Form 10-K
period 2005-12-31
POTLATCH CORP
filed 2006-02-24
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-32729

POTLATCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0156045
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 West Riverside Ave., Suite 1100 Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (509) 835-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	New York Stock Exchange
($1 par value)	Pacific Exchange
Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005, was approximately $1,473.9 million, based on the closing price of $52.33, as reported on the New York Stock Exchange Composite Transactions.

The number of shares of common stock outstanding as of January 31, 2006: 29,381,765 shares of Common Stock, par value of $1 per share.

Documents Incorporated by Reference

Portions of the definitive proxy statement to be dated April 5, 2006, with the Commission in connection with the 2006 annual meeting of stockholders are incorporated by reference in Part III hereof.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

ITEM 1.	BUSINESS

General

Potlatch Corporation, is a real estate investment trust, or REIT, that owns and manages 1.5 million acres of timberlands located in Arkansas, Idaho, Minnesota and Oregon, including a 17,000 acre hybrid poplar plantation in Oregon. We are also engaged in the production of commodity wood products and bleached pulp products.

The company, as it exists today, is the result of two recent reorganization transactions. First, effective January 1, 2006, the predecessor to the company, or original Potlatch, restructured its operations to qualify for treatment as a REIT for federal income tax purposes. This restructuring primarily involved the transfer of our manufacturing and other non-timberland assets to our wholly owned subsidiary, Potlatch Forest Products Corporation. Second, on February 3, 2006, original Potlatch merged with and into another wholly owned subsidiary, and as a result all of the stockholders of original Potlatch became stockholders of the company. Original Potlatch was incorporated in 1903. Although the company as currently constituted was incorporated in September 2005, it is the successor to the business of original Potlatch, and therefore we trace our origins to 1903 as well. For purposes of this report, any references to the “company,” “us,” “we,” and “our” include where the context requires both Potlatch Corporation and its predecessor, original Potlatch, as it existed prior to the merger, together with their respective subsidiaries.

As a REIT, we expect to derive most of our income from investments in real estate, including the sale of standing timber. Also as a REIT, we will generally not be subject to federal corporate income taxes on our income and gain from investments in real estate, including the revenue derived from the sale of timber, of which we intend to distribute a substantial portion to our stockholders, thereby reducing our corporate-level taxes and substantially eliminating the double taxation on income and gain that usually results in the case of a distribution by a C corporation. We will, however, be subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2006) on sales of real property (other than timber) held by the REIT during the first ten years following the REIT conversion. We will continue to be required to pay federal corporate income taxes on earnings from our non-real estate investments, principally our manufacturing operations, which are now held by a wholly owned taxable REIT subsidiary, or TRS, Potlatch Forest Products Corporation, which we refer to as Potlatch TRS.

During 2005, prior to our REIT conversion, our businesses were organized into four reportable operating segments, as defined by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information:” Resource; Wood Products; Pulp and Paperboard; and Consumer Products. Discussion of these segments is included on pages 3-7. Beginning on January 1, 2006, the Resource segment was separated into two reportable business segments. The new Resource segment consists of substantially all of the timberlands owned by the company, as well as those assets that are necessary to manage these timberlands. The activities of the new Resource segment include managing our timberlands to optimize stumpage sales, entering into recreational and hunting leases, and making other investments in timberlands as opportunities and market conditions dictate. The new Log Marketing and Land Development segment consists of the remaining operations previously in the Resource segment that are not qualified REIT activities and that were transferred to Potlatch TRS. These activities primarily include the purchasing and harvesting of our timber, the procurement of other wood fiber, log buying and selling, and the sale and development of selected land parcels for higher and better use purposes. As the new Log Marketing and Land Development segment was established as a new segment on January 1, 2006, this segment is not presented separately in this report.

Information relating to the amounts of net sales, operating income (loss) and identifiable assets attributable to each of our operating segments for 2003-2005 is included in Note 15 to the consolidated financial statements on pages 72-74 of this report.

Interested parties may access our periodic and current reports filed with the Securities and Exchange Commission, at no charge, by visiting our website: www.potlatchcorp.com. In the menu click on: Corporate Governance, then choose: SEC Filings. Information on our website is not part of this report.

Cautionary Statement Regarding Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, distributions, costs, manufacturing output, capital expenditures, the Company’s REIT conversion and timber supply issues. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect management’s current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, changes in the United States and international economies; changes in exchange rates between the U.S. dollar and other currencies; changes in the level of construction activity; changes in worldwide demand for our products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for our products; unanticipated manufacturing disruptions; changes in general and industry-specific environmental laws and regulations; unforeseen environmental liabilities or expenditures; weather conditions; changes in raw material, energy and other costs; implementation or revision of governmental policies and regulations affecting import and export controls or taxes; the ability to satisfy complex rules in order to remain qualified as a REIT; and changes in tax laws that could reduce the benefits associated with REIT status. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

Resource Segment

This section specifically addresses the business of the Resource segment as it existed through December 31, 2005, and does not reflect the separation, as of January 1, 2006, of the operations of the Resource segment into two segments as discussed on pages 2 – 3.

The Resource segment managed our 1.5 million acres of timberlands located in Arkansas, Idaho, Minnesota and Oregon, including a 17,000 acre hybrid poplar plantation in Oregon. The timberlands include a wide diversity of softwood and hardwood species. In Arkansas we own approximately 469,000 acres of timberlands. Primary species on these lands include southern yellow pine, red oak, white oak and other hardwoods. We own approximately 666,000 acres of timberlands in the northern portion of the state of Idaho. Primary species on these lands include grand fir, inland red cedar, Douglas fir, ponderosa pine, western larch, Engelmann spruce and western white pine. We own approximately 314,000 acres of timberlands in Minnesota, comprised primarily of aspen and other mixed hardwoods and pine.

In 2005, the segment sold wood fiber at market prices to our manufacturing facilities, as well as to third parties. We believe use of market value as the internal transfer price maximizes our timber value and motivates management of our manufacturing segments to optimize operating efficiencies and identify profitable markets in which to compete. The Resource segment also provided fiber procurement services to some of our manufacturing facilities and used its expertise for regional timber and log acquisitions and sales.

In addition to sales to our manufacturing facilities, which accounted for 57% of the segment’s net sales in 2005, the Resource segment sold wood fiber to a variety of paper and forest products companies situated within economically viable transportation distance of our timberlands. These customers range in size from small operators to multinational corporations. The segment competes with owners of timberlands that operate in areas adjacent to or near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States. The segment competes principally on the basis of log quality, customer service and price.

The segment also sold land in the normal course of business, the majority of which was comprised of small parcels of timberland. We have intensified our efforts to manage our timberlands, which include sales of non-strategic land. Non-strategic land sales occur because the parcels do not fit our strategic plan or the parcels may be more valuable to others. As part of our strategic plan for timberlands, we also purchase parcels accretive to the business.

Beginning in the fourth quarter of 2005, our 17,000 acre hybrid poplar plantation in Oregon transitioned from a development stage to an operating stage. As a result, we expect to increase our harvest and sale of wood fiber over the next three to five years to a sustainable annual harvest level of approximately 340,000 tons and thereby significantly increase our cash flow from the plantation operations. This plantation was originally established to provide an alternative source of wood chips for pulp making. In 2001, due to declining wood chip prices, we altered our strategy for the plantation toward the production of high quality logs for conversion into higher value, non-structural lumber products, such as furniture and moldings. It is our belief that hybrid poplar lumber will serve as a cost-competitive alternative to other regional hardwood species, mainly red alder, which are in tight supply. However, because there are no other producers of hybrid poplar sawlogs in the United States, it is uncertain whether we will be successful in developing an adequate market for hybrid poplar lumber.

The amount of timber harvested in any year from company-owned lands varies according to the requirements of sustainable forest management. By continually improving silvicultural techniques and other forest management practices, we have been able to increase the sustainable level of wood fiber produced per acre from our timberlands. Due to a low cost basis, on average, the overall cost of timber harvested from company-owned land is substantially below the cost of timber obtained on the open market. Thus, our overall results of operations have been favorably affected to the extent we can supply wood fiber from our own timberlands. We manage harvest levels on our timberlands in a manner that assures long-term sustainability, consistent with the standards of the Forest Stewardship Council, or FSC, and Sustainable Forestry Initiative, or SFI Program. As a member of the American Forest & Paper Association, or AF&PA, and a participant in the SFI Program, we have implemented the principles of the SFI Program: sustainable forestry, responsible practices, forest health and productivity, and protection of special sites. During 2002, an independent third party certified that management practices on our timberlands in Arkansas, Idaho and Minnesota met the requirements for SFI certification, as well as those of the International Organization on Standardization, or ISO 14001 standard for environmental management systems.

In 2003, we elected to be the sole industry participant in a certification system comparison project conducted by the Pinchot Institute, initiated to understand and document similarities and differences between the SFI and FSC standards of performance, the two primary North American programs. Results of the comparison between the FSC and SFI standards demonstrated to us that both systems are similar in many respects, but each has specific strengths that, when combined, greatly enhance our environmental management system and improve our environmental performance. In 2004, following our participation in the Pinchot study, our Idaho timberlands were certified under the FSC standard after undergoing a third-party audit. In 2005, our Arkansas and Minnesota timberlands were similarly certified under the FSC standard. Our Boardman poplar operation was certified under the FSC standard in 2001. Today, we are the only major public U.S. forest products company to have substantially all of its timberlands certified under the FSC, SFI and ISO 14001 standards. Sustainable Forestry Initiative is a registered trademark of the AF&PA, and Forest Stewardship Council is a registered trademark of the Forest Stewardship Council.

The FSC, SFI and ISO certifications aid us in marketing our products to customers who require that products they purchase for resale come from sustainably managed forests. In fact, our FSC certified framing lumber and plywood products were named one of 2004’s Top-10 BuildingGreen products by BuildingGreen, Inc.

Since late 2002, we have worked with the Trust for Public Land to establish working-forest conservation easements on a portion of our Idaho timberlands that will be held by the Idaho Department of Lands, or IDL. To date, conservation easements covering a small portion of our Idaho timberlands have been conveyed to the IDL. The easements require us to accept certain restrictions on the use of the property over which the easements are granted, such as a prohibition on converting land to residential or commercial uses. The easement terms permit the continued use of the land as a working, managed forest. Our compensation for accepting restrictions is based upon a fair-market appraisal of the rights foregone. We recognized approximately $4.6 million, $4.1 million and $0.5 million in Idaho easement revenues for 2005, 2004 and 2003, respectively. Since 2003, we have also worked with the Trust for Public Land to pursue conservation easements in the Brainerd Lakes region of Minnesota covering a small portion of our Minnesota timberlands, to be held by the Minnesota Department of Natural Resources. We finalized conservation easements on a small portion of our Minnesota timberlands in 2005 and recognized $2.4 million in Minnesota easement revenues. Conservation easements for an additional small portion of our Minnesota timberlands are expected to be completed in 2006. Similar conservation easements have been granted covering a small portion of our timberlands in Arkansas. Future grants of conservation easements are being considered in all of our operating regions.

Wood Products Segment

The Wood Products segment manufactures and markets lumber, plywood and particleboard. These products are sold through our sales offices primarily to wholesalers for nationwide distribution.

To produce these solid wood products, we own and operate eight manufacturing facilities in Arkansas, Idaho, Michigan and Minnesota. A description of these facilities is included under Item 2 of this report.

Our share of the market for lumber, plywood and particleboard is not significant compared to the total United States market for these products. We believe that competitiveness in this industry is largely based on individual mill efficiency and on the availability of competitively priced resources on a facility-by-facility basis, rather than the number of mills operated. This is due to the fact that it is generally not economical to transfer wood between or among facilities, which would permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. For these reasons, we believe we are able to compete effectively with companies that have a larger number of mills. We compete based on product quality, customer service and price.

Pulp and Paperboard Segment

The Pulp and Paperboard segment produces and markets bleached paperboard and bleached pulp. A description of the facilities used to produce these products is included under Item 2 of this report.

We are a major producer of bleached paperboard in the United States, where we compete with at least five other domestic pulp and paperboard producers. We believe we are the third largest domestic producer of bleached paperboard, with approximately 12% of the available capacity. The business is capital intensive, which leads to high fixed costs. As a result, production generally continues as long as selling prices cover variable costs.

Bleached paperboard is a product used in the high-end segment of the packaging industry due to its strength, brightness and favorable printing and graphic surface features. Our bleached paperboard is processed by our customers into a variety of end products, including packaging for liquids and other food products, pharmaceuticals, toiletries and other consumable goods, as well as paper cups and paper plates.

We also produce and sell bleached softwood market pulp, which is used as the basis for many paper products. We do not consider ourselves among the larger manufacturers of softwood market pulp in the United States.

We utilize various methods for the sale and distribution of our paperboard and softwood pulp. In general, we sell paperboard to packaging converters domestically through sales offices located throughout the United States. The majority of our international paperboard sales are made in Japan, China, Taiwan, Australia, Korea and other Southeast Asian countries through sales representative offices. The majority of softwood market pulp sales are made through agents. Our principal methods of competing are product quality, customer service and price.

Consumer Products Segment

The Consumer Products segment produces and markets household tissue products. A description of the facilities used to produce these products is included under Item 2 of this report.

Our tissue products are manufactured on three machines at our facility in Lewiston, Idaho, as well as one machine at our facility in Las Vegas, Nevada. The tissue is then converted into packaged tissue products at four converting facilities in Lewiston; Las Vegas; Benton Harbor, Michigan and Elwood, Illinois. Approximately 61% of the pulp we used to make our tissue products was obtained from our Lewiston pulp mill. The remaining portion was purchased on the open market and consisted primarily of hardwood pulp, which enhances the quality of certain grades of tissue.

We are a leading producer of private label household tissue products in the United States. In the year ended December 31, 2005, we produced approximately 90% of the private label tissue products sold in grocery stores in the western United States and approximately 51% of the total private label tissue products sold in grocery stores in the United States. We compete with at least three companies that are much larger than us who sell national brand tissue products, as well as commercial, industrial and private label products. We also compete with other companies that sell regional brand products and commercial, industrial and private label products. Our household tissue products, comprised of facial and bathroom tissues, paper towels and napkins, are packaged to order for retail chains, wholesalers and cooperative buying organizations throughout the United States and, to a lesser extent, Canada. These products are sold to consumers under our customers’ own brand names. We sell a majority of our tissue products to three national grocery store chains. We do not have long-term supply contracts with any of these national chains and the loss of one or more of these customers could have a material adverse effect upon the operating results of the Consumer Products segment.

We sell tissue products to major retail outlets, primarily through brokers. Our principal methods of competing are product quality, customer service and price.

Raw Materials

For our manufacturing operations, the principal raw material used is wood fiber, which is obtained from our Resource segment and purchased on the open market. In 2005, our Resource segment supplied fiber from our timberlands, as well as fiber purchased from outside sources, to our manufacturing facilities and manufacturing facilities owned by third parties. Our Wood Products segment purchases a portion of its log needs from outside sources. Our Pulp and Paperboard segment purchases a substantial amount of wood chips and sawdust from third parties for use in the production of pulp; and the Consumer Products segment purchases several varieties of pulp, in addition to pulp provided by our Pulp and Paperboard segment, which is used in manufacturing tissue products.

Information regarding 2005 fee harvests, purchases of wood fiber from third parties and sales of wood fiber to third parties are contained in the table below:

	Fee Timber Harvested (tons)*	Purchased Fiber (tons)	Total	Tons Sold to Third Parties
Sawtimber	2,545,000	2,795,000	5,340,000	1,359,000
Pulpwood	912,000	1,126,000	2,038,000	739,000

Total	3,457,000	3,921,000	7,378,000	2,098,000

*	The term “Fee Timber Harvested” refers to timber harvested on properties owned by Potlatch, as distinguished from “Purchased Fiber,” which is purchased from third parties.

In 2005, approximately 470,000 tons of the total 3,921,000 tons of purchased sawtimber and pulpwood were acquired directly from timberlands owned by federal, state and local governments. Wood fiber acquisitions from these sources occur in market transactions at current market prices. We generally do not maintain long-term supply contracts for a significant volume of timber.

Timber from our lands, together with outside purchases, is presently adequate to support our manufacturing operations. Beginning in the early 1990’s and lasting for more than a decade, the timber supply from federal lands had been increasingly curtailed, largely due to environmental pressures. This trend had a favorable effect on earnings. Although the supply of timber available from federal lands has recently stabilized, the future available supply cannot be predicted, and thus the long-term effect on earnings cannot be predicted.

The volume and value of timber that can be harvested from our lands may be affected by natural disasters such as fire, insect infestation, disease, ice storms, wind storms, floods and other weather conditions and causes. We assume substantially all risk of loss from fire and other hazards on the standing timber we own, as do most owners of timber tracts in the United States.

Seasonality

Our Resource segment typically experiences lower sales in the first and second quarters of each year, as winter rains in the South and spring thaws in the North limit timber harvesting operations due to softened roadbeds, which restrict access to logging sites. Demand for our wood products may typically decrease in the winter months when construction activity is slower, and increase in the spring, summer and fall when construction activity is generally higher. Our pulp, paperboard and tissue products are generally not affected by seasonal changes, although a number of our paperboard contracts are renewed at the beginning of each year.

Environment

Information regarding environmental matters is included under Item 7 – ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 43-44 of this report.

Employees

As of December 31, 2005, we had approximately 4,100 full-time employees. The workforce consisted of approximately 900 salaried, 3,100 hourly and 100 temporary or part-time employees. As of December 31, 2005, approximately 52% of the workforce was covered under collective bargaining agreements.

Hourly union labor contracts expiring in 2006 are set forth below.

Contract Expiration Date	Location	Union	Approximate Number of Hourly Employees
May 1	Wood Products Division & Log Marketing and Land Development Division Prescott, Arkansas	International Association of Machinists	205

September 1	Pulp and Paperboard Division & Consumer Products Division Lewiston, Idaho	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union	960

September 1	Pulp and Paperboard Division & Consumer Products Division Lewiston, Idaho	International Brotherhood of Electrical Workers	50

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a significant degree of risk. Investors should carefully consider the risks and uncertainties presented under the following captions in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of part II of this report on Form 10-K: “REIT Conversion,” “REIT-Related Risk Factors,” and “Factors Influencing Our Results of Operations and Cash Flows,” all of which are incorporated herein by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

For information regarding our timberlands, see the discussion under the heading “Resource Segment” on pages 3-5 of this report. Our principal manufacturing facilities at December 31, 2005, which are all owned by us except as noted, together with their respective 2005 annual capacities and production, are as follows:

	Capacity (A)	Production (A)
Wood Products
Sawmills:
Prescott, Arkansas	230,000 mbf	227,000 mbf
Warren, Arkansas	230,000 mbf	198,000 mbf
Lewiston, Idaho	180,000 mbf	180,000 mbf
St. Maries, Idaho	115,000 mbf	114,000 mbf
Gwinn, Michigan (B)	165,000 mbf	114,000 mbf
Bemidji, Minnesota	100,000 mbf	97,000 mbf
Plywood Mill (C):
St. Maries, Idaho	155,000 msf	151,000 msf
Particleboard Mill (D):
Post Falls, Idaho	70,000 msf	67,000 msf

Pulp and Paperboard
Pulp Mills:
Cypress Bend, Arkansas	280,000 tons	275,000 tons
Lewiston, Idaho	545,000 tons	534,000 tons
Bleached Paperboard Mills:
Cypress Bend, Arkansas	300,000 tons	295,000 tons
Lewiston, Idaho	425,000 tons	417,000 tons

Consumer Products
Tissue Mills:
Lewiston, Idaho	180,000 tons	177,000 tons
Las Vegas, Nevada	31,000 tons	31,000 tons
Tissue Converting Facilities:
Lewiston, Idaho	105,000 tons	101,000 tons
Elwood, Illinois (E)	25,000 tons	21,000 tons
Benton Harbor, Michigan (F)	10,000 tons	8,000 tons
Las Vegas, Nevada	50,000 tons	50,000 tons

(A)	msf stands for thousand square feet; mbf stands for thousand board feet.
(B)	The Gwinn, Michigan sawmill was acquired in May 2005. Capacity shown is annual capacity on a three-shift basis.
(C)	3/8 inch panel thickness basis.
(D)	3/4 inch panel thickness basis.
(E)	The building located at this facility is leased by Potlatch, while the operating equipment located within the building is owned by Potlatch.
(F)	The building located at this facility is leased by Potlatch under a lease that expires in April 2006. The operating equipment located within the building is owned by Potlatch and will be moved to Elwood, Illinois in March and April of 2006, and the facility will be closed.

ITEM 3.	LEGAL PROCEEDINGS

In September 2004, we sold three oriented strand board mills located in Minnesota to Ainsworth Lumber Co. Ltd. for approximately $452 million. On September 28, 2005, Ainsworth notified us by letter of its claims under the indemnification provisions in the asset purchase agreement between us and Ainsworth. The claims involve alleged breaches of representations and warranties regarding the condition of certain of the assets sold to Ainsworth. The amount Ainsworth is claiming is approximately $100 million, which exceeds the $60 million indemnity limitation provided in the asset purchase agreement. Ainsworth has not furnished us with sufficient information to enable us to fully investigate and evaluate the validity of the claims. We expect to vigorously contest any lawsuit that may be brought asserting these claims.

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information as of March 1, 2006, and for at least the past five years concerning the executive officers of the company is as follows:

L. Pendleton Siegel (age 63), first elected an officer in 1983, has served as Chairman of the Board since May 1999. He also served as Chief Executive Officer from May 1999 until February 6, 2006. Mr. Siegel was elected a director of the company effective November 1997. He is a member of the Finance Committee of the Board of Directors.

Michael J. Covey (age 48) was elected as a director and as President and Chief Executive Officer of the company, effective February 6, 2006. Prior to his employment with the company, Mr. Covey served as an Executive Vice President at Plum Creek Timber Company, Inc., since August 2001, and he served as a Senior Vice President of Plum Creek Timber Company, Inc., from August 2000 to August 2001.

Robert P. DeVleming (age 53), first elected an officer in 1999, has served as Vice President, Consumer Products Division, since October 2004. From May 2003 through October 2004, he was Vice President, Sales, Consumer Products Division. From August 2002 through May 2003, he was Vice President, Tissue Expansion, Consumer Products Division. From May 1999 through August 2002, he was Vice President, Marketing and Sales, Consumer Products Division.

Richard K. Kelly (age 58), first elected an officer in 1999, has served as Vice President, Wood Products Division, since July 1999.

John R. Olson (age 57), first elected an officer in 1999, has served as Vice President, Resource Management Division, since May 1999.

Harry D. Seamans (age 52), first elected an officer in 2003, has served as Vice President, Pulp and Paperboard Division, since January 2003. From March 2000 through December 2002, he was Arkansas Pulp and Paperboard Mill Manager.

Gerald L. Zuehlke (age 57), first elected an officer in 1994, has served as Vice President and Chief Financial Officer since June 2000. From June 1994 through March 2004, he served as Treasurer.

NOTE:	The aforementioned officers of the company hold office until the officer’s successor has been duly elected and has qualified or until the earlier of the officer’s death, resignation, retirement or removal by the board.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company’s common stock is traded on the New York, Chicago and Pacific Stock Exchanges. The quarterly and yearly high and low sales price per share of our common stock, as reported in the New York Stock Exchange Composite Transactions for 2005 and 2004, as well as regular quarterly dividend payments per share for 2005 and 2004, were as follows:

	2005			2004
Quarter	High	Low	Dividends	High	Low	Dividends
1st	$50.88	$45.03	$0.15	$43.67	$34.95	$0.15
2nd	55.47	44.37	0.15	42.09	34.55	0.15
3rd	59.07	51.20	0.15	47.20	37.54	0.15
4th	52.88	43.45	0.15	52.89	43.72	0.15

Year	59.07	43.45	$0.60	52.89	34.55	$0.60

The common stock prices and dividends per share shown above do not reflect the effect of the special Earnings and Profit, or E&P, distribution, as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II of this report on Form 10-K under the heading “REIT Conversion.”

In addition to the regular quarterly dividend payments, a $2.50 per common share special dividend was paid in the fourth quarter of 2004. This special dividend was funded with a portion of the proceeds received from the sale of our oriented strand board (OSB) operations.

There were approximately 1,650 stockholders of record at January 31, 2006.

The board of directors periodically reviews and approves the distribution policy. The board considers a variety of factors in determining the distribution rate, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations and borrowing capacity. Consequently, the level of distributions to our stockholders may fluctuate and any reduction in the distribution rate may adversely affect our stock price.

In connection with the REIT conversion, we announced that we plan to increase our regular distribution to stockholders to an aggregate of approximately $76 million on an annual basis, compared with the regular quarterly dividends for 2005 totaling $17.5 million. The first such distribution of $0.65 per share for the first quarter of 2006 is payable on February 28, 2006, to stockholders of record on February 13, 2006. Actual future quarterly distribution amounts per share will be proportionately reduced after additional shares are issued in connection with the special E&P distribution, as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of part II of this report on Form 10-K under the heading “REIT Conversion,” and as a result quarterly distributions thereafter will be less than $0.65 per share.

Reference is made to the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of this Form 10-K, under the heading “Liquidity and Capital Resources” of (i) the covenants in our amended and restated credit facility with which we must remain in compliance in order to make cash distributions and (ii) the REIT tax rules, which under certain circumstances may restrict our ability to receive dividends from Potlatch TRS, our taxable REIT subsidiary.

There are currently no authorized repurchase programs in effect under which the company may repurchase shares.

The table containing equity compensation plan information set forth in Item 12 of Part III of this Form 10-K is incorporated herein by reference.

ITEMS 6, 7, 7A and 8

The information called for by Items 6, 7, 7A and 8, inclusive, of Part II of this form is contained in the following sections of this report at the pages indicated below:

Page Number
ITEM 6	Selected Financial Data	21
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-44
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	44-46
ITEM 8	Financial Statements and Supplementary Data	47-80

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934 (the Exchange Act), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by the annual report on this Form 10-K. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures are effective to meet the objective for which they were designed and operate at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on pages 78-79.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of our company is set forth under the heading “Board of Directors” in our definitive proxy statement, to be dated April 5, 2006, for the 2006 annual meeting of stockholders (2006 Proxy Statement), which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement and is incorporated herein by reference.

We have adopted a Corporate Conduct and Ethics Code that applies to all directors and employees. You can find our Corporate Conduct and Ethics Code on our website by going to the following address: www.potlatchcorp.com, clicking on Corporate Governance, and then clicking on the link for Corporate Conduct and Ethics Code. We will post any amendments, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange, on our website. To date, no waivers to the Corporate Conduct and Ethics Code have been considered or granted.

Our board of directors has adopted Corporate Governance Guidelines and charters for the board of directors’ Audit Committee, Executive Compensation and Personnel Policies Committee, and Nominating and Corporate Governance Committee. You can find these documents on our website by going to the following address: www.potlatchcorp.com, clicking on Corporate Governance, and then clicking on the appropriate link.

You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

Potlatch Corporation

Attention: Mac Ryerse, Corporate Secretary

601 West Riverside Ave., Suite 1100

Spokane, Washington 99201

Telephone: (509) 835-1500

The Audit Committee of our board of directors is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. As of December 31, 2005, the members of that committee were: Boh A. Dickey (Chair), Ruth Ann M. Gillis, Jerome C. Knoll, and Gregory L. Quesnel. The board of directors has determined that Mr. Dickey is an “audit committee financial expert” and that he and all of our Audit Committee members are “independent” as defined under the applicable rules and regulations of the Securities and Exchange Commission and the listing standards of the New York Stock Exchange.

ITEM 11.	EXECUTIVE COMPENSATION

Information set forth under the heading “Compensation of the Named Executive Officers” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading “Stock Ownership” in the 2006 Proxy Statement is incorporated herein by reference.

The following table provides certain information as of December 31, 2005, with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,281,582	$37.76	1,716,534
Equity compensation plans not approved by security holders	—	—	—

Total	1,281,582	$37.76	1,716,534

(1)	Includes 431,622 performance shares, which is the maximum number of shares that could be awarded under the performance share program, not including future dividend equivalents. Performance shares are not included in the weighted average exercise price calculation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth under the heading “Fees Paid to Independent Auditor in 2005 and 2004” in the 2006 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements

Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 20 of this Form 10-K.

Financial Statement Schedules

Our financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 20 of this Form 10-K.

Exhibits

Exhibits are listed in the Exhibit Index on pages 81-84 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCH CORPORATION (Registrant)

By	/S/ MICHAEL J. COVEY
Michael J. Covey
Director and President and Chief Executive Officer

Date: February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2006, by the following persons on behalf of the company in the capacities indicated.

BY /S/ L. PENDLETON SIEGEL L. Pendleton Siegel	Director and Chairman of the Board

BY /S/ MICHAEL J. COVEY Michael J. Covey	Director and President and Chief Executive Officer (Principal Executive Officer)

BY /S/ GERALD L. ZUEHLKE Gerald L. Zuehlke	Vice President and Chief Financial Officer (Principal Financial Officer)

BY /S/ TERRY L. CARTER Terry L. Carter	Controller (Principal Accounting Officer)

* Boh A. Dickey	Director

* Ruth Ann M. Gillis	Director

* Jerome C. Knoll	Director

* Lawrence S. Peiros	Director

* Gregory L. Quesnel	Director

* Michael T. Riordan	Director

* Judith M. Runstad	Director

* Dr. William T. Weyerhaeuser	Director

*By	/S/ MALCOLM A. RYERSE
Malcolm A. Ryerse
(Attorney-in-fact)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedules

The following documents are filed as part of this report:

All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Selected Financial Data

(Dollars in thousands – except per-share amounts)

	2005	2004	2003	2002	2001
Net sales	$1,496,144	$1,351,472	$1,192,437	$1,106,306	$1,111,811
Earnings (loss) from continuing operations	32,964	15,330	(3,842)	(41,221)	(43,597)
Net earnings (loss)	32,964	271,249	50,727	(234,381)	(79,445)
Working capital	255,598	255,065	303,776	258,839	784,528
Current ratio	2.7 to 1	2.7 to 1	2.8 to 1	2.0 to 1	2.4 to 1
Long-term debt (including current portion)	$335,454	$336,522	$618,785	$638,252	$1,150,125
Stockholders’ equity	705,148	671,389	470,851	430,791	707,304
Long-term debt to stockholders’ equity ratio	0.5 to 1	0.5 to 1	1.3 to 1	1.5 to 1	1.6 to 1
Capital expenditures	$105,574	$48,900	$76,090	$48,924	$29,365
Total assets	1,628,797	1,594,672	1,597,377	1,624,817	2,488,439
Basic earnings (loss) from continuing operations per common share	$1.13	$.52	$(.13)	$(1.45)	$(1.54)
Basic net earnings (loss) per common share	1.13	9.23	1.77	(8.23)	(2.81)
Average common shares outstanding (in thousands)	29,120	29,397	28,706	28,462	28,282
Diluted earnings (loss) from continuing operations per common share	$1.13	$.52	$(.13)	$(1.45)	$(1.54)
Diluted net earnings (loss) per common share	1.13	9.19	1.77	(8.23)	(2.81)
Average common shares outstanding, assuming dilution (in thousands)	29,252	29,515	28,718	28,462	28,282
Cash dividends per common share (1)	$.60	$3.10	$.60	$.60	$1.17

(1)	Cash dividends for 2004 included a special dividend of $2.50 per common share.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Potlatch is a real estate investment trust, or REIT, that owns and manages 1.5 million acres of timberlands located in Arkansas, Idaho, Minnesota and Oregon. We are also engaged in the production of commodity wood products and bleached pulp products. We completed our conversion to a REIT effective January 1, 2006. By converting to a REIT, we expect to be better able to compete for timberland acquisitions against other tax-advantaged entities, and we believe that our stockholders will benefit from the increased distributions we expect to make as a REIT. Our regular annual distribution is expected to increase to approximately $76 million in 2006, compared to $17.5 million in 2005.

As of December 31, 2005, our business was organized into four segments:

•	The Resource segment managed our timberlands, which supplied logs, wood chips and pulpwood to our manufacturing segments, as well as to third parties. Intersegment sales were based on prevailing market prices for wood product delivered. In 2005, Resource segment net sales were $305.0 million, representing approximately 18% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $174.9 million in 2005. In addition to wood fiber sales, net sales for the segment include revenue generated from the sale of land that occurs from time to time as part of the normal management of our timberland base, as well as revenue from conservation easements.

•	The Wood Products segment manufactures lumber, plywood and particleboard at eight mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment net sales were $488.3 million in 2005, representing approximately 28% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $12.9 million in 2005.

•	The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment net sales were $566.1 million in 2005, representing approximately 33% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $43.7 million in 2005.

•	The Consumer Products segment manufactures tissue products primarily sold on a private label basis to major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and two additional converting facilities located in Illinois and Michigan. Consumer Products segment net sales were $368.4 million in 2005, representing approximately 21% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $0.1 million in 2005.

Beginning in 2006, the REIT conversion, discussed below, resulted in the separation of the Resource segment into two reportable business segments. The new Resource segment consists of the following activities: managing our timberlands to optimize stumpage sales, entering into recreational and hunting leases, and making other investments in timberlands as opportunities and market conditions dictate. The new Log Marketing and Land Development segment consists of the remaining operations previously conducted by the Resource segment: primarily the purchasing and harvesting of our timber, the procurement of other wood fiber, log buying and selling, and the sale and development of selected land parcels for higher and better use purposes.

In February 2003, we sold our Brainerd, Minnesota, printing papers mill, which was closed in 2002, for approximately $4 million in cash.

In September 2004, we sold our OSB mills and related assets in Bemidji, Cook and Grand Rapids, Minnesota, to Ainsworth Lumber Co. Ltd. for approximately $452 million in cash, after closing adjustments.

Our consolidated financial statements and this discussion reflect the classification of the Brainerd printing papers mill and the OSB operations as discontinued operations for all periods presented. Our discontinued operations generated after-tax operating earnings of $92.8 million and $56.2 million for the years ended December 31, 2004 and 2003, respectively. Cash flows generated by discontinued operations totaled $585.0 million and $98.2 million for the years ended December 31, 2004 and 2003, respectively. There were no discontinued operations in 2005.

The majority of the proceeds from the sale of the OSB operations in 2004 were used to retire $281.8 million of debt, make a pension contribution of $57.9 million, pay a special cash dividend of $2.50 per common share, which totaled approximately $75 million, and to repurchase $75 million of company stock through an accelerated stock repurchase program. The retirement of the debt has decreased our interest expense in subsequent periods and improved our standing under financial ratios contained in the financial maintenance covenants in our unsecured bank credit facility.

REIT Conversion

Effective January 1, 2006, we restructured our operations to qualify for treatment as a real estate investment trust, or REIT, for federal income tax purposes. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us will primarily include income from the sale of standing timber. Accordingly, prior to our REIT conversion we transferred to our wholly owned taxable REIT subsidiary, Potlatch Forest Products Corporation, which we refer to as Potlatch TRS, substantially all of our non-timberland assets, consisting primarily of Potlatch’s 14 manufacturing facilities engaged in the manufacturing of wood products, pulp and paperboard and tissue products, assets previously used by Potlatch for the harvesting of timber and the sale of logs, and selected land parcels that Potlatch expects will be sold or developed for higher and better use purposes. Our use of Potlatch TRS, which will be taxed as a C corporation, will enable us to continue to engage in these non-REIT qualifying businesses without violating the REIT requirements. In connection with this restructuring, our subsidiary that holds our timberlands has agreed to sell standing timber to Potlatch TRS at fair market prices.

As a REIT, generally we will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We expect to increase our regular annual distribution rate from an aggregate amount of $17.5 million in 2005 to approximately $76 million in 2006. The actual amount of distributions, however, will be as determined and declared by the board of directors based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations and borrowing capacity. Consequently, the level of distributions to our stockholders may fluctuate and any reduction in the distribution rate may adversely affect our stock price.

Under the REIT rules, to remain qualified as a REIT, a REIT must distribute, within a certain period after the end of each year, 90% of its ordinary taxable income for such year. We anticipate that our REIT income in the foreseeable future will consist primarily of net capital gains resulting from payments to be received under timber cutting contracts with Potlatch TRS and third parties, and not ordinary taxable income. Therefore, unlike most REITs, we may not be required to distribute material amounts of cash to remain qualified as a REIT. If, after giving effect to our distributions, we have not distributed an amount equal to 100% of our ordinary taxable income and net capital gains income, then we would be required to pay tax on the undistributed portion of such taxable income at regular corporate tax rates. In this case, our stockholders would be required to include their proportionate share of any undistributed capital gain in income and would receive a credit or refund for their share of the tax paid by us.

As a consequence of our conversion to a REIT, we are not permitted to retain earnings and profits accumulated during years when we were taxed as a C corporation. Therefore, in order to remain qualified as a REIT, we plan to distribute these earnings and profits by making a one-time special distribution to stockholders, which we refer to as the “special E&P distribution.” On February 3, 2006, our board of directors declared the special E&P distribution with an aggregate value of approximately $445 million, payable on March 31, 2006, to stockholders of record on February 14, 2006. The special E&P distribution is payable, at the election of each stockholder, in cash, Potlatch common stock or a combination of both, except that the aggregate amount of cash to be distributed will not exceed 20% of the value of the distribution or approximately $89 million.

Although our conversion to a REIT will result in a significant reduction in our taxes, if during the ten year period following the REIT conversion we sell any property not transferred to Potlatch TRS, other than the sale of standing timber pursuant to a timber cutting contract, we will be subject to a corporate level federal income tax at the highest regular corporate rate on an amount equal to the excess of (i) the fair market value of the disposed property as of January 1, 2006, over (ii) our adjusted income tax basis in such property as of that date.

We will also continue to be required to pay federal corporate income taxes on income from our non-real estate investments, principally the operations of Potlatch TRS. Our use of Potlatch TRS enables us to continue to engage in these non-REIT qualifying business activities. However, under the Internal Revenue Code, or “the Code,” no more than 20% of the value of the assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries. This limitation may affect our ability to make investments in our manufacturing operations or in other non-REIT qualifying operations.

As a REIT, our ability to receive dividends from Potlatch TRS will be limited by the rules with which we must comply to maintain REIT status. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund distributions to stockholders using cash flows from Potlatch TRS.

REIT-Related Risk Factors

If we fail to remain qualified as a REIT, income from our timberlands will be subject to taxation at regular corporate rates and we will have reduced funds available for distribution to our stockholders.

Qualification as a REIT involves the application of highly technical and complex provisions of the Code to our operations, including satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements, on a continuing basis. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we will remain qualified as a REIT.

In addition, the rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws affecting REITs, which may have retroactive application, could adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. Accordingly, we cannot assure you that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to remain qualified as a REIT or the federal income tax consequences of such qualification.

If in any taxable year we fail to remain qualified as a REIT,

•	we will not be allowed a deduction for dividends to stockholders in computing our taxable income; and

•	we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we are entitled to relief under certain statutory provisions. As a result, net income and the funds available for distribution to our stockholders could be reduced for up to five years or longer, which would have an adverse impact on the value of our common stock.

There are uncertainties relating to the estimate of our special E&P distribution, which could result in our disqualification as a REIT.

In order to remain qualified as a REIT, we will be required to distribute to our stockholders all of our accumulated non-REIT tax earnings and profits, or E&P, prior to the end of our first taxable year as a REIT, which will be the taxable period ending December 31, 2006. Failure to make the special E&P distribution before December 31, 2006 would result in our disqualification as a REIT. On February 3, 2006, our board of directors declared the special E&P distribution in the aggregate amount of approximately $445 million. We currently believe and intend that the amount of our special E&P distribution will equal or exceed the amount required to be distributed in order to satisfy the requirements relating to the distribution of E&P. There are, however, substantial uncertainties relating to the determination of our special E&P distribution, including the possibility that the IRS could, in any audits for tax years through 2005, successfully assert that our taxable income should be increased, which would increase our E&P. Thus, we might fail to satisfy the requirement that we distribute all of our E&P by the close of our first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of our E&P, we cannot now determine whether we would be able to take advantage of them or the economic impact on us of doing so.

Certain of our business activities are potentially subject to prohibited transactions tax on 100% of our net income, which would reduce our cash flow and impair our ability to make distributions.

REITs are generally intended to be passive entities and can thus only engage in those activities permitted by the Code, which for us generally include: owning and managing a timberland portfolio; growing timber; and selling standing timber. Accordingly, the manufacture and sale by us of wood products, pulp and paperboard, tissue products, certain types of timberlands sales, if any, and the harvest and sale of logs are conducted through Potlatch TRS because such activities generate non-qualifying REIT income and could constitute “prohibited transactions” if such activities were engaged in directly by the REIT. In general, prohibited transactions are defined by the Internal Revenue Code to be sales or other dispositions of property held primarily for sale to customers in the ordinary course of a trade or business.

By conducting our business in this manner, we believe we will satisfy the REIT requirements of the Code and avoid the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to Potlatch TRS. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur, which would adversely affect our cash flow and impair our ability to make quarterly distributions.

Factors Influencing Our Results of Operations and Cash Flows

The operating results of our timberlands and manufacturing businesses have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in the harvest levels from our timberlands, competition, international trade agreements or disputes, the efficiency and level of capacity utilization of our manufacturing operations, changes in our principal expenses, such as wood fiber and energy costs, changes in the production capacity of our manufacturing operations as a result of major capital spending projects, asset dispositions or acquisitions and other factors.

Our results of operations and cash flow are affected by the fluctuating nature of timber prices. The demand for and supply of standing timber have been and are expected to be subject to cyclical and other fluctuations, which often result in variations in timber prices. The demand for softwood sawtimber is primarily affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity and other industrial uses of wood fiber, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. The demand for pulpwood is also cyclical, and tends to fluctuate based on changes in the demand for paper, tissue and similar products, as well as conversion capacity in the relevant region. Reductions in residential construction activity and other events reducing the demand for standing timber could have a material adverse effect on our results of operations and cash flow.

Our results of operations and cash flow are also affected by changes in timber availability at the local and national level. Increases in timber supply could adversely affect the prices that we receive for timber. Our timberland ownership is currently concentrated in Idaho, Arkansas and Minnesota. In Arkansas and Minnesota, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. In Idaho, where a greater proportion of timberland is publicly owned, any substantial increase in timber harvesting from these lands could significantly reduce timber prices, which could harm our results of operations. In the last twenty years, environmental concerns and other factors have limited timber sales by government agencies, which historically have been major suppliers of timber to the United States forest products industry, particularly in the West. Any reversal of policy that substantially increases public timber sales could materially adversely affect our results of operations and cash flow. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local forest products industry participants, as well as occasionally high timber salvage efforts due to unusual pest infestations or fires.

Changes in harvest levels on our timberlands also may have a significant impact on our results of operations, due in part to the low cost basis of our timber from timberlands we acquired many years ago. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. For example, in recent years we have been harvesting timber in Idaho at a level below the estimated long-term sustainable harvest level. Due to a current imbalance in timber ages on our Idaho timberlands, beginning in 2005 and for a period of approximately 5-10 years, we expect to significantly increase the timber harvest level on our Idaho timberlands in order to improve the long-term productivity and sustainability of these timberlands. We also anticipate that, as a result of this period of increased timber harvest activity, the annual harvest levels on our existing Idaho timberlands will subsequently decrease to a level below the sustainable harvest level for a period of time, before increasing again to achieve the optimal long-term sustainable harvest level. On a short-term basis, our timber harvest levels may be impacted by factors such as demand for timber and harvesting capacity. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels may also be affected by purchases of additional timberlands, sales of existing timberlands and changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, as well as by natural disasters, regulatory constraints and other factors beyond our control.

Beginning in the fourth quarter of 2005, our 17,000 acre hybrid poplar plantation transitioned from a development stage to an operating stage. As a result, we expect to increase our harvest and sale of wood fiber over the next three to five years to a sustainable annual harvest level of approximately 340,000 tons and thereby significantly increase our cash flow from the plantation operations. The increased harvests will also increase the amount of depletion and depreciation expense that we expect to incur as we amortize our approximate $100 million investment in the plantation over an eleven-year harvest cycle. This plantation was originally established to provide an alternative source of wood chips for pulp making. In 2001, due to declining wood chip prices, we altered our strategy for the plantation toward the production of high quality logs for conversion into higher value, non-structural lumber products, such as furniture and moldings. It is our belief that hybrid poplar lumber will serve as a cost-competitive alternative to other regional hardwood species, mainly red alder, which are in tight supply. However, because there are no other producers of hybrid poplar sawlogs in the United States, it is uncertain whether we will be successful in developing an adequate market for hybrid poplar lumber. The cash flow that we will generate from our hybrid poplar plantation will depend primarily on our ability to develop new markets for products manufactured from hybrid poplar sawlogs and on the prices we are able to obtain for hybrid poplar sawlogs converted into these products.

The operating results of our manufacturing operations generally reflect the cyclical pattern of the forest products industry. Historical prices for our manufactured products have been volatile, and we, like other manufacturers in the forest products industry, have limited direct influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. The demand for most of our pulp and paperboard products is primarily affected by the general state of the global economy, and the economies in North America and east Asia in particular. The demand for our tissue products is primarily affected by the state of the United States economy.

The markets for our products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Logs and other fiber from our timberlands, as well as our wood products, are subject to competition from timberland owners and wood products manufacturers in North America and to a lesser extent in South America, Europe, Australia and New Zealand. Our pulp-based products, other than tissue products, are globally traded commodity products. Because our competitors in these segments are located throughout the world, variations in exchange rates between the U.S. dollar and other currencies can significantly affect our competitive position compared to our international competitors. As it is generally not profitable to sell tissue products overseas due to high transportation costs, currency exchange rates do not have a major effect on our ability to compete in our tissue business.

Tariffs, quotas or trade agreements can also affect the markets for our products, particularly our wood products. For example, in 2002, the United States imposed duties on imported lumber from Canada in response to a dispute over the stumpage pricing policies of some provincial governments. Canada is challenging the tariffs in a number of forums, seeking to force the United States to revoke the import duty and return more than $4.5 billion in deposits collected on imports since duties were first imposed. In late 2005, a NAFTA panel directed the U.S. Department of Commerce to recalculate the Canadian subsidy rate in a manner that may result in the revocation of the 2002 countervailing duty sometime in 2006. Both countries are pursuing their own independent litigation and administrative remedies. Negotiations between the countries to resolve the dispute are currently stalled, and it is not clear when negotiations will resume or if they will result in a resolution of the matter. Any resulting agreement or other determination could have a significant effect on lumber prices in the United States.

Our manufacturing businesses are capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors may currently be lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases. No downtime was taken at any of our facilities due to an inability to cover variable costs during the financial reporting periods discussed below. However, downtime was taken during 2005 at our Warren, Arkansas, lumber facility, our St. Maries, Idaho, plywood facility and our Post Falls, Idaho, particleboard facility to install new equipment. Downtime was also taken during 2005 at our Gwinn, Michigan, lumber facility and our Post Falls particleboard facility to reduce inventories. The profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results would be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Energy costs, which have become one of our most volatile operating expenses over the past several years, impact almost every aspect of our operations, from natural gas used at our manufacturing facilities to in-bound and out-bound transportation surcharges. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases, and therefore such increased costs could adversely affect our operating results. For example, energy costs for the second half of 2005 were particularly high, exacerbated by petroleum and natural gas supply curtailments in the wake of the Gulf Coast hurricanes. Energy costs were higher for 2004, compared to 2003, due primarily to increased natural gas usage as a result of operating our new through-air-dried tissue machine in Las Vegas, Nevada. We have taken steps through conservation and electrical production to reduce our exposure to the volatile spot market for energy and to rate increases by regulated utilities. Our energy costs in future periods will depend principally on our ability to continue to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage. From time to time we have entered into derivative financial instruments as a hedge against potential increases in the cost of natural gas. We entered into several such contracts in the third quarter of 2003, covering a portion of our expected natural gas purchases from November 2003 through March 2004. We have not entered into any such contracts since the third quarter of 2003.

Another significant expense is the cost of wood fiber needed to supply our manufacturing facilities. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. Selling prices of our products have not always increased in response to wood fiber price increases, nor have wood fiber prices always decreased in conjunction with declining product prices. On occasion, our results of operations have been and may in the future be adversely affected if we are unable to pass cost increases through to our customers.

The disparity between the cost of wood fiber harvested from our timberlands and the cost of wood fiber purchased on the open market is due to the fact that the capitalized costs to establish fee timber were expended many years ago. The initial stand establishment costs remain as a capitalized asset until the timber reaches maturity, which typically ranges from 30 to 60 years. Ongoing forest management costs include recurring items necessary to the ownership and administration of timber producing property and are expensed as incurred. The cost of purchased wood fiber is significantly higher due to the fact that the wood fiber being purchased from third parties is mature and is purchased at the current market price.

Changes in our manufacturing capacity, primarily as a result of capital spending programs or asset purchases and dispositions, have significantly affected our results of operations in recent periods. In early 2004, we began operating a new tissue machine in Las Vegas, Nevada. In June 2004, we began operating a tissue converting facility in Elwood, Illinois. In September 2004, we sold our three OSB operations in Bemidji, Cook and Grand Rapids, Minnesota. In May 2005, we purchased a lumber mill in Gwinn, Michigan. Each of these changes has affected or will affect our levels of net sales and expenses, as well as the comparability of our operating results from period to period.

It is our practice to periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we consider and plan to continue to consider, among other things, adjustments to our capital expenditures and overall spending, the expanding or restructuring of our operations to achieve efficiencies, and the disposition of assets that may have greater value to others, as in the sale of our OSB operations in 2004. There can be no assurance that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position.

Among the reasons for the REIT conversion is that we will be better able to compete for acquisitions of timberlands against other entities that use tax-efficient structures. It is uncertain whether any timberland acquisitions will occur and, if an acquisition is consummated, whether it will perform in accordance with our expectations. In addition, we anticipate financing acquisitions through cash from operations, borrowings under our credit facility or proceeds from equity or debt offerings. Our inability to finance future acquisitions on favorable terms or the failure of any acquisition to perform as we expect could harm our results of operations.

Critical Accounting Policies

Our principal accounting policies are discussed on pages 51-55 of this Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial position and operating results. Management believes the accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

Long-lived assets.    Due to the capital-intensive nature of our industry, a significant portion of our total assets are invested in our manufacturing facilities and timber and timberlands. Also, the cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-lived assets are a material component of our financial position with the potential for material change in valuation if assets are determined to be impaired. We account for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that they are derived from estimates of revenues, costs and capital spending, all of which are subject to frequent change for many different reasons, as previously described in “Factors Influencing our Results of Operations and Cash Flows.” Because of the number of variables involved, the interrelationship between the variables and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions, and operations are reviewed, as appropriate, for impairment using the most current data available. To date, this process has not resulted in an impairment charge for any of our assets.

Timber and timberlands.    Timber and timberlands are recorded at cost, net of fee timber harvested. Expenditures for reforestation, including all costs related to stand establishment, such as site preparation, costs of seeds or seedlings and tree planting, are capitalized. Expenditures for forest management, consisting of regularly recurring items necessary to the ownership and administration of our timber and timberlands, are accounted for as current operating expense. Our cost of timber harvested is determined based on costs capitalized and the related current estimated recoverable timber volume. Recoverable volume does not include anticipated future growth, nor are anticipated future costs considered.

There are currently no authoritative accounting rules relating to costs to be capitalized in timber and timberlands. We have used relevant portions of current accounting rules, industry practices and our judgment in determining costs to be capitalized or expensed. Alternate interpretations and judgments could significantly affect the amounts capitalized. Additionally, models and observations used to estimate the current recoverable timber volume on our lands are subject to judgments that could significantly affect volume estimates. Following are examples of factors that add to the complexity of the assumptions we make regarding capitalized or expensed costs:

•	harvest cycles can vary by geographic region and by species of timber;

•	weather patterns can affect annual harvest levels;

•	environmental regulations and restrictions may limit the company’s ability to harvest certain timberlands;

•	changes in harvest plans may occur;

•	scientific advancement in seedlings and timber growing technology may affect future harvests; and

•	land sales and acquisitions affect volumes available for harvest.

Different assumptions for either the cost or volume estimates, or both, could have a significant effect upon amounts reported in our statements of operations and financial condition. Because of the number of variables involved and the interrelationship between the variables, sensitivity analysis of individual variables is not practical.

Restructuring charges and discontinued operations.    In 2003, we sold our printing papers facility in Brainerd, Minnesota, which was closed in 2002. In January 2004, we recorded a charge for a workforce reduction in our Consumer Products segment. In September 2004, we sold our three OSB operations in Minnesota. These events required us to record estimates of liabilities for employee benefits, environmental clean-up and other costs at the time of the events. In making these judgments, we considered contractual obligations, legal liabilities, and possible incremental costs incurred as a result of restructuring plans to determine the liability. Our estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences, although no material adjustments to our original estimates have occurred for the events described above.

Environmental liabilities.    We record accruals for estimated environmental liabilities, which are not within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” in accordance with SFAS No. 5, “Accounting for Commitments and Contingencies.” These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities. In making these estimates, we consider, among other things, the activities we have conducted at any particular site, information obtained through consultation with applicable regulatory authorities and third parties, and our historical experience at other sites that are judged to be comparable. We must also consider the likelihood of changes in governmental regulations, advancements in environmental technologies, and changing legal standards regarding liability. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, our accruals are subject to substantial uncertainties and our actual costs could be materially more or less than the estimated amounts.

Pension and postretirement benefits.    The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the discount rate applied to pension plan obligations and the rate of return on plan assets. For other postretirement employee benefit (OPEB) plans, which provide certain health care and life insurance benefits to qualified retired employees, critical assumptions in determining OPEB expense are the discount rate applied to benefit obligations and the assumed health care cost trend rates used in the calculation of benefit obligations.

Note 12 to the consolidated financial statements on pages 64-68 includes information for the three years ended December 31, 2005, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2005 and 2004.

The discount rate used in the determination of pension benefit obligations and pension expense is based on high-quality fixed income investment interest rates. At December 31, 2005, we calculated obligations using a 5.60% discount rate. The discount rates used at December 31, 2004 and 2003 were 5.90% and 6.25%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The assumed long-term rate of return on pension plan assets used for the three-year period ended December 31, 2005, was 9.5%. Over the past 28 years, the period we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 11.5%.

Total periodic pension plan income in 2005 was $14.1 million. An increase in the discount rate or the expected return on plan assets, all other assumptions remaining the same, would reduce pension plan expense, and conversely, a decrease in either of these measures would increase plan expense. As an indication of the sensitivity that pension expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $1.4 million. A 25 basis point change in the assumption for expected return on plan assets would affect plan expense by approximately $1.6 million. The actual rates on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.

No minimum pension contributions to our qualified plans are required for 2006 due to the funded status of those pension plans at December 31, 2005. However, we expect to make contributions to our pension plans totaling approximately $19.5 million in 2006, which consist of a $1.4 million contribution to our non-qualified plan and a voluntary $18.1 million contribution to our qualified plans.

For our OPEB plans, expense for 2005 was $29.6 million. The discount rate used to calculate OPEB obligations was 5.60% at December 31, 2005, and 5.90% and 6.25% at December 31, 2004 and 2003, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2005 was a 12% increase over the previous year, with the rate of increase scheduled to decline one percent annually to a long-term ultimate rate increase assumption of 6% for 2011 and thereafter.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $1.2 million. A 1% change in the assumption for health care cost trend rates would have affected 2005 plan expense by approximately $2.0 – $2.4 million and the total postretirement obligation by approximately $29.5 – $34.8 million, as reported in Note 12 on page 66. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Statements of Operations. The expense is allocated to all business segments. Depending upon the funded status of the different plans, either a long-term asset or long-term liability is recorded for plans with overfunding or underfunding, respectively. Any unfunded accumulated pension benefit obligation in excess of recorded liabilities is accounted for in “Accumulated other comprehensive loss.” See Note 12 on pages 64-68 for related balance sheet effects at December 31, 2005 and 2004.

Results of Operations

At December 31, 2005, our business was organized into four reporting segments: Resource, Wood Products, Pulp and Paperboard, and Consumer Products. Sales or transfers between segments are recorded as intersegment sales based on prevailing market prices. Because of the role of the Resource segment in supplying our manufacturing segments with wood fiber, intersegment sales represented a significant portion of the Resource segment’s total net sales in 2005. Intersegment sales represent a substantially smaller percentage of net sales for our other segments.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are set forth before elimination of intersegment sales.

As a result of our decisions to sell our Brainerd printing Papers facility and our OSB operations and associated assets, those operations have been classified as “Discontinued Operations” in the Statements of Operations. The discussion below addresses our continuing businesses.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales – Net sales increased 11%, to $1.50 billion for the year ended December 31, 2005, from $1.35 billion for the year ended December 31, 2004. Resource segment net sales were $20.2 million higher, primarily due to increased harvests of fee timber in Idaho and Arkansas and higher land sales revenue. Wood Products net sales increased $36.4 million as a result of increased shipments for lumber, which were partially offset by lower selling prices for lumber, plywood and particleboard. Pulp and Paperboard segment net sales were $39.8 million higher due to higher selling prices for paperboard and increased pulp shipments to external customers, which were partially offset by lower pulp selling prices. Consumer Products segment net sales increased $48.4 million due to higher selling prices and increased shipments of consumer tissue products.

Depreciation, amortization and cost of fee timber harvested – For the year ended December 31, 2005, depreciation, amortization and cost of fee timber harvested totaled $89.4 million, an increase of $1.1 million from the prior year amount of $88.3 million. The increase was primarily due to depreciation and higher depletion expense from our hybrid poplar operation, higher Arkansas depletion expense and depreciation from the Gwinn, Michigan lumber mill, which was acquired in May 2005. Lower Minnesota depletion expense and lower amortization expense partially offset these increases.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased 15% to $1.25 billion for the year ended December 31, 2005, from $1.08 billion for 2004. The higher costs were due primarily to increased lumber and consumer tissue shipments, higher wood fiber costs for the Wood Products and Pulp and Paperboard segments, increased chemical, energy and freight costs for the Pulp and Paperboard segment, and higher freight, labor, packaging and energy costs for the Consumer Products segment.

Selling, general and administrative expenses – Selling, general and administrative expenses were $86.0 million for the year ended December 31, 2005, slightly higher than the $85.6 million incurred for the same period of 2004. Lower corporate expense in 2005 was more than offset by costs of $5.9 million associated with our REIT conversion.

Interest expense, net of capitalized interest – Interest expense totaled $29.0 million for the year ended December 31, 2005, compared to $45.9 million in the prior year period. The decrease was the result of the repayment of approximately $282 million in debt during the fourth quarter of 2004, using a portion of the proceeds from the sale of our OSB operations.

Interest income – For the year ended December 31, 2005, interest income was $2.5 million, compared to $3.6 million for the same period of 2004. The decrease was primarily due to a lower average short-term investments balance during 2005.

Provision for taxes – For the year ended December 31, 2005, we recorded an income tax provision of $14.7 million, based on an estimated effective tax rate of 30.8%. For the year ended December 31, 2004, we recorded an income tax provision of $10.0 million on income from continuing operations, reflecting an effective tax rate of 39.4%. The effective tax rate was reduced in 2005 to incorporate the anticipated effect of the Qualified Production Activity Credit and the estimated effect of changes to state tax apportionments. In addition, the effective tax rate for 2005 was further reduced to reflect our ability to apply anticipated tax credits to our 2005 tax provision.

Earnings from continuing operations – We recorded earnings from continuing operations of $33.0 million for the year ended December 31, 2005, compared to earnings of $15.3 million for the same period in 2004. Improved results for the Consumer Products and Resource segments, combined with lower interest expense and the absence of $25.2 million in pre-tax costs incurred in 2004 for the early retirement of approximately $282 million in debt, more than offset lower earnings for the Wood Products and Pulp and Paperboard segments.

Discontinued operations – For the year ended December 31, 2004, we recorded after-tax earnings from discontinued operations of $255.9 million, which consisted of $92.8 million of after-tax earnings from the OSB operations prior to the sale to Ainsworth Lumber Co. Ltd., and an after-tax gain on the sale of the OSB operations of $163.1 million recorded in September 2004. There were no discontinued operations in 2005.

Other comprehensive gain (loss), net of tax – Items recorded in “Other comprehensive gain (loss), net of tax” for 2005 included a $0.7 million, after-tax increase in our minimum pension liability, which was due primarily to a change in the discount rate from 5.90% to 5.60%. In 2004, we recorded a $32.2 million after-tax decrease in our minimum pension liability and we also recorded a net derivative loss of less than $0.1 million, after tax, due to cash flow hedges on natural gas purchases. The decrease in the 2004 minimum pension liability was the result of a $57.9 million contribution to our pension plans in 2004 and market increases in our pension assets, despite a change in the discount rate from 6.25% to 5.90%.

Discussion of business segments

The Resource segment reported operating income of $79.2 million for the year ended December 31, 2005, an increase of $9.3 million from the $69.9 million earned in the same period of 2004. Segment net sales were $305.0 million for the year ended December 31, 2005 compared to $274.3 million for the 2004 period. The higher operating income and net sales were due to increased harvests of fee timber in Idaho and Arkansas and increased revenue from land sales. Revenue from sales of nonstrategic land for the segment was $26.5 million for 2005, compared to $22.7 million for 2004. The portion of land sale revenue generated by the sale of conservation easements amounted to $7.0 million for the year ended December 31, 2005, compared to $4.1 million for 2004. In 2005, income from sales of non-strategic land was $24.1 million, or 30% of the Resource segment operating income, compared with $20.8 million, or 30% of Resource operating income in 2004. No long-term pattern or trends should be associated with the land sales portion of the segment’s operating activities, as land sale amounts can and usually do vary between reporting periods. The period-to-period variances are due to the unique characteristics of each transaction, such as location, size, accessibility, parcel attributes and the value to certain buyers. Resource segment expenses were $225.8 million for the year ended December 31, 2005 compared to $204.4 million for the same period in 2004. The higher expenses were primarily due to higher logging and purchased log costs, as well as higher depletion expense. Land sales generally do not have a material effect on segment expenses due to the low cost basis on most of our timberland.

The Wood Products segment reported operating income of $29.1 million for the year ended December 31, 2005, compared to $68.3 million recorded for the year ended December 31, 2004. Higher wood fiber costs and lower selling prices were primarily responsible for the decline. Net sales for the segment were $488.3 million for 2005, $37.3 million higher than the $451.0 million recorded for 2004. Lumber net sales were $384.6 million in 2005, up from $345.8 million in 2004. The favorable comparison was due to increased shipments, which were largely the result of shipments from the Gwinn, Michigan, lumber mill, which we acquired in May 2005, and an 8% increase in shipments from our Lewiston, Idaho, lumber mill. Lower selling prices for lumber partially offset the increased shipments. Our Warren, Arkansas, lumber facility took 4 days of downtime in 2005 to install new equipment, and our Gwinn, Michigan, lumber facility took 14 days of downtime during 2005 to reduce inventories. Plywood net sales decreased to $52.5 million for the year ended December 31, 2005, compared to $59.6 million in 2004. The decrease was due to lower sales prices and decreased shipments for plywood compared to 2004. Our plywood mill also took 17 days of downtime during 2005 to install new equipment. Particleboard net sales were $17.6 million for 2005, compared to $18.7 million for 2004. The decrease was attributable to lower selling prices for particleboard compared to 2004. Our particleboard mill took 22 days of downtime during 2005 to reduce inventories, as well as an additional 4 days of downtime to install new equipment. “Other” sales for the segment, which consist primarily of by-products such as chips, were $33.5 million for 2005, 25% higher than the $26.8 million recorded for 2004, due largely to chip sales at our Gwinn lumber mill. Segment expenses were higher in 2005, totaling $459.2 million versus $382.7 million in 2004. Increased lumber shipments and higher wood fiber costs for the segment were primarily responsible for the higher expenses.

The Pulp and Paperboard segment reported an operating loss for the year ended December 31, 2005 of $0.8 million, compared to income of $11.0 million for the same period of 2004. Segment net sales were $566.1 million for 2005, up from $529.3 million for 2004. Paperboard net sales increased to $500.6 million in 2005, compared to $463.4 million for 2004. The favorable comparison was primarily due to a 7% increase in selling prices and slightly increased shipments. Pulp sales (including intersegment sales) were $64.6 million for the year ended December 31, 2005, compared to $65.7 million for the same period in 2004. The decrease in pulp sales in 2005 was due to lower selling prices, partially offset by increased shipments to external customers. Segment expenses were higher in 2005, totaling $566.9 million, compared to $518.3 million for 2004. The increase was due primarily to higher chemical, energy, freight and wood fiber costs. Operating income for 2004 included $3.0 million received from the bankruptcy liquidation of Beloit Corporation, a former vendor. The entire amount was recorded as income due to the write-off in 2001 of our claim against the Beloit bankruptcy estate.

The Consumer Products segment reported operating income of $11.3 million for the year ended December 31, 2005, compared to an operating loss of $10.2 million recorded for the same period of 2004. Segment net sales improved 15% to $368.4 million versus $320.1 million recorded for the 2004 period. Selling prices and shipments increased 11% and 4%, respectively, compared to the prior year period. Selling prices were positively affected by our new ultra through-air-dried towel product and increased prices for our other consumer tissue products. Segment expenses were higher for 2005, totaling $357.1 million, versus $330.2 million in 2004. The increased expenses in 2005 were largely attributable to increased shipments and higher freight, labor, packaging and energy costs. The higher labor costs were largely due to the expansion of our converting facility in Elwood, Illinois.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales – Consolidated net sales of $1.35 billion for the year ended December 31, 2004, increased 13% compared to net sales of $1.19 billion for the year ended December 31, 2003. Net sales increased for all segments in 2004. Resource segment net sales increased $14.5 million to $109.9 million, due largely to increased log sales to third parties and higher selling prices. Wood Products net sales increased 23% to $439.0 million as a result of higher selling prices for lumber, plywood and particleboard products, as well as increased plywood shipments. Net sales for the Pulp and Paperboard segment increased $43.5 million to $482.6 million due to increased paperboard shipments, as well as higher selling prices for both pulp and paperboard. Consumer Products segment net sales increased to $320.0 million from $300.8 million due primarily to modestly higher selling prices and increased product shipments in 2004.

Depreciation, amortization and cost of fee timber harvested – Expenses for depreciation, amortization and cost of fee timber harvested were $88.3 million for the year ended December 31, 2004, a decrease of $0.7 million from the prior year total of $89.0 million.

Materials, labor and other operating expenses – For the year ended December 31, 2004, materials, labor and other operating expenses increased to $1.08 billion from $1.01 billion in 2003. The higher costs were due primarily to an increased volume of log sales to third parties and increased shipments of plywood, paperboard and consumer tissue products. Higher wood fiber costs for all segments and higher energy costs for the Consumer Products segment also contributed to the increase.

Selling, general and administrative expenses – Selling, general and administrative expenses were $85.6 million for the year ended December 31, 2004, compared to $75.8 million for 2003. The higher expense was due primarily to increased corporate administration expense, higher research expense and higher selling expenses for the Consumer Products and Pulp and Paperboard segments.

Restructuring charges – The following items were included in the “Restructuring charges” line in the Statements of Operations:

•	In the first quarter of 2003, we recorded $0.2 million for additional costs related to the elimination of 106 salaried production and administrative positions in late 2002. The $0.2 million was associated with employees whose service had been retained beyond the initial 60-day period following the announced job eliminations. In December 2003, we recorded a $0.7 million credit, reflecting final cost determinations for pension and medical benefits. As of December 31, 2004, 102 employees had been terminated and four had assumed other positions within the company as a result of job openings.

•	In January 2004, a pre-tax charge of $1.3 million was recorded for a workforce reduction at our Consumer Products segment. A total of 60 production and 8 salaried employees were terminated. By June 2004, all costs had been incurred for the workforce reduction, resulting in a reversal to the initial charge of less than $0.1 million.

Interest expense, net of capitalized interest – Interest expense, net of capitalized interest, was $45.9 million for the year ended December 31, 2004, $2.3 million less than the $48.2 million charged against income in 2003. The decrease was largely due to the redemption of $244.5 million of our 10% Senior Subordinated Notes in October 2004, and $27.0 million of our medium-term notes in November 2004.

Debt retirement costs – In 2004, we incurred one-time, pre-tax costs of $25.2 million for the early retirement of the senior subordinated notes and medium-term notes mentioned above. These debt retirement costs consisted of premium-related costs of $44.7 million and recognized deferred debt issuance costs of $4.9 million, partially offset by recognized interest rate swap settlements of $24.4 million (see “Quantitative and Qualitative Disclosures About Market Risk” on pages 44-46 for further discussion of interest rate swaps). During 2003, we incurred one-time, pre-tax costs of $0.2 million for the early retirement of $3.1 million of outstanding debt.

Interest income – Interest income for the year ended December 31, 2004, was $3.6 million, compared to $14.1 million for 2003. The 2003 amount consisted primarily of the receipt of $13.2 million of interest income in conjunction with a settlement with the Internal Revenue Service for tax years 1989 through 1994.

Provision for taxes – For the year ended December 31, 2004, we recorded an income tax provision of $10.0 million on income from continuing operations, based on an estimated effective tax rate of 39.4%. For the year ended December 31, 2003, we recorded an income tax benefit of $9.1 million on our loss from continuing operations. During the third quarter of 2003, the tax rate of 39% that had been used for the first half of the year was revised to 33.7% to reflect our ability to apply anticipated tax credits to our 2003 tax provision. The revised rate resulted in an overall tax provision for 2003 of $25.7 million. In allocating the $25.7 million tax provision between continuing operations and discontinued operations for presentation in the 2003 statement of operations, the benefit from the anticipated tax credits was allocated to continuing operations, resulting in a tax benefit of $9.1 million. A tax rate of 39% was applied to income from discontinued operations in 2003, resulting in a tax provision of $34.9 million.

Earnings (loss) from continuing operations – We recorded earnings from continuing operations of $15.3 million for the year ended December 31, 2004, compared to a loss from continuing operations of $3.8 million for 2003. Improved earnings in the Wood Products and Pulp and Paperboard segments more than offset a decline in Consumer Products segment results.

Discontinued operations – For the year ended December 31, 2004, we recorded after-tax earnings from discontinued operations of $255.9 million, compared to after-tax earnings of $54.6 million in 2003. The 2004 amount consisted of $92.8 million of after-tax earnings from the OSB operations prior to the sale to Ainsworth Lumber Co. Ltd., and an after-tax gain on the sale of the OSB operations of $163.1 million recorded in September 2004. The earnings from discontinued operations in 2003 of

$54.6 million were attributable to earnings from the OSB operations, partially offset by an after-tax loss of $2.5 million related to our former printing papers mill in Brainerd, Minnesota, which was sold in February 2003. Net sales for discontinued operations for 2004 and 2003 were $325.9 million and $314.2 million, respectively.

Net earnings – Our net earnings, including discontinued operations, for 2004 were $271.2 million, compared to earnings of $50.7 million in 2003. Earnings improvements for our continuing operations and discontinued operations, as well as the gain on the sale of discontinued operations, were responsible for the favorable comparison.

Other comprehensive gain (loss), net of tax – Items recorded in “Other comprehensive gain (loss), net of tax” for 2004 included a $32.2 million, after-tax decrease in our minimum pension liability and a net derivative loss due to cash flow hedges on natural gas of less than $0.1 million, after tax. The decrease in the minimum pension liability was the result of a $57.9 million contribution to our pension plans in 2004 and market increases in our pension assets, despite a change in the discount rate from 6.25% to 5.90%. In 2003, we recorded a minimum pension liability increase totaling $0.4 million, after tax, due primarily to a change in the discount rate from 6.75% to 6.25%, which was partially offset by market increases in our pension assets.

Discussion of business segments

The Resource segment reported operating income of $69.9 million for the year ended December 31, 2004, an increase of $4.4 million from the $65.5 million reported in 2003. Compared to 2003, increased log sales in 2004 to third parties in Idaho more than offset lower income from land sales. Segment net sales increased to $274.3 million, compared to $252.6 million in 2003. Increased log sales to third parties in Idaho during 2004 were largely responsible for the improvement. Revenue from sales of non-strategic land was $22.7 million in 2004, compared to $26.5 million in 2003. Conservation easement revenue of $4.1 million was included in the total land sales revenues for 2004, while $0.5 million was included in the 2003 figure. Income from sales of non-strategic land was $20.8 million, or 30% of the Resource segment operating income for 2004, compared with $24.8 million, or 38% of Resource operating income in 2003. The higher amount of land sales in 2003 was due primarily to the sale of 15,300 acres of non-strategic hardwood timberland in Arkansas. This sale of a large parcel was historically unusual, as most sales consist of small parcels of less than 500 acres each. The sale occurred because the buyer placed greater value on the large parcel of hardwood timberland than we did, as it was no longer strategic for future use in our business due to the fact we had previously sold our hardwood lumber mill in Arkansas and exited the hardwood lumber business. Land sale revenue amounts can and usually do vary between reporting periods, sometimes significantly, as was the case in 2003. No long-term pattern or trends should be associated with the land sales portion of the segment’s operating activities. Intersegment sales increased $7.2 million to $164.4 million. Expenses for the Resource segment were $204.4 million in 2004, compared to $187.1 million recorded in 2003, reflecting the higher log sales volume in Idaho, an increase in the cost of log purchases from third parties and increased logging costs. Land sales generally do not have a material effect on segment expenses due to the low cost basis on most of our timberland.

The Wood Products segment’s operating income of $68.3 million for the year ended December 31, 2004, was a significant improvement over its operating income of $4.1 million in 2003. Net sales for the segment were $451.0 million, 22% higher compared to $368.9 million reported in 2003. Wood products markets throughout much of 2004 benefited from continued strong homebuilding activity, as well as a weaker U.S. dollar. Lumber net sales increased to $345.8 million in 2004, compared to $279.2 million in 2003, due to a 25% increase in selling prices. Shipments of lumber products were slightly lower than the prior year due to downtime taken during 2004 at our Warren and Prescott, Arkansas, lumber facilities because of log shortages attributable to exceptionally wet conditions that curtailed logging operations. Plywood net sales increased to $59.6 million for 2004, compared to $46.4 million for 2003. Shipment volume increased 5% and sales prices were 22% higher than in 2003. Plywood shipments were 2% higher than production for 2004 and resulted in a decrease in inventory levels. In 2004, as in 2003, the plywood facility adjusted its product mix and temporarily operated some additional shifts to take advantage of strong market conditions during 2004. Particleboard shipments decreased 10% in 2004, due to a change in product mix and to downtime taken in late November and early December of 2004 to align inventory volumes with market conditions. Net sales of particleboard were $18.7 million in 2004, compared to $15.2 million in 2003. The increase was due to a 36% increase in selling prices. Expenses were $382.7 million for the segment in 2004, compared to $364.8 million in 2003. Increased plywood shipments and higher wood fiber costs accounted for the increase over 2003.

The Pulp and Paperboard segment reported operating income of $11.0 million in 2004, versus a loss of $15.1 million in 2003. Segment net sales increased to $529.3 million for 2004, compared to $482.0 million in 2003. Paperboard net sales were $463.4 million in 2004, compared to $420.8 million in 2003. Paperboard shipments increased 9% compared to 2003, as a result of increased production at the segment’s two facilities in Idaho and Arkansas. Selling prices were slightly higher than in 2003 as a result of an improved product mix and a weaker U.S. dollar. Pulp sales (including intersegment sales) were higher in 2004, totaling $65.7 million for 2004, compared to $61.2 million for 2003. The increase in pulp sales was due to 16% higher selling prices. Segment expenses for 2004 totaled $518.3 million, compared to $497.1 million in 2003. The increase reflected greater volumes of paperboard shipments in 2004 compared to 2003, higher wood fiber costs and higher maintenance expense due to downtime taken at both of the segment’s facilities during the fourth quarter of 2004. These factors were partially offset by lower per ton costs resulting from improved production. Operating income for 2004 included $3.0 million received from the bankruptcy liquidation of Beloit Corporation.

The Consumer Products segment incurred an operating loss of $10.2 million in 2004, compared to operating income of $1.3 million in 2003. Market conditions remained very competitive for consumer tissue products throughout 2004. Segment net sales were $320.1 million for 2004, 6% higher than the $300.9 million recorded for 2003. The increase in net sales was due to a slight increase in product shipments combined with 4% higher selling prices. Shipments and prices in 2004 were positively affected by the rollout of our through-air-dried towel product. Segment expenses were $330.2 million in 2004, compared to $299.6 million in 2003. Increased product shipments and start-up costs related to the new tissue machine in Las Vegas contributed to the increase. Also, increased production costs due to higher pulp, freight, energy and labor costs adversely affected segment expenses. In addition, the segment recorded a pre-tax charge of $1.2 million related to a workforce reduction early in 2004.

Liquidity and Capital Resources

At December 31, 2005, our financial position included long-term debt of $335.5 million, including current installments on long-term debt of $2.4 million. Long-term debt at December 31, 2005 (including current installments) declined slightly from the December 2004 balance of $336.5 due to normal repayments on maturing debt of $1.1 million. Stockholders’ equity increased $33.8 million, largely due to net earnings of $33.0 million and the utilization of treasury stock upon exercise of employee stock options for an aggregate consideration of $16.1 million, which were partially offset by dividend payments of $17.5 million. The ratio of long-term debt (including current installments) to stockholders’ equity was 0.48 to 1 at December 31, 2005, compared to 0.50 to 1 at December 31, 2004.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2005, are as follows:

(Dollars in thousands)
2006	$2,357
2007	6,159
2008	209
2009	100,410
2010	11

Working capital totaled $255.6 million at December 31, 2005, a slight increase from the $255.1 million balance at December 31, 2004. The significant changes in the components of working capital are as follows:

•	Short-term investments decreased $54.3 million. Positive cash flow from increased operating earnings and asset sales not immediately needed for operations was more than offset by cash used for capital expenditures and dividends, resulting in a decrease in cash invested in short-term bank instruments.

•	Receivables increased $11.2 million, primarily as a result of higher trade receivables due to a corresponding increase in customer sales. The receipt of payment on an income tax receivable related to a 2004 overpayment of taxes partially offset the increase in trade receivables.

•	Inventories increased $42.7 million due largely to increased log, lumber and consumer tissue inventories. The increased log inventories were primarily due to the establishment of log inventories at our Gwinn, Michigan mill, increased harvests of logs in Idaho and Arkansas in 2005, and exceptionally wet weather conditions in Arkansas in late 2004 that curtailed logging operations and reduced 2004 year-end log inventories below normal seasonal levels. The increase in lumber inventories was primarily attributable to the establishment of a finished goods inventory at the Gwinn, Michigan, mill. Consumer tissue inventories increased due primarily to reduced demand for tissue products in the fourth quarter, combined with increases in inventory levels in preparation for the closure of our Benton Harbor, Michigan, tissue converting facility in early 2006.

•	Accounts payable and accrued liabilities decreased $6.6 million due largely to decreases in book overdrafts and accrued taxes.

Net cash provided by continuing operations in 2005 totaled $66.7 million, compared with cash used for operations of $22.9 million in 2004 and cash provided by operations of $65.1 million in 2003. The absence of contributions to our qualified pension plans in 2005, compared with a $57.9 million contribution in 2004, and less cash used for working capital items in 2005 compared to 2004, were largely responsible for 2005’s favorable comparison to 2004. A $57.9 million contribution to our two qualified hourly defined benefit pension plans in 2004, versus a $19.5 million contribution in 2003, and cash used for working capital items in 2004, compared with cash generated from working capital changes in 2003, were responsible for the decrease of net cash provided by operations in 2004 versus 2003. Partially offsetting this unfavorable comparison were net earnings from continuing operations in 2004, versus a net loss in 2003. The net earnings in 2004 were generally due to higher selling prices for wood products, pulp and paperboard, as well as increased paperboard shipments. The $57.9 million pension contribution represented the maximum contribution allowed for tax deduction purposes and should eliminate the requirement for any material contributions to the plans for the next several years, assuming no significant drop in our assumed discount rate or asset return.

Net cash used for investing was $57.7 million in 2005, $128.1 million in 2004 and $108.3 million in 2003. In 2005, a decrease in our short-term investments provided $54.3 million in cash, as discussed above, which was more than offset by capital spending of $105.6 million. Capital spending in 2005 included $22.5 million for the purchase of the Gwinn, Michigan, lumber mill, $6.9 million in additional equipment and installation costs associated with our tissue converting facility in Elwood, Illinois, and $6.1 million for the replacement of dry kilns at our lumber operation in Lewiston, Idaho. The balance of capital spending in 2005 was focused on forest resources and various projects designed to improve product quality and manufacturing efficiency. Cash was used in 2004 primarily for $48.9 million of capital spending and to increase short-term investments by $71.9 million. In 2003, cash was used primarily for $76.1 million of capital spending and for increasing short-term investments.

At December 31, 2005, our authorized capital spending budget, including $14.4 million carried over from prior years, totaled $74.6 million. We expect to spend $73.0 million of this amount in 2006. Spending in 2006 is expected to include the construction of a hardwood sawmill at our hybrid poplar operation in Boardman, Oregon, equipment and installation costs associated with a new tissue converting line at our Elwood, Illinois, facility and various discretionary, high-return projects for our Log Marketing and Land Development, Wood Products, Pulp and Paperboard and Consumer Products segments. In addition, spending will include various routine general replacement and forest resource projects. Spending on projects may be postponed due to delays in the acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors.

Net cash used for financing totaled $11.5 million in 2005, compared to $432.6 million in 2004 and $56.9 million in 2003. The majority of cash used for financing in 2005 resulted from dividend payments of $17.5 million and a $6.5 million change in book overdrafts, which were partially offset by the issuance of treasury stock totaling $16.1 million related to the exercise of stock options. The majority of cash used for financing in 2004 was to redeem $282.3 million of long-term debt, repurchase $75.4 million in company stock, pay a $2.50 per common share special dividend totaling $74.7 million and pay regular quarterly dividends totaling $17.7 million. Cash provided by the issuance of $57.5 million of treasury stock, related to the exercise of stock options, partially offset these activities. The majority of cash used for financing in 2003 was to repay $40.0 million in borrowings under our bank credit facility, retire long-term debt of $19.5 million and pay regular quarterly dividends of $17.2 million.

Cash generated from discontinued operations in 2004 totaled $585.0 million, all of which was related to operating earnings and proceeds from the sale of the OSB operations. Discontinued operations in 2003 generated cash of $98.2 million, which consisted of earnings from our OSB operations, combined with proceeds from the sale of our former printing papers mill in Brainerd, Minnesota. There were no discontinued operations in 2005.

In connection with our REIT conversion, we expect to increase our regular annual distribution rate from an aggregate amount of $17.5 million in 2005 to approximately $76 million in 2006. Based on historical operating results and taking into account planned increases in harvest activities on our Idaho timberlands and on our Boardman, Oregon hybrid poplar plantation, we expect to fund a substantial majority of these annual distributions using the cash flows from our REIT-qualifying timberland operations. Any shortfall between cash available for distribution from REIT operations and the anticipated initial annual distribution to stockholders of approximately $76 million is expected to be funded through cash on hand, bank borrowings, Potlatch TRS dividends or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our REIT operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it will be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of the lower harvest activity during winter and early spring. Significant decreases in timber prices or other factors that materially adversely affect the cash flows from our REIT operations could result in our inability to maintain the proposed initial REIT distribution rate.

In addition, the rules with which we must comply to maintain our status as a REIT will limit our ability to use dividends from our manufacturing businesses for the payment of stockholder distributions. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund distributions to stockholders using cash flows from Potlatch TRS. Our board of directors, in its sole discretion, will determine the actual amount of distributions to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations and borrowing capacity.

On December 22, 2005, we entered into an amended and restated unsecured bank credit facility, which replaced our prior credit facility effective January 3, 2006. The amended and restated credit facility, which expires on December 22, 2008, provides for a revolving line of credit of up to $175 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of January 31, 2006, there were no borrowings outstanding under the revolving line of credit; however, approximately $20.4 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Loans under the amended and restated credit facility bear interest at LIBOR plus between 0.625% and 1.625% for LIBOR loans and a base rate, effectively equal to the bank’s prime rate, plus up to 0.625%, for other loans. Currently, we are eligible to borrow under the amended and restated credit facility at LIBOR plus 0.875%.

The agreement governing our amended and restated credit facility contains certain covenants that, among other things, limit to a certain degree our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The amended and restated credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. We will be permitted to pay dividends under the terms of the amended and restated credit facility so long as we remain in pro forma compliance with the financial covenants. The table below sets forth the most restrictive covenants in the amended and restated credit facility and our status with respect to these covenants as of December 31, 2005.

	Covenant Requirement	Actual Ratio at December 31, 2005
Maximum Funded Indebtedness To Capitalization Ratio	55%	32.8%

Minimum Net Worth	80% of consolidated net worth at June 30, 2005 (1)	129.8%

Minimum Interest Coverage Ratio	2.75 to 1.00	5.72 to 1.00

(1)	The requirement will be adjusted to take into account the reduction in Consolidated Net Worth as a result of the special E&P distribution and will be reset at 80% of Consolidated Net Worth as of March 31, 2006.

Events of default under the credit facility include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company.

Potlatch Corporation and several subsidiaries are parties to the credit agreement and eligible to borrow thereunder, subject to the $175 million aggregate credit limit and continued compliance with debt covenants. Any borrowings by one of these entities under the amended and restated credit facility reduces the credit available for all the entities. As a result, borrowings by Potlatch TRS under the amended and restated credit facility would, until repaid, reduce the amount of borrowings otherwise available to Potlatch for purposes such as the funding of quarterly distributions.

We believe that our cash, cash flows from continuing operations and available borrowings under our amended and restated credit facility will be sufficient to fund our operations, stockholder distributions, capital expenditures and debt service obligations for the next twelve months. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will be in compliance with the financial covenants in our credit facility so that future borrowings thereunder will be available to us. Thus, our ability to fund our operations and stockholder distributions will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed above under the heading “Factors Influencing our Results of Operations and Cash Flows,” many of which are beyond our control.

On October 27, 2005, Standard & Poor’s Ratings Services (S&P) downgraded our senior unsecured debt from BB+ to BB. Since the first quarter of 2003, Fitch, Inc. has rated our senior unsecured debt at BB+. Moody’s Investors Service Inc. has rated our senior unsecured debt at Ba1 and our senior secured subordinated debt at Ba2 since October 2004. Both Fitch and Moody’s affirmed their ratings, with stable outlooks, in October 2005. The interest rate we pay on some of our debt is influenced by our credit ratings. See “Quantitative and Qualitative Disclosures About Market Risk” on pages 44-46 for additional information.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005. Portions of the amounts shown are reflected in our consolidated financial statements and accompanying notes, as required by generally accepted accounting principles. See the footnotes following the table for information regarding the amounts presented and for references to appropriate consolidated financial statement notes, which include a detailed discussion of the item.

	Payments due by period
(Dollars in thousands)	Total	1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years
Long-term debt (1)	$335,454	$2,357	$6,368	$100,421	$226,308
Interest on long-term debt	267,464	29,363	58,107	43,742	136,252
Operating leases (2)	71,646	12,570	20,200	11,681	27,195
Purchase obligations (3)	231,479	161,044	49,772	15,727	4,936
Other long-term obligations (4)	246,175	25,163	56,422	58,694	105,896

Total	$1,152,218	$230,497	$190,869	$230,265	$500,587

(1)	See Note 8, “Debt,” in the notes to consolidated financial statements.
(2)	See Note 13, “Commitments and Contingencies,” in the notes to consolidated financial statements.
(3)	Purchase obligations consist primarily of accounts payable, the purchase of raw materials (primarily pulp), contracts for timber cutting and outside chipping, and contracts with railroads.

(4)	Payments on qualified pension plans are based on estimated minimum required contributions for years 1-5. Payments on postretirement benefit plans are based on expected future benefit payments as disclosed in Note 12, “Savings, Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements for years 1 – 5.

Off-Balance Sheet Arrangements

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

Environment

We are subject to extensive federal and state environmental regulations at our operating facilities and timberlands, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations and threatened and endangered species. We endeavor to comply with all environmental regulations and regularly monitor our activities for such compliance. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $1.0 million during 2005 and are expected to be approximately $5.1 million in 2006.

As previously discussed in Item I, Business, our timberlands in Idaho, Arkansas and Minnesota are certified by independent third parties to be in compliance with the FSC Program, SFI Program and the ISO 14001 standard for environmental management systems. In addition, our hybrid poplar plantation is certified as “sustainably managed” under FSC-Pacific Northwest standards, and is also certified under the ISO 14001 standard. Participation in the FSC, SFI and ISO programs is voluntary, and can require operating processes which are more stringent than existing federal or state requirements.

In early 1998 the Environmental Protection Agency (EPA) published the “Cluster Rule” regulations specifically applicable to the pulp and paper industry. These extensive regulations govern both air and water emissions. During 2001, we completed modifications to process equipment and operating procedures to comply with Phase I of the regulations. Phase II of the regulations relates to control of high volume, low concentration emissions at kraft pulp mills, and our compliance efforts are scheduled to be completed in 2006 at an expected remaining cost of approximately $0.1 million. We do not expect that such compliance costs will have a material adverse effect on our competitive position.

Our pulp mill at Lewiston, Idaho, discharges treated mill effluent into the nearby Snake River. Federal law requires that we comply with provisions of a National Pollution Discharge Elimination System (NPDES) permit. On March 8, 2005, the Environmental Protection Agency, or EPA, issued a new NPDES permit for the Lewiston pulp mill. The new NPDES permit requires, among other matters, a significant reduction in biochemical oxygen demand over the five-year period of the new permit and also requires within two years of the effective date of the new permit a reduction in the temperature of the effluent during the months of July, August and September each year. Meeting these requirements will require modifications of operating practices that will increase operating costs. Physical modifications to the effluent system over the next several years may also be required at an estimated cost of up to $3.5 million. We do not expect that such compliance costs will have a material adverse effect on our competitive position.

The EPA has developed Maximum Achievable Control Technology (MACT) standards for pulp and paper facilities, plywood and composite wood facilities and certain boiler units. We have studied the applicable MACT standards, and we estimate that capital expenditures necessary for compliance will be approximately $2.3 million. Compliance deadlines are in 2006, 2007 and 2008.

We believe that our facilities are currently in substantial compliance with applicable environmental laws and regulations. We cannot assure, however, that situations that may give rise to material environmental liabilities will not be discovered or that the enactment of new environmental laws or regulations or changes in existing laws or regulations will not require significant expenditures by us.

Income Taxes

Our effective tax rate for 2005 was 30.8%, compared to 39.4% for 2004 and 33.7% for 2003. The effective rate for 2005 was lower than the rates used for 2004 and 2003 due to the application of tax credits to our 2005 tax provision, as well as the anticipated effect of the Qualified Domestic Production Activity Credit and the estimated effect of changes to state tax apportionments. The effective rate for 2003 was lower than the rate used for 2004 as a result of applying tax credits to our 2003 tax provision.

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on financial instruments includes interest rate risk on our short-term investments and unsecured bank credit facility, and credit rate risk on our credit sensitive debentures.

As of December 31, 2005, our short-term investments were invested in money market funds, commercial paper and bonds with very short maturity periods, and they therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Beginning in 2006, all short-term investments will comply with the requirements of the Code with respect to qualifying REIT investments.

As of December 31, 2005, we had no borrowings outstanding under our prior unsecured bank credit facility. The interest rates applied to borrowings under the amended and restated credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed-rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. From December 2001 to August 2004, we entered into several fixed-to-variable interest rate swaps to hedge a portion of our 10% Senior Subordinated Notes. The swaps were designated as fair value hedges and called for the company to pay a variable interest amount, based on LIBOR rates, and receive a fixed-rate payment from a financial institution, calculated on $165.0 million of our 10% Senior Subordinated Notes. The terms of the interest rate swaps allowed us to assume there was no ineffectiveness in the hedges, and therefore, no amounts representing ineffectiveness were recognized in earnings during the periods the swaps were in effect. In August 2004, we terminated the last of these swaps. The aggregate cash settlements received upon termination of the swaps totaled $29.2 million, of which $4.3 million had been ratably accreted to earnings over the term of the underlying debt. In October 2004, as a result of our early repayment of $244.5 million of the notes, we recognized in earnings $24.4 million of the aggregate cash settlements received. The balance of the cash settlements, totaling $0.5 million at December 31, 2004, is being accreted to earnings until the remaining $5.5 million of outstanding notes mature or are redeemed. We have the right to call the notes for redemption beginning July 15, 2006.

We currently have $100 million of credit sensitive debentures outstanding that pay interest to the debt holder based upon our credit ratings as established by S&P or Moody’s. The following table denotes the interest rate applicable based on various credit ratings:

Ratings
Moody’s	S&P	Applicable Rate (%)
Aaa	AAA	8.825
Aa1 – Aa3	AA+ – AA-	8.925
A1 – Baa2	A+ – BBB	9.125
Baa3	BBB-	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB-	13.500
B1 or lower	B+ or lower	14.000

On October 27, 2005, S&P announced that it had lowered our senior unsecured debt rating to BB from BB+. The rating downgrade caused the interest rate on our credit sensitive debentures to increase from 12.5% to 13.0%, effective October 27, 2005. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in October 2005.

During the third quarter of 2003, we entered into several derivative financial instruments designated as cash flow hedges for a portion of our natural gas purchases during November 2003 through March 2004. As designated cash flow hedges, changes in the fair value of the financial instruments were recognized in “Other comprehensive loss, net of tax” to the extent the hedges were deemed effective, until the hedged item was recognized in the statement of operations. As of March 31, 2004, the derivative financial instruments entered into in the third quarter of 2003 had expired, and we have not entered into any additional instruments to hedge our expected future natural gas purchases.

In October 2004, our board of directors authorized the repurchase of approximately $75 million of our outstanding common stock, to be implemented through an accelerated stock repurchase program with a financial counterparty. In November 2004, we repurchased 1,560,397 shares for $75.4 million, or approximately $48.29 per share, subject to adjustment as described below. In connection with the repurchase, the counterparty purchased shares for its own account in the open market over a nine-month period, which ended in August 2005. At the end of that period, we paid a price adjustment based on the difference between the volume weighted average price of shares traded during the period and the initial price paid for the shares in November 2004. Approximately 808,900 of the shares purchased through the accelerated stock repurchase program were subject to a collar, which set a minimum and maximum price for shares repurchased, for the purpose of limiting the price adjustment. The price adjustment for the remainder of the shares was not subject to any limitation. We had the option of paying the price adjustment in cash or by the issuance of common stock. During the third quarter of 2005, we paid $1.9 million in cash to the counterparty to settle our obligation under the stock repurchase program.

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands – except share and per-share amounts)

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt:
Fixed rate	$2,357	$6,159	$209	$100,410	$11	$226,308	$335,454
Average interest rate	6.3%	6.1%	6.9%	13.0%	6.5%	7.0%	8.8%
Fair value at 12/31/05							$359,302

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands – except per-share amounts)

	For the years ended December 31
	2005	2004	2003
Net sales	$1,496,144	$1,351,472	$1,192,437

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	89,386	88,319	88,987
Materials, labor and other operating expenses	1,246,620	1,083,660	1,006,786
Selling, general and administrative expenses	85,959	85,571	75,800
Restructuring charges (Note 16)	—	1,193	(476)

	1,421,965	1,258,743	1,171,097

Earnings from operations	74,179	92,729	21,340

Interest expense, net of capitalized interest of $— ($383 in 2004 and $2,907 in 2003)	(29,045)	(45,863)	(48,172)
Debt retirement costs	—	(25,186)	(248)
Interest income	2,506	3,617	14,090

Earnings (loss) before taxes	47,640	25,297	(12,990)
Provision (benefit) for taxes (Note 7)	14,676	9,967	(9,148)

Earnings (loss) from continuing operations	32,964	15,330	(3,842)

Discontinued operations (Note 17):
Earnings from discontinued operations (including gain (loss) on disposal of $—, $269,587 and $(2,745))	—	422,017	89,456
Income tax provision	—	166,098	34,887

	—	255,919	54,569

Net earnings	$32,964	$271,249	$50,727

Other comprehensive gain (loss), net of tax:
Cash flow hedges:
Net derivative gains (losses), net of income tax provision (benefit) of $—, $(44) and $44	—	(68)	68
Minimum pension liability adjustment, net of income tax provision (benefit) of $(441), $20,554 and $(239)	(720)	32,178	(374)

Comprehensive income	$32,244	$303,359	$50,421

Earnings (loss) per common share from continuing operations:
Basic	$1.13	$.52	$(.13)
Diluted	1.13	.52	(.13)
Earnings per common share from discontinued operations:
Basic	—	8.71	1.90
Diluted	—	8.67	1.90
Net earnings per common share:
Basic	1.13	9.23	1.77
Diluted	1.13	9.19	1.77

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands – except per-share amounts)

	At December 31
	2005	2004
ASSETS
Current assets:
Cash (Note 11)	$6,133	$8,646
Short-term investments (Note 11)	57,700	111,975
Receivables, net of allowance for doubtful accounts of $1,253 ($1,226 in 2004)	114,641	103,474
Inventories (Note 3)	209,696	167,015
Prepaid expenses (Note 7)	14,420	16,260

Total current assets	402,590	407,370

Land, other than timberlands	8,507	8,351
Plant and equipment, at cost less accumulated depreciation of $1,253,808 ($1,195,376 in 2004) (Note 4)	589,161	567,471
Timber, timberlands and related logging facilities, net (Note 5)	400,595	401,078
Other assets (Note 6)	227,944	210,402

	$1,628,797	$1,594,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt (Notes 8 and 11)	$2,357	$1,107
Accounts payable and accrued liabilities (Note 9)	144,635	151,198

Total current liabilities	146,992	152,305

Long-term debt (Notes 8 and 11)	333,097	335,415
Other long-term obligations (Note 10)	246,175	234,311
Deferred taxes (Note 7)	197,385	201,252

Stockholders’ equity:
Preferred stock, Authorized 4,000,000 shares	—	—
Common stock, $1 par value, Authorized 40,000,000 shares, Issued 32,721,980 shares	32,722	32,722
Additional paid-in capital	151,586	147,851
Retained earnings	637,486	622,025
Accumulated other comprehensive loss:
Minimum pension liability adjustment	(2,122)	(1,403)
Common shares in treasury 3,354,387 (3,802,004 in 2004)	(114,524)	(129,806)

Total stockholders’ equity	705,148	671,389

	$1,628,797	$1,594,672

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31
	2005	2004	2003
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$32,964	$271,249	$50,727
Adjustments to reconcile net earnings to net operating cash flows:
Earnings from discontinued operations	—	(92,819)	(56,243)
Loss (gain) on disposal of discontinued operations	—	(163,100)	60
Depreciation, amortization and cost of fee timber harvested	89,386	88,319	88,987
Debt retirement costs	—	25,186	248
Deferred taxes	(2,018)	30,289	(19,384)
Employee benefit plans	(2,220)	(4,350)	1,514
Decrease (increase) in receivables	(11,167)	(12,424)	19,502
Decrease (increase) in inventories	(42,681)	(26,664)	2,567
Decrease (increase) in prepaid expenses	(9)	2,055	20,690
Decrease in accounts payable and accrued liabilities	(30)	(89,010)	(24,087)
Income tax benefit resulting from the exercise of employee stock options	2,491	6,225	—
Funding of qualified pension plans	—	(57,853)	(19,461)

Net cash provided by (used for) continuing operations	66,716	(22,897)	65,120

CASH FLOWS FROM INVESTING
Decrease in restricted cash	—	—	15,069
Decrease (increase) in short-term investments	54,275	(71,884)	(38,091)
Additions to plant and equipment, and to land other than timberlands	(91,384)	(35,285)	(61,395)
Additions to timber, timberlands and related logging facilities	(14,190)	(13,615)	(14,695)
Disposition of plant and properties	300	942	714
Other, net	(6,725)	(8,243)	(9,853)

Net cash used for investing	(57,724)	(128,085)	(108,251)

CASH FLOWS FROM FINANCING
Change in book overdrafts	(6,534)	(5,582)	4,610
Decrease in notes payable	—	—	(40,000)
Retirement of long-term debt	(1,068)	(282,263)	(19,467)
Premiums and fees on debt retirement	—	(44,686)	(248)
Issuance of treasury stock	16,137	57,547	6,799
Purchase of treasury stock	(1,868)	(75,352)	—
Dividends on common stock	(17,503)	(92,426)	(17,217)
Other, net	(669)	10,160	8,656

Net cash used for financing	(11,505)	(432,602)	(56,867)

Cash from continuing operations	(2,513)	(583,584)	(99,998)
Cash flows of discontinued operations (Revised-See Note 17):
Operating cash flows	—	454,891	96,890
Investing cash flows	—	130,149	1,325
Financing cash flows	—	—	—

Increase (decrease) in cash	(2,513)	1,456	(1,783)
Balance at beginning of year	8,646	7,190	8,973

Balance at end of year	$6,133	$8,646	$7,190

Net interest paid (net of amounts capitalized) in 2005, 2004 and 2003 was $29.0 million, $57.6 million and $46.2 million, respectively. Net income tax payments (refunds) in 2005, 2004 and 2003 were $17.0 million, $66.0 million and $(13.1) million, respectively.

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands – except per-share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2002	32,721,980	$32,722	$131,065	$409,692	$(33,207)	4,143,329	$(109,481)	$430,791
Exercise of stock options and stock awards	—	—	47	—	—	(49,925)	1,319	1,366
Issuance of treasury stock	—	—	(173)	—	—	(212,187)	5,606	5,433
Performance share awards	—	—	57	—	—	—	—	57
Net earnings	—	—	—	50,727	—	—	—	50,727
Cash flow hedges	—	—	—	—	68	—	—	68
Minimum pension liability adjustment	—	—	—	—	(374)	—	—	(374)
Common dividends, $.60 per share	—	—	—	(17,217)	—	—	—	(17,217)

Balance, December 31, 2003	32,721,980	$32,722	$130,996	$443,202	$(33,513)	3,881,217	$(102,556)	$470,851
Exercise of stock options and stock awards	—	—	7,927	—	—	(1,530,948)	45,231	53,158
Issuance of treasury stock	—	—	1,518	—	—	(108,662)	2,871	4,389
Accelerated stock repurchase	—	—	—	—	—	1,560,397	(75,352)	(75,352)
Income tax benefit resulting from the exercise of employee stock options	—	—	6,225	—	—	—	—	6,225
Performance share awards	—	—	1,185	—	—	—	—	1,185
Net earnings	—	—	—	271,249	—	—	—	271,249
Cash flow hedges	—	—	—	—	(68)	—	—	(68)
Minimum pension liability adjustment	—	—	—	—	32,178	—	—	32,178
Common dividends, $3.10 per share*	—	—	—	(92,426)	—	—	—	(92,426)

Balance, December 31, 2004	32,721,980	$32,722	$147,851	$622,025	$(1,403)	3,802,004	$(129,806)	$671,389
Exercise of stock options and stock awards	—	—	855	—	—	(447,617)	15,282	16,137
Accelerated stock repurchase	—	—	(1,868)	—	—	—	—	(1,868)
Income tax benefit resulting from the exercise of employee stock options	—	—	2,491	—	—	—	—	2,491
Performance share awards	—	—	2,257	—	—	—	—	2,257
Net earnings	—	—	—	32,964	—	—	—	32,964
Minimum pension liability adjustment	—	—	—	—	(719)	—	—	(719)
Common dividends, $.60 per share	—	—	—	(17,503)	—	—	—	(17,503)

Balance, December 31, 2005	32,721,980	$32,722	$151,586	$637,486	$(2,122)	3,354,387	$(114,524)	$705,148

*	Includes a special dividend of $2.50 per common share.

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Potlatch Corporation and its subsidiaries after elimination of significant intercompany transactions and accounts. There are no significant unconsolidated subsidiaries.

Potlatch Corporation is primarily engaged in activities associated with timberland management, including the sale of timber and the management of our 1.5 million acres of timberlands. We are also engaged in the manufacture and sale of wood products and pulp and paper products. Our timberlands and all of our manufacturing facilities are located within the continental United States. The primary market for our products is the United States, although we sell a significant amount of paperboard to countries in the Pacific Rim. As discussed in Note 1 on page 56, the company converted to a Real Estate Investment Trust, or REIT, effective January 1, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Earnings (Loss) Per Common Share

Earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

	2005	2004	2003
Basic average common shares outstanding	29,119,581	29,396,880	28,706,323
Incremental shares due to:
Common stock options	126,330	117,405	12,105
Accelerated stock repurchase program	5,940	416	—

Diluted average common shares outstanding	29,251,851	29,514,701	28,718,428

Stock options to purchase 116,550, 460,163 and 2,327,470 shares of common stock for 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

The computation of diluted average common shares outstanding is affected by our accelerated stock repurchase program, which was completed during the third quarter of 2005, to the extent that the volume weighted average price of the shares purchased by the counterparty under the program exceeded the price per share initially paid at the program’s inception. Throughout the repurchase program, it was assumed that any additional amounts payable to the counterparty would be settled by shares of the company’s stock, and thus any such differential that existed at the end of each reporting period was included in the computation of diluted average common shares outstanding. The reverse treasury stock method is used to calculate the additional number of shares included in the diluted share total. At the completion of the repurchase program, we elected to settle the differential due to the counterparty with a $1.9 million cash payment rather than with shares of the company’s stock.

Equity-Based Compensation

At December 31, 2005, we had three stock incentive plans, the 1989, 1995 and 2000 plans, under which stock options or performance share grants were outstanding. In addition, at the May 2, 2005 Annual Meeting of Stockholders, our stockholders approved the adoption of the Potlatch 2005 Stock Incentive Plan (the “2005 Plan”). Under the 2005 Plan, we are authorized to issue up to 1,600,000 shares, none of which were issued and outstanding at December 31, 2005.

During 2005, we applied the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 and related Interpretations in accounting for our equity-based compensation. As a result, no compensation cost was recognized for stock options granted under the plans because the exercise price was equal to market value at the grant date. For performance share awards, which were first granted in December 2003, compensation expense was recorded ratably over the performance period based upon the market value of our stock and the likelihood that performance measurements will be met. Compensation expense related to performance shares was $2.3 million in 2005, $1.2 million in 2004 and less than $0.1 million in 2003.

Had equity-based compensation costs been determined based on the fair value at the grant dates as prescribed by SFAS No. 123 (as amended by SFAS No. 148), our net earnings and net earnings per share would have been the pro forma amounts indicated below:

	(Dollars in thousands- except per-share amounts)
	2005	2004	2003
Net earnings, as reported	$32,964	$271,249	$50,727
Add: equity-based compensation expense recorded under APB No. 25, net of tax	1,376	718	35
Deduct: equity-based compensation determined under SFAS No. 123, net of tax	(2,091)	(1,597)	(1,964)

Pro forma net earnings	$32,249	$270,370	$48,798

Basic net earnings per share, as reported	$1.13	$9.23	$1.77
Diluted net earnings per share, as reported	1.13	9.19	1.77
Pro forma basic net earnings per share	1.11	9.20	1.70
Pro forma diluted net earnings per share	1.11	9.17	1.70

As required by SFAS No. 123 (Revised 2004), we will begin recognizing compensation cost in the Statements of Operations for equity-based compensation plans in the first quarter of 2006. Compensation cost will be determined using the modified prospective method.

Inventories

Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine cost of logs, lumber, plywood, particleboard and chips. The average cost method is used to determine cost of all other inventories.

Properties

Property, plant and equipment are valued at cost less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method of depreciation. Estimated useful lives range from 30 to 40 years for buildings and structures and 2 to 25 years for equipment.

Timber, timberlands and related logging facilities are valued at cost, net of the cost of fee timber harvested and depreciation and amortization of the related logging facilities. For fee timber the capitalized cost includes costs related to stand establishment, such as site preparation, including all costs of preparing the land for planting, cost of seeds or seedlings, whether purchased or company produced, tree planting, including labor, materials, depreciation of company-owned equipment and the cost of contract services. Upon completion of planting activities and field inspection to assure the planting operation was successful, a plantation will be considered “established.” Subsequent expenditures made to maintain the integrity or enhance the growth of an established plantation or stand are expensed. Post-establishment expenses include release spray treatments, pest control activities, thinning operations and fertilization. Expenditures for forest management consist of regularly recurring items necessary to ownership and administration of timber producing property such as fire protection, property taxes and insurance, silviculture costs incurred subsequent to stand establishment, cruising (physical inventory), property maintenance and salaries, supplies, travel, record-keeping and other normal recurring administrative personnel costs and are accounted for as current operating expenses. Timberland purchased on the open market is capitalized and the cost is allocated to the relative values of the component items as appraised, such as timberland, merchantable sawtimber, merchantable pulpwood, reproduction (young growth not merchantable), logging roads and other land improvements. The capitalized cost includes purchase price, title search and title recording, transfer taxes and fees, cruise of timber, appraisals and running of boundary lines.

The aggregate estimated volume of current standing timber inventory is updated at least annually to reflect increases in merchantable timber due to reclassification of young growth stands to merchantable timber stands, the annual growth rates of merchantable timber, the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests and land sales. Reproduction accounts are reviewed annually, and dollars and volumes are transferred from reproduction accounts to merchantable timber accounts on a reasonable and consistent basis. Volumes and the related accumulated costs are tracked and, as the timber is harvested, the cost per ton is amortized to cost of fee timber harvested. Total standing volume is estimated on an annual basis using inventory data and a forest growth projection model. Timber volumes are estimated from cruises of the timber tracts, which are completed on all of our timberlands on approximately a 10-year cycle. Since the individual cruises collect field data at different times for specific sites, the growth-model projects standing inventory from the cruise date to a common reporting date. Average annual growth rates for the merchantable inventory have historically been in the range of 2% – 3%.

Logging roads and related facilities on land not owned by us are amortized as the related timber is removed. Logging roads and related facilities on our land are presumed to become a part of our road system unless it is known at the time of construction that the road will be abandoned. Therefore, the base cost of the road, such as the clearing, grading, and ditching, is not amortized and remains a capitalized item until abandonment or other disposition, while other portions of the initial cost, such as bridges, culverts and gravel surfacing are depreciated over their useful lives, which range from 10 to 20 years. When it is known at the time of construction or purchase that a road will be abandoned after a given event has occurred, the total cost is amortized in the same manner as for roads on non-owned land.

Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements and replacements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation or amortization are removed from the accounts. Any gains or losses are included in earnings.

Long-Lived Assets

We account for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes

The provision for taxes on income is based on earnings or loss reported in the consolidated financial statements. Deferred income taxes are recorded under the asset and liability method for the temporary differences between reported earnings and taxable income using current tax laws and rates.

Environment

As part of our corporate policy, we have an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, accruals for environmental liabilities, which are not within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations” and Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), are established in accordance with SFAS No. 5, “Accounting for Contingencies.” We estimate our environmental liabilities based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related liabilities are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental liabilities and, as additional information becomes known, our estimates may change significantly. Our estimates of our environmental liabilities do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier’s agreement to payment terms. In those instances in which our estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, we do not believe that we will be exposed to additional material liability as a result of non-performance by such third parties. Currently, we are not aware of any material environmental liabilities and have accrued for only specific environmental remediation costs that we have determined are probable and reasonably estimable.

Revenue Recognition

We recognize revenue from product sales to our customers when title and risk of loss pass to the customer. In the case of export sales, title may not pass until the product reaches a foreign port. For land sales, we recognize revenue when title to the land passes to the buyer at closing and collection of proceeds is assured.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” The Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The Statement also requires that allocation of fixed production overhead costs be based on normal production capacity. The provisions of SFAS No. 151 are effective for inventory costs incurred beginning in January 2006, with adoption permitted for inventory costs incurred beginning in January 2005. Adoption of this Statement is not expected to have a material effect on our financial condition or results of operations.

In December 2004 the FASB also issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” and SFAS No. 153, “Exchanges of Nonmonetary Assets.” The requirements for SFAS No. 152 are effective for financial statements for fiscal years beginning after June 15, 2005. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are not currently engaged in transactions that would fall under the provisions of these Statements and therefore believe that adoption of the Statements on their effective dates will not have a material effect on our financial position or results of operations.

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment.” The revised Statement, which we refer to as SFAS No. 123R, requires the recognition of compensation cost in the Statement of Operations for equity instruments awarded to employees, based on the grant date fair value of the award. The revised Statement was to become effective for interim or annual periods beginning after June 15, 2005. However, in April 2005, the effective date was amended by the Securities and Exchange Commission to allow companies to implement the revised Statement in the next fiscal year beginning after June 15, 2005. We therefore began using the modified prospective method to implement the revised Statement on January 1, 2006, and we believe the effect of adoption on our results of operations will be comparable to the pro forma disclosures contained under the heading “Equity-Based Compensation,” presented earlier in this section. Also, SFAS No. 123R will require us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow.

In March 2005, the FASB issued FIN 47, which states that a company must recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and therefore should be recognized if the fair value of the conditional obligation is reasonably estimable. Companies must adopt FIN 47 no later than the end of the fiscal year ending after December 15, 2005. We reviewed FIN 47 to determine what effect, if any, it would have on our financial condition or results of operations. Our review resulted in the recording of additional assets and liabilities for asset retirement obligations not previously recorded under SFAS No. 143. The amounts recorded did not have a material effect on our financial condition or results of operations. Information regarding liabilities that could not be estimated at this time is included in Note 13 on pages 68-69.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. This Statement’s retrospective-application requirement replaces APB Opinion No. 20’s requirement to recognize most voluntary changes in an accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The requirements of SFAS No. 154 become effective for voluntary changes in an accounting principle made in fiscal years beginning after December 15, 2005.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	REIT Conversion

We became a REIT effective January 1, 2006. As a REIT, we expect to derive most of our income from investments in real estate, including the sale of standing timber. Also as a REIT, we will generally not be subject to federal corporate income taxes on our income and gain from investments in real estate, including the revenue derived from the sale of timber, of which we intend to distribute a substantial portion to our stockholders, thereby reducing our corporate-level taxes and substantially eliminating the double taxation on income and gain that usually results in the case of a distribution by a C corporation. We will, however, be subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2006) on sales of real property (other than timber) held by the REIT during the first ten years following the REIT conversion. We will continue to be required to pay federal corporate income taxes on earnings from our non-real estate investments, principally our manufacturing operations, which are now held by a wholly-owned taxable REIT subsidiary, or TRS, Potlatch Forest Products Corporation, which we refer to as Potlatch TRS.

As a consequence of our conversion to a REIT, we are not permitted to retain earnings and profits accumulated during years when we were taxed as a C corporation. Therefore, in order to remain qualified as a REIT, we plan to distribute these earnings and profits by making a one-time special distribution to stockholders, which we refer to as the “special E&P distribution.” On February 3, 2006, our board of directors declared the special E&P distribution with an aggregate value of approximately $445 million, payable on March 31, 2006, to stockholders of record on February 14, 2006. The special E&P distribution is payable, at the election of each stockholder, in cash, Potlatch common stock or a combination of both, except that the aggregate amount of cash to be distributed will not exceed 20% of the value of the distribution or approximately $89 million.

In addition, deferred tax liabilities of approximately $50 million to $60 million, which relate to REIT qualifying activities, will no longer be required as of January 1, 2006. The deferred tax balance will therefore be reduced in the first quarter of 2006 by recording a benefit in our provision for income taxes.

Note 2.	Short-term Investments

Short-term investments consist of such instruments as money market funds, commercial paper and corporate and municipal bonds. Investments are selected based upon issuers with excellent credit ratings; therefore, there is minimal investment risk. These investments have maturity periods of less than one year. Short-term investments are managed to provide the necessary liquidity throughout the year for working capital needs, capital expenditures or other uses by management, as considered appropriate.

Note 3.	Inventories

	2005	2004
	(Dollars in thousands)
Logs, pulpwood, chips and sawdust	$31,697	$15,570
Lumber and other manufactured wood products	28,185	20,628
Pulp, paper and converted paper products	103,301	88,647
Materials and supplies	46,513	42,170

	$209,696	$167,015

Valued at lower of cost or market:
Last-in, first-out basis	$47,377	$35,273
Average cost basis	162,319	131,742

	$209,696	$167,015

If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $26.7 million higher at December 31, 2005, and $24.8 million higher at December 31, 2004. In 2005, 2004 and 2003, reductions in quantities of LIFO inventories valued at lower costs prevailing in prior years had the effect of increasing earnings, net of income taxes, by less than $0.1 million, approximately $2.2 million ($.08 per common share) and approximately $0.5 million ($.02 per common share), respectively.

Note 4.	Plant and Equipment

	2005	2004
	(Dollars in thousands)
Land improvements	$65,160	$64,806
Buildings and structures	216,983	214,901
Machinery and equipment	1,545,307	1,468,100
Construction in progress	15,519	15,040

	$1,842,969	$1,762,847

Depreciation charged against income amounted to $68.3 million in 2005 ($66.0 million in 2004 and $64.9 million in 2003).

At December 31, 2005, our authorized capital spending budget, including $14.4 million carried over from prior years, totaled $74.6 million. We expect to spend $73.0 million of this amount in 2006.

Note 5.	Timber, Timberlands and Related Logging Facilities

	2005	2004
	(Dollars in thousands)
Timber and timberlands	$351,391	$351,866
Related logging facilities	49,204	49,212

	$400,595	$401,078

The cost of timber harvested from company-owned lands amounted to $12.0 million in 2005 ($9.6 million in 2004 and $9.2 million in 2003). The cost of permit timber harvested from non-company owned lands amounted to $6.2 million in 2005 ($7.7 million in 2004 and $8.8 million in 2003). Amortization of logging roads and related facilities amounted to $2.2 million in 2005 ($1.8 million in 2004 and $2.3 million in 2003).

Note 6.	Other Assets

	2005	2004
	(Dollars in thousands)
Pension assets	$208,283	$192,491
Other	19,661	17,911

	$227,944	$210,402

Note 7.	Taxes on Income

The provision for taxes on income is comprised of the following:

	2005	2004	2003
	(Dollars in thousands)
Current*	$16,251	$65,502	$314
Deferred	(1,575)	110,563	25,425

Provision for taxes on income	$14,676	$176,065	$25,739

*	The tax benefit related to stock option exercises has been recorded as an increase to additional paid in capital rather than a reduction to the provision for income taxes. The amount of this increase was $2.5 million and $6.2 million for the years ended December 31, 2005 and 2004, respectively.

Included in the provision for 2004 were benefits of $59.7 million realized from the utilization of net operating loss carryforwards and $43.4 million of alternative minimum tax credits.

The provision for taxes on income differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before taxes on income due to the following:

	2005	2004	2003
	(Dollars in thousands)
Computed “expected” tax expense	$16,674	$156,604	$26,758
State and local taxes, net of federal income tax benefits	1,824	18,035	2,987
Tax credits	(2,285)	—	(4,000)
Deferred state tax adjustments	(2,395)	2,354	—
All other items	858	(928)	(6)

Provision for taxes on income	$14,676	$176,065	$25,739

Effective tax rate	30.8%	39.4%	33.7%

Our effective tax rate for 2005 was 30.8%, compared to 39.4% for 2004 and 33.7% for 2003. The effective rate for 2005 was lower than the rates used for 2004 and 2003 due to the application of tax credits to our 2005 tax provision, as well as the anticipated effect of the Qualified Domestic Production Activity Credit and the estimated effect of changes to state tax apportionments. The effective rate for 2003 was lower than the rate used for 2004 as a result of applying tax credits to our 2003 tax provision.

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

	2005	2004
	(Dollars in thousands)
Deferred Tax Assets:
Employee benefits	$10,468	$10,960
Postretirement benefits	81,361	78,383
Alternative minimum tax	—	518
Tax credits	11,683	9,806
Discontinued operations	714	1,499
Other	7,212	6,058

Total deferred tax assets	111,438	107,224
Valuation allowance	(6,166)	(4,982)

Deferred tax assets, net of valuation allowance	$105,272	$102,242

Deferred Tax Liabilities:
Plant and equipment	$(152,697)	$(163,344)
Timber, timberlands and related logging facilities	(61,278)	(61,703)
Pensions	(77,483)	(65,399)

Total deferred tax liabilities	(291,458)	(290,446)

Net deferred tax liabilities	$(186,186)	$(188,204)

Net deferred tax liabilities consist of:
Current deferred tax assets (1)	$11,199	$13,048

Noncurrent deferred tax assets	94,073	89,194
Noncurrent deferred tax liabilities	(291,458)	(290,446)

Net noncurrent deferred tax liabilities	(197,385)	(201,252)

Net deferred tax liabilities	$(186,186)	$(188,204)

(1)	Included in “Prepaid expenses” in the Balance Sheets.

A valuation allowance has been recognized for certain state tax credit carryforwards due to uncertainty of sufficient taxable income prior to expiration of available carryover periods. The valuation allowance increased $1.2 million during 2005 and decreased $1.6 million during 2004.

Our federal income tax returns have been examined, and we have reached final settlement, for all tax years through 1994. An examination for the years 1995 through 2001 has been completed, with certain issues submitted to appeals for further resolution. The years 2002 through 2004 are currently under examination. In the opinion of management, adequate provision had been made at December 31, 2005, for income taxes that might be due as a result of these audits, and any resulting assessments will have no material effect on our consolidated earnings.

In the first quarter of 2006, the Company will reverse approximately $50 million to $60 million of deferred tax liabilities no longer required as a result of the REIT conversion on January 1, 2006.

Note 8.	Debt

	2005	2004
	(Dollars in thousands)
Revenue bonds, fixed-rate 5.9% to 7.75%, due 2006 through 2026	$158,440	$159,504
Debentures, 6.95%, due 2015	22,476	22,473
Credit sensitive debentures, 9.125%, due 2009	100,000	100,000
Medium-term notes, fixed-rate 8.65% to 9.35%, due 2006 through 2022	48,950	48,950
Senior subordinated notes, 10%, due 2011	5,504	5,504
Other notes	84	91

	335,454	336,522
Less current installments on long-term debt	2,357	1,107

Long-term debt	$333,097	$335,415

We repaid $1.1 million and $0.5 million of revenue bonds on their normal maturity dates in 2005 and 2004, respectively. In November 2004, in conjunction with the sale of our OSB operations, we redeemed $10.3 million of revenue bonds.

We retired $27.0 million of our medium-term notes in November 2004 through repurchase on the open market. Scheduled maturity of $5.0 million of the notes was in 2011, with the remaining $22.0 million scheduled to mature in 2022.

In the fourth quarter of 2004, we announced that our board of directors had authorized a tender offer for our outstanding $250 million 10% Senior Subordinated Notes due 2011. By the end of the offer period, $244.5 million of the notes had been tendered, and they were subsequently redeemed. We have the right to call the remaining $5.5 million of the notes beginning July 15, 2006.

The interest rate payable on the 9.125% credit sensitive debentures is subject to adjustment in accordance with the table below if certain changes in the debt rating of the debentures occur. On October 27, 2005, S&P announced that it had lowered our senior unsecured debt rating to BB from BB+. The rating downgrade caused the interest rate on our credit sensitive debentures to increase from 12.5% to 13.0%, effective October 27, 2005. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in October 2005.

Ratings
Moody’s	S&P	Applicable Rate (%)
Aaa	AAA	8.825
Aa1 – Aa3	AA+ – AA-	8.925
A1 – Baa2	A+ – BBB	9.125
Baa3	BBB-	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB-	13.500
B1 or lower	B+ or lower	14.000

Our 10% Senior Subordinated Notes due 2011 are unsecured and are subordinated to our senior notes and our amended and restated credit facility. In connection with the redemption of substantially all of these outstanding notes in October 2004, we obtained sufficient consents from the note holders to remove from the indenture all restrictive covenants and all events of default, except for payment and bankruptcy defaults.

On December 22, 2005, we entered into an amended and restated credit facility, which replaced our prior credit facility effective January 3, 2006. The amended and restated credit facility, which expires on December 22, 2008, provides for a revolving line of credit of up to $175 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of January 31, 2006, there were no borrowings outstanding under the revolving line of credit; however, approximately $20.4 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Loans under the amended and restated credit facility bear interest at LIBOR plus between 0.625% and 1.625% for LIBOR loans and a base rate, effectively equal to the bank’s prime rate, plus up to 0.625%, for other loans. Currently, we are eligible to borrow under the amended and restated credit facility at LIBOR plus 0.875%.

The agreement governing our amended and restated credit facility contains certain covenants that, among other things, limit to a certain degree our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The amended and restated credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. We will be permitted to pay dividends under the terms of the amended and restated credit facility so long as we remain in pro forma compliance with the financial covenants. The table below sets forth the most restrictive covenants in the amended and restated credit facility and our status with respect to these covenants as of December 31, 2005.

	Covenant Requirement	Actual Ratio at December 31, 2005
Maximum Funded Indebtedness To Capitalization Ratio	55%	32.8%

Minimum Net Worth	80% of consolidated net worth at June 30, 2005 (1)	129.8%

Minimum Interest Coverage Ratio	2.75 to 1.00	5.72 to 1.00

(1)	The requirement will be adjusted to take into account the reduction in Consolidated Net Worth as a result of the special E&P distribution and will be reset at 80% of Consolidated Net Worth as of March 31, 2006.

Events of default under the amended and restated credit facility include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company.

Potlatch Corporation and several subsidiaries are parties to the credit agreement and eligible to borrow thereunder, subject to the $175 million aggregate credit limit and continued compliance with debt covenants. Any borrowings by one of these entities under the amended and restated credit facility reduces the credit available for all the entities. As a result, borrowings by Potlatch TRS under the amended and restated credit facility would, until repaid, reduce the amount of borrowings otherwise available to Potlatch for purposes such as the funding of quarterly distributions.

Payments due on long-term debt during each of the five years subsequent to December 31, 2005, are as follows:

(Dollars in thousands)
2006	$2,357
2007	6,159
2008	209
2009	100,410
2010	11

Note 9.	Accounts Payable and Accrued Liabilities

	2005	2004
	(Dollars in thousands)
Trade accounts payable	$54,678	$47,839
Accrued wages, salaries and employee benefits	34,722	41,303
Accrued taxes other than taxes on income	10,948	10,979
Accrued interest	4,265	4,285
Accrued taxes on income	1,088	3,134
Book overdrafts	8,524	15,058
Accrued restructuring, mill closure and divestiture charges	1,830	4,632
Other	28,580	23,968

	$144,635	$151,198

Note 10.	Other Long-Term Obligations

	2005	2004
	(Dollars in thousands)
Postretirement benefits	$208,618	$198,439
Pension and related liabilities	26,364	25,298
Other	11,193	10,574

	$246,175	$234,311

Note 11.	Financial Instruments

Estimated fair values of our financial instruments are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Cash and short-term investments	$63,833	$63,833	$120,621	$120,621
Long-term debt	335,454	359,302	336,522	377,534

For short-term investments the carrying amount approximates fair value. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. The amount of long-term debt for which there is no quoted market price is immaterial and the carrying amount approximates fair value.

We use derivative financial instruments from time to time as a tool to help us manage our exposure to certain market risks. We enter into derivative financial instruments as hedges against our exposure to market risks only if we believe there is a high probability that changes in the value of the hedging instrument will offset corresponding changes in the underlying exposure. Relationships between hedging instruments and hedged items are formally documented, as well as our risk management objectives and strategies for entering into the transactions. Designated cash flow hedges are linked to forecasted transactions. We also periodically assess whether the derivative financial instruments are effective in offsetting changes in cash flows or the fair value of the hedged items. If a hedge ceases to be highly effective, hedge accounting will be discontinued and derivative instrument gains and losses will be recognized in earnings. We do not enter into derivative contracts for speculative purposes, whether or not we utilize hedge accounting treatment for a specific transaction. The following describes our activities in this area during 2005:

•	In October 2004, our board of directors authorized the repurchase of approximately $75 million of our outstanding common stock, to be implemented through an accelerated stock repurchase program with a financial counterparty. In November 2004, we repurchased 1,560,397 shares for $75.4 million, or approximately $48.29 per share. In connection with the repurchase, the counterparty purchased shares for its own account in the open market over a nine-month period, which ended in August 2005. At the end of that period, we paid a price adjustment based on the difference between the volume weighted average price of shares traded during the period and the initial price paid for the shares in November 2004. Approximately 808,900 of the shares purchased through the accelerated stock repurchase program were subject to a collar, which set a minimum and maximum price for shares repurchased, for the purpose of limiting the price adjustment. The price adjustment for the remainder of the shares was not subject to any limitation. We had the option of paying the price adjustment in cash or by the issuance of common stock. During the third quarter of 2005, we paid $1.9 million in cash to the counterparty to settle our obligation under the stock repurchase program.

The following describes our activities in this area during 2004:

•	From December 2001 to August 2004, we entered into several fixed-to-variable interest rate swaps to hedge a portion of our 10% Senior Subordinated Notes. The swaps were designated as fair value hedges and called for the company to pay a variable interest amount, based on LIBOR rates, and receive a fixed-rate payment from a financial institution, calculated on $165.0 million of our 10% Senior Subordinated Notes. The terms of the interest rate swaps allowed us to assume there was no ineffectiveness in the hedges, and therefore, no amounts representing ineffectiveness were recognized in earnings during the periods the swaps were in effect. In August 2004, we terminated the last of these swaps. The aggregate cash settlements received upon termination of the swaps totaled $29.2 million, of which $4.3 million had been ratably accreted to earnings over the term of the underlying debt. In October 2004, as a result of our early repayment of $244.5 million of the notes, we recognized in earnings $24.4 million of the aggregate cash settlements received. The balance of the cash settlements, totaling $0.5 million at December 31, 2004, is being accreted to earnings until the remaining $5.5 million of outstanding notes mature or are redeemed.

•

During the third quarter of 2003, we entered into several derivative financial instruments designated as cash flow hedges for a portion of our expected natural gas purchases during November 2003 through March 2004. The financial instruments were in the form of collars, and applied to 13,200 mmBtu of natural gas purchased per day for the five-month period beginning November 1, 2003, which represented approximately 60% of our expected daily usage during that period. As designated cash flow hedges, changes in the fair value of the financial instruments were recognized in “Other comprehensive loss,” to the extent the hedges were deemed effective, until the hedged item was recognized in the statement of operations. The terms of the instruments allowed us to conclude there was no ineffectiveness and therefore, no amount representing ineffectiveness was recognized in earnings. The reclassification of gains or losses reported in “Other comprehensive loss” to earnings occurred when the related inventory was classified as a cost of sales. As of March 31, 2004, the collars had expired, and the related loss of $0.1 million was recorded in income by the end of April 2004. We have not entered into any additional instruments to hedge our expected future natural gas purchases.

Note 12.	Savings, Pension and Other Postretirement Benefit Plans

Substantially all of our employees are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. In 2005, 2004 and 2003 we made matching 401(k) contributions on behalf of employees of $5.1 million, $5.4 million and $5.4 million, respectively. We also provide benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plans are primarily noncontributory.

We use a December 31 measurement date for our benefit plans. The change in benefit obligation, change in plan assets, funded status and related balance sheet amounts for company-sponsored benefit plans are as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
	2005	2004	2005	2004
	(Dollars in thousands)
Benefit obligation at beginning of year	$588,271	$562,732	$315,290	$280,964
Service cost	10,677	10,613	2,778	3,056
Interest cost	33,421	33,880	18,211	17,075
Plan amendments	1,790	5,167	—	(10,541)
Actuarial losses	23,638	21,451	16,588	49,726
Curtailments	—	—	—	(5,193)
Mergers, sales and closures	—	(4,271)	—	—
Benefits paid	(41,246)	(41,301)	(19,467)	(19,797)

Benefit obligation at end of year	616,551	588,271	333,400	315,290

Fair value of plan assets at beginning of year	630,780	555,740	2	2
Actual return on plan assets	38,721	57,230	1	—
Employer contribution	1,324	59,111	—	—
Benefits paid	(41,246)	(41,301)	—	—

Fair value of plan assets at end of year	629,579	630,780	3	2

Funded status	13,028	42,509	(333,397)	(315,288)
Unrecognized prior service cost (benefit)	17,566	17,876	(21,042)	(23,618)
Unrecognized net loss	160,355	115,119	145,821	140,467

Prepaid (accrued) benefit cost	$190,949	$175,504	$(208,618)	$(198,439)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$208,283	$192,491	$—	$—
Accrued benefit cost	(20,813)	(19,306)	(208,618)	(198,439)
Accumulated other comprehensive loss	3,479	2,319	—	—

Net amount recognized	$190,949	$175,504	$(208,618)	$(198,439)

The accumulated benefit obligation for all defined benefit pension plans was $589.8 million and $564.3 million at December 31, 2005, and 2004, respectively.

Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

	2005	2004
	(Dollars in thousands)
Projected benefit obligation	$22,905	$21,765
Accumulated benefit obligation	20,813	19,306
Fair value of plan assets	—	—

Net periodic costs (benefit) were:

	Pension Benefit Plans			Other Postretirement Benefit Plans
	2005	2004	2003	2005	2004	2003
	(Dollars in thousands)
Service cost	$10,677	$10,613	$9,060	$2,778	$3,056	$2,507
Interest cost	33,421	33,880	34,067	18,211	17,075	17,006
Expected return on plan assets	(61,669)	(58,045)	(57,940)	—	—	(416)
Amortization of prior service cost	2,100	1,806	1,747	(2,576)	(1,618)	(1,618)
Recognized actuarial loss (gain)	1,350	220	(174)	11,233	6,677	5,905
Recognized net initial asset	—	—	(37)	—	—	—

Net periodic cost (benefit)	$(14,121)	$(11,526)	$(13,277)	$29,646	$25,190	$23,384

The pension benefits presented above do not reflect a $1.1 million charge recorded in 2004 related to the sale of our OSB operations. This amount is included in “Gain (loss) from discontinued operations” in the Statements of Operations. The 2003 pension benefit presented above excludes a $0.1 million charge for the 2002 salaried workforce reduction that was reflected in “Restructuring charges” in the 2003 Statement of Operations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act, which went into effect on January 1, 2006, introduces a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Pursuant to FASB Staff Position (FSP) No. 106-2, we determined in 2004, with the assistance of consulting actuaries, that certain benefits provided under our plans were actuarially equivalent to the Medicare Part D standard plan and were eligible for the employer subsidy. We chose the prospective application option for adoption of the FSP as of July 1, 2004. At that time, the effects of the Act on the accumulated postretirement benefit obligation (APBO) were measured and were determined to reduce the APBO by $25.9 million. After receiving further guidance from the Centers for Medicare and Medicaid Services in 2005, our consulting actuaries determined that the effects of the Act would reduce the APBO by an additional $21.5 million. The aggregate effect in 2005 of these two adjustments on service cost, interest cost and amortization of (gain)/loss was approximately $7.3 million. This gain is reflected in the table presented above.

As of December 31, 2005, $3.5 million of minimum pension liabilities for underfunded plans were included in other long-term liabilities, with a corresponding accumulated other comprehensive loss of $2.1 million, which is net of deferred taxes of $1.4 million. As of December 31, 2004, $2.3 million of minimum pension liabilities were included in other long-term liabilities, with a corresponding accumulated other comprehensive loss of $1.4 million, which is net of deferred taxes of $0.9 million.

Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	Pension Benefit Plans			Other Postretirement Benefit Plans
	2005	2004	2003	2005	2004	2003
Discount rate	5.60%	5.90%	6.25%	5.60%	5.90%	6.25%
Expected return on plan assets	9.50	9.50	9.50	9.00	9.00	9.00
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

Weighted average assumptions used to determine the net periodic benefit (cost) for the years ended December 31 were:

	Pension Benefit Plans			Other Postretirement Benefit Plans
	2005	2004	2003	2005	2004	2003
Discount rate	5.90%	6.25%	6.75%	5.90%	6.25%	6.75%
Expected return on plan assets	9.50	9.50	9.50	9.00	9.00	9.00
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. Over the past 28 years, the period we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 11.5%.

The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2005 was a 12% increase over the previous year, with the rate of increase scheduled to decline one percent annually to a long-term ultimate rate increase assumption of 6% for 2011 and thereafter. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$2,426	$(2,034)
Effect on postretirement benefit obligation	34,791	(29,462)

The weighted average asset allocations at December 31 by asset category are as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Asset category	2005	2004	2005	2004
Domestic equity securities	64%	64%	—%	—%
Global equity securities	10	9	—	—
Debt securities	24	22	—	—
Other	2	5	100	100

Total	100%	100%	100%	100%

We utilize formal investment policy guidelines for our company-sponsored pension plans. These guidelines are approved by the board of directors and are periodically reviewed, as the board of directors has ultimate fiduciary responsibility for pension plan assets. The board of directors has delegated its authority to management to insure that the investment policy and guidelines are adhered to and the investment objectives are met.

The general policy states that plan assets will be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that adequate liquidity will be maintained for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revising long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection include:

•	Assets are diversified among various asset classes, such as domestic equities, global equities, fixed income, convertible securities, venture capital and liquid reserves. The long-term asset allocation ranges are as follows:

Domestic and global equities	50% – 80%
Fixed income and convertible securities	15% – 40%
Venture Capital	00% – 05%
Liquid reserves	00% – 10%

The ranges are more heavily weighted toward equities since the liabilities of the pension plans are long-term in nature and equities historically have significantly outperformed other asset classes over long periods of time. Periodic reviews of allocations within these ranges are made to determine what adjustments should be made based on changing economic and market conditions and specific liquidity requirements.

•	Assets are managed by professional investment managers and may be invested in separately managed accounts or commingled funds. Assets will be diversified by selecting different investment managers for each asset class and by limiting assets under each manager to no more than 25% of the total pension fund.

•	Assets, other than venture capital, are not invested in securities rated below BBB- by S&P or Baa3 by Moody’s.

•	Assets are not invested in Potlatch stock.

The investment guidelines also require that the individual investment managers will be expected to achieve a reasonable rate of return over a market cycle. Emphasis will be placed on long-term performance versus short-term market aberrations. Factors to be considered in determining reasonable rates of return include performance achieved by a diverse cross section of other investment managers, performance of commonly used benchmarks (e.g., S&P 500 Index, Shearson Lehman Government/Corporate Intermediate Index, Morgan Stanley World Index, Merrill Lynch Investment Grade Convertibles Index, Russell Value Index), actuarial assumptions for return on plan investments and specific performance guidelines given to individual investment managers.

During 2005, eight active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges approved by the board of directors.

No minimum contributions to our qualified plans are required for 2006 due to the funded status of those pension plans at December 31, 2005. However, we expect to make contributions totaling $19.5 million to our defined benefit pension plans in 2006, which consist of a $1.4 million contribution to our non-qualified plan and a voluntary $18.1 million contribution to our qualified plans. We do not anticipate funding our postretirement benefit plans in 2006 except to pay benefit costs as incurred during the year by plan participants.

Estimated future benefit payments, which reflect expected future service and expected medicare prescription subsidy receipts are as follows for the years indicated:

	Pension Benefit Plans	Other Postretirement Benefit Plans	Expected Medicare Subsidy
	(Dollars in thousands)
2006	$42,252	$22,400	$2,100
2007	41,687	23,800	2,300
2008	41,774	24,900	2,500
2009	41,288	25,900	2,800
2010	41,267	26,900	2,900
2011 – 2015	213,584	141,100	16,700

Hourly employees at two of our manufacturing facilities participate in multi-employer defined benefit pension plans: the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Pension Fund; and the International Association of Machinist & Aerospace Workers National Pension Fund, to which we make contributions. We also make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees, which is managed by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Pension Fund. Company contributions to these plans in 2005, 2004 and 2003 amounted to $9.0 million, $7.9 million and $7.7 million, respectively.

Note 13.	Commitments and Contingencies

We have operating leases covering office, warehouse and distribution space, equipment and vehicles expiring at various dates through 2019. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

As of December 31, 2005, the future minimum rental payments required under our operating leases are as follows:

(Dollars in thousands)
2006	$12,570
2007	10,848
2008	9,352
2009	6,481
2010	5,200
2011 and later years	27,195

Total	$71,646

Rent expense for continuing operations was $13.5 million, $13.0 million and $8.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In September 2004, we sold three oriented strand board mills located in Minnesota to Ainsworth Lumber Co. Ltd. for approximately $452 million. On September 28, 2005, Ainsworth notified us by letter of its claims under the indemnification provisions in the asset purchase agreement between us and Ainsworth. The claims involve alleged breaches of representations and warranties regarding the condition of certain of the assets sold to Ainsworth. The amount Ainsworth is claiming is approximately $100 million, which exceeds the $60 million indemnity limitation provided in the asset purchase agreement. Ainsworth has not furnished us with sufficient information to enable us to fully investigate and evaluate the validity of the claims. We expect to vigorously contest any lawsuit that may be brought asserting these claims.

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

During 2005, the FASB issued FIN 47, an interpretation of SFAS No. 143. Under FIN 47, the company must recognize a liability and an asset equal to the fair value of its legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. In accordance with the guidance of FIN 47, we undertook a review of our manufacturing facilities and other assets to determine, if possible, amounts that should be recognized as asset retirement obligations. The review resulted in our recording additional assets and corresponding liabilities, which were not material to our financial position or results of operations. We also identified situations that would have resulted in the recognition of additional asset retirement obligations, except for an inability to reasonably estimate the fair value of the liability at this time. Most of these situations relate to asbestos located within our manufacturing facilities where a settlement date or range of settlement dates cannot be specified, so that we are unable at this time to apply present value calculations to appropriately value an obligation. Any additional obligations recognized in the future as more information becomes available are not expected to have a material effect on our financial position or results of operations.

Note 14.	Equity-Based Compensation Plans

At December 31, 2005, we had three stock incentive plans, the 1989, 1995 and 2000 plans, under which stock option or performance share grants were outstanding. All of these plans have received shareholder approval. In addition, at the May 2, 2005 Annual Meeting of Stockholders, our stockholders approved the adoption of the Potlatch 2005 Stock Incentive Plan. We were originally authorized to issue up to 1.5 million shares, 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1989 Stock Incentive Plan, 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At December 31, 2005, no shares were available for future use under the 1989 and 1995 Stock Incentive Plans, while approximately 117,000 shares and 1,600,000 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively.

During 2005, we applied the intrinsic value method under APB Opinion No. 25 and related Interpretations in accounting for our equity-based compensation. As a result, no compensation cost was recognized for stock options granted under the plans because the exercise price was equal to market value at the grant date. For performance share awards, which were first granted in December 2003, compensation expense was recorded ratably over the performance period based upon the market value of our stock and the likelihood that performance measurements will be met. Compensation expense related to performance shares was $2.3 million in 2005, $1.2 million in 2004 and less than $0.1 million in 2003.

As required by SFAS No. 123 (Revised 2004), we will begin recognizing compensation costs in the Statements of Operations for equity-based compensation plans in the first quarter of 2006. Compensation cost will be determined using the modified prospective method.

Stock options

All outstanding stock options have been granted with an exercise price equal to the market price on the date of grant, are fully exercisable after two years and expire not later than 10 years from the date of grant. In December 2005, upon recommendation of our compensation consultant and in anticipation of our conversion to a REIT effective January 1, 2006, the executive compensation and personnel policies committee of the board of directors (the “committee”) granted performance shares only. The committee believes that performance shares provide a superior incentive to stock options for employees in a REIT. Additionally, the committee approved the accelerated vesting of all outstanding, unvested, stock options effective December 31, 2005. As a result, 58,275 options vested on that date instead of the normal vesting date of December 4, 2006. The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its statement of operations non-cash compensation expense associated with these options in future periods, upon the expected implementation of SFAS No. 123R, in January 2006. In accordance with APB No. 25 accounting rules, compensation expense related to the accelerated vesting, totaling less than one thousand dollars, was recorded on December 31, 2005.

A summary of the status of outstanding stock options as of December 31, 2005, 2004 and 2003 and changes during those years is presented below:

	2005		2004		2003
Options	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at January 1	1,307,815	$37.23	2,716,820	$36.19	2,836,357	$36.67
Granted	—	—	122,785	50.75	150,070	33.18
Adjustment as a result of special dividend	—	—	84,513	36.35	—	—
Shares exercised	(447,617)	36.05	(1,530,948)	34.72	(49,925)	27.37
SARs exercised	—	—	(36,600)	36.83	—	—
Canceled or expired	(10,238)	44.05	(48,755)	28.07	(219,682)	42.32

Outstanding at December 31	849,960	37.76	1,307,815	37.23	2,716,820	36.19

Options exercisable	849,960	37.76	1,112,008	36.10	2,385,000	37.25
Options outstanding which include a stock appreciation right	—		—		41,700
Fair value of options granted during the year	—		$6.99		$11.72

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The valuation model used the following assumptions:

Grant Year	Dividend Yield*	Stock Volatility	Risk Free Interest Rate	Expected Term
2004	6.11%	.2655	4.35%	10 years
2003	1.73%	.2737	4.36%	10 years

*	The significant change in dividend yield for 2004 compared to 2003 was due to the $2.50 special dividend paid during the year.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$22.7476 to $27.3200	126,113	6.73 years	$24.63
$30.5421 to $39.4130	421,343	5.08 years	35.16
$42.2707 to $50.7500	302,504	4.44 years	46.87

$22.7476 to $50.7500	849,960	5.10 years	37.76

Performance Shares

Performance share awards granted under the plans have a three-year performance period and shares will be issued at the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group of forest products companies. The number of performance shares actually issued, as a percentage of the amounts initially granted, could range from 0%-150% for the 2003 grant and 0%-200% for the 2004 and 2005 grants. Performance shares granted under the program may not be voted until issued. A dividend equivalent will be calculated based upon performance shares earned and will be paid out as additional shares. In accordance with APB No. 25, we recognized compensation expense over the performance period equal to the market value of our stock multiplied by the number of performance shares expected to be issued.

A summary of the status of outstanding performance share awards as of December 31, 2005, 2004 and 2003, and changes during those years, is presented below:

	2005	2004	2003
Performance Shares	Shares	Shares	Shares
Outstanding at January 1	127,161	58,770	—
Granted	107,221	73,825	59,270
Forfeited	(5,783)	(5,434)	(500)

Outstanding at December 31	228,599	127,161	58,770

Fair value of performance share award granted during the year*	$54.66	$50.75	$33.18

*	For performance share awards granted in 2005, the fair value of each share was estimated on the date of grant using a Monte Carlo simulation. For awards granted in 2004 and 2003, the grant date market price was used.

On December 5, 2005, we announced the appointment of our new President and Chief Executive Officer (CEO), whose term of employment began February 6, 2006. Under the terms of that agreement, he received two performance share awards. The first award of 15,528 shares follows the terms of the 2004 grant as described above. The second award, which was for 20,800 shares, follows the terms of the 2005 grant as described above. These awards are not reflected in the table above and no compensation expense was recognized in 2005 because the performance shares were not awarded until February 6, 2006. In accordance with SFAS No. 123R, we will begin recognizing compensation cost associated with these performance shares in the first quarter of 2006.

Restricted Stock Units

Our 2005 stock incentive plan also allows for awards to be issued in the form of restricted stock, of which there were no such awards outstanding as of December 31, 2005. However, effective February 6, 2006, our new President and CEO received an incentive award of 24,401 restricted stock units (RSUs), which will be increased by the amount of dividends paid during the vesting period. The terms of the award state that 20% of the RSUs will vest on each of the first and second anniversaries of the award, with the remaining 60% vesting on the third anniversary.

Note 15.	Segment Information

During 2005, prior to our REIT conversion, our businesses were organized into four reportable operating segments, as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information:” Resource; Wood Products; Pulp and Paperboard; and Consumer Products. These segments were based upon similarities in product lines, manufacturing processes, marketing and management of our businesses. The Resource segment managed our timberland base, purchased wood fiber and timberlands from third parties, provided wood fiber to the manufacturing segments and sold wood fiber and timberlands to third parties. The Wood Products segment produces lumber, plywood and particleboard. The Pulp and Paperboard segment produces paperboard and pulp. The Consumer Products segment produces consumer tissue products.

Beginning in 2006, our REIT conversion resulted in the separation of the Resource segment into two reportable business segments. The new Resource segment consists of substantially all of the timberlands owned by the company, as well as those assets that are necessary to manage these timberlands. The activities of the new Resource segment include managing our timberlands to optimize stumpage sales, entering into recreational and hunting leases, and making other investments in timberlands as opportunities and market conditions dictate. The new Log Marketing and Land Development segment consists of the remaining operations previously in the Resource segment: primarily the purchasing and harvesting of our timber, the procurement of other wood fiber, log buying and selling, and the sale and development of selected land parcels for higher and better use purposes. As the new Log Marketing and Land Development segment was established as a new segment on January 1, 2006, this segment is not presented separately in this report.

The reporting segments follow the same accounting policies used for our consolidated financial statements, as described in the summary of significant accounting policies, with the exception of the valuation of inventories. All segment inventories are reported using the average cost method and the LIFO reserve is recorded at the corporate level. Management evaluates a segment’s performance based upon profit or loss from operations before income taxes. Intersegment sales or transfers are recorded based on prevailing market prices.

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements.

	2005	2004	2003
	(Dollars in thousands)
Segment Sales:
Resource	$304,992	$274,292	$252,614

Wood products:
Lumber	384,627	345,800	279,192
Plywood	52,477	59,647	46,402
Particleboard	17,646	18,747	15,230
Other	33,528	26,810	28,063

	488,278	451,004	368,887

Pulp and paperboard:
Paperboard	500,624	463,408	420,805
Pulp	64,569	65,705	61,239
Other	922	200	—

	566,115	529,313	482,044

Consumer products:
Tissue	368,418	320,052	300,896

	1,727,803	1,574,661	1,404,441
Elimination of intersegment sales	(231,659)	(223,189)	(212,004)

Total consolidated net sales	$1,496,144	$1,351,472	$1,192,437

Intersegment Sales or Transfers (1):
Resource	$174,907	$164,396	$157,233
Wood products	12,919	12,000	11,715
Pulp and paperboard	43,745	46,712	42,971
Consumer products	88	81	85

Total	$231,659	$223,189	$212,004

Operating Income (Loss):
Resource	$79,199	$69,901	$65,511
Wood products	29,099	68,330	4,078
Pulp and paperboard	(810)	11,012	(15,104)
Consumer products	11,340	(10,155)	1,266
Eliminations and adjustments	(1,310)	(508)	(181)

	117,518	138,580	55,570
Corporate Items:
Administration expense	(43,337)	(45,851)	(34,706)
Interest expense	(29,045)	(45,863)	(48,172)
Interest income	2,504	3,617	14,090
Restructuring charge	—	—	476
Debt retirement costs	—	(25,186)	(248)

Consolidated income (loss) before taxes on income	$47,640	$25,297	$(12,990)

	2005	2004	2003
	(Dollars in thousands)
Depreciation, Amortization and Cost of Fee Timber Harvested:
Resource	$21,595	$19,621	$20,917
Wood products	14,741	12,709	13,177
Pulp and paperboard	36,407	37,240	38,171
Consumer products	15,587	15,239	12,585

	88,330	84,809	84,850
Corporate	1,056	3,510	4,137

Total	$89,386	$88,319	$88,987

Assets:
Resource	$446,419	$441,564	$438,495
Wood products	223,393	162,583	164,976
Pulp and paperboard	406,086	407,148	418,706
Consumer products	285,152	268,840	245,581

	1,361,050	1,280,135	1,267,758
Assets held for sale	—	—	176,596
Corporate	267,747	314,537	153,023

Total consolidated assets	$1,628,797	$1,594,672	$1,597,377

Capital Expenditures:
Resource	$17,224	$14,982	$15,519
Wood products	52,204	6,836	7,299
Pulp and paperboard	21,733	10,329	5,193
Consumer products	13,402	14,921	47,881

	104,563	47,068	75,892
Corporate	1,011	1,832	198

Total	$105,574	$48,900	$76,090

(1)	Intersegment sales for 2003-2005, which were based on prevailing market prices, consisted primarily of logs, chips, pulp logs and other fiber sales by our Resource segment to the Wood Products and Pulp and Paperboard segments.

All of our manufacturing facilities and all other assets are located within the continental United States. However, we sell and ship products to many foreign countries. Geographic information regarding our net sales is summarized as follows:

	2005	2004	2003
	(Dollars in thousands)
United States	$1,359,409	$1,233,656	$1,086,008
Japan	60,830	58,622	48,666
Australia	8,694	9,216	6,498
Canada	14,960	12,089	12,763
China	17,600	18,936	14,711
Italy	—	954	7,013
Korea	8,576	7,612	9,842
Mexico	4,039	—	23
Taiwan	13,269	5,553	3,996
Other foreign countries	8,767	4,834	2,917

Total consolidated net sales	$1,496,144	$1,351,472	$1,192,437

Note 16.	Restructuring Charges

The following is a description of the charges included in the “Restructuring charges” line in the Statements of Operations.

A pre-tax charge of $1.3 million was recorded in January 2004 for a workforce reduction at our Consumer Products segment. A total of 60 production and 8 salaried employees were terminated. By June 2004, all costs had been incurred for the workforce reduction, resulting in a reversal to the initial charge of less than $0.1 million.

In the first quarter of 2003, we recorded charges totaling $0.2 million for additional costs related to the elimination of 106 salaried production and administrative positions in late 2002. The $0.2 million was for costs associated with terminated employees whose service had been retained beyond the initial 60-day period following the announced job eliminations. In December 2003, we recorded a $0.7 million credit, reflecting final cost determinations for pension and medical benefits. As of December 31, 2004, 102 employees had been terminated and four had assumed other positions within the company as a result of job openings.

Note 17.	Discontinued Operations

In September 2004, we sold our oriented strand board facilities and related assets in Bemidji, Cook and Grand Rapids, Minnesota to Ainsworth Lumber Co. Ltd. for approximately $452 million in cash, after closing adjustments. As a result of the transaction, we recorded an after-tax gain of $163.1 million in the third quarter of 2004. This amount, as well as after-tax operating income from the OSB operations of $92.8 million and $57.1 million for 2004 and 2003, respectively, are classified as discontinued operations in the Statements of Operations, as required by SFAS No. 144.

In February 2003, we sold our Brainerd, Minnesota, printing papers mill, which was closed in 2002, for approximately $4 million in cash. We recorded a loss on discontinued operations in 2003 of $2.5 million, after-tax, which included costs for maintaining the facility before its sale, an additional loss on the sale and recognition of a continuing contractual obligation.

In the Statements of Cash Flows, the company has separately disclosed the operating, investing, and financing portions of the cash flows attributable to its discontinued operations. In prior periods, cash flows of discontinued operations were reported on a combined basis as a single amount.

Note 18.	Financial Results by Quarter (Unaudited)

	Three Months Ended
	March 31		June 30		September 30		December 31
	2005	2004	2005	2004	2005	2004	2005	2004
	(Dollars in thousands – except per-share amounts)
Net sales	$336,194	$316,529	$367,649	$343,245	$404,662	$370,100	$387,639	$321,598

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	20,013	23,173	20,689	21,158	23,449	22,465	25,235	21,523
Materials, labor and other operating expenses	282,043	269,456	305,325	276,718	337,563	275,564	321,689	261,922
Selling, general and administrative expenses	21,453	21,211	21,707	21,775	19,197	20,668	23,602	21,917
Restructuring charges	—	1,280	—	(87)	—	—	—	—

	323,509	315,120	347,721	319,564	380,209	318,697	370,526	305,362

Earnings from operations	$12,685	$1,409	$19,928	$23,681	$24,453	$51,403	$17,113	$16,236

Earnings (loss) from continuing operations	$3,782	$(6,297)	$8,174	$7,126	$11,090	$24,199	$9,918	$(9,698)

Earnings (loss) from discontinued operations, net of tax	$—	$28,115	$—	$42,442	$—	$185,648	$—	$(286)

Net earnings (loss)	$3,782	$21,818	$8,174	$49,568	$11,090	$209,847	$9,918	$(9,984)

Net earnings (loss) per common share from continuing operations:
Basic	$.13	$(.22)	$.28	$.24	$.38	$.82	$.34	$(.33)
Diluted	.13	(.22)	.28	.24	.38	.81	.34	(.33)
Net earnings (loss) per common share:
Basic	.13	.75	.28	1.68	.38	7.08	.34	(.34)
Diluted	.13	.74	.28	1.68	.38	7.05	.34	(.34)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited the accompanying consolidated balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule on page 80. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and consolidated subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Potlatch Corporation and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Seattle, Washington

February 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Potlatch Corporation and consolidated subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Potlatch Corporation and consolidated subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Potlatch Corporation and consolidated subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Potlatch Corporation and consolidated subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Potlatch Corporation and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2005, and our report dated February 20, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Seattle, Washington

February 20, 2006

Schedule II

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

Description	Balance at beginning of year	Amounts charged (credited) to costs and expenses	Deductions (1)	Balance at end of year (2)
Reserve deducted from related assets:
Doubtful accounts – Accounts receivable
Year ended December 31, 2005	$1,226	$(36)	$63	$1,253

Year ended December 31, 2004	$1,285	$12	$(71)	$1,226

Year ended December 31, 2003	$1,624	$376	$(715)	$1,285

[1]	Accounts written off, net of recoveries.
[2]	Year-end balance for 2003 includes reserves for discontinued operations of $150.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit Number	Description
(2)*	Asset Purchase Agreement, dated as of March 18, 2002, between Potlatch Corporation, a Delaware corporation and the Registrant’s former parent corporation (“Original Potlatch”) (on February 3, 2006, Original Potlatch merged with and into Potlatch Operating Company, a Delaware corporation and a wholly owned subsidiary of the Registrant, the Registrant then changed its name to “Potlatch Corporation” and became the new, publicly traded parent corporation), Sappi Limited and Northern Holdings LLC, now known as Sappi Cloquet LLC, filed as Exhibit (2) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended March 31, 2002. (The Registrant agrees to furnish supplementally to the Securities and Exchange Commission (the “Commission”) upon request a copy of any omitted schedule.)

(2)(a)*	Asset Purchase Agreement, dated as of August 25, 2004, between Original Potlatch and Ainsworth Lumber Co. Ltd., filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Original Potlatch on September 27, 2004. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule.)

(2)(c)*	Agreement and Plan of Merger, dated as of September 19, 2005, by and among the Registrant, Original Potlatch and Potlatch Operating Company, included as Annex A to the Registration Statement on Form S-4, as amended (Commission File No. 333-128403), filed by the Registrant with the Commission on September 19, 2005.

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Amended and Restated Bylaws of the Registrant, effective February 3, 2006, filed as Exhibit 99.3 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(4)	See Exhibits (3)(a) and (3)(b). The Registrant also undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(4)(a)*	Form of Indenture, dated as of November 27, 1990, filed as Exhibit (4)(a) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2000 (“2000 Form 10-K”) (SEC File No. 1-5313).

(4)(a)(i)*	Officers’ Certificate, dated January 24, 1991, filed as Exhibit (4)(a)(i) to the 2000 Form 10-K (SEC File No. 1-5313).

(4)(a)(ii)*	Officers’ Certificate, dated December 12, 1991, filed as Exhibit (4)(a)(ii) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2001 (“2001 Form 10-K”).

(4)(a)(iii)	First Supplemental Indenture, dated as of February 3, 2006, amending Exhibit (4)(a).

(4)(b)*	Form of Indenture, dated as of June 29, 2001, for the 10% Senior Subordinated Notes due 2011, filed as Exhibit (10)(o) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2001.

(4)(b)(i)*	First Supplemental Indenture, dated as of October 21, 2004, amending Exhibit (4)(b), filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Original Potlatch on October 27, 2004.

Exhibit Number	Description
(4)(b)(ii)	Second Supplemental Indenture, dated as of February 3, 2006, amending Exhibit (4)(b).

(10)(a)[1]*	Potlatch Corporation Management Performance Award Plan, as amended effective December 2, 2004, filed as Exhibit (10)(a) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2004 (“2004 Form 10-K”).

(10)(b)[1]*	Potlatch Corporation Severance Program for Executive Employees, as amended and restated as of May 24, 2005, filed as Exhibit (10)(b) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(c)[1]*	Potlatch Corporation 2000 Stock Incentive Plan, adopted December 2, 1999, as amended effective December 29, 2005, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006.

(10)(c)(ii)[1]*	Form of employee Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002, 2003 and 2004, filed as Exhibit (10)(c)(i) to the 2001 Form 10-K.

(10)(c)(iii)[1]*	Form of outside director Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(ii) to the 2001 Form 10-K.

(10)(d)[1]*	Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(d)(i)[1]*	Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2003 (“2003 Form 10-K”).

(10)(e)[1]*	Potlatch Corporation 2005 Stock Incentive Plan, adopted December 2, 2004, as amended effective December 29, 2005, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006.

(10)(g)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(h)[1]*	Potlatch Corporation Benefits Protection Trust Agreement, as amended and restated effective September 20, 2002, filed as Exhibit (10)(h) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended September 30, 2002.

(10)(i)[1]*	Compensation of Directors, dated May 20, 2004, filed as Exhibit (10)(i) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2004.

(10)(j)[2]*	Form of Indemnification Agreement with each director of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(j) to the 2001 Form 10-K.

(10)(j)(i)[2]*	Amendment No. 2 to Schedule A to Exhibit (10)(j), filed as Exhibit (10)(j)(i) to the 2003 Form 10-K.

(10)(j)(ii)[2]	Amendment No. 3 to Schedule A to Exhibit (10)(j).

(10)(k)[2]*	Form of Indemnification Agreement with certain officers of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(k) to the 2001 Form 10-K.

Exhibit Number	Description

(10)(k)(i)[2]	Amendment No. 6 to Schedule A to Exhibit (10)(k).

(10)(l)[1]*	Potlatch Corporation 1989 Stock Incentive Plan, adopted December 8, 1988, and as amended effective December 29, 2005, filed as Exhibit (10)(l) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006.

(10)(l)(ii)[1]*	Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in each December of 1990-1997, filed as Exhibit (10)(l)(ii) to the 2000 Form 10-K (SEC File No. 1-5313).

(10)(l)(iii)[1]*	Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1998 filed as Exhibit (10)(l)(iii) to the 2003 Form 10-K.

(10)(m)(i)[1]*	Form of Amendments, dated January 12, 1999, to outstanding employee Stock Option Agreements, filed as Exhibit (10)(m)(i) to the 2003 Form 10-K.

(10)(m)(ii)[1]*	Form of Amendment, dated December 29, 1998, to outstanding outside director Stock Option Agreements, filed as Exhibit (10)(m)(ii) to the 2003 Form 10-K.

(10)(n)[1]*	Potlatch Corporation 1995 Stock Incentive Plan, adopted December 7, 1995, as amended effective December 29, 2005, filed as Exhibit (10)(n) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006.

(10)(n)(i)[1]*	Form of Stock Option Agreement used for employees for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1995 filed as Exhibit (10)(n)(i) to the 2000 Form 10-K (SEC File No. 1-5313).

(10)(n)(ii)[1]*	Form of Addendum used in connection with the Stock Option Agreement set forth in Exhibit (10)(n)(i) for options granted in each December, 1996 and 1997, filed as Exhibit (10)(n)(ii) to the 2001 Form 10-K.

(10)(n)(iii)[1]*	Form of Stock Option Agreement used for outside directors for the Potlatch Corporation 1995 Stock Incentive Plan together with the form of Addendum used for options granted in December 1995 and the Form of Addendum used for options granted in each December 1996 and 1997, filed as Exhibit (10)(n)(iii) to the 2001 Form 10-K.

(10)(n)(iv)[1]*	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998, filed as Exhibit (10)(n)(iv) to the 2003 Form 10-K.

(10)(n)(v)[1]*	Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998, filed as Exhibit (10)(n)(v) to the 2003 Form 10-K.

(10)(n)(vi)[1]*	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999, 2000, 2001 and 2002, filed as Exhibit (10)(n)(vi) to the 2004 Form 10-K.

(10)(n)(vii)[1]*	Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999 and 2000, filed as Exhibit (10)(n)(vii) to the 2004 Form 10-K.

Exhibit Number	Description

(10)(o)*	Amended and Restated Credit Agreement, dated as of December 22, 2005, filed as Exhibit (10)(o) to the Current Report on Form 8-K filed by Original Potlatch on December 27, 2005.

(10)(p)[1]*	Form of Performance Share Agreement for the Potlatch Corporation 2000 Stock Incentive Plan, together with the Addendum thereto as used for performance share awards granted in December, 2003, 2004 and 2005, filed as Exhibit (10)(q) to the 2003 Form 10-K.

(10)(q)[2]	Employment Agreement, effective February 6, 2006, between Original Potlatch, the Registrant and Michael J. Covey.

(10)(q)(i)[1,2]	Restricted Stock Unit Agreement (2005 Stock Incentive Plan), together with the Addendum thereto, effective February 6, 2006, between the Registrant and Michael J. Covey.

(10)(q)(ii)[1,2]	Performance Share Agreement (2005 Stock Incentive Plan), together with the Addendum thereto, effective February 6, 2006, between the Registrant and Michael J. Covey.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Potlatch Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.
[1]	Management compensatory plan or arrangement.
[2]	Management contract.