Form 10-Q
period 2006-03-31
POTLATCH CORP
filed 2006-05-09
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 1-32729

POTLATCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0156045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West Riverside Ave., Suite 1100 Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)

(509) 835-1500

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding as of March 31, 2006 was 38,631,444.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

ITEM 1.	Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations

Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended March 31
	2006	2005
Revenues	$402,481	$336,910

Costs and expenses:
Depreciation, depletion and amortization	22,692	18,971
Materials, labor and other operating expenses	339,706	284,258
Selling, general and administrative expenses	23,647	20,996

	386,045	324,225

Earnings from operations	16,436	12,685
Interest expense	(7,359)	(7,251)
Interest income	802	715

Earnings before taxes	9,879	6,149
Provision (benefit) for taxes (Note 4)	(52,894)	2,367

Net earnings	$62,773	$3,782

Net earnings per common share (Note 5):
Basic	$2.12	$.13
Diluted	2.11	.13
Distributions per common share (annual rate)(1)	1.96	.60
Average shares outstanding (in thousands):
Basic	29,563	28,966
Diluted	29,740	29,134

(1)	Distributions for 2006 reflect the annualized rate of our first quarter distribution, after adjusting for the issuance of approximately 9.1 million shares of common stock in connection with a special earnings and profits distribution of $15.15 per common share paid on March 31, 2006.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

2006 amounts unaudited (Dollars in thousands -

except per-share amounts)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash	$7,935	$6,133
Short-term investments	—	57,700
Receivables, net	109,603	114,641
Inventories (Note 7)	189,164	209,696
Prepaid expenses	15,231	15,006

Total current assets	321,933	403,176
Land, other than timberlands	8,507	8,507
Plant and equipment, at cost less accumulated depreciation	583,411	589,161
Timber, timberlands and related logging facilities	398,348	400,595
Other assets	230,113	227,358

	$1,542,312	$1,628,797

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$2,358	$2,357
Accounts payable and accrued liabilities	150,432	144,943

Total current liabilities	152,790	147,300
Long-term debt	332,956	333,097
Other long-term obligations	263,419	245,867
Deferred taxes	128,241	197,385
Stockholders’ equity	664,906	705,148

	$1,542,312	$1,628,797

Stockholders’ equity per common share	$17.21	$24.01
Working capital	$169,143	$255,876
Current ratio	2.1:1	2.7:1

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited	(Dollars in thousands)

	Three Months Ended March 31
	2006	2005
Cash Flows From Operations
Net earnings	$62,773	$3,782
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation, depletion and amortization	22,692	18,971
Deferred taxes	(54,139)	(1,500)
Working capital changes	25,559	(8,380)
Cost of permit timber harvested	591	1,043
Equity-based compensation expense	812	421
Employee benefit plans	182	315

Net cash provided by operating activities	58,470	14,652

Cash Flows From Investing
Decrease in short-term investments	57,700	6,575
Additions to plant and properties	(13,358)	(25,504)
Other, net	(1,973)	(3,434)

Net cash provided by (used for) investing activities	42,369	(22,363)

Cash Flows From Financing
Change in book overdrafts	5,275	5,992
Issuance of common stock	3,195	—
Issuance of treasury stock	513	1,833
Distributions to common stockholders	(108,164)	(4,345)
Income tax benefit resulting from the exercise of employee stock options	650	—
Other, net	(506)	107

Net cash provided by (used for) financing activities	(99,037)	3,587

Increase (decrease) in cash	1,802	(4,124)
Cash at beginning of period	6,133	8,646

Cash at end of period	$7,935	$4,522

Net interest payments (net of amounts capitalized) for the three months ended March 31, 2006 and 2005 were $0.6 million and $0.6 million, respectively. Net income tax payments (refunds) for the three months ended March 31, 2006 and 2005 were $0.1 million and $(4.2) million, respectively.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Unaudited	(Dollars in thousands)

NOTE 1. GENERAL - The accompanying Condensed Balance Sheets at March 31, 2006, and December 31, 2005, the Statements of Operations for the three months ended March 31, 2006 and 2005, and the Condensed Statements of Cash Flows for the three months ended March 31, 2006 and 2005, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

The financial statements presented in this Form 10-Q for the quarter ended March 31, 2006, differ from those contained in our earnings release, which was filed with the Securities and Exchange Commission on Form 8-K on April 25, 2006. The difference is the result of receiving the final cost estimates under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” from our third party actuary subsequent to our April 25, 2006, earnings release. The final SFAS No. 106 estimate of expense provided by our third party actuary was significantly below the preliminary estimated expense, which was the basis for recording our original expense. The reason for the reduction in estimated expense was primarily due to the favorable effect of our claims experience. The reduction in expense resulted in additional earnings of $1.1 million after tax, or an additional $0.04 per diluted common share.

This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

For purposes of this report, any reference to “Potlatch,” “the company,” “we”, “us,” and “our” means Potlatch Corporation and all of its wholly owned subsidiaries, except where the context indicates otherwise.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS - In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. This Statement’s retrospective-application requirement replaces Accounting Principles Board (APB) Opinion No. 20’s requirement to recognize most voluntary changes in an accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The requirements of SFAS No. 154 are effective for voluntary changes in an accounting principle made in fiscal years beginning after December 15, 2005. Our adoption of SFAS No. 154 on January 1, 2006, did not have an effect on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under this Statement, companies may elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. The Statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are not subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We currently do not have any of the financial instruments that would fall under the provisions of this Statement and therefore believe that adoption of the Statement on its effective date will not have a material effect on our financial position or results of operations.

In March 2006, the FASB issued a proposed SFAS, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” If adopted, this statement would be an amendment of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This proposed Statement would require the following:

•	Recognition in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation would be the accumulated postretirement benefit obligation.

•	Recognition as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but, pursuant to FASB Statements No. 87 and No. 106, are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income would be adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of Statements No. 87 and No. 106.

•	Recognition as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of Statement No. 87 or No. 106. Those amounts would not be subsequently amortized as a component of net periodic benefit cost.

•	Measurement of defined benefit plan assets and defined benefit plan obligations as of the date of the employer’s statement of financial position.

•	Disclosure of additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.

The comment deadline for this proposed Statement is May 31, 2006, and the FASB’s goal is to issue a final Statement by September 2006. The proposed requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements would be effective for fiscal years ending after December 15, 2006. Retrospective application would be required unless an entity determines that it is impracticable to assess the realizability of deferred tax assets that would be recognized in prior periods as a result of applying the proposed Statement. We are currently reviewing this proposed Statement to determine the effect, if adopted, it will have on our financial condition and results of operations.

NOTE 3. REIT CONVERSION - Effective January 1, 2006, we restructured our operations to qualify for treatment as a real estate investment trust, or REIT, for federal income tax purposes. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us will primarily include income from the sale of standing timber. Accordingly, prior to our REIT conversion, we transferred to our wholly owned taxable REIT subsidiary, Potlatch Forest Products Corporation, which we refer to as Potlatch TRS, substantially all of our non-timberland assets, consisting primarily of Potlatch’s manufacturing facilities engaged in the manufacturing of wood products, pulp and paperboard and tissue products, assets previously used by Potlatch for the harvesting of timber and the sale of logs, and selected land parcels that Potlatch expects will be sold or developed for higher and better use purposes. Our use of Potlatch TRS, which is taxed as a C corporation, enables us to continue to engage in these non-REIT qualifying businesses without violating the REIT requirements. In connection with this restructuring, our subsidiary that holds our timberlands has agreed to sell standing timber to Potlatch TRS at fair market prices.

As a consequence of our conversion to a REIT, we were not permitted to retain earnings and profits accumulated during years when we were taxed as a C corporation. Therefore, in order to remain qualified as a REIT, we distributed these earnings and profits by making a one-time special distribution to stockholders, which we refer to as the “special E&P distribution,” on March 31, 2006. The special E&P distribution, with an aggregate value of $445 million, consisted of $89 million in cash and approximately 9.1 million shares of Potlatch common stock valued at $356 million.

NOTE 4. INCOME TAXES - As a REIT, generally we will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. If certain requirements are met, only our taxable REIT subsidiaries are subject to corporate-level income taxes. We will, however, be subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2006) on sales of real property (other than timber) held by the REIT during the first ten years following the REIT conversion. We will continue to be required to pay federal corporate income taxes on earnings from our non-real estate investments, principally our manufacturing operations, which are now held by Potlatch TRS.

For the three months ended March 31, 2006, we recorded an income tax benefit of $52.9 million. The tax benefit was largely due to the reversal of $51.2 million in timber-related deferred tax liabilities that were no longer necessary as a result of the company’s REIT conversion. Excluding the tax benefit related to the reversal of the deferred tax liabilities, the company recorded an income tax benefit of $1.7 million, which was due to a pre-tax loss for the company’s taxable REIT subsidiary. During the first three months of 2005, an estimated tax rate of 38.5% was used to derive an income tax provision of $2.4 million, calculated on our income from operations, before taxes, of $6.1 million.

NOTE 5. EARNINGS (LOSS) PER COMMON SHARE - Earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

(Dollars in thousands -except per share amounts)	Three Months Ended March 31
	2006	2005
Net earnings	$62,773	$3,782

Basic average common shares outstanding	29,562,600	28,966,013
Incremental shares due to:
Common stock options	118,663	164,593
Performance shares	58,244	—
Accelerated stock repurchase program	—	3,373

Diluted average common shares outstanding	29,739,507	29,133,979

Basic earnings per common share	$2.12	$.13

Diluted earnings per common share	$2.11	$.13

On March 31, 2006, the company paid a special E&P distribution, consisting of approximately 9.1 million shares of common stock and $89 million in cash, in association with the REIT conversion. Reflected below are pro forma results giving effect to the common stock distribution for diluted earnings per common share for the three months ended March 31, 2006 and 2005, as if the common stock distribution had occurred at the beginning of each period:

(Dollars in thousands - except per share amounts	Three Months Ended March 31
	2006	2005
Net earnings	$62,773	$3,782

Diluted earnings per share
As reported	$2.11	$.13

Pro forma	$1.62	$.10

For the three months ended March 31, 2006, stock options to purchase 292,659 shares of common stock, 124,249 performance shares and 27,051 restricted stock units were excluded in the computation of diluted earnings per share because their effect was anti-dilutive. Stock options to purchase 119,950 shares of common stock for the three months ended March 31, 2005, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

The computation of diluted average common shares outstanding for 2005 was affected by our accelerated stock repurchase program, which was completed during the third quarter of 2005, to the extent that the volume weighted average price of the shares purchased by the counterparty under the program exceeded the price per share initially paid at the program’s inception. Throughout the repurchase program, it was assumed that any additional amounts payable to the counterparty would be settled by shares of the company’s stock, and thus any such differential that existed at the end of each reporting period was included in the computation of diluted average common shares outstanding. The reverse treasury stock method was used to calculate the additional number of shares to be included in the diluted share total. At the completion of the repurchase program, we elected to settle the differential due to the counterparty with a $1.9 million cash payment rather than with shares of the company’s stock.

NOTE 6. EQUITY-BASED COMPENSATION - In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). We adopted the provisions of SFAS No. 123R on its effective date of January 1, 2006, using the modified prospective method.

At March 31, 2006, we had four stock incentive plans, the 1989, 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.5 million shares, 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1989 Stock Incentive Plan, 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At March 31, 2006, no shares were available for future use under the 1989 and 1995 Stock Incentive Plans, while approximately 1.3 million shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans. All exercises of stock options or distributions of performance shares or restricted stock will be made through issuance of new shares after January 31, 2006. Prior to that date, treasury shares were utilized.

During the three months ended March 31, 2006, we recorded equity-based compensation expense of $0.8 million, of which $0.7 million related to performance shares and $0.1 million related to restricted stock units. All outstanding stock options were fully vested prior to January 1, 2006. The net income tax benefit recognized in the Statements of Operations for equity-based compensation totaled $0.3 million for the first quarter of 2006. The cumulative effect of accounting change for the difference in the method of accounting for forfeitures under SFAS No. 123R was recognized upon adoption. The amount of this cumulative effect was $0.2 million, before tax, which was recorded in selling, general and administrative expenses in the Statements of Operations. Prior to 2006, we applied the intrinsic value method under APB No. 25 and related Interpretations in accounting for our equity-based compensation. As a result, no compensation cost was recognized for stock options granted under the plans because the exercise price was equal to market value at the grant date. For performance share awards, which were first granted in December 2003, compensation expense was recorded ratably over the performance period based upon the market value of our stock and the likelihood that performance measurements would be met. No restricted stock units were outstanding prior to 2006. Had we adopted SFAS No. 123R in the prior year period, the effect of adoption would have approximated the pro forma disclosures made under SFAS No. 123 as of March 31, 2005, as follows:

(Dollars in thousands - except per-share amounts)	Three Months Ended March 31, 2005
Net earnings, as reported	$3,782
Add: equity-based compensation expense recorded under APB No. 25, net of tax	259
Deduct: equity-based compensation expense determined under SFAS No. 123, net of tax	(466)

Pro forma net earnings	$3,575

Basic net earnings per share, as reported	$.13
Diluted net earnings per share, as reported	.13
Pro forma basic net earnings per share	.12
Pro forma diluted net earnings per share	.12

The net income tax benefit recognized in the Statements of Operations for equity-based compensation for the three months ended March 31, 2005, totaled $0.2 million.

Stock Options

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, are fully exercisable after two years and expire not later than 10 years from the date of grant. In December 2005, the executive compensation and personnel policies committee of the board of directors, which we refer to as the committee, decided that no new stock options would be granted in 2005, and thus granted performance shares only. The committee believes that performance shares provide a superior incentive to stock options for employees in a REIT. Additionally, the committee approved the accelerated vesting of all outstanding, unvested, stock options effective December 31, 2005. As a result, 58,275 options vested on that date instead of the normal vesting date of December 4, 2006.

The special E&P distribution of $15.15 per common share paid in the first quarter of 2006 qualified as an equity restructuring event under our stock incentive plans. In order to maintain the same intrinsic value to option holders immediately before and after the special distribution was paid, the number of options granted and exercise prices of all outstanding stock options were adjusted after the record date for the special E&P distribution payment. The adjustment is reflected in the activity for 2006 presented in the table below.

A summary of outstanding stock options and changes during the three month period ended March 31, 2006 is presented below:

	Shares	Weighted Avg. Exercise Price	Intrinsic Value (in thousands)
Outstanding at January 1	849,960	$37.76
Granted	—	—
Adjustment as a result of special E&P distribution	360,435	26.40
Shares exercised	(135,757)	27.32	$1,703
Canceled or expired	—	—

Outstanding at March 31	1,074,638	26.42	17,643

Exercisable	1,074,638	26.42	17,643

There were no unvested stock options outstanding during the three months ended March 31, 2006. The total intrinsic value of stock options exercised for the three month period ended March 31, 2005 was $0.8 million.

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at 03/31/06	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$15.8849 to $19.0779	158,283	6.36 years	$17.29
$21.3279 to $29.5181	623,696	4.16 years	25.21
$32.0957 to $35.4393	292,659	5.52 years	33.94

$15.8849 to $35.4393	1,074,638	4.86 years	26.42

Cash received from stock option exercises for the three months ended March 31, 2006 and 2005 was $3.7 million and $1.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.7 million and $0.3 million, respectively, for the three months ended March 31, 2006 and 2005.

Performance Shares

Performance share awards granted under the plans have a three year performance period and shares will be issued at the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group of forest products companies. The number of performance shares actually issued, as a percentage of the amounts initially granted, could range from 0% - 150% for the 2003 grant and 0% - 200% for the 2004, 2005 and 2006 grants. Performance shares granted under the program may not be voted until issued. A dividend equivalent will be calculated based upon performance shares earned and will be paid out as additional shares.

Under APB No. 25, compensation cost related to performance shares for the company was expensed using the market price of the company’s common stock at the close of each reporting date, adjusted for the estimated number of shares to be ultimately issued. Upon adoption of SFAS No. 123R, the fair value of all performance share awards after January 1, 2006, is estimated by an independent third party using a Monte Carlo simulation model. Performance share awards granted prior to the adoption of SFAS No. 123R are valued at the intrinsic value at the date of grant.

A summary of outstanding performance share awards and changes during the three month period ended March 31, 2006 is presented below:

	Shares	Weighted Avg. Grant Date Fair Value	Intrinsic Value (in thousands)
Unvested shares outstanding at January 1	228,599	$47.38
Granted	36,328	65.62
Forfeited	(6,335)	50.66

Unvested shares outstanding at March 31	258,592	49.86	$9,998

As of March 31, 2006, there was $8.6 million of total unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

Our 2005 Stock Incentive Plan also allows for awards to be issued in the form of restricted stock. In the first quarter of 2006, certain officers of the company were granted awards of restricted stock units (RSUs), which will be increased by the amount of distributions paid during the vesting period. The terms of the awards state that 20% of the RSUs will vest on each of the first and second anniversaries of the awards, with the remaining 60% vesting on the third anniversary. Thus, no RSUs had vested as of March 31, 2006.

A summary of outstanding RSU awards and changes during the three month period ended March 31, 2006 is presented below:

	Shares	Weighted Avg. Grant Date Fair Value	Intrinsic Value (in thousands)
Unvested shares outstanding at January 1	—	—
Granted	27,051	$51.56
Forfeited	—	—

Unvested shares outstanding at March 31	27,051	51.56	$1,159

For restricted stock awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price.

As of March 31, 2006, there was $1.3 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.9 years.

NOTE 7. INVENTORIES - Inventories at the balance sheet dates consist of:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Raw materials	$78,051	$101,984
Finished goods	111,113	107,712

	$189,164	$209,696

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS - The table below details the components of net periodic costs (benefit):

Three months ended March 31:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$2,906	$2,647	$696	$904
Interest cost	8,323	8,402	4,019	5,127
Expected return on plan assets	(15,176)	(15,503)	—	—
Amortization of prior service cost	514	527	(641)	(691)
Recognized actuarial loss	1,399	341	1,979	3,191

Net periodic cost (benefit)	$(2,034)	$(3,586)	$6,053	$8,531

Due to the funded status of our qualified pension plans at December 31, 2005, no minimum pension contributions are required for 2006. As discussed in the notes to our financial statements for the year ended December 31, 2005, we expect to make contributions totaling $19.5 million to our defined benefit pension plans in 2006, which will consist of a $1.4 million contribution to our non-qualified plan and a voluntary $18.1 million contribution to our qualified plans. As of March 31, 2006, $0.3 million of contributions had been made. No change to the original estimate is anticipated.

NOTE 9. SEGMENT INFORMATION - Prior to our REIT conversion, our businesses were organized into four reportable operating segments, as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information:” Resource; Wood Products; Pulp and Paperboard; and Consumer Products. Beginning in 2006, the REIT conversion, discussed in Note 3 on pages 6-7, resulted in the separation of the Resource segment into two reportable business segments. The new Resource segment consists of the following activities: managing our timberlands to optimize stumpage sales, the harvesting of our timber, the procurement of other wood fiber, log buying and selling, and entering into recreational and hunting leases. The new Land Sales and Development segment consists of the development and sale of selected land parcels, including sales for higher and better use purposes, and investing in timberlands as opportunities and market conditions dictate. Results for this segment depend on the timing of closing of transactions related to our efforts to identify, develop and market property with higher and better use values. Amounts for 2005 for these segments have been reclassified to conform to the 2006 presentation.

The Wood Products segment produces lumber, plywood and particleboard. The Pulp and Paperboard segment produces paperboard and pulp. The Consumer Products segment produces consumer tissue products.

	Three Months Ended March 31
(Dollars in thousands)	2006	2005
Segment Revenues
Resource	$65,192	$57,806

Land sales and development	640	1,540

Wood products
Lumber	105,397	83,378
Plywood	14,427	12,336
Particleboard	4,198	4,756
Other	11,071	7,036

	135,093	107,506

Pulp and paperboard
Paperboard	132,533	113,328
Pulp	15,490	13,259
Other	319	210

	148,342	126,797

Consumer products	99,535	94,136

	448,802	387,785
Elimination of intersegment revenues	(46,321)	(50,875)

Total consolidated revenues	$402,481	$336,910

Intersegment revenues or transfers
Resource	$31,771	$35,758
Wood products	3,499	3,595
Pulp and paperboard	11,024	11,502
Consumer products	27	20

Total	$46,321	$50,875

Operating Income (Loss)
Resource	$14,382	$9,502
Land sales and development	489	988
Wood products	7,261	8,564
Pulp and paperboard	(1,655)	2,417
Consumer products	6,889	(954)
Eliminations	670	1,651

	28,036	22,168
Corporate	(18,157)	(16,019)

Consolidated earnings before taxes	$9,879	$6,149

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, cash flows, distributions, compliance with REIT tax rules, costs, manufacturing output, capital expenditures, timber harvest levels and other timber supply issues. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect management’s current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, changes in the United States and international economies; changes in exchange rates between the U.S. dollar and other currencies; changes in the level of construction activity; changes in worldwide demand for our products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for our products; unanticipated manufacturing disruptions; changes in general and industry-specific environmental laws and regulations; unforeseen environmental liabilities or expenditures; weather conditions; changes in raw material, energy, and other costs; implementation or revision of governmental policies and regulations affecting import and export controls or taxes; the ability to satisfy complex rules in order to remain qualified as a REIT; and changes in tax laws that could reduce the benefits associated with REIT status. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

Overview

Potlatch is a real estate investment trust, or REIT, with 1.5 million acres of forestland in Arkansas, Idaho, Minnesota and Oregon. Through a taxable subsidiary, the company also operates 13 manufacturing facilities that produce lumber and panel products and bleached pulp products, including paperboard and tissue products. We completed our conversion to a REIT effective January 1, 2006. By converting to a REIT, we expect to be better able to compete for timberland acquisitions against other tax-advantaged entities, and we believe that our stockholders will benefit from the increased distributions we expect to make as a REIT. Our regular annual distribution is expected to be approximately $76 million in 2006, compared to $17.5 million in 2005.

Beginning in 2006, the REIT conversion, discussed in Note 3 on pages 6-7, resulted in the separation of the Resource segment into two reportable business segments. The new Resource segment consists of the following activities: managing our timberlands to optimize stumpage sales, the harvesting of our timber, the procurement of other wood fiber, log buying and selling, and entering into recreational and hunting leases. For the first three months of 2006, Resource segment revenues were $65.2 million, representing approximately 15% of our total revenue, before elimination of intersegment revenues. Intersegment revenues were $31.8 million for the period.

The new Land Sales and Development segment consists of the development and sale of selected land parcels, including sales for higher and better use purposes, and investing in timberlands as opportunities and market conditions dictate. Results for this segment depend on the timing of closing of transactions related to our efforts to identify, develop and market property with higher and better use values. For the first three months of 2006, revenues for the Land Sales and Development segment were

$0.6 million, before elimination of intersegment revenues. The segment did not have any intersegment revenues during the period.

The remaining three segments of our business consist of the following:

•	The Wood Products segment manufactures lumber, plywood, and particleboard at eight mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment revenues were $135.1 million for the first three months of 2006, representing approximately 30% of our total revenues, before elimination of intersegment revenues. Intersegment revenues were $3.5 million for the period.

•	The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment revenues were $148.3 million for the first three months of 2006, representing approximately 33% of the company’s total revenues, before elimination of intersegment revenues. Intersegment revenues were $11.0 million for the period.

•	The Consumer Products segment manufactures tissue products primarily sold on a private label basis to major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and an additional tissue converting facility located in Illinois. Consumer Products segment revenues were $99.5 million for the first three months of 2006, representing approximately 22% of our total revenues, before elimination of intersegment revenues. The segment did not have significant intersegment revenues during the period.

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

Our results of operations and cash flow are also affected by changes in timber availability at the local and national level. Increases in timber supply could adversely affect the prices that we receive for timber. Our timberland ownership is currently concentrated in Idaho, Arkansas and Minnesota. In Arkansas and Minnesota, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. In Idaho, where a greater proportion of timberland is publicly owned, any substantial increase in timber harvesting from these lands could significantly reduce timber prices, which could harm our results of operations. In the last twenty years, environmental concerns and other factors have limited timber sales by government agencies, which historically had been major suppliers of timber to the United States forest products industry, particularly in the West. Any reversal of policy that substantially increases public timber sales could materially adversely affect our results of operations and cash flow. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local forest products industry participants, as well as occasionally high timber salvage efforts due to unusual pest infestations or fires.

Changes in harvest levels on our timberlands also may have a significant impact on our results of operations, due in part to the low cost basis of our timber from timberlands we acquired many years ago. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. For example, for several years prior to 2005, we had been harvesting timber in Idaho at a level below the estimated long-term sustainable harvest level. Due to a current imbalance in timber ages on our Idaho timberlands, beginning in 2005 and for a period of approximately 5-10 years, we expect to significantly increase the timber harvest level on our Idaho timberlands in order to improve the long-term productivity and sustainability of these timberlands. We also anticipate that, as a result of this period of increased timber harvest activity, the annual harvest levels on our existing Idaho timberlands will subsequently decrease to a level below the sustainable harvest level for a period of time, before increasing again to achieve the optimal long-term sustainable harvest level. On a short-term basis, our timber harvest levels may be impacted by factors such as demand for timber and harvesting capacity. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels may also be affected by purchases of additional timberlands, sales of existing timberlands and changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, as well as by natural disasters, regulatory constraints and other factors beyond our control.

Beginning in the fourth quarter of 2005, our 17,000 acre hybrid poplar plantation transitioned from a development stage to an operating stage. As a result, we expect to increase our harvest and sale of wood fiber over the next three to five years to a sustainable annual harvest level of approximately 340,000 tons and thereby significantly increase our cash flow from the plantation operations. The increased harvests will also increase the amount of depletion and depreciation expense that we expect to incur as we amortize our approximate $100 million investment in the plantation over an eleven-year harvest cycle. This plantation was originally established to provide an alternative source of wood chips for pulp making. In 2001, due to declining wood chip prices, we altered our strategy for the plantation toward the production of high quality logs for conversion into higher value, non-structural lumber products, such as furniture and moldings. It is our belief that hybrid poplar lumber will serve as a cost-competitive alternative to other regional hardwood species, mainly red alder, which are in tight supply. Investment in a new sawmill at the plantation, which was announced on January 25, 2006, has been cancelled. The construction of the sawmill over the next three years, which required an initial investment of $8.1 million, is best suited for a company with deeper hardwood manufacturing and marketing experience. We are actively seeking outside parties to match their capital and expertise with our sustainable poplar resource, which is capable of providing logs suitable for the manufacturing of high value clear lumber, veneer or engineered wood products on an eleven-year sustainable rotation. However, because there are no other producers of hybrid poplar sawlogs in the United States, it is uncertain whether we will be successful in developing an adequate market for hybrid poplar lumber. The cash flow that we will generate from our hybrid poplar plantation will depend primarily on our ability to develop new markets for products manufactured from hybrid poplar sawlogs and on the prices we are able to obtain for hybrid poplar sawlogs converted into these products.

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

Tariffs, quotas or trade agreements can also affect the markets for our products, particularly our wood products. For example, in 2002, the United States imposed duties on imported lumber from Canada in response to a dispute over the stumpage pricing policies of some provincial governments. On April 27, 2006, the United States and Canada announced a negotiated agreement to end the trade dispute. The details of the agreement are expected to be finalized during the second quarter of 2006. We do not know at this time if the final agreement will have a significant effect on lumber prices in the United States. Thus, we have not determined at this time if the agreement will have a significant effect on our financial condition and results of operations.

Our manufacturing businesses are capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors may currently be lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases. For the periods presented in this Form 10-Q, no downtime was taken at any of our facilities due to an inability to cover variable costs. The profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results would be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Energy costs, which have become one of our most volatile operating expenses over the past several years, impact almost every aspect of our operations, from natural gas used at our manufacturing facilities to in-bound and out-bound transportation surcharges. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases, and therefore such increased costs could adversely affect our operating results. We have taken steps through conservation and electrical production to reduce our exposure to both the volatile spot market for energy and to rate increases by regulated utilities. Our energy costs in future periods will depend principally on our ability to continue to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage.

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

The disparity between the cost of wood fiber harvested from our timberlands and the cost of wood fiber purchased on the open market is due to the fact that the capitalized costs to establish our fee timber were expended many years ago. Our initial stand establishment costs remain as a capitalized asset until the timber reaches maturity, which typically ranges from 30 to 60 years. Ongoing forest management costs, which include recurring items necessary to the ownership and administration of timber producing property, are expensed as incurred. The cost of purchased wood fiber is significantly higher due to the fact that the wood fiber being purchased from third parties is mature and is purchased at the current market price.

Changes in our manufacturing capacity, primarily as a result of capital spending programs or asset purchases and dispositions, have affected our results of operations in recent periods. In May 2005, we purchased a lumber mill in Gwinn, Michigan. This change has affected or will affect our levels of net revenues and expenses, as well as the comparability of our operating results from period to period.

It is our practice to periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we consider and plan to continue to consider, among other things, adjustments to our capital expenditures and overall spending, the expanding or restructuring of our operations to achieve efficiencies, and the disposition of assets that may have greater value to others. There can be no assurance that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position.

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

Critical Accounting Policies

Our principal accounting policies are discussed on pages 51-55 of our Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial position and operating results of the company. Management believes the certain, critical accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

Long-lived assets. Due to the capital-intensive nature of our industry, a significant portion of our total assets are invested in our manufacturing facilities. Also, the cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-lived assets are a material component of our financial position with the potential for material change in valuation if assets are determined to be impaired. We account for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs (revenues, costs, capital spending) are subject to frequent change for many different reasons, as previously described in “Factors Affecting Our Results of Operations and Cash Flows.” Because of the number of variables involved, the interrelationship between the variables and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions and operations are reviewed, as appropriate, for impairment using the most current data available. To date, this process has not resulted in an impairment charge for any of our assets.

Timber and timberlands. Timber and timberlands are recorded at cost, net of depletion. Expenditures for reforestation, including all costs related to stand establishment, such as site preparation, costs of seeds or seedlings and tree planting, are capitalized. Expenditures for forest management, consisting of regularly recurring items necessary to the ownership and administration of our timber and timberlands, are accounted for as current operating expense. Our cost of timber harvested is determined based on costs capitalized and the related current estimated recoverable timber volume. Recoverable volume does not include anticipated future growth, nor are anticipated future costs considered.

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

Environmental liabilities. We record accruals for estimated environmental liabilities in accordance with SFAS No. 5, “Accounting for Commitments and Contingencies.” These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities. In making these estimates, we consider, among other things, the activities we have conducted at any particular site, information obtained through consultation with applicable regulatory authorities and third-parties, and our historical experience at other sites that are judged to be comparable. We must also consider the likelihood of changes in governmental regulations, advancements in environmental technologies, and changing legal standards regarding liability. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, our accruals are subject to substantial uncertainties and our actual costs could be materially more or less than the estimated amounts.

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

Note 12 to our 2005 Form 10-K consolidated financial statements included information for the three years ended December 31, 2005, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2005 and 2004. Note 8, “Pension and Other Postretirement Benefit Plans,” on page 12 of this Form 10-Q, includes information on the components of pension and OPEB expense for the three months ended March 31, 2006 and 2005.

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

Total periodic pension plan income in 2005 was $14.1 million. An increase in the discount rate or the expected return on plan assets, all other assumptions remaining the same, would reduce pension plan expense, and conversely, a decrease in either of these measures would increase plan expense. As an indication of the sensitivity that pension expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan expense by approximately $1.4 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan expense by approximately $1.6 million. The actual rates on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.

No minimum pension contributions to our qualified plans are required for 2006 due to the funded status of those pension plans at December 31, 2005. However, we expect to make contributions to our pension plans totaling approximately $19.5 million in 2006, which will consist of a $1.4 million contribution to our non-qualified plan and a voluntary $18.1 million contribution to our qualified plans.

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

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan expense by approximately $1.2 million. A 1% change in the assumption for health care cost trend rates would have affected 2005 plan expense by approximately $2.0 - $2.4 million and the total postretirement obligation by approximately $29.5 - $34.8 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Statements of Operations. The expense is allocated to all business segments. Depending upon the funded status of the different plans, either a long-term asset or long-term liability is recorded for plans with overfunding or underfunding, respectively. Any unfunded accumulated pension benefit obligation in excess of recorded liabilities is accounted for in stockholders’ equity as accumulated other comprehensive income. See Note 12 to our 2005 Form 10-K financial statements for related balance sheet effects at December 31, 2005 and 2004.

Recent Accounting Pronouncements

Note 2 on pages 5-6 discusses SFAS No. 154, which became effective for fiscal years beginning after December 15, 2005, and SFAS No. 155, which was issued by the FASB in February 2006. We adopted SFAS No. 154 on January 1, 2006, which did not have an effect on our financial position or results of operations. We believe that adoption of SFAS No. 155 on its effective date will not have a material effect on our financial position or results of operations. Note 2 also discusses a proposed SFAS related to accounting for defined benefit pension and other postretirement plans, which, if adopted, will be effective for fiscal years beginning after December 15, 2006. Refer to Note 2 for a summary of this proposed Statement.

Results of Operations

As noted above, our business is organized into five reporting segments: Resource; Land Sales and Development; Wood Products; Pulp and Paperboard; and Consumer Products. Sales or transfers between segments are recorded as intersegment revenues based on prevailing market prices. Because of the role of the Resource segment in supplying our manufacturing segments with wood fiber, intersegment revenues represent a significant portion of the Resource segment’s total net revenues. Intersegment revenues represent a substantially smaller percentage of revenues for our other segments.

A summary of period-to-period changes in items included in the Statements of Operations is presented on page 27 of this Form 10-Q. In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” section below, each segment’s revenues are set forth before elimination of intersegment revenues.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

Revenues - For the three months ended March 31, 2006, revenues increased 19%, to $402.5 million, from $336.9 million for the same period in 2005. Resource revenues increased to $33.4 million, compared to $22.0 million for the first three months of 2005. The increased revenues were due primarily to increased sales of logs to external customers and higher selling prices for logs. Land Sales and Development revenues were $0.6 million for the first quarter of 2006, compared with $1.5 million for the first quarter of 2005. Wood Products revenues increased to $131.6 million, from $103.9 million for the first quarter of 2005, as a result of increased lumber and plywood shipments. Pulp and Paperboard segment revenues were $137.3 million for the three months ended March 31, 2006, $22.0 million more than in the same 2005 period due to increased shipments of paperboard and pulp to external customers, as well as higher paperboard selling prices. Consumer Products segment revenues increased to $99.5 million from $94.1 million due to higher selling prices for consumer tissue products.

Depreciation, depletion and amortization - For the three months ended March 31, 2006, depreciation, depletion and amortization totaled $22.7 million, a $3.7 million increase compared to $19.0 million recorded in the first three months of 2005. The increase was primarily due to depreciation and higher depletion expense related to our hybrid poplar operation, combined with depreciation related to the Gwinn, Michigan, lumber mill, which we acquired in May 2005.

Materials, labor and other operating expenses - Materials, labor and other operating expenses increased to $339.7 million for the three months ended March 31, 2006, from $284.3 million for the three months ended March 31, 2005. The higher costs were due primarily to increased lumber, plywood, pulp and paperboard shipments, higher maintenance, chemical and energy costs for the Pulp and Paperboard segment, and higher freight costs for the Wood Products and Pulp and Paperboard segments.

Selling, general and administrative expenses - Selling, general and administrative expenses were $23.6 million for the first three months of 2006, compared to $21.0 million incurred for the same period of 2005. The increase was primarily due to higher executive-related expense in 2006.

Interest expense - Interest expense totaled $7.4 million for the three months ended March 31, 2006, compared to $7.3 million in the prior year period.

Interest income - For the three months ended March 31, 2006, interest income was $0.8 million, compared to $0.7 million for the same period in 2005.

Provision (benefit) for taxes - For the three months ended March 31, 2006, we recorded an income tax benefit of $52.9 million. The tax benefit was largely due to the reversal of $51.2 million in timber-related deferred tax liabilities that were no longer necessary as a result of the company’s REIT conversion. Excluding the tax benefit related to the reversal of the deferred tax liabilities, the company recorded an income tax benefit of $1.7 million, which was due to a pre-tax loss for the company’s taxable REIT subsidiary. During the first three months of 2005, an estimated tax rate of 38.5% was used to derive an income tax provision of $2.4 million, calculated on our income from operations, before taxes, of $6.1 million.

Net Earnings - We recorded net earnings of $62.8 million for the three months ended March 31, 2006, compared to net earnings of $3.8 million for the same period in 2005. The benefit for taxes discussed above and better results for the Consumer Products and Resource segments were responsible for the higher earnings.

Discussion of business segments

The Resource segment reported operating income of $14.4 million for the first three months of 2006, $4.9 million higher than the $9.5 million recorded in the same period of 2005. Segment revenues were $65.2 million for the first three months of 2006, compared to $57.8 million recorded for the same period in 2005. The higher earnings for 2006 were due largely to increased harvests of fee timber in Idaho and Arkansas and higher sales prices for logs. Resource segment expenses were $50.8 million in the first three months of 2006, compared to $48.3 million in the first three months of 2005. The higher expenses reflected the increased costs associated with the increased harvests of fee timber.

The Land Sales and Development segment reported operating income of $0.5 million for the first quarter of 2006, compared to $1.0 million for the first quarter of 2005. Results for this segment depend on the timing of closing of transactions related to our efforts to identify, develop and market property with higher and better use values. Revenues for the segment were $0.6 million for the 2006 quarter, versus $1.5 million for the same period of 2005. The decreased income and revenues for the segment were due to fewer sales of land in 2006. Expenses for the segment were $0.1 million for the first quarter of 2006, compared to $0.5 million for the same quarter of 2005.

The Wood Products segment reported operating income of $7.3 million for the first three months of 2006, compared to income of $8.6 million recorded in the first three months of 2005. Revenues for the segment rose to $135.1 million for the first three months of 2006, 26% higher than the $107.5 million recorded for the same period in 2005. Lumber revenues were $105.4 million, up from $83.4 million in the same period in 2005. The favorable comparison was due to a 35% increase in lumber shipments, which was largely the result of shipments from the Gwinn, Michigan, lumber mill, which we acquired in May 2005, as well as increased shipments from most of our other lumber mills. Lower selling prices for lumber partially offset the increased shipments. Plywood revenues increased to $14.4 million for the first three months of 2006, compared to $12.3 million for the first three months of 2005. The increased plywood revenues were due to an 18% increase in shipments. Particleboard revenues were $4.2 million for the first three months of 2006, compared to $4.8 million for the first three months of 2005. The decrease in first quarter 2006 revenues was due to lower selling prices and decreased shipments. “Other” sales for the segment, which consist primarily of by-products such as chips, were $11.1 million for the first quarter of 2006, 57% higher than the $7.0 million recorded for the first quarter of 2005, due largely to chip sales at our Gwinn lumber mill. Segment expenses were higher for the first three months of 2006, totaling $127.8 million, versus $98.9 million for the first three months of 2005. Increased lumber and plywood shipments and higher freight costs largely accounted for the increase over 2005.

The Pulp and Paperboard segment reported an operating loss for the first three months of 2006 of $1.7 million, compared to operating income of $2.4 million for the first three months of 2005. Segment revenues were $148.3 million for the first three months of 2006, up from $126.8 million for the same period in 2005. Paperboard revenues increased to $132.5 million for the first three months of 2006, compared to $113.3 million in the first three months of 2005. Shipments increased 13% and selling prices were 3% higher than the same period a year ago. Pulp revenues (including intersegment revenues) were higher for the first three months of 2006, totaling $15.5 million, compared to $13.3 million for the same period in 2005. The increase in pulp revenues for the 2006 period was due to increased shipments to external customers. Segment expenses were higher for the first three months of 2006, totaling $150.0 million, compared to $124.4 million in the first three months of 2005. The increase reflected higher volumes of pulp and paperboard shipments for the first three months of 2006 compared to 2005, combined with higher maintenance, chemical, freight and energy costs.

The Consumer Products segment reported operating income of $6.9 million for the first three months of 2006, compared to a loss of $1.0 million for the first three months of 2005. Segment revenues were $99.5 million for the first three months of 2006, $5.4 million higher than the $94.1 million recorded for the same period in 2005. The increase in revenues was due to a 12% increase in selling prices, partially offset by decreased shipments compared to the prior year period. The higher selling prices in 2006 were attributable to a combination of price increases and sheet count reductions. Segment expenses were slightly lower for the first three months of 2006, totaling $92.6 million, versus $95.1 million in the first three months of 2005. Decreased shipments were responsible for the lower segment expenses.

Funds from Operations

Funds from Operations, or FFO, is a non-GAAP measure that is commonly used by REITs in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although the National Association of Real Estate Investment Trusts®, or NAREIT, has published a definition of FFO, modifications to the NAREIT definition of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their businesses. FFO as we define it is presented as a supplemental financial measure. We do not use FFO as, nor should it be considered to be, an alternative to net earnings computed under GAAP as an indicator of our operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of our ability to fund our cash needs. FFO, as we define it, may not be comparable with measures of similar titles reported by other companies.

We define FFO as net earnings, less the benefit from taxes resulting from the reversal of timber-related deferred tax liabilities that are no longer necessary as a result of our REIT conversion, plus depreciation, depletion and amortization. Management believes that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for assets such as our manufacturing facilities and timberlands assumes that the value of such assets diminishes predictably over time. However, the values of our manufacturing facilities and timberlands have historically risen and fallen based on market conditions for the products we manufacture and for timber and timberlands. Management also considers the FFO measure in determining, among other things, quarterly and annual distribution rates, future levels of capital spending and debt repayment. We disclose this supplemental financial measure to enable investors to align their analysis and evaluation of our operating results along the same lines as our management uses in planning and executing our business strategy.

For the three months ended March 31, 2006, FFO was $34.3 million, compared to $22.8 million for the first quarter of 2005.

Below is a reconciliation of Net Earnings to FFO for the three months ended March 31, 2006 and 2005:

(Dollars in thousands)	2006	2005
Net earnings	$62,773	$3,782
Benefit from taxes related to REIT conversion	(51,182)	—
Depreciation, depletion and amortization	22,692	18,971

Funds from Operations	$34,283	$22,753

Liquidity and Capital Resources

At March 31, 2006, our financial position included long-term debt of $335.3 million, including current installments on long-term debt of $2.4 million. Long-term debt at March 31, 2006 (including current installments) declined slightly from the balance at December 31, 2005 of $335.5 million due to normal repayments on maturing debt of $0.2 million. Stockholders’ equity for the first three months of 2006 decreased $40.2 million due to distributions to common stockholders totaling $108.2 million, which were partially offset by net earnings of $62.8 million. The distributions to common stockholders consisted of the cash portion of the special E&P distribution, which totaled $89.0 million, and a regular quarterly distribution of $19.2 million. The ratio of long-term debt (including current installments) to stockholders’ equity was .50 to 1 at March 31, 2006, compared to .48 to 1 at December 31, 2005.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2006, are as follows:

(Dollars in thousands)
2007	$6,159
2008	209
2009	100,410
2010	11
2011	10,515

Working capital totaled $169.1 million at March 31, 2006, a decrease of $86.8 million from the December 31, 2005 balance of $255.9 million. The significant changes in the components of working capital are as follows:

•	Short-term investments decreased $57.7 million. The decrease was due to the use of short-term investments to fund a portion of the cash distributions to common stockholders.

•	Inventories decreased $20.5 million primarily due to a decrease in log inventories.

Net cash provided by operating activities for the first three months of 2006 totaled $58.5 million, compared with $14.7 million for the same period in 2005. Cash provided by working capital changes in the first quarter of 2006 of $25.6 million, versus cash used for working capital changes of $8.4 million in the first quarter of 2005 and increased operating income in 2006 were largely responsible for the favorable comparison.

For the three months ended March 31, 2006, net cash provided by investing activities was $42.4 million, compared to net cash used for investing activities of $22.4 million for the first three months of 2005. In the first quarter of 2006, a decrease in our short-term investments provided $57.7 million in cash, as discussed above, and we used $13.4 million for capital spending. Capital spending in the first quarter of 2006 included $1.5 million for a new bathroom tissue line at our tissue converting facility in Elwood, Illinois, and $1.4 million toward the installation of coating equipment at a paperboard machine in Lewiston, Idaho. The balance of capital spending in the first quarter of 2006 focused on forest resources and various smaller projects designed to improve product quality and manufacturing efficiency. Cash was used in the first three months of 2005 primarily for capital spending projects.

Net cash used for financing activities totaled $99.0 million for the three months ended March 31, 2006, compared with net cash provided by financing activities of $3.6 million during the same period in 2005. The cash used for financing in the first three months of 2006 consisted of distributions to common stockholders of $108.2 million, which was slightly offset by a $5.3 million increase in book overdrafts. The majority of the cash provided in the first three months of 2005 was from an increase in book overdrafts, partially offset by the payment of distributions to common stockholders.

In connection with our REIT conversion, we expect to increase our regular annual distribution rate from an aggregate amount of $17.5 million in 2005 to approximately $76 million in 2006. Based on historical operating results and taking into account planned increases in harvest activities on our Idaho timberlands and on our Boardman, Oregon hybrid poplar plantation, we expect to fund a substantial majority of these annual distributions using the cash flows from our REIT-qualifying timberland operations. Any shortfall between cash available for distribution from REIT operations and the anticipated initial annual distribution to stockholders of approximately $76 million is expected to be funded through cash on hand, bank borrowings, Potlatch TRS dividends or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our REIT operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it will be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of the lower harvest activity during winter and early spring. Significant decreases in timber prices or other factors that materially adversely affect the cash flows from our REIT operations could result in our inability to maintain the expected distribution rate.

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

Our current unsecured bank credit facility, which expires on December 22, 2008, provides for a revolving line of credit of up to $175 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of March 31, 2006, there were no borrowings outstanding under the revolving line of credit; however, approximately $20.4 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Loans under the credit facility bear interest at LIBOR plus between 0.625% and 1.625% for LIBOR loans and a base rate, effectively equal to the bank’s prime rate, plus up to 0.625%, for other loans. Currently, we are eligible to borrow under the amended and restated credit facility at LIBOR plus 0.875%.

The agreement governing our credit facility contains certain covenants that, among other things, limit to a certain degree our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. We will be permitted to pay dividends under the terms of the credit facility so long as we remain in pro forma compliance with the financial covenants.

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of March 31, 2006.

	Covenant Requirement	Actual Ratio at March 31, 2006
Maximum Funded Indebtedness To Capitalization Ratio	55%	34.8%

Minimum Net Worth	80% of consolidated net worth at June 30, 2005 (1)	145.1%

Minimum Interest Coverage Ratio	2.75 to 1.00	5.92 to 1.00

(1)	The covenant requirement was adjusted to take into account the reduction in consolidated net worth as a result of the special E&P distribution, as well as net cash proceeds from equity issuances during the first quarter of 2006. For quarters subsequent to March 31, 2006, the minimum requirement will be reset at 80% of consolidated net worth as of March 31, 2006, with an adjustment to the minimum requirement for the net cash proceeds, on a cumulative basis, of all equity issuances.

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

Potlatch Corporation and several subsidiaries are parties to the credit agreement and eligible to borrow thereunder, subject to the $175 million aggregate credit limit and continued compliance with debt covenants. Any borrowings by one of these entities under the credit facility reduces the credit available for all the entities. As a result, borrowings by Potlatch TRS under the credit facility would, until repaid, reduce the amount of borrowings otherwise available to Potlatch for purposes such as the funding of quarterly distributions.

We believe that our cash, cash flows from operations and available borrowings under our credit facility will be sufficient to fund our operations, stockholder distributions, capital expenditures and debt service obligations for the next twelve months. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will be in compliance with the financial covenants in our credit facility so that future borrowings thereunder will be available to us. Thus, our ability to fund our operations and stockholder distributions will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed above under the heading “Factors Influencing our Results of Operations and Cash Flows,” many of which are beyond our control.

In October 2005, Standard & Poor’s Ratings Services (S&P) downgraded our senior unsecured debt from BB+ to BB. Since the first quarter of 2003, Fitch, Inc. has rated our senior unsecured debt at BB+. Moody’s Investors Service Inc. has rated our senior unsecured debt at Ba1 and our senior secured subordinated debt at Ba2 since October 2004. Both Fitch and Moody’s affirmed their ratings, with stable outlooks, in October 2005. The interest rate we pay on some of our debt is influenced by our credit ratings. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” on page 28 for additional information.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Changes in Statements of Operations

(Dollars in thousands)

	Three Months Ended March 31
	2006	2005	Increase (Decrease)
Revenues	$402,481	$336,910	19%
Costs and expenses:
Depreciation, depletion and amortization	22,692	18,971	20%
Materials, labor and other operating expenses	339,706	284,258	20%
Selling, general and administrative expenses	23,647	20,996	13%
Earnings from operations	16,436	12,685	30%
Interest expense	(7,359)	(7,251)	1%
Interest income	802	715	12%
Provision (benefit) for taxes	(52,894)	2,367	*
Net earnings	$62,773	$3,782	1,560%

*	Not a meaningful figure.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on financial instruments includes interest rate risk on our short-term investments and unsecured bank credit facility, and credit rate risk on our credit sensitive debentures.

Our short-term investments are invested in time or demand deposits, certificates of deposit and U.S. Treasury and U.S. government agency obligations, all of which have very short maturity periods, and they therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. All short-term investments are made in compliance with the requirements of the Internal Revenue Code with respect to qualifying REIT investments.

As of March 31, 2006, we had no borrowings outstanding under our unsecured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments.

We currently have $100 million of credit sensitive debentures outstanding that pay interest to the debt holder based upon our credit ratings as established by S&P or Moody’s. The following table denotes the interest rate applicable based on various credit ratings:

Ratings
Moody’s	S&P	Applicable Rate(%)
Aaa	AAA	8.825
Aa1 – Aa3	AA+ -AA-	8.925
A1 – Baa2	A+ - BBB	9.125
Baa3	BBB-	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB-	13.500
B1 or lower	B+ or lower	14.000

On October 27, 2005, S&P announced that it had lowered our senior unsecured debt rating to BB from BB+. The rating downgrade caused the interest rate on our credit sensitive debentures to increase from 12.5% to 13.0%, effective October 27, 2005. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in October 2005.

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands)

	Expected Maturity Date (as of March 31, 2006)
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt:
Fixed rate	$2,207	$6,159	$209	$100,410	$11	$226,318	$335,314
Average interest rate	6.3%	6.1%	6.9%	13.0%	6.5%	7.0%	8.8%
Fair value at 3/31/06							$359,123

ITEM 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934 (the Exchange Act), which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures are effective to meet the objective for which they were designed and operate at the reasonable assurance level.

Except as set forth below, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with our conversion to a REIT as of January 1, 2006, we instituted certain additional controls related to maintaining compliance with REIT requirements, including tax, accounting and other requirements associated with REITs.

PART II

ITEM 1.	Legal Proceedings

We have been named as a defendant with seven other manufacturers of oriented strand board, or OSB, in a number of private antitrust lawsuits filed in Philadelphia by plaintiffs who claim they purchased OSB at artificially high prices. The complaints allege that the OSB manufacturers violated the antitrust laws by purportedly conspiring from mid-2002 to the present to take downtime, cancel planned capacity additions and otherwise restrain output to drive up the price of OSB. The cases purport to be class actions brought on behalf of direct and indirect purchaser classes. We believe the claims are without merit, and we will defend ourselves accordingly. We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004.

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. See part I, Item 1A, “Risk Factors.”

ITEM 4.	Submission of Matters to a Vote of Security Holders

At a special meeting of stockholders of the company on February 3, 2006, the company’s stockholders voted on the following proposal:

Approval of the agreement and plan of merger dated as of September 19, 2005, among Potlatch Corporation, Potlatch Holdings, Inc., and Potlatch Operating Company.

Votes For	24,806,326
Votes Against	205,447
Abstentions	129,546
Broker Non-Votes	N/A

ITEM 5.	Other Information

The financial statements presented in this Form 10-Q for the quarter ended March 31, 2006, differ from those contained in our earnings release, which was filed with the Securities and Exchange Commission on Form 8-K on April 25, 2006. The difference is the result of receiving the final cost estimates under FASB SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” from our third party actuary subsequent to our April 25, 2006, earnings release. The final SFAS No. 106 estimate of expense provided by our third party actuary was significantly below the preliminary estimated expense, which was the basis for recording our original expense. The reason for the reduction in estimated expense was primarily due to the favorable effect of our claims experience. The reduction in expense resulted in additional earnings of $1.1 million after tax, or an additional $0.04 per diluted common share.

ITEM 6.	Exhibits

The exhibit index is located on pages 32-33 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION (Registrant)

By	/S/ Gerald L. Zuehlke
Gerald L. Zuehlke
Vice President and Chief Financial Officer (Duly Authorized; Principal Financial Officer)

By	/S/ Terry L. Carter
Terry L. Carter
Controller (Duly Authorized; Principal Accounting Officer)

Date: May 9, 2006

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit Number	Description

(2)(c)*	Agreement and Plan of Merger, dated as of September 19, 2005, by and among the Registrant, Potlatch Corporation, a Delaware corporation and the Registrant’s former parent corporation (“Original Potlatch”) (on February 3, 2006, Original Potlatch merged with and into Potlatch Operating Company, a Delaware corporation and a wholly owned subsidiary of the Registrant, the Registrant then changed its name to “Potlatch Corporation” and became the new, publicly traded parent corporation) and Potlatch Operating Company, included as Annex A to the Registration Statement on Form S-4, as amended (Commission File No. 333-128403), filed by the Registrant with the Commission on September 19, 2005.

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Amended and Restated Bylaws of the Registrant, effective February 3, 2006, filed as Exhibit 99.3 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(4)	See Exhibits (3)(a) and (3)(b). The Registrant also undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(4)(a)*	Form of Indenture, dated as of November 27, 1990, filed as Exhibit (4)(a) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2000 (SEC File No. 1-5313).

(4)(a)(iii)*	First Supplemental Indenture, dated as of February 3, 2006, amending Exhibit (4)(a), filed as Exhibit (4)(a)(iii) to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 2005 (“2005 Form 10-K”).

(4)(b)*	Form of Indenture, dated as of June 29, 2001, for the 10% Senior Subordinated Notes due 2011, filed as Exhibit (10)(o) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2001.

(4)(b)(ii)*	Second Supplemental Indenture, dated as of February 3, 2006, amending Exhibit (4)(b), filed as Exhibit (4)(b)(ii) to the 2005 Form 10-K.

(10)(j)[2]*	Form of Indemnification Agreement with each director of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(j) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2001 (“2001 Form 10-K”).

(10)(j)(ii)[2]*	Amendment No. 3 to Schedule A to Exhibit (10)(j), filed as Exhibit (10)(j)(ii) to the 2005 Form 10-K.

(10)(k)[2]*	Form of Indemnification Agreement with certain officers of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(k) to the 2001 Form 10-K.

(10)(k)(i)[2]*	Amendment No. 6 to Schedule A to Exhibit (10)(k), filed as Exhibit (10)(k)(i) to the 2005 Form 10-K.

(10)(q)[2]*	Employment Agreement, effective February 6, 2006, between Original Potlatch, the Registrant and Michael J. Covey, filed as Exhibit (10)(q) to the 2005 Form 10-K.

(10)(q)(i)[1,2]*	Restricted Stock Unit Agreement (2005 Stock Incentive Plan), together with the Addendum thereto, effective February 6, 2006, between the Registrant and Michael J. Covey, filed as Exhibit (10)(q)(i) to the 2005 Form 10-K.

(10)(q)(ii)[1,2]*	Performance Share Agreement (2005 Stock Incentive Plan), together with the Addendum thereto, effective February 6, 2006, between the Registrant and Michael J. Covey, filed as Exhibit (10)(q)(ii) to the 2005 Form 10-K.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.

[1]	Management compensatory plan or arrangement.

[2]	Management contract.