Form 10-Q
period 2006-06-30
POTLATCH CORP
filed 2006-08-04
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of June 30, 2006 was 38,713,920.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

ITEM 1.	Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations

Unaudited (Dollars in thousands - except per-share amounts)

	Quarter Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenues	$414,623	$368,473	$817,104	$705,383

Costs and expenses:
Depreciation, depletion and amortization	22,314	19,704	45,006	38,675
Materials, labor and other operating expenses	353,917	307,552	693,623	591,810
Selling, general and administrative expenses	22,093	21,289	45,740	42,285

	398,324	348,545	784,369	672,770

Earnings from operations	16,299	19,928	32,735	32,613
Interest expense	(7,323)	(7,235)	(14,682)	(14,486)
Interest income	295	598	1,097	1,313

Earnings before taxes	9,271	13,291	19,150	19,440
Provision (benefit) for taxes (Note 4)	1,273	5,117	(51,621)	7,484

Net earnings	$7,998	$8,174	$70,771	$11,956

Net earnings per common share (Note 5):
Basic	$.21	$.28	$2.07	$.41
Diluted	.21	.28	2.06	.41
Distributions per common share (annual rate) (1)	1.96	.60	1.96	.60
Average shares outstanding (in thousands):
Basic	38,681	29,020	34,159	28,993
Diluted	38,819	29,209	34,336	29,167

(1)	Distributions for 2006 reflect the annualized rate, after adjustment for a special earnings and profit distribution of $15.15 per common share paid in the first quarter.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

Unaudited (Dollars in thousands - except per-share amounts)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash	$5,972	$6,133
Short-term investments	14,460	57,700
Receivables, net	118,756	114,641
Inventories (Note 7)	161,836	209,696
Prepaid expenses	18,990	15,006

Total current assets	320,014	403,176
Land, other than timberlands	8,507	8,507
Plant and equipment, at cost less accumulated depreciation	577,302	589,161
Timber, timberlands and related logging facilities	396,155	400,595
Other assets	232,710	227,358

	$1,534,688	$1,628,797

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$8,658	$2,357
Accounts payable and accrued liabilities	151,050	144,943

Total current liabilities	159,708	147,300
Long-term debt	324,460	333,097
Other long-term obligations	264,664	245,867
Deferred taxes	128,071	197,385
Stockholders’ equity	657,785	705,148

	$1,534,688	$1,628,797

Stockholders’ equity per common share	$16.99	$24.01
Working capital	$160,306	$255,876
Current ratio	2.0:1	2.7:1

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited	(Dollars in thousands)

	Six Months Ended June 30
	2006	2005
Cash Flows From Operations
Net earnings	$70,771	$11,956
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation, depletion and amortization	45,006	38,675
Deferred taxes	(54,309)	(3,000)
Cost of permit timber harvested	2,215	2,027
Equity-based compensation expense	1,942	1,127
Employee benefit plans	(1,212)	(444)
Working capital changes	40,304	(38,240)

Net cash provided by operating activities	104,717	12,101

Cash Flows From Investing
Decrease in short-term investments	43,240	57,025
Additions to plant and properties	(27,315)	(68,581)
Other, net	(3,781)	(5,201)

Net cash provided by (used for) investing activities	12,144	(16,757)

Cash Flows From Financing
Change in book overdrafts	5,564	8,704
Issuance of common stock	5,479	—
Repayment of long-term debt	(2,336)	(1,086)
Issuance of treasury stock	513	5,492
Distributions to common stockholders	(127,133)	(8,725)
Income tax benefit resulting from the exercise of employee stock options	1,086	—
Other, net	(195)	269

Net cash provided by (used for) financing activities	(117,022)	4,654

Decrease in cash	(161)	(2)
Cash at beginning of period	6,133	8,646

Cash at end of period	$5,972	$8,644

Net interest payments (net of amounts capitalized) for the six months ended June 30, 2006 and 2005 were $14.7 million and $14.5 million, respectively. Net income tax payments for the six months ended June 30, 2006 and 2005 were $0.6 million and $8.9 million, respectively.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Unaudited	(Dollars in thousands)

NOTE 1. GENERAL - The accompanying Condensed Balance Sheets at June 30, 2006 and December 31, 2005, the Statements of Operations for the quarters and six months ended June 30, 2006 and 2005, and the Condensed Statements of Cash Flows for the six months ended June 30, 2006 and 2005 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

For purposes of this report, any reference to “Potlatch,” “the company,” “we”, “us,” and “our” means Potlatch Corporation and all of its wholly owned subsidiaries, except where the context indicates otherwise.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS - In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under this Statement, companies may elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. The Statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are not subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We currently do not have any of the financial instruments that would fall under the provisions of this Statement and therefore believe that adoption of the Statement on its effective date will not have a material effect on our financial position or results of operations.

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

The comment deadline for this proposed Statement was May 31, 2006, and the FASB’s goal is to issue a final Statement by September 2006. The proposed requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements would be effective for fiscal years ending after December 15, 2006. Retrospective application would be required unless an entity determines that it is impracticable to assess the realizability of deferred tax assets that would be recognized in prior periods as a result of applying the proposed Statement. We are currently reviewing this proposed Statement to determine the effect it will have, if adopted, on our financial condition and results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing the Interpretation to determine the effect it will have on our financial condition, results of operations and disclosure requirements.

NOTE 3. REIT CONVERSION - Effective January 1, 2006, we restructured our operations to qualify for treatment as a real estate investment trust, or REIT, for federal income tax purposes. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily includes income from the sale of standing timber. Accordingly, prior to our REIT conversion, we transferred to our wholly owned taxable REIT subsidiary, Potlatch Forest Products Corporation, which we refer to as Potlatch TRS, substantially all of our non-timberland assets, consisting primarily of Potlatch’s manufacturing facilities engaged in the manufacturing of wood products, pulp and paperboard and tissue products, assets previously used by Potlatch for the harvesting of timber and the sale of logs, and selected land parcels that Potlatch expects will be sold or developed for higher and better use purposes. Our use of Potlatch TRS, which is taxed as a C corporation, enables us to continue to engage in these non-REIT qualifying businesses without violating the REIT requirements. In connection with this restructuring, our subsidiary that holds our timberlands has agreed to sell standing timber to Potlatch TRS at fair market prices.

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

For the quarter ended June 30, 2006, an income tax provision of $1.3 million was recorded, compared to an income tax provision of $5.1 million recorded in the second quarter of 2005. The lower provision for 2006 was due largely to the company’s conversion to REIT status in 2006.

For the six months ended June 30, 2006, we recorded an income tax benefit of $51.6 million. The tax benefit was largely due to the reversal of $51.2 million in timber-related deferred tax liabilities that were no longer necessary as a result of the company’s REIT conversion. Excluding the tax benefit related to the reversal of the deferred tax liabilities, the company recorded an income tax benefit of $0.4 million. During the first six months of 2005, an estimated tax rate of 38.5% was used to derive an income tax provision of $7.5 million, calculated on our income from operations, before taxes, of $19.4 million.

NOTE 5. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

	Quarter Ended June 30		Six Months Ended June 30
(Dollars in thousands - except per-share amounts)	2006	2005	2006	2005
Net earnings	$7,998	$8,174	$70,771	$11,956

Basic average common shares outstanding	38,681,493	29,020,195	34,158,522	28,993,104
Incremental shares due to:
Common stock options	69,827	180,772	91,679	168,667
Performance shares	68,146	—	85,155	—
Restricted stock units	—	—	858	—
Accelerated stock repurchase program	—	7,931	—	5,652

Diluted average common shares outstanding	38,819,466	29,208,898	34,336,214	29,167,423

Basic earnings per common share	$.21	$.28	$2.07	$.41

Diluted earnings per common share	$.21	$.28	$2.06	$.41

On March 31, 2006, the company paid a special E&P distribution, consisting of approximately 9.1 million shares of common stock and $89 million in cash, in association with the REIT conversion. Reflected below are pro forma results giving effect to the common stock distribution for diluted earnings per common share for the quarter and six months ended June 30, 2006 and 2005, as if the common stock distribution had occurred at the beginning of each period:

	Quarter Ended June 30		Six Months Ended June 30
(Dollars in thousands - except per-share amounts)	2006	2005	2006	2005
Net earnings	$7,998	$8,174	$70,771	$11,956

Diluted earnings per share
As reported	$.21	$.28	$2.06	$.41

Pro forma	$.21	$.21	$1.83	$.31

For the quarter ended June 30, 2006, options to purchase 503,931 shares of common stock, 36,328 performance shares and 27,051 restricted stock units were excluded in the computation of diluted earnings per share because their effect was anti-dilutive. For the six months ended June 30, 2006, options to purchase 315,653 shares of common stock, 36,328 performance shares and 24,401 restricted stock units were excluded in the computation of diluted earnings per share because their effect was anti-dilutive. Options to purchase 118,850 shares of common stock for the quarter and six months ended June 30, 2005, were not included in the computations of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

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

NOTE 6. EQUITY-BASED COMPENSATION – In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). We adopted the provisions of SFAS No. 123R on its effective date of January 1, 2006, using the modified prospective method.

At June 30, 2006, we had four stock incentive plans, the 1989, 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.5 million shares, 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1989 Stock Incentive Plan, 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At June 30, 2006, no shares were available for future use under the 1989 and 1995 Stock Incentive Plans, while approximately 1.3 million shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans. All exercises of stock options or distributions of performance shares or restricted stock will be made through issuance of new shares after January 31, 2006. Prior to that date, treasury shares were utilized.

During the quarter and six months ended June 30, 2006, we recorded equity-based compensation expense of $1.1 million and $1.9 million, respectively, of which $1.0 million during the quarter related to performance shares and $0.1 million related to restricted stock units. For the six months ended June 30, 2006, compensation expense of $1.7 million and $0.2 million related to performance shares and restricted stock units, respectively. All outstanding stock options were fully vested prior to January 1, 2006. The net income tax benefit recognized in the Statements of Operations for equity-based compensation totaled $0.5 million and $0.8 million for the quarter and six months ended June 30, 2006, respectively. Prior to 2006, we applied the intrinsic value method under APB No. 25 and related Interpretations in accounting for our equity-based compensation. As a result, no compensation cost was recognized for stock options granted under the plans because the exercise price was equal to market value at the grant date. For performance share awards, which were first granted in December 2003, compensation expense was recorded ratably over the performance period based upon the market value of our stock and the likelihood that performance measurements would be met. No restricted stock units were outstanding prior to 2006. Had we adopted SFAS No. 123R in the prior year period, the effect of adoption would have approximated the pro forma disclosures made under SFAS No. 123 as of June 30, 2005, as follows:

(Dollars in thousands - except per-share amounts)	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings, as reported	$8,174	$11,956
Add: equity-based compensation expense recorded under APB No. 25, net of tax	434	693
Deduct: equity-based compensation expense determined under SFAS No. 123, net of tax	(459)	(925)

Pro forma net earnings	$8,149	$11,724

Basic net earnings per share, as reported	$.28	$.41
Diluted net earnings per share, as reported	.28	.41
Pro forma basic net earnings per share	.28	.40
Pro forma diluted net earnings per share	.28	.40

The net income tax benefit recognized in the Statements of Operations for equity-based compensation for the quarter and six months ended June 30, 2005, totaled $0.2 million and $0.4 million, respectively.

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

A summary of outstanding stock options and changes during the six month period ended June 30, 2006 is presented below:

	Shares	Weighted Avg. Exercise Price	Intrinsic Value (in thousands)
Outstanding at January 1	849,960	$37.76
Granted	—	—
Adjustment as a result of special E&P distribution	360,435	26.40
Shares exercised	(218,233)	27.46	$2,667
Canceled or expired	—	—

Outstanding at June 30	992,162	26.32	11,343

Exercisable	992,162	26.32	11,343

There were no unvested stock options outstanding during the six months ended June 30, 2006. The total intrinsic value of stock options exercised for the six month period ended June 30, 2005 was $1.8 million.

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$15.8849 to $19.0779	147,907	6.09 years	$17.34
$21.3279 to $29.5181	565,820	4.15 years	24.90
$32.0957 to $35.4393	278,435	5.34 years	33.97

$15.8849 to $35.4393	992,162	4.77 years	26.32

Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 was $6.0 million and $5.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.4 million, $0.4 million, $1.0 million and $0.7 million, respectively, for the quarters ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005.

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

A summary of outstanding performance share awards and changes during the six month period ended June 30, 2006 is presented below:

	Shares	Weighted Avg. Grant Date Fair Value	Intrinsic Value (in thousands)
Unvested shares outstanding at January 1	228,599	$47.38
Granted	36,328	65.62
Forfeited	(18,361)	49.85

Unvested shares outstanding at June 30	246,566	49.88	$8,810

As of June 30, 2006, there was $7.6 million of total unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

Our 2005 Stock Incentive Plan also allows for awards to be issued in the form of restricted stock. In the first quarter of 2006, certain officers of the company were granted awards of restricted stock units (RSUs), which will be increased by the amount of distributions paid during the vesting period. The terms of the awards state that 20% of the RSUs will vest on each of the first and second anniversaries of the awards, with the remaining 60% vesting on the third anniversary. Thus, no RSUs had vested as of June 30, 2006.

A summary of outstanding RSU awards and changes during the six month period ended June 30, 2006, is presented below:

	Shares	Weighted Avg. Grant Date Fair Value	Intrinsic Value (in thousands)
Unvested shares outstanding at January 1	—	—
Granted	27,051	$51.56
Forfeited	(2,650)	38.30

Unvested shares outstanding at June 30	24,401	53.00	$921

For restricted stock awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price.

As of June 30, 2006, there was $1.1 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.7 years.

NOTE 7. INVENTORIES - Inventories at the balance sheet dates consist of:

	June 30, 2006	December 31, 2005
(Dollars in thousands)
Raw materials	$71,827	$101,984
Finished goods	90,009	107,712

	$161,836	$209,696

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS - The table below details the components of net periodic costs (benefit):

Quarters ended June 30:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$3,119	$2,627	$696	$905
Interest cost	8,251	8,341	4,019	5,127
Expected return on plan assets	(15,355)	(15,389)	—	—
Amortization of prior service cost	511	523	(642)	(691)
Recognized actuarial loss	1,426	338	1,980	3,190

Net periodic cost (benefit)	$(2,048)	$(3,560)	$6,053	$8,531

Six months ended June 30:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$6,025	$5,274	$1,392	$1,809
Interest cost	16,574	16,743	8,038	10,254
Expected return on plan assets	(30,531)	(30,892)	—	—
Amortization of prior service cost	1,025	1,050	(1,283)	(1,382)
Recognized actuarial loss	2,825	679	3,959	6,381

Net periodic cost (benefit)	$(4,082)	$(7,146)	$12,106	$17,062

Due to the funded status of our qualified pension plans at December 31, 2005, no minimum pension contributions are required for 2006. As discussed in the notes to our financial statements for the year ended December 31, 2005, we expect to make contributions totaling $19.5 million to our defined benefit pension plans in 2006, which will consist of a $1.4 million contribution to our non-qualified plan and a voluntary $18.1 million contribution to our qualified plans. As of June 30, 2006, $0.7 million of contributions had been made. No change to the original estimate is anticipated.

NOTE 9. SEGMENT INFORMATION - Prior to our REIT conversion, our businesses were organized into four reportable operating segments, as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information:” Resource; Wood Products; Pulp and Paperboard; and Consumer Products. Beginning in 2006, the REIT conversion, discussed in Note 3 on page 6 resulted in the separation of the Resource segment into two reportable business segments. The new Resource segment consists of the following activities: managing our timberlands to optimize stumpage sales, the harvesting of our timber, the procurement of other wood fiber, log buying and selling, and entering into recreational and hunting leases. The new Land Sales and Development segment consists of the development and sale of selected land parcels, including sales for higher and better use purposes. Results for this segment depend on the timing of closing of transactions related to our efforts to identify, develop and market property with higher and better use values. Amounts for 2005 for these segments have been reclassified to conform to the 2006 presentation.

The Wood Products segment produces lumber, plywood and particleboard. The Pulp and Paperboard segment produces paperboard and pulp. The Consumer Products segment produces consumer tissue products.

	Quarter Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2006	2005	2006	2005
Segment Revenues
Resource	$68,787	$60,595	$133,979	$118,401

Land sales and development	2,031	1,024	2,671	2,564

Wood products
Lumber	107,671	102,429	213,068	185,807
Plywood	15,368	14,918	29,795	27,254
Particleboard	5,012	4,494	9,210	9,250
Other	9,773	9,706	20,844	16,742

	137,824	131,547	272,917	239,053

Pulp and paperboard
Paperboard	132,130	126,176	264,663	239,504
Pulp	15,317	13,959	30,807	27,218
Other	294	265	613	475

	147,741	140,400	296,083	267,197

Consumer products	117,142	91,526	216,677	185,662

	473,525	425,092	922,327	812,877
Elimination of intersegment revenues	(58,902)	(56,619)	(105,223)	(107,494)

Total consolidated revenues	$414,623	$368,473	$817,104	$705,383

Intersegment revenues or transfers
Resource	$44,878	$41,565	$76,649	$77,323
Wood products	3,688	3,882	7,187	7,477
Pulp and paperboard	10,311	11,149	21,335	22,651
Consumer products	25	23	52	43

Total	$58,902	$56,619	$105,223	$107,494

Operating Income (Loss)
Resource	$9,764	$13,495	$24,146	$22,997
Land sales and development	1,491	465	1,980	1,453
Wood products	3,481	13,705	10,742	22,269
Pulp and paperboard	3,913	(124)	2,258	2,293
Consumer products	6,984	1,805	13,873	851
Eliminations	1,049	480	1,719	2,131

	26,682	29,826	54,718	51,994
Corporate	(17,411)	(16,535)	(35,568)	(32,554)

Consolidated earnings before taxes	$9,271	$13,291	$19,150	$19,440

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Beginning in 2006, the REIT conversion, discussed in Note 3 on page 6 resulted in the separation of the Resource segment into two reportable business segments. The new Resource segment consists of the following activities: managing our timberlands to optimize stumpage sales, the harvesting of our timber, the procurement of other wood fiber, log buying and selling, and entering into recreational and hunting leases. For the first six months of 2006, Resource segment revenues were $134.0 million, representing approximately 15% of our total revenue, before elimination of intersegment revenues. Intersegment revenues were $76.6 million for the period.

The new Land Sales and Development segment consists of the development and sale of selected land parcels, including sales for higher and better use purposes. Results for this segment depend on the timing of closing of transactions related to our efforts to identify, develop and market property with higher and better use values. For the first six months of 2006, revenues for the Land Sales and Development segment were $2.7 million, before elimination of intersegment revenues. The segment did not have any intersegment revenues during the period.

The remaining three segments of our business consist of the following:

•	The Wood Products segment manufactures lumber, plywood, and particleboard at eight mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment revenues were $272.9 million for the first six months of 2006, representing approximately 30% of our total revenues, before elimination of intersegment revenues. Intersegment revenues were $7.2 million for the period.

•	The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment revenues were $296.1 million for the first six months of 2006, representing approximately 32% of the company’s total revenues, before elimination of intersegment revenues. Intersegment revenues were $21.3 million for the period.

•	The Consumer Products segment manufactures tissue products primarily sold on a private label basis to major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and an additional tissue converting facility located in Illinois. Consumer Products segment revenues were $216.7 million for the first six months of 2006, representing approximately 23% of our total revenues, before elimination of intersegment revenues. The segment did not have significant intersegment revenues during the period.

Factors Influencing Our Results of Operations and Cash Flows

The operating results of our timberlands and manufacturing businesses have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in the harvest levels from our timberlands, competition, international trade agreements or disputes, the efficiency and level of capacity utilization of our manufacturing operations, changes in our principal expenses such as wood fiber and energy costs, changes in the production capacity of our manufacturing operations as a result of major capital spending projects, asset dispositions or acquisitions and other factors.

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

Beginning in the fourth quarter of 2005, our 17,000 acre hybrid poplar plantation in Boardman, Oregon, transitioned from a development stage to an operating stage. As a result, we expect to increase our harvest and sale of wood fiber over the next three to five years to a sustainable annual harvest level of approximately 340,000 tons and thereby increase our cash flow from the plantation operations. The increased harvests will also increase the amount of depletion and depreciation expense that we expect to incur as we amortize our approximate $100 million investment in the plantation over an eleven-year harvest cycle. This plantation was originally established to provide an alternative source of wood chips for pulp making. In 2001, due to declining wood chip prices, we altered our strategy for the plantation toward the production of high quality logs for conversion into higher value, non-structural lumber products, such as furniture and moldings. It is our belief that hybrid poplar lumber will serve as a cost-competitive alternative to other regional hardwood species, mainly red alder, which are in tight supply. However, because there are no other producers of hybrid poplar sawlogs in the United States, it is uncertain whether we will be successful in developing an adequate market for hybrid poplar lumber. The cash flow that we will generate from our Boardman operation will depend primarily on the development of new markets for products manufactured from hybrid poplar sawlogs and on the prices we are able to obtain for hybrid poplar sawlogs converted into these products.

The operating results of our manufacturing operations generally reflect the cyclical pattern of the forest products industry. Historical prices for our manufactured products have been volatile, and we, like other manufacturers in the forest products industry, have very limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. The demand for most of our pulp and paperboard products is primarily affected by the general state of the global economy, and the economies in North America and east Asia in particular. The demand for our tissue products is primarily affected by the state of the United States economy.

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

Tariffs, quotas or trade agreements can also affect the markets for our products, particularly our wood products. For example, in 2002, the United States imposed duties on imported lumber from Canada in response to a dispute over the stumpage pricing policies of some provincial governments. On April 27, 2006, the United States and Canada announced a negotiated agreement to end the trade dispute. The details of the agreement were finalized on July 1, 2006, although Canada’s Parliament must approve the deal prior to it being implemented. The essence of the agreement is a system of quotas and taxes triggered at certain lumber price thresholds. We have not determined at this time if the agreement will have a significant effect on our financial condition and results of operations.

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

As a REIT, we expect to be better able to compete for acquisitions of timberlands against other entities that use tax-efficient structures. It is uncertain whether any timberland acquisitions will occur and, if an acquisition is consummated, whether it will perform in accordance with our expectations. In addition, we anticipate financing acquisitions through cash from operations, borrowings under our credit facility or proceeds from equity or debt offerings. Our inability to finance future acquisitions on favorable terms or the failure of any acquisition to perform as we expect could harm our results of operations.

Critical Accounting Policies

Our principal accounting policies are discussed on pages 51-55 of our Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial position and operating results of the company. Management believes the critical accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

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

There are currently no authoritative accounting rules relating to costs to be capitalized in the timber and timberlands category. We have used relevant portions of current accounting rules, industry practices and our judgment in determining costs to be capitalized or expensed. Alternate interpretations and judgments could significantly affect the amounts capitalized. Additionally, models and observations used to estimate the current recoverable timber volume on our lands are subject to judgments that could significantly affect volume estimates. Following are examples of factors that add to the complexity of the assumptions we make regarding capitalized or expensed costs:

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

Note 12 to our 2005 Form 10-K consolidated financial statements included information for the three years ended December 31, 2005, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2005 and 2004. Note 8, “Pension and Other Postretirement Benefit Plans,” on page 12 of this Form 10-Q, includes information on the components of pension and OPEB expense for the quarters and six months ended June 30, 2006 and 2005.

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

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Statements of Operations. The expense is allocated to all business segments. Depending upon the funded status of the different plans, either a long-term asset or long-term liability is recorded for plans with overfunding or underfunding, respectively. Any unfunded accumulated pension benefit obligation in excess of recorded liabilities is accounted for in stockholders’ equity as “accumulated other comprehensive income.” See Note 12 to our 2005 Form 10-K financial statements for related balance sheet effects at December 31, 2005 and 2004.

Recent Accounting Pronouncements

Note 2 on pages 5-6 discusses SFAS No. 155, which was issued by the FASB in February 2006 and FIN 48, which was issued in July 2006. We believe that adoption of SFAS No. 155 on its effective date will not have a material effect on our financial position or results of operations. FIN 48 will become effective for fiscal years beginning after December 15, 2006. We are currently reviewing FIN 48 to determine the effect it will have on our financial condition, results of operations and disclosure requirements. Note 2 also discusses a proposed SFAS related to accounting for defined benefit pension and other postretirement plans, which, if adopted, will be effective for fiscal years beginning after December 15, 2006. Refer to Note 2 for a summary of this proposed Statement.

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

A summary of period-to-period changes in items included in the Statements of Operations is presented on page 29 of this Form 10-Q. In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” section below, each segment’s revenues are set forth before elimination of intersegment revenues.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Quarter Ended June 30, 2006, Compared to Quarter Ended June 30, 2005

Revenues – Total revenues increased 13%, to $414.6 million for the quarter ended June 30, 2006, from $368.5 million for the same period in 2005. Resource segment revenues increased $4.9 million to $23.9 million for the second quarter of 2006, primarily due to increased sales of logs to external customers and higher selling prices for logs in Idaho. Land Sales and Development revenues were $2.0 million for the second quarter of 2006, compared to $1.0 million for the second quarter of 2005. This increase was the result of conservation easement revenues recorded in the second quarter of 2006; no conservation easement revenues were recorded in the second quarter of 2005. Wood Products revenues increased to $134.1 million for the second quarter of 2006, a $6.4 million increase from $127.7 million in the second quarter of 2005, primarily as a result of increased lumber shipments. Revenues for the Pulp and Paperboard segment increased to $137.4 million for the second quarter of 2006, compared to $129.3 million for the second quarter of 2005, primarily due to higher selling prices and increased shipments for paperboard and pulp to external customers. Consumer Products revenues were $117.1 million for the second quarter of 2006, $25.6 million more than in the same 2005 period due to increased shipments and higher selling prices for consumer tissue products.

Depreciation, depletion and amortization – For the quarter ended June 30, 2006, depreciation, depletion and amortization totaled $22.3 million, compared to $19.7 million for the same period in 2005. The increase was primarily due to depreciation and higher depletion expense related to our Boardman, Oregon, hybrid poplar operation, combined with depreciation related to the Gwinn, Michigan, lumber mill, which we acquired in May 2005.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased 15% to $353.9 million for the quarter ended June 30, 2006. The higher costs were due primarily to increased lumber, paperboard, pulp and consumer tissue shipments, and higher log costs for the Wood Products segment.

Selling, general and administrative expenses – For the second quarter of 2006, selling, general and administrative expenses were $22.1 million, compared to $21.3 million incurred for the same period in 2005. The increase was due to higher corporate administration expense in 2006.

Interest expense – Interest expense totaled $7.3 million for the three months ended June 30, 2006, compared to $7.2 million for the quarter ended June 30, 2005.

Interest income – For the quarter ended June 30, 2006, interest income was $0.3 million, compared to $0.6 million for the same period in 2005.

Provision (benefit) for taxes – We recorded an income tax provision of $1.3 million for the quarter ended June 30, 2006, compared to $5.1 million for the three months ended June 30, 2005. The lower provision for 2006 was due largely to the company’s conversion to a REIT in 2006.

Net Earnings – For the quarter ended June 30, 2006, we recorded net earnings of $8.0 million, compared to net earnings of $8.2 million for the same period in 2005. The slight decrease in net earnings was primarily due to lower results for the Wood Products and Resource segments, which were mostly offset by better earnings for the Consumer Products, Pulp and Paperboard and Land Sales and Development segments, as well as the lower income tax provision.

Discussion of business segments

The Resource segment reported operating income of $9.8 million for the three months ended June 30, 2006, down from $13.5 million earned in the second quarter of 2005. The decreased income was due largely to a decreased harvest of fee timber in Arkansas and a loss for our Boardman, Oregon, hybrid poplar operation, partially offset by an increased harvest of fee timber and higher selling prices in Idaho. Revenues for the segment were $68.8 million for the second quarter of 2006, compared to $60.6 million for the same period in 2005. The increase in revenues was attributable to the increased harvest of fee timber and higher selling prices in Idaho. Resource segment expenses were $59.0 million in the second quarter of 2006, compared to $47.1 million in the second quarter of 2005. The increased expenses were due primarily to the increased harvest of fee timber in Idaho and higher costs for the Boardman operation. The Boardman operation was in a development stage in the second quarter of 2005, and most of the expenses were capitalized in that quarter. Following the start of harvesting operations in late 2005, most operating costs are now expensed against income.

The Land Sales and Development segment reported operating income of $1.5 million for the second quarter of 2006, compared to $0.5 million for the second quarter of 2005. Results for this segment depend on the timing of closing of transactions related to our efforts to identify, develop and market property with higher and better use values. Revenues for the segment were $2.0 million for the 2006 quarter, versus $1.0 million for the same period of 2005. The increased income and revenues for the segment were due to the completion of a conservation easement in the second quarter of 2006; no conservation easements were completed in the second quarter of 2005. Expenses for the segment were $0.5 million for the second quarter of 2006, compared to $0.6 million for the same quarter of 2005.

The Wood Products segment reported operating income of $3.5 million for the quarter ended June 30, 2006, $10.2 million lower than the $13.7 million of income recorded in the second quarter of 2005. Segment revenues were $137.8 million for the second quarter of 2006, compared to $131.5 million for the same period in 2005. Lumber revenues were $107.7 million, up from $102.4 million in 2005. The favorable comparison was due to an 11% increase in lumber shipments, which was largely the result of shipments from the Gwinn, Michigan, lumber mill, which we acquired in May 2005, as well as increased shipments from our lumber mills in Lewiston and St. Maries, Idaho. Plywood revenues were $15.4 million for the second quarter of 2006, slightly higher than $14.9 million reported in the second quarter of 2005. Particleboard revenues were $5.0 million for the second quarter of 2006, compared to $4.5 million for the same period of 2005, due primarily to increased shipments. “Other” sales for the segment, which consist primarily of by-products such as chips, were $9.8 million for the three months ended June 30, 2006, compared to $9.7 million for the second quarter of 2005. Segment expenses were higher for the second quarter of 2006, totaling $134.3 million versus $117.8 million for the second quarter of 2005. Increased lumber shipments and higher log costs were primarily responsible for the higher segment expenses.

The Pulp and Paperboard segment reported operating income for the second quarter of 2006 of $3.9 million, compared to an operating loss of $0.1 million for the second quarter of 2005. Segment revenues were $147.7 million for the second quarter of 2006, $7.3 million higher than the $140.4 million recorded in the same period of 2005. Paperboard revenues increased to $132.1 million, compared to $126.2 million reported for the second quarter of 2005. The favorable comparison was primarily due to higher selling prices and increased shipments. Pulp revenues (including intersegment revenues) were $15.3 million for the three months ended June 30, 2006, $1.3 million higher than the $14.0 million recorded in the second quarter of 2005. The increase in pulp revenues was due to increased shipments to external customers and higher selling prices. Expenses for the segment were $143.8 million for the second quarter of 2006, compared to $140.5 million for the same period in 2005. The slightly higher expenses were primarily due to the increased shipments of paperboard and pulp, partially offset by lower wood fiber and maintenance costs.

The Consumer Products segment reported operating income of $7.0 million for the three months ended June 30, 2006, compared to $1.8 million for the second quarter of 2005. Revenues for the segment were $117.1 million for the second quarter of 2006, a 28% increase from $91.5 million recorded in the same period of 2005. The significant increase in revenues was due to a 20% increase in shipments and higher net selling prices. The increased shipments were primarily the result of our plan to reduce inventories. The higher net selling prices were due to a combination of price increases and sheet count reductions. Segment expenses were $110.2 million for the second quarter of 2006, compared to $89.7 million for the second quarter of 2005. The higher expenses were largely attributable to the increased shipments of consumer tissue products.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

Revenues – For the six months ended June 30, 2006, revenues increased 16%, to $817.1 million, from $705.4 million for the same period in 2005. Resource revenues increased to $57.3 million, compared to $41.1 million for the first six months of 2005. The increased revenues were due primarily to increased sales of logs to external customers. Land Sales and Development revenues were $2.7 million for the first half of 2006, compared with $2.6 million for the first half of 2005. Conservation easement revenues in 2006 were mostly offset by decreased revenues from land sales. Wood Products revenues increased to $265.7 million, from $231.6 million for the first six months of 2005, due primarily to increased lumber and plywood shipments. Pulp and Paperboard segment revenues were $274.7 million for the six months ended June 30, 2006, $30.2 million more than in the same period in 2005 due to increased shipments of paperboard and pulp to external customers, as well as higher paperboard selling prices. Consumer Products segment revenues increased to $216.6 million from $185.6 million due to higher selling prices and increased shipments of consumer tissue products.

Depreciation, depletion and amortization - For the six months ended June 30, 2006, depreciation, depletion and amortization totaled $45.0 million, compared to $38.7 million recorded in the first six months of 2005. The increase was primarily due to depreciation and higher depletion expense related to our Boardman, Oregon operation, combined with depreciation related to the Gwinn, Michigan, lumber mill.

Materials, labor and other operating expenses - Materials, labor and other operating expenses increased to $693.6 million for the six months ended June 30, 2006, from $591.8 million for the six months ended June 30, 2005. The higher costs were due primarily to increased lumber, plywood, pulp, paperboard and consumer tissue shipments, higher log and freight costs for the Wood Products segment, and higher maintenance and freight costs for the Pulp and Paperboard segment.

Selling, general and administrative expenses - Selling, general and administrative expenses were $45.7 million for the first half of 2006, compared to $42.3 million incurred for the same period of 2005. The increase was primarily due to higher corporate administration expense in 2006.

Interest expense - Interest expense totaled $14.7 million for the six months ended June 30, 2006, compared to $14.5 million in the prior year period.

Interest income – For the six months ended June 30, 2006, interest income was $1.1 million, compared to $1.3 million for the same period in 2005.

Provision (benefit) for taxes - For the six months ended June 30, 2006, we recorded an income tax benefit of $51.6 million. The tax benefit was largely due to the reversal of $51.2 million in timber-related deferred tax liabilities that were no longer necessary as a result of our REIT conversion. Excluding the tax benefit related to the reversal of the deferred tax liabilities, we recorded an income tax benefit of $0.4 million. During the first six months of 2005, an estimated tax rate of 38.5% was used to derive an income tax provision of $7.5 million, calculated on our income from operations, before taxes, of $19.4 million.

Net earnings - We recorded net earnings of $70.8 million for the six months ended June 30, 2006, compared to net earnings of $12.0 million for the same period in 2005. The benefit for taxes discussed above and better results for the Consumer Products segment were responsible for the higher earnings.

Discussion of business segments

The Resource segment reported operating income of $24.1 million for the first six months of 2006, compared to $23.0 million for the same period of 2005. Segment revenues were $134.0 million for the first six months of 2006, compared to $118.4 million recorded for the same period in 2005. The higher earnings for 2006 were due to an increased harvest of fee timber and higher selling prices in Idaho, partially offset by a loss for our Boardman operation and a lower harvest of fee timber in Arkansas. Resource segment expenses were $109.8 million in the first six months of 2006, compared to $95.4 million in the first six months of 2005. The higher expenses reflected the increased costs associated with the increased harvest of fee timber in Idaho and higher costs at Boardman. The Boardman operation was in a development stage in the first half of 2005, and most of the expenses were capitalized. Following the start of harvesting operations in late 2005, most operating costs are now expensed against income.

The Land Sales and Development segment reported operating income of $2.0 million for the first half of 2006, compared to $1.5 million for the first half of 2005. Revenues for the segment were $2.7 million for the first half of 2006, versus $2.6 million for the same period of 2005. The higher income for the segment was due to conservation easement income in the first half of 2006, compared to none in the first half of 2005, partially offset by fewer land sales in the first half of 2006. Expenses for the segment were $0.7 million for the first half of 2006, compared to $1.1 million for the same period of 2005.

The Wood Products segment reported operating income of $10.7 million for the first six months of 2006, compared to income of $22.3 million recorded in the first six months of 2005. Revenues for the segment rose to $272.9 million for the first six months of 2006, 14% higher than the $239.1 million recorded for the same period in 2005. Lumber revenues were $213.1 million, up from $185.8 million in the same period in 2005. The favorable comparison was due to a 22% increase in lumber shipments, which was largely the result of shipments from the Gwinn, Michigan, lumber mill, which we acquired in May 2005, as well as increased shipments from most of our other lumber mills. Lower selling prices for lumber partially offset the increased shipments. Plywood revenues increased to $29.8 million for the first six months of 2006, compared to $27.3 million for the first six months of 2005. The increased plywood revenues were due to a 10% increase in shipments. Particleboard revenues were $9.2 million for the first six months of 2006, compared to $9.3 million for the first six months of 2005. “Other” sales for the segment were $20.8 million for the first half of 2006, 25% higher than the $16.7 million recorded for the first half of 2005, due largely to chip sales at our Gwinn lumber mill. Segment expenses were higher for the first six months of 2006, totaling $262.2 million, versus $216.8 million for the first six months of 2005. Increased lumber and plywood shipments and higher log and freight costs largely accounted for the increase over 2005.

The Pulp and Paperboard segment reported operating income of $2.3 million for the first six months of 2006, which was unchanged from the first six months of 2005. Segment revenues were $296.1 million for the first six months of 2006, up from $267.2 million for the same period in 2005. Paperboard revenues increased to $264.7 million for the first six months of 2006, compared to $239.5 million in the first six months of 2005. Increased shipments and higher selling prices were primarily responsible for the increased revenues. Pulp revenues (including intersegment revenues) were higher for the first six months of 2006, totaling $30.8 million, compared to $27.2 million for the same period in 2005. The increase in pulp revenues for the 2006 period was due to increased shipments to external customers. Segment expenses were higher for the first six months of 2006, totaling $293.8 million, compared to $264.9 million in the first six months of 2005. The increase reflected the higher volumes of pulp and paperboard shipments for the first six months of 2006 compared to 2005, combined with higher maintenance, freight, chemical and energy costs.

The Consumer Products segment reported operating income of $13.9 million for the first six months of 2006, compared to $0.9 million for the first six months of 2005. Segment revenues were $216.7 million for the first six months of 2006, $31.0 million higher than the $185.7 million recorded for the same period in 2005. The increase in revenues was due to a 9% increase in selling prices and increased shipments compared to the prior year period. The higher selling prices in 2006 were attributable to a combination of price increases and sheet count reductions. Segment expenses were higher for the first six months of 2006, totaling $202.8 million, versus $184.8 million in the first six months of 2005. Increased shipments were primarily responsible for the higher segment expenses.

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

For the quarter and six months ended June 30, 2006, FFO was $30.3 million and $64.6 million, respectively, compared to $27.9 million and $50.6 million for the quarter and six months ended June 30, 2005, respectively.

Below is a reconciliation of Net Earnings to FFO for the quarters and six months ended June 30, 2006 and 2005:

	Quarter Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2006	2005	2006	2005
Net earnings	$7,998	$8,174	$70,771	$11,956
Benefit from taxes related to REIT conversion	—	—	(51,182)	—
Depreciation, depletion and amortization	22,314	19,704	45,006	38,675

Funds from Operations	$30,312	$27,878	$64,595	$50,631

Liquidity and Capital Resources

At June 30, 2006, our financial position included long-term debt of $333.1 million, including current installments on long-term debt of $8.7 million. The balance in current installments at June 30, 2006, included $5.5 million of 10%, senior subordinated notes. These notes, which had a maturity of 2011, were redeemed on July 15, 2006. Long-term debt at June 30, 2006 (including current installments) decreased from the balance at December 31, 2005 of $335.5 million due to normal repayments on maturing debt of $2.4 million. Stockholders’ equity for the first six months of 2006 decreased by $47.4 million due to distributions to common stockholders totaling $127.1 million, which were partially offset by net earnings of $70.8 million. The distributions to common stockholders consisted of the cash portion of the special E&P distribution, which totaled $89.0 million, and regular quarterly distributions of $38.1 million. The ratio of long-term debt (including current installments) to stockholders’ equity was .51 to 1 at June 30, 2006, compared to .48 to 1 at December 31, 2005.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2006, are as follows:

(Dollars in thousands)
2007	$6,159
2008	209
2009	100,410
2010	11
2011	5,011

Working capital totaled $160.3 million at June 30, 2006, a decrease of $95.6 million from the December 31, 2005 balance of $255.9 million. The significant changes in the components of working capital are as follows:

•	Short-term investments decreased by $43.2 million. The decrease was due to the use of short-term investments to fund a portion of the cash distributions to common stockholders.

•	Inventories decreased by $47.9 million, primarily due to decreases in log and tissue inventories.

Net cash provided by operating activities for the first six months of 2006 totaled $104.7 million, compared with $12.1 million for the same period in 2005. Cash provided by working capital changes in the first half of 2006 of $40.3 million, versus cash used for working capital changes of $38.2 million in the first half of 2005, was largely responsible for the favorable comparison.

For the six months ended June 30, 2006, net cash provided by investing activities was $12.1 million, compared to net cash used for investing activities of $16.8 million for the first six months of 2005. In the first half of 2006, a decrease in our short-term investments provided $43.2 million in cash, as discussed above, and we used $27.3 million for capital spending. Capital spending in the first half of 2006 included $2.2 million for a new bathroom tissue line at our tissue converting facility in Elwood, Illinois, and $4.7 million toward the installation of coating equipment at our paperboard facility in

Lewiston, Idaho. The balance of capital spending in the first half of 2006 focused on forest resources and various smaller projects designed to improve product quality and manufacturing efficiency. Cash was used in the first six months of 2005 primarily for capital spending projects, partially offset by cash provided by a decrease in our short-term investments.

Net cash used for financing activities totaled $117.0 million for the six months ended June 30, 2006, compared with net cash provided by financing activities of $4.7 million during the same period in 2005. The cash used for financing in the first six months of 2006 consisted of distributions to common stockholders of $127.1 million, which was slightly offset by a $5.6 million increase in book overdrafts and the issuance of $5.5 million of common stock related to the exercise of stock options. The majority of the cash provided in the first six months of 2005 was from an increase in book overdrafts and the issuance of treasury stock related to the exercise of stock options, partially offset by the payment of distributions to common stockholders.

In connection with our REIT conversion, we expect to increase our regular annual distribution rate from an aggregate amount of $17.5 million in 2005 to approximately $76 million in 2006. Based on historical operating results and taking into account planned increases in harvest activities on our Idaho timberlands, we expect to fund a substantial majority of these annual distributions using the cash flows from our REIT-qualifying timberland operations. Any shortfall between cash available for distribution from REIT operations and the anticipated initial annual distribution to stockholders of approximately $76 million is expected to be funded through cash on hand, bank borrowings, dividends from Potlatch’s Taxable REIT Subsidiary, or Potlatch TRS, or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our REIT operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it will be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of the lower harvest activity during winter and early spring. Significant decreases in timber prices or other factors that materially adversely affect the cash flows from our REIT operations could result in our inability to maintain the expected distribution rate.

In addition, the rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from our manufacturing businesses for the payment of stockholder distributions. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund distributions to stockholders using cash flows from Potlatch TRS. Our board of directors, in its sole discretion, will determine the actual amount of distributions to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations and borrowing capacity.

Our current unsecured bank credit facility, which expires on December 22, 2008, provides for a revolving line of credit of up to $175 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of June 30, 2006, there were no borrowings outstanding under the revolving line of credit; however, approximately $20.6 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Loans under the credit facility bear interest at LIBOR plus between 0.625% and 1.625% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus up to 0.625% for other loans. Currently, we are eligible to borrow under the credit facility at LIBOR plus 0.875%.

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

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of June 30, 2006.

	Covenant Requirement	Actual Ratio at June 30, 2006
Maximum Funded Indebtedness To Capitalization Ratio	55%	34.9%
Minimum Net Worth	80% of consolidated net worth at March 31, 2006 (1)	122.7%
Minimum Interest Coverage Ratio	2.75 to 1.00	5.82 to 1.00

(1)	The minimum requirement is 80% of consolidated net worth as of March 31, 2006, with an adjustment to the minimum requirement for the net cash proceeds, on a cumulative basis, of all equity issuances.

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

In October 2005, Standard & Poor’s Ratings Services (S&P) downgraded our senior unsecured debt from BB+ to BB. Since the first quarter of 2003, Fitch, Inc. has rated our senior unsecured debt at BB+. Moody’s Investors Service Inc. has rated our senior unsecured debt at Ba1 and our senior secured subordinated debt at Ba2 since October 2004. Both Fitch and Moody’s affirmed their ratings, with stable outlooks, in October 2005. The interest rate we pay on some of our debt is influenced by our credit ratings. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” on page 30 for additional information.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Changes in Statements of Operations

(Dollars in thousands)

	Quarter Ended June 30			Six Months Ended June 30
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
Revenues	$414,623	$368,473	13%	$817,104	$705,383	16%
Costs and expenses:
Depreciation, depletion and amortization	22,314	19,704	13%	45,006	38,675	16%
Materials, labor and other operating expenses	353,917	307,552	15%	693,623	591,810	17%
Selling, general and administrative expenses	22,093	21,289	4%	45,740	42,285	8%
Earnings from operations	16,299	19,928	(18%)	32,735	32,613	—%
Interest expense	(7,323)	(7,235)	1%	(14,682)	(14,486)	1%
Interest income	295	598	(51%)	1,097	1,313	(16%)
Provision (benefit) for taxes	1,273	5,117	(75%)	(51,621)	7,484	*
Net earnings	$7,998	$8,174	(2%)	$70,771	$11,956	492%

*	Not a meaningful figure.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2006, we had no borrowings outstanding under our unsecured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

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

We currently have $100 million of credit sensitive debentures outstanding that pay interest to the debt holder based upon our credit ratings as established by S&P or Moody’s. The following table denotes the interest rate applicable based on various credit ratings:

Ratings
Moody’s	S&P	Applicable Rate(%)
Aaa	AAA	8.825
Aa1 –Aa3	AA+ - AA-	8.925
A1 – Baa2	A+ - BBB	9.125
Baa3	BBB-	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB-	13.500
B1 or lower	B+ or lower	14.000

On October 27, 2005, S&P announced that it had lowered our senior unsecured debt rating to BB from BB+. The rating downgrade caused the interest rate on our credit sensitive debentures to increase from 12.5% to 13.0%, effective October 27, 2005. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in October 2005.

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands)

	Expected Maturity Date (as of June 30, 2006)
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt:
Fixed rate	$5,507	$6,159	$209	$100,410	$11	$220,822	$333,118
Average interest rate	10.0%	6.1%	6.9%	13.0%	6.5%	6.9%	8.8%
Fair value at 6/30/06							$356,531

ITEM 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act), which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II

ITEM 1.	Legal Proceedings

In March, April and May 2006, a series of private antitrust lawsuits were filed against Potlatch and seven other manufacturers of oriented strand board (OSB) by plaintiffs who claim they purchased OSB at artificially high prices. The cases purport to be class actions brought on behalf of direct and indirect purchaser classes. The complaints allege that the defendant OSB manufacturers violated federal and state antitrust laws by purportedly conspiring from mid-2002 to the present to drive up the price of OSB. The indirect purchaser complaints also allege that defendants violated various states’ unfair competition laws and common law. The cases generally have been consolidated into two Consolidated Amended Class Action Complaints in the United States District Court for the Eastern District of Pennsylvania under the caption In Re OSB Antitrust Litigation. Each consolidated complaint seeks an unspecified amount of monetary damages to be trebled as provided under the antitrust laws and other relief. We believe the claims are without merit, and we will defend ourselves accordingly. We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004.

On September 28, 2005, Ainsworth notified us by letter of its claims under the indemnification provisions of the asset purchase agreement between us and Ainsworth whereby Ainsworth purchased our OSB facilities. The claims involve alleged breaches of representations and warranties regarding the condition of certain of the assets sold to Ainsworth. On July 27, 2006, Ainsworth filed a complaint for breach of contract in the United States District Court for the Southern District of New York seeking an unspecified amount of monetary damages. We believe the claim is without merit, and we will defend ourselves accordingly.

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. See Part I, Item 1A, “Risk Factors.”

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the company held on May 8, 2006, the company’s stockholders voted on two proposals as follows:

Proposal 1

Election of Directors

	Votes For	Votes Withheld
Boh A. Dickey	34,298,107	391,957
William L. Driscoll	34,276,957	413,107
Ruth Ann M. Gillis	34,283,962	406,102
Judith M. Runstad	34,200,896	489,168

Proposal 2

Ratification of the Appointment of Independent Auditor

Votes For	33,900,404
Votes Against	550,426
Abstentions	239,234

ITEM 6.	Exhibits

The exhibit index is located on page 34 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

By	/S/ Gerald L. Zuehlke
Gerald L. Zuehlke
Vice President and Chief
Financial Officer
(Duly Authorized; Principal
Financial Officer)

By	/S/ Terry L. Carter
Terry L. Carter
Controller
(Duly Authorized; Principal
Accounting Officer)

Date: August 4, 2006

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit Number	Description
(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(r)[1]	Potlatch Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006.

(10)(r)(i)[2]	Form of Restricted Stock Unit Agreement for the Potlatch Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, to be used for restricted stock unit awards to be granted subsequent to May 19, 2006.

(10)(r)(ii)[2]	Form of Performance Share Agreement for the Potlatch Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, to be used for performance share awards to be granted subsequent to May 19, 2006.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

[1]	Management compensatory plan or arrangement.

[2]	Management contract.