Form 10-Q
period 2006-09-30
POTLATCH CORP
filed 2006-11-07
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

The number of shares of common stock of the registrant outstanding as of September 30, 2006 was 38,747,457.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

ITEM 1.	Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations

Unaudited (Dollars in thousands - except per-share amounts)

	Quarter Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Revenues	$398,108	$405,540	$1,215,212	$1,110,923

Costs and expenses:
Depreciation, depletion and amortization	22,989	21,729	67,995	60,404
Materials, labor and other operating expenses	334,625	340,359	1,028,248	932,169
Selling, general and administrative expenses	23,206	18,999	68,946	61,284

	380,820	381,087	1,165,189	1,053,857

Earnings from operations	17,288	24,453	50,023	57,066
Interest expense	(7,229)	(7,236)	(21,911)	(21,722)
Debt retirement costs	53	—	53	—
Interest income	355	514	1,452	1,827

Earnings before taxes	10,467	17,731	29,617	37,171
Provision (benefit) for taxes (Note 4)	(13,765)	6,641	(65,386)	14,125

Net earnings	$24,232	$11,090	$95,003	$23,046

Net earnings per common share (Note 5):
Basic	$.63	$.38	$2.66	$.79
Diluted	.62	.38	2.65	.79
Distributions per common share (annual rate)(1)	1.96	.60	1.96	.60
Average shares outstanding (in thousands):
Basic	38,724	29,179	35,688	29,055
Diluted	38,858	29,401	35,870	29,238

(1)	Distributions for 2006 reflect the annualized rate, after adjustment for a special earnings and profit distribution of $15.15 per common share paid in the first quarter.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

Unaudited (Dollars in thousands - except per-share amounts)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash	$7,315	$6,133
Short-term investments	9,437	57,700
Receivables, net	117,191	114,641
Inventories (Note 7)	160,192	209,696
Prepaid expenses	17,077	15,006

Total current assets	311,212	403,176
Land, other than timberlands	8,556	8,507
Plant and equipment, at cost less accumulated depreciation	566,261	589,161
Timber, timberlands and related logging facilities	393,781	400,595
Other assets	253,664	227,358

	$1,533,474	$1,628,797

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$3,157	$2,357
Accounts payable and accrued liabilities	163,856	144,943

Total current liabilities	167,013	147,300
Long-term debt	324,464	333,097
Other long-term obligations	252,392	245,867
Deferred taxes	124,610	197,385
Stockholders’ equity	664,995	705,148

	$1,533,474	$1,628,797

Stockholders’ equity per common share	$17.16	$24.01
Working capital	$144,199	$255,876
Current ratio	1.9:1	2.7:1

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operations
Net earnings	$95,003	$23,046
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation, depletion and amortization	67,995	60,404
Deferred taxes	(72,775)	—
Cost of permit timber harvested	3,229	3,747
Equity-based compensation expense	2,970	1,628
Employee benefit plans	(981)	(2,907)
Working capital changes	60,569	(42,040)
Funding of qualified pension plans	(18,092)	—

Net cash provided by operating activities	137,918	43,878

Cash Flows From Investing
Decrease in short-term investments	48,263	60,917
Additions to plant and properties	(37,243)	(91,162)
Other, net	(4,514)	(6,430)

Net cash provided by (used for) investing activities	6,506	(36,675)

Cash Flows From Financing
Change in book overdrafts	3,228	837
Issuance of common stock	6,261	—
Repayment of long-term debt	(7,833)	(1,078)
Issuance of treasury stock	513	10,880
Purchase of treasury stock	—	(1,868)
Distributions to common stockholders	(146,112)	(13,103)
Income tax benefit resulting from the exercise of employee stock options	1,233	—
Other, net	(532)	491

Net cash used for financing activities	(143,242)	(3,841)

Increase in cash	1,182	3,362
Cash at beginning of period	6,133	8,646

Cash at end of period	$7,315	$12,008

Net interest payments (net of amounts capitalized) for the nine months ended September 30, 2006 and 2005 were $15.3 million and $15.1 million, respectively. Net income tax payments (refunds) for the nine months ended September 30, 2006 and 2005 were ($1.5) million and $15.9 million, respectively.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Unaudited (Dollars in thousands)

NOTE 1. GENERAL - The accompanying Condensed Balance Sheets at September 30, 2006 and December 31, 2005, the Statements of Operations for the quarters and nine months ended September 30, 2006 and 2005, and the Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

For purposes of this report, any reference to “Potlatch,” “the company,” “we”, “us,” and “our” means Potlatch Corporation and all of its wholly owned subsidiaries, except where the context indicates otherwise.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS - In February 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under this Statement, companies may elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. The Statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are not subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We currently do not have any of the financial instruments that would fall under the provisions of this Statement and therefore believe that adoption of the Statement on its effective date will not have a material effect on our financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing the Interpretation to determine the effect it will have on our financial condition, results of operations and disclosure requirements.

In June 2006, the FASB Emerging Issues Task Force (EITF) ratified issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. We do not believe the adoption of EITF 06-3 will have a material effect on our financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently reviewing this Statement to determine what effect, if any, it will have on our financial condition and results of operations.

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires a company to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires a company to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

SFAS No. 158 requires a company that is a business entity and sponsors one or more single-employer defined benefit plans to:

•	Recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation – in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

•	Recognize as a component of “other comprehensive income, net of tax,” the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Amounts recognized in “accumulated other comprehensive income,” including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

•	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).

•	Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

This Statement amends SFAS No. 87, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and other accounting literature. Upon initial application of this Statement and thereafter, a company should continue to apply the provisions in Statements 87, 88 and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.

For a company with publicly traded equity securities, SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We are currently assessing the effect of the Statement on our Consolidated Financial Statements. However, based on the funded status of the company’s defined benefit pension and postretirement benefit plans as of December 31, 2005 (our most recent measurement date), it is expected that the adoption of SFAS No. 158 will have a material impact on our Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Equity. The ultimate amounts to be recorded are highly dependent on a number of actuarial assumptions, most significantly the discount rates in effect at December 31, 2006 and the actual rate of return on our pension assets for 2006 as well as the tax effects of the adjustment. Changes in assumptions and actual asset performance from expectations as of the last measurement date could impact the effect of implementing SFAS No. 158 in our Consolidated Financial Statements at December 31, 2006.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. It requires registrants to quantify errors using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying a misstatement as material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB 108 allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We have not yet determined the effect, if any, the adoption of this SAB will have on our financial condition and results of operations.

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP prohibits companies from recognizing planned major maintenance costs under the “accrue-in-advance” method, which allowed the accrual of a liability over several reporting periods before the maintenance is performed. FSP AUG AIR-1 is applicable to entities in all industries for fiscal years beginning after December 15, 2006, and must be retroactively applied. We are in the process of determining the effect this FSP will have on our financial condition and results of operations.

NOTE 3. REIT CONVERSION - Effective January 1, 2006, we restructured our operations to qualify for treatment as a real estate investment trust, or REIT, for federal income tax purposes. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily includes income from the sale of standing timber. Accordingly, prior to our REIT conversion, we transferred to our wholly owned taxable REIT subsidiary, Potlatch Forest Products Corporation, which we refer to in this report as Potlatch TRS, substantially all of our non-timberland assets, consisting primarily of Potlatch’s manufacturing facilities engaged in the manufacturing of wood products, pulp and paperboard and tissue products, assets previously used by Potlatch for the harvesting of timber and the sale of logs, and selected land parcels that Potlatch expects will be sold or developed for higher and better use purposes. Our use of Potlatch TRS, which is taxed as a C corporation, enables us to continue to engage in these non-REIT qualifying businesses without violating the REIT requirements. In connection with this restructuring, our subsidiary that holds our timberlands has agreed to sell standing timber to Potlatch TRS at fair market prices.

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

For the quarter ended September 30, 2006, an income tax benefit of $13.8 million was recorded, compared to an income tax provision of $6.6 million recorded in the third quarter of 2005. The third quarter of 2006 included a net tax benefit of $9.2 million primarily related to an agreement reached with the Internal Revenue Service regarding tax issues pertaining to open tax years. Excluding this net tax benefit, the company recorded an income tax benefit of $4.6 million, which was due to a pre-tax loss for Potlatch TRS. The income tax provision for the third quarter of 2005 reflected the adjustment of the estimated tax rate to 38.0% from 38.5% used for the first half of 2005. The estimated effective tax rate was reduced in the third quarter of 2005 to incorporate the anticipated effect of the Qualified Domestic Production Activity deduction and the estimated effect of changes to state tax apportionments.

For the nine months ended September 30, 2006, we recorded an income tax benefit of $65.4 million. The tax benefit was largely due to the reversal of $51.2 million in timber-related deferred tax liabilities that were no longer necessary as a result of the company’s REIT conversion, as well as the $9.2 million net tax benefit discussed above. Excluding these net tax benefits, the company recorded an income tax benefit of $5.0 million. During the first nine months of 2005, an estimated tax rate of 38.0% was used to derive an income tax provision of $14.1 million, calculated on our income from operations, before taxes, of $37.2 million.

NOTE 5. EARNINGS PER COMMON SHARE – Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

(Dollars in thousands - except per-share amounts)	Quarter Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net earnings	$24,232	$11,090	$95,003	$23,046

Basic average common shares outstanding	38,723,804	29,179,174	35,688,377	29,055,127
Incremental shares due to:
Common stock options	55,971	209,720	74,922	174,758
Performance shares	78,456	—	105,955	—
Restricted stock units	—	—	580	—
Accelerated stock repurchase program	—	12,456	—	7,920

Diluted average common shares outstanding	38,858,231	29,401,350	35,869,834	29,237,805

Basic earnings per common share	$.63	$.38	$2.66	$.79

Diluted earnings per common share	$.62	$.38	$2.65	$.79

On March 31, 2006, the company paid a special E&P distribution, consisting of approximately 9.1 million shares of common stock and $89 million in cash, in association with the REIT conversion. Reflected below are pro forma results giving effect to the common stock distribution for diluted earnings per common share for the quarter and nine months ended September 30, 2006 and 2005, as if the common stock distribution had occurred at the beginning of each period:

(Dollars in thousands - except per-share amounts)	Quarter Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net earnings	$24,232	$11,090	$95,003	$23,046

Diluted earnings per share
As reported	$.62	$.38	$2.65	$.79

Pro forma	$.62	$.29	$2.45	$.60

For the quarter ended September 30, 2006, 40,728 performance shares, 28,401 restricted stock units and options to purchase 604,893 shares of common stock were excluded in the computation of diluted earnings per share because their effect was anti-dilutive. For the nine months ended September 30, 2006, 40,728 performance shares, 28,401 restricted stock units and options to purchase 307,177 shares of common stock were excluded in the computation of diluted earnings per share because their effect was anti-dilutive. Options to purchase 116,850 shares of common stock for the nine months ended September 30, 2005, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

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

At September 30, 2006, we had four stock incentive plans, the 1989, 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit grants were outstanding. All of these plans have received stockholder approval. We were originally authorized to issue up to 1.5 million shares, 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1989 Stock Incentive Plan, 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At September 30, 2006, no shares were available for future use under the 1989 and 1995 Stock Incentive Plans, while approximately 1.3 million shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans. All exercises of stock options or distributions of performance shares or restricted stock will be made through issuance of new shares after January 31, 2006. Prior to that date, treasury shares were utilized.

During the quarter and nine months ended September 30, 2006, we recorded equity-based compensation expense of $1.0 million and $3.0 million, respectively, of which $0.9 million during the quarter related to performance shares and $0.1 million related to restricted stock units. For the nine months ended September 30, 2006, compensation expense of $2.7 million and $0.3 million related to performance shares and restricted stock units, respectively. All outstanding stock options were fully vested prior to January 1, 2006. The net income tax benefit recognized in the Statements of Operations for equity-based compensation totaled $0.4 million and $1.2 million for the quarter and nine months ended September 30, 2006, respectively.

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

Our pre-tax income for the three and nine months ended September 30, 2006 was $0.9 million and $3.8 million higher than what would have been reported under APB No. 25, respectively. The following table illustrates the impact SFAS No. 123R has had on our net earnings and net earnings per share:

(Dollars in thousands - except per-share amounts)	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006
Net earnings, as reported	$24,232	$95,003
Add: equity-based compensation expense recorded under SFAS No. 123R, net of tax	627	1,812
Deduct: equity-based compensation expense determined under APB No. 25, net of tax	(1,168)	(4,110)

Pro forma net earnings	$23,691	$92,705

Basic net earnings per share, as reported	$.63	$2.66
Diluted net earnings per share, as reported	.62	2.65
Pro forma basic net earnings per share	.61	2.60
Pro forma diluted net earnings per share	.61	2.58

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Statement of Cash Flows. SFAS No. 123R requires the $1.2 million of cash flow as of September 30, 2006, representing the income tax benefit resulting from the exercise of employee stock options, to be classified as a financing cash flow.

Had we adopted SFAS No. 123R in the prior year period, the effect of adoption would have approximated the pro forma disclosures made under SFAS No. 123 as of September 30, 2005, as follows:

(Dollars in thousands - except per-share amounts)	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings, as reported	$11,090	$23,046
Add: equity-based compensation expense recorded under APB No. 25, net of tax	316	1,009
Deduct: equity-based compensation expense determined under SFAS No. 123, net of tax	(454)	(1,379)

Pro forma net earnings	$10,952	$22,676

Basic net earnings per share, as reported	$.38	$.79
Diluted net earnings per share, as reported	.38	.79
Pro forma basic net earnings per share	.38	.78
Pro forma diluted net earnings per share	.37	.78

The net income tax benefit recognized in the Statements of Operations for equity-based compensation for the quarter and nine months ended September 30, 2005, totaled $0.2 million and $0.6 million, respectively.

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

A summary of outstanding stock options and changes during the nine month period ended September 30, 2006 is presented below:

	Shares	Weighted Avg. Exercise Price	Intrinsic Value (in thousands)
Outstanding at January 1	849,960	$37.76
Granted	—	—
Adjustment as a result of special E&P distribution	360,435	26.40
Shares exercised	(251,770)	26.90	$3,166
Canceled or expired	(516)	35.44

Outstanding at September 30	958,109	26.42	10,235

Exercisable	958,109	26.42	10,235

There were no unvested stock options outstanding during the nine months ended September 30, 2006. The total intrinsic value of stock options exercised for the nine month period ended September 30, 2005 was $3.8 million.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$15.8849 to $19.0779	135,539	5.81 years	$17.42
$21.3279 to $29.5181	546,972	3.92 years	24.85
$32.0957 to $35.4393	275,598	5.06 years	33.95

$15.8849 to $35.4393	958,109	4.52 years	26.42

Cash received from stock option exercises for the nine months ended September 30, 2006 and 2005 was $6.8 million and $10.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million, $0.8 million, $1.2 million and $1.5 million for the quarters ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, respectively.

Performance Shares

Performance share awards granted under the plans have a three year performance period, and shares will be issued at the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group of forest products companies. The number of performance shares actually issued, as a percentage of the amounts initially granted, could range from 0% - 150% for the 2003 grant and 0% - 200% for the 2004, 2005 and 2006 grants. Performance shares granted under the program may not be voted until issued. A dividend equivalent will be calculated based upon performance shares earned and issued and will be paid out as additional shares.

Under APB No. 25, compensation cost related to performance shares for the company was expensed using the market price of the company’s common stock at the close of each reporting date, adjusted for the estimated number of shares to be ultimately issued. Upon adoption of SFAS No. 123R, the fair value of all performance share awards after January 1, 2006, is estimated by an independent third party using a Monte Carlo simulation model. Performance share awards granted prior to the adoption of SFAS No. 123R are valued at the market value of the company’s stock at the date of grant.

A summary of outstanding performance share awards and changes during the nine month period ended September 30, 2006 is presented below:

	Shares	Weighted Avg. Grant Date Fair Value	Intrinsic Value (in thousands)
Unvested shares outstanding at January 1	228,599	$47.38
Granted	40,728	64.99
Forfeited	(27,533)	49.77

Unvested shares outstanding at September 30	241,794	50.07	$8,446

As of September 30, 2006, there was $6.5 million of total unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Units

Our 2005 Stock Incentive Plan also allows for awards to be issued in the form of restricted stock units. During 2006, certain officers of the company were granted awards of restricted stock units (RSUs), which will be increased by the amount of distributions paid during the vesting period. The terms of the awards state that 20% of the RSUs will vest on each of the first and second anniversaries of the awards, with the remaining 60% vesting on the third anniversary. Thus, no RSUs had vested as of September 30, 2006.

A summary of outstanding RSU awards and changes during the nine month period ended September 30, 2006, is presented below:

	Shares	Weighted Avg. Grant Date Fair Value	Intrinsic Value (in thousands)
Unvested shares outstanding at January 1	—	—
Granted	31,051	$49.30
Forfeited	(2,650)	38.30

Unvested shares outstanding at September 30	28,401	50.32	$1,054

For restricted stock awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price.

As of September 30, 2006, there was $1.1 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.4 years.

NOTE 7. INVENTORIES - Inventories at the balance sheet dates consist of:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Raw materials	$73,244	$101,984
Finished goods	86,948	107,712

	$160,192	$209,696

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS - The table below details the components of net periodic costs (benefit):

Quarters ended September 30:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$3,137	$2,573	$696	$386
Interest cost	8,476	8,171	4,019	4,086
Expected return on plan assets	(15,614)	(15,075)	—	—
Amortization of prior service cost	531	513	(642)	(650)
Recognized actuarial loss	1,448	331	1,979	2,470

Net periodic cost (benefit)	$(2,022)	$(3,487)	$6,052	$6,292

Nine months ended September 30:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$9,162	$7,847	$2,088	$2,195
Interest cost	25,050	24,914	12,057	14,340
Expected return on plan assets	(46,145)	(45,967)	—	—
Amortization of prior service cost	1,556	1,563	(1,925)	(2,032)
Recognized actuarial loss	4,273	1,010	5,938	8,851

Net periodic cost (benefit)	$(6,104)	$(10,633)	$18,158	$23,354

Due to the funded status of our qualified pension plans at December 31, 2005, no minimum pension contributions are required for 2006. As discussed in the notes to our financial statements for the year ended December 31, 2005, we expect to make contributions totaling $19.5 million to our defined benefit pension plans in 2006, consisting of a $1.4 million contribution to our non-qualified plan and a voluntary $18.1 million contribution to our qualified plans. As of September 30, 2006, $19.1 million of contributions had been made. No change to the original estimate is anticipated.

NOTE 9. SEGMENT INFORMATION – Prior to our REIT conversion, our businesses were organized into four reportable operating segments, as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information:” Resource; Wood Products; Pulp and Paperboard; and Consumer Products. Beginning in 2006, the REIT conversion, discussed in Note 3 on page 7, resulted in the separation of the Resource segment into two reportable business segments. The new Resource segment consists of the following activities: managing our timberlands to optimize stumpage sales, the harvesting of our timber, the procurement of other wood fiber, log buying and selling, and entering into recreational and hunting leases. The new Land Sales and Development segment consists of the development and sale of selected non-strategic land parcels, including sales for higher and better use purposes. Results for this segment depend on the timing of closing of transactions resulting from our efforts to identify, develop and market property with higher and better use values. Amounts for 2005 for these segments have been reclassified to conform to the 2006 presentation.

The Wood Products segment produces lumber, plywood and particleboard. The Pulp and Paperboard segment produces paperboard and pulp. The Consumer Products segment produces consumer tissue products.

	Quarter Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2006	2005	2006	2005
Segment Revenues
Resource	$84,710	$90,794	$218,689	$209,195

Land sales and development	1,139	6,938	3,810	9,502

Wood products
Lumber	89,703	103,795	302,771	289,602
Plywood	12,657	12,943	42,452	40,197
Particleboard	5,928	4,036	15,138	13,286
Other	9,209	10,183	30,053	26,925

	117,497	130,957	390,414	370,010

Pulp and paperboard
Paperboard	131,080	133,178	395,743	372,682
Pulp	23,004	18,099	53,811	45,317
Other	302	206	915	681

	154,386	151,483	450,469	418,680

Consumer products	113,232	95,541	329,909	281,203

	470,964	475,713	1,393,291	1,288,590
Elimination of intersegment revenues	(72,856)	(70,173)	(178,079)	(177,667)

Total consolidated revenues	$398,108	$405,540	$1,215,212	$1,110,923

Intersegment revenues or transfers
Resource	$54,130	$56,350	$130,779	$133,673
Wood products	3,956	3,712	11,143	11,189
Pulp and paperboard	14,742	10,084	36,077	32,735
Consumer products	28	27	80	70

Total	$72,856	$70,173	$178,079	$177,667

Operating Income (Loss)
Resource	$19,262	$19,957	$43,408	$42,954
Land sales and development	788	6,043	2,768	7,496
Wood products	(5,161)	5,943	5,581	28,212
Pulp and paperboard	14,302	402	16,560	2,695
Consumer products	6,186	2,379	20,059	3,230
Eliminations	(6,578)	(1,506)	(4,859)	625

	28,799	33,218	83,517	85,212
Corporate	(18,332)	(15,487)	(53,900)	(48,041)

Consolidated earnings before taxes	$10,467	$17,731	$29,617	$37,171

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Beginning in 2006, the REIT conversion, discussed in Note 3 on page 7, resulted in the separation of the Resource segment into two reportable business segments. The new Resource segment consists of the following activities: managing our timberlands to optimize stumpage sales, the harvesting of our timber, the procurement of other wood fiber, log buying and selling, and entering into recreational and hunting leases. For the first nine months of 2006, Resource segment revenues were $218.7 million, representing approximately 16% of our total revenue, before elimination of intersegment revenues. Intersegment revenues were $130.8 million for the period.

The new Land Sales and Development segment consists of the development and sale of selected non-strategic land parcels, including sales for higher and better use purposes. Results for this segment depend on the timing of closing of transactions resulting from our efforts to identify, develop and market property with higher and better use values. For the first nine months of 2006, revenues for the Land Sales and Development segment were $3.8 million. The segment did not have any intersegment revenues during the period.

The remaining three segments of our business consist of the following:

•	The Wood Products segment manufactures lumber, plywood, and particleboard at eight mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment revenues were $390.4 million for the first nine months of 2006, representing approximately 28% of our total revenues, before elimination of intersegment revenues. Intersegment revenues were $11.1 million for the period.

•	The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment revenues were $450.5 million for the first nine months of 2006, representing approximately 32% of the company’s total revenues, before elimination of intersegment revenues. Intersegment revenues were $36.1 million for the period.

•	The Consumer Products segment manufactures tissue products primarily sold on a private label basis to major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and an additional tissue converting facility located in Illinois. Consumer Products segment revenues were $329.9 million for the first nine months of 2006, representing approximately 24% of our total revenues, before elimination of intersegment revenues. The segment did not have significant intersegment revenues during the period.

Factors Influencing Our Results of Operations and Cash Flows

The operating results of our timberlands and manufacturing businesses have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in harvest levels from our timberlands, competition, international trade agreements or disputes, the efficiency and level of capacity utilization of our manufacturing operations, changes in our principal expenses such as wood fiber and energy costs, and changes in the production capacity of our manufacturing operations as a result of major capital spending projects, asset dispositions or acquisitions and other factors.

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

Tariffs, quotas or trade agreements can also affect the markets for our products, particularly our wood products. For example, in 2002, the United States imposed duties on imported lumber from Canada in response to a dispute over the stumpage pricing policies of some provincial governments. On April 27, 2006, the United States and Canada announced a negotiated agreement to end the trade dispute. The final agreement was implemented on October 13, 2006, at which time the United States ceased collecting duties on Canadian softwood lumber imports, and Canada initiated the imposition of taxes or quotas on Canadian softwood exports in accordance with the terms of the settlement agreement. The agreement also requires the United States to return to Canada approximately U.S. $5 billion of duties the United States had collected on Canadian softwood lumber imports. Canada, in turn, is required to pay approximately U.S. $1 billion to the United States, of which approximately U.S. $500 million will be distributed to members of the Coalition for Fair Lumber Imports, of which Potlatch is a member. We expect to receive about $40 million of the $500 million as our pro rata share of the funds to be returned to the coalition. The settlement agreement requires Canada to return all money due to US interests within six months. We expect to receive 50% or more of our share of the amount to be returned in the fourth quarter of 2006. The seven year agreement, with a renewal clause, brings to close over 20 years of litigation and is expected to have a stabilizing effect on the North American softwood lumber marketplace while relieving the political tension that has accompanied the longstanding dispute.

Our manufacturing businesses are capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors may currently be lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases. For the periods presented in this Form 10-Q, temporary downtime was taken at two of our facilities due to an inability to cover variable costs. Our Prescott and Warren, Arkansas, lumber mills took approximately four weeks and three weeks of downtime, respectively. The profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results can be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

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

It is our practice to periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we will continue to consider, among other things, adjustments to our capital expenditures and overall spending, the expanding or restructuring of our operations to achieve efficiencies, and the disposition of assets that may have greater value to others. There can be no assurance that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position.

As a REIT, we expect to be better able to compete for acquisitions of timberlands against other entities that use tax-efficient structures. It is uncertain whether any material timberland acquisitions will occur and, if an acquisition is consummated, whether it will perform in accordance with our expectations. In addition, we anticipate financing acquisitions through cash from operations, borrowings under our credit facility or proceeds from equity or debt offerings. Our inability to finance future acquisitions on favorable terms or the failure of any acquisition to perform as we expect could harm our results of operations.

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

Note 12 to our 2005 Form 10-K consolidated financial statements included information for the three years ended December 31, 2005, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2005 and 2004. Note 8, “Pension and Other Postretirement Benefit Plans,” on page 14 of this Form 10-Q, includes information on the components of pension and OPEB expense for the quarters and nine months ended September 30, 2006 and 2005.

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

Total periodic pension plan income in 2005 was $14.1 million. An increase in the discount rate or the expected return on plan assets, all other assumptions remaining the same, would increase pension plan income, and conversely, a decrease in either of these measures would decrease plan income. As an indication of the sensitivity that pension income has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan income by approximately $1.4 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan income by approximately $1.6 million. The actual rates on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.

No minimum pension contributions to our qualified plans are required for 2006 due to the funded status of those pension plans at December 31, 2005. However, we expect to make contributions to our pension plans totaling approximately $19.5 million in 2006, consisting of a $1.4 million contribution to our non-qualified plan and a voluntary $18.1 million contribution to our qualified plans.

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

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Statements of Operations. The expense is allocated to all business segments. Depending upon the funded status of the different plans, either a long-term asset or long-term liability is recorded for plans with overfunding or underfunding, respectively. Any unfunded accumulated pension benefit obligation in excess of recorded liabilities is accounted for in stockholders’ equity in “accumulated other comprehensive income.” See Note 12 to our 2005 Form 10-K financial statements for related balance sheet effects at December 31, 2005 and 2004.

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

The following table sets forth period-to-period changes in items included in our Statements of Operations for the quarters and nine months ended September 30, 2006 and 2005.

	Quarter Ended September 30			Nine Months Ended September 30
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
	(Dollars in thousands)
Revenues	$398,108	$405,540	(2%)	$1,215,212	$1,110,923	9%
Costs and expenses:
Depreciation, depletion and amortization	22,989	21,729	6%	67,995	60,404	13%
Materials, labor and other operating expenses	334,625	340,359	(2%)	1,028,248	932,169	10%
Selling, general and administrative expenses	23,206	18,999	22%	68,946	61,284	13%
Earnings from operations	17,288	24,453	(29%)	50,023	57,066	(12%)
Interest expense	(7,229)	(7,236)	—%	(21,911)	(21,722)	1%
Debt retirement costs	53	—	*	53	—	*
Interest income	355	514	(31%)	1,452	1,827	(21%)
Provision (benefit) for taxes	(13,765)	6,641	*	(65,386)	14,125	*
Net earnings	$24,232	$11,090	119%	$95,003	$23,046	312%

*	Not a meaningful figure.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” section below, each segment’s revenues are set forth before elimination of intersegment revenues.

Quarter Ended September 30, 2006, Compared to Quarter Ended September 30, 2005

Revenues – Total revenues decreased 2% to $398.1 million for the quarter ended September 30, 2006, from $405.5 million for the same period in 2005. Resource segment revenues decreased $3.9 million to $30.6 million for the third quarter of 2006, primarily due to decreased sales of logs to external customers in Arkansas. Land Sales and Development revenues were $1.1 million for the third quarter of 2006, compared to $6.9 million for the third quarter of 2005. The decrease was due to fewer strategic land sales in the third quarter of 2006. Wood Products revenues were $113.5 million for the third quarter of 2006, a $13.7 million decrease from $127.2 million in the third quarter of 2005, primarily as a result of decreased shipments and lower sales prices for lumber. Revenues for the Pulp and Paperboard segment decreased to $139.6 million for the third quarter of 2006, compared to $141.4 million for the third quarter of 2005, primarily due to decreased shipments of paperboard and pulp to external customers. Consumer Products revenues were $113.2 million for the third quarter of 2006, $17.7 million more than in the same 2005 period due to increased shipments and higher selling prices for consumer tissue products.

Depreciation, depletion and amortization – For the quarter ended September 30, 2006, depreciation, depletion and amortization totaled $23.0 million, compared to $21.7 million for the same period in 2005. The increase was primarily due to depreciation and higher depletion expense related to our Boardman, Oregon, hybrid poplar operation.

Materials, labor and other operating expenses – Materials, labor and other operating expenses decreased from $340.4 million for the third quarter of 2005 to $334.6 million for the quarter ended September 30, 2006. The lower costs were due primarily to decreased lumber, paperboard and pulp shipments, partially offset by higher wood fiber and maintenance costs for the Pulp and Paperboard segment and higher pulp costs for the Consumer Products segment.

Selling, general and administrative expenses – For the third quarter of 2006, selling, general and administrative expenses were $23.2 million, compared to $19.0 million incurred for the same period in 2005. The increase was due to higher compensation, consulting and bad debt expenses in 2006.

Interest expense – Interest expense totaled $7.2 million for both the quarter ended September 30, 2006, and the quarter ended September 30, 2005.

Debt retirement costs – During the third quarter of 2006, the remaining $5.5 million balance of our 10% Senior Subordinated Notes was redeemed. In association with the redemption, we incurred pre-tax expenses of $0.3 million for premium-related costs and $0.1 million for deferred debt issuance costs. These expenses were more than offset by interest rate swap income associated with the notes.

Interest income – For the quarter ended September 30, 2006, interest income was $0.4 million, compared to $0.5 million for the same period in 2005.

Provision (benefit) for taxes – For the quarter ended September 30, 2006, an income tax benefit of $13.8 million was recorded, compared to an income tax provision of $6.6 million recorded in the third quarter of 2005. The third quarter of 2006 included a net tax benefit of $9.2 million primarily related to an agreement reached with the Internal Revenue Service (IRS) regarding tax issues pertaining to open tax years. Excluding this net tax benefit, the company recorded an income tax benefit of $4.6 million, which was due to a pre-tax loss for Potlatch’s taxable REIT subsidiary, or Potlatch TRS. The income tax provision for the third quarter of 2005 reflected the adjustment of the estimated tax rate to 38.0% from 38.5% used for the first half of 2005. The estimated effective tax rate was reduced in the third quarter of 2005 to incorporate the anticipated effect of the Qualified Domestic Production Activity deduction and the estimated effect of changes to state tax apportionments.

Net Earnings – For the quarter ended September 30, 2006, we recorded net earnings of $24.2 million, compared to net earnings of $11.1 million for the same period in 2005. The benefit for taxes discussed above and better results for the Pulp and Paperboard and Consumer Products segments were responsible for the higher earnings.

Discussion of business segments

The Resource segment reported operating income of $19.3 million for the three months ended September 30, 2006, down from $20.0 million earned in the third quarter of 2005. Revenues for the segment were $84.7 million for the third quarter of 2006, compared to $90.8 million for the same period in 2005. The decrease in revenues was attributable to a decreased harvest of fee timber and lower selling prices for logs in Arkansas. Resource segment expenses were $65.4 million in the third quarter of 2006, compared to $70.8 million in the third quarter of 2005. The lower expenses were due primarily to the decreased harvest of fee timber in Arkansas, partially offset by higher costs for our Boardman, Oregon, hybrid poplar operation. The Boardman operation was in a development stage in the third quarter of 2005, and most of the expenses were capitalized in that quarter. Following the start of harvesting operations in late 2005, most operating costs are now expensed against income.

The Land Sales and Development segment reported operating income of $0.8 million for the third quarter of 2006, compared to $6.0 million for the third quarter of 2005. Results for this segment depend on the timing of closing of transactions resulting from our efforts to identify, develop and market property with higher and better use values. Revenues for the segment were $1.1 million for the 2006 quarter, versus $6.9 million for the same period of 2005. The decreased revenues for the segment were due to fewer strategic land sales in the third quarter of 2006. Most of our land sales activity was on hold during the third quarter of 2006 pending our assessment of all our lands for alternative values, which is expected to be completed in late 2006. Expenses for the segment were $0.4 million for the third quarter of 2006, compared to $0.9 million for the same period in 2005.

The Wood Products segment reported an operating loss of $5.2 million for the quarter ended September 30, 2006, compared to income of $5.9 million recorded in the third quarter of 2005. Segment revenues were $117.5 million for the third quarter of 2006, compared to $131.0 million for the same period in 2005. Lumber revenues were $89.7 million, down from $103.8 million in 2005. The lower lumber revenues were due to an 11% decrease in shipments and lower selling prices. Lumber shipments for the third quarter of 2006 were negatively affected by temporary downtime taken at our Arkansas lumber mills due to poor market conditions. Our Prescott and Warren, Arkansas, lumber mills took four and three weeks of downtime, respectively, during the third quarter of 2006. Plywood revenues were $12.7 million for the third quarter of 2006, slightly lower than $12.9 million reported in the third quarter of 2005. Particleboard revenues were $5.9 million for the third quarter of 2006, compared to $4.0 million for the same period of 2005, due primarily to a 30% increase in selling prices and increased shipments. “Other” sales for the segment, which consist primarily of by-products such as chips, were $9.2 million for the quarter ended September 30, 2006, compared to $10.2 million for the third quarter of 2005. Segment expenses were lower for the third quarter of 2006, totaling $122.7 million versus $125.0 million for the third quarter of 2005. Decreased lumber shipments were primarily responsible for the lower segment expenses.

The Pulp and Paperboard segment reported operating income for the third quarter of 2006 of $14.3 million, compared to $0.4 million for the third quarter of 2005. Segment revenues were $154.4 million for the third quarter of 2006, $2.9 million higher than the $151.5 million recorded in the same period of 2005. Paperboard revenues decreased to $131.1 million, compared to $133.2 million reported for the third quarter of 2005. The unfavorable comparison was primarily due to decreased shipments, partially offset by higher selling prices. Pulp revenues (including intersegment revenues) were $23.0 million for the three months ended September 30, 2006, $4.9 million higher than the $18.1 million recorded in the third quarter of 2005. The increase in pulp revenues was due to significantly higher selling prices, partially offset by decreased shipments to external customers. Expenses for the segment were $140.1 million for the third quarter of 2006, compared to $151.1 million for the same period in 2005. The lower expenses were due to the decreased shipments of paperboard and pulp and lower energy costs, partially offset by higher wood fiber and maintenance costs.

The Consumer Products segment reported operating income of $6.2 million for the three months ended September 30, 2006, compared to $2.4 million for the third quarter of 2005. Revenues for the segment were $113.2 million for the third quarter of 2006, a 19% increase from $95.5 million recorded in the same period of 2005. The significant increase in revenues was due to a 12% increase in shipments and higher net selling prices. The increased shipments were primarily the result of our plan to reduce inventories. The higher net selling prices were due to a combination of price increases and sheet count reductions. Segment expenses were $107.0 million for the third quarter of 2006, compared to $93.2 million for the third quarter of 2005. The higher expenses were largely attributable to the increased shipments of consumer tissue products and higher pulp costs.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

Revenues – For the nine months ended September 30, 2006, revenues increased 9%, to $1.22 billion, from $1.11 billion for the same period in 2005. Resource revenues increased to $87.9 million, compared to $75.5 million for the first nine months of 2005. The increased revenues were due primarily to increased sales of Idaho logs to external customers. Land Sales and Development revenues were $3.8 million for the first nine months of 2006, $5.7 million less than for the same period in 2005 due to fewer strategic land sales. Wood Products revenues increased to $379.3 million, from $358.8 million for the first nine months of 2005, due primarily to increased lumber and plywood shipments. Pulp and Paperboard segment revenues were $414.4 million for the nine months ended September 30, 2006, $28.5 million more than in the same period in 2005 due to increased shipments and higher selling prices for paperboard and pulp to external customers. Consumer Products segment revenues increased to $329.8 million from $281.1 million due to higher selling prices and increased shipments of consumer tissue products.

Depreciation, depletion and amortization - For the nine months ended September 30, 2006, depreciation, depletion and amortization totaled $68.0 million, compared to $60.4 million recorded in the first nine months of 2005. The increase was primarily due to depreciation and higher depletion expense related to our Boardman, Oregon, hybrid poplar operation, combined with higher depreciation related to the Gwinn, Michigan, lumber mill acquired in May 2005.

Materials, labor and other operating expenses - Materials, labor and other operating expenses increased to $1.03 billion for the nine months ended September 30, 2006, from $932.2 million for the nine months ended September 30, 2005. The higher costs were due primarily to increased lumber, plywood, pulp, paperboard and consumer tissue shipments, higher log and freight costs for the Wood Products segment, higher maintenance and freight costs for the Pulp and Paperboard segment, and higher pulp and packaging costs for the Consumer Products segment.

Selling, general and administrative expenses - Selling, general and administrative expenses were $68.9 million for the first nine months of 2006, compared to $61.3 million incurred for the same period of 2005. The increase was primarily due to higher compensation, bad debt and consulting expenses in 2006.

Interest expense - Interest expense totaled $21.9 million for the nine months ended September 30, 2006, compared to $21.7 million in the prior year period.

Debt retirement costs – During the first nine months of 2006, the remaining $5.5 million balance of our 10% Senior Subordinated Notes was redeemed. In association with the redemption, we incurred pre-tax expenses of $0.3 million for premium-related costs and $0.1 million for deferred debt issuance costs. These expenses were more than offset by interest rate swap income associated with the notes.

Interest income – For the nine months ended September 30, 2006, interest income was $1.5 million, compared to $1.8 million for the same period in 2005.

Provision (benefit) for taxes - For the nine months ended September 30, 2006, we recorded an income tax benefit of $65.4 million. The tax benefit was largely due to the reversal of $51.2 million in timber-related deferred tax liabilities that were no longer necessary as a result of our REIT conversion, as well as a net tax benefit of $9.2 million primarily related to an agreement reached with the IRS during the third quarter of 2006 regarding tax issues pertaining to open tax years. Excluding these tax benefits, we recorded an income tax benefit of $5.0 million, which was due to a pre-tax loss for Potlatch TRS. For the first nine months of 2005, an estimated tax rate of 38.0% was used to derive an income tax provision of $14.1 million, calculated on our income from operations, before taxes, of $37.2 million.

Net earnings - We recorded net earnings of $95.0 million for the nine months ended September 30, 2006, compared to net earnings of $23.0 million for the same period in 2005. The tax benefit discussed above and better results for the Consumer Products and Pulp and Paperboard segments were primarily responsible for the higher earnings.

Discussion of business segments

The Resource segment reported operating income of $43.4 million for the first nine months of 2006, compared to $43.0 million for the same period of 2005. Segment revenues were $218.7 million for the first nine months of 2006, compared to $209.2 million recorded for the same period in 2005. The higher revenues for 2006 were due to an increased harvest of fee timber and higher selling prices for logs in Idaho, partially offset by a decreased harvest of fee timber and lower selling prices in Arkansas. Resource segment expenses were $175.3 million in the first nine months of 2006, compared to $166.2 million in the first nine months of 2005. The increased expenses reflected the higher costs associated with the increased harvest of fee timber in Idaho and higher costs at our Boardman operation. The Boardman operation was in a development stage in the first nine months of 2005, and most of the expenses were capitalized. Following the start of harvesting operations in late 2005, most operating costs are now expensed against income.

The Land Sales and Development segment reported operating income of $2.8 million for the first nine months of 2006, compared to $7.5 million for the first nine months of 2005. Revenues for the segment were $3.8 million for the first nine months of 2006, versus $9.5 million for the same period of 2005. The lower revenues for the segment were due to fewer strategic land sales in the first nine months of 2006. Most of our land sales activity has been on hold during 2006 pending the assessment of all our lands for alternative values, which is expected to be completed in late 2006. Expenses for the segment were $1.0 million for the first nine months of 2006, compared to $2.0 million for the same period of 2005.

The Wood Products segment reported operating income of $5.6 million for the first nine months of 2006, compared to income of $28.2 million recorded in the first nine months of 2005. Revenues for the segment rose to $390.4 million for the first nine months of 2006, 6% higher than the $370.0 million recorded for the same period in 2005. Lumber revenues were $302.8 million, up from $289.6 million in the same period in 2005. The favorable comparison was primarily due to increased lumber shipments from our Gwinn, Michigan, lumber mill, which we acquired in May 2005, and our Lewiston, Idaho, lumber mill. Lower selling prices for lumber and temporary downtime taken in 2006 at our Prescott and Warren, Arkansas, lumber mills, due to poor market conditions, partially offset the increased shipments at Gwinn and Lewiston. Plywood revenues increased to $42.5 million for the first nine months of 2006, compared to $40.2 million for the first nine months of 2005. The increased plywood revenues were due to a 6% increase in shipments. Particleboard revenues were $15.1 million for the first nine months of 2006, $1.8 million higher than the $13.3 million recorded for the first nine months of 2005 due to higher selling prices and increased shipments. “Other” sales for the segment were $30.1 million for the first nine months of 2006, 12% higher than the $26.9 million recorded for the first nine months of 2005, due largely to chip sales at our Gwinn lumber mill. Segment expenses were higher for the first nine months of 2006, totaling $384.8 million, versus $341.8 million for the first nine months of 2005. Increased lumber and plywood shipments and higher log costs largely accounted for the increase over 2005.

The Pulp and Paperboard segment reported operating income of $16.6 million for the first nine months of 2006, compared with $2.7 million for the first nine months of 2005. Segment revenues were $450.5 million for the first nine months of 2006, up from $418.7 million for the same period in 2005. Paperboard revenues increased to $395.7 million for the first nine months of 2006, compared to $372.7 million in the first nine months of 2005. Higher selling prices and increased shipments were primarily responsible for the increased revenues. Pulp revenues (including intersegment revenues) were higher for the first nine months of 2006, totaling $53.8 million, compared to $45.3 million for the same period in 2005. The increase in pulp revenues for the 2006 period was due to higher selling prices and increased shipments to external customers. Segment expenses were higher for the first nine months of 2006, totaling $433.9 million, compared to $416.0 million in the first nine months of 2005. The increase reflected the higher volumes of pulp and paperboard shipments for the first nine months of 2006 compared to 2005, combined with higher maintenance and freight costs.

The Consumer Products segment reported operating income of $20.1 million for the first nine months of 2006, compared to $3.2 million for the first nine months of 2005. Segment revenues were $329.9 million for the first nine months of 2006, $48.7 million higher than the $281.2 million recorded for the same period in 2005. The increase in revenues was due to higher selling prices and increased shipments compared to the prior year period. The higher selling prices in 2006 were attributable to a combination of price increases and sheet count reductions, and the increased shipments were primarily the result of our plan to reduce inventories. Segment expenses were higher for the first nine months of 2006, totaling $309.9 million, versus $278.0 million in the first nine months of 2005. Increased shipments and higher pulp and packaging costs were primarily responsible for the higher segment expenses.

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

We define FFO as net earnings, less the benefit from taxes resulting from the reversal of timber-related deferred tax liabilities that are no longer necessary as a result of our REIT conversion, plus depreciation, depletion and amortization. For the third quarter of 2006, FFO also excludes the benefit from taxes related to the agreement reached with the IRS regarding tax issues pertaining to open tax years. Management believes that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for assets such as our manufacturing facilities and timberlands assumes that the value of such assets diminishes predictably over time. However, the values of our manufacturing facilities and timberlands have historically risen and fallen based on market conditions for the products we manufacture and for timber and timberlands. Management also considers the FFO measure in determining, among other things, quarterly and annual distribution rates to recommend to our board of directors, future levels of capital spending and debt repayment. We disclose this supplemental financial measure to enable investors to align their analysis and evaluation of our operating results along the same lines as management uses in planning and executing our business strategy.

For the quarter and nine months ended September 30, 2006, FFO was $38.0 million and $102.6 million, respectively, compared to $32.8 million and $83.5 million for the quarter and nine months ended September 30, 2005, respectively.

Below is a reconciliation of Net Earnings to FFO for the quarters and nine months ended September 30, 2006 and 2005:

	Quarter Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2006	2005	2006	2005
Net earnings	$24,232	$11,090	$95,003	$23,046
Benefit from taxes related to REIT conversion and deferred tax adjustment	(9,216)	—	(60,398)	—
Depreciation, depletion and amortization	22,989	21,729	67,995	60,404

Funds from Operations	$38,005	$32,819	$102,600	$83,450

Liquidity and Capital Resources

At September 30, 2006, our financial position included long-term debt of $327.6 million, including current installments on long-term debt of $3.2 million. Long-term debt at September 30, 2006 (including current installments) decreased from the balance at December 31, 2005 of $335.5 million due to the redemption of the remaining $5.5 million of our 10% Senior Subordinated Notes and normal repayments on maturing debt of $2.4 million. The Senior Subordinated Notes, which had a maturity of 2011, were redeemed on July 15, 2006. Stockholders’ equity for the first nine months of 2006 decreased by $40.2 million due to distributions to common stockholders totaling $146.1 million, which were partially offset by net earnings of $95.0 million. The distributions to common stockholders consisted of the cash portion of the special E&P distribution, which totaled $89.0 million, and regular quarterly distributions of $57.1 million. The ratio of long-term debt (including current installments) to stockholders’ equity was .49 to 1 at September 30, 2006, compared to .48 to 1 at December 31, 2005.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2006, are as follows:

(Dollars in thousands)
2007	$6,159
2008	209
2009	100,410
2010	11
2011	5,011

Working capital totaled $144.2 million at September 30, 2006, a decrease of $111.7 million from the December 31, 2005 balance of $255.9 million. The significant changes in the components of working capital are as follows:

•	Short-term investments decreased by $48.3 million. The decrease was due to the use of short-term investments to fund a portion of the cash distributions to common stockholders.

•	Inventories decreased by $49.5 million, primarily due to decreases in tissue, log and lumber inventories. The lower tissue inventories were largely the result of our plan to reduce inventories for the Consumer Products segment. Unfavorable lumber market conditions, especially in Arkansas where temporary downtime was taken at our Prescott and Warren lumber mills, were primarily responsible for the lower log and lumber inventories.

•	Accounts payable and accrued liabilities increased $18.9 million due primarily to increased accrual balances for interest, property taxes and employee benefits.

Net cash provided by operating activities for the first nine months of 2006 totaled $137.9 million, compared with $43.9 million for the same period in 2005. Cash provided by working capital changes in the first nine months of 2006 of $60.6 million, versus cash used for working capital changes of $42.0 million in the first nine months of 2005, was largely responsible for the favorable comparison.

For the nine months ended September 30, 2006, net cash provided by investing activities was $6.5 million, compared to net cash used for investing activities of $36.7 million for the first nine months of 2005. In the first nine months of 2006, a decrease in our short-term investments provided $48.3 million in cash, as discussed above, and we used $37.2 million for capital spending. Capital spending in the first nine months of 2006 included $3.7 million for a new bathroom tissue line at our tissue converting facility in Elwood, Illinois, and $4.8 million toward the installation of coating equipment at our paperboard facility in Lewiston, Idaho. The balance of capital spending in the first nine months of 2006 focused on forest resources and various smaller projects designed to improve product quality and manufacturing efficiency. Cash was used in the first nine months of 2005 primarily for capital spending projects, partially offset by cash provided by a decrease in our short-term investments.

Net cash used for financing activities totaled $143.2 million for the nine months ended September 30, 2006, compared with $3.8 million during the same period in 2005. The cash used for financing in the first nine months of 2006 consisted of distributions to common stockholders of $146.1 million and the repayment of $7.8 million in long-term debt, which were slightly offset by the issuance of $6.3 million of common stock related to the exercise of stock options and a $3.2 million increase in book overdrafts. The majority of the cash used for financing activities in the first nine months of 2005 was for distributions to common stockholders, partially offset by the issuance of treasury stock related to the exercise of stock options.

In connection with our REIT conversion, we expect to increase our regular annual distribution rate from an aggregate amount of $17.5 million in 2005 to approximately $76 million in 2006. Based on historical operating results and taking into account planned increases in harvest activities on our Idaho timberlands, we expect to fund a substantial majority of these annual distributions using the cash flows from our REIT-qualifying timberland operations. Any shortfall between cash available for distribution from REIT operations and the anticipated initial annual distribution to stockholders of approximately $76 million is expected to be funded through cash on hand, bank borrowings, dividends from Potlatch TRS, or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our REIT operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it will be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of the lower harvest activity during winter and early spring. Significant decreases in timber prices or other factors that materially adversely affect the cash flows from our REIT operations could result in our inability to maintain the expected distribution rate.

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

Our current unsecured bank credit facility, which expires on December 22, 2008, provides for a revolving line of credit of up to $175 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of September 30, 2006, there were no borrowings outstanding under the revolving line of credit; however, approximately $14.4 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Loans under the credit facility bear interest at LIBOR plus between 0.625% and 1.625% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus up to 0.625% for other loans. Currently, we are eligible to borrow under the credit facility at LIBOR plus 0.875%.

The agreement governing our credit facility contains covenants that, among other things, limit to a certain degree the ability of Potlatch and its subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. We will be permitted to pay dividends under the terms of the credit facility so long as we remain in pro forma compliance with the financial covenants.

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of September 30, 2006.

	Covenant Requirement	Actual Ratio at September 30, 2006
Maximum Funded Indebtedness To Capitalization Ratio	55%	33.9%
Minimum Net Worth	80% of consolidated net worth at March 31, 2006 (1)	123.8%
Minimum Interest Coverage Ratio	2.75 to 1.00	5.56 to 1.00

(1)	The minimum requirement is 80% of consolidated net worth as of March 31, 2006, with an adjustment to the minimum requirement for the net cash proceeds, on a cumulative basis, of all equity issuances.

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

Potlatch and several of its subsidiaries are parties to the credit agreement and eligible to borrow thereunder, subject to the $175 million aggregate credit limit and continued compliance with debt covenants. Any borrowings by one of these entities under the credit facility reduces the credit available for all the entities. As a result, borrowings by Potlatch TRS under the credit facility would, until repaid, reduce the amount of borrowings otherwise available to Potlatch for purposes such as the funding of quarterly distributions.

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

In October 2005, Standard & Poor’s Ratings Services (S&P) downgraded our senior unsecured debt from BB+ to BB. Since the first quarter of 2003, Fitch, Inc. has rated our senior unsecured debt at BB+. Moody’s Investors Service Inc. has rated our senior unsecured debt at Ba1 and our senior secured subordinated debt at Ba2 since October 2004. Both Fitch and Moody’s affirmed their ratings, with stable outlooks, in October 2005. The interest rate we pay on some of our debt is influenced by our credit ratings. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” below for additional information.

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

As of September 30, 2006, we had no borrowings outstanding under our unsecured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

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

We currently have $100 million of credit sensitive debentures outstanding that pay interest to the debt holder based upon our credit ratings as established by S&P or Moody’s. The following table denotes the interest rate applicable based on various credit ratings:

Ratings
Moody’s	S&P	Applicable Rate(%)
Aaa	AAA	8.825
Aa1 – Aa3	AA+ - AA-	8.925
A1 – Baa2	A+ - BBB	9.125
Baa3	BBB-	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB-	13.500
B1 or lower	B+ or lower	14.000

On October 27, 2005, S&P announced that it had lowered our senior unsecured debt rating to BB from BB+. The rating downgrade caused the interest rate on our credit sensitive debentures to increase from 12.5% to 13.0%, effective October 27, 2005. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in October 2005.

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands)

	Expected Maturity Date (as of September 30, 2006)
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt:
Fixed rate	$—	$6,159	$209	$100,410	$11	$220,832	$327,621
Average interest rate	—%	6.1%	6.9%	13.0%	6.5%	6.9%	8.8%
Fair value at 9/30/06							$350,722

ITEM 4.	Controls and Procedures

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures are effective to meet the objective for which they were designed and operate at the reasonable assurance level.

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

On September 28, 2005, Ainsworth notified us by letter of its claims under the indemnification provisions of the asset purchase agreement between us and Ainsworth whereby Ainsworth purchased our OSB facilities. The claims involve alleged breaches of representations and warranties regarding the condition of certain of the assets sold to Ainsworth. On July 27, 2006, Ainsworth filed a complaint for breach of contract in the United States District Court for the Southern District of New York seeking an unspecified amount of monetary damages. The federal court case was subsequently dismissed voluntarily, and Ainsworth refiled its complaint in the Supreme Court of the State of New York for the County of New York on September 21, 2006. We believe the claim is without merit, and we will defend ourselves accordingly.

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. See Part I, Item 1A, “Risk Factors.”

ITEM 6.	Exhibits

The exhibit index is located on page 36 of this Form 10-Q.

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
Terry L. Carter
Controller
(Duly Authorized; Principal Accounting Officer)

Date: November 7, 2006

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit Number	Description
(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(b)[1]*	Potlatch Forest Products Corporation Severance Program for Executive Employees, amended September 15, 2006, filed as Exhibit (10)(b) to the Current Report on Form 8-K filed on September 21, 2006.

(10)(c)[1]*	Potlatch Corporation 2000 Stock Incentive Plan, amended September 16, 2006, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed on September 21, 2006.

(10)(e)[1]*	Potlatch Corporation 2005 Stock Incentive Plan, amended September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed on September 21, 2006.

(10)(h)[1]	Potlatch Corporation Benefits Protection Trust Agreement, amended September 16, 2006.

(10)(r)[1]*	Potlatch Corporation Management Performance Award Plan II, adopted September 16, 2006, filed as Exhibit (10)(r) to the Current Report on Form 8-K filed on September 21, 2006.

(10)(s)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors II, adopted September 16, 2006, filed as Exhibit (10)(s) to the Current Report on Form 8-K filed on September 21, 2006.

(10)(t)[1]*	Potlatch Forest Products Corporation Salaried Employees Supplemental Benefits Plan II, adopted September 15, 2006, filed as Exhibit (10)(t) to the Current Report on Form 8-K filed on September 21, 2006.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.

[1]	Management contract or compensatory plan, contract or arrangement.