Form 10-K
period 2006-12-31
POTLATCH CORP
filed 2007-02-23
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 1-32729

POTLATCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0156045
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 West Riverside Ave., Suite 1100
Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (509) 835-1500

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock	New York Stock Exchange
($1 par value)	Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒ Yes    ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2006, was approximately $1,418.6 million, based on the closing price of $37.75, as reported on the New York Stock Exchange Composite Transactions.

The number of shares of common stock outstanding as of January 31, 2007: 38,889,077 shares of Common Stock, par value of $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be dated on or about April 2, 2007, with the Commission in connection with the 2007 annual meeting of stockholders are incorporated by reference in Part III hereof.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.

Business

GENERAL

Potlatch Corporation is a real estate investment trust, or REIT, with approximately 1.5 million acres of timberlands in Arkansas, Idaho, Minnesota, Wisconsin and Oregon. Through a wholly-owned taxable subsidiary, Potlatch Forest Products Corporation, which we refer to in this report as Potlatch TRS, we also operate 13 manufacturing facilities that produce lumber and panel products and bleached pulp products, including paperboard and tissue products. Potlatch TRS also conducts a land sales and development business.

The company, as it exists today, is the result of two recent reorganization transactions. First, effective January 1, 2006, the predecessor to the company, or original Potlatch, restructured its operations to qualify for treatment as a REIT for federal income tax purposes. This restructuring primarily involved the transfer of our manufacturing and other non-timberland assets to Potlatch TRS. Second, on February 3, 2006, original Potlatch merged with and into another wholly-owned subsidiary, and as a result all of the stockholders of original Potlatch became stockholders of the company. Original Potlatch was incorporated in 1903. Although the company as currently constituted was incorporated in September 2005, it is the successor to the business of original Potlatch, and therefore we trace our origins to 1903 as well. For purposes of this report, any references to the “company,” “us,” “we,” and “our” include where the context requires both Potlatch Corporation and its predecessor, original Potlatch, as it existed prior to the merger, together with their respective subsidiaries.

As a REIT, we expect to derive most of our income from investments in real estate, including the sale of standing timber. Also as a REIT, we generally will not be subject to federal corporate income taxes on our income and gain from investments in real estate, including the revenue derived from the sale of timber that we distribute to our stockholders, thereby reducing our corporate-level taxes and substantially eliminating the double taxation on income and gain that usually results in the case of a distribution by a C corporation. We will, however, be subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2006) on sales of real property (other than timber) held by the REIT during the first ten years following the REIT conversion. We will continue to be required to pay federal corporate income taxes on earnings from our non-real estate investments, principally our manufacturing operations, which are now held by Potlatch TRS.

Prior to our REIT conversion on January 1, 2006, our businesses were organized into four reportable operating segments, as defined by Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures About Segments of an Enterprise and Related Information:” Resource; Wood Products; Pulp and Paperboard; and Consumer Products. Beginning January 1, 2006, the Resource segment was separated into two reportable business segments: Resource and Land Sales and Development. The new Resource segment consists of substantially all of the timberlands owned by the company, as well as those assets that are necessary to manage these timberlands. The primary business of the new Resource segment is the management of our timberlands to optimize the value of all possible revenue producing opportunities while at the same time adhering to our strict standards of stewardship responsibilities. Management activities include, but are not limited to, planting trees, harvesting trees, building and maintaining roads, development of management plans, recreation lease management, and monitoring contract compliance. The new Land Sales and Development segment consists of the sale of selected non-strategic land parcels, including sales of land for higher and better use purposes. Results for this segment depend on the timing of closing of transactions for properties we identify as having higher and better use values. Discussion of each of our segments is included on pages 4-7.

Information relating to the amounts of revenues, operating income (loss) and identifiable assets attributable to each of our operating segments for 2004-2006 is included in Note 15 to the consolidated financial statements on pages 77-79 of this report.

2   /   POTLATCH CORPORATION

Interested parties may access our periodic and current reports filed with the Securities and Exchange Commission, or SEC, at no charge, by visiting our website, www.potlatchcorp.com. In the menu select Investor Resources and Corporate Governance, then select SEC Filings. Information on our website is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, cash flows, distributions, compliance with REIT tax rules, costs, manufacturing output, capital expenditures, timber harvest levels, future land sales, like-kind exchanges and tax consequences, and other timber supply issues. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect management’s current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to:

•	changes in timber harvest levels on our lands

•	changes in timber prices

•	changes in timberland values

•	changes in policy regarding governmental timber sales

•	changes in the United States and international economies

•	changes in exchange rates between the U.S. dollar and other currencies

•	changes in the level of construction activity

•	changes in tariffs, quotas and trade agreements involving wood products

•	changes in worldwide demand for our products

•	changes in worldwide production and production capacity in the forest products industry

•	competitive pricing pressures for our products

•	unanticipated manufacturing disruptions

•	changes in general and industry-specific environmental laws and regulations

•	unforeseen environmental liabilities or expenditures

•	weather conditions

•	changes in raw material, energy and other costs

•	the ability to satisfy complex rules in order to remain qualified as a REIT

•	changes in tax laws that could reduce the benefits associated with REIT status.

Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

2006 FORM 10-K   /   3

RESOURCE SEGMENT

The Resource segment manages approximately 1.5 million acres of timberlands we own in Arkansas, Idaho, Minnesota, Wisconsin and Oregon. The timberlands include a wide diversity of softwood and hardwood species. In Arkansas we own approximately 470,000 acres of timberlands. Primary species on these lands include southern yellow pine, red oak, white oak and other hardwoods. We own approximately 665,000 acres of timberlands in the northern portion of the state of Idaho. Primary species on these lands include grand fir, inland red cedar, Douglas fir, ponderosa pine, western larch, Engelmann spruce and western white pine. We own approximately 312,000 acres of timberlands in Minnesota, comprised primarily of aspen and other mixed hardwoods and pine. We are the largest private landowner in Idaho and Minnesota. Our Wisconsin timberlands, which were purchased in January 2007, consist of approximately 76,000 acres of pine and hardwood, primarily aspen. In Oregon we own approximately 17,000 acres of land containing a hybrid poplar plantation.

The main focus of the segment is centered on three key areas: increasing harvest levels in ways that ensure long-term sustainability while maintaining the highest stewardship standards in the industry; increasing timber harvest levels in times of strong market demand or decreasing harvest levels in times of weak demand; and seeking acquisitions that complement our existing land base.

In 2006, the segment sold wood fiber at market prices to our manufacturing facilities. We believe the use of market prices as the internal transfer price maximizes our timber value and motivates management of our manufacturing segments to optimize operating efficiencies and identify profitable markets in which to compete. The amount of the segment’s sales to our manufacturing facilities, which accounted for 61% of the Resource segment’s total revenues in 2006, varied significantly among the segment’s operations, from a low of approximately 24% of our Minnesota Resource revenues to approximately 72% of our Idaho Resource revenues. The Resource segment also provided fiber procurement services to some of our manufacturing facilities.

The segment also sold logs and pulpwood to a variety of forest products companies located near our timberlands using an assortment of marketing methodologies that maximized the value of the products being sold. The marketing methodologies included stumpage sales, delivered log sales and pay-as-cut sales. The segment’s customers range in size from small operators to multinational corporations. The segment competes with owners of timberlands that operate in areas adjacent to or near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States. The segment competes principally on the basis of log quality, distance to market, customer service and price.

Beginning in the fourth quarter of 2005, our 17,000 acre hybrid poplar plantation in Boardman, Oregon, transitioned from a development stage to an operating stage. As a result, we increased our harvest of wood fiber in 2006, and we expect to increase our harvest and sale of wood fiber over the next two to four years to a sustainable annual harvest level of approximately 340,000 tons in order to increase our cash flow from the plantation operations. Although our 2006 revenue from the operation consisted largely of the sale of wood chips, our strategy for the plantation is to produce high quality logs for conversion into higher value, non-structural lumber products, such as furniture and moldings. It is our belief that hybrid poplar lumber will serve as a cost-competitive alternative to other regional hardwood species, mainly red alder, which are in tight supply. We are in the process of seeking outside parties with hardwood manufacturing and marketing experience to match their capital and expertise with our sustainable poplar resource, which is capable of providing logs suitable for the manufacturing of high value clear lumber, veneer or engineered wood products. However, because there are no other producers of hybrid poplar sawlogs in the United States, it is uncertain whether we will be successful in developing an adequate market for hybrid poplar lumber.

The amount of timber harvested from company-owned lands is guided by our commitment to sustainable forest management. By continually improving silvicultural techniques, we have been able to increase the sustainable level of wood fiber produced per acre from our timberlands.

4   /   POTLATCH CORPORATION

We manage harvest levels on our timberlands in a manner that assures long-term sustainability. In 2006, all our timberlands were certified under three different environmental certification programs: Forest Stewardship Council, or FSC; International Standardization Organization, or ISO; and Sustainable Forestry Initiative, or SFI. As a participant in these programs, we adhere to the collective principles of all of them. These principles include, but are not limited to: commitments to sustainable forestry, responsible practices, forest health and productivity, and protection of special sites.

These certifications aid us in marketing our products to customers who require that products they purchase for resale come from sustainably managed forests. In 2006, our sales of FSC certified products increased significantly over 2005. Most of these sales were at significant margins over average market prices.

LAND SALES AND DEVELOPMENT SEGMENT

The Land Sales and Development segment consists of the sale of selected non-strategic land parcels, including sales of land for higher and better use purposes. Sales of conservation easements are also included in this segment. Results for the segment depend on the timing of closing of transactions for properties we identify as having higher and better use values. Any land development activities that may occur will be undertaken by Potlatch TRS. The Land Sales and Development segment also plays an active role in negotiations for major timberland acquisitions.

One of the main focuses of this segment is to continually assess the use of each of our lands to manage them proactively for the highest value. In December 2006, we completed an initial assessment of all of our 1.5 million acres of land. The following tools were used in assessing our lands:

•	Electronic analysis, using Geographic Information Systems

•	On-the-ground analysis and verification of modeling assumptions

•	Certain measured and ranked attributes, such as timber potential, recreational influences, accessibility, special features and population and demographic trends

As a result of the assessment of our lands, we identified 250,000 to 300,000 acres, or approximately 17% to 20% of our land, as having values that are potentially greater than for timberland. Sales of these lands are expected to occur within the next 10 years, with the goal of utilizing like-kind exchange transactions for tax efficiency, thus maximizing cash flows. We expect to sell 15,000 to 20,000 acres in 2007.

In December 2006, we granted a conservation easement covering a small portion of our Arkansas timberlands to the Nature Conservancy. As a result, we recognized $6.7 million of Arkansas conservation easement revenue in 2006. We also finalized a conservation easement on a small portion of our Minnesota timberlands in 2006 and recognized conservation easement revenue of $1.1 million.

In December 2006, we entered into a definitive agreement to acquire 76,000 acres of prime timberland in Wisconsin for $64.5 million from Tomahawk Timberlands, LLC, and Tomahawk Highlands, LLC. The transaction closed in January 2007. This is our first significant purchase of timberland by us in more than a decade, and its location and high-value mature timber complement our existing timberland holdings in Minnesota. The timberland is located in the north-central part of the state, contains well-managed hardwoods and is made up of diverse age classes with significant amounts of mature timber. The timberland also has prime recreational values, and the majority of the land is concentrated in contiguous blocks located less than a five hour drive from Chicago and Minneapolis.

2006 FORM 10-K   /   5

As discussed above, we expect to use Internal Revenue Code section 1031 like-kind exchanges whenever possible to match sales of our land having values greater than for timberland with acquisitions of land that has strategic benefits to us. For example, the Wisconsin timberland purchase allowed us to utilize a section 1031 like-kind exchange and not be subject to built-in-gains tax on the Arkansas conservation easement sale in 2006. We also expect to use the Wisconsin land purchase for section 1031 like-kind exchanges of land we expect to sell in the first half of 2007.

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

We are a significant producer of bleached paperboard in the United States, where we compete with at least five other domestic pulp and paperboard producers. We have approximately 12% of the available domestic bleached paperboard capacity. The business is capital intensive, which leads to high fixed costs. As a result, production generally continues as long as selling prices cover variable costs.

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

We also produce and sell bleached softwood market pulp, which is used as the basis for many paper products. We are not among the larger manufacturers of softwood market pulp in the United States.

We utilize various methods for the sale and distribution of our paperboard and softwood pulp. In general, we sell paperboard to packaging converters domestically through sales offices located throughout the United States. The majority of our international paperboard sales are made in Japan, China, Taiwan, Australia and other Southeast Asian countries through sales representative offices. The majority of softwood market pulp sales are made through agents. Our principal methods of competing are product quality, customer service and price.

CONSUMER PRODUCTS SEGMENT

The Consumer Products segment produces and markets household tissue products. A description of the facilities used to produce these products is included under Item 2 of this report.

6   /   POTLATCH CORPORATION

Our tissue products are manufactured on three machines at our facility in Lewiston, Idaho, as well as one machine at our facility in Las Vegas, Nevada. The tissue is then converted into packaged tissue products at three converting facilities in Lewiston, Las Vegas, and Elwood, Illinois. In 2006, approximately 60% of the pulp we used to make our tissue products was obtained from our Lewiston pulp mill. The remaining portion was purchased on the open market and consisted primarily of hardwood pulp, which enhances the quality of certain grades of tissue.

We are a significant producer of private label household tissue products in the United States. In 2006, we produced approximately 50% of the total private label tissue products sold in grocery stores in the United States. We compete with at least three companies that are much larger than us who sell national brand tissue products, as well as commercial, industrial and private label products. We also compete with other companies that sell regional brand products and commercial, industrial and private label products. Our household tissue products, comprised of facial and bathroom tissues, paper towels and napkins, are packaged to order for retail chains, wholesalers and cooperative buying organizations throughout the United States and, to a lesser extent, Canada. These products are sold to consumers under our customers’ own brand names. We sell a majority of our tissue products to three national grocery store chains. We do not have long-term supply contracts with any of these national chains and the loss of one or more of these customers could have a material adverse effect upon the operating results of the Consumer Products segment.

We sell tissue products to major retail outlets, primarily through brokers. Our principal methods of competing are product quality, customer service and price.

RAW MATERIALS

For our manufacturing operations, the principal raw material used is wood fiber, which is obtained from our Resource segment and purchased on the open market. Our Wood Products segment purchases a portion of its log needs from outside sources. Our Pulp and Paperboard segment purchases a substantial amount of wood chips and sawdust from third parties for use in the production of pulp. Our Consumer Products segment purchases several varieties of pulp from third parties, in addition to pulp provided by our Pulp and Paperboard segment, for use in manufacturing tissue products.

Information regarding 2006 fee harvests, purchases of wood fiber from third parties and sales of wood fiber to third parties are contained in the table below:

	FEE TIMBER HARVESTED (TONS)*	PURCHASED FIBER (TONS)	TOTAL	TONS SOLD TO THIRD PARTIES
Sawlogs	2,503,000	2,527,000	5,030,000	1,253,000
Pulpwood	963,000	917,000	1,880,000	836,000
Total	3,466,000	3,444,000	6,910,000	2,089,000

*	The term “Fee Timber Harvested” refers to timber harvested on properties owned by Potlatch, as distinguished from “Purchased Fiber,” which is purchased from third parties.

In 2006, we harvested fee timber in two regions of the United States: the Northern region, consisting of our Idaho, Minnesota and Oregon timberlands; and the Southern region, consisting of our Arkansas timberlands. Beginning in 2007, due to the acquisition of the Wisconsin timberlands, the Northern region will also include our Wisconsin timberlands. The following table presents our total 2006 fee timber harvest by region:

	FEE TIMBER HARVESTED (TONS)
	SAWLOGS	PULPWOOD	TOTAL
Northern region	1,940,000	626,000	2,566,000
Southern region	563,000	337,000	900,000
Total	2,503,000	963,000	3,466,000

2006 FORM 10-K   /   7

In 2006, approximately 551,000 tons of the total 3,444,000 tons of purchased sawlogs and pulpwood were acquired directly from timberlands owned by federal, state and local governments. Wood fiber acquisitions from these sources occur in market transactions at current market prices. We generally do not maintain long-term supply contracts for a significant volume of timber.

Timber from our lands, together with outside purchases, is presently adequate to support our manufacturing operations. Beginning in the early 1990s and continuing to the present, the timber supply from federal lands has diminished, largely due to environmental pressures. The resultant reduction in supply has increased the demand for logs from private timberlands. Although the supply of timber available from federal lands has recently stabilized, the future available supply cannot be predicted, and thus the long-term effect on our earnings cannot be predicted.

The volume and value of timber that can be harvested from our lands may be affected by natural disasters such as fire, insect infestation, disease, ice storms, wind storms, floods and other weather conditions and causes. We assume substantially all risk of loss from fire and other hazards on the standing timber we own, as do most owners of timber tracts in the United States, because insuring for such losses is not practicable.

SEASONALITY

Our Resource segment log and pulpwood production is typically lower in the first and second quarters of each year, as winter rains in the Southern region and spring thaws in the Northern region limit timber harvesting operations due to softened roadbeds, which restrict access to logging sites. Demand for our wood products typically decreases in the winter months when construction activity is slower, and increases in the spring, summer and fall when construction activity is generally higher. Our pulp, paperboard and tissue products are generally not affected by seasonal changes, although a number of our paperboard contracts are renewed at the beginning of each year.

ENVIRONMENTAL

Information regarding environmental matters is included under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 42-43 of this report.

EMPLOYEES

As of December 31, 2006, we had approximately 3,900 employees. The workforce consisted of approximately 900 salaried, 2,900 hourly and 100 temporary or part-time employees. As of December 31, 2006, approximately 53% of the workforce was covered under collective bargaining agreements.

Hourly union labor contracts expiring in 2007 are set forth below:

CONTRACT EXPIRATION DATE	LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
June 30	Resource Division, Greenhouse Lewiston, Idaho	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union	16
September 1	Pulp and Paperboard Division, Fire Department Lewiston, Idaho	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union	12

As of the date of this report, we were still in the process of negotiating a new contract with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, covering approximately 980 hourly employees at our Pulp and Paperboard and Consumer Products operations in Lewiston, Idaho. Also as of the date of this report, we were still in the process of negotiating a new contract with the International Brotherhood of Electrical Workers,

8   /   POTLATCH CORPORATION

covering approximately 50 employees at our Pulp and Paperboard and Consumer Products operations in Lewiston. The previous contracts expired on September 1, 2006.

ITEM 1A.

Risk Factors

Investing in our common stock involves a significant degree of risk. Investors should carefully consider the risks and uncertainties presented under the following captions in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II of this report: “REIT Conversion,” “REIT-Related Risk Factors,” and “Factors Influencing Our Results of Operations and Cash Flows,” all of which are incorporated herein by reference.

ITEM 1B.

Unresolved Staff Comments

Not applicable.

2006 FORM 10-K   /   9

ITEM 2.

Properties

For information regarding our timberlands, see the discussion under the heading “Resource Segment” on pages 4-5 of this report. Our principal manufacturing facilities at December 31, 2006, which are all owned by us except as noted, together with their respective 2006 annual capacities and production, are as follows:

	CAPACITYA	PRODUCTIONA
WOOD PRODUCTS
Sawmills:
Prescott, Arkansas	225,000 mbf	198,000 mbf
Warren, Arkansas	200,000 mbf	158,000 mbf
Lewiston, Idaho	200,000 mbf	200,000 mbf
St. Maries, Idaho	120,000 mbf	116,000 mbf
Gwinn, Michigan	170,000 mbf	167,000 mbf
Bemidji, Minnesota	105,000 mbf	102,000 mbf
Plywood MillB:
St. Maries, Idaho	160,000 msf	157,000 msf
Particleboard MillC:
Post Falls, Idaho	70,000 msf	68,000 msf

PULP AND PAPERBOARD
Pulp Mills:
Cypress Bend, Arkansas	295,000 tons	288,000 tons
Lewiston, Idaho	545,000 tons	542,000 tons
Bleached Paperboard Mills:
Cypress Bend, Arkansas	315,000 tons	310,000 tons
Lewiston, Idaho	425,000 tons	419,000 tons

CONSUMER PRODUCTS
Tissue Mills:
Lewiston, Idaho	180,000 tons	174,000 tons
Las Vegas, Nevada	33,000 tons	31,000 tons
Tissue Converting Facilities:
Lewiston, Idaho	100,000 tons	98,000 tons
Elwood, IllinoisD	43,000 tons	31,000 tons
Las Vegas, Nevada	50,000 tons	47,000 tons

A	mbf stands for thousand board feet; msf stands for thousand square feet.

B	3/8 inch panel thickness basis.

C	3/4 inch panel thickness basis.

D	The building located at this facility is leased by Potlatch, while the operating equipment located within the building is owned by Potlatch.

10   /   POTLATCH CORPORATION

ITEM 3.

Legal Proceedings

In March, April and May 2006, a series of private antitrust lawsuits were filed against us and seven other manufacturers of oriented strand board, or OSB, by plaintiffs who claim they purchased OSB at artificially high prices. The cases purport to be class actions brought on behalf of direct and indirect purchaser classes. The complaints allege that the defendant OSB manufacturers violated federal and state antitrust laws by purportedly conspiring from mid-2002 to the present to drive up the price of OSB. The indirect purchaser complaints also allege that defendants violated various states’ unfair competition laws and common law. The cases generally have been consolidated into two Consolidated Amended Class Action Complaints in the United States District Court for the Eastern District of Pennsylvania under the caption In Re OSB Antitrust Litigation. Each consolidated complaint seeks an unspecified amount of monetary damages to be trebled as provided under the antitrust laws and other relief. We believe the claims are without merit, and we will defend ourselves accordingly. We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004.

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

I TEM 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information as of March 1, 2007, and for at least the past five years concerning the executive officers of the company is as follows:

Michael J. Covey (age 49), was elected President and Chief Executive Officer, and a director of the company, effective in February 2006, and has served as Chairman of the Board, President and Chief Executive Officer of the company since January 2007. Prior to February 2006, he was employed by Plum Creek Timber Company, Inc., for 23 years, where he had served most recently as Executive Vice President since August 2001.

William R. DeReu (age 40), has served as Vice President, Land Sales and Development, since May 2006. Prior to May 2006, he was employed by Plum Creek Timber Company, Inc., and served as Director, National Land Asset Management Services from February 2006 through April 2006. From December 2002 through February 2006, he was Senior Land Asset Manager, Lake States Region, at Plum Creek. From March 1997 through December 2002, he was Land Asset Manager, Montana, at Plum Creek.

2006 FORM 10-K   /   11

Robert P. DeVleming (age 54), has served as Vice President, Consumer Products, since October 2004. From May 2003 through October 2004, he was Vice President, Sales, Consumer Products Division. From August 2002 through May 2003, he was Vice President, Tissue Expansion, Consumer Products Division. From May 1999 through August 2002, he was Vice President, Marketing and Sales, Consumer Products Division. He has been with the company for 28 years.

Richard K. Kelly (age 59), has served as Vice President, Wood Products, since July 1999. He has been with the company for 31 years.

Pamela A. Mull (age 52), has served as Vice President, General Counsel and Corporate Secretary since July 2006. From March 2006 to July 2006, she was Vice President and General Counsel. Prior to March 2006, she served as Associate General Counsel. She has been with the company for 17 years.

Harry D. Seamans (age 53), has served as Vice President, Pulp and Paperboard, since January 2003. From March 2000 through December 2002, he was Arkansas Pulp and Paperboard Mill Manager. He has been with the company for 29 years.

Brent L. Stinnett (age 59), has served as Vice President, Resource Management, since August 2006. Prior to August 2006, he was employed by Plum Creek Timber Company, Inc., and served as Vice President and General Manager of the Gulf South region for Plum Creek from May 2002 through July 2006. From November 1997 through May 2002, he was General Manager of the Gulf South region for Plum Creek.

Gerald L. Zuehlke (age 58), has served as Vice President and Chief Financial Officer since June 2000. From June 1994 through March 2004, he served as Treasurer. He has been with the company for 35 years.

NOTE: The term of office of the officers of the company expires at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

12   /   POTLATCH CORPORATION

Part II

ITEM 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The company’s common stock is traded on the New York and Chicago Stock Exchanges. The quarterly and yearly high and low sales price per share of our common stock, as reported in the New York Stock Exchange Composite Transactions for 2006 and 2005, as well as regular quarterly distribution payments per share for 2006 and 2005, were as follows:

	2006			2005
QUARTER	HIGH	LOW	DISTRIBUTIONS	HIGH	LOW	DISTRIBUTIONS
1st	$54.26	$34.69	$15.80	$50.88	$45.03	$0.15
2nd	43.17	36.57	0.49	55.47	44.37	0.15
3rd	39.16	33.65	0.49	59.07	51.20	0.15
4th	44.94	36.67	0.49	52.88	43.45	0.15

The high share price for the first quarter of 2006 and all of the share prices for 2005 shown above do not reflect the effect of a $15.15 per common share special earnings and profit, or E&P, distribution that was paid on March 31, 2006. The high share price for the first quarter of 2006 and the high and low share prices for 2005 likely would have been lower had the special E&P distribution occurred at the beginning of all periods presented above. As an illustration, on February 9, the date prior to the ex-dividend date with respect to the special E&P distribution, the closing share price of our common stock was $50.35. On February 10, 2006, the ex-dividend date with respect to the special E&P distribution, the closing share price of our common stock was $36.78. A full discussion of our special E&P distribution is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II of this report under the heading “REIT Conversion.”

There were approximately 1,310 stockholders of record at January 31, 2007.

The board of directors reviews and approves distributions by the company. The board considers a variety of factors in determining the distribution rate, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations and borrowing capacity. Consequently, the level of distributions to our stockholders may fluctuate and any reduction in the distribution rate may adversely affect our stock price.

In connection with the REIT conversion, we increased our regular quarterly distributions to stockholders to approximately $19.0 million, or $0.49 per common share, in 2006, compared with the regular quarterly dividends for 2005 of approximately $4.4 million, or $0.15 per common share.

Reference is made to the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of this report, under the heading “Liquidity and Capital Resources” of (i) the covenants in our unsecured bank credit facility with which we must remain in compliance in order to make cash distributions and (ii) the REIT tax rules, which under certain circumstances may restrict our ability to receive dividends from Potlatch TRS, our taxable REIT subsidiary.

There are currently no authorized repurchase programs in effect under which the company may repurchase shares.

The table containing equity compensation plan information set forth in Item 12 of Part III of this report is incorporated herein by reference.

2006 FORM 10-K   /   13

I TEMS 6, 7, 7A and 8

The information called for by Items 6, 7, 7A and 8, inclusive, of Part II of this form is contained in the following sections of this report at the pages indicated below:

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.

Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report on Form 10-K. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures are effective to meet the objective for which they were designed and operate at the reasonable assurance level.

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

14   /   POTLATCH CORPORATION

Our management, with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on pages 82-83.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

I TEM 9B.

Other Information

None.

2006 FORM 10-K   /   15

Part III

ITEM 10.

Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement, to be dated on or about April 2, 2007, for the 2007 annual meeting of stockholders, referred to in this report as the 2007 Proxy Statement, which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement and is incorporated herein by reference.

We have adopted a Corporate Conduct and Ethics Code that applies to all directors and employees. You can find our Corporate Conduct and Ethics Code on our website by going to the following address: www.potlatchcorp.com, selecting Investor Resources and Corporate Governance, and then selecting the link for Corporate Conduct and Ethics Code. We will post any amendments, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our website. To date, no waivers of the Corporate Conduct and Ethics Code have been considered or granted.

Our board of directors has adopted Corporate Governance Guidelines and charters for the board of directors’ Audit Committee, Executive Compensation and Personnel Policies Committee, and Nominating and Corporate Governance Committee. You can find these documents on our website by going to the following address: www.potlatchcorp.com, selecting Investor Resources and Corporate Governance, and then selecting the appropriate link.

You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

Potlatch Corporation

Attention: Corporate Secretary

601 West Riverside Ave., Suite 1100

Spokane, Washington 99201

Telephone: (509) 835-1500

The Audit Committee of our board of directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. As of December 31, 2006, the members of that committee were Boh A. Dickey (Chair), Ruth Ann M. Gillis, Jerome C. Knoll, and Gregory L. Quesnel. The board of directors has determined that Mr. Dickey is an “audit committee financial expert” and that he and all of our Audit Committee members are “independent” as defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange.

ITEM 11.

Executive Compensation

Information set forth under the heading “Compensation Discussion and Analysis” in the 2007 Proxy Statement is incorporated herein by reference.

16   /   POTLATCH CORPORATION

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading “Stock Ownership” in the 2007 Proxy Statement is incorporated herein by reference.

The following table provides certain information as of December 31, 2006, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS[1]	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	1,635,174	$26.16	1,028,489
Equity compensation plans not approved by security holders	—	—	—
Total	1,635,174	$26.16	1,028,489

[1]

Includes 731,348 performance shares and 28,401 restricted stock units, or RSUs, which are the maximum number of shares that could be awarded under the performance share and RSU programs, not including future dividend equivalents. Performance shares and RSUs are not included in the weighted average exercise price calculation.

ITEM 13.

Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions that are required to be reported.

The information required by this item regarding director independence is included under the heading, “Board of Directors,” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.

Principal Accounting Fees and Services

Information set forth under the heading “Fees Paid to Independent Auditor in 2006 and 2005” in the 2007 Proxy Statement is incorporated herein by reference.

2006 FORM 10-K   /   17

PART IV

ITEM 15.

Exhibits, Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 20 of this report.

FINANCIAL STATEMENT SCHEDULES

Our financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 20 of this report.

EXHIBITS

Exhibits are listed in the Exhibit Index on pages 85-88 of this report.

18   /   POTLATCH CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCH CORPORATION

(Registrant)

By	/S/ MICHAEL J. COVEY
Michael J. Covey
Chairman of the Board, President and Chief Executive Officer

Date: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2007, by the following persons on behalf of the registrant in the capacities indicated.

BY	/S/ MICHAEL J. COVEY	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Michael J. Covey

BY	/S/ GERALD L. ZUEHLKE	Vice President and Chief Financial Officer (Principal Financial Officer)
Gerald L. Zuehlke

BY	/S/ TERRY L. CARTER	Controller (Principal Accounting Officer)
Terry L. Carter

	*	Director
Boh A. Dickey

	*	Director
William L. Driscoll

	*	Director
Ruth Ann M. Gillis

	*	Director
Jerome C. Knoll

	*	Director
John S. Moody

	*	Director
Lawrence S. Peiros

	*	Director
Gregory L. Quesnel

	*	Director
Michael T. Riordan

	*	Director
Judith M. Runstad

	*	Director
Dr. William T. Weyerhaeuser

*By	/S/ PAMELA A. MULL
Pamela A. Mull (Attorney-in-fact)

2006 FORM 10-K   /   19

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedules

The following documents are filed as part of this report:

PAGE NUMBER
Selected Financial Data	21

Management’s Discussion and Analysis of Financial Condition and Results of Operations	22–44

Consolidated Financial Statements:
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	47
Consolidated Balance Sheets at December 31, 2006 and 2005	48
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	49
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	50
Summary of Principal Accounting Policies	51–56
Notes to Consolidated Financial Statements	57–80
Reports of Independent Registered Public Accounting Firm	81–83

Schedules:
II. Valuation and Qualifying Accounts	84
All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

20   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Selected Financial Data

(Dollars in thousands – except per-share amounts)

	2006	2005	2004	2003	2002
Revenues	$1,607,827	$1,501,881	$1,356,371	$1,195,928	$1,109,678
Earnings (loss) from continuing operations	139,110	32,964	15,330	(3,842)	(41,221)
Net earnings (loss)	139,110	32,964	271,249	50,727	(234,381)
Working capital	160,255	255,256	254,409	305,627	260,235
Current ratio	1.8 to 1	2.7 to 1	2.7 to 1	2.8 to 1	2.1 to 1
Long-term debt (including current portion)	$327,631	$335,454	$336,522	$618,785	$638,252
Stockholders’ equity	577,859	705,148	671,389	470,851	430,791
Long-term debt to stockholders’ equity ratio	0.6 to 1	0.5 to 1	0.5 to 1	1.3 to 1	1.5 to 1
Capital expenditures	$53,684	$105,574	$48,900	$76,090	$48,924
Total assets	1,457,607	1,628,177	1,594,066	1,596,916	1,624,141
Basic earnings (loss) from continuing operations per common share	$3.81	$1.13	$.52	$(.13)	$(1.45)
Basic net earnings (loss) per common share	3.81	1.13	9.23	1.77	(8.23)
Average common shares outstanding (in thousands)	36,465	29,120	29,397	28,706	28,462
Diluted earnings (loss) from continuing operations per common share	$3.79	$1.13	$.52	$(.13)	$(1.45)
Diluted net earnings (loss) per common share	3.79	1.13	9.19	1.77	(8.23)
Average common shares outstanding, assuming dilution (in thousands)	36,672	29,252	29,515	28,718	28,462
Distributions/Dividends per common share[1]	$17.27	$.60	$3.10	$.60	$.60

[1]

Distributions for 2006 included a special E&P distribution of $15.15 per common share, paid with a combination of cash and shares of the company’s common stock. Dividends for 2004 included a special cash dividend of $2.50 per common share.

Certain amounts for 2002 through 2005 have been reclassified to conform to the 2006 presentation.

2006 FORM 10-K   /   21

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Potlatch is a real estate investment trust, or REIT, that owns and manages approximately 1.5 million acres of timberlands located in Arkansas, Idaho, Minnesota, Wisconsin and Oregon. We are also engaged in the production of commodity wood products and bleached pulp products. We completed our conversion to a REIT effective January 1, 2006. As a REIT, we expect to be better able to compete for timberland acquisitions against other tax-advantaged entities, and we believe that our stockholders will benefit from the increased distributions we expect to make as a REIT. Our regular quarterly distributions increased to approximately $19.0 million in 2006, compared to approximately $4.4 million in 2005.

As of December 31, 2006, our business was organized into five segments:

•

The Resource segment consists of substantially all of our timberlands, as well as those assets necessary to manage these timberlands. The primary business of the segment is the management of our timberlands to optimize the value of all possible revenue producing opportunities while at the same time adhering to our strict standards of stewardship responsibilities. Management activities include, but are not limited to, planting trees, harvesting trees, building and maintaining roads, development of management plans, recreation lease management, and monitoring contract compliance. In 2006, Resource segment revenues were $294.2 million, representing approximately 16% of our revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $179.9 million in 2006.

In December 2006, we entered into a definitive agreement to acquire 76,000 acres of prime timberland in Wisconsin for $64.5 million from Tomahawk Timberlands, LLC, and Tomahawk Highlands, LLC. The transaction closed in January 2007. This was our first significant purchase of timberland in more than a decade.

•

The Land Sales and Development segment consists of the sale of selected non-strategic land parcels, including sales of land for higher and better use purposes. Results for this segment depend on the timing of closing of transactions for properties we identify as having higher and better use values. Land Sales and Development segment revenues for 2006 were $13.6 million. The segment did not have intersegment revenues in 2006. Any land development activities that may occur will be undertaken by Potlatch TRS.

•

The Wood Products segment manufactures lumber, plywood and particleboard at eight mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment revenues were $497.0 million in 2006, representing approximately 27% of our revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $16.0 million in 2006.

•

The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment revenues were $614.2 million in 2006, representing approximately 33% of our revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $52.1 million in 2006.

•

The Consumer Products segment manufactures tissue products primarily sold on a private label basis to major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and one additional converting facility located in Illinois. Consumer Products segment revenues were $436.9 million in 2006, representing approximately 24% of our revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $0.1 million in 2006.

22   /   POTLATCH CORPORATION

In September 2004, we sold our OSB mills and related assets in Bemidji, Cook and Grand Rapids, Minnesota, to Ainsworth Lumber Co. Ltd. for approximately $452 million in cash, after closing adjustments. Our consolidated financial statements and this discussion reflect the classification of the OSB operations as discontinued operations for all periods presented. Our discontinued operations generated after-tax operating earnings of $92.8 million for the year ended December 31, 2004. Cash flows generated by discontinued operations totaled $585.0 million for the year ended December 31, 2004. There were no discontinued operations in 2005 or 2006.

The majority of the proceeds from the sale of the OSB operations in 2004 were used to retire $281.8 million of debt, make a pension contribution of $57.9 million, pay a special cash dividend of $2.50 per common share, which totaled approximately $75 million, and repurchase $75 million of company stock through an accelerated stock repurchase program. The retirement of the debt decreased our interest expense in subsequent periods and improved our standing under financial ratios contained in the financial maintenance covenants in our unsecured bank credit facility.

REIT CONVERSION

Effective January 1, 2006, we restructured our operations to qualify for treatment as a real estate investment trust, or REIT, for federal income tax purposes. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us will primarily include income from the sale of standing timber. Accordingly, prior to our REIT conversion we transferred to our wholly-owned taxable REIT subsidiary, Potlatch Forest Products Corporation, which we refer to in this report as Potlatch TRS, substantially all of our non-timberland assets, consisting primarily of our manufacturing facilities engaged in the manufacturing of wood products, pulp and paperboard and tissue products, assets previously used by us for the harvesting of timber and the sale of logs, and selected land parcels that we expect will be sold or developed for higher and better use purposes. Our use of Potlatch TRS, which is taxed as a C corporation, will enable us to continue to engage in these non-REIT qualifying businesses without violating the REIT requirements. In connection with this restructuring, our subsidiary that holds our timberlands agreed to sell standing timber to Potlatch TRS at fair market prices.

As a REIT, generally we will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We increased our regular quarterly distributions from an average of approximately $4.4 million in 2005 to approximately $19.0 million in 2006. Distributions are determined and declared by the board of directors based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations and borrowing capacity. Consequently, the level of future distributions to our stockholders may fluctuate, and any reduction in the distribution rate may adversely affect our stock price.

Under the REIT rules, to remain qualified as a REIT, a REIT must distribute, within a certain period after the end of each year, 90% of its ordinary taxable income for such year. We anticipate that our REIT income in the foreseeable future will consist primarily of net capital gains resulting from payments to be received under timber cutting contracts with Potlatch TRS and third parties, and not ordinary taxable income. Therefore, unlike most REITs, we may not be required to distribute material amounts of cash to remain qualified as a REIT. If, after giving effect to our distributions, we have not distributed an amount equal to 100% of our ordinary taxable income and net capital gains income, then we would be required to pay tax on the undistributed portion of such taxable income at regular corporate tax rates. In this case, our stockholders could be required to include their proportionate share of any undistributed capital gain in income and would receive a credit or refund for their share of the tax paid by us.

As a consequence of our conversion to a REIT, we were not permitted to retain earnings and profits accumulated during years when we were taxed as a C corporation. Therefore, in order to remain qualified as a REIT, we distributed these earnings and

2006 FORM 10-K   /   23

profits by making a one-time special distribution to stockholders, which we refer to as the special E&P distribution, in the first quarter of 2006. The special E&P distribution, with an aggregate value of approximately $445 million, consisted of $89 million in cash and approximately 9.1 million shares of Potlatch common stock valued at $356 million.

Although as a REIT our taxes are expected to be significantly lower than those of a C corporation, if during the ten year period following the REIT conversion we sell any property not transferred to Potlatch TRS, other than through the utilization of an Internal Revenue Code section 1031 like-kind exchange or other than the sale of standing timber pursuant to a timber cutting contract, we will be subject to a corporate level federal income tax at the highest regular corporate rate on an amount equal to the excess of (i) the fair market value of the disposed property as of January 1, 2006, over (ii) our adjusted income tax basis in such property as of that date.

We will also continue to be required to pay federal corporate income taxes on income from our non-real estate investments, principally the operations of Potlatch TRS. Our use of Potlatch TRS enables us to continue to engage in non-REIT qualifying business activities. However, under the Internal Revenue Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries. This limitation may affect our ability to make investments in our manufacturing operations or in other non-REIT qualifying operations.

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

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations, including satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements, on a continuing basis. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we will remain qualified as a REIT.

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

If in any taxable year we fail to remain qualified as a REIT,

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income; and

•	we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.

24   /   POTLATCH CORPORATION

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

In order to remain qualified as a REIT, we were required to distribute to our stockholders all of our accumulated non-REIT tax earnings and profits, or E&P, prior to the end of our first taxable year as a REIT, which was the taxable period ended December 31, 2006. In 2006, a special E&P distribution in the aggregate amount of approximately $445 million was distributed to our stockholders. We believe that the amount of our special E&P distribution equaled or exceeded the amount required to be distributed in order to satisfy the requirements relating to the distribution of E&P. There are, however, substantial uncertainties relating to the determination of the amount of our pre-REIT E&P, including the possibility that the IRS could, in any audits for tax years through 2005, successfully assert that our taxable income should be increased, which would increase our pre-REIT E&P. Thus, we might fail to satisfy the requirement that we distributed all of our pre-REIT E&P by the close of our first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of our pre-REIT E&P, we cannot now determine whether we would be able to take advantage of them or the economic impact on us of doing so.

Certain of our business activities are potentially subject to prohibited transactions tax on 100% of our net income, which would reduce our cash flow and impair our ability to make distributions.

REITs are generally intended to be passive entities and can thus only engage in those activities permitted by the Internal Revenue Code, which for us generally include: owning and managing a timberland portfolio; growing timber; and selling standing timber. Accordingly, the manufacture and sale by us of wood products, pulp and paperboard, tissue products, certain types of timberlands sales, and the harvest and sale of logs are conducted through Potlatch TRS because such activities generate non-qualifying REIT income and could constitute “prohibited transactions” if such activities were engaged in directly by the REIT. In general, prohibited transactions are defined by the Internal Revenue Code to be sales or other dispositions of property held primarily for sale to customers in the ordinary course of a trade or business.

By conducting our business in this manner, we believe we will satisfy the REIT requirements of the Internal Revenue Code and avoid the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to Potlatch TRS. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur, which would adversely affect our cash flow and impair our ability to make quarterly distributions.

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

2006 FORM 10-K   /   25

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

Our results of operations and cash flow are also affected by changes in timber availability at the local and national level. Increases in timber supply could adversely affect the prices that we receive for timber. Our timberland ownership is concentrated in Idaho, Arkansas, Minnesota and Wisconsin. All of our Wisconsin timberland was acquired in January 2007. In Arkansas and Minnesota, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. In Idaho, where a greater proportion of timberland is publicly owned, any substantial increase in timber harvesting from these lands could significantly reduce timber prices, which could harm our results of operations. For more than twenty years, environmental concerns and other factors have limited timber sales by federal agencies, which historically have been major suppliers of timber to the United States forest products industry, particularly in the West. Any reversal of policy that substantially increases public timber sales could materially adversely affect our results of operations and cash flow. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local forest products industry participants, as well as occasionally high timber salvage efforts due to unusual pest infestations or fires.

Changes in harvest levels on our timberlands also may have a significant impact on our results of operations, due in part to the low cost basis of our timber from timberlands we acquired many years ago. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. For example, for several years prior to 2005, we had been harvesting timber in Idaho at a level below the estimated long-term sustainable harvest level. Beginning in 2005, due to a current imbalance in timber ages on our Idaho timberlands, we began to significantly increase the timber harvest level on our Idaho timberlands in order to improve the long-term productivity and sustainability of these timberlands. In 2006, the harvest level on our Idaho timberlands was 1,913,000 tons, or approximately 19% higher than the 2005 harvest level. We expect the increased harvest levels on our Idaho timberlands to continue for approximately 5-10 years. We also anticipate that, as a result of this period of increased timber harvest activity, the annual harvest levels on our existing Idaho timberlands will subsequently decrease to a level below the sustainable harvest level for a period of time, before increasing again to achieve the optimal long-term sustainable harvest level. On a short-term basis, our timber harvest levels may be impacted by factors such as demand for timber and harvesting capacity. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels may also be affected by purchases of additional timberlands, sales of existing timberlands and changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, as well as by natural disasters, regulatory constraints and other factors beyond our control.

Beginning in the fourth quarter of 2005, our 17,000 acre hybrid poplar plantation in Boardman, Oregon transitioned from a development stage to an operating stage. As a result, beginning in 2006 and over the next two to four years, we expect to increase our harvest and sale of wood fiber to a sustainable annual harvest level of approximately 340,000 tons in order to increase our cash flow from the plantation operations. The increased harvests have also increased the amount of depletion and

26   /   POTLATCH CORPORATION

depreciation expense we incurred in 2006, and will continue to incur, as we amortize our approximate $100 million investment in the plantation over an eleven-year harvest cycle. Although our 2006 revenue from the operation consisted largely of the sale of wood chips, our strategy for the plantation is to produce high quality logs for conversion into higher value, non-structural lumber products, such as furniture and moldings. It is our belief that hybrid poplar lumber will serve as a cost-competitive alternative to other regional hardwood species, mainly red alder, which are in tight supply. We are in the process of seeking outside parties with hardwood manufacturing and marketing experience to match their capital and expertise with our sustainable poplar resource, which is capable of providing logs suitable for the manufacturing of high value clear lumber, veneer or engineered wood products. However, because there are no other producers of hybrid poplar sawlogs in the United States, it is uncertain whether we will be successful in developing an adequate market for hybrid poplar lumber. The cash flow that we will generate from our hybrid poplar plantation will depend primarily on our ability to develop new markets for products manufactured from hybrid poplar sawlogs and on the prices we are able to obtain for hybrid poplar sawlogs converted into these products.

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

The markets for our products are highly competitive, and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Logs and other fiber from our timberlands, as well as our wood products, are subject to competition from timberland owners and wood products manufacturers in North America and to a lesser extent in South America, Europe, Australia and New Zealand. Our pulp-based products, other than tissue products, are globally traded commodity products. Because our competitors in these segments are located throughout the world, variations in exchange rates between the U.S. dollar and other currencies can significantly affect our competitive position compared to our international competitors. As it is generally not profitable to sell tissue products overseas due to high transportation costs, currency exchange rates do not have a major effect on our ability to compete in our tissue business.

Tariffs, quotas or trade agreements can also affect the markets for our products, particularly our wood products. For example, in 2002, the United States imposed duties on imported lumber from Canada in response to a dispute over the stumpage pricing policies of some provincial governments. On April 27, 2006, the United States and Canada announced a negotiated agreement to end the trade dispute. The final agreement was implemented on October 13, 2006, at which time the United States ceased collecting duties on Canadian softwood lumber imports, and Canada initiated the imposition of taxes or quotas on Canadian softwood exports in accordance with the terms of the settlement agreement. The agreement also required the United States to return to Canada approximately U.S. $5 billion of duties the United States had collected on Canadian softwood lumber imports. Canada, in turn, was required to pay approximately U.S. $1 billion to the United States, of which approximately U.S. $500 million was distributed to members of the Coalition for Fair Lumber Imports, of which we are a member. In the fourth quarter of 2006, we received a total of $39.3 million, which represented our pro rata share of the total $500 million returned to the coalition. The seven year agreement, with a renewal clause, brings to close over 20 years of litigation and is expected to have a stabilizing effect on the North American softwood lumber marketplace.

2006 FORM 10-K   /   27

Our manufacturing businesses are capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors may currently be lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases. In 2006, temporary downtime was taken at two of our facilities due to an inability to cover variable costs. Our Prescott, Arkansas, lumber mill took approximately four weeks of downtime in the third quarter of 2006. Our Warren, Arkansas, lumber mill took approximately three and six weeks of downtime in the third and fourth quarters of 2006, respectively. Following the downtime, both lumber mills began operating two shifts a day, compared to three shifts a day prior to the downtime. In addition to the Prescott and Warren downtime, our Gwinn, Michigan, lumber mill and our Post Falls, Idaho, particleboard facility took two weeks and one week of downtime, respectively, during 2006 to reduce inventories. No downtime was taken at any of our facilities in 2005 due to an inability to cover variable costs. However, downtime was taken during 2005 at our Warren, Arkansas, lumber facility, our St. Maries, Idaho, plywood facility and our Post Falls, Idaho, particleboard facility to install new equipment. Downtime was also taken during 2005 at our Gwinn, Michigan, lumber facility and our Post Falls particleboard facility to reduce inventories. The profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results would be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Energy costs, which have become one of our most volatile operating expenses over the past several years, impact almost every aspect of our operations, from natural gas used at our manufacturing facilities to in-bound and out-bound transportation surcharges. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases, and therefore such increased costs could adversely affect our operating results. For example, energy costs for the second half of 2005 were particularly high, exacerbated by petroleum and natural gas supply curtailments in the wake of the Gulf Coast hurricanes. We have taken steps through conservation and electrical production to reduce our exposure to the volatile spot market for energy and to rate increases by regulated utilities. Our energy costs in future periods will depend principally on our ability to continue to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage. From time to time we have entered into derivative financial instruments as a hedge against potential increases in the cost of natural gas. We entered into several such contracts in the third quarter of 2003, covering a portion of our expected natural gas purchases from November 2003 through March 2004. We have not entered into any such contracts since the third quarter of 2003. However, to help mitigate the exposure to market risk for changes in natural gas commodity pricing, we occasionally use firm-price contracts to supply a portion of our natural gas requirements.

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

The disparity between the cost of wood fiber harvested from our timberlands and the cost of wood fiber purchased on the open market is due to the fact that the capitalized costs to establish most of our fee timber were expended many years ago. The initial stand establishment costs remain as a capitalized asset until the timber reaches maturity, which typically ranges from 30 to 60 years. Ongoing forest management costs include recurring items necessary to the ownership and administration of timber producing property and are expensed as incurred. The cost of purchased wood fiber is significantly higher due to the fact that the wood fiber being purchased from third parties is mature and is purchased at the current market price.

28   /   POTLATCH CORPORATION

Changes in our manufacturing capacity, primarily as a result of capital spending programs or asset purchases and dispositions, have significantly affected our results of operations in recent periods. In early 2004, we began operating a new tissue machine in Las Vegas, Nevada. In June 2004, we began operating a tissue converting facility in Elwood, Illinois. In September 2004, we sold our three OSB operations in Bemidji, Cook and Grand Rapids, Minnesota. In May 2005, we purchased a lumber mill in Gwinn, Michigan. Each of these changes has affected or will affect our levels of revenues and expenses, as well as the comparability of our operating results from period to period.

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

Among the reasons for the REIT conversion is that we will be better able to compete for acquisitions of timberlands against other entities that use tax-efficient structures. It is uncertain whether any timberland acquisitions that occur will perform in accordance with our expectations. In addition, we anticipate financing acquisitions through cash from operations, borrowings under our credit facility or proceeds from equity or debt offerings. Our inability to finance future acquisitions on favorable terms or the failure of any acquisition to perform as we expect could harm our results of operations.

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are discussed on pages 51-56 of this report. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported financial position and operating results. Management believes the accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

Long-lived assets.  Due to the capital-intensive nature of our industry, a significant portion of our total gross assets are invested in our manufacturing facilities and timber and timberlands. Also, the cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-lived assets are a material component of our financial position with the potential for material change in valuation if assets are determined to be impaired. We account for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that they are derived from estimates of revenues, costs and capital spending, all of which are subject to frequent change for many different reasons, as previously described in “Factors Influencing our Results of Operations and Cash Flows.” Because of the number of variables involved, the interrelationship between the variables and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions, and operations are reviewed, as appropriate, for impairment using the most current data available. To date, this process has not resulted in an impairment charge for any of our assets.

Timber and timberlands.  Timber and timberlands are recorded at cost, net of depletion. Expenditures for reforestation, including all costs related to stand establishment, such as site preparation, costs of seeds or seedlings and tree planting, are capitalized. Expenditures for forest management, consisting of regularly recurring items necessary to the ownership and administration of our timber and timberlands, are accounted for as current operating expense. Our depletion is determined

2006 FORM 10-K   /   29

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

There are currently no authoritative accounting rules relating to costs to be capitalized in the timber and timberlands category. We have used relevant portions of current accounting rules, industry practices and our judgment in determining costs to be capitalized or expensed. Alternate interpretations and judgments could significantly affect the amounts capitalized. Additionally, models and observations used to estimate the current recoverable timber volume on our lands are subject to judgments that could significantly affect volume estimates. Following are examples of factors that add to the complexity of the assumptions we make regarding capitalized or expensed costs:

•	harvest cycles can vary by geographic region and by species of timber;

•	weather patterns can affect annual harvest levels;

•	environmental regulations and restrictions may limit the company’s ability to harvest certain timberlands;

•	changes in harvest plans may occur;

•	scientific advancement in seedlings and timber growing technology may affect future harvests;

•	land sales and acquisitions affect timber volumes available for harvest; and

•	major forest fire events can significantly affect future harvest levels.

Different assumptions for either the cost or volume estimates, or both, could have a significant effect upon amounts reported in our statements of operations and on our financial condition. Because of the number of variables involved and the interrelationship between the variables, sensitivity analysis of individual variables is not practical.

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

Environmental liabilities.  We record accruals for estimated environmental liabilities that are not within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” in accordance with SFAS No. 5, “Accounting for Commitments and Contingencies.” These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities. In making these estimates, we consider, among other things, the activities we have conducted at any particular site, information obtained through consultation with applicable regulatory authorities and third parties, and our historical experience at other sites that are judged to be comparable. We must also consider the likelihood of changes in governmental regulations, advancements in environmental technologies, and changing legal standards regarding liability. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, our accruals are subject to substantial uncertainties, and our actual costs could be materially more or less than the estimated amounts.

Pension and postretirement benefits.  The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the discount rate applied to

30   /   POTLATCH CORPORATION

pension plan obligations and the rate of return on plan assets. For other postretirement employee benefit, or OPEB, plans, which provide certain health care and life insurance benefits to qualified retired employees, critical assumptions in determining OPEB expense are the discount rate applied to benefit obligations and the assumed health care cost trend rates used in the calculation of benefit obligations.

Note 12 to the consolidated financial statements on pages 65-71 includes information for the three years ended December 31, 2006, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense.

The discount rate used in the determination of pension benefit obligations and pension expense is based on high-quality fixed income investment interest rates. At December 31, 2006, we calculated obligations using a 5.85% discount rate. The discount rates used at December 31, 2005 and 2004 were 5.60% and 5.90%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The assumed long-term rate of return on pension plan assets used for the three-year period ended December 31, 2006, was 9.5%. Over the past 29 years, the period we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 11.5%.

Total periodic pension plan income in 2006 was $8.1 million. An increase in the discount rate or the expected return on plan assets, all other assumptions remaining the same, would increase pension plan income, and conversely, a decrease in either of these measures would decrease plan income. As an indication of the sensitivity that pension income has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan income by approximately $1.4 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan income by approximately $1.6 million. The actual rates on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.

No minimum contributions to our qualified pension plans are estimated for 2007 due to the funded status of those plans at December 31, 2006. However, we estimate contributions will total approximately $1.7 million in 2007 for our non-qualified plan. We do not anticipate funding our postretirement benefit plans in 2007 except to pay benefit costs as incurred during the year by plan participants.

For our OPEB plans, expense for 2006 was $24.2 million. The discount rate used to calculate OPEB obligations was 5.85% at December 31, 2006, and 5.60% and 5.90% at December 31, 2005 and 2004, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2006 was an 11% increase over the previous year, with the rate of increase scheduled to decline one percent annually to a long-term ultimate rate increase assumption of 6% for 2011 and thereafter.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.8 million. A 1% change in the assumption for health care cost trend rates would have affected 2006 plan expense by approximately $1.9 – $2.2 million and the total postretirement obligation by approximately $25.3 – $29.9 million, as reported in Note 12 on page 69. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Statements of Operations. The expense is allocated to all business segments. In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of

2006 FORM 10-K   /   31

FASB Statements No. 87, 88, 106, and 132(R),” which we adopted on December 31, 2006, a long-term asset is recorded at December 31, 2006, for overfunded plans and a liability is recorded at December 31, 2006, for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 on pages 65-71 for further discussion.

RESULTS OF OPERATIONS

At December 31, 2006, our business was organized into five reporting segments: Resource, Land Sales and Development, Wood Products, Pulp and Paperboard, and Consumer Products. Sales or transfers between segments are recorded as intersegment revenues based on prevailing market prices. Because of the role of the Resource segment in supplying our manufacturing segments with wood fiber, intersegment revenues represented a significant portion of the Resource segment’s total revenues in 2006. Intersegment revenues represent a substantially smaller percentage of revenues for our other segments.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” sections below, each segment’s revenues are presented before elimination of intersegment revenues.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

The following table sets forth year-to-year changes in items included in our Statements of Operations for the years ended December 31, 2006 and 2005.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2006	2005	INCREASE (DECREASE)
Revenues	$1,607,827	$1,501,881	$105,946
Costs and expenses:
Depreciation, depletion and amortization	91,021	83,210	7,811
Materials, labor and other operating expenses	1,347,250	1,259,389	87,861
Selling, general and administrative expenses	91,652	85,103	6,549
Income from Canadian lumber settlement	39,320	—	39,320
Earnings from operations	117,224	74,179	43,045
Interest expense	(29,120)	(29,045)	(75)
Debt retirement costs	53	—	53
Interest income	1,876	2,506	(630)
Provision (benefit) for taxes	(49,077)	14,676	(63,753)
Net earnings	$139,110	$32,964	$106,146
Other comprehensive loss, net of tax	—	(720)	720
Comprehensive income	$139,110	$32,244	$106,866

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Revenues—For the year ended December 31, 2006, revenues increased 7%, to $1.61 billion, from $1.50 billion for the year ended December 31, 2005. Resource revenues increased to $114.3 million, compared to $105.8 million for 2005. The increased

32   /   POTLATCH CORPORATION

revenues were due primarily to increased sales of Idaho logs to external customers. Land Sales and Development revenues were $13.6 million for 2006, $12.9 million less than the $26.5 million recorded for 2005 due to fewer strategic land sales. Wood Products revenues were $481.0 million for 2006, compared to $478.9 million for 2005. Pulp and Paperboard segment revenues were $562.1 million for the year ended December 31, 2006, $39.7 million more than 2005 revenues of $522.4 million due to increased shipments of paperboard and higher selling prices for paperboard and pulp to external customers. Consumer Products segment revenues increased to $436.8 million from $368.3 million due to higher selling prices and increased shipments of consumer tissue products.

Depreciation, depletion and amortization—For the year ended December 31, 2006, depreciation, depletion and amortization totaled $91.0 million, compared to $83.2 million recorded in 2005. The increase was primarily due to higher depletion and depreciation expense related to our Boardman, Oregon, hybrid poplar operation, increased depletion expense in Idaho and a full year of depreciation related to the Gwinn, Michigan, lumber mill acquired in May 2005.

Materials, labor and other operating expenses—Materials, labor and other operating expenses increased to $1.35 billion for 2006, $87.9 million higher than $1.26 billion recorded for 2005. The higher costs were due primarily to increased lumber, plywood, paperboard and consumer tissue shipments, higher wood fiber, maintenance and freight costs for the Pulp and Paperboard segment, and higher pulp, freight and packaging costs for the Consumer Products segment.

Selling, general and administrative expenses—Selling, general and administrative expenses were $91.7 million for 2006, compared to $85.1 million for 2005. The increase was primarily due to higher compensation, bad debt and consulting expenses in 2006.

Income from Canadian lumber settlement—We received $39.3 million in the fourth quarter of 2006 associated with the negotiated settlement of the softwood lumber trade dispute between the U.S. and Canada. The $39.3 million represented our total pro rata share of $500 million that was distributed to members of the Coalition for Fair Lumber Imports, of which we are a member.

Interest expense—Interest expense totaled $29.1 million for the year ended December 31, 2006, compared to $29.0 million for the year ended December 31, 2005.

Debt retirement costs—During 2006, the remaining $5.5 million balance of our 10% Senior Subordinated Notes was redeemed. In association with the redemption, we incurred pre-tax expenses of $0.3 million for premium-related costs and $0.1 million for deferred debt issuance costs. These expenses were more than offset by the recognition of previously deferred interest rate swap income associated with the notes.

Interest income—For the year ended December 31, 2006, interest income was $1.9 million, compared to $2.5 million for 2005. The decrease was due to a lower average short-term investments balance during 2006 compared to 2005.

Provision (benefit) for taxes—For the year ended December 31, 2006, we recorded an income tax benefit of $49.1 million. The tax benefit was largely due to the reversal of $56.5 million in timber-related deferred tax liabilities that were no longer necessary as a result of our REIT conversion. Excluding these tax benefits, we recorded an income tax provision of $7.4 million, based on a net effective tax rate of 8.3%, which was primarily due to pre-tax income for Potlatch TRS. Our effective tax rate for Potlatch TRS in 2006 was 39.0%. For the year ended December 31, 2005, we recorded an income tax provision of $14.7 million, based on an estimated effective tax rate of 30.8%.

Net earnings—We recorded net earnings of $139.1 million for the year ended December 31, 2006, compared to net earnings of $33.0 million for 2005. The tax benefit discussed above, better results for the Pulp and Paperboard, Consumer Products and Resource segments, and the income received in association with the Canadian lumber agreement were primarily responsible for the higher earnings.

2006 FORM 10-K   /   33

Other comprehensive loss, net of tax—For the year ended December 31, 2005, we recorded an other comprehensive loss, net of tax, of $0.7 million due to an increase in our minimum pension liability, which was due primarily to a change in the discount rate from 5.90% to 5.60%.

DISCUSSION OF BUSINESS SEGMENTS

The Resource segment reported operating income of $63.0 million for 2006, compared to $56.4 million for 2005. Segment revenues were $294.2 million in 2006, compared to $280.7 million in 2005. The higher revenues for 2006 were due to an increased harvest of fee timber and higher selling prices for logs in Idaho, partially offset by a decreased harvest of fee timber and lower selling prices for logs in Arkansas. Resource segment expenses were $231.2 million in 2006, compared to $224.3 million in 2005. The increased expenses primarily reflected the higher costs associated with the increased harvest of fee timber in Idaho and higher costs at our Boardman operation. The Boardman operation was in a development stage for much of 2005, and most of the expenses were capitalized. Following the start of harvesting operations in late 2005, we began expensing most operating costs against income.

The Land Sales and Development segment reported operating income of $11.9 million for the year ended December 31, 2006, compared to $22.4 million for the year ended December 31, 2005. Revenues for the segment were $13.6 million for 2006, versus $26.5 million for 2005. The lower revenues for the segment were due to fewer strategic land sales in 2006. Most of our land sales activity was on hold during 2006 pending the initial assessment of all our land for alternative values. This assessment was completed in late 2006. As a result of the assessment of our lands, we identified 250,000 to 300,000 acres of our land as having values that are potentially greater than for timberland. Sales of these lands are expected to occur within the next ten years, with the goal of utilizing like-kind exchange transactions for tax efficiency, thus maximizing cash flows. We expect to sell 15,000 to 20,000 acres in 2007. Expenses for the segment were $1.7 million for 2006, compared to $4.0 million for 2005.

The Wood Products segment reported operating income of $39.5 million for the year ended December 31, 2006, compared to income of $28.6 million recorded in the year ended December 31, 2005. The favorable comparison was due to the $39.3 million received in the fourth quarter of 2006 in association with the Canadian softwood lumber agreement. Revenues for the segment were $497.0 million in 2006, compared to $493.5 million recorded in 2005. Lumber revenues were $377.6 million in 2006, compared to $384.6 million in 2005. The unfavorable comparison was primarily due to lower selling prices for lumber, which were partially offset by increased lumber shipments from our Gwinn, Michigan, lumber mill acquired in May 2005 and increased shipments from our Lewiston, Idaho, lumber mill. During 2006, our Prescott, Arkansas, lumber mill took approximately four weeks of downtime in the third quarter due to an inability to cover variable costs. Our Warren, Arkansas, lumber mill took approximately three and six weeks of downtime in the third and fourth quarters of 2006, respectively. Following the downtime, both the Prescott and Warren lumber mills began operating two shifts a day, compared to three shifts a day prior to the downtime. In addition to this downtime, our Gwinn, Michigan, lumber mill took two weeks of downtime in 2006 to reduce inventories. In 2005, our Warren, Arkansas, lumber mill took 4 days of downtime to install new equipment, and our Gwinn lumber mill took 14 days of downtime to reduce inventories. Plywood revenues increased to $55.1 million for 2006, compared to $52.5 million for 2005. The increased plywood revenues were due to a 10% increase in shipments. Our plywood mill took 17 days of downtime during 2005 to install new equipment. Particleboard revenues were $20.4 million in 2006, $2.8 million higher than the $17.6 million recorded in 2005, due primarily to higher selling prices. Our particleboard facility took approximately one week of downtime during 2006 to reduce inventories. During 2005, our particleboard mill took 22 days of downtime to reduce inventories, as well as an additional 4 days of downtime to install new equipment. “Other” revenues for the segment, which consisted primarily of by-products such as chips, were $43.9 million for 2006, $5.1 million higher than the $38.8 million recorded for 2005 due primarily to a full year of chip sales at our Gwinn lumber mill. Segment expenses were

34   /   POTLATCH CORPORATION

higher for 2006, totaling $496.9 million, versus $464.9 million for 2005. Increased lumber and plywood shipments largely accounted for the increase over 2005.

The Pulp and Paperboard segment reported operating income of $23.6 million for the year ended December 31, 2006, compared with a loss of $1.6 million for the year ended December 31, 2005. Segment revenues were $614.2 million for 2006, up from $566.1 million for 2005. Paperboard revenues increased to $535.8 million in 2006, compared to $500.6 million in 2005. Higher selling prices and increased shipments were primarily responsible for the increased revenues. Pulp revenues (including intersegment revenues) were higher for 2006, totaling $77.3 million, compared to $64.6 million for 2005. The increase in pulp revenues for 2006 was due to higher selling prices. Segment expenses were higher for 2006, totaling $590.6 million, compared to $567.7 million in 2005. The increase reflected higher volumes of paperboard shipments for 2006 compared to 2005, combined with higher wood fiber, maintenance and freight costs.

The Consumer Products segment reported operating income of $27.3 million for the year ended December 31, 2006, compared to $10.6 million for the year ended December 31, 2005. Segment revenues were $436.9 million for 2006, $68.5 million higher than the $368.4 million recorded for 2005. The increase in revenues was due to higher selling prices and increased shipments in 2006 compared to 2005. The higher selling prices in 2006 were attributable to a combination of price increases and sheet count reductions, and the increased shipments were primarily the result of our planned reduction in inventories in 2006. Segment expenses were higher for 2006, totaling $409.6 million, versus $357.8 million in 2005. Increased shipments and higher pulp, freight and packaging costs were primarily responsible for the higher segment expenses.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

As a result of our decision to sell our OSB operations and associated assets, those operations have been classified as “Discontinued Operations” in the Statement of Operations for 2004. The discussion below addresses our continuing businesses.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2005	2004	INCREASE (DECREASE)
Revenues	$1,501,881	$1,356,371	$145,510
Costs and expenses:
Depreciation, depletion and amortization	83,210	80,659	2,551
Materials, labor and other operating expenses	1,259,389	1,098,093	161,296
Selling, general and administrative expenses	85,103	83,697	1,406
Restructuring charges	—	1,193	(1,193)
Earnings from operations	74,179	92,729	(18,550)
Interest expense	(29,045)	(45,863)	16,818
Debt retirement costs	—	(25,186)	25,186
Interest income	2,506	3,617	(1,111)
Provision for taxes	14,676	9,967	4,709
Net earnings from continuing operations	32,964	15,330	17,634
Discontinued operations, net of taxes	—	255,919	(255,919)
Net earnings	$32,964	$271,249	$(238,285)
Other comprehensive gain (loss), net of tax	(720)	32,110	(32,830)
Comprehensive income	$32,244	$303,359	$(271,115)

Certain amounts have been reclassified to conform to the 2006 presentation.

2006 FORM 10-K   /   35

Revenues—Revenues increased 11% to $1.50 billion for the year ended December 31, 2005, from $1.36 billion for the year ended December 31, 2004. Resource segment revenues were $105.8 million in 2005, or $16.8 million higher than the 2004 revenues of $89.0 million, primarily due to increased harvests of fee timber in Idaho and Arkansas. Land Sales and Development segment revenues were $26.5 million in 2005, compared to $22.7 million in 2004. The increase was due to more strategic land sales and higher conservation easement revenue in 2005. Wood Products revenues increased $36.8 million to $478.9 million in 2005 as a result of increased shipments for lumber, which were partially offset by lower selling prices for lumber, plywood and particleboard. Pulp and Paperboard segment revenues for 2005 were $522.4 million, or $39.8 million higher than 2004 revenues of $482.6 million due to higher selling prices for paperboard and increased pulp shipments to external customers, which were partially offset by lower pulp selling prices. Consumer Products segment revenues were $368.3 million in 2005, a $48.4 million increase from 2004 due to higher selling prices and increased shipments of consumer tissue products.

Depreciation, depletion and amortization—For the year ended December 31, 2005, depreciation, depletion and amortization totaled $83.2 million, an increase of $2.6 million from the 2004 amount of $80.7 million. The increase was primarily due to depreciation and higher depletion expense from our hybrid poplar operation and depreciation from the Gwinn, Michigan lumber mill, which was acquired in May 2005. Lower Minnesota depletion expense and lower amortization expense in 2005 partially offset these increases.

Materials, labor and other operating expenses—Materials, labor and other operating expenses increased 15% to $1.26 billion for the year ended December 31, 2005, from $1.10 billion for 2004. The higher costs were due primarily to increased lumber and consumer tissue shipments, higher wood fiber costs for the Wood Products and Pulp and Paperboard segments, increased chemical, energy and freight costs for the Pulp and Paperboard segment, and higher freight, labor, packaging and energy costs for the Consumer Products segment.

Selling, general and administrative expenses—Selling, general and administrative expenses were $85.1 million for the year ended December 31, 2005, slightly higher than the $83.7 million incurred for 2004. Lower corporate expense in 2005 was more than offset by costs of $5.9 million associated with our REIT conversion.

Restructuring charges—In 2004, a pre-tax charge of $1.2 million was recorded for a workforce reduction at our Consumer Products segment. There were no restructuring charges in 2005.

Interest expense, net of capitalized interest—Interest expense totaled $29.0 million for the year ended December 31, 2005, compared to $45.9 million in the prior year period. The decrease was the result of the repayment of approximately $282 million in debt during the fourth quarter of 2004, using a portion of the proceeds from the sale of our OSB operations.

Debt retirement costs—In 2004, we incurred one-time, pre-tax costs of $25.2 million for the early retirement of the senior subordinated notes and medium-term notes mentioned above. These debt retirement costs consisted of premium-related costs of $44.7 million and recognized deferred debt issuance costs of $4.9 million, partially offset by recognized interest rate swap settlements of $24.4 million (see “Quantitative and Qualitative Disclosures About Market Risk” on pages 44-46 for further discussion of interest rate swaps).

Interest income—For the year ended December 31, 2005, interest income was $2.5 million, compared to $3.6 million for the same period of 2004. The decrease was primarily due to a lower average short-term investments balance during 2005.

Provision for taxes—For the year ended December 31, 2005, we recorded an income tax provision of $14.7 million, based on an estimated effective tax rate of 30.8%. For the year ended December 31, 2004, we recorded an income tax provision of $10.0 million on income from continuing operations, reflecting an effective tax rate of 39.4%. The effective tax rate was reduced in 2005 to incorporate the effect of the Qualified Production Activity Credit and the effect of changes to state tax apportionments.

36   /   POTLATCH CORPORATION

In addition, the effective tax rate for 2005 was further reduced to reflect our ability to apply anticipated tax credits to our 2005 tax provision.

Earnings from continuing operations—We recorded earnings from continuing operations of $33.0 million for the year ended December 31, 2005, compared to earnings of $15.3 million for the same period in 2004. Improved results for the Consumer Products, Resource and Land Sales and Development segments, combined with lower interest expense and the absence of $25.2 million in pre-tax costs incurred in 2004 for the early retirement of approximately $282 million in debt, more than offset lower earnings for the Wood Products and Pulp and Paperboard segments in 2005.

Discontinued operations—For the year ended December 31, 2004, we recorded after-tax earnings from discontinued operations of $255.9 million, which consisted of $92.8 million of after-tax earnings from the OSB operations prior to the sale to Ainsworth Lumber Co. Ltd., and an after-tax gain on the sale of the OSB operations of $163.1 million recorded in September 2004. There were no discontinued operations in 2005.

Other comprehensive gain (loss), net of tax—Items recorded in “Other comprehensive gain (loss), net of tax” for 2005 included a $0.7 million, after-tax increase in our minimum pension liability, which was due primarily to a change in the discount rate from 5.90% to 5.60%. In 2004, we recorded a $32.2 million after-tax decrease in our minimum pension liability and we also recorded a net derivative loss of less than $0.1 million, after tax, due to cash flow hedges on natural gas purchases. The decrease in the 2004 minimum pension liability was the result of a $57.9 million contribution to our pension plans in 2004 and market increases in our pension assets, despite a change in the discount rate from 6.25% to 5.90%.

DISCUSSION OF BUSINESS SEGMENTS

The Resource segment reported operating income of $56.4 million for the year ended December 31, 2005, an increase of $6.7 million from the $49.7 million earned for the year ended December 31, 2004. Segment revenues were $280.7 million for the year ended December 31, 2005, compared to $253.4 million for 2004. The higher revenues in 2005 were due to increased harvests of fee timber in Idaho and Arkansas. Resource segment expenses were $224.3 million for the year ended December 31, 2005 compared to $203.7 million for 2004. The higher expenses were primarily due to higher logging and purchased log costs, as well as higher depletion expense.

The Land Sales and Development segment reported operating income of $22.4 million for the year ended December 31, 2005, versus operating income of $19.4 million for the year ended December 31, 2004. Revenues for the segment were $26.5 million for 2005, compared to $22.7 million for 2004. The higher revenue was due to increased revenue from conservation easement and land sales in 2005. The sale of conservation easements amounted to $7.0 million for the year ended December 31, 2005, compared to $4.1 million for 2004. Land Sales and Development segment expenses were $4.0 million for the year ended December 31, 2005, compared to $3.3 million for the year ended December 31, 2004.

The Wood Products segment reported operating income of $28.6 million for the year ended December 31, 2005, compared to $66.7 million recorded for the year ended December 31, 2004. Revenues for the segment were $493.5 million for 2005, $37.7 million higher than the $455.8 million recorded for 2004. Lumber revenues were $384.6 million in 2005, up from $345.8 million in 2004. The favorable comparison was due to increased shipments, which were largely the result of shipments from our Gwinn, Michigan, lumber mill, which we acquired in May 2005, and an 8% increase in shipments from our Lewiston, Idaho, lumber mill. Lower selling prices for lumber partially offset the increased shipments. Our Warren, Arkansas, lumber facility took 4 days of downtime in 2005 to install new equipment, and our Gwinn, Michigan, lumber facility took 14 days of downtime during 2005 to reduce inventories. Plywood revenues decreased to $52.5 million for the year ended December 31, 2005, compared to $59.6 million in 2004. The decrease was due to lower sales prices and decreased shipments for plywood compared to 2004. Our plywood mill took 17 days of downtime during 2005 to install new equipment. Particleboard revenues

2006 FORM 10-K   /   37

were $17.6 million for 2005, compared to $18.7 million for 2004. The decrease was attributable to lower selling prices for particleboard compared to 2004. Our particleboard mill took 22 days of downtime during 2005 to reduce inventories, as well as an additional 4 days of downtime to install new equipment. “Other” sales for the segment, which consisted primarily of by-products such as chips, were $38.8 million for 2005, 23% higher than the $31.6 million recorded for 2004, due largely to chip sales at our Gwinn lumber mill. Segment expenses were higher in 2005, totaling $464.9 million versus $389.2 million in 2004. Increased lumber shipments and higher wood fiber costs for the segment were primarily responsible for the higher expenses.

The Pulp and Paperboard segment reported an operating loss for the year ended December 31, 2005 of $1.6 million, compared to income of $9.2 million for 2004. Segment revenues were $566.1 million for 2005, up from $529.3 million for 2004. Paperboard revenues increased to $500.6 million in 2005, compared to $463.4 million for 2004. The favorable comparison was primarily due to a 7% increase in selling prices and slightly increased shipments. Pulp sales (including intersegment revenues) were $64.6 million for the year ended December 31, 2005, compared to $65.7 million for 2004. The decrease in pulp sales in 2005 was due to lower selling prices, partially offset by increased shipments to external customers. Segment expenses were higher in 2005, totaling $567.7 million, compared to $520.1 million for 2004. The increase was due primarily to higher chemical, energy, freight and wood fiber costs. Operating income for 2004 included $3.0 million received from the bankruptcy liquidation of Beloit Corporation, a former vendor. The entire amount was recorded as income due to the write-off in 2001 of our claim against the Beloit bankruptcy estate.

The Consumer Products segment reported operating income of $10.6 million for the year ended December 31, 2005, compared to an operating loss of $11.2 million recorded for 2004. Segment revenues improved 15% to $368.4 million versus $320.1 million recorded for 2004. Selling prices and shipments increased 11% and 4%, respectively, compared to 2004. Selling prices were positively affected by our new ultra through-air-dried towel product and increased prices for our other consumer tissue products. Segment expenses were higher for 2005, totaling $357.8 million, versus $331.2 million in 2004. The increased expenses in 2005 were largely attributable to increased shipments and higher freight, labor, packaging and energy costs. The higher labor costs were largely due to the expansion of our converting facility in Elwood, Illinois.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, our financial position included long-term debt of $327.6 million, including current installments on long-term debt of $6.2 million. Long-term debt at December 31, 2006 (including current installments) decreased from the balance at December 31, 2005 of $335.5 million due to the redemption of the remaining $5.5 million of our 10% Senior Subordinated Notes and normal repayments on maturing debt of $2.4 million. The Senior Subordinated Notes, which had a maturity of 2011, were redeemed on July 15, 2006. Stockholders’ equity for 2006 decreased by $127.3 million due to distributions to common stockholders totaling $165.1 million, which were partially offset by net earnings of $139.1 million. The distributions to common stockholders consisted of the cash portion of the special E&P distribution, which totaled $89.0 million, and regular quarterly distributions, which in the aggregate totaled $76.1 million. The ratio of long-term debt (including current installments) to stockholders’ equity was .57 to 1 at December 31, 2006, compared to .48 to 1 at December 31, 2005.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2006, are as follows:

(Dollars in thousands)

2007	$6,157
2008	209
2009	100,410
2010	11
2011	5,011

38   /   POTLATCH CORPORATION

Working capital totaled $160.3 million at December 31, 2006, a decrease from the $255.3 million balance at December 31, 2005. The significant changes in the components of working capital are as follows:

•	Short-term investments decreased by $36.1 million. The decrease was due to the use of short-term investments to fund a portion of the cash distributions paid to stockholders.

•

Inventories decreased by $40.9 million, primarily due to decreases in tissue, log, lumber and paperboard inventories. Tissue inventories decreased largely as a result of our planned reduction in inventories for the Consumer Products segment in 2006. Unfavorable market conditions, especially in Arkansas, where temporary downtime was taken at our Prescott and Warren lumber mills, were primarily responsible for the lower log and lumber inventories. The lower paperboard inventories were primarily due to a reduction in inventories at our Lewiston, Idaho, paperboard facility.

•	Accounts payable and accrued liabilities increased $25.4 million due largely to increases in accrued taxes and book overdrafts.

•

The current portion of liability for pensions and other postretirement benefits increased by $19.8 million due to the adoption of SFAS No. 158 on December 31, 2006, which required the portion of our non-qualified pension plan and OPEB plans expected to be paid in 2007, as determined actuarially, to be reported as a current liability.

Net cash provided by continuing operations in 2006 totaled $182.0 million, compared with cash provided by operations of $66.4 million in 2005 and cash used for continuing operations of $22.9 million in 2004. Cash provided by working capital changes in 2006 of $39.3 million, versus cash used for working capital changes in 2005 of $54.2 million, combined with higher net earnings in 2006 compared to 2005, were largely responsible for the favorable 2006 to 2005 comparison. The absence of contributions to our qualified pension plans in 2005, compared with a $57.9 million contribution in 2004, and less cash used for working capital items in 2005 compared to 2004, were largely responsible for 2005’s favorable comparison to 2004.

Net cash used for investing activities was $22.8 million in 2006, $57.7 million in 2005 and $128.1 million in 2004. A decrease in our short-term investments of $36.1 million in 2006, as discussed above, was more than offset by capital spending of $53.7 million. In 2005, a decrease in our short-term investments provided $54.3 million in cash, which was more than offset by capital spending of $105.6 million. Cash was used in 2004 primarily for $48.9 million of capital spending and to increase short-term investments by $71.9 million.

The Consolidated Statement of Cash Flows presented in this report for the year ended December 31, 2006, differs from the unaudited Consolidated Condensed Statement of Cash Flows contained in our earnings release, which was furnished to the SEC on Form 8-K on February 5, 2007. The difference relates to a $6.7 million reclassification from “net cash used for investing” in our earnings release to “net cash used for continuing operations” in this report. The reclassified amount was proceeds from land sales deposited with a like-kind exchange intermediary in 2006. This reclassification had no effect on our net cash flows, our Consolidated Statement of Operations or our Balance Sheet.

At December 31, 2006, our authorized capital spending budget, including $9.0 million carried over from prior years, totaled $64.6 million. We expect to spend $61.5 million of this amount in 2007. In addition, we completed the purchase of 76,000 acres of timberland in Wisconsin for $64.5 million in January 2007. Spending in 2007 is expected to be focused primarily on various discretionary, high-return projects for our Wood Products, Pulp and Paperboard and Consumer Products segments, as well as various routine general replacement and forest resource projects. Spending on projects may be postponed due to delays in the acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors.

Net cash used for financing totaled $157.5 million in 2006, compared to $11.2 million in 2005 and $432.6 million in 2004. Cash used for financing in 2006 primarily consisted of distributions to common stockholders of $165.1 million and the repayment of

2006 FORM 10-K   /   39

$7.8 million of long-term debt, which were slightly offset by the issuance of $8.5 million of common stock related to the exercise of stock options and a $6.1 million increase in book overdrafts. The majority of cash used for financing in 2005 resulted from dividend payments of $17.5 million and a $6.5 million change in book overdrafts, which were partially offset by the issuance of treasury stock totaling $16.1 million related to the exercise of stock options. The majority of cash used for financing in 2004 was to redeem $282.3 million of long-term debt, repurchase $75.4 million in company stock, pay a $2.50 per common share special dividend totaling $74.7 million and pay regular quarterly dividends totaling $17.7 million. Cash provided by the issuance of $57.5 million of treasury stock, related to the exercise of stock options, partially offset these activities in 2004.

Cash generated from discontinued operations in 2004 totaled $585.0 million, all of which was related to operating earnings and proceeds from the sale of the OSB operations. There were no discontinued operations in 2005 or 2006.

In connection with our REIT conversion, we increased our regular quarterly distributions from approximately $4.4 million in 2005 to approximately $19.0 million in 2006. Our 2006 distributions were funded using cash flows from our REIT-qualifying timberland operations. Based on historical operating results and taking into account planned increases in harvest activities on our Idaho timberlands, we also expect to fund a substantial majority of future annual distributions using the cash flows from our REIT-qualifying timberland operations. Any shortfall between cash available for distribution from REIT operations and anticipated future annual distributions to stockholders is expected to be funded through cash on hand, bank borrowings, Potlatch TRS distributions or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our REIT operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it may be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of the lower harvest activity during winter and early spring. Significant decreases in timber prices or other factors that materially adversely affect the cash flows from our REIT operations could result in our inability to maintain our initial 2006 REIT distribution rate.

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

Our current unsecured bank credit facility, which expires on December 22, 2008, provides for a revolving line of credit of up to $175 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of December 31, 2006, there were no borrowings outstanding under the revolving line of credit; however, approximately $10.0 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Loans under the credit facility bear interest at LIBOR plus between 0.625% and 1.625% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus up to 0.625% for other loans. Currently, we are eligible to borrow under the credit facility at LIBOR plus 0.875%.

The agreement governing our credit facility contains certain covenants that, among other things, limit to a certain degree our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees,

40   /   POTLATCH CORPORATION

repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. We will be permitted to pay distributions under the terms of the credit facility so long as we remain in pro forma compliance with the financial covenants.

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of December 31, 2006:

	COVENANT REQUIREMENT	ACTUAL RATIO AT DECEMBER 31, 2006
Maximum Funded Indebtedness To Capitalization Ratio	55%	32.6%

Minimum Net Worth	80% of consolidated net worth at March 31, 2006[1]	128.8%

Minimum Interest Coverage Ratio	2.75 to 1.00	7.22 to 1.00

[1]	The minimum requirement is 80% of consolidated net worth as of March 31, 2006, with an adjustment to the minimum requirement for the net cash proceeds, on a cumulative basis, of all equity issuances.

Events of default under the credit facility include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events.

We and several of our subsidiaries are parties to the credit agreement and eligible to borrow thereunder, subject to the $175 million aggregate credit limit and continued compliance with debt covenants. Any borrowings by one of these entities under the credit facility reduces the credit available for all the entities. As a result, borrowings by Potlatch TRS under the credit facility would, until repaid, reduce the amount of borrowings otherwise available to us for purposes such as the funding of quarterly distributions.

We believe that our cash, cash flows from continuing operations and available borrowings under our credit facility will be sufficient to fund our operations, regular stockholder distributions, capital expenditures and debt service obligations for the next twelve months. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will be in compliance with the financial covenants in our credit facility so that future borrowings thereunder will be available to us. Thus, our ability to fund our operations and stockholder distributions will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed above under the heading “Factors Influencing our Results of Operations and Cash Flows,” many of which are beyond our control.

In October 2005, Standard & Poor’s Ratings Services, or S&P, downgraded our senior unsecured debt from BB+ to BB. Since the first quarter of 2003, Fitch, Inc. has rated our senior unsecured debt at BB+. Fitch affirmed its rating on January 12, 2007, and raised its outlook to positive. Moody’s Investors Service Inc. has rated our senior unsecured debt at Ba1 and our senior secured subordinated debt at Ba2 since October 2004. Moody’s affirmed its rating, with a stable outlook, in October 2005. The interest rate we pay on some of our debt is influenced by our credit ratings. See “Quantitative and Qualitative Disclosures About Market Risk” on pages 44-46 for additional information.

2006 FORM 10-K   /   41

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2006. Portions of the amounts shown are reflected in our consolidated financial statements and accompanying notes, as required by generally accepted accounting principles. See the footnotes following the table for information regarding the amounts presented and for references to relevant consolidated financial statement notes that include a detailed discussion of the item.

	PAYMENTS DUE BY PERIOD
(DOLLARS IN THOUSANDS)	TOTAL	1 YEAR	2-3 YEARS	4-5 YEARS	OVER 5 YEARS
Long-term debt[1]	$327,631	$6,157	$100,619	$5,022	$215,833
Interest on long-term debt	235,601	28,617	55,670	30,309	121,005
Operating leases[2]	62,329	12,405	17,435	10,172	22,317
Purchase obligations[3]	229,672	174,949	44,095	6,522	4,106
Other obligations[4]	434,159	125,436	54,091	54,886	199,746
Total	$1,289,392	$347,564	$271,910	$106,911	$563,007

[1]	See Note 8, “Debt,” in the notes to consolidated financial statements.

[2]	See Note 13, “Commitments and Contingencies,” in the notes to consolidated financial statements.

[3]

Purchase obligations consist primarily of our purchase of the Wisconsin timberland, which closed in January 2007, accounts payable, the purchase of raw materials (primarily pulp), contracts for timber cutting and outside chipping, contracts with railroads and contracts with natural gas and electricity providers.

[4]

Included in other obligations are payments on qualified pension and postretirement benefit plans. Payments on qualified pension plans are based on estimated minimum required contributions for years 1-5. Payments on postretirement benefit plans are based on expected future benefit payments as disclosed in Note 12, “Savings, Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements for years 1-5.

OFF-BALANCE SHEET ARRANGEMENTS

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

ENVIRONMENTAL

We are subject to extensive federal and state environmental regulations at our operating facilities and timberlands, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations, and threatened and endangered species. We endeavor to comply with all environmental regulations and regularly monitor our activities for such compliance. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $1.9 million during 2006 and are expected to be approximately $4.2 million in 2007.

As previously discussed in Item I, “Business,” in 2006 our timberlands in Idaho, Arkansas and Minnesota were certified by independent third parties to be in compliance with the FSC Program, the ISO 14001 standard for environmental management systems and the SFI Program. In addition, our hybrid poplar plantation in Oregon is certified as “sustainably managed” under FSC-Pacific Northwest standards, and is also certified under the ISO 14001 standard. Participation in the FSC, ISO and SFI programs is voluntary, and can require operating processes which are more stringent than existing federal or state requirements.

In early 1998 the Environmental Protection Agency, or EPA, published the “Cluster Rule” regulations specifically applicable to the pulp and paper industry. These extensive regulations govern both air and water emissions. During 2001, we completed modifications to process equipment and operating procedures to comply with Phase I of the regulations. Phase II of the regulations relates to control of high volume, low concentration emissions at kraft pulp mills, and our compliance efforts were completed in 2006.

42   /   POTLATCH CORPORATION

Our pulp mill in Lewiston, Idaho, discharges treated mill effluent into the nearby Snake River. Federal law requires that we comply with provisions of a National Pollution Discharge Elimination System, or NPDES, permit. In March 2005, the EPA, issued a new NPDES permit for the Lewiston pulp mill. The new NPDES permit requires, among other matters, a significant reduction in biochemical oxygen demand over the five-year period of the new permit and also requires within two years of the effective date of the new permit a reduction in the temperature of the effluent during the months of July, August and September each year. Meeting these requirements will require modifications of operating practices that will increase operating costs. Physical modifications to the effluent system over the next several years may also be required at an estimated cost of up to $3.5 million. We do not expect that such compliance costs will have a material adverse effect on our competitive position.

The EPA has developed Maximum Achievable Control Technology, or MACT, standards for pulp and paper facilities, plywood and composite wood facilities and certain boiler units. We have studied the applicable MACT standards, and we estimate that capital expenditures necessary for compliance will be approximately $2.7 million. Compliance deadlines are in 2007 and 2008.

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

INCOME TAXES

Excluding the reversal of $56.5 million in timber-related deferred tax liabilities that were no longer necessary as a result of our REIT conversion, our effective tax rate for 2006 was 8.3%, compared to 30.8% for 2005 and 39.4% for 2004. Our effective rate for 2006 was significantly lower than the rates used for 2005 and 2004 due to our REIT conversion in 2006. Our effective rate for 2005 was lower than the rate used for 2004 due to the application of tax credits to our 2005 tax provision, as well as the effect of the Qualified Domestic Production Activity Credit and the effect of changes to state tax apportionments.

As a REIT, if we meet certain requirements, we generally will not be subject to federal corporate income taxes on our ordinary and capital gains income from our real estate investments that we distribute to our shareholders. However, we will be subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2006) on sales of real property (other than timber) held by the REIT during the first ten years following our REIT conversion. The built-in gains tax can be eliminated if sale proceeds are reinvested in similar properties within specified time periods, through the utilization of Internal Revenue Code section 1031 like-kind exchanges. We will continue to be required to pay federal corporate income taxes on earnings from our non-real estate investments, principally our manufacturing operations, held by Potlatch TRS.

Due to the varying tax treatments of our activities, such as REIT operations, built-in gains, like-kind exchanges and TRS activities, our effective tax rate and amount of taxes paid may vary significantly from year to year. Quarterly estimates of taxes will likely also have greater variability than in prior years.

In association with our REIT conversion, we estimated an amount for deferred tax liabilities that were no longer necessary and reversed this amount, totaling $56.5 million, as an income tax benefit in 2006. Also as a part of this analysis, we estimated the amount of REIT property that will be sold within the next ten years and retained a deferred tax liability on the book-to-tax difference of approximately $3 million. This estimate will be periodically reviewed and adjusted as necessary.

2006 FORM 10-K   /   43

The table below summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31:

(amounts per share)	2006	2005	2004
Qualified distributions/dividends	$15.15	$.60	$3.10
Capital gain distributions	2.12	—	—
Non-taxable return of capital	—	—	—
Total distributions/dividends	$17.27	$.60	$3.10

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

As of December 31, 2006, we had no borrowings outstanding under our unsecured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed-rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. From December 2001 to August 2004, we entered into several fixed-to-variable interest rate swaps to hedge a portion of our 10% Senior Subordinated Notes. The swaps were designated as fair value hedges and called for us to pay a variable interest amount, based on LIBOR rates, and receive a fixed-rate payment from a financial institution, calculated on $165.0 million of our 10% Senior Subordinated Notes. The terms of the interest rate swaps allowed us to assume there was no ineffectiveness in the hedges, and therefore, no amounts representing ineffectiveness were recognized in earnings during the periods the swaps were in effect. In August 2004, we terminated the last of these swaps. The aggregate cash settlements received upon termination of the swaps totaled $29.2 million, of which $4.3 million had been ratably accreted to earnings over the term of the underlying debt. In October 2004, as a result of our early repayment of $244.5 million of the notes, we recognized in earnings $24.4 million of the aggregate cash settlements received. The balance of the cash settlements, totaling $0.5 million at December 31, 2004, was accreted to earnings until the remaining $5.5 million of the outstanding notes were redeemed on July 15, 2006.

44   /   POTLATCH CORPORATION

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

On October 27, 2005, S&P announced that it had lowered our senior unsecured debt rating to BB stable from BB+. The rating downgrade caused the interest rate on our credit sensitive debentures to increase from 12.5% to 13.0%, effective October 27, 2005. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in October 2005.

During the third quarter of 2003, we entered into several derivative financial instruments designated as cash flow hedges for a portion of our natural gas purchases during November 2003 through March 2004. As designated cash flow hedges, changes in the fair value of the financial instruments were recognized in “Other comprehensive loss, net of tax” to the extent the hedges were deemed effective, until the hedged item was recognized in the statement of operations. As of March 31, 2004, the derivative financial instruments entered into in the third quarter of 2003 had expired, and we have not entered into any additional such instruments to hedge our expected future natural gas purchases. We are, however, exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our manufacturing facilities. The effects of these arrangements are not significant for any period presented.

In October 2004, our board of directors authorized the repurchase of approximately $75 million of our outstanding common stock, to be implemented through an accelerated stock repurchase program with a financial counterparty. In November 2004, we repurchased 1,560,397 shares for $75.4 million, or approximately $48.29 per share, subject to adjustment as described below. In connection with the repurchase, the counterparty purchased shares for its own account in the open market over a nine-month period, which ended in August 2005. At the end of that period, we paid a price adjustment based on the difference between the volume-weighted average price of shares traded during the period and the initial price paid for the shares in November 2004. Approximately 808,900 of the shares purchased through the accelerated stock repurchase program were subject to a collar, which set a minimum and maximum price for shares repurchased, for the purpose of limiting the price adjustment. The price adjustment for the remainder of the shares was not subject to any limitation. We had the option of paying the price adjustment in cash or by the issuance of common stock. During the third quarter of 2005, we paid $1.9 million in cash to the counterparty to settle our obligation under the stock repurchase program.

2006 FORM 10-K   /   45

Quantitative Information about Market Risks

(Dollars in thousands – except share and per-share amounts)

	EXPECTED MATURITY DATE
	2007	2008	2009	2010	2011	THEREAFTER	TOTAL
Long-term debt:
Fixed rate	$6,157	$209	$100,410	$11	$5,011	$215,833	$327,631
Average interest rate	6.1%	6.9%	13.0%	6.5%	8.6%	6.9%	8.8%
Fair value at 12/31/06							$350,911

46   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands – except per-share amounts)

	FOR THE YEARS ENDED DECEMBER 31
	2006	2005	2004
Revenues	$1,607,827	$1,501,881	$1,356,371
Costs and expenses:
Depreciation, depletion and amortization	91,021	83,210	80,659
Materials, labor and other operating expenses	1,347,250	1,259,389	1,098,093
Selling, general and administrative expenses	91,652	85,103	83,697
Restructuring charges (Note 16)	—	—	1,193
	1,529,923	1,427,702	1,263,642
Income from Canadian lumber settlement	39,320	—	—
Earnings from operations	117,224	74,179	92,729
Interest expense, net of capitalized interest of $— ($— in 2005 and $383 in 2004)	(29,120)	(29,045)	(45,863)
Debt retirement costs	53	—	(25,186)
Interest income	1,876	2,506	3,617
Earnings before taxes	90,033	47,640	25,297
Provision (benefit) for taxes (Note 7)	(49,077)	14,676	9,967
Earnings from continuing operations	139,110	32,964	15,330
Discontinued operations (Note 17):
Earnings from discontinued operations (including gain on disposal of $—, $— and $269,587)	—	—	422,017
Income tax provision	—	—	166,098
	—	—	255,919
Net earnings	$139,110	$32,964	$271,249
Other comprehensive gain (loss), net of tax:
Cash flow hedges:
Net derivative loss, net of income tax benefit of $—, $— and $44	—	—	(68)
Minimum pension liability adjustment, net of income tax provision (benefit) of $—, $(441) and $20,554	—	(720)	32,178
Comprehensive income	$139,110	$32,244	$303,359
Earnings per common share from continuing operations:
Basic	$3.81	$1.13	$.52
Diluted	3.79	1.13	.52
Earnings per common share from discontinued operations:
Basic	—	—	8.71
Diluted	—	—	8.67
Net earnings per common share:
Basic	3.81	1.13	9.23
Diluted	3.79	1.13	9.19

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

2006 FORM 10-K   /   47

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands—except per-share amounts)

	AT DECEMBER 31
	2006	2005
ASSETS
Current assets:
Cash (Note 11)	$7,759	$6,133
Restricted cash (Note 11)	6,673	—
Short-term investments (Note 11)	21,564	57,700
Receivables, net of allowance for doubtful accounts of $2,199 ($1,253 in 2005)	135,105	114,641
Inventories (Note 3)	168,816	209,696
Prepaid expenses (Note 7)	16,602	14,386
Total current assets	356,519	402,556
Land, other than timberlands	8,554	8,507
Plant and equipment, at cost less accumulated depreciation of $1,308,732 ($1,253,808 in 2005) (Note 4)	562,387	589,161
Timber, timberlands and related logging facilities, net (Note 5)	391,577	400,595
Pension assets (Note 12)	118,355	208,283
Other assets (Note 6)	20,215	19,075
	$1,457,607	$1,628,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt (Notes 8 and 11)	$6,157	$2,357
Current portion of liability for pensions and other postretirement benefits (Note 12)	21,120	1,335
Accounts payable and accrued liabilities (Note 9)	168,987	143,608
Total current liabilities	196,264	147,300
Long-term debt (Notes 8 and 11)	321,474	333,097
Liability for pensions and other postretirement benefits (Note 12)	289,791	228,096
Other long-term obligations (Note 10)	19,059	17,771
Deferred taxes (Note 7)	53,160	196,765
Stockholders’ equity:
Preferred stock, Authorized 4,000,000 shares, no shares issued	—	—
Common stock, $1 par value, Authorized 100,000,000 shares, Issued 38,824,427 shares (32,721,980 shares in 2005)	38,825	32,722
Additional paid-in capital	513,275	151,586
Retained earnings	144,811	637,486
Accumulated other comprehensive loss, net of tax of $76,115 ($1,357 in 2005) (Note 12)	(119,052)	(2,122)
Common shares in treasury (3,354,387 in 2005)	—	(114,524)
Total stockholders’ equity	577,859	705,148
	$1,457,607	$1,628,177

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

48   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31
	2006	2005	2004
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$139,110	$32,964	$ 271,249
Adjustments to reconcile net earnings to net operating cash flows:
Earnings from discontinued operations	—	—	(92,819)
Gain on disposal of discontinued operations	—	—	(163,100)
Depreciation, depletion, and amortization	91,021	83,210	80,659
Proceeds from land sales deposited with a like-kind exchange intermediary	(6,673)	—	—
Cost of permit timber harvested	3,343	6,176	7,660
Debt retirement costs	(53)	—	25,186
Deferred taxes	(70,572)	(2,018)	32,072
Equity-based compensation expense	4,096	2,257	1,185
Employee benefit plans	(1,191)	(4,458)	(5,535)
Increase in receivables	(20,464)	(11,167)	(12,424)
Decrease (increase) in inventories	40,880	(42,681)	(26,664)
Decrease (increase) in prepaid expenses	(497)	(126)	272
Increase (decrease) in accounts payable and accrued liabilities	19,411	(241)	(89,010)
Excess tax benefit from share-based payment arrangements	(890)	—	—
Income tax benefit related to stock issued in conjunction with stock compensation plans	2,556	2,491	6,225
Funding of qualified pension plans	(18,092)	—	(57,853)
Net cash provided by (used for) continuing operations	181,985	66,407	(22,897)
CASH FLOWS FROM INVESTING
Decrease (increase) in short-term investments	36,136	54,275	(71,884)
Additions to plant and equipment, and to land other than timberlands	(44,819)	(91,384)	(35,285)
Additions to timber, timberlands and related logging facilities	(8,865)	(14,190)	(13,615)
Disposition of plant and properties	409	300	942
Other, net	(5,679)	(6,725)	(8,243)
Net cash used for investing	(22,818)	(57,724)	(128,085)
CASH FLOWS FROM FINANCING
Change in book overdrafts	6,066	(6,534)	(5,582)
Issuance of common stock	8,503	—	—
Retirement of long-term debt	(7,823)	(1,068)	(282,263)
Premiums and fees on debt retirement	(275)	—	(44,686)
Issuance of treasury stock	513	16,137	57,547
Purchase of treasury stock	—	(1,868)	(75,352)
Distributions to common stockholders	(165,116)	(17,503)	(92,426)
Excess tax benefit from share-based payment arrangements	890	—	—
Other, net	(299)	(360)	10,160
Net cash used for financing	(157,541)	(11,196)	(432,602)
Cash from continuing operations	1,626	(2,513)	(583,584)
Cash flows of discontinued operations:
Operating cash flows	—	—	454,891
Investing cash flows	—	—	130,149
Financing cash flows	—	—	—
Increase (decrease) in cash	1,626	(2,513)	1,456
Balance at beginning of year	6,133	8,646	7,190
Balance at end of year	$7,759	$6,133	$8,646

Net interest paid (net of amounts capitalized) in 2006, 2005 and 2004 was $29.4 million, $29.0 million and $57.6 million, respectively. Net income tax payments (refunds) in 2006, 2005 and 2004 were $(2.3) million, $17.0 million and $66.0 million, respectively.

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

2006 FORM 10-K   /   49

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands – except per-share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2003	32,721,980	$32,722	$130,996	$443,202	$(33,513)	3,881,217	$(102,556)	$470,851
Exercise of stock options and stock awards	—	—	7,927	—	—	(1,530,948)	45,231	53,158
Issuance of treasury stock	—	—	1,518	—	—	(108,662)	2,871	4,389
Accelerated stock repurchase	—	—	—	—	—	1,560,397	(75,352)	(75,352)
Income tax benefit resulting from the exercise of employee stock options	—	—	6,225	—	—	—	—	6,225
Performance share awards	—	—	1,185	—	—	—	—	1,185
Net earnings	—	—	—	271,249	—	—	—	271,249
Cash flow hedges	—	—	—	—	(68)	—	—	(68)
Minimum pension liability adjustment, net of tax	—	—	—	—	32,178	—	—	32,178
Common dividends, $3.10 per share*	—	—	—	(92,426)	—	—	—	(92,426)
Balance, December 31, 2004	32,721,980	$32,722	$147,851	$622,025	$(1,403)	3,802,004	$(129,806)	$671,389
Exercise of stock options and stock awards	—	—	855	—	—	(447,617)	15,282	16,137
Accelerated stock repurchase	—	—	(1,868)	—	—	—	—	(1,868)
Income tax benefit resulting from the exercise of employee stock options	—	—	2,491	—	—	—	—	2,491
Performance share awards	—	—	2,257	—	—	—	—	2,257
Net earnings	—	—	—	32,964	—	—	—	32,964
Minimum pension liability adjustment, net of tax	—	—	—	—	(719)	—	—	(719)
Common dividends, $.60 per share	—	—	—	(17,503)	—	—	—	(17,503)
Balance, December 31, 2005	32,721,980	$32,722	$151,586	$637,486	$(2,122)	3,354,387	$(114,524)	$705,148
Exercise of stock options and stock awards	314,568	315	8,217	—	—	(14,172)	484	9,016
Income tax benefit related to stock issued in conjunction with stock compensation plans	—	—	2,556	—	—	—	—	2,556
Performance share and restricted stock unit awards	—	—	4,096	—	—	—	—	4,096
Net earnings	—	—	—	139,110	—	—	—	139,110
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(116,930)	—	—	(116,930)
Retirement of treasury stock	(3,340,627)	(3,341)	(20)	(110,700)	—	(3,340,215)	114,040	(21)
Common distributions, $17.27 per share**	9,128,506	9,129	346,840	(521,085)	—	—	—	(165,116)
Balance, December 31, 2006	38,824,427	$38,825	$513,275	$144,811	$(119,052)	—	—	$577,859

*	Includes a special dividend of $2.50 per common share.

**	Includes regular quarterly distributions totaling $2.12 per common share in the aggregate for 2006 and a special earnings and profit, or E&P, distribution paid in the first quarter of 2006 (see Note 1). The annualized rate of regular quarterly distributions for 2006, after adjusting for the issuance of approximately 9.1 million shares of common stock in association with the special E&P distribution, was $1.96 per common share.

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

50   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Summary of Principal Accounting Policies

CONSOLIDATION

The consolidated financial statements include the accounts of Potlatch Corporation and its subsidiaries after elimination of significant intercompany transactions and accounts. There are no significant unconsolidated subsidiaries.

We are primarily engaged in activities associated with timberland management, including the sale of timber and the management of our approximately 1.5 million acres of timberlands. We are also engaged in the manufacture and sale of wood products and pulp and paper products. Our timberlands and all of our manufacturing facilities are located within the continental United States. The primary market for our products is the United States, although we sell a significant amount of paperboard to countries in the Pacific Rim. As discussed in Note 1 on page 57, the company converted to a Real Estate Investment Trust, or REIT, effective January 1, 2006.

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

EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

	2006	2005	2004
Basic average common shares outstanding	36,464,619	29,119,581	29,396,880
Incremental shares due to:
Common stock options	73,912	126,330	117,405
Performance shares	130,761	—	—
Restricted stock units	3,206	—	—
Accelerated stock repurchase program	—	5,940	416
Diluted average common shares outstanding	36,672,498	29,251,851	29,514,701
Basic earnings per common share from continuing operations	$3.81	$1.13	$.52
Diluted earnings per common share from continuing operations	$3.79	$1.13	$.52

2006 FORM 10-K   /   51

On March 31, 2006, the company paid a special earnings and profit, or E&P, distribution, consisting of approximately 9.1 million shares of common stock and $89 million in cash, in association with the REIT conversion. Reflected below are pro forma results giving effect to the common stock distribution for diluted earnings per common share for the years ended December 31, 2006, 2005 and 2004, as if the common stock portion of the special E&P distribution had occurred at the beginning of each period:

(Dollars in thousands – except per-share amounts)

	Years Ended December 31,
	2006	2005	2004
Earnings from continuing operations	$139,110	$32,964	$15,330
Diluted earnings per share from continuing operations
As reported	$3.79	$1.13	$.52
Pro forma	$3.58	$.86	$.40

For the year ended December 31, 2006, 144,617 performance shares, 4,000 restricted stock units and options to purchase 243,838 shares of common stock were excluded in the computation of diluted earnings per share because their effect was anti-dilutive. Stock options to purchase 116,550 and 460,163 shares of common stock for 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

The computation of diluted average common shares outstanding for 2005 and 2004 was affected by our accelerated stock repurchase program, which was completed during the third quarter of 2005, to the extent that the volume-weighted average price of the shares purchased by the counterparty under the program exceeded the price per share initially paid at the program’s inception. Throughout the repurchase program, it was assumed that any additional amounts payable to the counterparty would be settled by shares of the company’s stock, and thus any such differential that existed at the end of each reporting period was included in the computation of diluted average common shares outstanding. The reverse treasury stock method was used to calculate the additional number of shares included in the diluted share total. At the completion of the repurchase program, we elected to settle the differential due to the counterparty with a $1.9 million cash payment rather than with shares of the company’s stock.

EQUITY-BASED COMPENSATION

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment,” which we refer to in this report as SFAS No. 123R. We adopted the provisions of SFAS No. 123R on its effective date of January 1, 2006, using the modified prospective method.

At December 31, 2006, we had four stock incentive plans, the 1989, 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.5 million shares, 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1989 Stock Incentive Plan, 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At December 31, 2006, no shares were available for future use under the 1989 and 1995 Stock Incentive Plans, while approximately 61,000 shares and 967,000 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. All exercises of stock options or distributions of performance shares or restricted stock were made through issuance of new shares after January 31, 2006. Prior to that date, treasury shares were utilized.

We recorded equity-based compensation expense of $4.1 million in 2006, $2.3 million in 2005 and $1.2 million in 2004, respectively. Of these amounts, $3.7 million and $0.4 million related to performance shares and restricted stock units,

52   /   POTLATCH CORPORATION

respectively, in 2006. All equity-based compensation expense recorded in 2005 and 2004 related to performance shares. All outstanding stock options were fully vested prior to January 1, 2006. The net income tax benefit recognized in the Statements of Operations for equity-based compensation totaled $1.6 million, $0.9 million and $0.5 million in 2006, 2005 and 2004, respectively.

In addition to our four stock incentive plans, directors of the company can each elect to defer compensation in the form of stock units. We recorded compensation expense totaling $1.8 million in 2006 related to deferred compensation liabilities for certain of our active and retired directors.

Prior to 2006, we applied the intrinsic value method under Accounting Principles Board, or APB, No. 25 and related Interpretations in accounting for our equity-based compensation. As a result, no compensation cost was recognized for stock options granted under the plans because the exercise price was equal to market value at the grant date. For performance share awards, which were first granted in December 2003, compensation expense was recorded ratably over the performance period based upon the market value of our stock and the likelihood that performance measurements would be met. No restricted stock units were outstanding prior to 2006.

See Note 14 on pages 72-76 for further discussion of, and the related impacts of adopting, SFAS No. 123R on our net earnings and net earnings per share.

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

Timber, timberlands and related logging facilities are valued at cost less depletion and amortization. For fee timber, the capitalized cost includes costs related to stand establishment, such as site preparation, including all costs of preparing the land for planting, cost of seeds or seedlings, whether purchased or company produced, tree planting, including labor, materials, depreciation of company-owned equipment and the cost of contract services. Upon completion of planting activities and field inspection to assure the planting operation was successful, a plantation will be considered “established.” Subsequent expenditures made to maintain the integrity or enhance the growth of an established plantation or stand are expensed. Post-establishment expenses include release spray treatments, pest control activities, thinning operations and fertilization. Expenditures for forest management consist of regularly recurring items necessary to ownership and administration of timber producing property such as fire protection, property taxes and insurance, silviculture costs incurred subsequent to stand establishment, cruising (physical inventory), property maintenance and salaries, supplies, travel, record-keeping and other normal recurring administrative personnel costs and are accounted for as current operating expenses. Timberland purchased on the open market is capitalized and the cost is allocated to the relative values of the component items as appraised, such as timberland, merchantable sawtimber, merchantable pulpwood, reproduction (young growth not merchantable), logging roads and other land improvements. The capitalized cost includes purchase price, title search and title recording, transfer taxes and fees, cruise of timber, appraisals and running of boundary lines.

The aggregate estimated volume of current standing timber inventory is updated at least annually to reflect increases in merchantable timber due to reclassification of young growth stands to merchantable timber stands, the annual growth rates of merchantable timber and the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests

2006 FORM 10-K   /   53

and land sales. Reproduction accounts are reviewed annually, and dollars and volumes are transferred from reproduction accounts to merchantable timber accounts on a reasonable and consistent basis. Volumes and the related accumulated costs are tracked and, as the timber is harvested, the cost per ton is amortized to depletion. Total standing volume is estimated on an annual basis using inventory data and a forest growth projection model. Timber volumes are estimated from cruises of the timber tracts, which are completed on all of our timberlands on approximately a 10-year cycle. Since the individual cruises collect field data at different times for specific sites, the growth-model projects standing inventory from the cruise date to a common reporting date. Average annual growth rates for the merchantable inventory have historically been in the range of 2%-3%.

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

Since timber, timberlands and related logging facilities are generally considered to be long-term productive assets, we classify these expenditures as investing activities in our Consolidated Statements of Cash Flows. Depletion, amortization and cost of permit timber harvested associated with timber, timberlands and related logging facilities are non-cash adjustments to net earnings in the operating activities section of the Consolidated Statements of Cash Flows.

Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements and replacements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation or amortization are removed from the accounts. Any gains or losses are included in earnings.

LIKE-KIND EXCHANGES AND RESTRICTED CASH

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, we enter into like-kind exchange, or LKE, tax-deferred transactions. There are two main types of LKE transactions: forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold by us. Under both forward and reverse transactions, the transactions must be completed within time periods outlined in Internal Revenue Code Section 1031.

We use a qualified LKE intermediary to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to the company by the intermediary and are reclassified as available cash and applicable taxes are recognized. Proceeds from reverse LKE transactions are not restricted because the funds are not subject to risk, earn interest and are available upon demand; therefore, these proceeds are included in cash.

At December 31, 2006, we had $6.7 million of proceeds from land sales deposited with a LKE intermediary and classified as restricted cash on the Consolidated Balance Sheet and as a non-cash adjustment to operating earnings on the Consolidated Statement of Cash Flows. We had no proceeds deposited with a qualified LKE intermediary and classified as restricted cash at December 31, 2005.

54   /   POTLATCH CORPORATION

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

ENVIRONMENTAL

As part of our corporate policy, we have an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, accruals for environmental liabilities that are not within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations,” are established in accordance with SFAS No. 5, “Accounting for Contingencies.” We estimate our environmental liabilities based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related liabilities are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental liabilities and, as additional information becomes known, our estimates may change significantly. Our estimates of our environmental liabilities do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier’s agreement to payment terms. In those instances in which our estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, we do not believe that we will be exposed to additional material liability as a result of non-performance by such third parties. Currently, we are not aware of any material environmental liabilities and have accrued for only specific environmental remediation costs that we have determined are probable and reasonably estimable.

REVENUE RECOGNITION

We recognize revenue from the sale of timber when title and risk of loss transfers to the buyer. Revenue from the sale of land is recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” We receive the entire consideration in cash at closing for substantially all of our land sales. Also at closing, all risks and rewards of ownership are transferred to the buyer, and we do not have a substantial continuing involvement in any of our properties after sales are consummated.

We recognize revenue from sales of our wood, pulp and paperboard and consumer tissue products when title and risk of loss pass to the customer. In the case of export sales, title may not pass until the product reaches a foreign port.

Revenues are recorded net of any sales taxes collected. Sales taxes, when collected, are recorded as a current liability and remitted to the appropriate governmental entities.

2006 FORM 10-K   /   55

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007. We believe any amount recorded will not be material.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. It requires registrants to quantify errors using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying a misstatement as material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB 108 allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted SAB 108 at December 31, 2006. It did not have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP prohibits companies from recognizing planned major maintenance costs under the “accrue-in-advance” method, which allowed the accrual of a liability over several reporting periods before the maintenance is performed. FSP AUG AIR-1 is applicable to entities in all industries for fiscal years beginning after December 15, 2006, and must be retroactively applied. We have reviewed this FSP and determined that it will not have an effect on our annual financial condition and results of operations. However, prior to 2007, we used the “accrue-in-advance” method to recognize planned major maintenance costs for interim periods within a year. Therefore, adoption of this FSP on January 1, 2007, is expected to have the following effect, primarily related to our pulp and paperboard segment, on our pre-tax quarterly results of operations, as reported in 2006:

•	For the quarter ended March 31, 2006: an increase of $4.8 million.
•	For the quarter ended June 30, 2006: a decrease of $9.1 million.
•	For the quarter ended September 30, 2006: an increase of $2.4 million.
•	For the quarter ended December 31, 2006: an increase of $1.9 million.

RECLASSIFICATIONS

Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

56   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.

REIT Conversion

Effective January 1, 2006, we restructured our operations to qualify for treatment as a real estate investment trust, or REIT, for federal income tax purposes. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily includes income from the sale of standing timber. Accordingly, prior to our REIT conversion, we transferred to our wholly-owned taxable REIT subsidiary, Potlatch Forest Products Corporation, which we refer to in these notes as Potlatch TRS, substantially all of our non-timberland assets, consisting primarily of manufacturing facilities engaged in the manufacturing of wood products, pulp and paperboard and tissue products, assets previously used by us for the harvesting of timber and the sale of logs, and selected land parcels that we expect will be sold or developed for higher and better use purposes. Our use of Potlatch TRS, which is taxed as a C corporation, enables us to continue to engage in these non-REIT qualifying businesses without violating the REIT requirements. In connection with this restructuring, our subsidiary that holds our timberlands agreed to sell standing timber to Potlatch TRS at fair market prices.

As a consequence of our conversion to a REIT, we were not permitted to retain earnings and profits accumulated during years when we were taxed as a C corporation. Therefore, in order to remain qualified as a REIT, we distributed these earnings and profits by making a one-time special distribution to stockholders, which we refer to as the special E&P distribution, on March 31, 2006. The special E&P distribution, with an aggregate value of approximately $445 million, consisted of $89 million in cash and approximately 9.1 million shares of Potlatch common stock valued at $356 million.

In addition, deferred tax liabilities of $56.5 million, which related to REIT qualifying activities, were no longer required. The deferred tax balance was therefore reduced in 2006 by recording a benefit in our provision for income taxes.

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

2006 FORM 10-K   /   57

NOTE 3.

Inventories

(Dollars in thousands)

	2006	2005
Logs, pulpwood, chips and sawdust	$23,518	$31,697
Lumber and other manufactured wood products	22,931	28,185
Pulp, paper and converted paper products	78,164	103,301
Materials and supplies	44,203	46,513
	$168,816	$209,696
Valued at lower of cost or market:
Last-in, first-out basis	$36,454	$47,377
Average cost basis	132,362	162,319
	$168,816	$209,696

If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $22.8 million higher at December 31, 2006, and $26.7 million higher at December 31, 2005. Reductions in quantities of LIFO inventories valued at lower costs prevailing in prior years had the effect of increasing earnings, net of income taxes, by less than $0.1 million in 2006 and 2005, and approximately $2.2 million ($.08 per common share) in 2004.

NOTE 4.

Plant and Equipment

(Dollars in thousands)

	2006	2005
Land improvements	$65,100	$65,160
Buildings and structures	217,187	216,983
Machinery and equipment	1,568,980	1,545,307
Construction in progress	19,852	15,519
	$1,871,119	$1,842,969

Depreciation charged against income amounted to $70.8 million in 2006 ($68.3 million in 2005 and $66.0 million in 2004).

At December 31, 2006, our authorized capital spending budget, including $9.0 million carried over from prior years, totaled $64.6 million. We expect to spend $61.5 million of this amount in 2007.

NOTE 5.

Timber, Timberlands and Related Logging Facilities

(Dollars in thousands)

	2006	2005
Timber and timberlands	$341,427	$351,391
Related logging facilities	50,150	49,204
	$391,577	$400,595

58   /   POTLATCH CORPORATION

Depletion from company-owned lands amounted to $17.4 million in 2006 ($12.0 million in 2005 and $9.6 million in 2004). Amortization of logging roads and related facilities amounted to $2.1 million in 2006 ($2.2 million in 2005 and $1.8 million in 2004).

In December 2006, we entered into a definitive agreement to acquire 76,000 acres of prime timberland in Wisconsin for $64.5 million from Tomahawk Timberlands, LLC, and Tomahawk Highlands, LLC. The transaction closed in January 2007. This was our first significant purchase of timberland in more than a decade.

NOTE 6.

Other Assets

(Dollars in thousands)

	2006	2005
Noncurrent investments	$16,067	$15,066
Other	4,148	4,009
	$20,215	$19,075

Noncurrent investments primarily consist of company owned life insurance stated at cash surrender value.

NOTE 7.

Taxes on Income

As a REIT, if we meet certain requirements, we generally will not be subject to federal corporate income taxes on our ordinary and capital gains income from our real estate investments that we distribute to our shareholders. We will, however, be subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2006) on sales of real property (other than timber) held by the REIT during the first ten years following the REIT conversion. The built-in gains tax can be eliminated if sale proceeds are reinvested in similar properties within specified time periods, through the utilization of LKE transactions. We will continue to be required to pay federal corporate income taxes on earnings from our non-real estate investments, principally our manufacturing operations, held by Potlatch TRS.

In association with our REIT conversion, we estimated an amount for deferred tax liabilities that were no longer necessary and reversed this amount, totaling $56.5 million, as an income tax benefit in 2006. Also, as a part of this analysis, we estimated the amount of REIT property that will be sold within the next ten years and retained a deferred tax liability on the book-to-tax difference of approximately $3 million. This estimate will be periodically reviewed and adjusted as necessary.

The provision (benefit) for taxes on income is comprised of the following:

(Dollars in thousands)

	2006	2005	2004
Current*	$21,495	$16,251	$65,502
Deferred	(14,038)	(1,575)	110,563
Deferred tax adjustment due to REIT conversion	(56,534)	—	—
Provision (benefit) for taxes on income	$(49,077)	$14,676	$176,065

*	The tax benefit related to stock issued in conjunction with our stock compensation plans has been recorded as an increase to additional paid-in capital rather than a reduction to the provision for income taxes. The amount of this increase was $2.6 million, $2.5 million and $6.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Included in the provision for 2004 were benefits of $59.7 million realized from the utilization of net operating loss carryforwards and $43.4 million of alternative minimum tax credits.

2006 FORM 10-K   /   59

The provision (benefit) for taxes on income differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before taxes on income due to the following:

(Dollars in thousands)

	2006	2005	2004
Computed “expected” tax expense	$31,511	$16,674	$156,604
REIT income not subject to federal income tax	(24,203)	—	—
State and local taxes, net of federal income tax benefits	570	1,824	18,035
Tax credits	(411)	(2,285)	—
Deferred tax adjustment due to REIT conversion	(56,534)	—	—
Deferred state tax adjustments	—	(2,395)	2,354
All other items	(10)	858	(928)
Provision (benefit) for taxes on income	$(49,077)	$14,676	$176,065
Effective tax rate	(54.5)%	30.8%	39.4%

Our effective tax rate for 2006 was (54.5)%, compared to 30.8% for 2005 and 39.4% for 2004. The effective rate for 2006 was significantly different than the rates used for 2005 and 2004 due to our REIT conversion in 2006 and the resulting reversal of deferred taxes. The effective rate for 2005 was lower than the rate used for 2004 due to the application of tax credits to our 2005 tax provision, as well as the effect of the Qualified Domestic Production Activity Credit and the effect of changes to state tax apportionments.

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(Dollars in thousands)

	2006	2005
Deferred Tax Assets:
Employee benefits	$9,836	$10,468
Postretirement benefits	114,341	81,361
Incentive compensation	3,938	3,351
Tax credits	6,346	11,683
Other	7,737	4,575
Total deferred tax assets	142,198	111,438
Valuation allowance	(6,106)	(6,166)
Deferred tax assets, net of valuation allowance	$136,092	$105,272
Deferred Tax Liabilities:
Plant and equipment	$(137,899)	$(152,697)
Timber, timberlands and related logging facilities	(2,030)	(61,278)
Pensions	(37,025)	(77,483)
Total deferred tax liabilities	(176,954)	(291,458)
Net deferred tax liabilities	$(40,862)	$(186,186)

60   /   POTLATCH CORPORATION

Net deferred tax liabilities consist of:

(Dollars in thousands)

	2006	2005
Current deferred tax assets[1]	$12,298	$10,579
Noncurrent deferred tax assets	123,794	94,693
Noncurrent deferred tax liabilities	(176,954)	(291,458)
Net noncurrent deferred tax liabilities	(53,160)	(196,765)
Net deferred tax liabilities	$(40,862)	$(186,186)

[1]	Included in “Prepaid expenses” in the Balance Sheets.

A valuation allowance has been recognized for certain state tax credit carryforwards due to uncertainty of sufficient taxable income prior to expiration of available carryover periods. The valuation allowance decreased $0.1 million during 2006 and increased $1.2 million during 2005.

As a result of adopting SFAS No. 158, ”Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R,” we recorded additional net deferred tax assets totaling $74.8 million related to our pension and postretirement benefits plans.

Our federal income tax returns have been examined, and we have reached final settlement, for all tax years through 1994. Examinations for the years 1995 through 2004 have been completed, and agreement has been reached with the Internal Revenue Service regarding tax issues for those years. In the opinion of management, adequate provision has been made at December 31, 2006, for income taxes that might be due as a result of the agreement, and any assessments will have no material effect on our consolidated earnings.

We adopted the provisions of FIN 48, effective January 1, 2007. The Interpretation requires additional disclosures about tax positions we have taken, and the treatment of related items in the statements of operations and balance sheets. We believe any amount recorded will not be material.

NOTE 8.

Debt

(Dollars in thousands)

	2006	2005
Revenue bonds, fixed-rate 5.9% to 7.75%, due 2007 through 2026	$156,327	$158,440
Debentures, 6.95%, due 2015	22,479	22,476
Credit sensitive debentures, 9.125%, due 2009	100,000	100,000
Medium-term notes, fixed-rate 8.65% to 8.89%, due 2011 through 2022	48,750	48,950
Senior subordinated notes, 10%	—	5,504
Other notes	75	84
	327,631	335,454
Less current installments on long-term debt	6,157	2,357
Long-term debt	$321,474	$333,097

We repaid $2.1 million and $1.1 million of revenue bonds on their normal maturity dates in 2006 and 2005, respectively. We repaid $0.2 million of our medium-term notes on their normal maturity date in 2006.

2006 FORM 10-K   /   61

In the fourth quarter of 2004, we made a tender offer for our outstanding $250 million 10% Senior Subordinated Notes due 2011. By the end of the offer period, $244.5 million of the notes had been tendered, and they were subsequently redeemed. We redeemed the remaining $5.5 million of the notes on July 15, 2006 at a 105% premium.

The interest rate payable on our 9.125% credit sensitive debentures is subject to adjustment in accordance with the table below if certain changes in the debt rating of the debentures occur. On October 27, 2005, S&P announced that it had lowered our senior unsecured debt rating to BB stable from BB+. The rating downgrade caused the interest rate on our credit sensitive debentures to increase from 12.5% to 13.0%, effective October 27, 2005. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in October 2005.

RATINGS
MOODY’S	S&P	APPLICABLE RATE (%)
Aaa	AAA	8.825
Aa1 – Aa3	AA+ – AA-	8.925
A1 – Baa2	A+ – BBB	9.125
Baa3	BBB-	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB-	13.500
B1 or lower	B+ or lower	14.000

Our current unsecured bank credit facility, which expires on December 22, 2008, provides for a revolving line of credit of up to $175 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of December 31, 2006, there were no borrowings outstanding under the revolving line of credit; however, approximately $10.0 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Loans under the credit facility bear interest at LIBOR plus between 0.625% and 1.625% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus up to 0.625% for other loans. Currently, we are eligible to borrow under the credit facility at LIBOR plus 0.875%.

The agreement governing our credit facility contains certain covenants that, among other things, limit to a certain degree our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. We will be permitted to pay distributions under the terms of the credit facility so long as we remain in pro forma compliance with the financial covenants.

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of December 31, 2006:

	COVENANT REQUIREMENT	ACTUAL RATIO AT DECEMBER 31, 2006
Maximum Funded Indebtedness To Capitalization Ratio	55%	32.6%

Minimum Net Worth	80% of consolidated net worth at March 31, 2006[1]	128.8%

Minimum Interest Coverage Ratio	2.75 to 1.00	7.22 to 1.00

[1]	The minimum requirement is 80% of consolidated net worth as of March 31, 2006, with an adjustment to the minimum requirement for the net cash proceeds, on a cumulative basis, of all equity issuances.

62   /   POTLATCH CORPORATION

Events of default under the credit facility include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events.

We and several of our subsidiaries are parties to the credit agreement and eligible to borrow thereunder, subject to the $175 million aggregate credit limit and continued compliance with debt covenants. Any borrowings by one of these entities under the credit facility reduces the credit available for all the entities. As a result, borrowings by Potlatch TRS under the credit facility would, until repaid, reduce the amount of borrowings otherwise available to us for purposes such as the funding of quarterly distributions.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2006, are as follows:

(Dollars in thousands)

2007	$6,157
2008	209
2009	100,410
2010	11
2011	5,011

NOTE 9.

Accounts Payable and Accrued Liabilities

(Dollars in thousands)

	2006	2005
Trade accounts payable	$50,206	$54,678
Accrued wages, salaries and employee benefits	39,611	35,667
Accrued taxes on income	22,284	1,088
Book overdrafts	14,590	8,524
Accrued taxes other than taxes on income	9,999	10,948
Accrued interest	3,848	4,265
Accrued restructuring, mill closure and divestiture charges	1,328	1,830
Other	27,121	26,608
	$168,987	$143,608

NOTE 10.

Other Long-Term Obligations

(Dollars in thousands)

	2006	2005
Employee benefits and related liabilities	$13,554	$12,538
Other	5,505	5,233
	$19,059	$17,771

2006 FORM 10-K   /   63

NOTE 11.

Financial Instruments

Estimated fair values of our financial instruments are as follows:

(Dollars in thousands)

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments	$35,996	$35,996	$63,833	$63,833
Long-term debt	327,631	350,911	335,454	359,302

For short-term investments the carrying amount approximates fair value. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. For long-term debt for which there is no quoted market price, we use a pricing service to assist in calculating average market prices for comparable liquid revenue bonds.

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

We had no activity during 2006 that required hedge or derivative accounting treatment. However, to partially mitigate our exposure to market risk for changes in utility commodity pricing, we entered into firm price contracts for a portion of the natural gas requirements for our manufacturing facilities. The effects of these arrangements were not significant.

The following describes our activities in this area during 2005:

•

In October 2004, our board of directors authorized the repurchase of approximately $75 million of our outstanding common stock, to be implemented through an accelerated stock repurchase program with a financial counterparty. In November 2004, we repurchased 1,560,397 shares for $75.4 million, or approximately $48.29 per share. In connection with the repurchase, the counterparty purchased shares for its own account in the open market over a nine-month period, which ended in August 2005. At the end of that period, we paid a price adjustment based on the difference between the volume-weighted average price of shares traded during the period and the initial price paid for the shares in November 2004. Approximately 808,900 of the shares purchased through the accelerated stock repurchase program were subject to a collar, which set a minimum and maximum price for shares repurchased, for the purpose of limiting the price adjustment. The price adjustment for the remainder of the shares was not subject to any limitation. We had the option of paying the price adjustment in cash or by the issuance of common stock. During the third quarter of 2005, we paid $1.9 million in cash to the counterparty to settle our obligation under the stock repurchase program.

The following describes our activities in this area during 2004:

•

From December 2001 to August 2004, we entered into several fixed-to-variable interest rate swaps to hedge a portion of our 10% Senior Subordinated Notes. The swaps were designated as fair value hedges and called for us to pay a variable

64   /   POTLATCH CORPORATION

interest amount, based on LIBOR rates, and receive a fixed-rate payment from a financial institution, calculated on $165.0 million of our 10% Senior Subordinated Notes. The terms of the interest rate swaps allowed us to assume there was no ineffectiveness in the hedges, and therefore, no amounts representing ineffectiveness were recognized in earnings during the periods the swaps were in effect. In August 2004, we terminated the last of these swaps. The aggregate cash settlements received upon termination of the swaps totaled $29.2 million, of which $4.3 million had been ratably accreted to earnings over the term of the underlying debt. In October 2004, as a result of our early repayment of $244.5 million of the notes, we recognized in earnings $24.4 million of the aggregate cash settlements received. The balance of the cash settlements, totaling $0.5 million at December 31, 2004, was accreted to earnings until the remaining $5.5 million of the outstanding notes were redeemed on July 15, 2006.

•

During the third quarter of 2003, we entered into several derivative financial instruments designated as cash flow hedges for a portion of our expected natural gas purchases during November 2003 through March 2004. The financial instruments were in the form of collars, and applied to 13,200 mmBtu of natural gas purchased per day for the five-month period beginning November 1, 2003, which represented approximately 60% of our expected daily usage during that period. As designated cash flow hedges, changes in the fair value of the financial instruments were recognized in “Other comprehensive loss,” to the extent the hedges were deemed effective, until the hedged item was recognized in the statement of operations. The terms of the instruments allowed us to conclude there was no ineffectiveness and therefore, no amount representing ineffectiveness was recognized in earnings. The reclassification of gains or losses reported in “Other comprehensive loss” to earnings occurred when the related inventory was classified as a cost of sales. As of March 31, 2004, the collars had expired, and the related loss of $0.1 million was recorded in income by the end of April 2004. We have not entered into any additional instruments to hedge our expected future natural gas purchases. However, as discussed above, to help mitigate the exposure to market risk for changes in natural gas commodity pricing, we occasionally use firm-price contracts to supply a portion of our natural gas requirements.

NOTE 12.

Savings, Pension and Other Postretirement Benefit Plans

Substantially all of our employees are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. In 2006, 2005 and 2004, we made matching 401(k) contributions on behalf of employees of $5.4 million, $5.1 million and $5.4 million, respectively. We also provide benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plans are primarily noncontributory.

In September 2006, the FASB issued SFAS No. 158, which requires a company that is a business entity and sponsors one or more single-employer defined benefit plans to:

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

•

Recognize as a component of “other comprehensive income, net of tax,” the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Amounts recognized in “accumulated other comprehensive income (loss),” including the gains or losses,

2006 FORM 10-K   /   65

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

As required by SFAS No. 158, we recognized on our Balance Sheet at December 31, 2006, the funded status of our defined benefit pension and other postretirement benefits plans. Retrospective application of the provisions of Statement 158 is not permitted. The incremental effect of applying the Statement on individual line items in our Balance Sheet at December 31, 2006, are as follows:

(Dollars in thousands)

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Noncurrent pension assets	$236,248	$(117,893)	$118,355
Total assets	1,575,500	(117,893)	1,457,607
Current liability for pension and OPEB	(1,359)	(19,761)	(21,120)
Noncurrent liability for pension and OPEB	(235,770)	(54,021)	(289,791)
Net noncurrent deferred taxes	(127,913)	74,753	(53,160)
Total liabilities	(880,719)	971	(879,748)
Accumulated other comprehensive loss	2,130	116,922	119,052
Total stockholders’ equity	(694,781)	116,922	(577,859)

66   /   POTLATCH CORPORATION

We use a December 31 measurement date for our benefit plans. The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans are as follows:

(Dollars in thousands)

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT BENEFIT PLANS
	2006	2005	2006	2005
Benefit obligation at beginning of year	$616,551	$588,271	$333,400	$315,290
Service cost	12,166	10,677	2,797	2,778
Interest cost	33,278	33,421	16,077	18,211
Plan amendments	822	1,790	—	—
Actuarial (gains) losses	(13,085)	23,638	(46,720)	16,588
Medicare Part D subsidies received	—	—	1,277	—
Benefits paid	(41,236)	(41,246)	(18,198)	(19,467)
Benefit obligation at end of year	608,496	616,551	288,633	333,400
Fair value of plan assets at beginning of year	629,579	630,780	3	2
Actual return on plan assets	96,763	38,721	2	1
Employer contribution	19,462	1,324	—	—
Benefits paid	(41,236)	(41,246)	—	—
Fair value of plan assets at end of year	704,568	629,579	5	3
Funded status at end of year	$96,072	$13,028	$(288,628)	$(333,397)
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$118,355	$208,283	$—	$—
Current liabilities	(1,725)	(1,335)	(19,395)	—
Noncurrent liabilities	(20,558)	(19,478)	(269,233)	(208,618)
Net amount recognized	$96,072	$187,470	$(288,628)	$(208,618)

Amounts recognized (pre-tax) in Accumulated Other Comprehensive Loss consist of:

(Dollars in thousands)

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT BENEFIT PLANS
	2006	2005	2006	2005
Net loss	$106,127	$—	$91,186	$—
Prior service cost (credit)	16,320	—	(18,466)	—
Minimum pension liability	—	3,479	—	—
Net amount recognized	$122,447	$3,479	$72,720	$—

The accumulated benefit obligation for all defined benefit pension plans was $583.3 million and $589.8 million at December 31, 2006, and 2005, respectively.

2006 FORM 10-K   /   67

Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(Dollars in thousands)

	2006	2005
Projected benefit obligation	$22,283	$22,905
Accumulated benefit obligation	21,221	20,813
Fair value of plan assets	—	—

Components of net periodic costs (benefit) were as follows:

(Dollars in thousands)

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT BENEFIT PLANS
	2006	2005	2004	2006	2005	2004
Service cost	$12,166	$10,677	$10,613	$2,797	$2,778	$3,056
Interest cost	33,278	33,421	33,880	16,077	18,211	17,075
Expected return on plan assets	(61,295)	(61,669)	(58,045)	—	—	—
Amortization of prior service cost (credit)	2,068	2,100	1,806	(2,576)	(2,576)	(1,618)
Recognized actuarial loss	5,675	1,350	220	7,913	11,233	6,677
Net periodic cost (benefit)	$(8,108)	$(14,121)	$(11,526)	$24,211	$29,646	$25,190

The pension benefits presented above do not reflect a $1.1 million charge recorded in 2004 related to the sale of our OSB operations. This amount is included in “Gain (loss) from discontinued operations” in the Statements of Operations.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $5.1 million and $2.2 million, respectively. The estimated net loss and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $6.2 million and $(2.6) million, respectively.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act, was signed into law. The Act, which went into effect on January 1, 2006, introduces a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Pursuant to FSP No. 106-2, we determined in 2004, with the assistance of consulting actuaries, that certain benefits provided under our plans were actuarially equivalent to the Medicare Part D standard plan and were eligible for the employer subsidy. We chose the prospective application option for adoption of the FSP as of July 1, 2004. At that time, the effects of the Act on the accumulated postretirement benefit obligation, or APBO, were measured and were determined to reduce the APBO by $25.9 million. After receiving further guidance from the Centers for Medicare and Medicaid Services in 2005, our consulting actuaries determined that the effects of the Act would reduce the APBO by an additional $21.5 million. The aggregate effect in 2005 of these two adjustments on service cost, interest cost and amortization of (gain)/loss was approximately $7.3 million. This gain is reflected in the table presented above. During 2006, we received subsidy payments totaling $1.3 million.

68   /   POTLATCH CORPORATION

Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT BENEFIT PLANS
	2006	2005	2004	2006	2005	2004
Discount rate	5.85%	5.60%	5.90%	5.85%	5.60%	5.90%
Expected return on plan assets	9.50	9.50	9.50	9.00	9.00	9.00
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

Weighted average assumptions used to determine the net periodic benefit (cost) for the years ended December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT BENEFIT PLANS
	2006	2005	2004	2006	2005	2004
Discount rate	5.60%	5.90%	6.25%	5.60%	5.90%	6.25%
Expected return on plan assets	9.50	9.50	9.50	9.00	9.00	9.00
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. Over the past 29 years, the period we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 11.5%.

The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2006 was an 11% increase over the previous year, with the rate of increase scheduled to decline one percent annually to a long-term ultimate rate increase assumption of 6% for 2011 and thereafter. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

(Dollars in thousands)

	1% INCREASE	1% DECREASE
Effect on total of service and interest cost components	$2,158	$(1,932)
Effect on postretirement benefit obligation	29,860	(25,287)

The weighted average asset allocations at December 31 by asset category are as follows:

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT BENEFIT PLANS
ASSET CATEGORY	2006	2005	2006	2005
Domestic equity securities	66%	64%	—%	—%
Global equity securities	10	10	—	—
Debt securities	22	24	—	—
Other	2	2	100	100
Total	100%	100%	100%	100%

We utilize formal investment policy guidelines for our company-sponsored pension plans. These guidelines are approved by the board of directors and are periodically reviewed, as the board of directors has ultimate fiduciary responsibility for pension plan

2006 FORM 10-K   /   69

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

The general policy states that plan assets will be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that adequate liquidity will be maintained for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revising long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection include:

•

Assets are diversified among various asset classes, such as domestic equities, global equities, fixed income, convertible securities, venture capital and liquid reserves. The long-term asset allocation ranges are as follows:

Domestic and global equities	50%-80%
Fixed income and convertible securities	15%-40%
Venture Capital	00%-05%
Liquid reserves	00%-10%

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

The investment guidelines also require that the individual investment managers are expected to achieve a reasonable rate of return over a market cycle. Emphasis will be placed on long-term performance versus short-term market aberrations. Factors to be considered in determining reasonable rates of return include performance achieved by a diverse cross section of other investment managers, performance of commonly used benchmarks (e.g., S&P 500 Index, Shearson Lehman Government/Corporate Intermediate Index, Morgan Stanley World Index, Merrill Lynch Investment Grade Convertibles Index, Russell Value Index), actuarial assumptions for return on plan investments and specific performance guidelines given to individual investment managers.

During 2006, eight active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges approved by the board of directors.

No minimum contributions to our qualified pension plans are estimated for 2007 due to the funded status of those plans at December 31, 2006. However, we estimate contributions will total approximately $1.7 million in 2007 for our non-qualified plan. We do not anticipate funding our postretirement benefit plans in 2007 except to pay benefit costs as incurred during the year by plan participants.

70   /   POTLATCH CORPORATION

Estimated future benefit payments, which reflect expected future service and expected medicare prescription subsidy receipts are as follows for the years indicated:

(Dollars in thousands)

	PENSION BENEFIT PLANS	OTHER POSTRETIREMENT BENEFIT PLANS	EXPECTED MEDICARE SUBSIDY
2007	$42,769	$21,500	$2,100
2008	42,549	22,500	2,300
2009	42,051	23,400	2,400
2010	41,949	24,300	2,600
2011	42,165	25,000	2,700
2012 – 2016	219,961	128,100	15,400

Hourly employees at two of our manufacturing facilities participate in multi-employer defined benefit pension plans: the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Pension Fund; and the International Association of Machinist & Aerospace Workers National Pension Fund, to which we make contributions. We also make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees, which is managed by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Pension Fund. Company contributions to these plans in 2006, 2005 and 2004 amounted to $7.8 million, $9.0 million and $7.9 million, respectively.

NOTE 13.

Commitments and Contingencies

We have operating leases covering office, warehouse and distribution space, equipment and vehicles expiring at various dates through 2019. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

As of December 31, 2006, the future minimum rental payments required under our operating leases are as follows:

(Dollars in thousands)

2007	$12,405
2008	10,397
2009	7,038
2010	5,284
2011	4,888
2012 and later years	22,317
Total	$62,329

Rent expense for continuing operations was $14.3 million, $13.5 million and $13.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In March, April and May 2006, a series of private antitrust lawsuits were filed against us and seven other manufacturers of OSB by plaintiffs who claim they purchased OSB at artificially high prices. The cases purport to be class actions brought on behalf of direct and indirect purchaser classes. The complaints allege that the defendant OSB manufacturers violated federal and state antitrust laws by purportedly conspiring from mid-2002 to the present to drive up the price of OSB. The indirect purchaser complaints also allege that defendants violated various states’ unfair competition laws and common law.

2006 FORM 10-K   /   71

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

At December 31, 2006, we had four stock incentive plans, the 1989, 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.5 million shares, 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1989 Stock Incentive Plan, 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At December 31, 2006, no shares were available for future use under the 1989 and 1995 Stock Incentive Plans, while approximately 61,000 shares and 967,000 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. All exercises of stock options or distributions of performance shares or restricted stock were made through the issuance of new shares after January 31, 2006. Prior to that date, treasury shares were utilized.

We recorded equity-based compensation expense of $4.1 million in 2006, $2.3 million in 2005 and $1.2 million in 2004, respectively. Of these amounts, $3.7 million and $0.4 million related to performance shares and restricted stock units, respectively, in 2006. All equity-based compensation expense recorded in 2005 and 2004 related to performance shares. All outstanding stock options were fully vested prior to January 1, 2006. The net income tax benefit recognized in the Statements

72   /   POTLATCH CORPORATION

of Operations for equity-based compensation totaled $1.6 million, $0.9 million and $0.5 million in 2006, 2005 and 2004, respectively.

In addition to our four stock incentive plans, directors of the company can each elect to defer compensation in the form of stock units. We recorded compensation expense totaling $1.8 million in 2006 related to deferred compensation liabilities for certain of our active and retired directors.

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

Our pre-tax income for the year ended December 31, 2006 was $4.7 million higher than what would have been reported under APB No. 25. The following table illustrates the impact SFAS No. 123R has had on our net earnings and net earnings per share:

(Dollars in thousands – except per-share amounts)

FOR THE YEAR ENDED DECEMBER 31, 2006
Net earnings, as reported	$139,110
Add: equity-based compensation expense recorded under SFAS No. 123R, net of tax	2,498
Deduct: equity-based compensation expense determined under APB No. 25, net of tax	(5,363)
Pro forma net earnings	$136,245
Basic net earnings per share, as reported	$3.81
Diluted net earnings per share, as reported	3.79
Pro forma basic net earnings per share	3.74
Pro forma diluted net earnings per share	3.72

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Statement of Cash Flows. SFAS No. 123R requires $0.9 million of cash flow as of December 31, 2006, representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized, be classified as a financing cash inflow and an operating cash outflow.

Had we adopted SFAS No. 123R in the prior year periods, the effect of adoption would have approximated the pro forma disclosures made under SFAS No. 123 as of December 31, 2005 and 2004, as follows:

(Dollars in thousands – except per-share amounts)

	2005	2004
Net earnings, as reported	$32,964	$271,249
Add: equity-based compensation expense recorded under APB No. 25, net of tax	1,376	718
Deduct: equity-based compensation expense determined under SFAS No. 123, net of tax	(2,091)	(1,597)
Pro forma net earnings	$32,249	$270,370
Basic net earnings per share, as reported	$1.13	$9.23
Diluted net earnings per share, as reported	1.13	9.19
Pro forma basic net earnings per share	1.11	9.20
Pro forma diluted net earnings per share	1.11	9.17

2006 FORM 10-K   /   73

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, are fully exercisable after two years and expire not later than 10 years from the date of grant. In December 2005, the executive compensation and personnel policies committee of the board of directors, which we refer to as the committee, decided that no new stock options would be granted in 2005 and thus granted performance shares only, and no new stock options were granted in 2006. The committee believes that performance shares provide a superior incentive to stock options for employees in a REIT. Additionally, the committee approved the accelerated vesting of all outstanding, unvested, stock options effective December 31, 2005. As a result, 58,275 options vested on that date instead of the normal vesting date of December 4, 2006. In accordance with APB No. 25 accounting rules, compensation expense related to the accelerated vesting, totaling less than one thousand dollars, was recorded on December 31, 2005.

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

A summary of the status of outstanding stock options as of December 31, 2006, 2005 and 2004 and changes during those years is presented below:

	2006		2005		2004
	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE
Outstanding at January 1	849,960	$37.76	1,307,815	$37.23	2,716,820	$36.19
Granted	—	—	—	—	122,785	50.75
Adjustment as a result of special distribution/ dividend	360,435	26.40	—	—	84,513	36.35
Shares exercised	(328,740)	27.42	(447,617)	36.05	(1,530,948)	34.72
SARs exercised	—	—	—	—	(36,600)	36.83
Canceled or expired	(6,230)	30.01	(10,238)	44.05	(48,755)	28.07

Outstanding at December 31	875,425	26.16	849,960	37.76	1,307,815	37.23

Options exercisable	875,425	26.16	849,960	37.76	1,112,008	36.10
Fair value of options granted during the year	$—		$—		$6.99
Total intrinsic value of options exercised during the year (in thousands)	$4,108		$6,452		$15,759

There were no unvested stock options outstanding during 2006.

74   /   POTLATCH CORPORATION

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The valuation model used the following assumptions:

GRANT YEAR	DIVIDEND YIELD*	STOCK VOLATILITY	RISK FREE INTEREST RATE	EXPECTED TERM
2004	6.11%	.2655	4.35%	10 years

*	The significant dividend yield for 2004 was due to a $2.50 special dividend paid during the year.

The following table summarizes information about stock options outstanding at December 31, 2006:

	OPTIONS OUTSTANDING AND EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT 12/31/06	WEIGHTED AVG. REMAINING CONTRACTUAL LIFE	WEIGHTED AVG. EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
$15.8849 to $19.0779	128,470	5.56 years	$17.43
$21.3279 to $29.5181	503,117	3.90 years	24.56
$32.0957 to $35.4393	243,838	5.03 years	34.06

$15.8849 to $35.4393	875,425	4.46 years	26.16	$15,461

Cash received from stock option exercises for the years ended December 31, 2006, 2005 and 2004 was $9.0 million, $16.1 million and $53.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.5 million, $2.5 million and $6.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

PERFORMANCE SHARES

Performance share awards granted under the plans have a three-year performance period and shares will be issued at the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group of forest products companies. The number of performance shares actually issued, as a percentage of the amounts initially granted, could range from 0% to 200% for the 2004, 2005 and 2006 grants. Performance shares granted under the program may not be voted until issued. A dividend equivalent will be calculated based upon performance shares earned and will be paid out as additional shares.

Under APB No. 25, compensation cost for 2004 and 2005 related to performance shares for the company was expensed using the market price of the company’s common stock at the close of each reporting date, adjusted for the estimated number of shares to be ultimately issued. Upon adoption of SFAS No. 123R, the fair value of all performance share awards after January 1, 2006, is estimated by an independent third party using a Monte Carlo simulation model. For recognition of compensation expense, performance share awards granted prior to the adoption of SFAS No. 123R were valued at the market value of the company’s stock at the date of grant.

2006 FORM 10-K   /   75

A summary of the status of outstanding performance share awards as of December 31, 2006, 2005 and 2004, and changes during those years is presented below:

(Dollars in thousands – except per-share amounts)

	2006		2005		2004
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	228,599	$47.38	127,161	$43.38	58,770	$33.18
Granted	180,945	51.75	107,221	51.95	73,825	50.75
Vested	(48,420)	33.18	—	—	—	—
Forfeited	(31,766)	49.92	(5,783)	44.14	(5,434)	33.18

Unvested shares outstanding at December 31	329,358	51.62	228,599	47.38	127,161	43.38

Total fair value of share awards vested during the year	$1,607		$—		$—
Aggregate intrinsic value of unvested share awards at December 31	$12,885		$11,654		$6,432

As of December 31, 2006, there was $11.0 million of unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 2.1 years.

RESTRICTED STOCK UNITS

Our 2005 Stock Incentive Plan also allows for awards to be issued in the form of restricted stock units. During 2006, certain officers of the company were granted awards of restricted stock units, or RSUs, which will be increased by the amount of distributions paid during the vesting period. The terms of the awards state that 20% of the RSUs will vest on each of the first and second anniversaries of the awards, with the remaining 60% vesting on the third anniversary. Thus, no RSUs had vested as of December 31, 2006.

A summary of outstanding RSU awards and changes during 2006 is presented below:

	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Unvested shares outstanding at January 1	—	$—
Granted	31,051	49.30
Forfeited	(2,650)	38.30

Unvested shares outstanding at December 31	28,401	50.32	$1,245

For restricted stock awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price.

As of December 31, 2006, there was $1.0 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.2 years.

76   /   POTLATCH CORPORATION

NOTE 15.

Segment Information

Prior to our REIT conversion, our businesses were organized into four reportable operating segments, as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information:” Resource; Wood Products; Pulp and Paperboard; and Consumer Products. Beginning in 2006, the REIT conversion, discussed in Note 1 on page 57, resulted in the separation of the Resource segment into two reportable business segments: Resource and Land Sales and Development. The new Resource segment consists of substantially all of our timberlands, as well as those assets that are necessary to manage these timberlands. The primary business of the new Resource segment is the management of our timberlands to optimize the value of all possible revenue producing opportunities while at the same time adhering to our strict standards of stewardship responsibilities. Management activities include, but are not limited to, planting trees, building and maintaining roads, development of management plans, recreation lease management, and monitoring contract compliance. The new Land Sales and Development segment consists of the sale of selected non-strategic land parcels, including sales for higher and better use purposes. Results for this segment depend on the timing of closing of transactions for properties we identify as having higher and better use values. Amounts for 2005 and 2004 for these segments have been reclassified to conform to the 2006 presentation.

The reporting segments follow the same accounting policies used for our consolidated financial statements, as described in the summary of significant accounting policies, with the exception of the valuation of inventories. All segment inventories are reported using the average cost method and the LIFO reserve is recorded at the corporate level. Management evaluates a segment’s performance based upon profit or loss from operations before income taxes. Intersegment revenues or transfers are recorded based on prevailing market prices.

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements.

(Dollars in thousands)

	2006	2005	2004
Segment Revenues:
Resource	$294,207	$280,684	$253,413
Land sales and development	13,617	26,466	22,678
Wood products:
Lumber	377,604	384,627	345,800
Plywood	55,102	52,477	59,647
Particleboard	20,419	17,646	18,747
Other	43,886	38,787	31,628
	497,011	493,537	455,822
Pulp and paperboard:
Paperboard	535,796	500,624	463,408
Pulp	77,291	64,569	65,705
Other	1,113	922	200
	614,200	566,115	529,313
Consumer products	436,883	368,418	320,052
	1,855,918	1,735,220	1,581,278
Elimination of intersegment revenues	(248,091)	(233,339)	(224,907)
Total consolidated revenues	$1,607,827	$1,501,881	$1,356,371

2006 FORM 10-K   /   77

(Dollars in thousands)

	2006	2005	2004
Intersegment Revenues or Transfers[1]:
Resource	$179,878	$174,907	$164,396
Wood products	16,023	14,599	13,718
Pulp and paperboard	52,080	43,745	46,712
Consumer products	110	88	81
Total	$248,091	$233,339	$224,907
Operating Income (Loss):
Resource	$63,036	$56,387	$49,703
Land sales and development	11,917	22,441	19,407
Wood products[2]	39,465	28,594	66,650
Pulp and paperboard	23,562	(1,621)	9,191
Consumer products	27,269	10,628	(11,151)
Eliminations and adjustments	(3,752)	(1,310)	(508)
	161,497	115,119	133,292
Corporate Items:
Administration expense	(44,271)	(40,938)	(40,563)
Interest expense	(29,120)	(29,045)	(45,863)
Interest income	1,874	2,504	3,617
Debt retirement costs	53	—	(25,186)
Consolidated income before taxes on income	$90,033	$47,640	$25,297
Depreciation, depletion and amortization:
Resource	$22,496	$15,419	$11,961
Wood products	15,790	14,741	12,709
Pulp and paperboard	35,547	36,407	37,240
Consumer products	15,800	15,587	15,239
	89,633	82,154	77,149
Corporate	1,388	1,056	3,510
Total	$91,021	$83,210	$80,659
Assets:
Resource and Land sales and development[3]	$453,240	$446,419	$441,564
Wood products	208,674	223,393	162,583
Pulp and paperboard	386,794	406,086	407,148
Consumer products	269,744	285,152	268,840
	1,318,452	1,361,050	1,280,135
Corporate	139,155	267,127	313,931
Total consolidated assets	$1,457,607	$1,628,177	$1,594,066
Capital Expenditures:
Resource and Land sales and development[3]	$13,500	$17,224	$14,982
Wood products	13,085	52,204	6,836
Pulp and paperboard	13,014	21,733	10,329
Consumer products	12,773	13,402	14,921
	52,372	104,563	47,068
Corporate	1,312	1,011	1,832
Total	$53,684	$105,574	$48,900

[1]

Intersegment revenues for 2004-2006, which were based on prevailing market prices, consisted primarily of logs, chips, pulp logs and other fiber sales by our Resource segment to the Wood Products and Pulp and Paperboard segments.

[2]	Operating income in 2006 for the Wood Products segment included $39.3 million associated with the negotiated settlement of the softwood lumber trade dispute between the U.S. and Canada.

[3]

Assets and capital expenditures are shown on a combined basis for the Resource and Land Sales and Development segments, as the company does not produce such internal information separately for those segments.

78   /   POTLATCH CORPORATION

All of our manufacturing facilities and all other assets are located within the continental United States. However, we sell and ship products to many foreign countries. Geographic information regarding our revenues is summarized as follows:

(Dollars in thousands)

	2006	2005	2004
United States	$1,489,378	$1,365,146	$1,238,555
Japan	38,317	60,830	58,622
Australia	6,278	8,694	9,216
Canada	17,086	14,960	12,089
Indonesia	2,561	—	—
England	3,224	3,145	606
Poland	2,347	—	—
China	23,687	17,600	18,936
Korea	2,158	8,576	7,612
Mexico	4,296	4,039	—
Taiwan	11,841	13,269	5,553
Other foreign countries	6,654	5,622	5,182
Total consolidated revenues	$1,607,827	$1,501,881	$1,356,371

NOTE 16.

Restructuring Charges

The following is a description of the charges included in the “Restructuring charges” line in the Statements of Operations.

In 2004, a pre-tax charge of $1.2 million was recorded for a workforce reduction in our Consumer Products segment. There were no restructuring charges in 2005 or 2006.

NOTE 17.

Discontinued Operations

In September 2004, we sold our OSB facilities and related assets in Bemidji, Cook and Grand Rapids, Minnesota to Ainsworth Lumber Co. Ltd. for approximately $452 million in cash, after closing adjustments. As a result of the transaction, we recorded an after-tax gain of $163.1 million in the third quarter of 2004. This amount, as well as after-tax operating income from the OSB operations of $92.8 million for 2004, is classified as discontinued operations in the Statements of Operations, as required by SFAS No. 144.

In the Statements of Cash Flows, we have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations.

2006 FORM 10-K   /   79

NOTE 18.

Financial Results by Quarter (Unaudited)

(Dollars in thousands – except per-share amounts)

	Three Months Ended
	March 31		June 30		September 30		December 31
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues	$403,217	$337,344	$415,477	$369,062	$399,125	$406,212	$390,008	$389,263
Costs and expenses:
Depreciation, depletion, and amortization	22,692	18,971	22,314	19,704	22,989	21,728	23,026	22,807
Materials, labor and other operating expenses	340,442	284,691	354,771	308,142	335,642	341,032	316,395	325,524
Selling, general and administrative expenses	23,647	20,997	22,093	21,288	23,206	18,999	22,706	23,819
	386,781	324,659	399,178	349,134	381,837	381,759	362,127	372,150
Income from Canadian lumber settlement	—	—	—	—	—	—	39,320	—
Earnings from operations	$16,436	$12,685	$16,299	$19,928	$17,288	$24,453	$67,201	$17,113
Net earnings	$62,773	$3,782	$7,998	$8,174	$24,232	$11,090	$44,107	$9,918
Net earnings per common share
Basic	$2.12	$.13	$.21	$.28	$.63	$.38	$1.14	$.34
Diluted	2.11	.13	.21	.28	.62	.38	1.13	.34

The above results for 2006 do not reflect our adoption of FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” on January 1, 2007. Refer to the “Summary of Principal Accounting Policies,” on pages 51-56 for the effect of the adoption of this FSP on our 2006 pre-tax quarterly results of operations.

80   /   POTLATCH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited the accompanying consolidated balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule on page 84. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and consolidated subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Effective December 31, 2006, Potlatch Corporation adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as further discussed in Note 12 in the accompanying consolidated financial statements. Also, effective January 1, 2006, Potlatch Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” as further discussed in Note 14 in the accompanying consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Potlatch Corporation and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Seattle, Washington

February 20, 2007

2006 FORM 10-K   /   81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Potlatch Corporation and consolidated subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Potlatch Corporation and consolidated subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Potlatch Corporation and consolidated subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Potlatch Corporation and consolidated subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Potlatch Corporation and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

82   /   POTLATCH CORPORATION

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006, and our report dated February 20, 2007 expressed an unqualified opinion on those consolidated financial statements. Our report refers to Potlatch Corporation’s adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006, and Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” effective January 1, 2006.

KPMG LLP

Seattle, Washington

February 20, 2007

2006 FORM 10-K   /   83

Schedule II

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	AMOUNTS CHARGED (CREDITED) TO COSTS AND EXPENSES	DEDUCTIONS[1]	BALANCE AT END OF YEAR
Reserve deducted from related assets:
Doubtful accounts –
Accounts receivable
Year ended December 31, 2006	$1,253	$1,245	$(299)	$2,199
Year ended December 31, 2005	$1,226	$(36)	$63	$1,253
Year ended December 31, 2004	$1,285	$12	$(71)	$1,226

[1]	– Accounts written off, net of recoveries.

84   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
(2)*	Asset Purchase Agreement, dated as of March 18, 2002, between Potlatch Corporation, a Delaware corporation and the Registrant’s former parent corporation (“Original Potlatch”) (on February 3, 2006, Original Potlatch merged with and into Potlatch Operating Company, a Delaware corporation and a wholly-owned subsidiary of the Registrant, the Registrant then changed its name to “Potlatch Corporation” and became the new, publicly traded parent corporation), Sappi Limited and Northern Holdings LLC, now known as Sappi Cloquet LLC, filed as Exhibit (2) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended March 31, 2002. (The Registrant agrees to furnish supplementally to the Securities and Exchange Commission (the “Commission”) upon request a copy of any omitted schedule.)

(2)(a)*	Asset Purchase Agreement, dated as of August 25, 2004, between Original Potlatch and Ainsworth Lumber Co. Ltd., filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Original Potlatch on September 27, 2004. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule.)

(2)(c)*	Agreement and Plan of Merger, dated as of September 19, 2005, by and among the Registrant, Original Potlatch and Potlatch Operating Company, included as Annex A to the Registration Statement on Form S-4, as amended (Commission File No. 333-128403), filed by the Registrant with the Commission on September 19, 2005.

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through December 1, 2006, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on December 7, 2006.

(4)	See Exhibits (3)(a) and (3)(b). The Registrant also undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(4)(a)*	Form of Indenture, dated as of November 27, 1990, filed as Exhibit (4)(a) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2000 (“2000 Form 10-K”) (SEC File No. 1-5313).

(4)(a)(i)*	Officers’ Certificate, dated January 24, 1991, filed as Exhibit (4)(a)(i) to the 2000 Form 10-K (SEC File No. 1-5313).

(4)(a)(ii)*	Officers’ Certificate, dated December 12, 1991, filed as Exhibit (4)(a)(ii) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2001 (“2001 Form 10-K”).

(4)(a)(iii)*	First Supplemental Indenture, dated as of February 3, 2006, amending Exhibit (4)(a), filed as Exhibit (4)(a)(iii) to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 2005 (“2005 Form 10-K”).

(4)(b)*	Form of Indenture, dated as of June 29, 2001, for the 10% Senior Subordinated Notes due 2011, filed as Exhibit (10)(o) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2001.

(4)(b)(i)*	First Supplemental Indenture, dated as of October 21, 2004, amending Exhibit (4)(b), filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Original Potlatch on October 27, 2004.

(4)(b)(ii)*	Second Supplemental Indenture, dated as of February 3, 2006, amending Exhibit (4)(b), filed as Exhibit (4)(b)(ii) to the 2005 Form 10-K.

(10)(a)[1]*	Potlatch Corporation Management Performance Award Plan, as amended effective December 2, 2004, filed as Exhibit (10)(a) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2004 (“2004 Form 10-K”).

2006 FORM 10-K   /   85

(10)(b)[1]*	Potlatch Corporation Severance Program for Executive Employees, as amended and restated as of May 24, 2005, filed as Exhibit (10)(b) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(b)(i)[1]*	Potlatch Forest Products Corporation Severance Program for Executive Employees, amended September 15, 2006 (successor to the Potlatch Severance Program for Executive Employees filed as Exhibit (10)(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005), filed as Exhibit (10)(b) to the Current Report on Form 8-K by the Registrant on September 21, 2006.

(10)(c)[1]*	Potlatch Corporation 2000 Stock Incentive Plan, adopted December 2, 1999, as amended effective December 29, 2005, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006, and as amended September 16, 2006, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(c)(ii)[1]*	Form of employee Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002, 2003 and 2004, filed as Exhibit (10)(c)(i) to the 2001 Form 10-K.

(10)(c)(iii)[1]*	Form of outside director Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(ii) to the 2001 Form 10-K.

(10)(d)[1]*	Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(d)(i)[1]*	Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2003 (“2003 Form 10-K”).

(10)(e)[1]*	Potlatch Corporation 2005 Stock Incentive Plan, adopted December 2, 2004, as amended effective December 29, 2005, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006.

(10)(g)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(h)[1]*	Potlatch Corporation Benefits Protection Trust Agreement, as amended and restated effective September 20, 2002, filed as Exhibit (10)(h) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended September 30, 2002; as further amended and restated effective September 16, 2006, filed as Exhibit (10)(h) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006; and further amended effective September 16, 2006 and filed as Exhibit (10)(h) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended September 30, 2006.

(10)(i)[1]*	Compensation of Directors, dated May 20, 2004, filed as Exhibit (10)(i) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2004.

(10)(j)[1]*	Form of Indemnification Agreement with each director of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(j) to the 2001 Form 10-K.

(10)(j)(i)[1]*	Amendment No. 2 to Schedule A to Exhibit (10)(j), filed as Exhibit (10)(j)(i) to the 2003 Form 10-K.

(10)(j)(ii)[1]*	Amendment No. 3 to Schedule A to Exhibit (10)(j), filed as Exhibit (10)(j)(ii) to the 2005 Form 10-K.

(10)(k)[1]*	Form of Indemnification Agreement with certain officers of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(k) to the 2001 Form 10-K.

(10)(k)(i)[1]*	Amendment No. 6 to Schedule A to Exhibit (10)(k), filed as Exhibit (10)(k)(i) to the 2005 Form 10-K.

(10)(l)[1]*	Potlatch Corporation 1989 Stock Incentive Plan, adopted December 8, 1988, and as amended effective December 29, 2005, filed as Exhibit (10)(l) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006.

86   /   POTLATCH CORPORATION

(10)(l)(ii)[1]*	Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in each December of 1990-1997, filed as Exhibit (10)(l)(ii) to the 2000 Form 10-K (SEC File No. 1-5313).

(10)(l)(iii)[1]*	Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1998 filed as Exhibit (10)(l)(iii) to the 2003 Form 10-K.

(10)(m)(i)[1]*	Form of Amendments, dated January 12, 1999, to outstanding employee Stock Option Agreements, filed as Exhibit (10)(m)(i) to the 2003 Form 10-K.

(10)(m)(ii)[1]*	Form of Amendment, dated December 29, 1998, to outstanding outside director Stock Option Agreements, filed as Exhibit (10)(m)(ii) to the 2003 Form 10-K.

(10)(n)[1]*	Potlatch Corporation 1995 Stock Incentive Plan, adopted December 7, 1995, as amended effective December 29, 2005, filed as Exhibit (10)(n) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006.

(10)(n)(i)[1]*	Form of Stock Option Agreement used for employees for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1995 filed as Exhibit (10)(n)(i) to the 2000 Form 10-K (SEC File No. 1-5313).

(10)(n)(ii)[1]*	Form of Addendum used in connection with the Stock Option Agreement set forth in Exhibit (10)(n)(i) for options granted in each December, 1996 and 1997, filed as Exhibit (10)(n)(ii) to the 2001 Form 10-K.

(10)(n)(iii)[1]*	Form of Stock Option Agreement used for outside directors for the Potlatch Corporation 1995 Stock Incentive Plan together with the form of Addendum used for options granted in December 1995 and the Form of Addendum used for options granted in each December 1996 and 1997, filed as Exhibit (10)(n)(iii) to the 2001 Form 10-K.

(10)(n)(iv)[1]*	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998, filed as Exhibit (10)(n)(iv) to the 2003 Form 10-K.

(10)(n)(v)[1]*	Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998, filed as Exhibit (10)(n)(v) to the 2003 Form 10-K.

(10)(n)(vi)[1]*	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999, 2000, 2001 and 2002, filed as Exhibit (10)(n)(vi) to the 2004 Form 10-K.

(10)(n)(vii)[1]*	Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999 and 2000, filed as Exhibit (10)(n)(vii) to the 2004 Form 10-K.

(10)(o)*	Amended and Restated Credit Agreement, dated as of December 22, 2005, filed as Exhibit (10)(o) to the Current Report on Form 8-K filed by Original Potlatch on December 27, 2005.

(10)(p)[1]*	Form of Performance Share Agreement for the Potlatch Corporation 2000 Stock Incentive Plan, together with the Addendum thereto as used for performance share awards granted in December, 2003, 2004 and 2005, filed as Exhibit (10)(q) to the 2003 Form 10-K.

(10)(q)[1]*	Employment Agreement, effective February 6, 2006, between Original Potlatch, the Registrant and Michael J. Covey, filed as Exhibit 10(q) to the 2005 Form 10-K, and Addendum to Employment Agreement dated December 1, 2006, between Potlatch Corporation and Michael J. Covey, filed as Exhibit 10(q) to the Current Report on Form 8-K filed by the Registrant on December 7, 2006.

(10)(q)(i)[1]*	Restricted Stock Unit Agreement (2005 Stock Incentive Plan), together with the Addendum thereto, effective February 6, 2006, between the Registrant and Michael J. Covey, filed as Exhibit (10)(q)(1) to the 2005 Form 10-K.

2006 FORM 10-K   /   87

(10)(q)(ii)[1]*	Performance Share Agreement (2005 Stock Incentive Plan), together with the Addendum thereto, effective February 6, 2006, between the Registrant and Michael J. Covey, filed as Exhibit (10(q)(ii) to the 2005 Form 10-K.

(10)(r)[1]*	Potlatch Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(r)(i)[1]*	Form of Restricted Stock Unit Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for restricted stock unit awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(i) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006.

(10)(r)(ii)[1]*	Form of Performance Share Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for performance share awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(ii) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended on January 17, 2007, to be used for performance share awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(ii) to the Current Report on Form 8-K filed by the Registrant on January 19, 2007.

(10)(r)(iii)[1]*	Potlatch Corporation Management Performance Award Plan II, adopted September 16, 2006, filed as Exhibit (10)(r) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(s)[1]*	Potlatch Corporation Management Performance Award Plan II, adopted September 16, 2006, filed as Exhibit (10)(s) to the Current Report on Form 8-K by the Registrant on September 21, 2006.

(10)(t)[1]*	Potlatch Forest Products Corporation Salaried Employees Supplemental Benefits Plan II, adopted September 15, 2006 (successor to the Potlatch Corporation Salaried Employees Supplemental Benefits Plan filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2005), filed as Exhibit (10)(t) to the Current Report on Form 8-K by the Registrant on September 21, 2006.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Potlatch Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.

[1]	Management contract or compensatory plan, contract or arrangement.

88   /   POTLATCH CORPORATION