Form 10-Q
period 2007-03-31
POTLATCH CORP
filed 2007-04-30
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

The number of shares of common stock of the registrant outstanding as of March 31, 2007 was 39,022,410.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.

Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues	$386,206	$401,224

Costs and expenses:
Depreciation, depletion and amortization	19,352	19,652
Materials, labor and other operating expenses	335,745	332,916
Selling, general and administrative expenses	20,891	23,322
Restructuring charge (Note 5)	2,797	—

	378,785	375,890

Earnings from continuing operations before interest and taxes	7,421	25,334
Interest expense	(7,551)	(7,359)
Interest income	301	802

Earnings from continuing operations before taxes	171	18,777
Benefit for taxes (Note 4)	(5,267)	(50,537)

Earnings from continuing operations	5,438	69,314

Discontinued operations (Note 6):
Loss from discontinued operations (including loss on disposal of $35,829 in 2007)	(38,047)	(4,060)
Income tax benefit	(2,833)	(470)

	(35,214)	(3,590)

Net earnings (loss)	$(29,776)	$65,724

Other comprehensive income, net of tax
Defined benefit pension and other postretirement benefit plans:
Amortization of actuarial loss, net of tax of $1,116 and $-	$1,746	$—
Amortization of prior service cost included in net periodic pension cost, net of tax of $(38) and $-	(59)	—

Other comprehensive income, net of tax	$1,687	$—

Comprehensive income (loss)	$(28,089)	$65,724

Earnings per common share from continuing operations (Note 8):
Basic	$0.14	$2.34
Diluted	0.14	2.33
Loss per common share from discontinued operations:
Basic	$(0.90)	$(0.12)
Diluted	(0.90)	(0.12)
Net earnings (loss) per common share:
Basic	$(0.76)	$2.22
Diluted	(0.76)	2.21
Distributions per common share (annual rate)(1)	1.96	1.96
Average shares outstanding (in thousands):
Basic	38,948	29,563
Diluted	39,166	29,740

(1)	Distributions for 2006 reflect the annualized rate of our first quarter 2006 distribution, after adjusting for the issuance of approximately 9.1 million shares of common stock in connection with a special earnings and profits distribution of $15.15 per common share paid on March 31, 2006.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

Unaudited (Dollars in thousands - except per-share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$6,291	$7,759
Restricted cash (Note 7)	2	6,673
Short-term investments	15,676	21,564
Receivables, net	111,962	135,105
Inventories (Note 10)	162,968	168,816
Prepaid expenses	16,514	16,602
Assets held for sale (Note 6)	65,000	—

Total current assets	378,413	356,519

Land, other than timberlands	8,549	8,554
Plant and equipment, at cost less accumulated depreciation	530,657	562,387
Timber, timberlands and related deposits, net	373,150	391,577
Pension assets	122,748	118,355
Other assets	20,522	20,215

	$1,434,039	$1,457,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$35,000	$—
Current installments on long-term debt	6,208	6,157
Accounts payable and accrued liabilities	181,070	190,107

Total current liabilities	222,278	196,264

Long-term debt	321,283	321,474
Liability for pensions and other postretirement benefits	288,361	289,791
Other long-term obligations	17,649	19,059
Deferred taxes	50,061	53,160
Stockholders’ equity	534,407	577,859

	$1,434,039	$1,457,607

Stockholders’ equity per common share	$13.70	$14.88
Working capital	$156,135	$160,255
Current ratio	1.7:1	1.8:1

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings (loss)	$(29,776)	$65,724
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss from discontinued operations	2,158	3,590
Loss on disposal of discontinued operations	33,056	—
Depreciation, depletion and amortization	19,352	19,652
Deferred taxes	(1,345)	(53,668)
Equity-based compensation expense	1,475	812
Employee benefit plans	(2,671)	(70)
Other	138	591
Working capital changes	21,453	22,318
Excess tax benefit from share-based payment arrangements	(798)	(335)
Income tax benefit related to stock issued in conjunction with stock compensation plans	875	650

Net cash provided by operating activities from continuing operations	43,917	59,264

CASH FLOWS FROM INVESTING
Decrease in short-term investments	5,888	57,700
Additions to plant and properties	(21,462)	(12,442)
Deposits on timberlands	(43,521)	—
Other, net	(313)	(1,974)

Net cash provided by (used for) investing activities from continuing operations	(59,408)	43,284

CASH FLOWS FROM FINANCING
Change in book overdrafts	(4,052)	5,275
Increase in notes payable	35,000	—
Issuance of common stock	3,367	3,195
Issuance of treasury stock	—	513
Repayment of long-term debt	(140)	—
Distributions to common stockholders	(19,120)	(108,164)
Excess tax benefit from share-based payment arrangements	798	335
Other, net	(1,913)	(505)

Net cash provided by (used for) financing activities from continuing operations	13,940	(99,351)

Cash flows from continuing operations	(1,551)	3,197
Cash flows of discontinued operations:
Operating cash flows	317	(479)
Investing cash flows	(234)	(916)
Financing cash flows	—	—

Increase (decrease) in cash	(1,468)	1,802
Cash at beginning of period	7,759	6,133

Cash at end of period	$6,291	$7,935

Net interest payments (net of amounts capitalized) for the three months ended March 31, 2007 and 2006 were $0.6 million and $0.6 million, respectively. Net income tax payments for the three months ended March 31, 2007 and 2006 were $13.5 million and $0.1 million, respectively.

Not included in additions to plant and properties above is a non-cash transaction of $6.7 million for the purchase of timberlands. The $6.7 million was previously held by a qualified intermediary for Internal Revenue Code section 1031 like-kind exchange purposes and was classified as restricted cash on our balance sheet at December 31, 2006.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Unaudited (Dollars in thousands)

NOTE 1.

General

The accompanying Condensed Balance Sheets at March 31, 2007 and December 31, 2006, the Statements of Operations and Comprehensive Income and the Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. On March 30, 2007, we signed a definitive agreement with a private-equity tree farm investment fund for the sale of our hybrid poplar tree farm in Boardman, Oregon, for $65 million. As a result, the Boardman operation has been classified as “discontinued operations” and “assets held for sale” in the financial statements for the quarter ended March 31, 2007. Comparative amounts for 2006 have been reclassified to conform to the 2007 presentation. Except for an adjustment to the carrying value of the Boardman operation, made in conjunction with the sale announcement and pursuant to Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all adjustments were of a normal recurring nature. There were no material nonrecurring adjustments.

We adopted FASB Staff Position, or FSP, AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” on January 1, 2007. Adoption of this FSP did not have an effect on our annual 2006 financial condition and results of operations. However, prior to adoption of this FSP, we used the “accrue-in advance” method to recognize planned major maintenance costs for interim reporting periods. Upon adoption of FSP AUG AIR-1, we began recording major maintenance expenses as incurred. For comparative purposes, results for the three months ended March 31, 2006, have been revised to reflect the retrospective application of this FSP. The effect of this change on our Statement of Operations and Comprehensive Income for the first quarter of 2006 was a decrease in materials, labor and other operating expenses of $4.8 million and an increase of $3.0 million ($.10 per diluted common share) in both earnings from continuing operations and net earnings. Substantially all of this revision was related to our Pulp and Paperboard segment.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on February 23, 2007.

For purposes of this report, any reference to “Potlatch,” “the company,” “we,” “us,” and “our” means Potlatch Corporation and all of its wholly-owned subsidiaries, except where the context indicates otherwise.

NOTE 2.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits a company to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We are currently reviewing this Statement to determine what effect, if any, it will have on our financial condition and results of operations.

NOTE 3.

REIT Conversion

Effective January 1, 2006, we restructured our operations to qualify for treatment as a real estate investment trust, or REIT, for federal income tax purposes. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily consists of income from the sale of standing timber. Accordingly, prior to our REIT conversion, we transferred to our wholly-owned taxable REIT subsidiary, Potlatch Forest Products Corporation, which we refer to in this report as Potlatch TRS, substantially all of our non-timberland assets, consisting primarily of our manufacturing facilities engaged in the manufacturing of wood products, pulp and paperboard and tissue products, assets used for the harvesting of timber and the sale of logs, and selected land parcels that we expect will be sold or developed for higher and better use purposes. Our use of Potlatch TRS, which is taxed as a C corporation, enables us to continue to engage in these non-REIT qualifying businesses without violating the REIT requirements. In connection with this restructuring, our subsidiary that holds our timberlands has agreed to sell standing timber to Potlatch TRS at fair market prices.

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

NOTE 4.

Income Taxes

As a REIT, generally we will not be subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. If certain requirements are met, only our taxable REIT subsidiaries are subject to corporate-level income taxes. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2006) on sales of real property (other than timber) held by the REIT at January 1, 2006, and sold during the first ten years following the REIT conversion.

For the three months ended March 31, 2007, an income tax benefit of $5.3 million related to continuing operations was recorded, compared to an income tax benefit of $50.5 million recorded in the first quarter of 2006. The income tax benefit for the first quarter of 2007 was due to a pre-tax loss for Potlatch TRS. The income tax benefit for the first quarter of 2006 included the reversal of $51.2 million due to our REIT conversion. Excluding this tax benefit, we recorded an income tax provision of $0.7 million related to continuing operations in the first quarter of 2006.

Our federal income tax returns have been examined, and we have reached final settlement, for all tax years through 1994. Examinations for the years 1995 through 2004 have been completed, and agreement has been reached with the Internal Revenue Service regarding tax issues for those years. In the opinion of management, adequate provision had been made at March 31, 2007 for income taxes that might be due as a result of the agreement, and any assessments will not have a material effect on our consolidated earnings.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Adoption did not result in our recording an adjustment for unrecognized tax benefits on that date.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the quarters ended March 31, 2007 and 2006, we reflected approximately $0.2 million and $0.5 million in interest, respectively. At March 31, 2007 and December 31, 2006, we had approximately $1.9 million and $1.6 million, respectively, accrued for the payment of interest.

NOTE 5.

Restructuring Charge

In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. The charge represents estimated severance benefit costs for 35 employees. As of March 31, 2007, approximately $2.3 million related to this charge had been expended.

NOTE 6.

Discontinued Operations

On March 30, 2007, we entered into a definitive agreement with a private-equity tree farm investment fund for the sale of our hybrid poplar tree farm in Boardman, Oregon, for $65 million. The sale is subject to customary closing conditions, including regulatory clearance, and it is expected to close in the second quarter of 2007. We intend to apply a large portion of the proceeds from this sale to our acquisition in the first quarter of 2007 of 76,000 acres of timberlands in Wisconsin through a tax-efficient Internal Revenue Code section 1031 like-kind exchange.

As a result of the pending sale transaction, we recorded an after-tax charge of $33.1 million in the first quarter of 2007. The charge represents estimated costs associated with the adjustment of the carrying value of the assets involved in the sale to fair market value, as well as approximately $0.4 million in severance benefits and approximately $0.1 million in transaction costs associated with the sale. For the three months ended March 31, 2007 and 2006, after-tax operating losses of $2.2 million and $3.6 million, respectively, which were previously included in the operating results of our Resource segment, are classified as discontinued operations in the Statements of Operations and Comprehensive Income, as required by SFAS No. 144. Revenues for the hybrid poplar tree farm, which were previously included in our Resource segment revenues, were $1.7 million and $2.0 million for the three months ended March 31, 2007 and 2006, respectively.

The assets of the hybrid poplar tree farm are presented in the Condensed Balance Sheets under the caption “Assets held for sale” at March 31, 2007. No liabilities associated with the hybrid poplar tree farm will be transferred to the purchaser in connection with the sale. At March 31, 2007, the carrying amount of the major classes of assets to be sold are as follows:

(Dollars in thousands)	March 31, 2007
Assets
Inventories	$561
Land, other than timberlands	5
Plant and equipment, net	14,271
Timber, timberlands and related deposits, net	50,163

Total assets held for sale	$65,000

NOTE 7.

Like-Kind Exchanges and Restricted Cash

In order to acquire and sell assets, primarily timberlands, in a tax-efficient manner, we enter into like-kind exchange, or LKE, tax-deferred transactions. There are two main types of LKE transactions: forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold by us. Both forward and reverse transactions must be completed within prescribed time periods under Internal Revenue Code section 1031.

We use a qualified LKE intermediary to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable taxes are recognized. Proceeds from reverse LKE transactions are not restricted because the funds are not subject to risk, earn interest and are available upon demand; therefore, these proceeds are included in cash. In the case of a reverse transaction in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a long-term asset and included in “Timber, timberlands and related deposits, net” on our Condensed Balance Sheets and as “Deposits on timberlands” in the investing activities section of our Condensed Statements of Cash Flows.

At March 31, 2007, we had an immaterial amount of proceeds from land sales deposited with a LKE intermediary and classified as restricted cash on the Condensed Balance Sheet and as a non-cash adjustment to operating earnings on the Condensed Statement of Cash Flows. We had $43.5 million of deposits on timberlands included in Timber, timberlands and related deposits, net on our Condensed Balance Sheet at March 31, 2007. There were no amounts classified as restricted cash or deposits on timberlands at March 31, 2006.

NOTE 8.

Earnings per Common Share

Earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in the basic and diluted earnings per share from continuing operations calculations:

(Dollars in thousands - except per-share amounts)	Three Months Ended March 31,
	2007	2006
Earnings from continuing operations	$5,438	$69,314

Basic average common shares outstanding	38,948,352	29,562,600
Incremental shares due to:
Common stock options	99,604	118,663
Performance shares	107,901	58,244
Restricted stock units	10,128	—

Diluted average common shares outstanding	39,165,985	29,739,507

Basic earnings per common share from continuing operations	$0.14	$2.34

Diluted earnings per common share from continuing operations	$0.14	$2.33

On March 31, 2006, we paid a special E&P distribution, consisting of approximately 9.1 million shares of common stock and $89 million in cash, in association with the REIT conversion. Reflected below are pro forma results giving effect to the common stock distribution for diluted earnings per common share for the three months ended March 31, 2006, as if the common stock portion of the distribution had occurred at the beginning of the period:

(Dollars in thousands - except per-share amounts)	Three Months Ended March 31, 2006
Earnings from continuing operations	$69,314

Diluted earnings per common share from continuing operations
As reported	$2.33

Pro forma	$1.79

For the three months ended March 31, 2007, 3,000 performance shares and options to purchase 192,652 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the three months ended March 31, 2006, 124,249 performance shares, 27,051 restricted stock units and options to purchase 292,659 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE 9.

Equity-Based Compensation

At March 31, 2007, we had four stock incentive plans, the 1989, 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit grants were outstanding. All of these plans have received stockholder approval. We were originally authorized to issue up to 1.5 million shares, 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1989 Stock Incentive Plan, 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At March 31, 2007, no shares were available for future use under the 1989 and 1995 Stock Incentive Plans, while approximately 69,000 and 965,000 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. All exercises of stock options or distributions of performance shares or restricted stock were made through issuance of new shares after January 31, 2006. Prior to that date, treasury shares were utilized.

During the three months ended March 31, 2007, we recorded equity-based compensation expense of $1.5 million, of which $1.4 million related to performance shares and $0.1 million related to restricted stock units. We recorded equity-based compensation expense of $0.8 million in the first three months of 2006, of which $0.7 million related to performance shares and $0.1 million related to restricted stock units. All outstanding stock options were fully vested prior to January 1, 2006. The net income tax benefit recognized in the Statements of Operations and Comprehensive Income for equity-based compensation totaled $0.6 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.

In addition to our four stock incentive plans, directors of the company can each elect to defer compensation in the form of stock units. We recorded compensation expense totaling $0.3 million and $1.3 million for the first three months of 2007 and 2006, respectively, related to deferred compensation liabilities for certain of our active and retired directors.

As required by SFAS No. 123 (Revised 2004), “Share-Based Payment,” $0.8 million and $0.3 million of cash flows as of March 31, 2007 and 2006, respectively, representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized, has been classified as a financing cash inflow and an operating cash outflow in the Condensed Statements of Cash Flows.

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, are fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2006 or 2007, as we believe that performance shares provide a superior incentive to stock options for employees in a REIT.

A summary of outstanding stock options and changes during the three month period ended March 31, 2007, is presented below:

	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1	875,425	$26.16
Shares exercised	(126,390)	26.64	$2,570

Outstanding and exercisable at March 31	749,035	26.08	14,757

There were no unvested stock options outstanding during the three months ended March 31, 2007. The total intrinsic value of stock options exercised for the three month period ended March 31, 2006 was $1.7 million.

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2007	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$15.8849 to $19.0779	102,383	5.32 years	$17.39
$21.3279 to $27.5226	454,000	3.63 years	24.61
$32.0957 to $35.4393	192,652	5.01 years	34.17

$15.8849 to $35.4393	749,035	4.21 years	26.08

Cash received from stock option exercises for the three months ended March 31, 2007 and 2006 was $3.4 million and $3.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.9 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively.

PERFORMANCE SHARES

Performance share awards granted under the plans have a three-year performance period, and shares will be issued at the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group of forest products companies. The number of performance shares actually issued, as a percentage of the amounts initially granted, could range from 0% - 200%. Performance shares granted under the program may not be voted until issued. If performance share awards are paid out at the end of the three-year performance measurement period, the recipients will receive distribution equivalents at the time of payment equal to the distributions that would have been paid on the shares earned had the recipient owned the shares during the three-year period.

Due to the adoption of SFAS No. 123 (Revised 2004), the fair value of all performance share awards after January 1, 2006, is estimated by using an independent third party using a Monte Carlo simulation model. For purposes of recognizing compensation expense, performance share awards granted prior to the adoption of SFAS No. 123 (Revised 2004) are valued at the market value of the company’s common stock at the date of grant.

A summary of outstanding performance share awards and changes during the three month period ended March 31, 2007 is presented below:

	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested shares outstanding at January 1	329,358	$51.62
Granted	3,000	59.59
Forfeited	(6,337)	49.74

Unvested shares outstanding at March 31	326,021	51.73	$13,598

As of March 31, 2007, there was $9.8 million of total unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.9 years.

RESTRICTED STOCK UNITS

Our 2005 Stock Incentive Plan also allows for awards to be issued in the form of restricted stock units, or RSUs. During 2006 and 2007, certain of our officers were granted RSU awards, which accrue distribution equivalents based on distributions paid during the RSU vesting period. These distribution equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The terms of the awards state that 20% of the RSUs vest on each of the first and second anniversaries of the awards, with the remaining 60% vesting on the third anniversary.

A summary of outstanding RSU awards and changes during the three month period ended March 31, 2007, is presented below:

	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested shares outstanding at January 1	28,401	$50.32
Granted	2,000	47.84
Vested	(4,880)	53.00

Unvested shares outstanding at March 31	25,521	49.62	$1,168

For restricted stock awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price. The total fair value of share awards vested during the period was $0.3 million, using the same grant date market price.

As of March 31, 2007, there was $1.0 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.0 years.

NOTE 10.

Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Raw materials	$69,322	$77,915
Finished goods	93,646	90,901

	$162,968	$168,816

NOTE 11.

Pension and Other Postretirement Benefit Plans

The table below details the components of net periodic costs (benefit):

Three months ended March 31:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$3,002	$2,906	$716	$696
Interest cost	8,567	8,323	4,079	4,019
Expected return on plan assets	(15,605)	(15,176)	—	—
Amortization of prior service cost (credit)	547	514	(644)	(641)
Actuarial loss	1,304	1,399	1,558	1,979

Net periodic cost (benefit)	$(2,185)	$(2,034)	$5,709	$6,053

Of the $1.7 million reported as “Other comprehensive income, net of tax,” on our Statement of Operations and Comprehensive Income for the three months ended March 31, 2007, $1.1 million and $0.6 million related to our defined benefit pension and other postretirement benefit plans, respectively.

As discussed in the notes to our financial statements for the year ended December 31, 2006, no minimum contributions to our qualified pension plans are estimated for 2007 due to the funded status of those plans at December 31, 2006. However, we estimate contributions will total approximately $1.7 million in 2007 for our non-qualified plan. As of March 31, 2007, $0.4 million of contributions had been made. No change to the original estimate is anticipated. We do not anticipate funding our other postretirement benefit plans in 2007 except to pay benefit costs as incurred during the year by plan participants.

NOTE 12.

Segment Information

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006
Segment Revenues
Resource	$59,266	$63,188

Real Estate	93	640

Wood Products
Lumber	88,708	105,397
Plywood	13,636	14,427
Particleboard	4,916	4,198
Other	11,911	11,806

	119,171	135,828

Pulp and Paperboard
Paperboard	130,776	132,533
Pulp	20,124	15,490
Other	262	319

	151,162	148,342

Consumer Products	110,252	99,535

	439,944	447,533
Elimination of intersegment revenues	(53,738)	(46,309)

Total consolidated revenues	$386,206	$401,224

Intersegment revenues or transfers
Resource	$32,419	$31,759
Wood Products	5,412	3,499
Pulp and Paperboard	15,882	11,024
Consumer Products	25	27

Total	$53,738	$46,309

Operating Income (Loss)
Resource	$13,160	$18,442
Real Estate	(367)	489
Wood Products	2,190	7,443
Pulp and Paperboard	(6,029)	3,001
Consumer Products	4,775	6,889
Eliminations	4,947	670

	18,676	36,934
Corporate	(18,505)	(18,157)

Earnings from continuing operations before taxes	$171	$18,777

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, cash flows, distributions, compliance with REIT tax rules, costs, manufacturing output, capital expenditures, timber harvest levels, future land sales, like-kind exchanges and tax consequences, and other timber supply issues. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect management’s current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to:

•	changes in timber harvest levels on our lands

•	changes in timber prices

•	changes in timberland values

•	changes in policy regarding governmental timber sales

•	changes in the United States and international economies

•	changes in exchange rates between the U.S. dollar and other currencies

•	changes in the level of construction activity

•	changes in tariffs, quotas and trade agreements involving wood products

•	changes in worldwide demand for our products

•	changes in worldwide production and production capacity in the forest products industry

•	competitive pricing pressures for our products

•	unanticipated manufacturing disruptions

•	changes in general and industry-specific environmental laws and regulations

•	unforeseen environmental liabilities or expenditures

•	weather conditions

•	changes in raw material, energy and other costs

•	the ability to satisfy complex rules in order to remain qualified as a REIT

•	changes in tax laws that could reduce the benefits associated with REIT status

Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

OVERVIEW

Potlatch is a real estate investment trust, or REIT, with approximately 1.5 million acres of timberlands in Arkansas, Idaho, Minnesota, Wisconsin and Oregon. Through our wholly-owned taxable subsidiary, Potlatch TRS, we also operate 13 manufacturing facilities that produce lumber and panel products and bleached pulp products, including paperboard and tissue products. We completed our conversion to a REIT effective January 1, 2006. As a REIT, we expect to be better able to compete for timberland acquisitions against other tax-advantaged entities.

As discussed in Note 6 on page 7, on March 30, 2007, we entered into a definitive agreement with a private-equity tree-farm investment fund for the sale of our hybrid poplar tree farm in Boardman, Oregon, for $65 million in cash. Closing of this sale is expected to occur in the second quarter of 2007.

As of March 31, 2007, our business was organized into five segments:

•	The Resource segment consists of substantially all of our timberlands, as well as those assets necessary to manage these timberlands. The primary business of the segment is the management of our timberlands to optimize the value of all possible revenue-producing opportunities while at the same time adhering to our strict standards of stewardship responsibilities. Management activities include, but are not limited to, planting trees, harvesting trees, building and maintaining roads, development of management plans, recreation lease management, and monitoring contract compliance. For the first three months of 2007, Resource segment revenues were $59.3 million, representing approximately 14% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $32.4 million for the period.

In January 2007, we completed the acquisition of 76,000 acres of prime timberland in Wisconsin for $64.5 million from Tomahawk Timberlands, LLC, and Tomahawk Highlands, LLC. This was our first significant purchase of timberland in more than a decade. Although the transaction closed in January 2007, title to a significant portion of these timberlands at March 31, 2007, was held by a qualified intermediary for Internal Revenue Code section 1031 like-kind exchange purposes, as we had not yet completed our like-kind exchanges in connection with this purchase. We expect to match the sale of our hybrid poplar tree farm in Boardman, Oregon, with the purchase of the Wisconsin timberlands for like-kind exchange purposes in the second quarter of 2007, at which time the qualified intermediary will transfer title for the remaining Wisconsin timberlands to us.

•	The activities of the Real Estate segment, formerly known as the Land Sales and Development segment, consist of the sale of selected non-strategic timberland real estate, including sales of land for higher and better use purposes, and the acquisition of timberlands. Results for this segment depend on the timing of closing of transactions for properties we identify as having higher and better use values. Real Estate segment revenues for the first three months of 2007 were $0.1 million. The segment did not have intersegment revenues during the period.

•	The Wood Products segment manufactures lumber, plywood, and particleboard at eight mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment revenues were $119.2 million for the first three months of 2007, representing approximately 27% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $5.4 million for the period.

•	The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment revenues were $151.2 million for the first three months of 2007, representing approximately 34% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $15.9 million for the period.

•	The Consumer Products segment manufactures tissue products primarily sold on a private label basis to major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and one additional tissue converting facility located in Illinois. Consumer Products segment revenues were $110.3 million for the first three months of 2007, representing approximately 25% of our net revenues from continuing operations, before elimination of intersegment revenues. The segment did not have significant intersegment revenues during the period.

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

Our results of operations and cash flow are also affected by changes in timber availability at the local and national level. Increases in timber supply could adversely affect the prices that we receive for timber. Our timberland ownership is currently concentrated in Arkansas, Idaho, Minnesota and Wisconsin. In Arkansas and Minnesota, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. In Idaho, where a greater proportion of timberland is publicly owned, any substantial increase in timber harvesting from these lands could significantly reduce timber prices, which could harm our results of operations. For more than twenty years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the United States forest products industry, particularly in the West. Any reversal of policy that substantially increases public timber sales could materially adversely affect our results of operations and cash flow. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local forest products industry participants, as well as occasionally high timber salvage efforts due to unusual pest infestations or fires.

Changes in harvest levels on our timberlands also may have a significant impact on our results of operations, due in part to the low cost basis of our timber from timberlands we acquired many years ago. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. For example, for several years prior to 2005, we had been harvesting timber in Idaho at a level below the estimated long-term sustainable harvest level. Beginning in 2005, due to an imbalance in timber ages on our Idaho timberlands, we began to significantly increase the timber harvest level on our Idaho timberlands in order to improve the long-term productivity and sustainability of these timberlands. In 2006, the harvest level on our Idaho timberlands was approximately 19% higher than the 2005 harvest level. We expect the increased harvest levels on our Idaho timberlands to continue for approximately five to ten years. We also anticipate that, as a result of this period of increased timber harvest activity, the annual harvest levels on our existing Idaho timberlands will subsequently decrease to a level below the sustainable harvest level for a period of time, before increasing again to achieve the optimal long-term sustainable harvest level. On a short-term basis, our timber harvest levels may be impacted by factors such as demand for timber and harvesting capacity. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels may also be affected by purchases of additional timberlands, sales of existing timberlands and changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, as well as by natural disasters, regulatory constraints and other factors beyond our control.

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

Tariffs, quotas or trade agreements can also affect the markets for our products, particularly our wood products. For example, in 2002, the United States imposed duties on imported lumber from Canada in response to a dispute over the stumpage pricing policies of some provincial governments. On April 27, 2006, the United States and Canada announced a negotiated agreement to end the trade dispute. The final agreement was implemented in October 2006, at which time the United States ceased collecting duties on Canadian softwood lumber imports, and Canada initiated the imposition of taxes or quotas on Canadian softwood lumber exports in accordance with the terms of the settlement agreement. The agreement also required the United States to return to Canada approximately U.S. $5 billion of duties the United States had collected on Canadian softwood lumber imports. Canada, in turn, was required to pay approximately U.S. $1 billion to the United States, of which approximately U.S. $500 million was distributed to members of the Coalition for Fair Lumber Imports, of which we are a member. In the fourth quarter of 2006, we received a total of $39.3 million, which represented our pro rata share of the total $500 million returned to the coalition. The agreement has a seven year term with a renewal clause.

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

Energy costs, which have become one of our most volatile operating expenses over the past several years, impact almost every aspect of our operations, from natural gas used at our manufacturing facilities to in-bound and out-bound transportation surcharges. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases, and therefore such increased costs could adversely affect our operating results. We have taken steps through conservation and internal electrical production to reduce our exposure to both the volatile spot market for energy and to rate increases by regulated utilities. Our energy costs in future periods will depend principally on our ability to continue to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage. To help mitigate the exposure to market risk for changes in natural gas commodity pricing, we occasionally use firm-price contracts to supply a portion of our natural gas requirements.

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

Changes in our timberland holdings and manufacturing capacity, primarily as a result of capital spending programs or asset purchases and dispositions, have affected our results of operations in recent periods. In January 2007, we purchased approximately 76,000 acres of timberlands in Wisconsin. On March 30, 2007, we entered into a definitive agreement to sell our hybrid poplar tree farm in Boardman, Oregon, which is expected to close during the second quarter of 2007. These changes have affected or will affect our levels of net revenues and expenses, as well as the comparability of our operating results from period to period.

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

Among the reasons for our REIT conversion is that we will be better able to compete for acquisitions of timberlands against other entities that use tax-efficient structures. It is uncertain whether any timberland acquisitions we make will perform in accordance with our expectations. In addition, we anticipate financing acquisitions through Internal Revenue Code section 1031 like-kind exchanges, cash from operations, borrowings under our credit facility, or proceeds from equity or debt offerings. Our inability to finance future acquisitions on favorable terms or the failure of any acquisition to perform as we expect could harm our results of operations.

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are discussed on pages 51-56 of our Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported financial position and operating results of the company. Management believes the accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

Long-lived assets. Due to the capital-intensive nature of our industry, a significant portion of our total assets are invested in our manufacturing facilities and timber and timberlands. Also, the cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-lived assets are a material component of our financial position with the potential for material change in valuation if assets are determined to be impaired. We account for impairment of long-lived assets in accordance with SFAS No. 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs (revenues, costs, capital spending) are subject to frequent change for many different reasons, as previously described in “Factors Influencing Our Results of Operations and Cash Flows.” Because of the number of variables involved, the interrelationship between the variables and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions and operations are reviewed, as appropriate, for impairment using the most current data available. To date, this process has not resulted in an impairment charge for any of the assets associated with our continuing operations. However, due to the pending sale of our hybrid poplar tree farm in Boardman, Oregon, for $65 million, the carrying value of the hybrid poplar tree farm was reduced at March 31, 2007, in accordance with SFAS No. 144. See Note 6, “Discontinued Operations,” on page 7 of this Form 10-Q, for further discussion.

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

There are currently no authoritative accounting rules relating to costs to be capitalized in the timber and timberlands category. We have used relevant portions of current accounting rules, industry practices and our judgment in determining costs to be capitalized or expensed. Alternate interpretations and judgments could significantly affect the amounts capitalized. Additionally, models and observations used to estimate the current recoverable timber volume on our lands are subject to judgments that could significantly affect volume estimates. Following are examples of factors that add to the complexity of the assumptions we make regarding capitalized or expensed costs:

•	harvest cycles can vary by geographic region and by species of timber;

•	weather patterns can affect annual harvest levels;

•	environmental regulations and restrictions may limit our ability to harvest certain timberlands;

•	changes in harvest plans may occur;

•	scientific advancement in seedlings and timber growing technology may affect future harvests;

•	land sales and acquisitions affect volumes available for harvest; and

•	major forest fire events or pest infestations can significantly affect future harvest levels.

Different assumptions for either the cost or volume estimates, or both, could have a significant effect upon amounts reported in our statements of operations and financial condition. Because of the number of variables involved and the interrelationship between the variables, sensitivity analysis of individual variables is not practical.

Restructuring charges and discontinued operations. In January 2007, we recorded a charge for a restructuring of our Resource segment. On March 30, 2007, we entered into a definitive agreement to sell our hybrid poplar tree farm in Boardman, Oregon, which is expected to close in the second quarter of 2007. These events required us to record estimates of liabilities for employee benefits and other costs at the time of the events. In making these judgments, we considered contractual obligations, legal liabilities and possible incremental costs incurred as a result of restructuring transactions to determine the liability. Our estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences.

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

Note 12 to our 2006 Form 10-K consolidated financial statements included information for the three years ended December 31, 2006, 2005 and 2004 on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2006 and 2005. Note 11, “Pension and Other Postretirement Benefit Plans,” on page 11 of this Form 10-Q, includes information on the components of pension and OPEB expense for the three months ended March 31, 2007 and 2006.

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

No minimum pension contributions to our qualified plans are required for 2007 due to the funded status of those pension plans at December 31, 2006. However, we estimate contributions will total approximately $1.7 million in 2007 for our non-qualified plan. We do not anticipate funding our OPEB plans in 2007 except to pay benefit costs as incurred during the year by plan participants.

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

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan expense by approximately $0.8 million. A 1% change in the assumption for health care cost trend rates would have affected 2006 plan expense by approximately $1.9 - $2.2 million and the total postretirement obligation by approximately $25.3 - $29.9 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Statements of Operations and Comprehensive Income. The expense is allocated to all business segments. In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which we adopted on December 31, 2006, long-term assets are recorded at March 31, 2007, and December 31, 2006, for overfunded plans and liabilities are recorded at March 31, 2007, and December 31, 2006, for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 to our 2006 Form 10-K consolidated financial statements for further discussion.

RESULTS OF OPERATIONS

As noted above, our business is organized into five reporting segments: Resource; Real Estate; Wood Products; Pulp and Paperboard; and Consumer Products. Sales or transfers between segments are recorded as intersegment revenues based on prevailing market prices. Because of the role of the Resource segment in supplying our manufacturing segments with wood fiber, intersegment revenues represent a significant portion of the Resource segment’s total net revenues. Intersegment revenues represent a substantially smaller percentage of revenues for our other segments.

The following table sets forth period-to-period changes in items included in our Statements of Operations and Comprehensive Income for the three months ended March 31, 2007 and 2006.

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
Revenues	$386,206	$401,224	$(15,018)
Costs and expenses:
Depreciation, depletion and amortization	19,352	19,652	(300)
Materials, labor and other operating expenses	335,745	332,916	2,829
Selling, general and administrative expenses	20,891	23,322	(2,431)
Restructuring charge	2,797	—	2,797

Earnings from continuing operations before interest and taxes	7,421	25,334	(17,913)
Interest expense	(7,551)	(7,359)	(192)
Interest income	301	802	(501)
Benefit for taxes	(5,267)	(50,537)	45,270

Earnings from continuing operations	5,438	69,314	(63,876)
Discontinued operations, net of tax	(35,214)	(3,590)	(31,624)

Net earnings (loss)	$(29,776)	$65,724	$(95,500)

Other comprehensive income, net of tax	1,687	—	1,687

Comprehensive income (loss)	$(28,089)	$65,724	$(93,813)

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” section below, each segment’s revenues are set forth before elimination of intersegment revenues.

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

Revenues – Total revenues from continuing operations of $386.2 million for the three months ended March 31, 2007, were $15.0 million lower than the $401.2 million recorded for the same period in 2006. Resource segment revenues decreased $4.6 million to $26.8 million for the first quarter of 2007, primarily due to decreased log sales volumes and lower selling prices for logs for our Northern region, which consists of our Idaho, Minnesota and Wisconsin timberlands. Real Estate revenues were $0.1 million in the first quarter of 2007, $0.5 million lower than the first quarter of 2006 due to the completion of only a few small land sales in the first quarter of 2007. Revenues for Wood Products were $113.8 million for the first three months of 2007, compared to $132.3 million for the same period in 2006. The decrease was due largely to lower selling prices and decreased shipments for lumber. The decreased lumber shipments were due to the reduction of daily operations from three shifts to two shifts at our Prescott and Warren, Arkansas, sawmills in the fourth quarter of 2006 in order to optimize operating efficiencies at each mill. Pulp and Paperboard revenues decreased slightly to $135.3 million for the first quarter of 2007, compared to $137.3 million for the first quarter of 2006, primarily due to decreased shipments of paperboard and pulp to external customers, which were mostly offset by higher selling prices. Consumer Products revenues were $110.2 million for the first quarter of 2007, a $10.7 million increase compared to first quarter 2006 revenues of $99.5 million, due to higher selling prices and increased shipments for consumer tissue products.

Depreciation, depletion and amortization – For the three months ended March 31, 2007, depreciation, depletion and amortization totaled $19.4 million, compared to $19.7 million recorded in the first quarter of 2006.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased slightly to $335.7 million for the first quarter of 2007, compared to $332.9 million recorded in the first quarter of 2006. Higher wood fiber and maintenance costs for the Pulp and Paperboard segment, combined with higher pulp costs and increased shipments for the Consumer Products segment, were mostly offset by decreased shipments of lumber, paperboard and pulp to external customers.

Selling, general and administrative expenses – For the quarter ended March 31, 2007, selling, general and administrative expenses were $20.9 million, compared to $23.3 million recorded for the quarter ended March 31, 2006. The decrease was due primarily to lower compensation-related expenses in 2007.

Restructuring charge – In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. The charge represents estimated severance benefit costs for 35 employees. As of March 31, 2007, approximately $2.3 million related to this charge had been expended.

Interest expense – Interest expense totaled $7.6 million in the first quarter of 2007, compared to $7.4 million in the first quarter of 2006.

Interest income – For the three months ended March 31, 2007, interest income was $0.3 million, compared to $0.8 million recorded for the first three months of 2006.

Benefit for taxes – For the quarter ended March 31, 2007, we recorded an income tax benefit of $5.3 million related to our continuing operations, which was due to a pre-tax loss for our taxable REIT subsidiary. In the first quarter of 2006, an income tax benefit of $50.5 million was recorded due to the reversal of $51.2 million in timber-related deferred tax liabilities that were no longer necessary as a result of our REIT conversion.

Earnings from continuing operations – We recorded earnings from continuing operations of $5.4 million for the three months ended March 31, 2007, compared to $69.3 million for the three months ended March 31, 2006. The unfavorable comparison was due largely to the reversal of the deferred tax liabilities in 2006, as discussed above, combined with lower results for all of our operating segments in 2007.

Discontinued operations – For the first quarter of 2007, we recorded an after-tax loss of $33.1 million for the adjustment of the assets of our hybrid poplar tree farm in Boardman, Oregon, to fair market value in association with the pending sale of the tree farm. Excluding the loss on disposal, the Boardman operation recorded an after-tax operating loss of $2.2 million for the first quarter of 2007, compared to a loss of $3.6 million for the first quarter of 2006.

Other comprehensive income, net of tax – Beginning in 2007, due to our adoption of SFAS No. 158, we are required to record comprehensive income or loss related to our defined benefit pension and other postretirement benefit plans for each reporting period when net gains or losses, or prior service costs or credits existing at the date of initial application of the Statement, are amortized as components of net periodic pension cost. As a result, we recorded other comprehensive income, net of tax, of $1.7 million for the first quarter of 2007.

DISCUSSION OF BUSINESS SEGMENTS

The Resource segment reported operating income of $13.2 million for the first three months of 2007, a decrease of $5.2 million compared to $18.4 million reported for the same period of 2006. Segment revenues were $59.3 million for the first three months of 2007, compared to $63.2 million for the first three months of 2006. The lower revenues were due primarily to decreased log sales volumes and lower selling prices for logs for our Northern region. Expenses for the segment were $46.1 million for the first three months of 2007, compared to $44.8 million in the first three months of 2006. The higher expenses were primarily due to a pre-tax restructuring charge of $2.8 million recorded in the first quarter of 2007 and higher logging costs, which were partially offset by a decreased fee timber harvest for the Northern region.

The Real Estate segment reported an operating loss of $0.4 million for the first quarter of 2007, compared to operating income of $0.5 million for the first quarter of 2006. Revenues for the segment were $0.1 million for the first three months of 2007, compared to $0.6 million for the same period in 2006. The small loss for the segment was due to the completion of only a few small land sales in the first quarter of 2007. Results for the segment depend on the timing of closing of transactions for properties we identify as having higher and better use values. As a result of our assessment of our lands, which was completed in late 2006, we identified 250,000 to 300,000 acres of our land as having values that are potentially greater than for timberland. Sales of these lands are expected to occur within the next ten years, with the goal of utilizing like-kind exchange transactions for tax efficiency, thus maximizing cash flows. We expect to sell 15,000 to 20,000 acres in 2007. Real Estate segment expenses were $0.5 million in the first quarter of 2007, compared to $0.1 million for the same quarter of 2006.

The Wood Products segment reported operating income of $2.2 million for the first quarter of 2007, $5.2 million lower than the $7.4 million recorded in the same period of 2006. Revenues for the segment were $119.2 million, compared to $135.8 million for the first quarter of 2006. Lumber revenues were $88.7 million in the first quarter of 2007, down from $105.4 million for the same period in 2006. The lower revenues were due to lower selling prices and decreased shipments, which were primarily the result of our Prescott and Warren, Arkansas, lumber mills reducing their daily operations from three shifts to two shifts in the fourth quarter of 2006 in order to optimize operating efficiencies at each mill. Plywood revenues decreased to $13.6 million for the first three months of 2007, compared to $14.4 million for the first three months of 2006. The decrease was due to lower selling prices, which were partially offset by increased shipments. Particleboard revenues were $4.9 million for the first quarter of 2007, compared to $4.2 million for the same period in 2006. The increase was due to higher selling prices, partially offset by decreased shipments. Other revenues for the segment, which consist primarily of by-products such as chips, were $11.9 million for the first quarter of 2007, compared to $11.8 million for the first quarter of 2006. Segment expenses were $117.0 million for the first three months of 2007, $11.4 million lower than expenses of $128.4 million for the first three months of 2006. The decrease in expenses was primarily due to decreased lumber shipments.

The Pulp and Paperboard segment reported an operating loss of $6.0 million for the first quarter of 2007, compared to operating income of $3.0 million for the first quarter of 2006. Revenues for the segment were $151.2 million for the first quarter of 2007, up from $148.3 million for the first quarter of 2006. Paperboard revenues decreased slightly to $130.8 million in the first quarter of 2007, from $132.5 million in the first quarter of 2006. The decrease was due to decreased shipments, which were mostly offset by a 6% increase in selling prices. Pulp revenues were $20.1 million for the first three months of 2007, $4.6 million higher than the $15.5 million recorded in the same period of 2006. The increase in pulp revenues was due to significantly higher selling prices, partially offset by decreased shipments. Expenses for the segment were $157.2 million for the first quarter of 2007, compared to $145.3 million for the same period in 2006. The quarter over quarter increase in expenses was due primarily to significantly higher wood fiber and maintenance costs, which were partially offset by the decreased shipments of paperboard and pulp. The higher wood fiber costs were largely attributable to very high chip prices for our Lewiston, Idaho, pulp and paperboard operation resulting mainly from sawmill curtailments in the West, and the higher maintenance costs were due to a planned major maintenance outage at our Lewiston pulp and paperboard operation during the first quarter of 2007. There were no major maintenance outages at our pulp and paperboard operations in the first quarter of 2006.

The Consumer Products segment reported operating income of $4.8 million for the first three months of 2007, versus $6.9 million for the first three months of 2006. Revenues for the segment were $110.3 million in the first quarter of 2007, $10.8 million higher than the $99.5 million recorded in the first quarter of 2006. The increased revenues were due to higher selling prices and increased shipments. Segment expenses were $105.5 million for the first three months of 2007, compared to $92.6 million for the first three months of 2006. Higher pulp costs and increased shipments were largely responsible for the higher segment expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our financial position included long-term debt of $327.5 million, including current installments on long-term debt of $6.2 million. Long-term debt at March 31, 2007 (including current installments) decreased $0.1 million from the balance at December 31, 2006 of $327.6 million due to normal repayments on maturing debt. Stockholders’ equity for the first three months of 2007 decreased by $43.5 million due to a net loss of $29.8 million and a regular quarterly distribution to common stockholders of $19.1 million, partially offset by the issuance of $3.4 million of common stock related to the exercise of stock options. The ratio of long-term debt (including current installments) to stockholders’ equity was .61 to 1 at March 31, 2007, compared to .57 to 1 at December 31, 2006.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2007, are as follows:

(Dollars in thousands)
2008	$209
2009	100,410
2010	11
2011	5,011
2012	21,655

Working capital totaled $156.1 million at March 31, 2007, a decrease of $4.2 million from the December 31, 2006 balance of $160.3 million. The significant changes in the components of working capital are as follows:

•	Working capital at March 31, 2007, included assets held for sale of $65.0 million due to the pending sale of our hybrid poplar tree farm in Boardman, Oregon to a private-equity tree farm investment fund. In accordance with SFAS No. 144, assets of the hybrid poplar tree farm were included in their respective balance sheet accounts at December 31, 2006. See Note 6 on page 7 of this Form 10-Q for further discussion.

•	Working capital at March 31, 2007, also included a notes payable balance of $35.0 million, compared to no balance at December 31, 2006. The balance at March 31, 2007, which consisted of short-term borrowings under our unsecured bank credit facility revolving line of credit, was primarily the result of borrowings necessary to partially fund the purchase of the 76,000 acres of timberlands in Wisconsin in the first quarter of 2007.

•	Receivables decreased by $23.1 million due primarily to a decrease in trade receivables associated with our pulp and paperboard segment.

Net cash provided by operating activities from continuing operations for the first three months of 2007 totaled $43.9 million, compared with $59.3 million for the same period in 2006. The unfavorable comparison was largely due to lower earnings from continuing operations in the first quarter of 2007 compared to the same period in 2006.

For the three months ended March 31, 2007, net cash used for investing activities was $59.4 million, compared to net cash provided by investing activities of $43.3 million for the first three months of 2006. In the first three months of 2007, we used $43.5 million for deposits on timberlands and $21.5 million for capital expenditures. The $43.5 million for deposits on timberlands represented the portion of the Wisconsin timberlands that was purchased on our behalf by an Internal Revenue Code section 1031 like-kind exchange qualified intermediary, and was still held by the intermediary at March 31, 2007 because it had not yet been matched with sales of company-owned properties through our like-kind exchange process. Capital expenditures in the first three months of 2007 included $14.5 million in cash for the Wisconsin timberland purchase. The balance of capital expenditures in the first three months of 2007 were for forestland activities and various smaller projects designed to improve product quality and manufacturing efficiency. Cash was provided in the first three months of 2006 by a decrease in our short-term investments, partially offset by cash used primarily for capital expenditures.

Net cash provided by financing activities totaled $13.9 million for the three months ended March 31, 2007, compared with cash used for financing activities of $99.4 million during the same period in 2006. The cash provided by financing in the first three months of 2007 was due largely to an increase of $35.0 million in notes payable, as discussed above, which was partially offset by a regular quarterly cash distribution to common stockholders of $19.1 million. Cash used for financing activities in the first three months of 2006 was for distributions to common stockholders.

In connection with our REIT conversion, we increased our regular quarterly distributions from approximately $4.4 million in 2005 to approximately $19.0 million in 2006. In 2006, we funded our distributions using the cash flows from our REIT-qualifying timberland operations. In the future, any shortfall between cash available for distribution from REIT operations and anticipated future annual distributions to stockholders is expected to be funded through cash on hand, bank borrowings, Potlatch TRS distributions or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our REIT operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it will be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of the lower harvest activity during winter and early spring. Significant decreases in timber prices or other factors that materially adversely affect the cash flows from our REIT operations could result in our inability to maintain the expected distribution rate.

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

Our current unsecured bank credit facility, which expires on December 22, 2008, provides for a revolving line of credit of up to $175 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of March 31, 2007, $35.0 million was outstanding under the revolving line of credit, and approximately $10.1 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Loans under the credit facility bear interest at LIBOR plus between 0.625% and 1.625% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus up to 0.625% for other loans. As of the date of this report, we are eligible to borrow under the credit facility at LIBOR plus 0.875%.

The agreement governing our credit facility contains covenants that, among other things, limit to a certain degree our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. We will be permitted to pay distributions under the terms of the credit facility so long as we remain in pro forma compliance with the financial covenants.

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of March 31, 2007.

	Covenant Requirement	Actual Ratio at March 31, 2007
Maximum Funded Indebtedness To Capitalization Ratio	55%	34.1%
Minimum Net Worth	80% of consolidated net worth at March 31, 2006 (1)	120.0%
Minimum Interest Coverage Ratio	2.75 to 1.00	5.43 to 1.00

(1)	The minimum requirement is 80% of consolidated net worth as of March 31, 2006, with an adjustment to the minimum requirement for the net cash proceeds, on a cumulative basis, of all equity issuances.

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

In October 2005, Standard & Poor’s Ratings Services, or S&P, downgraded our senior unsecured debt from BB+ to BB. Since the first quarter of 2003, Fitch, Inc. has rated our senior unsecured debt at BB+. Fitch affirmed its rating on January 12, 2007, and raised its outlook to positive. Moody’s Investors Service Inc. has rated our senior unsecured debt at Ba1 and our senior secured subordinated debt at Ba2 since October 2004. Moody’s affirmed its ratings, with a stable outlook, in October 2005. The interest rate we pay on some of our debt is influenced by our credit ratings. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” below for additional information.

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

As of March 31, 2007, we had $35.0 million outstanding under our unsecured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

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

In October 2005, S&P announced that it had lowered our senior unsecured debt rating to BB stable from BB+. The rating downgrade caused the interest rate on our credit sensitive debentures to increase from 12.5% to 13.0%. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in October 2005.

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands)

	Expected Maturity Date (as of March 31, 2007)
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt:
Fixed rate	$6,007	$209	$100,410	$11	$5,011	$215,843	$327,491
Average interest rate	6.1%	6.9%	13.0%	6.5%	8.6%	6.9%	8.8%
Fair value at 3/31/07							$350,737

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

Part II

ITEM 1.

Legal Proceedings

In March, April and May 2006, a series of private antitrust lawsuits were filed against us and seven other manufacturers of oriented strand board (OSB) by plaintiffs who claim they purchased OSB at artificially high prices. The cases purport to be class actions brought on behalf of direct and indirect purchaser classes. The complaints allege that the defendant OSB manufacturers violated federal and state antitrust laws by purportedly conspiring from mid-2002 to the present to drive up the price of OSB. The indirect purchaser complaints also allege that defendants violated various states’ unfair competition laws and common law. The cases generally have been consolidated into two Consolidated Amended Class Action Complaints in the United States District Court for the Eastern District of Pennsylvania under the caption In Re OSB Antitrust Litigation. Each consolidated complaint seeks an unspecified amount of monetary damages to be trebled as provided under the antitrust laws and other relief. We believe the claims are without merit, and we will defend ourselves accordingly. We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd. in March 2004.

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

ITEM 1A.

Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. See Part I, Item 1A, “Risk Factors.”

ITEM 6.

Exhibits

The exhibit index is located on page 28 of this Form 10-Q.

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
Terry L. Carter
Controller
(Duly Authorized; Principal Accounting Officer)

Date: April 30, 2007

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

10(b)(i)[1]*	Potlatch Forest Products Corporation Severance Program for Executive Employees, amended September 15, 2006 and filed as Exhibit (10)(b) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006, and as further amended April 4, 2007 and filed as Exhibit (10)(b) to the Current Report on Form 8-K filed by the Registrant on April 5, 2007.

10(r)(iii)[1]*	Potlatch Corporation Management Performance Award Plan II, adopted September 16, 2006, filed as Exhibit (10)(r) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006, and as amended April 4, 2007 and filed as Exhibit (10)(r) to the Current Report on Form 8-K filed by the Registrant on April 5, 2007.

10(t) [1]*	Potlatch Forest Products Corporation Salaried Employees Supplemental Benefits Plan II, adopted September 15, 2006 and filed as Exhibit (10)(t) to the Current Report on Form 8-K by the Registrant on September 21, 2006, and as further amended April 4, 2007 and filed as Exhibit (10)(t) to the Current Report on Form 8-K filed by the Registrant on April 5, 2007.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.
[1]	Management contract or compensatory plan, contract or arrangement.