Form 10-Q
period 2007-06-30
POTLATCH CORP
filed 2007-07-30
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

The number of shares of common stock of the registrant outstanding as of June 30, 2007 was 39,033,538.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.

Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands - except per-share amounts)

	Quarter Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenues	$414,714	$413,293	$800,920	$814,517

Costs and expenses:
Depreciation, depletion and amortization	19,320	19,327	38,672	38,979
Materials, labor and other operating expenses	325,985	358,815	661,730	691,731
Selling, general and administrative expenses	20,987	21,673	41,878	44,995
Restructuring charge (Note 5)	35	—	2,832	—

	366,327	399,815	745,112	775,705

Earnings from continuing operations before interest and taxes	48,387	13,478	55,808	38,812
Interest expense	(7,340)	(7,323)	(14,891)	(14,682)
Interest income	596	295	897	1,097

Earnings from continuing operations before taxes	41,643	6,450	41,814	25,227
Provision (benefit) for taxes (Note 4)	6,250	(1,795)	983	(52,332)

Earnings from continuing operations	35,393	8,245	40,831	77,559

Discontinued operations (Note 6):
Loss from discontinued operations (including gain (loss) on disposal of $55, $-, $(35,774), and $-)	(1,396)	(6,346)	(39,443)	(10,406)
Income tax provision (benefit)	47	(507)	(2,786)	(977)

	(1,443)	(5,839)	(36,657)	(9,429)

Net earnings	$33,950	$2,406	$4,174	$68,130

Other comprehensive income, net of tax
Defined benefit pension and other postretirement benefit plans:
Amortization of actuarial loss included in net periodic cost, net of tax of $899, $-, $2,015, and $-	$1,407	$—	$3,153	$—
Amortization of prior service credit included in net periodic cost, net of tax of $(230), $-, $(268), and $-	(360)	—	(419)	—

Other comprehensive income, net of tax	1,047	—	2,734	—

Comprehensive income	$34,997	$2,406	$6,908	$68,130

Earnings per common share from continuing operations (Note 8):
Basic	$0.91	$0.21	$1.05	$2.27
Diluted	0.90	0.21	1.04	2.26
Loss per common share from discontinued operations:
Basic	$(0.04)	$(0.15)	$(0.94)	$(0.28)
Diluted	(0.04)	(0.15)	(0.93)	(0.27)
Net earnings per common share:
Basic	$0.87	$0.06	$0.11	$1.99
Diluted	0.87	0.06	0.11	1.98
Distributions per common share (annual rate)(1)	1.96	1.96	1.96	1.96
Average shares outstanding (in thousands):
Basic	39,027	38,681	38,989	34,159
Diluted	39,242	38,819	39,232	34,336

(1)	Distributions for 2006 reflect the annualized rate of our first quarter 2006 distribution, after adjusting for the issuance of approximately 9.1 million shares of common stock in connection with a special earnings and profits distribution of $15.15 per common share paid on March 31, 2006. Actual distributions per common share were $0.49, $0.49, $0.98 and $1.14 for the quarters ended June 30, 2007 and 2006, and six months ended June 30, 2007 and 2006, respectively.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

Unaudited (Dollars in thousands - except per-share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$6,754	$7,759
Restricted cash (Note 7)	—	6,673
Short-term investments	31,394	21,564
Receivables, net	108,638	135,105
Inventories (Note 10)	165,906	168,816
Prepaid expenses	18,653	16,602

Total current assets	331,345	356,519

Land, other than timberlands	8,549	8,554
Plant and equipment, at cost less accumulated depreciation	523,759	562,387
Timber, timberlands and related deposits, net	382,579	391,577
Pension assets	127,140	118,355
Other assets (Note 7)	35,496	20,215

	$1,408,868	$1,457,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$3,209	$6,157
Accounts payable and accrued liabilities	179,699	190,107

Total current liabilities	182,908	196,264

Long-term debt	321,285	321,474
Liability for pensions and other postretirement benefits	287,257	289,791
Other long-term obligations	16,777	19,059
Deferred taxes	48,627	53,160
Stockholders’ equity	552,014	577,859

	$1,408,868	$1,457,607

Stockholders’ equity per common share	$14.14	$14.88
Working capital	$148,437	$160,255
Current ratio	1.8:1	1.8:1

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$4,174	$68,130
Adjustments to reconcile net earnings to net operating cash flows:
Loss from discontinued operations	3,674	9,429
Loss on disposal of discontinued operations	32,983	—
Depreciation, depletion and amortization	38,672	38,979
Proceeds from sales deposited with a like-kind exchange intermediary	(14,829)	—
Non-cash cost of real estate sold	403	110
Deferred taxes	(3,495)	(53,331)
Equity-based compensation expense	2,839	1,942
Employee benefit plans	(7,565)	(1,464)
Other	385	2,215
Working capital changes	17,099	42,011
Excess tax benefit from share-based payment arrangements	(2,192)	(528)
Income tax benefit related to stock issued in conjunction with stock compensation plans	958	1,086

Net cash provided by operating activities from continuing operations	73,106	108,579

CASH FLOWS FROM INVESTING
Decrease (increase) in short-term investments	(9,830)	43,240
Additions to plant and properties	(33,097)	(25,806)
Deposits on timberlands	(54,021)	—
Other, net	(173)	(3,813)

Net cash provided by (used for) investing activities from continuing operations	(97,121)	13,621

CASH FLOWS FROM FINANCING
Change in book overdrafts	(3,319)	5,564
Issuance of common stock	3,654	5,479
Issuance of treasury stock	—	513
Repayment of long-term debt	(3,137)	(2,336)
Distributions to common stockholders	(38,244)	(127,133)
Excess tax benefit from share-based payment arrangements	2,192	528
Other, net	(1,654)	(196)

Net cash used for financing activities from continuing operations	(40,508)	(117,581)

Cash flows from continuing operations	(64,523)	4,619
Cash flows of discontinued operations:
Operating cash flows	153	(3,271)
Investing cash flows	63,365	(1,509)
Financing cash flows	—	—

Decrease in cash	(1,005)	(161)
Cash at beginning of period	7,759	6,133

Cash at end of period	$6,754	$5,972

Net interest payments (net of amounts capitalized) for the six months ended June 30, 2007 and 2006 were $14.9 million and $14.7 million, respectively. Net income tax payments for the six months ended June 30, 2007 and 2006 were $14.4 million and $0.6 million, respectively.

Not included in additions to plant and properties for the six months ended June 30, 2007, are non-cash transactions totaling $50.2 million for the purchase of timberlands.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Unaudited (Dollars in thousands)

NOTE 1.

General

The accompanying Condensed Balance Sheets at June 30, 2007 and December 31, 2006, the Statements of Operations and Comprehensive Income for the quarters and six months ended June 30, 2007 and 2006, and the Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. On March 30, 2007, we entered into a definitive agreement with a private equity tree farm investment fund for the sale of our hybrid poplar tree farm in Boardman, Oregon. The sale was completed in May 2007. As a result, the Boardman operation was classified as “discontinued operations” in the financial statements for the quarter and six months ended June 30, 2007. Comparative amounts for 2006 have been reclassified to conform to the 2007 presentation. Except for an adjustment to the carrying value of the Boardman operation, made in conjunction with the sale announcement and pursuant to Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all adjustments were of a normal recurring nature. There were no material nonrecurring adjustments.

We adopted FASB Staff Position, or FSP, AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” on January 1, 2007. Adoption of this FSP did not have an effect on our annual 2006 financial condition and results of operations. However, prior to adoption of this FSP, we used the “accrue-in advance” method to recognize planned major maintenance costs for interim reporting periods. Upon adoption of FSP AUG AIR-1, we began recording major maintenance expenses as incurred. For comparative purposes, results for the quarter and six months ended June 30, 2006, have been revised to reflect the retrospective application of this FSP. The effect of this change on our Statement of Operations and Comprehensive Income for the quarter and six months ended June 30, 2006, respectively, were increases in materials, labor and other operating expenses of $9.1 million and $4.3 million, and decreases in both earnings from continuing operations and net earnings of $5.6 million ($.14 per diluted common share) and $2.6 million ($.08 per diluted common share). Substantially all of this revision was related to our Pulp and Paperboard segment.

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

NOTE 4.

Income Taxes

As a REIT, generally we are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. If certain requirements are met, only our taxable REIT subsidiaries are subject to corporate-level income taxes. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value over tax basis at January 1, 2006) on sales of real property (other than timber) held by the REIT at January 1, 2006, and sold during the first ten years following the REIT conversion.

For the three months ended June 30, 2007, an income tax provision of $6.3 million related to continuing operations was recorded, compared to an income tax benefit of $1.8 million recorded for the three months ended June 30, 2006. The income tax provision for the second quarter of 2007 was largely due to pre-tax operating income for Potlatch TRS. The income tax benefit for the second quarter of 2006 was a result of a pre-tax operating loss for Potlatch TRS.

For the six months ended June 30, 2007, an income tax provision of $1.0 million related to continuing operations was recorded, compared to an income tax benefit of $52.3 million recorded for the same period in 2006. The income tax provision for the first half of 2007 was largely due to pre-tax operating income for Potlatch TRS. The income tax benefit for the first half of 2006 included the reversal of $51.2 million of deferred tax liabilities due to our REIT conversion.

Our federal income tax returns have been examined, and we have reached final settlement, for all tax years through 1994. Examinations for the years 1995 through 2004 have been completed, and agreement has been reached with the Internal Revenue Service regarding tax issues for those years. In the opinion of management, adequate provision had been made at June 30, 2007 for income taxes that might be due as a result of the agreement, and any assessments will not have a material effect on our consolidated earnings.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Adoption did not result in our recording an adjustment for unrecognized tax benefits on that date.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the quarters ended June 30, 2007 and 2006, we included approximately $0.2 million and $0.4 million in interest, respectively. For the six months ended June 30, 2007 and 2006, we included approximately $0.4 million and $0.9 million in interest, respectively. At June 30, 2007 and December 31, 2006, we had approximately $2.1 million and $1.6 million, respectively, accrued for the payment of interest.

NOTE 5.

Restructuring Charge

In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. The charge represented estimated severance benefit costs for 35 employees. An additional charge of less than $0.1 million related to this restructuring was recorded in the second quarter of 2007. As of June 30, 2007, approximately $2.5 million related to this charge had been paid.

NOTE 6.

Discontinued Operations

On March 30, 2007, we entered into a definitive agreement with a private equity tree farm investment fund for the sale of our hybrid poplar tree farm in Boardman, Oregon, for $65 million in cash. The sale was completed in May 2007. We applied a large portion of the proceeds from this sale to our acquisition in the first quarter of 2007 of 76,000 acres of timberlands in Wisconsin through a tax-efficient Internal Revenue Code section 1031 like-kind exchange.

As a result of the sale, we recorded an after-tax charge of $33.0 million for the six months ended June 30, 2007. The charge represented estimated costs associated with the adjustment of the carrying value of the assets involved in the sale to fair market value, as well as approximately $0.3 million in severance benefits and approximately $0.2 million in transaction and other costs associated with the sale. For the quarter and six months ended June 30, 2007, after-tax operating losses of $1.5 million and $3.7 million, respectively, which were previously included in the operating results of our Resource segment, are classified as discontinued operations in the Statements of Operations and Comprehensive Income, as required by SFAS No. 144. We recorded after-tax losses from discontinued operations of $5.8 million and $9.4 million for the quarter and six months ended June 30, 2006, respectively. Revenues for the hybrid poplar tree farm, which were previously included in our Resource segment revenues, were $0.8 million and $2.5 million for the quarter and six months ended June 30, 2007, respectively, and $2.2 million and $4.2 million for the quarter and six months ended June 30, 2006, respectively.

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

We use a qualified LKE intermediary to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable taxes are recognized. Proceeds from reverse LKE transactions are not restricted because the funds are not subject to risk, earn interest and are available upon demand; therefore, these proceeds are included in cash. In the case of a reverse transaction in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a long-term asset and included in “Timber, timberlands and related deposits, net” on our Condensed Balance Sheets and as “Deposits on timberlands” in the investing activities section of our Condensed Statements of Cash Flows. Amounts deposited with a third party towards the potential future purchase of property that are not matched with LKE sales are also included in “Timber, timberlands and related deposits, net” on our Condensed Balance Sheets and as “Deposits on timberlands” in our Condensed Statements of Cash Flows.

At June 30, 2007, we had $14.8 million of proceeds from land sales that were deposited with a LKE intermediary and classified as restricted cash in “Other assets” on the Condensed Balance Sheet and as a non-cash adjustment to operating earnings on the Condensed Statement of Cash Flows. We had $10.5 million of deposits on timberlands included in “Timber, timberlands and related deposits, net” on our Condensed Balance Sheet at June 30, 2007. There were no amounts classified as restricted cash or deposits on timberlands at June 30, 2006.

NOTE 8.

Earnings per Common Share

Earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in the basic and diluted earnings per share from continuing operations calculations:

	Quarter Ended June 30		Six Months Ended June 30
(Dollars in thousands - except per-share amounts)	2007	2006	2007	2006
Earnings from continuing operations	$35,393	$8,245	$40,831	$77,559

Basic average common shares outstanding	39,027,412	38,681,493	38,988,519	34,158,522
Incremental shares due to:
Common stock options	86,125	69,827	92,175	91,679
Performance shares	117,772	68,146	139,048	85,155
Restricted stock units	11,144	—	12,734	858

Diluted average common shares outstanding	39,242,453	38,819,466	39,232,476	34,336,214

Basic earnings per common share from continuing operations	$.91	$.21	$1.05	$2.27

Diluted earnings per common share from continuing operations	$.90	$.21	$1.04	$2.26

On March 31, 2006, we paid a special E&P distribution, consisting of approximately 9.1 million shares of common stock and $89 million in cash, in association with the REIT conversion. Reflected below are pro forma results giving effect to the common stock distribution for diluted earnings per common share for the six months ended June 30, 2006, as if the common stock portion of the distribution had occurred at the beginning of the period:

(Dollars in thousands - except per-share amounts)	Six Months Ended June 30 2006
Earnings from continuing operations	$77,559

Diluted earnings per share from continuing operations
As reported	$2.26

Pro forma	$2.00

For the quarter ended June 30, 2007, 3,000 performance shares were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the quarter and six months ended June 30, 2007, options to purchase 190,101 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the quarter ended June 30, 2006, 36,328 performance shares, 27,051 restricted stock units and options to purchase 503,931 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the six months ended June 30, 2006, 36,328 performance shares, 24,401 restricted stock units and options to purchase 315,653 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE 9.

Equity-Based Compensation

At June 30, 2007, we had four stock incentive plans, the 1989, 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit grants were outstanding. All of these plans have received stockholder approval. We were originally authorized to issue up to 1.5 million shares, 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1989 Stock Incentive Plan, 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At June 30, 2007, no shares were available for future use under the 1989 and 1995 Stock Incentive Plans, while approximately 75,000 and 972,000 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. All exercises of stock options or distributions of performance shares or restricted stock were made through issuance of new shares after January 31, 2006. Prior to that date, treasury shares were utilized.

During the quarter ended June 30, 2007, we recorded equity-based compensation expense of $1.3 million, of which $1.2 million related to performance shares and $0.1 million related to restricted stock units. For the six months ended June 30, 2007, equity-based compensation expense of $2.8 million was recorded, of which $2.6 million and $0.2 million related to performance shares and restricted stock units, respectively. For the quarter ended June 30, 2006, we recorded equity-based compensation expense of $1.1 million, of which $1.0 million related to performance shares and $0.1 million related to restricted stock units. We recorded equity-based compensation expense of $1.9 million for the six months ended June 30, 2006, of which $1.7 million and $0.2 million related to performance shares and restricted stock units, respectively. All outstanding stock options were fully vested prior to January 1, 2006. The net income tax benefit recognized in the Statements of Operations and Comprehensive Income for equity-based compensation expense totaled $0.5 million and $0.5 million for the quarters ended June 30, 2007 and 2006, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively.

In addition to our four stock incentive plans, directors of the company can each elect to defer compensation in the form of stock units. Compensation expense or income is recorded during each reporting period based on a combination of deferred compensation and the increase or decrease in the value of the company’s common stock. During the quarter and six months ended June 30, 2007, we recorded director deferred income of $0.2 million and expense of $0.1 million, respectively. For the quarter and six months ended June 30, 2006, we recorded director deferred income of $0.1 million and expense of $1.2 million, respectively.

As required by SFAS No. 123 (Revised 2004), “Share-Based Payment,” $2.2 million and $0.5 million of cash flows as of June 30, 2007 and 2006, respectively, representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized, has been classified as a financing cash inflow and an operating cash outflow in the Condensed Statements of Cash Flows.

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, are fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2006 or 2007, as we believe that performance shares provide a superior incentive to stock options for employees in a REIT.

A summary of outstanding stock options and changes during the six month period ended June 30, 2007, is presented below:

	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1	875,425	$26.16
Shares exercised	(137,518)	26.57	$2,783

Outstanding and exercisable at June 30	737,907	26.08	12,520

There were no unvested stock options outstanding during the six months ended June 30, 2007. The total intrinsic value of stock options exercised for the six month period ended June 30, 2006 was $2.7 million.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007	WeightedAvg. Remaining Contractual Life	Weighted Avg. Exercise Price
$15.8849 to $19.0779	100,127	5.06 years	$17.41
$21.3279 to $27.5226	447,679	3.38 years	24.58
$32.0957 to $35.4393	190,101	4.78 years	34.18

$15.8849 to $35.4393	737,907	3.97 years	26.08

Cash received from stock option exercises for the six months ended June 30, 2007 and 2006 was $3.7 million and $6.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million, $0.4 million, $1.0 million and $1.0 million for the quarters ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006, respectively.

PERFORMANCE SHARES

Performance share awards granted under the plans have a three-year performance period, and shares will be issued at the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group of forest products companies. The number of performance shares actually issued, as a percentage of the amounts initially granted, could range from 0%—200%. Performance shares granted under the program may not be voted until issued. If performance share awards are paid out at the end of the three-year performance measurement period, the recipients will receive distribution equivalents at the time of payment equal to the distributions that would have been paid on the shares earned had the recipient owned the shares during the three-year period.

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

A summary of outstanding performance share awards and changes during the six month period ended June 30, 2007 is presented below:

	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested shares outstanding at January 1	329,358	$51.62
Granted	3,000	59.59
Forfeited	(12,604)	49.68

Unvested shares outstanding at June 30	319,754	51.77	$12,603

As of June 30, 2007, there was $8.3 million of total unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.7 years.

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

A summary of outstanding RSU awards and changes during the six month period ended June 30, 2007, is presented below:

	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested shares outstanding at January 1	28,401	$50.32
Granted	2,000	47.84
Vested	(4,880)	53.00

Unvested shares outstanding at June 30	25,521	49.62	$1,099

For restricted stock awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price. The total fair value of share awards vested during the period was $0.3 million, using the grant date market price.

As of June 30, 2007, there was $0.9 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.7 years.

NOTE 10.

Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Raw materials	$66,420	$77,915
Finished goods	99,486	90,901

	$165,906	$168,816

NOTE 11.

Pension and Other Postretirement Benefit Plans

The table below details the components of net periodic costs (benefit):

Quarters ended June 30:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$3,002	$3,119	$531	$696
Interest cost	8,567	8,251	3,566	4,019
Expected return on plan assets	(15,605)	(15,355)	—	—
Amortization of prior service cost (credit)	548	511	(1,138)	(642)
Amortization of actuarial loss	1,304	1,426	1,002	1,980

Net periodic cost (benefit)	$(2,184)	$(2,048)	$3,961	$6,053

Six months ended June 30:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$6,004	$6,025	$1,247	$1,392
Interest cost	17,134	16,574	7,645	8,038
Expected return on plan assets	(31,210)	(30,531)	—	—
Amortization of prior service cost (credit)	1,095	1,025	(1,782)	(1,283)
Amortization of actuarial loss	2,608	2,825	2,560	3,959

Net periodic cost (benefit)	$(4,369)	$(4,082)	$9,670	$12,106

Of the $1.0 million reported as “Other comprehensive income, net of tax,” on our Statement of Operations and Comprehensive Income for the quarter ended June 30, 2007, $1.1 million and $(0.1) million related to our defined benefit pension and other postretirement benefit plans, respectively. Of the $2.7 million reported as “Other comprehensive income, net of tax,” on our Statement of Operations and Comprehensive Income for the six months ended June 30, 2007, $2.2 million and $0.5 million related to our defined benefit pension and other postretirement benefit plans, respectively.

As discussed in the notes to our financial statements for the year ended December 31, 2006, no minimum contributions to our qualified pension plans are estimated for 2007 due to the funded status of those plans at December 31, 2006. However, we estimate contributions will total approximately $1.7 million in 2007 for our non-qualified plan. As of June 30, 2007, $0.8 million of contributions had been made. No change to the original estimate is anticipated. We do not anticipate funding our other postretirement benefit plans in 2007 except to pay benefit costs as incurred during the year by plan participants.

NOTE 12.

Segment Information

(Dollars in thousands)	Quarter Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Segment Revenues
Resource	$72,438	$66,598	$131,704	$129,786

Real Estate	8,563	2,031	8,656	2,671

Wood Products
Lumber	92,221	107,671	180,929	213,068
Plywood	14,080	15,368	27,716	29,795
Particleboard	5,676	5,012	10,592	9,210
Other	12,496	10,628	24,407	22,434

	124,473	138,679	243,644	274,507

Pulp and Paperboard
Paperboard	142,711	132,130	273,487	264,663
Pulp	26,111	15,317	46,235	30,807
Other	318	294	580	613

	169,140	147,741	320,302	296,083

Consumer products	105,933	117,142	216,185	216,677

	480,547	472,191	920,491	919,724
Elimination of intersegment revenues	(65,833)	(58,898)	(119,571)	(105,207)

Total consolidated revenues	$414,714	$413,293	$800,920	$814,517

Intersegment revenues or transfers
Resource	$45,881	$44,874	$78,300	$76,633
Wood Products	5,273	3,688	10,685	7,187
Pulp and Paperboard	14,647	10,311	30,529	21,335
Consumer Products	32	25	57	52

Total	$65,833	$58,898	$119,571	$105,207

Operating Income (Loss)
Resource	$19,937	$16,110	$33,097	$34,552
Real Estate	7,374	1,491	7,007	1,980
Wood Products	6,388	3,622	8,578	11,065
Pulp and Paperboard	17,005	(5,396)	10,976	(2,395)
Consumer Products	4,092	6,984	8,867	13,873
Eliminations	4,026	1,050	8,973	1,720

	58,822	23,861	77,498	60,795
Corporate	(17,179)	(17,411)	(35,684)	(35,568)

Earnings from continuing operations before taxes	$41,643	$6,450	$41,814	$25,227

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

OVERVIEW

Potlatch is a real estate investment trust, or REIT, with approximately 1.5 million acres of timberlands in Arkansas, Idaho, Minnesota and Wisconsin. Through our wholly-owned taxable subsidiary, Potlatch TRS, we also operate 13 manufacturing facilities that produce lumber and panel products and bleached pulp products, including paperboard and tissue. We also conduct a real estate sales and development business through Potlatch TRS. We completed our conversion to a REIT effective January 1, 2006. As a REIT, we expect to be better able to compete for timberland acquisitions against other tax-advantaged entities.

As discussed in Note 6 on page 7, on March 30, 2007, we entered into a definitive agreement with a private equity tree farm investment fund for the sale of our hybrid poplar tree farm in Boardman, Oregon, for $65 million in cash. The sale was completed in the second quarter of 2007.

As of June 30, 2007, our business was organized into five segments:

•	The Resource segment consists of substantially all of our timberlands, as well as those assets necessary to manage these timberlands. The primary business of the segment is the management of our timberlands to optimize the value of all possible revenue-producing opportunities while at the same time adhering to our strict standards of stewardship responsibilities. Management activities include, but are not limited to, planting trees, harvesting trees, building and maintaining roads, development of management plans, recreation lease management, and monitoring contract compliance. For the first six months of 2007, Resource segment revenues were $131.7 million, representing approximately 14% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $78.3 million for the period.

In January 2007, we completed the acquisition of 76,000 acres of prime timberland in Wisconsin for $64.5 million from Tomahawk Timberlands, LLC, and Tomahawk Highlands, LLC. This was our first significant purchase of timberland in more than a decade. The purchase of the Wisconsin timberlands was matched with sales of our own lands, primarily the hybrid poplar tree farm in Boardman, Oregon, for Internal Revenue Code section 1031 like-kind exchange purposes.

•	The activities of the Real Estate segment, formerly known as the Land Sales and Development segment, consist of the sale of selected non-strategic timberland real estate, including sales of land for higher and better use purposes, and the acquisition of timberlands. Results for this segment depend on the timing of closing of transactions for properties we identify as having higher and better use values. Real Estate segment revenues for the first six months of 2007 were $8.7 million, which represented approximately 1% of our net revenues from continuing operations. The segment did not have intersegment revenues during the period.

•	The Wood Products segment manufactures lumber, plywood, and particleboard at eight mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment revenues were $243.6 million for the first six months of 2007, representing approximately 26% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $10.7 million for the period.

•	The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment revenues were $320.3 million for the first six months of 2007, representing approximately 35% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $30.5 million for the period.

•	The Consumer Products segment manufactures tissue products primarily sold on a private label basis to major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and one additional tissue converting facility located in Illinois. Consumer Products segment revenues were $216.2 million for the first six months of 2007, representing approximately 24% of our net revenues from continuing operations, before elimination of intersegment revenues. The segment did not have significant intersegment revenues during the period.

FACTORS INFLUENCING OUR RESULTS OF OPERATIONS AND CASH FLOWS

The operating results of our timberlands and manufacturing businesses have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in harvest levels from our timberlands, competition, the efficiency and level of capacity utilization of our manufacturing operations, changes in our principal expenses such as wood fiber and energy costs, and changes in the production capacity of our manufacturing operations as a result of major capital spending projects, asset dispositions or acquisitions and other factors.

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

Changes in harvest levels on our timberlands also may have a significant impact on our results of operations, due in part to the low cost basis of our timber from timberlands we acquired many years ago. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. For example, for several years prior to 2005, we had been harvesting timber in Idaho at a level below the estimated long-term sustainable harvest level. Beginning in 2005, due to an imbalance in timber ages on our Idaho timberlands, we began to significantly increase the timber harvest level on our Idaho timberlands in order to improve the long-term productivity and sustainability of these timberlands. In 2006, the harvest level on our Idaho timberlands was approximately 19% higher than the 2005 harvest level. For approximately five to ten years, we expect annual harvest levels on our Idaho timberlands to be as much as 25% higher than the 2005 harvest level. We also anticipate that, as a result of this period of increased timber harvest activity, the annual harvest levels on our existing Idaho timberlands will subsequently decrease to a level below the sustainable harvest level for a period of time, before increasing again to achieve the optimal long-term sustainable harvest level. On a short-term basis, our timber harvest levels may be impacted by factors such as demand for timber and harvesting capacity. For example, in 2006 we deferred the harvest of Arkansas timber by approximately 200,000 tons due to weak markets. In 2007, however, due to rebounds in prices, we expect to significantly increase the harvest of timber from our Arkansas timberlands primarily to offset the 2006 deferred harvest. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels may also be affected by purchases of additional timberlands, sales of existing timberlands and changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, as well as by natural disasters, regulatory constraints and other factors beyond our control.

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

Changes in our timberland holdings and manufacturing capacity, primarily as a result of capital spending programs or asset purchases and dispositions, have affected our results of operations in recent periods. In January 2007, we purchased approximately 76,000 acres of timberlands in Wisconsin. In May 2007, we completed the sale of our hybrid poplar tree farm in Boardman, Oregon. These changes have affected or will affect our levels of net revenues and expenses, as well as the comparability of our operating results from period to period.

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

Restructuring charges and discontinued operations. In January 2007, we recorded a charge for a restructuring of our Resource segment. On March 30, 2007, we entered into a definitive agreement to sell our hybrid poplar tree farm in Boardman, Oregon. The sale was completed in the second quarter of 2007. These events required us to record estimates of liabilities for employee benefits and other costs at the time of the events. In making these judgments, we considered contractual obligations, legal liabilities and possible incremental costs incurred as a result of restructuring transactions to determine the liability. Our estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences.

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

Note 12 to our 2006 Form 10-K consolidated financial statements included information for the three years ended December 31, 2006, 2005 and 2004 on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2006 and 2005. Note 11, “Pension and Other Postretirement Benefit Plans,” on pages 11-12 of this Form 10-Q, includes information on the components of pension and OPEB expense for the quarters and six months ended June 30, 2007 and 2006.

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

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Statements of Operations and Comprehensive Income. The expense is allocated to all business segments. In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which we adopted on December 31, 2006, long-term assets are recorded at June 30, 2007, and December 31, 2006, for overfunded plans and liabilities are recorded at June 30, 2007, and December 31, 2006, for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 to our 2006 Form 10-K consolidated financial statements for further discussion.

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

Quarter Ended June 30, 2007, Compared to Quarter Ended June 30, 2006

The following table sets forth period-to-period changes in items included in our Statements of Operations and Comprehensive Income for the quarters ended June 30, 2007 and 2006.

	Quarter Ended June 30
(Dollars in thousands)	2007	2006	Increase (Decrease)
Revenues	$414,714	$413,293	$1,421
Costs and expenses:
Depreciation, depletion and amortization	19,320	19,327	(7)
Materials, labor and other operating expenses	325,985	358,815	(32,830)
Selling, general and administrative expenses	20,987	21,673	(686)
Restructuring charge	35	—	35

Earnings from continuing operations before interest and taxes	48,387	13,478	34,909
Interest expense	(7,340)	(7,323)	(17)
Interest income	596	295	301
Provision (benefit) for taxes	6,250	(1,795)	8,045

Earnings from continuing operations	35,393	8,245	27,148
Discontinued operations, net of tax	(1,443)	(5,839)	4,396

Net earnings	$33,950	$2,406	$31,544

Other comprehensive income, net of tax	$1,047	$—	$1,047

Comprehensive income	$34,997	$2,406	$32,591

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Revenues – Compared to the second quarter of 2006, total revenues for the second quarter of 2007 were virtually unchanged. Resource segment revenues increased $4.8 million to $26.6 million for the second quarter of 2007, primarily due to increased sales of logs to external customers for the Northern and Southern regions. Real Estate revenues were $8.6 million in the second quarter of 2007, compared to $2.0 million for the second quarter of 2006. The increased revenues in the second quarter of 2007 were due to increased sales of properties identified as non-strategic through our stratification process. Revenues for Wood Products were $119.2 million for the second quarter of 2007, a decrease of $15.8 million compared to the second quarter of 2006 due largely to lower selling prices and decreased shipments for lumber. The decreased lumber shipments were due to the reduction of daily operations from three shifts to two shifts at our Prescott and Warren, Arkansas, sawmills in the fourth quarter of 2006 in order to optimize operating efficiencies at each mill. Pulp and Paperboard revenues increased to $154.5 million for the second quarter of 2007, compared to $137.4 million for the second quarter of 2006, primarily due to higher selling prices and increased shipments. Consumer Products revenues were $105.9 million for the second quarter of 2007, a decrease of $11.2 million compared to second quarter 2006 revenues of $117.1 million, due to decreased shipments for consumer tissue products, which were partially offset by higher selling prices.

Depreciation, depletion and amortization – Depreciation, depletion and amortization of $19.3 million in the second quarter of 2007 was unchanged compared to the same period in 2006.

Materials, labor and other operating expenses – For the second quarter of 2007, materials, labor and other operating expenses were $326.0 million, or $32.8 million lower than the second quarter of 2006 due primarily to decreased lumber and consumer tissue shipments, lower log costs for the Wood Products segment and lower maintenance costs for the Pulp and Paperboard segment. These favorable comparisons were partially offset by higher wood fiber costs and increased pulp and paperboard shipments for the Pulp and Paperboard segment, and higher pulp costs for the Consumer Products segment.

Selling, general and administrative expenses – Selling, general and administrative expenses were $21.0 million for the second quarter of 2007, compared to $21.7 million for the second quarter of 2006.

Restructuring charge – In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. The charge represented estimated severance benefit costs for 35 employees. An additional charge of less than $0.1 million related to this restructuring was recorded in the second quarter of 2007.

Interest expense – Interest expense of $7.3 million in the second quarter of 2007 was unchanged compared to the same period in 2006.

Interest income – Compared to the second quarter of 2006, interest income for the second quarter of 2007 increased $0.3 million to $0.6 million.

Provision (benefit) for taxes – For the quarter ended June 30, 2007, we recorded an income tax provision of $6.3 million related to our continuing operations, which was largely due to pre-tax income from Potlatch TRS. We recorded an income tax benefit of $1.8 million in the second quarter of 2006 due primarily to a pre-tax loss from Potlatch TRS.

Earnings from continuing operations – We recorded earnings from continuing operations of $35.4 million for the three months ended June 30, 2007, compared to $8.2 million for the three months ended June 30, 2006. The favorable comparison was due largely to higher earnings for all of our operating segments except Consumer Products in the 2007 quarter.

Discontinued operations – For the second quarter of 2007, we recorded an after-tax loss of $1.4 million for our hybrid poplar tree farm in Boardman, Oregon. The sale of the tree farm, which was announced in the first quarter, was completed during the second quarter. In the second quarter of 2006, the Boardman operation recorded a loss of $5.8 million.

Other comprehensive income, net of tax – Beginning in 2007, due to our adoption of SFAS No. 158, we are required to record comprehensive income or loss related to our defined benefit pension and other postretirement benefit plans for each reporting period when net gains or losses, or prior service costs or credits existing at the date of initial application of the Statement, are amortized as components of net periodic pension cost. As a result, we recorded other comprehensive income, net of tax, of $1.0 million for the second quarter of 2007.

DISCUSSION OF BUSINESS SEGMENTS

The Resource segment reported operating income of $19.9 million for the second quarter of 2007, an increase of $3.8 million compared to $16.1 million reported for the same period of 2006. Segment revenues were $72.4 million for the second quarter of 2007, compared to $66.6 million for the second quarter of 2006. The higher revenues were due primarily to increased log sales volumes for our Northern region and higher log selling prices for our Southern region. Expenses for the segment were $52.5 million for the second quarter of 2007, compared to $50.5 million in the second quarter of 2006. The higher expenses were primarily due to costs associated with increased fee timber harvests in our Northern and Southern regions in the second quarter of 2007.

The Real Estate segment reported operating income of $7.4 million for the second quarter of 2007, compared to operating income of $1.5 million for the same period in 2006. Revenues for the segment were $8.6 million for the second quarter of 2007, compared to $2.0 million for the same period in 2006. The higher revenues in the second quarter of 2007 for the segment were due to an increase in sales of properties identified as non-strategic through our stratification process. A total of 7,472 acres of land were sold in the second quarter of 2007, compared to 2,017 acres of combined land and conservation easements sold in 2006. There were no conservation easement sales in the second quarter of 2007. Results for the segment depend on the timing of closing of transactions for properties we identify as having higher and better use values. As a result of our assessment of our lands, which was completed in late 2006, we identified 250,000 to 300,000 acres of our land as having values that are potentially greater than for timberland. Sales of these lands are expected to occur within the next ten years, with the goal of utilizing like-kind exchange transactions for tax efficiency, thus maximizing cash flows. We expect to sell a total of 15,000 to 20,000 acres in 2007. Real Estate segment expenses were $1.2 million in the second quarter of 2007, compared to $0.5 million for the same quarter of 2006.

The Wood Products segment reported operating income of $6.4 million for the second quarter of 2007, $2.8 million higher than the $3.6 million recorded in the second quarter of 2006. Revenues for the segment were $124.5 million, compared to $138.7 million for the second quarter of 2006. Lumber revenues were $92.2 million in the second quarter of 2007, down from $107.7 million for the same period in 2006. The lower revenues were due to lower selling prices and decreased shipments, which were primarily the result of our Prescott and Warren, Arkansas, lumber mills reducing their daily operations from three shifts to two shifts in the fourth quarter of 2006 in order to optimize operating efficiencies at each mill. Plywood revenues decreased to $14.1 million for the second quarter of 2007, compared to $15.4 million for the second quarter of 2006. The decrease was due to lower selling prices, which were partially offset by a slight increase in shipments. Particleboard revenues were $5.7 million for the second quarter of 2007, compared to $5.0 million for the same period in 2006. The increase was due to higher selling prices. Other revenues for the segment, which consist primarily of by-products such as chips, were $12.5 million for the second quarter of 2007, compared to $10.6 million for the second quarter of 2006. Segment expenses were $118.1 million for the second quarter of 2007, $17.0 million lower than expenses of $135.1 million for the second quarter of 2006. The decrease in expenses was primarily due to decreased lumber shipments and lower log costs.

The Pulp and Paperboard segment reported operating income of $17.0 million for the second quarter of 2007, compared to an operating loss of $5.4 million for the second quarter of 2006. Revenues for the segment were $169.1 million for the second quarter of 2007, up from $147.7 million for the second quarter of 2006. Paperboard revenues increased to $142.7 million in the second quarter of 2007, from $132.1 million in the second quarter of 2006. The increase was due to higher selling prices and increased shipments. Pulp revenues were $26.1 million for the second quarter of 2007, $10.8 million higher than the $15.3 million recorded in the same period of 2006. The increase in pulp revenues was due to significantly higher selling prices and increased shipments. Expenses for the segment were $152.1 million for the second quarter of 2007, compared to $153.1 million for the same period in 2006. The slight decrease in expenses was due primarily to lower maintenance costs, which were partially offset by significantly higher wood fiber costs and increased shipments of paperboard and pulp. Maintenance costs were lower in the 2007 quarter due to a planned major maintenance outage at our Lewiston pulp and paperboard operation during the second quarter of 2006. There were no major maintenance outages at our pulp and paperboard operations in the second quarter of 2007. The higher wood fiber costs were largely attributable to very high chip prices in 2007 for our Lewiston, Idaho, pulp and paperboard operation resulting mainly from sawmill curtailments in the West.

The Consumer Products segment reported operating income of $4.1 million for the second quarter of 2007, versus $7.0 million for the second quarter of 2006. Revenues for the segment were $105.9 million in the second quarter of 2007, compared to $117.1 million recorded in the second quarter of 2006. The lower revenues were due to decreased shipments, partially offset by higher selling prices. Segment expenses were $101.8 million for the second quarter of 2007, compared to $110.2 million for the second quarter of 2006. Segment expenses were lower due largely to decreased shipments, which were partially offset by increased pulp costs.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

The following table sets forth period-to-period changes in items included in our Statements of Operations and Comprehensive Income for the six months ended June 30, 2007 and 2006.

(Dollars in thousands)	Six Months Ended June 30
	2007	2006	Increase (Decrease)
Revenues	$800,920	$814,517	$(13,597)
Costs and expenses:
Depreciation, depletion and amortization	38,672	38,979	(307)
Materials, labor and other operating expenses	661,730	691,731	(30,001)
Selling, general and administrative expenses	41,878	44,995	(3,117)
Restructuring charge	2,832	—	2,832

Earnings from continuing operations before interest and taxes	55,808	38,812	16,996
Interest expense	(14,891)	(14,682)	(209)
Interest income	897	1,097	(200)
Provision (benefit) for taxes	983	(52,332)	53,315

Earnings from continuing operations	40,831	77,559	(36,728)
Discontinued operations, net of tax	(36,657)	(9,429)	(27,228)

Net earnings	$4,174	$68,130	$(63,956)

Other comprehensive income, net of tax	$2,734	$—	$2,734

Comprehensive income	$6,908	$68,130	$(61,222)

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Revenues – Total revenues from continuing operations of $800.9 million for the six months ended June 30, 2007, were $13.6 million lower than the $814.5 million recorded for the same period in 2006. Resource segment revenues were $53.4 million for the first six months of 2007, relatively unchanged from revenues of $53.2 million for the first six months of 2006. Slightly higher sales of logs to external customers for the Southern region were offset by slightly lower log sales to external customers for the Northern region. Real Estate revenues were $8.7 million in the first half of 2007, $6.0 million higher than the first half of 2006 due to increased sales in the first half of 2007 of properties identified as non-strategic through our stratification process. Revenues for Wood Products were $233.0 million for the first six months of 2007, compared to $267.3 million for the same period in 2006. The decrease was due largely to lower selling prices and decreased shipments for lumber. The decreased lumber shipments were due to the reduction of daily operations from three shifts to two shifts at our Prescott and Warren, Arkansas, sawmills in the fourth quarter of 2006 in order to optimize operating efficiencies at each mill. Pulp and Paperboard revenues increased to $289.8 million for the first six months of 2007, compared to $274.7 million for the first six months of 2006, primarily due to higher selling prices and increased shipments of pulp to external customers. Consumer Products revenues were $216.1 million for the first half of 2007, virtually unchanged from revenues of $216.6 million for the first half of 2006 due to higher selling prices in 2007 being offset by decreased shipments for consumer tissue products.

Depreciation, depletion and amortization – For the six months ended June 30, 2007, depreciation, depletion and amortization totaled $38.7 million, compared to $39.0 million recorded in the first six months of 2006.

Materials, labor and other operating expenses – Materials, labor and other operating expenses were $661.7 million for the first six months of 2007, compared to $691.7 million recorded in the first six months of 2006. The decrease was due primarily to decreased shipments of lumber, paperboard and consumer tissue products. Higher wood fiber costs and increased pulp shipments for the Pulp and Paperboard segment, combined with higher pulp costs for the Consumer Products segment, partially offset the favorable comparison.

Selling, general and administrative expenses – For the six months ended June 30, 2007, selling, general and administrative expenses were $41.9 million, compared to $45.0 million recorded for the same period in 2006. The decrease was due primarily to lower compensation-related expenses in 2007.

Restructuring charge – In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. An additional charge of less than $0.1 million related to this restructuring was recorded in the second quarter of 2007. The charge represented estimated severance benefit costs for 35 employees. As of June 30, 2007, approximately $2.5 million related to this charge had been paid.

Interest expense – Interest expense totaled $14.9 million for the first six months of 2007, compared to $14.7 million for the same period in 2006.

Interest income – For the six months ended June 30, 2007, interest income was $0.9 million, compared to $1.1 million recorded for the first six months of 2006.

Provision (benefit) for taxes – For the six months ended June 30, 2007, we recorded an income tax provision of $1.0 million related to our continuing operations, which was due to pre-tax income for Potlatch TRS. We recorded an income tax benefit of $52.3 million for the first six months of 2006, which was largely due to the reversal of $51.2 million in timber-related deferred tax liabilities that were no longer necessary as a result of our REIT conversion.

Earnings from continuing operations – In the first half of 2007, we recorded earnings from continuing operations of $40.8 million, compared to $77.6 million for the first half of 2006. The unfavorable comparison was due to the reversal of the deferred tax liabilities in 2006, as discussed above, partially offset by higher earnings for our Pulp and Paperboard and Real Estate segments in 2007.

Discontinued operations – For the first six months of 2007, we recorded an after-tax loss of $33.0 million related to sale of our Boardman, Oregon, hybrid poplar tree farm, which was completed during the second quarter. Excluding the loss on disposal, the Boardman operation recorded an after-tax operating loss of $3.7 million for the first six months 2007, compared to a loss of $9.4 million for the same period in 2006.

Other comprehensive income, net of tax – Beginning in 2007, due to our adoption of SFAS No. 158, we are required to record comprehensive income or loss related to our defined benefit pension and other postretirement benefit plans for each reporting period when net gains or losses, or prior service costs or credits existing at the date of initial application of the Statement, are amortized as components of net periodic pension cost. As a result, we recorded other comprehensive income, net of tax, of $2.7 million for the first six months of 2007.

DISCUSSION OF BUSINESS SEGMENTS

The Resource segment reported operating income of $33.1 million for the first six months of 2007, compared to $34.6 million for the first six months of 2006. Segment revenues were $131.7 million for the first six months of 2007, compared to $129.8 million for the first six months of 2006. The slightly higher revenues were due primarily to increased log sales volumes for our Northern region and higher log selling prices for our Southern region, partially offset by lower log selling prices for the Northern region and decreased log sales volumes for the Southern region. Expenses for the segment were $98.6 million for the first six months of 2007, compared to $95.2 million in the first six months of 2006. The higher expenses were primarily due to costs associated with an increased fee timber harvest for our Southern region and a pre-tax restructuring charge of $2.8 million recorded in the first half of 2007.

The Real Estate segment reported operating income of $7.0 million for the first six months of 2007, compared to operating income of $2.0 million for the same period in 2006. Revenues for the segment were $8.7 million for the first six months of 2007, compared to $2.7 million for the same period in 2006. The higher revenues in the first half of 2007 for the segment were due to increased sales of properties identified as non-strategic through our stratification process. A total of 7,540 acres of land were sold in the first half of 2007, compared to 2,917 acres of combined land and conservation easements sold in 2006. There were no conservation easement sales in the first half of 2007. Real Estate segment expenses were $1.6 million in the first half of 2007, compared to $0.7 million for the same period in 2006.

The Wood Products segment reported operating income of $8.6 million for the first six months of 2007, $2.5 million lower than the $11.1 million recorded in the first six months of 2006. Revenues for the segment were $243.6 million, compared to $274.5 million for the first six months of 2006. Lumber revenues were $180.9 million in the first half of 2007, down from $213.1 million for the same period in 2006. Revenues were lower due to lower selling prices and decreased shipments, which were primarily the result of our Prescott and Warren, Arkansas, lumber mills reducing their daily operations from three shifts to two shifts in the fourth quarter of 2006 in order to optimize operating efficiencies at each mill. Plywood revenues decreased to $27.7 million for the first half of 2007, compared to $29.8 million for the first half of 2006. The decrease was due to lower selling prices, which were partially offset by increased shipments. Particleboard revenues were $10.6 million for the first six months of 2007, compared to $9.2 million for the same period in 2006. The increase was due to higher selling prices, partially offset by decreased shipments. Other revenues for the segment were $24.4 million for the first half of 2007, compared to $22.4 million for the first half of 2006. Segment expenses were $235.1 million for the first six months of 2007, $28.3 million lower than expenses of $263.4 million for the first six months of 2006. The decrease in expenses was primarily due to decreased lumber shipments and lower log costs.

The Pulp and Paperboard segment reported operating income of $11.0 million for the first half of 2007, compared to an operating loss of $2.4 million for the first half of 2006. Revenues for the segment were $320.3 million for the first half of 2007, up from $296.1 million for the first half of 2006. Paperboard revenues were $273.5 million in the first six months of 2007, compared to $264.7 million in the first six months of 2006. The increase was due to higher selling prices, partially offset by decreased shipments. Pulp revenues were $46.2 million for the first six months of 2007, $15.4 million higher than the $30.8 million recorded in the same period of 2006. The increase in pulp revenues was due to significantly higher selling prices and increased shipments. Expenses for the segment were $309.3 million for the first six months of 2007, compared to $298.5 million for the same period in 2006. The increased expenses were due primarily to significantly higher wood fiber costs and increased pulp shipments, which were partially offset by decreased paperboard shipments and decreased maintenance costs. The higher wood fiber costs were largely attributable to very high chip prices for our Lewiston, Idaho, pulp and paperboard operation in the first half of 2007 resulting mainly from sawmill curtailments in the West.

The Consumer Products segment reported operating income of $8.9 million for the first six months of 2007, versus $13.9 million for the first six months of 2006. Revenues for the segment were $216.2 million in the first half of 2007, compared to $216.7 million recorded in the first half of 2006. Revenues for the first half of 2007 were comparable to those in the same period in 2006 as a result of higher selling prices being offset by decreased shipments. Segment expenses were $207.3 million for the first six months of 2007, compared to $202.8 million for the first six months of 2006. Higher pulp costs were largely responsible for the increased segment expenses and were partially offset by decreased shipments.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our financial position included long-term debt of $324.5 million, including current installments on long-term debt of $3.2 million. Long-term debt at June 30, 2007 (including current installments) decreased $3.1 million from the balance at December 31, 2006 of $327.6 million due to normal repayments on maturing debt. Stockholders’ equity for the first six months of 2007 decreased by $25.8 million due to regular quarterly distributions to common stockholders of $38.2 million, partially offset by the issuance of $3.7 million of common stock related to the exercise of stock options and net earnings of $4.2 million. The ratio of long-term debt (including current installments) to stockholders’ equity was ..59 to 1 at June 30, 2007, compared to .57 to 1 at December 31, 2006.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2007, are as follows:

(Dollars in thousands)
2008	$209
2009	100,410
2010	11
2011	5,011
2012	21,655

Working capital totaled $148.4 million at June 30, 2007, a decrease of $11.9 million from the December 31, 2006 balance of $160.3 million. The significant changes in the components of working capital are as follows:

•	Short-term investments increased $9.8 million due primarily to the investment of a portion of cash received from the sale of the hybrid poplar tree farm and net earnings of $4.2 million.

•	Receivables decreased by $26.5 million due primarily to a decrease in trade receivables associated with our Pulp and Paperboard segment.

Net cash provided by operating activities from continuing operations for the first six months of 2007 totaled $73.1 million, compared with $108.6 million for the same period in 2006. The unfavorable comparison was largely due to lower earnings from continuing operations and a smaller amount of cash provided from working capital changes in the first half of 2007 compared to the same period in 2006.

For the six months ended June 30, 2007, net cash used for investing activities was $97.1 million, compared to net cash provided by investing activities of $13.6 million for the first six months of 2006. In the first six months of 2007, we used $54.0 million for deposits on timberlands and $33.1 million for capital expenditures. The deposits on timberlands primarily included cash held by a like-kind exchange qualified intermediary for a portion of the Wisconsin timberlands purchased on our behalf by the intermediary, which was held until it was matched with the sale of the hybrid poplar tree farm to complete our like-kind exchange process for the purchase. Capital expenditures in the first six months of 2007 included $14.5 million in cash for the Wisconsin timberland purchase. The balance of capital expenditures in the first six months of 2007 was for forestland activities and various smaller projects designed to improve product quality and manufacturing efficiency. Cash was provided in the first six months of 2006 by a decrease in our short-term investments, partially offset by cash used primarily for capital expenditures.

Net cash used for financing activities totaled $40.5 million for the six months ended June 30, 2007, compared with cash used for financing activities of $117.6 million during the same period in 2006. The cash used for financing in the first six months of 2007 was due largely to regular quarterly cash distributions to common stockholders totaling $38.2 million. Cash used for financing activities in the first six months of 2006 was for distributions to common stockholders.

In connection with our REIT conversion, we increased our regular quarterly distributions from approximately $4.4 million in 2005 to approximately $19.0 million in 2006. In 2006, we funded our distributions using the cash flows from our REIT-qualifying timberland operations. In the future, any shortfall between cash available for distribution from REIT operations and anticipated future annual distributions to stockholders is expected to be funded through cash on hand, bank borrowings, Potlatch TRS distributions or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our REIT operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it will be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of the lower harvest activity during winter and early spring. Significant decreases in timber prices or other factors that have a materially adverse effect on the cash flows from our REIT operations could result in our inability to maintain the expected distribution rate.

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

Our current unsecured bank credit facility, which expires on December 22, 2008, provides for a revolving line of credit of up to $175 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of June 30, 2007, there were no borrowings outstanding under the revolving line of credit; however, approximately $10.3 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Loans under the credit facility bear interest at LIBOR plus between 0.625% and 1.625% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus up to 0.625% for other loans. As of the date of this report, we are eligible to borrow under the credit facility at LIBOR plus 0.875%.

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

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of June 30, 2007.

	Covenant Requirement	Actual Ratio at June 30, 2007
Maximum Funded Indebtedness To Capitalization Ratio	55%	33.4%

Minimum Net Worth	80% of consolidated net worth at March 31, 2006 (1)	122.7%

Minimum Interest Coverage Ratio	2.75 to 1.00	6.50 to 1.00

(1)	The minimum requirement is 80% of consolidated net worth as of March 31, 2006, with an adjustment to the minimum requirement for the net cash proceeds, on a cumulative basis, of all equity issuances.

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

As of June 30, 2007, there were no borrowings outstanding under our unsecured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

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

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands)

	Expected Maturity Date (as of June 30, 2007)
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt:
Fixed rate	$3,002	$209	$100,410	$11	$5,011	$215,851	$324,494
Average interest rate	6.1%	6.9%	13.0%	6.5%	8.6%	6.9%	8.8%
Fair value at 6/30/07							$347,803

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

ITEM 4.

Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the company held on May 7, 2007, the company’s stockholders voted on two proposals as follows:

Proposal 1

Election of Directors

	Votes For	Votes Withheld
Michael J. Covey	35,945,398	1,280,273
Gregory L. Quesnel	36,589,483	636,188
Michael T. Riordan	36,575,283	650,388

Directors whose terms of office also continued after the annual meeting are Boh A. Dickey, William L. Driscoll, Ruth Ann M. Gillis, Jerome C. Knoll, John S. Moody, Lawrence S. Peiros, Judith M. Runstad and William T. Weyerhaeuser.

Proposal 2

Ratification of the Appointment of Independent Auditor

Votes For	36,319,806
Votes Against	789,595
Abstentions	116,270

ITEM 6.

Exhibits

The exhibit index is located on page 32 of this Form 10-Q.

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
Terry L. Carter
Controller
(Duly Authorized; Principal Accounting Officer)

Date: July 30, 2007

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

10(u)[1]	Retirement Agreement with Chief Financial Officer.

10(v)[1]	Offer Letter, dated May 21, 2007, between Company and Eric J. Cremers.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

[1]	Management contract or compensatory plan, contract or arrangement.