Form 10-Q
period 2007-09-30
POTLATCH CORP
filed 2007-10-29
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 1-32729

POTLATCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0156045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West 1st Ave., Suite 1600 Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock of the registrant outstanding as of September 30, 2007 was

39,188,249.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.

Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands - except per-share amounts)

	Quarter Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Revenues	$436,066	$396,752	$1,236,986	$1,211,269

Costs and expenses:
Depreciation, depletion and amortization	20,864	20,494	59,536	59,473
Materials, labor and other operating expenses	347,179	328,037	1,008,909	1,019,768
Selling, general and administrative expenses	23,244	22,990	65,122	67,985
Restructuring charge (Note 5)	(141)	—	2,691	—

	391,146	371,521	1,136,258	1,147,226

Earnings from continuing operations before interest and taxes	44,920	25,231	100,728	64,043
Interest expense	(7,380)	(7,229)	(22,271)	(21,911)
Debt retirement costs	—	53	—	53
Interest income	1,046	355	1,943	1,452

Earnings from continuing operations before taxes	38,586	18,410	80,400	43,637
Benefit for taxes (Note 4)	(2,581)	(12,665)	(1,598)	(64,997)

Earnings from continuing operations	41,167	31,075	81,998	108,634

Discontinued operations (Note 6):
Loss from discontinued operations (including loss on disposal of $-, $-, $(35,774), and $-)	(260)	(5,542)	(39,703)	(15,948)
Income tax benefit	(106)	(164)	(2,892)	(1,141)

	(154)	(5,378)	(36,811)	(14,807)

Net earnings	$41,013	$25,697	$45,187	$93,827

Other comprehensive income, net of tax
Defined benefit pension and other postretirement benefit plans:
Amortization of actuarial loss included in net periodic cost, net of tax of $1,008, $-, $3,023, and $-	$1,576	$—	$4,729	$—
Amortization of prior service credit included in net periodic cost, net of tax of $(133), $-, $(401), and $-	(210)	—	(629)	—

Other comprehensive income, net of tax	1,366	—	4,100	—

Comprehensive income	$42,379	$25,697	$49,287	$93,827

Earnings per common share from continuing operations (Note 8):
Basic	$1.05	$0.80	$2.10	$3.04
Diluted	1.04	0.80	2.09	3.03
Loss per common share from discontinued operations:
Basic	$—	$(0.14)	$(0.94)	$(0.41)
Diluted	—	(0.14)	(0.94)	(0.41)
Net earnings per common share:
Basic	$1.05	$0.66	$1.16	$2.63
Diluted	1.04	0.66	1.15	2.62
Distributions per common share (annual rate)(1)	1.96	1.96	1.96	1.96
Average shares outstanding (in thousands):
Basic	39,172	38,724	39,050	35,688
Diluted	39,415	38,858	39,316	35,870

(1)	Distributions for 2006 reflect the annualized rate of our first quarter 2006 distribution, after adjusting for the issuance of approximately 9.1 million shares of common stock in connection with a special earnings and profits distribution of $15.15 per common share paid on March 31, 2006. Actual distributions per common share, excluding the special earnings and profits distribution, were $0.49, $0.49, $1.47 and $1.63 for the quarters ended September 30, 2007 and 2006, and nine months ended September 30, 2007 and 2006, respectively.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

Unaudited (Dollars in thousands - except per-share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$8,032	$7,759
Restricted cash (Note 7)	—	6,673
Short-term investments	28,384	21,564
Receivables, net	113,142	135,105
Inventories (Note 10)	167,483	168,816
Prepaid expenses	17,444	16,602

Total current assets	334,485	356,519

Land, other than timberlands	8,549	8,554
Plant and equipment, at cost less accumulated depreciation	516,125	562,387
Timber, timberlands and related deposits, net	540,520	391,577
Pension assets	131,532	118,355
Other assets (Note 7)	21,149	20,215

	$1,552,360	$1,457,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$3,209	$6,157
Current notes payable	110,000	—
Accounts payable and accrued liabilities	182,202	190,107

Total current liabilities	295,411	196,264

Long-term debt	321,291	321,474
Liability for pensions and other postretirement benefits	287,952	289,791
Other long-term obligations	17,228	19,059
Deferred taxes	48,585	53,160
Stockholders’ equity	581,893	577,859

	$1,552,360	$1,457,607

Stockholders’ equity per common share	$14.85	$14.88
Working capital	$39,074	$160,255
Current ratio	1.1:1	1.8:1

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$45,187	$93,827
Adjustments to reconcile net earnings to net operating cash flows:
Loss from discontinued operations	3,828	14,807
Loss on disposal of discontinued operations	32,983	—
Depreciation, depletion and amortization	59,536	59,473
Proceeds from sales deposited with a like-kind exchange intermediary	(16,812)	—
Non-cash cost of real estate sold	879	168
Deferred taxes	(4,305)	(71,634)
Equity-based compensation expense	4,284	2,970
Employee benefit plans	(8,671)	(1,233)
Other	572	3,229
Working capital changes	7,113	61,329
Excess tax benefit from share-based payment arrangements	(2,447)	(651)
Income tax benefit related to stock issued in conjunction with stock compensation plans	2,955	1,233
Funding of qualified pension plans	—	(18,092)

Net cash provided by operating activities from continuing operations	125,102	145,426

CASH FLOWS FROM INVESTING
Decrease (increase) in short-term investments	(6,820)	48,263
Additions to plant and properties	(79,504)	(35,266)
Deposits on timberlands	(162,280)	—
Other, net	(501)	(5,232)

Net cash provided by (used for) investing activities from continuing operations	(249,105)	7,765

CASH FLOWS FROM FINANCING
Change in book overdrafts	2,628	3,228
Increase in notes payable	110,000	—
Issuance of common stock	7,955	6,261
Issuance of treasury stock	—	513
Repayment of long-term debt	(3,131)	(7,833)
Distributions to common stockholders	(57,439)	(146,112)
Excess tax benefit from share-based payment arrangements	2,447	651
Other, net	(1,421)	(533)

Net cash provided by (used for) financing activities from continuing operations	61,039	(143,825)

Cash flows from continuing operations	(62,964)	9,366
Cash flows of discontinued operations:
Operating cash flows	(129)	(6,868)
Investing cash flows	63,366	(1,316)
Financing cash flows	—	—

Increase in cash	273	1,182
Cash at beginning of period	7,759	6,133

Cash at end of period	$8,032	$7,315

Net interest payments (net of amounts capitalized) for the nine months ended September 30, 2007 and 2006 were $15.3 million and $15.3 million, respectively. Net income tax payments (refunds) for the nine months ended September 30, 2007 and 2006 were $22.7 million and $(1.5) million, respectively.

Not included in additions to plant and properties for the nine months ended September 30, 2007, are non-cash transactions totaling $66.5 million for the purchase of timberlands.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Unaudited (Dollars in thousands)

NOTE 1.

General

The accompanying Condensed Balance Sheets at September 30, 2007 and December 31, 2006, the Statements of Operations and Comprehensive Income for the quarters and nine months ended September 30, 2007 and 2006, and the Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. On March 30, 2007, we entered into a definitive agreement for the sale of our hybrid poplar tree farm in Boardman, Oregon. The sale was completed in May 2007. As a result, the Boardman operation was classified as “discontinued operations” in the financial statements for the quarter and nine months ended September 30, 2007. Comparative amounts for 2006 have been reclassified to conform to the 2007 presentation. Except for an adjustment to the carrying value of the Boardman operation, made in conjunction with the sale announcement and pursuant to Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all adjustments were of a normal recurring nature. There were no material nonrecurring adjustments.

We adopted FASB Staff Position, or FSP, AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” on January 1, 2007. Adoption of this FSP did not have an effect on our annual 2006 financial condition and results of operations. However, prior to adoption of this FSP, we used the “accrue-in advance” method to recognize planned major maintenance costs for interim reporting periods. Upon adoption of FSP AUG AIR-1, we began recording major maintenance expenses as incurred. For comparative purposes, results for the quarter and nine months ended September 30, 2006, have been revised to reflect the retrospective application of this FSP. The effect of this change on our Statement of Operations and Comprehensive Income for the quarter ended September 30, 2006, was a decrease of $2.4 million in materials, labor and other operating expenses and an increase in both earnings from continuing operations and net earnings of $1.5 million ($.04 per diluted common share). For the nine months ended September 30, 2006, the effect of this change on our Statement of Operations and Comprehensive Income was an increase of $1.9 million in materials, labor and other operating expenses and a decrease in both earnings from continuing operations and net earnings of $1.2 million ($.03 per diluted common share). Substantially all of this revision was related to our Pulp and Paperboard segment.

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

For the three months ended September 30, 2007, an income tax benefit of $2.6 million related to continuing operations was recorded, compared to an income tax benefit of $12.7 million recorded for the three months ended September 30, 2006. The income tax benefit for the third quarter of 2007 was the result of a favorable adjustment of $3.5 million due to the final determination of amounts owed to the Internal Revenue Service (IRS) for the years 1995-2004. Excluding this benefit, we recorded an income tax provision of $0.9 million for the third quarter of 2007, which was largely related to income from Potlatch TRS. The income tax benefit for the third quarter of 2006 included a net tax benefit of $9.2 million primarily related to an agreement reached with the IRS regarding tax issues pertaining to open tax years. The remaining tax benefit of $3.5 million recorded in the third quarter of 2006 was due to a pre-tax loss for Potlatch TRS.

For the nine months ended September 30, 2007, an income tax benefit of $1.6 million related to continuing operations was recorded, compared to an income tax benefit of $65.0 million recorded for the same period in 2006. The income tax benefit for the first nine months of 2007 was the result of the $3.5 million adjustment for final determination of amounts owed to the IRS, partially offset by an income tax provision of $1.9 million due to pre-tax operating income for Potlatch TRS. The income tax benefit for the first nine months of 2006 included the reversal of $51.2 million of deferred tax liabilities as a result of our REIT conversion and a $9.2 million benefit resulting from the resolution of issues relating to open tax years, as discussed above.

Our federal income tax returns have been examined, and we have reached final settlement, for all tax years through 2004.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN No. 48, on January 1, 2007. The adoption of FIN No. 48 did not require us to record an adjustment for unrecognized tax benefits on that date.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the quarter and nine months ended September 30, 2007, our income tax benefit included the net reversal of approximately

$1.0 million and $0.6 million of previously recorded interest expense, respectively, due to our final settlement with the IRS. In the third quarter of 2006, our income tax benefit included the reversal of approximately $0.8 million of previously recorded interest expense due to our agreement with the IRS on issues for open tax years. Our income tax benefit for the nine months ended September 30, 2006, included approximately $0.1 million of interest expense. At September 30, 2007 and December 31, 2006, we had approximately $0.3 million and $1.6 million, respectively, accrued for the payment of interest.

NOTE 5.

Restructuring Charge

In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. The charge represented estimated severance benefit costs for 35 employees. A reduction to this charge of $0.1 million was recorded in the third quarter of 2007. As of September 30, 2007, approximately $2.6 million related to this charge had been paid.

NOTE 6.

Discontinued Operations

In May 2007, we sold our hybrid poplar tree farm in Boardman, Oregon, for $65 million in cash. We applied a large portion of the proceeds from this sale to our acquisition in the first quarter of 2007 of 76,000 acres of timberlands in Wisconsin through a tax-efficient Internal Revenue Code section 1031 like-kind exchange.

As a result of the sale, we recorded an after-tax charge of $33.0 million for the nine months ended September 30, 2007. The charge represented estimated costs associated with the adjustment of the carrying value of the assets involved in the sale to fair market value, as well as approximately $0.3 million in severance benefits and approximately $0.2 million in transaction and other costs associated with the sale. For the quarter and nine months ended September 30, 2007, after-tax operating losses of $0.2 million and $3.8 million, respectively, which were previously included in the operating results of our Resource segment, are classified as discontinued operations in the Statements of Operations and Comprehensive Income, as required by SFAS No. 144. We recorded after-tax losses from discontinued operations of $5.4 million and $14.8 million for the quarter and nine months ended September 30, 2006, respectively. Revenues for the hybrid poplar tree farm, which were previously included in our Resource segment revenues, were $2.5 million for the nine months ended September 30, 2007, and $2.4 million and $6.6 million for the quarter and nine months ended September 30, 2006, respectively.

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

We use a qualified LKE intermediary to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE property is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable taxes are recognized. Proceeds from reverse LKE transactions are not restricted because the funds are not subject to risk, earn interest and are available upon demand; therefore, these proceeds are included in cash. In the case of a reverse transaction in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a long-term asset and included in “Timber, timberlands and related deposits, net” on our Condensed Balance Sheets and as “Deposits on timberlands” in the investing activities section of our Condensed Statements of Cash Flows. Amounts deposited with a third party towards the potential future purchase of property that are not matched with LKE sales are also included in “Timber, timberlands and related deposits, net” on our Condensed Balance Sheets and as “Deposits on timberlands” in our Condensed Statements of Cash Flows.

At September 30, 2007, we had $0.5 million of proceeds from land sales that were deposited with a LKE intermediary and classified as restricted cash in “Other assets” on the Condensed Balance Sheet and as a non-cash adjustment to operating earnings on the Condensed Statement of Cash Flows. We had $118.8 million of deposits on timberlands included in “Timber, timberlands and related deposits, net” on our Condensed Balance Sheet at September 30, 2007. There were no amounts classified as restricted cash or deposits on timberlands at September 30, 2006.

NOTE 8.

Earnings per Common Share

Earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in calculating the basic and diluted earnings per share from continuing operations:

	Quarter Ended September 30		Nine Months Ended September 30
(Dollars in thousands - except per-share amounts)	2007	2006	2007	2006
Earnings from continuing operations	$41,167	$31,075	$81,998	$108,634

Basic average common shares outstanding	39,171,841	38,723,804	39,050,280	35,688,377
Incremental shares due to:
Common stock options	76,888	55,971	79,692	74,922
Performance shares	151,484	78,456	170,450	105,955
Restricted stock units	14,348	—	15,529	580

Diluted average common shares outstanding	39,414,561	38,858,231	39,315,951	35,869,834

Basic earnings per common share from continuing operations	$1.05	$.80	$2.10	$3.04

Diluted earnings per common share from continuing operations	$1.04	$.80	$2.09	$3.03

On March 31, 2006, we paid a special E&P distribution, consisting of approximately 9.1 million shares of common stock and $89 million in cash, in association with the REIT conversion. Reflected below are pro forma results giving effect to the common stock distribution for diluted earnings per common share from continuing operations for the nine months ended September 30, 2006, as if the common stock portion of the distribution had occurred at the beginning of the period:

(Dollars in thousands - except per-share amounts)	Nine Months Ended September 30 2006
Earnings from continuing operations	$108,634

Diluted earnings per share from continuing operations
As reported	$3.03

Pro forma	$2.80

For the quarter and nine months ended September 30, 2007, 1,000 and 6,654 restricted stock units, respectively, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. Also, for the quarter and nine months ended September 30, 2007, 7,400 performance shares and options to purchase 145,565 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the quarter ended September 30, 2006, 40,728 performance shares, 28,401 restricted stock units and options to purchase 604,893 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the nine months ended September 30, 2006, 40,728 performance shares, 28,401 restricted stock units and options to purchase 307,177 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE 9.

Equity-Based Compensation

At September 30, 2007, we had three stock incentive plans, the 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit grants were outstanding. All of these plans have received stockholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At September 30, 2007, no shares were available for future use under the 1995 Stock Incentive Plan, while approximately 82,000 and 955,000 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. All exercises of stock options or distributions of performance shares or restricted stock were made through issuance of new shares after January 31, 2006. Prior to that date, treasury shares were utilized.

During the quarter ended September 30, 2007, we recorded equity-based compensation expense of $1.4 million, of which $1.3 million related to performance shares and $0.1 million related to restricted stock units. For the nine months ended September 30, 2007, equity-based compensation expense of $4.3 million was recorded, of which $3.9 million and $0.4 million related to performance shares and restricted stock units, respectively. For the quarter ended September 30, 2006, we recorded equity-based compensation expense of $1.0 million, of which $0.9 million related to performance shares and $0.1 million related to restricted stock units. We recorded equity-based compensation expense of $3.0 million for the nine months ended September 30, 2006, of which $2.7 million and $0.3 million related to performance shares and restricted stock units, respectively. All outstanding stock options were fully vested prior to January 1, 2006. The net income tax benefit recognized in the Statements of Operations and Comprehensive Income for equity-based compensation expense totaled $0.6 million and $0.4 million for the quarters ended September 30, 2007 and 2006, respectively, and $1.7 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively.

In addition, directors of the company can each elect to defer compensation in the form of stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of the company’s common stock. During the quarter and nine months ended September 30, 2007, we recorded director deferred expense of $0.3 million and $0.4 million, respectively. For the quarter and nine months ended September 30, 2006, we recorded director deferred income of $0.1 million and expense of $0.9 million, respectively.

As required by SFAS No. 123 (Revised 2004), “Share-Based Payment,” $2.4 million and $0.7 million of cash flows as of September 30, 2007 and 2006, respectively, representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized, have been classified as a financing cash inflow and an operating cash outflow in the Condensed Statements of Cash Flows.

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, are fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2006 or 2007, as we believe that performance shares provide a superior incentive to stock options for employees of a REIT.

A summary of outstanding stock options and changes during the nine month period ended September 30, 2007, is presented below:

	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1	875,425	$26.16
Shares exercised	(292,229)	27.22	$5,215

Outstanding and exercisable at September 30	583,196	25.63	11,316

There were no unvested stock options outstanding during the nine months ended September 30, 2007. The total intrinsic value of stock options exercised for the nine month period ended September 30, 2006 was $3.2 million.

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2007	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$15.8849 to $19.0779	98,999	4.81 years	$17.42
$21.3279 to $27.5226	338,632	3.57 years	24.11
$32.0957 to $35.4393	145,565	5.71 years	34.74

$15.8849 to $35.4393	583,196	4.32 years	25.63

Cash received from stock option exercises for the nine months ended September 30, 2007 and 2006 was $8.0 million and $6.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.9 million, $0.2 million, $1.9 million and $1.2 million for the quarters ended September 30, 2007 and 2006, and the nine months ended September 30, 2007 and 2006, respectively.

PERFORMANCE SHARES

Performance share awards granted under the stock incentive plans have a three-year performance period, and shares are issued at the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group of forest products companies. The number of performance shares actually issued, as a percentage of the amounts initially granted, could range from 0% - 200%. Performance shares granted under the program may not be voted until issued. If performance share awards are paid out at the end of the three-year performance measurement period, the recipients will receive distribution equivalents at the time of payment equal to the distributions that would have been paid on the shares earned had the recipient owned the shares during the three-year period.

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

A summary of outstanding performance share awards and changes during the nine month period ended September 30, 2007 is presented below:

	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested shares outstanding at January 1	329,358	$51.62
Granted	10,400	53.14
Forfeited	(18,458)	49.80

Unvested shares outstanding at September 30	321,300	51.78	$13,408

As of September 30, 2007, there was $7.3 million of total unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.4 years. The actual tax benefit realized for the tax deduction from performance shares issued totaled $1.1 million for the nine months ended September 30, 2007.

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

A summary of outstanding RSU awards and changes during the nine month period ended September 30, 2007, is presented below:

	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested shares outstanding at January 1	28,401	$50.32
Granted	8,654	45.16
Vested	(5,680)	50.32

Unvested shares outstanding at September 30	31,375	48.90	$1,413

For RSU awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price. The total fair value of share awards vested during the period was $0.3 million, using the grant date market price.

As of September 30, 2007, there was $1.0 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.7 years.

NOTE 10.

Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Raw materials	$74,748	$77,915
Finished goods	92,735	90,901

	$167,483	$168,816

NOTE 11.

Pension and Other Postretirement Benefit Plans

The table below details the components of net periodic costs (benefit) of our pension and other postretirement employee benefit plans:

Quarters ended September 30:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$3,002	$3,137	$623	$696
Interest cost	8,566	8,476	3,822	4,019
Expected return on plan assets	(15,604)	(15,614)	—	—
Amortization of prior service cost (credit)	547	531	(890)	(642)
Amortization of actuarial loss	1,304	1,448	1,280	1,979

Net periodic cost (benefit)	$(2,185)	$(2,022)	$4,835	$6,052

Nine months ended September 30:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$9,006	$9,162	$1,870	$2,088
Interest cost	25,700	25,050	11,467	12,057
Expected return on plan assets	(46,814)	(46,145)	—	—
Amortization of prior service cost (credit)	1,642	1,556	(2,672)	(1,925)
Amortization of actuarial loss	3,912	4,273	3,840	5,938

Net periodic cost (benefit)	$(6,554)	$(6,104)	$14,505	$18,158

Of the $1.4 million reported as “Other comprehensive income, net of tax,” on our Statement of Operations and Comprehensive Income for the quarter ended September 30, 2007, $1.2 million and $0.2 million related to our defined benefit pension and other postretirement employee benefit plans, respectively. Of the $4.1 million reported as “Other comprehensive income, net of tax,” on our Statement of Operations and Comprehensive Income for the nine months ended September 30, 2007, $3.4 million and $0.7 million related to our defined benefit pension and other postretirement employee benefit plans, respectively.

As discussed in the notes to our financial statements for the year ended December 31, 2006, no minimum contributions to our qualified pension plans are estimated for 2007 due to the funded status of those plans at December 31, 2006. However, we estimate contributions will total approximately $1.7 million in 2007 for our non-qualified plan. As of September 30, 2007, $1.3 million of contributions had been made. No change to the original estimate is anticipated. We do not anticipate funding our other postretirement employee benefit plans in 2007 except to pay benefit costs as incurred during the year by plan participants.

NOTE 12.

Segment Information

(Dollars in thousands)

	Quarter Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Segment Revenues
Resource	$99,707	$82,332	$231,411	$212,118

Real Estate	3,679	1,139	12,335	3,810

Wood Products
Lumber	91,344	89,703	272,273	302,771
Plywood	14,247	12,657	41,963	42,452
Particleboard	4,721	5,928	15,313	15,138
Other	11,527	10,226	35,934	32,660

	121,839	118,514	365,483	393,021

Pulp and Paperboard
Paperboard	149,805	131,080	423,292	395,743
Pulp	24,244	23,004	70,479	53,811
Other	241	302	821	915

	174,290	154,386	494,592	450,469

Consumer Products	112,429	113,232	328,614	329,909

	511,944	469,603	1,432,435	1,389,327
Elimination of intersegment revenues	(75,878)	(72,851)	(195,449)	(178,058)

Total consolidated revenues	$436,066	$396,752	$1,236,986	$1,211,269

Intersegment revenues or transfers
Resource	$58,715	$54,125	$137,015	$130,758
Wood Products	4,448	3,956	15,133	11,143
Pulp and Paperboard	12,686	14,742	43,215	36,077
Consumer Products	29	28	86	80

Total	$75,878	$72,851	$195,449	$178,058

Operating Income (Loss)
Resource	$38,175	$24,804	$71,272	$59,356
Real Estate	2,405	788	9,412	2,768
Wood Products	2,402	(5,210)	10,980	5,855
Pulp and Paperboard	17,559	16,753	28,535	14,358
Consumer Products	5,139	6,186	14,006	20,059
Eliminations	(8,446)	(6,579)	527	(4,859)

	57,234	36,742	134,732	97,537
Corporate	(18,648)	(18,332)	(54,332)	(53,900)

Earnings from continuing operations before taxes	$38,586	$18,410	$80,400	$43,637

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, cash flows, distributions, compliance with REIT tax rules, costs, manufacturing output, capital expenditures, timber harvest levels, future land sales, like-kind exchanges and tax consequences, and other timber supply issues. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect management’s current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to:

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

OVERVIEW

Potlatch is a real estate investment trust, or REIT, with approximately 1.6 million acres of timberlands in Arkansas, Idaho, Minnesota and Wisconsin. Through our wholly-owned taxable subsidiary, Potlatch TRS, we also operate 13 manufacturing facilities that produce lumber and panel products and bleached pulp products, including paperboard and tissue. We also conduct a real estate sales and development business through Potlatch TRS. We completed our conversion to a REIT effective January 1, 2006. As a REIT, we expect to be better able to compete for timberland acquisitions against other tax-advantaged entities.

As discussed in Note 6 on page 7, in May 2007, we sold our hybrid poplar tree farm in Boardman, Oregon, for $65 million in cash.

As of September 30, 2007, our business was organized into five segments:

•

The Resource segment consists of substantially all of our timberlands, as well as those assets necessary to manage these timberlands. The primary business of the segment is the management of our timberlands to optimize the value of all possible revenue-producing opportunities while at the same time adhering to our strict standards of stewardship responsibilities. Management activities include, but are not limited to, planting trees, harvesting trees, building and maintaining roads, development of management plans, recreation lease management, and monitoring contract compliance. For the first nine months of 2007, Resource segment revenues were $231.4 million, representing approximately 16% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $137.0 million for the period.

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

In September 2007, we entered into an agreement to acquire approximately 179,000 acres of timberland in Idaho for approximately $215 million from Western Pacific Timber, LLC. We completed the acquisition of approximately 142,000 acres of the timberland for approximately $163 million in September, with the acquisition of the remainder of the timberland for approximately $52 million expected to be completed in January 2008.

•

The activities of the Real Estate segment, formerly known as the Land Sales and Development segment, consist of the sale of selected non-strategic timberland real estate, including sales of land for higher and better use purposes, and the acquisition of timberlands. Results for this segment depend on the timing of closing of transactions for properties we identify as having higher and better use values. Real Estate segment revenues for the first nine months of 2007 were $12.3 million, which represented approximately 1% of our net revenues from continuing operations. The segment did not have intersegment revenues during the period.

•

The Wood Products segment manufactures lumber, plywood, and particleboard at eight mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment revenues were $365.5 million for the first nine months of 2007, representing approximately 26% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $15.1 million for the period.

•

The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment revenues were $494.6 million for the first nine months of 2007, representing approximately 34% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $43.2 million for the period.

•

The Consumer Products segment manufactures tissue products primarily sold on a private label basis to major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and one additional tissue converting facility located in Illinois. Consumer Products segment revenues were $328.6 million for the first nine months of 2007, representing approximately 23% of our net revenues from continuing operations, before elimination of intersegment revenues. The segment did not have significant intersegment revenues during the period.

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

Changes in harvest levels on our timberlands also may have a significant impact on our results of operations, due in part to the low cost basis of much of our timber from timberlands that we acquired many years ago. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. For example, for several years prior to 2005, we had been harvesting timber in Idaho at a level below the estimated long-term sustainable harvest level. Beginning in 2005, due to an imbalance in timber ages on our Idaho timberlands, we began to significantly increase the timber harvest level on our Idaho timberlands in order to improve the long-term productivity and sustainability of these timberlands. In 2006, the harvest level on our Idaho timberlands was approximately 19% higher than the 2005 harvest level. For approximately five to ten years, we expect annual harvest levels on our Idaho timberlands to be as much as 25% higher than the 2005 harvest level. We also anticipate that, as a result of this period of increased timber harvest activity, the annual harvest levels on our existing Idaho timberlands will subsequently decrease to a level below the sustainable harvest level for a period of time, before increasing again to achieve the optimal long-term sustainable harvest level. On a short-term basis, our timber harvest levels may be impacted by factors such as demand for timber and harvesting capacity. For example, in 2006 we deferred the harvest of Arkansas timber by approximately 200,000 tons due to weak markets. In 2007, however, due to rebounding prices, we have significantly increased the harvest of timber from our Arkansas timberlands primarily to offset the 2006 deferred harvest. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels may also be affected by purchases of additional timberlands, sales of existing timberlands and changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, as well as by natural disasters, regulatory constraints and other factors beyond our control.

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

Our manufacturing businesses are capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors may currently be lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases. In the third quarter of 2006, our Prescott and Warren, Arkansas, lumber mills took approximately four and three weeks of downtime, respectively, due to an inability to cover variable costs. The profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results can be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

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

Changes in our timberland holdings and manufacturing capacity, primarily as a result of capital spending programs or asset purchases and dispositions, have affected our results of operations in recent periods. In January 2007, we purchased approximately 76,000 acres of timberlands in Wisconsin. In May 2007, we completed the sale of our hybrid poplar tree farm in Boardman, Oregon. In September 2007, we entered into an agreement to acquire approximately 179,000 acres of timberland in Idaho. We completed the acquisition of approximately 142,000 acres of the Idaho timberland in September, with the acquisition of the remainder of the timberland expected to be completed in January 2008. These changes have affected or will affect our levels of net revenues and expenses, as well as the comparability of our operating results from period to period.

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

Environmental liabilities. We record accruals for estimated environmental liabilities that are not within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” in accordance with SFAS No. 5, “Accounting for Commitments and Contingencies.” These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities. In making these estimates, we consider, among other things, the activities we have conducted at any particular site, information obtained through consultation with applicable regulatory authorities and third-parties, and our historical experience at other sites that are judged to be comparable. We must also consider the likelihood of changes in governmental regulations, advancements in environmental technologies, and changing legal standards regarding liability. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, our accruals are subject to substantial uncertainties and our actual costs could be materially more or less than the estimated amounts.

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

Note 12 to our 2006 Form 10-K consolidated financial statements included information for the three years ended December 31, 2006, 2005 and 2004 on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2006 and 2005. Note 11, “Pension and Other Postretirement Benefit Plans,” on pages 11-12 of this Form 10-Q, includes information on the components of pension and OPEB expense for the quarters and nine months ended September 30, 2007 and 2006.

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

Total periodic pension plan income in 2006 was $8.1 million. An increase in the discount rate or the expected return on plan assets, all other assumptions remaining the same, would increase pension plan income, and conversely, a decrease in either of these measures would decrease plan income. As an indication of the sensitivity that pension income has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan income by approximately $1.4 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan income by approximately $1.6 million. The actual rates of return on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.

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

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Statements of Operations and Comprehensive Income. The expense is allocated to all business segments. In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which we adopted on December 31, 2006, long-term assets are recorded at September 30, 2007, and December 31, 2006, for overfunded plans and liabilities are recorded at September 30, 2007, and December 31, 2006, for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 to our 2006 Form 10-K consolidated financial statements for further discussion.

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

Quarter Ended September 30, 2007, Compared to Quarter Ended September 30, 2006

The following table sets forth period-to-period changes in items included in our Statements of Operations and Comprehensive Income for the quarters ended September 30, 2007 and 2006.

(Dollars in thousands)

	Quarter Ended September 30
	2007	2006	Increase (Decrease)
Revenues	$436,066	$396,752	$39,314
Costs and expenses:
Depreciation, depletion and amortization	20,864	20,494	370
Materials, labor and other operating expenses	347,179	328,037	19,142
Selling, general and administrative expenses	23,244	22,990	254
Restructuring charge	(141)	—	(141)

Earnings from continuing operations before interest and taxes	44,920	25,231	19,689
Interest expense	(7,380)	(7,229)	(151)
Debt retirement costs	—	53	(53)
Interest income	1,046	355	691
Benefit for taxes	(2,581)	(12,665)	10,084

Earnings from continuing operations	41,167	31,075	10,092
Discontinued operations, net of tax	(154)	(5,378)	5,224

Net earnings	$41,013	$25,697	$15,316

Other comprehensive income, net of tax	$1,366	$—	$1,366

Comprehensive income	$42,379	$25,697	$16,682

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Revenues – Total revenues for the third quarter of 2007 were $436.1 million, or $39.3 million higher than the third quarter of 2006. Resource segment revenues increased $12.8 million to $41.0 million for the third quarter of 2007, primarily due to increased sales of logs to external customers for our Northern and Southern regions and higher log selling prices for our Southern region. Real Estate revenues were $3.7 million in the third quarter of 2007, compared to $1.1 million for the third quarter of 2006. The increased revenues in the third quarter of 2007 were due to increased sales of properties identified as non-strategic through our stratification process. Revenues for Wood Products were $117.4 million for the third quarter of 2007, an increase of $2.8 million compared to the third quarter of 2006 due largely to increased shipments of lumber and plywood. Pulp and Paperboard revenues increased to $161.6 million for the third quarter of 2007, compared to $139.6 million for the third quarter of 2006, primarily due to higher selling prices and increased shipments. Consumer Products revenues were $112.4 million for the third quarter of 2007, slightly lower than third quarter 2006 revenues of $113.2 million, due to decreased shipments for consumer tissue products, which were partially offset by higher selling prices.

Depreciation, depletion and amortization – Depreciation, depletion and amortization of $20.9 million in the third quarter of 2007 was slightly higher than the $20.5 million recorded for the same period in 2006.

Materials, labor and other operating expenses – For the third quarter of 2007, materials, labor and other operating expenses were $347.2 million, or $19.1 million higher than the third quarter of 2006 due primarily to costs associated with increased shipments of lumber, plywood, pulp and paperboard, higher wood fiber costs for the Pulp and Paperboard segment, higher pulp costs for the Consumer Products segment and additional expenses associated with increased harvests of fee timber for the Resource segment. The higher costs were partially offset by decreased consumer tissue shipments, lower log costs for the Wood Products segment and fewer outside logs purchased by the Resource segment.

Selling, general and administrative expenses – Selling, general and administrative expenses were $23.2 million for the third quarter of 2007, compared to $23.0 million for the third quarter of 2006.

Restructuring charge – In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. The charge represented estimated severance benefit costs for 35 employees. A reduction to this charge of $0.1 million was recorded in the third quarter of 2007.

Interest expense – Interest expense was $7.4 million in the third quarter of 2007 compared to $7.2 million for the same period in 2006.

Interest income – Compared to the third quarter of 2006, interest income for the third quarter of 2007 increased $0.7 million to $1.0 million. The increase was primarily due to a higher average cash and short-term investments balance in the third quarter of 2007.

Benefit for taxes – For the quarter ended September 30, 2007, we recorded an income tax benefit of $2.6 million related to our continuing operations, which was the result of a favorable adjustment of $3.5 million due to the final determination of amounts owed to the Internal Revenue Service (IRS) for the years 1995-2004. Excluding this benefit, we recorded an income tax provision of $0.9 million for the third quarter of 2007, which was largely related to pre-tax income from Potlatch TRS. We recorded an income tax benefit of $12.7 million in the third quarter of 2006 due to a net tax benefit of $9.2 million primarily related to an agreement reached with the IRS regarding tax issues pertaining to open tax years, as well as a pre-tax loss for Potlatch TRS.

Earnings from continuing operations – We recorded earnings from continuing operations of $41.2 million for the three months ended September 30, 2007, compared to $31.1 million for the three months ended September 30, 2006. The favorable comparison was due largely to higher earnings for all of our operating segments except Consumer Products in the third quarter of 2007.

Discontinued operations – For the third quarter of 2007, we recorded an after-tax loss of $0.2 million related to our former hybrid poplar tree farm in Boardman, Oregon. The sale of the tree farm was completed in May 2007. In the third quarter of 2006, the Boardman operation recorded a loss of $5.4 million.

Other comprehensive income, net of tax – Beginning in 2007, due to our adoption of SFAS No. 158, we are required to record comprehensive income or loss related to our defined benefit pension and other postretirement benefit plans for each reporting period when net gains or losses, or prior service costs or credits existing at the date of initial application of the Statement, are amortized as components of net periodic pension cost. As a result, we recorded other comprehensive income, net of tax, of $1.4 million for the third quarter of 2007.

DISCUSSION OF BUSINESS SEGMENTS

The Resource segment reported operating income of $38.2 million for the third quarter of 2007, an increase of $13.4 million over the $24.8 million of income reported for the same period of 2006. Segment revenues were $99.7 million for the third quarter of 2007, compared to $82.3 million for the third quarter of 2006. The higher revenues were due primarily to increased overall log sales volumes for our Northern region and a 37% increase in average log selling prices for our Southern region. The significantly higher log selling prices for the Southern region were due primarily to strong pulpwood markets. A 5% decrease in average selling prices for logs in the Northern region for the third quarter of 2007, due largely to weaker markets in Minnesota, partially offset the favorable revenue comparison. Expenses for the segment were $61.5 million for the third quarter of 2007, compared to $57.5 million in the third quarter of 2006. The higher expenses were primarily due to costs associated with significant increases in harvests of fee timber for our Northern and Southern regions in the third quarter of 2007, partially offset by fewer outside logs purchased by the Southern region in the third quarter of 2007.

The Real Estate segment reported operating income of $2.4 million for the third quarter of 2007, compared to operating income of $0.8 million for the same period in 2006. Revenues for the segment were $3.7 million for the third quarter of 2007, compared to $1.1 million for the same period in 2006. The higher revenues in the third quarter of 2007 for the segment were due to an increase in sales of properties identified as non-strategic through our stratification process. A total of 1,638 acres of land were sold in the third quarter of 2007, compared to 939 acres sold in the same period of 2006. Results for the segment depend on the timing of closing of transactions for properties we identify as having higher and better use values. As a result of our assessment of our lands, which was completed in late 2006, we identified 250,000 to 300,000 acres of our land as having values that are potentially greater than for timberland. Sales of these lands are expected to occur within the next ten years, with the goal of utilizing like-kind exchange transactions for tax efficiency, thus maximizing cash flows. Therefore, we attempt to schedule closings of both sales and acquisitions, if possible, to occur at times when they would be most beneficial for tax efficiency. We expect to sell a total of 15,000 to 20,000 acres in 2007. Real Estate segment expenses were $1.3 million in the third quarter of 2007, compared to $0.3 million for the same quarter of 2006. The increased expenses were due to costs associated with the additional sales of land in the third quarter of 2007.

The Wood Products segment reported operating income of $2.4 million for the third quarter of 2007, compared to an operating loss of $5.2 million recorded in the third quarter of 2006. Revenues for the segment were $121.8 million, compared to $118.5 million for the third quarter of 2006. Lumber revenues were $91.3 million in the third quarter of 2007, versus $89.7 million for the same period in 2006. The higher revenues were due to increased shipments, which were partially offset by lower selling prices. Compared to the third quarter of 2006, revenues in the third quarter of 2007 were positively impacted by strong sales of cedar lumber products. Plywood revenues increased to $14.2 million for the third quarter of 2007, compared to $12.7 million for the third quarter of 2006. The higher plywood revenues were due to increased shipments, partially offset by lower selling prices. Particleboard revenues were $4.7 million for the third quarter of 2007, compared to $5.9 million for the same period in 2006. The decrease was due to lower selling prices and decreased shipments. Other revenues for the segment, which consist primarily of sales of by-products such as chips, were $11.5 million for the third quarter of 2007, compared to $10.2 million for the third quarter of 2006. Segment expenses were $119.4 million for the third quarter of 2007, $4.3 million lower than expenses of $123.7 million for the third quarter of 2006. The decrease in expenses was primarily due to lower costs for southern yellow pine sawlogs and mixed species sawlogs in Idaho, partially offset by costs associated with increased shipments of lumber and plywood and higher cedar log costs.

The Pulp and Paperboard segment reported operating income of $17.6 million for the third quarter of 2007, compared to operating income of $16.8 million for the third quarter of 2006. Revenues for the segment were $174.3 million for the third quarter of 2007, up from $154.4 million for the third quarter of 2006. Paperboard revenues increased to $149.8 million in the third quarter of 2007, from $131.1 million in the third quarter of 2006. The increase was due to higher selling prices and increased shipments. Pulp revenues were $24.2 million for the third quarter of 2007, compared to $23.0 million recorded in the same period of 2006. The increase in pulp revenues was due to higher selling prices and increased shipments. Expenses for the segment were $156.7 million for the third quarter of 2007, compared to $137.6 million for the same period in 2006. The increase in expenses was due primarily to costs associated with increased shipments of paperboard and pulp and higher wood fiber costs.

The Consumer Products segment reported operating income of $5.1 million for the third quarter of 2007, versus operating income of $6.2 million for the third quarter of 2006. Revenues for the segment were $112.4 million in the third quarter of 2007, compared to $113.2 million recorded in the third quarter of 2006. The slightly lower revenues were due to decreased shipments, which were partially offset by higher selling prices. Segment expenses were $107.3 million for the third quarter of 2007, relatively unchanged from $107.0 million recorded for the third quarter of 2006, as decreased shipments were offset by increased pulp costs.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

The following table sets forth period-to-period changes in items included in our Statements of Operations and Comprehensive Income for the nine months ended September 30, 2007 and 2006.

(Dollars in thousands)

	Nine Months Ended September 30
	2007	2006	Increase (Decrease)
Revenues	$1,236,986	$1,211,269	$25,717
Costs and expenses:
Depreciation, depletion and amortization	59,536	59,473	63
Materials, labor and other operating expenses	1,008,909	1,019,768	(10,859)
Selling, general and administrative expenses	65,122	67,985	(2,863)
Restructuring charge	2,691	—	2,691

Earnings from continuing operations before interest and taxes	100,728	64,043	36,685
Interest expense	(22,271)	(21,911)	(360)
Debt retirement costs	—	53	(53)
Interest income	1,943	1,452	491
Benefit for taxes	(1,598)	(64,997)	63,399

Earnings from continuing operations	81,998	108,634	(26,636)
Discontinued operations, net of tax	(36,811)	(14,807)	(22,004)

Net earnings	$45,187	$93,827	$(48,640)

Other comprehensive income, net of tax	$4,100	$—	$4,100

Comprehensive income	$49,287	$93,827	$(44,540)

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Revenues – Total revenues from continuing operations of $1.24 billion for the nine months ended September 30, 2007, were $25.7 million higher than the $1.21 billion recorded for the same period in 2006. Resource segment revenues were $94.4 million for the first nine months of 2007, compared to $81.4 million for the first nine months of 2006. The higher revenues were due to increased sales of logs to external customers for our Northern and Southern regions and higher log selling prices for our Southern region. Real Estate revenues were $12.3 million in the first nine months of 2007, $8.5 million higher than the first nine months of 2006 due to increased sales in the 2007 period of properties identified as non-strategic through our stratification process. Revenues for Wood Products were $350.4 million for the first nine months of 2007, compared to $381.9 million for the same period in 2006. The decrease was largely attributable to lower selling prices and decreased shipments of lumber. The decreased lumber shipments were due to the reduction of daily operations from three shifts to two shifts at our Prescott and Warren, Arkansas, sawmills in the fourth quarter of 2006 in order to optimize operating efficiencies at each mill. Pulp and Paperboard revenues increased to $451.4 million for the first nine months of 2007, compared to $414.4 million for the first nine months of 2006, primarily due to higher pulp and paperboard selling prices and increased shipments of pulp to external customers. Consumer Products revenues were $328.5 million for the first nine months of 2007, a slight decrease compared to revenues of $329.8 million for the first nine months of 2006 due to decreased shipments of consumer tissue products, which were mostly offset by higher selling prices in 2007.

Depreciation, depletion and amortization – For the nine months ended September 30, 2007, depreciation, depletion and amortization expenses of $59.5 million were relatively unchanged from the same period in 2006.

Materials, labor and other operating expenses – Materials, labor and other operating expenses were $1.01 billion for the first nine months of 2007, compared to $1.02 billion recorded in the first nine months of 2006. The slight decrease was due primarily to decreased shipments of lumber and consumer tissue products, lower log costs for the Wood Products segment and fewer outside logs purchased by the Resource segment. Higher wood fiber costs for the Pulp and Paperboard segment, higher pulp costs for the Consumer Products segment, costs associated with increased plywood, pulp and paperboard shipments, and additional expenses associated with increased fee timber harvests for our Resource segment partially offset the favorable comparison.

Selling, general and administrative expenses – For the nine months ended September 30, 2007, selling, general and administrative expenses were $65.1 million, compared to $68.0 million recorded for the same period in 2006.

The decrease was due primarily to lower compensation-related expenses in 2007, which were partially offset by higher legal and consulting expenses.

Restructuring charge – In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. A reduction to this charge of $0.1 million was recorded in the third quarter of 2007. The charge represented estimated severance benefit costs for 35 employees. As of September 30, 2007, approximately $2.6 million related to this charge had been paid.

Interest expense – Interest expense totaled $22.3 million for the first nine months of 2007, compared to $21.9 million for the same period in 2006.

Interest income – For the nine months ended September 30, 2007, interest income was $1.9 million, compared to $1.5 million recorded for the first nine months of 2006. The increase was primarily due to a higher average cash and short-term investments balance for the first nine months of 2007.

Benefit for taxes – For the nine months ended September 30, 2007, an income tax benefit of $1.6 million related to continuing operations was recorded, compared to an income tax benefit of $65.0 million recorded for the same period in 2006. The income tax benefit for the first nine months of 2007 was the result of a $3.5 million adjustment for final determination of amounts owed to the IRS for the years 1995-2004, partially offset by an income tax provision of $1.9 million due primarily to pre-tax operating income for Potlatch TRS. The income tax benefit for the first nine months of 2006 included the reversal of $51.2 million of deferred tax liabilities as a result of our REIT conversion and a $9.2 million benefit from the resolution of issues relating to open tax years.

Earnings from continuing operations – In the first nine months of 2007, we recorded earnings from continuing operations of $82.0 million, compared to $108.6 million for the first nine months of 2006. The unfavorable comparison was due to the reversal of the deferred tax liabilities in 2006, as discussed above, partially offset by higher earnings for our Pulp and Paperboard, Resource, Real Estate and Wood Products segments in 2007.

Discontinued operations – For the first nine months of 2007, we recorded an after-tax loss of $33.0 million related to sale of our Boardman, Oregon, hybrid poplar tree farm, which was completed during the second quarter. Excluding the loss on disposal, the Boardman operation recorded an after-tax operating loss of $3.8 million for the first nine months 2007, compared to a loss of $14.8 million for the same period in 2006.

Other comprehensive income, net of tax – Beginning in 2007, due to our adoption of SFAS No. 158, we are required to record comprehensive income or loss related to our defined benefit pension and other postretirement benefit plans for each reporting period when net gains or losses, or prior service costs or credits existing at the date of initial application of the Statement, are amortized as components of net periodic pension cost. As a result, we recorded other comprehensive income, net of tax, of $4.1 million for the first nine months of 2007.

DISCUSSION OF BUSINESS SEGMENTS

The Resource segment reported operating income of $71.3 million for the first nine months of 2007, compared to $59.4 million for the first nine months of 2006. Segment revenues were $231.4 million for the first nine months of 2007, compared to $212.1 million for the first nine months of 2006. The higher revenues were due primarily to increased overall log sales volumes for our Northern region and higher log selling prices for our Southern region, partially offset by lower log selling prices for the Northern region. Expenses for the segment were $160.1 million for the first nine months of 2007, compared to $152.7 million in the first nine months of 2006. The higher expenses were primarily due to costs associated with significant increases in fee timber harvests for our Northern and Southern regions and a pre-tax restructuring charge of $2.7 million recorded in the first nine months of 2007, partially offset by fewer outside logs purchased by the Southern region in the first nine months of 2007.

The Real Estate segment reported operating income of $9.4 million for the first nine months of 2007, compared to operating income of $2.8 million for the same period in 2006. Revenues for the segment were $12.3 million for the first nine months of 2007, compared to $3.8 million for the same period in 2006. The higher revenues in the first nine months of 2007 for the segment were due to increased sales of properties identified as non-strategic through our stratification process. A total of 9,177 acres of land were sold in the first nine months of 2007, compared to 3,855 acres of combined land and conservation easements sold in the same period for 2006. There were no conservation easement sales in the first nine months of 2007. Real Estate segment expenses were $2.9 million in the first nine months of 2007, compared to $1.0 million for the same period in 2006. The increased expenses were due to costs associated with the additional sales of land in the first nine months of 2007.

The Wood Products segment reported operating income of $11.0 million for the first nine months of 2007, $5.1 million higher than the $5.9 million recorded in the first nine months of 2006. Revenues for the segment were $365.5 million, compared to $393.0 million for the first nine months of 2006. Lumber revenues were $272.3 million in the first nine months of 2007, down from $302.8 million for the same period in 2006. Revenues were lower due to lower selling prices and decreased shipments, which were primarily the result of our Prescott and Warren, Arkansas, lumber mills reducing their daily operations from three shifts to two shifts in the fourth quarter of 2006 in order to optimize operating efficiencies at each mill. Plywood revenues decreased slightly to $42.0 million for the first nine months of 2007, compared to $42.5 million for the first nine months 2006. The decrease was due to lower selling prices, which were partially offset by increased shipments. Particleboard revenues were $15.3 million for the first nine months of 2007, compared to $15.1 million for the same period in 2006. The slight increase was due to higher selling prices, which were mostly offset by decreased shipments. Other revenues for the segment were $35.9 million for the first nine months of 2007, compared to $32.7 million for the first nine months of 2006. The increase was primarily due to increased chip sales from our St. Maries and Lewiston, Idaho lumber mills. Segment expenses were $354.5 million for the first nine months of 2007, $32.6 million lower than expenses of $387.1 million for the first nine months of 2006. The decrease in expenses was primarily due to decreased lumber shipments and lower log costs.

The Pulp and Paperboard segment reported operating income of $28.5 million for the first nine months of 2007, compared to $14.4 million for the first nine months of 2006. Revenues for the segment were $494.6 million for the first nine months of 2007, versus $450.5 million for the first nine months of 2006. Paperboard revenues were $423.3 million in the first nine months of 2007, compared to $395.7 million in the first nine months of 2006. The increase was due to higher selling prices and increased shipments. Pulp revenues were $70.5 million for the first nine months of 2007, $16.7 million higher than the $53.8 million recorded in the same period of 2006. The increase in pulp revenues was due to significantly higher selling prices and increased shipments. Expenses for the segment were $466.1 million for the first nine months of 2007, compared to $436.1 million for the same period in 2006. The increased expenses were due primarily to significantly higher wood fiber costs and costs associated with increased pulp and paperboard shipments. The higher wood fiber costs were largely attributable to very high chip prices for our Lewiston, Idaho, pulp and paperboard operation in the first nine months of 2007 resulting mainly from sawmill curtailments in the West.

The Consumer Products segment reported operating income of $14.0 million for the first nine months of 2007, versus $20.1 million for the first nine months of 2006. Revenues for the segment were $328.6 million in the first nine months of 2007, compared to $329.9 million recorded in the first nine months of 2006. Revenues for the first nine months of 2007 were comparable to those in the same period of 2006 as a result of higher selling prices being offset by decreased shipments. Segment expenses were $314.6 million for the first nine months of 2007, compared to $309.8 million for the first nine months of 2006. Higher pulp costs were responsible for the increased segment expenses and were partially offset by decreased shipments and lower freight costs.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, our financial position included long-term debt of $324.5 million, including current installments on long-term debt of $3.2 million. Long-term debt at September 30, 2007 (including current installments) decreased $3.1 million from the balance at December 31, 2006 of $327.6 million due to normal repayments on maturing debt. Stockholders’ equity for the first nine months of 2007 increased by $4.0 million due primarily to net earnings of $45.2 million and the issuance of $8.0 million of common stock related to the exercise of stock options, partially offset by regular quarterly distributions to common stockholders of $57.4 million. The ratio of long-term debt (including current installments) to stockholders’ equity was .56 to 1 at September 30, 2007, compared to .57 to 1 at December 31, 2006.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2007, are as follows:

(Dollars in thousands)
2008	$209
2009	100,410
2010	11
2011	5,011
2012	21,655

Working capital totaled $39.1 million at September 30, 2007, a decrease of $121.2 million from the December 31, 2006 balance of $160.3 million. The significant changes in the components of working capital are as follows:

•

Working capital at September 30, 2007, included a notes payable balance of $110.0 million, compared to no balance at December 31, 2006. The balance at September 30, 2007, which consisted of short-term borrowings under our unsecured bank credit facility revolving line of credit, was the result of borrowings used to partially fund the purchase of approximately 142,000 acres of timberlands in Idaho in the third quarter of 2007.

•	Receivables decreased by $22.0 million due primarily to a decrease in trade receivables associated with our Pulp and Paperboard segment.

Net cash provided by operating activities from continuing operations for the first nine months of 2007 totaled $125.1 million, compared with $145.4 million for the same period in 2006. The unfavorable comparison was largely due to a smaller amount of cash provided from working capital changes in the first nine months of 2007 compared to the same period in 2006.

For the nine months ended September 30, 2007, net cash used for investing activities from continuing operations was $249.1 million, compared to net cash provided by investing activities from continuing operations of $7.8 million for the first nine months of 2006. In the first nine months of 2007, we used $162.3 million for deposits on timberlands and $79.5 million for capital expenditures. The deposits on timberlands included the portion of the Idaho timberlands purchased on our behalf by an Internal Revenue Code section 1031 like-kind exchange qualified intermediary, which were held by the intermediary at September 30, 2007 because they had not yet been matched with sales of company-owned properties through our like-kind exchange process. In accordance with section 1031 rules, title to any portion of the Idaho timberlands currently held by the intermediary that is not matched with sales of company-owned properties within 180 days of the purchase of these timberlands will be transferred to us at the end of the 180-day period. Deposits on timberlands also included cash held by a like-kind exchange qualified intermediary for a portion of the Wisconsin timberlands purchased on our behalf by the intermediary, which was held until it was matched with the sale of the hybrid poplar tree farm to complete our like-kind exchange process for the purchase. Capital expenditures in the first nine months of 2007 included $35.0 million and $14.5 million in cash for the Idaho and Wisconsin timberland purchases, respectively. The balance of capital expenditures in the first nine months of 2007 was for forestland activities and various smaller projects designed to improve product quality and manufacturing efficiency. Cash was provided in the first nine months of 2006 by a decrease in our short-term investments, partially offset by cash used primarily for capital expenditures.

Net cash provided by financing activities totaled $61.0 million for the nine months ended September 30, 2007, compared with cash used for financing activities of $143.8 million during the same period in 2006. The cash provided by financing in the first nine months of 2007 was due largely to an increase of $110.0 million in notes payable, partially offset by regular quarterly cash distributions to common stockholders totaling $57.4 million. Cash used for financing activities in the first nine months of 2006 was for distributions to common stockholders.

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

Our current unsecured bank credit facility, which expires on December 22, 2008, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. The aggregate principal amount available under this credit facility was increased by $75 million in the third quarter of 2007. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of September 30, 2007, there was $110.0 million of borrowings outstanding under the revolving line of credit, and approximately $10.3 million of the letter of credit subfacility was being used to support several outstanding letters of credit. The $110.0 million of borrowings was used to fund a portion of the the acquisition of 142,000 acres of timberland in Idaho for approximately $163 million in September 2007. This purchase is part of the overall acquisition of approximately 179,000 acres of timberland in Idaho for approximately $215 million. The acquisition of the remaining Idaho timberland for approximately $52 million is expected to be completed in January 2008 using borrowings from our line of credit and available cash on hand. Loans under the credit facility bear interest at LIBOR plus between 0.625% and 1.625% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus up to 0.625% for other loans. As of the date of this report, we are eligible to borrow under the credit facility at LIBOR plus 1.125%.

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

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of September 30, 2007.

	Covenant Requirement	Actual Ratio at September 30, 2007
Maximum Funded Indebtedness To Capitalization Ratio	55%	39.0%
Minimum Net Worth	80% of consolidated net worth at March 31, 2006 (1)	126.9%
Minimum Interest Coverage Ratio	2.75 to 1.00	7.34 to 1.00

(1)	The minimum requirement is 80% of consolidated net worth as of March 31, 2006, with an adjustment to the minimum requirement for the net cash proceeds, on a cumulative basis, of all equity issuances.

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

We and several of our subsidiaries are parties to the credit agreement and eligible to borrow thereunder, subject to the $250 million aggregate credit limit and continued compliance with debt covenants. Any borrowings by one of these entities under the credit facility reduces the credit available for all the entities. As a result, borrowings by Potlatch TRS under the credit facility will, until repaid, reduce the amount of borrowings otherwise available to us for purposes such as the funding of quarterly distributions.

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

Our short-term investments are invested in time or demand deposits, certificates of deposit and U.S. Treasury and U.S. government agency obligations, all of which have very short maturity periods, and they therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. All short-term investments are intended to be made in compliance with the requirements of the Internal Revenue Code with respect to qualifying REIT investments.

As of September 30, 2007, there was $110.0 million of borrowings outstanding under our unsecured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on our current outstanding credit facility borrowings of $110.0 million, would have a $1.1 million annual effect on interest expense. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

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

We currently have $100 million of credit sensitive debentures outstanding that pay interest to the debt holder based upon our credit ratings as established by S&P or Moody’s. The following table denotes the interest rate applicable based on various credit ratings:

Ratings
Moody’s	S&P	Applicable Rate(%)
Aaa	AAA	8.825
Aa1–Aa3	AA+ - AA-	8.925
A1 – Baa2	A+ -BBB	9.125
Baa3	BBB-	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB-	13.500
B1 or lower	B+ or lower	14.000

In October 2005, S&P announced that it had lowered our senior unsecured debt rating to BB stable from BB+. The rating downgrade caused the interest rate on our credit sensitive debentures to increase from 12.5% to 13.0%. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in October 2005.

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands)

	Expected Maturity Date (as of September 30, 2007)
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt:
Fixed rate	$3,000	$209	$100,410	$11	$5,011	$215,859	$324,500
Average interest rate	6.1%	6.9%	13.0%	6.5%	8.6%	6.9%	8.8%
Fair value at 9/30/07							$347,800

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

Part II

ITEM 1.

Legal Proceedings

Beginning in March 2006, a series of private antitrust lawsuits were filed against us and certain other manufacturers of oriented strand board (OSB) by plaintiffs who claim they purchased OSB at artificially high prices. The cases generally have been consolidated into two Consolidated Amended Class Action Complaints in the United States District Court for the Eastern District of Pennsylvania under the caption In Re OSB Antitrust Litigation, one on behalf of direct purchasers of OSB and the other on behalf of indirect purchasers. The complaints allege that the defendant OSB manufacturers violated federal and state antitrust laws by purportedly conspiring from mid-2002 to the present to drive up the price of OSB. The indirect purchaser complaints also allege that defendants violated various states’ unfair competition laws and common law. Each consolidated complaint seeks an unspecified amount of monetary damages to be trebled as provided under the antitrust laws and other relief. In August 2007, the court ordered that the cases may proceed as class actions. It certified a nationwide class of direct purchasers who bought OSB structural panel products directly from one of the defendants during the period from June 1, 2002 to the present. It also certified a nationwide class of indirect purchaser end users who purchased new OSB manufactured or sold by one of the defendants during the same time period; this class excludes persons who bought OSB that was incorporated into a house or other structure. The claims of the nationwide indirect purchaser class are limited to injunctive relief. However, the court also certified a multistate class of indirect purchasers in eleven states whose members may recover compensation as allowed by state law. The court refused to certify the claims of indirect purchaser plaintiffs from six other states for class action treatment. However, the court allowed plaintiffs to designate substitute class representatives from those states, and discovery is underway to determine whether they may represent state indirect purchaser classes. Plaintiffs’ expert in the direct purchaser case has estimated total damages of $1.952 billion, before trebling. Indirect purchaser plaintiffs’ expert estimates the damages for all seventeen indirect purchaser states in the range of $186 to $213 million, before trebling. We believe the claims are without merit, and we will defend ourselves accordingly. We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004.

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

ITEM 6.

Exhibits

The exhibit index is located on page 33 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION (Registrant)

By	/S/ Eric J. Cremers
Eric J. Cremers
Vice President, Finance and Chief Financial Officer
(Duly Authorized; Principal Financial Officer)

By	/S/ Terry L. Carter
Terry L. Carter
Controller
(Duly Authorized; Principal Accounting Officer)

Date: October 29, 2007

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(2)(d)	Asset Purchase Agreement, dated September 11, 2007, between Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant, as Buyer, and Western Pacific Timber, LLC, as Seller, regarding property located in Adams, Boise, and Valley counties, state of Idaho. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules.)

(2)(e)	Asset Purchase Agreement, dated September 11, 2007, between Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant, as Buyer, and Western Pacific Timber, LLC, as Seller, regarding property located in Adams, Boise, Idaho, and Valley counties, state of Idaho, and the city of Cascade, Idaho. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules.)

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(o)(i)	First Amendment dated February 20, 2007 to the Amended and Restated Credit Agreement dated as of December 22, 2005, filed as Exhibit (10)(o) to the Current Report on Form 8-K filed by the Registrant on December 27, 2005.

(10)(o)(ii)	Amended Schedule 2.01 effective August 1, 2007, to the Amended and Restated Credit Agreement dated as of December 22, 2005, filed as Exhibit (10)(o) to the Current Report on Form 8-K filed by the Registrant on December 27, 2005.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.