Form 10-K
period 2007-12-31
POTLATCH CORP
filed 2008-02-20
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,“ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 29, 2007, was approximately $1,635.1 million, based on the closing price of $43.05, as reported on the New York Stock Exchange Composite Transactions.

The number of shares of common stock outstanding as of January 31, 2008: 39,260,478 shares of Common Stock, par value of $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed on or about March 26, 2008, with the Commission in connection with the 2008 annual meeting of stockholders are incorporated by reference in Part III hereof.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.

Business

GENERAL

Potlatch Corporation is a real estate investment trust, or REIT, with approximately 1.7 million acres of timberlands in Arkansas, Idaho, Minnesota, and Wisconsin. Through a wholly-owned taxable subsidiary, Potlatch Forest Products Corporation, which we refer to in this report as Potlatch TRS, we also operate 13 manufacturing facilities that produce lumber and panel products and bleached pulp products, including paperboard and tissue products. We also conduct a real estate sales and development business through Potlatch TRS. We completed our conversion to a REIT effective January 1, 2006.

The company, as it exists today, is the result of the restructuring of our operations effective January 1, 2006, to qualify for treatment as a REIT for federal income tax purposes. This restructuring primarily involved the creation of a new holding company that holds our timberlands and our manufacturing and other non-timberland assets through separate subsidiaries. Although the company as currently constituted was incorporated in September 2005, it is the successor to the business of Potlatch as originally structured, which was founded in 1903. For purposes of this report, any references to the “company,” “us,” “we,” and “our” include where the context requires both Potlatch Corporation and its predecessor, as it existed prior to the restructuring, together with their respective subsidiaries.

As a REIT, we expect to derive most of our income from investments in real estate, including the sale of standing timber. Also as a REIT, we generally will not be subject to federal corporate income taxes on our income and gain from investments in real estate that we distribute to our stockholders, including the income derived from the sale of timber, thereby reducing our corporate-level taxes and substantially eliminating the double taxation on income and gain that usually results in the case of a dividend distribution by a C corporation. We will, however, be subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) on sales of real property (other than timber) held by the REIT during the first ten years following the REIT conversion. We will continue to be required to pay federal corporate income taxes on earnings from our non-real estate investments, principally our manufacturing operations, which are now held by Potlatch TRS.

Our businesses are organized into five reportable operating segments, as defined by Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures About Segments of an Enterprise and Related Information:” Resource; Real Estate; Wood Products; Pulp and Paperboard; and Consumer Products. Discussion of each of our segments is included on pages 3-6. Information relating to the amounts of revenues, operating income (loss) and identifiable assets attributable to each of our operating segments for 2005-2007 is included in Note 15 to the consolidated financial statements on pages 76-78 of this report.

Interested parties may access our periodic and current reports filed with the Securities and Exchange Commission, or SEC, at no charge, by visiting our website, www.potlatchcorp.com. In the menu select “Investor Resources and Corporate Governance,” then select “SEC Filings.” Information on our website is not part of this report.

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

2   /   POTLATCH CORPORATION

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

RESOURCE SEGMENT

The Resource segment manages approximately 1.7 million acres of timberlands we own in Arkansas, Idaho, Minnesota and Wisconsin. The timberlands include a wide diversity of softwood and hardwood species. In Arkansas we own approximately 468,000 acres of timberlands. Primary species on these lands include southern yellow pine, red oak, white oak and other hardwoods. We own approximately 842,000 acres of timberlands in the northern and central portions of the state of Idaho. Primary species on these lands include grand fir, inland red cedar, Douglas fir, ponderosa pine, western larch, Engelmann

2007 FORM 10-K   /   3

spruce and western white pine. We own approximately 312,000 acres of timberlands in Minnesota, comprised primarily of aspen and other mixed hardwoods and pine. Our Wisconsin timberlands, which were purchased in January 2007, consist of approximately 76,000 acres of pine and hardwoods. We are the largest private landowner in Idaho and Minnesota.

The primary business of the Resource segment is the management of our timberlands to optimize the value of all possible revenue producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include, but are not limited to, planting trees, harvesting trees, building and maintaining roads, development of management plans and recreation lease management.

Activities of the segment are focused on three key areas: increasing harvest levels in ways that ensure long-term sustainability while maintaining high stewardship standards; increasing timber harvest levels in times of strong market demand and decreasing harvest levels in times of weak demand; and seeking acquisitions that complement our existing timberland base.

In 2007, the segment sold wood fiber at market prices to our manufacturing facilities. We believe the use of market prices as the internal transfer price maximizes our timber value and motivates management of our manufacturing segments to optimize operating efficiencies and identify profitable markets in which to compete. The amount of the segment’s sales to our manufacturing facilities, which accounted for 58% of the Resource segment’s total revenues in 2007, varied significantly among the segment’s operations, ranging from approximately 43% of our Southern region revenues to approximately 62% of our Northern region revenues.

The segment also sold logs and pulpwood to a variety of forest products companies located near our timberlands using marketing methodologies that are designed to maximize the value of the products being sold. The segment’s customers range in size from small operators to multinational corporations. The segment competes with owners of timberlands that operate in areas near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States. The segment competes principally on the basis of log quality, distance to market, customer service and price.

The amount of timber harvested from company-owned lands is guided by our commitment to sustainable forest management. By continually improving silvicultural techniques, we have been able to increase the sustainable level of wood fiber produced per acre from our timberlands. We manage harvest levels on our timberlands in a manner that assures long-term sustainability. In 2007, all our timberlands were certified under the Forest Stewardship Council, or FSC, and International Standardization Organization, or ISO, programs, with the exception of the Idaho timberlands acquired late in the year. As a participant in these programs, we adhere to the collective principles of both of them. These principles include, but are not limited to: commitments to sustainable forestry, responsible practices, forest health and productivity, and protection of special sites.

These certifications aid us in marketing our products to customers who require that products they purchase for resale come from sustainably managed forests. In 2007 and 2006, our sales of FSC certified products increased significantly over the previous respective year. Most of these sales were at prices higher than average market prices.

REAL ESTATE SEGMENT

The activities of the Real Estate segment, formerly known as the Land Sales and Development segment, consist of the sale of selected non-strategic timberland real estate, including sales of land for higher and better use purposes, and the acquisition of timberlands. Sales of conservation easements are also included in this segment. Results for the segment depend on the timing of closing of transactions for those non-strategic property sales. The segment also engages in land development activities through Potlatch TRS, and plays an active role in negotiations for all timberland acquisitions.

4   /   POTLATCH CORPORATION

A main focus of this segment is to continually assess the use of each of our lands to manage them proactively for the highest value. In December 2006, we completed an initial stratification assessment of all of our land. The following tools were used in assessing our lands:

•	Electronic analysis, using geographic information systems

•	On-the-ground analysis and verification of modeling assumptions

•	Certain measured and ranked attributes, such as timber potential, recreational influences, accessibility, special features and population and demographic trends

As a result of the assessment of our lands, we identified 250,000 to 300,000 acres as having values that are potentially greater than timberland values. Sales of these lands are expected to occur over a 10 year period, with the goal of utilizing like-kind exchange transactions for tax efficiency, thus increasing cash flows. We sold 16,175 acres in 2007. As new lands are acquired, such as the Wisconsin and Idaho timberlands discussed below, we will complete similar stratification assessments on these lands.

In January 2007, we completed the acquisition of 76,000 acres of prime timberland in Wisconsin for $64.5 million. This was our first significant purchase of timberland in more than a decade. The purchase of the Wisconsin timberlands was matched with sales of our own lands, primarily the hybrid poplar tree farm in Boardman, Oregon, for Internal Revenue Code section 1031 like-kind exchange purposes.

In September 2007, we entered into agreements to acquire approximately 179,000 acres of timberland in Idaho for approximately $215 million. We completed the acquisition of the timberland in two separate transactions, with the first closing in September 2007 and the second closing in January 2008.

As discussed above, we expect to use Internal Revenue Code section 1031 like-kind exchanges whenever possible to match sales of our land having values greater than for timberland with acquisitions of land that has strategic benefits to us. For example, the Wisconsin timberland purchase allowed us to utilize a section 1031 like-kind exchange and not be subject to built-in-gains tax on an Arkansas conservation easement sale in December 2006 and the sale of our hybrid poplar tree farm in Boardman, Oregon in May 2007. The sale of the hybrid poplar tree farm is discussed in more detail under the heading, “Discontinued Operations,” on page 7. We also matched a portion of the Idaho land purchase discussed above with sales of land in the fourth quarter of 2007 for section 1031 like-kind exchange purposes, and expect to use the Idaho land purchase for section 1031 like-kind exchanges of land we expect to sell in the first half of 2008.

WOOD PRODUCTS SEGMENT

The Wood Products segment manufactures and markets lumber, plywood and particleboard. These products are sold through our sales offices primarily to wholesalers for nationwide distribution.

To produce these wood products, we own and operate eight manufacturing facilities in Arkansas, Idaho, Michigan and Minnesota. A description of these facilities is included under Item 2 of this report.

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

2007 FORM 10-K   /   5

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

Bleached paperboard is a product used in the high-end segment of the packaging industry due to its strength, brightness and favorable printing and graphic surface features. Our bleached paperboard is processed by our customers into a variety of end products, including folding cartons for health and beauty aids, media and medical products, packaging for liquids and other food products, and paper cups and paper plates.

We also produce and sell bleached softwood market pulp, which is used as the basis for many paper products. We are not among the larger manufacturers of softwood market pulp in the United States. We sold 21% of our Idaho pulp production to our Consumer Products segment in 2007.

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

Our tissue products are manufactured on three machines at our facility in Lewiston, Idaho, as well as one machine at our facility in Las Vegas, Nevada. The tissue is then converted into packaged tissue products at three converting facilities in Lewiston, Las Vegas, and Elwood, Illinois. In 2007, approximately 50% of the pulp we used to make our tissue products was obtained from our Lewiston pulp mill. The remaining portion was purchased on the open market and consisted primarily of hardwood pulp, which enhances the quality of certain grades of tissue.

We are a significant producer of private label household tissue products in the United States. In 2007, we produced approximately 55% of the total private label tissue products sold in grocery stores in the United States. We compete with at least three companies that are much larger than us who sell national brand tissue products, as well as commercial, industrial and private label products. We also compete with other companies that sell regional brand products and commercial, industrial and private label products. Our household tissue products, comprised of facial and bathroom tissues, paper towels and napkins, are packaged to order for retail chains, wholesalers and cooperative buying organizations throughout the United States and, to a lesser extent, Canada. These products are sold to consumers under our customers’ own brand names. We sell a majority of our tissue products to three national grocery store chains. We do not have long-term supply contracts with any of these national chains and the loss of one or more of these customers could have a material adverse effect upon the operating results of the Consumer Products segment.

We sell tissue products to major retail outlets, primarily through brokers. Our principal methods of competing are product quality, customer service and price.

6   /   POTLATCH CORPORATION

DISCONTINUED OPERATIONS

In May 2007, we sold our hybrid poplar tree farm in Boardman, Oregon, for $65 million in cash. We applied a large portion of the proceeds from this sale to our acquisition in the first quarter of 2007 of the Wisconsin timberlands through a tax-efficient section 1031 like-kind exchange. As a result of the sale, we recorded an after-tax charge of $33.0 million in the first half of 2007. The charge represented estimated costs associated with the adjustment of the carrying value of the assets involved in the sale to fair market value, as well as approximately $0.3 million in severance benefits and approximately $0.2 million in transaction and other costs associated with the sale.

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

Information regarding 2007 fee harvests, purchases of wood fiber from third parties and sales of wood fiber to third parties are contained in the table below:

	FEE TIMBER HARVESTED (TONS)*	PURCHASED FIBER (TONS)	TOTAL	TONS SOLD TO THIRD PARTIES
Sawlogs	2,726,000	1,487,000	4,213,000	1,370,000
Pulpwood	1,206,000	992,000	2,198,000	877,000
Total	3,932,000	2,479,000	6,411,000	2,247,000

*	The term “Fee Timber Harvested” refers to timber harvested on properties owned by Potlatch, as distinguished from “Purchased Fiber,” which is purchased from third parties.

In 2007, we harvested fee timber in two regions of the United States: the Northern region, consisting of our Idaho, Minnesota and Wisconsin timberlands; and the Southern region, consisting of our Arkansas timberlands. The following table presents our total 2007 fee timber harvest by region:

	FEE TIMBER HARVESTED (TONS)
	SAWLOGS	PULPWOOD	TOTAL
Northern region	1,818,000	576,000	2,394,000
Southern region	908,000	630,000	1,538,000
Total	2,726,000	1,206,000	3,932,000

In 2007, approximately 384,000 tons of the total 2,479,000 tons of purchased sawlogs and pulpwood were acquired directly from timberlands owned by federal, state and local governments. Wood fiber acquisitions from these sources occur in market transactions at current market prices. We generally do not maintain long-term supply contracts for a significant volume of timber.

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

2007 FORM 10-K   /   7

The volume and value of timber that can be harvested from our lands may be affected by natural disasters such as fire, insect infestation, disease, ice storms, wind storms, floods and other weather conditions and causes. We assume substantially all risk of loss to the standing timber we own from fire and other hazards, as do most owners of timber tracts in the United States, because insuring for such losses is not practicable.

SEASONALITY

Our Resource segment log and pulpwood production is typically lower in the first half of each year, as winter rains in the Southern region and spring thaws in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions, which restrict access to logging sites. Demand for our wood products typically decreases in the winter months when construction activity is slower, and increases in the spring, summer and fall when construction activity is generally higher. Our pulp, paperboard and tissue products are generally not affected by seasonal changes, although a number of our paperboard contracts are renewed at the beginning of each year.

ENVIRONMENTAL

Information regarding environmental matters is included under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 42 of this report.

EMPLOYEES

As of December 31, 2007, we had approximately 3,800 employees. The workforce consisted of approximately 800 salaried, 2,900 hourly and 100 temporary or part-time employees. As of December 31, 2007, approximately 52% of the workforce was covered under collective bargaining agreements.

Hourly union labor contracts expiring in 2008 are set forth below:

CONTRACT EXPIRATION DATE	LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
May 7	Wood Products Division and Resource Division Warren, Arkansas	International Association of Machinists	180
May 31	Wood Products Division Lewiston, Idaho	International Association of Machinists	315
May 31	Pulp and Paperboard Division, Number 4 Power Boiler Lewiston, Idaho	International Association of Machinists	45
June 30	Resource Division, Greenhouse Lewiston, Idaho	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union	15

ITEM 1A.

Risk Factors

Investing in our common stock involves a significant degree of risk. In addition to the REIT-related risk factors discussed below, investors should carefully consider the risks and uncertainties presented under the following captions in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II of this report: “REIT Conversion” and “Factors Influencing Our Results of Operations and Cash Flows,” all of which are incorporated herein by reference.

8   /   POTLATCH CORPORATION

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

2007 FORM 10-K   /   9

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

ITEM 1B.

Unresolved Staff Comments

Not applicable.

10   /   POTLATCH CORPORATION

ITEM 2.

Properties

For information regarding our timberlands, see the discussion under the heading “Resource Segment” on pages 3-4 of this report. Our principal manufacturing facilities at December 31, 2007, which are all owned by us except as noted, together with their respective 2007 annual capacities and production, are as follows:

	CAPACITYA	PRODUCTIONA
WOOD PRODUCTS
Sawmills:
Prescott, Arkansas	180,000 mbf	170,000 mbf
Warren, Arkansas	170,000 mbf	154,000 mbf
Lewiston, Idaho	205,000 mbf	199,000 mbf
St. Maries, Idaho	125,000 mbf	120,000 mbf
Gwinn, Michigan	180,000 mbf	169,000 mbf
Bemidji, Minnesota	105,000 mbf	102,000 mbf
Plywood MillB:
St. Maries, Idaho	175,000 msf	173,000 msf
Particleboard MillC:
Post Falls, Idaho	75,000 msf	64,000 msf

PULP AND PAPERBOARD
Pulp Mills:
Cypress Bend, Arkansas	300,000 tons	296,000 tons
Lewiston, Idaho	545,000 tons	508,000 tons
Bleached Paperboard Mills:
Cypress Bend, Arkansas	325,000 tons	321,000 tons
Lewiston, Idaho	430,000 tons	424,000 tons

CONSUMER PRODUCTS
Tissue Mills:
Lewiston, Idaho	180,000 tons	179,000 tons
Las Vegas, Nevada	35,000 tons	34,000 tons
Tissue Converting Facilities:
Lewiston, Idaho	100,000 tons	95,000 tons
Elwood, IllinoisD	47,000 tons	43,000 tons
Las Vegas, Nevada	50,000 tons	48,000 tons

A	mbf stands for thousand board feet; msf stands for thousand square feet.

B	3/8 inch panel thickness basis.

C	3/4 inch panel thickness basis.

D	The building located at this facility is leased by Potlatch, while the operating equipment located within the building is owned by Potlatch.

2007 FORM 10-K   /   11

ITEM 3.

Legal Proceedings

Beginning in February 2006, a series of private antitrust lawsuits were filed against us and certain other manufacturers of oriented strand board (OSB) by plaintiffs who claim they purchased OSB at artificially high prices. The cases have been consolidated into two Consolidated Amended Class Action Complaints in the United States District Court for the Eastern District of Pennsylvania under the caption In Re OSB Antitrust Litigation, one on behalf of direct purchasers of OSB and the other on behalf of indirect purchasers. The complaints allege that the defendant OSB manufacturers violated federal and state antitrust laws by purportedly conspiring from mid-2002 to the present to drive up the price of OSB. The consolidated indirect purchaser complaint also alleges that defendants violated various states’ unfair competition laws and common law. Each consolidated complaint seeks an unspecified amount of monetary damages to be trebled as provided under the antitrust laws and other relief. The court has ordered that the cases may proceed as class actions. It certified a nationwide class of direct purchasers who bought OSB structural panel products directly from one of the defendants during the period from June 1, 2002 to February 24, 2006. It also certified a nationwide class of indirect purchaser end users who purchased new OSB manufactured or sold by one of the defendants during the same time period; this class excludes persons who only bought OSB that was incorporated into a house or other structure. The claims of the nationwide indirect purchaser class are limited to injunctive relief. However, the court also certified a multistate class of indirect purchasers in 17 states whose members may recover compensation as allowed by state law. We believe we have meritorious defenses to these claims, and we are defending ourselves accordingly. We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004.

On September 28, 2005, Ainsworth notified us by letter of its claims under the indemnification provisions of the asset purchase agreement between us and Ainsworth whereby Ainsworth purchased our OSB facilities. The claims involve alleged breaches of representations and warranties regarding the condition of certain of the assets sold to Ainsworth. In July 2006, Ainsworth filed a complaint for breach of contract in the United States District Court for the Southern District of New York seeking an unspecified amount of monetary damages. The federal court case was subsequently dismissed voluntarily, and Ainsworth refiled its complaint in the Supreme Court of the State of New York for the County of New York on September 21, 2006. We believe we have meritorious defenses to the claim, and we are defending ourselves accordingly.

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information as of March 1, 2008, and for at least the past five years concerning the executive officers of the company is as follows:

Michael J. Covey (age 50), was elected President and Chief Executive Officer, and a director of the company, effective in February 2006, and has served as Chairman of the Board, President and Chief Executive Officer of the company since January 2007. Prior to February 2006, he was employed by Plum Creek Timber Company, Inc., for 23 years, serving as Executive Vice President from August 2001 until December 2005.

12   /   POTLATCH CORPORATION

Eric J. Cremers (age 44), has served as Vice President, Finance and Chief Financial Officer since July 2007. Prior to July 2006, he was employed by Albertsons, Inc. and served as Senior Vice President of Corporate Strategy and Business Development from July 2002 through June 2006.

William R. DeReu (age 41), has served as Vice President, Real Estate, since May 2006. Prior to May 2006, he was employed by Plum Creek Timber Company, Inc., and served as Director, National Land Asset Management Services from February 2006 through April 2006. From December 2002 through February 2006, he was Senior Land Asset Manager, Lake States Region, at Plum Creek.

Robert P. DeVleming (age 55), has served as Vice President, Consumer Products, since October 2004. From May 2003 through October 2004, he was Vice President, Sales, Consumer Products Division. From August 2002 through May 2003, he was Vice President, Tissue Expansion, Consumer Products Division. He has been with the company for 29 years.

Richard K. Kelly (age 60), has served as Vice President, Wood Products, since July 1999. He has been with the company for 32 years.

Pamela A. Mull (age 53), has served as Vice President and General Counsel since March 2006. From July 2006 to July 2007, she was also Corporate Secretary. Prior to March 2006, she served as Associate General Counsel. She has been with the company for 18 years.

Harry D. Seamans (age 54), has served as Vice President, Pulp and Paperboard, since January 2003. He has been with the company for 30 years.

Brent L. Stinnett (age 60), has served as Vice President, Resource Management, since August 2006. Prior to August 2006, he was employed by Plum Creek Timber Company, Inc., and served as Vice President and General Manager of the Gulf South region for Plum Creek from May 2002 through July 2006.

NOTE: The term of office of the officers of the company expires at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

2007 FORM 10-K   /   13

Part II

ITE M 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The company’s common stock is traded on the New York and Chicago Stock Exchanges. The quarterly and yearly high and low sales price per share of our common stock, as reported in the New York Stock Exchange Composite Transactions for 2007 and 2006, as well as regular quarterly distribution payments per share for 2007 and 2006, were as follows:

	2007			2006
QUARTER	HIGH	LOW	DISTRIBUTIONS	HIGH	LOW	DISTRIBUTIONS
1st	$48.65	$43.32	$0.49	$54.26	$34.69	$15.80
2nd	46.47	40.72	0.49	43.17	36.57	0.49
3rd	47.00	38.99	0.49	39.16	33.65	0.49
4th	49.98	41.14	0.51	44.94	36.67	0.49

The high share price for the first quarter of 2006 shown above was prior to the ex-dividend date for a $15.15 per common share special earnings and profit, or E&P, distribution that was paid on March 31, 2006. On February 9, 2006, the date prior to the ex-dividend date with respect to the special E&P distribution, the closing share price of our common stock was $50.35. On February 10, 2006, the ex-dividend date with respect to the special E&P distribution, the closing share price of our common stock was $36.78. A full discussion of our special E&P distribution is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II of this report under the heading “REIT Conversion.”

There were approximately 1,180 stockholders of record at January 31, 2008.

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

14   /   POTLATCH CORPORATION

I TEMS 6, 7, 7A and 8

The information called for by Items 6, 7, 7A and 8, inclusive, of Part II of this form is contained in the following sections of this report at the pages indicated below:

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITE M 9A.

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

Our management, with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

2007 FORM 10-K   /   15

Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

Other Information

None.

16   /   POTLATCH CORPORATION

Part III

ITEM 10.

Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement, to be filed on or about March 26, 2008, for the 2008 annual meeting of stockholders, referred to in this report as the 2008 Proxy Statement, which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement and is incorporated herein by reference.

We have adopted a Corporate Conduct and Ethics Code that applies to all directors and employees. You can find our Corporate Conduct and Ethics Code on our website by going to the following address: www.potlatchcorp.com, selecting “Investor Resources and Corporate Governance,” and then selecting the link for “Corporate Conduct and Ethics Code.” We will post any amendments, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our website. To date, no waivers of the Corporate Conduct and Ethics Code have been considered or granted.

Our board of directors has adopted corporate governance guidelines and charters for the board of directors’ Audit Committee, Executive Compensation and Personnel Policies Committee, and Nominating and Corporate Governance Committee. You can find these documents on our website by going to the following address: www.potlatchcorp.com, selecting “Investor Resources and Corporate Governance,” and then selecting the appropriate link.

You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

Potlatch Corporation

Attention: Corporate Secretary

601 West 1st Ave., Suite 1600

Spokane, Washington 99201

Telephone: (509) 835-1500

The Audit Committee of our board of directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. As of December 31, 2007, the members of that committee were Boh A. Dickey (Chair), Ruth Ann M. Gillis, Jerome C. Knoll, and Gregory L. Quesnel. The board of directors has determined that Mr. Dickey is an “audit committee financial expert” and that he and all of our Audit Committee members are “independent” as defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange.

ITEM 11.

Executive Compensation

Information set forth under the heading “Compensation Discussion and Analysis” in the 2008 Proxy Statement is incorporated herein by reference.

2007 FORM 10-K   /   17

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading “Stock Ownership” in the 2008 Proxy Statement is incorporated herein by reference.

The following table provides certain information as of December 31, 2007, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS[1]	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	1,180,330	$25.08	1,045,599
Equity compensation plans not approved by security holders	—	—	—
Total	1,180,330	$25.08	1,045,599

[1]

Includes 633,491 performance shares and 37,555 restricted stock units (RSUs), which are the maximum number of shares that could be awarded under the performance share and RSU programs, not including future dividend equivalents. Performance shares and RSUs are not included in the weighted average exercise price calculation.

ITEM 13.

Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions that are required to be reported.

The information required by this item regarding director independence is included under the heading, “Board of Directors,” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.

Principal Accounting Fees and Services

Information set forth under the heading “Fees Paid to Independent Auditor in 2007 and 2006” in the 2008 Proxy Statement is incorporated herein by reference.

18   /   POTLATCH CORPORATION

PART IV

ITEM 15.

Exhibits and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 21 of this report.

FINANCIAL STATEMENT SCHEDULES

Our financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 21 of this report.

EXHIBITS

Exhibits are listed in the Exhibit Index on pages 84-87 of this report.

2007 FORM 10-K   /   19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCH CORPORATION

(Registrant)

By	/S/ MICHAEL J. COVEY
Michael J. Covey
Chairman of the Board, President and Chief Executive Officer

Date: February 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2008, by the following persons on behalf of the registrant in the capacities indicated.

BY	/S/ MICHAEL J. COVEY	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Michael J. Covey

BY	/S/ ERIC J. CREMERS	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
Eric J. Cremers

BY	/S/ TERRY L. CARTER	Controller (Principal Accounting Officer)
Terry L. Carter

	*	Director
Boh A. Dickey

	*	Director
William L. Driscoll

	*	Director
Ruth Ann M. Gillis

	*	Director
Jerome C. Knoll

	*	Director
John S. Moody

	*	Director
Lawrence S. Peiros

	*	Director
Gregory L. Quesnel

	*	Director
Michael T. Riordan

	*	Director
Judith M. Runstad

	*	Director
Dr. William T. Weyerhaeuser

*By	/S/ MICHAEL S. GADD
Michael S. Gadd (Attorney-in-fact)

20   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedules

The following documents are filed as part of this report:

PAGE NUMBER
Selected Financial Data	22

Management’s Discussion and Analysis of Financial Condition and Results of Operations	23–43

Consolidated Financial Statements:
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	46
Consolidated Balance Sheets at December 31, 2007 and 2006	47
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	48
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	49
Summary of Principal Accounting Policies	50–56
Notes to Consolidated Financial Statements	57–80
Reports of Independent Registered Public Accounting Firm	81–82

Schedules:
II. Valuation and Qualifying Accounts	83
All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

2007 FORM 10-K   /   21

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Selected Financial Data

(Dollars in thousands – except per-share amounts)

	2007	2006	2005	2004	2003
Revenues	$1,654,021	$1,599,228	$1,495,930	$1,352,643	$1,191,455
Earnings (loss) from continuing operations	93,154	156,046	36,260	17,360	(1,129)
Net earnings	56,432	139,110	32,964	271,249	50,727
Working capital	49,252	160,255	255,256	254,409	305,627
Current ratio	1.2 to 1	1.8 to 1	2.7 to 1	2.7 to 1	2.8 to 1
Long-term debt (including current portion)	$321,510	$327,631	$335,454	$336,522	$618,785
Stockholders’ equity	578,336	577,859	705,148	671,389	470,851
Long-term debt to stockholders’ equity ratio	0.6 to 1	0.6 to 1	0.5 to 1	0.5 to 1	1.3 to 1
Capital expenditures[1]	$90,072	$51,432	$95,083	$40,479	$67,715
Total assets	1,517,204	1,457,607	1,628,177	1,594,066	1,596,916
Basic earnings (loss) from continuing operations per common share	$2.38	$4.28	$1.25	$0.59	$(0.04)
Basic net earnings per common share	1.44	3.81	1.13	9.23	1.77
Average common shares outstanding (in thousands)	39,094	36,465	29,120	29,397	28,706
Diluted earnings (loss) from continuing operations per common share	$2.37	$4.26	$1.24	$0.59	$(0.04)
Diluted net earnings per common share	1.43	3.79	1.13	9.19	1.77
Average common shares outstanding, assuming dilution (in thousands)	39,384	36,672	29,252	29,515	28,718
Distributions/Dividends per common share[2]	$1.98	$17.27	$0.60	$3.10	$0.60

[1]

Included in capital expenditures for 2007 are $14.5 million and $35.3 million related to the acquisitions of approximately 76,000 acres of timberland in Wisconsin and 145,000 acres of timberland in Idaho, respectively. The remaining balance of cash expended in 2007 of approximately $43.5 million for the Wisconsin timberlands and approximately $118.8 million for the Idaho timberlands is included in “Deposits on timberlands” on our Consolidated Statements of Cash Flows and is not included in the capital expenditures balance above.

[2]

Distributions for 2006 included a special E&P distribution of $15.15 per common share, paid with a combination of cash and shares of the company’s common stock. Dividends for 2004 included a special cash dividend of $2.50 per common share.

Certain amounts for 2003 through 2006 have been reclassified to conform to the 2007 presentation.

22   /   POTLATCH CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Potlatch is a real estate investment trust, or REIT, that owns and manages approximately 1.7 million acres of timberlands located in Arkansas, Idaho, Minnesota, and Wisconsin. We are also engaged in the production of commodity wood products and bleached pulp products.

As of December 31, 2007, our business was organized into five segments:

•

The Resource segment consists of substantially all of our timberlands, as well as those assets necessary to manage these timberlands. The primary business of the segment is the management of our timberlands to optimize the value of all possible revenue producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include, but are not limited to, planting trees, harvesting trees, building and maintaining roads, development of management plans and recreation lease management. In 2007, Resource segment revenues were $296.8 million, representing approximately 16% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $170.8 million in 2007.

In January 2007, we completed the acquisition of 76,000 acres of prime timberland in Wisconsin for $64.5 million. This was our first significant purchase of timberland in more than a decade. The purchase of the Wisconsin timberlands was matched with sales of our own lands, primarily the hybrid poplar tree farm in Boardman, Oregon, for Internal Revenue Code section 1031 like-kind exchange purposes.

In September 2007, we entered into agreements to acquire approximately 179,000 acres of timberland in Idaho for approximately $215 million. We completed the acquisition of the timberland in two separate transactions, with the first closing in September 2007 and the second closing in January 2008.

•

The Real Estate segment, formerly known as the Land Sales and Development segment, consists of the sale of selected non-strategic timberland real estate, including sales of land for higher and better use purposes, and the acquisition of timberlands. Results for this segment depend on the timing of closing of transactions for those non-strategic property sales. This segment also engages in land development activities through Potlatch TRS. Real Estate segment net revenues for 2007 were $24.1 million, which represented approximately 1% of our net revenues from continuing operations. The segment did not have intersegment revenues in 2007.

•

The Wood Products segment manufactures lumber, plywood and particleboard at eight mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment net revenues were $464.6 million in 2007, representing approximately 25% of our revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $20.1 million in 2007.

•

The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment net revenues were $670.6 million in 2007, representing approximately 35% of our revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $55.8 million in 2007.

2007 FORM 10-K   /   23

•

The Consumer Products segment manufactures tissue products primarily sold on a private label basis to major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and one additional converting facility located in Illinois. Consumer Products segment net revenues were $444.7 million in 2007, representing approximately 23% of our revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $0.1 million in 2007.

In May 2007, we sold our hybrid poplar tree farm in Boardman, Oregon, for $65 million in cash. We applied a large portion of the proceeds from this sale to our acquisition in the first quarter of 2007 of 76,000 acres of timberlands in Wisconsin through a tax-efficient Internal Revenue Code section 1031 like-kind exchange. Our consolidated financial statements and this discussion reflect the classification of the Boardman operation as discontinued operations for all periods presented.

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

As a REIT, generally we are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. We increased our regular quarterly distributions from an average of approximately $4.4 million in 2005 to an average of approximately $19.0 million in 2006 and approximately $20.0 million in the fourth quarter of 2007. Distributions are determined and declared by the board of directors based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations and borrowing capacity. Consequently, the level of future distributions to our stockholders may fluctuate, and any reduction in the distribution rate may adversely affect our stock price.

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

24   /   POTLATCH CORPORATION

March 31, 2006. The special E&P distribution, with an aggregate value of approximately $445 million, consisted of $89 million in cash and approximately 9.1 million shares of Potlatch common stock valued at $356 million.

Although as a REIT our taxes are significantly lower than those of a C corporation, if during the ten year period following the REIT conversion we sell any property not transferred to Potlatch TRS, other than through the utilization of an Internal Revenue Code section 1031 like-kind exchange or other than the sale of standing timber pursuant to a timber cutting contract, we will be subject to a corporate level federal income tax at the highest regular corporate rate on an amount equal to the excess of (i) the fair market value of the disposed property as of January 1, 2006, over (ii) our adjusted income tax basis in such property as of that date.

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

FACTORS INFLUENCING OUR RESULTS OF OPERATIONS AND CASH FLOWS

The operating results of our timberlands and manufacturing businesses have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in harvest levels from our timberlands, competition, the efficiency and level of capacity utilization of our manufacturing operations, changes in our principal expenses, such as wood fiber and energy costs, and changes in the production capacity of our manufacturing operations as a result of major capital spending projects, asset dispositions or acquisitions and other factors.

Our results of operations and cash flows can be materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors affecting demand, such as changes in economic conditions, construction activity levels, interest rates, population growth and weather conditions, as well as changes in timber supply and other factors. All of these factors can vary by region and by timber type, such as saw logs or pulpwood logs. In 2007, the overall price for our timber was up approximately 7% over 2006. In 2008, we expect overall pricing for our timber to decline by approximately 10%.

Our results of operations and cash flows are also affected by changes in timber availability at the local and national level. Increases in timber supply could adversely affect the prices that we receive for timber. Our timberland ownership is currently concentrated in Arkansas, Idaho, Minnesota and Wisconsin. In Arkansas and Minnesota, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. In Idaho, where a greater proportion of timberland is publicly owned, any substantial increase in timber harvesting from these lands could significantly reduce timber prices, which could harm our results of operations. For more than twenty years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the United States forest products industry, particularly in the West. Any reversal of policy that substantially increases public timber sales could have a materially adverse effect on our results of operations and cash flows. On a local level, timber supplies can fluctuate depending upon factors such as changes in

2007 FORM 10-K   /   25

weather conditions and harvest strategies of local forest products industry participants, as well as occasionally high timber salvage efforts due to unusual pest infestations or fires.

Changes in harvest levels on our timberlands also may have a significant impact on our results of operations, due in part to the low cost basis of much of our timber from timberlands that we acquired many years ago. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. In 2007, the overall harvest from our timberlands was 3.9 million tons. Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland acquisitions and sales, we expect the overall timber harvest from our lands in 2008 to be between 4.2 million and 4.4 million tons, increasing to a range of 4.9 million to 5.3 million tons by 2010.

On a short-term basis, our timber harvest levels may be impacted by factors such as demand for timber and harvesting capacity. For example, in 2006 we deferred a portion of our planned timber harvest in our Southern region due to weak markets. In 2007, however, due to rebounding prices, we significantly increased the harvest from our Southern region timberlands, primarily to offset the 2006 deferred harvest. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands, such as the Idaho timberlands discussed above and the Wisconsin timberlands purchased in early 2007, and sales of existing timberlands. In addition to timberland acquisitions and sales, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.

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

The markets for our products are highly competitive, and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Logs and other fiber from our timberlands, as well as our wood products, are subject to competition from timberland owners and wood products manufacturers in North America and to a lesser extent in South America, Europe, Australia and New Zealand. Our pulp-based products, other than tissue products, are globally traded commodity products. Because our competitors in these segments are located throughout the world, variations in exchange rates between the U.S. dollar and other currencies can significantly affect our competitive position compared to our international competitors. Since it is generally not profitable to sell tissue products overseas due to high transportation costs, and we do not sell a significant amount of tissue to Canada, currency exchange rates do not have a major effect on our ability to compete in our tissue business.

Our manufacturing businesses are capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors may currently be lower-cost producers in

26   /   POTLATCH CORPORATION

some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases. In 2007, temporary downtime was taken due to an inability to cover variable costs at our Prescott and Warren, Arkansas, lumber mills, which both took approximately three weeks of downtime in the fourth quarter. Our Post Falls, Idaho, particleboard facility also took approximately two weeks of downtime during 2007 to reduce inventories. In 2006, temporary downtime was taken due to an inability to cover variable costs at our Prescott, Arkansas, lumber mill, which took approximately four weeks of downtime in the third quarter and our Warren, Arkansas, lumber mill, which took approximately three and six weeks of downtime in the third and fourth quarters, respectively. Following the 2006 downtime, both lumber mills began operating two shifts a day, compared to three shifts a day prior to the downtime. In addition to the Prescott and Warren downtime, our Gwinn, Michigan lumber mill and our Post Falls, Idaho particleboard facility took two weeks and one week of downtime, respectively, during 2006 to reduce inventories. No downtime was taken at any of our facilities in 2005 due to an inability to cover variable costs. However, downtime was taken during 2005 at our Gwinn, Michigan lumber facility and our Post Falls particleboard facility to reduce inventories. The profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results can be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

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

The disparity between the cost of wood fiber harvested from our timberlands and the cost of wood fiber purchased on the open market is due to the fact that the capitalized costs to establish most of our fee timber were expended many years ago. The initial stand establishment costs remain as a capitalized asset until the timber reaches maturity, which typically ranges from 30 to 60 years. Ongoing forest management costs include recurring items necessary to the ownership and administration of timber producing property and are expensed as incurred. The cost of purchased wood fiber is significantly higher due to the fact that the wood fiber being purchased from third parties is purchased at the current market price.

Changes in our timberland holdings and manufacturing capacity, primarily as a result of capital spending programs or asset purchases and dispositions, have affected our results of operations in recent periods. In May 2005, we purchased a lumber mill in Gwinn, Michigan. In January 2007, we purchased approximately 76,000 acres of timberlands in Wisconsin. In May 2007, we completed the sale of our hybrid poplar tree farm in Boardman, Oregon. In September 2007, we entered into agreements to

2007 FORM 10-K   /   27

acquire approximately 179,000 acres of timberland in Idaho. We completed the acquisition of the timberland in two separate transactions, with the first closing in September 2007 and the second closing in January 2008. These changes have affected or will affect our levels of net revenues and expenses, as well as the comparability of our operating results from period to period.

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

Among the reasons for our REIT conversion is that we will be better able to compete for acquisitions of timberlands against other entities that use tax-efficient structures. It is uncertain whether any timberland acquisitions we make will perform in accordance with our expectations. In addition, we anticipate financing acquisitions through Internal Revenue Code section 1031 like-kind exchanges, cash from operations, borrowings under our credit facility or proceeds from equity or debt offerings. Our inability to finance future acquisitions on favorable terms or the failure of any acquisition to perform as we expect could harm our results of operations.

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are discussed on pages 50-56 of this report. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported financial position and operating results of the company. Management believes the accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

Long-lived assets.  Due to the capital-intensive nature of our business, a significant portion of our total assets are invested in our timber and timberlands and our manufacturing facilities. Also, the cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-lived assets are a material component of our financial position with the potential for material change in valuation if assets are determined to be impaired. We account for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs (revenues, costs and capital spending) are subject to frequent change for many different reasons, including the reasons previously described above under “Factors Influencing our Results of Operations and Cash Flows.” Because of the number of variables involved, the interrelationship between the variables and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions, and operations are reviewed, as appropriate, for impairment using the most current data available. To date, this process has not resulted in an impairment charge for any of our assets associated with our continuing operations.

Timber and timberlands.  Timber and timberlands are recorded at cost, net of depletion. Expenditures for reforestation, including all costs related to stand establishment, such as site preparation, costs of seeds or seedlings and tree planting, are capitalized. Expenditures for forest management, consisting of regularly recurring items necessary to the ownership and administration of our timber and timberlands, are accounted for as current operating expense. Our depletion is determined based on costs capitalized and the related current estimated recoverable timber volume. Recoverable volume does not include anticipated future growth, nor are anticipated future costs considered.

28   /   POTLATCH CORPORATION

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

Restructuring charges and discontinued operations.  In January 2007, we recorded a charge for a restructuring of our Resource segment. On March 30, 2007, we entered into a definitive agreement to sell our hybrid poplar tree farm in Boardman, Oregon. The sale was completed in the second quarter of 2007. These events required us to record estimates of liabilities for employee benefits and other costs at the time of the events. In making these judgments, we considered contractual obligations, legal liabilities and possible incremental costs incurred as a result of restructuring transactions to determine liability. Our estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences.

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

Pension and postretirement employee benefits.    The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the discount rate applied to pension plan obligations and the rate of return on plan assets. For other postretirement employee benefit, or OPEB, plans, which provide certain health care and life insurance benefits to qualified retired employees, critical assumptions in determining OPEB expense are the discount rate applied to benefit obligations and the assumed health care cost trend rates used in the calculation of benefit obligations.

2007 FORM 10-K   /   29

Note 12 to the consolidated financial statements on pages 65-71 includes information for the three years ended December 31, 2007, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2007 and 2006.

The discount rate used in the determination of pension benefit obligations and pension expense is a weighted average benchmark rate based on high-quality fixed income investment interest rates, as well as the amount and timing of expected benefit payments. At December 31, 2007, we calculated obligations using a 6.40% discount rate. The discount rates used at December 31, 2006 and 2005 were 5.85% and 5.60%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The assumed long-term rates of return on pension plan assets used for the years ended December 31, 2007, 2006 and 2005 were 9.0%, 9.5% and 9.5%, respectively. Over the past 30 years, the period we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 11%.

Total periodic pension plan income in 2007 was $8.3 million. An increase in the discount rate or the expected return on plan assets, all other assumptions remaining the same, would increase pension plan income, and conversely, a decrease in either of these measures would decrease plan income. As an indication of the sensitivity that pension income has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan income by approximately $1.4 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan income by approximately $1.7 million. The actual rates on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.

No minimum contributions to our qualified pension plans are estimated for 2008 due to the funded status of those plans at December 31, 2007. However, we estimate contributions will total approximately $1.7 million in 2008 to our non-qualified pension plan. We do not anticipate funding our postretirement employee benefit plans in 2008 except to pay benefit costs as incurred during the year by plan participants.

For our OPEB plans, expense for 2007 was $19.3 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 6.40% at December 31, 2007, and 5.85% and 5.60% at December 31, 2006 and 2005, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2007 was a 10% increase over the previous year, with the rate of increase scheduled to decline one percent annually to a long-term ultimate rate increase assumption of 6% for 2011 and thereafter.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.5 million. A 1% change in the assumption for health care cost trend rates would have affected 2007 plan expense by approximately $1.6 – $1.9 million and the total postretirement employee obligation by approximately $21.4 – $25.0 million, as reported in Note 12 on page 70. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income. The expense is allocated to all business segments. In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” long-term assets are recorded at December 31, 2007 and 2006, for overfunded plans and liabilities are recorded at December 31, 2007 and 2006, for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 on pages 65-71 for further discussion.

30   /   POTLATCH CORPORATION

RESULTS OF OPERATIONS

At December 31, 2007, our business was organized into five reporting segments: Resource, Real Estate, Wood Products, Pulp and Paperboard, and Consumer Products. Sales or transfers between segments are recorded as intersegment revenues based on prevailing market prices. Because of the role of the Resource segment in supplying our manufacturing segments with wood fiber, intersegment revenues represented a significant portion of the Resource segment’s total revenues in 2007. Intersegment revenues represent a substantially smaller percentage of revenues for our other segments.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” sections below, each segment’s revenues are presented before elimination of intersegment revenues.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

The following table sets forth year-to-year changes in items included in our Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2007 and 2006.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2007	2006	INCREASE (DECREASE)
Revenues	$1,654,021	$1,599,228	$54,793
Costs and expenses:
Depreciation, depletion and amortization	80,084	79,786	298
Materials, labor and other operating expenses	1,365,191	1,332,701	32,490
Selling, general and administrative expenses	90,488	90,529	(41)
Restructuring charge	2,653	—	2,653
Income from Canadian lumber settlement	—	39,320	(39,320)
Earnings from continuing operations before interest and taxes	115,605	135,532	(19,927)
Interest expense	(30,710)	(29,120)	(1,590)
Debt retirement costs	—	53	(53)
Interest income	2,282	1,876	406
Benefit for taxes	(5,977)	(47,705)	41,728
Earnings from continuing operations	93,154	156,046	(62,892)
Discontinued operations, net of tax	(36,722)	(16,936)	(19,786)
Net earnings	$56,432	$139,110	$(82,678)
Other comprehensive income, net of tax	3,399	—	3,399
Comprehensive income	$59,831	$139,110	$(79,279)

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Revenues—Total revenues from continuing operations of $1.65 billion for the year ended December 31, 2007, were $54.8 million higher than the $1.60 billion recorded for the same period in 2006. Resource segment revenues were $126.0 million for 2007, compared to $105.7 million for 2006. The higher revenues were due to increased sales of logs to external customers for our Northern and Southern regions and higher log selling prices for our Southern region. Real Estate revenues were $24.1 million in 2007, $10.5 million higher than in 2006 due to increased sales in 2007 of properties identified as non-strategic through our stratification process. Revenues for Wood Products were $444.5 million for 2007, compared to $481.0 million for

2007 FORM 10-K   /   31

2006. The decrease was largely attributable to lower selling prices and decreased shipments of lumber, which were largely the result of the generally poor housing market in 2007. The decreased lumber shipments were primarily at our Prescott and Warren, Arkansas, sawmills, which reduced their daily operations from three shifts to two shifts beginning in the fourth quarter of 2006. Pulp and Paperboard revenues increased to $614.8 million for 2007, compared to $562.1 million for 2006, primarily due to higher pulp and paperboard selling prices and increased shipments of pulp to external customers. Consumer Products revenues were $444.6 million in 2007, a slight increase compared to revenues of $436.8 million in 2006 due to higher selling prices in 2007, which were mostly offset by decreased shipments of consumer tissue products.

Depreciation, depletion and amortization—For the year ended December 31, 2007, depreciation, depletion and amortization expenses of $80.1 million were relatively unchanged compared to $79.8 million in 2006.

Materials, labor and other operating expenses—Materials, labor and other operating expenses were $1.37 billion for 2007, compared to $1.33 billion recorded in 2006. The increase was due primarily to higher wood fiber costs for the Pulp and Paperboard segment, higher pulp costs for the Consumer Products segment, costs associated with increased plywood and pulp shipments, and additional expenses associated with increased fee timber harvests for our Resource segment. Decreased shipments of lumber and consumer tissue products, lower log costs for the Wood Products segment and fewer outside logs purchased by the Resource segment partially offset the unfavorable comparison.

Selling, general and administrative expenses—For the year ended December 31, 2007, selling, general and administrative expenses were $90.5 million, which was virtually unchanged from the amount recorded in 2006.

Restructuring charge—In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. A reduction to this charge of $0.1 million was recorded in the third quarter of 2007. The charge represented estimated severance benefit costs for 35 employees. As of December 31, 2007, all amounts related to this charge had been paid.

Income from Canadian lumber settlement—We received $39.3 million in the fourth quarter of 2006 associated with the negotiated settlement of the softwood lumber trade dispute between the United States and Canada. The $39.3 million represented our total pro rata share of $500 million that was distributed to members of the Coalition for Fair Lumber Imports, of which we are a member.

Interest expense—Interest expense totaled $30.7 million for 2007, compared to $29.1 million for 2006. The increase was due largely to interest expense in the fourth quarter of 2007 related to short-term borrowings under our unsecured bank credit facility revolving line of credit that were used to fund a portion of the purchase of 145,000 acres of Idaho timberlands for approximately $163 million in September 2007.

Interest income—For the year ended December 31, 2007, interest income was $2.3 million, compared to $1.9 million recorded for 2006. The increase was primarily due to a higher average cash and short-term investments balance for 2007.

Benefit for taxes—For the year ended December 31, 2007, an income tax benefit of $6.0 million related to continuing operations was recorded, compared to an income tax benefit of $47.7 million recorded for 2006. The income tax benefit for 2007 included a $3.9 million favorable adjustment for final determination of amounts owed to the IRS for the years 1995-2004, combined with a pre-tax operating loss for Potlatch TRS. Excluding this adjustment, our income tax benefit for 2007 was $2.1 million, primarily due to the pre-tax loss for Potlatch TRS. The income tax benefit for 2006 was largely due to the reversal of $56.5 million in timber-related deferred tax liabilities that were no longer necessary as a result of our REIT conversion. Excluding these tax benefits, we recorded an income tax provision of $8.8 million in 2006, primarily due to pre-tax income for Potlatch TRS. Compared to 2007, the effective tax rate for 2006 was higher due primarily to $39.3 million of pre-tax TRS income received in 2006 in association with the negotiated settlement of the softwood lumber trade dispute between the United States and Canada.

32   /   POTLATCH CORPORATION

Earnings from continuing operations—In 2007, we recorded earnings from continuing operations of $93.2 million, compared to $156.0 million for 2006. The unfavorable comparison was due to the fact that 2006 results included the reversal of deferred tax liabilities and income from the Canadian lumber settlement, as discussed above, partially offset by higher earnings for our Pulp and Paperboard and Real Estate segments in 2007.

Discontinued operations—For the year ended December 31, 2007, we recorded an after-tax loss of $33.0 million related to sale of our Boardman, Oregon, hybrid poplar tree farm, which was completed during the second quarter. Excluding the loss on disposal, the Boardman operation recorded an after-tax operating loss of $3.7 million for 2007, compared to a loss of $16.9 million for 2006.

Other comprehensive income, net of tax—Beginning in 2007, due to our adoption of SFAS No. 158, we are required to record comprehensive income or loss related to our defined benefit pension and other postretirement employee benefit plans for each reporting period when net gains or losses, or prior service costs or credits existing at the date of initial application of the Statement, are amortized as components of net periodic pension cost. In addition, we are required to record increases or decreases in other comprehensive income that result from the recognition of additional net gains or losses, or prior service costs or credits that arise during the year. As a result, we recorded other comprehensive income, net of tax, of $3.4 million for 2007.

DISCUSSION OF BUSINESS SEGMENTS

The Resource segment reported operating income of $81.8 million for the year ended December 31, 2007, compared to $81.3 million for the year ended December 31, 2006. Segment revenues were $296.8 million for 2007, compared to $285.2 million for 2006. The higher revenues were due primarily to increased overall log sales volumes in our Northern region and higher log selling prices in our Southern region, partially offset by lower log selling prices in the Northern region and fewer logs sold to our manufacturing facilities. Expenses for the segment were $215.0 million in 2007, compared to $203.9 million in 2006. The higher expenses were primarily due to costs associated with a significant increase in fee timber harvested in our Southern region and a pre-tax restructuring charge of $2.7 million recorded in 2007, partially offset by fewer outside logs purchased by the Southern region in 2007. Prior to 2007, the Resource segment purchased logs from third parties that were then sold to our Pulp and Paperboard segment and, to a lesser extent, our Wood Products segment. During 2007, these segments began directly purchasing logs from the outside, resulting in lower Resource segment revenues before elimination of intersegment revenues on a comparable basis with 2006, offset by a corresponding decrease in intersegment revenues, and lower outside log costs for the Resource segment.

The Real Estate segment reported operating income of $17.3 million for 2007, compared to operating income of $11.9 million for 2006. Revenues for the segment were $24.1 million in 2007, compared to $13.6 million in 2006. The higher revenues in 2007 for the segment were due to increased sales of properties identified as non-strategic through our stratification process. A total of 16,175 acres of land were sold in 2007 at an average price of $1,491 per acre, compared to 3,159 acres of land and 17,572 acres of conservation easements sold in 2006 at average prices of $1,832 and $446 per acre, respectively. The higher price per acre for fee lands sold in 2006 was due to a larger percentage of higher-valued higher and better use-type lands sold versus a larger percentage of non-core lands sold in 2007. Results for the segment depend on the timing of closing of transactions for properties we identify as having higher and better use values. As a result of our assessment of our lands, which was completed in late 2006, we identified 250,000 to 300,000 acres of our land as having values that are potentially greater than for timberland. Sales of these lands are expected to occur within the next ten years, with the goal of utilizing like-kind exchange transactions for tax efficiency, thus maximizing cash flows. Therefore, we attempt to schedule closings of both sales and acquisitions, if possible, to occur at times when they would be most beneficial for tax efficiency. Real Estate segment expenses were $6.8 million in 2007, compared to $1.7 million for the same period in 2006. The increased expenses were due to costs associated with the additional sales of land in 2007, some of which were recently acquired lands with a higher cost basis.

2007 FORM 10-K   /   33

The Wood Products segment reported operating income of $1.9 million for 2007, compared to $39.5 million recorded for 2006, which included $39.3 million of income associated with the negotiated settlement of the Canadian softwood lumber agreement. Revenues for the segment were $464.6 million, compared to $497.0 million for 2006. Lumber revenues were $342.9 million in 2007, down from $377.6 million for the same period in 2006. Revenues were lower due to lower overall selling prices and decreased shipments, which were largely the result of the generally poor housing market in 2007 and were partially offset by strong markets for our cedar lumber products. The decreased lumber shipments were primarily at our Prescott and Warren, Arkansas, lumber mills, which reduced their daily operations from three shifts to two shifts in the fourth quarter of 2006. Plywood revenues were $55.3 million for 2007, relatively unchanged from $55.1 million recorded for 2006 as increased shipments were offset by lower selling prices. Particleboard revenues were $19.9 million for 2007, compared to $20.4 million for 2006. The slightly lower particleboard revenues were due to decreased shipments. “Other” revenues for the segment, which consisted primarily of the sale of by-products such as chips, were $46.5 million for 2007, compared to $43.9 million for 2006. The increase was primarily due to increased chip sales from our St. Maries and Lewiston, Idaho lumber mills. Segment expenses were $462.7 million in 2007, versus $496.9 million in 2006. The decrease in expenses was primarily due to decreased lumber shipments and lower log costs.

The Pulp and Paperboard segment reported operating income of $44.3 million for 2007, compared to $23.6 million for 2006. Revenues for the segment were $670.6 million for 2007, versus $614.2 million for 2006. Paperboard revenues were $567.8 million in 2007, compared to $535.8 million in 2006. The increase was due to higher selling prices and a slight increase in shipments. Pulp revenues were $101.8 million for 2007, $24.5 million higher than the $77.3 million recorded in 2006. The increase in pulp revenues was due to higher selling prices and increased shipments. Expenses for the segment were $626.4 million for 2007, compared to $590.6 million for 2006. The increased expenses were due primarily to significantly higher wood fiber costs and costs associated with increased pulp shipments. The higher wood fiber costs were largely attributable to very high chip and sawdust prices for our Lewiston, Idaho, pulp and paperboard operation in 2007 resulting mainly from sawmill curtailments in the West.

The Consumer Products segment reported operating income of $19.2 million for 2007, versus $27.3 million for 2006. Revenues for the segment were $444.7 million in 2007, compared to $436.9 million in 2006. The higher revenues for 2007 were due to selling a better mix of higher value finished goods and selling fewer unconverted, bulk parent rolls. Segment expenses were $425.5 million for 2007, compared to $409.6 million for 2006. Higher pulp costs were responsible for the increased segment expenses and were partially offset by decreased shipments.

34   /   POTLATCH CORPORATION

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

The following table sets forth year-to-year changes in items included in our Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2006 and 2005.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2006	2005	INCREASE (DECREASE)
Revenues	$1,599,228	$1,495,930	$103,298
Costs and expenses:
Depreciation, depletion and amortization	79,786	78,342	1,444
Materials, labor and other operating expenses	1,332,701	1,253,002	79,699
Selling, general and administrative expenses	90,529	85,003	5,526
Income from Canadian lumber settlement	39,320	—	39,320
Earnings from continuing operations before interest and taxes	135,532	79,583	55,949
Interest expense	(29,120)	(29,045)	(75)
Debt retirement costs	53	—	53
Interest income	1,876	2,506	(630)
Provision (benefit) for taxes	(47,705)	16,784	(64,489)
Earnings from continuing operations	156,046	36,260	119,786
Discontinued operations, net of taxes	(16,936)	(3,296)	(13,640)
Net earnings	$139,110	$32,964	$106,146
Other comprehensive loss, net of tax	—	(720)	720
Comprehensive income	$139,110	$32,244	$106,866

Certain amounts have been reclassified to conform to the 2007 presentation.

Revenues—For the year ended December 31, 2006, revenues increased 7%, to $1.60 billion, from $1.50 billion for the year ended December 31, 2005. Resource revenues increased to $105.7 million, compared to $99.8 million for 2005. The increased revenues were due primarily to increased sales of logs from our Northern region to external customers. Real Estate revenues were $13.6 million for 2006, $12.9 million less than the $26.5 million recorded for 2005 due to fewer strategic land sales. Wood Products revenues were $481.0 million for 2006, compared to $478.9 million for 2005. Pulp and Paperboard segment revenues were $562.1 million for the year ended December 31, 2006, $39.7 million more than 2005 revenues of $522.4 million due to increased shipments of paperboard and higher selling prices for paperboard and pulp to external customers. Consumer Products segment revenues increased to $436.8 million from $368.3 million due to higher selling prices and increased shipments of consumer tissue products.

Depreciation, depletion and amortization—For the year ended December 31, 2006, depreciation, depletion and amortization totaled $79.8 million, compared to $78.3 million recorded in 2005. The increase was primarily due to increased depletion expense in Idaho and a full year of depreciation related to the Gwinn, Michigan, lumber mill acquired in May 2005.

Materials, labor and other operating expenses—Materials, labor and other operating expenses increased to $1.33 billion for 2006, $79.7 million higher than $1.25 billion recorded for 2005. The higher costs were due primarily to increased lumber, plywood, paperboard and consumer tissue shipments, higher wood fiber, maintenance and freight costs for the Pulp and Paperboard segment, and higher pulp, freight and packaging costs for the Consumer Products segment.

2007 FORM 10-K   /   35

Selling, general and administrative expenses—Selling, general and administrative expenses were $90.5 million for 2006, compared to $85.0 million for 2005. The increase was primarily due to higher compensation, bad debt and consulting expenses in 2006.

Income from Canadian lumber settlement—As previously discussed, we received $39.3 million in the fourth quarter of 2006 associated with the negotiated settlement of the softwood lumber trade dispute between the U.S. and Canada.

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

Provision (benefit) for taxes—For the year ended December 31, 2006, we recorded an income tax benefit of $47.7 million related to continuing operations. The tax benefit was largely due to the reversal of $56.5 million in timber-related deferred tax liabilities that were no longer necessary as a result of our REIT conversion. Excluding these tax benefits, we recorded an income tax provision of $8.8 million, primarily due to pre-tax income for Potlatch TRS. Our effective tax rate for Potlatch TRS in 2006 was 39.0%. For the year ended December 31, 2005, we recorded an income tax provision of $16.8 million related to continuing operations.

Earnings from continuing operations—We recorded earnings from continuing operations of $156.0 million for the year ended December 31, 2006, compared to $36.3 million for 2005. The tax benefit discussed above, better results for the Pulp and Paperboard, Consumer Products and Resource segments, and the income received in association with the Canadian lumber agreement were primarily responsible for the higher earnings in 2006.

Discontinued operations—For 2006, we reported an after-tax operating loss of $16.9 million from discontinued operations, which was all related to our former hybrid poplar tree farm. In 2005, the tree farm recorded an after-tax operating loss of $3.3 million.

Other comprehensive loss, net of tax—For the year ended December 31, 2005, we recorded an other comprehensive loss, net of tax, of $0.7 million due to an increase in our minimum pension liability, which was due primarily to a change in the discount rate from 5.90% to 5.60%. There was no other comprehensive income recorded in 2006.

DISCUSSION OF BUSINESS SEGMENTS

The Resource segment reported operating income of $81.3 million for 2006, compared to $61.8 million for 2005. Segment revenues were $285.2 million in 2006, compared to $274.7 million in 2005. The higher revenues for 2006 were due to increased overall log sales volumes and higher log selling prices in our Northern region, partially offset by decreased log sales volumes and lower selling prices for logs in our Southern region. Resource segment expenses were $203.9 million in 2006, compared to $212.9 million in 2005. The decreased expenses primarily reflected lower costs associated with a decreased harvest of fee timber in our Southern region.

The Real Estate segment reported operating income of $11.9 million for the year ended December 31, 2006, compared to $22.4 million for the year ended December 31, 2005. Revenues for the segment were $13.6 million for 2006, versus $26.5 million for

36   /   POTLATCH CORPORATION

2005. The lower revenues for the segment were due to fewer strategic land sales in 2006, while the 2005 revenues consisted of larger acreage strategic land sales that included substantial timber value. Most of our land sales activity was on hold during 2006 pending the initial assessment of all our land for alternative values. This assessment was completed in late 2006. Expenses for the segment were $1.7 million for 2006, compared to $4.0 million for 2005. The decreased expenses were due to fewer sales of land in 2006.

The Wood Products segment reported operating income of $39.5 million for the year ended December 31, 2006, compared to income of $28.6 million recorded for the year ended December 31, 2005. The favorable comparison was due to the $39.3 million received in 2006 in association with the Canadian softwood lumber agreement. Revenues for the segment were $497.0 million in 2006, compared to $493.5 million recorded in 2005. Lumber revenues were $377.6 million in 2006, compared to $384.6 million in 2005. The unfavorable comparison was primarily due to lower selling prices for lumber, which were partially offset by increased lumber shipments from our Gwinn, Michigan, lumber mill acquired in May 2005 and increased shipments from our Lewiston, Idaho, lumber mill. During 2006, our Prescott, Arkansas, lumber mill took approximately four weeks of downtime in the third quarter due to an inability to cover variable costs. Our Warren, Arkansas, lumber mill took approximately three and six weeks of downtime in the third and fourth quarters of 2006, respectively. Following the downtime, both the Prescott and Warren lumber mills began operating two shifts a day, compared to three shifts a day prior to the downtime. In addition to this downtime, our Gwinn, Michigan, lumber mill took two weeks of downtime in 2006 to reduce inventories. In 2005, our Warren, Arkansas, lumber mill took 4 days of downtime to install new equipment, and our Gwinn lumber mill took 14 days of downtime to reduce inventories. Plywood revenues increased to $55.1 million for 2006, compared to $52.5 million for 2005. The increased plywood revenues were due to increased shipments. Our plywood mill took 17 days of downtime during 2005 to install new equipment. Particleboard revenues were $20.4 million in 2006, $2.8 million higher than the $17.6 million recorded in 2005, due primarily to higher selling prices. Our particleboard facility took approximately one week of downtime during 2006 to reduce inventories. During 2005, our particleboard mill took 22 days of downtime to reduce inventories, as well as an additional 4 days of downtime to install new equipment. Other revenues for the segment were $43.9 million for 2006, $5.1 million higher than the $38.8 million recorded for 2005 due primarily to a full year of chip sales at our Gwinn lumber mill. Segment expenses were higher for 2006, totaling $496.9 million, versus $464.9 million for 2005. Costs associated with increased lumber and plywood shipments largely accounted for the increase over 2005.

The Pulp and Paperboard segment reported operating income of $23.6 million for the year ended December 31, 2006, compared with a loss of $1.6 million for the year ended December 31, 2005. Segment revenues were $614.2 million for 2006, up from $566.1 million for 2005. Paperboard revenues increased to $535.8 million in 2006, compared to $500.6 million in 2005. Higher selling prices and increased shipments were primarily responsible for the increased revenues. Pulp revenues were $77.3 million in 2006, compared to $64.6 million in 2005. The increase in pulp revenues for 2006 was due to higher selling prices. Segment expenses were higher for 2006, totaling $590.6 million, compared to $567.7 million in 2005. The increase reflected higher volumes of paperboard shipments for 2006 compared to 2005, combined with higher wood fiber, maintenance and freight costs.

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

2007 FORM 10-K   /   37

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, our financial position included long-term debt of $321.5 million, including current installments on long-term debt of $0.2 million. Long-term debt at December 31, 2007 (including current installments) decreased from the balance at December 31, 2006 of $327.6 million due to normal repayments on maturing debt of $6.1 million. Stockholders’ equity at December 31, 2007, was $578.3 million, relatively unchanged from the December 31, 2006, balance of $577.9 million. Stockholders’ equity in 2007 was favorably affected by net earnings of $56.4 million, as well as the issuance of common stock related to the exercise of stock options. Distributions to common stockholders in 2007 totaled $77.5 million. The ratio of long-term debt (including current installments) to stockholders’ equity was .56 to 1 at December 31, 2007, compared to .57 to 1 at December 31, 2006.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2007, are as follows:

(Dollars in thousands)

2008	$209
2009	100,410
2010	11
2011	5,011
2012	21,656

Working capital totaled $49.3 million at December 31, 2007, compared to $160.3 million at December 31, 2006. The significant changes in the components of working capital are as follows:

•

Working capital at December 31, 2007, included a notes payable balance of $110.3 million, compared to no balance at December 31, 2006. The balance at December 31, 2007, which consisted of short-term borrowings under our unsecured bank credit facility revolving line of credit, was the result of borrowings used to partially fund the purchase of approximately 145,000 acres of timberlands in Idaho in the third quarter of 2007.

•

Receivables decreased $20.8 million due primarily to decreases in trade receivables associated with our Pulp and Paperboard and Wood Products segments, which were partially offset by an increase in income tax refunds receivable of $9.8 million.

•	Accounts payable and accrued liabilities decreased $16.6 million due largely to a decrease in accrued income taxes.

Net cash provided by operating activities from continuing operations in 2007 totaled $145.7 million, compared with $189.2 million in 2006 and $67.8 million in 2005. The unfavorable 2007 to 2006 comparison was largely due to $0.9 million of cash used for working capital changes in 2007, versus $39.5 million of cash provided by working capital changes in 2006, and lower earnings from continuing operations. The cash provided by working capital changes in 2006, compared to cash used for working capital changes in 2005 of $54.0 million, combined with higher net earnings in 2006 compared to 2005, were largely responsible for the favorable 2006 to 2005 comparison.

Net cash used for investing activities from continuing operations was $246.9 million in 2007, $21.3 million in 2006 and $47.6 million in 2005. In 2007, we used $162.4 million for deposits on timberlands and $90.1 million for capital expenditures. The deposits on timberlands included the portion of the Idaho timberlands purchased on our behalf by an Internal Revenue Code section 1031 like-kind exchange qualified intermediary, which are held by the intermediary until they are either matched with sales of company-owned properties through our like-kind exchange process or the end of a 180-day period, whichever comes first. In accordance with section 1031 rules, title to any portion of the Idaho timberlands held by the intermediary that is not matched with sales of company-owned properties within 180 days of the purchase of these timberlands will be transferred to

38   /   POTLATCH CORPORATION

us at the end of the 180-day period. Deposits on timberlands also included cash held by a like-kind exchange qualified intermediary for a portion of the Wisconsin timberlands purchased on our behalf by the intermediary, which was held until it was matched with the sale of the hybrid poplar tree farm to complete our like-kind exchange process for the purchase. Capital expenditures in 2007 included $35.0 million and $14.5 million in cash for the Idaho and Wisconsin timberland purchases, respectively. The balance of capital expenditures in 2007 was for forestland activities and various smaller projects designed to improve product quality and manufacturing efficiency. In 2006, a decrease in our short-term investments of $36.1 million was more than offset by capital spending of $51.4 million. A decrease in our short-term investments in 2005 provided $54.3 million in cash, which was more than offset by capital spending of $95.1 million.

At December 31, 2007, our authorized capital spending budget, including $59.6 million carried over from prior years, totaled $127.0 million. In September 2007, we entered into an agreement to acquire approximately 179,000 acres of timberland in Idaho for approximately $215 million. We completed the acquisition of approximately 145,000 acres of the timberland in Idaho for approximately $163 million in September 2007, with the acquisition of the remainder of the timberland completed in January 2008 for approximately $51.4 million, which is included in the $59.6 million carryover amount. Excluding this timberland acquisition, the remainder of spending in 2008 is expected to be focused primarily on various discretionary, high-return projects for our Wood Products, Pulp and Paperboard and Consumer Products segments, as well as various routine general replacement and forest resource projects. Net cash provided by financing totaled $39.0 million in 2007, compared to cash used for financing of $157.5 million in 2006 and $11.2 million in 2005. The cash provided by financing in 2007 was due largely to an increase of $110.3 million in notes payable and the issuance of $10.0 million of common stock related to the exercise of stock options, partially offset by regular quarterly cash distributions to common stockholders totaling $77.5 million. Cash used for financing activities in 2006 primarily consisted of distributions to common stockholders of $165.1 million and the repayment of $7.8 million of long-term debt, which were slightly offset by the issuance of $8.5 million of common stock related to the exercise of stock options and a $6.1 million increase in book overdrafts. The majority of cash used for financing in 2005 resulted from dividend payments of $17.5 million and a $6.5 million change in book overdrafts, which were partially offset by the issuance of treasury stock totaling $16.1 million related to the exercise of stock options.

Cash provided by discontinued operations was $63.4 million in 2007, compared to cash used for discontinued operations of $8.7 million and $11.6 million in 2006 and 2005, respectively. In 2007, cash provided by discontinued operations related to proceeds from the sale of the hybrid poplar tree farm in Boardman, Oregon. All of the cash used for discontinued operations in 2006 and 2005 related to operating losses from the hybrid poplar tree farm.

Our regular quarterly distributions increased from approximately $19.0 million in 2006 to approximately $20.0 million in the fourth quarter of 2007. Our 2006 and 2007 distributions were funded using cash flows from our REIT-qualifying timberland operations. Based on historical operating results and taking into account planned harvest activities, we also expect to fund a substantial majority of future annual distributions using the cash flows from our REIT-qualifying timberland operations. Any shortfall between cash available for distribution from REIT operations and anticipated future annual distributions to stockholders is expected to be funded through cash on hand, bank borrowings, Potlatch TRS distributions or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our REIT operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it may be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of the lower harvest activity during winter and early spring. Significant decreases in timber prices or other factors that have a materially adverse effect on the cash flows from our REIT operations could result in our inability to maintain our current distribution rate.

2007 FORM 10-K   /   39

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

Our current unsecured bank credit facility, which expires on December 22, 2008, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. The aggregate principal amount available under this credit facility was increased by $75 million in the third quarter of 2007. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of December 31, 2007, there were $110.3 million of borrowings outstanding under the revolving line of credit, and approximately $10.3 million of the letter of credit subfacility was being used to support several outstanding letters of credit. The $110.3 million in borrowings were used to fund a portion of the acquisition of 145,000 acres of timberland in Idaho for approximately $163 million in September 2007. This purchase is part of the overall acquisition of approximately 179,000 acres of timberland in Idaho for approximately $215 million. The acquisition of the remaining Idaho timberland for approximately $51.4 million was completed in January 2008 using additional borrowings from our line of credit and available cash on hand. Loans under the credit facility bear interest at LIBOR plus between 0.625% and 1.625% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus up to 0.625% for other loans. As of December 31, 2007, the weighted average interest rate on the $110.3 million of borrowings outstanding under the revolving line of credit was approximately 6.1%. As of the date of this report, we are eligible to borrow under the credit facility at LIBOR plus 1.125%.

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

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of December 31, 2007:

	COVENANT REQUIREMENT	ACTUAL RATIO AT DECEMBER 31, 2007
Maximum Funded Indebtedness To Capitalization Ratio	55%	38.9%
Minimum Net Worth	80% of consolidated net worth at March 31, 2006[1]	126.0%
Minimum Interest Coverage Ratio	2.75 to 1.00	5.27 to 1.00
[1]	The minimum requirement is 80% of consolidated net worth as of March 31, 2006, with an adjustment to the minimum requirement for the net cash proceeds, on a cumulative basis, of all equity issuances.

40   /   POTLATCH CORPORATION

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

Since October 2005, Standard & Poor’s Ratings Services, or S&P, has rated our senior unsecured debt at BB. Since the first quarter of 2003, Fitch, Inc. has rated our senior unsecured debt at BB+. Fitch affirmed its rating in January 2008, with a positive outlook. Moody’s Investors Service Inc. has rated our senior unsecured debt at Ba1 and our senior secured subordinated debt at Ba2 since October 2004. Moody’s affirmed its rating, with a stable outlook, in December 2007. The interest rate we pay on some of our debt is influenced by our credit ratings. See “Quantitative and Qualitative Disclosures About Market Risk” on pages 43-45 for additional information.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2007. Portions of the amounts shown are reflected in our consolidated financial statements and accompanying notes, as required by generally accepted accounting principles. See the footnotes following the table for information regarding the amounts presented and for references to relevant consolidated financial statement notes that include a detailed discussion of the item.

	PAYMENTS DUE BY PERIOD
(DOLLARS IN THOUSANDS)	TOTAL	1 YEAR	2-3 YEARS	4-5 YEARS	OVER 5 YEARS
Long-term debt[1]	$321,510	$209	$100,421	$26,667	$194,213
Interest on long-term debt	206,984	28,390	42,641	28,278	107,675
Current notes payable	110,300	110,300	—	—	—
Operating leases[2]	58,089	12,461	14,952	10,137	20,539
Purchase obligations[3]	107,391	68,153	31,113	6,538	1,587
Other obligations[4]	395,357	114,640	51,703	53,812	175,202
Total	$1,199,631	$334,153	$240,830	$125,432	$499,216

[1]	See Note 8, “Debt,” in the notes to consolidated financial statements.

[2]	See Note 13, “Commitments and Contingencies,” in the notes to consolidated financial statements.

[3]

Purchase obligations consist primarily of our purchase of the remaining portion of the Idaho timberlands, which closed in January 2008, accounts payable, the purchase of raw materials (primarily pulp), contracts for timber cutting and outside chipping, contracts with railroads and contracts with natural gas and electricity providers.

[4]

Included in other obligations are payments on qualified pensions and postretirement employee benefit plans. Payments on qualified pension plans are based on estimated minimum required contributions for years 1-5. Payments on postretirement employee benefit plans are based on expected future benefit payments as disclosed in Note 12, “Pension and Other Postretirement Employee Benefit Plans,” to the consolidated financial statements for years 1-5.

2007 FORM 10-K   /   41

OFF-BALANCE SHEET ARRANGEMENTS

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

ENVIRONMENTAL

We are subject to extensive federal and state environmental regulation of our operating facilities and timberlands, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations, and threatened and endangered species. We endeavor to comply with all environmental regulations and regularly monitor our activities for such compliance. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $3.6 million during 2007 and are expected to be approximately $3.1 million in 2008.

As previously discussed in Item I, “Business,” with the exception of the Idaho timberlands acquired in late 2007, our core timberlands in Idaho, Arkansas, Minnesota and Wisconsin were certified in 2007 by independent third parties to be in compliance with the FSC Program and the ISO 14001 standard for environmental management systems. We expect the recently acquired Idaho timberlands to be in compliance with these programs in 2008. Participation in the FSC and ISO programs is voluntary, and can require operating processes which are more stringent than existing federal or state requirements.

Our pulp mill in Lewiston, Idaho, discharges treated mill effluent into the nearby Snake River. Federal law requires that we comply with provisions of a National Pollution Discharge Elimination System, or NPDES, permit. In March 2005, the Environmental Protection Agency, or EPA, issued a new NPDES permit for the Lewiston pulp mill. The new NPDES permit requires, among other matters, a significant reduction in biochemical oxygen demand over the five-year period of the new permit and also requires a reduction in the temperature of the effluent during the months of July, August and September each year. We have completed physical modifications to the effluent system to meet the requirements of this permit.

The EPA has developed Maximum Achievable Control Technology, or MACT, standards for pulp and paper facilities, plywood and composite wood facilities and certain boiler units. We have studied the applicable MACT standards and estimate that capital expenditures necessary for compliance will be approximately $1.9 million. The deadline for compliance is in 2008.

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

INCOME TAXES

Excluding the effect of a favorable adjustment of $3.9 million due to the final determination of amounts owed to the Internal Revenue Service for the years 1995-2004, our effective tax rate related to continuing operations for 2007 was 2.3%. Excluding the reversal of $56.5 million in timber-related deferred tax liabilities that were no longer necessary as a result of our REIT conversion, our effective tax rate related to continuing operations for 2006 was 8.1%. The effective tax rate related to continuing operations was 31.6% for 2005. Our effective rates for 2007 and 2006 were significantly lower than the rate for 2005 due to our REIT conversion in 2006. Compared to 2007, the effective tax rate for 2006 was higher due primarily to $39.3 million of pre-tax TRS income received in 2006 in association with the negotiated settlement of the softwood lumber trade dispute between the United States and Canada.

42   /   POTLATCH CORPORATION

As a REIT, if we meet certain requirements, we generally will not be subject to federal corporate income taxes on our ordinary and capital gains income from our real estate investments that we distribute to our shareholders. However, we will be subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis at that date) on sales of real property (other than timber) held by the REIT during the first ten years following our REIT conversion. The built-in gains tax can be eliminated if sale proceeds are reinvested in similar properties within specified time periods, through the utilization of Internal Revenue Code section 1031 like-kind exchanges. We will continue to be required to pay federal corporate income taxes on earnings from our non-real estate investments, principally our manufacturing operations, held by Potlatch TRS.

Due to the varying tax treatments of our activities, such as REIT operations, built-in gains, like-kind exchanges and TRS activities, our effective tax rate and amount of taxes paid may vary significantly from year to year. Quarterly estimates of taxes will likely also have greater variability than in prior years.

In association with our REIT conversion, we estimated an amount for deferred tax liabilities that were no longer necessary and reversed this amount, totaling $56.5 million, as an income tax benefit in 2006. Also as a part of this analysis, we estimated the amount of REIT property that will be sold within the next ten years and retained a deferred tax liability at REIT conversion on the book-to-tax difference of approximately $3 million. This estimate is periodically reviewed and adjusted as necessary.

The table below summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31:

(amounts per share)	2007	2006	2005
Qualified distributions/dividends	$—	$15.15	$0.60
Capital gain distributions	1.98	2.12	—
Non-taxable return of capital	—	—	—
Total distributions/dividends	$1.98	$17.27	$0.60

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

As of December 31, 2007, there were $110.3 million of borrowings outstanding under our unsecured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on our outstanding credit facility borrowings of $110.3 million at December 31, 2007, would have a $1.1 million annual effect on interest expense. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed-rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments.

2007 FORM 10-K   /   43

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

In October 2005, S&P lowered our senior unsecured debt rating to BB stable from BB+. The rating downgrade caused the interest rate on our credit sensitive debentures to increase from 12.5% to 13.0%. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in December 2007.

We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. The effects of these arrangements are not significant for any period presented.

44   /   POTLATCH CORPORATION

Quantitative Information about Market Risks

(Dollars in thousands)

	EXPECTED MATURITY DATE
	2008	2009	2010	2011	2012	THEREAFTER	TOTAL
Long-term debt:
Fixed rate	$209	$100,410	$11	$5,011	$21,656	$194,213	$321,510
Average interest rate	6.9%	13.0%	6.5%	8.6%	5.7%	6.8%	8.7%
Fair value at 12/31/07							$338,524

2007 FORM 10-K   /   45

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands – except per-share amounts)

	FOR THE YEARS ENDED DECEMBER 31
	2007	2006	2005
Revenues	$1,654,021	$1,599,228	$1,495,930
Costs and expenses:
Depreciation, depletion and amortization	80,084	79,786	78,342
Materials, labor and other operating expenses	1,365,191	1,332,701	1,253,002
Selling, general and administrative expenses	90,488	90,529	85,003
Restructuring charge	2,653	—	—
	1,538,416	1,503,016	1,416,347
Income from Canadian lumber settlement	—	39,320	—
Earnings from continuing operations before interest and taxes	115,605	135,532	79,583
Interest expense	(30,710)	(29,120)	(29,045)
Debt retirement costs	—	53	—
Interest income	2,282	1,876	2,506
Earnings from continuing operations before taxes	87,177	108,341	53,044
Provision (benefit) for taxes	(5,977)	(47,705)	16,784
Earnings from continuing operations	93,154	156,046	36,260
Discontinued operations:
Loss from discontinued operations (including loss on disposal of $(35,774), $— and $—)	(39,555)	(18,308)	(5,404)
Income tax benefit	(2,833)	(1,372)	(2,108)
	(36,722)	(16,936)	(3,296)
Net earnings	$56,432	$139,110	$32,964
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net loss arising during the period, net of tax of $(3,324), $—, and $—	(5,200)	—	—
Prior service credit arising during the period, net of tax of $2,001, $— and $—	3,131	—	—
Amortization of actuarial loss included in net periodic cost, net of tax of $4,031, $— and $—	6,305	—	—
Amortization of prior service credit included in net periodic cost, net of tax of $(536), $— and $—	(837)	—	—
Pre SFAS 158- Minimum pension liability adjustment, net of income tax benefit of $—, $— and $(441)	—	—	(720)
Other comprehensive income (loss), net of tax	3,399	—	(720)
Comprehensive income	$59,831	$139,110	$32,244
Earnings per common share from continuing operations:
Basic	$2.38	$4.28	$1.25
Diluted	2.37	4.26	1.24
Loss per common share from discontinued operations:
Basic	(0.94)	(0.46)	(0.11)
Diluted	(0.93)	(0.46)	(0.11)
Net earnings per common share:
Basic	1.44	3.81	1.13
Diluted	1.43	3.79	1.13

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

46   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands – except per-share amounts)

	AT DECEMBER 31
	2007	2006
ASSETS
Current assets:
Cash	$9,047	$7,759
Restricted cash	—	6,673
Short-term investments	22,289	21,564
Receivables, net of allowance for doubtful accounts of $1,205 ($2,199 in 2006)	114,260	135,105
Inventories	169,396	168,816
Prepaid expenses	18,967	16,602
Total current assets	333,959	356,519
Land, other than timberlands	8,549	8,554
Plant and equipment, at cost less accumulated depreciation of $1,335,868 ($1,308,732 in 2006)	510,776	562,387
Timber, timberlands and related deposits, net	534,513	391,577
Pension assets	108,435	118,355
Other assets	20,972	20,215
	$1,517,204	$1,457,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$209	$6,157
Current notes payable	110,300	—
Current portion of liability for pensions and other postretirement employee benefits	21,837	21,120
Accounts payable and accrued liabilities	152,361	168,987
Total current liabilities	284,707	196,264
Long-term debt	321,301	321,474
Liability for pensions and other postretirement employee benefits	261,956	289,791
Other long-term obligations	18,923	19,059
Deferred taxes	51,981	53,160
Stockholders’ equity:
Preferred stock, Authorized 4,000,000 shares, no shares issued	—	—
Common stock, $1 par value, Authorized 100,000,000 shares, Issued 39,256,673 shares (38,824,427 shares in 2006)	39,257	38,825
Additional paid-in capital	530,949	513,275
Retained earnings	123,783	144,811
Accumulated other comprehensive loss, net of tax of $73,943 ($76,115 in 2006)	(115,653)	(119,052)
Total stockholders’ equity	578,336	577,859
	$1,517,204	$1,457,607

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

2007 FORM 10-K   /   47

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31
	2007	2006	2005
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$56,432	$139,110	$32,964
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Loss from discontinued operations	3,739	16,936	3,296
Loss on disposal of discontinued operations	32,983	—	—
Depreciation, depletion, and amortization	80,084	79,786	78,342
Proceeds from land sales deposited with a like-kind exchange intermediary	(24,339)	(6,673)	—
Non-cash cost of real estate sold	3,552	277	838
Cost of permit timber harvested	866	3,343	6,176
Debt retirement costs	—	(53)	—
Deferred taxes	(3,003)	(69,200)	91
Equity-based compensation expense	5,804	4,096	2,257
Employee benefit plans	(11,111)	(1,418)	(4,631)
Decrease (increase) in receivables	20,241	(20,394)	(10,910)
Decrease (increase) in inventories	(2,814)	40,806	(42,919)
Decrease (increase) in prepaid expenses	81	(463)	(123)
Increase (decrease) in accounts payable and accrued liabilities	(18,388)	19,501	(40)
Excess tax benefit from share-based payment arrangements	(2,734)	(890)	—
Income tax benefit related to stock issued in conjunction with stock compensation plans	4,313	2,556	2,491
Funding of qualified pension plans	—	(18,092)	—
Net cash provided by operating activities from continuing operations	145,706	189,228	67,832
CASH FLOWS FROM INVESTING
Decrease in short-term investments	7,305	36,136	54,275
Additions to plant and equipment, and to land other than timberlands	(32,353)	(43,811)	(88,847)
Additions to timber, timberlands and related logging facilities	(57,719)	(7,621)	(6,236)
Deposits on timberlands	(162,351)	—	—
Other, net	(1,752)	(6,016)	(6,769)
Net cash used for investing activities from continuing operations	(246,870)	(21,312)	(47,577)
CASH FLOWS FROM FINANCING
Change in book overdrafts	270	6,066	(6,534)
Increase in notes payable	110,300	—	—
Issuance of common stock	9,950	8,503	—
Retirement of long-term debt	(6,121)	(7,823)	(1,068)
Premiums and fees on debt retirement	—	(275)	—
Issuance of treasury stock	—	513	16,137
Purchase of treasury stock	—	—	(1,868)
Distributions to common stockholders	(77,460)	(165,116)	(17,503)
Excess tax benefit from share-based payment arrangements	2,734	890	—
Other, net	(655)	(299)	(360)
Net cash provided by (used for) financing activities from continuing operations	39,018	(157,541)	(11,196)
Cash from continuing operations	(62,146)	10,375	9,059
Cash flows of discontinued operations:
Operating cash flows	68	(7,156)	(1,081)
Investing cash flows	63,366	(1,593)	(10,491)
Financing cash flows	—	—	—
Increase (decrease) in cash	1,288	1,626	(2,513)
Balance at beginning of year	7,759	6,133	8,646
Balance at end of year	$9,047	$7,759	$6,133

Net interest paid (net of amounts capitalized) in 2007, 2006 and 2005 was $30.6 million, $29.4 million and $29.0 million, respectively. Net income tax payments (refunds) in 2007, 2006 and 2005 were $24.8 million, $(2.3) million and $17.0 million, respectively.

Not included in additions to timber, timberlands and related logging facilities for 2007 are non-cash transactions totaling $66.5 million for the purchase of timberlands.

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

48   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands – except per-share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2004	32,721,980	$32,722	$147,851	$622,025	$(1,403)	3,802,004	$(129,806)	$671,389
Exercise of stock options and stock awards	—	—	855	—	—	(447,617)	15,282	16,137
Accelerated stock repurchase	—	—	(1,868)	—	—	—	—	(1,868)
Income tax benefit resulting from the exercise of employee stock options	—	—	2,491	—	—	—	—	2,491
Performance share awards	—	—	2,257	—	—	—	—	2,257
Net earnings	—	—	—	32,964	—	—	—	32,964
Minimum pension liability adjustment, net of tax	—	—	—	—	(719)	—	—	(719)
Common dividends, $0.60 per share	—	—	—	(17,503)	—	—	—	(17,503)
Balance, December 31, 2005	32,721,980	$32,722	$151,586	$637,486	$(2,122)	3,354,387	$(114,524)	$705,148
Exercise of stock options and stock awards	314,568	315	8,217	—	—	(14,172)	484	9,016
Income tax benefit related to stock issued in conjunction with stock compensation plans	—	—	2,556	—	—	—	—	2,556
Performance share and restricted stock unit awards	—	—	4,096	—	—	—	—	4,096
Net earnings	—	—	—	139,110	—	—	—	139,110
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(116,930)	—	—	(116,930)
Retirement of treasury stock	(3,340,627)	(3,341)	(20)	(110,700)	—	(3,340,215)	114,040	(21)
Common distributions, $17.27 per share*	9,128,506	9,129	346,840	(521,085)	—	—	—	(165,116)
Balance, December 31, 2006	38,824,427	$38,825	$513,275	$144,811	$(119,052)	—	$—	$577,859
Exercise of stock options and stock awards	360,653	361	9,589	—	—	—	—	9,950
Income tax benefit related to stock issued in conjunction with stock compensation plans	—	—	4,313	—	—	—	—	4,313
Performance share and restricted stock unit awards	71,593	71	3,772	—	—	—	—	3,843
Net earnings	—	—	—	56,432	—	—	—	56,432
Pension and OPEB plans	—	—	—	—	3,399	—	—	3,399
Common distributions, $1.98 per share	—	—	—	(77,460)	—	—	—	(77,460)
Balance, December 31, 2007	39,256,673	$39,257	$530,949	$123,783	$(115,653)	—	$—	$578,336

*	Includes regular quarterly distributions totaling $2.12 per common share in the aggregate for 2006 and a special earnings and profit, or E&P, distribution paid in the first quarter of 2006 (see Note 1). The annualized rate of regular quarterly distributions for 2006, after adjusting for the issuance of approximately 9.1 million shares of common stock in association with the special E&P distribution, was $1.96 per common share.

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

2007 FORM 10-K   /   49

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Summary of Principal Accounting Policies

CONSOLIDATION

The consolidated financial statements include the accounts of Potlatch Corporation and its subsidiaries after elimination of significant intercompany transactions and accounts. There are no significant unconsolidated subsidiaries.

We are primarily engaged in activities associated with timberland management, including the sale of timber, the management of our approximately 1.7 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacture and sale of wood products and pulp and paper products. Our timberlands and all of our manufacturing facilities are located within the continental United States. The primary market for our products is the United States, although we sell a significant amount of paperboard to countries in the Pacific Rim. As discussed in Note 1 on page 57, the company converted to a Real Estate Investment Trust, or REIT, effective January 1, 2006.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to in this report as U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

	2007	2006	2005
Basic average common shares outstanding	39,093,573	36,464,619	29,119,581
Incremental shares due to:
Common stock options	76,338	73,912	126,330
Performance shares	195,773	130,761	—
Restricted stock units	18,494	3,206	—
Accelerated stock repurchase program	—	—	5,940
Diluted average common shares outstanding	39,384,178	36,672,498	29,251,851
Basic earnings per common share from continuing operations	$2.38	$4.28	$1.25
Diluted earnings per common share from continuing operations	$2.37	$4.26	$1.24

50   /   POTLATCH CORPORATION

On March 31, 2006, we paid a special earnings and profit, or E&P, distribution, consisting of approximately 9.1 million shares of common stock and $89 million in cash, in association with the REIT conversion. Reflected below are pro forma results giving effect to the common stock distribution for diluted earnings per common share from continuing operations, for the years ended December 31, 2006 and 2005, as if the common stock portion of the special E&P distribution had occurred at the beginning of each period:

(Dollars in thousands – except per-share amounts)

	Years Ended December 31,
	2006	2005
Earnings from continuing operations	$156,046	$36,260
Diluted earnings per share from continuing operations
As reported	$4.26	$1.24
Pro forma	$4.01	$0.95

For the year ended December 31, 2007, 7,400 performance shares, 1,500 restricted stock units and options to purchase 113,364 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the year ended December 31, 2006, 144,617 performance shares, 4,000 restricted stock units and options to purchase 243,838 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. Stock options to purchase 116,550 shares of common stock for 2005 were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

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

At December 31, 2007, we had three stock incentive plans, the 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At December 31, 2007, no shares were available for future use under the 1995 Stock Incentive Plan, while approximately 87,000 shares and 959,000 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. All exercises of stock options or distributions of performance shares or restricted stock were made through issuance of new shares after January 31, 2006. Prior to that date, treasury shares were utilized.

2007 FORM 10-K   /   51

We recorded equity-based compensation expense of $5.8 million in 2007, $4.1 million in 2006 and $2.3 million in 2005. For 2007 and 2006, respectively, $5.2 million and $3.7 million of the expense related to performance shares, and $0.6 million and $0.4 million related to restricted stock units. All equity-based compensation expense recorded in 2005 related to performance shares. All outstanding stock options were fully vested prior to January 1, 2006. The net income tax benefit recognized in the Consolidated Statements of Operations and Comprehensive Income for equity-based compensation totaled $2.3 million, $1.6 million and $0.9 million in 2007, 2006 and 2005, respectively.

Directors of the company can each elect to defer compensation in the form of stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of the company’s common stock. We recorded director deferred expense totaling $1.0 million in 2007 and $1.8 million in 2006.

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

See Note 14 on pages 73-76 for further discussion of, and the related impacts of adopting, SFAS No. 123R on our net earnings and net earnings per share.

INVENTORIES

Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine cost of logs, lumber, plywood, particleboard and chips. The average cost method is used to determine cost of all other inventories.

PLANT AND EQUIPMENT

Property, plant and equipment are valued at cost less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method of depreciation. Estimated useful lives range from 30 to 40 years for buildings and structures and 2 to 25 years for equipment.

TIMBER, TIMBERLANDS AND RELATED DEPOSITS

Timber, timberlands and related deposits are valued at cost less depletion and amortization. For fee timber, the capitalized cost includes costs related to stand establishment, such as site preparation, including all costs of preparing the land for planting, cost of seeds or seedlings, whether purchased or company produced, tree planting, including labor, materials, depreciation of company-owned equipment and the cost of contract services. Upon completion of planting activities and field inspection to assure the planting operation was successful, a plantation will be considered “established.” Subsequent expenditures made to maintain the integrity or enhance the growth of an established plantation or stand are expensed. Post-establishment expenses include release spray treatments, pest control activities, thinning operations and fertilization. Expenditures for forest management consist of regularly recurring items necessary to ownership and administration of timber producing property such as fire protection, property taxes and insurance, silviculture costs incurred subsequent to stand establishment, cruising (physical inventory), property maintenance and salaries, supplies, travel, record-keeping and other normal recurring administrative personnel costs, and these expenditures are accounted for as current operating expenses. Timberland purchased on the open market is capitalized and the cost is allocated to the relative values of the component items as appraised, such as timberland, merchantable sawtimber, merchantable pulpwood, reproduction (young growth not merchantable), logging roads

52   /   POTLATCH CORPORATION

and other land improvements. The capitalized cost includes purchase price, title search and title recording, transfer taxes and fees, cruise of timber, appraisals and running of boundary lines.

The aggregate estimated volume of current standing timber inventory is updated at least annually to reflect increases in merchantable timber due to reclassification of young growth stands to merchantable timber stands, the annual growth rates of merchantable timber and the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests and land sales. Reproduction accounts are reviewed annually, and dollars and volumes are transferred from reproduction accounts to merchantable timber accounts on a reasonable and consistent basis. Volumes and the related accumulated costs are tracked and, as the timber is harvested, the cost per ton is amortized to depletion. Total standing volume is estimated on an annual basis using inventory data and a forest growth projection model. Timber volumes are estimated from cruises of the timber tracts, which are completed on all of our timberlands on approximately a five to ten year cycle. Since the individual cruises collect field data at different times for specific sites, the growth-model projects standing inventory from the cruise date to a common reporting date. Average annual growth rates for the merchantable inventory have historically been in the range of 2%-5%.

Depletion represents the amount chargeable to cost for logs cut from fee timber. Generally, rates at which timber is depleted are calculated annually for each of our Resource regions by dividing the beginning of year balance of the timber accounts, including current year timber stand improvement costs, by the forest inventory volume, after inventory updates for growth projection adjustments, new timber cruises, land purchases in existing operating regions and sales and harvested volume. Separate depletion rates are established and calculated annually for timber purchased outside our existing operating regions, such as for the timber associated with land in Wisconsin and central Idaho purchased in 2007.

Logging roads and related facilities on our land are presumed to become a part of our road system unless it is known at the time of construction that the road will be abandoned. Therefore, the base cost of the road, such as the clearing, grading, and ditching, is not amortized and remains a capitalized item until abandonment or other disposition, while other portions of the initial cost, such as bridges, culverts and gravel surfacing are amortized over their useful lives, which range from 10 to 20 years. Costs associated with temporary logging roads that will not become part of our road system are expensed as incurred.

Since timber, timberlands and related deposits are generally considered to be long-term productive assets, we classify these expenditures as investing activities in our Consolidated Statements of Cash Flows. Depletion, amortization and cost of permit timber harvested associated with timber, timberlands and related deposits are non-cash adjustments to net earnings in the operating activities section of the Consolidated Statements of Cash Flows.

Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements and replacements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation or amortization are removed from the accounts. Any gains or losses are included in earnings.

REAL ESTATE SALES

Sales of non-strategic real estate are considered to be part of our normal operations. We therefore recognize revenue and costs associated with real estate sold in our Consolidated Statements of Operations and Comprehensive Income. Certain cash receipts and payments associated with real estate have aspects of more than one class of cash flows. For example, cash generated from real estate sales is included as an operating activity in our Consolidated Statements of Cash Flows, and is adjusted for the non-cash cost of real estate sold. Acquisitions of timberlands, however, are reported as investing activities in our Consolidated Statements of Cash Flows.

2007 FORM 10-K   /   53

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

We use a qualified LKE intermediary to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. Proceeds from reverse LKE transactions are not restricted because the funds are not subject to risk, earn interest and are available upon demand; therefore, these proceeds are included in short-term investments. In the case of reverse transactions in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a long-term asset and included in “Timber, timberlands and related deposits, net” in our Consolidated Balance Sheets and as “Deposits on timberlands” in the investing activities section of our Consolidated Statements of Cash Flows. Amounts deposited with a third party towards the potential future purchase of property that are not matched with LKE sales are also included in “Timber, timberlands and related deposits, net” in our Consolidated Balance Sheets and as “Deposits on timberlands” in our Consolidated Statements of Cash Flows.

At December 31, 2007, we had $8.1 million of proceeds from land sales deposited with a LKE intermediary and classified as short-term investments in the Consolidated Balance Sheet. We had $6.7 million of proceeds from land sales deposited with a LKE intermediary and classified as restricted cash at December 31, 2006 in the Consolidated Balance Sheet. These amounts are included as non-cash adjustments to net earnings from continuing operations in the Consolidated Statements of Cash Flows for 2007 and 2006.

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

INCOME TAXES

The provision for or benefit from taxes on income is based on earnings or loss reported in the consolidated financial statements. Deferred income taxes are recorded under the asset and liability method for the temporary differences between reported earnings and taxable income using current tax laws and rates.

ENVIRONMENTAL

As part of our corporate policy, we have an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, accruals for environmental liabilities that are not within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations,” are established in accordance with SFAS No. 5, “Accounting for Contingencies.” We estimate our environmental liabilities based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental liability. These estimates typically reflect assumptions and

54   /   POTLATCH CORPORATION

judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related liabilities are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental liabilities and, as additional information becomes known, our estimates may change significantly. Our estimates of our environmental liabilities do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier’s agreement to payment terms. In those instances in which our estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, we do not believe that we will be exposed to additional material liability as a result of non-performance by such third parties. We have accrued for specific environmental remediation costs that we have determined are probable and reasonably estimable, and currently we are not aware of any material environmental liabilities.

Fees for professional services associated with environmental and legal issues are expensed as incurred.

REVENUE RECOGNITION

We recognize revenue from the sale of timber when title and risk of loss transfers to the buyer. Revenue from the sale of real estate is recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” We receive the entire consideration in cash at closing for substantially all of our real estate sales. Also at closing, all risks and rewards of ownership are transferred to the buyer, and we do not have a substantial continuing involvement in any of our properties after sales are consummated.

We recognize revenue from sales of our wood, pulp and paperboard and consumer tissue products when title and risk of loss pass to the customer. Revenues are recorded net of any sales taxes collected. Sales taxes, when collected, are recorded as a current liability and remitted to the appropriate governmental entities.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 originally was to become effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in November 2007, the effective date was partially deferred by the FASB for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair market value in the financial statements on a nonrecurring basis. We are currently reviewing this Statement to determine what effect, if any, it will have on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits a company to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We adopted this Statement effective January 1, 2008, which did not have a material effect on our financial condition and results of operations.

2007 FORM 10-K   /   55

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement requires all companies to report noncontrolling or minority interests in subsidiaries as equity in the consolidated financial statements. The intention of SFAS No. 160 is to eliminate the diversity in practice regarding the accounting for transactions between a company and noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently reviewing this Statement to determine what effect, if any, it will have on our financial condition and results of operations.

In December 2007, the FASB also issued SFAS No. 141 (Revised 2007), “Business Combinations.” This revised Statement, which we refer to as SFAS No. 141R, is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Adoption of this Statement is not expected to have a material effect on our financial condition and results of operations.

RECLASSIFICATIONS

Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

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

2007 FORM 10-K   /   57

NOTE 3.

Inventories

(Dollars in thousands)

	2007	2006
Logs, pulpwood, chips and sawdust	$19,474	$23,518
Lumber and other manufactured wood products	23,307	22,931
Pulp, paper and converted paper products	80,572	78,164
Materials and supplies	46,043	44,203
	$169,396	$168,816
Valued at lower of cost or market:
Last-in, first-out basis	$36,750	$36,454
Average cost basis	132,646	132,362
	$169,396	$168,816

If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $23.3 million higher at December 31, 2007, and $22.8 million higher at December 31, 2006. Reductions in quantities of LIFO inventories valued at lower costs prevailing in prior years had the effect of increasing earnings, net of income taxes, by less than $0.1 million in 2007, 2006, and 2005.

NOTE 4.

Plant and Equipment

(Dollars in thousands)

	2007	2006
Land improvements	$59,997	$65,100
Buildings and structures	224,450	217,187
Machinery and equipment	1,542,063	1,568,980
Construction in progress	20,134	19,852
	$1,846,644	$1,871,119

Depreciation charged against income amounted to $64.6 million in 2007 ($68.4 million in 2006 and $67.7 million in 2005).

At December 31, 2007, our authorized capital spending budget, including $59.6 million carried over from prior years, totaled $127.0 million.

NOTE 5.

Timber, Timberlands and Related Deposits

(Dollars in thousands)

	2007	2006
Timber and timberlands	$363,929	$341,427
Deposits on timberlands	118,830	—
Related logging facilities	51,754	50,150
	$534,513	$391,577

58   /   POTLATCH CORPORATION

Depletion from company-owned lands amounted to $12.4 million in 2007 ($8.7 million in 2006 and $7.8 million in 2005). Amortization of logging roads and related facilities amounted to $2.4 million in 2007 ($2.1 million in 2006 and $2.2 million in 2005).

In 2007, we acquired approximately 76,000 acres of timberland in Wisconsin for approximately $64.5 million. Also in 2007, we entered into agreements to acquire approximately 179,000 acres of timberland in Idaho for approximately $215 million. We completed the acquisition of the Idaho timberland in two separate transactions, with the first closing in September 2007 and the second closing in January 2008. The deposits on timberlands balance of $118.8 million at December 31, 2007, was related to amounts associated with the Idaho timberland property purchased on our behalf by a qualified LKE intermediary but not yet matched with LKE sales.

NOTE 6.

Other Assets

(Dollars in thousands)

	2007	2006
Noncurrent investments	$17,411	$16,067
Other	3,561	4,148
	$20,972	$20,215

Noncurrent investments primarily consist of company-owned life insurance stated at cash surrender value.

NOTE 7.

Taxes on Income

As a REIT, if we meet certain requirements, we generally will not be subject to federal corporate income taxes on our ordinary and capital gains income from our real estate investments that we distribute to our shareholders. We will, however, be subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) on sales of real property (other than timber) held by the REIT during the first ten years following the REIT conversion. The built-in gains tax can be eliminated if sale proceeds are reinvested in similar properties in accordance with the like-kind exchange provisions of the Internal Revenue Code. We will continue to be required to pay federal corporate income taxes on earnings from our non-real estate investments, principally our manufacturing operations, held by Potlatch TRS.

In association with our REIT conversion, we estimated an amount for deferred tax liabilities that were no longer necessary and reversed this amount, totaling $56.5 million, as an income tax benefit in 2006. Also, as a part of this analysis, we estimated the amount of REIT property that may be sold within the next ten years and retained a deferred tax liability at REIT conversion on the book-to-tax difference of approximately $3 million. This estimate is periodically reviewed and adjusted as necessary.

The provision (benefit) for taxes on income is comprised of the following:

(Dollars in thousands)

	2007	2006	2005
Current*	$(2,974)	$21,495	$16,251
Deferred	(5,836)	(14,038)	(1,575)
Deferred tax adjustment due to REIT conversion	—	(56,534)	—
Provision (benefit) for taxes on income	$(8,810)	$(49,077)	$14,676
*	The estimated realized tax benefit related to stock issued in conjunction with our stock compensation plans that exceed any previously recognized deferred tax assets has been recorded as an increase to additional paid-in capital rather than a reduction to the provision for income taxes. The amount of this increase was $4.3 million, $2.6 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

2007 FORM 10-K   /   59

The provision (benefit) for taxes on income differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before taxes on income due to the following:

(Dollars in thousands)

	2007	2006	2005
Computed “expected” tax expense	$16,668	$31,511	$16,674
REIT income not subject to federal income tax	(22,132)	(24,203)	—
State and local taxes, net of federal income tax effects	(281)	570	1,824
Tax credits	(415)	(411)	(2,285)
Deferred tax adjustment due to REIT conversion	—	(56,534)	—
Federal audit settlement	(3,948)	—	—
Deferred state tax adjustments	—	—	(2,395)
Interest on audit settlement, net of federal income tax benefit	957	—	—
All other items	341	(10)	858
Provision (benefit) for taxes on income	$(8,810)	$(49,077)	$14,676
Effective tax rate	(18.5)%	(54.5)%	30.8%

Our effective tax rate for 2007 was (18.5)%, compared to (54.5)% for 2006 and 30.8% for 2005. The effective rate for 2007 was significantly different than the rate used for 2006 due largely to two events. First, in 2007, we recorded a favorable adjustment of $3.9 million as a result of the final determination of amounts owed to the Internal Revenue Service, or IRS, regarding tax issues for the years 1995-2004. Second, in 2006 we reversed $56.5 million of deferred taxes due to our REIT conversion. The effective rate for 2006 was significantly lower than the rate used for 2005 due to our REIT conversion and the resulting reversal of deferred taxes.

At December 31, 2007, our accounts receivable balance included $9.8 million of anticipated federal and state tax refunds.

During 2007, we reached final agreement with the IRS on amounts owed for the tax years 1995 through 2004. Settlement of the tax issues for these years had been reached in 2006 and at December 31, 2006, our accrued tax liability included $9.0 million as an estimate for future payment of federal and state taxes and interest. As a result of the agreement with the IRS, we paid $5.2 million in 2007 to federal and state tax authorities and reversed $3.9 million of the accrual to income. At December 31, 2007, the company had a net receivable of $0.1 million related to refunds yet to be received from several state tax jurisdictions.

60   /   POTLATCH CORPORATION

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(Dollars in thousands)

	2007	2006
Deferred Tax Assets:
Employee benefits	$9,999	$9,836
Postretirement employee benefits	102,131	114,341
Incentive compensation	5,017	3,938
Tax credits	6,403	6,346
Other	7,942	7,737
Total deferred tax assets	131,492	142,198
Valuation allowance	(6,113)	(6,106)
Deferred tax assets, net of valuation allowance	$125,379	$136,092
Deferred Tax Liabilities:
Plant and equipment	$(127,597)	$(137,899)
Timber, timberlands and related deposits	(3,286)	(2,030)
Pensions	(31,694)	(37,025)
Total deferred tax liabilities	(162,577)	(176,954)
Net deferred tax liabilities	$(37,198)	$(40,862)

Net deferred tax liabilities consist of:

(Dollars in thousands)

	2007	2006
Current deferred tax assets[1]	$14,783	$12,298
Noncurrent deferred tax assets	111,496	123,794
Noncurrent deferred tax liabilities	(163,477)	(176,954)
Net noncurrent deferred tax liabilities	(51,981)	(53,160)
Net deferred tax liabilities	$(37,198)	$(40,862)
[1]	Included in “Prepaid expenses” in the Consolidated Balance Sheets.

A valuation allowance has been recognized for certain state tax credit carryforwards due to uncertainty of sufficient taxable income prior to expiration of available carryover periods. The valuation allowance increased less than $0.1 million during 2007 and 2006.

Tax years subject to examination by major taxing jurisdictions are as follows:

Years
Jurisdiction
Federal	2005 – 2007
Arkansas	2004 – 2007
California	2004 – 2007
Idaho	2006 – 2007

2007 FORM 10-K   /   61

We adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. Adoption did not result in our recording a liability for unrecognized tax benefits on that date. A review of the company’s tax positions at December 31, 2007, indicates that no uncertain tax positions had been taken during 2007 and no new information is available which would require derecognition of previously taken positions.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2007, 2006 and 2005, we recognized approximately $0.1 million, $0.4 million and $(0.6) million in interest and penalties in our tax provision, respectively. At December 31, 2007 and 2006, we had approximately $0.1 million and $1.6 million accrued for the payment of interest, respectively.

NOTE 8.

Debt

(Dollars in thousands)

	2007	2006
Revenue bonds, fixed-rate 5.9% to 7.75%, due 2008 through 2026	$150,213	$156,327
Debentures, 6.95%, due 2015	22,481	22,479
Credit sensitive debentures, 9.125%, due 2009	100,000	100,000
Medium-term notes, fixed-rate 8.65% to 8.89%, due 2011 through 2022	48,750	48,750
Other notes	66	75
	321,510	327,631
Less current installments on long-term debt	209	6,157
Long-term debt	$321,301	$321,474

We repaid $6.1 million and $2.1 million of revenue bonds on their normal maturity dates in 2007 and 2006, respectively. In 2006, we also redeemed the remaining $5.5 million balance of our outstanding $250 million 10% Senior Subordinated Notes due 2011. The other $244.5 million of these notes were redeemed in 2004.

The interest rate payable on our 9.125% credit sensitive debentures is subject to adjustment in accordance with the table below if certain changes in the debt rating of the debentures occur. In October 2005, S&P announced that it had lowered our senior unsecured debt rating to BB stable from BB+. The rating downgrade caused the interest rate on our credit sensitive debentures to increase from 12.5% to 13.0%. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in December 2007.

RATINGS
MOODY’S	S&P	APPLICABLE RATE (%)
Aaa	AAA	8.825
Aa1 – Aa3	AA+ – AA-	8.925
A1 – Baa2	A+ – BBB	9.125
Baa3	BBB-	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB-	13.500
B1 or lower	B+ or lower	14.000

Our current unsecured bank credit facility, which expires on December 22, 2008, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. The

62   /   POTLATCH CORPORATION

aggregate principal amount available under this credit facility was increased by $75 million in the third quarter of 2007. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of December 31, 2007, there were $110.3 million of borrowings outstanding under the revolving line of credit, and approximately $10.3 million of the letter of credit subfacility was being used to support several outstanding letters of credit. The $110.3 million of borrowings were used to fund a portion of the acquisition of 145,000 acres of timberland in Idaho for approximately $163 million in September 2007. This purchase was part of the overall acquisition of approximately 179,000 acres of timberland in Idaho for approximately $215 million. The acquisition of the remaining Idaho timberland for approximately $51.4 million was completed in January 2008 using borrowings from our line of credit and available cash on hand. Loans under the credit facility bear interest at LIBOR plus between 0.625% and 1.625% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus up to 0.625% for other loans. As of December 31, 2007, the weighted average interest rate on the $110.3 million of borrowings outstanding under the revolving line of credit was approximately 6.1%. As of the date of this report, we are eligible to borrow under the credit facility at LIBOR plus 1.125%.

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

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of December 31, 2007:

	COVENANT REQUIREMENT	ACTUAL RATIO AT DECEMBER 31, 2007
Maximum Funded Indebtedness To Capitalization Ratio	55%	38.9%

Minimum Net Worth	80% of consolidated net worth at March 31, 2006[1]	126.0%

Minimum Interest Coverage Ratio	2.75 to 1.00	5.27 to 1.00
[1]	The minimum requirement is 80% of consolidated net worth as of March 31, 2006, with an adjustment to the minimum requirement for the net cash proceeds, on a cumulative basis, of all equity issuances.

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

2007 FORM 10-K   /   63

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2007, are as follows:

(Dollars in thousands)

2008	$209
2009	100,410
2010	11
2011	5,011
2012	21,656

NOTE 9.

Accounts Payable and Accrued Liabilities

(Dollars in thousands)

	2007	2006
Trade accounts payable	$48,836	$50,206
Accrued wages, salaries and employee benefits	40,148	39,611
Accrued taxes on income	—	22,284
Book overdrafts	14,860	14,590
Accrued taxes other than taxes on income	10,235	9,999
Accrued utilities	5,196	4,311
Accrued freight	4,756	4,202
Accrued interest	4,301	3,848
Other	24,029	19,936
	$152,361	$168,987

NOTE 10.

Other Long-Term Obligations

(Dollars in thousands)

	2007	2006
Employee benefits and related liabilities	$12,021	$13,554
Other	6,902	5,505
	$18,923	$19,059

64   /   POTLATCH CORPORATION

NOTE 11.

Financial Instruments

Estimated fair values of our financial instruments are as follows:

(Dollars in thousands)

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments	$31,336	$31,336	$35,996	$35,996
Current notes payable	110,300	110,300	—	—
Long-term debt	321,510	338,524	327,631	350,911

For short-term investments the carrying amount approximates fair value. Our current notes payable consist of borrowings under our unsecured bank credit facility revolving line of credit. Due to the short maturities of these borrowings, fair value is estimated to be the same as the carrying amount. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. For long-term debt for which there is no quoted market price, fair value is estimated based on average market prices for comparable liquid revenue bonds.

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

We had no activity during 2007 or 2006 that required hedge or derivative accounting treatment. However, to partially mitigate our exposure to market risk for changes in utility commodity pricing, we entered into firm price contracts for a portion of the natural gas requirements for our manufacturing facilities. The effects of these arrangements were not significant.

NOTE 12.

Savings, Pension and Other Postretirement Employee Benefit Plans

Substantially all of our employees are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. In 2007, 2006 and 2005, we made matching 401(k) contributions on behalf of employees of $6.0 million, $5.4 million and $5.1 million, respectively. We also provide benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plans are primarily noncontributory.

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

2007 FORM 10-K   /   65

the projected benefit obligation; for any other postretirement employee benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement employee benefit obligation.

•

Recognize as a component of “other comprehensive income, net of tax,” the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Amounts recognized in “accumulated other comprehensive income (loss),” including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

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

As required by SFAS No. 158, we recognized on our Consolidated Balance Sheets at December 31, 2007 and 2006, the funded status of our defined benefit pension and other postretirement employee benefit plans. Retrospective application of the provisions of Statement 158 was not permitted. The incremental effects of applying the Statement on individual line items in our Consolidated Balance Sheet at December 31, 2006, were as follows:

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

66   /   POTLATCH CORPORATION

We use a December 31 measurement date for our benefit plans, and as a result, the measurement date provisions of SFAS No. 158 had no effect on us. The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans are as follows:

(Dollars in thousands)

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2007	2006	2007	2006
Benefit obligation at beginning of year	$608,496	$616,551	$288,633	$333,400
Service cost	12,007	12,166	2,494	2,797
Interest cost	34,267	33,278	15,289	16,077
Plan amendments	—	822	(5,803)	—
Actuarial gains	(1,092)	(13,085)	(17,687)	(46,720)
Special termination benefits	487	—	—	—
Medicare Part D subsidies received	—	—	1,487	1,277
Benefits paid	(41,679)	(41,236)	(22,531)	(18,198)
Benefit obligation at end of year	612,486	608,496	261,882	288,633
Fair value of plan assets at beginning of year	704,568	629,579	5	3
Actual return on plan assets	34,444	96,763	2	2
Employer contribution	1,670	19,462	—	—
Benefits paid	(41,679)	(41,236)	—	—
Fair value of plan assets at end of year	699,003	704,568	7	5
Funded status at end of year	$86,517	$96,072	$(261,875)	$(288,628)
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$108,435	$118,355	$—	$—
Current liabilities	(1,744)	(1,725)	(20,093)	(19,395)
Noncurrent liabilities	(20,174)	(20,558)	(241,782)	(269,233)
Net amount recognized	$86,517	$96,072	$(261,875)	$(288,628)

Amounts recognized (pre-tax) in Accumulated Other Comprehensive Loss consist of:

(Dollars in thousands)

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2007	2006	2007	2006
Net loss	$127,795	$106,127	$67,706	$91,186
Prior service cost (credit)	14,130	16,320	(20,035)	(18,466)
Net amount recognized	$141,925	$122,447	$47,671	$72,720

The accumulated benefit obligation for all defined benefit pension plans was $589.7 million and $583.3 million at December 31, 2007, and 2006, respectively.

2007 FORM 10-K   /   67

Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(Dollars in thousands)

	2007	2006
Projected benefit obligation	$21,918	$22,283
Accumulated benefit obligation	21,198	21,221
Fair value of plan assets	—	—

Pre-tax components of Net Periodic Cost (Benefit) and other amounts recognized in Other Comprehensive Income were as follows:

Net Periodic Cost (Benefit):

(Dollars in thousands)

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2007	2006	2005	2007	2006	2005
Service cost	$12,007	$12,166	$10,677	$2,494	$2,797	$2,778
Interest cost	34,267	33,278	33,421	15,289	16,077	18,211
Expected return on plan assets	(62,419)	(61,295)	(61,669)	—	—	—
Amortization of prior service cost (credit)	2,190	2,068	2,100	(3,563)	(2,576)	(2,576)
Amortization of actuarial loss	5,216	5,675	1,350	5,120	7,913	11,233
Special termination benefits	487	—	—	—	—	—
Net periodic cost (benefit)	$(8,252)	$(8,108)	$(14,121)	$19,340	$24,211	$29,646
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	$26,884	$—	$—	$(18,360)	$—	$—
Prior service credit	—	—	—	(5,132)	—	—
Amortization of prior service (cost) credit	(2,190)	—	—	3,563	—	—
Amortization of actuarial loss	(5,216)	—	—	(5,120)	—	—
Total recognized in other comprehensive loss (income)	19,478	—	—	(25,049)	—	—
Total recognized in net periodic cost (benefit) and other comprehensive loss (income)	$11,226	$(8,108)	$(14,121)	$(5,709)	$24,211	$29,646

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $4.1 million and $2.1 million, respectively. The estimated net loss and prior service credit for the other postretirement employee plans that will be amortized from

68   /   POTLATCH CORPORATION

accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $4.2 million and $(3.8) million, respectively.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act, was signed into law. The Act, which went into effect on January 1, 2006, introduces a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Pursuant to FSP No. 106-2, we determined in 2004, with the assistance of consulting actuaries, that certain benefits provided under our plans were actuarially equivalent to the Medicare Part D standard plan and were eligible for the employer subsidy. We chose the prospective application option for adoption of the FSP as of July 1, 2004. At that time, the effects of the Act on the accumulated postretirement employee benefit obligation, or APBO, were measured and were determined to reduce the APBO by $25.9 million. After receiving further guidance from the Centers for Medicare and Medicaid Services in 2005, our consulting actuaries determined that the effects of the Act would reduce the APBO by an additional $21.5 million. The aggregate effect in 2005 of these two adjustments on service cost, interest cost and amortization of (gain)/loss was approximately $7.3 million. This gain is reflected in the table presented above. During 2007 and 2006, we received subsidy payments totaling $1.5 million and $1.3 million, respectively.

Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2007	2006	2005	2007	2006	2005
Discount rate	6.40%	5.85%	5.60%	6.40%	5.85%	5.60%
Expected return on plan assets	9.00	9.50	9.50	9.00	9.00	9.00
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—
Weighted average assumptions used to determine the net periodic benefit (cost) for the years ended December 31 were:
	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2007	2006	2005	2007	2006	2005
Discount rate	5.85%	5.60%	5.90%	5.85%	5.60%	5.90%
Expected return on plan assets	9.50	9.50	9.50	9.00	9.00	9.00
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

The discount rate used in the determination of pension benefit obligations and pension expense is a weighted average benchmark rate based on high-quality fixed income investment interest rates, as well as the amount and timing of expected benefit payments. The discount rate used to calculate OPEB obligations was determined using the same methodology we used for our pension plans.

The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. Over the past 30 years, the period we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 11%.

2007 FORM 10-K   /   69

The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2007 was a 10% increase over the previous year, with the rate of increase scheduled to decline one percent annually to a long-term ultimate rate increase assumption of 6% for 2011 and thereafter. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

(Dollars in thousands)

	1% INCREASE	1% DECREASE
Effect on total of service and interest cost components	$1,918	$(1,609)
Effect on postretirement employee benefit obligation	25,049	(21,401)

The weighted average asset allocations at December 31 by asset category are as follows:

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
ASSET CATEGORY	2007	2006	2007	2006
Domestic equity securities	62%	66%	—%	—%
Global equity securities	10	10	—	—
Debt securities	26	22	—	—
Other	2	2	100	100
Total	100%	100%	100%	100%

We utilize formal investment policy guidelines for our company-sponsored pension plans. These guidelines are periodically reviewed by the board of directors. The board of directors has delegated its authority to management to insure that the investment policy and guidelines are adhered to and the investment objectives are met.

The general policy states that plan assets will be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that management will maintain adequate liquidity for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revise long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection include:

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

70   /   POTLATCH CORPORATION

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

During 2007, eight active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges approved by the board of directors.

No minimum contributions to our qualified pension plans are estimated for 2008 due to the funded status of those plans at December 31, 2007. However, we estimate contributions will total approximately $1.7 million in 2008 for our non-qualified pension plan. We do not anticipate funding our postretirement employee benefit plans in 2008 except to pay benefit costs as incurred during the year by plan participants.

Estimated future benefit payments, which reflect expected future service and expected medicare prescription subsidy receipts, are as follows for the years indicated:

(Dollars in thousands)

	PENSION BENEFIT PLANS	OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS	EXPECTED MEDICARE SUBSIDY
2008	$42,441	$21,800	$1,700
2009	42,276	22,500	1,900
2010	42,574	23,400	2,100
2011	43,074	24,200	2,200
2012	43,764	24,100	2,300
2013 – 2017	233,390	124,700	13,000

Hourly employees at two of our manufacturing facilities participate in multi-employer defined benefit pension plans: the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Pension Fund; and the International Association of Machinist & Aerospace Workers National Pension Fund, to which we make contributions. We also make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees, which is managed by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Pension Fund. Company contributions to these plans in 2007, 2006 and 2005 amounted to $8.2 million, $7.8 million and $9.0 million, respectively.

NOTE 13.

Commitments and Contingencies

We have operating leases covering manufacturing, office, warehouse and distribution space, equipment and vehicles expiring at various dates through 2019. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

2007 FORM 10-K   /   71

As of December 31, 2007, the future minimum rental payments required under our operating leases are as follows:

(Dollars in thousands)

2008	$12,461
2009	8,675
2010	6,277
2011	5,443
2012	4,694
2013 and later years	20,539
Total	$58,089

Rent expense for continuing operations was $13.7 million, $14.2 million and $13.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Beginning in February 2006, a series of private antitrust lawsuits were filed against us and certain other manufacturers of oriented strand board (OSB) by plaintiffs who claim they purchased OSB at artificially high prices. The cases have been consolidated into two Consolidated Amended Class Action Complaints in the United States District Court for the Eastern District of Pennsylvania under the caption In Re OSB Antitrust Litigation, one on behalf of direct purchasers of OSB and the other on behalf of indirect purchasers. The complaints allege that the defendant OSB manufacturers violated federal and state antitrust laws by purportedly conspiring from mid-2002 to the present to drive up the price of OSB. The consolidated indirect purchaser complaint also alleges that defendants violated various states’ unfair competition laws and common law. Each consolidated complaint seeks an unspecified amount of monetary damages to be trebled as provided under the antitrust laws and other relief. The court has ordered that the cases may proceed as class actions. It certified a nationwide class of direct purchasers who bought OSB structural panel products directly from one of the defendants during the period from June 1, 2002 to February 24, 2006. It also certified a nationwide class of indirect purchaser end users who purchased new OSB manufactured or sold by one of the defendants during the same time period; this class excludes persons only who bought OSB that was incorporated into a house or other structure. The claims of the nationwide indirect purchaser class are limited to injunctive relief. However, the court also certified a multistate class of indirect purchasers in 17 states whose members may recover compensation as allowed by state law. We believe we have meritorious defenses to these claims, and we are defending ourselves accordingly. We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004.

On September 28, 2005, Ainsworth notified us by letter of its claims under the indemnification provisions of the asset purchase agreement between us and Ainsworth whereby Ainsworth purchased our OSB facilities. The claims involve alleged breaches of representations and warranties regarding the condition of certain of the assets sold to Ainsworth. In July 2006, Ainsworth filed a complaint for breach of contract in the United States District Court for the Southern District of New York seeking an unspecified amount of monetary damages. The federal court case was subsequently dismissed voluntarily, and Ainsworth refiled its complaint in the Supreme Court of the State of New York for the County of New York on September 21, 2006. We believe we have meritorious defenses to the claim, and we are defending ourselves accordingly.

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

During 2005, the FASB issued FIN No. 47, an Interpretation of SFAS No. 143. Under FIN No. 47, the company must recognize a liability and an asset equal to the fair value of its legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. In accordance with the guidance of FIN No. 47, we undertook a

72   /   POTLATCH CORPORATION

review of our manufacturing facilities and other assets to determine, if possible, amounts that should be recognized as asset retirement obligations. The review resulted in our recording additional assets and corresponding liabilities, which were not material to our financial position or results of operations. We also identified situations that would have resulted in the recognition of additional asset retirement obligations, except for an inability to reasonably estimate the fair value of the liability at this time. Most of these situations relate to asbestos located within our manufacturing facilities where a settlement date or range of settlement dates cannot be specified, so that we are unable at this time to apply present value calculations to appropriately value an obligation. Any additional obligations recognized in the future as more information becomes available are not expected to have a material effect on our financial position or results of operations.

NOTE 14.

Equity-Based Compensation Plans

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). We adopted the provisions of SFAS No. 123R on its effective date of January 1, 2006, using the modified prospective method.

At December 31, 2007, we had three stock incentive plans, the 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At December 31, 2007, no shares were available for future use under the 1995 Stock Incentive Plan, while approximately 87,000 shares and 959,000 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. All exercises of stock options or distributions of performance shares or restricted stock were made through the issuance of new shares after January 31, 2006. Prior to that date, treasury shares were utilized.

We recorded equity-based compensation expense of $5.8 million in 2007, $4.1 million in 2006 and $2.3 million in 2005. Of these amounts, $5.2 million and $0.6 million related to performance shares and RSUs, respectively, in 2007, and $3.7 million and $0.4 million related to performance shares and RSUs, respectively, in 2006. All equity-based compensation expense recorded in 2005 related to performance shares. All outstanding stock options were fully vested prior to January 1, 2006. The net income tax benefit recognized in the Consolidated Statements of Operations and Comprehensive Income for equity-based compensation totaled $2.3 million, $1.6 million and $0.9 million in 2007, 2006 and 2005, respectively.

Directors of the company can each elect to defer compensation in the form of stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of the company’s common stock. We recorded director deferred expense totaling $1.0 million in 2007 and $1.8 million in 2006.

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

As required by SFAS No. 123R, $2.7 million and $0.9 million of cash flows for the years ended December 31, 2007 and 2006, respectively, representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized, has been classified as a financing cash inflow in the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as cash flows from operating activities in the Consolidated Statements of Cash Flows.

2007 FORM 10-K   /   73

Had we adopted SFAS No. 123R in 2005, the effect of adoption would have approximated the pro forma disclosures made under SFAS No. 123 as of December 31, 2005, as follows:

(Dollars in thousands – except per-share amounts)

2005
Net earnings, as reported	$32,964
Add: equity-based compensation expense recorded under APB No. 25, net of tax	1,376
Deduct: equity-based compensation expense determined under SFAS No. 123, net of tax	(2,091)
Pro forma net earnings	$32,249
Basic net earnings per share, as reported	$1.13
Diluted net earnings per share, as reported	1.13
Pro forma basic net earnings per share	1.11
Pro forma diluted net earnings per share	1.11

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, are fully exercisable after two years and expire not later than 10 years from the date of grant. In December 2005, the executive compensation and personnel policies committee of the board of directors, which we refer to as the committee, decided that no new stock options would be granted in 2005 and thus granted performance shares only, and no new stock options were granted in 2006 or 2007. The committee believes that performance shares provide a superior incentive to stock options for employees of a REIT. Additionally, the committee approved the accelerated vesting of all outstanding, unvested, stock options effective December 31, 2005. As a result, 58,275 options vested on that date instead of the normal vesting date of December 4, 2006. In accordance with APB No. 25 accounting rules, compensation expense related to the accelerated vesting, totaling less than one thousand dollars, was recorded on December 31, 2005.

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

A summary of the status of outstanding stock options as of December 31, 2007, 2006 and 2005 and changes during those years is presented below:

	2007		2006		2005
	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE
Outstanding at January 1	875,425	$26.16	849,960	$37.76	1,307,815	$37.23
Adjustment as a result of special distribution/dividend	—	—	360,435	26.40	—	—
Shares exercised	(360,653)	27.59	(328,740)	27.42	(447,617)	36.05
Canceled or expired	(5,488)	32.10	(6,230)	30.01	(10,238)	44.05

Outstanding and exercisable at December 31	509,284	25.08	875,425	26.16	849,960	37.76

Total intrinsic value of options exercised during the year (in thousands)	$6,385		$4,108		$6,452

There were no unvested stock options outstanding during 2007 or 2006.

74   /   POTLATCH CORPORATION

The following table summarizes information about stock options outstanding at December 31, 2007:

	OPTIONS OUTSTANDING AND EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT 12/31/07	WEIGHTED AVG. REMAINING CONTRACTUAL LIFE	WEIGHTED AVG. EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
$15.8849 to $19.0779	97,495	4.55 years	$17.43
$21.3279 to $25.1112	227,909	4.01 years	22.45
$27.5226 to $35.4393	183,880	5.00 years	32.40

$15.8849 to $35.4393	509,284	4.47 years	25.08	$9,858

Cash received from stock option exercises for the years ended December 31, 2007, 2006 and 2005 was $10.0 million, $9.0 million and $16.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.3 million, $1.5 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

PERFORMANCE SHARES

Performance share awards granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group of forest products companies. The number of performance shares actually issued, as a percentage of the amounts initially granted, could range from 0% to 200%. Performance shares granted under the program may not be voted until issued. If performance share awards are paid out at the end of the three-year performance measurement period, the recipients will receive distribution equivalents at the time of payment equal to the distributions that would have been paid on the shares earned had the recipients owned the shares during the three-year period.

Due to the adoption of SFAS No. 123R, the fair value of all performance share awards after January 1, 2006, is estimated using a Monte Carlo simulation model. For the purpose of recognizing compensation expense, performance share awards granted prior to the adoption of SFAS No. 123R are valued at the market value of the company’s stock at the date of grant.

A summary of the status of outstanding performance share awards as of December 31, 2007, 2006 and 2005, and changes during those years is presented below:

(Dollars in thousands – except per-share amounts)

	2007		2006		2005
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	329,358	$51.62	228,599	$47.38	127,161	$43.38
Granted	10,400	53.14	180,945	51.75	107,221	51.95
Vested	(71,812)	55.21	(48,420)	33.18	—	—
Forfeited	(23,013)	49.86	(31,766)	49.92	(5,783)	44.14

Unvested shares outstanding at December 31	244,933	50.80	329,358	51.62	228,599	47.38

Total fair value of share awards vested during the year	$3,964		$1,607		$—
Aggregate intrinsic value of unvested share awards at December 31	$10,027		$12,885		$11,654

2007 FORM 10-K   /   75

As of December 31, 2007, there was $5.9 million of unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.6 years. The estimated realized tax benefit that exceeds the previously recognized deferred tax asset for performance shares recognized as additional paid-in capital was $2.0 million and $1.1 million for the years ended December 31, 2007 and 2006, respectively. No performance shares were vested and thus no tax deductions were computed in 2005.

RESTRICTED STOCK UNITS

Our 2005 Stock Incentive Plan also allows for awards to be issued in the form of RSU grants. During 2007 and 2006, certain officers and other select employees of the company were granted RSU awards that will accrue distribution equivalents based on distributions paid during the RSU vesting period. The distribution equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The terms of the awards generally state that 20% of the RSUs will vest on each of the first and second anniversaries of the awards, with the remaining 60% vesting on the third anniversary.

A summary of the status of outstanding RSU awards as of December 31, 2007 and 2006, and changes during these years is presented below:

		2007			2006
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Unvested shares outstanding at January 1	28,401	$50.32		—	$—
Granted	9,154	45.15		31,051	49.30
Vested	(5,680)	50.32		—	—
Forfeited	—	—		(2,650)	38.30

Unvested shares outstanding at December 31	31,875	48.84	$1,417	28,401	50.32	$1,245

For restricted stock awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price. The total fair value of share awards vested during 2007 was $0.3 million.

As of December 31, 2007, there was $0.8 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.5 years.

NOTE 15.

Segment Information

As of December 31, 2007, our businesses were organized into five reportable operating segments, as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information:” Resource; Real Estate; Wood Products; Pulp and Paperboard; and Consumer Products. The Resource segment consists of substantially all of our timberlands, as well as those assets that are necessary to manage these timberlands. The Real Estate segment consists of the sale of selected non-strategic timberland real estate, including sales for higher and better use purposes, and the acquisition of timberlands. The Wood Products segment produces lumber, plywood and particleboard. The Pulp and Paperboard segment produces paperboard and pulp. The Consumer Products segment produces consumer tissue products.

As a result of the sale of our Boardman, Oregon hybrid poplar tree farm in May 2007, the Resource segment information for the periods presented in the table below has been adjusted to reflect the Boardman operation as a discontinued operation.

76   /   POTLATCH CORPORATION

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

(Dollars in thousands)

	2007	2006	2005
Segment Revenues:
Resource	$296,821	$285,235	$274,729
Real Estate	24,116	13,617	26,466
Wood Products:
Lumber	342,898	377,604	384,627
Plywood	55,309	55,102	52,477
Particleboard	19,922	20,419	17,646
Other	46,464	43,886	38,787
	464,593	497,011	493,537
Pulp and Paperboard:
Paperboard	567,798	535,796	500,624
Pulp	101,754	77,291	64,569
Other	1,070	1,113	922
	670,622	614,200	566,115
Consumer Products	444,699	436,883	368,418
	1,900,851	1,846,946	1,729,265
Elimination of intersegment revenues	(246,830)	(247,718)	(233,335)
Total consolidated revenues	$1,654,021	$1,599,228	$1,495,930
Intersegment Revenues or Transfers[1]:
Resource	$170,825	$179,505	$174,903
Wood Products	20,059	16,023	14,599
Pulp and Paperboard	55,838	52,080	43,745
Consumer Products	108	110	88
Total	$246,830	$247,718	$233,335
Operating Income (Loss):
Resource	$81,836	$81,344	$61,791
Real Estate[2]	17,303	11,917	22,441
Wood Products[3]	1,901	39,465	28,594
Pulp and Paperboard	44,260	23,562	(1,621)
Consumer Products	19,194	27,269	10,628
Eliminations and adjustments	(747)	(3,752)	(1,310)
	163,747	179,805	120,523
Corporate Items:
Administration expense	(48,139)	(44,271)	(40,938)
Interest expense	(30,710)	(29,120)	(29,045)
Interest income	2,279	1,874	2,504
Debt retirement costs	—	53	—
Consolidated income before taxes on income	$87,177	$108,341	$53,044
Depreciation, depletion and amortization:
Resource	$15,365	$11,261	$10,551
Wood Products	14,446	15,790	14,741
Pulp and Paperboard	32,388	35,547	36,407
Consumer Products	16,268	15,800	15,587
	78,467	78,398	77,286
Corporate	1,617	1,388	1,056
Total	$80,084	$79,786	$78,342

2007 FORM 10-K   /   77

(Dollars in thousands)

	2007	2006	2005
Assets:
Resource and Real Estate[4]	$558,885	$453,240	$446,419
Wood Products	202,908	208,674	223,393
Pulp and Paperboard	361,611	386,794	406,086
Consumer Products	256,541	269,744	285,152
	1,379,945	1,318,452	1,361,050
Corporate	137,259	139,155	267,127
Total consolidated assets	$1,517,204	$1,457,607	$1,628,177
Capital Expenditures:
Resource and Real Estate[4]	$58,955	$11,248	$6,733
Wood Products	10,837	13,085	52,204
Pulp and Paperboard	13,789	13,014	21,733
Consumer Products	5,531	12,773	13,402
	89,112	50,120	94,072
Corporate	960	1,312	1,011
Total	$90,072	$51,432	$95,083

[1]

Intersegment revenues for 2005-2007, which were based on prevailing market prices, consisted primarily of logs, chips, pulp logs and other fiber sales by our Resource segment to the Wood Products and Pulp and Paperboard segments and pulp sold from our Pulp and Paperboard segment to our Consumer Products segment.

[2]	Operating income for the Real Estate segment included non-cash costs for real estate sold of $3.6 million, $0.3 million and $0.8 million in 2007, 2006 and 2005, respectively.
[3]	Operating income in 2006 for the Wood Products segment included $39.3 million associated with the negotiated settlement of the softwood lumber trade dispute between the U.S. and Canada.
[4]

Assets and capital expenditures are shown on a combined basis for the Resource and Real Estate segments, as the company does not produce such internal information separately for those segments. Included in the Resource and Real Estate capital expenditures for 2007 are $14.5 million and $35.3 million related to the acquisitions of approximately 76,000 acres of timberland in Wisconsin and 145,000 acres of timberland in Idaho, respectively. The remaining balance of cash expended in 2007 of approximately $43.5 million for the Wisconsin timberlands and approximately $118.8 million for the Idaho timberlands is included in “Deposits on timberlands” on our Consolidated Statements of Cash Flows.

All of our manufacturing facilities and all other assets are located within the continental United States. However, we sell and ship products to many foreign countries. Geographic information regarding our revenues is summarized as follows:

(Dollars in thousands)

	2007	2006	2005
United States	$1,503,593	$1,480,791	$1,359,195
Japan	45,350	38,317	60,830
China	30,354	23,675	17,600
Canada	19,904	17,086	14,960
Taiwan	11,301	11,841	13,269
Netherlands	10,736	1,398	—
Australia	4,835	6,278	8,694
Vietnam	4,420	22	—
Korea	4,315	2,158	8,576
Poland	3,550	2,347	—
England	3,383	3,224	3,145
Mexico	2,525	4,296	4,039
Other foreign countries	9,755	7,795	5,622
Total consolidated revenues	$1,654,021	$1,599,228	$1,495,930

78   /   POTLATCH CORPORATION

NOTE 16.

Restructuring Charge

The following is a description of the charge included in the “Restructuring charge” line in the Consolidated Statements of Operations and Comprehensive Income.

In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring in our Resource segment. The charge represented estimated severance benefit costs for 35 employees. A reduction to this charge of $0.1 million was recorded in the third quarter of 2007. As of December 31, 2007, all amounts related to this charge had been paid. There were no restructuring charges in 2006 or 2005.

NOTE 17.

Discontinued Operations

In May 2007, we sold our hybrid poplar tree farm in Boardman, Oregon, for $65 million in cash. We applied a large portion of the proceeds from this sale to our acquisition in the first quarter of 2007 of 76,000 acres of timberlands in Wisconsin through a tax-efficient Internal Revenue Code section 1031 like-kind exchange.

As a result of the sale, we recorded an after-tax charge of $33.0 million for the year ended December 31, 2007. The charge represented estimated costs associated with the adjustment of the carrying value of the assets involved in the sale to fair market value, as well as approximately $0.3 million in severance benefits and approximately $0.2 million in transaction and other costs associated with the sale. For the years ended December 31, 2007, 2006 and 2005, after-tax operating losses of $3.7 million, $16.9 million, and $3.3 million, respectively, which were previously included in the operating results of our Resource segment, are classified as discontinued operations in the Consolidated Statement of Operations and Comprehensive Income, as required by SFAS No. 144. Revenues for the hybrid poplar tree farm, which were previously included in our Resource segment revenues, were $2.5 million, $8.6 million and $6.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In the Consolidated Statements of Cash Flows, we have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations.

2007 FORM 10-K   /   79

NOTE 18.

Financial Results by Quarter (Unaudited)

(Dollars in thousands – except per-share amounts)

	Three Months Ended
	March 31		June 30		September 30		December 31
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues	$386,206	$401,224	$414,714	$413,293	$436,066	$396,752	$417,035	$387,959
Costs and expenses:
Depreciation, depletion, and amortization	19,352	19,652	19,320	19,327	20,864	20,494	20,548	20,313
Materials, labor and other operating expenses	335,745	332,916	325,985	358,815	347,179	328,037	356,282	312,933
Selling, general and administrative expenses	20,891	23,322	20,987	21,673	23,244	22,990	25,366	22,544
Restructuring charge	2,797	—	35	—	(141)	—	(38)	—
	378,785	375,890	366,327	399,815	391,146	371,521	402,158	355,790
Income from Canadian lumber settlement	—	—	—	—	—	—	—	39,320
Earnings from continuing operations	5,438	69,314	35,393	8,245	41,167	31,075	11,156	47,412
Discontinued operations	(35,214)	(3,590)	(1,443)	(5,839)	(154)	(5,378)	89	(2,129)
Net earnings (loss)	$(29,776)	$65,724	$33,950	$2,406	$41,013	$25,697	$11,245	$45,283
Earnings per common share from continuing operations
Basic	$0.14	$2.34	$0.91	$0.21	$1.05	$0.80	$0.28	$1.22
Diluted	0.14	2.33	0.90	0.21	1.04	0.80	0.28	1.22
Loss per common share from discontinued operations
Basic	$(0.90)	$(0.12)	$(0.04)	$(0.15)	$—	$(0.14)	$—	$(0.05)
Diluted	(0.90)	(0.12)	(0.04)	(0.15)	—	(0.14)	—	(0.05)
Net earnings per common share
Basic	$(0.76)	$2.22	$0.87	$0.06	$1.05	$0.66	$0.29	$1.17
Diluted	(0.76)	2.21	0.87	0.06	1.04	0.66	0.28	1.16

The above results for 2006 have been adjusted to reflect our adoption of FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” on January 1, 2007.

80   /   POTLATCH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited the accompanying consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Effective December 31, 2006, Potlatch Corporation adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as discussed in Note 12 in the accompanying consolidated financial statements. Also, effective January 1, 2006, Potlatch Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” as discussed in Note 14 in the accompanying consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Potlatch Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Seattle, Washington

February 19, 2008

2007 FORM 10-K   /   81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited Potlatch Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Potlatch Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Potlatch Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2007, and our report dated February 19, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Seattle, Washington

February 19, 2008

82   /   POTLATCH CORPORATION

Schedule II

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	AMOUNTS CHARGED (CREDITED) TO COSTS AND EXPENSES	DEDUCTIONS[1]	BALANCE AT END OF YEAR
Reserve deducted from related assets:
Doubtful accounts –
Accounts receivable
Year ended December 31, 2007	$2,199	$2,218	$(3,212)	$1,205
Year ended December 31, 2006	$1,253	$1,245	$(299)	$2,199
Year ended December 31, 2005	$1,226	$(36)	$63	$1,253

[1]	– Accounts written off, net of recoveries.

2007 FORM 10-K   /   83

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
(2)(d)*	Asset Purchase Agreement, dated September 11, 2007, between Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant, as Buyer, and Western Pacific Timber, LLC, as Seller, regarding property located in Adams, Boise, and Valley counties, State of Idaho, filed as Exhibit (2)(d) to the Quarterly Report on Form 10-Q filed by the Registrant on October 29, 2007. (The Registrant agrees to furnish supplementally to the Securities and Exchange Commission (the “Commission”) upon request a copy of any omitted schedule.)

(2)(e)*	Asset Purchase Agreement, dated September 11, 2007, between Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant, as Buyer, and Western Pacific Timber, LLC, as Seller, regarding property located in Adams, Boise, Idaho, and Valley counties, State of Idaho, and the city of Cascade, Idaho, filed as Exhibit (2)(e) to the Quarterly Report on Form 10-Q filed by the Registrant on October 29, 2007. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule.)

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through December 1, 2006, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on December 7, 2006.

(4)	See Exhibits (3)(a) and (3)(b). The Registrant also undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(4)(a)*	Form of Indenture, dated as of November 27, 1990, filed as Exhibit (4)(a) to the Annual Report on Form 10-K filed by Potlatch Corporation, a Delaware corporation and the Registrant’s former parent corporation (“Original Potlatch”) (on February 3, 2006, Original Potlatch merged with and into Potlatch Operating Company, a Delaware corporation and a wholly-owned subsidiary of the Registrant, the Registrant then changed its name to “Potlatch Corporation” and became the new, publicly traded parent corporation), for the fiscal year ended December 31, 2000 (“2000 Form 10-K”) (SEC File No. 1-5313).

(4)(a)(i)*	Officers’ Certificate, dated January 24, 1991, filed as Exhibit (4)(a)(i) to the 2000 Form 10-K (SEC File No. 1-5313).

(4)(a)(ii)*	Officers’ Certificate, dated December 12, 1991, filed as Exhibit (4)(a)(ii) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2001 (“2001 Form 10-K”) (SEC File No. 1-5313).

(4)(a)(iii)*	First Supplemental Indenture, dated as of February 3, 2006, amending Exhibit (4)(a), filed as Exhibit (4)(a)(iii) to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 2005 (“2005 Form 10-K”).

(10)(a)[1]*	Potlatch Corporation Management Performance Award Plan, as amended effective December 2, 2004, filed as Exhibit (10)(a) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2004 (“2004 Form 10-K”).

(10)(b)(i)[1]*	Potlatch Forest Products Corporation Severance Program for Executive Employees, amended September 15, 2006 (successor to the Potlatch Severance Program for Executive Employees filed as Exhibit (10)(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005), filed as Exhibit (10)(b) to the Current Report on Form 8-K by the Registrant on September 21, 2006, and as further amended April 4, 2007 and filed as Exhibit (10)(b) to the Current Report on Form 8-K filed by the Registrant on April 5, 2007.

(10)(c)[1]*	Potlatch Corporation 2000 Stock Incentive Plan, adopted December 2, 1999, as amended effective December 29, 2005, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006, and as amended September 16, 2006, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

84   /   POTLATCH CORPORATION

(10)(c)(ii)[1]*	Form of employee Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002, 2003 and 2004, filed as Exhibit (10)(c)(i) to the 2001 Form 10-K (SEC File No. 1-5313).

(10)(c)(iii)[1]*	Form of outside director Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(ii) to the 2001 Form 10-K (SEC File No. 1-5313).

(10)(d)[1]*	Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(d)(i)[1]*	Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2003 (“2003 Form 10-K”).

(10)(g)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(h)[1]*	Potlatch Corporation Benefits Protection Trust Agreement, as amended and restated effective September 20, 2002, filed as Exhibit (10)(h) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended September 30, 2002; as further amended effective September 16, 2006 and filed as Exhibit (10)(h) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended September 30, 2006.

(10)(i)(i)[1]	Compensation of Outside Directors, effective as of January 1, 2008.

(10)(j)[1]*	Form of Indemnification Agreement with each director of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(j) to the 2001 Form 10-K (SEC File No. 1-5313).

(10)(j)(iv)[1]	Amendment No. 5 to Schedule A to Exhibit (10)(j).

(10)(k)[1]*	Form of Indemnification Agreement with certain officers of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(k) to the 2001 Form 10-K (SEC File No. 1-5313).

(10)(k)(iii)[1]	Amendment No. 8 to Schedule A to Exhibit (10)(k).

(10)(m)(i)[1]*	Form of Amendments, dated January 12, 1999, to outstanding employee Stock Option Agreements, filed as Exhibit (10)(m)(i) to the 2003 Form 10-K.

(10)(m)(ii)[1]*	Form of Amendment, dated December 29, 1998, to outstanding outside director Stock Option Agreements, filed as Exhibit (10)(m)(ii) to the 2003 Form 10-K.

(10)(n)[1]*	Potlatch Corporation 1995 Stock Incentive Plan, adopted December 7, 1995, as amended effective December 29, 2005, filed as Exhibit (10)(n) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006.

(10)(n)(iv)[1]*	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998, filed as Exhibit (10)(n)(iv) to the 2003 Form 10-K.

(10)(n)(v)[1]*	Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998, filed as Exhibit (10)(n)(v) to the 2003 Form 10-K.

(10)(n)(vi)[1]*	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999, 2000, 2001 and 2002, filed as Exhibit (10)(n)(vi) to the 2004 Form 10-K.

(10)(n)(vii)[1]*	Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999 and 2000, filed as Exhibit (10)(n)(vii) to the 2004 Form 10-K.

2007 FORM 10-K   /   85

(10)(o)*	Amended and Restated Credit Agreement, dated as of December 22, 2005, filed as Exhibit (10)(o) to the Current Report on Form 8-K filed by Original Potlatch on December 27, 2005.

(10)(o)(i)*	First Amendment dated February 20, 2007 to the Amended and Restated Credit Agreement dated as of December 22, 2005, filed as Exhibit (10)(o)(i) to the Quarterly Report on Form 10-Q filed by the Registrant on October 29, 2007.

(10)(o)(ii)*	Amended Schedule 2.01 effective August 1, 2007, to the Amended and Restated Credit Agreement dated as of December 22, 2005, filed as Exhibit (10)(o)(ii) to the Quarterly Report on Form 10-Q filed by the Registrant on October 29, 2007.

(10)(p)[1]*	Form of Performance Share Agreement for the Potlatch Corporation 2000 Stock Incentive Plan, together with the Addendum thereto as used for performance share awards granted in December 2003, 2004 and 2005, filed as Exhibit (10)(q) to the 2003 Form 10-K.

(10)(q)[1]*	Employment Agreement, effective February 6, 2006, between Original Potlatch, the Registrant and Michael J. Covey, filed as Exhibit 10(q) to the 2005 Form 10-K, and Addendum to Employment Agreement dated December 1, 2006, between Potlatch Corporation and Michael J. Covey, filed as Exhibit 10(q) to the Current Report on Form 8-K filed by the Registrant on December 7, 2006.

(10)(q)(i)[1]*	Restricted Stock Unit Agreement (2005 Stock Incentive Plan), together with the Addendum thereto, effective February 6, 2006, between the Registrant and Michael J. Covey, filed as Exhibit (10)(q)(1) to the 2005 Form 10-K.

(10)(q)(ii)[1]*	Performance Share Agreement (2005 Stock Incentive Plan), together with the Addendum thereto, effective February 6, 2006, between the Registrant and Michael J. Covey, filed as Exhibit (10)(q)(ii) to the 2005 Form 10-K.

(10)(r)[1]*	Potlatch Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(r)(i)[1]*	Form of Restricted Stock Unit Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for restricted stock unit awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(i) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006.

(10)(r)(ii)[1]*	Form of Performance Share Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for performance share awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(ii) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended on January 17, 2007, to be used for performance share awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(ii) to the Current Report on Form 8-K filed by the Registrant on January 19, 2007.

(10)(r)(iii)[1]*	Potlatch Corporation Management Performance Award Plan II, adopted September 16, 2006, filed as Exhibit (10)(r) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006, and as amended April 4, 2007 and filed as Exhibit (10)(r) to the Current Report on Form 8-K filed by the Registrant on April 5, 2007.

(10)(s)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors II, adopted September 16, 2006, filed as Exhibit (10)(s) to the Current Report on Form 8-K by the Registrant on September 21, 2006.

(10)(t)[1]*	Potlatch Forest Products Corporation Salaried Employees Supplemental Benefits Plan II, adopted September 15, 2006 (successor to the Potlatch Corporation Salaried Employees Supplemental Benefits Plan filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2005), filed as Exhibit (10)(t) to the Current Report on Form 8-K by the Registrant on September 21, 2006, and as further amended April 4, 2007 and filed as Exhibit (10)(t) to the Current Report on Form 8-K filed by the Registrant on April 5, 2007.

86   /   POTLATCH CORPORATION

(10)(u)[1]*	Retirement Agreement, dated June 4, 2007, between Potlatch Forest Products Corporation and Gerald L. Zuehlke, filed as Exhibit (10)(u) to the Quarterly Report on Form 10-Q filed by the Registrant on July 30, 2007.

(10)(v)[1]*	Offer Letter, dated May 21, 2007, between Potlatch Forest Products Corporation and Eric J. Cremers, filed as Exhibit (10)(v) to the Quarterly Report on Form 10-Q filed by the Registrant on July 30, 2007.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Potlatch Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.

[1]	Management contract or compensatory plan, contract or arrangement.

2007 FORM 10-K   /   87