Form 10-Q
period 2008-03-31
POTLATCH CORP
filed 2008-04-28
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of March 31, 2008 was 39,390,138.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.

Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues	$417,397	$370,303

Costs and expenses:
Depreciation, depletion and amortization	19,229	18,734
Materials, labor and other operating expenses	347,771	319,915
Selling, general and administrative expenses	25,731	20,809
Restructuring charge	—	2,797

	392,731	362,255

Earnings from continuing operations before interest and taxes	24,666	8,048
Interest expense	(8,531)	(7,551)
Interest income	328	301

Earnings from continuing operations before taxes	16,463	798
Income tax benefit	(7,489)	(5,022)

Earnings from continuing operations	23,952	5,820

Discontinued operations:
Loss from discontinued operations (including losses on disposal of $19,100 in 2008 and $35,829 in 2007)	(22,449)	(38,674)
Income tax benefit	(8,755)	(3,078)

	(13,694)	(35,596)

Net earnings (loss)	$10,258	$(29,776)

Other comprehensive income, net of tax
Defined benefit pension and other postretirement employee benefit plans:
Amortization of actuarial loss included in net periodic cost, net of tax of $963 in 2008 and $1,116 in 2007	$1,507	$1,746
Amortization of prior service credit included in net periodic pension cost, net of tax of $(167) in 2008 and $(38) in 2007	(262)	(59)
Curtailment loss, net of tax of $507 in 2008	793	—

Other comprehensive income, net of tax	2,038	1,687

Comprehensive income (loss)	$12,296	$(28,089)

Earnings per common share from continuing operations:
Basic	$0.61	$0.15
Diluted	0.61	0.15
Loss per common share from discontinued operations:
Basic	(0.35)	(0.91)
Diluted	(0.35)	(0.91)
Net earnings (loss) per common share:
Basic	0.26	(0.76)
Diluted	0.26	(0.76)
Distributions per common share (annual rate)	2.04	1.96
Average shares outstanding (in thousands):
Basic	39,316	38,948
Diluted	39,536	39,166

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

Unaudited (Dollars in thousands - except per-share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$6,375	$9,047
Short-term investments	27,869	22,289
Receivables, net	124,165	114,260
Inventories	154,927	169,396
Prepaid expenses	19,140	18,967
Assets held for sale	3,098	—

Total current assets	335,574	333,959

Land, other than timberlands	8,250	8,549
Plant and equipment, at cost less accumulated depreciation	481,583	510,776
Timber, timberlands and related deposits, net	571,950	534,513
Pension assets	111,974	108,435
Other assets	21,452	20,972

	$1,530,783	$1,517,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$409	$209
Current notes payable	140,000	110,300
Accounts payable and accrued liabilities	170,218	174,198

Total current liabilities	310,627	284,707

Long-term debt	320,910	321,301
Liability for pensions and other postretirement employee benefits	262,944	261,956
Other long-term obligations	19,403	18,923
Deferred taxes	47,137	51,981
Stockholders’ equity	569,762	578,336

	$1,530,783	$1,517,204

Stockholders’ equity per common share	$14.46	$14.73
Working capital	$24,947	$49,252
Current ratio	1.1:1	1.2:1

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings (loss)	$10,258	$(29,776)
Adjustments to reconcile net earnings (loss) to net operating cash flows from continuing operations:
Loss from discontinued operations	2,043	2,540
Loss on disposal of discontinued operations	11,651	33,056
Depreciation, depletion and amortization	19,229	18,734
Proceeds from sales deposited with a like-kind exchange intermediary	(19,042)	(2)
Basis of real estate sold	3,134	11
Deferred taxes	(6,147)	(1,345)
Equity-based compensation expense	1,403	1,475
Employee benefit plans	(763)	(2,671)
Other	54	140
Working capital changes	9,695	21,036
Excess tax benefit from share-based payment arrangements	(1,393)	(798)
Income tax benefit related to stock issued in conjunction with stock compensation plans	77	875

Net cash provided by operating activities from continuing operations	30,199	43,275

CASH FLOWS FROM INVESTING
Change in short-term investments	13,462	5,888
Additions to plant and properties	(20,863)	(21,364)
Deposits on timberlands	(27,328)	(43,521)
Other, net	(620)	(325)

Net cash used for investing activities from continuing operations	(35,349)	(59,322)

CASH FLOWS FROM FINANCING
Change in book overdrafts	(4,498)	(4,052)
Increase in notes payable	29,700	35,000
Issuance of common stock	316	3,367
Repayment of long-term debt	(191)	(140)
Distributions to common stockholders	(20,087)	(19,120)
Excess tax benefit from share-based payment arrangements	1,393	798
Other, net	(2,521)	(1,913)

Net cash provided by financing activities from continuing operations	4,112	13,940

Cash flows from continuing operations	(1,038)	(2,107)
Cash flows of discontinued operations:
Operating cash flows	(1,649)	971
Investing cash flows	15	(332)
Financing cash flows	—	—

Decrease in cash	(2,672)	(1,468)
Cash at beginning of period	9,047	7,759

Cash at end of period	$6,375	$6,291

Net interest payments (net of amounts capitalized) for the three months ended March 31, 2008 and 2007 were $1.8 million and $0.6 million, respectively. Net income tax payments (refunds) for the three months ended March 31, 2008 and 2007 were $(4.1) million and $13.5 million, respectively.

Not included in additions to plant and properties for the three months ended March 31, 2008 and 2007, are non-cash transactions totaling $25.2 million and $6.7 million, respectively, for the purchase of timberlands.

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Unaudited (Dollars in thousands)

NOTE 1.

General

For purposes of this report, any reference to “Potlatch,” “the company,” “we,” “us,” and “our” means Potlatch Corporation and all of its wholly owned subsidiaries, except where the context indicates otherwise.

Potlatch is a real estate investment trust, or REIT, for federal income tax purposes. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily consists of income from the sale of standing timber. Our wholly owned taxable REIT subsidiary, Potlatch Forest Products Corporation, or Potlatch TRS, holds substantially all of our non-timberland assets, consisting primarily of our manufacturing facilities engaged in the production of wood products, pulp and paperboard and tissue products; assets used for the harvesting of timber and the sale of logs; and selected land parcels that we expect will be sold or developed for higher and better use purposes.

The accompanying Condensed Balance Sheets at March 31, 2008 and December 31, 2007 and the Statements of Operations and Comprehensive Income and the Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.

On March 27, 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill is expected to permanently cease operations in May 2008. As a result, the Prescott operation has been classified as “discontinued operations” in the financial statements for the three months ended March 31, 2008. Comparative amounts for 2007 have been reclassified to conform to the 2008 presentation.

On March 30, 2007, we entered into a definitive agreement for the sale of our hybrid poplar tree farm in Boardman, Oregon. The sale was completed in May 2007. As a result, the Boardman operation was classified as “discontinued operations” in the financial statements for the three months ended March 31, 2007.

Except for adjustments to the carrying value of the Prescott and Boardman operations, made in conjunction with the closure and sale announcements, respectively, and pursuant to Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all adjustments were of a normal recurring nature. There were no material nonrecurring adjustments.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 20, 2008.

NOTE 2.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 (as amended by FSP FAS No. 157-2) is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities, and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In November 2007, the effective date was partially deferred by the FASB for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair market value in the financial statements on a nonrecurring basis. With the exception of the deferred portion of SFAS No. 157, we adopted this Statement effective January 1, 2008, which did not have a material effect on our financial condition and results of operations. We are currently reviewing the deferred portion of this Statement to determine what effect, if any, it will have on our financial condition and results of operations.

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

In December 2007, the FASB also issued SFAS No. 141 (Revised 2007), “Business Combinations.” This revised Statement, which we refer to as SFAS No. 141R, is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will have an impact on income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Adoption of this Statement is not expected to have a material effect on our financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently reviewing this Statement to determine what effect, if any, it will have on our financial condition and results of operations.

NOTE 3.

Income Taxes

As a REIT, if we meet certain requirements, we generally will not be subject to federal corporate income taxes on our ordinary and capital gains income from our real estate investments that we distribute to our shareholders. We will, however, be subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) with respect to the sale of any real property owned at such date by the REIT within the first ten years following conversion. The built-in gains tax is eliminated or deferred if sale proceeds are reinvested in like-kind property in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sales agreement.

We will continue to incur federal and state corporate income taxes on earnings from our manufacturing operations and real estate activities conducted by Potlatch TRS. For the three months ended March 31, 2008 and 2007, we recorded income tax benefits of $7.5 million and $5.0 million, respectively, related to continuing operations. The income tax benefits for the first quarters of 2008 and 2007 were due to pre-tax losses for Potlatch TRS.

Our federal income tax returns from 1995 through 2004 have been examined by the Internal Revenue Service, and the resulting deficiency was paid in 2007. We filed amended state tax returns reflecting the federal adjustments from 1995 through 2004 and paid any additional taxes due.

A review of the company’s tax positions at March 31, 2008, pursuant to the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” indicates that no uncertain tax positions were taken during the first quarter of 2008, and no new information is available that would require derecognition of previously taken positions.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the quarters ended March 31, 2008 and 2007, respectively, we reflected less than $0.1 million and approximately $0.2 million in interest and penalties. At March 31, 2008 and December 31, 2007, we had less than $0.1 million and approximately $0.1 million, respectively, accrued for the payment of interest and penalties.

NOTE 4.

Restructuring Charge

In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. The charge represented estimated severance benefit costs for 35 employees. As of March 31, 2007, approximately $2.3 million related to this charge had been expended. There were no restructuring charges in the first quarter of 2008.

NOTE 5.

Discontinued Operations

On March 27, 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill is expected to continue processing its remaining inventory of logs and permanently cease operations in May 2008, affecting approximately 182 employees. As a result of this pending closure, we recorded an after-tax charge of $11.7 million in the first quarter of 2008. The charge represents estimated costs associated with the adjustment of assets to estimated salvage value, as well as approximately $1.1 million in severance benefits, approximately $0.8 million associated with the curtailment of the hourly defined benefit pension plan for the Prescott employees, and approximately $0.1 million in other costs associated with the closure, none of which had been paid as of March 31, 2008. For the three months ended March 31, 2008 and 2007, after-tax operating losses of $2.0 million and $0.4 million, respectively, which were previously included in the operating results of our Wood Products segment, are classified as discontinued operations in the Statements of Operations and Comprehensive Income. Revenues for the Prescott operation, which were previously included in our Wood Products segment revenues, were $13.3 million and $15.9 million for the three months ended March 31, 2008 and 2007, respectively.

The assets of the Prescott lumber mill are presented in the Condensed Balance Sheets under the caption “Assets held for sale” at March 31, 2008. Included in the “Assets held for sale” amount are the estimated net realizable value of storeroom inventories and the estimated net salvage value of property, plant and equipment. All other assets, consisting of receivables and log and lumber inventories, are not included in “Assets held for sale,” as they are expected to be fully realized. There are no liabilities associated with the Prescott assets held for sale.

In March 2007, we announced the sale of our hybrid poplar tree farm in Boardman, Oregon, for $65 million in cash. The sale was completed in May 2007. We applied a large portion of the proceeds from this sale to our acquisition in the first quarter of 2007 of 76,000 acres of timberlands in Wisconsin through a tax-efficient Internal Revenue Code section 1031 like-kind exchange. As a result of the announcement of the sale, we recorded an after-tax charge of $33.1 million for the three months ended March 31, 2007. The charge represented estimated costs associated with the adjustment of the carrying value of the assets involved in the sale to fair market value, as well as approximately $0.4 million in severance benefits and approximately $0.1 million in transaction and other costs associated with the sale. Excluding the loss on disposal, the Boardman operation recorded an after-tax operating loss of $2.1 million for the first quarter of 2007. Revenues for the Boardman operation were $1.7 million for the three months ended March 31, 2007.

NOTE 6.

Like-Kind Exchanges

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

We use a qualified intermediary to facilitate LKE transactions. Proceeds from forward transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. Proceeds from reverse transactions are not restricted because the funds are not subject to risk, earn interest and are available upon demand; therefore, these proceeds are included in short-term investments. In the case of reverse transactions in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a long-term asset and included in “Timber, timberlands and related deposits, net” in our Condensed Balance Sheets and as “Deposits on timberlands” in the investing activities section of our Condensed Statements of Cash Flows. Amounts deposited with a third party towards the potential future purchase of property that are not matched with LKE sales are also included in “Timber, timberlands and related deposits, net” in our Condensed Balance Sheets and as “Deposits on timberlands” in our Condensed Statements of Cash Flows.

At March 31, 2008 and December 31, 2007, respectively, we had $1.8 million and $8.1 million of proceeds from land sales deposited with a qualified LKE intermediary and classified as short-term investments in the Condensed Balance Sheets. These proceeds, when received by the qualified intermediary, are included as non-cash adjustments to net earnings from continuing operations in the Condensed Statements of Cash Flows.

NOTE 7.

Earnings per Common Share

Earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in calculating the basic and diluted earnings per share from continuing operations:

(Dollars in thousands - except per-share amounts)	Three Months Ended March 31,
	2008	2007
Earnings from continuing operations	$23,952	$5,820

Basic average common shares outstanding	39,316,414	38,948,352
Incremental shares due to:
Common stock options	61,752	99,604
Performance shares	135,227	107,901
Restricted stock units	23,039	10,128

Diluted average common shares outstanding	39,536,432	39,165,985

Basic earnings per common share from continuing operations	$0.61	$0.15

Diluted earnings per common share from continuing operations	$0.61	$0.15

For the three months ended March 31, 2008, 60,994 performance shares, 15,579 restricted stock units and options to purchase 112,934 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the three months ended March 31, 2007, 3,000 performance shares and options to purchase 192,652 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE 8.

Equity-Based Compensation

At March 31, 2008, we had three stock incentive plans, the 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. All of these plans have received stockholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At March 31, 2008, no shares were available for future use under the 1995 Stock Incentive Plan, while approximately 114,800 and 829,600 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. All exercises of stock options or distributions upon settlement of performance share awards or RSU awards are made through the issuance of new shares.

During the three months ended March 31, 2008, we recorded equity-based compensation expense of $1.4 million, of which $1.2 million related to performance shares and $0.2 million related to RSUs. We recorded equity-based compensation expense of $1.5 million for the three months ended March 31, 2007, of which $1.4 million related to performance shares and $0.1 million related to RSUs. The net income tax benefit recognized in the Statements of Operations and Comprehensive Income for equity-based compensation expense totaled $0.5 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.

Directors of the company can each elect to defer compensation in the form of stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of the company’s common stock. We recorded director deferred expense totaling $0.4 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.

As required by SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R), $1.4 million and $0.8 million of cash flows for the three months ended March 31, 2008 and 2007, respectively, representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized, have been classified as a financing cash inflow and an operating cash outflow in the Condensed Statements of Cash Flows.

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, vested over the two-year period from the grant date and expire not later than 10 years from the date of grant. No new stock options were granted in 2008 or 2007.

A summary of outstanding stock options and changes during the three months ended March 31, 2008, is presented below:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	509,284	$25.08
Shares exercised	(12,468)	25.34	$196

Outstanding and exercisable at March 31	496,816	25.08	8,045

There were no unvested stock options outstanding during the three months ended March 31, 2008. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2007 was $2.6 million.

The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$15.8849 to $ 19.0779	97,495	4.30 years	$17.43
$21.3279 to $ 25.1112	215,871	3.92 years	22.31
$27.5226 to $ 35.4393	183,450	4.74 years	32.40

$15.8849 to $ 35.4393	496,816	4.30 years	25.08

Cash received from stock option exercises for the three months ended March 31, 2008 and 2007 was $0.3 million and $3.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively.

PERFORMANCE SHARES

Performance share awards granted under the stock incentive plans have a three-year performance period, and shares are issued at the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0% - 200%. Performance share awards granted under our stock incentive plans do not represent common stock, and therefore the holders do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive dividend equivalents at the time of payment equal to the distributions that would have been paid on the shares earned had the recipient owned the shares during the three-year period.

Due to the adoption of SFAS No. 123R, the fair value of all performance share awards after January 1, 2006, is estimated using a Monte Carlo simulation model. For the purpose of recognizing compensation expense, performance share awards granted prior to the adoption of SFAS No. 123R are valued at the market value of the company’s stock at the date of grant.

A summary of outstanding performance share awards as of March 31, 2008, and changes during the first quarter is presented below:

(Dollars in thousands)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	244,933	$50.80
Granted	91,491	52.75
Forfeited	(10,669)	50.26

Unvested shares outstanding at March 31	325,755	51.37	$12,408

As of March 31, 2008, there was $8.7 million of unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.7 years. The actual tax benefit realized from the tax deduction for performance shares issued totaled $1.3 million for the three months ended March 31, 2008.

RESTRICTED STOCK UNITS

Our 2005 Stock Incentive Plan also allows for awards to be issued in the form of RSUs. During 2008 and 2007, certain officers and other select employees of the company were granted RSU awards that will accrue dividend equivalents based on distributions paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The terms of certain of the awards state that 20% of the RSUs vest on each of the first and second anniversaries of the grant date of the awards, with the remaining 60% vesting on the third anniversary. The terms of certain other RSUs provide for vesting of such RSUs upon the expiration of a set period of approximately three years.

A summary of the status of outstanding RSU awards as of March 31, 2008, and changes during the first quarter, is presented below:

(Dollars in thousands)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	31,875	$48.84
Granted	25,369	41.43
Vested	(5,780)	51.95
Forfeited	(575)	41.38

Unvested shares outstanding at March 31	50,889	44.87	$1,965

For RSU awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards vested during the period was $0.3 million, using the grant date market price of our common stock.

As of March 31, 2008, there was $1.5 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 2.1 years.

NOTE 9.

Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Raw materials	$63,791	$65,517
Finished goods	91,136	103,879

	$154,927	$169,396

NOTE 10.

Pension and Other Postretirement Employee Benefit Plans

The following table details the components of net periodic costs (benefit) of our pension and other postretirement employee benefit plans for the three months ended March 31, 2008 and 2007:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$2,836	$3,002	$684	$716
Interest cost	9,439	8,567	4,325	4,079
Expected return on plan assets	(15,427)	(15,605)	—	—
Amortization of prior service cost (credit)	513	547	(942)	(644)
Amortization of actuarial loss	1,018	1,304	1,452	1,558

Net periodic cost (benefit)	$(1,621)	$(2,185)	$5,519	$5,709

The pension benefits presented above do not include a $1.3 million pre-tax charge related to the closure of the Prescott lumber mill. The amount is included in “Loss from discontinued operations” in the Statements of Operations and Comprehensive Income for the three months ended March 31, 2008.

Of the $2.0 million reported as “Other comprehensive income, net of tax,” on our Statements of Operations and Comprehensive Income for the three months ended March 31, 2008, $1.7 million and $0.3 million related to our defined benefit pension and other postretirement employee benefit plans, respectively.

As discussed in the notes to our financial statements for the year ended December 31, 2007, no minimum contributions to our qualified pension plans are estimated for 2008 due to the funded status of those plans at December 31, 2007. However, we estimate contributions will total approximately $1.7 million in 2008 for our non-qualified pension plan. As of March 31, 2008, $0.4 million of contributions had been made. No change to the original estimate is anticipated. We do not anticipate funding our postretirement employee benefit plans in 2008 except to pay benefit costs as incurred during the year by plan participants.

NOTE 11.

Contingencies

The following updates information included in the 2007 Annual Report on Form 10-K:

Beginning in February 2006, a series of private antitrust lawsuits were filed against us and certain other manufacturers of oriented strand board (OSB) by plaintiffs who claim they purchased OSB at artificially high prices. The cases were consolidated into two Consolidated Amended Class Action Complaints in the United States District Court for the Eastern District of Pennsylvania under the caption In Re OSB Antitrust Litigation, one on behalf of direct purchasers of OSB and the other on behalf of indirect purchasers. The complaints allege that the defendant OSB manufacturers violated federal and state antitrust laws by purportedly conspiring from mid-2002 to the present to drive up the price of OSB. The consolidated indirect purchaser complaint also alleges that defendants violated various states’ unfair competition laws and common law. Each consolidated complaint seeks an unspecified amount of monetary damages to be trebled as provided under the antitrust laws and other relief. The court certified a nationwide class of direct purchasers who bought OSB structural panel products directly from one of the defendants during the period from June 1, 2002 to February 24, 2006. It also certified a nationwide class of indirect purchaser end users who purchased new OSB manufactured or sold by one of the defendants during the same time period; this class excludes persons who only bought OSB that was incorporated into a house or other structure. The claims of the nationwide indirect purchaser class are limited to injunctive relief. However, the court also certified a multistate class of indirect purchasers in 17 states whose members may recover compensation as allowed by state law. Although we vigorously deny any wrongdoing, on March 28, 2008, we tentatively settled the claims of the direct purchaser class for $2.7 million, solely in order to avoid the further expense and burden of the ongoing litigation. On April 17, 2008, we tentatively settled the indirect purchaser class action claims for an immaterial amount. We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004.

NOTE 12.

Segment Information

(Dollars in thousands)
	Three Months Ended March 31,
	2008	2007
Segment Revenues
Resource	$60,755	$59,266

Real Estate	21,140	93

Wood Products
Lumber	58,024	74,525
Plywood	14,085	13,636
Particleboard	4,428	4,916
Other	11,556	10,191

	88,093	103,268

Pulp and Paperboard
Paperboard	150,702	130,776
Pulp	26,030	20,124
Other	298	262

	177,030	151,162

Consumer Products	121,043	110,252

	468,061	424,041
Elimination of intersegment revenues	(50,664)	(53,738)

Total consolidated revenues	$417,397	$370,303

Intersegment revenues or transfers
Resource	$31,101	$32,419
Wood Products	6,000	5,412
Pulp and Paperboard	13,534	15,882
Consumer Products	29	25

Total	$50,664	$53,738

Operating Income (Loss)
Resource	$17,220	$13,160
Real Estate	16,664	(367)
Wood Products	(10,081)	2,817
Pulp and Paperboard	11,034	(6,029)
Consumer Products	3,345	4,775
Eliminations	995	4,947

	39,177	19,303
Corporate	(22,714)	(18,505)

Earnings from continuing operations before taxes	$16,463	$798

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, cash flows, distributions, compliance with REIT tax rules, costs, manufacturing output, capital expenditures, a potential spin-off of our pulp-based businesses, timber harvest levels, future land sales, like-kind exchanges and tax consequences, and other timber supply issues. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect management’s current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to:

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

OVERVIEW

Potlatch owns approximately 1.7 million acres of forestland in Arkansas, Idaho, Minnesota and Wisconsin, and operates 12 manufacturing facilities that produce lumber and panel products and bleached pulp products, including paperboard and tissue. We also conduct a real estate sales and development business.

On April 17, 2008, we announced that our Board of Directors has authorized management to evaluate a potential spin-off of our pulp-based manufacturing businesses, which would include our Consumer Products and our Pulp and Paperboard segments. Also included in the potential spin-off would be our Lewiston, Idaho lumber mill because it occupies the same site as our pulp-based operations in Lewiston. The study is just underway, and if pursued, we expect the spin-off would be completed by year-end.

As discussed in Note 5, on March 27, 2008, we announced the permanent closure of our Prescott, Arkansas, lumber mill due to poor market conditions. The mill is expected to permanently cease operations in May 2008. In May 2007, we sold our hybrid poplar tree farm in Boardman, Oregon, for $65.0 million in cash. These operations are classified as discontinued operations in the periods covered by this report.

As of March 31, 2008, our business was organized into five segments:

•

The Resource segment consists of substantially all of our timberlands, as well as those assets necessary to manage these timberlands. The primary business of the segment is the management of our timberlands to optimize the value of all possible revenue-producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include, but are not limited to, planting trees, harvesting trees, building and maintaining roads, development of management plans and recreation lease management. For the first three months of 2008, Resource segment net revenues were $60.8 million, representing approximately 13% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $31.1 million for the period.

In September 2007, we entered into agreements to acquire approximately 179,000 acres of timberland in Idaho for approximately $215 million. We completed the acquisition of the timberland in two separate transactions, with the first closing in September 2007 and the second closing, of approximately 34,000 acres for $51.4 million, in January 2008.

In January 2007, we completed the acquisition of 76,000 acres of prime timberland in Wisconsin for $64.5 million. The purchase of the Wisconsin timberlands was matched with sales of our own lands, primarily the hybrid poplar tree farm in Boardman, Oregon, for section 1031 like-kind exchange purposes.

•

The business of the Real Estate segment consists of the sale of selected non-strategic timberland real estate, including sales of land for higher and better use purposes, and the acquisition of timberlands. Results for this segment depend on the timing of closing of transactions for those non-strategic property sales. This segment also engages in land development activities through Potlatch TRS. Real Estate segment net revenues for the first three months of 2008 were $21.1 million, which represented approximately 4% of our net revenues from continuing operations. The segment did not have intersegment revenues during the period.

•

The Wood Products segment manufactures lumber, plywood and particleboard at seven mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment net revenues were $88.1 million for the first three months of 2008, representing approximately 19% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $6.0 million for the period.

•

The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment net revenues were $177.0 million for the first three months of 2008, representing approximately 38% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $13.5 million for the period.

•

The Consumer Products segment manufactures tissue products primarily sold on a private label basis to major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and one additional tissue converting facility located in Illinois. Consumer Products segment net revenues were $121.0 million for the first three months of 2008, representing approximately 26% of our net revenues from continuing operations, before elimination of intersegment revenues. The segment did not have significant intersegment revenues during the period.

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

Our results of operations and cash flows can be materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors affecting demand, such as changes in economic conditions, construction activity levels, interest rates, population growth and weather conditions, as well as changes in timber supply and other factors. All of these factors can vary by region and by timber type, such as saw logs or pulpwood logs. In 2008, we expect overall average pricing for our timber to decline by approximately 10% compared to 2007.

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

On a short-term basis, our timber harvest levels may be impacted by factors such as demand for timber and harvesting capacity. In 2007, due to rebounding prices, we significantly increased the harvest from our Southern region timberlands, primarily to offset deferred harvest levels in 2006. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands and sales of existing timberlands. In addition, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.

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

Our manufacturing businesses are capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors may currently be lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases. Beginning in early March of 2008, our Gwinn, Michigan lumber mill was shut down for nine days due to a weather-related log shortage. Following the downtime, the lumber mill has been operating one shift a day, compared to two shifts a day prior to the downtime. Our Post Falls, Idaho particleboard plant was shut down for nearly three weeks in February 2008 due to a fiber shortage caused by sawmill curtailments resulting from the depressed lumber market. For the periods presented in this Form 10-Q, no downtime was taken at any of our facilities associated with our continuing operations due to an inability to cover variable costs. The profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results can be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Energy costs, which have become one of our most volatile operating expenses over the past several years, have an impact on almost every aspect of our operations, from natural gas used at our manufacturing facilities to freight surcharges. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases, and therefore such increased costs could adversely affect our operating results. We have taken steps through conservation and internal electrical production to reduce our exposure to both the volatile spot market for energy and to rate increases by regulated utilities. Our energy costs in future periods will depend principally on our ability to continue to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage. To help mitigate the exposure to market risk for changes in natural gas commodity pricing, we occasionally use firm-price contracts to supply a portion of our natural gas requirements.

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

Changes in our timberland holdings and manufacturing capacity, primarily as a result of capital spending programs, asset purchases and dispositions, and facility closures, have affected our results of operations in recent periods. In January 2007, we purchased approximately 76,000 acres of timberlands in Wisconsin. In May 2007, we completed the sale of our hybrid poplar tree farm in Boardman, Oregon. In September 2007, we entered into agreements to acquire approximately 179,000 acres of timberland in Idaho. We completed the acquisition of the timberland in two separate transactions, with the first closing in September 2007 and the second closing in January 2008. On March 27, 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions, with operations there expected to cease in May 2008. These changes have affected or will affect our levels of net revenues and expenses, as well as the comparability of our operating results from period to period.

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

Among the reasons for our REIT conversion is that we are better able to compete for acquisitions of timberlands against other entities that use tax-efficient structures. It is uncertain whether any timberland acquisitions we make will perform in accordance with our expectations. In addition, we anticipate financing acquisitions through Internal Revenue Code section 1031 like-kind exchanges, cash from operations, borrowings under our credit facility, or proceeds from equity or debt offerings. Our inability to finance future acquisitions on favorable terms or the failure of any acquisition to perform as we expect could harm our results of operations.

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are discussed on pages 50-56 of our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported financial position and operating results of the company. Management believes the accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

Long-lived assets. Due to the capital-intensive nature of our business, a significant portion of our total assets are invested in our timber and timberlands and our manufacturing facilities. Also, the cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-lived assets are a material component of our financial position with the potential for material change in valuation if assets are determined to be impaired. We account for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs (revenues, costs and capital spending) are subject to frequent change for many different reasons, including the reasons previously described above under “Factors Influencing our Results of Operations and Cash Flows.” Because of the number of variables involved, the interrelationship between the variables and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions, and operations are reviewed, as appropriate, for impairment using the most current data available. To date, this process has not resulted in an impairment charge for any of our assets associated with our continuing operations.

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

Restructuring charges and discontinued operations. In January 2007, we recorded a charge for a restructuring of our Resource segment. On March 30, 2007, we entered into a definitive agreement to sell our hybrid poplar tree farm in Boardman, Oregon. The sale was completed in the second quarter of 2007. On March 27, 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions, with operations there expected to cease in May 2008. These events required us to record estimates of liabilities for employee benefits and other costs at the time of the events. In making these judgments, we considered contractual obligations, legal liabilities and possible incremental costs incurred as a result of restructuring transactions to determine liability. Our estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences.

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

Note 12 to our 2007 Form 10-K consolidated financial statements included information for the three years ended December 31, 2007, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2007 and 2006. Note 10, “Pension and Other Postretirement Employee Benefit Plans,” of this Form 10-Q, includes information on the components of pension and OPEB expense for the three months ended March 31, 2008 and 2007.

The discount rate used in the determination of pension benefit obligations and pension expense is a weighted average benchmark rate based on high-quality fixed income investment interest rates, as well as the amount and timing of expected benefit payments. At December 31, 2007 and 2006, we calculated obligations using discount rates of 6.40% and 5.85%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The assumed long-term rates of return on pension plan assets used for the years ended December 31, 2007 and 2006 were 9.0% and 9.5%, respectively. Over the past 30 years, the period we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 11%.

Total periodic pension plan income in 2007 was $8.3 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would increase pension plan income, and conversely, a decrease in either of these measures would decrease plan income. As an indication of the sensitivity that pension income has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan income by approximately $1.4 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan income by approximately $1.7 million. The actual rates on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.

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

For our OPEB plans, expense for 2007 was $19.3 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 6.40% and 5.85% at December 31, 2007 and 2006, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2007 was a 10% increase over the previous year, with the rate of increase scheduled to decline one percent annually to a long-term ultimate rate increase assumption of 6% for 2011 and thereafter.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan expense by approximately $0.5 million. A 1% change in the assumption for health care cost trend rates would have affected 2007 plan expense by approximately $1.6 – $1.9 million and the total postretirement employee obligation by approximately $21.4 – $25.0 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Statements of Operations and Comprehensive Income. The expense is allocated to all business segments. At March 31, 2008, and December 31, 2007, long-term assets are recorded for overfunded plans and liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 to our 2007 Form 10-K consolidated financial statements for further discussion.

RESULTS OF OPERATIONS

As noted above, our business is organized into five reporting segments: Resource; Real Estate; Wood Products; Pulp and Paperboard; and Consumer Products. Sales or transfers between segments are recorded as intersegment revenues based on prevailing market prices. Because of the role of the Resource segment in supplying our manufacturing segments with wood fiber, intersegment revenues represent a significant portion of the Resource segment’s total revenues. Intersegment revenues represent a substantially smaller percentage of revenues for our other segments.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” section below, each segment’s revenues are presented before elimination of intersegment revenues.

The following table sets forth period-to-period changes in items included in our Statements of Operations and Comprehensive Income for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007	Increase (Decrease)
Revenues	$417,397	$370,303	$47,094
Costs and expenses:
Depreciation, depletion and amortization	19,229	18,734	495
Materials, labor and other operating expenses	347,771	319,915	27,856
Selling, general and administrative expenses	25,731	20,809	4,922
Restructuring charge	—	2,797	(2,797)

Earnings from continuing operations before interest and taxes	24,666	8,048	16,618
Interest expense	(8,531)	(7,551)	980
Interest income	328	301	27
Income tax benefit	(7,489)	(5,022)	2,467

Earnings from continuing operations	23,952	5,820	18,132
Discontinued operations, net of tax	(13,694)	(35,596)	21,902

Net earnings (loss)	$10,258	$(29,776)	$40,034

Other comprehensive income, net of tax	2,038	1,687	351

Comprehensive income (loss)	$12,296	$(28,089)	$40,385

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Revenues – Total revenues from continuing operations of $417.4 million for the three months ended March 31, 2008, were $47.1 million higher than the $370.3 million recorded for the same period in 2007. Resource segment revenues increased $2.8 million to $29.7 million for the first quarter of 2008, primarily due to increased sales of logs to external customers in our Northern region, partially offset by lower log selling prices in our Northern region. Real Estate revenues were $21.1 million in the first quarter of 2008, $21.0 million higher than in the first quarter of 2007 due to significantly increased sales of land. Revenues from the Wood Products segment were $82.1 million for the first three months of 2008, compared to $97.9 million for the same period in 2007. The decrease was due to lower selling prices and decreased shipments of lumber. Pulp and Paperboard revenues increased to $163.5 million for the first quarter of 2008, compared to $135.3 million for the first quarter of 2007, due primarily to increased pulp and paperboard shipments and higher paperboard selling prices. Consumer Products revenues were $121.0 million for the first quarter of 2008, a $10.8 million increase compared to first quarter 2007 revenues of $110.2 million, due to increased shipments and higher selling prices.

Depreciation, depletion and amortization – For the three months ended March 31, 2008, depreciation, depletion and amortization totaled $19.2 million, compared to $18.7 million recorded in the first quarter of 2007.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased to $347.8 million for the first quarter of 2008, compared to $319.9 million recorded in the first quarter of 2007. The higher expenses in the first quarter of 2008 were primarily due to costs associated with increased shipments of paperboard and tissue, higher wood fiber, chemical and energy costs for the Pulp and Paperboard segment, higher freight, pulp and energy costs for the Consumer Products segment, and costs associated with additional sales of land.

Selling, general and administrative expenses – Selling, general and administrative expenses were $25.7 million for the first quarter of 2008, compared to $20.8 million for the first quarter of 2007. The increase was due primarily to $2.7 million recorded in the first quarter of 2008 for our tentative settlement with the direct purchaser plaintiffs in the OSB antitrust lawsuit, higher compensation-related expenses and higher legal expenses.

Restructuring charge – In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. The charge represented estimated severance benefit costs for 35 employees. There were no restructuring charges in the first quarter of 2008.

Interest expense – Interest expense totaled $8.5 million in the first quarter of 2008 compared to $7.6 million for the same period in 2007. The increase was due to increased borrowings outstanding under our unsecured bank credit facility during the first quarter of 2008 to fund a portion of the purchase of 179,000 acres of Idaho timberlands in September 2007 and January 2008.

Interest income – We recorded interest income of $0.3 million for both the first quarter of 2008 and 2007.

Income tax benefit – We recorded an income tax benefit related to our continuing operations of $7.5 million in the first quarter of 2008, compared to $5.0 million in the first quarter of 2007. The income tax benefits for both periods were due to pre-tax losses from Potlatch TRS.

Earnings from continuing operations – We recorded earnings from continuing operations of $24.0 million for the three months ended March 31, 2008, compared to $5.8 million for the three months ended March 31, 2007. The favorable results were primarily due to higher earnings from the Pulp and Paperboard, Real Estate and Resource segments, partially offset by lower results for the Wood Products segment.

Discontinued operations – On March 27, 2008, we announced the permanent closure of our Prescott, Arkansas, lumber mill due to poor market conditions. The mill is expected to continue processing its remaining inventory of logs and permanently cease operations in May 2008, affecting approximately 182 employees. For the first quarter of 2008, we recorded an after-tax loss of $11.7 million related to the Prescott mill closure. The charge represents estimated costs associated with the adjustment of assets to estimated salvage value, as well as approximately $1.1 million in severance benefits, approximately $0.8 million associated with the curtailment of the hourly defined benefit pension plan for the Prescott employees, and approximately $0.1 million in other costs associated with the closure. Excluding the loss on disposal, the Prescott operation recorded an after-tax operating loss of $2.0 million for the first quarter of 2008, compared to an after-tax loss of $0.4 million for the first quarter of 2007.

In the first quarter of 2007, we recorded an after-tax loss of $33.1 million for the adjustment of the assets of our hybrid poplar tree farm in Boardman, Oregon, to fair market value in association with the sale of the tree farm, which was announced in March 2007 and completed in May 2007. Excluding the loss on disposal, the Boardman operation recorded an after-tax operating loss of $2.1 million for the first quarter of 2007.

Other comprehensive income, net of tax – We recorded other comprehensive income, net of tax, of $2.0 million for the first quarter of 2008, compared to $1.7 million for the first quarter of 2007.

DISCUSSION OF BUSINESS SEGMENTS

The Resource segment reported operating income of $17.2 million for the first three months of 2008, an increase of $4.0 million compared to $13.2 million reported for the same period of 2007. Segment revenues were $60.8 million for the first quarter of 2008, compared to $59.3 million for the first quarter of 2007. The slightly higher revenues were primarily due to increased sales volumes from lands acquired in 2007, partially offset by lower overall log selling prices in our Northern region. Expenses for the segment were $43.6 million for the first three months of 2008, compared to $46.1 million in the first three months of 2007. The lower expenses were primarily due to a pre-tax restructuring charge of $2.8 million recorded in the first quarter of 2007.

The Real Estate segment reported operating income of $16.7 million for the first quarter of 2008, compared to an operating loss of $0.4 million for the first quarter of 2007. Revenues for the segment were $21.1 million for the first three months of 2008, compared to $0.1 million for the same period in 2007. The significantly higher revenues in the first quarter of 2008 were due to the sale of 29,018 acres of land, compared to only a few small land sales in the first quarter of 2007. The majority of the land sold in the first quarter of 2008 was non-core land located in Minnesota. A large portion of this land was not part of our previously announced 18,000 to 22,000 acres of land we expect to sell in 2008, but we were presented with an opportunity to sell this non-core land and were able to match it for section 1031 like-kind exchange purposes with land purchased in Idaho in 2007. Real Estate segment expenses were $4.4 million in the first quarter of 2008, compared to $0.5 million for the first quarter of 2007. The increased expenses were due to costs associated with the additional sales of land in the first quarter of 2008. Results for the segment depend on the timing of closing of transactions for properties we identify as having higher and better use values. Our goal is to utilize like-kind exchange transactions for tax efficiency whenever possible, thus maximizing cash flows. Therefore, we attempt to schedule closings of both sales and acquisitions, if possible, to occur at times when they would be most beneficial for tax efficiency.

The Wood Products segment reported an operating loss of $10.1 million for the first quarter of 2008, compared to operating income of $2.8 million recorded in the same period of 2007. Revenues for the segment were $88.1 million, compared to $103.3 million for the first quarter of 2007. Lumber revenues were $58.0 million in the first quarter of 2008, down from $74.5 million for the same period in 2007. The lower revenues were due to decreased shipments and lower selling prices. Our Gwinn, Michigan lumber mill took nine days of downtime in the first quarter of 2008 due to a weather-related log shortage. Following the downtime, the lumber mill has been operating one shift a day, compared to two shifts a day prior to the downtime. Plywood revenues totaled $14.1 million for the first three months of 2008, compared to $13.6 million for the first three months of 2007. The increase was due to higher selling prices, partially offset by decreased shipments. Particleboard revenues were $4.4 million for the first quarter of 2008, compared to $4.9 million for the same period in 2007. The lower revenues were due to decreased shipments and were partially offset by higher selling prices. Our Post Falls, Idaho particleboard plant was shut down for nearly three weeks in February 2008 due to a fiber shortage caused by sawmill curtailments resulting from the depressed lumber market. Other revenues for the segment, which consist primarily of by-products such as chips and residual logs, were $11.6 million for the first quarter of 2008, compared to $10.2 million for the first quarter of 2007. The increase in other revenues was due to the sale of residual logs in 2008, versus none sold by the segment in 2007. Segment expenses were $98.2 million for the first three months of 2008, $2.3 million lower than expenses of $100.5 million for the first three months of 2007. The decrease in expenses was primarily due to lower costs associated with decreased lumber shipments.

The Pulp and Paperboard segment reported operating income of $11.0 million for the first quarter of 2008, compared to an operating loss of $6.0 million for the first quarter of 2007. Revenues for the segment were $177.0 million for the first quarter of 2008, an increase of $25.8 million over the $151.2 million in revenues for the first quarter of 2007. Paperboard revenues increased to $150.7 million in the first quarter of 2008, from $130.8 million in the first quarter of 2007. The higher revenues were primarily due to increased shipments and higher selling prices. Pulp revenues were $26.0 million for the first three months of 2008, $5.9 million higher than the $20.1 million recorded in the same period of 2007 due primarily to increased shipments and higher selling prices. Expenses for the segment were $166.0 million for the first quarter of 2008, compared to $157.2 million for the same period in 2007. The increase in expenses was due primarily to costs associated with increased shipments of paperboard and pulp, and higher wood fiber, chemical and energy costs in the first quarter of 2008. These increased expenses were partially offset by reduced maintenance costs in the first quarter of 2008 when compared to the first quarter of 2007. Maintenance costs for the first quarter of 2007 included $9.2 million for a planned major maintenance outage.

The Consumer Products segment reported operating income of $3.3 million for the first three months of 2008, compared to $4.8 million for the first three months of 2007. Revenues for the segment were $121.0 million in the first quarter of 2008, $10.7 million higher than the $110.3 million recorded in the first quarter of 2007. The higher revenues were due to increased shipments and slightly higher selling prices. Segment expenses were $117.7 million for the first three months of 2008, compared to $105.5 million for the first three months of 2007. Costs associated with increased tissue shipments, as well as higher freight, pulp and energy costs, were largely responsible for the higher segment expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, our financial position included long-term debt of $321.3 million, including current installments on long-term debt of $0.4 million. Long-term debt at March 31, 2008 (including current installments) decreased $0.2 million from the $321.5 million balance at December 31, 2007. Stockholders’ equity for the first three months of 2008 decreased by $8.6 million due to a regular quarterly distribution to common stockholders of $20.1 million, partially offset by net income of $10.3 million. The ratio of long-term debt (including current installments) to stockholders’ equity was 0.56 to 1 at both March 31, 2008 and December 31, 2007.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2008, are as follows:

(Dollars in thousands)
2009	$100,410
2010	11
2011	5,011
2012	21,657
2013	8,413

Working capital totaled $24.9 million at March 31, 2008, a decrease of $24.4 million from the December 31, 2007 balance of $49.3 million. The significant changes in the components of working capital are as follows:

•

Notes payable totaled $140.0 million at March 31, 2008, compared to $110.3 million at December 31, 2007. The increase was primarily due to additional borrowings under our unsecured bank credit facility revolving line of credit in the first quarter of 2008 to partially fund the purchase of approximately 34,000 acres of timberland in Idaho for approximately $51.4 million.

•	Receivables increased by $9.9 million due primarily to an increase in income tax refunds receivable.

•	Inventories decreased by $14.5 million primarily due to lower log and tissue inventories.

Net cash provided by operating activities from continuing operations for the first three months of 2008 totaled $30.2 million, compared to $43.3 million for the same period in 2007. The decrease was largely due to a lower amount of cash provided from working capital changes in the first three months of 2008 compared to the same period in 2007, partially offset by higher earnings from continuing operations.

For the three months ended March 31, 2008, net cash used for investing activities from continuing operations was $35.3 million, compared to $59.3 million for the first three months of 2007. In the first three months of 2008, we used $27.3 million for deposits on timberlands, compared to $43.5 million for the same period in 2007. The deposits on timberlands represent the portion of timberlands that were purchased on our behalf by a section 1031 like-kind exchange qualified intermediary, and are held by the intermediary until they are either matched with sales of company-owned properties through our like-kind exchange process or the end of a 180-day period, whichever comes first. In accordance with section 1031 rules, title to any portion of timberlands held by the intermediary that is not matched with sales of company-owned properties within 180 days of the purchase of these timberlands will be transferred to us at the end of the 180-day period. In addition to the change in deposits on timberlands, we had a net cash inflow of $13.5 million in the first quarter of 2008 from a change in our short-term investments compared to a net cash inflow of $5.9 million for the same period in 2007. The $13.5 million net cash inflow from the change in short-term investments for the first quarter of 2008 included $25.2 million in proceeds received as a result of the settlement of short-term investments originally obtained through non-cash like-kind exchange transactions.

Capital expenditures in the first three months of 2008 included $16.4 million in cash for the acquisition of timberlands in Idaho. The balance of capital expenditures in the first three months of 2008 was for forestland activities and various smaller projects designed to improve product quality and manufacturing efficiency.

Net cash provided by financing activities totaled $4.1 million for the three months ended March 31, 2008, compared to $13.9 million during the same period in 2007. The cash provided by financing activities in the first three months of 2008 was primarily due to an increase of $29.7 million in notes payable, as discussed above, which was partially offset by a regular quarterly cash distribution to common stockholders of $20.1 million. The cash provided by financing activities in the first three months of 2007 was due largely to an increase of $35.0 million in notes payable, which was partially offset by a regular quarterly cash distribution to common stockholders of $19.1 million.

Our regular quarterly distributions increased to approximately $20.1 million in the first quarter of 2008 from approximately $19.1 million in the same period in 2007. Based on historical operating results and taking into account planned harvest activities, we expect to fund a substantial majority of future annual distributions using the cash flows from our REIT-qualifying timberland operations. Any shortfall between cash available for distribution from REIT operations and anticipated future annual distributions to stockholders is expected to be funded through cash on hand, bank borrowings, or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our REIT operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it may be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of the lower harvest activity during winter and early spring. Significant decreases in timber prices or other factors that have a materially adverse effect on the cash flows from our REIT operations could result in our inability to maintain our current distribution rate.

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

Our current unsecured bank credit facility, which expires on December 22, 2008, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of March 31, 2008, there were $140.0 million of borrowings outstanding under the revolving line of credit, and $9.2 million of the letter of credit subfacility was being used to support several outstanding letters of credit. The $140.0 million in borrowings were used to fund a portion of the acquisition of 145,000 acres of timberland in Idaho for approximately $163.0 million in September 2007 and 34,000 acres for approximately $51.4 million in January 2008. Loans under the credit facility bear interest at LIBOR plus between 0.625% and 1.625% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus up to 0.625% for other loans. As of March 31, 2008, the weighted average interest rate on the $140.0 million of borrowings outstanding under the revolving line of credit was approximately 3.83%, and we are eligible to borrow under the credit facility at LIBOR plus 1.125%.

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

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of March 31, 2008.

	Covenant Requirement	Actual Ratio at March 31, 2008
Maximum Funded Indebtedness To Capitalization Ratio	55%	40.8%

Minimum Net Worth	80% of consolidated net worth at March 31, 2006 (1)	124.0%

Minimum Interest Coverage Ratio	2.75 to 1.00	6.06 to 1.00

(1)	The minimum requirement is 80% of consolidated net worth as of March 31, 2006, with an adjustment to the minimum requirement for the net cash proceeds, on a cumulative basis, of all equity issuances.

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

We and several of our subsidiaries are parties to the credit agreement and eligible to borrow thereunder, subject to the $250 million aggregate credit limit and continued compliance with debt covenants. Any borrowings by one of these entities under the credit facility reduce the credit available for all the entities. As a result, borrowings by Potlatch TRS under the credit facility will, until repaid, reduce the amount of borrowings otherwise available to us for purposes such as the funding of quarterly distributions.

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

As of March 31, 2008, there were $140.0 million of borrowings outstanding under our unsecured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on our current outstanding credit facility borrowings of $140.0 million, would have a $1.4 million annual effect on interest expense. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments.

We currently have $100.0 million of credit sensitive debentures outstanding that pay interest to the debt holder based upon our credit ratings as established by S&P or Moody’s. The following table denotes the interest rate applicable based on various credit ratings:

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

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands)

	Expected Maturity Date (as of March 31, 2008)
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt:
Fixed rate	$9	$100,410	$11	$5,011	$21,657	$194,221	$321,319
Average interest rate	6.5%	13.0%	6.5%	8.6%	5.7%	6.8%	8.7%
Fair value at 3/31/08							$338,324

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

Part II

ITEM 1.

Legal Proceedings

Beginning in February 2006, a series of private antitrust lawsuits were filed against us and certain other manufacturers of oriented strand board (OSB) by plaintiffs who claim they purchased OSB at artificially high prices. The cases were consolidated into two Consolidated Amended Class Action Complaints in the United States District Court for the Eastern District of Pennsylvania under the caption In Re OSB Antitrust Litigation, one on behalf of direct purchasers of OSB and the other on behalf of indirect purchasers. The complaints allege that the defendant OSB manufacturers violated federal and state antitrust laws by purportedly conspiring from mid-2002 to the present to drive up the price of OSB. The consolidated indirect purchaser complaint also alleges that defendants violated various states’ unfair competition laws and common law. Each consolidated complaint seeks an unspecified amount of monetary damages to be trebled as provided under the antitrust laws and other relief. The court certified a nationwide class of direct purchasers who bought OSB structural panel products directly from one of the defendants during the period from June 1, 2002 to February 24, 2006. It also certified a nationwide class of indirect purchaser end users who purchased new OSB manufactured or sold by one of the defendants during the same time period; this class excludes persons who only bought OSB that was incorporated into a house or other structure. The claims of the nationwide indirect purchaser class are limited to injunctive relief. However, the court also certified a multistate class of indirect purchasers in 17 states whose members may recover compensation as allowed by state law. Although we vigorously deny any wrongdoing, on March 28, 2008, we tentatively settled the claims of the direct purchaser class for $2.7 million, solely in order to avoid the further expense and burden of the ongoing litigation. On April 17, 2008, we tentatively settled the indirect purchaser class action claims for an immaterial amount. We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004.

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

ITEM 1A.

Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. See Part I, Item 1A, “Risk Factors.”

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
Terry L. Carter
Controller
(Duly Authorized; Principal Accounting Officer)

Date: April 28, 2008

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(i)(i)[1]*	Compensation of Outside Directors, effective January 1, 2008, filed as Exhibit (10)(i)(i) to the Annual Report on Form 10-K filed by the Registrant on February 20, 2008.

(10)(r)(iv)[1]*	Potlatch Corporation Management Performance Award Plan II, adopted September 16, 2006, filed as Exhibit (10)(r) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006, as amended April 4, 2007 and filed as Exhibit (10)(r) to the Current Report on Form 8-K filed by the Registrant on April 5, 2007, and as amended through February 20, 2008 and filed as Exhibit (10)(r)(iv) to the Current Report on Form 8-K filed by the Registrant on February 26, 2008.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.
[1]	Management contract or compensatory plan, contract or arrangement.