Form 10-Q
period 2008-06-30
POTLATCH CORP
filed 2008-07-28
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 1-32729

POTLATCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0156045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West 1st Ave., Suite 1600 Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (509) 835-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of June 30, 2008 was 39,504,018.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM  1.

Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands - except per-share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$415,404	$398,489	$832,801	$768,792

Costs and expenses:
Depreciation, depletion and amortization	16,906	18,734	36,135	37,468
Materials, labor and other operating expenses	346,367	310,219	694,138	630,134
Selling, general and administrative expenses	21,646	20,892	47,377	41,701
Restructuring charge	—	35	—	2,831

	384,919	349,880	777,650	712,134

Earnings from continuing operations before interest and taxes	30,485	48,609	55,151	56,658
Interest expense	(8,643)	(7,340)	(17,174)	(14,891)
Interest income	126	596	454	896

Earnings from continuing operations before taxes	21,968	41,865	38,431	42,663
Income tax provision (benefit)	(291)	6,336	(7,780)	1,314

Earnings from continuing operations	22,259	35,529	46,211	41,349

Discontinued operations:
Loss from discontinued operations (including (losses) gain on disposal of $(916), $55, $(20,016), and $(35,774))	(1,278)	(1,618)	(23,727)	(40,292)
Income tax benefit	(498)	(39)	(9,253)	(3,117)

	(780)	(1,579)	(14,474)	(37,175)

Net earnings	$21,479	$33,950	$31,737	$4,174

Other comprehensive income (loss), net of tax
Defined benefit pension and other postretirement benefit plans:
Amortization of actuarial loss included in net periodic cost, net of tax of $613, $899, $1,576, and $2,015	$957	$1,407	$2,464	$3,153
Amortization of prior service credit included in net periodic cost, net of tax of $(168), $(230), $(335), and $(268)	(261)	(360)	(523)	(419)
Curtailment loss, net of tax of $24, $-, $531, and $-	37	—	830	—

Other comprehensive income, net of tax	733	1,047	2,771	2,734

Comprehensive income	$22,212	$34,997	$34,508	$6,908

Earnings per common share from continuing operations:
Basic	$0.56	$0.91	$1.17	$1.06
Diluted	0.56	0.91	1.17	1.05
Loss per common share from discontinued operations:
Basic	$(0.02)	$(0.04)	$(0.37)	$(0.95)
Diluted	(0.02)	(0.04)	(0.37)	(0.95)
Net earnings per common share:
Basic	$0.54	$0.87	$0.81	$0.11
Diluted	0.54	0.87	0.80	0.11
Distributions per common share	$0.51	$0.49	$1.02	$0.98
Average shares outstanding (in thousands):
Basic	39,459	39,027	39,389	38,989
Diluted	39,696	39,242	39,633	39,232

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

Unaudited (Dollars in thousands - except per-share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$6,607	$9,047
Short-term investments	26,000	22,289
Receivables, net	136,953	114,260
Inventories	151,378	169,396
Prepaid expenses	21,259	18,967
Assets held for sale	3,135	—

Total current assets	345,332	333,959

Land, other than timberlands	8,250	8,549
Plant and equipment, at cost less accumulated depreciation	475,284	510,776
Timber, timberlands and related deposits, net	569,798	534,513
Pension assets	115,347	108,435
Other assets	21,063	20,972

	$1,535,074	$1,517,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$410	$209
Current notes payable	129,300	110,300
Accounts payable and accrued liabilities	178,142	174,198

Total current liabilities	307,852	284,707

Long-term debt	320,912	321,301
Liability for pensions and other postretirement employee benefits	262,258	261,956
Other long-term obligations	19,904	18,923
Deferred taxes	46,929	51,981
Stockholders’ equity	577,219	578,336

	$1,535,074	$1,517,204

Stockholders’ equity per common share	$14.61	$14.73
Working capital	$37,480	$49,252
Current ratio	1.1:1	1.2:1

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$31,737	$4,174
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Loss from discontinued operations	2,264	4,192
Loss on disposal of discontinued operations	12,210	32,983
Depreciation, depletion and amortization	36,135	37,468
Proceeds from sales deposited with a like-kind exchange intermediary	(30,011)	(14,829)
Basis of real estate sold	5,793	403
Deferred taxes	(6,823)	(3,495)
Equity-based compensation expense	2,950	2,839
Employee benefit plans	(2,900)	(7,566)
Other	98	385
Working capital changes	(1,707)	16,553
Excess tax benefit from share-based payment arrangements	(2,011)	(2,192)
Income tax benefit related to stock issued in conjunction with stock compensation plans	946	958

Net cash provided by operating activities from continuing operations	48,681	71,873

CASH FLOWS FROM INVESTING
Change in short-term investments	26,299	(9,830)
Additions to plant and properties	(31,889)	(32,855)
Deposits on timberlands	(27,328)	(54,021)
Other, net	970	(173)

Net cash used for investing activities from continuing operations	(31,948)	(96,879)

CASH FLOWS FROM FINANCING
Change in book overdrafts	(3,067)	(3,319)
Increase in notes payable	19,000	—
Issuance of common stock	3,310	3,654
Repayment of long-term debt	(188)	(3,137)
Distributions to common stockholders	(40,252)	(38,244)
Excess tax benefit from share-based payment arrangements	2,011	2,192
Other, net	(2,844)	(1,654)

Net cash used for financing activities from continuing operations	(22,030)	(40,508)

Cash flows from continuing operations	(5,297)	(65,514)
Cash flows of discontinued operations:
Operating cash flows	2,842	1,386
Investing cash flows	15	63,123
Financing cash flows	—	—

Decrease in cash	(2,440)	(1,005)
Cash at beginning of period	9,047	7,759

Cash at end of period	$6,607	$6,754

Net interest payments (net of amounts capitalized) for the six months ended June 30, 2008 and 2007 were $17.1 million and $14.9 million, respectively. Net income tax payments (refunds) for the six months ended June 30, 2008 and 2007 were $(4.2) million and $0.6 million, respectively.

Not included in additions to plant and properties for the six months ended June 30, 2008, are non-cash transactions totaling $26.6 million for the purchase of timberlands.

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

The accompanying Condensed Balance Sheets at June 30, 2008 and December 31, 2007 and the Statements of Operations and Comprehensive Income for the quarters and six months ended June 30, 2008 and 2007, and the Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.

On March 27, 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill permanently ceased operations in May 2008. As a result, the Prescott operation has been classified as “discontinued operations” in the financial statements for the quarter and six months ended June 30, 2008. Comparative amounts for 2007 have been reclassified to conform to the 2008 presentation.

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

On April 17, 2008, we announced that our board of directors authorized management to evaluate a potential spin-off of our pulp-based manufacturing businesses, which would include our Consumer Products and our Pulp and Paperboard segments. Also included in the potential spin-off would be our Lewiston, Idaho lumber mill because it occupies the same site as our pulp-based operations in Lewiston. On July 17, 2008, our board of directors approved the plan to pursue this spin-off of our pulp-based businesses into a publicly-traded company called Clearwater Paper Corporation. We expect the transaction to be completed during the fourth quarter of 2008, subject to final board approval based on regulatory, market and other conditions.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 20, 2008.

NOTE 2.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 (as amended by FASB Staff Position, or FSP, FAS No. 157-2) is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities, and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In November 2007, the effective date was partially deferred by the FASB for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair market value in the financial statements on a nonrecurring basis. With the exception of the deferred portion of SFAS No. 157, we adopted this Statement effective January 1, 2008, which did not have a material effect on our financial condition and results of operations. We are currently reviewing the deferred portion of this Statement to determine what effect, if any, it will have on our financial condition and results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. It is not expected that this Statement will result in a change in current practice. However, transition provisions have been provided in case the application of the provisions of this Statement results in a change in practice.

NOTE 3.

Income Taxes

As a REIT, if we meet certain requirements, we generally will not be subject to federal corporate income taxes on our ordinary and capital gains income from our real estate investments that we distribute to our shareholders. We will, however, be subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) with respect to the sale of any real property owned at such date by the REIT within the first ten years following our conversion. The built-in gains tax is eliminated or deferred if sale proceeds are reinvested in like-kind property in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sales agreement.

We will continue to incur federal and state corporate income taxes on earnings from our manufacturing operations and real estate activities conducted by Potlatch TRS. For the quarter ended June 30, 2008, we recorded an income tax benefit of $0.3 million, compared to an income tax provision of $6.3 million for the quarter ended June 30, 2007, related to continuing operations. The income tax benefit for the second quarter of 2008 was due to operating losses of Potlatch TRS. The income tax provision for the second quarter of 2007 was largely due to operating income of Potlatch TRS.

For the six months ended June 30, 2008, we recorded an income tax benefit of $7.8 million, compared to an income tax provision of $1.3 million for the same period in 2007, related to continuing operations. The income tax benefit for the first six months of 2008 was due to operating losses of Potlatch TRS. The income tax provision for the first half of 2007 was largely due to operating income of Potlatch TRS.

Our federal income tax returns from 1995 through 2004 have been examined by the Internal Revenue Service, and the resulting deficiency paid in 2007. Amended state tax returns reflecting the federal adjustments have been filed and associated taxes and interest paid.

A review of the company’s tax positions at June 30, 2008, pursuant to the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” indicates that no uncertain tax positions were taken during the first six months of 2008, and no information came to light that would require derecognition of previously taken positions.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the quarters ended June 30, 2008 and 2007, we reflected less than $0.1 million and approximately $0.2 million, respectively, in interest and penalties. For the six months ended June 30, 2008 and 2007, we reflected less than $0.1 million and approximately $0.4 million, respectively, in interest and penalties. At June 30, 2008 and December 31, 2007, we had less than $0.1 million and approximately $0.1 million, respectively, accrued for the payment of interest and penalties.

NOTE 4.

Restructuring Charge

In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. The charge represented estimated severance benefit costs for 35 employees. An additional charge of less than $0.1 million related to this restructuring was recorded in the second quarter of 2007. There were no restructuring charges in the first six months of 2008.

NOTE 5.

Discontinued Operations

On March 27, 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill continued processing its remaining inventory of logs and permanently ceased operations in May 2008, affecting approximately 182 employees. As a result of this closure, we recorded an after-tax charge of $12.2 million for the six months ended June 30, 2008. The charge represents estimated costs associated with the adjustment of assets to estimated fair market value, as well as approximately $1.4 million in severance benefits, approximately $0.8 million associated with the curtailment of the hourly defined benefit pension plan for the Prescott employees, and approximately $0.3 million in other costs associated with the closure. For the quarter and six months ended June 30, 2008, after-tax operating losses of $0.2 million and $2.3 million, respectively, which were previously included in the operating results of our Wood Products segment, are classified as discontinued operations in the Statements of Operations and Comprehensive Income. For the quarter and six months ended June 30, 2007, we recorded after-tax operating losses of $0.1 million and $0.5 million, respectively. Revenues for the Prescott operation, which were previously included in our Wood Products segment revenues, were $5.4 million and $18.7 million for the quarter and six months ended June 30, 2008, respectively, and $16.2 million and $32.1 million for the quarter and six months ended June 30, 2007, respectively.

The assets of the Prescott lumber mill are presented in the Condensed Balance Sheets under the caption “Assets held for sale” at June 30, 2008. Included in the “Assets held for sale” amount are the estimated fair market values of storeroom inventories and property, plant and equipment. There are no liabilities associated with the Prescott assets held for sale.

In March 2007, we announced the sale of our hybrid poplar tree farm in Boardman, Oregon, for $65 million in cash. The sale was completed in May 2007. We applied a large portion of the proceeds from this sale to our acquisition in the first quarter of 2007 of 76,000 acres of timberlands in Wisconsin through a tax-efficient Internal Revenue Code section 1031 like-kind exchange. As a result of the sale, we recorded an after-tax charge of $33.0 million for the six months ended June 30, 2007. The charge represented estimated costs associated with the adjustment of the carrying value of the assets involved in the sale to fair market value, as well as approximately $0.3 million in severance benefits and approximately $0.2 million in transaction and other costs associated with the sale. For the quarter and six months ended June 30, 2007, after-tax operating losses of $1.5 million and $3.7 million, respectively, which were previously included in the operating results of our Resource segment, are classified as discontinued operations in the Statements of Operations and Comprehensive Income. Revenues for the hybrid poplar tree farm, which were previously included in our Resource segment revenues, were $0.8 million and $2.5 million for the quarter and six months ended June 30, 2007, respectively.

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

We use a qualified intermediary to facilitate LKE transactions. Proceeds from forward transactions are held by the intermediary and are classified as a restricted non-current asset because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. Proceeds from reverse transactions are not restricted because the funds are not subject to risk, earn interest and are available upon demand; therefore, these proceeds are included in short-term investments. In the case of reverse transactions in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a long-term asset and included in “Timber, timberlands and related deposits, net” in our Condensed Balance Sheets and as “Deposits on timberlands” in the investing activities section of our Condensed Statements of Cash Flows. Amounts deposited with a third party towards the potential future purchase of property that are not matched with LKE sales are also included in “Timber, timberlands and related deposits, net” in our Condensed Balance Sheets and as “Deposits on timberlands” in our Condensed Statements of Cash Flows.

At June 30, 2008 and December 31, 2007, respectively, we had $12.8 million and $8.1 million of proceeds from land sales deposited with a qualified LKE intermediary and classified as short-term investments in the Condensed Balance Sheets. These proceeds, when received by the qualified intermediary, are included as non-cash adjustments to net earnings from continuing operations in the Condensed Statements of Cash Flows.

NOTE 7.

Earnings per Common Share

Earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in calculating the basic and diluted earnings per common share from continuing operations:

(Dollars in thousands - except share and per-share amounts)	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Earnings from continuing operations	$22,259	$35,529	$46,211	$41,349

Basic average common shares outstanding	39,459,079	39,027,412	39,389,459	38,988,519
Incremental shares due to:
Common stock options	63,512	86,125	57,688	92,175
Performance shares	144,166	117,772	158,970	139,048
Restricted stock units	29,722	11,144	27,076	12,734

Diluted average common shares outstanding	39,696,479	39,242,453	39,633,193	39,232,476

Basic earnings per common share from continuing operations	$0.56	$0.91	$1.17	$1.06

Diluted earnings per common share from continuing operations	$0.56	$0.91	$1.17	$1.05

For the quarter ended June 30, 2008, 2,000 restricted stock units and options to purchase 83,447 shares of common stock were excluded from the computation of diluted earnings per common share because their effect was anti-dilutive. For the six months ended June 30, 2008, 76,243 performance shares and options to purchase 83,447 shares of common stock were excluded from the computation of diluted earnings per common share because their effect was anti-dilutive. For the quarter ended June 30, 2007, 3,000 performance shares and options to purchase 190,101 shares were excluded from the computation of diluted earnings per common share because their effect was anti-dilutive. For the six months ended June 30, 2007, options to purchase 190,101 shares of common stock were excluded from the computation of diluted earnings per common share because their effect was anti-dilutive.

NOTE 8.

Equity-Based Compensation

At June 30, 2008, we had three stock incentive plans, the 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. All of these plans have received stockholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At June 30, 2008, no shares were available for future use under the 1995 Stock Incentive Plan, while approximately 115,700 and 832,500 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. All exercises of stock options or distributions upon settlement of performance share awards or RSU awards are made through the issuance of new shares.

For the quarter ended June 30, 2008, we recorded equity-based compensation expense of $1.5 million, of which $1.3 million related to performance shares and $0.2 million related to RSUs. For the quarter ended June 30, 2007, we recorded equity-based compensation expense of $1.3 million, of which $1.2 million related to performance shares and $0.1 million related to RSUs. For the six months ended June 30, 2008, we recorded equity-based compensation expense of $3.0 million, of which $2.5 million related to performance shares and $0.5 million related to RSUs. For the six months ended June 30, 2007, we recorded equity-based compensation expense of $2.8 million, of which $2.6 million related to performance shares and $0.2 million related to RSUs. The net income tax benefit recognized in the Statements of Operations and Comprehensive Income for equity-based compensation expense totaled $0.6 million and $0.5 million for the quarters ended June 30, 2008 and 2007, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively.

Outside directors of the company are granted an annual award of common stock units, which are credited to an account established on behalf of each director. These accounts are then credited with additional common stock units equal in value to the distributions that are paid on the same amount of common stock. Upon separation from service as a director, the common stock units held by the director in his or her deferred account will be converted to cash based upon the then market price of the common stock and paid to the director.

Directors of the company can also each elect to defer compensation in the form of stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of the company’s common stock. We recorded director deferred expense totaling $0.5 million and $0.2 million for the quarters ended June 30, 2008 and 2007, respectively, and $0.9 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively.

As required by SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R), $2.0 million and $2.2 million of cash flows for the six months ended June 30, 2008 and 2007, respectively, representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized, have been classified as a financing cash inflow and an operating cash outflow in the Condensed Statements of Cash Flows.

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, vested over the two-year period from the grant date, and they expire not later than 10 years from the date of grant. No new stock options were granted in 2008 or 2007.

A summary of outstanding stock options and changes during the six months ended June 30, 2008, is presented below:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	509,284	$25.08
Shares exercised	(126,348)	26.20	$2,432

Outstanding and exercisable at June 30	382,936	24.72	7,814

There were no unvested stock options outstanding during the six months ended June 30, 2008. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2007 was $2.8 million.

The following table summarizes information about stock options outstanding at June 30, 2008:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$15.8849 to $19.0779	81,256	4.05 years	$17.45
$21.3279 to $25.1112	163,508	4.11 years	21.92
$27.5226 to $35.4393	138,172	4.44 years	32.30

$15.8849 to $35.4393	382,936	4.21 years	24.72

Cash received from stock option exercises for the six months ended June 30, 2008 and 2007 was $3.3 million and $3.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.8 million and $0.1 million for the quarters ended June 30, 2008 and 2007, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively.

PERFORMANCE SHARES

Performance share awards granted under the stock incentive plans have a three-year performance period, and shares are issued at the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0% – 200%. Performance share awards granted under our stock incentive plans do not represent common stock, and therefore the holders do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive dividend equivalents at the time of payment equal to the distributions that would have been paid on the shares earned had the recipient owned the shares during the three-year period.

Due to the adoption of SFAS No. 123R, the fair value of all performance share awards after January 1, 2006, is estimated using a Monte Carlo simulation model. For the purpose of recognizing compensation expense, performance share awards granted prior to the adoption of SFAS No. 123R are valued at the market value of the company’s stock at the date of grant.

A summary of outstanding performance share awards as of June 30, 2008, and changes during the six months ended June 30, 2008 is presented below:

(Dollars in thousands)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	244,933	$50.80
Granted	91,491	52.75
Forfeited	(12,548)	50.05

Unvested shares outstanding at June 30	323,876	51.38	$13,566

As of June 30, 2008, there was $7.4 million of unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.4 years.

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

A summary of the status of outstanding RSU awards as of June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

(Dollars in thousands)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	31,875	$48.84
Granted	27,369	41.50
Vested	(5,780)	51.95
Forfeited	(575)	41.38

Unvested shares outstanding at June 30	52,889	44.78	$2,239

For RSU awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards vested during the period was $0.3 million, using the grant date market price of our common stock.

As of June 30, 2008, there was $1.4 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.9 years.

NOTE 9.

Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Raw materials	$62,334	$65,517
Finished goods	89,044	103,879

	$151,378	$169,396

NOTE 10.

Pension and Other Postretirement Employee Benefit Plans

The following table details the components of net periodic cost (benefit) of our pension and other postretirement employee benefit plans:

Quarters ended June 30:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$2,836	$3,002	$612	$531
Interest cost	9,439	8,567	3,683	3,566
Expected return on plan assets	(15,427)	(15,605)	—	—
Amortization of prior service cost (credit)	513	548	(942)	(1,138)
Amortization of actuarial loss	1,017	1,304	554	1,002
Curtailments	268	—	—	—

Net periodic cost (benefit)	$(1,354)	$(2,184)	$3,907	$3,961

Six months ended June 30:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$5,672	$6,004	$1,296	$1,247
Interest cost	18,878	17,134	8,008	7,645
Expected return on plan assets	(30,854)	(31,210)	—	—
Amortization of prior service cost (credit)	1,026	1,095	(1,884)	(1,782)
Amortization of actuarial loss	2,035	2,608	2,006	2,560
Curtailments	268	—	—	—

Net periodic cost (benefit)	$(2,975)	$(4,369)	$9,426	$9,670

The pension benefits presented above do not include a $1.3 million pre-tax charge related to the closure of the Prescott lumber mill. The amount is included in “Loss from discontinued operations” in the Statements of Operations and Comprehensive Income for the six months ended June 30, 2008.

Of the $0.7 million reported as “Other comprehensive income, net of tax,” on our Statements of Operations and Comprehensive Income for the quarter ended June 30, 2008, $0.9 million and $(0.2) million related to our defined benefit pension and other postretirement employee benefit plans, respectively. Of the $2.8 million reported as “Other comprehensive income, net of tax,” on our Statements of Operations and Comprehensive Income for the six months ended June 30, 2008, $1.9 million related to our defined benefit pension plans, $0.1 million related to our other postretirement employee benefit plans and $0.8 million related to the curtailment associated with the Prescott closure and the curtailment of our Lewiston, Idaho fire department hourly pension plan.

As discussed in the notes to our financial statements for the year ended December 31, 2007, no minimum contributions to our qualified pension plans are estimated for 2008 due to the funded status of those plans at December 31, 2007. However, we estimate contributions will total approximately $1.7 million in 2008 for our non-qualified pension plan. As of June 30, 2008, $0.8 million of contributions had been made. No change to the original estimate is anticipated. We do not anticipate funding our other postretirement employee benefit plans in 2008 except to pay benefit costs as incurred during the year by plan participants.

NOTE 11.

Contingencies

The following updates information included in the 2007 Annual Report on Form 10-K:

Beginning in February 2006, a series of private antitrust lawsuits were filed against us and certain other manufacturers of oriented strand board (OSB) by plaintiffs who claim they purchased OSB at artificially high prices. The cases were consolidated into two Consolidated Amended Class Action Complaints in the United States District Court for the Eastern District of Pennsylvania under the caption In Re OSB Antitrust Litigation, one on behalf of direct purchasers of OSB and the other on behalf of indirect purchasers. The complaints allege that the defendant

OSB manufacturers violated federal and state antitrust laws by purportedly conspiring from mid-2002 to the present to drive up the price of OSB. The consolidated indirect purchaser complaint also alleges that defendants violated various states’ unfair competition laws and common law. Each consolidated complaint seeks an unspecified amount of monetary damages to be trebled as provided under the antitrust laws and other relief. The court certified a nationwide class of direct purchasers who bought OSB structural panel products directly from one of the defendants during the period from June 1, 2002 to February 24, 2006. It also certified a nationwide class of indirect purchaser end users who purchased new OSB manufactured or sold by one of the defendants during the same time period; this class excludes persons who only bought OSB that was incorporated into a house or other structure. The claims of the nationwide indirect purchaser class are limited to injunctive relief. However, the court also certified a multistate class of indirect purchasers in 17 states whose members may recover compensation as allowed by state law. Although we vigorously deny any wrongdoing, on March 28, 2008, we tentatively settled the claims of the direct purchaser class for $2.7 million, solely in order to avoid the further expense and burden of the ongoing litigation. On April 17, 2008, we tentatively settled the indirect purchaser class action claims for $0.3 million. Both settlements remain subject to court approval. We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004.

NOTE 12.

Segment Information

(Dollars in thousands)
	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Segment Revenues
Resource	$44,586	$72,438	$105,341	$131,704

Real Estate	15,308	8,563	36,448	8,656

Wood Products
Lumber	66,978	77,697	125,002	152,222
Plywood	13,923	14,080	28,008	27,716
Particleboard	5,293	5,676	9,721	10,592
Other	11,196	10,795	22,752	20,986

	97,390	108,248	185,483	211,516

Pulp and Paperboard
Paperboard	162,491	142,711	313,193	273,487
Pulp	21,856	26,111	47,886	46,235
Other	96	318	394	580

	184,443	169,140	361,473	320,302

Consumer Products	120,916	105,933	241,959	216,185

	462,643	464,322	930,704	888,363
Elimination of intersegment revenues	(47,239)	(65,833)	(97,903)	(119,571)

Total consolidated revenues	$415,404	$398,489	$832,801	$768,792

Intersegment revenues or transfers
Resource	$23,129	$45,881	$54,230	$78,300
Wood Products	7,231	5,273	13,231	10,685
Pulp and Paperboard	16,853	14,647	30,387	30,529
Consumer Products	26	32	55	57

Total	$47,239	$65,833	$97,903	$119,571

Operating Income (Loss)
Resource	$12,186	$19,937	$29,406	$33,097
Real Estate	11,330	7,374	27,994	7,007
Wood Products	(227)	6,610	(10,308)	9,427
Pulp and Paperboard	6,212	17,005	17,246	10,976
Consumer Products	6,947	4,092	10,292	8,867
Eliminations	5,416	4,026	6,411	8,973

	41,864	59,044	81,041	78,347
Corporate	(19,896)	(17,179)	(42,610)	(35,684)

Earnings from continuing operations before taxes	$21,968	$41,865	$38,431	$42,663

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

On April 17, 2008, we announced that our board of directors authorized management to evaluate a potential spin-off of our pulp-based manufacturing businesses, which would include our Consumer Products and our Pulp and Paperboard segments. Also included in the potential spin-off would be our Lewiston, Idaho lumber mill because it occupies the same site as our pulp-based operations in Lewiston. On July 17, 2008, our board of directors approved the plan to pursue this spin-off of our pulp-based businesses into a publicly-traded company called Clearwater Paper Corporation. We expect the transaction to be completed during the fourth quarter of 2008, subject to final board approval based on regulatory, market and other conditions.

As discussed in Note 5, on March 27, 2008, we announced the permanent closure of our Prescott, Arkansas, lumber mill due to poor market conditions. The mill permanently ceased operations in May 2008. In May 2007, we sold our hybrid poplar tree farm in Boardman, Oregon, for $65.0 million in cash. These operations are classified as discontinued operations in the periods covered by this report.

As of June 30, 2008, our business was organized into five reporting segments:

•

The Resource segment consists of substantially all of our timberlands, as well as those assets necessary to manage these timberlands. The primary business of the segment is the management of our timberlands to optimize the value of all possible revenue-producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include, but are not limited to, planting trees, harvesting trees, building and maintaining roads, development of management plans and recreation lease management. For the first six months of 2008, Resource segment net revenues were $105.3 million, representing approximately 11% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $54.2 million for the period.

In September 2007, we entered into agreements to acquire approximately 179,000 acres of timberland in Idaho for approximately $215 million. We completed the acquisition of the timberland in two separate transactions, with the first closing in September 2007 and the second closing, of approximately 34,000 acres for $51.4 million, in January 2008. We matched a portion of the purchase of this Idaho timberland with sales of our own lands in the first half of 2008.

In January 2007, we completed the acquisition of 76,000 acres of prime timberland in Wisconsin for $64.5 million. The purchase of the Wisconsin timberlands was matched with sales of our own lands, primarily the hybrid poplar tree farm in Boardman, Oregon, for section 1031 like-kind exchange purposes.

•

The business of the Real Estate segment consists of the sale of selected non-strategic timberland real estate, including sales of land for higher and better use purposes, and the acquisition of timberlands. Results for this segment depend on the timing of closing of transactions for these non-strategic property sales. This segment also engages in land development activities through Potlatch TRS. Real Estate segment net revenues for the first six months of 2008 were $36.4 million, which represented approximately 4% of our net revenues from continuing operations. The segment did not have intersegment revenues during the period.

•

The Wood Products segment manufactures lumber, plywood and particleboard at seven mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment net revenues were $185.5 million for the first six months of 2008, representing approximately 20% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $13.2 million for the period.

•

The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment net revenues were $361.5 million for the first six months of 2008, representing approximately 39% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $30.4 million for the period.

•

The Consumer Products segment manufactures tissue products primarily sold on a private label basis to major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and one additional tissue converting facility located in Illinois. Consumer Products segment net revenues were $242.0 million for the first six months of 2008, representing approximately 26% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $0.1 million for the period.

FACTORS INFLUENCING OUR RESULTS OF OPERATIONS AND CASH FLOWS

The operating results of our timberlands and manufacturing businesses have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in harvest levels from our timberlands, competition, the efficiency and level of capacity utilization of our manufacturing operations, changes in our principal expenses such as wood fiber and energy costs, and changes in the production capacity of our manufacturing operations as a result of major capital spending projects, asset dispositions or acquisitions, and other factors.

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

Our manufacturing businesses are capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors may currently be lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases. In March 2008, our Gwinn, Michigan lumber mill was shut down for nine days due to a weather-related log shortage. Following the downtime, the lumber mill operated one shift a day until May 1, due to continuing weather-related log shortages, then returned to two shifts a day. Our Post Falls, Idaho particleboard plant was shut down for nearly three weeks in February 2008 and for fifteen days in May 2008 due to a fiber shortage caused by sawmill curtailments resulting from the depressed lumber market. The Lewiston, Idaho lumber mill was shut down for one week in June 2008 and the Bemidji, Minnesota lumber mill was shut down for eleven days in May 2008, both due to weather-related log shortages. For the periods presented in this Form 10-Q, no downtime was taken at any of our facilities associated with our continuing operations due to an inability to cover variable costs. The profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results can be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

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

Another significant expense is the cost of wood fiber needed to supply our manufacturing facilities. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. The current high price of wood fiber is largely the result of limited supplies due to the slowdown of operations of many lumber mills that supply us with wood fiber as a result of the home construction downtown. Selling prices of our products have not always increased in response to wood fiber price increases, nor have wood fiber prices always decreased in conjunction with declining product prices. On occasion, our results of operations have been and may in the future be adversely affected if we are unable to pass cost increases through to our customers.

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

Changes in our timberland holdings and manufacturing capacity, primarily as a result of capital spending programs, asset purchases and dispositions, and facility closures, have affected our results of operations in recent periods. In January 2007, we purchased approximately 76,000 acres of timberlands in Wisconsin. In May 2007, we completed the sale of our hybrid poplar tree farm in Boardman, Oregon. In September 2007, we entered into agreements to acquire approximately 179,000 acres of timberland in Idaho. We completed the acquisition of the Idaho timberland in two separate transactions, with the first closing in September 2007 and the second closing in January 2008. In May 2008 we permanently closed our Prescott, Arkansas lumber mill due to poor market conditions. These changes have affected or will affect our levels of net revenues and expenses, as well as the comparability of our operating results from period to period.

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

Among the reasons for our REIT conversion was that we are better able to compete for acquisitions of timberlands against other entities that use tax-efficient structures. It is uncertain whether any timberland acquisitions we make will perform in accordance with our expectations. In addition, we anticipate financing acquisitions through Internal Revenue Code section 1031 like-kind exchanges, cash from operations, borrowings under our credit facility, or proceeds from equity or debt offerings. Our inability to finance future acquisitions on favorable terms or the failure of any acquisition to perform as we expect could harm our results of operations.

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

Restructuring charges and discontinued operations. In January 2007, we recorded a charge for a restructuring of our Resource segment. On March 30, 2007, we entered into a definitive agreement to sell our hybrid poplar tree farm in Boardman, Oregon. The sale was completed in the second quarter of 2007. On March 27, 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill ceased operations in May 2008. These events required us to record estimates of liabilities for employee benefits and other costs at the time of the events. In making these judgments, we considered contractual obligations, legal liabilities and possible incremental costs incurred as a result of restructuring transactions to determine liability. Our estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences.

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

Note 12 to our 2007 Form 10-K consolidated financial statements included information for the three years ended December 31, 2007, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2007 and 2006. Note 10, “Pension and Other Postretirement Employee Benefit Plans,” of this Form 10-Q, includes information on the components of pension and OPEB expense for the quarters and six months ended June 30, 2008 and 2007.

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

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Statements of Operations and Comprehensive Income. The expense is allocated to all business segments. At June 30, 2008, and December 31, 2007, long-term assets are recorded for overfunded plans and liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 to our 2007 Form 10-K consolidated financial statements for further discussion.

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

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

The following table sets forth period-to-period changes in items included in our Statements of Operations and Comprehensive Income for the quarters ended June 30, 2008 and 2007.

	Quarters Ended June 30,
(Dollars in thousands)	2008	2007	Increase (Decrease)
Revenues	$415,404	$398,489	$16,915
Costs and expenses:
Depreciation, depletion and amortization	16,906	18,734	(1,828)
Materials, labor and other operating expenses	346,367	310,219	36,148
Selling, general and administrative expenses	21,646	20,892	754
Restructuring charge	—	35	(35)

Earnings from continuing operations before interest and taxes	30,485	48,609	(18,124)
Interest expense	(8,643)	(7,340)	(1,303)
Interest income	126	596	(470)
Income tax provision (benefit)	(291)	6,336	6,627

Earnings from continuing operations	22,259	35,529	(13,270)
Discontinued operations, net of tax	(780)	(1,579)	799

Net earnings	$21,479	$33,950	$(12,471)

Other comprehensive income, net of tax	733	1,047	(314)

Comprehensive income	$22,212	$34,997	$(12,785)

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Revenues – Total revenues from continuing operations of $415.4 million for the quarter ended June 30, 2008, were $16.9 million higher than the $398.5 million recorded for the same period in 2007. Resource segment revenues decreased $5.1 million to $21.5 million for the second quarter of 2008, primarily due to decreased sales of logs to external customers and lower log selling prices. Real Estate revenues were $15.3 million in the second quarter of 2008, $6.7 million higher than in the second quarter of 2007 due to increased sales of land. Revenues from the Wood Products segment were $90.2 million for the second quarter of 2008, compared to $103.0 million for the same period in 2007. The decrease was due to lower selling prices and decreased shipments of lumber. Pulp and Paperboard revenues increased to $167.6 million for the second quarter of 2008, compared to $154.5 million for the second quarter of 2007, due primarily to increased paperboard shipments and higher paperboard and pulp selling prices. Consumer Products revenues were $120.9 million for the second quarter of 2008, a $15.0 million increase compared to second quarter 2007 revenues of $105.9 million, due to increased shipments and higher selling prices.

Depreciation, depletion and amortization – For the quarter ended June 30, 2008, depreciation, depletion and amortization totaled $16.9 million, compared to $18.7 million recorded in the same period of 2007. The decrease was primarily due to lower depreciation expense for our Pulp and Paperboard segment.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased to $346.4 million for the second quarter of 2008, compared to $310.2 million recorded in the second quarter of 2007. The higher expenses in the second quarter of 2008 were primarily due to costs associated with increased shipments of paperboard and tissue, higher wood fiber, energy, chemical and freight costs for the Pulp and Paperboard segment, higher freight, pulp, energy and packaging costs for the Consumer Products segment, and costs associated with additional sales of land.

Selling, general and administrative expenses – Selling, general and administrative expenses were $21.6 million for the second quarter of 2008, compared to $20.9 million for the second quarter of 2007.

Restructuring charge – In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. The charge represented estimated severance benefit costs for 35 employees. An additional charge of less than $0.1 million related to this restructuring was recorded in the second quarter of 2007. There were no restructuring charges in the second quarter of 2008.

Interest expense – Interest expense totaled $8.6 million in the second quarter of 2008 compared to $7.3 million for the same period in 2007. The increase was due to increased borrowings outstanding under our unsecured bank credit facility to fund a portion of the purchase of 179,000 acres of Idaho timberlands in September 2007 and January 2008.

Interest income – We recorded interest income of $0.1 million for the second quarter of 2008 compared to $0.6 million in the second quarter of 2007.

Income tax provision (benefit) – For the quarter ended June 30, 2008, we recorded an income tax benefit related to our continuing operations of $0.3 million due to Potlatch TRS losses. We recorded an income tax provision of $6.3 million in the second quarter of 2007, which was largely due to Potlatch TRS income.

Earnings from continuing operations – We recorded earnings from continuing operations of $22.3 million for the quarter ended June 30, 2008, compared to $35.5 million for the same period in 2007. The decrease was primarily due to higher materials, labor, energy and other operating expenses in 2008, partially offset by an income tax benefit in 2008 compared to an income tax provision in 2007.

Discontinued operations – On March 27, 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill processed its remaining inventory of logs in the second quarter and permanently ceased operations in May 2008, affecting approximately 182 employees. In the second quarter of 2008, we recorded an after-tax loss of $0.8 million related to the Prescott mill closure. Of the after-tax charge, $0.6 million was related to severance benefits and other costs, and $0.2 million was related to net operating losses at the mill for the second quarter of 2008. For the second quarter of 2007, we recorded an operating loss of $0.2 million for the Prescott mill.

The results for the quarter ended June 30, 2007 included an after-tax loss from discontinued operations of $1.4 million associated with our hybrid poplar tree farm in Boardman, Oregon. The sale of the tree farm was announced in March 2007 and completed in May 2007.

Other comprehensive income, net of tax – We recorded other comprehensive income, net of tax, of $0.7 million for the second quarter of 2008, compared to $1.0 million for the second quarter of 2007.

DISCUSSION OF BUSINESS SEGMENTS

The Resource segment reported operating income of $12.2 million for the second quarter of 2008, a decrease of $7.7 million compared to $19.9 million reported for the same period of 2007. Segment revenues were $44.6 million for the second quarter of 2008, compared to $72.4 million for the second quarter of 2007. The decreased revenues were primarily due to decreased sales volumes and lower overall log selling prices. Expenses for the segment were $32.4 million for the second quarter of 2008, compared to $52.5 million in the second quarter of 2007. The decreased expenses in 2008 were primarily due to lower costs associated with decreased harvests of fee timber and fewer outside logs purchased in the second quarter of 2008.

The Real Estate segment reported operating income of $11.3 million for the second quarter of 2008, compared to $7.4 million for the second quarter of 2007. Revenues for the segment were $15.3 million for the second quarter of 2008, compared to $8.6 million for the same period in 2007. The higher revenues in the second quarter of 2008 were due to the sale of approximately 26,100 acres of land, compared to 7,472 acres sold in the second quarter of 2007. The majority of the land sold in the second quarter of 2008 was non-core land located in Minnesota. A large portion of this land was not included in the 18,000 to 22,000 acres of land we had previously announced that we expect to sell in 2008, but we were presented with an opportunity to sell this non-core land and were able to match it for section 1031 like-kind exchange purposes with land purchased in Idaho in 2007 and 2008. Real Estate segment expenses were $4.0 million in the second quarter of 2008, compared to $1.2 million for the second quarter of 2007. The increased expenses were due to costs associated with the additional sales of land in the second quarter of 2008. Results for the segment depend on the timing of closing of transactions for properties we identify as having higher and better use values. Our goal is to utilize like-kind exchange transactions for tax efficiency whenever possible, thus maximizing cash flows. Therefore, we attempt to schedule closings of both sales and acquisitions, if possible, to occur at times when they would be most tax-efficient.

The Wood Products segment reported an operating loss of $0.2 million for the second quarter of 2008, compared to operating income of $6.6 million recorded in the same period of 2007. Revenues for the segment for the second quarter of 2008 were $97.4 million, compared to $108.2 million for the second quarter of 2007. Lumber revenues were $67.0 million in the second quarter of 2008, down from $77.7 million for the same period in 2007. The lower revenues were due to decreased shipments and lower selling prices. In March 2008, our Gwinn, Michigan lumber mill was shut down for nine days due to a weather-related log shortage. Following the downtime, the lumber mill operated one shift a day until May 1, due to continuing weather-related log shortages, then returned to two shifts a day. The Lewiston, Idaho lumber mill was shut down for one week in June 2008 and the Bemidji, Minnesota lumber mill was shut down for eleven days in May 2008, both due to weather-related log shortages. Plywood revenues totaled $13.9 million for the second quarter of 2008, compared to $14.1 million for the second quarter of 2007. Particleboard revenues were $5.3 million for the second quarter of 2008, compared to $5.7 million for the same period in 2007. The lower revenues for both plywood and particleboard were due to decreased shipments that were partially offset by higher selling prices. Our Post Falls, Idaho particleboard plant was shut down for nearly three weeks in February 2008 and for fifteen days in May 2008 due to a fiber shortage caused by sawmill curtailments resulting from the depressed lumber market. Other revenues for the segment, which consist primarily of sales of by-products such as chips and residual logs, were $11.2 million for the second quarter of 2008, compared to $10.8 million for the second quarter of 2007. The increase in other revenues was due primarily to the sale of residual logs in 2008, with no sales of residual logs by the segment in 2007. Segment expenses were $97.6 million for the second quarter of 2008, compared to $101.6 million for the second quarter of 2007. The decrease in expenses was primarily due to lower costs associated with decreased lumber shipments.

The Pulp and Paperboard segment reported operating income of $6.2 million for the second quarter of 2008, compared to $17.0 million for the second quarter of 2007. Revenues for the segment were $184.4 million for the second quarter of 2008, an increase of $15.3 million over the $169.1 million in revenues for the second quarter of 2007. Paperboard revenues increased to $162.5 million in the second quarter of 2008, from $142.7 million in the second quarter of 2007. The higher revenues were primarily due to increased shipments and higher selling prices. Pulp revenues were $21.9 million for the second quarter of 2008, $4.2 million lower than revenues of $26.1 million recorded in the same period of 2007 due primarily to decreased shipments, partially offset by higher selling prices. Expenses for the segment were $178.2 million for the second quarter of 2008, compared to $152.1 million for the same period in 2007. The increase in expenses was due primarily to costs associated with increased shipments of paperboard, and higher wood fiber, energy, chemical and freight costs in the second quarter of 2008.

The Consumer Products segment reported operating income of $6.9 million for the second quarter of 2008, compared to $4.1 million for the second quarter of 2007. Revenues for the segment were $120.9 million in the second quarter of 2008, $15.0 million higher than revenues of $105.9 million recorded in the second quarter of 2007. The higher revenues were due to higher selling prices and increased shipments. Segment expenses were $114.0 million for the second quarter of 2008, compared to $101.8 million for the second quarter of 2007. Costs associated with increased tissue shipments, as well as higher freight, pulp, energy and packaging costs, were largely responsible for the higher segment expenses.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth period-to-period changes in items included in our Statements of Operations and Comprehensive Income for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007	Increase (Decrease)
Revenues	$832,801	$768,792	$64,009
Costs and expenses:
Depreciation, depletion and amortization	36,135	37,468	(1,333)
Materials, labor and other operating expenses	694,138	630,134	64,004
Selling, general and administrative expenses	47,377	41,701	5,676
Restructuring charge	—	2,831	(2,831)

Earnings from continuing operations before interest and taxes	55,151	56,658	(1,507)
Interest expense	(17,174)	(14,891)	(2,283)
Interest income	454	896	(442)
Income tax provision (benefit)	(7,780)	1,314	9,094

Earnings from continuing operations	46,211	41,349	4,862
Discontinued operations, net of tax	(14,474)	(37,175)	22,701

Net earnings	$31,737	$4,174	$27,563

Other comprehensive income, net of tax	2,771	2,734	37

Comprehensive income	$34,508	$6,908	$27,600

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Revenues – Total revenues from continuing operations of $832.8 million for the six months ended June 30, 2008, were $64.0 million higher than the $768.8 million recorded for the same period in 2007. Resource segment revenues decreased $2.3 million to $51.1 million for the first six months of 2008, primarily due to decreased overall sales of logs to external customers and lower log selling prices in our Northern region, partially offset by higher selling prices for external log sales in our Southern region. Real Estate revenues were $36.4 million in the first six months of 2008, $27.8 million higher than in the first six months of 2007 due to significantly increased sales of land. Revenues from the Wood Products segment were $172.3 million for the first six months of 2008, compared to $200.8 million for the same period in 2007. The decrease was due to lower selling prices and decreased shipments of lumber. Pulp and Paperboard revenues increased to $331.1 million for the first six months of 2008, compared to $289.8 million for the same period in 2007, due primarily to increased paperboard and pulp shipments and higher selling prices for paperboard and pulp. Consumer Products revenues were $242.0 million for the first six months of 2008, a $25.8 million increase compared to revenues of $216.2 million for the first six months of 2007, due to increased shipments and higher selling prices.

Depreciation, depletion and amortization – For the six months ended June 30, 2008, depreciation, depletion and amortization totaled $36.1 million, compared to $37.5 million recorded in the first six months of 2007. The decrease was due to lower depreciation expense for our Pulp and Paperboard segment, partially offset by higher depletion expense for our Northern Resource region.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased to $694.1 million for the first six months of 2008, compared to $630.1 million recorded in the first six months of 2007. The higher expenses in the first half of 2008 were primarily due to costs associated with increased shipments of paperboard and tissue, higher wood fiber, energy and chemical costs for the Pulp and Paperboard segment, higher freight, pulp and energy costs for the Consumer Products segment, and costs associated with additional sales of land.

Selling, general and administrative expenses – Selling, general and administrative expenses were $47.4 million for the first six months of 2008, compared to $41.7 million for the first six months of 2007. The increase was due primarily to $2.7 million recorded in the first quarter of 2008 for our settlement with the direct purchaser plaintiffs in the OSB antitrust lawsuit, higher compensation-related expenses and higher legal expenses.

Restructuring charge – In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. An additional charge of less than $0.1 million related to this restructuring was recorded in the second quarter of 2007. The charge represented estimated severance benefit costs for 35 employees. There were no restructuring charges in the first half of 2008.

Interest expense – Interest expense totaled $17.2 million in the first six months of 2008 compared to $14.9 million for the same period in 2007. The increase was due to increased borrowings outstanding under our unsecured bank credit facility during the first half of 2008 to fund a portion of the purchase of 179,000 acres of Idaho timberlands in September 2007 and January 2008.

Interest income – For the six months ended June 30, 2008, interest income was $0.5 million, compared to $0.9 million recorded in the first six months of 2007.

Income tax provision (benefit) – For the six months ended June 30, 2008, we recorded an income tax benefit related to our continuing operations of $7.8 million due to Potlatch TRS losses. We recorded an income tax provision of $1.3 million in the same period of 2007, which was largely due to Potlatch TRS income.

Earnings from continuing operations – In the first half of 2008, we recorded earnings from continuing operations of $46.2 million, compared to $41.3 million for the first half of 2007. The favorable comparison was primarily due to the income tax benefit recorded in 2008 compared to the income tax provision recorded in 2007.

Discontinued operations – For the first six months of 2008, we recorded an after-tax loss of $12.2 million related to the Prescott mill closure. The charge represents estimated costs associated with the adjustment of assets to estimated fair market value, as well as approximately $1.4 million in severance benefits, approximately $0.8 million associated with the curtailment of the hourly defined benefit pension plan for the Prescott employees, and approximately $0.3 million in other costs associated with the closure. Excluding the loss on disposal, the Prescott operation recorded an after-tax operating loss of $2.3 million for the first six months of 2008, compared to an after-tax operating loss of $0.5 million for the first six months of 2007.

For the first six months of 2007, we recorded an after-tax loss of $33.0 million related to the sale of our Boardman, Oregon, hybrid poplar tree farm, which was completed during the second quarter of 2007. Excluding the loss on disposal, the Boardman operation recorded an after-tax operating loss of $3.7 million for the first six months of 2007.

Other comprehensive income, net of tax – We recorded other comprehensive income, net of tax, of $2.8 million for the first six months of 2008, compared to $2.7 million for the same period in 2007.

DISCUSSION OF BUSINESS SEGMENTS

The Resource segment reported operating income of $29.4 million for the first six months of 2008, a decrease of $3.7 million compared to $33.1 million reported for the first six months of 2007. Segment revenues were $105.3 million for the first six months of 2008, compared to $131.7 million for the same period in 2007. The lower revenues were primarily due to decreased sales volumes in 2008, combined with lower log selling prices in our Northern region. Expenses for the segment were $75.9 million for the first half of 2008, compared to $98.6 million for the first half of 2007. The lower expenses were due to fewer outside logs purchased in 2008 and decreased harvest of fee timber in the Southern region. The 2007 expenses included a pre-tax restructuring charge of $2.8 million recorded in the first quarter of 2007.

The Real Estate segment reported operating income of $28.0 million for the first six months of 2008, compared to $7.0 million for the first six months of 2007. Revenues for the segment were $36.4 million for the first six months of 2008, compared to $8.7 million for the same period in 2007. The significantly higher revenues in the first half of 2008 were due to the sale of approximately 53,500 acres of land, compared to approximately 7,500 acres in the first half of 2007. The majority of the land sold in the first half of 2008 was non-core land located in Minnesota. A large portion of this land was not included in the 18,000 to 22,000 acres of land we had previously announced that we expect to sell in 2008, but we were presented with an opportunity to sell this non-core land and were able to match it for section 1031 like-kind exchange purposes with land purchased in Idaho in 2007 and early 2008. Real Estate segment expenses were $8.5 million in the first six months of 2008, compared to $1.6 million for the first six months of 2007. The increased expenses were due to costs associated with the additional sales of land in the first half of 2008.

The Wood Products segment reported an operating loss of $10.3 million for the first six months of 2008, compared to operating income of $9.4 million recorded in the same period of 2007. Revenues for the segment were $185.5 million in the first six months of 2008, compared to $211.5 million for the first six months of 2007. Lumber revenues were $125.0 million in the first half of 2008, down from $152.2 million for the same period in 2007. The lower revenues were due to lower selling prices and decreased shipments. In March 2008, our Gwinn, Michigan lumber mill was shut down for nine days due to a weather-related log shortage. Following the downtime, the lumber mill operated one shift a day until May 1, due to continuing weather-related log shortages, then returned to two shifts a day. The Lewiston, Idaho lumber mill was shut down for one week in June 2008 and the Bemidji, Minnesota lumber mill was shut down for eleven days in May 2008, both due to weather-related log shortages. Plywood revenues totaled $28.0 million for the first six months of 2008, compared to $27.7 million for the first six months of 2007. The increase was due to higher selling prices, partially offset by decreased shipments. Particleboard revenues were $9.7 million for the first half of 2008, compared to $10.6 million for the same period in 2007. The lower revenues were due to decreased shipments, partially offset by higher selling prices. Our Post Falls, Idaho particleboard plant was shut down for nearly three weeks in February 2008 and for fifteen days in May 2008 due to a fiber shortage caused by sawmill curtailments resulting from the depressed lumber market. Other revenues for the segment were $22.8 million for the first six months of 2008, compared to $21.0 million for the first six months of 2007. The increase in other revenues was due to the sale of residual logs in 2008, versus none sold by the segment in 2007. Segment expenses were $195.8 million for the first six months of 2008, $6.6 million lower than expenses of $202.1 million for the first six months of 2007. The decrease in expenses was primarily due to lower costs associated with decreased lumber shipments.

The Pulp and Paperboard segment reported operating income of $17.2 million for the first six months of 2008, compared to $11.0 million for the first six months of 2007. Revenues for the segment were $361.5 million for the first six months of 2008, an increase of $41.2 million over the $320.3 million in revenues for the first six months of 2007. Paperboard revenues increased to $313.2 million in the first half of 2008, $39.7 million higher than revenues of $273.5 million in the first half of 2007. The higher revenues were primarily due to increased shipments and higher selling prices. Pulp revenues were $47.9 million for the first six months of 2008, compared to $46.2 million recorded in the same period of 2007 due primarily to increased shipments and slightly higher selling prices. Expenses for the segment were $344.2 million for the first six months of 2008, compared to $309.3 million for the same period in 2007. The increase in expenses was due primarily to costs associated with increased shipments of paperboard and pulp, and higher wood fiber, energy and chemical costs in the first half of 2008. These increased expenses were partially offset by reduced maintenance costs in the first half of 2008 when compared to the first half of 2007. Maintenance costs for the first six months of 2007 included $9.2 million for a planned major maintenance outage.

The Consumer Products segment reported operating income of $10.3 million for the first six months of 2008, compared to $8.9 million for the first six months of 2007. Revenues for the segment were $242.0 million in the first six months of 2008, $25.8 million higher than revenues of $216.2 million recorded in the first six months of 2007. The higher revenues were due to increased shipments and higher selling prices. Segment expenses were $231.7 million for the first half of 2008, compared to $207.3 million for the first half of 2007. Costs associated with increased tissue shipments, as well as higher freight, pulp and energy costs, were largely responsible for the higher segment expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, our financial position included long-term debt of $321.3 million, including current installments on long-term debt of $0.4 million. Long-term debt at June 30, 2008 (including current installments) decreased $0.2 million from the $321.5 million balance at December 31, 2007. Stockholders’ equity for the first six months of 2008 decreased by $1.1 million due to a regular quarterly distribution to common stockholders of $40.3 million, partially offset by net earnings of $31.7 million and the issuance of $3.3 million of common stock related to the exercise of stock options. The ratio of long-term debt (including current installments) to stockholders’ equity was 0.56 to 1 at both June 30, 2008 and December 31, 2007.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2008, are as follows:

(Dollars in thousands)
2009	$100,410
2010	11
2011	5,011
2012	21,657
2013	8,413

Working capital totaled $37.5 million at June 30, 2008, a decrease of $11.8 million from the December 31, 2007 balance of $49.3 million. The significant changes in the components of working capital are as follows:

•

Notes payable totaled $129.3 million at June 30, 2008, compared to $110.3 million at December 31, 2007. The increase was primarily due to additional borrowings under our unsecured bank credit facility revolving line of credit in the first half of 2008 to partially fund the purchase of approximately 34,000 acres of timberland in Idaho for approximately $51.4 million.

•	Receivables increased by $22.7 million due primarily to increases in income tax refunds receivable and trade receivables for our Pulp and Paperboard and Wood Products segments.

•	Inventories decreased by $18.0 million primarily due to lower log and tissue inventories.

Net cash provided by operating activities from continuing operations for the first six months of 2008 totaled $48.7 million, compared to $71.9 million for the same period in 2007. The decrease was largely due to a lower amount of cash provided from working capital changes in the first six months of 2008 compared to the same period in 2007.

For the six months ended June 30, 2008, net cash used for investing activities from continuing operations was $31.9 million, compared to $96.9 million for the first six months of 2007. In the first six months of 2008, we used $27.3 million for deposits on timberlands, compared to $54.0 million for the same period in 2007. The deposits on timberlands represent the portion of timberlands that were purchased on our behalf by a qualified like-kind exchange intermediary, and are held by the intermediary until they are either matched with sales of company-owned properties through our like-kind exchange process or the end of a 180-day period, whichever comes first. In accordance with section 1031 rules, title to any portion of timberlands held by the intermediary that is not matched with sales of company-owned properties within 180 days of the purchase of these timberlands will be transferred to us at the end of the 180-day period. In addition to the change in deposits on timberlands, we had a net cash inflow of $26.3 million in the first six months of 2008 from a change in our short-term investments compared to a net cash outflow of $9.8 million for the same period in 2007. The $26.3 million net cash inflow from the change in short-term investments for the first half of 2008 included $25.3 million in proceeds received as a result of the settlement of short-term investments originally obtained through non-cash like-kind exchange transactions.

Capital expenditures in the first six months of 2008 included $16.4 million in cash for the acquisition of timberlands in Idaho. Capital expenditures in the first six months of 2007 included $14.5 million in cash for our Wisconsin timberland purchase. The balance of capital expenditures in both periods was for forestland activities and various smaller projects designed to improve product quality and manufacturing efficiency.

Net cash used for financing activities totaled $22.0 million for the six months ended June 30, 2008, compared to $40.5 million during the same period in 2007. The cash used for financing activities in the first six months of 2008 was primarily due to the regular quarterly cash distributions to common stockholders of $40.3 million, which were partially offset by an increase of $19.0 million in notes payable, as discussed above. The cash used by financing activities in the first six months of 2007 was primarily due to the regular quarterly cash distributions to common stockholders of $38.2 million.

Our regular quarterly distributions increased to approximately $40.3 million in the first six months of 2008 from approximately $38.2 million in the same period in 2007. Based on historical operating results and taking into account planned harvest activities, we expect to fund a substantial majority of future annual distributions using the cash flows from our REIT-qualifying timberland operations. Any shortfall between cash available for distribution from REIT operations and anticipated future annual distributions to stockholders is expected to be funded through cash on hand, bank borrowings, or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our REIT operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it may be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of the lower harvest activity during winter and early spring. Significant decreases in timber prices or other factors that have a materially adverse effect on the cash flows from our REIT operations could result in our inability to maintain our current distribution rate.

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

Our current unsecured bank credit facility, which expires on December 22, 2008, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of June 30, 2008, there were $129.3 million of borrowings outstanding under the revolving line of credit, and $10.0 million of the letter of credit subfacility was being used to support several outstanding letters of credit. The $129.3 million in borrowings were used to fund a portion of the acquisition of 145,000 acres of timberland in Idaho costing approximately $163.0 million in September 2007 and 34,000 acres purchased for approximately $51.4 million in January 2008. Loans under the credit facility bear interest at LIBOR plus between 0.625% and 1.625% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus up to 0.625% for other loans. As of June 30, 2008, the weighted average interest rate on the $129.3 million of borrowings outstanding under the revolving line of credit was approximately 3.58%, and we are eligible to borrow under the credit facility at LIBOR plus 1.125%.

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

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of June 30, 2008.

	Covenant Requirement	Actual Ratio at June 30, 2008
Maximum Funded Indebtedness To Capitalization Ratio	55%	40.0%

Minimum Net Worth	80% of consolidated net worth at March 31, 2006 (1)	124.5%

Minimum Interest Coverage Ratio	2.75 to 1.00	5.18 to 1.00

(1)	The minimum requirement is 80% of consolidated net worth as of March 31, 2006, with an adjustment to the minimum requirement for the net cash proceeds, on a cumulative basis, of all equity issuances.

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

We believe that our cash, cash flows from continuing operations and available borrowings under our current credit facility, which we expect to replace or extend prior to its expiration in December 2008, will be sufficient to fund our operations, stockholder distributions, capital expenditures and debt service obligations for the next twelve months. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will be in compliance with the financial covenants in our credit facility so that future borrowings thereunder will be available to us. Thus, our ability to fund our operations and stockholder distributions will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed above under the heading “Factors Influencing our Results of Operations and Cash Flows,” many of which are beyond our control.

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

As of June 30, 2008, there were $129.3 million of borrowings outstanding under our unsecured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on our current outstanding credit facility borrowings of $129.3 million, would have a $1.3 million annual effect on interest expense. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

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

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands)

	Expected Maturity Date (as of June 30, 2008)						Total
	2008	2009	2010	2011	2012	Thereafter
Long-term debt:
Fixed rate	$3	$100,410	$11	$5,011	$21,657	$194,230	$321,322
Average interest rate	6.5%	13.0%	6.5%	8.6%	5.7%	6.8%	8.7%
Fair value at 6/30/08							$338,318

ITEM 4.

Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act), which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Part II

ITEM 1.

Legal Proceedings

Beginning in February 2006, a series of private antitrust lawsuits were filed against us and certain other manufacturers of oriented strand board (OSB) by plaintiffs who claim they purchased OSB at artificially high prices. The cases were consolidated into two Consolidated Amended Class Action Complaints in the United States District Court for the Eastern District of Pennsylvania under the caption In Re OSB Antitrust Litigation, one on behalf of direct purchasers of OSB and the other on behalf of indirect purchasers. The complaints allege that the defendant OSB manufacturers violated federal and state antitrust laws by purportedly conspiring from mid-2002 to the present to drive up the price of OSB. The consolidated indirect purchaser complaint also alleges that defendants violated various states’ unfair competition laws and common law. Each consolidated complaint seeks an unspecified amount of monetary damages to be trebled as provided under the antitrust laws and other relief. The court certified a nationwide class of direct purchasers who bought OSB structural panel products directly from one of the defendants during the period from June 1, 2002 to February 24, 2006. It also certified a nationwide class of indirect purchaser end users who purchased new OSB manufactured or sold by one of the defendants during the same time period; this class excludes persons who only bought OSB that was incorporated into a house or other structure. The claims of the nationwide indirect purchaser class are limited to injunctive relief. However, the court also certified a multistate class of indirect purchasers in 17 states whose members may recover compensation as allowed by state law. Although we vigorously deny any wrongdoing, on March 28, 2008, we tentatively settled the claims of the direct purchaser class for $2.7 million, solely in order to avoid the further expense and burden of the ongoing litigation. On April 17, 2008, we tentatively settled the indirect purchaser class action claims for $0.3 million. Both settlements remain subject to court approval. We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004.

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

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – June 30, 2008	287	(1)	$49.84	—	(2)	—	(2)
Total	287		$49.84	—		—

(1)	Represents shares of the company’s common stock purchased on behalf of the company in an open-market transaction occurring on June 16, 2008.
(2)	There are currently no authorized repurchase programs in effect under which the company may repurchase shares.

ITEM 4.

Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the company held on May 5, 2008, the company’s stockholders voted on three proposals as follows:

Proposal 1

Election of Directors

	For	Against	Abstain
Jerome C. Knoll	35,707,208	813,237	106,928
John S. Moody	35,664,141	839,957	123,275
Lawrence S. Peiros	35,709,655	798,228	119,490
William T. Weyerhaeuser	35,280,358	1,257,403	89,612

Directors whose terms of office also continued after the annual meeting are Michael J. Covey, Boh A. Dickey, William L. Driscoll, Ruth Ann M. Gillis, Gregory L. Quesnel, Michael T. Riordan and Judith M. Runstad.

Proposal 2

Approval of Annual Incentive Plan

For	34,491,150
Against	1,356,191
Abstain	780,032

Proposal 3

Ratification of the Appointment of Independent Auditor

For	34,886,440
Against	1,669,794
Abstain	71,139

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
Terry L. Carter
Controller
(Duly Authorized; Principal Accounting Officer)

Date: July 28, 2008

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(h)(i)[1]*	Amendment to Potlatch Corporation Benefits Protection Trust Agreement, effective June 1, 2008, filed as Exhibit (10)(h)(i) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

(10)(r)(v)[1]*	Amendment to Potlatch Corporation Management Performance Award Plan II, effective June 1, 2008, filed as Exhibit (10)(r)(v) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

(10)(s)[1]	Amended and Restated Deferred Compensation Plan For Directors II, effective May 15, 2008.

(10)(w)[1]*	Potlatch Corporation Annual Incentive Plan, effective January 1, 2009, filed as Exhibit (10)(w) to the Current Report on Form 8-K filed by the Registrant on May 8, 2008.

(10)(x)[1]*	Potlatch Corporation Management Deferred Compensation Plan, effective June 1, 2008, filed as Exhibit (10)(x) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.
[1]	Management contract or compensatory plan, contract or arrangement.