Form 10-Q
period 2008-09-30
POTLATCH CORP
filed 2008-10-27
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

The number of shares of common stock of the registrant outstanding as of September 30, 2008 was 39,521,295.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.

Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands - except per-share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$457,075	$420,546	$1,289,876	$1,189,338

Costs and expenses:
Depreciation, depletion and amortization	21,069	20,284	57,204	57,752
Materials, labor and other operating expenses	387,436	330,110	1,081,574	960,244
Selling, general and administrative expenses	19,908	23,134	67,285	64,835
Restructuring charge	—	(140)	—	2,691

	428,413	373,388	1,206,063	1,085,522

Earnings from continuing operations before interest and taxes	28,662	47,158	83,813	103,816
Interest expense	(8,106)	(7,380)	(25,280)	(22,271)
Interest income	98	1,047	552	1,943

Earnings from continuing operations before taxes	20,654	40,825	59,085	83,488
Income tax benefit	(5,061)	(1,708)	(12,841)	(394)

Earnings from continuing operations	25,715	42,533	71,926	83,882

Discontinued operations:
Loss from discontinued operations (including losses on disposal of $(387), $-, $(20,403), and $(35,774))	(763)	(2,499)	(24,490)	(42,791)
Income tax benefit	(298)	(979)	(9,551)	(4,096)

	(465)	(1,520)	(14,939)	(38,695)

Net earnings	$25,250	$41,013	$56,987	$45,187

Other comprehensive income (loss), net of tax
Defined benefit pension and other postretirement benefit plans:
Amortization of actuarial loss included in net periodic cost, net of tax of $787, $1,008, $2,364, and $3,023	$1,232	$1,576	$3,696	$4,729
Amortization of prior service credit included in net periodic cost, net of tax of $(167), $(133), $(502), and $(401)	(261)	(210)	(784)	(629)
Curtailment loss, net of tax of $-, $-, $544, and $-	—	—	830	—

Other comprehensive income, net of tax	971	1,366	3,742	4,100

Comprehensive income	$26,221	$42,379	$60,729	$49,287

Earnings per common share from continuing operations:
Basic	$0.65	$1.09	$1.82	$2.15
Diluted	0.65	1.08	1.81	2.13
Loss per common share from discontinued operations:
Basic	$(0.01)	$(0.04)	$(0.38)	$(0.99)
Diluted	(0.01)	(0.04)	(0.38)	(0.98)
Net earnings per common share:
Basic	$0.64	$1.05	$1.45	$1.16
Diluted	0.63	1.04	1.43	1.15
Distributions per common share	$0.51	$0.49	$1.53	$1.47
Average shares outstanding (in thousands):
Basic	39,515	39,172	39,432	39,050
Diluted	39,793	39,415	39,713	39,316

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

Unaudited (Dollars in thousands - except per-share amounts)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$3,790	$9,047
Short-term investments	8,453	22,289
Receivables, net	132,249	114,260
Inventories	172,594	169,396
Prepaid expenses	19,986	18,967
Assets held for sale	3,135	—

Total current assets	340,207	333,959

Land, other than timberlands	8,250	8,549
Plant and equipment, at cost less accumulated depreciation	473,583	510,776
Timber, timberlands and related deposits, net	566,071	534,513
Pension assets	118,886	108,435
Other assets	21,621	20,972

	$1,528,618	$1,517,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$410	$209
Current notes payable	113,700	110,300
Accounts payable and accrued liabilities	187,520	174,198

Total current liabilities	301,630	284,707

Long-term debt	320,918	321,301
Liability for pensions and other postretirement employee benefits	262,735	261,956
Other long-term obligations	20,026	18,923
Deferred taxes	37,371	51,981
Stockholders’ equity	585,938	578,336

	$1,528,618	$1,517,204

Stockholders’ equity per common share	$14.83	$14.73
Working capital	$38,577	$49,252
Current ratio	1.1:1	1.2:1

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$56,987	$45,187
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Loss from discontinued operations	2,493	5,712
Loss on disposal of discontinued operations	12,446	32,983
Depreciation, depletion and amortization	57,204	57,752
Proceeds from sales deposited with a like-kind exchange intermediary	(34,626)	(16,812)
Basis of real estate sold	7,788	879
Deferred taxes	(17,001)	(4,305)
Equity-based compensation expense	5,000	4,284
Employee benefit plans	(5,805)	(8,671)
Other	292	572
Working capital changes	(2,760)	6,156
Excess tax benefit from share-based payment arrangements	(2,103)	(2,447)
Income tax benefit related to stock issued in conjunction with stock compensation plans	1,074	2,955

Net cash provided by operating activities from continuing operations	80,989	124,245

CASH FLOWS FROM INVESTING
Change in short-term investments	47,600	(6,820)
Additions to plant and properties	(47,589)	(79,238)
Deposits on timberlands	(27,328)	(162,280)
Other, net	205	(501)

Net cash used for investing activities from continuing operations	(27,112)	(248,839)

CASH FLOWS FROM FINANCING
Change in book overdrafts	(7,033)	2,628
Increase in notes payable	3,400	110,000
Issuance of common stock	3,793	7,955
Repayment of long-term debt	(182)	(3,131)
Distributions to common stockholders	(60,405)	(57,439)
Excess tax benefit from share-based payment arrangements	2,103	2,447
Other, net	(3,107)	(1,421)

Net cash (used for) provided by financing activities from continuing operations	(61,431)	61,039

Cash flows from continuing operations	(7,554)	(63,555)
Cash flows of discontinued operations:
Operating cash flows	2,282	728
Investing cash flows	15	63,100
Financing cash flows	—	—

Increase (decrease) in cash	(5,257)	273
Cash at beginning of period	9,047	7,759

Cash at end of period	$3,790	$8,032

Net interest payments (net of amounts capitalized) for the nine months ended September 30, 2008 and 2007 were $18.6 million and $15.3 million, respectively. Net income tax payments (refunds) for the nine months ended September 30, 2008 and 2007 were $(5.6) million and $22.7 million, respectively.

Not included in additions to plant and properties for the nine months ended September 30, 2008 and 2007, were non-cash transactions totaling $51.2 million and $66.5 million, respectively, for the purchase of timberlands.

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

The accompanying Condensed Balance Sheets at September 30, 2008 and December 31, 2007, the Statements of Operations and Comprehensive Income for the quarters and nine months ended September 30, 2008 and 2007, and the Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.

On March 27, 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill permanently ceased operations in May 2008. As a result, the Prescott operation has been classified as “discontinued operations” in the financial statements for the quarter and nine months ended September 30, 2008. Comparative amounts for 2007 related to the results of operations for the Prescott lumber mill have been reclassified to conform to the 2008 presentation.

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

On April 17, 2008, we announced that our board of directors authorized management to evaluate a potential spin-off of our pulp-based manufacturing businesses, which would include our Consumer Products and our Pulp and Paperboard segments. Also included in the potential spin-off would be our Lewiston, Idaho lumber mill because it occupies the same site as our pulp-based operations in Lewiston. On July 17, 2008, our board of directors approved the plan to pursue this spin-off of our pulp-based businesses into a publicly traded company called Clearwater Paper Corporation, or Clearwater. We initially planned on capitalizing Clearwater with $175 million of high yield notes, the proceeds of which were going to be paid to us. With the credit markets in the current state of instability, this does not appear to be a viable approach. However, we developed a comparable approach to capitalizing Clearwater, which entails two steps. First, Clearwater will increase its anticipated revolver from $75 million to approximately $120 million, and then immediately draw $50 million and remit that cash to us. Second, Clearwater will retain the obligation to repay the $100 million liability for our credit sensitive debentures. The debentures will remain on our balance sheet post spin-off and a note receivable from Clearwater will be recorded. We expect the transaction to be completed during the fourth quarter of 2008, subject to final board approval based on regulatory, market and other conditions.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective November 15, 2008. This Statement is not expected to result in a change in our current practice.

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

We will continue to incur federal and state corporate income taxes on earnings from our manufacturing operations and real estate activities conducted by Potlatch TRS. For the quarter ended September 30, 2008, we recorded an income tax benefit of $5.1 million, compared to $1.7 million for the quarter ended September 30, 2007, related to continuing operations. The income tax benefit for the third quarter of 2008 was due primarily to operating losses of Potlatch TRS. The income tax benefit for the third quarter of 2007 was the result of an income tax benefit of $3.5 million due to the final determinations of amounts owed to the Internal Revenue Service for the years 1995-2004. Excluding this benefit, the company recorded an income tax provision of $1.8 million in the third quarter of 2007, which was largely related to pre-tax income of Potlatch TRS.

For the nine months ended September 30, 2008, we recorded an income tax benefit of $12.8 million, compared to $0.4 million for the same period in 2007, related to continuing operations. The income tax benefit for the first nine months of 2008 was largely related to operating losses of Potlatch TRS. The income tax benefit for the first nine months of 2007 was largely due to the income tax benefit resulting from final determination of amounts owed to the Internal Revenue Service for the years 1995-2004, net of an income tax provision of $2.6 million with respect to operating income of Potlatch TRS.

Our federal income tax returns from 1995 through 2004 have been examined by the Internal Revenue Service, and the resulting deficiency paid in 2007. Amended state tax returns reflecting the federal adjustments have been filed and associated taxes and interest paid.

A review of the company’s tax positions at September 30, 2008, pursuant to the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” indicates that no uncertain tax positions were taken during the first nine months of 2008, and no information came to light that would require derecognition of previously taken positions.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the quarters ended September 30, 2008 and 2007, we reflected less than $0.1 million in each quarter, for interest and penalties. For the nine months ended September 30, 2008 and 2007, we reflected less than $0.1 million and approximately $0.4 million, respectively, for interest and penalties. At September 30, 2008 and December 31, 2007, we had less than $0.1 million and approximately $0.1 million, respectively, accrued for the payment of interest and penalties.

NOTE 4.

Restructuring Charge

In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. The charge represented estimated severance benefit costs for 35 employees. A reduction to this charge of $0.1 million was recorded in the third quarter of 2007. There were no restructuring charges in the first nine months of 2008.

NOTE 5.

Discontinued Operations

On March 27, 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill continued processing its remaining inventory of logs and permanently ceased operations in May 2008, affecting approximately 182 employees. As a result of this closure, we recorded an after-tax charge of $12.4 million for the nine months ended September 30, 2008. The charge represents estimated costs associated with the adjustment of assets to estimated fair market value, as well as approximately $1.4 million in severance benefits, approximately $0.8 million associated with the curtailment of the hourly defined benefit pension plan for the Prescott employees, and approximately $0.6 million in other costs associated with the closure. For the quarter and nine months ended September 30, 2008, after-tax operating losses of $0.2 million and $2.5 million, respectively, which were previously included in the operating results of our Wood Products segment, are classified as discontinued

operations in the Statements of Operations and Comprehensive Income. For the quarter and nine months ended September 30, 2007, we recorded after-tax operating losses of $1.4 million and $1.9 million, respectively. Revenues for the Prescott operation, which were previously included in our Wood Products segment revenues, were $18.7 million for the nine months ended September 30, 2008, and $15.5 million and $47.6 million for the quarter and nine months ended September 30, 2007, respectively.

The assets of the Prescott lumber mill are presented in the Condensed Balance Sheets under the caption “Assets held for sale” at September 30, 2008. Included in the “Assets held for sale” amount are the estimated fair market values of storeroom inventories and property, plant and equipment. There are no liabilities associated with the Prescott assets held for sale.

In March 2007, we announced the sale of our hybrid poplar tree farm in Boardman, Oregon, for $65 million in cash. The sale was completed in May 2007. We applied a large portion of the proceeds from this sale to our acquisition in the first quarter of 2007 of 76,000 acres of timberlands in Wisconsin through a tax-efficient Internal Revenue Code section 1031 like-kind exchange. As a result of the sale, we recorded an after-tax charge of $33.0 million for the nine months ended September 30, 2007. The charge represented estimated costs associated with the adjustment of the carrying value of the assets involved in the sale to fair market value, as well as approximately $0.3 million in severance benefits and approximately $0.2 million in transaction and other costs associated with the sale. For the quarter and nine months ended September 30, 2007, after-tax operating losses of $0.1 million and $3.8 million, respectively, which were previously included in the operating results of our Resource segment, are classified as discontinued operations in the Statements of Operations and Comprehensive Income. Revenues for the hybrid poplar tree farm, which were previously included in our Resource segment revenues, were $2.5 million for the nine months ended September 30, 2007.

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

We use a qualified LKE intermediary to facilitate LKE transactions. Proceeds from forward transactions are held by the intermediary and are classified as a restricted non-current asset because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. Proceeds from reverse transactions are not restricted because the funds are not subject to risk, earn interest and are available upon demand; therefore, these proceeds are included in short-term investments. In the case of reverse transactions in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a long-term asset and included in “Timber, timberlands and related deposits, net” in our Condensed Balance Sheets and as “Deposits on timberlands” in the investing activities section of our Condensed Statements of Cash Flows. Amounts deposited with a third party towards the potential future purchase of property that are not matched with LKE sales are also included in “Timber, timberlands and related deposits, net” in our Condensed Balance Sheets and as “Deposits on timberlands” in our Condensed Statements of Cash Flows. All proceeds, when received by the qualified intermediary, are included as non-cash adjustments to net earnings from continuing operations in the Condensed Statements of Cash Flows.

NOTE 7.

Earnings per Common Share

Earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in calculating the basic and diluted earnings per common share from continuing operations:

(Dollars in thousands - except per-share amounts)	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Earnings from continuing operations	$25,715	$42,533	$71,926	$83,882

Basic average common shares outstanding	39,514,730	39,171,841	39,431,879	39,050,280
Incremental shares due to:
Common stock options	63,295	76,888	58,639	79,692
Performance shares	180,723	151,484	188,876	170,450
Restricted stock units	33,977	14,348	34,096	15,529

Diluted average common shares outstanding	39,792,725	39,414,561	39,713,490	39,315,951

Basic earnings per common share from continuing operations	$0.65	$1.09	$1.82	$2.15

Diluted earnings per common share from continuing operations	$0.65	$1.08	$1.81	$2.13

For the quarter ended September 30, 2008, options to purchase 75,394 shares of common stock were excluded from the computation of diluted earnings per common share because their effect was anti-dilutive. For the nine months ended September 30, 2008, 2,000 restricted stock units and options to purchase 75,394 shares of common stock were excluded from the computation of diluted earnings per common share because their effect was anti-dilutive. For the quarter ended September 30, 2007, 1,000 restricted stock units, 7,400 performance shares and options to purchase 145,565 shares of common stock were excluded from the computation of diluted earnings per common share because their effect was anti-dilutive. For the nine months ended September 30, 2007, 6,654 restricted stock units, 7,400 performance shares and options to purchase 145,565 shares of common stock were excluded from the computation of diluted earnings per common share because their effect was anti-dilutive.

NOTE 8.

Equity-Based Compensation

At September 30, 2008, we had three stock incentive plans, the 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. All of these plans have received stockholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At September 30, 2008, no shares were available for future use under the 1995 Stock Incentive Plan, while approximately 115,800 and 768,200 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. All exercises of stock options or distributions upon settlement of performance share awards or RSU awards are made through the issuance of new shares.

For the quarter ended September 30, 2008, we recorded equity-based compensation expense of $2.0 million, of which $1.8 million related to performance shares and $0.2 million related to RSUs. For the quarter ended September 30, 2007, we recorded equity-based compensation expense of $1.4 million, of which $1.3 million related to performance shares and $0.1 million related to RSUs. For the nine months ended September 30, 2008, we recorded equity-based compensation expense of $5.0 million, of which $4.3 million related to performance shares and $0.7 million related to RSUs. For the nine months ended September 30, 2007, we recorded equity-based compensation expense of $4.3 million, of which $3.9 million related to performance shares and $0.4 million related to RSUs. The net income tax benefit recognized in the Statements of Operations and Comprehensive Income for equity-based compensation expense totaled $0.8 million and $0.6 million for the quarters ended September 30, 2008 and 2007, respectively, and $2.0 million and $1.7 million for the nine months ended September 30, 2008 and 2007, respectively.

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

Directors of the company can also each elect to defer compensation in the form of common stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of the company’s common stock. We recorded director deferred compensation expense totaling $0.2 million and $0.3 million for the quarters ended September 30, 2008 and 2007, respectively, and $0.4 million for both the nine months ended September 30, 2008 and 2007.

As required by SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R), $2.1 million and $2.4 million of cash flows for the nine months ended September 30, 2008 and 2007, respectively, representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized, have been classified as a financing cash inflow and an operating cash outflow in the Condensed Statements of Cash Flows.

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, vested over the two-year period from the grant date, and expire not later than 10 years from the date of grant. No new stock options were granted in 2008 or 2007.

A summary of outstanding stock options as of September 30, 2008, and changes during the nine months ended September 30, 2008, is presented below:

(Dollars in thousands, except per-share amounts)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	509,284	$25.08
Shares exercised	(143,319)	26.47	$2,760
Shares cancelled	(30)	35.44

Outstanding and exercisable at September 30	365,935	24.54	7,996

There were no unvested stock options outstanding during the nine months ended September 30, 2008. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $5.2 million.

The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$15.8849 to $19.0779	79,000	3.78 years	$17.47
$21.3279 to $25.1112	158,299	3.88 years	21.87
$27.5226 to $35.4393	128,636	4.10 years	32.16

$15.8849 to $35.4393	365,935	3.93 years	24.54

Cash received from stock option exercises for the nine months ended September 30, 2008 and 2007 was $3.8 million and $8.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million and $0.9 million for the quarters ended September 30, 2008 and 2007, respectively, and $1.1 million and $1.9 million for the nine months ended September 30, 2008 and 2007, respectively.

PERFORMANCE SHARES

Performance share awards granted under the stock incentive plans have a three year performance period, and shares are issued at the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%—200%. Performance share awards granted under our stock incentive plans do not represent common stock, and therefore the holders do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive dividend equivalents at the time of payment equal to the distributions that would have been paid on the shares earned had the recipient owned the shares during the three-year period.

Due to the adoption of SFAS No. 123R, the fair value of all performance share awards after January 1, 2006, is estimated using a Monte Carlo simulation model. For the purpose of recognizing compensation expense, performance share awards granted prior to the adoption of SFAS No. 123R are valued at the market value of the company’s stock at the date of grant.

A summary of outstanding performance share awards as of September 30, 2008, and changes during the nine months ended September 30, 2008 is presented below:

(Dollars in thousands, except per-share amounts)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	244,933	$50.80
Granted	91,491	52.75
Forfeited	(12,688)	50.04

Unvested shares outstanding at September 30	323,736	51.38	$13,964

As of September 30, 2008, there was $5.6 million of unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.6 years.

Included in the unvested shares total as of September 30, 2008 are 100,615 performance shares that are currently tied to Potlatch’s total stockholder return over the 36-month period ending December 31, 2008. In connection with the proposed spin-off of our pulp-based businesses, which is anticipated to occur prior to December 31, 2008, the performance period for these performance shares has been compressed to a 33-month period ending September 30, 2008, resulting in the accelerated recognition of $0.3 million of expense in the third quarter of 2008.

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

A summary of the status of outstanding RSU awards as of September 30, 2008, and changes during the nine months ended September 30, 2008, is presented below:

(Dollars in thousands, except per-share amounts)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	31,875	$48.84
Granted	27,869	41.57
Vested	(8,411)	48.67
Forfeited	(575)	41.38

Unvested shares outstanding at September 30	50,758	44.96	$2,203

For RSU awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards vested during the period was $0.4 million, using the grant date market price of our common stock.

As of September 30, 2008, there was $1.2 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.5 years.

NOTE 9.

Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Raw materials	$91,711	$65,517
Finished goods	80,883	103,879

	$172,594	$169,396

NOTE 10.

Pension and Other Postretirement Employee Benefit Plans

The following table details the components of net periodic cost (benefit) of our pension and other postretirement employee benefit plans:

Quarters ended September 30:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$2,836	$3,002	$648	$623
Interest cost	9,439	8,566	4,005	3,822
Expected return on plan assets	(15,427)	(15,604)	—	—
Amortization of prior service cost (credit)	513	547	(941)	(890)
Amortization of actuarial loss	1,017	1,304	1,002	1,280
Curtailments	—	—	—	—

Net periodic cost (benefit)	$(1,622)	$(2,185)	$4,714	$4,835

Nine months ended September 30:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$8,508	$9,006	$1,944	$1,870
Interest cost	28,317	25,700	12,013	11,467
Expected return on plan assets	(46,281)	(46,814)	—	—
Amortization of prior service cost (credit)	1,539	1,642	(2,825)	(2,672)
Amortization of actuarial loss	3,052	3,912	3,008	3,840
Curtailments	268	—	—	—

Net periodic cost (benefit)	$(4,597)	$(6,554)	$14,140	$14,505

The pension benefits presented above do not include a $1.3 million pre-tax charge related to the closure of the Prescott lumber mill. The amount is included in “Loss from discontinued operations” in the Statements of Operations and Comprehensive Income for the nine months ended September 30, 2008.

Of the $1.0 million reported as “Other comprehensive income, net of tax,” on our Statements of Operations and Comprehensive Income for the quarter ended September 30, 2008, $0.9 million and $0.1 million related to our defined benefit pension and other postretirement employee benefit plans, respectively. Of the $3.7 million reported as “Other comprehensive income, net of tax,” on our Statements of Operations and Comprehensive Income for the nine months ended September 30, 2008, $2.8 million related to our defined benefit pension plans, $0.1 million related to our other postretirement employee benefit plans and $0.8 million related to the curtailment associated with the Prescott lumber mill closure and the curtailment of our Lewiston, Idaho fire department hourly pension plan.

As discussed in the notes to our financial statements for the year ended December 31, 2007, no minimum contributions to our qualified pension plans are estimated for 2008 due to the funded status of those plans at December 31, 2007. However, we estimate contributions will total approximately $1.8 million in 2008 for our non-qualified pension plan. As of September 30, 2008, $1.3 million of contributions had been made. We do not anticipate funding our other postretirement employee benefit plans in 2008 except to pay benefit costs as incurred during the year by plan participants.

NOTE 11.

Contingencies

The following updates information included in the 2007 Annual Report on Form 10-K:

Beginning in February 2006, a series of private antitrust lawsuits were filed against us and certain other manufacturers of oriented strand board (OSB) by plaintiffs who claim they purchased OSB at artificially high prices. The cases were consolidated into two Consolidated Amended Class Action Complaints in the United States District Court for the Eastern District of Pennsylvania under the caption In Re OSB Antitrust Litigation, one on behalf of direct purchasers of OSB and the other on behalf of indirect purchasers. The complaints allege that the defendant OSB manufacturers violated federal and state antitrust laws by purportedly conspiring from mid-2002 to the present to drive up the price of OSB. The consolidated indirect purchaser complaint also alleges that defendants violated various states’ unfair competition laws and common law. Each consolidated complaint seeks an unspecified amount of monetary damages to be trebled as provided under the antitrust laws and other relief. The court certified a nationwide class of direct purchasers who bought OSB structural panel products directly from one of the defendants during the period from June 1, 2002 to February 24, 2006. It also certified a nationwide class of indirect purchaser end users who purchased new OSB manufactured or sold by one of the defendants during the same time period; this class excludes persons who only bought OSB that was incorporated into a house or other structure. The claims of the nationwide indirect purchaser class are limited to injunctive relief. However, the court also certified a multistate class of indirect purchasers in 17 states whose members may recover compensation as allowed by state law. Although we vigorously deny any wrongdoing, on March 28, 2008, we tentatively settled the claims of the direct purchaser class for $2.7 million, solely in order to avoid the further expense and burden of the ongoing litigation. On April 17, 2008, we tentatively settled the indirect purchaser class action claims for $0.3 million. Both settlements have been preliminarily approved by the court, but remain subject to final court approval. We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004.

NOTE 12.

Segment Information

(Dollars in thousands)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment Revenues
Resource	$94,552	$99,707	$199,893	$231,411

Real Estate	6,750	3,679	43,198	12,335

Wood Products
Lumber	68,655	77,513	191,351	229,735
Plywood	11,353	14,247	39,361	41,963
Particleboard	4,456	4,721	14,177	15,313
Other	14,480	9,838	39,538	30,824

	98,944	106,319	284,427	317,835

Pulp and Paperboard
Paperboard	170,532	149,805	483,725	423,292
Pulp	24,856	24,244	72,742	70,479
Other	210	241	604	821

	195,598	174,290	557,071	494,592

Consumer Products	128,517	112,429	370,476	328,614

	524,361	496,424	1,455,065	1,384,787
Elimination of intersegment revenues	(67,286)	(75,878)	(165,189)	(195,449)

Total consolidated revenues	$457,075	$420,546	$1,289,876	$1,189,338

Intersegment revenues or transfers
Resource	$41,442	$58,715	$95,672	$137,015
Wood Products	7,304	4,448	20,535	15,133
Pulp and Paperboard	18,514	12,686	48,901	43,215
Consumer Products	26	29	81	86

Total	$67,286	$75,878	$165,189	$195,449

Operating Income (Loss)
Resource	$30,770	$38,175	$60,176	$71,272
Real Estate	3,238	2,405	31,232	9,412
Wood Products	767	4,641	(9,541)	14,068
Pulp and Paperboard	533	17,559	17,779	28,535
Consumer Products	10,932	5,139	21,224	14,006
Eliminations	(5,647)	(8,446)	764	527

	40,593	59,473	121,634	137,820
Corporate	(19,939)	(18,648)	(62,549)	(54,332)

Earnings from continuing operations before taxes	$20,654	$40,825	$59,085	$83,488

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

On April 17, 2008, we announced that our board of directors authorized management to evaluate a potential spin-off of our pulp-based manufacturing businesses, which would include our Consumer Products and our Pulp and Paperboard segments. Also included in the potential spin-off would be our Lewiston, Idaho lumber mill because it occupies the same site as our pulp-based operations in Lewiston. On July 17, 2008, our board of directors approved the plan to pursue this spin-off of our pulp-based businesses into a publicly-traded company called Clearwater Paper Corporation, or Clearwater. We initially planned on capitalizing Clearwater with $175 million of high yield notes, the proceeds of which were going to be paid to us. With the credit markets in the current state of instability, this does not appear to be a viable approach. However, we developed a comparable approach to capitalizing Clearwater, which entails two steps. First, Clearwater will increase its anticipated revolver from $75 million to approximately $120 million, and then immediately draw $50 million and remit that cash to us. Second, Clearwater will retain the obligation to repay the $100 million liability for our credit sensitive debentures. The debentures will remain on our balance sheet post spin-off and a note receivable from Clearwater will be recorded. We expect the transaction to be completed during the fourth quarter of 2008, subject to final board approval based on regulatory, market and other conditions.

As discussed in Note 5, on March 27, 2008, we announced the permanent closure of our Prescott, Arkansas, lumber mill due to poor market conditions. The mill permanently ceased operations in May 2008. In May 2007, we sold our hybrid poplar tree farm in Boardman, Oregon, for $65.0 million in cash. These operations are classified as discontinued operations in the periods covered by this report.

As of September 30, 2008, our business was organized into five reporting segments:

•

The Resource segment consists of substantially all of our timberlands, as well as those assets necessary to manage these timberlands. The primary business of the segment is the management of our timberlands to optimize the value of all possible revenue-producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include, but are not limited to, planting trees, harvesting trees, building and maintaining roads, development of management plans and recreation lease management. For the first nine months of 2008, Resource segment net revenues were $199.9 million, representing approximately 14% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $95.7 million for the period.

In September 2007, we entered into agreements to acquire approximately 179,000 acres of timberland in Idaho for approximately $215 million. We completed the acquisition of the timberland in two separate transactions, with the first closing in September 2007 and the second closing, of approximately 34,000 acres for $51.4 million, in January 2008. We matched a portion of the purchase of this Idaho timberland with sales of our own lands in the first half of 2008 for section 1031 like-kind exchange purposes.

In January 2007, we completed the acquisition of 76,000 acres of prime timberland in Wisconsin for $64.5 million. The purchase of the Wisconsin timberlands was matched with sales of our own lands, primarily the hybrid poplar tree farm in Boardman, Oregon, for section 1031 like-kind exchange purposes.

•

The business of the Real Estate segment consists of the sale of selected non-strategic timberland real estate, including sales of land for higher and better use purposes, and the acquisition of timberlands. Results for this segment depend on the timing of closing of transactions for these non-strategic property sales. This segment also engages in land development activities through Potlatch TRS. Real Estate segment net revenues for the first nine months of 2008 were $43.2 million, which represented approximately 3% of our net revenues from continuing operations. The segment did not have intersegment revenues during the period.

•

The Wood Products segment manufactures lumber, plywood and particleboard at seven mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment net revenues were $284.4 million for the first nine months of 2008, representing approximately 20% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $20.5 million for the period.

•

The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment net revenues were $557.1 million for the first nine months of 2008, representing approximately 38% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $48.9 million for the period.

•

The Consumer Products segment manufactures tissue products sold on a private label basis primarily to major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and one additional tissue converting facility located in Illinois. Consumer Products segment net revenues were $370.5 million for the first nine months of 2008, representing approximately 25% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $0.1 million for the period.

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

Our results of operations and cash flows can be materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors affecting demand, such as changes in economic conditions, construction activity levels, interest rates, population growth and weather conditions, as well as changes in timber supply and other factors. All of these factors can vary by region and by timber type, such as saw logs or pulpwood logs. In 2008, we expect overall average pricing for our timber to decline by approximately 4% to 7% compared to 2007.

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

Our manufacturing businesses are capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors may currently be lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases. For the periods presented in this Form 10-Q, no downtime was taken at any of our facilities associated with our continuing operations due to an inability to cover variable costs. However, in March 2008, our Gwinn, Michigan lumber mill was shut down for nine days due to a weather-related log shortage. Following the downtime, the lumber mill operated one shift a day until May 1, due to continuing weather-related log shortages, then returned to two shifts a day. Our Post Falls, Idaho particleboard plant was shut down for nearly three weeks in February 2008, fifteen days in May 2008 and thirteen days in July 2008 due to a fiber shortage caused by sawmill curtailments resulting from the depressed lumber market. The Post Falls plant was also shut down for nine days from late August into September 2008 in order to avoid building excess inventories and for fifteen days in late September for a capital project. The Lewiston, Idaho lumber mill was shut down for one week in June 2008 and the Bemidji, Minnesota lumber mill was shut down for eleven days in May 2008, both due to weather-related log shortages. Our Warren, Arkansas lumber mill was shut down for five days in September 2008 due to hurricane activity. The profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results can be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Energy costs, which have become one of our most volatile operating expenses over the past several years, have an impact on almost every aspect of our operations, from natural gas used at our manufacturing facilities to freight surcharges. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases, and therefore such increased costs could adversely affect our operating results. We have taken steps through conservation and internal electrical production to reduce our exposure to both the volatile spot market for energy and to rate increases by regulated utilities. Our energy costs in future periods will depend principally on our ability to continue to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage. To help mitigate the exposure to market risk for changes in natural gas commodity pricing, we occasionally use firm-price contracts to supply a portion of our natural gas requirements. As of September 30, 2008, these contracts covered approximately 65% of the expected monthly natural gas requirements for our Pulp and Paperboard and Consumer Products segments for the remainder of 2008, plus lesser amounts for 2009 and 2010.

Another significant expense is the cost of wood fiber needed to supply our manufacturing facilities. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. The current high price of wood fiber is largely the result of limited supplies due to the slowdown of operations of many lumber mills that supply us with wood fiber as a result of the home construction downturn.

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

Changes in our timberland holdings and manufacturing capacity, primarily as a result of capital spending programs, asset purchases and dispositions, and facility closures, have affected our results of operations in recent periods. In January 2007, we purchased approximately 76,000 acres of timberlands in Wisconsin. In May 2007, we completed the sale of our hybrid poplar tree farm in Boardman, Oregon. In September 2007, we entered into agreements to acquire approximately 179,000 acres of timberland in Idaho. We completed the acquisition of the Idaho timberland in two separate transactions, with the first closing in September 2007 and the second closing in January 2008. In May 2008, we permanently closed our Prescott, Arkansas lumber mill due to poor market conditions. These changes have affected or will affect our levels of net revenues and expenses, as well as the comparability of our operating results from period to period.

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

Note 12 to our 2007 Form 10-K consolidated financial statements included information for the three years ended December 31, 2007, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2007 and 2006. Note 10, “Pension and Other Postretirement Employee Benefit Plans,” of this Form 10-Q, includes information on the components of pension and OPEB expense for the quarters and nine months ended September 30, 2008 and 2007.

The discount rate used in the determination of pension benefit obligations and pension expense is a weighted average benchmark rate based on high-quality fixed income investment interest rates, as well as the amount and timing of expected benefit payments. At December 31, 2007 and 2006, we calculated obligations using discount rates of 6.40% and 5.85%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The assumed long-term rates of return on pension plan assets used for the years ended December 31, 2007 and 2006 were 9.0% and 9.5%, respectively. Over the past 30 years, the period we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 11%, through December 31, 2007.

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

No minimum contributions to our qualified pension plans are estimated for 2008 due to the funded status of those plans at December 31, 2007. However, we estimate contributions will total approximately $1.8 million in 2008 to our non-qualified pension plan. As of September 30, 2008, $1.3 million of contributions had been made. We do not anticipate funding our postretirement employee benefit plans in 2008 except to pay benefit costs as incurred during the year by plan participants.

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

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Statements of Operations and Comprehensive Income. The expense is allocated to all business segments. At September 30, 2008, and December 31, 2007, long-term assets are recorded for overfunded plans and liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 to our 2007 Form 10-K consolidated financial statements for further discussion.

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

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

The following table sets forth period-to-period changes in items included in our Statements of Operations and Comprehensive Income for the quarters ended September 30, 2008 and 2007.

	Quarters Ended September 30,
(Dollars in thousands)	2008	2007	Change
Revenues	$457,075	$420,546	$36,529
Costs and expenses:
Depreciation, depletion and amortization	21,069	20,284	785
Materials, labor and other operating expenses	387,436	330,110	57,326
Selling, general and administrative expenses	19,908	23,134	(3,226)
Restructuring charge	—	(140)	140

Earnings from continuing operations before interest and taxes	28,662	47,158	(18,496)
Interest expense	(8,106)	(7,380)	(726)
Interest income	98	1,047	(949)
Income tax benefit	(5,061)	(1,708)	(3,353)

Earnings from continuing operations	25,715	42,533	(16,818)
Discontinued operations, net of tax	(465)	(1,520)	1,055

Net earnings	$25,250	$41,013	$(15,763)

Other comprehensive income, net of tax	971	1,366	(395)

Comprehensive income	$26,221	$42,379	$(16,158)

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Revenues – Total revenues from continuing operations of $457.1 million for the quarter ended September 30, 2008, were $36.5 million higher than the $420.5 million recorded for the same period in 2007. Resource segment revenues increased $12.1 million to $53.1 million for the third quarter of 2008, primarily due to increased sales of logs to external customers as a result of higher harvest levels in our Northern region. Real Estate revenues were $6.8 million in the third quarter of 2008, $3.1 million higher than in the third quarter of 2007 due to increased sales of land. Revenues from the Wood Products segment were $91.6 million for the third quarter of 2008, compared to $101.9 million for the same period in 2007. The decrease was due to decreased shipments of lumber and lower selling prices. Pulp and Paperboard revenues increased to $177.1 million for the third quarter of 2008, compared to $161.6 million for the third quarter of 2007, due primarily to higher paperboard and pulp selling prices and increased paperboard shipments. Consumer Products revenues were $128.5 million for the third quarter of 2008, a $16.1 million increase compared to third quarter 2007 revenues of $112.4 million, due to higher selling prices and increased shipments.

Depreciation, depletion and amortization – For the quarter ended September 30, 2008, depreciation, depletion and amortization totaled $21.1 million, compared to $20.3 million recorded in the same period of 2007. The increase was primarily due to higher depletion expense for our Northern Resource region.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased to $387.4 million for the third quarter of 2008, compared to $330.1 million recorded in the third quarter of 2007. The higher expenses in the third quarter of 2008 were primarily due to costs associated with increased shipments of paperboard and tissue, higher wood fiber, maintenance, chemical, energy, and freight costs for the Pulp and Paperboard segment, higher freight, pulp, packaging and energy costs for the Consumer Products segment, and costs associated with additional sales of land.

Selling, general and administrative expenses – Selling, general and administrative expenses were $19.9 million for the third quarter of 2008, compared to $23.1 million for the third quarter of 2007. The decrease was primarily due to lower compensation-related expense and income of $2.1 million from legal settlements.

Restructuring charge – In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. The charge represented estimated severance benefit costs for 35 employees. A reduction to this charge of $0.1 million was recorded in the third quarter of 2007. There were no restructuring charges in the third quarter of 2008.

Interest expense – Interest expense totaled $8.1 million in the third quarter of 2008 compared to $7.4 million for the same period in 2007. The increase was due to increased borrowings outstanding under our unsecured bank credit facility to fund a portion of the purchase of 179,000 acres of Idaho timberlands in September 2007 and January 2008.

Interest income – We recorded interest income of $0.1 million for the third quarter of 2008 compared to $1.0 million in the third quarter of 2007. The decrease was due to reduced levels of short-term investments during the third quarter of 2008.

Income tax benefit – For the quarter ended September 30, 2008, we recorded an income tax benefit related to our continuing operations of $5.1 million, due primarily to operating losses of Potlatch TRS. For the quarter ended September 30, 2007, we recorded an income tax benefit related to our continuing operations of $1.7 million, which was the result of an income tax benefit of $3.5 million due to the final determination of amounts owed to the Internal Revenue Service for the years 1995-2004. Excluding this benefit, we recorded an income tax provision of $1.8 million for the third quarter of 2007, which was largely due to pre-tax income of Potlatch TRS.

Earnings from continuing operations – We recorded earnings from continuing operations of $25.7 million for the quarter ended September 30, 2008, compared to $42.5 million for the same period in 2007. The decrease was primarily due to lower earnings for our Pulp and Paperboard, Resource and Wood Products segments.

Discontinued operations – On March 27, 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill processed its remaining inventory of logs in the second quarter and permanently ceased operations in May 2008, affecting approximately 182 employees. In the third quarter of 2008, we recorded an after-tax loss of $0.5 million related to the Prescott mill closure. For the third quarter of 2007, we recorded an after-tax operating loss of $1.4 million for the Prescott mill.

The results for the quarter ended September 30, 2007 included an after-tax loss from discontinued operations of $0.1 million associated with our hybrid poplar tree farm in Boardman, Oregon. The sale of the tree farm was announced in March 2007 and completed in May 2007.

Other comprehensive income, net of tax – We recorded other comprehensive income, net of tax, of $1.0 million for the third quarter of 2008, compared to $1.4 million for the third quarter of 2007.

DISCUSSION OF BUSINESS SEGMENTS

The Resource segment reported operating income of $30.8 million for the third quarter of 2008, a decrease of $7.4 million compared to the $38.2 million reported for the same period of 2007. Segment revenues were $94.6 million for the third quarter of 2008, compared to $99.7 million for the third quarter of 2007. The decreased revenues were primarily due to lower overall log selling prices. Expenses for the segment were $63.8 million for the third quarter of 2008, compared to $61.5 million in the third quarter of 2007. The increased expenses in 2008 were primarily due to higher logging costs and increased depletion expense, partially offset by fewer outside logs purchased in the third quarter of 2008.

The Real Estate segment reported operating income of $3.2 million for the third quarter of 2008, compared to $2.4 million for the third quarter of 2007. Revenues for the segment were $6.8 million for the third quarter of 2008, compared to $3.7 million for the same period in 2007. The higher revenues in the third quarter of 2008 were due to the sale of approximately 5,200 acres of land, compared to approximately 1,600 acres sold in the third quarter of 2007. Real Estate segment expenses were $3.5 million in the third quarter of 2008, compared to $1.3 million for the third quarter of 2007. The increased expenses were due to costs associated with the additional sales of land in the third quarter of 2008. Results for the segment depend on the timing of closing of transactions for properties we identify as having higher and better use values. Our goal is to utilize like-kind exchange transactions for tax efficiency whenever possible, thus maximizing cash flows. Therefore, we attempt to schedule closings of both sales and acquisitions, if possible, to occur at times when they would be most tax-efficient.

The Wood Products segment reported operating income of $0.8 million for the third quarter of 2008, compared to $4.6 million recorded in the same period of 2007. Revenues for the segment for the third quarter of 2008 were $98.9 million, compared to $106.3 million for the third quarter of 2007. Lumber revenues were $68.7 million in the third quarter of 2008, down from $77.5 million for the same period in 2007. The lower revenues were due to lower selling prices and decreased shipments. Our Warren, Arkansas lumber mill was shut down for five days in September 2008 due to hurricane activity. Plywood revenues totaled $11.4 million for the third quarter of 2008, compared to $14.2 million for the third quarter of 2007. Particleboard revenues were $4.5 million for the third quarter of 2008, compared to $4.7 million for the same period in 2007. The lower revenues for both plywood and particleboard were due to decreased shipments that were partially offset by higher selling prices. Our Post Falls, Idaho particleboard plant was shut down for thirteen days in July 2008 due to a fiber shortage caused by sawmill curtailments resulting from the depressed lumber market, nine days from late August into September 2008 in order to avoid building excess inventories and fifteen days in late September for a capital project. Other revenues for the segment, which consist primarily of sales of by-products such as chips and residual logs, were $14.5 million for the third quarter of 2008, compared to $9.8 million for the third quarter of 2007. The increase in other revenues was due primarily to increased sales of residual logs in 2008 compared to 2007. Segment expenses were $98.2 million for the third quarter of 2008, compared to $101.7 million for the third quarter of 2007. The decrease in expenses was primarily due to lower log costs and lower costs associated with decreased lumber shipments.

The Pulp and Paperboard segment reported operating income of $0.5 million for the third quarter of 2008, compared to $17.6 million for the third quarter of 2007. Revenues for the segment were $195.6 million for the third quarter of 2008, an increase of $21.3 million over the $174.3 million in revenues for the third quarter of 2007. Paperboard revenues increased to $170.5 million in the third quarter of 2008, from $149.8 million in the third quarter of 2007. The higher revenues were primarily due to higher selling prices and increased shipments. Pulp revenues were $24.9 million for the third quarter of 2008, compared to $24.2 million recorded in the same period of 2007, due primarily to higher selling prices, partially offset by decreased shipments. Expenses for the segment were $195.1 million for the third quarter of 2008, compared to $156.7 million for the same period in 2007. The increase in expenses was due primarily to costs associated with increased shipments of paperboard, and higher wood fiber, chemical, energy, and freight costs in the third quarter of 2008. Scheduled major maintenance work performed in the third quarter of 2008 increased expenses by approximately $9 million compared to the third quarter of 2007. Major maintenance work was performed during the first quarter of 2007.

The Consumer Products segment reported operating income of $10.9 million for the third quarter of 2008, compared to $5.1 million for the third quarter of 2007. Revenues for the segment were $128.5 million in the third quarter of 2008, $16.1 million higher than the $112.4 million recorded in the third quarter of 2007. The higher revenues were due to higher selling prices and increased shipments. Segment expenses were $117.6 million for the third quarter of 2008, compared to $107.3 million for the third quarter of 2007. Costs associated with increased tissue shipments, as well as higher freight, pulp, packaging and energy costs, were largely responsible for the higher segment expenses.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth period-to-period changes in items included in our Statements of Operations and Comprehensive Income for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	Change
Revenues	$1,289,876	$1,189,338	$100,538
Costs and expenses:
Depreciation, depletion and amortization	57,204	57,752	(548)
Materials, labor and other operating expenses	1,081,574	960,244	121,330
Selling, general and administrative expenses	67,285	64,835	2,450
Restructuring charge	—	2,691	(2,691)

Earnings from continuing operations before interest and taxes	83,813	103,816	(20,003)
Interest expense	(25,280)	(22,271)	(3,009)
Interest income	552	1,943	(1,391)
Income tax benefit	(12,841)	(394)	(12,447)

Earnings from continuing operations	71,926	83,882	(11,956)
Discontinued operations, net of tax	(14,939)	(38,695)	23,756

Net earnings	$56,987	$45,187	$11,800

Other comprehensive income, net of tax	3,742	4,100	(358)

Comprehensive income	$60,729	$49,287	$11,442

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Revenues – Total revenues from continuing operations of $1.29 billion for the nine months ended September 30, 2008, were $100.5 million higher than the $1.19 billion recorded for the same period in 2007. Resource segment revenues increased $9.8 million to $104.2 million for the first nine months of 2008, primarily due to increased overall sales of logs to external customers. Real Estate revenues were $43.2 million in the first nine months of 2008, $30.9 million higher than in the first nine months of 2007 due to significantly increased sales of land. Revenues from the Wood Products segment were $263.9 million for the first nine months of 2008, compared to $302.7 million for the same period in 2007. The decrease was due to decreased shipments of lumber and lower selling prices. Pulp and Paperboard revenues increased to $508.2 million for the first nine months of 2008, compared to $451.4 million for the same period in 2007, due primarily to higher selling prices for paperboard and pulp and increased paperboard shipments. Consumer Products revenues were $370.4 million for the first nine months of 2008, a $41.9 million increase compared to revenues of $328.5 million for the first nine months of 2007, due to higher selling prices and increased shipments.

Depreciation, depletion and amortization – For the nine months ended September 30, 2008, depreciation, depletion and amortization totaled $57.2 million, compared to $57.8 million recorded in the first nine months of 2007. The decrease was due to lower depreciation expense for our Pulp and Paperboard segment, partially offset by higher depletion expense for our Northern Resource region.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased to $1.08 billion for the first nine months of 2008, compared to $0.96 billion recorded in the first nine months of 2007. The higher expenses in the first nine months of 2008 were primarily due to costs associated with increased shipments of paperboard and tissue, higher wood fiber, chemical, energy and freight costs for the Pulp and Paperboard segment, higher freight, pulp, energy and packaging costs for the Consumer Products segment, and costs associated with additional sales of land.

Selling, general and administrative expenses – Selling, general and administrative expenses were $67.3 million for the first nine months of 2008, compared to $64.8 million for the first nine months of 2007. The increase was due primarily to $4.2 million of expenses related to our planned spin-off, $3.0 million for our settlements in the OSB antitrust lawsuit and higher compensation-related expenses, partially offset by income of $2.2 million from legal settlements.

Restructuring charge – In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring within our Resource segment. A reduction to this charge of $0.1 million was recorded in the third quarter of 2007. The charge represented estimated severance benefit costs for 35 employees. There were no restructuring charges in the first nine months of 2008.

Interest expense – Interest expense totaled $25.3 million in the first nine months of 2008 compared to $22.3 million for the same period in 2007. The increase was due to increased borrowings outstanding under our unsecured bank credit facility during the first nine months of 2008 to fund a portion of the purchase of 179,000 acres of Idaho timberlands in September 2007 and January 2008.

Interest income – For the nine months ended September 30, 2008, interest income was $0.6 million, compared to $1.9 million recorded in the first nine months of 2007. The decrease was due to reduced levels of short-term investments during 2008.

Income tax benefit – For the nine months ended September 30, 2008, we recorded an income tax benefit related to our continuing operations of $12.8 million, which was largely related to operating losses of Potlatch TRS. We recorded an income tax benefit of $0.4 million in the same period of 2007, which was largely due to the income tax benefit resulting from the final determination of amounts owed to the IRS for the years 1995-2004, partially offset by an income tax provision of $2.6 million due primarily to operating income of Potlatch TRS.

Earnings from continuing operations – In the first nine months of 2008, we recorded earnings from continuing operations of $71.9 million, compared to $83.9 million for the first nine months of 2007. The unfavorable comparison was primarily due to lower results for the Wood Products, Resource, and Pulp and Paperboard segments.

Discontinued operations – For the first nine months of 2008, we recorded an after-tax loss of $12.4 million related to the Prescott mill closure. The charge represents estimated costs associated with the adjustment of assets to estimated fair market value, as well as approximately $1.4 million in severance benefits, approximately $0.8 million associated with the curtailment of the hourly defined benefit pension plan for the Prescott employees, and approximately $0.6 million in other costs associated with the closure. Excluding the loss on disposal, the Prescott operation recorded an after-tax operating loss of $2.5 million for the first nine months of 2008, compared to an after-tax operating loss of $1.9 million for the first nine months of 2007.

For the first nine months of 2007, we recorded an after-tax loss of $33.0 million related to the sale of our Boardman, Oregon, hybrid poplar tree farm, which was completed during the second quarter of 2007. Excluding the loss on disposal, the Boardman operation recorded an after-tax operating loss of $3.8 million for the first nine months of 2007.

Other comprehensive income, net of tax – We recorded other comprehensive income, net of tax, of $3.7 million for the first nine months of 2008, compared to $4.1 million for the same period in 2007.

DISCUSSION OF BUSINESS SEGMENTS

The Resource segment reported operating income of $60.2 million for the first nine months of 2008, a decrease of $11.1 million compared to the $71.3 million reported for the first nine months of 2007. Segment revenues were $199.9 million for the first nine months of 2008, compared to $231.4 million for the same period in 2007. The lower revenues were primarily due to decreased sales volumes in 2008, combined with lower log selling prices in our Northern region. Expenses for the segment were $139.7 million for the first nine months of 2008, compared to $160.1 million for the first nine months of 2007. The lower expenses were due to fewer outside logs purchased in 2008 and decreased harvest of fee timber in the Southern region. The 2007 expenses included a pre-tax restructuring charge of $2.7 million recorded in the 2007 period.

The Real Estate segment reported operating income of $31.2 million for the first nine months of 2008, compared to $9.4 million for the first nine months of 2007. Revenues for the segment were $43.2 million for the first nine months of 2008, compared to $12.3 million for the same period in 2007. The significantly higher revenues in 2008 were due to the sale of approximately 58,700 acres of land, compared to approximately 9,200 acres in the 2007 period. The majority of the land sold in 2008 was non-core land located in Minnesota. A large portion of this land was not included in the 18,000 to 22,000 acres of land we had previously announced that we expect to sell in 2008, but we were presented with an opportunity to sell this non-core land and were able to match it for section 1031 like-kind exchange purposes with land purchased in Idaho in early 2008. Real Estate segment expenses were $12.0 million in the first nine months of 2008, compared to $2.9 million for the first nine months of 2007. The increased expenses were due to costs associated with the additional sales of land in 2008.

The Wood Products segment reported an operating loss of $9.5 million for the first nine months of 2008, compared to operating income of $14.1 million recorded in the same period of 2007. Revenues for the segment were $284.4 million in the first nine months of 2008, compared to $317.8 million for the first nine months of 2007. Lumber revenues were $191.4 million in the first nine months of 2008, down from $229.7 million for the same period in 2007. The lower revenues were due to lower selling prices and decreased shipments. In March 2008, our Gwinn, Michigan lumber mill was shut down for nine days due to a weather-related log shortage. Following the downtime, the lumber mill operated one shift a day until May 1, due to continuing weather-related log shortages, then returned to two shifts a day. The Lewiston, Idaho lumber mill was shut down for one week in June 2008 and the Bemidji, Minnesota lumber mill was shut down for eleven days in May 2008, both due to weather-related log shortages. Our Warren, Arkansas lumber mill was shut down for five days in September 2008 due to hurricane activity. Plywood revenues totaled $39.4 million for the first nine months of 2008, compared to $42.0 million for the first nine months of 2007. The decrease was due to decreased shipments, partially offset by higher selling prices. Particleboard revenues were $14.2 million for the first nine months of 2008, compared to $15.3 million for the same period in 2007. The lower revenues were due to decreased shipments, partially offset by higher selling prices. Our Post Falls, Idaho particleboard plant was shut down for nearly three weeks in February 2008, fifteen days in May 2008 and thirteen days in July 2008 due to a fiber shortage caused by sawmill curtailments resulting from the depressed lumber market. The Post Falls plant was also shut down for nine days from late August into September 2008 in order to avoid building excess inventories and for fifteen days in late September for a capital project. Other revenues for the segment were $39.5 million for the first nine months of 2008, compared to $30.8 million for the first nine months of 2007. The increase in other revenues was due to increased sales of residual logs in 2008 compared to 2007. Segment expenses were $294.0 million for the first nine months of 2008, compared to expenses of $303.8 million for the first nine months of 2007. The decrease in expenses was primarily due to lower costs associated with decreased lumber shipments.

The Pulp and Paperboard segment reported operating income of $17.8 million for the first nine months of 2008, compared to $28.5 million for the first nine months of 2007. Revenues for the segment were $557.1 million for the first nine months of 2008, an increase of $62.5 million over the $494.6 million in revenues for the first nine months of 2007. Paperboard revenues increased to $483.7 million in the first nine months of 2008, $60.4 million higher than revenues of $423.3 million in the first nine months of 2007. The higher revenues were primarily due to higher selling prices and increased shipments. Pulp revenues were $72.7 million for the first nine months of 2008, compared to $70.5 million recorded in the same period of 2007 due primarily to slightly higher selling prices, partially offset by decreased shipments. Expenses for the segment were $539.3 million for the first nine months of 2008, compared to $466.1 million for the same period in 2007. The increase in expenses was due primarily to costs associated with increased shipments of paperboard, and higher wood fiber, chemical, energy and freight costs in the first nine months of 2008.

The Consumer Products segment reported operating income of $21.2 million for the first nine months of 2008, compared to $14.0 million for the first nine months of 2007. Revenues for the segment were $370.5 million in the first nine months of 2008, $41.9 million higher than revenues of $328.6 million recorded in the first nine months of 2007. The higher revenues were due to higher selling prices and increased shipments. Segment expenses were $349.3 million for the first nine months of 2008, compared to $314.6 million for the first nine months of 2007. Costs associated with increased tissue shipments, as well as higher freight, pulp, energy and packaging costs, were largely responsible for the higher segment expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, our financial position included long-term debt of $321.3 million, including current installments on long-term debt of $0.4 million. Long-term debt at September 30, 2008 (including current installments) decreased $0.2 million from the $321.5 million balance at December 31, 2007. Stockholders’ equity for the first nine months of 2008 increased $7.9 million due to net earnings of $57.0 million, additional paid-in capital associated with equity-based compensation expense and the issuance of $3.8 million of common stock related to the exercise of stock options, partially offset by regular quarterly distributions to common stockholders totaling $60.4 million. The ratio of long-term debt (including current installments) to stockholders’ equity was 0.55 to 1 at September 30, 2008 compared to 0.56 to 1 at December 31, 2007.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2008, are as follows:

(Dollars in thousands)
2009	$100,410
2010	11
2011	5,011
2012	21,657
2013	8,413

Working capital totaled $38.6 million at September 30, 2008, a decrease of $10.7 million from the December 31, 2007 balance of $49.3 million. The significant changes in the components of working capital are as follows:

•	Receivables increased $18.0 million due largely to increases in trade receivables, primarily for our Resource and Consumer Products segments.

•	Accounts payable and accrued liabilities increased $13.3 million due primarily to increases in trade payables for our Pulp and Paperboard segment.

•	Short-term investments decreased $13.8 million primarily due to cash used to fund working capital and other operating requirements.

Net cash provided by operating activities from continuing operations for the first nine months of 2008 totaled $81.0 million, compared to $124.2 million for the same period in 2007. The decrease was primarily the result of lower operating earnings.

For the nine months ended September 30, 2008, net cash used for investing activities from continuing operations was $27.1 million, compared to $248.8 million for the first nine months of 2007. In the first nine months of 2008, we used $27.3 million for deposits on timberlands, compared to $162.3 million for the same period in 2007. The deposits on timberlands represent the portion of timberlands that were purchased on our behalf by a qualified like-kind exchange intermediary, and are held by the intermediary until they are either matched with sales of company-owned properties through our like-kind exchange process or the end of a 180-day period, whichever comes first. In accordance with section 1031 rules, title to any portion of timberlands held by the intermediary that is not matched with sales of company-owned properties within 180 days of the purchase of these timberlands will be transferred to us at the end of the 180-day period. In addition to the change in deposits on timberlands, we had a net cash inflow of $47.6 million in the first nine months of 2008 from a change in our short-term investments compared to a net cash outflow of $6.8 million for the same period in 2007. The $47.6 million net cash inflow from the change in short-term investments for the first nine months of 2008 included $39.6 million in proceeds received as a result of the settlement of short-term investments originally obtained through non-cash like-kind exchange transactions.

Capital expenditures were $47.6 million in the first nine months of 2008, which included $16.4 million in cash for the acquisition of timberlands in Idaho. Capital expenditures were $79.2 million in the first nine months of 2007, which included $49.5 million in cash for our Idaho and Wisconsin timberland purchases. The balance of capital expenditures in both periods was for forestland activities and various smaller projects designed to improve product quality and manufacturing efficiency.

Net cash used for financing activities totaled $61.4 million for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $61.0 million during the same period in 2007. The cash used for financing activities in the first nine months of 2008 was primarily for the regular quarterly cash distributions to common stockholders of $60.4 million. The net cash provided by financing activities in the first nine months of 2007 was primarily due to an increase of $110.0 million in notes payable, partially offset by regular quarterly cash distributions to common stockholders totaling $57.4 million.

Our regular quarterly distributions increased to $60.4 million in the first nine months of 2008 from $57.4 million in the same period in 2007. Based on historical operating results and taking into account planned harvest activities, we expect to fund a substantial majority of future annual distributions using the cash flows from our REIT-qualifying timberland operations. Any shortfall between cash available for distribution from REIT operations and anticipated future annual distributions to stockholders is expected to be funded through cash on hand, bank borrowings, or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our REIT operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it may be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of the lower harvest activity during winter and early spring. Significant decreases in timber prices or other factors that have a materially adverse effect on the cash flows from our REIT operations could result in our inability to maintain our current distribution rate.

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

Our current unsecured bank credit facility, which expires on December 22, 2008, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. We are in the process of negotiating a new credit facility, which we expect to be in place by the maturity of the existing credit facility. As of September 30, 2008, there were $113.7 million of borrowings outstanding under the revolving line of credit, and $10.0 million of the letter of credit subfacility was being used to support several outstanding letters of credit. The $113.7 million in borrowings were used to fund a portion of the acquisition of 145,000 acres of timberland in Idaho costing approximately $163.0 million in September 2007 and 34,000 acres purchased for approximately $51.4 million in January 2008. Loans under the credit facility bear interest at LIBOR plus between 0.625% and 1.625% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus up to 0.625% for other loans. As of September 30, 2008, the weighted average interest rate on the $113.7 million of borrowings outstanding under the revolving line of credit was approximately 4.62%, and we are eligible to borrow under the credit facility at LIBOR plus 1.125%.

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

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of September 30, 2008.

	Covenant Requirement	Actual Ratio at September 30, 2008
Maximum Funded Indebtedness To Capitalization Ratio	55%	38.9%

Minimum Net Worth	80% of consolidated net worth at March 31, 2006 (1)	125.8%

Minimum Interest Coverage Ratio	2.75 to 1.00	4.55 to 1.00

(1)	The minimum requirement is 80% of consolidated net worth as of March 31, 2006, with an adjustment to the minimum requirement for the net cash proceeds, on a cumulative basis, of all equity issuances.

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

As of September 30, 2008, there were $113.7 million of borrowings outstanding under our unsecured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on our current outstanding credit facility borrowings of $113.7 million, would have a $1.1 million annual effect on interest expense. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

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

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands)

	Expected Maturity Date (as of September 30, 2008)
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt:
Fixed rate	$-	$100,410	$11	$5,011	$21,657	$194,239	$321,328
Average interest rate	6.0%	13.0%	6.5%	8.6%	8.3%	6.8%	8.9%
Fair value at 9/30/08							$338,315

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

Part II

ITEM 1.

Legal Proceedings

Beginning in February 2006, a series of private antitrust lawsuits were filed against us and certain other manufacturers of oriented strand board (OSB) by plaintiffs who claim they purchased OSB at artificially high prices. The cases were consolidated into two Consolidated Amended Class Action Complaints in the United States District Court for the Eastern District of Pennsylvania under the caption In Re OSB Antitrust Litigation, one on behalf of direct purchasers of OSB and the other on behalf of indirect purchasers. The complaints allege that the defendant OSB manufacturers violated federal and state antitrust laws by purportedly conspiring from mid-2002 to the present to drive up the price of OSB. The consolidated indirect purchaser complaint also alleges that defendants violated various states’ unfair competition laws and common law. Each consolidated complaint seeks an unspecified amount of monetary damages to be trebled as provided under the antitrust laws and other relief. The court certified a nationwide class of direct purchasers who bought OSB structural panel products directly from one of the defendants during the period from June 1, 2002 to February 24, 2006. It also certified a nationwide class of indirect purchaser end users who purchased new OSB manufactured or sold by one of the defendants during the same time period; this class excludes persons who only bought OSB that was incorporated into a house or other structure. The claims of the nationwide indirect purchaser class are limited to injunctive relief. However, the court also certified a multistate class of indirect purchasers in 17 states whose members may recover compensation as allowed by state law. Although we vigorously deny any wrongdoing, on March 28, 2008, we tentatively settled the claims of the direct purchaser class for $2.7 million, solely in order to avoid the further expense and burden of the ongoing litigation. On April 17, 2008, we tentatively settled the indirect purchaser class action claims for $0.3 million. Both settlements have been preliminarily approved by the court, but remain subject to final court approval. We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004.

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
Terry L. Carter
Controller
(Duly Authorized; Principal Accounting Officer)

Date: October 27, 2008

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(b)(ii)[1]*	Amendment to the Potlatch Forest Products Corporation Severance Program for Executive Employees, dated September 18, 2008, filed as Exhibit 10(b)(ii) to Current Report on Form 8-K filed by Registrant on September 24, 2008.

(10)(q)(iii)[1]*	Addendum to Employment Agreement between Michael J. Covey and Potlatch Corporation, effective September 19, 2008, filed as Exhibit 10(q)(iii) to Current Report on Form 8-K filed by Registrant on September 24, 2008.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.
[1]	Management contract or compensatory plan, contract or arrangement.