Form 10-K
period 2008-12-31
POTLATCH CORP
filed 2009-03-02
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    ☐ Yes    ☒ No

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer (Do not check if a smaller reporting company) ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2008, was approximately $1,730.0 million, based on the closing price of $45.12, as reported on the New York Stock Exchange Composite Transactions.

The number of shares of common stock outstanding as of January 30, 2009: 39,740,898 shares of Common Stock, par value $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement expected to be filed on or about April 2, 2009, with the Commission in connection with the 2009 annual meeting of stockholders are incorporated by reference in Part III hereof.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

i

Part I

ITEM 1.

Business

GENERAL

Potlatch Corporation is a real estate investment trust, or REIT, with approximately 1.6 million acres of timberlands in Arkansas, Idaho, Minnesota and Wisconsin. Through a wholly owned taxable subsidiary, which we refer to in this report as Potlatch TRS, we also operate a real estate sales and development business and six manufacturing facilities that produce lumber, plywood and particleboard.

Effective January 1, 2006, we restructured our operations to qualify for treatment as a REIT for federal income tax purposes. This restructuring primarily involved the creation of a new parent company that holds our timberlands, manufacturing facilities and other non-timberland assets through separate subsidiaries. Although the new parent company, Potlatch Corporation, was incorporated in September 2005, it is the successor to the business of Potlatch as originally structured, which was founded in 1903. For purposes of this report, any references to the “company,” “us,” “we,” and “our” include, where the context requires, both Potlatch Corporation and its predecessor as it existed prior to the restructuring, together with their respective subsidiaries.

On December 16, 2008, we distributed to our stockholders of record on December 9, 2008, the common stock of our subsidiary, Clearwater Paper Corporation, or Clearwater Paper, which holds our former pulp-based manufacturing businesses, consisting of our former pulp and paperboard and consumer products segments, as well as our wood products operations located in Lewiston, Idaho. In connection with this distribution, which we refer to in this report as the “spin-off,” each of our stockholders received one share of Clearwater Paper common stock for every 3.5 shares of our common stock that they held on the record date. Our results of operations, as presented in this Annual Report on Form 10-K, have been reclassified for all periods presented to report the businesses owned by Clearwater Paper as discontinued operations.

Following the spin-off of the pulp-based businesses, our businesses are organized into three reportable operating segments, as defined by Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures About Segments of an Enterprise and Related Information”: Resource; Real Estate; and Wood Products. Our Resource segment manages our timberlands. Management activities include planting trees, harvesting trees, building and maintaining roads, development of management plans and recreation lease management. The activities of our Real Estate segment consist primarily of the sale of selected non-core real estate. The segment also negotiates timberland acquisitions and engages in real estate development activities through Potlatch TRS. Our Wood Products segment manufactures and markets lumber, plywood and particleboard.

We are focused on enhancing our position as a REIT and using our forestland investments to generate our income. Our primary objective is to maximize the long-term value of our assets by pursuing the following strategies:

•

Focusing on timberland ownership. We invest primarily in timberlands. We believe that timberland is a unique and attractive asset, due to the renewable nature of timber resources and timber’s long-term history of price appreciation in excess of inflation. We also believe that timber prices generally have been less volatile than wood products prices.

•

Pursuing attractive acquisitions and dispositions. We actively pursue timberland acquisitions and dispositions that meet various financial and strategic criteria. The critical elements of our acquisition strategy include properties that complement our existing land base, are immediately cash flow accretive and have attractive timber values. Our disposition strategy focuses on opportunities to sell timberland where we believe pricing to be particularly

2008 FORM 10-K   /   1

attractive, to match a sale with a purchase of more desirable property in order to utilize like-kind exchange, or LKE, tax-deferred transactions, or to meet various financial and strategic objectives.

•

Managing our timberlands to improve their long-term sustainable yield. We manage our timberlands in a manner designed to optimize the balance among timber growth, prudent environmental management and current cash flow, in order to achieve increasing levels of sustainable yield and thereby maximize sustainable yield over the long term. We may choose to harvest timber from time to time at levels above or below our then-current estimate of sustainability for various reasons, including to improve the long-term productivity of certain timber stands.

•

Practicing sound environmental stewardship. We pursue a program of environmental stewardship and active involvement in federal, state and local policymaking to maximize our assets’ long-term value. We manage our lands in a manner consistent with the principles set forth by the Forest Stewardship Council, or FSC, and the International Standardization Organization, or ISO, programs which prescribe minimum levels of reforestation and other “best management practices,” with the goal that 100% of our core lands will attain these certifications.

We derive most of our income from investments in real estate, including the sale of standing timber. As a REIT, we generally are not subject to federal corporate income taxes on our income and gain from investments in real estate that we distribute to our stockholders, including the income derived from the sale of timber, thereby reducing our corporate-level taxes and substantially eliminating the double taxation on income and gains that usually results in the case of a dividend distribution by a C corporation. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) on sales of real property (other than timber) held by the REIT during the first ten years following the REIT conversion. We also continue to be required to pay federal corporate income taxes on earnings from our non-real estate investments, which, following the spin-off, principally consist of our wood products manufacturing and real estate and log sales operations, which are held by Potlatch TRS.

Discussion of each of our operating segments is included on pages 4-8. Information relating to the amounts of revenues, operating income (loss) and identifiable assets attributable to each of our operating segments for 2006-2008 is included in Note 15 to the consolidated financial statements of this report.

Interested parties may access our periodic and current reports filed with the Securities and Exchange Commission, or SEC, at no charge, by visiting our website, www.potlatchcorp.com. In the menu select “Investor Resources and Corporate Governance,” then select “SEC Filings.” Information on our website is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, cash flows, the nature of our REIT income, dividend distributions, compliance with REIT tax rules, costs, manufacturing output, capital expenditures, timber harvest levels, the funding of our pension plans, tax refunds, Forest Stewardship Council certification of our timberlands, future land sales and acquisitions, like-kind exchanges and tax consequences, and other timber supply issues. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect management’s current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those factors discussed in Item 1A of this report, as well as the following:

•	changes in timber harvest levels on our lands

2   /   POTLATCH CORPORATION

•	changes in timber prices

•	changes in timberland values

•	changes in policy regarding governmental timber sales

•	changes in the United States and international economies

•	changes in the level of commercial and residential construction and remodeling activity

•	changes in tariffs, quotas and trade agreements involving wood products

•	changes in demand for our products

•	changes in production and production capacity in the forest products industry

•	competitive pricing pressures for our products

•	unanticipated manufacturing disruptions

•	changes in general and industry-specific environmental laws and regulations

•	unforeseen environmental liabilities or expenditures

•	weather conditions

•	changes in raw material and other costs

•	collectability of amounts owed by customers

•	the ability to satisfy complex rules in order to remain qualified as a REIT

•	changes in tax laws that could reduce the benefits associated with REIT status.

Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

RESOURCE SEGMENT

Industry Background

The demand for timber depends primarily upon the markets for wood products, including lumber, panel products, paper and other pulp-based products. The end uses for timber vary widely, depending on species, size and quality. Historically, timber demand has experienced cyclical fluctuations, although sometimes at different times and rates within the markets for sawlogs and pulpwood. The demand for sawlogs, lumber and other manufactured wood products is significantly dependent upon the level of new residential construction and remodeling activity, which, in turn, is affected by general economic and demographic factors, including population growth, interest rates for home mortgages and construction loans and credit availability. Reductions in residential construction and remodeling activities are generally followed by declining lumber prices, which are usually followed by declining log prices within a fairly short period of time. Locally, timber demand also fluctuates due to the expansion or closure of individual wood products manufacturing facilities. The demand for pulpwood is dependent on paper and pulp-based manufacturing industries, which are affected by domestic and international economic conditions, global population growth and other demographic factors, industry capacity and the value of the U.S. dollar in relation to foreign currencies.

2008 FORM 10-K   /   3

Over the past two decades, timber supplies have tightened relative to demand. Particularly in the western United States, the supply of timber has been significantly affected by reductions in timber sales by the United States government and by state governments. These reductions have been caused primarily by increasingly stringent environmental and endangered species laws and by a change in the emphasis of domestic governmental policy toward habitat preservation, conservation and recreation, and away from timber management. Because most timberlands in the southeastern United States are privately owned, changes in sales of publicly owned timber affect local timber supplies and prices in the Southeast less immediately than in the western United States and other regions with large proportions of public timber ownership. Timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local forest products industry participants, as well as occasionally high timber salvage efforts due to storm damage, unusual pest infestations or fires. Local timber supplies also change in response to prevailing timber prices. Rising timber prices often lead to increased harvesting on private timberlands, including lands not previously made available for commercial timber operations.

Our Operations

Our Resource segment manages approximately 1.6 million acres of timberlands we own in two regions of the United States: the Northern region, consisting of our Idaho, Minnesota and Wisconsin timberlands; and the Southern region, consisting of our Arkansas timberlands.

Our timberlands include a wide diversity of softwood and hardwood species. We own approximately 838,000 acres of timberlands in the northern and central portions of the state of Idaho. Primary species on these lands include grand fir, Douglas fir, inland red cedar, ponderosa pine, western larch, Engelmann spruce and western white pine. We are the largest private landowner in Idaho. We own approximately 264,000 acres of timberlands in Minnesota, comprised primarily of aspen, pine and other mixed hardwoods. Our Wisconsin timberlands consist of approximately 72,000 acres of pine and hardwoods. In Arkansas we own approximately 439,000 acres of timberlands. Primary species on these lands include southern yellow pine, red oak, white oak and other hardwoods.

The primary business of the Resource segment is the management of our timberlands to optimize our revenue producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include planting trees, harvesting trees, building and maintaining roads, development of management plans and recreation lease management.

Our strategic focus involves increasing harvest levels in ways that ensure long-term sustainability while maintaining high stewardship standards, increasing timber harvest levels in times of strong market demand and decreasing harvest levels in times of weak demand, and seeking accretive acquisitions that complement our existing timberland base. We also seek to increase our income from non-timber resources such as hunting leases, recreation permits, real estate related leasing activity and mineral leases.

Timber is a renewable resource, and our objective is to maximize cash flow over the long term by managing our timberlands on a sustainable yield basis, reflecting a balance between timber growth and harvesting. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. To maximize our timberlands’ long-term value, we manage them intensively, based upon timber species and local growing conditions, and have created harvest plans that take into account changing market conditions, are designed to contribute to the growth of the remaining timber, and reflect our policy of environmental stewardship. We reforest our acreage in a timely fashion to enhance its long-term value. Several silvicultural techniques are employed to improve timber growth rates, including vegetation control, fertilization and thinning. In deciding whether to implement any silvicultural practice, we analyze the associated costs and long-term benefits, with the goal of achieving an attractive return over time.

4   /   POTLATCH CORPORATION

Our short-term and long-term harvest plans are critical factors in our long-term management process. Each year, we prepare a harvest plan designating the timber tracts and volumes to be harvested during that particular year. We also update our long-term harvest plan every year. Each harvest plan reflects our analysis of the age, size and species distribution of our timber, as well as our expectations about harvest methods, growth rates, the volume of each species to be harvested, anticipated acquisitions and dispositions, thinning operations, regulatory constraints and other relevant information. Among other things, the optimal harvest cycles, or rotations, for timber vary by location and species and tend to change over time as a result of biological advances, changes in the markets for different sizes and ages of timber and other factors. Since harvest plans are based on projections of weather, timber growth rates, regulatory constraints and other assumptions, many of which are beyond our control, there can be no assurance that we will be able to harvest the volumes projected or the specific timber stands designated in our harvest plans.

The following table presents our total 2008 fee timber harvest by region:

(In thousands)

	FEE TIMBER HARVESTED (TONS)
	SAWLOGS	PULPWOOD	TOTAL
Northern region	2,081	597	2,678
Southern region	969	730	1,699
Total	3,050	1,327	4,377

In 2008, the overall harvest from our timberlands was 4.4 million tons, compared to 3.9 million tons harvested in 2007. Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland acquisitions and sales, we expect the overall timber harvest from our lands in 2009 to be between 4.2 million and 4.4 million tons, increasing to a range of 5.0 million to 5.3 million tons annually over the next few years, depending upon market conditions.

The volume and value of timber that can be harvested from our lands may be affected by natural disasters such as fire, insect infestation, disease, ice storms, hurricanes, wind storms, floods and other weather conditions and causes. We assume substantially all risk of loss to the standing timber we own from fire and other hazards, as do most owners of timber tracts in the United States, because insuring for such losses is not practicable.

The Resource segment sells a portion of its logs at market prices to our wood products manufacturing facilities. Intra-company sales to our wood products manufacturing facilities included in continuing operations were approximately 25% of our Northern region revenues and 22% of our Southern region revenues in 2008. In addition, in connection with the spin-off, we entered into a log supply agreement with Clearwater Paper under which we agreed to supply specified quantities of logs harvested from our Northern Idaho timberlands to Clearwater Paper’s Lewiston, Idaho wood products facility. The agreement has an initial term of three years and pricing is determined based on fair market value in the local market. During 2008, we supplied $44.2 million of sawlogs and $10.3 million of pulpwood to Clearwater Paper businesses, the substantial majority of which was eliminated as intercompany sales prior to the spin-off. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands using marketing methodologies that are designed to maximize the value of the products being sold. The segment’s customers range in size from small operators to multinational corporations. The segment competes with owners of timberlands that operate in areas near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States. The segment competes principally on the basis of distance to market, price, log quality and customer service.

2008 FORM 10-K   /   5

The amount of timber harvested from company-owned lands is guided by our commitment to sustainable forest management. By continually improving silvicultural techniques, we have been able to increase the sustainable level of wood fiber produced per acre from our timberlands. We manage harvest levels on our timberlands in a manner that assures long-term sustainability. Our timberlands in Idaho, Arkansas, Minnesota and Wisconsin were audited in late 2008 by independent third parties for compliance with the Forest Stewardship Council, or FSC, program and the International Standardization Organization, or ISO, 14001 standard for environmental management systems. We were certified to be in compliance with the ISO 14001 standard on all of our timberlands. We have not yet received our audit reports from the FSC, but anticipate continued certification under the FSC program for our timberlands and initial certification under the FSC program for our Idaho lands acquired in late 2007 and early 2008. As a participant in these programs, we adhere to the collective principles of both of them. These principles include commitments to sustainable forestry, responsible practices, forest health and productivity, and protection of special sites.

These certifications aid us in marketing our logs and wood products to customers who require that products they purchase for resale come from sustainably managed forests. In 2008 and 2007, our sales of FSC certified products increased significantly over the previous year. Most of these sales were at prices higher than average market prices for these products.

Our operations are subject to numerous federal, state and local laws and regulations, including those relating to the environment, endangered species, our forestry activities, and health and safety. Due to the significance of regulation to our business, we integrate wildlife, habitat and watershed management into our resource management practices. We also take an active approach to regulatory developments by participating in standard-setting where possible. We work cooperatively with regulators to create voluntary conservation plans that address environmental concerns while preserving our ability to operate our timberlands efficiently. Despite our active participation in governmental policymaking and regulatory standard-setting, there can be no assurance that endangered species, environmental and other laws will not restrict our operations or impose significant costs, damages, penalties and liabilities on us. In particular, we anticipate that endangered species and environmental laws will generally become increasingly stringent.

REAL ESTATE SEGMENT

The activities of our Real Estate segment consist primarily of the sale of selected non-core timberland real estate, which falls into three categories. Higher and better use, or HBU, and development properties have characteristics that provide development potential, often with some type of superior location or other attractive amenities. These properties tend to have a much higher value than timberlands. Rural recreational properties also have a higher value than timberlands, but do not have the same qualities of HBU land. For example, these properties may be good for hunting or conservation. Other non-strategic properties often have locational or operational disadvantages for us. They typically are on the fringe of our ownership areas. The Real Estate segment also plays an active role in negotiations for all timberland acquisitions, and engages in real estate development activities through Potlatch TRS.

We seek acquisitions when properties complement our existing land base, are immediately cash flow accretive and have a blend of timber and real estate values. From time to time, we also take advantage of opportunities to sell timberland where we believe pricing to be particularly attractive, to match a sale with a purchase of more desirable property in order to utilize like-kind exchange, or LKE, tax-deferred transactions or to meet various financial and strategic objectives. Sales of conservation properties and conservation easements on our properties are also included in this segment. Results for the segment depend on the demand for our non-core timberlands, the timing of closing of sales of properties and our ability to match sales of property with acquisitions in LKE transactions. Consequently, revenues for the segment are seldom comparable or predictable between periods.

6   /   POTLATCH CORPORATION

A main focus of this segment is to continually assess the use of each of our lands to manage them proactively for the highest value. In December 2006, we completed an initial stratification assessment of all of our land. As new lands are acquired, we complete similar stratification assessments. The following tools were used in assessing our lands:

•	Electronic analysis, using geographic information systems;

•	On-the-ground analysis and verification of modeling assumptions;

•	Certain measured and ranked attributes, such as timber potential, recreational opportunities, accessibility, special features and population and demographic trends.

As a result of this continual assessment of our lands, we have identified 340,000 to 400,000 acres as having values that are potentially greater than timberland values. This includes approximately 140,000 to 160,000 acres of HBU property, 120,000 to 140,000 acres of rural recreational property and 80,000 to 100,000 acres of other non-strategic timberland. Sales of these lands are expected to occur over a 10-year period, with the goal of utilizing like-kind exchange transactions or other tax-advantaged methods.

Sales for the years ended December 31, 2008, 2007 and 2006 are summarized in the following table:

	2008		2007		2006
	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE
HBU/development	3,562	$2,598	3,009	$2,639	853	$3,555
Rural recreational	14,266	1,434	13,166	1,229	2,307	1,194
Other non-strategic timberland	42,841	379	—	—	—	—
Conservation easements	—		—	—	17,572	446
Total	60,669	$755	16,175	$1,492	20,732	$657

In January 2009, we sold approximately 24,800 acres of timberland in Arkansas for $43.3 million.

In September 2007, we entered into agreements to acquire approximately 179,000 acres of attractive timberland in Idaho for approximately $215 million. We acquired the timberland in two separate transactions, with the first closing in September 2007 and the second closing in January 2008. In January 2007, we acquired approximately 76,000 acres of prime timberland in Wisconsin for $64.5 million.

We expect to use Internal Revenue Code section 1031 like-kind exchanges whenever possible to match sales of our land with acquisitions of land. For example, the Wisconsin timberland purchase discussed above allowed us to utilize a section 1031 like-kind exchange and not be subject to built-in-gains tax on an Arkansas conservation easement sale in December 2006 or the sale of our hybrid poplar tree farm in Boardman, Oregon in May 2007. The sale of the hybrid poplar tree farm is discussed in more detail under the heading, “Discontinued Operations,” below. We also matched much of the Idaho land purchase discussed above with sales of land in the second half of 2007 and first half of 2008.

WOOD PRODUCTS SEGMENT

The Wood Products segment manufactures and markets lumber, plywood and particleboard. These products are sold through our sales offices primarily to wholesalers for nationwide distribution.

2008 FORM 10-K   /   7

To produce these wood products, we own and operate six manufacturing facilities in Arkansas, Idaho, Michigan and Minnesota. A description of the locations and annual capacity and production of these facilities is included under Item 2 of this report.

Our share of the markets for lumber, plywood and particleboard is not significant compared to the total United States markets for these products. We believe that competitiveness in this industry is largely based on individual mill efficiency and on the availability of competitively priced raw materials on a facility-by-facility basis, rather than the number of mills operated. This is due to the fact that it is generally not economical to transfer wood between or among facilities, which might permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. For these reasons, we believe we are able to compete effectively with companies that have a larger number of mills. We compete based on product quality, customer service and price.

For our Wood Products operations, the principal raw material used is logs, which are obtained from our Resource segment or purchased on the open market. We generally do not maintain long-term supply contracts for a significant volume of timber.

The forest products industry in general and the lumber business in particular were adversely affected in 2008 by the national decline in home building and the subsequent weak demand and lower prices for wood products. As a result of these weak market conditions, we permanently closed our lumber mill at Prescott, Arkansas in May 2008. In addition, we were forced to temporarily halt or reduce production at many of our mills, particularly during the second half of 2008. During the first half of 2008, our mills in Michigan and Minnesota were each shut down for a few weeks, and the Michigan mill then operated on a reduced production level for a time due to weather-related log shortages. Our Idaho, Michigan and Minnesota mills were all shut down from two to four weeks each between mid-November and the end of the year due to poor market conditions. Five of our six mills have been running at 50% to 75% of normal production levels during the first two months of 2009. One of our Idaho mills was shut down for the month of January 2009, and since early February has been running at 50% capacity. We do not expect a meaningful recovery in the wood products markets in the near-term.

Our former lumber mill in Lewiston, Idaho, was part of the spin-off of Clearwater Paper operations, primarily due to its operational ties to our former pulp-based operations in Lewiston. In all discussions and financial results reported for our Wood Products segment, the results of the Lewiston lumber operations have been reclassified to discontinued operations.

DISCONTINUED OPERATIONS

On December 16, 2008, we completed the tax-free spin-off of Clearwater Paper, which includes our former pulp and paperboard and consumer products segments, as well as our former lumber mill in Lewiston, Idaho. Included in discontinued operations are after-tax transaction costs of $9.6 million related to the spin-off.

In May 2008, our Prescott, Arkansas lumber mill permanently ceased operations due to poor market conditions. As a result of this closure, we recorded an after-tax charge of $12.4 million in 2008. The charge represented estimated costs associated with the adjustment of assets to estimated fair market value, as well as severance benefits, the curtailment of the hourly defined benefit pension plan for the Prescott employees, and other costs associated with the closure.

In May 2007, we sold our hybrid poplar tree farm in Boardman, Oregon, for $65 million in cash. We applied a large portion of the proceeds from this sale to our acquisition in the first quarter of 2007 of the Wisconsin timberlands through a tax-efficient section 1031 like-kind exchange. As a result of the sale, we recorded an after-tax charge of $33.0 million in the first half of 2007. The charge represented estimated costs associated with the adjustment of the carrying value of the assets involved in the sale to fair market value, as well as severance benefits and other costs associated with the sale.

8   /   POTLATCH CORPORATION

SEASONALITY

Log and pulpwood sales volumes in our Resource segment are typically lower in the first half of each year, as winter rains in the Southern region and spring thaws in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions, which restrict access to logging sites. Demand for our wood products typically decreases in the winter months when construction activity is slower, and increases in the spring, summer and fall when construction activity is generally higher. Real Estate acquisitions and dispositions can be affected by seasonal changes when access to the properties is limited due to weather conditions.

GEOGRAPHIC AREAS

All of our wood products manufacturing facilities and other assets are located within the continental United States. Less than 2% of our revenues are derived from sales to Canada, with the remainder being domestic sales.

ENVIRONMENTAL

Our operations are subject to federal, state and local environmental laws and regulations relating to the protection of the environment and the protection of endangered species. These laws and regulations can change substantially and rapidly, and we anticipate them to become increasingly stringent. Although we believe that we are in substantial compliance with these requirements, there can be no assurance that these increasingly burdensome laws and regulations will not lead to significant costs, penalties and liabilities, including those related to claims for damages to property or natural resources, as well as restrictions on timber harvesting and other silvicultural activities.

Additional information regarding environmental matters is included under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, and is incorporated herein by reference.

EMPLOYEES

As of December 31, 2008, we had approximately 990 employees. The workforce consisted of approximately 260 salaried, 710 hourly and 20 temporary or part-time employees. As of December 31, 2008, approximately 17% of the workforce was covered under one collective bargaining agreement, which expires in May 2011.

ITEM 1A.

Risk Factors

Investing in our common stock involves a significant degree of risk. Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of the following risks and, as a result, the trading price of our common stock could decline. In addition to the risk factors discussed below, investors should carefully consider the risks and uncertainties presented under the following captions in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II of this report: “REIT Conversion” and “Factors Influencing Our Results of Operations and Cash Flows,” both of which are incorporated herein by reference.

BUSINESS AND OPERATING RISKS

Our cash distributions are not guaranteed and may fluctuate.

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

2008 FORM 10-K   /   9

100% of our ordinary taxable income and net capital gains income, then we would be required to pay tax on the undistributed portion of such taxable income at regular corporate tax rates. In this case, our stockholders could be required to include their proportionate share of any undistributed capital gain in income and would receive a credit or refund for their share of the tax paid by us.

The IRS issued a ruling in December 2008 that provides temporary guidance allowing a publicly owned real estate investment trust to distribute up to 90% of its 2009 dividends in the form of company stock. Pursuant to the guidance, the total value of the cash and stock is considered to be a distribution of current year taxable income when computing the REIT’s dividends paid deduction.

Our board of directors, in its sole discretion, will determine the actual amount of distributions to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices and harvest levels on our timberlands.

Our operating results and cash flows will be materially affected by the fluctuating nature of timber prices.

Our results of operations and cash flows will be materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors affecting demand, such as changes in economic conditions, construction activity levels, interest rates, credit availability, population growth and weather conditions, as well as changes in timber supply and other factors. All of these factors can vary by region, timber type (saw logs or pulpwood logs) and species. In 2008, the overall price per ton for our timber was down approximately 8% from 2007.

Timber prices are also affected by changes in timber availability at the local and national level. Our timberland ownership is currently concentrated in Arkansas, Idaho, Minnesota and Wisconsin. In Arkansas and Minnesota, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in lower harvesting activities, causing short-term decreases in supply that has tended to moderate price decreases. In Idaho, where a greater proportion of timberland is government owned, any substantial increase in timber harvesting from government-owned lands could significantly reduce timber prices, which could harm our results of operations. For more than twenty-five years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the United States forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government land could have a materially adverse effect on our results of operations and cash flows. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local forest products industry participants, as well as occasionally high timber salvage efforts due to events such as unusual pest infestations or fires.

The cyclical nature of our business could adversely affect our results of operations.

The financial performance of our operations is affected by the cyclical nature of our business. The markets for timber, real estate and manufactured wood products are influenced by a variety of factors beyond our control. The demand for our timber and wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, credit availability, population growth, weather conditions and other factors. The demand for logs is also affected by the demand for wood chips in the pulp and paper markets. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices. The demand for real estate can be affected by changes in factors such as

10   /   POTLATCH CORPORATION

interest rates, credit availability and economic conditions, as well as by the impact of federal, state and local land use and environmental protection laws. Historical prices for our wood products have been volatile, and we, like others in the forest products industry, have limited direct influence over the timing and extent of price changes for our products.

Our ability to harvest and sell timber may be subject to limitations which could adversely affect our results of operations and cash flows.

Our timber harvest levels and sales may be limited due to weather conditions, timber growth cycles, restrictions on access, availability of contract loggers and regulatory requirements associated with the protection of wildlife and water resources, as well as by other factors, including damage by fire, insect infestation, disease and natural disasters such as ice storms, wind storms, hurricanes and floods. Although damage from such natural causes usually is localized, affecting only a limited percentage of our timber, there can be no assurance that any damage affecting our timberlands will be limited. Our financial results and cash flows are dependent to a significant extent on our continued ability to harvest timber at adequate levels.

Changes in harvest levels on our timberlands may have a significant impact on our results of operations, due in part to the low cost basis of much of our timber from timberlands that we acquired many years ago. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. In 2008, the overall harvest from our timberlands was 4.4 million tons, compared to 3.9 million tons harvested in 2007. Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland acquisitions and sales, we expect the overall timber harvest from our lands in 2009 to be between 4.2 million and 4.4 million tons, increasing to a range of 5.0 million to 5.3 million tons annually over the next few years, depending upon market conditions.

On a short-term basis, we may adjust our timber harvest levels in response to market conditions. For example, in 2006 we deferred a portion of our planned timber harvest in our Southern region due to weak markets. In 2007, however, due to rebounding prices, we significantly increased the harvest from our Southern region timberlands, offsetting the 2006 deferred harvest. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands, such as the Idaho timberlands purchased in January 2008 and September 2007 and the Wisconsin timberlands purchased in January 2007, and sales of existing timberlands. In addition to timberland acquisitions and sales, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.

Our timberlands are concentrated in limited geographic areas.

We own approximately 1.6 million acres of timberland in two regions of the United States: the Northern region, consisting of our Idaho, Minnesota and Wisconsin timberlands; and the Southern region, consisting of our Arkansas timberlands. If the level of production from these regions substantially declines, or if the demand for timber in those regions declines, it could have a material adverse effect on our overall production levels and our revenues.

We do not insure against losses of timber from any causes.

The volume and value of timber that can be harvested from our lands may be affected by natural disasters such as fire, insect infestation, disease, ice storms, wind storms, hurricanes, floods and other weather conditions and causes beyond our control. We assume substantially all risk of loss to the standing timber we own from fire and other hazards because insuring for such losses is not practicable. Consequently, a reduction in our timber inventory could adversely affect our financial results and cash flows.

2008 FORM 10-K   /   11

Changes in demand for our real estate and delays in the timing of real estate transactions may affect our revenues and operating results.

A number of factors, including tightening of credit, a slowing of residential real estate development, population growth and changes in demographics could reduce the demand for our real estate and negatively affect our results of operations. In addition, changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use and development of real estate, or changes in the political composition of federal, state and local governmental bodies could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business, profitability or financial condition. Also, there are inherent uncertainties in the timing of real estate transactions that could adversely affect our operating results. The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the number of properties listed for sale, the seasonal nature of sales, the plans of adjacent landowners and our expectations of future price appreciation. Delays in the completion of transactions or the termination of potential transactions may be beyond our control. These events could adversely affect our operating results.

We may be unsuccessful in carrying out our acquisition strategy.

We have pursued, and intend to continue to pursue, acquisitions of strategic timberland properties. Among the reasons for our REIT conversion is that we are better able to compete for acquisitions of timberlands against other entities that use tax-efficient structures. It is uncertain whether any timberland acquisitions we make will perform in accordance with our expectations. In addition, we anticipate using Internal Revenue Code section 1031 like-kind exchanges, and financing acquisitions through cash from operations, borrowings under our credit facilities, proceeds from equity or debt offerings or proceeds from asset dispositions, or any combination thereof. The failure to identify and complete acquisitions of suitable timberland properties, our inability to finance future acquisitions on favorable terms or our inability to complete like-kind exchanges, could adversely affect our operating results and cash flows.

The forest products industry is highly competitive.

The markets for our wood products are highly competitive, and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Our wood products are subject to competition from wood products manufacturers in North America, and to a lesser extent in Canada. Our wood products manufacturing facilities are relatively capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our wood products competitors may currently be lower-cost producers than we are, and accordingly these competitors may be less adversely affected than we are by price decreases. In addition, wood products are subject to significant competition from a variety of substitute products, including non-wood and engineered wood products. To the extent there is a significant increase in competitive pressure from substitute products or other domestic or foreign suppliers, our business could be adversely affected.

Our businesses are subject to extensive environmental laws and regulations.

Environmental laws and regulations are constantly changing, and are generally becoming more restrictive. Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change and new laws and regulations that may affect our business are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, develop real estate and operate our manufacturing facilities. These laws and regulations may relate to, among other things, the protection of timberlands, endangered species, timber harvesting practices, recreation and aesthetics, protection and restoration of natural resources, air and water quality, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased markedly and the

12   /   POTLATCH CORPORATION

enforcement of these laws and regulations has intensified. We believe that these laws and regulations will continue to become more restrictive and over time could adversely affect our operating results.

Existing regulatory restrictions on future harvesting activities may be significant. Federal, state and local laws and regulations, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. The threatened and endangered species restrictions apply to activities that would adversely impact a protected species or significantly degrade its habitat. A number of species on our timberlands have been and in the future may be protected under these laws. If current or future regulations become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.

Our manufacturing operations are subject to stringent environmental laws, regulations and permits covering air emissions, wastewater discharge, water usage, and waste handling and disposal that govern how we operate our facilities. These laws, regulations and permits, now and in the future, may restrict our current production and limit our ability to increase production, and impose significant costs on our operations with respect to environmental compliance. It is expected that, overall, these costs will likely increase over time as environmental laws and regulations and permit conditions become more stringent, and as the expectations of the communities in which we operate become more demanding.

We currently own, or formerly owned and operated, manufacturing facilities or may acquire timberlands and other properties that are subject to environmental liabilities, such as remediation of hazardous material contaminations and other existing or potential liabilities. The cost of investigations and remediation of contaminated properties could increase operating costs and adversely affect financial results. Although we believe we have adequate reserves recorded for the investigation and remediation of our current properties, there can be no assurance that actual expenditures will not exceed our expectations, or that other unknown liabilities will not be discovered in the future. Some environmental statutes impose strict liability, rendering an entity liable for environmental damage without regard to that entity’s negligence or fault. These laws or future legislation or administrative or judicial action with respect to protection of the environment may adversely affect our business.

Environmental groups and interested individuals may intervene in the regulatory processes in the locations where we own timberlands and operate our wood products mills. Delays or restrictions on our operations due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested parties may file or threaten to file lawsuits that seek to prevent us from obtaining permits or implementing capital improvements or pursuing operating plans. Any lawsuit, or even a threatened lawsuit, could delay harvesting on our timberlands or impact our ability to invest in our wood products mills.

Our defined benefit pension plans became underfunded at December 31, 2008.

As a result of the steep downturn in the stock market in the fourth quarter of 2008, our defined benefit pension plans went from being overfunded to underfunded. Our pension plan funding requirements are based in part on the performance of the assets in our pension plans, and that performance is highly correlated with stock market performance. Depending on the timing of a recovery in the stock market, we could be faced with increased funding requirements that could be substantial in future years.

We depend on external sources of capital for future growth.

Our ability to finance growth is dependent to a significant degree on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including, without limitation, a decline in general market conditions, decreased market liquidity, a downgrade to our public debt rating, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may

2008 FORM 10-K   /   13

also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividend distributions. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us, and the failure to obtain necessary capital could materially adversely affect our future growth.

REIT AND TAX-RELATED RISKS

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

In order to qualify as a REIT, we were required to distribute to our stockholders all of our accumulated non-REIT tax earnings and profits, or E&P, prior to the end of our first taxable year as a REIT, which was December 31, 2006. In 2006, a special E&P distribution in the aggregate amount of approximately $445 million was distributed to our stockholders. We believe that the amount of our special E&P distribution equaled or exceeded the amount required to be distributed in order to satisfy the requirements relating to the distribution of E&P. There are, however, uncertainties relating to the determination of the amount of our pre-REIT E&P, including the possibility that the IRS could, in any audits for tax years through 2005, successfully assert that our taxable income should be increased, which would increase our pre-REIT E&P. Thus, we might fail to satisfy the requirement that we distributed all of our pre-REIT E&P by the close of our first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of our pre-REIT E&P, we cannot now determine whether we would be able to take advantage of them or the economic impact on us of doing so.

14   /   POTLATCH CORPORATION

Certain of our business activities are potentially subject to prohibited transactions tax on 100% of our net income, which would reduce our cash flow and impair our ability to make distributions.

REITs are generally intended to be passive entities and can thus only engage in those activities permitted by the Internal Revenue Code, which for us generally include: owning and managing a timberland portfolio; growing timber; and selling standing timber. Accordingly, the manufacture and sale by us of wood products, certain types of timberlands sales, and the harvest and sale of logs are conducted through Potlatch TRS because such activities generate non-qualifying REIT income and could constitute “prohibited transactions” if such activities were engaged in directly by the REIT. In general, prohibited transactions are defined by the Internal Revenue Code to be sales or other dispositions of property held primarily for sale to customers in the ordinary course of a trade or business.

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

Our ability to fund distributions using cash generated through our taxable REIT subsidiary may be limited.

The rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from our wood products manufacturing business for the payment of stockholder distributions. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund distributions to stockholders using cash flows from Potlatch TRS.

We may not be able to complete desired like-kind exchange transactions for property we sell.

We generally seek to match sales and acquisitions of properties, which allows us to use Internal Revenue Code section 1031 like-kind exchange tax-deferred treatment. The matching of sales and purchases provides us with significant tax benefits, primarily the deferral of any gain on the property sold until the ultimate disposition of the replacement property. While we attempt to complete like-kind exchanges whenever possible, it is unlikely that we will be able to do so in all instances due to various factors, including the lack of availability of suitable replacement property on acceptable terms and the inability to complete a qualifying like-kind exchange transaction within the time frames required by the Code. The inability to obtain like-kind exchange treatment would result in the payment of taxes with respect to the property sold, and a corresponding reduction in earnings and cash available for distribution to stockholders.

RISKS RELATED TO OUR SPIN-OFF

If the spin-off is determined to be taxable for U.S. federal income tax purposes, we and our stockholders who received the distribution of Clearwater Paper common stock could face significant U.S. federal income tax liabilities.

In connection with the spin-off, we obtained a private letter ruling from the IRS that the spin-off will qualify for tax-free treatment under applicable sections of the U.S. Internal Revenue Code. The ruling relies on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business and the business of Clearwater Paper, and the private letter ruling would not be valid if these representations, assumptions and undertakings were incorrect. Moreover, the private letter ruling does not address all of the issues that are relevant to determining whether the spin-off qualifies for tax-free treatment. The IRS could determine that the spin-off should be treated as a taxable transaction if

2008 FORM 10-K   /   15

it determines that any of the representations, assumptions or undertakings that were included in the request for the private letter ruling were false or have been violated or if it disagrees with the conclusions that are not covered by the IRS ruling.

If the spin-off fails to qualify for tax-free treatment, we would be subject to tax as if we had sold Clearwater Paper common stock in a taxable sale for its fair market value, and our stockholders who received the distribution of Clearwater Paper common stock would be subject to tax as if they had received a taxable distribution equal to the fair market value of the Clearwater Paper common stock that was distributed to them. Furthermore, the income that we would recognize if the spin-off were determined to be taxable could cause us to fail to meet the REIT tax requirements, including the requirement that at least 75% of our gross income must be derived from sales of standing timber and other types of real estate income. In addition, certain types of actions by Clearwater Paper following the spin-off, including certain issuances or redemptions of Clearwater Paper equity securities or involvement in certain other acquisitions of Clearwater Paper securities, could jeopardize the tax-free status of the spin-off. While Clearwater Paper has agreed not to take theses types of actions and to indemnify us for the consequences of taking these actions, we may not be able to prevent the occurrence of actions by Clearwater Paper that would cause the spin-off not to qualify for tax-free treatment.

The obligation represented by the credit sensitive debentures remains our liability until paid and if Clearwater Paper fails to meet its payment obligations under the Retained Obligation Agreement, holders of the debentures will have legal recourse against us.

In 2005, Clearwater Paper assumed the obligation to pay all principal and interest on $100 million principal amount of credit sensitive debentures previously issued by our wholly owned subsidiary, Potlatch Forest Holdings, Inc. The debentures become due and payable in full on December 1, 2009. In connection with the spin-off, we entered into the Retained Obligation Agreement with Clearwater Paper, which provides that Clearwater Paper will retain the obligation to repay the principal and interest on the debentures.

Despite Clearwater Paper’s retention of payment obligations under the debentures, holders of the debentures continue to have legal recourse against Potlatch Forest Holdings, Inc. for any failure to make payments when due and the obligation represented by the debentures will remain as a liability on our balance sheet until paid. Accordingly, we must retain sufficient liquidity and capital resources to make payments on the debentures in 2009 in the event that Clearwater Paper is unable to meet its payment obligations under the Retained Obligation Agreement.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Certain provisions of our certificate of incorporation and bylaws and of Delaware law may make it difficult for stockholders to change the composition of our board of directors and may discourage hostile take over attempts that some of our stockholders may consider to be beneficial.

Certain provisions of our certificate of incorporation and bylaws and of Delaware law may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interest of us and our stockholders. The provisions in our certificate or incorporation and bylaws include, among other things, the following:

•	a classified board of directors with three-year staggered terms;

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•

stockholder action can only be taken at a special or regular meeting and not by written consent and stockholders cannot call a special meeting except upon the written request of stockholders entitled to cast not less than a majority of all of the votes entitled to be cast at the meeting;

16   /   POTLATCH CORPORATION

•	advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;

•	removal of directors only for cause;

•	allowing only our board of directors to fill vacancies on our board of directors;

•

in order to facilitate the preservation of our status as a REIT under the Internal Revenue Code, a prohibition on any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% of our outstanding common or preferred stock, unless our board waives or modifies this ownership limitation;

•

unless approved by the vote of at least 80% of our outstanding shares, we may not engage in business combinations, including mergers, dispositions of assets, certain issuances of shares of stock and other specified transactions, with a person owning or controlling, directly or indirectly, 5% or more of the voting power of our outstanding common stock; and

•	supermajority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.

While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. We are also subject to Delaware laws that could have similar effects. One of these laws prohibits us from engaging in a business combination with a significant stockholder unless specific conditions are met.

ITEM 1B.

Unresolved Staff Comments

None.

2008 FORM 10-K   /   17

ITEM 2.

Properties

For information regarding our timberlands, see the discussion under the heading “Resource Segment” on pages 4-6 of this report. Our principal wood products facilities at December 31, 2008, which are all owned by us, together with their respective 2008 annual budgeted capacities and actual production, are as follows:

	CAPACITYA	PRODUCTIONA
WOOD PRODUCTS
Sawmills:
Prescott, ArkansasB	189,000 mbf	57,000 mbf
Warren, Arkansas	175,000 mbf	173,000 mbf
St. Maries, Idaho	131,000 mbf	120,000 mbf
Gwinn, Michigan	186,000 mbf	147,000 mbf
Bemidji, Minnesota	112,000 mbf	97,000 mbf
Plywood MillC:
St. Maries, Idaho	175,000 msf	116,000 msf
Particleboard MillD:
Post Falls, Idaho	71,000 msf	48,000 msf

A	mbf stands for thousand board feet; msf stands for thousand square feet.

B	The mill permanently ceased operations in May 2008.

C	3/8 inch panel thickness basis.

D	3/4 inch panel thickness basis.

ITEM 3.

Legal Proceedings

Beginning in February 2006, a series of private antitrust lawsuits were filed against us and certain other manufacturers of oriented strand board (OSB) by plaintiffs who claim they purchased OSB at artificially high prices. The cases were consolidated into two Consolidated Amended Class Action Complaints in the United States District Court for the Eastern District of Pennsylvania under the caption In Re OSB Antitrust Litigation, one on behalf of direct purchasers of OSB and the other on behalf of indirect purchasers. The complaints alleged that the defendant OSB manufacturers violated federal and state antitrust laws by purportedly conspiring from mid-2002 to the present to drive up the price of OSB. The consolidated indirect purchaser complaint also alleged that defendants violated various states’ unfair competition laws and common law. Each consolidated complaint sought an unspecified amount of monetary damages to be trebled as provided under the antitrust laws and other relief. The court certified a nationwide class of direct purchasers who bought OSB structural panel products directly from one of the defendants during the period from June 1, 2002 to February 24, 2006. It also certified a nationwide class of indirect purchaser end users who purchased new OSB manufactured or sold by one of the defendants during the same time period. The claims of the nationwide indirect purchaser class were limited to injunctive relief. However, the court also certified a multistate class of indirect purchasers in 17 states whose members could recover compensation as allowed by state law. Although we vigorously deny any wrongdoing, on March 28, 2008, we settled the claims of the direct purchaser class for $2.7 million and on April 17, 2008, we settled the indirect purchaser class action claims for $0.3 million, both solely in order to avoid the further expense and burden of the ongoing litigation. Both settlements were given final court approval in December 2008. We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004.

On September 28, 2005, Ainsworth notified us by letter of its claims under the indemnification provisions of the asset purchase agreement between us and Ainsworth whereby Ainsworth purchased our OSB facilities. The claims involve alleged breaches of

18   /   POTLATCH CORPORATION

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

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December  31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information as of March 1, 2009, and for at least the past five years concerning the executive officers of the company is as follows:

Michael J. Covey (age 51), has served as President and Chief Executive Officer, and a director of the company, since February 2006, and has served as Chairman of the Board of the company since January 2007. Prior to February 2006, he was employed by Plum Creek Timber Company, Inc., a timber REIT, for 23 years, serving as Executive Vice President from August 2001 until December 2005.

Eric J. Cremers (age 45), has served as Vice President, Finance and Chief Financial Officer since July 2007. Prior to July 2007, he was employed by Albertsons, Inc., a grocery retail company, and served as Senior Vice President of Corporate Strategy and Business Development from July 2002 through June 2006.

William R. DeReu (age 42), has served as Vice President, Real Estate, since May 2006. Prior to May 2006, he was employed by Plum Creek Timber Company, Inc., and served as Director, National Land Asset Management Services from February 2006 through April 2006. From December 2002 through February 2006, he was Senior Land Asset Manager, Lake States Region, at Plum Creek.

Pamela A. Mull (age 54), has served as Vice President and General Counsel since March 2006. She has served as Corporate Secretary since December 2008 and also served as Corporate Secretary from July 2006 to July 2007. For more than five years prior to March 2006, she served as Associate General Counsel. She has been with the company for 19 years.

Brent L. Stinnett (age 61), has served as Vice President, Resource Management, since August 2006. Prior to August 2006, he was employed by Plum Creek Timber Company, Inc., and served as Vice President and General Manager of the Gulf South region for Plum Creek from May 2002 through July 2006.

Thomas J. Temple (age 52), has served as Vice President, Wood Products since January 1, 2009, and as Vice President from November 2008 to January 2009. Prior to November 2008, he was employed by Canadian Forest Products, Ltd., an integrated forest products company, and served as Vice President of International Sales and Panel Marketing from April 2004 to November 2007. From March 2003 to April 2004, he served as Vice President of Marketing for Slocan Forest Products, Ltd., a forest products company.

NOTE: The term of office of the officers of the company expires at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

2008 FORM 10-K   /   19

Part II

ITEM 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The company’s common stock is traded on the New York and Chicago Stock Exchanges. The quarterly and yearly high and low sales price per share of our common stock, as reported in the New York Stock Exchange Composite Transactions for 2008 and 2007, as well as regular quarterly cash distribution payments per share for 2008 and 2007, were as follows:

	2008			2007
QUARTER	HIGH	LOW	DISTRIBUTIONS	HIGH	LOW	DISTRIBUTIONS
1st	$47.00	$37.00	$0.51	$48.65	$43.32	$0.49
2nd	50.50	40.18	0.51	46.47	40.72	0.49
3rd	54.79	41.79	0.51	47.00	38.99	0.49
4th	47.10	20.29	0.51	49.98	41.14	0.51

On December 16, 2008, the company also distributed to stockholders all outstanding shares of the common stock of Clearwater Paper by virtue of a dividend of one share of Clearwater Paper common stock for every 3.5 shares of Potlatch common stock.

There were approximately 1,430 stockholders of record at January 31, 2009.

The board of directors reviews and approves our dividend distributions. The board considers a variety of factors in determining the distribution rate, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices and harvest levels on our timberlands. Consequently, the level of distributions to our stockholders may fluctuate and any reduction in the distribution rate may adversely affect our stock price.

Reference is made to the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of this report, under the heading “Liquidity and Capital Resources,” of (i) the covenants in our bank credit facility with which we must remain in compliance in order to make cash distributions and (ii) the REIT tax rules, which under certain circumstances may restrict our ability to receive dividends from Potlatch TRS, our taxable REIT subsidiary.

There are currently no authorized repurchase programs in effect under which the company may repurchase shares.

The table containing equity compensation plan information set forth in Item 12 of Part III of this report is incorporated herein by reference.

20   /   POTLATCH CORPORATION

ITEMS 6, 7, 7A and 8.

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

Our management, with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

2008 FORM 10-K   /   21

Based on our assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2008, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included on page 90.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As part of the spin-off of the Clearwater Paper businesses, we entered into a Transition Services Agreement with Clearwater Paper whereby certain internal control processes will be monitored for a period of time by former Potlatch employees who became Clearwater Paper employees as of December 16, 2008. There were no changes in our internal control over financial reporting that occurred during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

Other Information

None.

22   /   POTLATCH CORPORATION

Part III

ITEM 10.

Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement, expected to be filed on or about April 2, 2009, for the 2009 annual meeting of stockholders, referred to in this report as the 2009 Proxy Statement, which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement and is incorporated herein by reference.

We have adopted a Corporate Conduct and Ethics Code that applies to all directors and employees. You can find our Corporate Conduct and Ethics Code on our website by going to the following address: www.potlatchcorp.com, selecting “Investor Resources and Corporate Governance,” and then selecting the link for “Conduct and Ethics Code.” We will post any amendments, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our website. To date, no waivers of the Corporate Conduct and Ethics Code have been considered or granted.

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

You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

Potlatch Corporation

Attention: Corporate Secretary

601 West 1st Ave., Suite 1600

Spokane, Washington 99201

Telephone: (509) 835-1500

The Audit Committee of our board of directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. As of December 31, 2008, the members of that committee were Boh A. Dickey (Chair), Ruth Ann M. Gillis, Jerome C. Knoll, and Gregory L. Quesnel. The board of directors has determined that Mr. Dickey is an “audit committee financial expert” and that he and all of our Audit Committee members are “independent” as defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange.

ITEM 11.

Executive Compensation

Information set forth under the heading “Compensation Discussion and Analysis” in the 2009 Proxy Statement is incorporated herein by reference.

2008 FORM 10-K   /   23

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading “Stock Ownership” in the 2009 Proxy Statement is incorporated herein by reference.

The following table provides certain information as of December 31, 2008, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS[1]	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS[2]	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	727,019	$21.44	1,050,211
Equity compensation plans not approved by security holders	—	—	—
Total	727,019	$21.44	1,050,211

[1]

Includes 262,216 performance shares and 52,802 restricted stock units, or RSUs, which are the maximum number of shares that could be awarded under the performance share and RSU programs, not including future dividend equivalents. Performance shares and RSUs are not included in the weighted average exercise price calculation.

[2]	Performance shares and RSUs do not have exercise prices and are therefore not included in the weighted average exercise price calculation.

ITEM 13.

Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions that are required to be reported.

The information required by this item regarding director independence is included under the heading, “Board of Directors,” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.

Principal Accounting Fees and Services

Information set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm in 2008 and 2007” in the 2009 Proxy Statement is incorporated herein by reference.

24   /   POTLATCH CORPORATION

Part IV

ITEM 15.

Exhibits and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 27 of this report.

FINANCIAL STATEMENT SCHEDULES

Our financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 27 of this report.

EXHIBITS

Exhibits are listed in the Exhibit Index on pages 93-96 of this report.

2008 FORM 10-K   /   25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCH CORPORATION

(Registrant)

By	/S/ MICHAEL J. COVEY
Michael J. Covey
Chairman of the Board, President and Chief Executive Officer

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2009, by the following persons on behalf of the registrant in the capacities indicated.

BY	/S/ MICHAEL J. COVEY	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Michael J. Covey

BY	/S/ ERIC J. CREMERS	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
Eric J. Cremers

BY	/S/ TERRY L. CARTER	Controller and Treasurer (Principal Accounting Officer)
Terry L. Carter

	*	Director
Boh A. Dickey

	*	Director
William L. Driscoll

	*	Director
Ruth Ann M. Gillis

	*	Director
Jerome C. Knoll

	*	Director
John S. Moody

	*	Director
Lawrence S. Peiros

	*	Director
Gregory L. Quesnel

	*	Director
Judith M. Runstad

*By	/S/ PAMELA A. MULL
Pamela A. Mull (Attorney-in-fact)

26   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedules

The following documents are filed as part of this report:

PAGE NUMBER
Selected Financial Data	28

Management’s Discussion and Analysis of Financial Condition and Results of Operations	29–51

Consolidated Financial Statements:
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006	52
Consolidated Balance Sheets at December 31, 2008 and 2007	53
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	54
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	55
Summary of Principal Accounting Policies	56–63
Notes to Consolidated Financial Statements	64–89
Reports of Independent Registered Public Accounting Firm	90–91

Schedules:
II. Valuation and Qualifying Accounts	92
All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

2008 FORM 10-K   /   27

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Selected Financial Data

The statements of operations data for the years ended December 31, 2005 and 2004, and the statements of financial position data as of December 31, 2006, 2005 and 2004 set forth below are unaudited.

(Dollars in thousands – except per-share amounts)

	2008	2007	2006	2005	2004
Revenues	$439,957	$423,472	$417,243	$415,539	$366,902
Earnings from continuing operations	68,842	72,331	137,819	37,283	20,604
Net earnings	52,637	56,432	139,110	32,964	271,249
Working capital	(91,367)	49,252	160,255	255,256	254,409
Current ratio	0.7 to 1	1.2 to 1	1.8 to 1	2.7 to 1	2.7 to 1
Long-term debt (including current portion)	$321,337	$321,510	$327,631	$335,454	$336,522
Stockholders’ equity	198,234	578,336	577,859	705,148	671,389
Long-term debt to stockholders’ equity ratio	1.6 to 1	0.6 to 1	0.6 to 1	0.5 to 1	0.5 to 1
Capital expenditures:[1]
Plant and equipment	$10,345	$11,526	$14,955	$44,198	$6,134
Timber, timberlands and related logging facilities	26,406	57,723	7,621	6,153	6,278
Deposit on timberlands	27,328	162,351	—	—	—
Total capital expenditures	64,079	231,600	22,576	50,351	12,412
Total assets	938,321	1,517,204	1,457,607	1,628,177	1,594,066
Earnings per common share from continuing operations:
Basic	$1.74	$1.85	$3.78	$1.28	$0.70
Diluted	1.73	1.84	3.76	1.27	0.70
Net earnings per common share:
Basic	$1.33	$1.44	$3.81	$1.13	$9.23
Diluted	1.32	1.43	3.79	1.13	9.19
Average common shares outstanding (in thousands):
Basic	39,474	39,094	36,465	29,120	29,397
Diluted	39,803	39,384	36,672	29,252	29,515
Distributions/Dividends per common share[2]	$2.04	$1.98	$17.27	$0.60	$3.10

[1]

Not included in additions to timber, timberlands and related logging facilities for 2008 and 2007 are non-cash transactions totaling $40.8 million and $66.5 million, respectively, for the purchase of timberlands. Deposits on timberlands include both forward and reverse like-kind exchange transactions.

[2]

Distributions for 2008 also included a distribution of the common stock of Clearwater Paper Corporation on December 16, 2008, at the rate of one share of Clearwater Paper common stock for every 3.5 shares of Potlatch common stock held by stockholders of record on December 9, 2008. Distributions for 2006 included a special E&P distribution of $15.15 per common share, paid with a combination of cash and shares of the company’s common stock. Dividends for 2004 included a special cash dividend of $2.50 per common share.

Certain amounts for 2004 through 2007 have been reclassified to conform to the 2008 presentation.

28   /   POTLATCH CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Potlatch is a real estate investment trust, or REIT, that owns and manages approximately 1.6 million acres of timberlands located in Arkansas, Idaho, Minnesota and Wisconsin. We are also engaged in the sale of non-core timberlands and the production of commodity wood products.

As of December 31, 2008, our business was organized into three segments:

•

The business of the Resource segment consists of the management of our timberlands to optimize the value of all possible revenue producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include planting trees, harvesting trees, building and maintaining roads, development of management plans and recreation lease management. In 2008, Resource segment revenues were $265.3 million, representing approximately 46% of our net revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues from continuing operations were $119.4 million in 2008, of which $54.5 million related to sales to Clearwater Paper businesses prior to the spin-off on December 16, 2008.

•

The business of the Real Estate segment consists primarily of the sale of selected non-core timberland real estate. From time to time, we also take advantage of opportunities to sell timberland to meet various financial and strategic objectives. The segment also plays an active role in negotiations for all timberland acquisitions, and engages in real estate development activities through Potlatch TRS. Results for the segment depend on the demand for our non-core timberlands, the timing of closing of sales of properties and our ability to match sales of property with acquisitions in LKE transactions. Consequently, revenues for the segment are seldom comparable or predictable between periods. Real Estate segment net revenues for 2008 were $46.1 million, which represented approximately 8% of our net revenues from continuing operations. The segment did not have intersegment revenues in 2008.

•

The Wood Products segment manufactures lumber, plywood and particleboard at six mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment net revenues were $263.1 million in 2008, representing approximately 46% of our revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues from continuing operations were $15.1 million in 2008, all of which related to sales to Clearwater Paper businesses prior to the spin-off on December 16, 2008.

On December 16, 2008, we distributed to our stockholders all outstanding shares of Clearwater Paper Corporation, or Clearwater Paper, which holds our former pulp and paperboard and consumer products segments and the lumber operations located in Lewiston, Idaho. The effect of this spin-off transaction is that our business is now focused predominately on the management of our timberlands and related real estate business, while our manufacturing operations are limited to six wood products facilities, five of which rely on our timber supply for a substantial portion of their raw material requirements.

Our results of operations and this discussion reflect the classification of the Clearwater Paper operations as discontinued operations for all periods presented. The Consolidated Balance Sheet as of December 31, 2007 still reflects the assets and liabilities of Clearwater Paper, as the spin-off occurred in 2008. Also classified as discontinued operations are the results of our Prescott, Arkansas lumber mill, which was permanently closed in May 2008 and our hybrid poplar tree farm in Boardman, Oregon, which was sold in May 2007.

2008 FORM 10-K   /   29

REIT CONVERSION

Effective January 1, 2006, we restructured our operations to qualify for treatment as a real estate investment trust, or REIT, for federal income tax purposes. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily consists of income from the sale of our standing timber. Accordingly, prior to our REIT conversion we transferred to a wholly owned taxable REIT subsidiary, which we refer to in this report as Potlatch TRS, substantially all of our non-timberland assets, consisting primarily of our manufacturing facilities, assets used for the harvesting of timber and the sale of logs, and selected land parcels that we expected would be sold or developed for higher and better use purposes. Our use of Potlatch TRS, which is taxed as a C corporation, enables us to continue to engage in these non-REIT qualifying businesses without violating the REIT requirements.

As a REIT, generally we are not subject to federal corporate income taxes on ordinary taxable income and capital gains income from real estate investments that we distribute to our stockholders. In 2008, our quarterly distribution rate was $0.51 per common share for a quarterly distribution of approximately $20.1 million. Distributions are determined and declared by the board of directors based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices and harvest levels on our timberlands. Consequently, the level of future distributions to our stockholders may fluctuate, and any reduction in the distribution rate may adversely affect our stock price.

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

Although as a REIT our taxes are significantly lower than those of a C corporation, if during the ten year period following the REIT conversion we sell any property not transferred to Potlatch TRS, other than through the utilization of an Internal Revenue Code section 1031 like-kind exchange or other than the sale of standing timber pursuant to a timber cutting contract, we will be subject to a corporate level federal income tax at the highest regular corporate rate on an amount equal to the lesser of the excess of the fair market value of the disposed property as of January 1, 2006 over our adjusted income tax basis in such property as of that date, or the actual gain realized.

We will also continue to be required to pay federal corporate income taxes on income from our non-real estate investments, principally the operations of Potlatch TRS. Our use of Potlatch TRS enables us to continue to engage in non-REIT qualifying business activities. However, under the Internal Revenue Code, no more than 25% of the value of the assets of a REIT may be

30   /   POTLATCH CORPORATION

represented by securities of one or more taxable REIT subsidiaries. This limitation may affect our ability to make investments in our wood products manufacturing operations or in other non-REIT qualifying operations.

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

FACTORS INFLUENCING OUR RESULTS OF OPERATIONS AND CASH FLOWS

The operating results of our timberlands, real estate and wood products manufacturing businesses have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses, such as log costs, asset dispositions or acquisitions and other factors.

Fluctuating Timber Prices. Our results of operations and cash flows will be materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors affecting demand, such as changes in economic conditions, construction activity levels, interest rates, credit availability, population growth and weather conditions, as well as changes in timber supply and other factors. All of these factors can vary by region and by timber type, such as saw logs or pulpwood logs. In 2008, the overall price per ton for our timber was down approximately 8% from 2007. Further, log prices per ton were down 16% in the fourth quarter of 2008, as compared to the same period of 2007, as market conditions continued to weaken.

Timber prices are also affected by changes in timber availability at the local and national level. Our timberland ownership is currently concentrated in Arkansas, Idaho, Minnesota and Wisconsin. In Arkansas and Minnesota, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in less harvesting activity, causing short-term decreases in supply that have tended to moderate price decreases. In Idaho, where a greater proportion of timberland is government owned, any substantial increase in timber harvesting from government-owned lands could significantly reduce timber prices, which could harm our results of operations. For more than twenty-five years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the United States forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government lands could have a materially adverse effect on our results of operations and cash flows. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local forest products industry participants, as well as occasionally high timber salvage efforts due to events such as storm damage, unusual pest infestations or fires.

Harvest Levels. Changes in harvest levels on our timberlands also may have a significant impact on our results of operations, due in part to the low cost basis of much of our timber from timberlands that we acquired many years ago. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. In 2008, the overall harvest from our timberlands was 4.4 million tons, compared to 3.9 million tons harvested in 2007. Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland acquisitions and sales, we expect the overall timber

2008 FORM 10-K   /   31

harvest from our lands in 2009 to be between 4.2 million and 4.4 million tons, increasing to a range of 5.0 million to 5.3 million tons annually over the next few years, depending upon market conditions.

On a short-term basis, we may adjust our timber harvest levels in response to market conditions. For example, in 2006 we deferred a portion of our planned timber harvest in our Southern region due to weak markets. In 2007, however, due to rebounding prices, we significantly increased the harvest from our Southern region timberlands, offsetting the 2006 deferred harvest. We currently plan to hold harvest levels essentially flat in 2009 based on weak market conditions. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands, such as the Idaho timberlands purchased in January 2008 and September 2007 and the Wisconsin timberlands purchased in January 2007, and sales of existing timberlands. In addition to timberland acquisitions and sales, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.

Demand for Real Estate. A number of factors, including tightening of credit, a slowing of real estate development, changes in population growth patterns and changes in demographics could reduce the demand for our real estate. In addition, changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use and development of real estate or changes in the political composition of governmental bodies could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business. The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the number of properties listed for sale, the seasonal nature of sales, the plans of adjacent landowners, and our expectations of future price appreciation. Delays in the completion of transactions or the termination of potential transactions may be beyond our control. These events could adversely affect our operating results.

Cyclical Wood Products Markets. The operating results of our wood products manufacturing operations are cyclical. Historical prices for our wood products have been volatile, and we, like other manufacturers in the forest products industry, have limited direct influence over the timing and extent of price changes for our products. The demand for our wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors.

The profitability of our Wood Products segment depends largely on our ability to operate our facilities efficiently and at or near full capacity. Our operating results can be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

The forest products industry in general and the wood products business in particular were adversely affected in 2008 by the national decline in home building and the subsequent weak demand and lower prices for wood products. As a result of these weak market conditions, we permanently closed our lumber mill at Prescott, Arkansas in May 2008. In addition, we were forced to temporarily halt or reduce production at many of our mills, particularly during the second half of 2008. During the first half of 2008, our mills in Michigan and Minnesota were each shut down for a few weeks, and the Michigan mill later operated on a reduced production level for a time due to weather-related log shortages. Our Idaho, Michigan and Minnesota mills were all shut down from two to four weeks each between mid-November and the end of the year due to poor market conditions. Many of the mills were either still shut down or working at 50% to 75% of normal production levels during the first two months of 2009. We do not expect a meaningful recovery in the wood products markets in the near-term.

One of the most significant expenses of our wood products segment is the cost of sawlogs and wood fiber needed to supply our manufacturing facilities. The cost of logs that supply our lumber mills has at times fluctuated greatly as a result of the

32   /   POTLATCH CORPORATION

factors discussed above affecting the price of our timber. Selling prices of our wood products have not always increased in response to log price increases, nor have log prices always decreased in conjunction with declining wood products prices. On occasion, the results of operations of our wood products business have been and may in the future be adversely affected if we are unable to pass cost increases through to our customers.

Competition. The markets for our timber and wood products are highly competitive, and companies that have substantially greater financial resources than we do compete with us in each of our lines of businesses. Logs and other fiber from our timberlands, as well as our wood products, are subject to competition primarily from timberland owners and wood products manufacturers in North America.

Acquisitions. Among the reasons for our REIT conversion is that we are better able to compete for acquisitions of timberlands against other entities that use tax-efficient structures. It is uncertain whether any timberland acquisitions we make will perform in accordance with our expectations. In addition, we anticipate financing acquisitions through Internal Revenue Code section 1031 like-kind exchanges, cash from operations, borrowings under our credit facility or proceeds from equity or debt offerings. Our inability to finance future acquisitions on favorable terms or the failure of any acquisition to perform as we expect could harm our results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. Changes in these estimates are recorded periodically based on updated information. Our critical accounting policies are discussed below.

Clearwater Paper spin-off. On December 16, 2008, we spun off our former pulp-based manufacturing businesses consisting of our former pulp and paperboard and consumer products segments, as well as our wood products operations located in Lewiston, Idaho, into a new company, Clearwater Paper Corporation. These businesses are presented in the results of operations as discontinued operations for all periods presented.

The decision to present these businesses as discontinued operations was based on the fact that we have no material continuing involvement nor do we have the ability to exert significant influence over the decision-making process of these businesses.

Management made critical judgments regarding the classification of the following specific items to include in discontinued operations:

•	Results of the Pulp and Paperboard and Consumer Products segments.

•	Results of the Lewiston, Idaho, lumber mill, which were previously included in our Wood Products segment.

•	Interest expense related to the $100 million credit sensitive debentures, which obligations were retained by Clearwater Paper under the Retained Obligation Agreement.

•	Corporate administration costs directly attributable to the discontinued operations that will not be incurred in the future.

•	One-time spin-off transaction costs incurred during the spin-off process.

2008 FORM 10-K   /   33

Management classified the credit sensitive debentures and the note receivable from Clearwater Paper related to the debentures as current at December 31, 2008, due to the credit sensitive debentures’ maturity on December 1, 2009.

Management concluded that Clearwater Paper was not impaired at the asset group or disposal group level at the date of the spin-off.

Management made judgments in determining the adjustments to instruments associated with equity-based compensation plans.

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

Long-lived assets. A significant portion of our total assets are invested in our timber and timberlands and our wood products manufacturing facilities. The cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-lived assets are a material component of our financial position with the potential for material change in valuation if assets are determined to be impaired. We account for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs, including revenues, costs and capital spending, are subject to frequent change for many different reasons, including the reasons previously described above under “Factors Influencing our Results of Operations and Cash Flows.” Because of the number of variables involved, the interrelationship between the variables and the long-term nature of the impairment measurement,

34   /   POTLATCH CORPORATION

sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions, and operations are reviewed, as appropriate, for impairment using the most current data available. To date, this process has not resulted in an impairment charge for any of our assets associated with our continuing operations.

The Clearwater Paper businesses were evaluated for impairment as of the spin-off date, in accordance with the provisions of SFAS No. 144 and no impairment was taken.

Deferred tax assets. We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. In making this determination, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain feasible tax planning strategies that management is prepared to undertake, if necessary, we believe that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2008. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified. Such tax planning strategies include the potential transfer of income-producing timberlands from the REIT to Potlatch TRS to generate income sufficient to fund our pension and other post-employment obligations, and thus realize our deferred tax assets.

Restructuring charges and discontinued operations. In December 2008, our pulp-based operations were spun off into an independent public company, Clearwater Paper Corporation. In May 2008, our lumber mill in Prescott, Arkansas, was permanently shut down. We sold our hybrid poplar tree farm in Boardman, Oregon in May 2007. In January 2007, we recorded a charge for a restructuring of our Resource segment. These events required us to record estimates of liabilities for employee benefits and other costs at the time of the events. In making these judgments, we considered contractual obligations, legal liabilities and possible incremental costs incurred as a result of these restructuring transactions. Our estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences.

Environmental liabilities. We record accruals for estimated environmental liabilities that are not within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” in accordance with SFAS No. 5, “Accounting for Commitments and Contingencies.” These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities. In making these estimates, we consider, among other things, the activities we have conducted at any particular site, information obtained through consultation with applicable regulatory authorities and third parties, and our historical experience at other sites that are judged to be comparable. We must also consider the likelihood of changes in governmental regulations, advancements in environmental technologies and changing legal standards regarding liability. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, our accruals are subject to substantial uncertainties, and our actual costs could be materially more or less than the estimated amounts.

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

2008 FORM 10-K   /   35

determining OPEB expense are the discount rate applied to benefit obligations and the assumed health care cost trend rates used in the calculation of benefit obligations.

Note 12 to the consolidated financial statements includes information on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense for the three years ended December 31, 2008, as well as the funded status for our pension and OPEB plans as of December 31, 2008 and 2007.

The discount rate used in the determination of pension benefit obligations and pension expense is a weighted average benchmark rate based on high-quality fixed income investment interest rates. At December 31, 2008, we calculated obligations using a 6.15% discount rate. The discount rates used at December 31, 2007 and 2006 were 6.40% and 5.85%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The assumed long-term rates of return on pension plan assets used for the years ended December 31, 2008, 2007 and 2006 were 8.5%, 9.0% and 9.5%, respectively. Over the past 31 years, the period we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 10%, as of December 31, 2008.

Total periodic pension plan income in 2008 was $5.0 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would increase pension plan income, and conversely, a decrease in either of these measures would decrease plan income. As an indication of the sensitivity that pension income has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan income by approximately $0.8 million. A 25 basis point change in the assumption for the expected return on plan assets would affect annual plan income by approximately $1.1 million. The actual rates of return on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.

As a result of the steep downturn in the stock market in the fourth quarter of 2008, our company-sponsored pension plans were underfunded at December 31, 2008. As a result of the underfunded status, we are required to make estimated contributions to our qualified pension plans of approximately $6.7 million by September 15, 2010. We are required to make quarterly contributions of approximately $0.3 million beginning April 15, 2009 through January 15, 2010, while the remainder of $5.5 million must be contributed by September 15, 2010. In addition, we estimate contributions will total approximately $1.4 million in 2009 to our non-qualified pension plan. We do not anticipate funding our OPEB plans in 2009 except to pay benefit costs as incurred during the year by plan participants.

For our OPEB plans, expense for 2008 was $18.5 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 6.15%, 6.40% and 5.85% at December 31, 2008, 2007 and 2006, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2008 was a 9% increase over the previous year, with the rate of increase scheduled to decline one percent annually to a long-term ultimate rate increase assumption of 6% for 2011 and thereafter.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.3 million. A 1% change in the assumption for health care cost trend rates would have affected 2008 plan expense by approximately $0.9 to $1.1 million and the total postretirement employee obligation by approximately $11.6 to $13.5 million, as reported in Note 12 to the consolidated financial statements. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss). The expense is

36   /   POTLATCH CORPORATION

allocated to all business segments. In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” at December 31, 2008 and 2007, long-term assets are recorded for overfunded plans and liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 to the consolidated financial statements for further discussion.

RESULTS OF OPERATIONS

At December 31, 2008, following the spin-off of the pulp-based manufacturing businesses, our business was organized into three reporting segments: Resource, Real Estate and Wood Products. Our financial information has been reclassified to reflect the operations of the spun-off entity, Clearwater Paper, as discontinued operations. Also included in discontinued operations is our Prescott, Arkansas, lumber mill that ceased operations in May 2008 and our hybrid poplar tree farm in Boardman, Oregon that was sold in May 2007. Sales or transfers between segments are recorded as intersegment revenues based on prevailing market prices.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” sections below, each segment’s revenues are presented before elimination of intersegment revenues.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

The following table sets forth year-to-year changes in items included in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2008 and 2007.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2008	2007	INCREASE (DECREASE)
Revenues	$439,957	$423,472	$16,485
Costs and expenses:
Depreciation, depletion and amortization	30,153	26,516	3,637
Materials, labor and other operating expenses	300,179	271,765	28,414
Selling, general and administrative expenses	48,442	53,983	(5,541)
Restructuring charge	—	2,653	(2,653)
	378,774	354,917	23,857
Earnings from continuing operations before interest and taxes	61,183	68,555	(7,372)
Interest expense	(20,825)	(17,711)	(3,114)
Interest income	671	2,279	(1,608)
Earnings from continuing operations before taxes	41,029	53,123	(12,094)
Income tax benefit	27,813	19,208	8,605
Earnings from continuing operations	68,842	72,331	(3,489)
Discontinued operations, net of tax	(16,205)	(15,899)	(306)
Net earnings	$52,637	$56,432	$(3,795)
Other comprehensive income (loss), net of tax	(99,586)	3,399	(102,985)
Comprehensive income (loss)	$(46,949)	$59,831	$(106,780)

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

2008 FORM 10-K   /   37

Revenues—Revenues increased $16.5 million, or 4%, in 2008 compared to 2007, primarily due to increased revenues from our Real Estate segment as a result of increased property sales, partially offset by decreased revenues from our Wood Products and Resource segments as a result of weak market conditions. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Depreciation, depletion and amortization—Depreciation, depletion and amortization increased $3.6 million, or 14%, in 2008 over 2007, primarily due to increased depletion expense from the Resource segment as a result of increased harvest levels in 2008.

Materials, labor and other operating expenses—Materials, labor and other operating expenses increased $28.4 million, or 10%, in 2008 over 2007, primarily due to increased costs for outside logging contractors and a higher cost basis for real estate sold in 2008.

Selling, general and administrative expenses—Selling, general and administrative expenses decreased $5.5 million, or 10%, in 2008 from 2007, primarily due to higher consulting and professional services costs incurred in 2007.

Restructuring charge—In 2007, we recorded a pre-tax charge of $2.7 million associated with a restructuring within our Resource segment. There were no restructuring charges in 2008.

Interest expense—Interest expense totaled $20.8 million in 2008, an increase of $3.1 million, or 18%, over 2007, primarily due to higher levels of debt outstanding under our credit facilities during 2008 and higher interest rates associated with the balances.

Interest income—Interest income totaled $0.7 million in 2008, a decrease of $1.6 million, or 71%, from 2007, due to a decreased amount of short-term investments during 2008.

Income tax benefit—The income tax benefit from continuing operations increased $8.6 million to $27.8 million in 2008 over 2007. The income tax benefit for 2008 was due to the pre-tax loss for Potlatch TRS. The income tax benefit for 2007 included a $3.9 million favorable adjustment for final determinations of amounts owed to the IRS for the years 1995-2004, combined with a pre-tax operating loss for Potlatch TRS. Excluding this adjustment, our income tax benefit for 2007 was $15.3 million, primarily due to the pre-tax loss for Potlatch TRS.

Discontinued operations—For 2008, we recorded an after-tax loss from discontinued operations of $16.2 million, compared to a loss of $15.9 million in 2007. Discontinued operations for both years included the operations of the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008. The results in 2007 also included the operations of the Boardman, Oregon hybrid poplar tree farm sold in May 2007. Included in discontinued operations are after-tax transaction costs of $9.6 million related to the spin-off of the Clearwater Paper businesses.

Other comprehensive income (loss), net of tax—We recorded other comprehensive loss, net of tax, in 2008 of $99.6 million, compared to income of $3.4 million in 2007. The large decrease was due to the decreased value of our pension plan assets that resulted from the decline in the financial markets, primarily in the latter part of 2008.

38   /   POTLATCH CORPORATION

DISCUSSION OF BUSINESS SEGMENTS

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2008	2007	INCREASE (DECREASE)
Segment Revenues:
Resource	$265,307	$296,821	$(31,514)
Real Estate	46,077	24,116	21,961
Wood Products:
Lumber	150,539	170,093	(19,554)
Plywood	46,213	55,309	(9,096)
Particleboard	17,020	19,922	(2,902)
Other	49,360	40,664	8,696
	263,132	285,988	(22,856)
Total segment revenues, before eliminations	$574,516	$606,925	$(32,409)
Operating income (loss):
Resource	$76,008	$81,783	$(5,775)
Real Estate	31,490	17,274	14,216
Wood Products	(13,675)	4,196	(17,871)
Total segment operating income, before corporate, and eliminations and adjustments	$93,823	$103,253	$(9,430)

Operating income for our Resource segment decreased $5.8 million, or 7%, in 2008 from 2007. Revenues for the segment decreased $31.5 million, or 11%, in 2008 from 2007. Overall fee harvest volumes increased by a total of 11%, but were offset by decreased prices for sawlogs. Expenses for the segment decreased $25.7 million, or 12%, in 2008 from 2007, primarily due to a $19.7 million decrease in purchases of stumpage in 2008 from 2007 and the restructuring charge of $2.7 million in 2007.

Operating income for our Real Estate segment increased $14.2 million, or 82%, in 2008 over 2007. Revenues for the segment increased $22.0 million, or 91%, in 2008 over 2007, primarily due to increased sales of properties during 2008. A total of 60,669 acres of land were sold in 2008 at an average price of $755 per acre. A total of 16,175 acres of land were sold in 2007 at an average price of $1,492 per acre. The change in the volume and pricing of sales in 2008 was primarily due to significantly increased sales of non-core timberlands in 2008, but at a lower price per acre. Results for the segment depend to a large extent on the timing of closings of transactions for properties we sell. Segment expenses were $14.6 million in 2008, an increase of $7.7 million over 2007. The increase was primarily the result of the higher aggregate cost basis associated with the additional acreage sold in 2008.

The Wood Products segment reported an operating loss of $13.7 million for 2008 compared to income of $4.2 million in 2007, for a decrease of $17.9 million. Revenues for the segment decreased $22.9 million, or 8%, in 2008 from 2007, primarily due to the weak economic conditions and the resulting decline in residential construction. Lumber revenues decreased $19.6 million, or 11%, in 2008 from 2007. Overall selling prices decreased approximately 8%, while shipment volumes decreased approximately 3%. Plywood revenues decreased $9.1 million, or 16% in 2008 from 2007, as shipment volumes decreased approximately 20%, but were partially offset by selling prices that increased approximately 5%. Particleboard revenues decreased $2.9 million, or 15%, in 2008 from 2007, as shipment volumes decreased approximately 24%, but were partially offset by selling prices that increased approximately 13%. Other revenues for the segment, which consist primarily of the sale

2008 FORM 10-K   /   39

of lumber mill by-products such as residuals and chips, increased $8.7 million, or 21%, in 2008 over 2007, primarily due to increased chip prices. Expenses for the segment decreased $5.0 million, or 2%, in 2008 from 2007, largely due to decreased lumber shipments and lower log costs.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

The following table sets forth year-to-year changes in items included in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2007 and 2006.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2007	2006	INCREASE (DECREASE)
Revenues	$423,472	$417,243	$6,229
Costs and expenses:
Depreciation, depletion and amortization	26,516	22,831	3,685
Materials, labor and other operating expenses	271,765	278,205	(6,440)
Selling, general and administrative expenses	53,983	53,384	599
Restructuring charge	2,653	—	2,653
	354,917	354,420	497
Income from Canadian lumber settlement	—	30,844	(30,844)
Earnings from continuing operations before interest and taxes	68,555	93,667	(25,112)
Interest expense	(17,711)	(16,120)	(1,591)
Debt retirement costs	—	53	(53)
Interest income	2,279	1,873	406
Earnings from continuing operations before taxes	53,123	79,473	(26,350)
Income tax benefit	19,208	58,346	(39,138)
Earnings from continuing operations	72,331	137,819	(65,488)
Discontinued operations, net of taxes	(15,899)	1,291	(17,190)
Net earnings	$56,432	$139,110	$(82,678)
Other comprehensive income, net of tax	3,399	—	3,399
Comprehensive income	$59,831	$139,110	$(79,279)

Certain amounts have been reclassified to conform to the 2008 presentation.

Revenues—Revenues increased $6.2 million, or 1%, in 2007 over 2006, primarily due to increased revenues from both our Resource and Real Estate segments. Resource revenues increased $20.9 million in 2007 over 2006, due primarily to increased sales of logs in both our Northern and Southern regions and higher log selling prices in our Southern region. A $10.5 million, or 77%, increase in revenues from our Real Estate segment resulted from increased land sales in 2007. Wood Products revenues decreased $25.1 million in 2007 from 2006 as a result of lower selling prices and decreased shipments of lumber due to the weak housing market in 2007. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Depreciation, depletion and amortization—Depreciation, depletion and amortization increased $3.7 million, or 16%, in 2007 over 2006, primarily due to increased depletion expense from the Resource segment due to increased harvest levels in 2007.

40   /   POTLATCH CORPORATION

Materials, labor and other operating expenses—Materials, labor and other operating expenses decreased $6.4 million, or 2%, in 2007 from 2006, primarily due to decreased shipments of lumber, lower log costs for the Wood Products segment and fewer outside logs purchased by the Resource segment

Selling, general and administrative expenses—Selling, general and administrative expenses of $54.0 million in 2007 were $0.6 million, or 1%, higher than the amounts recorded in 2006.

Income from Canadian lumber settlement—We received $30.8 million in the fourth quarter of 2006 in connection with the negotiated settlement of the softwood lumber trade dispute between the United States and Canada. The $30.8 million represented our total pro rata share of $500 million that was distributed to members of the Coalition for Fair Lumber Imports, of which Potlatch is a member.

Interest expense—Interest expense increased $1.6 million, or 10%, in 2007 over 2006. The increase was largely due to interest expense in the fourth quarter of 2007 related to short-term borrowings under our credit facility that were used to fund a portion of the purchase of the Idaho timberlands in September 2007.

Interest income—Interest income increased $0.4 million, or 22%, in 2007 over 2006, primarily due to a higher average cash and short-term investments balance for 2007.

Income tax benefit—The income tax benefit from continuing operations decreased $39.1 million, or 67%, in 2007 from 2006. The income tax benefit for 2007 included a $3.9 million favorable adjustment for final determinations of amounts owed to the IRS for the years 1995-2004, combined with a pre-tax operating loss for Potlatch TRS. Excluding this adjustment, our income tax benefit for 2007 was $15.3 million, primarily due to the pre-tax loss for Potlatch TRS. The income tax benefit for 2006 was largely due to the reversal of $56.5 million in timber-related deferred tax liabilities that were no longer necessary as a result of our REIT conversion. Compared to 2007, the effective tax rate for 2006 was higher due primarily to the $30.8 million of pre-tax TRS income received in 2006 in association with the Canadian lumber settlement.

Discontinued operations—For 2007, we recorded an after-tax loss from discontinued operations of $15.9 million, compared to a gain of $1.3 million in 2006. Discontinued operations for both years included the operations of the Clearwater Paper businesses and the Prescott mill and the effects of the sale of the Boardman, Oregon hybrid poplar tree farm.

Other comprehensive income, net of tax— Due to our adoption of SFAS No. 158 in 2007, we are required to record comprehensive income or loss related to our defined benefit pension and other postretirement employee benefit plans for each reporting period when net gains or losses, or prior service costs or credits existing at the date of initial application of the Statement, are amortized as components of net periodic pension cost. In addition, we are required to record increases or decreases in other comprehensive income that result from the recognition of additional net gains or losses, or prior service costs or credits that arise during the year. As a result, we recorded other comprehensive income, net of tax, of $3.4 million for 2007.

2008 FORM 10-K   /   41

DISCUSSION OF BUSINESS SEGMENTS

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2007	2006	INCREASE (DECREASE)
Segment Revenues:
Resource	$296,821	$285,235	$11,586
Real Estate	24,116	13,617	10,499
Wood Products:
Lumber	170,093	195,137	(25,044)
Plywood	55,309	55,102	207
Particleboard	19,922	20,419	(497)
Other	40,664	36,974	3,690
	285,988	307,632	(21,644)
Total segment revenues, before eliminations	$606,925	$606,484	$441
Operating income:
Resource	$81,783	$81,185	$598
Real Estate	17,274	11,830	5,444
Wood Products	4,196	32,998	(28,802)
Total segment operating income, before corporate and eliminations	$103,253	$126,013	$(22,760)

Operating income for our Resource segment increased $0.6 million, or 1%, in 2007 over 2006. Segment revenues increased $11.6 million, or 4%, in 2007 over 2006. The higher revenues were due primarily to increased overall log sales volumes in our Northern region and higher log selling prices in our Southern region, partially offset by lower log selling prices in the Northern region. Expenses for the segment increased $11.0 million, or 5%, in 2007 over 2006. This increase was primarily due to costs associated with a significant increase in fee timber harvested in our Southern region and a pre-tax restructuring charge of $2.7 million recorded in 2007, partially offset by fewer outside logs purchased by the Southern region in 2007.

Operating income for our Real Estate segment increased $5.4 million, or 46%, in 2007 over 2006. Revenues for the segment increased $10.5 million, or 77%, in 2007 over 2006, primarily due to increased sales of properties. A total of 16,175 acres of land were sold in 2007 at an average price of $1,492 per acre, compared to 3,160 acres of land and 17,572 acres of conservation easements sold in 2006 at average prices of $1,831 and $446 per acre, respectively. The higher price per acre for fee lands sold in 2006 was due to a larger percentage of higher and better use-type lands sold versus a larger percentage of rural real estate sold in 2007. Segment expenses were $6.8 million in 2007, an increase of $5.1 million over 2006. The increase was primarily the result of costs associated with the additional sales of land in 2007, some of which were recently acquired lands with a higher cost basis.

The Wood Products segment reported a decrease in operating income of $28.8 million, or 87%, in 2007 from 2006, which included $30.8 million of income associated with the negotiated settlement of the Canadian softwood lumber agreement. Revenues for the segment decreased $21.6 million, or 7%, in 2007 from 2006. Lumber revenues decreased $25.0 million, or 13% in 2007 from 2006, primarily due to lower overall selling prices and decreased shipments, which were largely the result of the weak housing market in 2007, and were partially offset by strong markets for our cedar lumber products. Plywood revenues were $55.3 million for 2007, relatively unchanged from 2006, as increased shipments were offset by lower selling prices. Particleboard revenues were $19.9 million for 2007, compared to $20.4 million for 2006, a decrease of 2%. The slightly lower

42   /   POTLATCH CORPORATION

particleboard revenues were due to decreased shipments. Other revenues for the segment, which consisted primarily of the sale of by-products such as chips, were $40.7 million for 2007, an increase of $3.7 million, or 10%, over 2006. The increase was primarily due to increased chip sales volumes from our lumber mills. Expenses for the segment decreased $23.7 million, or 8%, in 2007 from 2006, largely due to decreased lumber shipments and lower log costs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, our financial position included long-term debt of $321.3 million, including current installments on long-term debt of $100.4 million and current notes payable of $129.1 million. Long-term debt at December 31, 2007 (including current installments) was $321.5 million. Stockholders’ equity at December 31, 2008, was $198.2 million, compared to the December 31, 2007, balance of $578.3 million. Stockholders’ equity at December 31, 2008 was affected by the spin-off of the Clearwater Paper businesses, which reduced both additional paid-in capital and retained earnings, and the decrease in value of our pension plan assets, which increased the balance of accumulated other comprehensive loss, partially offset by net earnings of $52.6 million. Distributions to common stockholders in 2008 totaled $80.7 million. The ratio of long-term debt (including current installments) to stockholders’ equity was 1.62 to 1 at December 31, 2008, compared to 0.56 to 1 at December 31, 2007.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2008, are as follows:

(Dollars in thousands)

2009	$100,410
2010	11
2011	5,011
2012	21,656
2013	8,413

The 2009 maturities of long-term debt include $100.0 million for our credit sensitive debentures, which become due and payable in full on December 1, 2009. As discussed below, Clearwater Paper retained the obligation to make all payments of principal and interest to the holders of the debentures. We have recorded a $100.0 million note receivable from Clearwater Paper related to its retained obligation on these credit sensitive debentures that remain on our Consolidated Balance Sheets as current installments on long-term debt. The Retained Obligation Agreement between Potlatch and Clearwater Paper relating to the credit sensitive debentures is discussed below.

Cash Flows Summary

The following table presents information regarding our cash flows for the years ended December 31, 2008, 2007 and 2006.

(Dollars in thousands)	Years Ended December 31,
	2008	2007	2006
Cash flows from continuing operations:
Net cash provided by operations	$33,028	$35,775	$91,976
Net cash provided by (used for) investing	(26,357)	(226,125)	6,996
Net cash provided by (used for) financing	(76,087)	37,949	(161,336)
Cash used by continuing operations	(69,416)	(152,401)	(62,364)
Cash provided by discontinued operations	61,254	153,689	63,990
Change in cash	(8,162)	1,288	1,626
Balance at beginning of period	9,047	7,759	6,133
Balance at end of period	$885	$9,047	$7,759

2008 FORM 10-K   /   43

Working capital totaled $(91.4) million at December 31, 2008, compared to $49.3 million at December 31, 2007. The significant changes in the components of working capital are as follows:

•	Trade receivables decreased $75.5 million primarily due to the spin-off of receivables associated with the Clearwater Paper businesses.

•	Inventories decreased $132.7 million in 2008 from 2007, primarily due to the spin-off of inventories related to the Clearwater Paper businesses.

•	Accounts payable and accrued liabilities decreased $108.0 million primarily due to the spin-off of payables and liabilities associated with the Clearwater Paper businesses.

•

At December 31, 2008, we had a current notes payable balance of $129.1 million, compared to a balance of $110.3 million at December 31, 2007. The increase is attributable to year-end borrowings related to the spin-off of the Clearwater Paper businesses.

•	Included in our accounts receivable balance is approximately $16.6 million due from Clearwater Paper.

Net cash provided by operating activities from continuing operations in 2008 totaled $33.0 million, compared with $35.8 million in 2007 and $92.0 million in 2006. The unfavorable 2008 to 2007 comparison was primarily due to lower earnings from continuing operations in 2008. The unfavorable 2007 to 2006 comparison was largely due to a large decrease in accounts payable and accrued liabilities in 2007 from 2006, and lower earnings from continuing operations in 2007.

Net cash used for investing activities from continuing operations was $26.4 million in 2008 and $226.1 million in 2007. Net cash provided by investing activities totaled $7.0 million in 2006. In 2008, we used $27.3 million for deposits on timberlands and $36.8 million for capital expenditures, partially offset by a $37.3 million decrease in short-term investments. In 2007, we used $162.4 million for deposits on timberlands and $69.2 million for other capital expenditures. The deposits on timberlands included the portion of the Idaho timberlands purchased on our behalf by our LKE intermediary until they were matched with property sales for section 1031 purposes. Deposits on timberlands also included a portion of our Wisconsin timberlands held by our LKE intermediary until it was matched with the sale of the hybrid poplar tree farm to complete our LKE process for the purchase. Capital expenditures in 2007 included $35.0 million and $14.5 million in cash for the Idaho and Wisconsin timberland purchases, respectively. The balance of capital expenditures in 2007 was for forestland activities and various smaller projects designed to improve product quality and manufacturing efficiency. In 2006, a decrease in our short-term investments of $36.1 million was partially offset by capital spending of $22.6 million.

At December 31, 2008, our authorized capital spending budget, including $1.3 million carried over from prior years, totaled $22.8 million. Our capital spending is primarily related to reforestation expenditures, smaller high-return discretionary projects and routine general replacement projects for our wood products facilities.

Net cash used for financing totaled $76.1 million in 2008. In 2007, financing activities provided net cash of $37.9 million. Net cash used for financing totaled $161.3 in 2006. Net cash used for financing in 2008 primarily resulted from regular quarterly cash distributions to stockholders of $80.7 million and a change in book overdrafts of $8.2 million, partially offset by an $18.8 million increase in borrowings on our credit facility. In 2007, net cash was provided by an increase of $110.3 million in notes payable and the issuance of $10.0 million of common stock related to the exercise of stock options, partially offset by regular quarterly cash distributions to common stockholders totaling $77.5 million. Cash used for financing activities in 2006 primarily consisted of distributions to common stockholders of $165.1 million and the repayment of $7.8 million of long-term debt, slightly offset by the issuance of $8.5 million of common stock related to the exercise of stock options.

44   /   POTLATCH CORPORATION

Cash provided by discontinued operations in 2008, 2007 and 2006 totaled $61.3 million, $153.7 million and $64.0 million, respectively. Discontinued operations for 2008, 2007 and 2006 included the effects of the spin-off of the Clearwater Paper businesses and the closure of the Prescott mill in May 2008. The 2007 and 2006 information also includes the effect of the sale of the Boardman, Oregon hybrid poplar tree farm in May 2007.

Our regular quarterly cash distributions have been funded using cash flows from our REIT-qualifying timberland operations. Based on our outlook for 2009 and taking into account planned harvest activities, we expect to fund a majority of our 2009 annual cash distributions using the cash flows from our REIT-qualifying timberland operations. Any shortfall between cash available for distribution from REIT operations and our 2009 distributions to stockholders is expected to be funded through cash on hand, bank borrowings, Potlatch TRS distributions, revenues from sales of timberlands or a combination thereof. As a result of the spin-off of Clearwater Paper, cash generated by the spun-off businesses is no longer accessible by us to help fund stockholder distributions. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our REIT operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it may be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of lower harvest activity during winter and early spring. Significant decreases in timber prices or other factors that have a materially adverse effect on the cash flows from our REIT operations could result in our inability to maintain our current distribution rate.

In addition, the rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from our wood products manufacturing business for the payment of stockholder distributions. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund distributions to stockholders using cash flows from Potlatch TRS. Our board of directors, in its sole discretion, will determine the actual amount of distributions to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices and harvest levels on our timberlands.

Our previous unsecured bank credit facility was superseded by a new secured bank credit facility we entered into on December 8, 2008, with an expiration date of December 8, 2013. It provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $20 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Until the $100 million principal amount of credit sensitive debentures due 2009 are paid by Clearwater Paper, as discussed below, availability under the credit facility is reduced by $100 million. Subject to certain conditions and agreement of the lenders, the facility may be increased by up to an additional $100 million. We borrowed $128.2 million on December 8, 2008 to repay the principal amount of the loans outstanding under the previous credit facility. As of December 31, 2008, there were $129.1 million of borrowings outstanding under the revolving line of credit, and approximately $6.5 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2008 was $114.4 million, subject to the $100 million availability limitation described above. In January 2009, we used the proceeds from the sale of approximately 24,800 acres of land in Arkansas to pay down the credit facility by $43.1 million. Loans under the credit facility bear interest at LIBOR plus between 3.0% and 4.0% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus between 3.0% and 4.0% for other loans. As of December 31, 2008, the weighted average interest rate on the $129.1 million of

2008 FORM 10-K   /   45

borrowings outstanding under the revolving line of credit was approximately 5.6%. As of the date of this report, we are eligible to borrow under the credit facility at LIBOR plus 3.50%.

The credit facility is secured by a pledge of the capital stock of our subsidiaries and by a portion of our timberlands in Idaho necessary to satisfy the minimum collateral coverage ratio (see below). Such pledge is on an equal rights of payment and level of seniority basis with the $22.5 million principal amount of 6.95% debentures due 2015, the $100.0 million principal amount of credit sensitive debentures due 2009 and the $48.8 million principal amount of medium-term notes due 9 months to 30 years from the date of issuance.

The agreement governing our credit facility contains certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a minimum interest coverage ratio, a minimum collateral coverage ratio and a maximum funded indebtedness to capitalization ratio. We will be permitted to pay distributions under the terms of the credit facility so long as we remain in pro forma compliance with the financial covenants.

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of December 31, 2008:

	COVENANT REQUIREMENT	ACTUAL RATIO AT DECEMBER 31, 2008
Minimum Interest Coverage Ratio	2.50 to 1.00	4.98 to 1.00
Minimum Collateral Coverage Ratio	2.25 to 1.00	2.91 to 1.00
Maximum Funded Indebtedness To Capitalization Ratio	60.0%	56.8%

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

In 2005, Clearwater Paper assumed the obligation to pay all principal and interest on the $100 million principal amount of credit sensitive debentures previously issued by our wholly owned subsidiary, Potlatch Forest Holdings, Inc. The debentures become due and payable in full on December 1, 2009. In connection with the spin-off, we entered into the Retained Obligation Agreement with Clearwater Paper, which provides that Clearwater Paper will continue to be obligated to make all payments of principal and interest on the debentures to the holders of the debentures.

Under the Retained Obligation Agreement, Clearwater Paper is obligated to use commercially reasonable efforts to issue, as soon as reasonably practical, debt or equity securities or to borrow money from one or more financial institutions or other lenders, on terms reasonably acceptable to Clearwater Paper, in an aggregate amount sufficient to pay all amounts owing under the debentures. Concurrently with Clearwater Paper’s receipt of cash proceeds from any disposition of assets equal to or in excess of $50 million, or any equity issuance or debt incurrence, other than cash proceeds from Clearwater Paper’s revolving

46   /   POTLATCH CORPORATION

credit facility, Clearwater Paper will be obligated to apply the proceeds to the remaining payment obligations on the debentures. If the cash proceeds from any equity issuance, debt incurrence or disposition are insufficient to satisfy all of the payment obligations on the debentures, Clearwater Paper will be obligated to transfer the cash proceeds into an escrow account in which we will have a first priority security interest. However, Clearwater Paper will not be required to draw from its revolving credit facility to satisfy its obligations under the Retained Obligation Agreement.

In the event Clearwater Paper is unable to timely pay the credit sensitive debenture obligations in full, and we thereafter make payment of principal or interest due under the debentures, Clearwater Paper will be deemed to have received a loan from us in the amount paid by us, and Clearwater Paper will be obligated to issue a promissory note to us equal to such amount. All amounts owing under any promissory note issued by Clearwater Paper to us will be due and payable on December 1, 2011. Any such promissory note will initially accrue interest at a rate per annum equal to the rate of interest applicable to the debentures at the time the note is issued, plus one percent, and after December 1, 2010 until paid in full, the rate of interest applicable to the debentures at the time the note is issued, plus two percent. The rate currently applicable to the debentures is 12.5% per annum. In the event Clearwater Paper issues a promissory note to us, Clearwater Paper will be obligated to use commercially reasonable efforts prior to the maturity date to issue, as soon as reasonably practical, debt or equity securities or to borrow money (other than under Clearwater Paper’s revolving credit facility), on terms reasonably acceptable to Clearwater Paper, in an aggregate amount sufficient to prepay all amounts owing under the promissory note. As security for any such promissory note issued by Clearwater Paper to us, Clearwater Paper will grant us a security interest in Clearwater Paper’s real property, fixtures and equipment at Clearwater Paper’s Arkansas pulp and paperboard facility.

Despite Clearwater Paper’s payment obligations under the debentures, holders of the debentures continue to have legal recourse against our subsidiary, Potlatch Forest Holdings, Inc., for any failure to make payments when due, and the obligation represented by the debentures will remain as a liability on our balance sheet until paid. Accordingly, we must retain sufficient liquidity and capital resources to make payments on the debentures in 2009 in the event that Clearwater paper is unable to meet its payment obligations on the debentures.

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

Since October 2005, Standard & Poor’s Ratings Services, or S&P, has rated our senior unsecured debt at BB. In December 2008, S&P affirmed its BB corporate credit rating, with a stable outlook, and raised its issue-level rating on our existing notes and debentures to BB+. Since the first quarter of 2003, Fitch, Inc. has rated our senior unsecured debt at BB+. Fitch affirmed its rating in January 2008, with a positive outlook. Moody’s Investors Service Inc. has rated our senior unsecured debt at Ba1 and our senior secured subordinated debt at Ba2 since October 2004. Moody’s affirmed its rating, with a stable outlook, in December 2007. The interest rate we pay on some of our debt is influenced by our credit ratings. See “Quantitative and Qualitative Disclosures About Market Risk” below for additional information.

2008 FORM 10-K   /   47

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2008. Portions of the amounts shown are reflected in our consolidated financial statements and accompanying notes, as required by generally accepted accounting principles. See the footnotes following the table for information regarding the amounts presented and for references to relevant consolidated financial statement notes that include a detailed discussion of the item.

	PAYMENTS DUE BY PERIOD
(DOLLARS IN THOUSANDS)	TOTAL	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt[1]	$321,337	$100,410	$5,022	$30,069	$185,836
Interest on long-term debt	178,138	26,825	30,313	26,193	94,807
Current notes payable	129,100	129,100	—	—	—
Operating leases[2]	7,677	1,910	2,328	1,340	2,099
Purchase obligations[3]	21,106	13,270	5,845	1,991	—
Other obligations[4]	256,062	50,860	44,757	64,922	95,523
Total	$913,420	$322,375	$88,265	$124,515	$378,265
[1]	See Note 8, “Debt and Note Receivable,” in the notes to consolidated financial statements.

[2]	See Note 13, “Commitments and Contingencies,” in the notes to consolidated financial statements.

[3]	Purchase obligations consist primarily of accounts payable, the purchase of raw materials, contracts for timber cutting and contracts with electricity providers.

[4]

Included in other obligations are payments under qualified pension plans and other postretirement employee benefit plans. Payments under qualified pension plans are based on estimated minimum required contributions for years 1-5. Payments on postretirement employee benefit plans are based on expected future benefit payments as disclosed in Note 12, “Savings, Pension and Other Postretirement Employee Benefit Plans,” in the notes to the consolidated financial statements, for years 1-5.

OFF-BALANCE SHEET ARRANGEMENTS

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

ENVIRONMENTAL

We are subject to extensive federal and state environmental regulation of our operating facilities and timberlands, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations, and threatened and endangered species. We endeavor to comply with all environmental regulations and regularly monitor our activities to ensure compliance. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $1.6 million during 2008 and are expected to be approximately $0.3 million in 2009. There are currently no pending unresolved environmental enforcement-related actions at any of our facilities.

As previously discussed in Item I, “Business,” our core timberlands in Idaho, Arkansas, Minnesota and Wisconsin were audited in late 2008 by independent third parties for compliance with the FSC Program and the ISO 14001 standard for environmental management systems. We were certified to be in compliance with the ISO 14001 standard on all our core timberlands. We have not yet received our audit reports from the FSC, but anticipate continued certification under the FSC program for our core timberlands and initial certification under the FSC program for our Idaho lands acquired in 2007 and 2008. Participation in the FSC and ISO programs is voluntary, and can require operating processes which are more stringent than existing federal or state requirements.

The EPA has developed Maximum Achievable Control Technology, or MACT, standards for air emissions from plywood and composite wood facilities. We have complied with the applicable MACT standards.

48   /   POTLATCH CORPORATION

Our facilities are currently in substantial compliance with applicable environmental laws and regulations. We cannot be certain, however, that situations that may give rise to material environmental liabilities will not be discovered or that the enactment of new environmental laws or regulations or changes in existing laws or regulations will not require significant expenditures by us.

INCOME TAXES

As a REIT, if we meet certain requirements, we generally will not be subject to federal corporate income taxes on our ordinary and capital gains income from our real estate investments that we distribute to our shareholders. However, we will be subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis at that date) on sales of real property (other than timber) held by the REIT during the first ten years following our REIT conversion. The built-in gains tax can be eliminated if sale proceeds are reinvested in similar properties within specified time periods, through the utilization of Internal Revenue Code section 1031 like-kind exchanges. We will continue to be required to pay federal corporate income taxes on earnings from our non-real estate investments, principally our wood products manufacturing operations, held by Potlatch TRS.

Due to the varying tax treatments of our activities, such as REIT operations, built-in gains taxes applicable to property sales, like-kind exchanges and TRS activities, our effective tax rate and amount of taxes paid may vary significantly from year to year. Quarterly estimates of taxes will likely also have greater variability.

Our effective tax rate related to continuing operations for 2008 was (67.8)%, compared to (36.2)% for 2007. Compared to 2007, the effective tax rate for 2008 was more favorable primarily due to an increase in operating losses at Potlatch TRS.

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

The table below summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31:

(amounts per share)	2008	2007	2006
Qualified distributions/dividends	$—	$—	$15.15
Capital gain distributions	2.04	1.98	2.12
Non-taxable return of capital	—	—	—
Total distributions/dividends	$2.04	$1.98	$17.27

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks on financial instruments includes interest rate risk on our short-term investments and secured bank credit facility, and credit rate risk on our credit sensitive debentures.

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

As of December 31, 2008, we had $129.1 million of borrowings outstanding under our secured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the

2008 FORM 10-K   /   49

general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on our outstanding credit facility borrowings of $129.1 million at December 31, 2008, would have a $1.3 million annual effect on interest expense. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments.

We currently have $100.0 million of credit sensitive debentures outstanding that pay interest to the debt holder based upon our credit ratings as established by S&P or Moody’s. See the discussion of our Retained Obligation Agreement above for more information regarding these securities. The following table denotes the interest rate applicable to the credit sensitive debentures based on various credit ratings:

RATINGS
S&P	MOODY’S	APPLICABLE RATE (%)
AAA	Aaa	8.825
AA+ – AA-	Aa1 – Aa3	8.925
A+ – BBB	A1 – Baa2	9.125
BBB-	Baa3	9.425
BB+	Ba1	12.500
BB	Ba2	13.000
BB-	Ba3	13.500
B+ or lower	B1 or lower	14.000

In October 2005, S&P lowered our senior unsecured debt rating to BB stable from BB+. The rating downgrade caused the interest rate on our credit sensitive debentures to increase from 12.5% to 13.0%. On December 15, 2008, S&P affirmed its BB corporate credit rating, with a stable outlook, and raised its issue-level rating on our existing notes and debentures to BB+, resulting in an interest rate decrease to 12.5% on our credit sensitive debentures. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in December 2007.

50   /   POTLATCH CORPORATION

Quantitative Information about Market Risks

(Dollars in thousands)

	EXPECTED MATURITY DATE
	2009		2010	2011	2012	2013	THEREAFTER	TOTAL
Long-term debt:
Fixed rate	$100,410	*	$11	$5,011	$21,656	$8,413	$185,836	$321,337
Average interest rate	12.5%		6.5%	8.6%	8.3%	7.5%	6.7%	8.7%
Fair value at 12/31/08								$218,984

*	See discussion of our Retained Obligation Agreement above for more information.

2008 FORM 10-K   /   51

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands – except per-share amounts)

	FOR THE YEARS ENDED DECEMBER 31
	2008	2007	2006
Revenues	$439,957	$423,472	$417,243
Costs and expenses:
Depreciation, depletion and amortization	30,153	26,516	22,831
Materials, labor and other operating expenses	300,179	271,765	278,205
Selling, general and administrative expenses	48,442	53,983	53,384
Restructuring charge	—	2,653	—
	378,774	354,917	354,420
Income from Canadian lumber settlement	—	—	30,844
Earnings from continuing operations before interest and taxes	61,183	68,555	93,667
Interest expense	(20,825)	(17,711)	(16,120)
Debt retirement costs	—	—	53
Interest income	671	2,279	1,873
Earnings from continuing operations before taxes	41,029	53,123	79,473
Income tax benefit	27,813	19,208	58,346
Earnings from continuing operations	68,842	72,331	137,819
Discontinued operations:
Gain (loss) from discontinued operations (including loss on disposal of $(20,362), $(35,774) and $—)	(24,558)	(5,501)	10,560
Income tax benefit (provision)	8,353	(10,398)	(9,269)
	(16,205)	(15,899)	1,291
Net earnings	$52,637	$56,432	$139,110
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net loss arising during the period, net of tax of $(66,059), $(3,324) and $—	(103,323)	(5,200)	—
Prior service (cost) credit arising during the period, net of tax of $(559), $2,001 and $—	(874)	3,131	—
Amortization of actuarial loss included in net periodic cost, net of tax of $3,094, $4,031 and $—	4,840	6,305	—
Amortization of prior service credit included in net periodic cost, net of tax of $(146), $(536) and $—	(229)	(837)	—
Other comprehensive income (loss), net of tax	(99,586)	3,399	—
Comprehensive income (loss)	$(46,949)	$59,831	$139,110
Earnings per common share from continuing operations:
Basic	$1.74	$1.85	$3.78
Diluted	1.73	1.84	3.76
Earnings (loss) per common share from discontinued operations:
Basic	(0.41)	(0.41)	0.04
Diluted	(0.41)	(0.40)	0.04
Net earnings per common share:
Basic	1.33	1.44	3.81
Diluted	1.32	1.43	3.79

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

52   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands – except per-share amounts)

	AT DECEMBER 31
	2008	2007
ASSETS
Current assets:
Cash	$885	$9,047
Short-term investments	3,034	22,289
Receivables, net of allowance for doubtful accounts of $1,669 and $1,205	38,750	114,260
Note receivable	100,000	—
Inventories	36,686	169,396
Deferred tax assets	11,392	14,783
Other assets	5,031	4,184
Total current assets	195,778	333,959
Land, other than timberlands	3,521	8,549
Plant and equipment, at cost less accumulated depreciation of $151,646 and $1,335,868	82,613	510,776
Timber, timberlands and related deposits, net	553,913	534,513
Pension assets	—	108,435
Deferred tax assets	74,653	—
Other assets	27,843	20,972
	$938,321	$1,517,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$100,410	$209
Current notes payable	129,100	110,300
Current liability for pensions and other postretirement employee benefits	13,258	21,837
Accounts payable and accrued liabilities	44,377	152,361
Total current liabilities	287,145	284,707
Long-term debt	220,927	321,301
Liability for pensions and other postretirement employee benefits	216,926	261,956
Other long-term obligations	15,089	18,923
Deferred tax liabilities	—	51,981
Stockholders’ equity:
Preferred stock, Authorized 4,000,000 shares, no shares issued	—	—
Common stock, $1 par value, Authorized 100,000,000 shares, Issued 39,740,898 shares and 39,256,673 shares	39,741	39,257
Additional paid-in capital	333,292	530,949
Retained earnings (accumulated deficit)	(7,745)	123,783
Accumulated other comprehensive loss, net of tax of $(106,782) and $(73,943)	(167,054)	(115,653)
Total stockholders’ equity	198,234	578,336
	$938,321	$1,517,204

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

2008 FORM 10-K   /   53

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31
	2008	2007	2006
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$52,637	$56,432	$139,110
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Loss (gain) from discontinued operations	3,784	(17,084)	(1,291)
Loss on disposal of discontinued operations	12,421	32,983	—
Depreciation, depletion, and amortization	30,153	26,516	22,831
Proceeds from land sales deposited with a like-kind exchange intermediary	(36,148)	(24,339)	(6,673)
Basis of real estate sold	9,109	3,552	277
Cost of permit timber harvested	355	866	3,343
Debt retirement costs	—	—	(53)
Deferred taxes	(17,894)	(16,234)	(79,841)
Loss on disposition of plant, property and equipment	592	—	—
Equity-based compensation expense	4,320	3,647	2,376
Employee benefit plans	(5,280)	(10,250)	(4,650)
Decrease (increase) in receivables	(4,181)	(20)	(98)
Decrease (increase) in inventories	(10,215)	3,491	5,779
Decrease (increase) in prepaid expenses	343	(336)	222
Increase (decrease) in accounts payable and accrued liabilities	(6,567)	(24,669)	21,370
Excess tax benefit from share-based payment arrangements	(1,486)	(2,367)	(873)
Income tax benefit related to stock issued in conjunction with stock compensation plans	1,085	3,587	2,128
Funding of qualified pension plans	—	—	(11,981)
Net cash provided by operating activities from continuing operations	33,028	35,775	91,976
CASH FLOWS FROM INVESTING
Decrease in short-term investments	37,321	7,305	36,136
Additions to plant and equipment, and to land other than timberlands	(10,345)	(11,526)	(14,955)
Additions to timber, timberlands and related logging facilities	(26,406)	(57,723)	(7,621)
Deposits on timberlands	(27,328)	(162,351)	—
Other, net	401	(1,830)	(6,564)
Net cash provided by (used for) investing activities from continuing operations	(26,357)	(226,125)	6,996
CASH FLOWS FROM FINANCING
Change in book overdrafts	(8,165)	617	2,583
Increase in notes payable	18,800	110,300	—
Issuance of common stock	3,902	9,950	8,503
Retirement of long-term debt	(173)	(6,121)	(7,823)
Distributions to common stockholders	(80,674)	(77,460)	(165,116)
Excess tax benefit from share-based payment arrangements	1,486	2,367	873
Deferred loan fees	(4,292)	—	—
Employee tax witholdings on vested performance share awards	(4,771)	(1,960)	—
Other, net	(2,200)	256	(356)
Net cash provided by (used for) financing activities from continuing operations	(76,087)	37,949	(161,336)
Cash from continuing operations	(69,416)	(152,401)	(62,364)
Cash flows of discontinued operations:
Operating cash flows	2,203	110,063	90,095
Investing cash flows	(21,078)	42,556	(29,900)
Financing cash flows	80,129	1,070	3,795
Increase (decrease) in cash	(8,162)	1,288	1,626
Balance at beginning of year	9,047	7,759	6,133
Balance at end of year	$885	$9,047	$7,759

Net interest paid in 2008, 2007 and 2006 was $33.7 million, $30.6 million and $29.4 million, respectively. Net income tax payments (refunds) in 2008, 2007 and 2006 were $(10.4) million, $24.8 million and $(2.3) million, respectively.

Not included in additions to timber, timberlands and related logging facilities for 2008 and 2007 are non-cash transactions totaling $40.8 million and $66.5 million, respectively, for the purchase of timberlands.

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

54   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands – except per-share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2005	32,721,980	$32,722	$151,586	$637,486	$(2,122)	3,354,387	$(114,524)	$705,148
Exercise of stock options and stock awards	314,568	315	8,217	—	—	(14,172)	484	9,016
Income tax benefit related to stock issued in conjunction with stock compensation plans	—	—	2,556	—	—	—	—	2,556
Performance share and restricted stock unit awards	—	—	4,096	—	—	—	—	4,096
Net earnings	—	—	—	139,110	—	—	—	139,110
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(116,930)	—	—	(116,930)
Retirement of treasury stock	(3,340,627)	(3,341)	(20)	(110,700)	—	(3,340,215)	114,040	(21)
Common distributions, $17.27 per share*	9,128,506	9,129	346,840	(521,085)	—	—	—	(165,116)
Balance, December 31, 2006	38,824,427	$38,825	$513,275	$144,811	$(119,052)	—	$—	$577,859
Exercise of stock options and stock awards	360,653	361	9,589	—	—	—	—	9,950
Income tax benefit related to stock issued in conjunction with stock compensation plans	—	—	4,313	—	—	—	—	4,313
Performance share and restricted stock unit awards	71,593	71	3,772	—	—	—	—	3,843
Net earnings	—	—	—	56,432	—	—	—	56,432
Pension and OPEB plans	—	—	—	—	3,399	—	—	3,399
Common distributions, $1.98 per share	—	—	—	(77,460)	—	—	—	(77,460)
Balance, December 31, 2007	39,256,673	$39,257	$530,949	$123,783	$(115,653)	—	$—	$578,336
Exercise of stock options and stock awards	148,327	148	3,754	—	—	—	—	3,902
Income tax benefit related to stock issued in conjunction with stock compensation plans	—	—	1,085	—	—	—	—	1,085
Performance share and restricted stock unit awards	335,898	336	1,364	—	—	—	—	1,700
Net earnings	—	—	—	52,637	—	—	—	52,637
Pension and OPEB plans	—	—	—	—	(99,586)	—	—	(99,586)
Spin-off of Clearwater Paper Corporation	—	—	(203,860)	(103,491)	48,185	—	—	(259,166)
Common distributions, $2.04 per share	—	—	—	(80,674)	—	—	—	(80,674)
Balance, December 31, 2008	39,740,898	$39,741	$333,292	$(7,745)	$(167,054)	—	$—	$198,234

*	Includes regular quarterly distributions totaling $2.12 per common share in the aggregate for 2006 and a special earnings and profit, or E&P, distribution paid in the first quarter of 2006 (see Note 1). The annualized rate of regular quarterly distributions for 2006, after adjusting for the issuance of approximately 9.1 million shares of common stock in association with the special E&P distribution, was $1.96 per common share.

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

2008 FORM 10-K   /   55

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Summary of Principal Accounting Policies

CONSOLIDATION

The consolidated financial statements include the accounts of Potlatch Corporation and its subsidiaries after elimination of significant intercompany transactions and accounts. There are no significant unconsolidated subsidiaries.

We are primarily engaged in activities associated with timberland management, including the sale of timber, the management of our approximately 1.6 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacture and sale of wood products. Our timberlands and all of our wood products facilities are located within the continental United States. The primary market for our products is the United States. As discussed in Note 1, the company converted to a Real Estate Investment Trust, or REIT, effective January 1, 2006.

SIGNIFICANT ESTIMATES

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

Significant estimates are described in further detail in this Summary of Principal Accounting Policies and the Notes to Consolidated Financial Statements. Significant estimates include timber volumes, assumptions utilized for asset and disposal group impairment tests, liabilities associated with restructuring activities and discontinued operations, environmental liabilities and pension and postretirement obligation assumptions.

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

	2008	2007	2006
Basic average common shares outstanding	39,473,879	39,093,573	36,464,619
Incremental shares due to:
Common stock options	76,543	76,338	73,912
Performance shares	211,979	195,773	130,761
Restricted stock units	41,012	18,494	3,206
Diluted average common shares outstanding	39,803,413	39,384,178	36,672,498
Basic earnings per common share from continuing operations	$1.74	$1.85	$3.78
Diluted earnings per common share from continuing operations	$1.73	$1.84	$3.76

56   /   POTLATCH CORPORATION

On March 31, 2006, we paid a special earnings and profit, or E&P, distribution, consisting of approximately 9.1 million shares of common stock and $89 million in cash, in association with the REIT conversion. Reflected below are pro forma results giving effect to the common stock distribution for diluted earnings per common share from continuing operations, for the year ended December 31, 2006, as if the common stock portion of the special E&P distribution had occurred at the beginning of the year:

(Dollars in thousands – except per-share amounts)

Year Ended December 31, 2006
Earnings from continuing operations	$137,819
Diluted earnings per share from continuing operations
As reported	$3.76
Pro forma	$3.55

For the year ended December 31, 2008, 2,500 restricted stock units and options to purchase 86,426 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the year ended December 31, 2007, 7,400 performance shares, 1,500 restricted stock units and options to purchase 113,364 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the year ended December 31, 2006, 144,617 performance shares, 4,000 restricted stock units and options to purchase 243,838 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

EQUITY-BASED COMPENSATION

At December 31, 2008, we had three stock incentive plans, the 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At December 31, 2008, no shares were available for future use under the 1995 Stock Incentive Plan, while approximately 100,000 shares and 951,000 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. All exercises of stock options or distributions upon settlement of performance share awards or RSU awards are made through the issuance of new shares.

We recorded total equity-based compensation expense of $6.5 million in 2008, $5.8 million in 2007 and $4.1 million in 2006. Of these amounts, $5.2 million and $1.3 million related to performance shares and RSUs, respectively, in 2008; $5.2 million and $0.6 million related to performance shares and RSUs, respectively, in 2007; and $3.7 million and $0.4 million related to performance shares and RSUs, respectively, in 2006. All outstanding stock options were fully vested prior to January 1, 2006. The net income tax benefit associated with our equity-based compensation totaled $2.5 million, $2.3 million and $1.6 million in 2008, 2007 and 2006, respectively.

For our continuing operations, we recorded equity-based compensation expense of $4.3 million in 2008, $3.6 million in 2007 and $2.4 million in 2006. The net income tax benefit associated with our equity-based compensation for our continuing operations recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) totaled $1.7 million, $1.4 million and $0.9 million in 2008, 2007 and 2006, respectively.

Outside directors of the company are granted an annual award of common stock units, which are credited to an account established on behalf of each director. These accounts are then credited with additional common stock units equal in value to the distributions that are paid on the same amount of common stock. Upon separation from service as a director, the common stock units held by the director in his or her stock unit account will be converted to cash based upon the then market price of the common stock and paid to the director.

2008 FORM 10-K   /   57

Directors of the company also can each elect to defer cash compensation in the form of common stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of the company’s common stock. We recorded director deferred compensation expense totaling $0.1 million in 2008, $1.0 million in 2007 and $1.8 million in 2006. See Note 14 for further discussion of information related to our equity-based compensation plans.

INVENTORIES

Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine cost of logs, lumber, plywood and particleboard. The average cost method is used to determine cost of all other inventories.

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

TIMBER, TIMBERLANDS AND RELATED DEPOSITS

Timber, timberlands and related deposits are valued at cost less depletion and amortization. For fee timber, the capitalized cost includes costs related to stand establishment, such as site preparation, including all costs of preparing the land for planting, cost of seeds or seedlings, whether purchased or company produced, tree planting, including labor, materials, depreciation of company-owned equipment and the cost of contract services. Upon completion of planting activities and field inspection to assure the planting operation was successful, a plantation will be considered “established.” Subsequent expenditures made to maintain the integrity or enhance the growth of an established plantation or stand are expensed. Post-establishment expenses include release spray treatments, pest control activities, thinning operations and fertilization. Expenditures for forest management consist of regularly recurring items necessary to ownership and administration of timber producing property such as fire protection, property taxes and insurance, silviculture costs incurred subsequent to stand establishment, cruising (physical inventory), property maintenance and salaries, supplies, travel, record-keeping and other normal recurring administrative personnel costs. These expenditures are accounted for as current operating expenses. Timberland purchased on the open market is capitalized and the cost is allocated to the relative values of the component items as appraised, such as timberland, merchantable sawtimber, merchantable pulpwood, reproduction (young growth not merchantable), logging roads and other land improvements. The capitalized cost includes purchase price, title search and title recording, transfer taxes and fees, timber cruises, appraisals and running of boundary lines.

The aggregate estimated volume of current standing timber inventory is updated at least annually to reflect increases in merchantable timber due to reclassification of young growth stands to merchantable timber stands, the annual growth rates of merchantable timber and the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests and land sales. Reproduction accounts are reviewed annually, and dollars and volumes are transferred from reproduction accounts to merchantable timber accounts on a reasonable and consistent basis. Volumes and the related accumulated costs are tracked and, as the timber is harvested, the cost is amortized to depletion. Total standing volume is estimated on an annual basis using inventory data and a forest growth projection model. Timber volumes are estimated from cruises of the timber tracts, which are completed on all of our timberlands on approximately a five to ten year cycle. Since the individual cruises collect field data at different times for specific sites, the growth model projects standing inventory from the cruise date to a

58   /   POTLATCH CORPORATION

common reporting date. Average annual growth rates for the merchantable inventory have historically been in the range of 2%-5%.

Depletion represents the amount chargeable to cost for logs cut from fee timber. Generally, rates at which timber is depleted are calculated annually for each of our Resource regions by dividing the beginning of year balance of the timber accounts by the forest inventory volume, after inventory updates for growth projection adjustments, new timber cruises, land purchases in existing operating regions and sales and harvested volume. Separate depletion rates are established and calculated annually for timber purchased outside our existing operating regions, such as for the timber associated with land in Wisconsin and central Idaho purchased in 2008 and 2007.

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

REAL ESTATE SALES

Sales of non-strategic real estate are considered to be part of our normal operations. We therefore recognize revenue and costs associated with real estate sold in our Consolidated Statements of Operations and Comprehensive Income (Loss). Certain cash receipts and payments associated with real estate have aspects of more than one class of cash flows. For example, cash generated from real estate sales is included as an operating activity in our Consolidated Statements of Cash Flows, and is adjusted for the basis of real estate sold. Acquisitions of timberlands, however, are reported as investing activities in our Consolidated Statements of Cash Flows.

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

We use a qualified LKE intermediary to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. Proceeds from reverse LKE transactions are not restricted because the funds are available upon demand; therefore, these proceeds are included in short-term investments. In the case of reverse transactions in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a long-term asset and included in “Timber, timberlands and related deposits, net” in our Consolidated Balance Sheets and as “Deposits on timberlands” in the investing activities section of our Consolidated Statements of Cash Flows. Amounts deposited with a third party towards the

2008 FORM 10-K   /   59

potential future purchase of property that are not matched with LKE sales are also included in “Timber, timberlands and related deposits, net” in our Consolidated Balance Sheets and as “Deposits on timberlands” in our Consolidated Statements of Cash Flows.

At December 31, 2008, we had $3.3 million of proceeds from land sales deposited with an LKE intermediary, with $3.0 million classified as short-term investments and $0.3 million classified as other long-term assets on the Consolidated Balance Sheets. At December 31, 2007, we had $8.1 million of proceeds from land sales deposited with a LKE intermediary and classified as short-term investments in the Consolidated Balance Sheet. These amounts are included as non-cash adjustments to net earnings from continuing operations in the Consolidated Statements of Cash Flows.

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

The Clearwater Paper businesses were evaluated for impairment as of the spin-off date, in accordance with the provisions of SFAS No. 144 and no impairment charge was taken.

INCOME TAXES

The income tax provision or benefit is based on earnings or losses reported in the consolidated financial statements. Deferred income taxes are recorded under the asset and liability method for the temporary differences between reported earnings and taxable income using current tax laws and rates.

REVENUE RECOGNITION

We recognize revenue from the sale of timber when legal ownership and the risk of loss transfers to the buyer and the quantity sold is determinable. The company sells timber under delivered log agreements as well as through sales of standing timber, or stumpage. For delivered sales, revenue, which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold using pay-as-cut, timber deed or lump-sum sale agreements. Under a pay-as-cut sales contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract. Under a timber deed sale, the buyer agrees to purchase and harvest specified timber on a tract of land over the term of the contract. Unlike a pay-as-cut sales contract, under a timber deed risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer also pays the full purchase price when the contract is signed. Revenue from a timber deed sale is recognized when the contract is signed. Under a lump-sum sale, the parties agree to a purchase price for all the timber available for harvest on a tract of land. Generally the purchase price is paid when the contract is signed. Title to the timber and risk of loss transfers to the buyer as the timber is harvested. Therefore, revenue under a lump-sum sale is recognized each month over the term on the contract based on the timber harvested compared to the total estimated timber available to be harvested. An adjustment may be required to the extent the actual timber harvested is different than the estimate of timber available.

60   /   POTLATCH CORPORATION

Revenue from the sale of real estate is recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” We receive the entire consideration in cash at closing for substantially all of our real estate sales. Also at closing, all risks and rewards of ownership are transferred to the buyer, and we do not have a substantial continuing involvement in any of our properties after sales are consummated. Sales of properties that qualify for LKE tax-deferred treatment involve a third party intermediary that receives proceeds related to the property sold and holds the proceeds for reinvestment in like kind property. The proceeds are recorded as revenue when the third party intermediary receives them.

We recognize revenue from the sale of manufactured wood products and residual by-products when there is persuasive evidence of a sales agreement, the price to the customer is fixed and determinable, collection is reasonably assured, and title and the risk of loss passes to the customer. Shipping terms generally indicate when title and the risk of loss have passed. Revenue is recognized at shipment for sales when shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. Sales of wood products and related by-products can have shipping terms of either FOB shipping point or FOB destination, depending upon the sales agreement with the customer.

Revenue is recognized net of any sales taxes collected. Sales taxes, when collected, are recorded as a current liability and remitted to the appropriate governmental entities.

SHIPPING AND HANDLING COSTS

Costs for shipping and handling of manufactured goods are included in materials, labor and other operating expenses in our statements of operations.

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

Fees for professional services associated with environmental and legal issues are expensed as incurred.

2008 FORM 10-K   /   61

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 (as amended by FASB Staff Position, or FSP, FAS No. 157-2) is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities, and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis in the financial statements, the statement is effective for fiscal years beginning after November 15, 2008. With the exception of the deferred portion of SFAS No. 157, we adopted this Statement effective January 1, 2008, which did not have a material effect on our financial condition and results of operations. We are currently reviewing the deferred portion of this Statement to determine what effect, if any, it will have on our financial condition and results of operations.

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

62   /   POTLATCH CORPORATION

In December 2008, the FASB issued Staff Position FAS 132(R)-1 amending SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which, among other things, expands the required disclosures regarding assets in an employer’s pension and postretirement benefit plans. The primary changes would be to add the fair value hierarchy disclosures required by SFAS No. 157 as it relates to the underlying assets of the pension and postretirement benefit plans. The disclosures required by this position are effective for fiscal years ending after December 15, 2009. This position will only impact our financial statement disclosures and will have no impact on our financial position or results of operations.

RECLASSIFICATIONS

The Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows reflect the Clearwater Paper results as discontinued operations for all periods presented. The Consolidated Balance Sheet as of December 31, 2007 still reflects the assets and liabilities of Clearwater Paper, as the spin-off occurred in 2008.

2008 FORM 10-K   /   63

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.

REIT Conversion

Effective January 1, 2006, we restructured our operations to qualify for treatment as a real estate investment trust, or REIT, for federal income tax purposes. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily includes income from the sale of standing timber. Accordingly, prior to our REIT conversion, we transferred to a wholly owned taxable REIT subsidiary, which we refer to in these notes as Potlatch TRS, substantially all of our non-timberland assets, consisting primarily of manufacturing facilities, assets used for the harvesting of timber and the sale of logs, and selected land parcels that we expected would be sold or developed for higher and better use purposes. Our use of Potlatch TRS, which is taxed as a C corporation, enables us to continue to engage in these non-REIT qualifying businesses without violating the REIT requirements.

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

64   /   POTLATCH CORPORATION

NOTE 3.

Inventories

(Dollars in thousands)

	2008	2007
Logs, pulpwood, chips and sawdust	$12,281	$19,474
Lumber and other manufactured wood products	14,471	23,307
Land inventory	6,971	1,996
Materials and supplies	2,963	44,047
Pulp, paper and converted paper products	—	80,572
	$36,686	$169,396
Valued at lower of cost or market:
Last-in, first-out basis	$20,858	$36,750
Average cost basis	15,828	132,646
	$36,686	$169,396

If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $11.7 million higher at December 31, 2008, and $23.3 million higher at December 31, 2007. Reductions in quantities of LIFO inventories valued at lower costs prevailing in prior years had the effect of increasing earnings, net of income taxes, by less than $0.1 million in 2008, 2007, and 2006.

NOTE 4.

Plant and Equipment

(Dollars in thousands)

	2008	2007
Land improvements	$11,957	$59,997
Buildings and structures	39,004	224,450
Machinery and equipment	178,820	1,542,063
Construction in progress	4,478	20,134
	$234,259	$1,846,644

Depreciation associated with continuing operations charged against income totaled $11.0 million, $11.0 million and $11.4 million in 2008, 2007 and 2006, respectively.

At December 31, 2008, our authorized capital spending budget, including $1.3 million carried over from prior years, totaled $22.8 million.

2008 FORM 10-K   /   65

NOTE 5.

Timber, Timberlands and Related Deposits

(Dollars in thousands)

	2008	2007
Timber and timberlands	$497,799	$363,929
Deposits on timberlands	—	118,830
Related logging facilities	56,114	51,754
	$553,913	$534,513

Depletion from company-owned lands totaled $16.2 million, $12.4 million and $8.7 million in 2008, 2007 and 2006, respectively. Amortization of logging roads and related facilities totaled $2.3 million, $2.4 million and $2.1 million in 2008, 2007 and 2006, respectively.

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

NOTE 6.

Other Assets

(Dollars in thousands)

Current Other Assets:	2008	2007
Prescott assets held for sale	$3,135	$—
Prepaid expenses	1,896	4,184
	$5,031	$4,184

Noncurrent Other Assets:	2008	2007
Noncurrent investments	$18,772	$17,411
Deferred charges	6,833	2,657
Other	2,238	904
	$27,843	$20,972

Noncurrent investments primarily consist of company-owned life insurance stated at cash surrender value.

66   /   POTLATCH CORPORATION

NOTE 7.

Income Taxes

As a REIT, if we meet certain requirements, we generally will not be subject to federal corporate income taxes on our ordinary and capital gains income from our real estate investments that we distribute to our shareholders. We will, however, be subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) on sales of real property (other than timber) held by the REIT during the first ten years following the REIT conversion. The built-in gains tax can be eliminated if sale proceeds are reinvested in similar properties in accordance with the like-kind exchange provisions of the Internal Revenue Code. We will continue to be required to pay federal corporate income taxes on earnings from our non-real estate investments, principally our wood products manufacturing operations, held by Potlatch TRS.

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

The income tax benefit allocated to continuing operations is comprised of the following:

(Dollars in thousands)

	2008	2007	2006
Current*	$(9,919)	$(2,974)	$21,495
Deferred	(15,350)	(16,234)	(23,307)
Benefit of net operating loss carryforwards	(2,544)	—	—
Deferred tax adjustment due to REIT conversion	—	—	(56,534)
Income tax benefit	$(27,813)	$(19,208)	$(58,346)
*	The estimated realized tax benefit related to stock issued in conjunction with our stock compensation plans that exceed any previously recognized deferred tax assets has been recorded as an increase to additional paid-in capital rather than a reduction to the provision for income taxes. The amount of this increase was $1.1 million, $4.3 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The income tax benefit allocated to continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before income taxes due to the following:

(Dollars in thousands)

	2008	2007	2006
Computed “expected” tax expense	$14,360	$18,593	$27,816
REIT income not subject to federal income tax	(38,895)	(33,433)	(28,985)
State and local taxes, net of federal income tax effects	(3,249)	(1,335)	(171)
Tax credits	(463)	(365)	(507)
Deferred tax adjustment due to REIT conversion	—	—	(56,534)
Federal audit settlement	—	(3,773)	—
Interest on audit settlement, net of federal income tax benefit	(53)	957	—
All other items	487	148	35
Income tax benefit	$(27,813)	$(19,208)	$(58,346)
Effective tax rate	(67.8)%	(36.2)%	(73.4)%

2008 FORM 10-K   /   67

Our effective tax rate for 2008 was (67.8)%, compared to (36.2)% for 2007 and (73.4)% for 2006. The effective rate for 2008 was significantly lower than 2007 due to the significant impact of the operating loss incurred by Potlatch TRS. The effective rate for 2007 was different than 2006 due largely to two events. First, in 2007, we recorded a favorable adjustment of $3.8 million as a result of the final determination of amounts owed to the IRS regarding tax issues for the years 1995-2004. Second, in 2006 we reversed $56.5 million of deferred taxes due to our REIT conversion.

Our accounts receivable balance included $9.8 million of anticipated federal and state tax refunds at both December 31, 2008 and 2007.

In 2007, we reached final agreement with the IRS on amounts owed for the tax years 1995 through 2004. At December 31, 2006, our accrued tax liability included $9.0 million as an estimate for future payment of federal and state taxes and interest. As a result of the agreement with the IRS, we paid $5.2 million in 2007 to federal and state tax authorities and reversed $3.8 million of the accrual to income. The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(Dollars in thousands)

	2008	2007
Deferred Tax Assets:
Postretirement employee benefits	$50,863	$102,131
Pensions	37,452	—
Inventories	4,826	2,828
Employee benefits	2,906	9,999
Net operating loss carryforwards	2,544	—
Incentive compensation	2,309	5,017
Tax credits	1,413	6,403
Other	653	5,114
Total deferred tax assets	102,966	131,492
Valuation allowance	(1,251)	(6,113)
Deferred tax assets, net of valuation allowance	$101,715	$125,379
Deferred Tax Liabilities:
Plant and equipment	$(12,548)	$(127,597)
Timber, timberlands and related deposits	(3,122)	(3,286)
Pensions	—	(31,694)
Total deferred tax liabilities	(15,670)	(162,577)
Net deferred tax assets (liabilities)	$86,045	$(37,198)

68   /   POTLATCH CORPORATION

Net deferred tax assets (liabilities) consist of:

(Dollars in thousands)

	2008	2007
Current deferred tax assets	$11,392	$14,783
Noncurrent deferred tax assets	90,323	110,596
Noncurrent deferred tax liabilities	(15,670)	(162,577)
Net noncurrent deferred tax assets (liabilities)	74,653	(51,981)
Net deferred tax assets (liabilities)	$86,045	$(37,198)

At December 31, 2008, we had $6.5 million of net operating loss carryforwards for federal and state income tax purposes available to offset future taxable income, if any, through 2020. The tax credits expire over the next 13 years.

A valuation allowance has been recognized for certain state tax credit carryforwards due to uncertainty of sufficient taxable income prior to expiration of available carryover periods. In conjunction with the spin-off, $5.0 million of tax credits and $3.7 million of the related valuation allowance were transferred to Clearwater Paper. The valuation allowance decreased $1.2 million in 2008, and increased less than $0.1 million in both 2007 and 2006. Of the $1.2 million decrease in the valuation allowance during 2008, $0.2 million related to continuing operations.

With the exception of the valuation allowance discussed above, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. In making this determination, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain feasible tax planning strategies that management is prepared to undertake, if necessary, we believe that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2008. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified. Such tax planning strategies include the potential transfer of income-producing timberlands from the REIT to Potlatch TRS to generate income sufficient to fund our pension and other post-employment obligations, and thus realize our deferred tax assets.

Tax years subject to examination by major taxing jurisdictions are as follows:

Years
Jurisdiction
Federal	2005 – 2008
Arkansas	2005 – 2008
California	2005 – 2008
Idaho	2006 – 2008

We adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. Adoption did not result in our recording a liability for unrecognized tax benefits on that date. A review of the company’s tax positions at

2008 FORM 10-K   /   69

December 31, 2008, indicates that no uncertain tax positions were taken during 2008 and no new information is available which would require derecognition of previously taken positions.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2008, 2007 and 2006, we recognized approximately $(0.1) million, $0.1 million and $0.4 million in interest and penalties in our tax provision, respectively. At December 31, 2008 and 2007, we had less than $0.1 million and approximately $0.1 million accrued for the payment of interest, respectively.

In connection with the spin-off of Clearwater Paper, we entered into a tax sharing agreement that generally governs each party’s rights, responsibilities and obligations with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the spin-off to be tax-free. Under the tax sharing agreement, we expect that, with certain exceptions, we will be responsible for the payment of all income and non-income taxes attributable to our operations, and the operations of our direct and indirect subsidiaries. The tax sharing agreement also sets forth our rights and responsibilities for tax obligations and refunds attributable to tax periods prior to the spin-off date of December 16, 2008.

Under the tax sharing agreement, Clearwater Paper will be responsible for any taxes imposed on us that arise from the failure of the spin-off, together with certain related transactions, to qualify as a tax-free distribution for U.S. federal income tax purposes, including any tax that would result if we were to fail to qualify as a REIT as a result of income recognized by us if the spin-off were determined to be taxable, to the extent such failure to qualify is attributable to actions, events or transactions relating to Clearwater Paper’s stock, assets or business, or a breach of the relevant representations or covenants made by Clearwater Paper in the tax sharing agreement. The tax sharing agreement imposes restrictions on Clearwater Paper’s and our ability to engage in certain actions following the spin-off and sets forth the respective obligations of each party with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters. Our tax provision, deferred tax balances, and tax refunds receivable have been determined to be in accordance with the tax sharing agreement.

NOTE 8.

Debt and Note Receivable

(Dollars in thousands)

	2008	2007
Revenue bonds, fixed rate 5.9% to 7.75%, due 2009 through 2026	$150,047	$150,213
Debentures, 6.95%, due 2015	22,483	22,481
Credit sensitive debentures, 9.125%, due 2009	100,000	100,000
Medium-term notes, fixed rate 8.65% to 8.89%, due 2011 through 2022	48,750	48,750
Other notes	57	66
	321,337	321,510
Less current installments on long-term debt	100,410	209
Long-term debt	$220,927	$321,301

We repaid $0.2 million and $6.1 million of revenue bonds on their normal maturity dates in 2008 and 2007, respectively.

The interest rate payable on our 9.125% credit sensitive debentures is subject to adjustment in accordance with the table below if certain changes in the debt rating of the debentures occur. In October 2005, S&P announced that it had lowered our senior unsecured debt rating to BB stable from BB+. The rating downgrade caused the interest rate on our credit sensitive debentures to increase from 12.5% to 13.0%. On December 15, 2008, S&P affirmed its BB corporate credit rating, with a stable outlook, and raised its issue-level rating on our existing notes and debentures to BB+, resulting in an interest rate decrease to

70   /   POTLATCH CORPORATION

12.5% on our credit sensitive debentures. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in December 2007.

RATINGS
S&P	MOODY’S	APPLICABLE RATE (%)
AAA	Aaa	8.825
AA+ –AA-	Aa1 – Aa3	8.925
A+ – BBB	A1 – Baa2	9.125
BBB-	Baa3	9.425
BB+	Ba1	12.500
BB	Ba2	13.000
BB-	Ba3	13.500
B+ or lower	B1 or lower	14.000

Our previous unsecured bank credit facility was superseded by a new secured bank credit facility we entered into on December 8, 2008, with an expiration date of December 8, 2013. It provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $20 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Until the $100 million principal amount of credit sensitive debentures due 2009 are repaid, availability under the credit facility is reduced by $100 million. Subject to certain conditions and agreement of the lenders, the facility may be increased by up to an additional $100 million. We borrowed $128.2 million on December 8, 2008 to repay the principal amount of the loans outstanding under the previous credit facility. As of December 31, 2008, there were $129.1 million of borrowings outstanding under the revolving line of credit, and approximately $6.5 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2008 was $114.4 million, subject to the $100 million availability limitation discussed above. Loans under the credit facility bear interest at LIBOR plus between 3.0% and 4.0% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus between 3.0% and 4.0% for other loans. As of December 31, 2008, the weighted average interest rate on the $129.1 million of borrowings outstanding under the revolving line of credit was approximately 5.6%. As of the date of this report, we are eligible to borrow under the credit facility at LIBOR plus 3.50%.

The credit facility is secured by a pledge of the capital stock of our subsidiaries and by a portion of our timberlands in Idaho necessary to satisfy the minimum collateral coverage ratio (described below). Such pledge is on an equal rights of payment and level of seniority basis with the $22.5 million principal amount of 6.95% debentures due 2015, the $100.0 million principal amount of credit sensitive debentures due 2009 and the $48.8 million principal amount of medium-term notes due 9 months to 30 years from the date of issuance.

The agreement governing our credit facility contains certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a minimum interest coverage ratio, a minimum collateral coverage ratio and a maximum funded indebtedness to capitalization ratio. We will be permitted to pay distributions under the terms of the credit facility so long as we remain in pro forma compliance with the financial covenants.

2008 FORM 10-K   /   71

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of December 31, 2008:

	COVENANT REQUIREMENT	ACTUAL RATIO AT DECEMBER 31, 2008
Minimum Interest Coverage Ratio	2.50 to 1.00	4.98 to 1.00
Minimum Collateral Coverage Ratio	2.25 to 1.00	2.91 to 1.00
Maximum Funded Indebtedness to Capitalization Ratio	60.0%	56.8%

Events of default under the credit facility include payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events.

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

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2008, are as follows:

(Dollars in thousands)

2009	$100,410
2010	11
2011	5,011
2012	21,656
2013	8,413

In 2005, Clearwater Paper assumed the obligation to pay all principal and interest on the $100 million principal amount of credit sensitive debentures previously issued by our wholly owned subsidiary, Potlatch Forest Holdings, Inc. The debentures become due and payable in full on December 1, 2009. In connection with the spin-off, we entered into the Retained Obligation Agreement with Clearwater Paper, which provides that Clearwater Paper will continue to be obligated to make all payments of principal and interest on the debentures to the holders of the debentures. We have recorded a $100.0 million note receivable from Clearwater Paper related to its retained obligation on these credit sensitive debentures that remain on our Consolidated Balance Sheets as current installments on long-term debt. Interest expense on the credit sensitive debentures is included in discontinued operations. See the discussion of the Retained Obligation Agreement between Potlatch and Clearwater Paper below.

Under the Retained Obligation Agreement, Clearwater Paper is obligated to use commercially reasonable efforts to issue, as soon as reasonably practical debt or equity securities or to borrow money from one or more financial institutions or other lenders, on terms reasonably acceptable to Clearwater Paper, in an aggregate amount sufficient to pay all amounts owing under the debentures. Concurrently with Clearwater Paper’s receipt of cash proceeds from any disposition of assets equal to or in excess of $50 million, or any equity issuance or debt incurrence, other than cash proceeds from Clearwater Paper’s revolving credit facility, Clearwater Paper will be obligated to apply the proceeds to the remaining payment obligations on the debentures. If the cash proceeds from any equity issuance, debt incurrence or disposition are insufficient to satisfy all of the payment obligations on the debentures, Clearwater Paper will be obligated to transfer the cash proceeds into an escrow

72   /   POTLATCH CORPORATION

account in which we will have a first priority security interest. However, Clearwater Paper will not be required to draw from its revolving credit facility to satisfy its obligations under the Retained Obligation Agreement.

In the event Clearwater Paper is unable to timely pay the credit sensitive debenture obligations in full, and we thereafter make payment of principal or interest due under the debentures, Clearwater Paper will be deemed to have received a loan from us in the amount paid by us, and Clearwater Paper will be obligated to issue a promissory note to us equal to such amount. All amounts owing under any promissory note issued by Clearwater Paper to us will be due and payable on December 1, 2011. Any such promissory note will initially accrue interest at a rate per annum equal to the rate of interest applicable to the debentures at the time the note is issued, plus one percent, and after December 1, 2010 until paid in full, the rate of interest applicable to the debentures at the time the note is issued, plus two percent. The rate currently applicable to the debentures is 12.5% per annum. In the event Clearwater Paper issues a promissory note to us, Clearwater Paper will be obligated to use commercially reasonable efforts prior to the maturity date to issue, as soon as reasonably practical, debt or equity securities or to borrow money (other than under Clearwater Paper’s revolving credit facility), on terms reasonably acceptable to Clearwater Paper, in an aggregate amount sufficient to prepay all amounts owing under the promissory note. As security for any such promissory note issued by Clearwater Paper to us, Clearwater Paper will grant us a security interest in Clearwater Paper’s real property, fixtures and equipment at Clearwater Paper’s Arkansas pulp and paperboard facility.

Despite Clearwater Paper’s retention of the payment obligations under the debentures, holders of the debentures continue to have legal recourse against Potlatch Forest Holdings, Inc. for any failure to make payments when due, and the obligation represented by the debentures will remain as a liability on our balance sheet until paid.

NOTE 9.

Accounts Payable and Accrued Liabilities

(Dollars in thousands)

	2008	2007
Wages, salaries and employee benefits	$10,708	$40,148
Trade accounts payable	9,744	48,836
Taxes other than income taxes	7,253	12,710
Interest	4,129	4,301
Logging related expenses	2,975	2,490
Book overdrafts	428	14,860
Freight	383	4,756
Utilities	206	5,196
Other	8,551	19,064
	$44,377	$152,361

NOTE 10.

Other Long-Term Obligations

(Dollars in thousands)

	2008	2007
Employee benefits and related liabilities	$13,617	$12,021
Other	1,472	6,902
	$15,089	$18,923

2008 FORM 10-K   /   73

NOTE 11.

Financial Instruments

Estimated fair values of our financial instruments are as follows:

(Dollars in thousands)

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments	$3,919	$3,919	$31,336	$31,336
Note receivable	100,000	78,000	—	—
Current notes payable	129,100	129,100	110,300	110,300
9.125% credit sensitive debentures	100,000	78,000	100,000	113,125
Other long-term debt	221,337	140,984	221,510	225,399

For short-term investments the carrying amount approximates fair value. Our note receivable is from Clearwater Paper related to its obligation to pay the principal and interest on the credit sensitive debentures. Its fair value is estimated to be the same as the fair value associated with the credit sensitive debentures. Our current notes payable consist of borrowings under our unsecured bank credit facility revolving line of credit. Due to the short maturities of these borrowings, fair value is estimated to be the same as the carrying amount. The fair value of the credit sensitive debentures and our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. For long-term debt for which there is no quoted market price, fair value is estimated based on average market prices for comparable liquid revenue bonds.

We use derivative financial instruments from time to time as a tool to help us manage our exposure to certain market risks. We enter into derivative financial instruments as hedges against our exposure to market risks only if we believe there is a high probability that changes in the value of the hedging instrument will offset corresponding changes in the underlying exposure. Relationships between hedging instruments and hedged items are formally documented, as well as our risk management objectives and strategies for entering into the transactions. Designated cash flow hedges are linked to forecasted transactions. We also periodically assess whether the derivative financial instruments are effective in offsetting changes in cash flows or the fair value of the hedged items. If a hedge ceases to be highly effective, hedge accounting will be discontinued and derivative instrument gains and losses will be recognized in earnings. We do not enter into derivative contracts for speculative purposes, whether or not we utilize hedge accounting treatment for a specific transaction. We had no activity during 2008, 2007 or 2006 that required hedge or derivative accounting treatment.

NOTE 12.

Savings, Pension and Other Postretirement Employee Benefit Plans

Substantially all of our employees are eligible to participate in 401(k) savings plans. In 2008, 2007 and 2006, we made matching 401(k) contributions on behalf of employees associated with continuing operations of $1.6 million, $2.0 million and $2.1 million, respectively. As of December 16, 2008, when Clearwater Paper was spun off, we established a new 401(k) plan that included both the active and retired Potlatch employees. The terms of the new plan are substantially identical in all material features with the terms of the plan prior to the spin-off. The matching contributions that were made on behalf of the employees that transferred to Clearwater Paper are included in discontinued operations and were $4.8 million, $4.0 million and $3.3 million for 2008, 2007 and 2006, respectively.

Our salaried and hourly employees are also covered by company sponsored noncontributory defined benefit plans. As a result of the Clearwater Paper spin-off, we established the Potlatch salaried pension plan and the Potlatch hourly pension plan, which

74   /   POTLATCH CORPORATION

are substantially identical in all material features to the pension plans that were in effect prior to the spin-off. The sponsorship of the existing Clearwater Paper hourly non-represented pension plan was transferred to Potlatch in connection with the spin-off, and we assumed all liabilities relating to such plan.

We also provide benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost-sharing features. The retiree life insurance plans are primarily noncontributory. After the spin-off, we assumed and became solely responsible for Other Post-Retirement Benefits, or OPEB, obligations relating to current and former Potlatch employees. Clearwater Paper became solely responsible for OPEB liabilities relating to current Clearwater Paper employees and former Potlatch employees associated with Clearwater Paper operations.

We have recognized the underfunded and overfunded status of our defined benefit pension and other postretirement plans on our balance sheet and recognize changes in that funded status, in the year in which changes occur, through comprehensive income (loss).

Pension assets, pension liabilities and post retirement obligations related to the spin off of Clearwater Paper have been excluded from the balance sheet at December 31, 2008. In addition, the related net periodic cost or benefit related to pension and post retirement benefits applicable to the Clearwater Paper spin off are shown in discontinued operations for all periods presented.

2008 FORM 10-K   /   75

We use a December 31 measurement date for our benefit plans. The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans are as follows:

(Dollars in thousands)

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2008	2007	2008	2007
Benefit obligation at beginning of year	$612,486	$608,496	$261,882	$288,633
Service cost	11,085	12,007	2,546	2,494
Interest cost	37,144	34,267	15,676	15,289
Plan amendments	1,433	—	—	(5,803)
Actuarial (gain) loss	15,054	(1,092)	8,366	(17,687)
Closures and special termination benefits	(185)	487	—	—
Medicare Part D subsidies received	—	—	1,186	1,487
Benefits paid	(41,938)	(41,679)	(18,636)	(22,531)
Spin-off of Clearwater Paper	(243,640)	—	(139,617)	—
Benefit obligation at end of year	391,439	612,486	131,403	261,882
Fair value of plan assets at beginning of year	699,003	704,568	7	5
Actual return on plan assets	(202,450)	34,444	6	2
Employer contribution	1,754	1,670	—	—
Benefits paid	(41,938)	(41,679)	—	—
Spin-off of Clearwater Paper	(163,724)	—	—	—
Fair value of plan assets at end of year	292,645	699,003	13	7
Funded status at end of year	$(98,794)	$86,517	$(131,390)	$(261,875)
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$—	$108,435	$—	$—
Current liabilities	(1,588)	(1,744)	(11,670)	(20,093)
Noncurrent liabilities	(97,206)	(20,174)	(119,720)	(241,782)
Net amount recognized	$(98,794)	$86,517	$(131,390)	$(261,875)

Amounts recognized (pre-tax) in Accumulated Other Comprehensive Loss consist of:

(Dollars in thousands)

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2008	2007	2008	2007
Net loss	$235,882	$127,795	$38,673	$67,706
Prior service cost (credit)	5,941	14,130	(6,660)	(20,035)
Net amount recognized	$241,823	$141,925	$32,013	$47,671

The accumulated benefit obligation for all defined benefit pension plans was $381.6 million and $589.7 million at December 31, 2008, and 2007, respectively.

76   /   POTLATCH CORPORATION

Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(Dollars in thousands)

	2008	2007
Projected benefit obligation	$391,439	$21,918
Accumulated benefit obligation	381,627	21,198
Fair value of plan assets	292,645	—

Pre-tax components of Net Periodic Cost (Benefit) and other amounts recognized in Other Comprehensive Income (Loss) were as follows:

Net Periodic Cost (Benefit):

(Dollars in thousands)

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2008	2007	2006	2008	2007	2006
Service cost	$11,085	$12,007	$12,166	$2,546	$2,494	$2,797
Interest cost	37,144	34,267	33,278	15,676	15,289	16,077
Expected return on plan assets	(60,697)	(62,419)	(61,295)	—	—	—
Amortization of prior service cost (credit)	3,276	2,190	2,068	(3,651)	(3,563)	(2,576)
Amortization of actuarial loss	4,009	5,216	5,675	3,925	5,120	7,913
Special termination benefits	200	487	—	—	—	—
Net periodic cost (benefit)	$(4,983)	$(8,252)	$(8,108)	$18,496	$19,340	$24,211
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net loss (gain)	$161,022	$26,884	$—	$8,360	$(18,360)	$—
Prior service cost (credit)	1,433	—	—	—	(5,132)	—
Amortization of prior service (cost) credit	(3,276)	(2,190)	—	3,651	3,563	—
Amortization of actuarial loss	(4,009)	(5,216)	—	(3,925)	(5,120)	—
Total recognized in other comprehensive loss (income)	155,170	19,478	—	8,086	(25,049)	—
Total recognized in net periodic cost (benefit) and other comprehensive loss (income)	$150,187	$11,226	$(8,108)	$26,582	$(5,709)	$24,211
Pre-tax net periodic benefit cost (benefit) related to continuing operations	$(5,411)	$(6,890)	$(6,871)	$10,275	$10,629	$13,198

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $4.3 million and $0.8 million,

2008 FORM 10-K   /   77

respectively. The estimated net loss and prior service credit for the other postretirement employee plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $2.2 million and $(1.0) million, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Our actuaries determined that certain benefits provided under our plans are actuarially equivalent to the Medicare Part D standard plan and are eligible for the employer subsidy. During 2008 and 2007, we received subsidy payments totaling $0.8 million and $0.9 million, respectively, associated with continuing operations.

Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2008	2007	2006	2008	2007	2006
Discount rate	6.15%	6.40%	5.85%	6.15%	6.40%	5.85%
Expected return on plan assets	8.50	9.00	9.50	8.50	9.00	9.00
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

Weighted average assumptions used to determine the net periodic benefit (cost) for the years ended December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2008	2007	2006	2008	2007	2006
Discount rate	6.40%	5.85%	5.60%	6.40%	5.85%	5.60%
Expected return on plan assets	9.00	9.50	9.50	9.00	9.00	9.00
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

The discount rate used in the determination of pension benefit obligations and pension expense is a weighted average benchmark rate based on high-quality fixed income investment interest rates, as well as the amount and timing of expected benefit payments. The discount rate used to calculate OPEB obligations was determined using the same methodology we used for our pension plans.

The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. Over the past 31 years, the period we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 10%, as of December 31, 2008.

The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2008 was a 9% increase over the previous year, with the rate of increase scheduled to decline one percent annually to a long-term ultimate rate increase assumption of 6% for 2011 and thereafter. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

(Dollars in thousands)

	1% INCREASE	1% DECREASE
Effect on total of service and interest cost components	$1,098	$(921)
Effect on postretirement employee benefit obligation	13,534	(11,564)

78   /   POTLATCH CORPORATION

The weighted average asset allocations at December 31 by asset category are as follows:

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
ASSET CATEGORY	2008	2007	2008	2007
Domestic equity securities	56%	62%	—%	—%
Debt securities	34	26	—	—
Global equity securities	8	10	—	—
Other	2	2	100	100
Total	100%	100%	100%	100%

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

The investment guidelines also require that the individual investment managers are expected to achieve a reasonable rate of return over a market cycle. Emphasis will be placed on long-term performance versus short-term market aberrations. Factors to be considered in determining reasonable rates of return include performance achieved by a diverse cross section of other investment managers, performance of commonly used benchmarks (e.g., S&P 500 Index, Shearson Lehman Government/ Corporate Intermediate Index, Morgan Stanley World Index, Merrill Lynch Investment Grade Convertibles Index, Russell Value Index), actuarial assumptions for return on plan investments and specific performance guidelines given to individual investment managers.

2008 FORM 10-K   /   79

At December 31, 2008, seven active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges established by our investment policy.

As a result of the steep downturn in the stock market in the fourth quarter of 2008, our company-sponsored pension plans were underfunded at December 31, 2008. As a result of the underfunded status, we are required to make estimated contributions to our qualified pension plans of approximately $6.7 million by September 15, 2010. We are required to make quarterly contributions of approximately $0.3 million beginning April 15, 2009 through January 15, 2010, while the remainder of $5.5 million must be contributed by September 15, 2010. In addition, we estimate contributions will total approximately $1.4 million in 2009 to our non-qualified pension plan. We do not anticipate funding our OPEB plans in 2009 except to pay benefit costs as incurred during the year by plan participants.

Estimated future benefit payments related to continuing operations, which reflect expected future service and expected Medicare prescription subsidy receipts, are as follows for the years indicated:

(Dollars in thousands)

	PENSION BENEFIT PLANS	OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS	EXPECTED MEDICARE SUBSIDY
2009	$29,240	$12,936	$1,253
2010	29,491	13,184	1,417
2011	29,872	13,383	1,486
2012	30,397	13,049	1,561
2013	30,940	12,886	1,733
2014 – 2018	166,598	65,100	9,615

NOTE 13.

Commitments and Contingencies

We have operating leases covering office, warehouse and distribution space, equipment and vehicles expiring at various dates through 2017. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

As of December 31, 2008, the future minimum rental payments required under our operating leases are as follows:

(Dollars in thousands)

2009	$1,910
2010	1,499
2011	829
2012	698
2013	642
2014 and later years	2,099
Total	$7,677

Rent expense for continuing operations was $2.2 million, $2.0 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

80   /   POTLATCH CORPORATION

Beginning in February 2006, a series of private antitrust lawsuits were filed against us and certain other manufacturers of oriented strand board (OSB) by plaintiffs who claim they purchased OSB at artificially high prices. The cases were consolidated into two Consolidated Amended Class Action Complaints in the United States District Court for the Eastern District of Pennsylvania under the caption In Re OSB Antitrust Litigation, one on behalf of direct purchasers of OSB and the other on behalf of indirect purchasers. The complaints alleged that the defendant OSB manufacturers violated federal and state antitrust laws by purportedly conspiring from mid-2002 to the present to drive up the price of OSB. The consolidated indirect purchaser complaint also alleged that defendants violated various states’ unfair competition laws and common law. Each consolidated complaint sought an unspecified amount of monetary damages to be trebled as provided under the antitrust laws and other relief. The court certified a nationwide class of direct purchasers who bought OSB structural panel products directly from one of the defendants during the period from June 1, 2002 to February 24, 2006. It also certified a nationwide class of indirect purchaser end users who purchased new OSB manufactured or sold by one of the defendants during the same time period. The claims of the nationwide indirect purchaser class were limited to injunctive relief. However, the court also certified a multistate class of indirect purchasers in 17 states whose members could recover compensation as allowed by state law. Although we vigorously deny any wrongdoing, on March 28, 2008, we settled the claims of the direct purchaser class for $2.7 million and on April 17, 2008, we settled the indirect purchaser class action claims for $0.3 million, both solely in order to avoid the further expense and burden of the ongoing litigation. Both settlements were given final court approval in December 2008. We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004.

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

During 2005, the FASB issued FIN No. 47, an Interpretation of SFAS No. 143. Under FIN No. 47, the company must recognize a liability and an asset equal to the fair value of its legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. In accordance with the guidance of FIN No. 47, we undertook a review of our wood products facilities and other assets to determine, if possible, amounts that should be recognized as asset retirement obligations. The review resulted in our recording additional assets and corresponding liabilities, which were not material to our financial position or results of operations. We also identified situations that would have resulted in the recognition of additional asset retirement obligations, except for an inability to reasonably estimate the fair value of the liability at this time. Most of these situations relate to asbestos located within our manufacturing facilities where a settlement date or range of settlement dates cannot be specified, so that we are unable at this time to apply present value calculations to appropriately value an obligation. Any additional obligations recognized in the future as more information becomes available are not expected to have a material effect on our financial position or results of operations.

NOTE 14.

Equity-Based Compensation Plans

At December 31, 2008, we had three stock incentive plans, the 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. All of these plans have received shareholder

2008 FORM 10-K   /   81

approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At December 31, 2008, no shares were available for future use under the 1995 Stock Incentive Plan, while approximately 100,000 shares and 951,000 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. All exercises of stock options or distributions upon settlement of performance share awards or RSU awards are made through the issuance of new shares.

We recorded total equity-based compensation expense of $6.5 million in 2008, $5.8 million in 2007 and $4.1 million in 2006. Of these amounts, $5.2 million and $1.3 million related to performance shares and RSUs, respectively, in 2008; $5.2 million and $0.6 million related to performance shares and RSUs, respectively, in 2007; and $3.7 million and $0.4 million related to performance shares and RSUs, respectively, in 2006. All outstanding stock options were fully vested prior to January 1, 2006. The net income tax benefit associated with our equity-based compensation totaled $2.5 million, $2.3 million and $1.6 million in 2008, 2007 and 2006, respectively.

For our continuing operations, we recorded equity-based compensation expense of $4.3 million in 2008, $3.6 million in 2007 and $2.4 million in 2006. The net income tax benefit associated with our equity-based compensation for our continuing operations recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) totaled $1.7 million, $1.4 million and $0.9 million in 2008, 2007 and 2006, respectively.

Outside directors of the company are granted an annual award of common stock units, which are credited to an account established on behalf of each director. These accounts are then credited with additional common stock units equal in value to the distributions that are paid on the same amount of common stock. Upon separation from service as a director, the common stock units held by the director in his or her stock unit account will be converted to cash based upon the then market price of the common stock and paid to the director.

Directors of the company also can each elect to defer cash compensation in the form of common stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of the company’s common stock. We recorded director deferred compensation expense totaling $0.1 million in 2008, $1.0 million in 2007 and $1.8 million in 2006.

As required by SFAS No. 123R, $1.5 million and $2.4 million and $0.9 million of cash flows for the years ended December 31, 2008, 2007 and 2006, respectively, representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized, has been classified as a financing cash inflow from continuing operations in the Consolidated Statements of Cash Flows. The total tax excess benefit was $2.6 million, $2.7 million and $0.9 million for 2008, 2007 and 2006, respectively.

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, were fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2008 or 2007.

On December 16, 2008, we completed the spin-off of our pulp-based operations into a new company, Clearwater Paper Corporation. As part of the spin-off, we distributed 100% of the issued and outstanding shares of Clearwater Paper’s common stock to the holders of record of our common stock as of the close of business on December 9, 2008. Each stockholder received one share of Clearwater Paper common stock for every 3.5 shares of our common stock held.

In connection with the spin-off, in order to maintain the same intrinsic value to stock option holders immediately before and after the spin-off distribution was paid, the number of options granted and exercise prices of all outstanding stock options

82   /   POTLATCH CORPORATION

were adjusted after the distribution of the Clearwater Paper common stock. The adjustment is reflected in the activity for 2008 presented in the table below.

The special E&P distribution in 2006 associated with our REIT conversion also qualified as an equity restructuring event under our stock incentive plans. The adjustment associated with the E&P distribution is reflected in the activity for 2006 presented in the table below.

A summary of the status of outstanding stock options as of December 31, 2008, 2007 and 2006 and changes during those years is presented below:

	2008		2007		2006
	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE
Outstanding at January 1	509,284	$25.08	875,425	$26.16	849,960	$37.76
Adjustment as a result of special distribution/dividend	—	—	—	—	360,435	26.40
Adjustments associated with the spin-off	52,578	21.44	—	—	—	—
Shares exercised	(148,327)	26.30	(360,653)	27.59	(328,740)	27.42
Canceled or expired	(1,534)	25.31	(5,488)	32.10	(6,230)	30.01

Outstanding and exercisable at December 31	412,001	21.44	509,284	25.08	875,425	26.16

Total intrinsic value of options exercised during the year (in thousands)	$2,830		$6,385		$4,108

There were no unvested stock options outstanding during 2008, 2007 or 2006.

The following table summarizes information about stock options outstanding at December 31, 2008:

	OPTIONS OUTSTANDING AND EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT 12/31/08	WEIGHTED AVG. REMAINING CONTRACTUAL LIFE	WEIGHTED AVG. EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
$13.8594 to $16.6452	88,266	3.53 years	$15.26
$18.6083 to $19.2569	176,279	3.74 years	19.00
$24.0131 to $30.9204	147,456	3.85 years	28.06

$13.8594 to $30.9204	412,001	3.73 years	21.44	$1,881

Cash received from stock option exercises for the years ended December 31, 2008, 2007 and 2006 was $3.9 million, $10.0 million and $8.5 million, respectively. The actual tax benefit realized for tax deductions from option exercises totaled $1.1 million, $2.3 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

PERFORMANCE SHARES

Performance share awards granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0% to 200%.

2008 FORM 10-K   /   83

Performance share awards granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive distribution equivalents at the time of payment equal to the distributions that would have been paid on the shares earned had the recipients owned the shares during the three-year period.

In connection with the spin-off of Clearwater Paper in the fourth quarter of 2008, the performance period for shares granted for the 36-month period ending December 31, 2008 was compressed to a 33-month performance period, and the shares were paid out prior to the spin-off on December 16, 2008. This acceleration of the performance period did not result in any additional compensation expense.

The fair value of all performance share awards is estimated using a Monte Carlo simulation model. A summary of the status of outstanding performance share awards as of December 31, 2008, 2007 and 2006, and changes during those years is presented below:

(Dollars in thousands – except per-share amounts)

	2008		2007		2006
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	244,933	$50.80	329,358	$51.62	228,599	$47.38
Granted	91,491	52.75	10,400	53.14	180,945	51.75
Vested	(100,615)	54.23	(71,812)	55.21	(48,420)	33.18
Cancellations associated with spin-off of Clearwater Paper	(87,921)	49.45	—	—	—	—
Forfeited	(16,780)	50.22	(23,013)	49.86	(31,766)	49.92

Unvested shares outstanding at December 31	131,108	50.51	244,933	50.80	329,358	51.62

Total grant date fair value of share awards vested during the year	$5,457		$3,964		$1,607
Aggregate intrinsic value of unvested share awards at December 31	$3,214		$10,027		$12,885

As of December 31, 2008, there was $3.1 million of unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.5 years. The estimated realized tax benefit that exceeds the previously recognized deferred tax asset for performance shares recognized as additional paid-in capital was $2.7 million, $2.0 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

RESTRICTED STOCK UNITS

Our 2005 Stock Incentive Plan also allows for awards to be issued in the form of RSU grants. During 2008, 2007 and 2006, certain officers and other select employees of the company were granted RSU awards that will accrue distribution equivalents based on distributions paid during the RSU vesting period. The distribution equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The terms of certain of the awards state that 20% of the RSUs vest on each of the first and second anniversaries of the grant date of the awards, with the remaining 60% vesting on the third anniversary. The terms of certain other RSUs provide for vesting of such RSUs upon the expiration of a set period of approximately three years.

84   /   POTLATCH CORPORATION

A summary of the status of outstanding RSU awards as of December 31, 2008, 2007 and 2006, and changes during these years is presented below:

		2008			2007			2006
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Unvested shares outstanding at January 1	31,875	$48.84		28,401	$50.32		—	$—
Granted	45,869	35.23		9,154	45.15		31,051	49.30
Vested	(25,411)	34.72		(5,680)	50.32		—	—
Cancellations associated with spin off of Clearwater Paper	(10,835)	41.31		—	—		—	—
Forfeited	(1,787)	41.38		—	—		(2,650)	38.30
Unvested shares outstanding at December 31	39,711	45.38	$1,033	31,875	48.84	$1,417	28,401	50.32	$1,245

For RSU awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price. The total fair value of RSU awards vested during 2008 was $0.9 million.

As of December 31, 2008, there was $0.7 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.2 years.

NOTE 15.

Segment Information

As of December 31, 2008, our businesses are organized into three reportable operating segments, as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: Resource; Real Estate; and Wood Products. Our Resource segment manages our timberlands. Management activities include planting trees, harvesting trees, building and maintaining roads, development of management plans, and recreation lease management. The activities of our Real Estate segment consist primarily of the sale of selected non-core real estate. The segment also negotiates timberland acquisitions and engages in real estate development activities. Our Wood Products segment manufactures and markets lumber, plywood and particleboard.

The Lewiston, Idaho lumber mill was included in the spin-off of the Clearwater Paper businesses. Our Prescott, Arkansas lumber mill was permanently shut down in May 2008. The Wood Products segment information for the periods presented in the table below has been adjusted to reflect the results of the Lewiston lumber mill and the Prescott mill as discontinued operations.

As a result of the sale of our Boardman, Oregon hybrid poplar tree farm in May 2007, the Resource segment information for the periods presented in the table below has been adjusted to reflect the Boardman operation as discontinued operations.

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

2008 FORM 10-K   /   85

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements.

(Dollars in thousands)

	2008	2007	2006
Segment Revenues:
Resource	$265,307	$296,821	$285,235
Real Estate	46,077	24,116	13,617
Wood Products:
Lumber	150,539	170,093	195,137
Plywood	46,213	55,309	55,102
Particleboard	17,020	19,922	20,419
Other	49,360	40,664	36,974
	263,132	285,988	307,632
	574,516	606,925	606,484
Elimination of intersegment revenues	(134,559)	(183,453)	(189,241)
Total consolidated revenues	$439,957	$423,472	$417,243
Intersegment Revenues or Transfers[1]:
Resource	$119,443	$170,825	$180,099
Wood Products	15,116	12,628	9,142
Total	$134,559	$183,453	$189,241
Operating Income (Loss):
Resource	$76,008	$81,783	$81,185
Real Estate[2]	31,490	17,274	11,830
Wood Products[3]	(13,675)	4,196	32,998
Eliminations and adjustments	(1,017)	1,348	21
	92,806	104,601	126,034
Corporate Items:
Administration expense	(31,623)	(36,046)	(32,367)
Interest expense	(20,825)	(17,711)	(16,120)
Interest income	671	2,279	1,873
Debt retirement costs	—	—	53
Earnings from continuing operations before taxes	$41,029	$53,123	$79,473
Depreciation, depletion and amortization:
Resource	$19,067	$15,365	$11,261
Wood Products	10,162	9,952	10,461
	29,229	25,317	21,722
Corporate	924	1,199	1,109
Total	$30,153	$26,516	$22,831

86   /   POTLATCH CORPORATION

(Dollars in thousands)

	2008	2007	2006
Assets:
Resource and Real Estate[4]	$580,603	$558,885	$453,240
Wood Products	149,740	149,193	169,948
	730,343	708,078	623,188
Corporate	207,978	113,032	89,319
Total consolidated assets[5]	$938,321	$821,110	$712,507
Capital Expenditures:
Resource and Real Estate[4]	$55,167	$221,310	$10,863
Wood Products	6,709	9,978	10,428
	61,876	231,288	21,291
Corporate	2,203	312	1,285
Total	$64,079	$231,600	$22,576

[1]	Intersegment revenues for 2006-2008, which were based on prevailing market prices, consisted primarily of logs and other fiber sales by our Resource segment to the Wood Products segment.
[2]	Operating income for the Real Estate segment included non-cash costs for real estate sold of $9.1 million, $3.6 million and $0.3 million in 2008, 2007 and 2006, respectively.
[3]	Operating income in 2006 for the Wood Products segment included $30.8 million associated with the negotiated settlement of the softwood lumber trade dispute between the U.S. and Canada.
[4]

Assets and capital expenditures are shown on a combined basis for the Resource and Real Estate segments, as we do not produce such internal information separately for those segments. Capital expenditures for the Resource and Real Estate segments include capitalized reforestation costs, additions to timberland and related logging facilities, deposits on timberlands for forward and reverse LKE transactions, and additions to equipment. Not included in additions to timber, timberlands and related logging facilities for 2008 and 2007 are non-cash transactions totaling $40.8 million and $66.5 million, respectively, for the purchase of timberlands.

[5]	Total consolidated assets for 2007 and 2006 exclude assets related to discontinued operations.

All of our wood products facilities and all other assets are located within the continental United States. However, we also sell and ship products to Canada. Geographic information regarding our revenues is summarized as follows:

(Dollars in thousands)

	2008	2007	2006
United States	$433,232	$415,827	$410,531
Canada	6,725	7,645	6,712
Total consolidated revenues	$439,957	$423,472	$417,243

NOTE 16.

Restructuring Charge

In January 2007, we recorded a pre-tax charge of $2.8 million associated with a restructuring in our Resource segment. The charge represented estimated severance benefit costs for 35 employees. A reduction to this charge of $0.1 million was recorded in the third quarter of 2007. There were no restructuring charges in 2008 or 2006.

NOTE 17.

Discontinued Operations

On December 16, 2008, we completed the spin-off of the Clearwater Paper businesses. The results of these operations, plus other corporate and administrative costs directly attributable to the Clearwater Paper businesses, including interest expense on the credit sensitive debentures, have been reclassified to discontinued operations.

2008 FORM 10-K   /   87

We entered into fiber supply agreements to sell logs and residual chips to Clearwater Paper at market prices. The log supply agreement is for Clearwater Paper’s Idaho operations and has an initial term of three years. The agreement for the residual chips is also for the Idaho operations and has an initial term of five years. The historical eliminated revenues prior to the spin-off, related to sales from Potlatch to the Clearwater Paper operations, were $69.6 million, $94.3 million and $105.6 million for 2008, 2007 and 2006, respectively.

In May 2008, our lumber mill in Prescott, Arkansas was permanently shut down due to poor market conditions. The closure affected approximately 182 employees. As a result of this closure, we recorded an after-tax charge of $12.4 million during 2008. The charge represents estimated costs associated with the adjustment of assets to estimated fair market value, as well as severance benefits, the curtailment of the hourly defined benefit pension plan for the Prescott employees, and other costs associated with the closure. Assets of $3.1 million associated with our Prescott mill, which include storeroom inventory and property, plant and equipment, have been recorded at fair value less costs to sell and are presented within current “Other assets” on the accompanying Consolidated Balance Sheets as of December 31, 2008. Pension and other postretirement benefit obligations associated with former Prescott employees are included within the applicable items on the accompanying balance sheets.

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

Revenues from discontinued operations were $1.2 billion in 2008, 2007 and 2006. Operating income (loss) from discontinued operations totaled $(4.2) million, $30.3 million and $10.6 million in 2008, 2007 and 2006, respectively. In the Consolidated Statements of Cash Flows, we have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations.

88   /   POTLATCH CORPORATION

NOTE 18.

Financial Results by Quarter (Unaudited)

(Dollars in thousands – except per-share amounts)

	Three Months Ended
	March 31		June 30		September 30		December 31
	2008	2007	2008	2007	2008	2007	2008	2007
Revenues	$112,559	$95,977	$103,024	$107,415	$130,791	$118,427	$93,583	$101,653
Costs and expenses:
Depreciation, depletion, and amortization	7,407	5,377	5,130	5,617	9,489	7,686	8,127	7,836
Materials, labor and other operating expenses	71,468	69,625	65,835	64,575	84,714	65,389	78,162	72,176
Selling, general and administrative expenses	16,513	11,902	11,434	12,107	13,284	13,966	7,211	16,008
Restructuring charge	—	2,796	—	35	—	(140)	—	(38)
	95,388	89,700	82,399	82,334	107,487	86,901	93,500	95,982
Earnings from continuing operations	20,934	6,721	18,054	23,132	24,428	34,967	5,426	7,511
Discontinued operations	(10,675)	(36,497)	3,424	10,819	821	6,045	(9,775)	3,734
Net earnings (loss)	$10,259	$(29,776)	$21,478	$33,951	$25,249	$41,012	$(4,349)	$11,245
Earnings per common share from continuing operations
Basic	$0.53	$0.17	$0.46	$0.59	$0.62	$0.89	$0.14	$0.19
Diluted	0.53	0.17	0.45	0.59	0.61	0.89	0.14	0.19
Earnings (loss) per common share from discontinued operations
Basic	$(0.27)	$(0.94)	$0.09	$0.28	$0.02	$0.15	$(0.25)	$0.10
Diluted	(0.27)	(0.93)	0.09	0.28	0.02	0.15	(0.25)	0.09
Net earnings (loss) per common share
Basic	$0.26	$(0.76)	$0.54	$0.87	$0.64	$1.05	$(0.11)	$0.29
Diluted	0.26	(0.76)	0.54	0.87	0.63	1.04	(0.11)	0.28

2008 FORM 10-K   /   89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited the accompanying consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Potlatch Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 27, 2009

90   /   POTLATCH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited Potlatch Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Potlatch Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on internal control over financial reporting based on our audit.

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

In our opinion, Potlatch Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 27, 2009

2008 FORM 10-K   /   91

PART IV

ITEM  15.

Schedule II

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	AMOUNTS CHARGED (CREDITED) TO COSTS AND EXPENSES	DEDUCTIONS[1]	BALANCE AT END OF YEAR
Reserve deducted from related assets:
Doubtful accounts –
Accounts receivable
Year ended December 31, 2008	$1,205	$1,270	$(806)	$1,669
Year ended December 31, 2007	$2,199	$2,218	$(3,212)	$1,205
Year ended December 31, 2006	$1,253	$1,245	$(299)	$2,199

[1]	Accounts written off, net of recoveries. The 2008 amount includes $765 related to the Clearwater Paper businesses that were spun off in December 2008 and are included in discontinued operations.

92   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
(2)(d)*	Asset Purchase Agreement, dated September 11, 2007, between Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant, as Buyer, and Western Pacific Timber, LLC, as Seller, regarding property located in Adams, Boise, and Valley counties, State of Idaho, filed as Exhibit (2)(d) to the Quarterly Report on Form 10-Q filed by the Registrant on October 29, 2007. (The Registrant agrees to furnish supplementally to the Securities and Exchange Commission (the “Commission”) upon request a copy of any omitted schedule.)

(2)(e)*	Asset Purchase Agreement, dated September 11, 2007, between Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant, as Buyer, and Western Pacific Timber, LLC, as Seller, regarding property located in Adams, Boise, Idaho, and Valley counties, State of Idaho, and the city of Cascade, Idaho, filed as Exhibit (2)(e) to the Quarterly Report on Form 10-Q filed by the Registrant on October 29, 2007. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule.)

(2)(f)*	Separation and Distribution Agreement, dated December 15, 2008, between the Registrant and Clearwater Paper Corporation, filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on December 18, 2008.

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	See Exhibits (3)(a) and (3)(b). The Registrant also undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(4)(a)*	Form of Indenture, dated as of April 1, 1986, filed as Exhibit (4)(a) to the Annual Report on Form 10-K filed by Potlatch Corporation, a Delaware corporation and the Registrant’s former parent corporation (“Original Potlatch”) for the fiscal year ended December 31, 1994 (“1994 Form 10-K”) (SEC File No. 1-5313) (on February 3, 2006, Original Potlatch merged with and into Potlatch Operating Company, a Delaware corporation and a wholly owned subsidiary of the Registrant, the Registrant then changed its name to “Potlatch Corporation” and became the new, publicly traded parent corporation).

(4)(a)(i)*	Form of Debenture for the $100 Million Principal Amount of 9-1/8% Credit Sensitive Debentures due December 1, 2009, filed as Exhibit (4)(c) to the 1994 Form 10-K (SEC File No. 1-5313).

(4)(a)(ii)*	Officers’ Certificate, dated December 6, 1989, filed as Exhibit (4)(d) to the 1994 Form 10-K (SEC File No. 1-5313).

(4)(a)(iii)	First Supplemental Indenture, dated as of February 3, 2006, amending Exhibit (4)(a).

(10)(a)[1]*	Potlatch Corporation Management Performance Award Plan, as amended effective December 2, 2004, filed as Exhibit (10)(a) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2004 (“2004 Form 10-K”).

(10)(a)(i)[1]*	Amendment to Potlatch Corporation Management Performance Award Plan, filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(b)[1]*	Potlatch Corporation Severance Program for Executive Employees, filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(c)[1]*	Potlatch Corporation 2000 Stock Incentive Plan, adopted December 2, 1999, as amended effective December 29, 2005, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006, and as amended September 16, 2006, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

2008 FORM 10-K   /   93

(10)(c)(ii)[1]*	Form of employee Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002, 2003 and 2004, filed as Exhibit (10)(c)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2001 (“2001 Form 10-K”) (SEC File No. 1-5313).

(10)(c)(iii)[1]*	Form of outside director Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(ii) to the 2001 Form 10-K (SEC File No. 1-5313).

(10)(d)[1]*	Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(d)(i)[1]*	Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2003 (SEC File No. 1-5313).

(10)(d)(ii)[1]*	Amendment, effective as of December 5, 2008, to Plan described in Exhibit (10)(d), filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(g)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(h)[1]	Potlatch Corporation Benefits Protection Trust Agreement.

(10)(i)(i)[1]*	Compensation of Outside Directors, effective as of January 1, 2008, filed as Exhibit (10)(i)(i) to the Annual Report on Form 10-K filed by the Registrant on February 20, 2008.

(10)(j)[1]*	Form of Indemnification Agreement with each director of the Registrant as set forth on Schedule A, filed as Exhibit (10)(j) to the 2001 Form 10-K (SEC File No. 1-5313).

(10)(j)(v)[1]	Amendment No. 6 to Schedule A to Exhibit (10)(j).

(10)(k)[1]*	Form of Indemnification Agreement with certain officers of the Registrant as set forth on Schedule A, filed as Exhibit (10)(k) to the 2001 Form 10-K (SEC File No. 1-5313).

(10)(k)(iv)[1]	Amendment No. 9 to Schedule A to Exhibit (10)(k).

(10)(n)[1]*	Potlatch Corporation 1995 Stock Incentive Plan, adopted December 7, 1995, as amended effective December 29, 2005, filed as Exhibit (10)(n) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006.

(10)(n)(vi)[1]*	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2002, filed as Exhibit (10)(n)(vi) to the 2004 Form 10-K.

(10)(o)*	Credit Agreement, dated as of December 8, 2008, among the Registrant and its wholly owned subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender, L/C issuer and collateral agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 10, 2008.

(10)(q)[1]*	Employment Agreement, effective February 6, 2006, between Original Potlatch and Michael J. Covey, filed as Exhibit 10(q) to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 2005, and Addendum to Employment Agreement dated December 1, 2006, between the Registrant and Michael J. Covey, filed as Exhibit 10(q) to the Current Report on Form 8-K filed by the Registrant on December 7, 2006.

(10)(q)(iii)[1]*	Addendum, dated effective September 19, 2008, to Employment Agreement effective February 6, 2006, between the Registrant and Michael J. Covey, filed as Exhibit (10)(q)(iii) to the Current Report on Form 8-K filed by the Registrant on September 24, 2008.

94   /   POTLATCH CORPORATION

(10)(q)(iv)[1]	Amendment, dated October 21, 2008, to Employment Agreement effective February 6, 2006, between the Registrant and Michael J. Covey.

(10)(r)[1]*	Potlatch Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(r)(i)[1]*	Form of Restricted Stock Unit Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for restricted stock unit awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(i) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006.

(10)(r)(ii)[1]*	Form of Performance Share Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for performance share awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(ii) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended on January 17, 2007, filed as Exhibit (10)(r)(ii) to the Current Report on Form 8-K filed by the Registrant on January 19, 2007.

(10)(r)(iv)[1]*	Potlatch Corporation Management Performance Award Plan II, as amended through February 20, 2008, filed as Exhibit (10)(r)(iv) to the Current Report on Form 8-K filed by the Registrant on February 26, 2008.

(10)(r)(v)[1]*	Amendment to Potlatch Corporation Management Performance Award Plan II, effective June 1, 2008, filed as Exhibit (10)(r)(v) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

(10)(s)[1]	Potlatch Corporation Deferred Compensation Plan for Directors II.

(10)(t)[1]*	Potlatch Corporation Salaried Supplemental Benefit Plan II, filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(v)[1]*	Offer Letter, dated May 21, 2007, between Potlatch Forest Products Corporation and Eric J. Cremers, filed as Exhibit (10)(v) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2007.

(10)(w)[1]*	Potlatch Corporation Annual Incentive Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(x)[1]*	Potlatch Corporation Management Deferred Compensation Plan, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(y)*	Retained Obligation Agreement, dated December 15, 2008, between the Registrant and Clearwater Paper Corporation, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 18, 2008.

(10)(z)*	Transition Services Agreement, dated December 15, 2008, between Potlatch Land & Lumber, LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and Clearwater Paper Corporation, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 18, 2008.

(10)(aa)*	Employee Matters Agreement, dated December 15, 2008, between the Registrant and Clearwater Paper Corporation, filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 18, 2008.

(10)(bb)*	Tax Sharing Agreement, dated December 15, 2008, among the Registrant, Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant, Potlatch Land & Lumber, LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and Clearwater Paper Corporation, filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 18, 2008.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Potlatch Corporation Subsidiaries.

2008 FORM 10-K   /   95

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.

[1]	Management contract or compensatory plan, contract or arrangement.

96   /   POTLATCH CORPORATION