Form 10-Q
period 2009-03-31
POTLATCH CORP
filed 2009-04-28
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

(509) 835-1500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐

Non-accelerated filer (Do not check if a smaller reporting company)  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of March 31, 2009 was 39,743,075.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.

Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues	$129,593	$112,559

Costs and expenses:
Depreciation, depletion and amortization	6,612	7,407
Materials, labor and other operating expenses	77,893	71,468
Selling, general and administrative expenses	9,177	12,656

	93,682	91,531

Earnings from continuing operations before interest and taxes	35,911	21,028
Interest expense	(4,834)	(5,281)
Interest income	30	328

Earnings from continuing operations before taxes	31,107	16,075
Income tax (provision) benefit	(2,336)	7,212

Earnings from continuing operations	28,771	23,287

Discontinued operations:
Loss from discontinued operations (including losses on disposal of $- and $(19,100))	(6,554)	(22,060)
Income tax benefit	2,603	9,032

	(3,951)	(13,028)

Net earnings	$24,820	$10,259

Other comprehensive income, net of tax
Defined benefit pension and other postretirement employee benefit plans:
Amortization of actuarial loss included in net periodic cost, net of tax of $628 and $963	$980	$1,507
Amortization of prior service credit included in net periodic pension cost, net of tax of $(16) and $(167)	(25)	(262)
Curtailment loss, net of tax of $- and $507	—	793

Other comprehensive income, net of tax	955	2,038

Comprehensive income	$25,775	$12,297

Earnings per common share from continuing operations:
Basic	$0.72	$0.59
Diluted	0.72	0.59
Loss per common share from discontinued operations:
Basic	(0.10)	(0.33)
Diluted	(0.10)	(0.33)
Net earnings per common share:
Basic	0.62	0.26
Diluted	0.62	0.26
Dividend distributions per common share (annual rate)	2.04	2.04
Average shares outstanding (in thousands):
Basic	39,742	39,316
Diluted	39,848	39,536

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Balance Sheets

Unaudited (Dollars in thousands - except per-share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$1,117	$885
Short-term investments	5,725	3,034
Receivables, net	18,435	38,750
Note receivable	100,000	100,000
Inventories	29,970	36,686
Other assets	16,863	16,423

Total current assets	172,110	195,778

Land, other than timberlands	3,521	3,521
Plant and equipment, at cost less accumulated depreciation	81,079	82,613
Timber, timberlands and related deposits, net	548,041	553,913
Deferred tax assets	85,864	74,653
Other assets	27,279	27,843

	$917,894	$938,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$100,010	$100,410
Current notes payable	96,000	129,100
Accounts payable and accrued liabilities	66,839	57,635

Total current liabilities	262,849	287,145

Long-term debt	220,936	220,927
Liability for pensions and other postretirement employee benefits	215,051	216,926
Other long-term obligations	14,423	15,089
Stockholders’ equity	204,635	198,234

	$917,894	$938,321

Stockholders’ equity per common share	$5.15	$4.99
Working capital deficit	$(90,739)	$(91,367)
Current ratio	0.7:1	0.7:1

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$24,820	$10,259
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Loss from discontinued operations	3,951	1,377
Loss on disposal of discontinued operations	—	11,651
Depreciation, depletion and amortization	6,612	7,407
Proceeds from sales deposited with a like-kind exchange intermediary	(2,030)	(19,042)
Basis of real estate sold	5,148	3,134
Deferred taxes	(9,219)	(514)
Equity-based compensation expense	847	893
Employee benefit plans	(1,242)	94
Other	—	54
Working capital changes	12,713	(1,860)

Net cash provided by operating activities from continuing operations	41,600	13,453

CASH FLOWS FROM INVESTING
Change in short-term investments	15,549	13,462
Additions to plant and properties	(2,462)	(18,523)
Deposits on timberlands	—	(27,328)
Other, net	(532)	(703)

Net cash provided by (used for) investing activities from continuing operations	12,555	(33,092)

CASH FLOWS FROM FINANCING
Change in book overdrafts	576	(4,464)
Increase (decrease) in notes payable	(33,100)	29,700
Issuance of common stock	48	316
Repayment of long-term debt	(391)	(191)
Distributions to common stockholders	(20,269)	(20,087)
Other, net	(53)	(2,460)

Net cash provided by (used for) financing activities from continuing operations	(53,189)	2,814

Cash flows provided by (used for) continuing operations	966	(16,825)
Cash flows of discontinued operations:
Operating cash flows	(734)	16,414
Investing cash flows	—	(2,243)
Financing cash flows	—	(18)

Increase (decrease) in cash	232	(2,672)
Cash at beginning of period	885	9,047

Cash at end of period	$1,117	$6,375

Interest paid in the three months ended March 31, 2009 and 2008 was $1.4 million and $1.8 million, respectively. Net income tax refunds in the three months ended March 31, 2009 and 2008 were $0.2 million and $4.1 million, respectively.

Not included in additions to plant and properties for the three months ended March 31, 2009 and 2008, are non-cash transactions totaling $0.2 million and $25.2 million, respectively, for the purchase of timberlands.

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Condensed Financial Statements

Unaudited

NOTE 1.

General

For purposes of this report, any reference to “Potlatch,” “the company,” “we,” “us,” and “our” means Potlatch Corporation and all of its wholly owned subsidiaries, except where the context indicates otherwise.

Potlatch is a real estate investment trust, or REIT, for federal income tax purposes. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily consists of income from the sale of standing timber. Through our wholly owned taxable REIT subsidiary, which we refer to in this report as Potlatch TRS, we also operate a real estate sales and development business and six manufacturing facilities that produce lumber, plywood and particleboard.

The accompanying Consolidated Condensed Balance Sheets at March 31, 2009 and December 31, 2008 and the Consolidated Condensed Statements of Operations and Comprehensive Income and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.

On December 16, 2008, we completed the tax-free spin-off of Clearwater Paper Corporation, or Clearwater Paper, which owns and operates our former pulp-based manufacturing businesses, consisting of our former pulp and paperboard and consumer products segments, as well as our wood products operations located in Lewiston, Idaho. Our results of operations, as presented in this quarterly report, classify the businesses owned by Clearwater Paper as discontinued operations.

In March 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill permanently ceased operations in May 2008. As a result, the Prescott operation is classified as discontinued operations in the financial statements for the three months ended March 31, 2009 and 2008.

Except for adjustments to the carrying value of the Prescott operations in 2008, made in conjunction with the closure and pursuant to Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and the tentative legal settlement with Ainsworth, described in Note 10, all adjustments were of a normal recurring nature.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 2, 2009.

NOTE 2.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 (as amended by FASB Staff Position, or FSP, FAS No. 157-2) is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities, and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis in the financial statements, the statement is effective for fiscal years beginning after November 15, 2008. With the exception of the deferred portion of SFAS No. 157, we adopted this Statement effective January 1, 2008, which did not have a material effect on our financial condition and results of operations. Adoption of the deferred portion of this Statement did not have a material effect on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement requires all companies to report noncontrolling or minority interests in subsidiaries as equity in the consolidated financial statements. The intention of SFAS No. 160 is to eliminate the diversity in practice regarding the accounting for transactions between a company and noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this Statement did not have a material effect on our financial condition and results of operations.

In December 2007, the FASB also issued SFAS No. 141 (Revised 2007), “Business Combinations.” This revised Statement, which we refer to as SFAS No. 141R, is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will have an impact on income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Adoption of this Statement did not have a material effect on our financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of this Statement did not have a material effect on our financial condition and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement was effective November 15, 2008 and did not result in a change in our current practice.

In December 2008, the FASB issued Staff Position FAS 132(R)-1 amending SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which, among other things, expands the required disclosures regarding assets in an employer’s pension and postretirement benefit plans. The primary changes are to add the fair value hierarchy disclosures required by SFAS No. 157 as it relates to the underlying assets of the pension and postretirement benefit plans. The disclosures required by this position are effective for fiscal years ending after December 15, 2009. This position will only impact our financial statement disclosures and will have no impact on our financial position or results of operations.

In April 2009, the FASB issued Staff Position, or FSP, No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which clarifies the determination of fair value in SFAS No. 157 for assets and liabilities that may be involved in transactions that would not be considered orderly as defined in the position statement. In April 2009, the FASB also issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP provides additional guidance in determining whether a debt security is other-than-temporarily impaired and how entities should record the impairment in the financial statements. The standard would require credit losses, as defined, to be recorded through the statement of operations and the remaining impairment loss to be recorded through accumulated other comprehensive income. Both of these staff positions are effective for annual and interim periods ending after June 15, 2009. Management does not expect these FSPs will have a material impact on our financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP will require companies to provide, on an interim basis, disclosures that are currently required in annual statements for the fair value of financial instruments. This FSP will be effective for interim periods ending after June 15, 2009. The FSP will impact our financial statement disclosures, but will have no impact on our financial position or results of operations.

NOTE 3.

Income Taxes

As a REIT, if we meet certain requirements, we generally will not be subject to federal corporate income taxes on our ordinary and capital gains income from our real estate investments that we distribute to our shareholders. We will, however, be subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) with respect to the sale of any real property owned at such date by the REIT within the first ten years following our conversion to a REIT. The built-in gains tax is eliminated or deferred if sale proceeds are reinvested in like-kind property in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sales agreement.

During the three month period ended March 31, 2009, we sold several REIT properties resulting in gains that were not deferred in accordance with the like-kind exchange provisions of the Internal Revenue Code. For the three months ended March 31, 2009, we recorded income tax expense of $11.3 million related to these sales. We had no sales in the three months ended March 31, 2008 that resulted in a built-in gains tax.

We will continue to incur federal and state corporate income taxes on earnings from our wood products manufacturing operations and the real estate sales and development activities conducted by Potlatch TRS. For the three months ended March 31, 2009 and 2008, we recorded income tax benefits related to the continuing operations of Potlatch TRS of $9.0 million and $7.2 million, respectively, which were due to pre-tax losses in that entity.

We reviewed the company’s tax positions at March 31, 2009, pursuant to the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and determined that no uncertain tax positions were taken during the first quarter of 2009, and that no new information was available at that time that would require derecognition of previously taken positions.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During each of the quarters ended March 31, 2009 and 2008, we reflected less than $0.1 million in interest and penalties. At March 31, 2009 and December 31, 2008, we had less than $0.1 million accrued for the payment of interest and penalties.

NOTE 4.

Discontinued Operations

On December 16, 2008, we completed the spin-off of the Clearwater Paper businesses. The results of these operations, plus other corporate and administrative costs directly attributable to the Clearwater Paper businesses are classified as discontinued operations.

In March 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill continued processing its remaining inventory of logs and permanently ceased operations in May 2008, affecting approximately 182 employees. As a result of the announced closure, we recorded an after-tax charge of $11.7 million in the first quarter of 2008. Revenues for the Prescott operation, which were previously included in our Wood Products segment revenues, were $13.3 million for the three months ended March 31, 2008.

The assets associated with the Prescott lumber mill, which include storeroom inventory and property, plant and equipment, are recorded at fair value less costs to sell and are presented within current “Other assets” on the Consolidated Condensed Balance Sheets. Pension and other postretirement benefit obligations associated with former Prescott employees are included within the applicable items on the accompanying balance sheets.

The results of discontinued operations in the first quarter of 2009 also included a pre-tax charge of $5.75 million for a tentative legal settlement related to the sale of our oriented strand board, or OSB, manufacturing facilities in 2004. The results of discontinued operations in the first quarter of 2008 also included a pre-tax charge of $2.7 million related to a settlement with the direct purchaser class in the OSB antitrust lawsuit.

NOTE 5.

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

We use a qualified intermediary to facilitate LKE transactions. Proceeds from forward transactions are held by the intermediary and are classified as restricted cash, within non-current assets, because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. Proceeds from reverse transactions are not restricted because the funds are not subject to significant risk, earn interest and are available upon demand; therefore, these proceeds are included in short-term investments. In the case of reverse transactions in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a long-term asset and included in

“Timber, timberlands and related deposits, net” in our Consolidated Condensed Balance Sheets and as “Deposits on timberlands” in the investing activities section of our Consolidated Condensed Statements of Cash Flows. Amounts deposited with a third party towards the potential future purchase of property that are not matched with LKE sales are also included in “Timber, timberlands and related deposits, net” in our Consolidated Condensed Balance Sheets and as “Deposits on timberlands” in our Consolidated Condensed Statements of Cash Flows.

At March 31, 2009, we had $3.0 million of proceeds from land sales deposited with a qualified LKE intermediary, with $2.6 million classified as short-term investments and $0.4 million classified as other long-term assets on the Consolidated Condensed Balance Sheets. At December 31, 2008, we had $3.3 million of proceeds from land sales deposited with a qualified LKE intermediary, with $3.0 million classified as short-term investments and $0.3 million classified as other long-term assets on the Consolidated Condensed Balance Sheets. These proceeds, when received from the qualified LKE intermediary, are included as non-cash adjustments to net earnings from continuing operations in the Consolidated Condensed Statements of Cash Flows.

NOTE 6.

Earnings per Common Share

Earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in calculating the basic and diluted earnings per share from continuing operations:

(Dollars in thousands - except per-share amounts)	Three Months Ended March 31,
	2009	2008
Earnings from continuing operations	$28,771	$23,287

Basic average common shares outstanding	39,742,284	39,316,414
Incremental shares due to:
Common stock options	9,143	61,752
Performance shares	72,101	135,227
Restricted stock units	24,860	23,039

Diluted average common shares outstanding	39,848,388	39,536,432

Basic earnings per common share from continuing operations	$0.72	$0.59

Diluted earnings per common share from continuing operations	$0.72	$0.59

For the three months ended March 31, 2009, 112,269 performance share awards, 24,220 restricted stock units and options to purchase 176,279 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. Options to purchase 145,456 shares of common stock were also excluded from the computation of diluted earnings per share for the three months ended March 31, 2009, because the per share exercise prices of the stock options were greater than the average market price of Potlatch’s common stock during this period. For the three months ended March 31, 2008, 60,994 performance share awards, 15,579 restricted stock units and options to purchase 112,934 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE 7.

Equity-Based Compensation

At March 31, 2009, we had three stock incentive plans, the 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At March 31, 2009, no shares were available for future issuance under the 1995 Stock Incentive Plan, while approximately 100,000 and 682,000 shares were authorized for future issuance under the 2000 and 2005 Stock Incentive Plans, respectively. All issuances of shares upon exercises of stock options or settlement of performance share awards or RSU awards are made through the issuance of new shares.

During the three months ended March 31, 2009, we recorded equity-based compensation expense of $0.8 million, of which $0.6 million related to performance shares and $0.2 million related to RSUs. During the three months ended March 31, 2008, we recorded equity-based compensation expense of $0.9 million, of which $0.7 million related to performance shares and $0.2 million related to RSUs. All outstanding stock options were fully vested prior to January 2006. The net income tax benefit associated with our equity-based compensation expense totaled $0.3 million in each of the three month periods ended March 31, 2009 and 2008.

Our outside directors are granted an annual award of common stock units that are credited to an account established on behalf of each director. These accounts are then credited with additional common stock units equal in value to the distributions that are paid on the same amount of common stock. Upon separation from service as a director, the common stock units held by the director in his or her stock unit account will be converted to cash based upon the then market price of the common stock and paid to the director.

Our outside directors also can each elect to defer compensation in the form of common stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of the company’s common stock. We recorded director deferred compensation income totaling $0.2 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

As required by SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R), $0 and $0.1 million of cash flows for the three months ended March 31, 2009 and 2008, respectively, representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized, have been classified as a financing cash inflow from continuing operations in the Consolidated Condensed Statements of Cash Flows.

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, were fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2009 or 2008.

A summary of outstanding stock options and changes during the three months ended March 31, 2009, is presented below:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	412,001	$21.44
Shares exercised	(2,000)	24.01	$6

Outstanding and exercisable at March 31	410,001	21.43	721

There were no unvested stock options outstanding during the three months ended March 31, 2009. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2008 was $0.2 million.

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$13.8594 to $16.6452	88,266	3.28 years	$15.26
$18.6083 to $19.2569	176,279	3.49 years	19.00
$24.0131 to $30.9204	145,456	3.64 years	28.12

$13.8594 to $30.9204	410,001	3.49 years	21.43

Cash received from stock option exercises for the three months ended March 31, 2009 and 2008 was less than $0.1 million and $0.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

PERFORMANCE SHARES

Performance share awards granted under our stock incentive plans have a three-year performance period, and shares are issued after the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%—200%. Performance share awards granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive dividend equivalents at the time of settlement equal to the distributions that would have been paid on the shares earned had the recipient owned the shares during the three-year period. The dividend equivalents are paid in shares.

The fair value of all performance share awards is estimated using a Monte Carlo simulation model. A summary of outstanding performance share awards as of March 31, 2009, and changes during the first quarter of 2009 is presented below:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	131,108	$50.51
Granted	112,269	33.32

Unvested shares outstanding at March 31	243,377	42.58	$5,164

As of March 31, 2009, there was $5.7 million of unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.9 years.

RESTRICTED STOCK UNITS

Our 2005 Stock Incentive Plan also allows for awards to be issued in the form of RSUs. During 2009 and 2008, certain officers and other select employees of the company were granted RSU awards that will accrue dividend equivalents based on distributions paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The terms of certain of the awards state that 20% of the RSUs vest on each of the first and second anniversaries of the grant date of the awards, with the remaining 60% vesting on the third anniversary. The terms of certain other RSUs provide for vesting upon the expiration of a set period of approximately three years.

A summary of the status of outstanding RSU awards as of March 31, 2009, and changes during the first quarter of 2009, is presented below:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	39,711	$45.38
Granted	21,720	24.34
Vested	(15,641)	52.45

Unvested shares outstanding at March 31	45,790	32.99	$1,062

For RSU awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price. The total fair value of RSU awards vested during the first quarter of 2009 was $0.8 million.

As of March 31, 2009, there was $1.0 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.9 years.

NOTE 8.

Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Lumber and other manufactured wood products	$12,392	$14,471
Logs and residuals	7,850	12,281
Land inventory	6,053	6,971
Materials and supplies	3,675	2,963

	$29,970	$36,686

NOTE 9.

Pension and Other Postretirement Employee Benefit Plans

The following table details the components of net periodic costs (benefit) of our pension and other postretirement employee benefit, or OPEB, plans for the three months ended March 31, 2009 and 2008:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$1,424	$2,836	$406	$684
Interest cost	5,781	9,439	1,930	4,325
Expected return on plan assets	(8,929)	(15,427)	—	—
Amortization of prior service cost (credit)	205	513	(246)	(942)
Amortization of actuarial loss	1,065	2,318	543	1,452

Net periodic cost (benefit)	$(454)	$(321)	$2,633	$5,519

The pension and OPEB amounts reported above for the three months ended March 31, 2008, include information for both continuing and discontinued operations.

Of the $1.0 million reported as “Other comprehensive income, net of tax,” on our Consolidated Condensed Statements of Operations and Comprehensive Income for the three months ended March 31, 2009, $0.8 million and $0.2 million related to our defined benefit pension and other postretirement employee benefit plans, respectively. Of the $2.0 million reported as “Other comprehensive income, net of tax,” on our Consolidated Condensed Statements of Operations and Comprehensive Income for the three months ended March 31, 2008, $1.7 million and $0.3 million related to our defined benefit pension and other postretirement employee benefit plans, respectively.

We reported in our 2008 Annual Report on Form 10-K that, due to the steep downturn in the stock market in the fourth quarter of 2008, our two company-sponsored tax-qualified defined benefit pension plans were underfunded at December 31, 2008, and, as a result, we would be required to make estimated contributions to our tax-qualified pension plans by September 2010. However, a recent Internal Revenue Service pronouncement provided significant funding relief to single-employer defined benefit plan sponsors. Consequently, we are not required to make contributions for 2009 to our defined benefit plans. However, we estimate contributions will total approximately $1.4 million in 2009 to our non-qualified pension plan. As of March 31, 2009, $0.4 million of contributions had been made. We do not anticipate funding our OPEB plans in 2009 except to pay benefit costs as incurred during the year by plan participants.

NOTE 10.

Contingencies

The following updates information included in the 2008 Annual Report on Form 10-K:

We sold our oriented strand board, or OSB, manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004. On September 28, 2005, Ainsworth notified us by letter of its claims under the indemnification provisions of the asset purchase agreement whereby Ainsworth purchased our OSB facilities. The claims involve alleged breaches of representations and warranties regarding the condition of certain of the assets sold to Ainsworth. In July 2006, Ainsworth filed a complaint for breach of contract in the United States District Court for the Southern District of New York seeking an unspecified amount of monetary damages. The federal court case was subsequently dismissed voluntarily, and Ainsworth refiled its complaint in the Supreme Court of the State of New York for the County of New York on September 21, 2006. Although we continue to believe we have meritorious defenses to this claim, we have reached a tentative settlement with Ainsworth for $5.75 million, solely to avoid the further expense and burden of the ongoing litigation.

NOTE 11.

Segment Information

(Dollars in thousands)
	Three Months Ended March 31,
	2009	2008
Segment Revenues
Resource	$47,206	$60,755

Real Estate	48,036	21,140

Wood Products
Lumber	27,865	36,057
Plywood	6,073	14,085
Particleboard	2,449	4,428
Other	8,442	10,647

	44,829	65,217

	140,071	147,112
Elimination of intersegment revenues	(10,478)	(34,553)

Total consolidated revenues	$129,593	$112,559

Intersegment revenues or transfers
Resource	$10,478	$31,101
Wood Products	—	3,452

Total	$10,478	$34,553

Operating Income (Loss)
Resource	$10,846	$17,195
Real Estate	41,512	16,651
Wood Products	(11,183)	(6,450)
Eliminations and adjustments	751	1,673

	41,926	29,069
Corporate	(10,819)	(12,994)

Earnings from continuing operations before taxes	$31,107	$16,075

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results

of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, cash flows, the nature of our REIT income, dividend distributions, compliance with REIT tax rules, costs, manufacturing output, capital expenditures, timber harvest levels, the funding of our pension plans, tax refunds, future land sales and acquisitions, like-kind exchanges and tax consequences, and other timber supply issues. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect management’s current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those factors discussed in Item 1A of our Annual Report on Form 10-K, as well as the following:

•	changes in timber harvest levels on our lands

•	changes in timber prices

•	changes in timberland values

•	changes in policy regarding governmental timber sales

•	changes in the United States and international economies

•	changes in the level of residential and commercial construction and remodeling activity

•	changes in tariffs, quotas and trade agreements involving wood products

•	changes in demand for our products

•	changes in production and production capacity in the forest products industry

•	competitive pricing pressures for our products

•	unanticipated manufacturing disruptions

•	changes in general and industry-specific environmental laws and regulations

•	unforeseen environmental liabilities or expenditures

•	weather conditions

•	changes in raw material and other costs

•	collectability of amounts owed by customers

•	the ability to satisfy complex rules in order to remain qualified as a REIT

•	changes in tax laws that could reduce the benefits associated with REIT status

Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

OVERVIEW

We are a real estate investment trust, or REIT, with approximately 1.6 million acres of timberlands in Arkansas, Idaho, Minnesota and Wisconsin. Through a wholly owned taxable subsidiary, which we refer to in this report as Potlatch TRS, we also operate a real estate sales and development business and six manufacturing facilities that produce lumber, plywood and particleboard.

On December 16, 2008, we completed the tax-free spin-off of Clearwater Paper Corporation, or Clearwater Paper, which owns and operates our former pulp-based manufacturing businesses, consisting of our former pulp and paperboard and consumer products segments, as well as our wood products operations located in Lewiston, Idaho. Our results of operations, as presented in this quarterly report, classify the businesses owned by Clearwater Paper as discontinued operations.

In March 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill permanently ceased operations in May 2008. As a result, the Prescott operation is classified as discontinued operations in the financial statements for the three months ended March 31, 2009 and 2008.

As of March 31, 2009, our business was organized into three segments:

•

The business of the Resource segment consists of the management of our timberlands to optimize the value of all possible revenue producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include planting trees, harvesting trees, building and maintaining roads, development of management plans and recreation lease management. For the first three months of 2009, Resource segment revenues were $47.2 million, representing approximately 34% of our revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $10.5 million for the period.

•

The business of the Real Estate segment consists primarily of the sale of selected non-core timberland real estate. From time to time, we also take advantage of opportunities to sell timberland to meet various financial and strategic objectives. The segment plays an active role in negotiations for all timberland acquisitions, and engages in real estate development activities through Potlatch TRS. Results for the segment depend on the demand for our non-core timberlands, the timing of closing of sales of properties and our ability to match sales of property with acquisitions in LKE transactions. Consequently, revenues for the segment are seldom comparable or predictable between periods. Real Estate segment revenues for the first three months of 2009 were $48.0 million, which represented approximately 34% of our revenues from continuing operations. The segment did not have intersegment revenues during the period.

•

The Wood Products segment manufactures lumber, plywood and particleboard at six mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment revenues were $44.8 million for the first three months of 2009, representing approximately 32% of our revenues from continuing operations, before elimination of intersegment revenues. The segment did not have intersegment revenues during the period.

FACTORS INFLUENCING OUR RESULTS OF OPERATIONS AND CASH FLOWS

The operating results of our timberlands, real estate and wood products manufacturing businesses have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses, such as log costs, asset dispositions or acquisitions, and other factors.

Fluctuating Timber Prices. Our results of operations and cash flows are materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors affecting demand, such as changes in economic conditions, construction activity levels, interest rates, credit availability, population growth and weather conditions, as well as changes in timber supply and other factors. All of these factors can vary by region and by timber type, such as sawlogs or pulpwood logs. In the first quarter of 2009, average sawlog prices were approximately 25% lower in the Northern region and approximately 15% lower in the Southern region compared to the first quarter of 2008, due primarily to curtailments and closures of lumber mills in the western U.S. and reduced construction levels.

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

Harvest Levels. Changes in harvest levels on our timberlands also may have a significant impact on our results of operations, due in part to the low cost basis of much of our timber from timberlands that we acquired many years ago. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. In 2008, the overall harvest from our timberlands was 4.4 million tons. In our 2008 Form 10-K, we projected our timber harvest to be between 4.2 million and 4.4 million tons in 2009. However, we are currently assessing whether to defer a portion of our sawlog harvest based on changing market conditions.

On a short-term basis, we also experience seasonally lower harvest activity during the winter and spring due to weather conditions. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands, such as the Idaho timberlands purchased in January 2008 and September 2007 and the Wisconsin timberlands purchased in January 2007, and sales of existing timberlands. In addition to timberland acquisitions and sales, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.

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

The forest products industry in general and the wood products business in particular were adversely affected in 2008 and the first quarter of 2009 by the national decline in home building and the subsequent weak demand and lower prices for wood products. As a result of these weak market conditions, we permanently closed our lumber mill at Prescott, Arkansas in May 2008. Our Minnesota lumber mill operated at approximately 75% of normal production in the first two months of 2009, then returned to a full production level in March 2009. Our Idaho lumber mill also operated at approximately 75% of normal production from the beginning of 2009 through mid-April when it returned to a full production schedule. Our Idaho plywood facility operated at approximately 60% of normal production since the beginning of 2009, and is scheduled to return to full production in early May. Our Idaho particleboard plant was shut down for the month of January 2009, and since then has been running at 50% of normal levels to better balance production with the available fiber supply and demand for particleboard. We do not expect a meaningful recovery in the wood products markets in the near term.

One of the most significant expenses of our wood products segment is the cost of sawlogs and wood fiber needed to supply our manufacturing facilities. The cost of logs that supply our lumber mills has at times fluctuated greatly as a result of the factors discussed above affecting the price of our timber. Selling prices of our wood products have not always increased in response to log price increases, nor have log prices always decreased in conjunction with declining wood products prices. The results of operations of our wood products business have been and may in the future be adversely affected if we are unable to pass cost increases through to our customers.

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

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are discussed on pages 56-63 of our Annual Report on Form 10-K for the year ended December 31, 2008. Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. Changes in these estimates are recorded periodically based on updated information. Our critical accounting policies are discussed below.

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

Following are examples of factors that add to the complexity of the assumptions we make regarding capitalized or expensed costs:

•	harvest cycles can vary by geographic region and by species of timber;

•	weather patterns can affect annual harvest levels;

•	environmental regulations and restrictions may limit our ability to harvest certain timberlands;

•	changes in harvest plans may occur;

•	scientific advancement in seedlings and timber growing technology may affect future harvests;

•	land sales and acquisitions affect volumes available for harvest; and

•	major forest fire events, storm damage and pest infestations can significantly affect future harvest levels.

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

Deferred tax assets. We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets as prescribed under the Internal Revenue code. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken, we believe that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2009. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified. Such tax planning strategies include the transfer of income-producing timberlands from the REIT to Potlatch TRS to generate income sufficient to fund our pension and other post-employment obligations, and thus realize our deferred tax assets.

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

Pension and postretirement employee benefits. The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the discount rate applied to pension plan obligations and the rate of return on plan assets. For other postretirement employee benefits, or OPEB, plans, which provide certain health care and life insurance benefits to qualified retired employees, critical assumptions in determining OPEB expense are the discount rate applied to benefit obligations and the assumed health care cost trend rates used in the calculation of benefit obligations.

Note 12 to our 2008 Annual Report on Form 10-K consolidated financial statements includes information on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense for the three years ended December 31, 2008, as well as the funded status for our pension and OPEB plans as of December 31, 2008 and 2007. Note 9, “Pension and Other Postretirement Employee Benefit Plans,” of this Form 10-Q includes information on the components of pension and OPEB expense for the three months ended March 31, 2009 and 2008.

The discount rate used in the determination of pension benefit obligations and pension expense is a weighted average benchmark rate based on high-quality fixed income investment interest rates. At December 31, 2008 and 2007, we calculated obligations using discount rates of 6.15% and 6.40%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The assumed long-term rates of return on pension plan assets used for the years ended December 31, 2008 and 2007 were 8.5% and 9.0%, respectively. Over the past 31 years, the period we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 10%, as of December 31, 2008.

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

We reported in our 2008 Annual Report on Form 10-K that, due to the steep downturn in the stock market in the fourth quarter of 2008, our two company-sponsored tax-qualified defined benefit pension plans were underfunded at December 31, 2008, and, as a result, we would be required to make estimated contributions to our tax-qualified pension plans by September 2010. However, a recent Internal Revenue Service pronouncement provided significant funding relief to single-employer defined benefit plan sponsors. Consequently, we are not required to make contributions for 2009 to our defined benefit plans. However, we estimate contributions will total approximately $1.4 million in 2009 to our non-qualified pension plan. As of March 31, 2009, $0.4 million of contributions had been made. We do not anticipate funding our OPEB plans in 2009 except to pay benefit costs as incurred during the year by plan participants.

For our OPEB plans, expense for 2008 related to continuing operations was $10.3 million. The OPEB expense for 2008 for both continuing and discontinued operations was $18.5 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 6.15% and 6.40% at December 31, 2008 and 2007, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2008 was a 9% increase over the previous year, with the rate of increase scheduled to decline one percent annually to a long-term ultimate rate increase assumption of 6% for 2011 and thereafter.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.3 million. A 1% change in the assumption for health care cost trend rates would have affected 2008 plan expense by approximately $0.9 to $1.1 million and the total postretirement employee obligation by approximately $11.6 to $13.5 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income. The expense is allocated to all business segments. At March 31, 2009, and December 31, 2008, liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 to our 2008 Form 10-K consolidated financial statements for further discussion.

RESULTS OF OPERATIONS

As noted above, our business is organized into three reporting segments: Resource; Real Estate; and Wood Products. Sales or transfers between segments are recorded as intersegment revenues based on prevailing market prices. Because of the role of the Resource segment in supplying our Wood Products segment with wood fiber, intersegment revenues can represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” section below, segment revenues are presented before elimination of intersegment revenues.

The following table sets forth period-to-period changes in items included in our Consolidated Condensed Statements of Operations and Comprehensive Income for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008	Change
Revenues	$129,593	$112,559	$17,034

Costs and expenses:
Depreciation, depletion and amortization	6,612	7,407	(795)
Materials, labor and other operating expenses	77,893	71,468	6,425
Selling, general and administrative expenses	9,177	12,656	(3,479)

Earnings from continuing operations before interest and taxes	35,911	21,028	14,883
Interest expense	(4,834)	(5,281)	447
Interest income	30	328	(298)
Income tax (provision) benefit	(2,336)	7,212	(9,548)

Earnings from continuing operations	28,771	23,287	5,484
Discontinued operations, net of tax	(3,951)	(13,028)	9,077

Net earnings	$24,820	$10,259	$14,561

Other comprehensive income, net of tax	955	2,038	(1,083)

Comprehensive income	$25,775	$12,297	$13,478

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Revenues – Revenues increased $17.0 million, or 15%, in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to increased revenues from our Real Estate segment, partially offset by decreased revenues from the Wood Products segment. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Depreciation, depletion and amortization – Depreciation, depletion and amortization expense decreased $0.8 million, or 11%, in the first three months of 2009 compared to the same period in 2008. A 3% decrease in harvest levels by the Resource operations contributed to decreased depletion expense, which was partially offset by increased amortization expense related to fees for the new bank credit facility we entered into in December 2008.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased $6.4 million, or 9%, in the first quarter of 2009 compared to the first quarter of 2008. The higher expenses were primarily due to increased costs associated with increased sales of logs to external customers, a higher cost basis for the acreage sold in the first quarter of 2009 and other costs associated with additional sales of land.

Selling, general and administrative expenses – Selling, general and administrative expenses decreased $3.5million, or 27%, in the first quarter of 2009 compared to the same period in 2008. The decrease was due primarily to higher compensation-related expenses and legal expenses in the first quarter of 2008.

Interest expense – Interest expense decreased $0.4 million, or 8%, from the same period in 2008, primarily due to lower levels of borrowings outstanding under our bank credit facility during the first quarter of 2009 compared to the first quarter of 2008.

Interest income – Interest income decreased $0.3 million from the same period in 2008, primarily due to lower levels of short-term investments during the first quarter of 2009 compared to the same period in 2008.

Income tax (provision) benefit – We recorded an income tax provision related to our continuing operations of $2.3 million in the first quarter of 2009, compared to an income tax benefit of $7.2 million in the first quarter of 2008. The income tax provision in the first quarter of 2009 resulted from built-in gains taxes on land sales in the period that we were not able to match for Section 1031 purposes, net of a tax benefit associated with the losses from Potlatch TRS. The income tax benefit in 2008 was due to pre-tax losses from Potlatch TRS.

Discontinued operations – Discontinued operations for both periods included the operations of the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008. The first quarter 2009 discontinued operations results also included a pre-tax charge of $5.75 million for an accrual related to a tentative settlement of litigation arising from the sale of our oriented strand board manufacturing facilities in 2004. The first quarter 2008 results also included a pre-tax charge of $2.7 million for our settlement with the direct purchaser plaintiffs in the OSB antitrust lawsuit.

Other comprehensive income, net of tax – We recorded other comprehensive income, net of tax, of $1.0 million for the first quarter of 2009, compared to $2.0 million for the first quarter of 2008.

DISCUSSION OF BUSINESS SEGMENTS

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008	Change
Segment Revenues
Resource	$47,206	$60,755	$(13,549)

Real Estate	48,036	21,140	26,896

Wood Products
Lumber	27,865	36,057	(8,192)
Plywood	6,073	14,085	(8,012)
Particleboard	2,449	4,428	(1,979)
Other	8,442	10,647	(2,205)

	44,829	65,217	(20,388)

Total segment revenues, before eliminations	$140,071	$147,112	$(7,041)

Operating Income (Loss)
Resource	$10,846	$17,195	$(6,349)
Real Estate	41,512	16,651	24,861
Wood Products	(11,183)	(6,450)	(4,733)

Total segment operating income, before corporate and eliminations	$41,175	$27,396	$13,779

Operating income for our Resource segment decreased $6.3 million, or 37%, for the first three months of 2009, from the same period in 2008. Revenues for the segment decreased $13.5 million, or 22%, during the first quarter of 2009 from the first quarter of 2008. The decrease in revenues was primarily due to lower sales prices in both the Northern and Southern regions, combined with 3% lower overall selling volumes. Lower sales prices accounted for approximately $11.9 million of the decrease in revenues, while lower sales volumes accounted for approximately $0.6 million of the decrease. In the Northern region, sawlog prices and sales volumes decreased approximately 25% and 17%, respectively, primarily due to shutdowns of numerous sawmills in Idaho associated with the decline in the housing market. Also in the Northern region, prices for pulpwood increased 1%, while sales volumes decreased approximately 27%. In the Southern region, prices for sawlogs and pulpwood decreased 15% and 12%, respectively, while sales volumes increased 26% and 48%, respectively. Dry weather in the Southern region allowed for favorable logging conditions during the first quarter of 2009. Expenses for the segment decreased $7.2 million, or 17%, during the first three months of 2009 from the same period in 2008. The lower expenses were primarily related to cost control measures implemented by the company and decreased overall harvest levels.

Operating income for our Real Estate segment increased $24.9 million, to $41.5 million, for the first quarter of 2009 compared to the same period in 2008. Revenues for the segment increased $26.9 million for the first three months of 2009 over the first three months of 2008. We sold approximately 24,500 acres of timberland in Arkansas in January 2009 for approximately $43.3 million, or $1,760 per acre. In addition, we had one other non-strategic land sale of approximately 3,000 acres for $1.5 million, or $500 per acre. Other land sales in the first quarter of 2009 totaled approximately 2,500 acres at an overall average price of approximately $1,300 per acre. We sold approximately 23,500 acres of land in Minnesota in the first quarter of 2008 at an average price of approximately $370 per acre. Other land sales in the first quarter of 2008 totaled approximately 5,500 acres at an average price of nearly $2,250 per acre. Results for the segment depend to a large extent on the timing of closings of transactions for properties we sell and the types of properties sold. Real Estate segment expenses were $6.5 million in the first quarter of 2009, an increase of $2.0 million over the first quarter of 2008. The increased expense was primarily due to the higher cost basis of the land sold in the first quarter of 2009.

The Wood Products segment reported an operating loss of $11.2 million for the first quarter of 2009, compared to an operating loss of $6.5 million in the same period of 2008. Revenues for the segment decreased $20.4 million, or 31%, from the first quarter of 2008. Lumber revenues decreased $8.2 million, or 23%, in the first quarter of 2009 from the same period in 2008. The lower lumber revenues were due to 13% lower selling prices and an 11% decrease in sales volumes. Our Minnesota lumber mill operated at approximately 75% of normal production in the first two months of 2009, then returned to a full production level in March 2009. Our Idaho lumber mill also operated at approximately 75% of normal production during the first quarter of 2009. Plywood revenues decreased $8.0 million, or 57%, during the first three months of 2009 from the first three months of 2008. The decrease was due to lower sales volumes, as selling prices remained level between the periods. Our Idaho plywood facility operated at approximately 60% of normal production during the first quarter of 2009. Particleboard revenues decreased $2.0 million, or 45%, for the first quarter of 2009 from the same period in 2008. The lower revenues were due to a 48% decrease in sales volumes that was partially offset by slightly higher selling prices. Our Idaho particleboard plant was shut down for the month of January 2009, then for the remainder of the first quarter of 2009 ran at 50% of normal levels to better balance production with the available fiber supply and demand for particleboard. Other revenues for the segment, which consist primarily of the sale of lumber mill by-products such as residuals and chips, decreased $2.2 million, or 21%, during the first quarter of 2009 from the first quarter of 2008. The decrease in other revenues was primarily due to lower production from our lumber mills resulting in fewer by-products. Expenses for the segment decreased $15.7 million, or 22%, for the first three months of 2009 from the same period of 2008. The decrease in expenses was primarily due to lower log costs, lower labor and supply costs associated with reduced production levels and decreased lumber shipments.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, our financial position included long-term debt of $320.9 million, including current installments on long-term debt of $100.0 million, and current notes payable of $96.0 million. Long-term debt at March 31, 2009 (including current installments) decreased $0.4 million from the $321.3 million balance at December 31, 2008. Notes payable at March 31, 2009, decreased $33.1 million from the December 31, 2008, balance of $129.1 million due to reduced borrowings under our bank credit facility. Stockholders’ equity for the first three months of 2009 increased $6.4 million due to net earnings of $24.8 million, partially offset by a regular quarterly cash distribution to common stockholders of $20.3 million. The ratio of long-term debt (including current installments) to stockholders’ equity was 1.57 to 1 at March 31, 2009, compared to 1.62 to 1 at December 31, 2008.

The $100.0 million of credit sensitive debentures are due in December 2009. Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2009, are as follows:

(Dollars in thousands)
2010	$11
2011	5,011
2012	21,656
2013	8,413
2014	21,000

Cash Flows Summary

The following table presents information regarding our cash flows for the three months ended March 31, 2009 and 2008.

(Dollars in thousands)	Three Months Ended March 31,
	2009	2008
Cash flows from continuing operations:
Net cash provided by operations	$41,600	$13,453
Net cash provided by (used for) investing	12,555	(33,092)
Net cash provided by (used for) financing	(53,189)	2,814

Cash flows provided by (used for) continuing operations	966	(16,825)
Cash flows of discontinued operations	(734)	14,153

Increase (decrease) in cash	232	(2,672)
Cash at beginning of period	885	9,047

Cash at end of period	$1,117	$6,375

Working capital totaled negative $90.7 million at March 31, 2009, an increase of $0.7 million from the December 31, 2008 balance of negative $91.4 million. The significant changes in the components of working capital are as follows:

•

Notes payable totaled $96.0 million at March 31, 2009, compared to $129.1 million at December 31, 2008, a decrease of $33.1 million. The decrease was primarily due to payments on our bank credit facility in the first quarter of 2009 as proceeds from the sale of timberland in Arkansas were used to reduce our borrowings.

•

Accounts payable and accrued liabilities increased $9.2 million primarily due to the $5.75 million accrual associated with discontinued operations and increased property and income tax accruals, partially offset by a decrease in trade payables.

•	Receivables decreased $20.3 million primarily due to payment of the $16.6 million accounts receivable balance from Clearwater Paper recorded on our balance sheet at December 31, 2008.

•

Inventories decreased $6.7 million primarily due to lower log, lumber and other manufactured wood products inventories due to the reduced production levels at our wood products manufacturing facilities.

Net cash provided by operating activities from continuing operations for the first three months of 2009 totaled $41.6 million, compared to $13.5 million for the same period in 2008. The increase was due to higher earnings from continuing operations and a higher amount of cash provided from working capital changes in the first three months of 2009 compared to the same period in 2008.

Net cash provided by investing activities from continuing operations was $12.6 million for the three months ended March 31, 2009. Net cash used for investing activities from continuing operations was $33.1 million for the three months ended March 31, 2008. In the first three months of 2009, a $15.5 million increase in short-term investments was partially offset by $2.5 million of capital expenditures. In the first three months of 2008, we used $27.3 million for deposits on timberlands and $18.5 million for capital expenditures, including $16.4 million in cash for the acquisition of timberlands in Idaho. The deposits on timberlands represent the portion of timberlands that were purchased on our behalf by a section 1031 like-kind exchange qualified intermediary and held by the intermediary until matched with sales of company-owned properties through our like-kind exchange process or the end of a 180-day period, whichever comes first. These uses of cash in the first quarter of 2008 were partially offset by a net cash inflow of $13.5 million from a change in our short-term investments.

Capital expenditures of $2.5 million in the first three months of 2009 were primarily for forestland activities and various smaller projects designed to improve product quality and manufacturing efficiency.

Net cash used for financing activities totaled $53.2 million for the three months ended March 31, 2009. Net cash provided by financing activities totaled $2.8 million for the three months ended March 31, 2008. Net cash used for financing activities in the first quarter of 2009 primarily resulted from paying down the outstanding balance of our bank credit facility by $33.1 million and payment of our regular quarterly cash distributions to shareholders of $20.3 million. Net cash provided by financing activities in the first three months of 2008 was primarily due to an increase of

$29.7 million in the balance of our bank credit facility, which was partially offset by a regular quarterly cash distribution to common stockholders of $20.1 million and the change in book overdrafts of $4.5 million.

Our regular quarterly cash distributions totaled approximately $20.3 million and $20.1 million in the first quarters of 2009 and 2008, respectively. Based on our outlook for 2009 and taking into account planned harvest activities, we expect to fund a significant portion of our 2009 annual cash distributions using the cash flows from our REIT-qualifying timberland operations and real estate sales. Any shortfall between cash available for distribution from REIT operations and our 2009 distributions to stockholders is expected to be funded through cash on hand, bank borrowings, revenues from sales of timberlands or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If we do not generate sufficient cash flows primarily from our timberland operations and real estate sales and we are unable to borrow, or elect not to do so, we may be required to reduce our quarterly distributions. Significant decreases in timber or timberland prices or other factors that have a materially adverse effect on the cash flows from our REIT operations could result in our inability to maintain our current distribution rate.

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

Our current secured bank credit facility, which expires in December 2013, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $20 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Until the $100 million principal amount of credit sensitive debentures due in December 2009 are paid by Clearwater Paper, as discussed below, availability under the credit facility for purposes other than repayment of the credit sensitive debentures is reduced by $100 million. Subject to certain conditions and agreement of the lenders, the facility may be increased by up to an additional $100 million. As of March 31, 2009, there were $96.0 million of borrowings outstanding under the revolving line of credit, and approximately $8.7 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at March 31, 2009 was $145.3 million, subject to the $100 million availability limitation described above. In January 2009, we used the proceeds from the sale of approximately 24,500 acres of land in Arkansas to pay down the credit facility. Loans under the credit facility bear interest at LIBOR plus between 3.0% and 4.0% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus between 3.0% and 4.0% for other loans. As of March 31, 2009, the weighted average interest rate on the $96.0 million of borrowings outstanding under the revolving line of credit was approximately 4.0%. As of March 31, 2009, we are eligible to borrow under the credit facility at LIBOR plus 3.50%.

The credit facility is secured by a pledge of the capital stock of our subsidiaries and by a portion of our timberlands in Idaho necessary to satisfy the minimum collateral coverage ratio, as described below. This pledge is on an equal rights of payment and level of seniority basis with the $22.5 million principal amount of 6.95% debentures due 2015, the $100.0 million principal amount of credit sensitive debentures due 2009 and the $48.8 million principal amount of medium-term notes due 9 months to 30 years from the date of issuance.

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

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of March 31, 2009.

	Covenant Requirement	Actual Ratio at March 31, 2009
Minimum Interest Coverage Ratio	2.50 to 1.00	5.83 to 1.00
Minimum Collateral Coverage Ratio	2.25 to 1.00	2.95 to 1.00
Maximum Funded Indebtedness to Capitalization Ratio	60.0%	54.5%

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

We and several of our subsidiaries are parties to the credit agreement and eligible to borrow thereunder, subject to the specified borrowing limits and continued compliance with debt covenants. Any borrowings by one of these entities under the credit facility reduces the credit available for all the entities. As a result, borrowings by Potlatch TRS under the credit facility will, until repaid, reduce the amount of borrowings otherwise available to us for purposes such as the funding of quarterly distributions.

In 2005, the entity now known as Clearwater Paper assumed the obligation to pay all principal and interest on the $100 million principal amount of credit sensitive debentures previously issued by our wholly owned subsidiary, Potlatch Forest Holdings, Inc. The debentures become due and payable in full on December 1, 2009. In connection with the spin-off, we entered into the Retained Obligation Agreement with Clearwater Paper, which provides that Clearwater Paper will continue to be obligated to make all payments of principal and interest on the debentures to the holders of the debentures.

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

As of March 31, 2009, we had $96.0 million of borrowings outstanding under our secured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on our outstanding credit facility borrowings of $96.0 million at March 31, 2009, would have a $1.0 million annual effect on interest expense. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

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

In December 2008, S&P raised our senior unsecured debt rating to BB+, resulting in an interest rate decrease to 12.5% on our credit sensitive debentures. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in December 2007.

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands)

	Expected Maturity Date (as of March 31, 2009)
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt:
Fixed rate	$100,010	$11	$5,011	$21,656	$8,413	$185,845	$320,946
Average interest rate	12.5%	6.5%	8.6%	8.3%	7.5%	6.7%	8.7%
Fair value at 3/31/09							$218,585

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

As part of the spin-off of the Clearwater Paper businesses, we entered into a Transition Services Agreement with Clearwater Paper whereby certain internal control processes will be monitored for a period of time by former Potlatch employees who became Clearwater Paper employees as of December 16, 2009. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.

Legal Proceedings

We sold our oriented strand board, or OSB, manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004. On September 28, 2005, Ainsworth notified us by letter of its claims under the indemnification provisions of the asset purchase agreement whereby Ainsworth purchased our OSB facilities. The claims involve alleged breaches of representations and warranties regarding the condition of certain of the assets sold to Ainsworth. In July 2006, Ainsworth filed a complaint for breach of contract in the United States District Court for the Southern District of New York seeking an unspecified amount of monetary damages. The federal court case was subsequently dismissed voluntarily, and Ainsworth refiled its complaint in the Supreme Court of the State of New York for the County of New York on September 21, 2006. Although we continue to believe we have meritorious defenses to this claim, we have reached a tentative settlement with Ainsworth for $5.75 million, solely to avoid the further expense and burden of the ongoing litigation.

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.

Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. See Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008, titled “Risk Factors.”

ITEM 6.

Exhibits

The exhibit index is located on page 29 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

By	/s/ Eric J. Cremers
Eric J. Cremers
Vice President, Finance and Chief Financial Officer
(Duly Authorized; Principal Financial Officer)

By	/s/ Terry L. Carter
Terry L. Carter
Controller and Treasurer
(Duly Authorized; Principal Accounting Officer)

Date: April 28, 2009

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	See Exhibit (3)(b). Registrant also undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(k)*[1]	Form of Indemnification Agreement with certain officers of the Registrant as set forth on Schedule A, filed as Exhibit (10)(k) to the Annual Report on Form 10-K filed by the Registrant’s former parent corporation for the fiscal year ended December 31, 2001 (SEC File No. 1-5313).

(10)(k)(iv)*[1]	Amendment No. 9 to Schedule A to Exhibit (10)(k), filed as Exhibit (10)(k)(iv) to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 2008.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.
[1]	Management contract or compensatory plan, contract or arrangement.