Form 10-Q
period 2009-06-30
POTLATCH CORP
filed 2009-07-30
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

The number of shares of common stock of the registrant outstanding as of June 30, 2009 was 39,745,368.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.

Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands, except per-share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$78,782	$103,024	$208,375	$215,583

Costs and expenses:
Depreciation, depletion and amortization	4,906	5,130	11,518	12,537
Materials, labor and other operating expenses	63,113	65,835	141,006	137,303
Selling, general and administrative expenses	10,139	10,093	19,316	22,749

	78,158	81,058	171,840	172,589

Earnings from continuing operations before interest and taxes	624	21,966	36,535	42,994
Interest expense	(4,880)	(5,392)	(9,714)	(10,673)
Interest income	8	126	38	454

Earnings (loss) from continuing operations before taxes	(4,248)	16,700	26,859	32,775
Income tax benefit	7,940	2,172	5,604	9,384

Earnings from continuing operations	3,692	18,872	32,463	42,159

Discontinued operations:
Gain (loss) from discontinued operations (including losses on disposal of $-, $(916), $-, and $(20,016))	130	3,990	(6,424)	(18,071)
Income tax benefit (provision)	(56)	(1,383)	2,547	7,649

	74	2,607	(3,877)	(10,422)

Net earnings	$3,766	$21,479	$28,586	$31,737

Other comprehensive income (loss), net of tax
Defined benefit pension and other postretirement benefit plans:
Amortization of actuarial loss included in net periodic cost, net of tax of $627, $613, $1,254, and $1,576	$981	$957	$1,961	$2,464
Amortization of prior service credit included in net periodic cost, net of tax of $(16), $(168), $(32), and $(335)	(25)	(261)	(50)	(523)
Curtailment loss, net of tax of $77, $24, $77, and $531	121	37	121	830

Other comprehensive income, net of tax	1,077	733	2,032	2,771

Comprehensive income	$4,843	$22,212	$30,618	$34,508

Earnings per common share from continuing operations:
Basic	$0.09	$0.48	$0.82	$1.07
Diluted	0.09	0.48	0.81	1.06
Earnings (loss) per common share from discontinued operations:
Basic	$—	$0.06	$(0.10)	$(0.26)
Diluted	—	0.06	(0.09)	(0.26)
Net earnings per common share:
Basic	$0.09	$0.54	$0.72	$0.81
Diluted	0.09	0.54	0.72	0.80
Distributions per common share	$0.51	$0.51	$1.02	$1.02
Average shares outstanding (in thousands):
Basic	39,745	39,459	39,743	39,389
Diluted	39,869	39,696	39,876	39,633

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Balance Sheets

Unaudited (Dollars in thousands, except per-share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$2,178	$885
Short-term investments	2,112	3,034
Receivables, net	28,665	38,750
Restricted cash	106,250	—
Note receivable	—	100,000
Inventories	28,244	36,686
Other assets	17,310	16,423

Total current assets	184,759	195,778

Land, other than timberlands	3,521	3,521
Plant and equipment, at cost less accumulated depreciation	78,642	82,613
Timber, timberlands and related deposits, net	547,104	553,913
Deferred tax assets	74,905	74,653
Other assets	27,374	27,843

	$916,305	$938,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$100,007	$100,410
Current notes payable	121,300	129,100
Accounts payable and accrued liabilities	68,818	57,635

Total current liabilities	290,125	287,145

Long-term debt	220,937	220,927
Liability for pensions and other postretirement employee benefits	212,597	216,926
Other long-term obligations	14,797	15,089
Stockholders’ equity	177,849	198,234

	$916,305	$938,321

Stockholders’ equity per common share	$4.47	$4.99
Working capital	$(105,366)	$(91,367)
Current ratio	0.6:1	0.7:1

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$28,586	$31,737
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Loss (gain) from discontinued operations	3,877	(1,788)
Loss on disposal of discontinued operations	—	12,210
Depreciation, depletion and amortization	11,518	12,537
Proceeds from sales deposited with a like-kind exchange intermediary	(2,030)	(30,011)
Basis of real estate sold	6,864	5,793
Deferred taxes	(12,304)	(2,042)
Equity-based compensation expense	1,798	1,875
Employee benefit plans	(1,729)	(308)
Other	(43)	98
Working capital changes	718	(13,217)

Net cash provided by operating activities from continuing operations	37,255	16,884

CASH FLOWS FROM INVESTING
Change in short-term investments	19,199	26,299
Additions to plant and properties	(6,079)	(24,567)
Deposits on timberlands	—	(27,328)
Other, net	(201)	839

Net cash provided by (used for) investing activities from continuing operations	12,919	(24,757)

CASH FLOWS FROM FINANCING
Change in book overdrafts	380	(3,675)
Increase (decrease) in notes payable	(7,800)	19,000
Issuance of common stock	91	3,310
Repayment of long-term debt	(392)	(188)
Distributions to common stockholders	(40,540)	(40,252)
Other, net	(40)	(1,837)

Net cash used for financing activities from continuing operations	(48,301)	(23,642)

Cash flows provided by (used for) continuing operations	1,873	(31,515)
Cash flows of discontinued operations:
Operating cash flows	(580)	35,257
Investing cash flows	—	(7,176)
Financing cash flows	—	994

Increase (decrease) in cash	1,293	(2,440)
Cash at beginning of period	885	9,047

Cash at end of period	$2,178	$6,607

Not included in the cash flows from financing activities for the six months ended June 30, 2009 is a non-cash transaction totaling $106.3 million, as described in Note 5.

Net interest paid in the six months ended June 30, 2009 and 2008 was $16.1 million and $17.1 million, respectively. Net income tax refunds in the six months ended June 30, 2009 and 2008 were $0.6 million and $4.2 million, respectively.

Not included in additions to plant and properties for the six months ended June 30, 2009 and 2008, are non-cash transactions totaling $0.2 million and $26.6 million, respectively, for the purchase of timberlands.

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

The accompanying Consolidated Condensed Balance Sheets at June 30, 2009 and December 31, 2008, the Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters and six months ended June 30, 2009 and 2008, and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. We evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through July 30, 2009, the date these financial statements were issued.

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

In March 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill permanently ceased operations in May 2008. As a result, the Prescott operation is classified as discontinued operations in the financial statements for the quarter and six months ended June 30, 2009 and 2008.

During the quarter ended June 30, 2009, we recognized an income tax benefit resulting from the Federal tax credit allowed with respect to electricity produced from qualified energy resources and sold to an unrelated party. See Note 3 for additional information about this tax credit. Financial information for the periods presented in this report also includes adjustments to the carrying value of the Prescott operations in 2008, made in conjunction with the closure and pursuant to Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and the legal settlement with Ainsworth, described in Note 12. All other adjustments were of a normal recurring nature.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 2, 2009.

NOTE 2.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 (as amended by FASB Staff Position, or FSP, FAS No. 157-2) is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities, and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis in the financial statements, the statement is effective for fiscal years beginning after November 15, 2008. With the exception of the deferred portion of SFAS No. 157, we adopted this Statement effective January 1, 2008, which did not have a material effect on our financial condition and results of operations. Adoption of the deferred portion of this Statement on January 1, 2009 did not have a material effect on our financial condition and results of operations.

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

In December 2007, the FASB also issued SFAS No. 141 (Revised 2007), “Business Combinations.” This revised Statement, which we refer to as SFAS No. 141R, is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will have an impact on income tax expense. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Adoption of this Statement did not have a material effect on our financial condition and results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This Statement was effective November 15, 2008 and did not result in a change in our current practice.

In December 2008, the FASB issued Staff Position FAS 132(R)-1 amending SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which, among other things, expands the required disclosures regarding assets in an employer’s pension and postretirement benefit plans. The primary changes are to add the fair value hierarchy disclosures required by SFAS No. 157 as it relates to the underlying assets of the pension and postretirement benefit plans. The disclosures required by this position are effective for fiscal years ending after December 15, 2009. This position will only have an impact on our financial statement disclosures and will have no impact on our financial position or results of operations.

In April 2009, the FASB issued Staff Position, or FSP, No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which clarifies the determination of fair value in SFAS No. 157 for assets and liabilities that may be involved in transactions that would not be considered orderly as defined in the position statement. In April 2009, the FASB also issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP provides additional guidance in determining whether a debt security is other-than-temporarily impaired and how entities should record the impairment in the financial statements. The standard would require credit losses, as defined, to be recorded through the statement of operations and the remaining impairment loss to be recorded through accumulated other comprehensive income. Both of these staff positions are effective for the quarter and six months ended June 30, 2009. These FSPs did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires companies to provide, on an interim basis, disclosures that are required in annual statements for the fair value of financial instruments. This FSP is effective for the quarter and six months ended June 30, 2009 and disclosures have been included accordingly.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for the quarter and six months ended June 30, 2009. This statement only impacts our financial statement disclosures and has no impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162.” On July 1, 2009, the FASB Codification became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will not change GAAP. Management does not expect this statement to have an impact on our financial position or results of operations.

NOTE 3.

Income Taxes

As a REIT, if we meet certain requirements, we generally will not be subject to federal and state corporate income taxes on our ordinary and capital gains income from our real estate investments that we distribute to our shareholders. We will, however, be subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) with respect to the sale of any real property owned at such date by the REIT within the first ten years following our conversion to a REIT. The built-in gains tax is eliminated or deferred if sale proceeds are reinvested in like-kind property in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sale agreement or timber deed.

During the quarter and six months ended June 30, 2009, we sold several REIT properties resulting in gains that were not deferred in accordance with the like-kind exchange provisions of the Internal Revenue Code. For the quarter and six months ended June 30, 2009, we recorded income tax expense of $0.8 million and $12.1 million, respectively, related to these sales. We had no sales in the comparable 2008 periods that resulted in a built-in gains tax.

We continue to incur federal and state corporate income taxes on earnings from our wood products manufacturing operations and the real estate sales and development activities conducted by Potlatch TRS. For the quarters ended June 30, 2009 and 2008, we recorded income tax benefits related to the continuing operations of Potlatch TRS of $3.0 million and $2.5 million, respectively, which were due to pre-tax losses in that entity. For the six months ended June 30, 2009 and 2008, we recorded income tax benefits related to the continuing operations of Potlatch TRS of $11.9 million and $9.8 million, respectively, which were due to pre-tax losses in that entity.

During the quarter ended June 30, 2009, we recognized an income tax benefit of $5.8 million, classified within continuing operations, attributable to the years 2005 through 2008, resulting from the Federal tax credit allowed with respect to electricity produced from qualified energy resources and sold to an unrelated party. This tax credit is set to expire at the end of 2009. The $0.2 million income tax benefit associated with the six months ended June 30, 2009 is reflected in the income tax benefit for continuing operations for both the quarter and six month period.

We reviewed the company’s tax positions at June 30, 2009, pursuant to the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and determined that no uncertain tax positions were taken during the first six months of 2009, and that no new information was available at that time that would require derecognition of previously taken positions.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the quarters and six month periods ended June 30, 2009 and 2008, no such amounts were reflected in our provision for income taxes.

NOTE 4.

Discontinued Operations

The results of discontinued operations for the quarter ended June 30, 2009, included oriented strand board, or OSB, related legal expenses of $0.1 million. The results of discontinued operations for the six months ended June 30, 2009, included a pre-tax charge of $5.75 million for the legal settlement related to the sale of our OSB manufacturing facilities in 2004, as well as $0.8 million of OSB-related legal expenses. The results of discontinued operations for the quarter ended June 30, 2008, included a pre-tax charge of $0.3 million related to our settlement with the indirect purchaser class in the OSB antitrust lawsuit and $1.0 million of OSB-related legal expenses. The results of discontinued operations for the six months ended June 30, 2008, included pre-tax charges totaling $2.7 million and $0.3 million, respectively, related to settlements with the direct and indirect purchaser classes in the OSB antitrust lawsuit and $2.2 million of OSB-related legal expenses.

On December 16, 2008, we completed the spin-off of the Clearwater Paper businesses. The results of these operations, plus other corporate and administrative costs directly attributable to the Clearwater Paper businesses, are classified as discontinued operations.

In March 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill continued processing its remaining inventory of logs and permanently ceased operations in May 2008, affecting approximately 182 employees. As a result of the announced closure, we recorded an after-tax charge of $11.7 million in the first quarter of 2008. Revenues for the Prescott operation, which were previously included in our Wood Products segment revenues, were $5.4 million and $18.7 million for the quarter and six months ended June 30, 2008, respectively.

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

NOTE 5.

Restricted Cash

Restricted cash increased by $106.3 million and the note receivable decreased by $100.0 million in offsetting transactions related to payments under the Retained Obligation Agreement. In June 2009, Clearwater Paper deposited $106.3 million with the indenture trustee to satisfy all remaining principal and future interest due on the credit sensitive debentures. Consequently, the note receivable was deemed to have been paid. Until the December 1, 2009 maturity date of the debentures, the funds deposited with the indenture trustee will be reflected on our Consolidated Condensed Balance Sheet as restricted cash.

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

At June 30, 2009, we had $2.4 million of proceeds from land sales deposited with a qualified LKE intermediary, with $2.1 million classified as short-term investments and $0.3 million classified as other long-term assets on the Consolidated Condensed Balance Sheets. At December 31, 2008, we had $3.3 million of proceeds from land sales deposited with a qualified LKE intermediary, with $3.0 million classified as short-term investments and $0.3 million classified as other long-term assets on the Consolidated Condensed Balance Sheets. These proceeds, when received from the qualified LKE intermediary, are included as non-cash adjustments to net earnings from continuing operations in the Consolidated Condensed Statements of Cash Flows.

NOTE 7.

Earnings per Common Share

Earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in calculating the basic and diluted earnings per share from continuing operations:

(Dollars in thousands, except per-share amounts)	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Earnings from continuing operations	$3,692	$18,872	$32,463	$42,159

Basic average common shares outstanding	39,744,604	39,459,079	39,743,463	39,389,459
Incremental shares due to:
Common stock options	19,366	63,512	14,159	57,688
Performance shares	78,877	144,166	90,208	158,970
Restricted stock units	26,611	29,722	27,787	27,076

Diluted average common shares outstanding	39,869,458	39,696,479	39,875,617	39,633,193

Basic earnings per common share from continuing operations	$0.09	$0.48	$0.82	$1.07

Diluted earnings per common share from continuing operations	$0.09	$0.48	$0.81	$1.06

For the quarter ended June 30, 2009, 112,269 performance shares, 2,500 restricted stock units and options to purchase 126,178 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. Options to purchase 86,426 shares of common stock were also excluded from the computation of diluted earnings per share for the quarter ended June 30, 2009, because the per share exercise prices of the stock options were greater than the average market price of Potlatch’s common stock during this period. For the quarter ended June 30, 2008, 2,000 restricted stock units and options to purchase 83,447 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

For the six months ended June 30, 2009, 112,269 performance shares, 21,720 restricted stock units and options to purchase 126,178 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. Options to purchase 86,426 shares of common stock were also excluded from the computation of diluted earnings per share for the six months ended June 30, 2009, because the per share exercise prices of the stock options were greater than the average market price of Potlatch’s common stock during this period. For the six months ended June 30, 2008, 76,243 performance shares and options to purchase 83,447 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE 8.

Equity-Based Compensation

At June 30, 2009, we had three stock incentive plans, the 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At June 30, 2009, no shares were available for future issuance under the 1995 Stock Incentive Plan, while approximately 100,000 and 682,000 shares were authorized for future issuance under the 2000 and 2005 Stock Incentive Plans, respectively. We issued new shares to pay stock option exercises and to settle performance share awards and RSU awards.

During the quarter ended June 30, 2009, we recorded equity-based compensation expense of $0.9 million, of which $0.8 million related to performance shares and $0.1 million related to RSUs. During the quarter ended June 30, 2008, we recorded equity-based compensation expense of $1.0 million, of which $0.8 million related to performance shares and $0.2 million related to RSUs. During the six months ended June 30, 2009, we recorded equity-based compensation expense of $1.8 million, of which $1.5 million related to performance shares and $0.3 million related to RSUs. During the six months ended June 30, 2008, we recorded equity-based compensation expense of $1.9 million, of which $1.5 million related to performance shares and $0.4 million related to RSUs. All outstanding stock options were fully vested prior to January 2006. The net income tax benefit associated with our equity-based compensation expense totaled less than $0.1 million and $0.4 million for the quarters ended June 30, 2009 and 2008, respectively, and $0.4 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively.

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

Our outside directors also can each elect to defer compensation in the form of common stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of the company’s common stock. We recorded director deferred compensation expense totaling $0.2 million and $0.5 million for the quarters ended June 30, 2009 and 2008, respectively. We recorded director deferred compensation income totaling less than $0.1 million for the six months ended June 30, 2009 and expense totaling $0.9 million for the six months ended June 30, 2008.

As required by SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R), $0 and $0.9 million of cash flows for the six months ended June 30, 2009 and 2008, respectively, representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized, have been classified as a financing cash inflow from continuing operations in the Consolidated Condensed Statements of Cash Flows.

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, were fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2009 or 2008.

A summary of outstanding stock options and changes during the six months ended June 30, 2009, is presented below:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	412,001	$21.44
Shares exercised	(4,293)	21.13	$30

Outstanding and exercisable at June 30	407,708	21.45	1,732

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2008 was $2.4 million.

The following table summarizes information about stock options outstanding at June 30, 2009:

Range of Exercise Prices	Options Outstanding and Exercisable
	Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$13.8594 to $16.6452	88,266	3.02 years	$15.26
$18.6083 to $19.2569	173,986	3.26 years	19.01
$24.0131 to $30.9204	145,456	3.39 years	28.12

$13.8594 to $30.9204	407,708	3.25 years	21.45

Cash received from stock option exercises for the six months ended June 30, 2009 and 2008 was less than $0.1 million and $3.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0 and $0.8 million for the quarters ended June 30, 2009 and 2008, respectively, and $0 and $0.9 million for the six months ended June 30, 2009 and 2008, respectively.

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

The fair value of all performance share awards is estimated using a Monte Carlo simulation model. A summary of outstanding performance share awards as of June 30, 2009, and changes during the six months ended June 30, 2009 is presented below:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	131,108	$50.51
Granted	112,269	33.32
Forfeited	—	—

Unvested shares outstanding at June 30	243,377	42.58	$5,409

As of June 30, 2009, there was $4.9 million of unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.7 years.

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

A summary of the status of outstanding RSU awards as of June 30, 2009, and changes during the six months ended June 30, 2009, is presented below:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	39,711	$45.38
Granted	21,720	24.34
Vested	(15,641)	52.45
Forfeited	—	—

Unvested shares outstanding at June 30	45,790	32.99	$1,112

For RSU awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price. The total fair value of RSU awards vested during the six months ended June 30, 2009 was $0.8 million.

As of June 30, 2009, there was $0.8 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.7 years.

NOTE 9.

Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Lumber and other manufactured wood products	$13,080	$14,471
Logs and residuals	5,216	12,281
Land inventory	5,985	6,971
Materials and supplies	3,963	2,963

	$28,244	$36,686

NOTE 10.

Pension and Other Postretirement Employee Benefit Plans

The following tables detail the components of net periodic costs (benefit) of our pension and other postretirement employee benefit, or OPEB, plans for the quarters and six months ended June 30, 2009 and 2008:

Quarters ended June 30:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$1,424	$2,836	$406	$612
Interest cost	5,781	9,439	1,930	3,683
Expected return on plan assets	(8,929)	(15,427)	—	—
Amortization of prior service cost (credit)	205	513	(246)	(942)
Amortization of actuarial loss	1,065	1,017	543	554
Curtailments	198	268	—	—

Net periodic cost (benefit)	$(256)	$(1,354)	$2,633	$3,907

Six months ended June 30:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$2,848	$5,672	$812	$1,296
Interest cost	11,562	18,878	3,860	8,008
Expected return on plan assets	(17,857)	(30,854)	—	—
Amortization of prior service cost (credit)	410	1,026	(492)	(1,884)
Amortization of actuarial loss	2,130	2,035	1,085	2,006
Curtailments	198	268	—	—

Net periodic cost (benefit)	$(709)	$(2,975)	$5,265	$9,426

The pension and OPEB amounts reported above for the quarter and six months ended June 30, 2008, include information for both continuing and discontinued operations. The pension benefits presented above do not include a $1.3 million pre-tax charge related to the closure of the Prescott lumber mill. That amount is included in “Loss from discontinued operations” in the Consolidated Condensed Statements of Operations and Comprehensive Income for the six months ended June 30, 2008.

Of the $1.1 million reported as “Other comprehensive income, net of tax,” on our Consolidated Condensed Statements of Operations and Comprehensive Income for the quarter ended June 30, 2009, $0.9 million and $0.2 million related to our defined benefit pension plans and OPEB plans, respectively. Of the $2.0 million reported as “Other comprehensive income, net of tax,” on our Consolidated Condensed Statements of Operations and Comprehensive Income for the six months ended June 30, 2008, $1.7 million and $0.3 million related to our defined benefit pension plans and OPEB plans, respectively.

We reported in our 2008 Annual Report on Form 10-K that, due to the steep downturn in the stock market in the fourth quarter of 2008, our two company-sponsored tax-qualified defined benefit pension plans were underfunded at December 31, 2008, and, as a result, we would be required to make estimated contributions to our tax-qualified pension plans by September 2010. However, a recent Internal Revenue Service pronouncement provided significant funding relief to single-employer defined benefit plan sponsors. Consequently, we are not required to make contributions for 2009 to our defined benefit plans. However, we estimate contributions will total approximately $1.4 million in 2009 to our non-qualified pension plan. As of June 30, 2009, $0.8 million of contributions had been made. We do not anticipate funding our OPEB plans in 2009 except to pay benefit costs as incurred during the year by plan participants.

NOTE 11.

Fair Value Measurements

Estimated fair values of our financial instruments are as follows:

(Dollars in thousands)	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments	$110,540	$110,540	$3,919	$3,919
Note receivable	—	—	100,000	100,000
Current notes payable	121,300	121,300	129,100	129,100
9.125% credit sensitive debentures	100,000	78,000	100,000	78,000
Other long-term debt	220,944	140,578	221,337	140,984

For cash, restricted cash and short-term investments, the carrying amount approximates fair value. Our note receivable was from Clearwater Paper, associated with its obligation related to the credit sensitive debentures. Its fair value was estimated to be the same as the carrying amount. Our current notes payable consist of borrowings under our secured bank credit facility revolving line of credit. Due to the short maturities of these borrowings, fair value is estimated to be the same as the carrying amount. The fair value of the credit sensitive debentures and our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. For long-term debt for which there is no quoted market price, fair value is estimated based on average market prices for comparable liquid revenue bonds.

NOTE 12.

Contingencies

The following updates information included in the 2008 Annual Report on Form 10-K:

We sold our oriented strand board, or OSB, manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004. In September 2006, Ainsworth filed a complaint in the Supreme Court of the State of New York for the County of New York alleging breaches of representations and warranties in the asset purchase agreement whereby Ainsworth purchased our OSB facilities. Although we believe we had meritorious defenses to this claim, in April 2009 we reached a settlement with Ainsworth for $5.75 million, solely to avoid the further expense and burden of the ongoing litigation. The settlement was finalized and the lawsuit was dismissed in July 2009.

NOTE 13.

Segment Information

(Dollars in thousands)
	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment Revenues
Resource	$27,288	$44,586	$74,494	$105,341

Real Estate	4,697	15,308	52,733	36,448

Wood Products
Lumber	34,771	38,949	62,636	75,006
Plywood	7,950	13,923	14,023	28,008
Particleboard	3,223	5,293	5,672	9,721
Other	8,757	12,437	17,199	23,084

	54,701	70,602	99,530	135,819

	86,686	130,496	226,757	277,608
Elimination of intersegment revenues	(7,904)	(27,472)	(18,382)	(62,025)

Total consolidated revenues	$78,782	$103,024	$208,375	$215,583

Intersegment revenues or transfers
Resource	$7,904	$23,129	$18,382	$54,230
Wood Products	—	4,343	—	7,795

Total intersegment revenues or transfers	$7,904	$27,472	$18,382	$62,025

Operating Income (Loss)
Resource	$4,525	$12,161	$15,371	$29,356
Real Estate	1,507	11,316	43,019	27,967
Wood Products	(2,993)	2,604	(14,176)	(3,846)
Eliminations and adjustments	4,336	1,555	5,087	3,228

	7,375	27,636	49,301	56,705
Corporate	(11,623)	(10,936)	(22,442)	(23,930)

Earnings (loss) from continuing operations before taxes	$(4,248)	$16,700	$26,859	$32,775

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

In March 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill permanently ceased operations in May 2008. As a result, the Prescott operation is classified as discontinued operations in the periods covered by this report.

As of June 30, 2009, our business was organized into three segments:

•

The business of the Resource segment consists of the management of our timberlands to optimize the value of all possible revenue producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include planting trees, harvesting trees, building and maintaining roads, development of management plans and recreation lease management. For the first six months of 2009, Resource segment revenues were $74.5 million, representing approximately 33% of our revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $18.4 million for the period.

In July 2009, we entered into a $50.2 million timber deed agreement to sell 50,700 acres of pre-merchantable timber located in southern Arkansas to Forest Investment Associates L.P., a timber investment management organization. The sale, which does not include the underlying land, is expected to close in September 2009. The age class of the trees ranges from 0 to 10 years, with the average age being just under 7 years. Full use of the land reverts back to us after a full harvest cycle is completed, and no later than 30 years after the trees were initially planted. These proceeds will qualify as REIT income so there will be no taxes due upon the sale.

•

The business of the Real Estate segment consists primarily of the sale of selected non-core timberland real estate. From time to time, we also take advantage of opportunities to sell timberland to meet various financial and strategic objectives. The segment plays an active role in negotiations for all timberland acquisitions, and engages in real estate development activities through Potlatch TRS. Results for the segment depend on the demand for our non-core timberlands, the timing of closing of sales of properties and our ability to match sales of property with acquisitions in LKE transactions. Consequently, revenues for the segment are seldom comparable or predictable between periods. Real Estate segment revenues for the first six months of 2009 were $52.7 million, which represented approximately 23% of our revenues from continuing operations, before elimination of intersegment revenues. The segment did not have intersegment revenues during the period.

•

The Wood Products segment manufactures lumber, plywood and particleboard at six mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment revenues were $99.5 million for the first six months of 2009, representing approximately 44% of our revenues from continuing operations, before elimination of intersegment revenues. The segment did not have intersegment revenues during the period.

FACTORS INFLUENCING OUR RESULTS OF OPERATIONS AND CASH FLOWS

The operating results of our timberlands, real estate and wood products manufacturing businesses have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in harvest levels from our timberlands, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, competition, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses, such as log costs, asset dispositions or acquisitions, and other factors.

Fluctuating Timber Prices. Our results of operations and cash flows are materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors affecting demand, such as changes in economic conditions, construction activity levels, interest rates, credit availability, population growth and weather conditions, as well as changes in timber supply and other factors. All of these factors can vary by region and by timber type, such as sawlogs or pulpwood logs. In the first six months of 2009, average sawlog prices were approximately 28% lower in the Northern region and 12% lower in the Southern region compared to the same period in 2008, due primarily to a reduced demand for lumber for housing construction and the subsequent curtailments and closures of lumber mills across the U.S.

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

Harvest Levels. Changes in harvest levels on our timberlands also may have a significant impact on our results of operations, due in part to the low cost basis of much of our timber from timberlands that we acquired many years ago. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. In 2008, the overall harvest from our timberlands was 4.4 million tons. In our 2008 Form 10-K, we projected our timber harvest to be between 4.2 million and 4.4 million tons in 2009. However, in May 2009, we announced a reduction in our planned timber harvest, primarily in Idaho, of approximately 0.5 million tons of sawlogs, or 18 percent of our planned 2009 sawlog harvest. Current markets for softwood lumber remain depressed, which has applied downward pressure on log pricing across the country, especially in the West. We believe these markets will come back at more favorable prices when the housing market recovers, at which time we will increase harvest levels.

On a short-term basis, we also experience seasonally lower harvest activity during the winter and spring due to weather conditions. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands, such as the Idaho timberlands purchased in September 2007 and January 2008 and the Wisconsin timberlands purchased in January 2007, and sales of existing timberlands. In addition to timberland acquisitions and sales, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.

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

The forest products industry in general and the wood products business in particular were adversely affected in 2008 and the first six months of 2009 by the national decline in home building and the subsequent weak demand and lower prices for wood products. As a result of these weak market conditions, we permanently closed our lumber mill at Prescott, Arkansas in May 2008. Our Minnesota lumber mill operated at approximately 75% of normal production in the first two months of 2009, then returned to a full production level in March 2009. Our Idaho lumber mill also operated at approximately 75% of normal production from the beginning of 2009 through mid-April when it returned to a full production schedule. Our Idaho plywood facility operated at approximately 60% of normal production from the beginning of 2009, returning to full production in early May. Our Idaho particleboard plant was shut down for the month of January 2009, and has since been running as scheduled at 50% of normal production levels to better balance production with the available fiber supply and demand for particleboard. We do not expect a meaningful recovery in the wood products markets in the near term.

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

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are discussed on pages 56-63 of our Annual Report on Form 10-K for the year ended December 31, 2008. Our accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that could materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. Changes in these estimates are recorded periodically based on updated information. Our critical accounting policies are discussed below.

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

Following are examples of factors that add to the complexity of the assumptions we make regarding capitalized or expensed costs:

•	harvest cycles can vary by geographic region and by species of timber;

•	weather patterns can affect annual harvest levels;

•	environmental regulations and restrictions may limit our ability to harvest certain timberlands;

•	changes in harvest plans may occur;

•	scientific advancement in seedlings and timber growing technology may affect future harvests;

•	land sales and acquisitions may affect volumes available for harvest; and

•	major forest fire events, storm damage and pest infestations can significantly affect future harvest levels.

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

Deferred tax assets. We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets as prescribed under the Internal Revenue code. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken, we believe that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2009. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified. Such tax planning strategies include the transfer of income-producing timberlands from the REIT to Potlatch TRS to generate income sufficient to fund our pension and other post-employment obligations, and thus realize our deferred tax assets.

Restructuring charges and discontinued operations. In December 2008, our pulp-based operations were spun off into an independent public company, Clearwater Paper Corporation. In May 2008, our lumber mill in Prescott, Arkansas, was permanently shut down. These events required us to record estimates of liabilities at the time of the events. In making these judgments, we considered contractual obligations, legal liabilities and possible incremental costs incurred as a result of these restructuring transactions. Our estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences.

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

Note 12 to our 2008 Annual Report on Form 10-K consolidated financial statements includes information on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense for the three years ended December 31, 2008, as well as the funded status for our pension and OPEB plans as of December 31, 2008 and 2007. Note 10, “Pension and Other Postretirement Employee Benefit Plans,” of this Form 10-Q includes information on the components of pension and OPEB expense for the quarters and six months ended June 30, 2009 and 2008.

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

We reported in our 2008 Annual Report on Form 10-K that, due to the steep downturn in the stock market in the fourth quarter of 2008, our two company-sponsored tax-qualified defined benefit pension plans were underfunded at December 31, 2008, and, as a result, we would be required to make estimated contributions to our tax-qualified pension plans by September 2010. However, a recent Internal Revenue Service pronouncement provided significant funding relief to single-employer defined benefit plan sponsors. Consequently, we are not required to make contributions for 2009 to our defined benefit plans. However, we estimate contributions will total approximately $1.4 million in 2009 to our non-qualified pension plan. As of June 30, 2009, $0.8 million of contributions had been made. We do not anticipate funding our OPEB plans in 2009 except to pay benefit costs as incurred during the year by plan participants.

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

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.3 million. A 1% change in the assumption for health care cost trend rates would have affected 2008 plan expense by approximately $0.9 to $1.1 million and the total OPEB obligation by approximately $11.6 to $13.5 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Consolidated Condensed Statements of Operations and Comprehensive Income. The expense is allocated to all business segments. At June 30, 2009, and December 31, 2008, liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 to our 2008 Form 10-K consolidated financial statements for further discussion.

RESULTS OF OPERATIONS

As noted above, our business is organized into three reporting segments: Resource; Real Estate; and Wood Products. Sales or transfers between segments are recorded as intersegment revenues based on prevailing market prices. Because of the role of the Resource segment in supplying our Wood Products segment with a portion of its wood fiber needs, intersegment revenues can represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” section below, segment revenues are presented before elimination of intersegment revenues.

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

The following table sets forth period-to-period changes in items included in our Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters ended June 30, 2009 and 2008.

(Dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2009	2008
Revenues	$78,782	$103,024	$(24,242)

Costs and expenses:
Depreciation, depletion and amortization	4,906	5,130	(224)
Materials, labor and other operating expenses	63,113	65,835	(2,722)
Selling, general and administrative expenses	10,139	10,093	46

	78,158	81,058	(2,900)

Earnings from continuing operations before interest and taxes	624	21,966	(21,342)
Interest expense	(4,880)	(5,392)	512
Interest income	8	126	(118)
Income tax benefit	7,940	2,172	5,768

Earnings from continuing operations	3,692	18,872	(15,180)
Discontinued operations, net of tax	74	2,607	(2,533)

Net earnings	$3,766	$21,479	$(17,713)

Other comprehensive income, net of tax	1,077	733	344

Comprehensive income	$4,843	$22,212	$(17,369)

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Revenues – Revenues decreased $24.2 million, or 24%, in the quarter ended June 30, 2009, compared to the same period in 2008, due to decreased revenues from all three business segments. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Depreciation, depletion and amortization – Depreciation, depletion and amortization expense decreased $0.2 million, or 4%, in the second quarter of 2009 compared to the same period in 2008 due to minimal decreases in depreciation and depletion from each of the business segments.

Materials, labor and other operating expenses – Materials, labor and other operating expenses decreased $2.7 million, or 4%, in the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008. The lower expenses were primarily related to lower logging and hauling costs within the Resource segment due to reduced harvest levels and decreased log costs at the lumber mills.

Selling, general and administrative expenses – Selling, general and administrative expenses increased by less than $0.1 million in the quarter ended June 30, 2009 compared to the same period in 2008.

Interest expense – Interest expense decreased $0.5 million, or 9%, from the same period in 2008, primarily due to lower levels of borrowings outstanding under our bank credit facility during the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008, partially offset by higher interest rates paid on the borrowings in 2009.

Interest income – Interest income decreased $0.1 million from the same period in 2008, primarily due to lower levels of short-term investments during the quarter ended June 30, 2009 compared to the same period in 2008 and lower interest rates received on short-term investments in 2009.

Income tax benefit – We recorded income tax benefits related to our continuing operations of $7.9 million and $2.2 million for the quarters ended June 30, 2009 and 2008, respectively. The income tax benefit in the second quarter of 2009 resulted from pre-tax losses from Potlatch TRS and a federal tax credit associated with electricity produced from qualified energy resources and sold to an unrelated party, partially offset by built-in gains taxes on land sales in the period that we were not able to match for Section 1031 purposes. (See Note 3 to the financial statements for additional information related to the federal tax credit associated with the sale of electricity produced from qualified energy resources.) The income tax benefit in the second quarter of 2008 was due to pre-tax losses from Potlatch TRS.

Discontinued operations – The results of discontinued operations for the quarter ended June 30, 2008, included a pre-tax charge of $0.3 million related to our settlement with the indirect purchaser class in the OSB antitrust lawsuit and $1.0 million of OSB-related legal expenses. Discontinued operations for both the 2009 and 2008 periods included the operations of the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008.

Other comprehensive income, net of tax – We recorded other comprehensive income, net of tax, of $1.1 million for the quarter ended June 30, 2009, compared to $0.7 million for the quarter ended June 30, 2008.

DISCUSSION OF BUSINESS SEGMENTS

(Dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2009	2008
Revenues:
Resource	$27,288	$44,586	$(17,298)

Real Estate	4,697	15,308	(10,611)

Wood Products:
Lumber	34,771	38,949	(4,178)
Plywood	7,950	13,923	(5,973)
Particleboard	3,223	5,293	(2,070)
Other	8,757	12,437	(3,680)

	54,701	70,602	(15,901)

Total revenues, before eliminations	$86,686	$130,496	$(43,810)

Operating Income (Loss):
Resource	$4,525	$12,161	$(7,636)
Real Estate	1,507	11,316	(9,809)
Wood Products	(2,993)	2,604	(5,597)

Total operating income, before corporate and eliminations	$3,039	$26,081	$(23,042)

Operating income for our Resource segment decreased $7.6 million, or 63%, for the second quarter of 2009 from the same period in 2008. Revenues for the segment decreased $17.3 million, or 39%, during the second quarter of 2009 from the second quarter of 2008. The decrease in revenues was primarily due to lower sales prices in both the Northern and Southern regions, combined with 20% lower overall selling volumes, primarily from the Northern region due to our planned reduction in harvest levels. In the Northern region, sawlog prices and sales volumes decreased approximately 33% and 47%, respectively, as depressed softwood lumber markets continued to contribute to weak log demand and decreased log production. Also in the Northern region, prices for pulpwood decreased 7% and sales volumes decreased 31%. In the Southern region, sawlog prices decreased 9%, while sales volumes increased 18% and prices for pulpwood decreased 6%, while sales volumes increased 1%. Expenses for the segment decreased $9.7 million, or 30%, during the second quarter of 2009 from the same period in 2008. The decrease in expenses was primarily related to lower logging and hauling costs due to reduced harvest levels and cost control measures implemented within the Resource operations at the beginning of the year.

Operating income for our Real Estate segment decreased $9.8 million, or 87%, for the quarter ended June 30, 2009, compared to the same period in 2008. Revenues for the segment decreased $10.6 million for the second quarter of 2009 from the same period in 2008. During the second quarter of 2009, we sold 628 acres of higher and better use, or HBU, property for approximately $1.4 million, or $2,278 per acre. In addition, we sold 2,927 acres of rural recreational property for approximately $3.3 million, for an overall average price of $1,116 per acre. During the second quarter of 2008, we sold 19,362 acres of non-strategic timberland in Minnesota at an average price of $383 per acre. In the second quarter of 2008, HBU land sales totaled approximately 890 acres at an average price of $2,044 per acre and rural recreational land sales totaled 4,222 acres at an average price of $1,439 per acre. Results for the segment depend to a large extent on the timing of closings of transactions for properties we sell and the types of properties sold. Real Estate segment expenses decreased $0.8 million, or 20%, in the second quarter of 2009 compared to the same period in 2008. The decreased expenses were primarily due to a lower cost basis of the land sold in 2009.

The Wood Products segment reported an operating loss of $3.0 million for the second quarter of 2009, compared to operating income of $2.6 million in the same period of 2008. Revenues for the segment decreased $15.9 million, or 23%, from the second quarter of 2008. Lumber revenues decreased $4.2 million, or 11%, in the second quarter of 2009 from the same period in 2008. The lower lumber revenues were due to selling prices 22% lower than the previous year, partially offset by a 15% increase in sales volumes. Plywood revenues decreased $6.0 million, or 43%, during the second quarter of 2009 from the same period in 2008. The decrease was due to selling prices 11% lower than the previous year and a 36% decrease in sales volumes. Our Idaho plywood facility operated at approximately 60% of normal production at the beginning of the second quarter of 2009, but returned to full production in early May. Particleboard revenues decreased $2.1 million, or 39%, for the second quarter of 2009 from the same period in 2008. The lower revenues were due to a 47% decrease in sales volumes that was partially offset by 14% higher selling prices. During the second quarter, our Idaho particleboard plant operated as scheduled at 50% of normal levels to better balance production with the available fiber supply and demand for particleboard. Other revenues for the segment, which consist primarily of the sale of lumber mill by-products such as residuals and chips, decreased $3.7 million, or 30%, during the second quarter of 2009 from the same quarter of 2008, primarily due to lower production from our lumber mills resulting in fewer by-products. Expenses for the segment decreased $10.3 million, or 15%, for the second quarter of 2009 from the same period of 2008. The decrease in expenses was primarily due to lower log costs associated with reduced lumber sales.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth period-to-period changes in items included in our Consolidated Condensed Statements of Operations and Comprehensive Income for the six months ended June 30, 2009 and 2008.

(Dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2009	2008
Revenues	$208,375	$215,583	$(7,208)

Costs and expenses:
Depreciation, depletion and amortization	11,518	12,537	(1,019)
Materials, labor and other operating expenses	141,006	137,303	3,703
Selling, general and administrative expenses	19,316	22,749	(3,433)

	171,840	172,589	(749)

Earnings from continuing operations before interest and taxes	36,535	42,994	(6,459)
Interest expense	(9,714)	(10,673)	959
Interest income	38	454	(416)
Income tax benefit	5,604	9,384	(3,780)

Earnings from continuing operations	32,463	42,159	(9,696)
Discontinued operations, net of tax	(3,877)	(10,422)	6,545

Net earnings	$28,586	$31,737	$(3,151)

Other comprehensive income, net of tax	2,032	2,771	(739)

Comprehensive income	$30,618	$34,508	$(3,890)

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Revenues – Revenues decreased $7.2 million, or 3%, in the six months ended June 30, 2009, compared to the same period in 2008, primarily due to decreased revenues from the Resource and Wood Products segments, partially offset by increased revenues from our Real Estate segment. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Depreciation, depletion and amortization – Depreciation, depletion and amortization expense decreased $1.0 million, or 8%, in the first six months of 2009 compared to the same period in 2008. A 10% decrease in harvest levels by the Resource operations contributed to decreased depletion expense.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased $3.7 million, or 3%, in the first six months of 2009 compared to the first six months of 2008. The higher expenses were primarily due to increased costs associated with increased sales of logs to external customers and a higher cost basis for the acreage sold in 2009.

Selling, general and administrative expenses – Selling, general and administrative expenses decreased $3.4 million, or 15%, in the first six months of 2009 compared to the same period in 2008. The decrease was due primarily to higher compensation-related expenses in the first half of 2008.

Interest expense – Interest expense decreased $1.0 million, or 9%, from the same period in 2008, primarily due to lower levels of borrowings outstanding under our bank credit facility during the first half of 2009 compared to 2008, partially offset by higher interest rates paid on the borrowings in 2009.

Interest income – Interest income decreased $0.4 million from the same period in 2008, primarily due to lower levels of short-term investments during the first six months of 2009 compared to the same period in 2008 and lower interest rates received on short-term investments in 2009.

Income tax benefit – We recorded income tax benefits related to our continuing operations of $5.6 million and $9.4 million for the six month periods ended June 30, 2009 and 2008, respectively. The income tax benefit in the 2009 period resulted from pre-tax losses from Potlatch TRS and a federal tax credit associated with electricity produced from qualified energy resources and sold to an unrelated party, partially offset by built-in gains taxes on land sales in the period that we were not able to match for Section 1031 purposes. (See Note 3 to the financial statements for additional information related to the federal tax credit associated with the sale of electricity produced from qualified energy resources.) The income tax benefit in the 2008 period was due to pre-tax losses from Potlatch TRS.

Discontinued operations – The results of discontinued operations for the six months ended June 30, 2009, included a pre-tax charge of $5.75 million for the legal settlement related to the sale of our oriented strand board, or OSB, manufacturing facilities in 2004, as well as $0.8 million of OSB-related legal expenses. The results of discontinued operations for the six months ended June 30, 2008, included pre-tax charges totaling $2.7 million and $0.3 million, respectively, related to settlements with the direct and indirect purchaser classes in the OSB antitrust lawsuit and $2.2 million of OSB-related legal expenses. Discontinued operations for both periods also included the operations of the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008.

Other comprehensive income, net of tax – We recorded other comprehensive income, net of tax, of $2.0 million for 2009, compared to $2.8 million for 2008.

DISCUSSION OF BUSINESS SEGMENTS

(Dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2009	2008
Revenues:
Resource	$74,494	$105,341	$(30,847)

Real Estate	52,733	36,448	16,285

Wood Products:
Lumber	62,636	75,006	(12,370)
Plywood	14,023	28,008	(13,985)
Particleboard	5,672	9,721	(4,049)
Other	17,199	23,084	(5,885)

	99,530	135,819	(36,289)

Total revenues, before eliminations	$226,757	$277,608	$(50,851)

Operating Income (Loss):
Resource	$15,371	$29,356	$(13,985)
Real Estate	43,019	27,967	15,052
Wood Products	(14,176)	(3,846)	(10,330)

Total operating income, before corporate and eliminations	$44,214	$53,477	$(9,263)

Operating income for our Resource segment decreased $14.0 million, or 48%, for the first six months of 2009, from the same period in 2008. Revenues for the segment decreased $30.8 million, or 29%, during the first six months of 2009 compared to the same period of 2008. The decrease in revenues was primarily due to lower sales prices for sawlogs and pulpwood in both the Northern and Southern regions, combined with 10% lower overall sales volumes, primarily in the Northern region. In the Northern region, sawlog prices and sales volumes both decreased 28%, primarily due to depressed softwood lumber markets. Also in the Northern region, prices for pulpwood decreased 1% and sales volumes decreased 28%. In the Southern region, prices for sawlogs and pulpwood decreased 12% and 8%, respectively, while sales volumes increased 22% and 23%, respectively. Expenses for the segment decreased $16.9 million, or 22%, during the first six months of 2009 from the same period in 2008. The decrease in expenses was primarily related to lower logging and hauling costs due to reduced harvest levels and cost control measures implemented in the segment.

Operating income for our Real Estate segment increased $15.1 million, or 54%, for the first six months of 2009 compared to the same period in 2008. Revenues for the segment increased $16.3 million, or 45%, for the first six months of 2009 over the same period of 2008. We sold 24,549 acres of non-strategic timberland in Arkansas in January 2009 for $43.3 million, or $1,762 per acre. In addition, we had one other non-strategic timberland sale of 3,002 acres for $1.5 million, or $500 per acre. Other land sales in the first six months of 2009 totaled 1,060 HBU acres at an average price of $2,128 per acre and 4,953 rural recreational acres at an average price of $1,156 per acre. We sold 42,571 acres of non-strategic timberland in Minnesota in the first six months of 2008 at an average price of $376 per acre. Other land sales in the first six months of 2008 totaled 2,742 HBU acres at an average price of $2,553 per acre and 8,179 acres of rural recreational land at an average price of $1,637 per acre. Results for the segment depend to a large extent on the timing of closings of transactions for properties we sell and the types of properties sold. Real Estate segment expenses increased $1.2 million, or 15%, in the first six months of 2009 compared to the same period of 2008, primarily due to a higher cost basis on land sales in 2009.

The Wood Products segment reported an operating loss of $14.2 million for the first six months of 2009 compared to a loss of $3.8 million in the same period of 2008. Revenues for the segment decreased $36.3 million, or 27%, from the first six months of 2008. Lumber revenues decreased $12.4 million, or 16%, in the first six months of 2009 from the same period in 2008. The lower lumber revenues were due to 16% lower sales prices, partially offset by a 1% increase in sales volumes. Our Minnesota lumber mill operated at approximately 75% of normal production in the first two months of 2009, then returned to a full production level in March 2009. Our Idaho lumber mill also operated at approximately 75% of normal production at the beginning of 2009, then returned to full production in mid-April. Plywood revenues decreased $14.0 million, or 50%, during the first six months of 2009 from the same period of 2008. The decrease was due to 47% lower sales volumes and 6% lower sales prices. Our Idaho plywood facility operated at approximately 60% of normal production at the beginning of 2009, then returned to full production in early May. Particleboard revenues decreased $4.0 million, or 42%, for the first six months of 2009 from the same period in 2008. The lower revenues were due to a 48% decrease in sales volumes that was partially offset by 10% higher sales prices. Our Idaho particleboard plant was shut down for the month of January 2009, but has now been running as scheduled at 50% of normal levels to better balance production with the available fiber supply and demand for particleboard. Other revenues for the segment, which consist primarily of the sale of lumber mill by-products such as residuals and chips, decreased $5.9 million, or 25%, during the first six months of 2009 from the same period of 2008, primarily due to lower production from our lumber mills resulting in fewer by-products. Expenses for the segment decreased $26.0 million, or 19%, for the first six months of 2009 from the same period of 2008. The decrease in expenses was primarily due to lower log costs, lower labor and supply costs associated with reduced production levels, and decreased lumber shipments.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, our financial position included long-term debt of $320.9 million, including current installments on long-term debt of $100.0 million, and current notes payable of $121.3 million. Long-term debt at June 30, 2009 (including current installments) decreased $0.4 million from the $321.3 million balance at December 31, 2008. Notes payable at June 30, 2009, decreased $7.8 million from the December 31, 2008, balance of $129.1 million due to reduced borrowings under our bank credit facility. Stockholders’ equity for the first six months of 2009 decreased $20.4 million due to regular quarterly cash distributions to common stockholders of $40.5 million and establishment of a $13.3 million deferred tax liability related to the contribution of property from the REIT to TRS, partially offset by net earnings of $28.6 million. The ratio of long-term debt (including current installments) to stockholders’ equity was 1.80 to 1 at June 30, 2009, compared to 1.62 to 1 at December 31, 2008.

Long-term debt includes $100.0 million of credit sensitive debentures due in December 2009. In June 2009, Clearwater Paper deposited $106.3 million with the indenture trustee to satisfy all remaining principal and future interest due on the credit sensitive debentures. See discussion below for additional information about Clearwater Paper’s obligation related to the credit sensitive debentures. Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2009, are as follows:

(Dollars in thousands)
2010	$11
2011	5,011
2012	21,656
2013	8,413
2014	21,000

Cash Flows Summary

The following table presents information regarding our cash flows for the six months ended June 30, 2009 and 2008.

(Dollars in thousands)	Six Months Ended June 30,
	2009	2008
Cash flows from continuing operations:
Net cash provided by operations	$37,255	$16,884
Net cash provided by (used for) investing	12,919	(24,757)
Net cash used for financing	(48,301)	(23,642)

Cash flows provided by (used for) continuing operations	1,873	(31,515)
Cash flows of discontinued operations	(580)	29,075

Increase (decrease) in cash	1,293	(2,440)
Cash at beginning of period	885	9,047

Cash at end of period	$2,178	$6,607

Working capital totaled negative $105.4 million at June 30, 2009, a decrease of $14.0 million from the December 31, 2008 balance of negative $91.4 million. The significant changes in the components of working capital are as follows:

•

Accounts payable and accrued liabilities increased $11.2 million primarily due to the $5.75 million OSB settlement associated with discontinued operations, which was paid in July, and the $6.3 million of deferred interest related to the credit sensitive debentures.

•

Receivables decreased $10.1 million primarily due to payment of the $16.6 million accounts receivable balance from Clearwater Paper recorded on our balance sheet at December 31, 2008, partially offset by increased trade and tax receivables.

•	Log inventories decreased $7.1 million and lumber and other manufactured wood products inventories decreased $1.4 million.

•	Notes payable totaled $121.3 million at June 30, 2009, compared to $129.1 million at December 31, 2008, a decrease of $7.8 million, due to reduced borrowings under our bank credit facility.

•

Restricted cash increased by $106.3 million and the note receivable decreased by $100.0 million as a result of Clearwater Paper’s deposit in June 2009 of $106.3 million with the indenture trustee to satisfy all remaining principal and future interest due on the credit sensitive debentures. Consequently, the note receivable was deemed to have been satisfied. Until the December 1, 2009 maturity date of the debentures, the funds deposited with the indenture trustee will be reflected on our Consolidated Condensed Balance Sheet as restricted cash. See discussion below for additional information about Clearwater Paper’s obligation related to the credit sensitive debentures.

Net cash provided by operating activities from continuing operations for the first six months of 2009 totaled $37.3 million, compared to $16.9 million for the same period in 2008. The increase was due to more proceeds deposited with the LKE intermediary and decreased cash from working capital changes in the first six months of 2008.

Net cash provided by investing activities from continuing operations was $12.9 million for the six months ended June 30, 2009. Net cash used for investing activities from continuing operations was $24.8 million for the six months ended June 30, 2008. In the first six months of 2009, a $19.2 million increase in short-term investments was partially offset by $6.1 million of capital expenditures. In the first six months of 2008, we used $27.3 million for deposits on timberlands and $24.6 million for capital expenditures, including $16.4 million in cash for the acquisition of timberlands in Idaho. The deposits on timberlands represent the portion of timberlands that were purchased on our behalf by a section 1031 like-kind exchange qualified intermediary and held by the intermediary until matched with sales of company-owned properties through our like-kind exchange process. These uses of cash in the first six months of 2008 were partially offset by a net cash inflow of $26.3 million from a change in our short-term investments. Capital expenditures of $6.1 million in the first six months of 2009 were primarily for forestland activities and various smaller projects designed to improve product quality and manufacturing efficiency.

Net cash used for financing activities from continuing operations totaled $48.3 million and $23.6 million for the six months ended June 30, 2009 and 2008, respectively. Net cash used for financing activities in the first six months of 2009 was primarily for payment of our regular quarterly cash distributions to shareholders of $40.5 million and paying down the outstanding balance of our bank credit facility by $7.8 million. Net cash used for financing activities in the first six months of 2008 was primarily for payment of our regular quarterly cash distributions to common stockholders of $40.3 million, partially offset by an increase of $19.0 million in the balance of our bank credit facility.

Our regular quarterly cash distributions totaled $40.5 million in the first six months of 2009. Based on our outlook for 2009 and taking into account planned harvest activities, we expect to fund a significant portion of our 2009 annual cash distributions using the cash flows from our REIT-qualifying timberland operations and real estate sales. Any shortfall between cash available for distribution from REIT operations and our 2009 distributions to stockholders is expected to be funded through cash on hand, bank borrowings, revenues from sales of timberlands or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If we do not generate sufficient cash flows primarily from our timberland operations and real estate sales and we are unable to borrow, or elect not to do so, we may be required to reduce our quarterly distributions. Significant decreases in timber or timberland prices or other factors that have a materially adverse effect on the cash flows from our REIT operations could result in our inability to maintain our current distribution rate.

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

Our current secured bank credit facility, which expires in December 2013, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $20 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Availability under the credit facility was previously reduced by $100 million until the $100 million principal amount of credit sensitive debentures due in December 2009 were paid by Clearwater Paper, as discussed below. In June 2009, Clearwater Paper deposited with the indenture trustee a sum sufficient to satisfy all remaining principal and future interest due on the credit sensitive debentures. Consequently, our obligations under the indenture governing the credit sensitive debentures have been fully discharged and the $100 million limitation on availability under our secured bank credit facility has been removed. Subject to certain conditions and agreement of the lenders, the facility may be increased by up to an additional $100 million. As of June 30, 2009, there were $121.3 million of borrowings outstanding under the revolving line of credit, and $7.4 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at June 30, 2009 was $121.3 million. Loans under the credit facility bear interest at LIBOR plus between 3.0% and 4.0% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus between 3.0% and 4.0% for other loans. As of June 30, 2009, we are eligible to borrow under the credit facility at LIBOR plus 3.50%. As of June 30, 2009, the weighted average interest rate on the $121.3 million of borrowings outstanding under the revolving line of credit was approximately 4.0%.

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

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of June 30, 2009.

	Covenant Requirement	Actual Ratio at June 30, 2009
Minimum Interest Coverage Ratio	2.50 to 1.00	4.80 to 1.00
Minimum Collateral Coverage Ratio	2.25 to 1.00	3.87 to 1.00
Maximum Funded Indebtedness to Capitalization Ratio	60.0%	51.6%

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

In 2005, the entity now known as Clearwater Paper assumed the obligation to pay all principal and interest on the $100 million principal amount of credit sensitive debentures previously issued by our wholly owned subsidiary, Potlatch Forest Holdings, Inc. The debentures become due and payable in full on December 1, 2009. In connection with the spin-off, we entered into the Retained Obligation Agreement with Clearwater Paper, which provided that Clearwater Paper would continue to be obligated to make all payments of principal and interest on the debentures to the holders of the debentures. Despite Clearwater Paper’s payment obligations under the debentures, holders of the debentures continued to have legal recourse against our subsidiary, Potlatch Forest Holdings, Inc., for any failure to make payments when due. In June 2009, Clearwater Paper deposited with the indenture trustee a sum sufficient to satisfy all remaining principal and future interest due on the credit sensitive debentures. Consequently, our obligations under the indenture governing the credit sensitive debentures have been fully discharged. Until the December 1, 2009 maturity date of the debentures, the $106.3 million deposited with the indenture trustee will be reflected on our Consolidated Condensed Balance Sheet as restricted cash and the $100 million principal amount and $6.3 million deferred interest will be classified as current liabilities.

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

As of June 30, 2009, we had $121.3 million of borrowings outstanding under our secured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on our outstanding credit facility borrowings of $121.3 million at June 30, 2009, would have a $1.2 million annual effect on interest expense. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments.

We currently have $100.0 million of credit sensitive debentures outstanding that pay interest to the debt holder based upon our credit ratings as established by S&P or Moody’s. See the discussion of our Retained Obligation Agreement with Clearwater Paper above for more information regarding these securities. The following table denotes the interest rate applicable to the credit sensitive debentures based on various credit ratings:

Ratings
S&P	Moody’s	Applicable Rate (%)
AAA	Aaa	8.825
AA+ – AA-	Aa1 – Aa3	8.925
A+ – BBB	A1 – Baa2	9.125
BBB-	Baa3	9.425
BB+	Ba1	12.500
BB	Ba2	13.000
BB-	Ba3	13.500
B+ or lower	B1 or lower	14.000

In December 2008, S&P raised our senior unsecured debt rating to BB+, resulting in an interest rate decrease to 12.5% on our credit sensitive debentures. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in June 2009.

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands)

	Expected Maturity Date (as of June 30, 2009)						Total
	2009	2010	2011	2012	2013	Thereafter
Long-term debt:
Fixed rate	$100,000	$11	$5,011	$21,656	$8,413	$185,853	$320,944
Average interest rate	12.5%	6.5%	8.6%	8.3%	7.5%	6.7%	8.7%
Fair value at 6/30/09							$218,578

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

Part II

ITEM 1.

Legal Proceedings

We sold our oriented strand board, or OSB, manufacturing facilities to Ainsworth Lumber Co. Ltd. in September 2004. In September 2006, Ainsworth filed a complaint in the Supreme Court of the State of New York for the County of New York alleging breaches of representations and warranties in the asset purchase agreement whereby Ainsworth purchased our OSB facilities. Although we believe we had meritorious defenses to this claim, in April 2009 we reached a settlement with Ainsworth for $5.75 million, solely to avoid the further expense and burden of the ongoing litigation. The settlement was finalized and the lawsuit was dismissed in July 2009.

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.

Risk Factors

In Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008, titled “Risk Factors,” under “Risks Related to Our Spin-off,” we discussed the obligation represented by the credit sensitive debentures that remains our liability until paid and noted that if Clearwater Paper failed to meet its payment obligations under the Retained Obligation Agreement, holders of the debentures would have legal recourse against us. This risk is no longer applicable since Clearwater Paper deposited with the indenture trustee a sum sufficient to satisfy all remaining principal and future interest due on the credit sensitive debentures. There are no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.

Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the company held on May 4, 2009, the company’s stockholders voted on two proposals as follows:

Proposal 1

Election of Directors

	For	Against	Abstain
Boh A. Dickey	31,206,769	654,749	27,145
William L. Driscoll	30,263,957	1,572,959	51,747
Judith M. Runstad	31,075,661	761,671	51,331

Directors whose terms of office also continued after the annual meeting are Michael J. Covey, Ruth Ann M. Gillis, Jerome C. Knoll, John S. Moody, Lawrence S. Peiros and Gregory L. Quesnel.

Proposal 2

Ratification of the Appointment of Independent Auditor

For	30,513,380
Against	1,341,437
Abstain	33,846

ITEM 6.

Exhibits

The exhibit index is located on page 31 of this Form 10-Q.

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
Terry L. Carter
Controller and Treasurer
(Duly Authorized; Principal Accounting Officer)

Date: July 30, 2009

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(cc)*	Consent, dated June 23, 2009, to the Credit Agreement, dated December 8, 2008, by and among the Registrant and its wholly owned subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender, L/C issuer and collateral agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 24, 2009.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.