Form 10-Q
period 2009-09-30
POTLATCH CORP
filed 2009-10-26
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of September 30, 2009 was 39,772,064.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.

Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands, except per-share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Revenues	$163,716	$130,791	$372,091	$346,374

Costs and expenses:
Depreciation, depletion and amortization	15,388	9,489	26,906	22,026
Materials, labor and other operating expenses	89,614	84,714	230,620	222,017
Selling, general and administrative expenses	13,930	12,559	33,246	35,308

	118,932	106,762	290,772	279,351

Earnings from continuing operations before interest and taxes	44,784	24,029	81,319	67,023
Interest expense	(5,102)	(4,857)	(14,816)	(15,530)
Interest income	7	98	45	552

Earnings from continuing operations before taxes	39,689	19,270	66,548	52,045
Income tax benefit	6,333	5,600	11,937	14,984

Earnings from continuing operations	46,022	24,870	78,485	67,029

Discontinued operations:
Gain (loss) from discontinued operations (including losses on disposal of $-, $(387), $-, and $(20,403))	(300)	621	(6,724)	(17,450)
Income tax benefit (provision)	117	(241)	2,664	7,408

	(183)	380	(4,060)	(10,042)

Net earnings	$45,839	$25,250	$74,425	$56,987

Other comprehensive income (loss), net of tax
Defined benefit pension and other postretirement benefit plans:
Amortization of actuarial loss included in net periodic cost, net of tax of $1,185, $787, $2,439 and $2,364	$1,852	$1,232	$3,813	$3,696
Amortization of prior service credit included in net periodic cost, net of tax of $(24), $(167), $(56), and $(502)	(36)	(261)	(86)	(784)
Curtailment loss, net of tax of $-, $-, $77, and $544	—	—	121	830

Other comprehensive income, net of tax	1,816	971	3,848	3,742

Comprehensive income	$47,655	$26,221	$78,273	$60,729

Earnings per common share from continuing operations:
Basic	$1.16	$0.63	$1.97	$1.70
Diluted	1.15	0.62	1.97	1.69
Earnings (loss) per common share from discontinued operations:
Basic	$(0.01)	$0.01	$(0.10)	$(0.25)
Diluted	—	0.01	(0.10)	(0.26)
Net earnings per common share:
Basic	$1.15	$0.64	$1.87	$1.45
Diluted	1.15	0.63	1.87	1.43
Distributions per common share	$0.51	$0.51	$1.53	$1.53
Average shares outstanding (in thousands):
Basic	39,765	39,515	39,751	39,432
Diluted	39,920	39,793	39,892	39,713

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Balance Sheets

Unaudited (Dollars in thousands, except per-share amounts)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash	$1,388	$885
Short-term investments	302	3,034
Receivables, net	27,797	38,750
Restricted cash	106,250	—
Note receivable	—	100,000
Inventories	23,921	36,686
Other assets	17,043	16,423

Total current assets	176,701	195,778

Land, other than timberlands	3,521	3,521
Plant and equipment, at cost less accumulated depreciation	76,887	82,613
Timber, timberlands and related deposits, net	536,827	553,913
Deferred tax assets	79,702	74,653
Other assets	27,174	27,843

	$900,812	$938,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$100,011	$100,410
Current notes payable	72,500	129,100
Accounts payable and accrued liabilities	75,322	57,635

Total current liabilities	247,833	287,145

Long-term debt	220,943	220,927
Liability for pensions and other postretirement employee benefits	209,491	216,926
Other long-term obligations	15,975	15,089
Stockholders’ equity	206,570	198,234

	$900,812	$938,321

Stockholders’ equity per common share	$5.19	$4.99
Working capital	$(71,132)	$(91,367)
Current ratio	0.7:1	0.7:1

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Nine Months Ended September 30,

	2009	2008
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$74,425	$56,987
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Loss (gain) from discontinued operations	4,060	(2,404)
Loss on disposal of discontinued operations	—	12,446
Depreciation, depletion and amortization	26,906	22,026
Proceeds from sales deposited with a like-kind exchange intermediary	(2,030)	(34,626)
Basis of real estate sold	9,730	7,788
Deferred tax benefit	(18,145)	(7,642)
Equity-based compensation expense	2,742	3,150
Employee benefit plans	(773)	(1,803)
Other	(187)	292
Working capital changes	18,896	(9,787)

Net cash provided by operating activities from continuing operations	115,624	46,427

CASH FLOWS FROM INVESTING
Change in short-term investments	21,361	47,600
Additions to plant and properties	(11,848)	(31,848)
Deposits on timberlands	—	(27,328)
Other, net	(444)	626

Net cash provided by (used for) investing activities from continuing operations	9,069	(10,950)

CASH FLOWS FROM FINANCING
Change in book overdrafts	1,143	(4,896)
Increase (decrease) in notes payable	(56,600)	3,400
Issuance of common stock	494	3,793
Repayment of long-term debt	(383)	(182)
Distributions to common stockholders	(60,821)	(60,405)
Other, net	63	(1,650)

Net cash used for financing activities from continuing operations	(116,104)	(59,940)

Cash flows provided by (used for) continuing operations	8,589	(24,463)
Cash flows of discontinued operations:
Operating cash flows	(8,086)	37,426
Investing cash flows	—	(16,147)
Financing cash flows	—	(2,073)

Increase (decrease) in cash	503	(5,257)
Cash at beginning of period	885	9,047

Cash at end of period	$1,388	$3,790

Not included in the cash flows from financing activities for the nine months ended September 30, 2009, is a non-cash transaction totaling $106.3 million, as described in Note 5.

Net interest paid in the nine months ended September 30, 2009 and 2008 was $17.8 million and $18.6 million, respectively. Net income tax refunds in the nine months ended September 30, 2009 and 2008 were $2.2 million and $5.6 million, respectively.

Not included in additions to plant and properties for the nine months ended September 30, 2009 and 2008, are non-cash transactions totaling $0.2 million and $51.2 million, respectively, for the purchase of timberlands.

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

Potlatch is a real estate investment trust, or REIT, for federal income tax purposes. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily consists of income from the sale of standing timber. Through our wholly owned taxable REIT subsidiary, which we refer to in this report as Potlatch TRS, we operate a real estate sales and development business and six manufacturing facilities that produce lumber, plywood and particleboard.

The accompanying Consolidated Condensed Balance Sheets at September 30, 2009 and December 31, 2008, the Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters and nine months ended September 30, 2009 and 2008, and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. Subsequent events were evaluated through October 26, 2009, the date these consolidated condensed financial statements were issued.

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

In March 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill permanently ceased operations in May 2008. As a result, the Prescott operation is classified as discontinued operations in the financial statements for the quarters and nine months ended September 30, 2009 and 2008. See Note 4 for additional information.

In September 2009, we finalized a timber deed sale to Forest Investment Associates, which was a sale of stumpage, for $49.0 million. The sale, which did not include the underlying land, was for 49,536 acres of pre-merchantable timber located in south central Arkansas. The cost basis of the pre-merchantable timber of $7.1 million is classified as depletion in our financial statements.

During the nine months ended September 30, 2009, we recognized an income tax benefit resulting from the federal tax credit allowed with respect to electricity produced from qualified energy resources and sold to an unrelated party. See Note 3 for additional information about this tax credit. Financial information for the periods presented in this report also includes adjustments to the carrying value of the Prescott operations in 2008 made in conjunction with the closure and the legal settlement with Ainsworth, described in Note 12. All other adjustments were of a normal recurring nature.

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

In December 2008, the FASB issued Staff Position FAS 132(R)-1 amending SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which, among other things, expands the required disclosures regarding assets in an employer’s pension and postretirement benefit plans. The primary changes are to add the fair value hierarchy disclosures required by SFAS No. 157 as it relates to the underlying assets of the pension and postretirement benefit plans. The disclosures required by this FSP are effective for fiscal years ending after December 15, 2009. This FSP only has an impact on our financial statement disclosures and has no impact on our financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which clarifies the determination of fair value in SFAS No. 157 for assets and liabilities that may be involved in transactions that would not be considered orderly as defined in the FSP. In April 2009, the FASB also issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP provides additional guidance in determining whether a debt security is other-than-temporarily impaired and how entities should record the impairment in the financial statements. The FSP would require credit losses, as defined, to be recorded through the statement of operations and the remaining impairment loss to be recorded through accumulated other comprehensive income. These FSPs were effective for interim and annual reporting periods ending after June 15, 2009. These FSPs did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires companies to provide, on an interim basis, disclosures that are required in annual statements for the fair value of financial instruments. This FSP was effective for interim reporting periods ending after June 15, 2009 and disclosures have been included accordingly.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for interim or annual financial periods ending after June 15, 2009. This statement only impacts our financial statement disclosures and has no impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162.” On July 1, 2009, the FASB Codification became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP, so this statement did not have an impact on our financial position or results of operations, but disclosures have been revised accordingly.

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

During the quarters and nine months ended September 30, 2009 and 2008, we sold REIT properties resulting in gains that were not deferred in accordance with the like-kind exchange provisions of the Internal Revenue Code. For the quarters ended September 30, 2009 and 2008, we recorded income tax expense of $0.4 million and $0.8 million, respectively, related to these sales. For the nine months ended September 30, 2009 and 2008, we recorded income tax expense of $12.5 million and $1.2 million, respectively, related to these sales.

We continue to incur federal and state corporate income taxes on earnings from our wood products manufacturing operations and the real estate sales and development activities conducted by Potlatch TRS. For the quarters ended September 30, 2009 and 2008, we recorded income tax benefits related to the continuing operations of Potlatch TRS of $5.2 million and $6.4 million, respectively, which were due to pre-tax losses in that entity. For the nine months ended September 30, 2009 and 2008, we recorded income tax benefits related to the continuing operations of Potlatch TRS of $17.1 million and $16.2 million, respectively, which were due to pre-tax losses in that entity.

During the nine months ended September 30, 2009, we recognized an income tax benefit of $5.8 million, classified within continuing operations, attributable to the years 2005 through 2008, resulting from the federal tax credit allowed with respect to electricity produced from qualified energy resources and sold to an unrelated party. This tax credit is set to expire at the end of 2009. The $0.3 million income tax benefit attributable to the nine months ended September 30, 2009 is reflected in the income tax benefit for continuing operations for the nine month period.

During the quarter and nine months ended September 30, 2009, we recognized an income tax benefit of $1.0 million, classified within continuing operations, resulting from adjustments to prior year state income tax returns.

We reviewed our tax positions at September 30, 2009, and determined that no uncertain tax positions were taken during the first nine months of 2009, and that no new information was available at that time that would require derecognition of previously taken positions.

We reflect interest related to tax obligations, as well as penalties, in our provision for income taxes. During the quarter and nine months ended September 30, 2009, we recorded a $0.3 million benefit for interest received on a state income tax refund. No such amount was reflected in our provision for income taxes in 2008.

NOTE 4.

Discontinued Operations

The results of discontinued operations for the quarter ended September 30, 2009, included oriented strand board, or OSB, related legal expenses of less than $0.1 million. The results of discontinued operations for the nine months ended September 30, 2009, included a pre-tax charge of $5.75 million for the legal settlement related to the sale of our OSB manufacturing facilities in 2004, as well as $0.9 million of OSB-related legal expenses. The results of discontinued operations for the quarter ended September 30, 2008, included $0.7 million of OSB-related legal expenses. The results of discontinued operations for the nine months ended September 30, 2008, included pre-tax charges totaling $2.7 million and $0.3 million, respectively, related to settlements with the direct and indirect purchaser classes in the OSB antitrust lawsuit and $2.9 million of OSB-related legal expenses.

On December 16, 2008, we completed the spin-off of the Clearwater Paper businesses. The results of these operations, plus other corporate and administrative costs directly attributable to the Clearwater Paper businesses, are classified as discontinued operations.

In March 2008, we announced the permanent closure of our Prescott, Arkansas lumber mill due to poor market conditions. The mill continued processing its remaining inventory of logs and permanently ceased operations in May 2008, affecting approximately 182 employees. As a result of the announced closure, we recorded an after-tax charge of $11.7 million in the first quarter of 2008. Revenues for the Prescott operation, which were previously included in our Wood Products segment revenues, were $18.7 million for the nine months ended September 30, 2008.

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

NOTE 5.

Restricted Cash

Restricted cash increased by $106.3 million and the note receivable decreased by $100.0 million in offsetting transactions related to the $100 million principal amount of credit sensitive debentures due December 1, 2009. In June 2009, Clearwater Paper deposited $106.3 million with the indenture trustee to satisfy all remaining principal and future interest due on the credit sensitive debentures in accordance with its obligations under the Retained Obligation Agreement we entered into with Clearwater Paper in connection with the spin-off transaction. Consequently, the note receivable from Clearwater Paper was deemed to have been paid. Until the December 1, 2009 maturity date of the debentures, the funds deposited with the indenture trustee will be reflected on our Consolidated Condensed Balance Sheet as restricted cash.

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

We use a qualified intermediary to facilitate LKE transactions. Proceeds from forward transactions are held by the intermediary and are classified as restricted cash, within non-current assets, because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. Proceeds from reverse transactions are not restricted because the funds are available upon demand; therefore, these proceeds are included in short-term investments. In the case of reverse transactions in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a long-term asset and included in “Timber, timberlands and related deposits, net” in our Consolidated Condensed Balance Sheets and as “Deposits on timberlands” in the investing activities section of our Consolidated Condensed Statements of Cash Flows. Amounts deposited with a third party towards the potential future purchase of property that are not matched with LKE sales are also included in “Timber, timberlands and related deposits, net” in our Consolidated Condensed Balance Sheets and as “Deposits on timberlands” in our Consolidated Condensed Statements of Cash Flows.

At September 30, 2009, we had no proceeds from land sales deposited with a qualified LKE intermediary. At December 31, 2008, we had $3.3 million of proceeds from land sales deposited with a qualified LKE intermediary, with $3.0 million classified as short-term investments and $0.3 million classified as other long-term assets on the Consolidated Condensed Balance Sheets. These proceeds, when received from the qualified LKE intermediary, are included as non-cash adjustments to net earnings from continuing operations in the Consolidated Condensed Statements of Cash Flows.

NOTE 7.

Earnings per Common Share

The following table reconciles the number of common shares used in calculating the basic and diluted earnings per share from continuing operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per-share amounts)
	2009	2008	2009	2008
Earnings from continuing operations	$46,022	$24,870	$78,485	$67,029

Basic average common shares outstanding	39,764,675	39,514,730	39,750,684	39,431,879
Incremental shares due to:
Common stock options	25,208	63,295	17,600	58,639
Performance shares	111,210	180,723	104,531	188,876
Restricted stock units	19,342	33,977	18,751	34,096

Diluted average common shares outstanding	39,920,435	39,792,725	39,891,566	39,713,490

Basic earnings per common share from continuing operations	$1.16	$0.63	$1.97	$1.70

Diluted earnings per common share from continuing operations	$1.15	$0.62	$1.97	$1.69

For the quarter ended September 30, 2009, options to purchase 52,134 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. Options to purchase 85,391 shares of common stock were also excluded from the computation of diluted earnings per share for the quarter ended September 30, 2009, because the per share exercise prices of the stock options were greater than the average market price of our common stock during this period. For the quarter ended September 30, 2008, options to purchase 75,394 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

For the nine months ended September 30, 2009, options to purchase 105,547 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. Options to purchase 85,391 shares of common stock were also excluded from the computation of diluted earnings per share for the nine months ended September 30, 2009, because the per share exercise prices of the stock options were greater than the average market price of our common stock during this period. For the nine months ended September 30, 2008, 2,000 restricted stock units and options to purchase 75,394 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE 8.

Equity-Based Compensation

At September 30, 2009, we had three stock incentive plans, the 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At September 30, 2009, no shares were available for future issuance under the 1995 Stock Incentive Plan, while approximately 101,000 and 682,000 shares were authorized for future issuance under the 2000 and 2005 Stock Incentive Plans, respectively. We issued new shares to pay stock option exercises and to settle performance share awards and RSU awards.

During the quarter ended September 30, 2009, we recorded equity-based compensation expense of $1.0 million, of which $0.8 million related to performance shares and $0.2 million related to RSUs. During the quarter ended September 30, 2008, we recorded equity-based compensation expense related to continuing operations of $1.3 million, of which $1.1 million related to performance shares and $0.2 million related to RSUs. During the nine months ended September 30, 2009, we recorded equity-based compensation expense of $2.8 million, of which $2.4 million related to performance shares and $0.4 million related to RSUs. During the nine months ended September 30, 2008, we recorded equity-based compensation expense related to continuing operations of $3.2 million, of which $2.6 million related to performance shares and $0.6 million related to RSUs. All outstanding stock options were fully vested prior to January 2006. The net income tax benefit associated with our equity-based compensation expense totaled $0.1 million and $0.5 million for the quarters ended September 30, 2009 and 2008, respectively, and $0.5 million and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively. No such amounts were recorded during these periods from discontinued operations.

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

Our outside directors also can each elect to defer compensation in the form of common stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of the company’s common stock. We recorded director deferred compensation expense totaling $0.5 million and $0.2 million for the quarters ended September 30, 2009 and 2008, respectively. We recorded director deferred compensation expense totaling $0.5 million and $0.4 million for the nine months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009 and 2008, $0 million and $1.0 million, respectively, of cash flows representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized have been classified as a financing cash inflow from continuing operations in the Consolidated Condensed Statements of Cash Flows. No such amounts were recorded during these periods from discontinued operations.

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, were fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2009 or 2008.

A summary of outstanding stock options and changes during the nine months ended September 30, 2009, is presented below:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	412,001	$21.44
Shares exercised	(26,820)	20.11	$265
Shares canceled or expired	(1,035)	30.92

Outstanding and exercisable at September 30	384,146	21.51	2,876

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2008 was $2.8 million.

The following table summarizes information about stock options outstanding at September 30, 2009:

	Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price

$13.8594 to $16.6452	86,370	2.77 years	$15.28
$18.6083 to $19.2569	160,251	3.17 years	19.04
$24.0131 to $30.9204	137,525	3.27 years	28.30

$13.8594 to $30.9204	384,146	3.11 years	21.51

Cash received from stock option exercises for the nine months ended September 30, 2009 and 2008 was $0.5 million and $3.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0 and $0.1 million for the quarters ended September 30, 2009 and 2008, respectively, and $0 and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively.

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

The fair value of all performance share awards is estimated using a Monte Carlo simulation model. A summary of outstanding performance share awards as of September 30, 2009, and changes during the nine months ended September 30, 2009 is presented below:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	131,108	$50.51
Granted	112,269	33.32
Forfeited	(63)	47.90

Unvested shares outstanding at September 30	243,314	42.58	$6,336

As of September 30, 2009, there was $4.1 million of unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.4 years.

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

A summary of the status of outstanding RSU awards as of September 30, 2009, and changes during the nine months ended September 30, 2009, is presented below:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	39,711	$45.38
Granted	21,720	24.34
Vested	(19,372)	49.61
Forfeited	—	—

Unvested shares outstanding at September 30	42,059	32.57	$1,197

For RSU awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price. The total fair value of RSU awards vested during the nine months ended September 30, 2009 was $1.0 million.

As of September 30, 2009, there was $0.7 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.6 years.

NOTE 9.

Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Lumber and other manufactured wood products	$11,833	$14,471
Land inventory	5,846	6,971
Materials and supplies	4,207	2,963
Logs and residuals	2,035	12,281

	$23,921	$36,686

NOTE 10.

Pension Plans and Other Postretirement Employee Benefits

The following tables detail the components of net periodic costs (benefit) of our pension plans and other postretirement employee benefits, or OPEB, for the quarters and nine months ended September 30, 2009 and 2008:

Quarters ended September 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$369	$2,836	$(77)	$648
Interest cost	5,379	9,439	2,901	4,005
Expected return on plan assets	(8,625)	(15,427)	—	—
Amortization of prior service cost (credit)	186	513	(246)	(941)
Amortization of actuarial loss	788	1,017	2,249	1,002

Net periodic cost (benefit)	$(1,903)	$(1,622)	$4,827	$4,714

Nine months ended September 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$3,217	$8,508	$735	$1,944
Interest cost	16,941	28,317	6,761	12,013
Expected return on plan assets	(26,482)	(46,281)	—	—
Amortization of prior service cost (credit)	596	1,539	(738)	(2,825)
Amortization of actuarial loss	2,918	3,052	3,334	3,008
Curtailments	198	268	—	—

Net periodic cost (benefit)	$(2,612)	$(4,597)	$10,092	$14,140

The pension and OPEB amounts reported above for the quarter and nine months ended September 30, 2008, include information for both continuing and discontinued operations. The pension benefits presented above for the nine months ended September 30, 2008 do not include a $1.3 million pre-tax charge related to the closure of the Prescott lumber mill. That amount is included in “Loss from discontinued operations” in the Consolidated Condensed Statements of Operations and Comprehensive Income for the nine months ended September 30, 2008.

Of the $1.8 million reported as “Other comprehensive income, net of tax,” on our Consolidated Condensed Statements of Operations and Comprehensive Income for the quarter ended September 30, 2009, $0.5 million and $1.3 million related to our defined benefit pension plans and OPEB, respectively. Of the $3.8 million reported as “Other comprehensive income, net of tax,” on our Consolidated Condensed Statements of Operations and Comprehensive Income for the nine months ended September 30, 2009, $2.2 million and $1.6 million related to our defined benefit pension plans and OPEB, respectively.

We reported in our 2008 Annual Report on Form 10-K that, due to the steep downturn in the stock market in the fourth quarter of 2008, our two company-sponsored tax-qualified defined benefit pension plans were underfunded at December 31, 2008, and, as a result, we would be required to make estimated contributions to our tax-qualified pension plans by September 2010. However, in April 2009, an Internal Revenue Service pronouncement provided significant funding relief to single-employer defined benefit plan sponsors. Consequently, we are not required to make contributions for 2009 to our defined benefit plans. However, we estimate contributions will total approximately $1.7 million in 2009 to our non-qualified pension plan. As of September 30, 2009, $1.3 million of contributions had been made. We do not anticipate funding our OPEB obligations in 2009 except to pay benefit costs as incurred during the year by eligible participants.

NOTE 11.

Fair Value Measurements

Estimated fair values of our financial instruments are as follows:

(Dollars in thousands)	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments	$107,940	$107,940	$3,919	$3,919
Note receivable	—	—	100,000	100,000
Current notes payable	72,500	72,500	129,100	129,100
9.125% credit sensitive debentures	100,000	000	100,000	78,000
Other long-term debt, including current installments	220,954	000	221,337	140,984

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

NOTE 13.

Segment Information

(Dollars in thousands)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment Revenues
Resource	$109,045	$94,552	$183,539	$199,893

Real Estate	5,646	6,750	58,379	43,198

Wood Products
Lumber	38,097	44,618	100,733	119,624
Plywood	10,476	11,353	24,499	39,361
Particleboard	2,094	4,456	7,766	14,177
Other	9,565	14,884	26,764	37,968

	60,232	75,311	159,762	211,130

	174,923	176,613	401,680	454,221
Elimination of intersegment revenues	(11,207)	(45,822)	(29,589)	(107,847)

Total consolidated revenues	$163,716	$130,791	$372,091	$346,374

Intersegment revenues or transfers
Resource	$11,207	$41,442	$29,589	$95,672
Wood Products	—	4,380	—	12,175

Total intersegment revenues or transfers	$11,207	$45,822	$29,589	$107,847

Operating Income (Loss)
Resource	$55,374	$30,746	$70,745	$60,102
Real Estate	1,455	3,225	44,474	31,192
Wood Products	(1,532)	1,585	(15,708)	(2,261)
Eliminations and adjustments	(764)	(3,337)	4,323	(109)

	54,533	32,219	103,834	88,924
Corporate	(14,844)	(12,949)	(37,286)	(36,879)

Earnings from continuing operations before taxes	$39,689	$19,270	$66,548	$52,045

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

OVERVIEW

We are a real estate investment trust, or REIT, with approximately 1.6 million acres of timberlands in Arkansas, Idaho, Minnesota and Wisconsin. Through a wholly owned taxable subsidiary, which we refer to in this report as Potlatch TRS, we operate a real estate sales and development business and six manufacturing facilities that produce lumber, plywood and particleboard.

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

As of September 30, 2009, our business was organized into three segments:

•

The business of the Resource segment consists of the management of our timberlands to optimize the value of all possible revenue producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include planting trees, harvesting trees, building and maintaining roads, development of management plans and recreation lease management. For the first nine months of 2009, Resource segment revenues were $183.5 million, representing approximately 46% of our revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $29.6 million for the period.

In September 2009, we finalized the timber deed sale with Forest Investment Associates L.P., a timberland investment management organization, for $49.0 million. The transaction is considered a sale of stumpage, which is qualified REIT income. The sale, which does not include the underlying land, was for 49,536 acres of pre-merchantable timber located in south central Arkansas. The age class of the trees ranges from 1 to 10 years, with the average age being just under 7 years. Full use of the land reverts back to us after a full harvest cycle is completed, which is no later than 30 years after the trees were initially planted.

•

The business of the Real Estate segment consists primarily of the sale of selected non-strategic timberland real estate. From time to time, we also take advantage of opportunities to sell timberland to meet various financial and strategic objectives. The segment plays an active role in negotiations for all timberland acquisitions, and engages in real estate development activities through Potlatch TRS. Results for the segment depend on the demand for our non-strategic timberlands, the timing of closing of sales of properties and our ability to match sales of property with acquisitions in LKE transactions. Consequently, revenues for the segment are seldom comparable or predictable between periods. Real Estate segment revenues for the first nine months of 2009 were $58.4 million, which represented approximately 14% of our revenues from continuing operations, before elimination of intersegment revenues. The segment did not have intersegment revenues during the period.

•

The Wood Products segment manufactures lumber, plywood and particleboard at six mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment revenues were $159.8 million for the first nine months of 2009, representing approximately 40% of our revenues from continuing operations, before elimination of intersegment revenues. The segment did not have intersegment revenues during the period.

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

Fluctuating Timber Prices. Our results of operations and cash flows are materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors affecting demand, such as changes in economic conditions, construction activity levels, interest rates, credit availability, population growth and weather conditions, as well as changes in timber supply and other factors. All of these factors can vary by region and by timber type, such as sawlogs or pulpwood logs. In the first nine months of 2009, average sawlog prices were approximately 28% lower in the Northern region and 9% lower in the Southern region compared to the same period in 2008, due primarily to a reduced demand for lumber for housing construction and the subsequent curtailments and closures of lumber mills across the U.S.

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

The forest products industry in general and the wood products business in particular were adversely affected in 2008 and the first nine months of 2009 by the national decline in home building and the subsequent weak demand and lower prices for wood products. As a result of these weak market conditions, we permanently closed our lumber mill at Prescott, Arkansas in May 2008. Our other Arkansas lumber mill operated at full production during 2009 until the last week of September when it was down for one week due to a lack of log inventory resulting from extremely wet weather conditions. Our Minnesota lumber mill operated at approximately 75% of normal production in the first two months of 2009, then returned to a full production level in March 2009. Our Idaho lumber mill also operated at approximately 75% of normal production from the beginning of 2009 through mid-April, when it returned to a full production schedule. Our Idaho plywood facility operated at approximately 60% of normal production from the beginning of 2009, returning to full production in early May. Our Idaho particleboard plant was shut down for the month of January 2009, and then ran as scheduled at 50% of normal production levels until mid-August to better balance production with the available fiber supply and demand for particleboard. In mid-August the particleboard plant was shut down for two weeks due to a build-up of inventory and lack of orders. The plant has again been running as scheduled at 50% of normal production levels since late August. We do not expect a meaningful recovery in the wood products markets in the near term.

One of the most significant expenses of our wood products segment is the cost of sawlogs and wood fiber needed to supply our manufacturing facilities. The cost of logs that supply our lumber mills has at times fluctuated as a result of the factors discussed above affecting the price of our timber. Selling prices of our wood products have not always increased in response to log price increases, nor have log prices always decreased in conjunction with declining wood products prices. The results of operations of our wood products business have been and may in the future be adversely affected if we are unable to pass cost increases through to our customers.

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

CRITICAL ACCOUNTING ESTIMATES

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

Long-lived assets. A significant portion of our total assets are invested in our timber and timberlands and our wood products manufacturing facilities. The cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-lived assets are a material component of our financial position with the potential for material change in valuation if assets are determined to be impaired. Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs, including revenues, costs and capital spending, are subject to frequent change for many different reasons, including the reasons previously described above under “Factors Influencing our Results of Operations and Cash Flows.” Because of the number of variables involved, the interrelationship between the variables and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions, and operations are reviewed, as appropriate, for impairment using the most current data available. To date, this process has not resulted in an impairment charge for any of our assets associated with our continuing operations.

Deferred tax assets. We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets as prescribed under the Internal Revenue code. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken, we believe that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2009. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified. Such tax planning strategies include the transfer of income-producing timberlands from the REIT to Potlatch TRS to generate income sufficient to fund our pension and OPEB obligations, and thus realize our deferred tax assets.

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

Environmental liabilities. We record accruals for estimated environmental liabilities when such contingencies are probable and reasonably estimable. These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities. In making these estimates, we consider, among other things, the activities we have conducted at any particular site, information obtained through consultation with applicable regulatory authorities and third parties, and our historical experience at other sites that are judged to be comparable. We must also consider the likelihood of changes in governmental regulations, advancements in environmental technologies and changing legal standards regarding liability. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, our accruals are subject to substantial uncertainties, and our actual costs could be materially more or less than the estimated amounts.

Pension and other postretirement employee benefits. The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the discount rate applied to pension plan obligations and the rate of return on plan assets. For OPEB obligations, which provide certain health care and life insurance benefits to qualified retired employees, critical assumptions in determining OPEB expense are the discount rate applied to benefit obligations and the assumed health care cost trend rates used in the calculation of benefit obligations.

Note 12 to our 2008 Annual Report on Form 10-K consolidated financial statements includes information on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense for the three years ended December 31, 2008, as well as the funded status for our pension plans and OPEB obligations as of December 31, 2008 and 2007. Note 10, “Pension Plans and Other Postretirement Employee Benefits,” of this Form 10-Q includes information on the components of pension and OPEB expense for the quarters and nine months ended September 30, 2009 and 2008.

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

We reported in our 2008 Annual Report on Form 10-K that, due to the steep downturn in the stock market in the fourth quarter of 2008, our two company-sponsored tax-qualified defined benefit pension plans were underfunded at December 31, 2008, and, as a result, we would be required to make estimated contributions to our tax-qualified pension plans by September 2010. However, in April 2009, an Internal Revenue Service pronouncement provided significant funding relief to single-employer defined benefit plan sponsors. Consequently, we are not required to make contributions for 2009 to our defined benefit plans. However, we estimate contributions will total approximately $1.7 million in 2009 to our non-qualified pension plan. As of September 30, 2009, $1.3 million of contributions had been made. We do not anticipate funding our OPEB obligations in 2009 except to pay benefit costs as incurred during the year by eligible participants.

For our OPEB plans, expense for 2008 related to continuing operations was $10.3 million. The OPEB expense for 2008 for both continuing and discontinued operations was $18.5 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 6.15% and 6.40% at December 31, 2008 and 2007, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2008 was a 9% increase over the previous year, with the rate of increase scheduled to decline ratably to an assumption of 6% for 2018.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect OPEB expense by approximately $0.3 million. A 1% change in the assumption for health care cost trend rates would have affected 2008 OPEB expense by approximately $0.9 to $1.1 million and the total OPEB obligation by approximately $11.6 to $13.5 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Consolidated Condensed Statements of Operations and Comprehensive Income. The expense is allocated to all business segments. At September 30, 2009, and December 31, 2008, liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 to our 2008 Form 10-K consolidated financial statements for further discussion.

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

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

The following table sets forth period-to-period changes in items included in our Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters ended September 30, 2009 and 2008.

	Quarters Ended September 30,		Increase
(Dollars in thousands)	2009	2008	(Decrease)
Revenues	$163,716	$130,791	$32,925

Costs and expenses:
Depreciation, depletion and amortization	15,388	9,489	5,899
Materials, labor and other operating expenses	89,614	84,714	4,900
Selling, general and administrative expenses	13,930	12,559	1,371

	118,932	106,762	12,170

Earnings from continuing operations before interest and taxes	44,784	24,029	20,755
Interest expense	(5,102)	(4,857)	(245)
Interest income	7	98	(91)
Income tax benefit	6,333	5,600	733

Earnings from continuing operations	46,022	24,870	21,152
Discontinued operations, net of tax	(183)	380	(563)

Net earnings	$45,839	$25,250	$20,589

Other comprehensive income, net of tax	1,816	971	845

Comprehensive income	$47,655	$26,221	$21,434

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Revenues – Revenues increased $32.9 million, or 25%, in the quarter ended September 30, 2009, over the same quarter in 2008, primarily due to the $48.7 million of proceeds received from the timber deed sale, partially offset by decreased revenues from reduced harvest levels and from lower sales from the Wood Products segment. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Depreciation, depletion and amortization – Depreciation, depletion and amortization expense increased $5.9 million, or 62%, in the third quarter of 2009 over the same quarter in 2008 primarily due to fee depletion associated with the timber deed sale and increased cost basis of land sold in the third quarter of 2009.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased $4.9 million, or 6%, in the quarter ended September 30, 2009, over the same quarter in 2008. The higher expenses were primarily due to increased costs associated with increased sales of logs to external customers and a higher cost basis for the acreage sold in 2009.

Selling, general and administrative expenses – Selling, general and administrative expenses increased $1.4 million in the third quarter of 2009 over the same period in 2008, primarily due to increased compensation-related expenses in 2009.

Interest expense – Interest expense increased $0.2 million, or 5%, in the third quarter of 2009 over the same quarter in 2008, primarily due to slightly higher levels of borrowings outstanding under our bank credit facility during the 2009 period compared to the same period in 2008, partially offset by lower interest rates paid on the borrowings in the third quarter of 2009.

Interest income – Interest income decreased $0.1 million in the third quarter of 2009 from the same period in 2008, primarily due to lower levels of short-term investments during the 2009 quarter compared to 2008 and lower interest rates received on short-term investments in 2009.

Income tax benefit – We recorded income tax benefits related to our continuing operations of $6.3 million and $5.6 million for the quarters ended September 30, 2009 and 2008, respectively. The income tax benefit in the third quarter of 2009 resulted primarily from pre-tax losses from Potlatch TRS and state income tax adjustments. The income tax benefit in the third quarter of 2008 was primarily due to pre-tax losses from Potlatch TRS.

Discontinued operations – The results of discontinued operations for the third quarter of both 2009 and 2008 included the operations of the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008. Discontinued operations for the third quarter of 2009 and 2008 also included OSB-related legal expenses of less than $0.1 million and $0.7 million, respectively.

Other comprehensive income, net of tax – We recorded other comprehensive income, net of tax, of $1.8 million for the quarter ended September 30, 2009, compared to $1.0 million for the same quarter in 2008.

DISCUSSION OF BUSINESS SEGMENTS

	Quarters Ended September 30,		Increase
(Dollars in thousands)	2009	2008	(Decrease)
Revenues:
Resource	$109,045	$94,552	$14,493

Real Estate	5,646	6,750	(1,104)

Wood Products:
Lumber	38,097	44,618	(6,521)
Plywood	10,476	11,353	(877)
Particleboard	2,094	4,456	(2,362)
Other	9,565	14,884	(5,319)

	60,232	75,311	(15,079)

Total revenues, before eliminations	$174,923	$176,613	$(1,690)

Operating Income (Loss):
Resource	$55,374	$30,746	$24,628
Real Estate	1,455	3,225	(1,770)
Wood Products	(1,532)	1,585	(3,117)

Total operating income, before corporate and eliminations	$55,297	$35,556	$19,741

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Operating income for our Resource segment increased $24.6 million, or 80%, for the third quarter of 2009 over the same quarter in 2008 primarily due to the timber deed sale that was finalized in September 2009 and contributed $41.5 million to operating income. Revenues for the segment increased $14.5 million, or 15%, during the third quarter of 2009 over the third quarter of 2008 primarily as a result of the revenues from the timber deed sale, partially offset by reduced fee harvest volumes as a result of our planned reduction in harvest levels and lower sales prices in both the Northern and Southern regions. In the Southern region, sawlog prices decreased 7%, while sales volumes decreased 16%, and prices for pulpwood decreased 12%, while sales volumes increased 7%. In the Northern region, sawlog prices and sales volumes decreased approximately 29% and 24%, respectively, as depressed softwood lumber markets continued to contribute to weak log demand. Also in the Northern region, prices for pulpwood decreased 10% and sales volumes decreased 20%. Expenses for the segment decreased $10.1 million, or 16%, during the third quarter of 2009 from the same quarter in 2008. The decrease in expenses was primarily related to lower logging and hauling costs due to reduced harvest levels and cost control measures implemented within the Resource operations at the beginning of the year, partially offset by increased fee depletion expenses related to the timber deed sale.

Operating income for our Real Estate segment decreased $1.8 million, or 55%, in the third quarter of 2009 compared to the same quarter in 2008. Revenues for the segment decreased $1.1 million in the third quarter of 2009 from the third quarter of 2008. During the third quarter of 2009, we sold 812 acres of higher and better use, or HBU, property for approximately $1.9 million, or $2,342 per acre. In addition, we sold 2,118 acres of rural recreational property for approximately $2.4 million, for an overall average price of $1,150 per acre. There was also one sale of 2,617 acres of non-strategic timberland for approximately $1.3 million, or $500 per acre. During the third quarter of 2008, HBU land sales totaled approximately 327 acres at an average price of $2,462 per acre and rural recreational land sales totaled 4,849 acres at an average price of $1,172 per acre. Results for the segment depend to a large extent on the timing of closings of transactions for properties we sell and the types of properties sold. Real Estate segment expenses increased $0.7 million, or 19%, in the third quarter of 2009 over the third quarter of 2008. The increased expenses were primarily due to the higher cost basis of the land sold in 2009.

The Wood Products segment reported an operating loss of $1.5 million for the third quarter of 2009, compared to operating income of $1.6 million in the same quarter of 2008. Revenues for the segment decreased $15.1 million, or 20%, from the third quarter of 2008. Lumber revenues decreased $6.5 million, or 15%, in the third quarter of 2009 from the same quarter of 2008. The lower lumber revenues were due to selling prices 13% lower than the previous year combined with a 3% decrease in sales volumes. Our lumber mill in Arkansas was shut down during the last week of September as wet weather conditions impacted log deliveries, resulting in a log inventory shortage. Plywood revenues decreased $0.9 million, or 8%, during the third quarter of 2009 from the same quarter of 2008. Particleboard revenues decreased $2.4 million, or 53%, in the third quarter of 2009 from the same quarter in 2008. During the third quarter, our Idaho particleboard plant operated as scheduled at 50% of normal levels to better balance production with the available fiber supply and demand for particleboard. However, it was shut down for two weeks in August due to a lack of orders and a build-up of inventory. Other revenues for the segment, which consist primarily of the sale of lumber mill by-products such as residuals and chips, decreased $5.3 million, or 36%, during the third quarter of 2009 from the same quarter of 2008, primarily due to lower production from our lumber mills resulting in fewer by-products. Expenses for the segment decreased $12.0 million, or 16%, for the third quarter of 2009 from the same quarter of 2008. The decrease in expenses was primarily due to lower log costs associated with reduced lumber sales.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth period-to-period changes in items included in our Consolidated Condensed Statements of Operations and Comprehensive Income for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2009	2008	(Decrease)
Revenues	$372,091	$346,374	$25,717

Costs and expenses:
Depreciation, depletion and amortization	26,906	22,026	4,880
Materials, labor and other operating expenses	230,620	222,017	8,603
Selling, general and administrative expenses	33,246	35,308	(2,062)

	290,772	279,351	11,421

Earnings from continuing operations before interest and taxes	81,319	67,023	14,296
Interest expense	(14,816)	(15,530)	714
Interest income	45	552	(507)
Income tax benefit	11,937	14,984	(3,047)

Earnings from continuing operations	78,485	67,029	11,456
Discontinued operations, net of tax	(4,060)	(10,042)	5,982

Net earnings	$74,425	$56,987	$17,438

Other comprehensive income, net of tax	3,848	3,742	106

Comprehensive income	$78,273	$60,729	$17,544

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Revenues – Revenues increased $25.7 million, or 7%, in the nine months ended September 30, 2009, over the same period in 2008, primarily due to the $48.7 million of proceeds received from the timber deed sale and increased revenue from the Real Estate segment’s sales, partially offset by decreased revenues from our Wood Products segment. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Depreciation, depletion and amortization – Depreciation, depletion and amortization expense increased $4.9 million, or 22%, in the first nine months of 2009 over the same period in 2008, primarily due to fee depletion associated with the timber deed sale and increased cost basis of land sold in 2009.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased $8.6 million, or 4%, in the first nine months of 2009 over the same period in 2008. The higher expenses were primarily due to increased costs associated with increased sales of logs to external customers and a higher cost basis for the acreage sold in 2009.

Selling, general and administrative expenses – Selling, general and administrative expenses decreased $2.1 million, or 6%, in the first nine months of 2009 from the same period in 2008. The decrease was primarily due to higher compensation-related expenses in the first nine months of 2008.

Interest expense – Interest expense decreased $0.7 million, or 5%, from the same period in 2008, primarily due to lower levels of borrowings outstanding under our bank credit facility during the first nine months of 2009 compared to the same period in 2008 and lower interest rates in 2009.

Interest income – Interest income decreased $0.5 million from the same period in 2008, primarily due to lower levels of short-term investments during the first nine months of 2009 compared to the same period in 2008 and lower interest rates received on short-term investments in 2009.

Income tax benefit – We recorded income tax benefits related to our continuing operations of $11.9 million and $15.0 million for the nine month periods ended September 30, 2009 and 2008, respectively. The income tax benefit in the 2009 period primarily resulted from pre-tax losses from Potlatch TRS and a federal tax credit associated with electricity produced from qualified energy resources and sold to an unrelated party, partially offset by built-in gains taxes on land sales in the period that we were not able to match for Section 1031 purposes. (See Note 3 to the financial statements for additional information related to the federal tax credit associated with the sale of electricity produced from qualified energy resources.) The income tax benefit in the same period in 2008 was primarily due to pre-tax losses from Potlatch TRS.

Discontinued operations – The results of discontinued operations for the nine months ended September 30, 2009, included a pre-tax charge of $5.75 million for the legal settlement related to the sale of our oriented strand board, or OSB, manufacturing facilities in 2004, as well as $0.9 million of OSB-related legal expenses. The results of discontinued operations for the nine months ended September 30, 2008, included pre-tax charges totaling $2.7 million and $0.3 million, respectively, related to settlements with the direct and indirect purchaser classes in the OSB antitrust lawsuit and $2.9 million of OSB-related legal expenses. Discontinued operations for both periods also included the operations of the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008.

Other comprehensive income, net of tax – We recorded other comprehensive income, net of tax, of $3.8 million for 2009, compared to $3.7 million for 2008.

DISCUSSION OF BUSINESS SEGMENTS

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2009	2008	(Decrease)
Revenues:
Resource	$183,539	$199,893	$(16,354)

Real Estate	58,379	43,198	15,181

Wood Products:
Lumber	100,733	119,624	(18,891)
Plywood	24,499	39,361	(14,862)
Particleboard	7,766	14,177	(6,411)
Other	26,764	37,968	(11,204)

	159,762	211,130	(51,368)

Total revenues, before eliminations	$401,680	$454,221	$(52,541)

Operating Income (Loss):
Resource	$70,745	$60,102	$10,643
Real Estate	44,474	31,192	13,282
Wood Products	(15,708)	(2,261)	(13,447)

Total operating income, before corporate and eliminations	$99,511	$89,033	$10,478

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Operating income for our Resource segment increased $10.6 million, or 18%, in the first nine months of 2009 over the same period in 2008 primarily due to the $41.5 million contribution to operating income from the timber deed sale, partially offset by reduced harvests. Revenues for the segment decreased $16.4 million, or 8%, during the first nine months of 2009 compared to the same period in 2008, primarily due to reduced fee harvest volumes as a result of our planned reduction in harvest levels and lower sales prices in both the Northern and Southern regions, partially offset by revenues from the timber deed sale. In the Southern region, prices for both sawlogs and pulpwood decreased 9%, while sales volumes for sawlogs and pulpwood increased 6% and 17%, respectively. In the Northern region, prices for sawlogs and pulpwood decreased 28% and 5%, while sales volumes for sawlogs and pulpwood decreased 26% and 25%, respectively. Expenses for the segment decreased $27.0 million, or 19%, during the first nine months of 2009 from the same period in 2008. The decrease in expenses was primarily related to lower logging and hauling costs due to reduced harvest levels and cost control measures implemented in the segment, partially offset by increased fee depletion expenses related to the timber deed sale.

Operating income for our Real Estate segment increased $13.3 million, or 43%, in the first nine months of 2009 over the same period in 2008. Revenues for the segment increased $15.2 million, or 35%, in the first nine months of 2009 over the same period in 2008. We sold 24,549 acres of non-strategic timberland in Arkansas in January 2009 for $43.3 million, or $1,762 per acre. In addition, we had two other non-strategic timberland sales of 5,619 acres for $2.8 million, or $500 per acre. Other land sales in the first nine months of 2009 totaled 1,872 HBU acres at an average price of $2,221 per acre and 7,071 rural recreational acres at an average price of $1,154 per acre. We sold 42,841 acres of non-strategic timberland in Minnesota in the first nine months of 2008 at an average price of $376 per acre. Other land sales in the first nine months of 2008 totaled 3,069 HBU acres at an average price of $2,543 per acre and 12,758 acres of rural recreational land at an average price of $1,491 per acre. Results for the segment depend to a large extent on the timing of closings of transactions for properties we sell and the types of properties sold. Real Estate segment expenses increased $1.9 million, or 16%, in the first nine months of 2009 over the same period in 2008, primarily due to a higher cost basis of land sold in 2009.

The Wood Products segment reported an operating loss of $15.7 million for the first nine months of 2009 compared to an operating loss of $2.3 million in the same period of 2008. Revenues for the segment decreased $51.4 million, or 24%, from the first nine months of 2008. Lumber revenues decreased $18.9 million, or 16%, in the first nine months of 2009 from the same period in 2008. The lower lumber revenues were due to 15% lower sales prices and a 1% decrease in sales volumes. Our lumber mill in Arkansas was shut down during the last week of September as wet weather conditions impacted log deliveries, resulting in a log inventory shortage. Our Minnesota lumber mill operated at approximately 75% of normal production in the first two months of 2009, then returned to a full production level in March 2009. Our Idaho lumber mill also operated at approximately 75% of normal production at the beginning of 2009, then returned to full production in mid-April. Plywood revenues decreased $14.9 million, or 38%, during the first nine months of 2009 from the same period of 2008. Our Idaho plywood facility operated at approximately 60% of normal production at the beginning of 2009, then returned to full production in early May. Particleboard revenues decreased $6.4 million, or 45%, in the first nine months of 2009 from the same period in 2008. Our Idaho particleboard plant was shut down for the month of January 2009, but has now been running as scheduled at 50% of normal levels to better balance production with the available fiber supply and demand for particleboard. However, it was shut down for two weeks in August due to a lack of orders and a build-up of inventory. Other revenues for the segment, which consist primarily of the sale of lumber mill by-products such as residuals and chips, decreased $11.2 million, or 30%, during the first nine months of 2009 from the same period of 2008, primarily due to lower production from our lumber mills resulting in fewer by-products. Expenses for the segment decreased $37.9 million, or 18%, for the first nine months of 2009 from the same period of 2008. The decrease in expenses was primarily due to lower log costs, lower labor and supply costs associated with reduced production levels, and decreased lumber shipments.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, our financial position included long-term debt of $321.0 million, including current installments on long-term debt of $100.0 million, and current notes payable of $72.5 million. Long-term debt at September 30, 2009 (including current installments) decreased $0.3 million from the $321.3 million balance at December 31, 2008. Notes payable at September 30, 2009, decreased $56.6 million from the December 31, 2008, balance of $129.1 million due to reduced borrowings under our bank credit facility. Proceeds from the timber deed sale and tax refunds received in September 2009 were used to pay down a portion of the outstanding balance of the bank credit facility. Stockholders’ equity for the first nine months of 2009 increased $8.3 million due to net earnings of $74.4 million, partially offset by regular quarterly cash distributions to common stockholders of $60.8 million and establishment of a $13.3 million deferred tax liability related to the contribution of property from the REIT to TRS. The ratio of long-term debt (including current installments) to stockholders’ equity was 1.55 to 1 at September 30, 2009, compared to 1.62 to 1 at December 31, 2008.

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

(Dollars in thousands)
2010	$11
2011	5,011
2012	21,657
2013	8,413
2014	21,000

Cash Flows Summary

The following table presents information regarding our cash flows for the nine months ended September 30, 2009 and 2008.

(Dollars in thousands)	Nine Months Ended September 30,
	2009	2008
Cash flows from continuing operations:
Net cash provided by operations	$115,624	$46,427
Net cash provided by (used for) investing	9,069	(10,950)
Net cash used for financing	(116,104)	(59,940)

Cash flows provided by (used for) continuing operations	8,589	(24,463)
Cash flows of discontinued operations	(8,086)	19,206

Increase (decrease) in cash	503	(5,257)
Cash at beginning of period	885	9,047

Cash at end of period	$1,388	$3,790

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Working capital totaled negative $71.1 million at September 30, 2009, an increase of $20.3 million from the December 31, 2008 balance of negative $91.4 million. The significant changes in the components of working capital are as follows:

•

Accounts payable and accrued liabilities increased $17.7 million primarily due to the $6.3 million of deferred interest related to the credit sensitive debentures, increased taxes payable, other interest payable and accrued compensation-related expenses.

•

Receivables decreased $11.0 million primarily due to payment of the $16.6 million accounts receivable balance from Clearwater Paper recorded on our balance sheet at December 31, 2008, partially offset by increased trade receivables.

•

Inventories decreased $12.8 million during the nine months ended September 30, 2009. Log inventories decreased $10.2 million, primarily due to the wet weather in our Southern region. Lumber and other manufactured wood products inventories decreased $2.6 million as part of a scheduled reduction in inventories in the operating plan of the Wood Products segment.

•

Notes payable totaled $72.5 million at September 30, 2009, compared to $129.1 million at December 31, 2008, a decrease of $56.6 million, due to reduced borrowings under our bank credit facility. Proceeds from the timber deed sale and tax refunds received in September 2009 were used to pay down a portion of the outstanding balance of the bank credit facility.

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

Net cash provided by operating activities from continuing operations for the first nine months of 2009 totaled $115.6 million, compared to $46.4 million for the same period in 2008. The increase was due to higher operating earnings, fewer proceeds deposited with the LKE intermediary and increased cash from working capital changes in the first nine months of 2009 compared to the same period in 2008.

Net cash provided by investing activities from continuing operations totaled $9.1 million for the nine months ended September 30, 2009. Net cash used for investing activities from continuing operations totaled $11.0 million for the nine months ended September 30, 2008. In the first nine months of 2009, a $21.4 million change in short-term investments was partially offset by $11.8 million of capital expenditures. In the first nine months of 2008, we used $27.3 million for deposits on timberlands and $31.8 million for capital expenditures, including $16.4 million in cash for the acquisition of timberlands in Idaho. The deposits on timberlands represent the portion of timberlands that were purchased on our behalf by a section 1031 like-kind exchange qualified intermediary and held by the intermediary until matched with sales of company-owned properties through our like-kind exchange process. These uses of cash in the first nine months of 2008 were partially offset by a net cash inflow of $47.6 million from a change in our short-term investments. Capital expenditures of $11.8 million in the first nine months of 2009 were primarily for forestland activities and various smaller projects designed to improve product quality and manufacturing efficiency.

Net cash used for financing activities from continuing operations totaled $116.1 million and $59.9 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used for financing activities in the first nine months of 2009 was primarily for payment of our regular quarterly cash distributions to shareholders of $60.8 million and paying down the outstanding balance of our bank credit facility by $56.6 million. Net cash used for financing activities in the first nine months of 2008 was primarily for payment of our regular quarterly cash distributions to common stockholders of $60.4 million.

Our regular quarterly cash distributions totaled $60.8 million in the first nine months of 2009. We expect to fund the remaining portion of our 2009 annual cash distributions using the cash flows from our REIT-qualifying timberland operations and real estate sales. Any shortfall between cash available for distribution from REIT operations and our 2009 distributions to stockholders is expected to be funded through cash on hand, bank borrowings, revenues from sales of timberlands or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If we do not generate sufficient cash flows primarily from our timberland operations and real estate sales and we are unable to borrow, or elect not to do so, we may be required to reduce our quarterly distributions. Significant decreases in timber or timberland prices or other factors that have a materially adverse effect on the cash flows from our REIT operations could result in our inability to maintain our current distribution rate.

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

Our current secured bank credit facility, which expires in December 2013, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $20 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Availability under the credit facility was previously reduced by $100 million until the $100 million principal amount of credit sensitive debentures due in December 2009 were paid by Clearwater Paper, as discussed below. In June 2009, Clearwater Paper deposited with the indenture trustee a sum sufficient to satisfy all remaining principal and future interest due on the credit sensitive debentures. Consequently, our obligations under the indenture governing the credit sensitive debentures have been fully discharged and the $100 million limitation on availability under our secured bank credit facility has been removed. Subject to certain conditions and agreement of the lenders, the facility may be increased by up to an additional $100 million. As of September 30, 2009, there were $72.5 million of borrowings outstanding under the revolving line of credit, and $6.8 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at September 30, 2009 was $170.7 million. Loans under the credit facility bear interest at LIBOR plus between 3.0% and 4.0% for LIBOR loans, and a base rate effectively equal to the bank’s prime rate plus between 3.0% and 4.0% for other loans. As of September 30, 2009, we are eligible to borrow under the credit facility at LIBOR plus 3.75%. As of September 30, 2009, the weighted average interest rate on the $72.5 million of borrowings outstanding under the revolving line of credit was approximately 4.0%.

The credit facility is secured by a pledge of the capital stock of our subsidiaries and by 659,600 acres of our timberlands in Idaho to satisfy the minimum collateral coverage ratio, as described below. This pledge is on an equal rights of payment and level of seniority basis with the $22.5 million principal amount of 6.95% debentures due 2015, the $100.0 million principal amount of credit sensitive debentures due 2009 and the $48.8 million principal amount of medium-term notes due 9 months to 30 years from the date of issuance.

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

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of September 30, 2009.

	Covenant Requirement	Actual Ratio at September 30, 2009
Minimum Interest Coverage Ratio	2.50 to 1.00	6.43 to 1.00
Minimum Collateral Coverage Ratio	2.25 to 1.00	3.87 to 1.00
Maximum Funded Indebtedness to Capitalization Ratio	60.0% (1)	45.7%

(1)	Percentage decreased to 55.0% effective October 1, 2009.

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

Environmental

We are subject to extensive federal and state environmental regulation of our operating facilities and timberlands, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations, and threatened and endangered species. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $1.6 million during 2008 and are expected to be approximately $0.3 million in 2009. The EPA has developed Maximum Achievable Control Technology, or MACT, standards under the Federal Clean Air Act for air emissions from plywood and composite wood facilities. We have complied with the applicable MACT standards. Our facilities are currently in substantial compliance with applicable environmental laws and regulations. We cannot be certain, however, that situations that may give rise to material environmental liabilities will not be discovered or that the enactment of new environmental laws or regulations or changes in existing laws or regulations, or their enforcement, will not require significant expenditures by us.

All of our timberlands have been audited by independent third parties for compliance with the Forest Stewardship Council, or FSC, program and the International Standardization Organization, or ISO, 14001 standard for environmental management systems. We have been certified to be in compliance with the ISO 14001 standard on all our timberlands and have received certification under the FSC program for all of our timberlands. Based on audits conducted in 2008, all of our timberlands were recertified under the FSC standard, although the certification of our Arkansas timberlands was made subject to satisfactory resolution of a corrective action request with respect to certain harvesting and stand re-establishment issues. We are currently in discussions with the auditor and FSC about resolution of this issue. Participation in the FSC and ISO programs is voluntary, and can require operating processes which are more stringent than existing federal or state requirements.

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on financial instruments includes interest rate risk on our short-term investments and secured bank credit facility.

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

As of September 30, 2009, we had $72.5 million of borrowings outstanding under our secured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on our outstanding credit facility borrowings of $72.5 million at September 30, 2009, would have a $0.7 million annual effect on interest expense. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments.

In December 2008, S&P raised our senior unsecured debt rating to BB+. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in June 2009.

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands)

	Expected Maturity Date (as of September 30, 2009)
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt:
Fixed rate	$100,000	$11	$5,011	$21,657	$8,413	$185,862	$320,954
Average interest rate	12.5%	6.5%	8.6%	8.3%	7.5%	6.7%	8.7%
Fair value at 9/30/09							$303,290

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

Our results of operations and cash flows will be materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors affecting demand, such as changes in economic conditions, construction activity levels, interest rates, credit availability, population growth and weather conditions, as well as changes in timber supply and other factors. All of these factors can vary by region, timber type (sawlogs or pulpwood logs) and species. In 2008, the overall price per ton for our timber was down approximately 8% from 2007, primarily as a result of depressed general economic and housing market conditions.

Timber prices are also affected by changes in timber availability at the local and national level. Our timberland ownership is currently concentrated in Arkansas, Idaho, Minnesota and Wisconsin. In Arkansas and Minnesota, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in lower harvesting activities, causing short-term decreases in supply that has tended to moderate price decreases. In Idaho, where a greater proportion of timberland is government owned, any substantial increase in timber harvesting from government-owned lands could significantly reduce timber prices, which could harm our results of operations. For more than 25 years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the U.S. forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government land could have a materially adverse effect on our results of operations and cash flows. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local forest products industry participants, as well as occasionally high timber salvage efforts due to events such as unusual pest infestations or fires.

The cyclical nature of our business could adversely affect our results of operations.

The financial performance of our operations is affected by the cyclical nature of our business. The markets for timber, real estate and manufactured wood products are influenced by a variety of factors beyond our control. The demand for our timber and wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, credit availability, population growth, weather conditions and other factors. The demand for logs is also affected by the demand for wood chips in the pulp and paper markets. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices. The demand for real estate can be affected by changes in factors such as interest rates, credit availability and economic conditions, as well as by the impact of federal, state and local land use and environmental protection laws. Historical prices for our wood products have been volatile, and we, like others in the forest products industry, have limited direct influence over the timing and extent of price changes for our products.

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

Changes in harvest levels on our timberlands may have a significant impact on our results of operations, due in part to the low cost basis of much of our timber from timberlands that we acquired many years ago. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. For example, in 2008, the overall harvest from our timberlands was 4.4 million tons, compared to 3.9 million tons harvested in 2007. Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland acquisitions and sales, we expect the overall timber harvest from our lands in 2009 to be reduced to approximately 3.7 million to 3.8 million tons, increasing to approximately 5.1 million tons annually over the next few years, depending upon market conditions.

On a short-term basis, we may adjust our timber harvest levels in response to market conditions. For example, in 2006 we deferred a portion of our planned timber harvest in our Southern region due to weak markets. In 2007, however, due to rebounding prices, we significantly increased the harvest from our Southern region timberlands, offsetting the 2006 deferred harvest. In 2009, we are again reducing our harvest in both our Northern and Southern regions due to weak markets. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands, such as the Idaho timberlands purchased in September 2007 and January 2008 and the Wisconsin timberlands purchased in January 2007, and sales of existing timberlands or timber deed sales. In addition to timberland acquisitions and sales, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.

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

A number of factors, including tightening of credit, a slowing of residential real estate development, population shifts and changes in demographics could reduce the demand for our real estate and negatively affect our results of operations. In addition, changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use and development of real estate, or changes in the political composition of federal, state and local governmental bodies could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business, profitability or financial condition. Also, there are inherent uncertainties in the timing of real estate transactions that could adversely affect our operating results in any particular quarter. The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the number of properties listed for sale, the seasonal nature of sales, the plans of adjacent landowners and our expectations of future price appreciation. Delays in the completion of transactions or the termination of potential transactions may be beyond our control. These events could adversely affect our operating results.

We may be unsuccessful in carrying out our acquisition strategy.

We have pursued, and intend to continue to pursue, acquisitions of strategic timberland properties. Among the reasons for our REIT conversion is that we are better able to compete for acquisitions of timberlands against other entities that use tax-efficient structures. It is uncertain whether any timberland acquisitions we make will perform in accordance with our expectations. In addition, we anticipate using Internal Revenue Code section 1031 like-kind exchanges, and financing acquisitions through cash from operations, borrowings under our credit facility, proceeds from equity or debt offerings or proceeds from asset dispositions, or any combination thereof. The failure to identify and complete acquisitions of suitable timberland properties, our inability to finance future acquisitions on favorable terms or our inability to complete like-kind exchanges, could adversely affect our operating results and cash flows.

The forest products industry is highly competitive.

The markets for our wood products are highly competitive, and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Our wood products are subject to competition from wood products manufacturers in the United States, and to a lesser extent in Canada. After years of trade disputes over Canadian lumber imports, the United States and Canada signed an agreement, which expires in 2013, establishing a system of tiered taxes and volume restrictions relating to Canadian lumber imports to the United States. Notwithstanding the signing of this agreement, there can be no assurance that it will at all times, or at any time, effectively create a fair trade environment. Therefore, downward pressure on domestic timber and lumber prices caused by Canadian imports could continue or increase.

In addition, our wood products manufacturing facilities are relatively capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our wood products competitors may currently be lower-cost producers than we are, and accordingly these competitors may be less adversely affected than we are by price decreases. Wood products also are subject to significant competition from a variety of substitute products, including non-wood and engineered wood products. To the extent there is a significant increase in competitive pressure from substitute products or other domestic or foreign suppliers, our business could be adversely affected.

Our businesses are subject to extensive environmental laws and regulations.

Our operations are subject to a variety of Federal, state and local laws and regulations regarding protection of the environment, including those relating to the protection of timberlands, endangered species, timber harvesting practices, recreation and aesthetics, protection and restoration of natural resources, air and water quality, and remedial standards for contaminated soil, sediments and groundwater. Failure to comply with these requirements can result in significant fines or penalties, as well as liabilities for remediation of contaminated sites, natural resource damages, or alleged personal injury or property damage claims.

Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change and new laws and regulations that may affect our business are frequently enacted. These changes may adversely affect our ability to harvest and sell timber and operate our manufacturing facilities and may adversely affect the ability of others to develop property we intend to sell for higher and better use. These laws and regulations may relate to, among other things, the protection of timberlands, endangered species, timber harvesting practices, recreation and aesthetics, protection and restoration of natural resources, air and water quality, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased markedly and the enforcement of these laws and regulations has intensified. We believe that these laws and regulations will continue to become more restrictive and over time could adversely affect our operating results.

Regulatory restrictions on future harvesting activities may be significant. Federal, state and local laws and regulations, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. The threatened and endangered species restrictions apply to activities that would adversely impact a protected species or significantly degrade its habitat. A number of species on our timberlands have been and in the future may be protected under these laws. If current or future regulations or their enforcement become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.

Our manufacturing operations are subject to stringent environmental laws, regulations and permits covering air emissions, wastewater discharge, water usage, and waste handling and disposal that govern how we operate our facilities. These laws, regulations and permits, now and in the future, may restrict our current production and limit our ability to increase production, and impose significant costs on our operations with respect to environmental compliance. It is expected that, overall, these costs will likely increase over time as environmental requirements become more stringent, and as the expectations of the communities in which we operate become more demanding.

Certain environmental laws, including the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, impose strict, and under certain circumstances joint and several, liability on responsible parties, including current and former owners and operators of contaminated sites, for costs of investigation and remediation of contamination. They also impose liability for related damages to natural resources. We have in the past been identified by the US Environmental Protection Agency, or EPA, as a potentially responsible party under CERCLA at various locations, and we are currently identified as a potentially responsible party in connection with one of our properties. It is possible that other facilities we own or operate, or formerly owned or operated, or timberlands we now own or acquire, could also become subject to liabilities under these laws. The cost of investigations and remediation of contaminated properties could increase operating costs and adversely affect financial results. Although we believe we have appropriate reserves recorded for the investigation and remediation of known matters, there can be no assurance that actual expenditures will not exceed our expectations, that reserves will not be increased, or that other unknown liabilities will not be discovered in the future.

Environmental groups and interested individuals may intervene in the regulatory processes in the locations where we own timberlands and operate our wood products mills. Delays or restrictions on our operations due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested parties may file or threaten to file lawsuits that seek to prevent us from obtaining permits or implementing capital improvements or pursuing operating plans. Any lawsuit, or even a threatened lawsuit, could delay harvesting on our timberlands or impact our ability to operate or invest in our wood products mills.

Our defined benefit pension plans became underfunded at December 31, 2008.

As a result of the steep downturn in the stock market in the fourth quarter of 2008, our defined benefit pension plans went from being overfunded to underfunded as of December 31, 2008. Our pension plan funding requirements are based in part on the performance of the assets in our pension plans, and that performance is highly correlated with stock market performance. Depending on the timing of a recovery in the stock market, we could be faced with increased funding requirements that could be substantial in future years.

We depend on external sources of capital for future growth.

Our ability to finance growth is dependent to a significant degree on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including a decline in general market conditions, decreased market liquidity, a downgrade to our public debt rating, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividend distributions. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us, and the failure to obtain necessary capital could materially adversely affect our future growth.

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

If in any taxable year we fail to remain qualified as a REIT,

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income; and

•	we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we are entitled to relief under certain statutory provisions. As a result, net income and the funds available for distribution to our stockholders could be reduced for up to five years, which would have an adverse impact on the value of our common stock.

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

Certain of our business activities are potentially subject to a prohibited transactions tax on 100% of our net income derived from such activities, which would reduce our cash flow and impair our ability to make distributions.

REITs are generally intended to be passive entities and can thus only engage in those activities permitted by the Internal Revenue Code, which for us generally include:

•	owning and managing a timberland portfolio;

•	growing timber; and

•	selling standing timber.

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

RISKS RELATED TO OUR SPIN-OFF OF CLEARWATER PAPER CORPORATION

If the spin-off of Clearwater Paper Corporation is determined to be taxable for U.S. federal income tax purposes, we and our stockholders who received the distribution of Clearwater Paper common stock could face significant U.S. federal income tax liabilities.

In connection with the spin-off of Clearwater Paper, we obtained a private letter ruling from the IRS that the spin-off qualifies for tax-free treatment under applicable sections of the U.S. Internal Revenue Code. The ruling relies on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business and the business of Clearwater Paper, and the private letter ruling would not be valid if these representations, assumptions and undertakings were incorrect. Moreover, the private letter ruling does not address all of the issues that are relevant to determining whether the spin-off qualifies for tax-free treatment. The IRS could determine that the spin-off should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings that were included in the request for the private letter ruling were false or have been violated or if it disagrees with the conclusions that are not covered by the IRS ruling.

If the spin-off fails to qualify for tax-free treatment, we would be subject to tax as if we had sold Clearwater Paper common stock in a taxable sale for its fair market value, and our stockholders who received the distribution of Clearwater Paper common stock would be subject to tax as if they had received a taxable distribution equal to the fair market value of the Clearwater Paper common stock that was distributed to them. Furthermore, the income that we would recognize if the spin-off were determined to be taxable could cause us to fail to meet the REIT tax requirements, including the requirement that at least 75% of our gross income must be derived from sales of standing timber and other types of real estate income. In addition, certain types of actions by Clearwater Paper following the spin-off, including certain issuances or redemptions of Clearwater Paper equity securities or involvement in certain other acquisitions of Clearwater Paper securities, could jeopardize the tax-free status of the spin-off. While Clearwater Paper has agreed not to take these types of actions and to indemnify us for the consequences of taking these actions, we may not be able to prevent the occurrence of actions by Clearwater Paper that would cause the spin-off not to qualify for tax-free treatment.

RISKS RELATED TO OUR INDEBTEDNESS

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash to make distributions to stockholders, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

We have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2009, we had long-term debt of $321.0 million, including current installments on long-term debt of $100.0 million, and current notes payable of $72.5 million. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness or to make distributions to our stockholders. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for stockholders. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for distributions to stockholders, working capital, capital expenditures, acquisitions and other purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and

•

limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for distributions to stockholders, working capital, capital expenditures, acquisitions and other corporate purposes.

Restrictions imposed by our senior secured credit facility and our other outstanding indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of our senior secured credit facility contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a minimum interest coverage ratio, a minimum collateral coverage ratio and a maximum funded indebtedness to capitalization ratio.

As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.

We, including our subsidiaries, will have the ability to incur more indebtedness.

Subject to the restrictions in our senior secured credit facility and the agreements governing our other indebtedness, we, including our subsidiaries, may incur additional indebtedness. Our senior secured credit facility permits us to borrow up to $250 million, subject to our compliance with financial maintenance covenants. Although the terms of our senior secured credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our subsidiaries incur significant additional indebtedness, the related risks that we face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, reduce or eliminate distributions to stockholders, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility will restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

ITEM 6.

Exhibits

The exhibit index is located on page 40 of this Form 10-Q.

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
Terry L. Carter
Controller and Treasurer
(Duly Authorized; Principal Accounting Officer)

Date: October 26, 2009

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(dd)*	Form of Indemnification Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 23, 2009.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.