Form 10-K
period 2009-12-31
POTLATCH CORP
filed 2010-02-18
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐     Non-accelerated filer (Do not check if a smaller reporting company) ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2009, was approximately $965.4 million, based on the closing price of $24.29, as reported on the New York Stock Exchange Composite Transactions.

The number of shares of common stock outstanding as of January 29, 2010: 39,831,890 shares of Common Stock, par value $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement expected to be filed on or about April 2, 2010, with the Commission in connection with the 2010 annual meeting of stockholders are incorporated by reference in Part III hereof.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

i

Part I

ITEM 1.

Business

GENERAL

Potlatch Corporation is a real estate investment trust, or REIT, with approximately 1.6 million acres of timberlands in Arkansas, Idaho, Minnesota and Wisconsin. Through wholly owned taxable subsidiaries, which we refer to in this report as Potlatch TRS, we operate a real estate sales and development business and six wood products manufacturing facilities that produce lumber, plywood and particleboard.

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

On December 16, 2008, we completed the tax-free spin-off of Clearwater Paper Corporation, or Clearwater Paper, which owns and operates our former pulp-based manufacturing businesses, consisting of our former pulp and paperboard and consumer products segments, as well as our former wood products operations located in Lewiston, Idaho. Our results of operations, as presented herein, have been reclassified for all periods presented to report the businesses owned by Clearwater Paper as discontinued operations.

Our businesses are organized into three reportable operating segments: Resource; Real Estate; and Wood Products. Our Resource segment manages our timberlands to optimize revenue producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads, as well as deriving ancillary revenues from hunting and recreation leases, biomass production, mineral rights and various leasing opportunities. We also explore other potential sources of revenue such as carbon sequestration. The activities of our Real Estate segment consist primarily of the sale of selected non-core timberland real estate. The segment also plays an active role in negotiations for all timberland acquisitions, and engages in real estate subdivision and development activities through Potlatch TRS. Our Wood Products segment manufactures and markets lumber, plywood and particleboard.

We are focused on the ownership of timberland, which we view as a unique and attractive asset, due to the renewable nature of timber resources and timber’s long-term history of price appreciation in excess of inflation. Our primary objectives include using our timberland investments to generate income and maximizing the long-term value of our assets. We pursue these objectives by adhering to the following strategies:

•

Managing our timberlands to improve their long-term sustainable yield. We manage our timberlands in a manner designed to optimize the balance among timber growth, prudent environmental management and current cash flow, in order to achieve increasing levels of sustainable yield over the long term. We may choose to harvest timber from time to time at levels above or below our then-current estimate of sustainability for various reasons, including improving the long-term productivity of certain timber stands or in response to market conditions. In addition, we focus on optimizing timber returns by continually improving productivity and yields through advanced silvicultural practices that take into account soil, climate and biological considerations.

2009 FORM 10-K   /   1

•

Pursuing attractive dispositions and acquisitions. We actively pursue timberland dispositions and acquisitions that meet our financial and strategic criteria. Our disposition strategy focuses on opportunities to sell timberland that is more highly valued as real estate or where we believe pricing to be particularly attractive. The critical elements of our acquisition strategy generally include acquiring properties that complement our existing land base, are immediately cash flow accretive and have attractive timber or higher and better use, or HBU, values. We may acquire properties using proceeds from our timberland sales in order to defer taxes through like-kind exchange, or LKE, transactions.

•

Maximizing the value of our non-core timberland real estate. A significant portion of our acreage is more valuable for development or recreational purposes than for growing timber. We continually assess the potential uses of our lands to manage them proactively for the highest value. We have identified approximately 20% to 24% of our timberlands as having values that are potentially greater than timberland values.

•

Practicing sound environmental stewardship. We pursue a program of environmental stewardship and active involvement in federal, state and local policymaking to maximize our assets’ long-term value. We manage our timberlands in a manner consistent with the principles set forth by the Forest Stewardship Council, or FSC, and the International Standardization Organization, or ISO, which prescribe “best management practices,” with the intent that 100% of our timberlands will attain these certifications.

We derive most of our income from investments in real estate, including the sale of standing timber. As a REIT, we generally are not subject to federal corporate income taxes on our income and gain from investments in real estate that we distribute to our stockholders, including the income derived from the sale of timber. We are, however, subject to corporate taxes on certain built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) on sales of real property (other than timber) held by the REIT during the first ten years following our REIT conversion. We also pay federal corporate income taxes on earnings from our non-real estate investments, which principally consist of our wood products manufacturing and real estate and log sales operations, which are held by Potlatch TRS.

Discussion of each of our operating segments is included on pages 3-8. Information relating to the amounts of revenues, operating income (loss) and identifiable assets attributable to each of our operating segments for the years ended December 31, 2009, 2008 and 2007 is included in Note 15 to the consolidated financial statements contained in this report.

Interested parties may access our periodic and current reports filed with the Securities and Exchange Commission, or SEC, at no charge, by visiting our website, www.potlatchcorp.com. Information on our website is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, cash flows, the nature of our REIT income, dividend distributions, compliance with REIT tax rules, timber harvest levels, costs, manufacturing output, capital expenditures, the funding of our pension plans, tax refunds, FSC certification of our timberlands, future land sales and acquisitions, and like-kind exchanges and tax consequences. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those factors discussed in Item 1A of this report, as well as the following:

•	changes in timber harvest levels on our lands;

2   /   POTLATCH CORPORATION

•	changes in timber prices;

•	changes in timberland values;

•	changes in policy regarding governmental timber sales;

•	changes in the United States and international economies;

•	changes in the level of residential and commercial construction and remodeling activity;

•	changes in tariffs, quotas and trade agreements involving wood products;

•	changes in demand for our products;

•	changes in production and production capacity in the forest products industry;

•	competitive pricing pressures for our products;

•	unanticipated manufacturing disruptions;

•	changes in general and industry-specific environmental laws and regulations;

•	unforeseen environmental liabilities or expenditures;

•	weather conditions;

•	changes in raw material and other costs;

•	collectability of amounts owed by customers;

•	the ability to satisfy complex rules in order to remain qualified as a REIT; and

•	changes in tax laws that could reduce the benefits associated with REIT status.

Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

RESOURCE SEGMENT

Industry Background

The demand for timber depends primarily upon the markets for wood products, including lumber, panel products, paper and other pulp-based products. The end uses for timber vary widely, depending on species, size and quality. Historically, timber demand has experienced cyclical fluctuations, although sometimes at different times and rates within the markets for sawlogs and pulpwood. The demand for sawlogs, lumber and other manufactured wood products is significantly dependent upon the level of new residential construction and remodeling activity, which, in turn, is affected by general economic and demographic factors, including population growth, new household formations, interest rates for home mortgages and construction loans and credit availability. Reductions in residential construction and remodeling activities are generally followed by declining lumber prices, which are usually followed by declining log prices within a fairly short period of time. Locally, timber demand also fluctuates due to the expansion or closure of individual wood products manufacturing facilities. The demand for pulpwood is dependent on the paper and pulp-based manufacturing industries, which are affected by domestic and international economic conditions, global population growth and other demographic factors, industry capacity and the value of the U.S. dollar in relation to foreign currencies.

2009 FORM 10-K   /   3

Over the past two decades, timber supplies have tightened relative to demand. Particularly in the western United States, the supply of timber has been significantly affected by reductions in timber sales by the United States government and by state governments. These reductions have been caused primarily by increasingly stringent environmental and endangered species laws and by a change in the emphasis of domestic governmental policy toward habitat preservation, conservation and recreation, and away from timber management. Because most timberlands in the southeastern United States are privately owned, changes in sales of publicly owned timber affect local timber supplies and prices in the Southeast less immediately than in the western United States and other regions with large proportions of public timber ownership. Timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local forest products industry participants, as well as occasionally high timber salvage efforts due to storm damage, unusual pest infestations or fires. Local timber supplies also change in response to prevailing timber prices. Rising timber prices often lead to increased harvesting on private timberlands, including lands not previously made available for commercial timber operations. Currently, the supply of timber generally is adequate to meet demand.

Our Operations

Our Resource segment manages approximately 1.6 million acres of timberlands we own in two regions of the United States: the Northern region, consisting of our Idaho, Minnesota and Wisconsin timberlands; and the Southern region, consisting of our Arkansas timberlands.

Our timberlands include a wide diversity of softwood and hardwood species and are certified by the FSC. We are generally able to sell FSC-certified logs at premium prices. We own approximately 835,000 acres of timberlands in the northern and central portions of the state of Idaho that contain a variety of commercially viable softwood species, such as grand fir, Douglas fir, inland red cedar, ponderosa pine, western larch, Engelmann spruce and western white pine. We are the largest private landowner in Idaho. In Arkansas we own approximately 439,000 acres of timberlands. Primary species on these lands include southern yellow pine, red oak, white oak and other hardwoods. We own approximately 244,000 acres of timberlands in Minnesota, comprised primarily of aspen, pine and other mixed hardwoods. Our Wisconsin timberlands consist of approximately 65,000 acres of pine and hardwoods.

The primary business of the Resource segment is the management of our timberlands to optimize the value of all possible revenue producing opportunities, while at the same time adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads, as well as deriving ancillary revenues from hunting and recreation leases, biomass production, mineral rights and various leasing opportunities. We also explore other potential revenue sources such as carbon sequestration.

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

Timber is a renewable resource, and our objective is to maximize cash flow over the long term by managing our timberlands on a sustainable yield basis, reflecting a balance between timber growth and harvesting. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. To maximize our timberlands’ long-term value, we manage them intensively, based upon timber species and local growing conditions. Our harvest plans take into account changing market conditions, are designed to contribute to the growth of the remaining timber, and reflect our policy of environmental stewardship. We reforest our acreage in a timely fashion to enhance its long-term value. We employ silvicultural techniques to improve timber growth rates,

4   /   POTLATCH CORPORATION

including vegetation control, fertilization and thinning. In deciding whether to implement any silvicultural practice, we analyze the associated costs and long-term benefits, with the goal of achieving an attractive return over time.

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

The following table presents our total 2009 fee timber harvest by region:

(In thousands)

	FEE TIMBER HARVESTED (TONS)
	SAWLOGS	PULPWOOD	TOTAL
Northern region	1,687	492	2,179
Southern region	909	745	1,654
Total	2,596	1,237	3,833

In 2009, the overall harvest from our timberlands was 3.8 million tons, compared to 4.4 million tons harvested in 2008. Our harvest deferral in 2009 was approximately 0.6 million tons, or approximately 14% of our original planned harvest level for the year. Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland acquisitions and sales, we expect the overall timber harvest from our lands in 2010 to be approximately 4.0 to 4.4 million tons, increasing to approximately 5.1 million tons annually over the next few years, depending upon market conditions.

In September 2009, we sold a timber deed covering 49,536 acres of pre-merchantable timber located in south central Arkansas for $49.0 million. The transaction is considered a sale of stumpage, the proceeds of which constitute qualified REIT income, because it does not include the underlying land. The age class of the trees sold ranged from 1 to 10 years, with an average age of just under 7 years. Full use of the land reverts back to us after a full harvest cycle is completed, which will be no later than 30 years after the trees were initially planted.

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

The Resource segment sells a portion of its logs at market prices to our wood products manufacturing facilities. Intra-company sales to our wood products manufacturing facilities in 2009 were approximately 17% of our total Resource segment revenues. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. The segment’s customers range in size from small operators to multinational corporations. The segment competes with owners of

2009 FORM 10-K   /   5

timberlands that operate in areas near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States. The segment competes principally on the basis of distance to market, price, log quality and customer service.

The amount of timber harvested from company-owned lands is guided by our commitment to sustainable forest management. By continually improving silvicultural techniques, we have been able to increase the sustainable level of wood fiber produced per acre from our timberlands. We manage harvest levels on our timberlands in a manner that assures long-term sustainability. Our timberlands in Idaho and Arkansas were audited in 2009 by an independent third party for compliance with the ISO 14001 standard for environmental management systems. A field audit for Minnesota and Wisconsin was not required during 2009. We were certified to be in compliance with the ISO 14001 standard on our timberlands. Our timberlands in Arkansas, Minnesota and Wisconsin were audited in late 2009 by an independent third party for compliance with the FSC forest management standard. A field audit for Idaho was not required during 2009. We have not yet received our audit reports from the FSC, but anticipate continued certification under the FSC program for our timberlands, although the certification of our Arkansas timberlands is subject to satisfactory resolution of a corrective action request with respect to certain harvesting and stand re-establishment issues. We are in discussions with the auditor and the FSC, and currently have until June 1, 2010, to resolve this issue. As a participant in these programs, we adhere to the collective principles of both of them. These principles include commitments to sustainable forestry, responsible practices, forest health and productivity, and protection of special sites.

These certifications aid us in marketing our logs and wood products to customers who require that products they purchase for resale come from sustainably managed forests. Our sales of FSC-certified products in 2009 generally were at prices higher than average market prices for these products.

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

REAL ESTATE SEGMENT

The activities of our Real Estate segment consist primarily of the sale of selected non-core timberland real estate, which falls into three categories. HBU properties have characteristics that provide development potential as a result of superior location or other attractive amenities. These properties tend to have a much higher value than timberlands. Rural recreational properties also have a higher value than timberlands, but do not have the same developmental potential as HBU land. For example, these properties may be appropriate for hunting, conservation or secondary rural housing. Other non-strategic properties often have locational or operational disadvantages for us, and are typically on the fringe of our ownership areas. The Real Estate segment also plays an active role in negotiations for all timberland acquisitions, and engages in real estate subdivision and development activities through Potlatch TRS.

We generally seek acquisitions when properties complement our existing timberland base, are immediately cash flow accretive and have a blend of timber and real estate values. From time to time, we also take advantage of opportunities to sell timberland where we believe pricing to be particularly attractive, to match a sale with a purchase of more desirable property in order to defer taxes in an LKE transaction, or to meet various financial and strategic objectives. Sales of conservation

6   /   POTLATCH CORPORATION

properties and conservation easements on our properties are also included in this segment. Results for the segment depend on the demand for our non-core timberlands, the timing of closing of sales of properties and our ability to match sales of property with acquisitions in LKE transactions. Consequently, revenues for the segment are seldom comparable or predictable between periods.

A main focus of this segment is to continually assess the highest value use of our lands. In December 2006, we completed an initial stratification assessment of all of our land. As new lands are acquired, we complete similar stratification assessments. The following tools are used in assessing our lands:

•	electronic analysis, using geographic information systems;

•	on-the-ground analysis and verification of modeling assumptions; and

•	certain measured and ranked attributes, such as timber potential, recreational opportunities, accessibility, special features and population and demographic trends.

As a result of this continual assessment of our lands, we have identified 320,000 to 380,000 acres of non-core timberland real estate. This includes approximately 120,000 to 140,000 acres of HBU development property, 120,000 to 140,000 acres of rural recreational property and 80,000 to 100,000 acres of non-strategic timberland. Sales of these lands are expected to occur over a 10 to 15-year period, with the goal of utilizing like-kind exchange transactions or other tax-advantaged methods whenever possible.

Sales for the years ended December 31, 2009, 2008 and 2007 are summarized in the following table:

	2009		2008		2007
	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE
HBU development	2,430	$2,329	3,562	$2,598	3,009	$2,639
Rural recreational	11,234	1,108	14,266	1,434	13,166	1,229
Non-strategic timberland	30,168	1,527	42,841	379	—	—
Total	43,832	$1,464	60,669	$755	16,175	$1,492

We also completed one conservation easement in 2009 of 954 acres for $1.2 million, or $1,248 per acre.

In September 2007, we entered into agreements to acquire approximately 179,000 acres of timberland in Idaho for approximately $215 million. We acquired the timberland in two separate transactions, with the first closing in September 2007 and the second closing in January 2008. In January 2007, we acquired approximately 76,000 acres of timberland in Wisconsin for $64.5 million.

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

WOOD PRODUCTS SEGMENT

Our Wood Products segment manufactures and markets lumber, plywood and particleboard at six mills located in Arkansas, Idaho, Michigan and Minnesota. A description of the locations and annual capacity and production of these facilities is included under Item 2 of Part I of this report. The segment’s products are largely commodity products, which are sold through our sales offices to wholesalers for nationwide distribution primarily for use in home building and other construction activity.

2009 FORM 10-K   /   7

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

Our sawmills can produce and sell FSC-certified lumber, a desirable “green” building product that generally commands premium pricing.

For our Wood Products operations, the principal raw material used is logs, which are obtained from our Resource segment or purchased on the open market. We generally do not maintain long-term supply contracts for a significant volume of timber.

Our Wood Products segment was adversely affected in 2008 and 2009 by the national decline in home building and remodeling and the resulting weak demand and lower prices for wood products. We are actively managing output at our wood products manufacturing facilities to match supply with demand and minimize cash costs through the current weak market conditions. As a result of these weak market conditions, we permanently closed our lumber mill in Prescott, Arkansas in May 2008. In addition, we were forced to temporarily halt or reduce production at many of our mills in 2009. For example, our Minnesota and Idaho lumber mills operated at approximately 75% of normal production for most of the first quarter of 2009, then returned to full production levels. Due to insufficient demand, our plywood facility operated at approximately 60% of normal production at the beginning of 2009, before returning to full production in early May, and our particleboard plant was shut down for approximately three months in 2009 and operated at 50% of capacity for the remainder of 2009. We do not expect a meaningful recovery in the wood products markets until the second half of 2010.

During the fourth quarter of 2009, we concluded that our particleboard manufacturing assets were impaired, and recorded a pre-tax asset impairment charge of $3.0 million. The fair value of the impaired assets was estimated based on expected future cash flows.

Our former wood products operations in Lewiston, Idaho, were part of the spin-off of Clearwater Paper operations, primarily due to their operational ties to our former pulp-based operations in Lewiston. In all discussions and financial results reported for our Wood Products segment, the results of the Lewiston wood products operations have been reclassified to discontinued operations.

DISCONTINUED OPERATIONS

We sold our oriented strand board, or OSB, manufacturing facilities to Ainsworth Lumber Co. Ltd., or Ainsworth, in 2004. In 2006, Ainsworth filed a complaint against us, which we settled in April 2009 for $5.75 million. See Note 13 to the consolidated financial statements for additional information regarding this settlement. Also in 2006, a series of private antitrust lawsuits were filed against us and certain other OSB manufacturers. In 2008, we settled claims totaling $3.0 million with these plaintiffs. The settlement amounts and all related legal expenses have been accounted for as discontinued operations.

In May 2007, we sold our hybrid poplar tree farm in Boardman, Oregon, for $65 million in cash. We applied the proceeds from the sale of the land and trees to our acquisition in the first quarter of 2007 of the Wisconsin timberlands through a tax-efficient section 1031 like-kind exchange. As a result of the sale, we recorded an after-tax charge of $33.0 million in the first half of 2007. The charge represented estimated costs associated with the adjustment of the carrying value of the assets involved in the sale to fair market value, as well as severance benefits and other costs associated with the sale.

8   /   POTLATCH CORPORATION

On December 16, 2008, we completed the tax-free spin-off of Clearwater Paper, which owns and operates our former pulp-based manufacturing businesses, consisting of our former pulp and paperboard and consumer products segments, as well as our former wood products operations located in Lewiston, Idaho. Included in discontinued operations for 2008 are after-tax transaction costs of $9.6 million related to the spin-off.

In May 2008, our Prescott, Arkansas lumber mill permanently ceased operations due to poor market conditions. As a result of this closure, we recorded an after-tax charge of $12.4 million in 2008. The charge represented estimated costs associated with the adjustment of assets to estimated fair market value, as well as severance benefits, the curtailment of the hourly defined benefit pension plan for the Prescott mill employees, and other costs associated with the closure. We are actively pursuing a sale of this facility.

SEASONALITY

Log and pulpwood sales volumes in our Resource segment are typically lower in the first half of each year, as winter rains in the Southern region and spring thaws in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions, which restrict access to logging sites. Real Estate dispositions and acquisitions can be adversely affected when access to our properties is limited due to weather conditions. Demand for our wood products typically decreases in the winter months when construction activity is slower, and increases in the spring, summer and fall when construction activity is generally higher.

GEOGRAPHIC AREAS

All of our timberlands, wood products manufacturing facilities and other assets are located within the continental United States. In 2009, approximately 1% of our revenues were derived from sales of wood products into Canada and Mexico, with the remainder of our revenues resulting from domestic sales.

ENVIRONMENTAL REGULATION

We are subject to extensive federal and state environmental regulation of our wood products manufacturing facilities and timberlands, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations, and threatened and endangered species. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs.

The U.S. Environmental Protection Agency, or EPA, has developed Maximum Achievable Control Technology, or MACT, standards under the Federal Clean Air Act for air emissions from plywood and composite wood facilities. We believe that our operations comply with the applicable MACT standards. We also believe that our manufacturing facilities and timberland operations are currently in substantial compliance with other applicable environmental laws and regulations. We cannot be certain, however, that situations that may give rise to material environmental liabilities will not be discovered or that the enactment of new environmental laws or regulations, or changes in existing laws or regulations, or their enforcement, will not require significant expenditures by us or will not adversely affect our timberland management and harvesting activities.

In January 2007, the EPA notified us that we are a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. The range of cost estimates for the various alternatives set forth in the report

2009 FORM 10-K   /   9

to address the contamination at the entire site is from $0.7 million to $8.2 million. The EPA has not yet selected a remedy for the site or determined which potentially responsible parties should implement the remedy. Currently we are under no legal obligation to implement any remedy selected by the EPA. We believe we have valid defenses available to limit our potential liability for contamination at the site. There is also the possibility of pursuing recovery from third parties as a means of further limiting our liability.

Additional information regarding environmental matters is included in this report under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and that information is incorporated herein by reference.

EMPLOYEES

As of December 31, 2009, we had approximately 945 employees. The workforce consisted of approximately 245 salaried, 675 hourly and 25 temporary or part-time employees. As of December 31, 2009, approximately 17% of the workforce was covered under one collective bargaining agreement, which expires in May 2012.

ITEM 1A.

Risk Factors

Investing in our common stock involves a significant degree of risk. Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of the following risks and, as a result, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition or results of operations. In addition to the risk factors discussed below, investors should carefully consider the risks and uncertainties presented under the following captions in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “REIT Conversion” and “Factors Influencing Our Results of Operations and Cash Flows,” which are incorporated herein by reference.

BUSINESS AND OPERATING RISKS

Our cash distributions are not guaranteed and may fluctuate, which could adversely affect our stock price.

Under the REIT rules, to remain qualified as a REIT, a REIT must distribute, within a certain period after the end of each year, 90% of its ordinary taxable income for such year. Our REIT income, however, consists primarily of net capital gains resulting from payments received under timber cutting contracts with Potlatch TRS and third parties, rather than ordinary taxable income. Therefore, unlike most REITs, we are not required to distribute material amounts of cash to remain qualified as a REIT. If, after giving effect to our distributions, we have not distributed an amount equal to 100% of our REIT ordinary taxable income and net capital gains income, then we would be required to pay tax on the undistributed portion of such taxable income at regular corporate tax rates and our stockholders would be required to include their proportionate share of any undistributed capital gain in income and would receive a credit or refund for their share of the tax paid by us.

Our board of directors, in its sole discretion, will determine the actual amount of distributions to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use, and future acquisitions and dispositions. For a description of debt covenants that could limit our ability to make distributions to stockholders in the future, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Consequently, the level of future distributions to our stockholders may fluctuate, and any reduction in the distribution rate may adversely affect our stock price.

10   /   POTLATCH CORPORATION

Our operating results and cash flows will be materially affected by the fluctuating nature of timber prices.

Our results of operations and cash flows will be materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors affecting demand, such as changes in economic conditions, the level of new construction and remodeling activity, interest rates, credit availability, population growth and weather conditions, as well as changes in timber supply and other factors. All of these factors can vary by region, timber type (sawlogs or pulpwood logs) and species. In 2009, the overall price per ton for our timber was down approximately 22% from 2008, primarily as a result of continued depressed general economic and housing market conditions.

Timber prices are also affected by changes in timber availability at the local and national level. Our timberland ownership is currently concentrated in Arkansas, Idaho, Minnesota and Wisconsin. In Arkansas and Minnesota, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in lower harvest levels, causing short-term decreases in supply that have tended to moderate price decreases. In Idaho, where a greater proportion of timberland is government owned, any substantial increase in timber harvesting from government-owned lands could significantly reduce timber prices, which would harm our results of operations. For more than 25 years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the U.S. forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government land could have a material adverse effect on our results of operations and cash flows. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local timberland owners, as well as occasionally high timber salvage efforts due to events such as unusual pest infestations or fires.

The cyclical nature of our business could adversely affect our results of operations.

The financial performance of our operations is affected by the cyclical nature of our business. The markets for timber, real estate and manufactured wood products are influenced by a variety of factors beyond our control. The demand for our timber and wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, credit availability, population growth, weather conditions and other factors. The demand for logs is also affected by the demand for wood chips in the pulp and paper markets. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices. The demand for real estate can be affected by changes in factors such as interest rates, credit availability and economic conditions, as well as by the impact of federal, state and local land use and environmental protection laws. Historical prices for our wood products have been volatile, and we, like others in the forest products industry, have limited direct influence over the timing and extent of price changes for our wood products.

We may be unable to harvest timber or we may elect to reduce harvest levels due to market conditions, either of which could adversely affect our results of operations and cash flows.

Our timber harvest levels and sales may be limited due to weather conditions, timber growth cycles, restrictions on access, availability of contract loggers, and regulatory requirements associated with the protection of wildlife and water resources, as well as by other factors, including damage by fire, insect infestation, disease and natural disasters such as ice storms, wind storms, hurricanes and floods. Although damage from such natural causes usually is localized, affecting only a limited percentage of our timber, there can be no assurance that any damage affecting our timberlands will be limited. Our financial results and cash flows are dependent to a significant extent on our continued ability to harvest timber at adequate levels.

2009 FORM 10-K   /   11

On a short-term basis, we may adjust our timber harvest levels in response to market conditions. For example, in 2009 we reduced our harvest in both our Northern and Southern regions due to weak markets. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands, such as the Idaho timberlands purchased in September 2007 and January 2008 and the Wisconsin timberlands purchased in January 2007, and sales of existing timberlands or timber deed sales, such as the Arkansas timber deed sale in September 2009. In addition to timberland acquisitions and sales, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.

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

A number of factors, including availability of credit, a slowing of residential real estate development, population shifts and changes in demographics could reduce the demand for our real estate and negatively affect our results of operations. Changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-strategic timberlands and could also negatively affect our results of operations. In addition, changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use and development of real estate, or changes in the political composition of federal, state and local governmental bodies could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business, profitability or financial condition. Also, there are inherent uncertainties in the timing of real estate transactions that could adversely affect our operating results in any particular quarter. The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the number of properties listed for sale, the seasonal nature of sales, the plans of adjacent landowners and our expectations of future price appreciation. Delays in the completion of transactions or the termination of potential transactions may be beyond our control. These events could adversely affect our operating results.

We may be unsuccessful in carrying out our acquisition strategy.

We have pursued, and intend to continue to pursue, acquisitions of strategic timberland properties. As a result of our REIT conversion, we are better able to compete for acquisitions of timberlands against other entities that use tax-efficient structures. It is uncertain whether any timberland acquisitions we make will perform in accordance with our expectations. We intend to finance acquisitions through cash from operations, borrowings under our credit facility, proceeds from equity or debt offerings or proceeds from asset dispositions, or any combination thereof. The failure to identify and complete acquisitions of suitable timberland properties, our inability to finance future acquisitions on favorable terms or our inability to complete like-kind exchanges, could adversely affect our operating results and cash flows.

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

12   /   POTLATCH CORPORATION

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

Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change and new laws and regulations that may affect our business are frequently enacted. These changes may adversely affect our ability to harvest and sell timber and operate our manufacturing facilities and may adversely affect the ability of others to develop property we intend to sell for higher and better use purposes. Over time, the complexity and stringency of these laws and regulations have increased markedly and the enforcement of these laws and regulations has intensified. We believe that these laws and regulations will continue to become more restrictive and over time could adversely affect our operating results.

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

Certain environmental laws, including CERCLA, impose strict, and under certain circumstances joint and several, liability on responsible parties, including current and former owners and operators of contaminated sites, for costs of investigation and remediation of contamination. They also impose liability for related damages to natural resources. We have in the past been identified by the EPA as a potentially responsible party under CERCLA at various locations, and we are currently identified as a

2009 FORM 10-K   /   13

potentially responsible party in connection with one of our properties. It is possible that other facilities we own or operate, or formerly owned or operated, or timberlands we now own or acquire, could also become subject to liabilities under these laws. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect our financial results. Although we believe we have appropriate reserves recorded for the investigation and remediation of known matters, there can be no assurance that actual expenditures will not exceed our expectations, that reserves will not be increased, or that other unknown liabilities will not be discovered in the future.

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

Our defined benefit pension plans were underfunded at December 31, 2009 and 2008.

As a result of the steep downturn in the stock market in the fourth quarter of 2008, our defined benefit pension plans went from being overfunded as of December 31, 2007, to underfunded as of December 31, 2008, and remain so at December 31, 2009. Our pension plan funding requirements are based in part on the performance of the assets in our pension plans, and that performance is highly correlated with stock market performance. Depending on the timing of a recovery in the stock market, we could be faced with increased funding requirements that could be substantial in future years.

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

RISKS RELATED TO OUR INDEBTEDNESS

Our indebtedness could materially adversely affect our ability to generate sufficient cash to make distributions to stockholders and fulfill our debt obligations, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

Our debt requires interest and principal payments. As of December 31, 2009, we had long-term debt of $368.4 million. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our indebtedness could intensify.

14   /   POTLATCH CORPORATION

Our indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness or to make distributions to our stockholders. Our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for stockholders. For example, it could:

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

2009 FORM 10-K   /   15

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

Our ability to fund distributions and service our indebtedness using cash generated through our taxable REIT subsidiary may be limited.

The rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from Potlatch TRS for the payment of stockholder distributions and to service our indebtedness. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund distributions to stockholders and service our indebtedness using cash flows from Potlatch TRS.

We may not be able to complete desired like-kind exchange transactions for property we sell.

We generally seek to match sales and acquisitions of properties, which allows us to use Internal Revenue Code section 1031 like-kind exchange tax-deferred treatment. The matching of sales and purchases provides us with significant tax benefits, primarily the deferral of any gain on the property sold until the ultimate disposition of the replacement property. While we may attempt to complete like-kind exchanges whenever possible, it is unlikely that we will be able to do so in all instances due to various factors, including the lack of availability of suitable replacement property on acceptable terms and the inability to complete a qualifying like-kind exchange transaction within the time frames required by the Internal Revenue Code. The inability to obtain like-kind exchange treatment would result in the payment of taxes with respect to the property sold, and a corresponding reduction in earnings and cash available for distribution to stockholders.

There are uncertainties relating to the estimate of our special E&P distribution, which could result in our disqualification as a REIT.

In order to qualify as a REIT, we were required to distribute to our stockholders all of our accumulated non-REIT tax earnings and profits, or E&P, prior to the end of our first taxable year as a REIT, which was December 31, 2006. In 2006, a special E&P

16   /   POTLATCH CORPORATION

distribution in the aggregate amount of approximately $445 million was distributed to our stockholders. We believe that the amount of our special E&P distribution equaled or exceeded the amount required to be distributed in order to satisfy the requirements relating to the distribution of E&P. There are, however, uncertainties relating to the determination of the amount of our pre-REIT E&P. Thus, we might fail to satisfy the requirement that we distributed all of our pre-REIT E&P by the close of our first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of our pre-REIT E&P, we cannot now determine whether we would be able to take advantage of them or the economic impact on us of doing so.

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

2009 FORM 10-K   /   17

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

ITEM 1B.

Unresolved Staff Comments

None.

18   /   POTLATCH CORPORATION

ITEM 2.

Properties

For information regarding our timberlands, see the discussion under the heading “Resource Segment” on pages 3-6 of this report. Our principal wood products manufacturing facilities at December 31, 2009, which are all owned by us, together with their respective 2009 annual budgeted capacities and actual production, are as follows:

	CAPACITYA	PRODUCTIONA
WOOD PRODUCTS
Sawmills:
Warren, Arkansas	179 mbf	164 mbf
St. Maries, Idaho	149 mbf	123 mbf
Gwinn, Michigan	177 mbf	157 mbf
Bemidji, Minnesota	111 mbf	101 mbf
Plywood MillB :
St. Maries, Idaho	150 msf	106 msf
Particleboard MillC:
Post Falls, Idaho	71 msf	23 msf

A	mbf stands for thousand board feet; msf stands for thousand square feet.

B	3/8 inch panel thickness basis.

C	3/4 inch panel thickness basis.

ITEM 3.

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

ITEM 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information as of March 1, 2010, and for at least the past five years concerning our executive officers is as follows:

Michael J. Covey (age 52), has served as President and Chief Executive Officer, and a director of the company, since February 2006, and has served as Chairman of the Board of the company since January 2007. Prior to February 2006, he was employed by Plum Creek Timber Company, Inc., a timber REIT, for 23 years, serving as Executive Vice President from August 2001 until December 2005.

2009 FORM 10-K   /   19

Eric J. Cremers (age 46), has served as Vice President, Finance and Chief Financial Officer since July 2007. Prior to July 2007, he was employed by Albertsons, Inc., a grocery retail company, and served as Senior Vice President of Corporate Strategy and Business Development from July 2002 through June 2006.

William R. DeReu (age 43), has served as Vice President, Real Estate, since May 2006. Prior to May 2006, he was employed by Plum Creek Timber Company, Inc., and served as Director, National Land Asset Management Services from February 2006 through April 2006. From December 2002 through February 2006, he was Senior Land Asset Manager, Lake States Region, at Plum Creek.

Pamela A. Mull (age 55), has served as Vice President and General Counsel since March 2006. She has served as Corporate Secretary since December 2008 and also served as Corporate Secretary from July 2006 to July 2007. For more than five years prior to March 2006, she served as Associate General Counsel. She has been with the company for 20 years.

Brent L. Stinnett (age 62), has served as Vice President, Resource Management, since August 2006. Prior to August 2006, he was employed by Plum Creek Timber Company, Inc., and served as Vice President and General Manager of the Gulf South region for Plum Creek from May 2002 through July 2006.

Thomas J. Temple (age 53), has served as Vice President, Wood Products since January 1, 2009, and as Vice President from November 2008 to January 2009. Prior to November 2008, he was employed by Canadian Forest Products, Ltd., an integrated forest products company, and served as Vice President of International Sales and Panel Marketing from April 2004 to November 2007.

The term of office of the officers of the company expires at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

20   /   POTLATCH CORPORATION

Part II

ITEM 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York and Chicago Stock Exchanges. The quarterly high and low sales price per share of our common stock, as reported in the New York Stock Exchange Composite Transactions for 2009 and 2008, as well as regular quarterly cash distribution payments per share for 2009 and 2008, were as follows:

	2009			2008
QUARTER	HIGH	LOW	CASH DISTRIBUTIONS	HIGH	LOW	CASH DISTRIBUTIONS
1st	$28.72	$18.00	$0.51	$47.00	$37.00	$0.51
2nd	31.41	22.07	0.51	50.50	40.18	0.51
3rd	33.72	21.78	0.51	54.79	41.79	0.51
4th	33.04	26.50	0.51	47.10	20.29	0.51

On December 16, 2008, we also distributed to stockholders all outstanding shares of the common stock of Clearwater Paper by virtue of a dividend of one share of Clearwater Paper common stock for every 3.5 shares of Potlatch common stock.

There were approximately 1,394 stockholders of record at January 31, 2010.

Our board of directors, in its sole discretion, will determine the actual amount of distributions to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use, and future acquisitions and dispositions. Consequently, the level of distributions to our stockholders may fluctuate and any reduction in the distribution rate may adversely affect our stock price.

Reference is made to the discussion in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources,” of (i) the covenants in our bank credit facility and the indenture governing our senior notes with which we must comply in order to make cash distributions and (ii) the REIT tax rules, which under certain circumstances may restrict our ability to receive dividends from Potlatch TRS, our taxable REIT subsidiary.

There are currently no authorized repurchase programs in effect under which we may repurchase shares.

The table containing equity compensation plan information set forth in Item 12 of Part III of this report is incorporated herein by reference.

2009 FORM 10-K   /   21

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report on Form 10-K, and concluded that, as of December 31, 2009, our disclosure controls and procedures are effective to meet the objective for which they were designed and operate at the reasonable assurance level.

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

Our management, with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

22   /   POTLATCH CORPORATION

Based on our assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included on page 94.

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

ITEM 9B.

Other Information

None.

2009 FORM 10-K   /   23

Part III

ITEM 10.

Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement, expected to be filed on or about April 2, 2010, for the 2010 annual meeting of stockholders, referred to in this report as the 2010 Proxy Statement, which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement and is incorporated herein by reference.

Our Corporate Conduct and Ethics Code, which is applicable to all directors and employees, can be found on our website at www.potlatchcorp.com. We will post any amendments, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our website. To date, no waivers of the Corporate Conduct and Ethics Code have been considered or granted.

Our corporate governance guidelines and charters for the board of directors’ Audit Committee, Executive Compensation and Personnel Policies Committee, and Nominating and Corporate Governance Committee can also be found on our website.

A printed copy of any of the materials referred to above can be obtained by contacting us at the following address:

Potlatch Corporation

Attention: Corporate Secretary

601 West 1st Ave., Suite 1600

Spokane, Washington 99201

Telephone: (509) 835-1500

The Audit Committee of our board of directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. As of December 31, 2009, the members of that committee were Boh A. Dickey (Chair), Ruth Ann M. Gillis, Jerome C. Knoll, and Gregory L. Quesnel. The board of directors has determined that Mr. Dickey is an “audit committee financial expert” and that he and all of our Audit Committee members are “independent” as defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange.

ITEM 11.

Executive Compensation

Information set forth under the heading “Compensation Discussion and Analysis” in the 2010 Proxy Statement is incorporated herein by reference.

24   /   POTLATCH CORPORATION

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading “Stock Ownership” in the 2010 Proxy Statement is incorporated herein by reference.

The following table provides certain information as of December 31, 2009, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS[1]	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS[2]	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	862,174	$21.14	782,323
Equity compensation plans not approved by security holders	—	—	—
Total	862,174	$21.14	782,323

[1]

Includes 486,627 performance shares and 46,121 restricted stock units, or RSUs, which are the maximum number of shares that could be awarded under the performance share and RSU programs, not including future dividend equivalents.

[2]	Performance shares and RSUs do not have exercise prices and are therefore not included in the weighted average exercise price calculation.

ITEM 13.

Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions that are required to be reported.

The information required by this item regarding director independence is included under the heading “Board of Directors” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.

Principal Accounting Fees and Services

Information set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm in 2009 and 2008” in the 2010 Proxy Statement is incorporated herein by reference.

2009 FORM 10-K   /   25

Part IV

ITEM 15.

Exhibits and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 28 of this report.

FINANCIAL STATEMENT SCHEDULES

Our financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 28 of this report.

EXHIBITS

Exhibits are listed in the Exhibit Index on pages 96-98 of this report.

26   /   POTLATCH CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCH CORPORATION

(Registrant)

By	/S/ MICHAEL J. COVEY
Michael J. Covey
Chairman of the Board, President and Chief Executive Officer

Date: February 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2010, by the following persons on behalf of the registrant in the capacities indicated.

BY	/S/ MICHAEL J. COVEY	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Michael J. Covey

BY	/S/ ERIC J. CREMERS	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
Eric J. Cremers

BY	/S/ TERRY L. CARTER	Controller and Treasurer (Principal Accounting Officer)
Terry L. Carter

	*	Director
Boh A. Dickey

	*	Director
William L. Driscoll

	*	Director
Ruth Ann M. Gillis

	*	Director
Jerome C. Knoll

	*	Director
John S. Moody

	*	Director
Lawrence S. Peiros

	*	Director
Gregory L. Quesnel

	*	Director
Judith M. Runstad

*By	/S/ PAMELA A. MULL
Pamela A. Mull (Attorney-in-fact)

2009 FORM 10-K   /   27

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedules

The following documents are filed as part of this report:

PAGE NUMBER
Selected Financial Data	29

Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-52

Consolidated Financial Statements:
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	53
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007	54
Consolidated Balance Sheets at December 31, 2009 and 2008	55
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	56
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	57
Summary of Principal Accounting Policies	58-64
Notes to Consolidated Financial Statements	65-92
Reports of Independent Registered Public Accounting Firm	93-94

Schedules:
II. Valuation and Qualifying Accounts	95
All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

28   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Selected Financial Data

The selected financial data for the years ended December 31, 2009, 2008, 2007 and 2006 has been derived from our audited consolidated financial statements. The selected financial data for the year ended December 31, 2005 has been derived from our consolidated financial statements and supporting books and records after making unaudited revisions to reflect Clearwater Paper as a discontinued operation.

(Dollars in thousands – except per-share amounts)

	2009	2008	2007	2006	2005
Revenues	$476,169	$439,957	$423,472	$417,243	$415,539
Earnings from continuing operations	81,431	72,937	74,642	138,650	37,235
Net earnings	77,328	52,637	56,432	139,110	32,964
Working capital	63,225	(91,367)	49,252	160,255	255,256
Current ratio	2.1 to 1	0.7 to 1	1.2 to 1	1.8 to 1	2.7 to 1
Long-term debt (including current portion)	$368,431	$321,337	$321,510	$327,631	$335,454
Stockholders’ equity	229,790	198,234	578,336	577,859	705,148
Long-term debt to stockholders’ equity ratio	1.6 to 1	1.6 to 1	0.6 to 1	0.6 to 1	0.5 to 1
Capital expenditures:[1]
Plant and equipment	$4,317	$10,345	$11,526	$14,955	$44,198
Timber, timberlands and related logging facilities	11,380	26,406	57,723	7,621	6,153
Deposits on timberlands	—	27,328	162,351	—	—
Total capital expenditures	15,697	64,079	231,600	22,576	50,351
Total assets	823,565	938,321	1,517,204	1,457,607	1,628,177
Earnings per common share from continuing operations:
Basic	$2.05	$1.85	$1.91	$3.80	$1.28
Diluted	2.04	1.83	1.90	3.78	1.27
Net earnings per common share:
Basic	$1.94	$1.33	$1.44	$3.81	$1.13
Diluted	1.93	1.32	1.43	3.79	1.13
Average common shares outstanding (in thousands):
Basic	39,763	39,474	39,094	36,465	29,120
Diluted	39,974	39,803	39,384	36,672	29,252
Distributions/Dividends per common share[2]	$2.04	$2.04	$1.98	$17.27	$0.60

[1]

Not included in additions to timber, timberlands and related logging facilities for 2009, 2008 and 2007 are non-cash transactions totaling $0.2 million, $40.8 million and $66.5 million, respectively, for the purchase of timberlands. Deposits on timberlands include both forward and reverse like-kind exchange transactions.

[2]

In addition to the amount shown in the table for 2008, we also made a distribution of the common stock of Clearwater Paper Corporation on December 16, 2008, at the rate of one share of Clearwater Paper common stock for every 3.5 shares of Potlatch common stock held by stockholders of record on December 9, 2008. Distributions for 2006, as shown in the table, included a special E&P distribution of $15.15 per common share, paid with a combination of cash and shares of our common stock.

Certain amounts for 2005 through 2008 have been reclassified to conform to the 2009 presentation. Also, see Note 19 to the consolidated financial statements.

2009 FORM 10-K   /   29

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a real estate investment trust, or REIT, and we own and manage approximately 1.6 million acres of timberlands located in Arkansas, Idaho, Minnesota and Wisconsin. We are also engaged in the sale of non-core timberlands and the production of commodity wood products.

As of December 31, 2009, our business was organized into three segments:

•

The business of the Resource segment consists of the management of our timberlands to optimize revenue producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads, as well as deriving ancillary revenues from hunting and recreation leases, biomass production, mineral rights and various leasing opportunities. We also explore other potential sources of revenue such as carbon sequestration. In 2009, Resource segment revenues were $234.4 million, representing approximately 45% of our revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $40.2 million in 2009.

•

The business of the Real Estate segment consists primarily of the sale of selected non-core timberland real estate. From time to time, we also take advantage of opportunities to sell timberland where we believe pricing to be particularly attractive, to match a sale with a purchase of more desirable property in order to utilize LKE tax-deferred transactions or to meet various financial and strategic objectives. The segment also plays an active role in negotiations for all timberland acquisitions, and engages in real estate subdivision and development activities through Potlatch TRS. Results for the segment depend on the demand for our non-core timberlands, the timing of closing of sales of properties and our ability to match sales of property with acquisitions in LKE transactions. Consequently, revenues for the segment are seldom comparable or predictable between periods. Real Estate segment revenues for 2009 were $65.4 million, representing approximately 13% of our revenues from continuing operations, before elimination of intersegment revenues. The segment did not have intersegment revenues in 2009.

•

The Wood Products segment manufactures and markets lumber, plywood and particleboard at six mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold through our sales offices to wholesalers for nationwide distribution primarily for use in home building and other construction activity. Wood Products segment revenues were $216.6 million in 2009, representing approximately 42% of our revenues from continuing operations, before elimination of intersegment revenues. The segment did not have intersegment revenues in 2009.

On December 16, 2008, we distributed to our stockholders all outstanding shares of Clearwater Paper Corporation, or Clearwater Paper, which holds our former pulp and paperboard and consumer products segments and our former wood products operations located in Lewiston, Idaho. The effect of this spin-off transaction is that our business is now focused predominately on the management of our timberlands and related real estate business, while our manufacturing operations are limited to six wood products facilities, five of which rely on our timber supply for a substantial portion of their raw material requirements.

Our results of operations and this discussion reflect the classification of the Clearwater Paper operations as discontinued operations for all periods presented. Also classified as discontinued operations are the results of our Prescott, Arkansas lumber mill, which was permanently closed in May 2008, our hybrid poplar tree farm in Boardman, Oregon, which was sold in May 2007, and legal settlements and legal expenses related to the sale of our oriented strand board, or OSB, manufacturing facilities in 2004.

30   /   POTLATCH CORPORATION

REIT CONVERSION

We have structured our operations to qualify for treatment as a REIT for federal income tax purposes. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily consists of income from the sale of our standing timber. Accordingly, our wholly owned taxable REIT subsidiaries, which we refer collectively to in this report as Potlatch TRS, own substantially all of our non-timberland assets, consisting primarily of our manufacturing facilities, assets used for the harvesting of timber and the sale of logs, and selected land parcels that we expect to be sold or developed for higher and better use purposes. Our use of Potlatch TRS, which is taxed as a C corporation, enables us to continue to engage in these non-REIT qualifying businesses without violating the REIT requirements.

As a REIT, we generally are not subject to federal corporate income taxes on our income and gain from investments in real estate that we distribute to our stockholders, including the income derived from the sale of timber. In 2009, our quarterly distribution rate was $0.51 per common share, or an aggregate quarterly distribution of approximately $20.3 million. Distributions are determined and declared by the board of directors based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use, and future acquisitions and dispositions. Consequently, the level of future distributions to our stockholders may fluctuate, and any reduction in the distribution rate may adversely affect our stock price.

Under the REIT rules, to remain qualified as a REIT, we must distribute, within a certain period after the end of each year, 90% of our ordinary taxable income for such year. However, our REIT income consists primarily of net capital gains resulting from payments received under timber cutting contracts with Potlatch TRS and third parties, and not ordinary taxable income. Therefore, unlike most REITs, we are not required to distribute material amounts of cash to remain qualified as a REIT. If, after giving effect to our distributions, we have not distributed an amount equal to 100% of our REIT ordinary taxable income and net capital gains income, we would be required to pay tax on the undistributed portion of such taxable income at regular corporate tax rates, and our stockholders would be required to include their proportionate share of any undistributed capital gain in income and would receive a credit or refund for their share of the tax paid by us.

Although as a REIT our taxes are significantly lower than those of a C corporation, if during the ten year period following our REIT conversion in 2006 we sell any property not transferred to Potlatch TRS, other than through the utilization of an Internal Revenue Code section 1031 LKE transaction or other than the sale of standing timber pursuant to a timber cutting contract, we will be subject to a corporate level federal income tax at the highest regular corporate rate on an amount equal to the lesser of the excess of the fair market value of the disposed property as of January 1, 2006 over our adjusted income tax basis in such property as of that date, or the actual gain realized.

We are required to pay federal corporate income taxes on income from our non-real estate investments, principally the operations of Potlatch TRS. Our use of Potlatch TRS enables us to continue to engage in non-REIT qualifying business activities. However, under the Internal Revenue Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries. This may limit our ability to make investments in our wood products manufacturing operations or in other non-REIT qualifying operations.

As a REIT, our ability to receive dividends from Potlatch TRS is limited by the rules with which we must comply to maintain REIT status. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund distributions to stockholders using cash flows from Potlatch TRS.

2009 FORM 10-K   /   31

FACTORS INFLUENCING OUR RESULTS OF OPERATIONS AND CASH FLOWS

The operating results of our Resource, Real Estate and Wood Products business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions, and other factors.

Fluctuating Timber Prices. Our results of operations and cash flows will be materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors impacting demand, such as changes in economic conditions, construction activity levels, interest rates, credit availability, population growth and weather conditions, as well as changes in timber supply and other factors. All of these factors can vary by region and by timber type, such as sawlogs or pulpwood logs. In 2009, the overall price per ton for our timber was down approximately 22% from 2008.

Timber prices are also affected by changes in timber availability at the local and national level. Our timberland ownership is currently concentrated in Arkansas, Idaho, Minnesota and Wisconsin. In Arkansas and Minnesota, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in less harvesting activity, causing short-term decreases in supply that have tended to moderate price decreases. In Idaho, where a greater proportion of timberland is government owned, any substantial increase in timber harvesting from government-owned lands could significantly reduce timber prices, which would harm our results of operations. For more than twenty-five years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the United States forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government lands could have a material adverse effect on our results of operations and cash flows. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and in the harvest strategies of local forest products industry participants, as well as occasionally high timber salvage efforts due to events such as storm damage, unusual pest infestations or fires.

Harvest Levels. Changes in harvest levels on our timberlands also may have a significant impact on our results of operations. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. In 2009, the overall harvest from our timberlands was 3.8 million tons, compared to 4.4 million tons harvested in 2008. Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland acquisitions and sales, we expect the overall timber harvest from our lands in 2010 to be approximately 4.0 to 4.4 million tons, increasing to approximately 5.1 million tons annually over the next few years, subject to adjustment depending upon market conditions.

On a short-term basis, we may adjust our timber harvest levels in response to market conditions. For example, at the end of 2008 we originally planned to hold harvest levels essentially flat in 2009 compared to 2008 based on weak market conditions. However, due to further weakening of the markets in 2009, we deferred harvesting approximately 0.6 million tons, or 14% of our planned harvest. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands and sales of existing timberlands or timber deed sales. In addition to timberland acquisitions and sales, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.

32   /   POTLATCH CORPORATION

Demand for Real Estate. A number of factors, including availability of credit, a slowing of real estate development, changes in population growth patterns and changes in demographics could reduce the demand for our timberland as a real estate asset. In addition, changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use and development of real estate or changes in the political composition of governmental bodies could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business. The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the number of properties listed for sale, the seasonal nature of sales, the plans of adjacent landowners, and our expectations of future price appreciation. Delays in the completion of transactions or the termination of potential transactions may be beyond our control. These events could adversely affect our operating results.

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

The forest products industry in general and the wood products business in particular were adversely affected in 2008 and 2009 by the national decline in home building and the resulting weak demand and lower prices for wood products. As a result of these weak market conditions, we permanently closed our lumber mill at Prescott, Arkansas in May 2008. In addition, we were forced to temporarily halt or reduce production at many of our mills in 2009. For example, our Minnesota and Idaho lumber mills operated at approximately 75% of normal production for most of the first quarter of 2009, then returned to full production levels. Due to insufficient demand, our plywood facility operated at approximately 60% of normal production at the beginning of 2009, before returning to full production in early May, and our particleboard plant was shut down for approximately three months in 2009 and operated at approximately 50% of capacity for the remainder of 2009. We do not expect a meaningful recovery in the wood products markets until the second half of 2010.

One of the most significant expenses of our Wood Products segment is the cost of sawlogs and wood fiber needed to supply our manufacturing facilities. The cost of logs that supply our lumber mills has at times fluctuated greatly as a result of the factors discussed above affecting the price of our timber. Selling prices of our wood products have not always increased in response to log price increases, nor have log prices always decreased in conjunction with declining wood products prices. On occasion, the results of operations of our wood products business have been, and may in the future be, adversely affected if we are unable to pass cost increases through to our customers.

Competition. The markets for our timber and wood products are highly competitive, and companies that have substantially greater financial resources than we do compete with us in each of our lines of businesses. Logs and other fiber from our timberlands, as well as our wood products, are subject to competition primarily from timberland owners and wood products manufacturers in North America.

Acquisitions and Dispositions. As a result of our REIT conversion, we are better able to compete for acquisitions of timberlands against other entities that use tax-efficient structures. It is uncertain whether any timberland acquisitions we make will perform in accordance with our expectations. We anticipate financing acquisitions through cash from operations, borrowings under our credit facility or proceeds from equity or debt offerings. Our inability to finance future acquisitions on favorable terms or the failure of any acquisition to perform as we expect could harm our results of operations.

2009 FORM 10-K   /   33

In addition to sales of timberlands for higher and better use purposes, our business strategy also includes the disposition of non-strategic timberlands when we desire to create financial flexibility and when we believe pricing to be particularly attractive. For example, in 2009 we sold a timber deed covering 49,536 acres of pre-merchantable timber located in south central Arkansas for $49.0 million. The age class of the trees sold ranged from 1 to 10 years, with an average age of just under 7 years. Full use of the land reverts back to us after a full harvest cycle is completed, which will be no later than 30 years after the trees were initially planted. Large sales such as this timber deed sale will have a significant impact on our reported results in the period in which such a transaction is completed. Changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-strategic timberlands and could negatively affect our results of operations.

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

34   /   POTLATCH CORPORATION

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

Through 2008, this process had not resulted in an impairment charge for any of our assets associated with our continuing operations. During the fourth quarter of 2009, we concluded that our particleboard manufacturing assets were impaired, and recorded a pre-tax asset impairment charge of $3.0 million. The fair value of the impaired assets was estimated based on expected future cash flows.

Income taxes. We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets as specified in the Internal Revenue Code. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken, we believe that it is more likely than not that we will realize the benefits of these deductible differences and carryforwards, net of the existing valuation allowances at December 31, 2009. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified. Such tax planning strategies include the transfer of income-producing timberlands from the REIT to Potlatch TRS to generate income sufficient to fund our pension and other postretirement employee benefit obligations, and thus realize our deferred tax assets.

Certain federal energy tax credits claimed during 2009 associated with our former pulp and paperboard operations that were spun off to Clearwater Paper have been reflected in earnings from continuing operations, as such tax attributes remain with us.

Restructuring charges and discontinued operations. In December 2008, our pulp-based operations were spun off into an independent public company, Clearwater Paper Corporation. In May 2008, we permanently closed our lumber mill in Prescott, Arkansas. We sold our hybrid poplar tree farm in Boardman, Oregon in May 2007. In January 2007, we recorded a charge for a restructuring of our Resource segment. These events required us to record estimates of liabilities for employee benefits and other costs at the time of the events. In making these judgments, we considered contractual obligations, legal liabilities and

2009 FORM 10-K   /   35

possible incremental costs incurred as a result of these transactions. Our estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences.

We sold our oriented strand board, or OSB, manufacturing facilities to Ainsworth Lumber Co. Ltd., or Ainsworth, in 2004. In 2006, Ainsworth filed a complaint against us based on the sale agreement, which we settled in April 2009 for $5.75 million. See Notes 13, 17 and 18 to the consolidated financial statements for additional information regarding that settlement. Also in 2006, a series of private antitrust lawsuits were filed against us and certain other OSB manufacturers. In 2008, we settled claims totaling $3.0 million with these plaintiffs. The settlement amounts and all related legal expenses have been accounted for as discontinued operations.

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

Pension and postretirement employee benefits. The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the discount rate applied to pension plan obligations and the rate of return on plan assets. For other postretirement employee benefit, or OPEB, obligations related to certain health care and life insurance benefits provided to qualified retired employees, critical assumptions in determining OPEB expense are the discount rate applied to benefit obligations and the assumed health care cost trend rates used in the calculation of benefit obligations.

Note 12 to the consolidated financial statements includes information on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense for the three years ended December 31, 2009, as well as the funded status for our pension plans and OPEB obligations as of December 31, 2009 and 2008.

The discount rate used in the determination of pension benefit obligations and pension expense is a weighted average benchmark rate based on high-quality fixed income investment interest rates. At December 31, 2009, we calculated obligations using a 5.65% discount rate. The discount rates used at December 31, 2008 and 2007 were 6.15% and 6.40%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The assumed long-term rates of return on pension plan assets used for the years ended December 31, 2009, 2008 and 2007 were 8.5%, 9.0% and 9.5%, respectively.

Total periodic pension plan benefit in 2009 was $3.5 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would increase pension plan benefit, and conversely, a decrease in either of these measures would decrease plan benefit. As an indication of the sensitivity that pension benefit has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan benefit by approximately $0.7 million. A 25 basis point change in the assumption for the expected return on plan assets would affect annual plan benefit by approximately $1.0 million. The actual rates of return on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.

36   /   POTLATCH CORPORATION

As a result of the steep downturn in the stock market in late 2008 and early 2009, our company-sponsored pension plans were underfunded at December 31, 2009 and 2008. In April 2009, an Internal Revenue Service pronouncement provided significant funding relief to single-employer defined benefit plans sponsors. Consequently, we were not required to make contributions during 2009 to our defined benefit plans. We are also not required to make contributions during 2010 as a result of carry-forward credits that we earned from discretionary contributions made in prior periods. We estimate cash payments will total approximately $1.7 million in 2010 to our non-qualified supplemental pension plan. Payments made for OPEB obligations represent benefit costs incurred during the year by eligible participants.

For our OPEB obligations, expense for 2009 was $13.5 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 5.65%, 6.15% and 6.40% at December 31, 2009, 2008 and 2007, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2009 was a 7.5% increase over the previous year, with the rate of increase scheduled to decline ratably to an assumption of 5% in 2069.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect OPEB expense by less than $0.1 million. A 1% change in the health care cost trend rate assumption would have affected 2009 OPEB expense by approximately $0.9 million to $1.0 million and our OPEB obligation (liability) by approximately $1.5 million to $1.8 million, as reported in Note 12 to the consolidated financial statements. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Due to our restructuring of retiree health care benefits and the freezing of our subsidy of health care plan costs to eligible retirees announced in the fourth quarter of 2009, beginning January 1, 2010, most eligible retirees will bear all future health care cost increments, and the remainder of the eligible retirees will bear a larger portion of future cost increments, culminating in a fixed company subsidy as they attain age 65, upon which date all future health care cost increments will be borne by the retirees. As a result, our OPEB obligations and future costs have been reduced.

Periodic pension and OPEB expense are included in “Cost of goods sold” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. At December 31, 2009 and 2008, liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 to the consolidated financial statements for further discussion.

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

The decision to present these businesses as discontinued operations was based on the fact that we have no material continuing involvement in, nor do we have the ability to exert significant influence over, the decision-making process of these businesses.

Management made critical judgments regarding the classification of the following specific items to include in discontinued operations:

•	results of the Pulp and Paperboard and Consumer Products segments;

2009 FORM 10-K   /   37

•	results of the Lewiston, Idaho, wood products operations, which were previously included in our Wood Products segment;

•	interest expense related to the $100 million credit sensitive debentures, which obligations were retained by Clearwater Paper under the Retained Obligation Agreement;

•	corporate administration costs directly attributable to the discontinued operations that will not be incurred in the future; and

•	one-time spin-off transaction costs incurred during the spin-off process.

Management classified the credit sensitive debentures and the note receivable from Clearwater Paper related to the debentures as current at December 31, 2008, due to the credit sensitive debentures’ maturity on December 1, 2009. In June 2009, Clearwater Paper deposited with the indenture trustee a sum sufficient to satisfy all remaining principal and interest due on the credit sensitive debentures. The credit sensitive debentures matured and were redeemed on December 1, 2009.

Management concluded that Clearwater Paper was not impaired at the asset group or disposal group level at the date of the spin-off. Management also made judgments in determining the adjustments to instruments associated with equity-based compensation plans in connection with the spin-off.

COMPONENTS OF REVENUES AND EXPENSES

Revenues. Revenues consist of sales of logs, standing timber, real estate and wood products, net of discounts, returns and allowances and any sales taxes collected. Sales taxes, when collected, are recorded as a current liability until remitted to the appropriate governmental entities.

Cost of goods sold. Cost of goods sold consists of depreciation of manufacturing assets, depletion, cost basis of real estate sold and amortization, plus materials, labor and other operating expenses. Materials, labor and other operating expenses consist primarily of the cost of raw materials, including wood fiber, energy and chemicals, personnel costs, repair and maintenance expenses, and freight associated with customer shipments.

Selling, general and administrative expense. Selling, general and administrative expense primarily consists of compensation and associated costs for sales and administrative personnel.

Interest expense, net. Net interest expense is the interest paid on our outstanding debt, offset by interest income from any short-term investments. Beginning in 2009, this category also includes amortization of debt issuance costs.

RESULTS OF OPERATIONS

As of December 31, 2009, our business is organized into three reporting segments: Resource, Real Estate and Wood Products. Sales or transfers between segments are recorded as intersegment revenues based on prevailing market prices. Because of the role of the Resource segment in supplying our Wood Products segment with a portion of its wood fiber needs, intersegment revenues can represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” sections below, each segment’s revenues are presented before elimination of intersegment revenues.

38   /   POTLATCH CORPORATION

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

The following table sets forth year-to-year changes in items included in our Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2009	2008	INCREASE (DECREASE)
Revenues	$476,169	$439,957	$36,212
Costs and expenses:
Cost of goods sold	338,389	330,332	8,057
Selling, general and administrative expenses	48,082	41,729	6,353
Asset impairment	2,994	—	2,994
	389,465	372,061	17,404
Earnings from continuing operations before interest and taxes	86,704	67,896	18,808
Interest expense, net	(21,921)	(20,154)	(1,767)
Earnings from continuing operations before taxes	64,783	47,742	17,041
Income tax benefit	16,648	25,195	(8,547)
Earnings from continuing operations	81,431	72,937	8,494
Discontinued operations, net of tax	(4,103)	(20,300)	16,197
Net earnings	$77,328	$52,637	$24,691

Certain 2008 amounts have been reclassified to conform to the 2009 presentation. Also, see Note 18 to the consolidated financial statements.

Revenues. Revenues increased $36.2 million, or 8%, in 2009 compared to 2008, primarily due to the sale of a timber deed in Arkansas for $49.0 million in September, increased external sales from the Resource segment and higher Real Estate revenues, partially offset by decreased revenues from the Wood Products segment. The increased external sales from the Resource segment in 2009 are due to sales to Clearwater Paper businesses in 2008, before the spin-off, that were eliminated as intersegment sales. In 2009, those sales are reflected as sales to external customers and are not eliminated. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Cost of goods sold. Cost of goods sold increased $8.1 million, or 2%, in 2009 over 2008, primarily due to higher costs associated with the increased sales of logs and residuals, primarily chips and shavings, to external customers. In addition, depletion expense increased in 2009 over 2008 due to the Arkansas timber deed sale. These increases to cost of goods sold were partially offset by decreased costs related to lower harvest levels, lower production levels at our wood products manufacturing facilities and cost control measures implemented by the Resource and Wood Products segments during 2009.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $6.4 million, or 15%, in 2009 over 2008, primarily due to higher compensation-related expenses in 2009.

Asset impairment. In the fourth quarter of 2009, we recorded a pre-tax charge of $3.0 million associated with the impairment of our particleboard manufacturing facility. There were no asset impairment charges in 2008.

Interest expense, net. Interest expense totaled $22.0 million in 2009, an increase of $1.2 million, or 6%, over 2008, primarily due to interest expense related to the $150 million principal amount of senior notes issued in November 2009, partially offset by lower amounts of borrowings outstanding during 2009 under the bank credit facility and lower interest rates associated with the bank credit facility borrowings during 2009. Interest income totaled $0.1 million in 2009, a $0.6 million decrease from 2008, due to lower levels of short-term investments in 2009.

2009 FORM 10-K   /   39

Income tax benefit. The income tax benefit from continuing operations decreased $8.5 million to $16.6 million in 2009 from 2008. The income tax benefit for 2009 was due to the pre-tax loss for Potlatch TRS, recognition of a $6.2 million federal tax benefit with respect to electricity produced from qualified energy resources and sold to an unrelated party, and recognition of a tax benefit of $1.0 million from an adjustment to prior year state income tax returns. These were partially offset by $10.5 million with respect to built-in gains taxes attributable to the sale of REIT properties that were not qualified for deferral under the LKE provisions of the Internal Revenue Code. Our income tax benefit for 2008 was $25.2 million, primarily due to the pre-tax loss for Potlatch TRS.

Discontinued operations. In 2009, we recorded an after-tax loss from discontinued operations of $4.1 million, compared to a loss of $20.3 million in 2008. The 2009 results included a pre-tax charge of $5.75 million for the legal settlement related to the sale of our oriented strand board, or OSB, manufacturing facilities in 2004, as well as $1.2 million of OSB-related legal expenses. The 2008 results included pre-tax charges totaling $2.7 million and $0.3 million, respectively, related to settlements with the direct and indirect purchaser classes in the OSB antitrust lawsuit and $3.7 million of OSB-related legal expenses. Discontinued operations for both periods also included the operations of the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008. The amounts recorded in 2009 for these two discontinued operations were immaterial.

DISCUSSION OF BUSINESS SEGMENTS

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2009	2008	INCREASE (DECREASE)
Segment Revenues:
Resource	$234,411	$265,307	$(30,896)
Real Estate	65,353	46,077	19,276
Wood Products	216,592	263,132	(46,540)
Total segment revenues, before eliminations	$516,356	$574,516	$(58,160)
Operating income (loss):
Resource	$81,774	$76,008	$5,766
Real Estate	48,928	31,490	17,438
Wood Products	(20,484)	(13,675)	(6,809)
Total segment operating income, before eliminations and adjustments, and corporate items	$110,218	$93,823	$16,395

RESOURCE SEGMENT

Revenues. Revenues for the segment decreased $30.9 million, or 12%, in 2009 from 2008, primarily due to reduced fee harvest volumes as a result of our planned reduction in harvest levels, lower timber sales prices and reduced intercompany sales, partially offset by $49.0 million in revenues from the Arkansas timber deed sale. Overall fee harvest volumes decreased 12% and average prices decreased 22%. We harvested 3.8 million tons of wood fiber in 2009, which was approximately 0.6 million tons, or approximately 14%, lower than our original planned harvest level for the year. In the Southern region, total sales volumes decreased 3% and prices for sawlogs and pulpwood decreased 10% and 11%, respectively. In the Northern region, total sales volumes decreased 19% and prices for sawlogs and pulpwood decreased 26% and 4%, respectively.

40   /   POTLATCH CORPORATION

Expenses. Expenses for the segment decreased $36.7 million, or 19%, in 2009 from 2008. The decrease in expenses was primarily due to lower logging and hauling costs associated with reduced harvest levels and cost control measures implemented in the segment, partially offset by increased fee depletion expenses related to the timber deed sale.

Operating income. Operating income for our Resource segment increased $5.8 million, or 8%, in 2009 over 2008, primarily due to the $41.5 million contribution to operating income from the timber deed sale, partially offset by reduced harvest volumes as a result of our harvest deferral and lower timber prices.

REAL ESTATE SEGMENT

Revenues. Revenues for the segment increased $19.3 million, or 42%, in 2009 over 2008. We sold 24,549 acres of non-strategic timberland in Arkansas in January 2009 for $43.3 million, or $1,762 per acre. In addition, in Wisconsin we had two other non-strategic timberland sales totaling 5,619 acres for $2.8 million, or $500 per acre. Other land sales in 2009 were 2,430 HBU acres at an average price of $2,329 per acre and 11,234 rural recreational acres at an average price of $1,108 per acre. In 2008, we sold 42,841 acres of non-strategic timberland in Minnesota at an average price of $379 per acre. Other land sales in 2008 were 3,562 HBU acres at an average price of $2,598 per acre and 14,266 acres of rural recreational land at an average price of $1,434 per acre.

Expenses. Segment expenses increased $1.8 million, or 13%, in 2009 over 2008, primarily due to a higher cost of sales in 2009.

Operating income. Operating income for our Real Estate segment increased $17.4 million, or 55%, in 2009 over 2008. Results for the segment depend to a large extent on the timing of closings of transactions for properties we sell.

WOOD PRODUCTS SEGMENT

Revenues. Revenues for the segment decreased $46.5 million, or 18%, in 2009 from 2008. Lumber revenues decreased $14.5 million, or 10%, in 2009 from 2008. The lower lumber revenues were due to 13% lower sales prices, partially offset by a 4% increase in sales volumes. Our lumber mill in Warren, Arkansas was shut down for approximately three weeks total in September and October 2009 as wet weather conditions impacted log deliveries, resulting in a log inventory shortage. Our Minnesota and Idaho lumber mills operated at approximately 75% of normal production for most of the first quarter of 2009, then returned to full production levels. Plywood revenues decreased $11.8 million, or 26%, during 2009 from 2008. Due to insufficient demand, our plywood facility operated at approximately 60% of normal production at the beginning of 2009, before returning to full production in early May. Particleboard revenues decreased $7.3 million, or 43%, in 2009 from 2008. Our particleboard plant was shut down for approximately three months in 2009 and operated at approximately 50% of capacity for the remainder of 2009 to better balance production with the available fiber supply and demand for particleboard. Other revenues for the segment, which consist primarily of the sale of lumber mill by-products such as chips, shavings and hog fuel, decreased $12.9 million, or 26%, during 2009 from 2008, primarily due to the lower production from our lumber mills, which resulted in fewer by-products.

Expenses. Expenses for the segment decreased $39.7 million, or 14%, in 2009 from 2008, primarily due to lower log, labor and supply costs, which are all associated with reduced production levels and decreased lumber shipments, and cost control measures implemented during 2009. In addition, the segment recorded a $3.0 million asset impairment charge related to our Idaho particleboard manufacturing facility in 2009.

Operating Income. The Wood Products segment reported an operating loss of $20.5 million for 2009, compared to an operating loss of $13.7 million in 2008. The operating loss was the largest in the first quarter of 2009 at $11.1 million. The operating loss decreased substantially in the second quarter to $3.0 million, then to $1.5 million in the third quarter and $1.8 million in the fourth quarter, excluding the $3.0 million asset impairment charge associated with our particleboard facility.

2009 FORM 10-K   /   41

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

The following table sets forth year-to-year changes in items included in our Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2008	2007	INCREASE (DECREASE)
Revenues	$439,957	$423,472	$16,485
Costs and expenses:
Cost of goods sold	330,332	298,281	32,051
Selling, general and administrative expenses	41,729	50,195	(8,466)
Restructuring charge	—	2,653	(2,653)
	372,061	351,129	20,932
Earnings from continuing operations before interest and taxes	67,896	72,343	(4,447)
Interest expense, net	(20,154)	(15,432)	(4,722)
Earnings from continuing operations before taxes	47,742	56,911	(9,169)
Income tax benefit	25,195	17,731	7,464
Earnings from continuing operations	72,937	74,642	(1,705)
Discontinued operations, net of tax	(20,300)	(18,210)	(2,090)
Net earnings	$52,637	$56,432	$(3,795)

Certain 2008 and 2007 amounts have been reclassified to conform to the 2009 presentation. Also, see Note 18 to the consolidated financial statements.

Revenues. Revenues increased $16.5 million, or 4%, in 2008 compared to 2007, primarily due to increased revenues from our Real Estate segment as a result of increased property sales, partially offset by decreased revenues from our Wood Products and Resource segments as a result of weak market conditions. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Cost of goods sold. Cost of goods sold increased $32.1 million, or 11%, primarily due to increased costs for outside logging contractors, a higher cost basis for real estate sold in 2008 and increased depletion expense from the Resource segment as a result of increased harvest levels in 2008.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $8.5 million, or 17%, in 2008 from 2007, primarily due to higher consulting and professional services costs incurred in 2007.

Restructuring charge. In 2007, we recorded a pre-tax charge of $2.7 million associated with a restructuring within our Resource segment. There were no restructuring charges in 2008.

Interest expense, net. Interest expense totaled $20.8 million in 2008, an increase of $3.1 million, or 18%, over 2007, primarily due to higher levels of debt outstanding under our bank credit facility during 2008 and higher interest rates associated with the balances. Interest income totaled $0.7 million in 2008, a decrease of $1.6 million, or 71%, from 2007, due to a decreased amount of short-term investments during 2008.

Income tax benefit. The income tax benefit from continuing operations increased $7.5 million to $25.2 million in 2008 over 2007. The income tax benefit for 2008 was due to the pre-tax loss for Potlatch TRS. The income tax benefit for 2007 included a

42   /   POTLATCH CORPORATION

$3.9 million favorable adjustment for final determinations of amounts owed to the IRS for the years 1995-2004, combined with a pre-tax operating loss for Potlatch TRS. Excluding this adjustment, our income tax benefit for 2007 was $13.8 million, primarily due to the pre-tax loss for Potlatch TRS.

Discontinued operations. In 2008, we recorded an after-tax loss from discontinued operations of $20.3 million, compared to a loss of $18.2 million in 2007. The results of discontinued operations for the year ended December 31, 2008, included pre-tax charges totaling $2.7 million and $0.3 million, respectively, related to settlements with direct and indirect purchaser classes in the OSB antitrust lawsuit and $3.7 million of OSB related legal expenses. Discontinued operations for both years included the operations of the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008. The results in 2007 also included the operations of the Boardman, Oregon hybrid poplar tree farm sold in May 2007. Included in discontinued operations for 2008 were after-tax transaction costs of $9.6 million related to the spin-off of the Clearwater Paper businesses.

DISCUSSION OF BUSINESS SEGMENTS

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2008	2007	INCREASE (DECREASE)
Segment Revenues:
Resource	$265,307	$296,821	$(31,514)
Real Estate	46,077	24,116	21,961
Wood Products	263,132	285,988	(22,856)
Total segment revenues, before eliminations	$574,516	$606,925	$(32,409)
Operating income:
Resource	$76,008	$81,783	$(5,775)
Real Estate	31,490	17,274	14,216
Wood Products	(13,675)	4,196	(17,871)
Total segment operating income, before eliminations and adjustments, and corporate items	$93,823	$103,253	$(9,430)

RESOURCE SEGMENT

Revenues. Revenues for the segment decreased $31.5 million, or 11%, in 2008 from 2007. Overall fee harvest volumes increased by a total of 11%, but were offset by decreased prices for sawlogs.

Expenses. Expenses for the segment decreased $25.7 million, or 12%, in 2008 from 2007, primarily due to a $19.7 million decrease in purchases of stumpage in 2008 from 2007 and the restructuring charge of $2.7 million in 2007.

Operating income. Operating income for our Resource segment decreased $5.8 million, or 7%, in 2008 from 2007.

REAL ESTATE SEGMENT

Revenues. Revenues for the segment increased $22.0 million, or 91%, in 2008 over 2007, primarily due to increased sales of properties during 2008. A total of 60,669 acres of land were sold in 2008 at an average price of $755 per acre. A total of 16,175 acres of land were sold in 2007 at an average price of $1,492 per acre. The change in the volume and pricing of sales in 2008 was primarily due to sales of non-strategic timberlands in 2008. There were no sales of non-strategic timberlands in 2007.

2009 FORM 10-K   /   43

Expenses. Segment expenses were $14.6 million in 2008, an increase of $7.7 million over 2007. The increase was primarily the result of the higher aggregate cost basis associated with the additional acreage sold in 2008.

Operating income. Operating income for our Real Estate segment increased $14.2 million, or 82%, in 2008 over 2007.

WOOD PRODUCTS SEGMENT

Revenues. Revenues for the segment decreased $22.9 million, or 8%, in 2008 from 2007, primarily due to the weak economic conditions and the resulting decline in residential construction. Lumber revenues decreased $19.6 million, or 11%, in 2008 from 2007. Overall selling prices decreased approximately 8%, while shipment volumes decreased approximately 3%. Plywood revenues decreased $9.1 million, or 16% in 2008 from 2007, as shipment volumes decreased approximately 20%, but were partially offset by selling prices that increased approximately 5%. Particleboard revenues decreased $2.9 million, or 15%, in 2008 from 2007, as shipment volumes decreased approximately 24%, but were partially offset by selling prices that increased approximately 13%. Other revenues for the segment, which consist primarily of the sale of lumber mill by-products such as chips, shavings and hog fuel, increased $8.7 million, or 21%, in 2008 over 2007, primarily due to increased chip prices.

Expenses. Expenses for the segment decreased $5.0 million, or 2%, in 2008 from 2007, largely due to decreased lumber shipments and lower log costs.

Operating income. The Wood Products segment reported an operating loss of $13.7 million for 2008 compared to income of $4.2 million in 2007.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, our financial position included long-term debt of $368.4 million. Long-term debt at December 31, 2008 was $321.3 million. Stockholders’ equity at December 31, 2009, was $229.8 million compared to the December 31, 2008, balance of $198.2 million. Distributions to common stockholders in 2009 totaled $81.1 million. The ratio of long-term debt to stockholders’ equity was 1.60 to 1 at December 31, 2009, compared to 1.62 to 1 at December 31, 2008.

Working capital totaled $63.2 million at December 31, 2009, compared to negative $91.4 million at December 31, 2008. The significant changes in the components of working capital are as follows:

•

Short-term investments increased $50.5 million due to the November 2009 issuance of $150 million principal amount of senior notes. The proceeds of the notes were used to pay off the bank credit facility, with the remainder invested in short-term investments.

•	Receivables decreased $20.6 million primarily due to payment of the $16.6 million accounts receivable balance from Clearwater Paper recorded on our balance sheet at December 31, 2008.

•

The note receivable decreased $100.0 million due to Clearwater Paper’s deposit in June 2009 of $106.3 million with the indenture trustee to satisfy all remaining principal and future interest due on the credit sensitive debentures, which matured and were redeemed on December 1, 2009. This maturity and redemption also resulted in a $100.0 million decrease of the total $100.4 million decrease in current installments on long-term debt.

•	Current notes payable decreased $129.1 million as we repaid the outstanding balance under the bank credit facility with the proceeds of the senior notes offering.

44   /   POTLATCH CORPORATION

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2009, are as follows:

(Dollars in thousands)

2010	$11
2011	5,011
2012	21,659
2013	8,413
2014	21,000

Cash Flows Summary

The following table presents information regarding our cash flows for the years ended December 31, 2009, 2008 and 2007.

(Dollars in thousands)	Years Ended December 31,
	2009	2008	2007
Cash flows from continuing operations:
Net cash provided by operations	$119,914	$40,001	$39,209
Net cash used for investing	(46,719)	(26,357)	(226,125)
Net cash provided by (used for) financing	(64,679)	(76,087)	37,949
Cash provided by (used for) continuing operations	8,516	(62,443)	(148,967)
Cash provided by (used for) discontinued operations	(7,869)	54,281	150,255
Change in cash	647	(8,162)	1,288
Balance at beginning of year	885	9,047	7,759
Balance at end of year	$1,532	$885	$9,047

Net cash provided by operating activities from continuing operations in 2009 totaled $119.9 million, compared to $40.0 million in 2008 and $39.2 million in 2007. The favorable 2009 to 2008 comparison was primarily due to not using LKE transactions for sales in 2009, higher earnings from continuing operations and increased cash from inventory changes in 2009 compared to 2008.

Net cash used for investing activities from continuing operations was $46.7 million in 2009, $26.4 million in 2008 and $226.1 million in 2007. In 2009, we increased short-term investments by $31.8 million and used $15.7 million for capital expenditures. In 2008, we used $27.3 million for deposits on timberlands and $36.8 million for capital expenditures, partially offset by a $37.3 million decrease in short-term investments. In 2007, we used $162.4 million for deposits on timberlands and $69.2 million for other capital expenditures. The deposits on timberlands included the portion of the Idaho timberlands purchased on our behalf by our LKE intermediary until they were matched with property sales for section 1031 purposes. Deposits on timberlands in 2007 also included a portion of our Wisconsin timberlands held by our LKE intermediary until they were matched with the sale of the hybrid poplar tree farm to complete our LKE process for the purchase. Capital expenditures in 2007 included $35.0 million and $14.5 million in cash for the Idaho and Wisconsin timberland purchases, respectively. The balance of capital expenditures in 2007 was for forestland activities and various smaller projects designed to improve product quality and manufacturing efficiency.

At December 31, 2009, our authorized capital spending budget totaled $18.6 million. Our capital spending is primarily related to reforestation expenditures, smaller high-return discretionary projects and routine general replacement projects for our wood products manufacturing facilities.

2009 FORM 10-K   /   45

Net cash used for financing totaled $64.7 million in 2009 and $76.1 million in 2008. In 2007, financing activities provided net cash of $37.9 million. Net cash used for financing in 2009 primarily resulted from paying off the balance of the bank credit facility and regular quarterly cash distributions to stockholders of $81.1 million, partially offset by the $147.4 million proceeds from the issuance of the senior notes. Net cash used for financing in 2008 primarily resulted from regular quarterly cash distributions to stockholders of $80.7 million and a change in book overdrafts of $8.2 million, partially offset by an $18.8 million increase in borrowings on our bank credit facility. In 2007, net cash was provided by an increase of $110.3 million in borrowings on our bank credit facility and the issuance of $10.0 million of common stock related to the exercise of stock options, partially offset by regular quarterly cash distributions to common stockholders totaling $77.5 million.

Cash used for discontinued operations in 2009 totaled $7.9 million. Cash provided by discontinued operations in 2008 and 2007 totaled $54.3 million and $150.3 million, respectively. Cash used for discontinued operations in 2009 was for the $5.75 million OSB settlement with Ainsworth and the related legal expenses. Discontinued operations for 2008 and 2007 included the effects of the Ainsworth OSB settlement and the legal settlements with the direct and indirect purchaser classes in the OSB antitrust lawsuit, the spin-off of the Clearwater Paper businesses and the closure of the Prescott mill in May 2008. The 2007 information also includes the effect of the sale of the Boardman, Oregon hybrid poplar tree farm in May 2007.

Our regular quarterly cash distributions have been funded primarily using cash flows from our REIT-qualifying timberland operations. Based on our outlook for 2010 and taking into account planned harvest activities, we expect to fund a majority of our 2010 annual cash distributions using the cash flows from our REIT-qualifying timberland operations. Any shortfall between cash available for distribution from REIT operations and our 2010 distributions to stockholders is expected to be funded through cash on hand, bank borrowings, revenues from sales of timberlands, Potlatch TRS distributions or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our REIT operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it may be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of lower harvest activity during winter and early spring. Significant decreases in timber prices, reduced harvests or other factors that have a material adverse effect on the cash flows from our REIT operations could result in our inability to maintain our current distribution rate.

In addition, the rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from our wood products manufacturing business for the payment of stockholder distributions. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund distributions to stockholders using cash flows from Potlatch TRS. Our board of directors, in its sole discretion, will determine the actual amount of distributions to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use, and future acquisitions and dispositions.

In June 2009, our obligations under the indenture governing the $100 million principal amount of 9-1/8% credit sensitive debentures, due December 1, 2009, were fully discharged. Prior to our spin-off of Clearwater Paper in December 2008, Clearwater Paper agreed to make all remaining payments to the debenture holders and, in June 2009, Clearwater Paper deposited with the indenture trustee a sum sufficient to satisfy all remaining principal and interest due on the credit sensitive debentures. The credit sensitive debentures matured and were redeemed on December 1, 2009.

46   /   POTLATCH CORPORATION

On November 3, 2009, we sold $150 million aggregate principal amount of senior notes. The notes are due on November 1, 2019, have an interest rate of 7.5% and were issued at a price equal to 98.284% of their face value. Approximately $73.0 million of the net proceeds were used to repay the outstanding balance on our bank credit facility. The remainder was invested in short-term investments and has been or will be used for general corporate purposes.

The 7.5% senior notes due 2019 are general unsecured obligations and are therefore not secured by our assets. They are equal in right of payment with all existing and future unsecured senior debt and are senior in right of payment to all existing and future senior subordinated and subordinated debt. The notes are effectively subordinated to all of our existing and future secured debt to the extent of the value of the assets securing such debt, including borrowings under our secured credit facility and approximately $71.3 million of other debt, which is secured by a pledge of the capital stock of our subsidiaries and by 659,600 acres of our timberlands in Idaho. The notes are unconditionally guaranteed by certain of our subsidiaries.

We have the option to redeem all or a portion of the notes at any time at a redemption price equal to 100% of the principal amount thereof plus a premium and accrued and unpaid interest. In addition, at any time prior to November 1, 2012, we have the option to redeem up to 35% of the principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price equal to 107.5% of the principal amount thereof plus accrued interest.

In connection with the issuance of the senior notes, we entered into a registration rights agreement with the initial purchasers of the senior notes. Under this agreement, we agreed, to the extent the senior notes do not become freely tradable under the Securities Act of 1933 on or before the 365th day after the date of their issuance, to file a registration statement with the SEC pursuant to which we will offer to exchange the senior notes for notes with substantially similar terms that are registered under the Securities Act. In addition, if applicable interpretations of the staff of the SEC do not permit us to exchange the senior notes, we will be required to make available an effective shelf registration statement registering the resale of the senior notes. If the senior notes do not become freely tradable on or before the 365th day after the date of their issuance, the interest rate applicable to the senior notes will be increased by 0.25% per annum for the first 90-day period and thereafter will be increased by an additional 0.25% per annum for each 90-day period that elapses, subject to a maximum of 1% per annum. The additional interest will accrue on the senior notes until they become freely tradable, until an exchange offer has been completed or a shelf registration statement has been declared effective, as applicable. No amounts associated with the registration rights agreement have been recorded within the accompanying consolidated financial statements, as the likelihood that we would have to make any payments under the arrangement is considered remote.

The terms of the notes limit our ability and the ability of any subsidiary guarantors to borrow money; pay dividends; redeem or repurchase capital stock; enter into sale and leaseback transactions; and create liens. With respect to the limitation on dividends and the repurchase of our capital stock, these restricted payments are permitted as follows:

•

We may use 100% of our Funds Available for Distribution, or FAD, for the period January 1, 2010 through the end of the quarter preceding the payment date, less cumulative restricted payments previously made from FAD during that period, to make restricted payments.

•

If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $105 million at December 31, 2009.

•

If our cumulative FAD less our aggregate restricted payments made from FAD is insufficient to cover a restricted payment and we have depleted the basket, we may still make a restricted payment, so long as, after giving effect to the payment, our ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and basis of real estate sold, or EBITDDA, from continuing operations for the preceding four full fiscal quarters does not exceed 4.25 to 1.00.

2009 FORM 10-K   /   47

FAD, as defined in the indenture governing the senior notes, is earnings from continuing operations, plus depreciation, depletion and amortization, plus basis of real estate sold, and minus capital expenditures. For purposes of this definition, capital expenditures exclude all expenditures relating to direct or indirect timberland purchases in excess of $5 million. Under this definition, our FAD in 2009 was $111.1 million and our distributions paid in 2009 were $81.1 million.

Our current secured bank credit facility, which expires on December 8, 2013, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $20 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Subject to certain conditions and agreement of the lenders, the facility may be increased by up to an additional $100 million. As of December 31, 2009, there were no borrowings outstanding under the revolving line of credit, and approximately $6.8 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2009 was $243.2 million. In November 2009, we used the proceeds from the issuance of the 7.5% Senior Notes due 2019 to pay off the outstanding balance of the revolving line of credit. Loans made under our bank credit facility can be either (1) Eurodollar loans, which bear interest at the one-month LIBOR or (2) Base Rate loans, which bear interest equal to the highest of (a) the current Federal Funds Rate plus 1/2 of 1%, (b) the one-month LIBOR, or (c) the rate effectively equal to the bank’s prime rate. The interest rate we pay for borrowings under either type of loan includes an additional applicable rate of between 3.0% and 4.0%, based upon our Funded Indebtedness to Capitalization Ratio from the prior quarter. As of December 31, 2009, we were able to borrow under the bank credit facility with the additional applicable rate of 3.50%. We pay commitment fees of 0.5% on the unused balance of the bank credit facility.

The bank credit facility is secured by a pledge of the capital stock of our subsidiaries and by 659,600 acres of our timberlands in Idaho to satisfy the minimum collateral coverage ratio, as described below. This pledge is on an equal rights of payment and level of seniority basis with the $22.5 million principal amount of 6.95% debentures due 2015 and the $48.8 million principal amount of medium-term notes due 2011 through 2022.

The agreement governing our bank credit facility contains certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a minimum interest coverage ratio, a minimum collateral coverage ratio and a maximum funded indebtedness to capitalization ratio. We will be permitted to pay distributions to our stockholders under the terms of the credit facility so long as we remain in pro forma compliance with the financial maintenance covenants.

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of December 31, 2009:

	COVENANT REQUIREMENT	ACTUAL RATIO AT DECEMBER 31, 2009
Minimum Interest Coverage Ratio	2.50 to 1.00	5.98 to 1.00
Minimum Collateral Coverage Ratio	2.25 to 1.00	3.87 to 1.00
Maximum Funded Indebtedness To Capitalization Ratio	60.0%	51.4%

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

48   /   POTLATCH CORPORATION

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

Since October 2005, S&P has rated our senior unsecured debt at BB. In December 2008, S&P raised its issue-level rating on our existing notes and debentures to BB+. In February 2010, S&P affirmed our BB rating, with a stable outlook. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in January 2010.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2009. Portions of the amounts shown are reflected in our consolidated financial statements and accompanying notes, as required by generally accepted accounting principles. See the footnotes following the table for information regarding the amounts presented and for references to relevant consolidated financial statement notes that include a detailed discussion of the item.

	PAYMENTS DUE BY PERIOD
(Dollars in thousands)	TOTAL	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt[1]	$368,431	$11	$26,670	$29,413	$312,337
Interest on long-term debt	261,939	26,614	50,780	47,442	137,103
Operating leases[2]	7,891	2,042	2,541	1,871	1,437
Purchase obligations[3]	19,666	12,847	3,769	3,050	—
Other obligations[4]	182,918	58,569	29,929	44,468	49,952
Total	$840,845	$100,083	$113,689	$126,244	$500,829

[1]	See Note 8, “Debt and Note Receivable,” in the notes to consolidated financial statements.

[2]	See Note 13, “Commitments and Contingencies,” in the notes to consolidated financial statements.

[3]	Purchase obligations consist primarily of accounts payable, the purchase of raw materials, contracts for timber cutting and contracts with electricity providers.

[4]

Included in other obligations are payments under qualified pension plans and other postretirement employee benefit obligations. Payments under qualified pension plans are based on estimated minimum required contributions for years 1-5. Payments on postretirement employee benefit obligations are based on expected future benefit payments as disclosed in Note 12, “Savings Plans, Pension Plans and Other Postretirement Employee Benefit Obligations,” in the notes to the consolidated financial statements, for years 1-5.

OFF-BALANCE SHEET ARRANGEMENTS

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

2009 FORM 10-K   /   49

ENVIRONMENTAL

We are subject to extensive federal and state environmental regulation of our operating facilities and timberlands, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations, and threatened and endangered species. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled less than $0.1 million during 2009 and are expected to be approximately $0.1 million in 2010.

Our timberlands have been audited by independent third parties for compliance with the FSC program and the ISO 14001 standard for environmental management systems. Our timberlands in Idaho and Arkansas were audited in 2009 by an independent third party for compliance with the ISO 14001 standard for environmental management systems. A field audit for Minnesota and Wisconsin was not required during 2009. We were certified to be in compliance with the ISO 14001 standard on our timberlands. Our timberlands in Arkansas, Minnesota and Wisconsin were audited in late 2009 by an independent third party for compliance with the FSC forest management standard. A field audit for Idaho was not required during 2009. We have not yet received our audit reports from the FSC, but anticipate continued certification under the FSC program for our timberlands, although the certification of our Arkansas timberlands is subject to satisfactory resolution of a corrective action request with respect to certain harvesting and stand re-establishment issues. We are in discussions with the auditor and the FSC, and currently have until June 1, 2010, to resolve this issue. Participation in the FSC and ISO programs is voluntary, and can require operating processes which are more stringent than existing federal or state requirements.

In January 2007, the EPA notified us that we are a potentially responsible party under CERCLA and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. The range of cost estimates for the various alternatives to address the contamination at the entire site is from $0.7 million to $8.2 million. The EPA has not yet selected a remedy for the site or determined which potentially responsible parties should implement the remedy. Currently we are under no legal obligation to implement any remedy selected by the EPA. We believe we have valid defenses available to limit our potential liability at the site. There is also the possibility of pursuing recovery from third parties as a means of further limiting our liability.

The EPA has developed Maximum Achievable Control Technology, or MACT, standards under the Federal Clean Air Act for air emissions from plywood and composite wood facilities. We believe that we have complied with the applicable MACT standards. We also believe that our manufacturing facilities and timberland operations are currently in substantial compliance with applicable environmental laws and regulations. We cannot be certain, however, that situations that may give rise to material environmental liabilities will not be discovered or that the enactment of new environmental laws or regulations, or changes in existing laws or regulations, or their enforcement, will not require significant expenditures by us.

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

50   /   POTLATCH CORPORATION

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

Our effective tax rate for continuing operations for 2009 was (25.7)%, compared to (52.8)% for 2008. The effective tax rate for 2009 differs from 2008 due to the impact of the operating loss incurred by Potlatch TRS, built-in gains tax incurred by the REIT and the energy tax credits recognized in 2009.

In association with our REIT conversion in 2006, we estimated the amount of REIT property that may be sold within the next ten years and retained a deferred tax liability at REIT conversion on the book-to-tax difference of approximately $3.0 million. This estimate is periodically reviewed and adjusted as necessary.

The table below summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31:

(Amounts per share)	2009	2008	2007
Qualified distributions	$—	$—	$—
Capital gain distributions	2.04	2.04	1.98
Non-taxable return of capital	—	—	—
Total distributions	$2.04	$2.04	$1.98

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks on financial instruments includes interest rate risk on our short-term investments and bank credit facility.

Our short-term investments are invested in time or demand deposits, certificates of deposit and U.S. Treasury and U.S. government agency obligations, all of which have very short maturity periods and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. All short-term investments are made in compliance with the requirements of the Internal Revenue Code with respect to qualifying REIT investments.

The interest rates applied to borrowings under our bank credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments. There were no outstanding borrowings at December 31, 2009.

All of our long-term debt is fixed rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments.

2009 FORM 10-K   /   51

Quantitative Information about Market Risks

(Dollars in thousands)

	EXPECTED MATURITY DATE
	2010	2011	2012	2013	2014	THEREAFTER	TOTAL
Long-term debt:
Fixed rate	$11	$5,011	$21,659	$8,413	$21,000	$312,337	$368,431
Average interest rate	6.5%	8.6%	8.3%	7.5%	7.1%	7.1%	7.2%
Fair value at 12/31/09							$364,978

52   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands – except per-share amounts)

	FOR THE YEARS ENDED DECEMBER 31
	2009	2008	2007
Revenues	$476,169	$439,957	$423,472
Costs and expenses:
Cost of goods sold	338,389	330,332	298,281
Selling, general and administrative expenses	48,082	41,729	50,195
Asset impairment and restructuring charge	2,994	—	2,653
	389,465	372,061	351,129
Earnings from continuing operations before interest and taxes	86,704	67,896	72,343
Interest expense, net	(21,921)	(20,154)	(15,432)
Earnings from continuing operations before taxes	64,783	47,742	56,911
Income tax benefit	16,648	25,195	17,731
Earnings from continuing operations	81,431	72,937	74,642
Discontinued operations:
Loss from discontinued operations (including losses on disposal of $—, $(20,362) and $(35,774))	(6,788)	(31,270)	(9,289)
Income tax benefit (provision)	2,685	10,970	(8,921)
	(4,103)	(20,300)	(18,210)
Net earnings	$77,328	$52,637	$56,432
Earnings per common share from continuing operations:
Basic	$2.05	$1.85	$1.91
Diluted	2.04	1.83	1.90
Loss per common share from discontinued operations:
Basic	(0.11)	(0.52)	(0.47)
Diluted	(0.11)	(0.51)	(0.47)
Net earnings per common share:
Basic	1.94	1.33	1.44
Diluted	1.93	1.32	1.43

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

2009 FORM 10-K   /   53

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31
	2009	2008	2007
Net earnings	$77,328	$52,637	$56,432
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net loss arising during the period, net of tax of $(7,664), $(66,059) and $(3,324)	(11,987)	(103,323)	(5,200)
Prior service (cost) credit arising during the period, net of tax of $29,712, $(559) and $2,001	46,474	(874)	3,131
Amortization of actuarial loss included in net periodic cost, net of tax of $3,251, $3,094 and $4,031	5,084	4,840	6,305
Amortization of prior service cost (credit) included in net periodic cost, net of tax of $3, $(146) and $(536)	6	(229)	(837)
Other comprehensive income (loss), net of tax	39,577	(99,586)	3,399
Comprehensive income (loss)	$116,905	$(46,949)	$59,831

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

54   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands – except per-share amounts)

	AT DECEMBER 31
	2009	2008
ASSETS
Current assets:
Cash	$1,532	$885
Short-term investments	53,506	3,034
Receivables, net of allowance for doubtful accounts of $1,670 and $1,669	18,161	38,750
Note receivable	—	100,000
Inventories	33,398	36,686
Deferred tax assets	8,872	11,392
Other assets	6,229	5,031
Total current assets	121,698	195,778
Land, other than timberlands	3,491	3,521
Plant and equipment, at cost less accumulated depreciation of $158,123 and $151,646	72,348	82,613
Timber, timberlands and related logging facilities, net	533,173	553,913
Deferred tax assets	64,873	74,653
Other assets	27,982	27,843
	$823,565	$938,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$11	$100,410
Current notes payable	—	129,100
Current liability for pensions and other postretirement employee benefits	13,961	13,258
Accounts payable and accrued liabilities	44,501	44,377
Total current liabilities	58,473	287,145
Long-term debt	368,420	220,927
Liability for pensions and other postretirement employee benefits	149,398	216,926
Other long-term obligations	17,484	15,089
Stockholders’ equity:
Preferred stock, Authorized 4,000,000 shares, no shares issued	—	—
Common stock, $1 par value, Authorized 100,000,000 shares, Issued 39,826,784 shares and 39,740,898 shares	39,827	39,741
Additional paid-in capital	328,989	333,292
Retained earnings (accumulated deficit)	(11,549)	(7,745)
Accumulated other comprehensive loss, net of tax of $(81,479) and $(106,782)	(127,477)	(167,054)
Total stockholders’ equity	229,790	198,234
	$823,565	$938,321

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

2009 FORM 10-K   /   55

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31
	2009	2008	2007
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$77,328	$52,637	$56,432
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Loss (gain) from discontinued operations	4,103	7,879	(14,773)
Loss on disposal of discontinued operations	—	12,421	32,983
Depreciation, depletion, and amortization	34,715	30,153	26,516
Asset impairment	2,994	—	—
Proceeds from land sales deposited with a like-kind exchange intermediary	(2,030)	(36,148)	(24,339)
Basis of real estate sold	10,696	9,109	3,552
Deferred tax benefit	(21,037)	(17,894)	(16,234)
Loss (gain) on disposition of plant, property and equipment	(1,628)	592	—
Equity-based compensation expense	3,829	4,320	3,647
Employee benefit plans	(138)	(5,280)	(10,250)
Other, net	130	(1,131)	(1,501)
Decrease (increase) in receivables	4,601	(3,920)	(374)
Decrease (increase) in inventories	5,223	(10,215)	3,491
Decrease (increase) in prepaid expenses	32	343	(336)
Increase (decrease) in accounts payable and accrued liabilities	1,096	(3,950)	(23,192)
Income tax benefit related to stock issued in conjunction with stock compensation plans	—	1,085	3,587
Net cash provided by operating activities from continuing operations	119,914	40,001	39,209
CASH FLOWS FROM INVESTING
Decrease (increase) in short-term investments	(31,843)	37,321	7,305
Additions to plant and equipment, and to land other than timberlands	(4,317)	(10,345)	(11,526)
Additions to timber, timberlands and related logging facilities	(11,380)	(26,406)	(57,723)
Deposits on timberlands	—	(27,328)	(162,351)
Other, net	821	401	(1,830)
Net cash used for investing activities from continuing operations	(46,719)	(26,357)	(226,125)
CASH FLOWS FROM FINANCING
Change in book overdrafts	860	(8,165)	617
Increase (decrease) in notes payable	(129,100)	18,800	110,300
Issuance of common stock	1,839	3,902	9,950
Issuance of long-term debt	147,426	—	—
Repayment of long-term debt	(332)	(173)	(6,121)
Distributions to common stockholders	(81,132)	(80,674)	(77,460)
Deferred financing costs	(4,375)	(4,292)	—
Employee tax withholdings on vested performance share awards	(77)	(4,771)	(1,960)
Other, net	212	(714)	2,623
Net cash provided by (used for) financing activities from continuing operations	(64,679)	(76,087)	37,949
Cash from continuing operations	8,516	(62,443)	(148,967)
Cash flows of discontinued operations:
Operating cash flows	(7,869)	(4,770)	106,629
Investing cash flows	—	(21,078)	42,556
Financing cash flows	—	80,129	1,070
Increase (decrease) in cash	647	(8,162)	1,288
Balance at beginning of year	885	9,047	7,759
Balance at end of year	$1,532	$885	$9,047

Net interest paid in 2009, 2008 and 2007 was $25.5 million, $33.7 million and $30.6 million, respectively. Net income tax payments (refunds) in 2009, 2008 and 2007 were $(0.5) million, $(10.4) million and $24.8 million, respectively.

Not included in additions to timber, timberlands and related logging facilities for 2009, 2008 and 2007 are non-cash transactions totaling $0.2 million, $40.8 million and $66.5 million, respectively, for the purchase of timberlands.

Not included in working capital changes or repayment of long-term debt for 2009 are non-cash transactions totaling $100.0 million for the maturity and redemption of the credit sensitive debentures retained by Clearwater Paper.

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

56   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands – except per-share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2006	38,824,427	$38,825	$513,275	$144,811	$(119,052)	$577,859
Exercise of stock options and stock awards	360,653	361	9,589	—	—	9,950
Income tax benefit related to stock issued in conjunction with stock compensation plans	—	—	4,313	—	—	4,313
Performance share and restricted stock unit awards	71,593	71	3,772	—	—	3,843
Net earnings	—	—	—	56,432	—	56,432
Pension plans and OPEB obligations	—	—	—	—	3,399	3,399
Common distributions, $1.98 per share	—	—	—	(77,460)	—	(77,460)
Balance, December 31, 2007	39,256,673	$39,257	$530,949	$123,783	$(115,653)	$578,336
Exercise of stock options and stock awards	148,327	148	3,754	—	—	3,902
Income tax benefit related to stock issued in conjunction with stock compensation plans	—	—	1,085	—	—	1,085
Performance share and restricted stock unit awards	335,898	336	1,364	—	—	1,700
Net earnings	—	—	—	52,637	—	52,637
Pension plans and OPEB obligations	—	—	—	—	(99,586)	(99,586)
Spin-off of Clearwater Paper Corporation	—	—	(203,860)	(103,491)	48,185	(259,166)
Common distributions, $2.04 per share	—	—	—	(80,674)	—	(80,674)
Balance, December 31, 2008	39,740,898	$39,741	$333,292	$(7,745)	$(167,054)	$198,234
Exercise of stock options and stock awards	81,540	82	1,757	—	—	1,839
Performance share and restricted stock unit awards	4,346	4	3,747	—	—	3,751
Net earnings	—	—	—	77,328	—	77,328
Pension plans and OPEB obligations	—	—	—	—	39,577	39,577
Transfer of assets from REIT to subsidiary	—	—	(13,645)	—	—	(13,645)
Spin-off of Clearwater Paper Corporation	—	—	3,838	—	—	3,838
Common distributions, $2.04 per share	—	—	—	(81,132)	—	(81,132)
Balance, December 31, 2009	39,826,784	$39,827	$328,989	$(11,549)	$(127,477)	$229,790

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

2009 FORM 10-K   /   57

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

EARNINGS PER COMMON SHARE

Earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding. The following table reconciles the number of common shares used in calculating the basic and diluted earnings per share from continuing operations:

	2009	2008	2007
Basic average common shares outstanding	39,763,090	39,473,879	39,093,573
Incremental shares due to:
Common stock options	83,799	76,543	76,338
Performance shares	105,771	211,979	195,773
Restricted stock units	20,953	41,012	18,494
Diluted average common shares outstanding	39,973,613	39,803,413	39,384,178
Basic earnings per common share from continuing operations	$2.05	$1.85	$1.91
Diluted earnings per common share from continuing operations	$2.04	$1.83	$1.90

For the year ended December 31, 2009, options to purchase 85,391 shares of common stock were excluded from the computation of diluted earnings per share because the per share exercise prices of the stock options were greater than the average market price of our common stock during the period. For the year ended December 31, 2008, 2,500 restricted stock units and options to purchase 86,426 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the year ended December 31, 2007, 7,400 performance shares, 1,500 restricted

58   /   POTLATCH CORPORATION

stock units and options to purchase 113,364 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

EQUITY-BASED COMPENSATION

At December 31, 2009, we had three stock incentive plans, the 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At December 31, 2009, no shares were available for future use under the 1995 Stock Incentive Plan, while approximately 101,000 shares and 682,000 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. We issued new shares of common stock to pay stock option exercises and to settle performance share awards and RSU awards.

We recorded total equity-based compensation expense of $3.8 million in 2009, $6.5 million in 2008 and $5.8 million in 2007. Of these amounts, $3.3 million and $0.5 million related to performance shares and RSUs, respectively, in 2009; $5.2 million and $1.3 million related to performance shares and RSUs, respectively, in 2008; and $5.2 million and $0.6 million related to performance shares and RSUs, respectively, in 2007. All outstanding stock options were fully vested prior to January 1, 2006. The net income tax benefit associated with our equity-based compensation totaled $0, $2.5 million and $2.3 million in 2009, 2008 and 2007, respectively.

For our continuing operations, we recorded equity-based compensation expense of $3.8 million in 2009, $4.3 million in 2008 and $3.6 million in 2007. The net income tax benefit associated with our equity-based compensation for our continuing operations recognized in the Consolidated Statements of Operations totaled $0, $1.7 million and $1.4 million in 2009, 2008 and 2007, respectively.

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

Our outside directors also can each elect to defer compensation in the form of common stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of our common stock. We recorded director deferred compensation expense totaling $1.5 million in 2009, $0.1 million in 2008 and $1.0 million in 2007. See Note 14 for further discussion of information related to our equity-based compensation plans.

INVENTORIES

Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine cost of logs, lumber, plywood and particleboard for most of our operations. The average cost method is used to determine cost of all other inventories. Expenses associated with idle capacity or other curtailments of production are reflected in cost of goods sold in the periods incurred.

PLANT AND EQUIPMENT

Property, plant and equipment are valued at cost less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method of depreciation. Estimated useful lives range from 30 to 40 years for buildings and structures and 2 to 25 years for equipment.

2009 FORM 10-K   /   59

Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements and replacements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation or amortization are removed from the accounts. Any gains or losses are included in earnings.

TIMBER, TIMBERLANDS AND RELATED LOGGING FACILITIES

Timber, timberlands and related logging facilities are valued at cost less depletion and amortization. For fee timber, the capitalized cost includes costs related to stand establishment, such as site preparation, including all costs of preparing the land for planting, cost of seeds or seedlings, tree planting, including labor, materials, depreciation of company-owned equipment and the cost of contract services. Upon completion of planting activities and field inspection to assure the planting operation was successful, a plantation will be considered “established.” Subsequent expenditures made to maintain the integrity or enhance the growth of an established plantation or stand are expensed. Post-establishment expenses include release spray treatments, pest control activities, thinning operations and fertilization. Expenditures for forest management consist of regularly recurring items necessary to ownership and administration of timber producing property such as fire protection, property taxes and insurance, silviculture costs incurred subsequent to stand establishment, cruising (physical inventory), property maintenance and salaries, supplies, travel, record-keeping and other normal recurring administrative personnel costs. These expenditures are accounted for as current operating expenses. Timberland purchased on the open market is capitalized and the cost is allocated to the relative values of the component items as appraised, such as timberland, merchantable sawtimber, merchantable pulpwood, reproduction (young growth not merchantable), logging roads and other land improvements. The capitalized cost includes purchase price, title search and title recording, transfer taxes and fees, timber cruises, appraisals and running of boundary lines.

The aggregate estimated volume of current standing timber inventory is updated at least annually to reflect increases in merchantable timber due to reclassification of young growth stands to merchantable timber stands, the annual growth rates of merchantable timber and the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests and land sales. Reproduction accounts are reviewed annually, and dollars and volumes are transferred from reproduction accounts to merchantable timber accounts on a reasonable and consistent basis. Volumes and the related accumulated costs are tracked and, as the timber is harvested, the cost is amortized to depletion. Total standing volume is estimated on an annual basis using inventory data and a forest growth projection model. Timber volumes are estimated from cruises of the timber tracts, which are completed on all of our timberlands on approximately a five to ten year cycle. Since the individual cruises collect field data at different times for specific sites, the growth model projects standing inventory from the cruise date to a common reporting date. Average annual growth rates for the merchantable inventory have historically been in the range of 2%-5%.

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

60   /   POTLATCH CORPORATION

Since timber, timberlands and related logging facilities are generally considered to be long-term productive assets, we classify these expenditures as investing activities in our Consolidated Statements of Cash Flows. Depletion and amortization associated with timber, timberlands and related logging facilities are non-cash adjustments to net earnings in the operating activities section of the Consolidated Statements of Cash Flows.

REAL ESTATE SALES

Sales of non-core real estate are considered to be part of our normal operations. We therefore recognize revenue and costs associated with real estate sold in our Consolidated Statements of Operations. Certain cash receipts and payments associated with real estate have aspects of more than one class of cash flows. For example, cash generated from real estate sales is included as an operating activity in our Consolidated Statements of Cash Flows, and is adjusted for the basis of real estate sold. Acquisitions of timberlands, however, are reported as investing activities in our Consolidated Statements of Cash Flows.

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

We use a qualified intermediary to facilitate LKE transactions. Proceeds from forward transactions are held by the intermediary and are classified as restricted cash, within non-current assets, because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. Proceeds from reverse transactions are not restricted because the funds are available upon demand; therefore, these proceeds are included in short-term investments. In the case of reverse transactions in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a long-term asset and included in “Timber, timberlands and related logging facilities, net” in our Consolidated Balance Sheets and as “Deposits on timberlands” in the investing activities section of our Consolidated Statements of Cash Flows. Amounts deposited with a third party towards the potential future purchase of property that are not matched with LKE sales are also included in “Timber, timberlands and related logging facilities, net” in our Consolidated Balance Sheets and as “Deposits on timberlands” in our Consolidated Statements of Cash Flows.

At December 31, 2009, we had no proceeds from land sales deposited with a qualified LKE intermediary. At December 31, 2008, we had $3.3 million of proceeds from land sales deposited with a qualified LKE intermediary, with $3.0 million classified as short-term investments and $0.3 million classified as other long-term assets on the Consolidated Balance Sheets. These proceeds, when received from the qualified LKE intermediary, are included as non-cash adjustments to net earnings from continuing operations in the Consolidated Statements of Cash Flows.

LONG-LIVED ASSETS

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budget estimates are adjusted periodically to reflect changing business conditions, and operations are reviewed, as appropriate, for impairment using the most current data available. Through 2008, this process had not resulted in an impairment charge for any of our assets associated with our continuing operations. During

2009 FORM 10-K   /   61

the fourth quarter of 2009, we concluded that our particleboard manufacturing assets were impaired, and recorded a pre-tax asset impairment charge of $3.0 million. The fair value of the impaired assets was estimated based on expected future cash flows. For the year ended December 31, 2009, the impairment loss is reflected in the operating loss of our Wood Products segment and included in costs and expenses in our Consolidated Statement of Operations.

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

REVENUE RECOGNITION

We recognize revenue from the sale of timber when legal ownership and the risk of loss transfers to the buyer and the quantity sold is determinable. The company sells timber under delivered log agreements as well as through sales of standing timber, or stumpage. For delivered sales, revenue, which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold using pay-as-cut, timber deed or lump-sum sale agreements. Under a pay-as-cut sales contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract. Under a timber deed sale, the buyer agrees to purchase and harvest specified timber on a tract of land over the term of the contract, the risk of loss and title to the trees transfer to the buyer when the contract is signed and the buyer pays the full purchase price when the contract is signed. Revenue from a timber deed sale is recognized when the contract is signed. Under a lump-sum sale, the parties agree to a purchase price for all the timber available for harvest on a tract of land. Generally the purchase price is paid when the contract is signed. Title to the timber and risk of loss transfers to the buyer as the timber is harvested. Therefore, revenue under a lump-sum sale is recognized each month over the term on the contract based on the timber harvested compared to the total estimated timber available to be harvested. An adjustment may be required to the extent the actual timber harvested is different than the estimate of timber available.

Substantially all of our real estate sales are considered cash sales, as we receive the entire consideration in cash at closing. Also at closing, all risks and rewards of ownership are transferred to the buyer, and we do not have a substantial continuing involvement in any of our properties after sales are consummated. We recognize revenue under the full accrual method for cash sales of real estate when the sale is consummated (i.e., at closing). Sales of properties that qualify for LKE tax-deferred treatment involve a third party intermediary that receives proceeds related to the property sold and holds the proceeds for reinvestment in like kind property. The proceeds are recorded as revenue when the third party intermediary receives them.

We recognize revenue from the sale of manufactured wood products and residual by-products when there is persuasive evidence of a sales agreement, the price to the customer is fixed and determinable, collection is reasonably assured, and title and the risk of loss passes to the customer. Shipping terms generally indicate when title and the risk of loss have passed. Revenue is recognized at shipment for sales when shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. Shipping terms for wood products and related by-products depend upon the sales agreement with the customer.

Revenue is recognized net of any sales taxes collected. Sales taxes, when collected, are recorded as a current liability and remitted to the appropriate governmental entities.

62   /   POTLATCH CORPORATION

SHIPPING AND HANDLING COSTS

Costs for shipping and handling of manufactured goods are included in cost of goods sold in our consolidated statements of operations.

ENVIRONMENTAL

As part of our corporate policy, we have an ongoing process to monitor, report on and comply with environmental requirements. We record accruals for estimated environmental liabilities when such contingencies are probable and reasonably estimable. These estimates reflect assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related liabilities are subject to substantial uncertainties, and our actual costs could be materially more or less than the estimated amounts. We regularly monitor our estimated exposure to environmental liabilities and, as additional information becomes known, our estimates may change significantly. Our estimates of our environmental liabilities do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier’s agreement to payment terms. In those instances in which our estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, we do not believe that we will be exposed to additional material liability as a result of non-performance by such third parties. We have accrued for specific environmental remediation costs that we have determined are probable and reasonably estimable, and currently we are not aware of any other material environmental liabilities.

In January 2007, the EPA notified us that we are a potentially responsible party under CERCLA and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. The range of cost estimates for the various alternatives to address the contamination at the entire site is from $0.7 million to $8.2 million. The EPA has not yet selected a remedy for the site or determined which potentially responsible parties should implement the remedy. Currently we are under no legal obligation to implement any remedy selected by the EPA. We believe we have valid defenses available to limit our potential liability at the site. There is also the possibility of pursuing recovery from third parties as a means of further limiting our liability.

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

2009 FORM 10-K   /   63

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

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires companies to provide, on an interim basis, disclosures that are required in annual statements for the fair value of financial instruments. This FSP was effective for interim reporting periods ending after June 15, 2009 and disclosures were included in our quarterly Form 10-Q filings accordingly.

RECLASSIFICATIONS

Beginning with this 2009 Form 10-K, we changed the categories related to expenses on our Consolidated Statements of Operations. We now present the category of “Cost of goods sold,” which combines the previously reported categories of “Depreciation, depletion and amortization” and “Materials, labor and other.” Certain amounts from all previous periods presented in this report have been reclassified to conform to the 2009 presentation.

We sold our oriented strand board, or OSB, manufacturing facilities to Ainsworth Lumber Co. Ltd., or Ainsworth, in 2004. In 2006, Ainsworth filed a complaint against us, which we settled in April 2009 for $5.75 million. See Note 13 to the consolidated financial statements for additional related information. Also in 2006, a series of private antitrust lawsuits were filed against us and certain other OSB manufacturers. In 2008, we settled claims totaling $3.0 million with these plaintiffs. See our 2008 Form 10-K for additional information related to these settlements. The settlement amounts and all related legal expenses were accounted for as discontinued operations beginning in 2009, and we reclassified related legal expenses incurred in periods prior to the settlements to discontinued operations for all periods presented.

The Consolidated Statements of Operations and Consolidated Statements of Cash Flows reflect the results from each Clearwater Paper and our Prescott, Arkansas lumber mill as discontinued operations for all periods presented.

64   /   POTLATCH CORPORATION

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

NOTE 2.

Short-term Investments

Our short-term investments are invested in time or demand deposits, certificates of deposit and U.S. Treasury and U.S. government agency obligations, all of which have very short maturity periods and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. All short-term investments are made in compliance with the requirements of the Internal Revenue Code with respect to qualifying REIT investments.

NOTE 3.

Inventories

(Dollars in thousands)

	2009	2008
Lumber and other manufactured wood products	$14,057	$14,471
Land inventory	8,905	6,971
Logs, pulpwood, chips and sawdust	5,973	12,281
Materials and supplies	4,463	2,963
	$33,398	$36,686
Valued at lower of cost or market:
Last-in, first-out basis	$15,079	$20,858
Average cost basis	18,319	15,828
	$33,398	$36,686

If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $9.3 million higher at December 31, 2009, and $11.7 million higher at December 31, 2008. Reductions in quantities of LIFO inventories valued at lower costs prevailing in prior years had the effect of increasing earnings, net of income taxes, by $0.2 million in 2009 and less than $0.1 million in both 2008 and 2007.

2009 FORM 10-K   /   65

NOTE 4.

Plant and Equipment

(Dollars in thousands)

	2009	2008
Land improvements	$11,970	$11,957
Buildings and structures	38,483	39,004
Machinery and equipment	177,578	178,820
Construction in progress	2,440	4,478
	$230,471	$234,259

Depreciation charged against income from continuing operations totaled $11.0 million in each of the years ended December 31, 2009, 2008 and 2007.

At December 31, 2009, our authorized capital spending budget totaled $18.6 million.

NOTE 5.

Timber, Timberlands and Related Logging Facilities

(Dollars in thousands)

	2009	2008
Timber and timberlands	$474,529	$497,799
Related logging facilities	58,644	56,114
	$533,173	$553,913

Depletion from company-owned lands totaled $20.2 million, $16.2 million and $12.4 million in 2009, 2008 and 2007, respectively. Amortization of logging roads and related facilities totaled $2.4 million, $2.3 million and $2.4 million in 2009, 2008 and 2007, respectively.

NOTE 6.

Other Assets

(Dollars in thousands)

Current Other Assets:	2009	2008
Assets held for sale	$3,135	$3,135
Prepaid expenses	3,094	1,896
	$6,229	$5,031

Noncurrent Other Assets:	2009	2008
Noncurrent investments	$20,255	$18,772
Deferred charges	7,341	6,833
Other	386	2,238
	$27,982	$27,843

Noncurrent investments primarily consist of company-owned life insurance stated at cash surrender value. Deferred charges primarily consist of deferred financing costs, which are being amortized over the life of the associated debt.

66   /   POTLATCH CORPORATION

NOTE 7.

Income Taxes

As a REIT, if we meet certain requirements, we generally will not be subject to federal corporate income taxes on our ordinary and capital gains income from our real estate investments that we distribute to our shareholders. We will, however, be subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) on sales of real property (other than timber) held by the REIT during the first ten years following the REIT conversion. The built-in gains tax can be eliminated if sale proceeds are reinvested in similar properties in accordance with the like-kind exchange provisions of the Internal Revenue Code. We will be required to pay federal and state corporate income taxes on earnings of our Potlatch TRS operations, principally comprised of our wood products manufacturing operations and certain real estate investments held for development and resale.

In association with our REIT conversion in 2006, we estimated the amount of REIT property that may be sold within the next ten years and retained a deferred tax liability at REIT conversion on the book-to-tax difference of approximately $3 million. This estimate is periodically reviewed and adjusted as necessary.

During 2009, we transferred a number of real estate properties from the REIT to Potlatch TRS that were identified for potential development and resale. As a result of these transfers, we recorded an additional deferred tax liability of $13.6 million associated with the difference between the book and tax basis of the property, with the offset to additional paid-in capital.

The income tax benefit allocated to continuing operations is comprised of the following:

(Dollars in thousands)

	2009	2008	2007
Current*	$4,389	$(7,301)	$(1,497)
Deferred	(1,351)	(15,350)	(16,234)
Benefit of net operating loss carryforwards	(19,686)	(2,544)	—
Income tax benefit	$(16,648)	$(25,195)	$(17,731)

*	The realized tax benefit related to stock issued in conjunction with our stock compensation plans that exceed any previously recognized deferred tax assets has been recorded as an increase to additional paid-in capital rather than a reduction to the provision for income taxes. The amount of this increase was $0, $1.1 million and $4.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The income tax benefit allocated to continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before income taxes due to the following:

(Dollars in thousands)

	2009	2008	2007
Computed “expected” tax expense	$22,674	$16,710	$19,919
Built-in gains tax	9,294	—	—
REIT income not subject to federal income tax	(38,917)	(38,895)	(33,433)
Tax credits	(6,504)	(463)	(365)
State and local taxes, net of federal income tax	(2,045)	(2,981)	(1,184)
Interest, net of federal income tax	(1,416)	(53)	957
Federal audit settlement	—	—	(3,773)
All other items	266	487	148
Income tax benefit	$(16,648)	$(25,195)	$(17,731)
Effective tax rate	(25.7)%	(52.8)%	(31.2)%

2009 FORM 10-K   /   67

Our effective tax rate for 2009 was (25.7)%, compared to (52.8)% for 2008 and (31.2)% for 2007. The effective rate for 2009 differs from 2008 due to the impact of the operating loss incurred by Potlatch TRS, built-in gains tax incurred by the REIT and energy tax credits recognized in 2009. The effective rate for 2008 differs from 2007 due to the significant impact of the operating loss incurred by Potlatch TRS.

Our accounts receivable balances included $6.2 million and $9.8 million of anticipated federal and state tax refunds at December 31, 2009 and 2008, respectively.

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

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(Dollars in thousands)

	2009	2008
Deferred Tax Assets:
Postretirement employee benefits	$32,009	$50,863
Pensions	31,701	37,452
Net operating loss carryforwards	24,915	2,544
Inventories	4,309	4,826
Incentive compensation	2,714	2,309
Tax credits	2,542	1,413
Employee benefits	2,407	2,906
Other	2,883	653
Total deferred tax assets	103,480	102,966
Valuation allowance	(1,633)	(1,251)
Deferred tax assets, net of valuation allowance	$101,847	$101,715
Deferred Tax Liabilities:
Timber, timberlands and related logging facilities	$(15,790)	$(3,122)
Plant and equipment	(12,312)	(12,548)
Total deferred tax liabilities	(28,102)	(15,670)
Net deferred tax assets	$73,745	$86,045

Net deferred tax assets (liabilities) consist of:

(Dollars in thousands)

	2009	2008
Current deferred tax assets	$8,872	$11,392
Noncurrent deferred tax assets	92,975	90,323
Noncurrent deferred tax liabilities	(28,102)	(15,670)
Net noncurrent deferred tax assets	64,873	74,653
Net deferred tax assets	$73,745	$86,045

68   /   POTLATCH CORPORATION

At December 31, 2009, we had $63.7 million of net operating loss carryforwards for federal and state income tax purposes available to offset future taxable income, if any, the substantial majority of which expire in 2029.

A valuation allowance has been recognized for certain state tax credit carryforwards due to uncertainty of sufficient taxable income prior to expiration of available carryover periods. The valuation allowance increased $0.4 million in 2009, decreased $1.2 million in 2008 and increased less than $0.1 million in 2007. The $0.4 million increase in the valuation allowance during 2009 was entirely related to continuing operations, whereas only $0.2 million of the decrease in the valuation allowance during 2008 related to continuing operations. The tax credits expire over the next 13 years.

With the exception of the valuation allowance discussed above, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. In making this determination, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken, we believe that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2009. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified. Such tax planning strategies include the potential transfer of income-producing timberlands from the REIT to Potlatch TRS to generate income sufficient to fund our pension and other postretirement employee benefit obligations, and thus realize our deferred tax assets.

Tax years subject to examination by major taxing jurisdictions are as follows:

Years
Jurisdiction
Federal	2005 – 2009
Arkansas	2006 – 2009
Michigan	2005 – 2009
Minnesota	2005 – 2009
Idaho	2006 – 2009

We reviewed our tax positions at December 31, 2009, and determined that no uncertain tax positions were taken during 2009, and that no new information was available at that time that would require derecognition of previously taken positions.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2009, 2008 and 2007, we recognized expense (benefit) of approximately $(1.4) million, $(0.1) million and $0.1 million, respectively, in interest and penalties in our tax provision. At December 31, 2009 and 2008, we had less than $0.1 million accrued for the payment of interest. At December 31, 2009, we had $1.0 million accrued as a receivable for interest with respect to open tax refunds.

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

2009 FORM 10-K   /   69

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

NOTE 8.

Debt and Note Receivable

(Dollars in thousands)

	2009	2008
Revenue bonds, fixed rate 5.9% to 7.75%, due 2012 through 2026	$149,679	$150,047
7.5% Senior Notes due 2019	147,469	—
Debentures, 6.95%, due 2015	22,486	22,483
Credit sensitive debentures, 9.125%, due 2009	—	100,000
Medium-term notes, fixed rate 8.65% to 8.89%, due 2011 through 2022	48,750	48,750
Other notes	47	57
	368,431	321,337
Less current installments on long-term debt	11	100,410
Long-term debt	$368,420	$220,927

We repaid $0.4 million and $0.2 million of revenue bonds on their normal maturity dates in 2009 and 2008, respectively.

In June 2009, our obligations under the indenture governing the $100 million principal amount of 9-1/8% credit sensitive debentures, due December 1, 2009, were fully discharged. Prior to our spin-off of Clearwater Paper in December 2008, Clearwater Paper agreed to make all remaining payments to the debenture holders and, in June 2009, Clearwater Paper deposited with the indenture trustee a sum sufficient to satisfy all remaining principal and interest due on the credit sensitive debentures. The credit sensitive debentures matured and were redeemed on December 1, 2009.

On November 3, 2009, we sold $150 million aggregate principal amount of senior notes. The notes are due on November 1, 2019, have an interest rate of 7.5% and were issued at a price equal to 98.284% of their face value. Approximately $73.0 million of the net proceeds were used to repay the outstanding balance on our bank credit facility. The remainder was invested in short-term investments and has been or will be used for general corporate purposes.

The 7.5% senior notes due 2019 are general unsecured obligations and are therefore not secured by our assets. They are equal in right of payment with all existing and future unsecured senior debt and are senior in right of payment to all existing and future senior subordinated and subordinated debt. The notes are effectively subordinated to all of our existing and future secured debt to the extent of the value of the assets securing such debt, including borrowings under our secured credit facility and approximately $71.3 million of other debt, which is secured by a pledge of the capital stock of our subsidiaries and by 659,600 acres of our timberlands in Idaho. The notes are unconditionally guaranteed by certain of our subsidiaries.

70   /   POTLATCH CORPORATION

We have the option to redeem all or a portion of the notes at any time at a redemption price equal to 100% of the principal amount thereof plus a premium and accrued and unpaid interest. In addition, at any time prior to November 1, 2012, we have the option to redeem up to 35% of the principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price equal to 107.5% of the principal amount thereof plus accrued interest.

In connection with the issuance of the senior notes, we entered into a registration rights agreement with the initial purchasers of the senior notes. Under this agreement, we agreed, to the extent the senior notes do not become freely tradable under the Securities Act of 1933 on or before the 365th day after the date of their issuance, to file a registration statement with the SEC pursuant to which we will offer to exchange the senior notes for notes with substantially similar terms that are registered under the Securities Act. In addition, if applicable interpretations of the staff of the SEC do not permit us to exchange the senior notes, we will be required to make available an effective shelf registration statement registering the resale of the senior notes. If the senior notes do not become freely tradable on or before the 365th day after the date of their issuance, the interest rate applicable to the senior notes will be increased by 0.25% per annum for the first 90-day period and thereafter will be increased by an additional 0.25% per annum for each 90-day period that elapses, subject to a maximum of 1% per annum. The additional interest will accrue on the senior notes until they become freely tradable, until an exchange offer has been completed or a shelf registration statement has been declared effective, as applicable. No amounts associated with the registration rights agreement have been recorded within the accompanying consolidated financial statements, as the likelihood that we would have to make any payments under the arrangement is considered remote.

The terms of the notes limit our ability and the ability of any subsidiary guarantors to borrow money; pay dividends; redeem or repurchase capital stock; enter into sale and leaseback transactions; and create liens. With respect to the limitation on dividends and the repurchase of our capital stock, these restricted payments are permitted as follows:

•

We may use 100% of our Funds Available for Distribution, or FAD, for the period January 1, 2010 through the end of the quarter preceding the payment date, less cumulative restricted payments previously made from FAD during that period, to make restricted payments.

•

If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $105 million at December 31, 2009.

•

If our cumulative FAD less our aggregate restricted payments made from FAD is insufficient to cover a restricted payment and we have depleted the basket, we may still make a restricted payment, so long as, after giving effect to the payment, our ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and basis of real estate sold, or EBITDDA, from continuing operations for the preceding four full fiscal quarters does not exceed 4.25 to 1.00.

FAD, as defined in the indenture governing the senior notes, is earnings from continuing operations, plus depreciation, depletion and amortization, plus basis of real estate sold and minus capital expenditures. For purposes of this definition, capital expenditures exclude all expenditures relating to direct or indirect timberland purchases in excess of $5 million. Under this definition, our FAD in 2009 was $111.1 million and our distributions paid in 2009 were $81.1 million.

Our current secured bank credit facility, which expires on December 8, 2013, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $20 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Subject to certain conditions and agreement of the lenders, the facility may be increased by up to an additional $100 million. As of December 31, 2009, there were no borrowings outstanding under the revolving line of credit, and approximately $6.8 million of the letter of credit subfacility was

2009 FORM 10-K   /   71

being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2009 was $243.2 million. In November 2009, we used the proceeds from the issuance of the 7.5% Senior Notes due 2019 to pay off the outstanding balance of the revolving line of credit. Loans made under our bank credit facility can be either (1) Eurodollar loans, which bear interest at the one-month LIBOR or (2) Base Rate loans, which bear interest equal to the highest of (a) the current Federal Funds Rate plus 1/2 of 1%, (b) the one-month LIBOR, or (c) the rate effectively equal to the bank’s prime rate. The interest rate we pay for borrowings under either type of loan includes an additional applicable rate of between 3.0% and 4.0%, based upon our Funded Indebtedness to Capitalization Ratio from the prior quarter. As of December 31, 2009, we were able to borrow under the bank credit facility with the additional applicable rate of 3.50%. We pay commitment fees of 0.5% on the unused balance of the bank credit facility.

The bank credit facility is secured by a pledge of the capital stock of our subsidiaries and by 659,600 acres of our timberlands in Idaho to satisfy the minimum collateral coverage ratio, as described below. This pledge is on an equal rights of payment and level of seniority basis with the $22.5 million principal amount of 6.95% debentures due 2015 and the $48.8 million principal amount of medium-term notes due 2011 through 2022.

The agreement governing our bank credit facility contains certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a minimum interest coverage ratio, a minimum collateral coverage ratio and a maximum funded indebtedness to capitalization ratio. We will be permitted to pay distributions to our stockholders under the terms of the credit facility so long as we remain in pro forma compliance with the financial maintenance covenants.

The table below sets forth the most restrictive covenants in the credit facility and our status with respect to these covenants as of December 31, 2009:

	COVENANT REQUIREMENT	ACTUAL RATIO AT DECEMBER 31, 2009
Minimum Interest Coverage Ratio	2.50 to 1.00	5.98 to 1.00
Minimum Collateral Coverage Ratio	2.25 to 1.00	3.87 to 1.00
Maximum Funded Indebtedness to Capitalization Ratio	60.0%	51.4%

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

72   /   POTLATCH CORPORATION

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2009, are as follows:

(Dollars in thousands)

2010	$11
2011	5,011
2012	21,659
2013	8,413
2014	21,000

NOTE 9.

Accounts Payable and Accrued Liabilities

(Dollars in thousands)

	2009	2008
Wages, salaries and employee benefits	$13,499	$10,708
Trade accounts payable	8,248	9,744
Taxes other than income taxes	6,279	7,253
Interest	4,732	4,129
Logging related expenses	2,399	2,975
Income taxes	1,400	—
Book overdrafts	1,288	428
Freight	537	383
Utilities	319	206
Other	5,800	8,551
	$44,501	$44,377

NOTE 10.

Other Long-Term Obligations

(Dollars in thousands)

	2009	2008
Employee benefits and related liabilities	$15,905	$13,617
Other	1,579	1,472
	$17,484	$15,089

2009 FORM 10-K   /   73

NOTE 11.

Financial Instruments and Concentrations of Risk

Estimated fair values of our financial instruments are as follows:

(Dollars in thousands)

	2009		2008
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Cash and short-term investments (Level 1)	$55,038	$55,038	$3,919	$3,919
Note receivable (Level 2)	—	—	100,000	78,000
Current notes payable (Level 1)	—	—	129,100	129,100
9.125% credit sensitive debentures (Level 2)	—	—	100,000	78,000
Other long-term debt (Level 2)	368,431	364,978	221,337	140,984

A framework has been established for measuring fair value, which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below.

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the plan has the ability to access.

Level 2	Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability;

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observed for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

For short-term investments, the carrying amount approximates fair value due to the short-term nature of the investments. Our note receivable was from Clearwater Paper related to its obligation to pay the principal and interest on the credit sensitive debentures. Its fair value was estimated to be the same as the fair value associated with the credit sensitive debentures. The current notes payable consisted of borrowings under our secured bank credit facility revolving line of credit. Due to the short maturities of these borrowings, fair value was estimated to be the same as the carrying amount. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. For long-term debt for which there is no quoted market price, fair value is estimated based on average market prices for comparable liquid revenue bonds.

74   /   POTLATCH CORPORATION

We use derivative financial instruments from time to time as a tool to help us manage our exposure to certain market risks. We enter into derivative financial instruments as hedges against our exposure to market risks only if we believe there is a high probability that changes in the value of the hedging instrument will offset corresponding changes in the underlying exposure. Relationships between hedging instruments and hedged items are formally documented, as well as our risk management objectives and strategies for entering into the transactions. Designated cash flow hedges are linked to forecasted transactions. We also periodically assess whether the derivative financial instruments are effective in offsetting changes in cash flows or the fair value of the hedged items. If a hedge ceases to be highly effective, hedge accounting will be discontinued and derivative instrument gains and losses will be recognized in earnings. We do not enter into derivative contracts for speculative purposes, whether or not we utilize hedge accounting treatment for a specific transaction. We had no activity during 2009, 2008 or 2007 that required hedge or derivative accounting treatment.

For the year ended December 31, 2009, we had one customer that accounted for approximately 10% of our revenues. No customers accounted for 10% or more of our revenues in either 2008 or 2007.

NOTE 12.

Savings Plans, Pension Plans and Other Postretirement Employee Benefits

Substantially all of our employees are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. In 2009, 2008 and 2007, we made matching 401(k) contributions on behalf of employees associated with continuing operations of $1.3 million, $1.6 million and $2.0 million, respectively. We also provide benefits under company-sponsored defined benefit retiree health care plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost-sharing features.

We recognized the underfunded status of our defined benefit pension plans and other postretirement employee benefit obligations on our Consolidated Balance Sheets at December 31, 2009 and 2008. We recognized the changes in that funded status, in the year in which changes occurred, through Other Comprehensive Income (Loss).

Pension assets, pension liabilities and postretirement employee benefit obligations related to the spin-off of Clearwater Paper have been excluded from the balance sheets as of December 31, 2008. In addition, the related net periodic cost or benefit related to pension and postretirement benefits applicable to the Clearwater Paper spin-off are shown in discontinued operations for all periods presented.

2009 FORM 10-K   /   75

We use a December 31 measurement date for our benefit plans and obligations. The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans and obligations are as follows:

(Dollars in thousands)

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2009	2008	2009	2008
Benefit obligation at beginning of year	$391,439	$612,486	$131,403	$261,882
Service cost	4,289	11,085	980	2,546
Interest cost	22,588	37,144	9,015	15,676
Plan amendments	540	1,433	(76,725)	—
Actuarial loss	11,254	15,054	27,540	8,366
Closures and special termination benefits	—	(185)	—	—
Medicare Part D subsidies received	—	—	1,071	1,186
Benefits paid	(30,235)	(41,938)	(11,210)	(18,636)
Spin-off of Clearwater Paper	—	(243,640)	—	(139,617)
Benefit obligation at end of year	399,875	391,439	82,074	131,403
Fair value of plan assets at beginning of year	292,645	699,003	13	7
Actual return on plan assets	57,489	(202,450)	—	6
Employer contribution	1,714	1,754	—	—
Benefits paid	(30,235)	(41,938)	—	—
Spin-off of Clearwater Paper	(3,023)	(163,724)	(13)	—
Fair value of plan assets at end of year	318,590	292,645	—	13
Funded status at end of year	$(81,285)	$(98,794)	$(82,074)	$(131,390)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1,708)	$(1,588)	$(12,253)	$(11,670)
Noncurrent liabilities	(79,577)	(97,206)	(69,821)	(119,720)
Net amount recognized	$(81,285)	$(98,794)	$(82,074)	$(131,390)

Amounts recognized (pre-tax) in Accumulated Other Comprehensive Loss consist of:

(Dollars in thousands)

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2009	2008	2009	2008
Net loss	$224,089	$235,882	$61,780	$38,673
Prior service cost (credit)	5,488	5,941	(82,401)	(6,660)
Net amount recognized	$229,577	$241,823	$(20,621)	$32,013

The accumulated benefit obligation for all defined benefit pension plans was $392.3 million and $381.6 million at December 31, 2009 and 2008, respectively.

In late 2009, we restructured our health care and life insurance plans for the majority of our retirees, with the changes effective January 1, 2010. The level of subsidy was frozen for retirees so that all future increments in health care costs will be

76   /   POTLATCH CORPORATION

borne by the retirees. In addition, the retiree medical plans were redesigned for all retirees. For retirees under age 65, a high deductible medical plan was created and all other existing medical plans were terminated. These retirees were transferred to the new medical plan effective January 1, 2010. For retirees age 65 or over, the medical plan is divided into two components, with the company continuing to self-insure prescription drugs and providing a fully-insured medical supplemental plan through AARP/United Healthcare. Both medical plans require the retiree to contribute the amount in excess of the company subsidy in order to continue coverage. Finally, vision, dental and life insurance coverage for these retirees was terminated. The effect of these retiree plan changes was a reduction in the accumulated postretirement benefit obligation of $76.7 million, which was recognized as of December 31, 2009. The retirees from our Arkansas wood products manufacturing facility are represented by a bargaining group and their retiree medical plan could not be changed because of their labor agreement.

Information as of December 31 for our pension plans, all of which had accumulated benefit obligations in excess of plan assets, was as follows:

(Dollars in thousands)

	2009	2008
Projected benefit obligation	$399,875	$391,439
Accumulated benefit obligation	392,333	381,627
Fair value of plan assets	318,590	292,645

2009 FORM 10-K   /   77

Pre-tax components of Net Periodic Cost (Benefit) recognized in our Consolidated Statements of Operations and other amounts recognized in our Consolidated Statements of Comprehensive Income (Loss) were as follows:

Net Periodic Cost (Benefit):

(Dollars in thousands)

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2009	2008	2007	2009	2008	2007
Service cost	$4,289	$11,085	$12,007	$980	$2,546	$2,494
Interest cost	22,588	37,144	34,267	9,015	15,676	15,289
Expected return on plan assets	(35,309)	(60,697)	(62,419)	—	—	—
Amortization of prior service cost (credit)	993	3,276	2,190	(984)	(3,651)	(3,563)
Amortization of actuarial loss	3,890	4,009	5,216	4,445	3,925	5,120
Special termination benefits	—	200	487	—	—	—
Net periodic cost (benefit)	$(3,549)	$(4,983)	$(8,252)	$13,456	$18,496	$19,340
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net loss (gain)	$(7,902)	$161,022	$26,884	$27,553	$8,360	$(18,360)
Prior service cost (credit)	539	1,433	—	(76,725)	—	(5,132)
Amortization of prior service (cost) credit	(993)	(3,276)	(2,190)	984	3,651	3,563
Amortization of actuarial loss	(3,890)	(4,009)	(5,216)	(4,445)	(3,925)	(5,120)
Total recognized in other comprehensive loss (income)	$(12,246)	$155,170	$19,478	$(52,633)	$8,086	$(25,049)
Total recognized in net periodic cost (benefit) and other comprehensive loss (income)	$(15,795)	$150,187	$11,226	$(39,177)	$26,582	$(5,709)
Pre-tax net periodic benefit cost (benefit) related to continuing operations	$(3,549)	$(5,411)	$(6,890)	$13,456	$10,275	$10,629

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $8.2 million and $0.8 million, respectively. The estimated net loss and prior service credit for OPEB obligations that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $5.4 million and $(8.6) million, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Our actuaries determined that certain benefits provided under our plans are actuarially equivalent to the Medicare Part D standard plan and are eligible for the employer subsidy. During 2009 and 2008, we received subsidy payments totaling $1.1 million and $0.8 million, respectively, associated with continuing operations.

78   /   POTLATCH CORPORATION

Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2009	2008	2007	2009	2008	2007
Discount rate	5.65%	6.15%	6.40%	5.65%	6.15%	6.40%
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

Weighted average assumptions used to determine the net periodic benefit (cost) for the years ended December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2009	2008	2007	2009	2008	2007
Discount rate	6.15%	6.40%	5.85%	6.15%	6.40%	5.85%
Expected return on plan assets	8.50	9.00	9.50	—	9.00	9.00
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

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

The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2009 was a 7.5% increase over the previous year, with the rate of increase scheduled to decline ratably to an assumption of 5% in 2069. Due to certain amendments to our OPEB obligations, beginning in January 2010, approximately 80% of our retirees will bear future increments in health care costs. As a result, the effect on the obligations and future costs has been reduced. A one percentage point change in the health care cost trend rates would have the following effects:

(Dollars in thousands)

	1% INCREASE	1% DECREASE
Effect on 2009 total service and interest cost components	$1,000	$(900)
Effect on OPEB obligations as of December 31, 2009	1,800	(1,500)

The weighted average asset allocations of the pension benefit plans’ assets at December 31 by asset category are as follows:

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
ASSET CATEGORY	2009	2008	2009	2008
Domestic equity securities	50%	56%	—%	—%
Debt securities	26	34	—	—
Global/international equity securities	21	8	—	—
Other	3	2	—	100
Total	100%	100%	—	100%

2009 FORM 10-K   /   79

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

The general policy states that plan assets will be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that management will maintain adequate liquidity for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revise long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection include:

•

Assets are diversified among various asset classes, such as domestic equities, global equities, fixed income, convertible securities and liquid reserves. The long-term asset allocation ranges are as follows:

Domestic and global equities	45%-70%
Fixed income and convertible securities	20%-40%
Liquid reserves	0%-10%

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

•

Assets are managed by professional investment managers and may be invested in separately managed accounts or commingled funds. Assets are diversified by selecting different investment managers for each asset class and by limiting assets under each manager to no more than 25% of the total pension fund.

•	Assets are not invested in Potlatch stock.

The investment guidelines also provide that the individual investment managers are expected to achieve a reasonable rate of return over a market cycle. Emphasis will be placed on long-term performance versus short-term market aberrations. Factors to be considered in determining reasonable rates of return include performance achieved by a diverse cross section of other investment managers, performance of commonly used benchmarks (e.g., S&P 500 Index, Shearson Lehman Government/Corporate Intermediate Index, Morgan Stanley World Index, Merrill Lynch Investment Grade Convertibles Index, Russell Value Index), actuarial assumptions for return on plan investments and specific performance guidelines given to individual investment managers.

80   /   POTLATCH CORPORATION

Fair Value Measurements at December 31, 2009:

(Dollars in thousands)

ASSET CATEGORY	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL
Cash and equivalents	$7,818	$—	$—	$7,818
Equity securities:
U.S. companies	72,594	—	—	72,594
International companies	8,839	—	—	8,839
Mutual funds(a)	84,190	—	—	84,190
Collective investments:
U.S. equity securities(b)	—	88,012	—	88,012
International securities(c)	—	31,676	—	31,676
Limited partnerships(d)	—	27,999	—	27,999
Securities pledged to creditors:
Money market	—	333	—	333
Fixed income securities(e)	—	5,324	—	5,324
Mortgage-backed securities(f)	—	2,269	—	2,269
Subtotal	173,441	155,613	—	329,054
Payable held under securities lending agreements(g)	(10,464)	—	—	(10,464)
Total	$162,977	$155,613	$—	$318,590

(a)

The mutual funds were 50% invested in high-quality intermediate and long-term investment grade securities and 50% invested in a diversified portfolio of fixed-income instruments of varying maturities and assets in high-yield securities.

(b)

This collective investment was 47% invested in a low-cost equity index fund, not actively managed, that tracks the Russell 2500; 31% invested in an actively managed growth fund that tracks the Russell 1000; and 22% invested in a low-cost equity index fund, not actively managed, that tracks the S&P 500.

(c)	These are actively managed global funds that are invested in non-U.S. international and emerging market securities.

(d)	The limited partnerships hold investments in publicly traded U.S. and international equity securities.

(e)	These are liquidating trusts that maintain a diversified portfolio of fixed-income instruments with maturities exclusive to 2010.

(f)	This is a liquidating trust that maintains investments in mortgage-backed securities.

(g)	This category represents a payable under the securities lending agreements.

Refer to Note 11 for discussion of the framework for measuring fair value.

Following is a description of the valuation methodologies used for assets measured at fair value:

Corporate common and preferred stocks are valued at quoted market prices of the issuers’ stock.

Registered investment company funds are valued at the net asset value (NAV) of shares held by the plan at year-end and classified as Level 1.

Investments in common and collective trust funds (Blackrock Aswi Ex US Superfund A, Blackrock – Russell 1000 Growth Fund, Blackrock – Russell 2500 Index Fund, Wells Fargo – S&P 500 Fund) are valued on the basis of the unit value established for each fund at each valuation date. The unit value is supported by investment value based on quoted market prices in active markets. Investments that trade in markets that are not considered to be active, but whose values are based on quoted market prices, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs are classified as Level 2. These may include U.S. government and sovereign obligations and less liquid

2009 FORM 10-K   /   81

listed equities. As investments whose values are classified as Level 2, prices include positions that are not traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. The unit value of collective investment funds is calculated by dividing the fund’s net asset value on the calculation date by the number of units of the fund that are outstanding.

Investments in limited partnerships (Marvin & Palmer Global Equity L.P.) are valued on the underlying net asset value of the publicly traded securities held. Holdings include temporary investments in short-term securities that are valued at cost, which approximates market value. Investments in limited partnerships are not publicly traded and classified as Level 2.

Investments in liquidating trusts that maintain a diversified portfolio of fixed-income instruments with maturities exclusive to 2010 are valued on the underlying net asset value of the securities and classified as Level 2.

Investments in liquidating trusts that maintain investments in mortgage-backed securities are valued on the underlying net asset value of the securities and classified as Level 2.

At December 31, 2009, seven active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges established by our investment policy.

As a result of the steep downturn in the stock market in late 2008 and early 2009, our company-sponsored pension plans were underfunded at December 31, 2009 and 2008. In April 2009, an Internal Revenue Service pronouncement provided significant funding relief to single-employer defined benefit plans sponsors. Consequently, we were not required to make contributions during 2009 to our defined benefit plans. We are also not required to make contributions during 2010 as a result of carry-forward credits that we earned from discretionary contributions made in prior periods. We estimate cash payments will total approximately $1.7 million in 2010 to our non-qualified supplemental pension plan. Payments to be made in 2010 for OPEB obligations represent benefit costs incurred during the year by eligible participants.

Estimated future benefit payments, which reflect expected future service and expected Medicare prescription subsidy receipts, are as follows for the years indicated:

(Dollars in thousands)

	PENSION BENEFIT PLANS	OTHER POSTRETIREMENT EMPLOYEE BENEFITS	EXPECTED MEDICARE SUBSIDY
2010	$29,569	$13,413	$1,160
2011	29,301	12,741	1,253
2012	28,937	11,510	1,364
2013	28,847	11,026	1,467
2014	28,803	10,707	1,555
2015 – 2019	144,271	50,234	8,803

NOTE 13.

Commitments and Contingencies

We have operating leases covering office space, equipment, land and vehicles expiring at various dates through 2029. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

82   /   POTLATCH CORPORATION

As of December 31, 2009, the future minimum rental payments required under our operating leases are as follows:

(Dollars in thousands)

2010	$2,042
2011	1,353
2012	1,188
2013	1,009
2014	862
2015 and later years	1,437
Total	$7,891

Rent expense was $1.9 million, $2.2 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We sold our oriented strand board, or OSB, manufacturing facilities to Ainsworth Lumber Co. Ltd., or Ainsworth, in September 2004. In September 2006, Ainsworth filed a complaint in the Supreme Court of the State of New York for the County of New York alleging breaches of representations and warranties in the asset purchase agreement whereby Ainsworth purchased our OSB facilities. Although we believe we had meritorious defenses to this claim, in April 2009 we reached a settlement with Ainsworth for $5.75 million, solely to avoid the further expense and burden of the ongoing litigation. The settlement was finalized and the lawsuit was dismissed in July 2009.

In January 2007, the EPA notified us that we are a potentially responsible party under CERCLA and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. The range of cost estimates for the various alternatives to address the contamination at the entire site is from $0.7 million to $8.2 million. The EPA has not yet selected a remedy for the site or determined which potentially responsible parties should implement the remedy. Currently we are under no legal obligation to implement any remedy selected by the EPA. We believe we have valid defenses available to limit our potential liability at the site. There is also the possibility of pursuing recovery from third parties as a means of further limiting our liability. As of December 31, 2009, we have accrued $0.7 million for this matter.

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

Under ASC Topic 410-20, the company must recognize a liability and an asset equal to the fair value of its legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. In accordance with the guidance of ASC Topic 410-20, we undertook a review of our wood products facilities and other assets to determine, if possible, amounts that should be recognized as asset retirement obligations. The review resulted in our recording additional assets and corresponding liabilities, which were not material to our financial position or results of operations. We also identified situations that would have resulted in the recognition of additional asset retirement obligations, except for an inability to reasonably estimate the fair value of the liability at this time. Most of these situations relate to asbestos located within our manufacturing facilities where a settlement date or range of settlement dates cannot be specified, so that we are

2009 FORM 10-K   /   83

unable at this time to apply present value calculations to appropriately value an obligation. Any additional obligations recognized in the future as more information becomes available are not expected to have a material effect on our financial position or results of operations.

NOTE 14.

Equity-Based Compensation Plans

At December 31, 2009, we had three stock incentive plans, the 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At December 31, 2009, no shares were available for future use under the 1995 Stock Incentive Plan, while approximately 101,000 shares and 682,000 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. We issued new shares of common stock to pay stock option exercises and to settle performance share awards and RSU awards.

We recorded total equity-based compensation expense of $3.8 million in 2009, $6.5 million in 2008 and $5.8 million in 2007. Of these amounts, $3.3 million and $0.5 million related to performance shares and RSUs, respectively, in 2009; $5.2 million and $1.3 million related to performance shares and RSUs, respectively, in 2008; and $5.2 million and $0.6 million related to performance shares and RSUs, respectively, in 2007. All outstanding stock options were fully vested prior to January 1, 2006. The net income tax benefit associated with our equity-based compensation totaled $0, $2.5 million and $2.3 million in 2009, 2008 and 2007, respectively.

For our continuing operations, we recorded equity-based compensation expense of $3.8 million in 2009, $4.3 million in 2008 and $3.6 million in 2007. The net income tax benefit associated with our equity-based compensation for our continuing operations recognized in the Consolidated Statements of Operations totaled $0, $1.7 million and $1.4 million in 2009, 2008 and 2007, respectively.

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

Our outside directors also can each elect to defer compensation in the form of common stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of our common stock. We recorded director deferred compensation expense totaling $1.5 million in 2009, $0.1 million in 2008 and $1.0 million in 2007.

For the years ended December 31, 2009, 2008 and 2007, $0, $1.5 million and $2.4 million, respectively, of cash flows representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized have been classified as a financing cash inflow from continuing operations in the Consolidated Statements of Cash Flows.

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, were fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2009, 2008 or 2007.

84   /   POTLATCH CORPORATION

On December 16, 2008, we completed the spin-off of our pulp-based operations, as well as our former wood products operations located in Lewiston, Idaho, into a new company, Clearwater Paper. As part of the spin-off, we distributed 100% of the issued and outstanding shares of Clearwater Paper’s common stock to the holders of record of our common stock as of the close of business on December 9, 2008. Each stockholder received one share of Clearwater Paper common stock for every 3.5 shares of our common stock held.

In connection with the spin-off, in order to maintain the same intrinsic value to stock option holders immediately before and after the spin-off distribution was paid, the number of options granted and exercise prices of all outstanding stock options were adjusted after the distribution of the Clearwater Paper common stock. The adjustment is reflected in the activity for 2008 presented in the table below.

A summary of the status of outstanding stock options as of December 31, 2009, 2008 and 2007 and changes during those years is presented below:

	2009		2008		2007
	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE
Outstanding at January 1	412,001	$21.44	509,284	$25.08	875,425	$26.16
Adjustments associated with the spin-off of Clearwater Paper	—	—	52,578	21.44	—	—
Shares exercised	(81,540)	22.56	(148,327)	26.30	(360,653)	27.59
Canceled or expired	(1,035)	30.92	(1,534)	25.31	(5,488)	32.10

Outstanding and exercisable at December 31	329,426	21.14	412,001	21.44	509,284	25.08

Total intrinsic value of options exercised during the year (in thousands)	$561		$2,830		$6,385

There were no unvested stock options outstanding during 2009, 2008 or 2007.

The following table summarizes information about stock options outstanding at December 31, 2009:

	OPTIONS OUTSTANDING AND EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT 12/31/09	WEIGHTED AVG. REMAINING CONTRACTUAL LIFE	WEIGHTED AVG. EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
$13.8594 to $16.6452	86,370	2.52 years	$15.28
$18.6083 to $19.2569	157,665	2.95 years	19.05
$24.0131 to $30.9204	85,391	4.92 years	30.92

$13.8594 to $30.9204	329,426	3.35 years	21.14	$3,539

Cash received from stock option exercises for the years ended December 31, 2009, 2008 and 2007 was $1.8 million, $3.9 million and $10.0 million, respectively. The actual tax benefit realized for tax deductions from option exercises totaled $0, $1.1 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

PERFORMANCE SHARES

Performance share awards granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measure is met. The performance measure is based on the percentile ranking of our total shareholder return relative to the total shareholder return performance of both a selected peer group of companies and a

2009 FORM 10-K   /   85

larger group of indexed companies over the three-year performance period. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0% to 200%. Performance share awards granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive distribution equivalents in the form of additional shares at the time of payment equal to the distributions that would have been paid on the shares earned had the recipients owned the shares during the three-year period.

In connection with the spin-off of Clearwater Paper in the fourth quarter of 2008, the performance period for shares granted for the 36-month period ending December 31, 2008 was compressed to a 33-month performance period, and the shares were paid out prior to the spin-off on December 16, 2008. This acceleration of the performance period did not result in any additional compensation expense.

A Monte Carlo simulation method is used to estimate the stock prices of Potlatch and the selected peer companies at the end of the three-year performance period. The expected volatility of each company’s stock price and covariance of returns among the peer companies are key assumptions within the Monte Carlo simulation. Historical volatility over a term similar to the performance period is considered a reasonable proxy for forecasted volatility. Likewise, because the returns of Potlatch and the peer group companies are correlated, the covariance, a measure of how two variables tend to move together, is calculated over a historical term similar to the performance period and applied in the simulations. The simulations use the stock prices of Potlatch and the peer group of companies as of the award date as a starting point. Multiple simulations are generated, resulting in share prices and total shareholder return values for Potlatch and the peer group of companies. For each simulation, the total shareholder return of Potlatch is ranked against that of the peer group of companies. The future value of the performance share unit is calculated based on a multiplier for the percentile ranking and then discounted to present value. The discount rate is the risk-free rate as of the award date for a term consistent with the performance period. Awards are also credited with dividend equivalents at the end of the performance period, and as a result, award values are not adjusted for dividends.

The following table presents the key inputs used in calculating the fair value of the performance share awards in 2009, 2008 and 2007, and the resulting fair values:

	2009	2008	2007
Shares granted	112,269	91,491	10,400
Stock price as of valuation date	$24.30	$40.87	$45.96
Risk-free rate	1.18%	2.27%	4.87%
Fair value of a performance share	$33.32	$52.75	$53.14

86   /   POTLATCH CORPORATION

A summary of the status of outstanding performance share awards as of December 31, 2009, 2008 and 2007, and changes during those years is presented below:

(Dollars in thousands – except per-share amounts)

	2009		2008		2007
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	131,108	$50.51	244,933	$50.80	329,358	$51.62
Granted	112,269	33.32	91,491	52.75	10,400	53.14
Vested	(71,719)	48.66	(100,615)	54.23	(71,812)	55.21
Cancellations associated with the spin-off of Clearwater Paper	—	—	(87,921)	49.45	—	—
Forfeited	(63)	47.90	(16,780)	50.22	(23,013)	49.86

Unvested shares outstanding at December 31	171,595	40.04	131,108	50.51	244,933	50.80

Total grant date fair value of share awards vested during the year	$3,490		$5,457		$3,964
Aggregate intrinsic value of unvested share awards at December 31	$4,890		$3,214		$10,027

As of December 31, 2009, there was $3.2 million of unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.7 years. The realized tax benefit that exceeds the previously recognized deferred tax asset for performance shares recognized as additional paid-in capital was $0, $2.7 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

RESTRICTED STOCK UNITS

Our 2005 Stock Incentive Plan also allows for awards to be issued in the form of RSU grants. During 2009, 2008 and 2007, certain officers and other select employees of the company were granted RSU awards that will accrue distribution equivalents based on distributions paid during the RSU vesting period. The distribution equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The terms of certain of the awards state that 20% of the RSUs vest on each of the first and second anniversaries of the grant date of the awards, with the remaining 60% vesting on the third anniversary. The terms of certain other RSUs provide for vesting of such RSUs upon the expiration of a set period of approximately three years.

2009 FORM 10-K   /   87

A summary of the status of outstanding RSU awards as of December 31, 2009, 2008 and 2007, and changes during these years is presented below:

	2009		2008		2007
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	39,711	$45.38	31,875	$48.84	28,401	$50.32
Granted	21,720	24.34	45,869	35.23	9,154	45.15
Vested	(19,872)	49.18	(25,411)	34.72	(5,680)	50.32
Cancellations associated with the spin-off of Clearwater Paper	—	—	(10,835)	41.31	—	—
Forfeited	—	—	(1,787)	41.38	—	—

Unvested shares outstanding at December 31	41,559	32.57	39,711	45.38	31,875	48.84

The aggregate intrinsic value of the RSU awards was $1.3 million, $1.0 million and $1.4 million at December 31, 2009, 2008 and 2007, respectively.

For RSU awards granted during the period, the fair value of each share was determined on the date of grant using the grant date market price. The total fair value of RSU awards vested during 2009 was $1.0 million.

As of December 31, 2009, there was $0.6 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.3 years.

NOTE 15.

Segment Information

As of December 31, 2009, our businesses are organized into three reportable operating segments: Resource; Real Estate; and Wood Products. Our Resource segment manages our timberlands to optimize revenue producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads, as well as deriving ancillary revenues from hunting and recreation leases, biomass production, mineral rights and various leasing opportunities. We also explore other potential sources of revenue such as carbon sequestration. The activities of our Real Estate segment consist primarily of the sale of selected non-core timberland real estate. The segment also plays an active role in negotiations for all timberland acquisitions, and engages in real estate subdivision and development activities through Potlatch TRS. Our Wood Products segment manufactures and markets lumber, plywood and particleboard.

Our former Lewiston, Idaho wood products operations were included in the spin-off of the Clearwater Paper businesses. Our Prescott, Arkansas lumber mill was permanently shut down in May 2008. The Wood Products segment information for the periods presented in the table below has been adjusted to reflect the results of the Lewiston wood products operations and the Prescott lumber mill as discontinued operations.

As a result of the sale of our Boardman, Oregon hybrid poplar tree farm in May 2007, the Resource segment information for 2007 presented in the table below has been adjusted to reflect the Boardman operation as discontinued operations.

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

88   /   POTLATCH CORPORATION

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements.

(Dollars in thousands)

	2009	2008	2007
Segment Revenues:
Resource	$234,411	$265,307	$296,821
Real Estate	65,353	46,077	24,116
Wood Products	216,592	263,132	285,988
	516,356	574,516	606,925
Elimination of intersegment revenues	(40,187)	(134,559)	(183,453)
Total consolidated revenues	$476,169	$439,957	$423,472
Intersegment Revenues or Transfers[1]:
Resource	$40,187	$119,443	$170,825
Wood Products	—	15,116	12,628
Total	$40,187	$134,559	$183,453
Operating Income (Loss):
Resource	$81,774	$76,008	$81,783
Real Estate[2]	48,928	31,490	17,274
Wood Products	(20,484)	(13,675)	4,196
Eliminations and adjustments	7,863	(1,017)	1,348
	118,081	92,806	104,601
Corporate Items:
Administration expense	(31,377)	(24,910)	(32,258)
Interest expense, net	(21,921)	(20,154)	(15,432)
Earnings from continuing operations before taxes	$64,783	$47,742	$56,911
Depreciation, depletion and amortization:
Resource	$23,366	$19,067	$15,365
Wood Products	9,675	10,162	9,952
	33,041	29,229	25,317
Corporate	1,674	924	1,199
Total	$34,715	$30,153	$26,516

2009 FORM 10-K   /   89

(Dollars in thousands)

	2009	2008	2007
Assets:
Resource and Real Estate[3]	$604,617	$580,603	$558,885
Wood Products	126,301	149,740	149,193
	730,918	730,343	708,078
Corporate	92,647	207,978	113,032
Total consolidated assets	$823,565	$938,321	$821,110
Capital Expenditures:
Resource and Real Estate[3]	$12,431	$55,167	$221,310
Wood Products	1,466	6,709	9,978
	13,897	61,876	231,288
Corporate	1,800	2,203	312
Total	$15,697	$64,079	$231,600

[1]	Intersegment revenues for 2007-2009, which were based on prevailing market prices, consisted primarily of logs and other fiber sales by our Resource segment to the Wood Products segment.

[2]	Operating income for the Real Estate segment included non-cash costs for real estate sold of $10.7 million, $9.1 million and $3.6 million in 2009, 2008 and 2007, respectively.

[3]

Assets and capital expenditures are shown on a combined basis for the Resource and Real Estate segments, as we do not produce such internal information separately for those segments. Capital expenditures for the Resource and Real Estate segments include capitalized reforestation costs, additions to timberland and related logging facilities, deposits on timberlands for forward and reverse LKE transactions, and additions to equipment. Not included in additions to timber, timberlands and related logging facilities for 2009, 2008 and 2007 are non-cash transactions totaling $0.2 million, $40.8 million and $66.5 million, respectively, for the purchase of timberlands.

All of our wood products facilities and all other assets are located within the continental United States. However, we also sell and ship products to Canada and Mexico. Geographic information regarding our revenues is summarized as follows:

(Dollars in thousands)

	2009	2008	2007
United States	$471,016	$433,232	$415,827
Canada	4,802	6,725	7,645
Mexico	351	—	—
Total consolidated revenues	$476,169	$439,957	$423,472

NOTE 16.

Asset Impairment and Restructuring Charges

During the fourth quarter of 2009, due to a change in the estimated future cash flows, we concluded that our particleboard manufacturing assets were impaired, and recorded a pre-tax asset impairment charge of $3.0 million. The fair value of the impaired assets was estimated based on expected future cash flows. For the year ended December 31, 2009, the impairment loss is reflected in the operating loss of our Wood Products segment and included in costs and expenses in our Consolidated Statement of Operations. There were no asset impairment charges in 2008 or 2007.

In 2007, we recorded a pre-tax charge of $2.7 million associated with a restructuring in our Resource segment. The charge represents estimated severance benefit costs for 35 employees. For the year ended December 31, 2007, the restructuring charge is reflected in the operating income of our Resource Segment and included in costs and expenses in our Consolidated Statement of Operations. There were no restructuring charges in 2009 or 2008.

90   /   POTLATCH CORPORATION

NOTE 17.

Discontinued Operations

We sold our oriented strand board, or OSB, manufacturing facilities to Ainsworth Lumber Co. Ltd., or Ainsworth, in 2004. In 2006, Ainsworth filed a complaint against us, which we settled in April 2009 for $5.75 million. See Note 13 to the consolidated financial statements for additional information regarding this settlement. Also in 2006, a series of private antitrust lawsuits were filed against us and certain other OSB manufacturers. In 2008, we settled claims totaling $3.0 million with these plaintiffs. The settlement amounts and all related legal expenses were accounted for as discontinued operations beginning in 2009, and we reclassified related legal expenses incurred in periods prior to the settlements to discontinued operations. In 2009, results of discontinued operations included a pre-tax charge of $5.75 million for the legal settlement, as well as $1.2 million of OSB-related legal expenses. The 2008 results included pre-tax charges totaling $3.0 million related to the 2008 settlements and $3.7 million of OSB-related legal expenses. For 2007, we reclassified $3.8 million of pre-tax OSB-related legal expenses to discontinued operations.

On December 16, 2008, we completed the spin-off of the Clearwater Paper businesses. The results of these operations, plus other corporate and administrative costs directly attributable to the Clearwater Paper businesses, including interest expense on the credit sensitive debentures, have been reclassified to discontinued operations.

We entered into fiber supply agreements to sell logs and residual chips to Clearwater Paper at market prices. The log supply agreement is for Clearwater Paper’s Idaho operations and has an initial term of three years. The agreement for the residual chips is also for Clearwater Paper’s Idaho operations and has an initial term of five years. The historical eliminated revenues and similar expenses prior to the spin-off, related to sales from Potlatch to the Clearwater Paper operations, were $69.6 million and $94.3 million in 2008 and 2007, respectively.

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

Revenues from discontinued operations were $0 in 2009 and $1.2 billion in both 2008 and 2007. The operating loss from discontinued operations totaled $6.8 million and $10.9 million in 2009 and 2008, respectively. In the Consolidated Statements of Cash Flows, we have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations.

NOTE 18.

Reclassification

In the first quarter of 2009, we discovered an error that impacted previously reported results for the year ended December 31, 2008. The error related to a series of private antitrust lawsuits filed against us and certain other OSB manufacturers that we settled during 2008 in the amount of $3.0 million (pre-tax). At the time of the settlements, we recorded the payments as selling, general and administrative expenses from continuing operations in our Consolidated Statement of Operations for the year ended December 31, 2008. In 2009, we concluded that the $3.0 million legal settlement should have been recorded as discontinued operations. In connection with the correction of this error, we also reclassified associated legal expenses from continuing operations to discontinued operations. See Note 17 to the consolidated financial statements for additional information related to the reclassified legal expenses.

2009 FORM 10-K   /   91

The correction has been reflected in the accompanying Consolidated Statement of Operations for the year ended December 31, 2008, through a $3.0 million reduction in selling, general and administrative expenses from continuing operations, a $1.2 million reduction in the income tax benefit from continuing operations, a $1.8 million increase in earnings from continuing operations, and an increase in the net loss from discontinued operations of $1.8 million. This had the effect of increasing basic and diluted earnings per common share from continuing operations by $0.05 and increasing the basic and diluted loss per common share from discontinued operations by $0.05. Also, the results for the 2008 interim periods presented within Note 19 to the consolidated financial statements have been adjusted to reflect the OSB settlement correction and associated reclassifications.

NOTE 19.

Financial Results by Quarter (Unaudited)

(Dollars in thousands – except per-share amounts)

	Three Months Ended
	March 31		June 30		September 30		December 31
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues	$129,593	$112,559	$78,782	$103,024	$163,716	$130,791	$104,078	$93,583
Costs and expenses:
Cost of goods sold	84,505	78,875	68,019	70,965	105,002	94,203	80,863	86,289
Selling, general and administrative expenses	9,177	12,656	10,139	10,093	13,930	12,559	14,836	6,421
Asset impairment	—	—	—	—	—	—	2,994	—
	93,682	91,531	78,158	81,058	118,932	106,762	98,693	92,710
Earnings from continuing operations	28,771	23,287	3,692	18,872	46,022	24,870	2,946	5,908
Discontinued operations	(3,951)	(13,028)	74	2,607	(183)	380	(43)	(10,258)
Net earnings (loss)	$24,820	$10,259	$3,766	$21,479	$45,839	$25,250	$2,903	$(4,350)
Earnings per common share from continuing operations
Basic	$0.72	$0.59	$0.09	$0.48	$1.16	$0.63	$0.07	$0.15
Diluted	0.72	0.59	0.09	0.48	1.15	0.62	0.07	0.15
Earnings (loss) per common share from discontinued operations
Basic	$(0.10)	$(0.33)	$—	$0.06	$(0.01)	$0.01	$—	$(0.26)
Diluted	(0.10)	(0.33)	—	0.06	—	0.01	—	(0.26)
Net earnings (loss) per common share
Basic	$0.62	$0.26	$0.09	$0.54	$1.15	$0.64	$0.07	$(0.11)
Diluted	0.62	0.26	0.09	0.54	1.15	0.63	0.07	(0.11)

92   /   POTLATCH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited the accompanying consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15. These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Potlatch Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 18, 2010

2009 FORM 10-K   /   93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited Potlatch Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Potlatch Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on internal control over financial reporting based on our audit.

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

In our opinion, Potlatch Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2009, and our report dated February 18, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 18, 2010

94   /   POTLATCH CORPORATION

PART IV

ITEM 15.

Schedule II

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	AMOUNTS CHARGED (CREDITED) TO COSTS AND EXPENSES	DEDUCTIONS[1]	BALANCE AT END OF YEAR
Reserve deducted from related assets:
Doubtful accounts –
Accounts receivable
Year ended December 31, 2009	$1,669	$7	$(6)	$1,670
Year ended December 31, 2008	$1,205	$1,270	$(806)	$1,669
Year ended December 31, 2007	$2,199	$2,218	$(3,212)	$1,205

[1]	Accounts written off, net of recoveries. The 2008 amount includes $765 related to the Clearwater Paper businesses that were spun off in December 2008 and are included in discontinued operations.

2009 FORM 10-K   /   95

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
(2)(d)*	Asset Purchase Agreement, dated September 11, 2007, between Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Potlatch Corporation, a Delaware corporation (the “Registrant”), as Buyer, and Western Pacific Timber, LLC, as Seller, regarding property located in Adams, Boise, and Valley counties, State of Idaho, filed as Exhibit (2)(d) to the Quarterly Report on Form 10-Q filed by the Registrant on October 29, 2007. (The Registrant agrees to furnish supplementally to the Securities and Exchange Commission (the “Commission”) upon request a copy of any omitted schedule.)

(2)(e)*	Asset Purchase Agreement, dated September 11, 2007, between Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant, as Buyer, and Western Pacific Timber, LLC, as Seller, regarding property located in Adams, Boise, Idaho, and Valley counties, State of Idaho, and the city of Cascade, Idaho, filed as Exhibit (2)(e) to the Quarterly Report on Form 10-Q filed by the Registrant on October 29, 2007. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule.)

(2)(f)*	Separation and Distribution Agreement, dated December 15, 2008, between the Registrant and Clearwater Paper Corporation, filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on December 18, 2008.

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	See Exhibits (3)(a) and (3)(b). The Registrant also undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(4)(a)*	Indenture, dated as of November 3, 2009, between the Registrant and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 9, 2009.

(4)(a)(i)*	Form of 7 1/2% Senior Notes due 2019 (included as Exhibit A to the Indenture filed as Exhibit 4(a)).

(4)(a)(ii)*	Registration Rights Agreement, dated as of November 3, 2009, between the Registrant and the parties named therein, filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 9, 2009.

(10)(a)[1]*	Potlatch Corporation Management Performance Award Plan, as amended effective December 2, 2004, filed as Exhibit (10)(a) to the Annual Report on Form 10-K filed by Potlatch Corporation, a Delaware corporation and the Registrant’s former parent corporation (“Original Potlatch”) (on February 3, 2006, Original Potlatch merged with and into Potlatch Operating Company, a Delaware corporation and a wholly owned subsidiary of the Registrant, the Registrant then changed its name to “Potlatch Corporation” and became the new, publicly traded parent corporation) for the fiscal year ended December 31, 2004 (“2004 Form 10-K”) (SEC File No. 1-5313).

(10)(a)(i)[1]*	Amendment to Potlatch Corporation Management Performance Award Plan, filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(b)[1]*	Potlatch Corporation Severance Program for Executive Employees, filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(c)[1]*	Potlatch Corporation 2000 Stock Incentive Plan, adopted December 2, 1999, as amended effective December 29, 2005, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006, and as amended September 16, 2006, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

96   /   POTLATCH CORPORATION

(10)(c)(ii)[1]*	Form of employee Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002, 2003 and 2004, filed as Exhibit (10)(c)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2001 (“2001 Form 10-K”) (SEC File No. 1-5313).

(10)(c)(iii)[1]*	Form of outside director Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(ii) to the 2001 Form 10-K (SEC File No. 1-5313).

(10)(d)[1]*	Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(d)(i)[1]*	Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2003 (SEC File No. 1-5313).

(10)(d)(ii)[1]*	Amendment, effective as of December 5, 2008, to Plan described in Exhibit (10)(d), filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(g)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(h)1*	Potlatch Corporation Benefits Protection Trust Agreement, filed as Exhibit (10(h) to the Annual Report on Form 10-K filed by the Registrant for the year ended December 31, 2008 (the “2008 Form 10-K”).

(10)(i)(i)[1]*	Compensation of Outside Directors, effective as of January 1, 2008, filed as Exhibit (10)(i)(i) to the 2008 Form 10-K.

(10)(j)[1]*	Form of Indemnification Agreement with each director of the Registrant and with each executive officer of the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 23, 2009.

(10)(n)[1]*	Potlatch Corporation 1995 Stock Incentive Plan, adopted December 7, 1995, as amended effective December 29, 2005, filed as Exhibit (10)(n) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006.

(10)(n)(vi)[1]*	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2002, filed as Exhibit (10)(n)(vi) to the 2004 Form 10-K (SEC File No. 1-5313).

(10)(o)*	Credit Agreement, dated as of December 8, 2008, among the Registrant and its wholly owned subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender, L/C issuer and collateral agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 10, 2008.

(10)(o)(i)*	First Amendment to Credit Agreement, dated November 19, 2009, by and among the Registrant, Potlatch Forest Holdings, Inc., Potlatch Land & Lumber, LLC, certain wholly-owned subsidiaries of the Registrant as Guarantors, the Lenders from time to time party thereto and Bank of America, N.A., as administrative agent for the Lenders, filed as Exhibit 10.1 to the Current Report of Form 8-K filed by the Registrant on November 24, 2009.

(10)(o)(ii)*	Consent, dated June 23, 2009, to the Credit Agreement, dated December 8, 2008, by and among the Registrant and its wholly owned subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender, L/C issuer and collateral agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 24, 2009.
(10)(q)(iv)1*	Amendment, dated October 21, 2008, to Employment Agreement effective February 6, 2006, between the Registrant and Michael J. Covey, filed as Exhibit (10)(q)(iv) to the 2008 Form 10-K.

2009 FORM 10-K   /   97

(10)(r)[1]*	Potlatch Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(r)(i)[1]*	Form of Restricted Stock Unit Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for restricted stock unit awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(i) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006.

(10)(r)(ii)[1]*	Form of Performance Share Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for performance share awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(ii) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended on January 17, 2007, filed as Exhibit (10)(r)(ii) to the Current Report on Form 8-K filed by the Registrant on January 19, 2007.

(10)(r)(iv)[1]*	Potlatch Corporation Management Performance Award Plan II, as amended through February 20, 2008, filed as Exhibit (10)(r)(iv) to the Current Report on Form 8-K filed by the Registrant on February 26, 2008.

(10)(r)(v)[1]*	Amendment to Potlatch Corporation Management Performance Award Plan II, effective June 1, 2008, filed as Exhibit (10)(r)(v) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

(10)(s)1*	Potlatch Corporation Deferred Compensation Plan for Directors II, filed as Exhibit (10)(s) to the 2008 Form 10-K.

(10)(t)[1]*	Potlatch Corporation Salaried Supplemental Benefit Plan II, filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(v)[1]*	Offer Letter, dated May 21, 2007, between Potlatch Forest Products Corporation and Eric J. Cremers, filed as Exhibit (10)(v) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2007.

(10)(w)[1]*	Potlatch Corporation Annual Incentive Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(x)[1]	Potlatch Corporation Management Deferred Compensation Plan, effective June 1, 2008, amended and restated as of May 1, 2009.

(10)(aa)*	Employee Matters Agreement, dated December 15, 2008, between the Registrant and Clearwater Paper Corporation, filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 18, 2008.

(10)(bb)*	Tax Sharing Agreement, dated December 15, 2008, among the Registrant, Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant, Potlatch Land & Lumber, LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and Clearwater Paper Corporation, filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 18, 2008.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Potlatch Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.

[1]	Management contract or compensatory plan, contract or arrangement.

98   /   POTLATCH CORPORATION