Form 10-Q
period 2010-03-31
POTLATCH CORP
filed 2010-04-29
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock of the registrant outstanding as of March 31, 2010 was 39,953,354.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.

Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands, except per-share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues	$105,418	$129,593

Costs and expenses:
Cost of goods sold	85,494	84,071
Selling, general and administrative expenses	8,445	9,611

	93,939	93,682

Earnings from continuing operations before interest and taxes	11,479	35,911
Interest expense, net	(7,088)	(4,804)

Earnings from continuing operations before taxes	4,391	31,107
Income tax provision	(3,007)	(2,336)

Earnings from continuing operations	1,384	28,771

Discontinued operations:
Loss from discontinued operations	(304)	(6,554)
Income tax benefit	115	2,603

	(189)	(3,951)

Net earnings	$1,195	$24,820

Other comprehensive income, net of tax	6,625	955

Comprehensive income	$7,820	$25,775

Earnings per common share from continuing operations:
Basic	$0.03	$0.72
Diluted	0.03	0.72
Loss per common share from discontinued operations:
Basic	—	(0.10)
Diluted	—	(0.10)
Net earnings per common share:
Basic	0.03	0.62
Diluted	0.03	0.62
Average shares outstanding (in thousands):
Basic	39,887	39,742
Diluted	40,100	39,848

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Balance Sheets

Unaudited (Dollars in thousands, except per-share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$2,377	$1,532
Short-term investments	40,345	53,506
Receivables, net	22,497	18,161
Inventories	29,937	33,398
Other assets	15,279	15,101

Total current assets	110,435	121,698

Land, other than timberlands	3,491	3,491
Plant and equipment, at cost less accumulated depreciation	69,910	72,348
Timber, timberlands and related logging facilities, net	530,944	533,173
Deferred tax assets	66,549	64,873
Other assets	28,108	27,982

	$809,437	$823,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$5,011	$11
Accounts payable and accrued liabilities	60,063	58,462

Total current liabilities	65,074	58,473

Long-term debt	363,493	368,420
Liability for pensions and other postretirement employee benefits	145,511	149,398
Other long-term obligations	18,458	17,484
Stockholders’ equity	216,901	229,790

	$809,437	$823,565

Stockholders’ equity per common share	$5.43	$5.77
Working capital	$45,361	$63,225
Current ratio	1.7:1	2.1:1

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$1,195	$ 24,820
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Loss from discontinued operations	189	3,951
Depreciation, depletion and amortization	7,138	6,612
Proceeds from sales deposited with a like-kind exchange intermediary	—	(2,030)
Basis of real estate sold	568	5,148
Change in deferred taxes	3,621	(9,219)
Gain on disposition of plant and equipment	(686)	—
Other	(667)	(395)
Working capital changes	587	12,713

Net cash provided by operating activities from continuing operations	11,945	41,600

CASH FLOWS FROM INVESTING
Change in short-term investments	13,161	15,549
Additions to plant and properties	(2,554)	(2,462)
Proceeds from disposition of plant and equipment	1,700	—
Other, net	(629)	(532)

Net cash provided by investing activities from continuing operations	11,678	12,555

CASH FLOWS FROM FINANCING
Change in book overdrafts	(818)	576
Decrease in notes payable	—	(33,100)
Issuance of common stock	838	48
Change in long-term debt	73	(391)
Distributions to common stockholders	(20,366)	(20,269)
Employee tax withholdings on vested performance share awards	(1,967)	—
Other, net	(77)	(53)

Net cash used for financing activities from continuing operations	(22,317)	(53,189)

Cash flows provided by continuing operations	1,306	966
Cash flows from discontinued operations:
Operating cash flows	(461)	(734)

Increase in cash	845	232
Cash at beginning of period	1,532	885

Cash at end of period	$2,377	$1,117

Net interest paid in the three months ended March 31, 2010 and 2009 was $0.3 million and $1.4 million, respectively. Net income tax payments (refunds) in the three months ended March 31, 2010 and 2009 were $1.4 million and $(0.2) million, respectively.

Not included in additions to plant and properties for the three months ended March 31, 2010 and 2009, are non-cash transactions totaling $0 and $0.2 million, respectively, for the purchase of timberlands.

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

Potlatch is a real estate investment trust, or REIT, for federal income tax purposes. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily consists of income from the sale of standing timber. Through our wholly owned taxable REIT subsidiary, which we refer to in this report as Potlatch TRS, we operate a real estate sales and development business and five manufacturing facilities that produce lumber and plywood.

The accompanying Consolidated Condensed Balance Sheets at March 31, 2010 and December 31, 2009 and the Consolidated Condensed Statements of Operations and Comprehensive Income and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.

In December 2008, we completed the spin-off of Clearwater Paper Corporation, or Clearwater Paper, which owns and operates our former pulp-based manufacturing businesses, consisting of our former pulp and paperboard and consumer products segments, as well as our former wood products operations located in Lewiston, Idaho. In May 2008, our Prescott, Arkansas lumber mill permanently ceased operations due to poor market conditions. As a result, any expenses associated with Clearwater Paper and Prescott are classified within discontinued operations in the financial statements for the three months ended March 31, 2010 and 2009. Financial information for the three months ended March 31, 2009 includes a legal settlement associated with the sale of our oriented strand board, or OSB, operations in 2004, as described in Note 4.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Reconciliation Act of 2010, was enacted in March 2010 and included a change in the deductibility of drug expenses reimbursed under the Medicare Part D retiree drug subsidy program beginning after 2012. As a result of this legislation, deferred taxes associated with our retiree health care liabilities based on prior law were required to be adjusted, resulting in a net charge to earnings in the first three months of 2010 of approximately $3.0 million. In March 2010, we sold our Idaho particleboard manufacturing facility’s buildings and equipment. As a result of the sale, we recorded charges totaling $0.4 million, primarily related to severance benefits. All other adjustments were of a normal recurring nature.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 18, 2010.

NOTE 2.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 fair value measurements became effective for the first interim reporting period after December 15, 2009 and are therefore included in our quarterly Form 10-Q filing. Disclosures regarding activity within Level 3 fair value measurements become effective for the first interim reporting period after December 15, 2010. Refer to Note 11 for information and related disclosures regarding our fair value measurements.

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09. The update provides amendments to ASC Subtopic 855-10 and states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. However, consistent with current GAAP, public entities are required to evaluate subsequent events through the date that the financial statements are issued. This ASU was effective immediately and was applied during preparation of the consolidated condensed financial statements.

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

We sometimes sell REIT properties that result in gains that are not deferred in accordance with the like-kind exchange provisions of the Internal Revenue Code. For the three months ended March 31, 2010 and 2009, we recorded income tax expense of $0.3 million and $11.3 million, respectively, related to these sales.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Reconciliation Act of 2010, was enacted in March 2010 and included a change in the deductibility of drug expenses reimbursed under the Medicare Part D retiree drug subsidy program beginning after 2012. As a result of this legislation, deferred taxes associated with our retiree health care liabilities based on prior law were required to be adjusted, resulting in a net charge to earnings in the first three months of 2010 of approximately $3.0 million.

We incur federal and state corporate income taxes on earnings from our real estate sales and development activities and the wood products manufacturing operations conducted by Potlatch TRS. For the three months ended March 31, 2010 and 2009, we recorded income tax benefits related to the continuing operations of Potlatch TRS of $0.3 million and $9.0 million, respectively, which were due to pre-tax losses in that entity.

We reviewed our tax positions at March 31, 2010, and determined that no uncertain tax positions were taken during the first three months of 2010, and that no new information was available that would require derecognition of previously taken positions.

We reflect interest related to tax obligations, as well as penalties, in our provision for income taxes. During the three months ended March 31, 2010 and 2009, we reflected less than $0.1 million in interest and penalties. At March 31, 2010 and December 31, 2009, we had $1.0 million accrued as a receivable for interest with respect to open refunds.

NOTE 4.

Discontinued Operations

In December 2008, we completed the spin-off of Clearwater Paper Corporation, or Clearwater Paper, which owns and operates our former pulp-based manufacturing businesses, consisting of our former pulp and paperboard and consumer products segments, as well as our former wood products operations located in Lewiston, Idaho. In May 2008, our Prescott, Arkansas lumber mill permanently ceased operations due to poor market conditions. We are actively pursuing a sale of this facility. As a result, any expenses associated with Clearwater Paper and Prescott are classified within discontinued operations in the financial statements for the three months ended March 31, 2010 and 2009.

The results of discontinued operations for the three months ended March 31, 2009 also includes a pre-tax charge of $5.75 million for a legal settlement related to the sale of our OSB manufacturing facilities in 2004, as well as $0.7 million of OSB-related legal expenses.

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

We use a qualified intermediary to facilitate LKE transactions. Proceeds from forward transactions are held by the intermediary and are classified as restricted cash, within non-current assets, because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. Proceeds from reverse transactions are not restricted because the funds are available upon demand; therefore, these proceeds are included in short-term investments. In the case of reverse transactions in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a long-term asset and included in “Timber, timberlands and related logging facilities, net” in our Consolidated Condensed Balance Sheets and as “Deposits on timberlands” in the investing activities section of our Consolidated Condensed Statements of Cash Flows. Amounts deposited with a third party towards the potential future purchase of property that are not matched with LKE sales are also included in “Timber, timberlands and related logging facilities, net” in our Consolidated Condensed Balance Sheets and as “Deposits on timberlands” in our Consolidated Condensed Statements of Cash Flows.

At March 31, 2010, and December 31, 2009, we had no proceeds from land sales deposited with a qualified LKE intermediary.

NOTE 6.

Earnings per Common Share

The following table reconciles the number of common shares used in calculating the basic and diluted earnings per share from continuing operations:

(Dollars in thousands, except per-share amounts)	Three Months Ended March 31,
	2010	2009
Earnings from continuing operations	$1,384	$28,771

Basic average common shares outstanding	39,886,666	39,742,284
Incremental shares due to:
Common stock options	107,980	9,143
Performance shares	78,709	72,101
Restricted stock units	26,642	24,860

Diluted average common shares outstanding	40,099,997	39,848,388

Basic earnings per common share from continuing operations	$0.03	$0.72

Diluted earnings per common share from continuing operations	$0.03	$0.72

For the three months ended March 31, 2010, 81,162 performance share awards and 14,809 restricted stock units were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the three months ended March 31, 2009, 112,269 performance share awards, 24,220 restricted stock units and options to purchase 176,279 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. Options to purchase 145,456 shares of common stock were also excluded from the computation of diluted earnings per share for the three months ended March 31, 2009, because the per share exercise prices of the stock options were greater than the average market price of our common stock during this period.

NOTE 7.

Equity-Based Compensation

At March 31, 2010, we had three stock incentive plans, the 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At March 31, 2010, no shares were available for future use under the 1995 Stock Incentive Plan, while approximately 101,000 and 522,000 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. We issued new shares of common stock to pay stock option exercises and to settle performance share awards and RSU awards.

During the three months ended March 31, 2010, we recorded equity-based compensation expense of $0.9 million related to continuing operations, of which $0.7 million related to performance shares and $0.2 million related to RSUs. During the three months ended March 31, 2009, we recorded equity-based compensation expense related to continuing operations of $0.8 million, of which $0.6 million related to performance shares and $0.2 million related to RSUs. All outstanding stock options were fully vested prior to January 2006. The net income tax benefit associated with our equity-based compensation expense totaled less than $0.1 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

Our outside directors are granted an annual award of common stock units that is credited to an account established on behalf of each director. These accounts are then credited with additional common stock units equal in value to the distributions that are paid on the same amount of common stock. Upon separation from service as a director, the common stock units held by the director in his or her stock unit account will be converted to cash based upon the then market price of the common stock and paid to the director.

Our outside directors also can each elect to defer compensation in the form of common stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of our common stock. We recorded director deferred compensation expense totaling $0.6 million for the three months ended March 31, 2010, and income totaling $0.2 million for the three months ended March 31, 2009.

For the three months ended March 31, 2010 and 2009, there were no cash flows representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized as a financing cash inflow in the Consolidated Condensed Statements of Cash Flows.

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, were fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2010 or 2009.

A summary of outstanding stock options and changes during the three months ended March 31, 2010, is presented below:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	329,426	$21.14
Shares exercised	(34,582)	24.22	$356
Shares canceled or expired	—	—

Outstanding and exercisable at March 31	294,844	20.78	4,205

There were no unvested stock options outstanding during the three months ended March 31, 2010. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2009 was less than $0.1 million.

The following table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$13.8594 to $16.6452	83,195	2.25 years	$15.32
$18.6083 to $19.2569	142,847	2.81 years	19.07
$30.9204	68,802	4.67 years	30.92

$13.8594 to $30.9204	294,844	3.09 years	20.78

Cash received from stock option exercises for the three months ended March 31, 2010 and 2009 was $0.8 million and less than $0.1 million, respectively. The actual tax benefits realized for tax deductions from option exercises totaled less than $0.1 million and $0 for the three months ended March 31, 2010 and 2009, respectively.

PERFORMANCE SHARES

Performance share awards granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measure is met. The performance measure is based on the percentile ranking of our total shareholder return relative to the total shareholder return performance of both a selected peer group of companies and a larger group of indexed companies over the three-year performance period. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0% to 200%. Performance share awards granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive distribution equivalents in the form of additional shares at the time of payment equal to the distributions that would have been paid on the shares earned had the recipients owned the shares during the three-year period.

A Monte Carlo simulation method is used to estimate the stock prices of Potlatch and the selected peer group and index companies at the end of the three-year performance period. The expected volatility of each company’s stock price and covariance of returns among the peer group and index companies are key assumptions within the Monte Carlo simulation. Historical volatility over a term similar to the performance period is considered a reasonable proxy for forecasted volatility. Likewise, because the returns of Potlatch and the peer group and index companies are correlated, the covariance, a measure of how two variables tend to move together, is calculated over a historical term similar to the performance period and applied in the simulations. The simulations use the stock prices of Potlatch and the peer group and index companies as of the award date as a starting point. Multiple simulations are generated, resulting in share prices and total shareholder return values for Potlatch and the peer group and index companies. For each simulation, the total shareholder return of Potlatch is ranked against that of the peer group and index companies. The future value of the performance share unit is calculated based on a multiplier for the percentile ranking and then discounted to present value. The discount rate is the risk-free rate as of the award date for a term consistent with the performance period. Awards are also credited with dividend equivalents at the end of the performance period, and as a result, award values are not adjusted for dividends.

The following table presents the key inputs used in calculating the fair value of the performance share awards in 2010 and 2009, and the resulting fair values:

	2010	2009
Shares granted	81,162	112,269
Stock price as of valuation date	$31.88	$24.30
Risk-free rate	1.29%	1.18%
Fair value of a performance share	$45.30	$33.32

A summary of outstanding performance share awards as of March 31, 2010, and changes during the three months ended March 31, 2010 is presented below:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	171,595	$40.04
Granted	81,162	45.30
Forfeited	(7,664)	39.23

Unvested shares outstanding at March 31	245,093	41.81	$8,104

As of March 31, 2010, there was $6.0 million of unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.9 years.

RESTRICTED STOCK UNITS

Our 2005 Stock Incentive Plan also allows for awards to be issued in the form of RSUs. During 2010 and 2009, certain officers and other select employees of the company were granted RSU awards that will accrue dividend equivalents based on distributions paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The terms of certain of the awards state that 20% of the RSUs vest on each of the first and second anniversaries of the grant date of the awards, with the remaining 60% vesting on the third anniversary. The terms of certain other RSUs provide for vesting upon the expiration of a set period of approximately three years.

A summary of the status of outstanding RSU awards as of March 31, 2010, and changes during the three months ended March 31, 2010, is presented below:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	41,559	$32.57
Granted	15,809	32.25
Vested	(1,900)	44.92
Forfeited	(3,698)	29.90

Unvested shares outstanding at March 31	51,770	32.21	$1,814

For RSU awards granted during the period, the fair value of each share was determined on the date of grant using the grant date market price. The total fair value of RSU awards vested during the three months ended March 31, 2010 was less than $0.1 million.

As of March 31, 2010, there was $0.9 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.6 years.

NOTE 8.

Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Lumber and other manufactured wood products	$15,365	$14,057
Land inventory	8,460	8,905
Materials and supplies	3,655	4,463
Logs, pulpwood, chips and sawdust	2,457	5,973

	$29,937	$33,398

NOTE 9.

Pension Plans and Other Postretirement Employee Benefits

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits, or OPEB, for the three months ended March 31, 2010 and 2009:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$1,212	$1,424	$133	$406
Interest cost	5,420	5,781	1,075	1,930
Expected return on plan assets	(8,299)	(8,929)	—	—
Amortization of prior service cost (credit)	2,058	205	(2,151)	(246)
Amortization of actuarial loss	206	1,065	1,487	543
Curtailment loss (gain)	64	—	(320)	—

Net periodic cost (benefit)	$661	$(454)	$224	$2,633

The curtailment loss (gain) is related to the sale of our Idaho particleboard facility.

As reported in our 2009 Annual Report on Form 10-K, our company-sponsored pension plans were underfunded at December 31, 2009. We are not required to make contributions during 2010 as a result of carry-forward credits that we earned from discretionary contributions made in prior periods. We estimate cash payments will total approximately $1.7 million in 2010 to our non-qualified supplemental pension plan. As of March 31, 2010, $0.4 million of contributions had been made. Payments to be made in 2010 for OPEB obligations represent benefit costs incurred during the year by eligible participants.

NOTE 10.

Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Net earnings	$1,195	$24,820

Other comprehensive income (loss), net of tax
Defined benefit pension plans and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(36) and $(16)	(57)	(25)
Amortization of actuarial loss included in net periodic cost, net of tax of $661 and $628	1,032	980
Curtailment gain, net of tax of $(100) and $-	(156)	—
Recognition of deferred taxes related to actuarial gain on OPEB obligations	5,806	—

Other comprehensive income, net of tax	6,625	955

Comprehensive income	$7,820	$25,775

Of the $6.6 million reported as other comprehensive income, net of tax, for the three months ended March 31, 2010, $1.4 million and $5.2 million related to our defined benefit pension plans and OPEB obligations, respectively. Of the $1.0 million reported as other comprehensive income, net of tax, for the three months ended March 31, 2009, $0.8 million and $0.2 million related to our defined benefit pension plans and OPEB obligations, respectively.

NOTE 11.

Financial Instruments

Estimated fair values of our financial instruments are as follows:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$42,722	$42,722	$55,038	$55,038
Long-term debt (Level 2)	368,504	369,977	368,431	364,978

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

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the plan has the ability to access.

Level 2	Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

Significant transfers into and out of Level 1 occur on a routine basis based on our liquidity resources and requirements. Normal fluctuations occur due to items such as cash inflows from accounts receivable collections and cash outflows for items such as payrolls, accounts payable payments and quarterly dividend distributions. Level 2 financial instruments consist of long-term debt. As compared to December, 31, 2009, no significant transfers have occurred. The increase in the Level 2 balance as of March 31, 2010, as compared to December 31, 2009, is due to routine bond discount amortization.

NOTE 12.

Contingencies

In January 2007, the U.S. Environmental Protection Agency, or EPA, notified us that we are a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. The range of cost estimates for the various alternatives to address the contamination at the entire site is from $0.7 million to $8.2 million. In April 2010, we were notified by the EPA that they determined the EE/CA report submitted by us contained deficiencies. Accordingly, the EPA will now be completing the EE/CA report for the Avery Landing site and also producing the Biological Assessment and Cultural Resources Evaluation reports. We anticipate the EPA will issue the reports in the summer of 2010. Currently we are under no legal obligation to implement any remedy selected by the EPA. We believe we have valid defenses available to limit our potential liability at the site. There is also the possibility of pursuing recovery from third parties as a means of further limiting our liability. As of March 31, 2010, we have accrued $0.7 million for this matter.

NOTE 13.

Segment Information

(Dollars in thousands)	Three Months Ended March 31,
	2010	2009
Segment Revenues
Resource	$44,813	$47,206
Real Estate	3,447	48,036
Wood Products	67,769	44,829

	116,029	140,071
Elimination of intersegment revenues	(10,611)	(10,478)

Total consolidated revenues	$105,418	$129,593

Intersegment revenues or transfers
Resource	$10,611	$10,478

Total intersegment revenues or transfers	$10,611	$10,478

Operating Income (Loss)
Resource	$9,921	$10,846
Real Estate	1,898	41,512
Wood Products	5,228	(11,183)
Eliminations and adjustments	437	751

	17,484	41,926
Corporate	(13,093)	(10,819)

Earnings from continuing operations before taxes	$4,391	$31,107

NOTE 14.

Guarantor Subsidiaries

On November 3, 2009, Potlatch sold $150 million aggregate principal amount of 7.5% senior notes due on November 1, 2019. The notes are unconditionally guaranteed by certain of Potlatch’s subsidiaries. On April 6, 2010, we filed a registration statement with the SEC pursuant to which we will offer to exchange the senior notes and related subsidiary guarantees for notes and subsidiary guarantees with substantially similar terms that are registered under the Securities Act.

In accordance with SEC rules, the registration of the notes to be issued in the exchange does not result in a requirement to file periodically separate financial information with respect to an issuer, its guarantor subsidiaries and its non-guarantor subsidiaries where the parent entity has “no independent assets or operations,” the guarantees are full and unconditional and joint and several, and the non-guarantor subsidiaries are “minor,” all as defined by applicable SEC rules.

Separate financial information about Potlatch, Potlatch’s guarantor subsidiaries and its non-guarantor subsidiaries is not presented because Potlatch holds all of its assets and conducts all of its operations through its subsidiaries and has no independent assets or operations. Potlatch’s subsidiaries, other than the subsidiary guarantors, are minor in significance. The guarantees of our subsidiary guarantors are full and unconditional and joint and several. Except with respect to REIT tax rules, there are no significant restrictions on the ability of Potlatch or any of the subsidiary guarantors to obtain funds from any of our subsidiaries by dividend or loan. The tax rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from Potlatch TRS to service our indebtedness. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to service our indebtedness using cash flows from Potlatch TRS.

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

OVERVIEW

We are a real estate investment trust, or REIT, with approximately 1.6 million acres of timberlands in Arkansas, Idaho, Minnesota and Wisconsin. Through wholly owned taxable subsidiaries, which we refer to in this report as Potlatch TRS, we operate a real estate sales and development business and five manufacturing facilities that produce lumber and plywood.

As of March 31, 2010, our business was organized into three segments:

•

The business of our Resource segment consists of the management of our timberlands to optimize revenue producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads, as well as deriving ancillary revenues from hunting and recreation leases, biomass production, mineral rights and various leasing opportunities. For the first three months of 2010, Resource segment revenues were $44.8 million, representing approximately 39% of our revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $10.6 million for the period.

•

The business of our Real Estate segment consists primarily of the sale of selected non-core timberland real estate. From time to time, we also take advantage of opportunities to sell timberland where we believe pricing to be particularly attractive, to match a sale with a purchase of more desirable property in order to utilize LKE tax-deferred transactions or to meet various financial and strategic objectives. The segment also plays an active role in negotiations for all timberland acquisitions, and engages in real estate subdivision and development activities through Potlatch TRS. Results for the segment depend on the demand for our non-core timberlands, the timing of closing of sales of properties and our ability to match sales of property with acquisitions in LKE transactions. Consequently, revenues for the segment are seldom comparable or predictable between periods. Real Estate segment revenues for the first three months of 2010 were $3.4 million, representing approximately 3% of our revenues from continuing operations, before elimination of intersegment revenues. The segment did not have intersegment revenues during the period.

•

Our Wood Products segment manufactures lumber and plywood at five mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers for nationwide distribution primarily for use in home building and other construction activity. Wood Products segment revenues were $67.8 million for the first three months of 2010, representing approximately 58% of our revenues from continuing operations, before elimination of intersegment revenues. The segment did not have intersegment revenues during the period.

FACTORS INFLUENCING OUR RESULTS OF OPERATIONS AND CASH FLOWS

The operating results of our Resource, Real Estate and Wood Products business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-core timberland for higher and better use purposes, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses, such as log costs, asset dispositions or acquisitions, and other factors.

Fluctuating Timber Prices. Our results of operations and cash flows are materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors affecting demand, such as changes in economic conditions, construction activity levels, interest rates, credit availability, population growth and weather conditions, as well as changes in timber supply and other factors. All of these factors can vary by region and by timber type, such as sawlogs or pulpwood logs. In the first three months of 2010, average sawlog prices were approximately 1% higher in our Northern region and 6% lower in our Southern region compared to the same period in 2009. In the first three months of 2010, average pulpwood prices were approximately 4% lower in our Northern region and 2% higher in our Southern region compared to the same period in 2009.

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

Harvest Levels. Changes in harvest levels on our timberlands also may have a significant impact on our results of operations. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. In 2009, the overall harvest from our timberlands was 3.8 million tons. Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland acquisitions and sales, we expect the overall timber harvest from our lands in 2010 to be approximately 4.0 to 4.4 million tons, increasing to approximately 5.1 million tons annually over the next few years, subject to adjustment depending upon market conditions.

On a short-term basis, we may adjust our timber harvest levels in response to market conditions. We also experience seasonally lower harvest activity during the winter and spring due to weather conditions. In our Southern region, sawlog volumes increased 12% and pulpwood volumes decreased 28% in the three months ended March 31, 2010 compared to the same period in 2009. In our Northern region, sawlog volumes increased less than 1% and pulpwood volumes decreased 24% in the three months ended March 31, 2010 compared to the same period in 2009. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands and sales of existing timberlands. In addition, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.

Demand for and Timing of Real Estate Sales. A number of factors, including availability of credit, a slowing of real estate development, changes in population growth patterns and changes in demographics could reduce the demand for our timberland as a real estate asset. In addition, changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use and development of real estate or changes in the political composition of governmental bodies could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business. The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the number of properties listed for sale, the seasonal nature of sales, the plans of adjacent landowners, and our expectations of future price appreciation. For example, our Real Estate segment revenues were $44.6 million higher in the three months ended March 31, 2009, as compared to the same period in 2010, primarily due to a large non-strategic land sale of approximately 24,500 acres in Arkansas for approximately $43.3 million in January 2009. There was no comparable large real estate sale in the first three months of 2010. Delays in the completion of transactions or the termination of potential transactions may be beyond our control. These events could adversely affect our operating results.

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

The forest products industry in general and the wood products business in particular have been adversely affected since 2008 by the national decline in home building and the resulting weak demand and lower prices for wood products. In December 2009, we recorded a pre-tax asset impairment charge of $3.0 million related to our Idaho particleboard manufacturing assets. The fair value of the impaired assets was estimated based on expected future cash flows. In March 2010, we sold the particleboard manufacturing facility’s buildings and equipment, but not the underlying land. We entered into a lease agreement with the purchaser pursuant to which we will receive nominal lease revenues on the property for the next ten years. As a result of the sale, we recorded additional charges totaling $0.4 million, primarily related to severance benefits. These costs are reflected in the operating results of the Wood Products segment. Although prices and demand for manufactured wood products improved in the first quarter of 2010, it is too soon to determine whether this is a sustainable change, or whether supply constraints and limited log availability were more responsible for the price increases than demand.

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

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are discussed on pages 58-64 of our Annual Report on Form 10-K for the year ended December 31, 2009. Our accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that could materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. Changes in these estimates are recorded periodically based on updated information. Our critical accounting policies are discussed below.

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

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs, including revenues, costs and capital spending, are subject to frequent change for many different reasons, including the reasons previously described above under “Factors Influencing our Results of Operations and Cash Flows.” Because of the number of variables involved, the interrelationship between the variables and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions, and operations are reviewed, as appropriate, for impairment using the most current data available. For the three months ended March 31, 2010 and 2009, there were no impairment charges for any of our assets associated with our continuing operations.

Income taxes. We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets as specified in the Internal Revenue Code. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken, we believe that it is more likely than not that we will realize the benefits of these deductible differences and carryforwards, net of the existing valuation allowances at March 31, 2010. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified. Such tax planning strategies include the transfer of income-producing timberlands from the REIT to Potlatch TRS to generate taxable income sufficient to fund our pension and other postretirement employee benefit obligations.

Discontinued operations. In December 2008, we completed the spin-off of Clearwater Paper Corporation, or Clearwater Paper, which owns and operates our former pulp-based manufacturing businesses, consisting of our former pulp and paperboard and consumer products segments, as well as our former wood products operations located in Lewiston, Idaho. In May 2008, our Prescott, Arkansas lumber mill permanently ceased operations due to poor market conditions. We are actively pursuing a sale of this facility. As a result, any expenses associated with Clearwater Paper and Prescott are classified within discontinued operations in the periods covered by this report.

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

We sold our oriented strand board, or OSB, manufacturing facilities to Ainsworth Lumber Co. Ltd., or Ainsworth, in 2004. In 2006, Ainsworth filed a complaint against us, which we settled in April 2009 for $5.75 million. See Note 13 to our 2009 Annual Report on Form 10-K consolidated financial statements for additional information regarding this settlement. The settlement amounts and all related legal expenses have been accounted for as discontinued operations during the three months ended March 31, 2009.

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

Pension and other postretirement employee benefits. The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the discount rate applied to pension plan obligations and the rate of return on plan assets. For OPEB obligations related to certain health care and life insurance benefits provided to qualified retired employees, critical assumptions in determining OPEB expense are the discount rate applied to benefit obligations and the assumed health care cost trend rates used in the calculation of benefit obligations.

Note 12 to our 2009 Annual Report on Form 10-K consolidated financial statements includes information on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense for the three years ended December 31, 2009, as well as the funded status for our pension plans and OPEB obligations as of December 31, 2009 and 2008. Note 9, “Pension Plans and Other Postretirement Employee Benefits,” of this Form 10-Q includes information on the components of pension and OPEB expense for the three months ended March 31, 2010 and 2009.

The discount rate used in the determination of pension benefit obligations and pension expense is a weighted average benchmark rate based on high-quality fixed income investment interest rates. At December 31, 2009 and 2008, we calculated obligations using discount rates of 5.65% and 6.15%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The assumed long-term rates of return on pension plan assets used for the years ended December 31, 2009 and 2008 were 8.5% and 9.0%, respectively.

The total periodic pension plan benefit in 2009 was $3.5 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would increase the pension plan benefit, and conversely, a decrease in either of these measures would decrease the plan benefit. As an indication of the sensitivity that the pension benefit has to the discount rate assumption, a 25 basis point change in the discount rate would affect the annual plan benefit by approximately $0.7 million. A 25 basis point change in the assumption for the expected return on plan assets would affect the annual plan benefit by approximately $1.0 million. The actual rates of return on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.

As a result of the steep downturn in the stock market in late 2008 and early 2009, our company-sponsored pension plans were underfunded at December 31, 2009 and 2008. In April 2009, an Internal Revenue Service pronouncement provided significant funding relief to single-employer defined benefit plan sponsors. Consequently, we were not required to make contributions during 2009 to our defined benefit plans. We are also not required to make contributions during 2010 as a result of carry-forward credits that we earned from discretionary contributions made in prior periods. We estimate cash payments will total approximately $1.7 million in 2010 to our non-qualified supplemental pension plan. As of March 31, 2010, $0.4 million of contributions had been made. Payments made for OPEB obligations represent benefit costs incurred during the year by eligible participants.

For our OPEB obligations, the expense for 2009 was $13.5 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 5.65% and 6.15% at December 31, 2009 and 2008, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2009 was a 7.5% increase over the previous year, with the rate of increase scheduled to decline ratably to an assumption of 5% in 2069.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect OPEB expense by less than $0.1 million. A 1% change in the health care cost trend rate assumption would have affected 2009 OPEB expense by approximately $0.9 million to $1.0 million and our OPEB obligation (liability) by approximately $1.5 million to $1.8 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Reconciliation Act of 2010, was enacted in March 2010 and included a change in the deductibility of drug expenses reimbursed under the Medicare Part D retiree drug subsidy program beginning after 2012. As a result of this legislation, deferred taxes associated with our retiree health care liabilities based on prior law were required to be adjusted, resulting in a net charge to earnings in the first three months of 2010 of approximately $3.0 million.

Periodic pension and OPEB expense are included in “Cost of goods sold” and “Selling, general and administrative expenses” in the Consolidated Condensed Statements of Operations and Comprehensive Income. The expense is allocated to all business segments. At March 31, 2010 and December 31, 2009, liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 to our 2009 Form 10-K consolidated financial statements for further discussion.

COMPONENTS OF REVENUES AND EXPENSES

Revenues. Revenues consist of sales of logs, standing timber, real estate and wood products, net of discounts, returns and allowances and any sales taxes collected. Sales taxes, when collected, are recorded as a current liability until remitted to the appropriate governmental entities and presented net within revenues.

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

Selling, general and administrative expense. Selling, general and administrative expense primarily consists of compensation and associated costs for sales and administrative personnel, as well as depreciation and amortization on assets used in administrative functions.

Interest expense, net. Net interest expense is the interest paid on our outstanding debt, offset by interest income from any short-term investments. This category also includes amortization of debt issuance costs.

RESULTS OF OPERATIONS

As noted above, our business is organized into three reporting segments: Resource; Real Estate; and Wood Products. Sales or transfers between segments are recorded as intersegment revenues based on prevailing market prices. Because of the role of our Resource segment in supplying our Wood Products segment with a portion of its wood fiber needs, intersegment revenues can represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” section below, segment revenues are presented before elimination of intersegment revenues.

The following table sets forth period-to-period changes in items included in our Consolidated Condensed Statements of Operations and Comprehensive Income for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2010	2009
Revenues	$105,418	$129,593	$(24,175)
Costs and expenses:
Cost of goods sold	85,494	84,071	1,423
Selling, general and administrative expenses	8,445	9,611	(1,166)

	93,939	93,682	257

Earnings from continuing operations before interest and taxes	11,479	35,911	(24,432)
Interest expense, net	(7,088)	(4,804)	(2,284)

Earnings from continuing operations before taxes	4,391	31,107	(26,716)
Income tax provision	(3,007)	(2,336)	(671)

Earnings from continuing operations	1,384	28,771	(27,387)
Discontinued operations, net of tax	(189)	(3,951)	3,762

Net earnings	$1,195	$24,820	$(23,625)

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Revenues – Revenues decreased $24.2 million, or 19%, in the three months ended March 31, 2010, from the same period in 2009, primarily due to the large non-strategic land sale in Arkansas in January 2009, partially offset by increased revenues from the Wood Products segment in the 2010 period. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Cost of goods sold – Cost of goods sold increased $1.4 million, or 2%, in the three months ended March 31, 2010 over the same period in 2009. The higher expenses were primarily due to increased costs associated with increased production at our wood products manufacturing facilities, partially offset by a decrease in the basis of real estate sold due to fewer acres sold in the first three months of 2010 from the same period in 2009 and lower logging and hauling costs due to lower harvest levels in 2010.

Selling, general and administrative expenses – Selling, general and administrative expenses decreased $1.2 million, or 12%, in the first three months of 2010 from the same period in 2009, primarily due to decreased compensation-related expense.

Interest expense, net – Net interest expense increased $2.3 million, or 48%, in the three months ended March 31, 2010, over the same period in 2009. Interest expense increased $1.9 million primarily due to interest associated with our $150 million debt issuance in November 2009, partially offset by the fact that we did not incur any interest expense related to our bank credit facility, as we had no outstanding borrowings during the first three months of 2010. Amortization of deferred issuance costs, primarily related to our November 2009 debt issuance, increased $0.4 million in the first three months of 2010 over 2009.

Income tax provision – We recorded an income tax provision related to our continuing operations of $3.0 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively. The income tax provision in 2010 resulted primarily from an adjustment of our deferred taxes associated with our retiree health care liability as a result of health care legislation and built-in gains taxes on land sales, net of a tax benefit associated with pre-tax losses from Potlatch TRS. The income tax provision in 2009 resulted from built-in gains taxes on land sales, net of a tax benefit associated with pre-tax losses from Potlatch TRS.

Discontinued operations – The results of discontinued operations for the three months ended March 31, 2010 and 2009, included amounts associated with the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008. Discontinued operations for the 2009 period also included a pre-tax charge of $5.75 million related to a legal settlement arising from the sale of our OSB manufacturing facilities in 2004 and OSB-related legal expenses of $0.7 million.

DISCUSSION OF BUSINESS SEGMENTS

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2010	2009	(Decrease)
Segment Revenues:
Resource	$44,813	$47,206	$(2,393)
Real Estate	3,447	48,036	(44,589)
Wood Products	67,769	44,829	22,940

Total segment revenues, before eliminations	$116,029	$140,071	$(24,042)

Operating Income (Loss):
Resource	$9,921	$10,846	$(925)
Real Estate	1,898	41,512	(39,614)
Wood Products	5,228	(11,183)	16,411

Total segment operating income, before eliminations and adjustments, and corporate items	$17,047	$41,175	$(24,128)

Resource Segment – Revenues for the segment decreased $2.4 million, or 5%, during the first three months of 2010 from the same period in 2009, primarily as a result of 6% lower overall sales volumes in 2010 from 2009. During the first three months of 2009, excellent logging conditions and stable demand from customers in our Southern region allowed us to accelerate harvesting planned for later in the year, before lower demand and our planned harvest deferral began in the second quarter of 2009. In our Southern region, sawlog sales volumes increased 12% in the first three months of 2010 over the same period in 2009, while prices decreased 6%. Southern pulpwood sales volumes decreased 28%, while prices for pulpwood increased 2%. In our Northern region, sawlog sales volumes and prices increased less than 1% and 1%, respectively. Northern pulpwood sales volumes and prices decreased 24% and 4%, respectively. The pulpwood market in Idaho has declined recently due to a reduction in demand as a result of other companies’ closures of two large pulp manufacturing facilities in the Pacific Northwest.

Expenses for the segment decreased $1.5 million, or 4%, during the first quarter of 2010 from the first quarter of 2009. The decrease in expenses was primarily related to lower logging and hauling costs due to lower harvest levels.

Operating income for our Resource segment decreased $0.9 million, or 9%, for the first quarter of 2010 from the same period of 2009.

Real Estate Segment – Revenues decreased $44.6 million, expenses decreased $5.0 million and operating income decreased $39.6 million in the first three months of 2010 compared to the same period in 2009, all primarily due to the sale of approximately 24,500 acres of non-strategic timberlands in Arkansas for approximately $43.3 million in January 2009. Results for this segment depend to a large extent on the timing of closings of transactions for properties we sell and the types of properties sold.

During the first three months of 2010, we sold 2,435 acres of rural real estate for approximately $3.1 million, for an overall average price of $1,266 per acre. We also sold 192 acres of higher and better use, or HBU, property for approximately $0.3 million, for an overall average price of $1,902 per acre. During the first three months of 2009, land sales included approximately 24,500 acres of non-strategic timberlands in Arkansas in January 2009 for approximately $43.3 million, or $1,760 per acre, and another non-strategic land sale of approximately 3,000 acres for $500 per acre. In addition, in the first three months of 2009, rural real estate sales totaled 2,026 acres, at an average price of $1,214 per acre, and HBU land sales totaled approximately 432 acres, at an average price of $1,910 per acre.

Wood Products – Revenues for the segment increased $22.9 million, or 51%, in the three months ended March 31, 2010 over the same period in 2009, primarily due to lumber revenues. The higher lumber revenues were due to selling prices 26% higher than the previous year combined with a 28% increase in sales volumes. Two of our lumber mills ran at reduced production levels in the first three months of 2009 due to market conditions and lack of demand for manufactured wood products.

Expenses for the segment increased $6.5 million, or 12%, for the first quarter of 2010 over the same quarter of 2009. The increased expenses were the result of higher costs of sales associated with increased sales volumes.

The Wood Products segment reported operating income of $5.2 million for the first quarter of 2010, compared to an operating loss of $11.2 million in the same quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, our financial position included long-term debt of $368.5 million, compared to long-term debt of $368.4 million at December 31, 2009. Stockholders’ equity for the first three months of 2010 decreased $12.9 million primarily due to our regular quarterly cash distribution to common stockholders of $20.4 million, partially offset by net earnings of $1.2 million. The ratio of long-term debt to stockholders’ equity was 1.70 to 1 at March 31, 2010, compared to 1.60 to 1 at December 31, 2009.

Working capital totaled $45.4 million at March 31, 2010, a decrease of $17.8 million from the December 31, 2009 balance of $63.2 million. The significant changes in the components of working capital are as follows:

•	Short-term investments decreased $13.2 million primarily due to the payment of the regular quarterly cash distribution to common stockholders.

•	The current portion of long-term debt increased $5.0 million due to the scheduled maturity of $5.0 million of medium-term notes in January 2011.

•	Receivables increased $4.3 million primarily due to an increase in trade receivables as a result of increased sales volumes and prices.

•

Our logs, pulpwood, chips and sawdust inventories decreased $3.5 million, primarily due to increased production at our wood products manufacturing facilities, which decreased our inventory of logs, partially offset by a $1.3 million increase in lumber and other manufactured wood products inventories.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2009, are as follows:

(Dollars in thousands)
2010	$11
2011	5,011
2012	21,659
2013	8,413
2014	21,000

Cash Flows Summary

The following table presents information regarding our cash flows for the three months ended March 31, 2010 and 2009.

(Dollars in thousands)	Three Months Ended March 31,
	2010	2009
Cash flows from continuing operations:
Net cash provided by operations	$11,945	$41,600
Net cash provided by investing	11,678	12,555
Net cash used for financing	(22,317)	(53,189)

Cash flows provided by continuing operations	1,306	966
Cash flows of discontinued operations	(461)	(734)

Increase in cash	845	232
Cash at beginning of period	1,532	885

Cash at end of period	$2,377	$1,117

Net cash provided by operating activities from continuing operations for the first three months of 2010 totaled $11.9 million, compared to $41.6 million for the same period in 2009. The decrease was due to lower operating earnings, no proceeds deposited with the LKE intermediary and decreased cash from working capital changes in the first three months of 2010 compared to the same period in 2009.

Net cash provided by investing activities from continuing operations totaled $11.7 million and $12.6 million for the three months ended March 31, 2010 and 2009, respectively. In the first three months of 2010, a $13.2 million change in short-term investments was partially offset by $2.6 million of capital expenditures. In the first three months of 2009, a $15.5 million change in short-term investments was partially offset by $2.5 million of capital expenditures. Capital expenditures in both periods were primarily for reforestation activities and routine general replacement projects for our wood products manufacturing facilities.

Net cash used for financing activities from continuing operations totaled $22.3 million and $53.2 million for the three months ended March 31, 2010 and 2009, respectively. Net cash used for financing activities in the first three months of 2010 was primarily for payment of our regular quarterly cash distributions to common stockholders of $20.4 million. Net cash used for financing activities in the first three months of 2009 was primarily for a $33.1 million paydown on the outstanding balance of our bank credit facility and payment of our regular quarterly cash distributions to shareholders of $20.3 million.

Our regular quarterly cash distributions totaled $20.4 million in the first three months of 2010. Based on our outlook for 2010 and taking into account planned harvest activities, we expect to fund a majority of our 2010 annual cash distributions using the cash flows from our timberland operations and proceeds from real estate sales. Any shortfall between cash available for distribution from operations and our 2010 distributions to stockholders is expected to be funded through cash on hand, bank borrowings, or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it may be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of lower harvest activity during winter and early spring. Significant decreases in timber or real estate prices, reduced harvests or other factors that have a material adverse effect on the cash flows from our operations could result in our inability to maintain our current distribution rate.

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

Our board of directors, in its sole discretion, will determine the actual amount of distributions to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use, and future acquisitions and dispositions.

On November 3, 2009, we sold $150 million aggregate principal amount of senior notes. The notes are due on November 1, 2019, have an interest rate of 7.5% and were issued at a price equal to 98.284% of their face value. The notes are general unsecured obligations and are therefore not secured by our assets. They are equal in right of payment with all existing and future unsecured senior debt and are senior in right of payment to all existing and future senior subordinated and subordinated debt. The notes are effectively subordinated to all of our existing and future secured debt to the extent of the value of the assets securing such debt, including borrowings under our secured bank credit facility and approximately $71.3 million of other debt, which is secured by a pledge of the capital stock of our subsidiaries and by 659,600 acres of our timberlands in Idaho. The notes are unconditionally guaranteed by certain of our subsidiaries.

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

In connection with the issuance of the senior notes, we entered into a registration rights agreement with the initial purchasers of the senior notes. Under this agreement, we agreed to file a registration statement with the SEC pursuant to which we will offer to exchange the senior notes for notes with substantially similar terms that are registered under the Securities Act. In addition, if applicable interpretations of the staff of the SEC do not permit us to exchange the senior notes, we will be required to make available an effective shelf registration statement registering the resale of the senior notes. If the senior notes have not been registered on or before the 365th day after the date of their issuance, the interest rate applicable to the senior notes will be increased by 0.25% per annum for the first 90-day period and thereafter will be increased by an additional 0.25% per annum for each 90-day period that elapses, subject to a maximum of 1% per annum. The additional interest will accrue on the senior notes until an exchange offer has been completed or a shelf registration statement has been declared effective, as applicable. No amounts associated with the registration rights agreement have been recorded within the accompanying consolidated financial statements, as the likelihood that we would have to make any payments under the arrangement is considered remote. On April 6, 2010, we filed a registration statement with the SEC pursuant to which we will offer to exchange the senior notes and related subsidiary guarantees for notes and subsidiary guarantees with substantially similar terms that are registered under the Securities Act.

The terms of the notes limit our ability and the ability of any subsidiary guarantors to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, and create liens. With respect to the limitation on dividends and the repurchase of our capital stock, these restricted payments are permitted as follows:

•

We may use 100% of our Funds Available for Distribution, or FAD, for the period January 1, 2010 through the end of the quarter preceding the payment date, less cumulative restricted payments previously made from FAD during that period, to make restricted payments.

•

If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $90.8 million at March 31, 2010.

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

FAD, as defined in the indenture governing the senior notes, is earnings from continuing operations, plus depreciation, depletion and amortization, plus basis of real estate sold, and minus capital expenditures. For purposes of this definition, capital expenditures exclude all expenditures relating to direct or indirect timberland purchases in excess of $5 million. Under this definition, our FAD for the twelve months ended March 31, 2010 was $79.6 million and our distributions paid in this same twelve-month period were $81.2 million.

Our current secured bank credit facility, which expires on December 8, 2013, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $20 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Subject to certain conditions and agreement of the lenders, the facility may be increased by up to an additional $100 million. As of March 31, 2010, there were no borrowings outstanding under the revolving line of credit, and approximately $6.8 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at March 31, 2010 was $243.2 million. Loans made under our bank credit facility can be either (1) Eurodollar loans, which bear interest at the one-month LIBOR or (2) Base Rate loans, which bear interest equal to the highest of (a) the current Federal Funds Rate plus 1/2 of 1%, (b) the one-month LIBOR, or (c) the rate effectively equal to the bank’s prime rate. The interest rate we pay for borrowings under either type of loan includes an additional applicable rate of between 3.0% and 4.0%, based upon our Funded Indebtedness to Capitalization Ratio from the prior quarter. As of March 31, 2010, we were able to borrow under the bank credit facility with the additional applicable rate of 3.75%. We pay commitment fees of 0.5% on the unused balance of the bank credit facility.

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

The agreement governing our bank credit facility contains certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The bank credit facility also contains financial maintenance covenants establishing a minimum interest coverage ratio, a minimum collateral coverage ratio and a maximum funded indebtedness to capitalization ratio. We will be permitted to pay distributions to our stockholders under the terms of the credit facility so long as we remain in pro forma compliance with the financial maintenance covenants.

The table below sets forth the most restrictive covenants in the bank credit facility and our status with respect to these covenants as of March 31, 2010.

	Covenant Requirement	Actual Ratio at March 31, 2010

Minimum Interest Coverage Ratio	2.50 to 1.00 *	4.20 to 1.00
Minimum Collateral Coverage Ratio	2.25 to 1.00	3.66 to 1.00
Maximum Funded Indebtedness to Capitalization Ratio	60.0%	52.6%

*	Commencing October 1, 2010, the Minimum Interest Coverage Ratio will increase to 2.75 to 1.00 and commencing October 1, 2011, the Minimum Interest Coverage Ratio will increase to 3.00 to 1.00.

Events of default under the bank credit facility include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events.

We and several of our subsidiaries are parties to the bank credit agreement and eligible to borrow thereunder, subject to the $250 million aggregate credit limit and continued compliance with debt covenants. Any borrowings by one of these entities under the bank credit facility reduces the credit available for all the entities. As a result, borrowings by Potlatch TRS under the bank credit facility will, until repaid, reduce the amount of borrowings otherwise available to us for purposes such as the funding of quarterly distributions.

We believe that our cash, cash flows from continuing operations and available borrowings under our bank credit facility will be sufficient to fund our operations, regular stockholder distributions, capital expenditures and debt service obligations for the next twelve months. We cannot assure, however, that our business will generate sufficient cash flows from operations or that we will be in compliance with the financial covenants in our bank credit facility so that future borrowings thereunder will be available to us. Thus, our ability to fund our operations and stockholder distributions will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed above under the heading “Factors Influencing our Results of Operations and Cash Flows,” many of which are beyond our control.

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

The interest rates applied to borrowings under our bank credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our bank credit facility borrowings through the use of derivative financial instruments. There were no outstanding borrowings at March 31, 2010.

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

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands)

	Expected Maturity Date (as of March 31, 2010)						Total
	2010	2011	2012	2013	2014	Thereafter
Long-term debt:
Fixed rate	$11	$5,011	$21,659	$8,413	$21,000	$312,410	$368,504
Average interest rate	6.5%	8.6%	8.3%	7.5%	7.1%	7.1%	7.2%
Fair value at 3/31/10							$369,977

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

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

Date: April 29, 2010

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.