Form 10-Q
period 2010-06-30
POTLATCH CORP
filed 2010-07-30
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock of the registrant outstanding as of June 30, 2010 was 39,986,773.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.

Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands, except per-share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$128,978	$78,782	$234,396	$208,375

Costs and expenses:
Cost of goods sold	97,295	67,569	182,789	151,640
Selling, general and administrative expenses	9,401	10,589	17,846	20,200

	106,696	78,158	200,635	171,840

Earnings from continuing operations before interest and taxes	22,282	624	33,761	36,535
Interest expense, net	(7,089)	(4,872)	(14,177)	(9,676)

Earnings (loss) from continuing operations before taxes	15,193	(4,248)	19,584	26,859
Income tax (provision) benefit	(3,365)	7,940	(6,372)	5,604

Earnings from continuing operations	11,828	3,692	13,212	32,463

Discontinued operations:
Gain (loss) from discontinued operations	(136)	130	(440)	(6,424)
Income tax (provision) benefit	51	(56)	166	2,547

	(85)	74	(274)	(3,877)

Net earnings	$11,743	$3,766	$12,938	$28,586

Other comprehensive income, net of tax	450	1,077	7,075	2,032

Comprehensive income	$12,193	$4,843	$20,013	$30,618

Earnings per common share from continuing operations:
Basic	$0.29	$0.09	$0.33	$0.82
Diluted	0.29	0.09	0.33	0.81
Gain (loss) per common share from discontinued operations:
Basic	$—	$—	$(0.01)	$(0.10)
Diluted	—	—	(0.01)	(0.09)
Net earnings per common share:
Basic	$0.29	$0.09	$0.32	$0.72
Diluted	0.29	0.09	0.32	0.72
Distributions per common share	$0.51	$0.51	$1.02	$1.02
Average shares outstanding (in thousands):
Basic	39,972	39,745	39,930	39,743
Diluted	40,211	39,869	40,164	39,876

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Balance Sheets

Unaudited (Dollars in thousands, except per-share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$5,658	$1,532
Short-term investments	34,606	53,506
Receivables, net	28,044	18,161
Inventories	20,887	24,493
Other assets	66,605	24,006

Total current assets	155,800	121,698
Property, plant and equipment, net	69,139	75,839
Timber and timberlands, net	482,519	533,173
Deferred tax assets	60,930	64,873
Other assets	27,733	27,982

	$796,121	$823,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$5,011	$11
Accounts payable and accrued liabilities	57,009	58,462

Total current liabilities	62,020	58,473
Long-term debt	363,378	368,420
Liability for pensions and other postretirement employee benefits	143,122	149,398
Other long-term obligations	18,877	17,484
Stockholders’ equity	208,724	229,790

	$796,121	$823,565

Stockholders’ equity per common share	$5.22	$5.77
Working capital	$93,780	$63,225
Current ratio	2.5:1	2.1:1

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$12,938	$28,586
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Loss from discontinued operations	274	3,877
Depreciation, depletion and amortization	14,212	11,518
Proceeds from sales deposited with a like-kind exchange intermediary	—	(2,030)
Basis of real estate sold	4,713	6,864
Change in deferred taxes	7,268	(12,304)
Net loss on disposition of property, plant and equipment	1,105	—
Other	(995)	26
Working capital changes	(7,268)	718

Net cash provided by operating activities from continuing operations	32,247	37,255

CASH FLOWS FROM INVESTING
Change in short-term investments	18,901	19,199
Additions to property, plant and equipment	(5,881)	(6,079)
Proceeds from disposition of property, plant and equipment	3,100	—
Other, net	(1,088)	(201)

Net cash provided by investing activities from continuing operations	15,032	12,919

CASH FLOWS FROM FINANCING
Change in book overdrafts	(1,287)	380
Decrease in notes payable	—	(7,800)
Issuance of common stock	1,432	91
Change in long-term debt	136	(392)
Distributions to common stockholders	(40,759)	(40,540)
Employee tax withholdings on vested performance share awards	(1,967)	—
Other, net	(114)	(40)

Net cash used for financing activities from continuing operations	(42,559)	(48,301)

Cash flows provided by continuing operations	4,720	1,873
Cash flows from discontinued operations:
Operating cash flows	(649)	(580)
Investing cash flows	55	—

Increase in cash	4,126	1,293
Cash at beginning of period	1,532	885

Cash at end of period	$5,658	$2,178

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest, net of amount capitalized	$13,246	$16,059
Income taxes	1,582	(558)
Non-cash investing activity:
Additions to timber and timberlands	—	202
Non-cash financing activity:
Restricted cash payment from Clearwater Paper Corporation for the maturity of credit sensitive debentures (See Note 8 to 2009 Form 10-K)	—	106,250

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

The accompanying Consolidated Condensed Balance Sheets at June 30, 2010 and December 31, 2009, the Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters and six months ended June 30, 2010 and 2009, and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.

In December 2008, we completed the spin-off of Clearwater Paper Corporation, or Clearwater Paper, which owns and operates our former pulp-based manufacturing businesses, consisting of our former pulp and paperboard and consumer products segments, as well as our former wood products operations located in Lewiston, Idaho. In May 2008, our Prescott, Arkansas lumber mill permanently ceased operations due to poor market conditions. As a result, any expenses associated with Clearwater Paper and Prescott are classified within discontinued operations in the financial statements for the quarters and six months ended June 30, 2010 and 2009. Financial information for the quarter and six months ended June 30, 2009 includes a legal settlement and related legal expenses associated with the sale of our oriented strand board, or OSB, operations in 2004, as described in Note 4.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Reconciliation Act of 2010, was enacted in March 2010 and included a change in the deductibility of drug expenses reimbursed under the Medicare Part D retiree drug subsidy program beginning after 2012. As a result of this legislation, deferred taxes associated with our retiree health care liabilities based on prior law were required to be adjusted, resulting in a net charge to earnings in the first quarter of 2010 of approximately $3.0 million. In March 2010, we sold our Idaho particleboard manufacturing facility’s buildings and equipment. As a result of the sale, we recorded charges totaling $0.4 million, primarily related to severance benefits. During the quarter ended June 30, 2010, we sold the railroad we operated in Idaho resulting in a pre-tax loss of $1.8 million, which is recorded within cost of goods sold attributable to the Wood Products segment. During the quarter ended June 30, 2009, we recognized an income tax benefit resulting from the Federal tax credit allowed with respect to electricity produced from qualified energy resources and sold to an unrelated party. See Note 3 for additional information about this tax credit. All other adjustments were of a normal recurring nature.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 18, 2010.

NOTE 2.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 fair value measurements became effective for the first interim reporting period after December 15, 2009, and are therefore included in our 2010 quarterly Form 10-Q filings. Disclosures regarding activity within Level 3 fair value measurements become effective for the first interim reporting period after December 15, 2010. Refer to Note 12 for information and related disclosures regarding our fair value measurements.

In February 2010, the FASB issued Accounting Standards Update, or ASU, 2010-09. The update provides amendments to Accounting Standards Codification Subtopic 855-10 and states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. However, consistent with current GAAP, entities are required to evaluate subsequent events through the date that the financial statements are issued. This ASU was effective immediately and applied during preparation of the consolidated condensed financial statements.

NOTE 3.

Income Taxes

As a REIT, if we meet certain requirements, we generally will not be subject to federal and state corporate income taxes on our ordinary and capital gains income from our real estate investments that we distribute to our shareholders. We will, however, be subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) with respect to the REIT’s sale of any real property owned at such date within the first ten years following our conversion to a REIT. The built-in gains tax is eliminated or deferred if sale proceeds are reinvested in like-kind property in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sale agreement or timber deed.

We also sell REIT properties that result in gains that are not deferred in accordance with the like-kind exchange provisions of the Internal Revenue Code. For the quarters ended June 30, 2010 and 2009, we recorded income tax expense of $0 and $0.8 million, respectively, related to these sales. For the six months ended June 30, 2010 and 2009, we recorded income tax expense of $0.3 million and $12.1 million, respectively, related to these sales.

We incur federal and state corporate income taxes on earnings from our real estate sales and development activities and the wood products manufacturing operations conducted by Potlatch TRS. For the quarter ended June 30, 2010, we recorded an income tax provision related to the continuing operations of Potlatch TRS of $3.7 million, which was due to pre-tax income in that entity. For the quarter ended June 30, 2009, we recorded an income tax benefit related to the continuing operations of Potlatch TRS of $3.0 million, which was due to pre-tax losses in that entity. For the six months ended June 30, 2010, we recorded an income tax provision related to the continuing operations of Potlatch TRS of $3.5 million, which was due to pre-tax income in that entity. For the six months ended June 30, 2009, we recorded an income tax benefit related to the continuing operations of Potlatch TRS of $11.9 million, which was due to pre-tax losses in that entity.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Reconciliation Act of 2010, was enacted in March 2010 and included a change in the deductibility of drug expenses reimbursed under the Medicare Part D retiree drug subsidy program beginning after 2012. As a result of this legislation, deferred taxes associated with our retiree health care liabilities based on prior law were required to be adjusted, resulting in a net charge to earnings in the first quarter of 2010 of approximately $3.0 million. During the quarter ended June 30, 2010, we recorded an income tax benefit related to continuing operations of Potlatch TRS of $0.3 million attributable to the Part D reimbursements received during the quarter that were non-taxable.

During the quarter ended June 30, 2009, we recognized an income tax benefit of $5.8 million, classified within continuing operations, attributable to the years 2005 through 2008, resulting from the Federal tax credit allowed with respect to electricity produced from qualified energy resources and sold to an unrelated party. This tax credit expired at the end of 2009. The $0.2 million income tax benefit associated with the six months ended June 30, 2009 is reflected in the income tax benefit for continuing operations for both the quarter and six month period.

We reviewed our tax positions at June 30, 2010, and determined that no uncertain tax positions were taken during the first six months of 2010, and that no new information was available that would require derecognition of previously taken positions.

We reflect interest related to tax obligations, as well as penalties, in our provision for income taxes. During the quarters and six months ended June 30, 2010 and 2009, we reflected less than $0.1 million and $0, respectively, in interest and penalties. At June 30, 2010 and December 31, 2009, we had $1.0 million accrued as a receivable for interest with respect to open refunds.

NOTE 4.

Discontinued Operations

In December 2008, we completed the spin-off of Clearwater Paper, which owns and operates our former pulp-based manufacturing businesses, consisting of our former pulp and paperboard and consumer products segments, as well as our former wood products operations located in Lewiston, Idaho. In May 2008, our Prescott, Arkansas lumber mill permanently ceased operations due to poor market conditions. We are actively pursuing a sale of the assets associated with this facility. As a result, any expenses associated with Clearwater Paper and Prescott are classified within discontinued operations in the financial statements for the quarters and six months ended June 30, 2010 and 2009.

The results of discontinued operations for the quarter ended June 30, 2009, included OSB-related legal expenses of $0.1 million. The results of discontinued operations for the six months ended June 30, 2009, included a pre-tax charge of $5.75 million for the legal settlement related to the sale of our OSB manufacturing facilities in 2004, as well as $0.8 million of OSB-related legal expenses.

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

We use a qualified intermediary to facilitate LKE transactions. Proceeds from forward transactions are held by the intermediary and are classified as restricted cash, within non-current assets, because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. Proceeds from reverse transactions are not restricted because the funds are available upon demand; therefore, these proceeds are included in short-term investments. In the case of reverse transactions in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a long-term asset and included in “Timber and timberlands, net” in our Consolidated Condensed Balance Sheets and as “Deposits on timberlands” in the investing activities section of our Consolidated Condensed Statements of Cash Flows. Amounts deposited with a third party towards the potential future purchase of property that are not matched with LKE sales are also included in “Timber and timberlands, net” in our Consolidated Condensed Balance Sheets and as “Deposits on timberlands” in our Consolidated Condensed Statements of Cash Flows.

At June 30, 2010, and December 31, 2009, we had no proceeds from land sales deposited with a qualified LKE intermediary.

NOTE 6.

Earnings per Common Share

The following table reconciles the number of common shares used in calculating the basic and diluted earnings per share from continuing operations:

(Dollars in thousands, except per-share amounts)	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Earnings from continuing operations	$11,828	$3,692	$13,212	$32,463

Basic average common shares outstanding	39,972,087	39,744,604	39,930,065	39,743,463
Incremental shares due to:
Common stock options	110,450	19,366	102,361	14,159
Performance shares	95,597	78,877	99,859	90,208
Restricted stock units	32,835	26,611	31,450	27,787

Diluted average common shares outstanding	40,210,969	39,869,458	40,163,735	39,875,617

Basic earnings per common share from continuing operations	$0.29	$0.09	$0.33	$0.82

Diluted earnings per common share from continuing operations	$0.29	$0.09	$0.33	$0.81

For the quarter ended June 30, 2010, 81,162 performance share awards and 750 restricted stock units were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the quarter ended June 30, 2009, 112,269 performance share awards, 2,500 restricted stock units and options to purchase 126,178 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. Options to purchase 86,426 shares of common stock were also excluded from the computation of diluted earnings per share for the quarter ended June 30, 2009, because the per-share exercise prices of the stock options were greater than the average market price of our common stock during the period.

For the six months ended June 30, 2010, 81,162 performance share awards and 750 restricted stock units were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the six months ended June 30, 2009, 112,269 performance share awards, 21,720 restricted stock units and options to purchase 126,178 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. Options to purchase 86,426 shares of common stock were also excluded from the computation of diluted earnings per share for the six months ended June 30, 2009, because the per-share exercise prices of the stock options were greater than the average market price of our common stock during the period.

NOTE 7.

Equity-Based Compensation

At June 30, 2010, we had three stock incentive plans, the 1995, 2000 and 2005 plans, under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At June 30, 2010, no shares were available for future use under the 1995 Stock Incentive Plan, while approximately 101,000 and 522,000 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. We issue new shares of common stock to pay stock option exercises and to settle performance share awards and RSU awards.

During the quarter ended June 30, 2010, we recorded equity-based compensation expense of $1.0 million, of which $0.9 million related to performance shares and $0.1 million related to RSUs. During the quarter ended June 30, 2009, we recorded equity-based compensation expense of $0.9 million, of which $0.8 million related to performance shares and $0.1 million related to RSUs. During the six months ended June 30, 2010, we recorded equity-based compensation expense of $1.9 million, of which $1.6 million related to performance shares and $0.3 million related to RSUs. During the six months ended June 30, 2009, we recorded equity-based compensation expense of $1.8 million, of which $1.5 million related to performance shares and $0.3 million related to RSUs. All outstanding stock options were fully vested prior to January 2006. The net income tax benefit associated with our equity-based compensation expense totaled $0 and less than $0.1 for the three months ended June 30, 2010 and 2009, respectively, and $0 and $0.4 million for the six months ended June 30, 2010 and 2009, respectively.

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

Our outside directors also can each elect to defer compensation in the form of common stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of our common stock. We recorded director deferred compensation expense totaling $0.3 million and $0.2 million for the quarters ended June 30, 2010 and 2009, respectively. We recorded director deferred compensation expense totaling $0.9 million for the six months ended June 30, 2010, and income totaling less than $0.1 million for the six months ended June 30, 2009.

For the six months ended June 30, 2010 and 2009, there were no cash flows representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized as a financing cash inflow in the Consolidated Condensed Statements of Cash Flows.

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, were fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2010 or 2009.

A summary of outstanding stock options and changes during the six months ended June 30, 2010, is presented below:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	329,426	$21.14
Shares exercised	(68,001)	21.06	$597
Shares canceled or expired	—	—

Outstanding and exercisable at June 30	261,425	21.16	3,809

There were no unvested stock options outstanding during the six months ended June 30, 2010. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2009 was less than $0.1 million.

The following table summarizes information about stock options outstanding at June 30, 2010:

	Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$13.8594 to $16.6452	70,271	2.05 years	$15.21
$18.6083 to $19.2569	122,352	2.65 years	19.09
$30.9204	68,802	4.42 years	30.92

$13.8594 to $30.9204	261,425	2.95 years	21.16

Cash received from stock option exercises for the six months ended June 30, 2010 and 2009 was $1.4 million and less than $0.1 million, respectively. The actual tax benefits realized for tax deductions from option exercises totaled $0 for the quarters and six months ended June 30, 2010 and 2009.

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

The following table presents the key inputs used in calculating the fair value of the performance share awards in 2010 and 2009, and the resulting fair values:

	2010	2009
Shares granted	81,162	112,269
Stock price as of valuation date	$31.88	$24.30
Risk-free rate	1.29%	1.18%
Fair value of a performance share	$45.30	$33.32

A summary of outstanding performance share awards as of June 30, 2010, and changes during the six months ended June 30, 2010 is presented below:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	171,595	$40.04
Granted	81,162	45.30
Forfeited	(7,664)	39.23

Unvested shares outstanding at June 30	245,093	41.81	$8,264

As of June 30, 2010, there was $5.2 million of unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted average period of 1.65 years.

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

A summary of the status of outstanding RSU awards as of June 30, 2010, and changes during the six months ended June 30, 2010, is presented below:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	41,559	$32.57
Granted	16,559	32.55
Vested	(5,292)	44.47
Forfeited	(3,698)	29.90

Unvested shares outstanding at June 30	49,128	31.48	$1,755

For RSU awards granted during the period, the fair value of each share was determined on the date of grant using the grant date market price. The total fair value of RSU awards vested during the six months ended June 30, 2010 was $0.2 million.

As of June 30, 2010, there was $0.8 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is expected to be recognized over a weighted average period of 1.35 years.

NOTE 8.

Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Lumber and other manufactured wood products	$13,592	$14,057
Logs, pulpwood, chips and sawdust	3,973	5,973
Materials and supplies	3,322	4,463

	$20,887	$24,493

NOTE 9.

Other Assets

Other assets at the balance sheet dates consist of:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Current Other Assets:
Basis of real estate held for sale	$51,011	$8,905
Deferred tax assets	8,872	8,872
Prepaid expenses	3,642	3,094
Assets held for sale	3,080	3,135

	$66,605	$24,006

Noncurrent Other Assets:
Noncurrent investments	$20,721	$20,255
Deferred charges	6,842	7,341
Other	170	386

	$27,733	$27,982

The basis of real estate held for sale is primarily comprised of timberland in Wisconsin and Arkansas that we anticipate will be sold before year-end.

Noncurrent investments primarily consist of company-owned life insurance stated at cash surrender value. Deferred charges primarily consist of deferred financing costs, which are being amortized over the life of the associated debt.

NOTE 10.

Pension Plans and Other Postretirement Employee Benefits

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits, or OPEB, for the quarters and six months ended June 30, 2010 and 2009:

Quarters ended June 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$1,104	$1,424	$75	$406
Interest cost	5,405	5,781	911	1,930
Expected return on plan assets	(8,268)	(8,929)	—	—
Amortization of prior service cost (credit)	200	205	(2,135)	(246)
Amortization of actuarial loss	2,029	1,065	829	543
Curtailment loss	—	198	—	—

Net periodic cost (benefit)	$470	$(256)	$(320)	$2,633

Six months ended June 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$2,316	$2,848	$208	$812
Interest cost	10,825	11,562	1,986	3,860
Expected return on plan assets	(16,567)	(17,857)	—	—
Amortization of prior service cost (credit)	406	410	(4,286)	(492)
Amortization of actuarial loss	4,087	2,130	2,316	1,085
Curtailment loss (gain)	64	198	(320)	—

Net periodic cost (benefit)	$1,131	$(709)	$(96)	$5,265

As reported in our 2009 Annual Report on Form 10-K, our company-sponsored pension plans were underfunded at December 31, 2009. We are not required to make contributions during 2010 as a result of carry-forward credits that we earned from discretionary contributions made in prior periods. We estimate cash payments will total approximately $1.7 million in 2010 to our non-qualified supplemental pension plan. As of June 30, 2010, $0.9 million of contributions had been made. Payments to be made in 2010 for OPEB obligations represent benefit costs incurred during the year by eligible participants.

NOTE 11.

Comprehensive Income

The components of comprehensive income for the quarters and six months ended June 30, 2010 and 2009 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net earnings	$11,743	$3,766	$12,938	$28,586

Other comprehensive income (loss), net of tax
Defined benefit pension plans and OPEB obligations:
Amortization of prior service credit included in net periodic cost, net of tax of $(755), $(16), $(1,513) and $(32)	(1,180)	(25)	(2,367)	(50)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,115, $627, $2,498 and $1,254	1,743	981	3,905	1,961
Curtailment loss (gain), net of tax of $0, $77, $(100) and $ 77	—	121	(156)	121
Recognition of deferred taxes related to actuarial gain on OPEB obligations	(113)	—	5,693	—

Other comprehensive income, net of tax	450	1,077	7,075	2,032

Comprehensive income	$12,193	$4,843	$20,013	$30,618

Of the $0.5 million reported as other comprehensive income, net of tax, for the quarter ended June 30, 2010, $1.4 million and $(0.9) million related to our defined benefit pension plans and OPEB obligations, respectively. Of the $1.1 million reported as other comprehensive income, net of tax, for the quarter ended June 30, 2009, $0.9 million and $0.2 million related to our defined benefit pension plans and OPEB obligations, respectively.

Of the $7.1 million reported as other comprehensive income, net of tax, for the six months ended June 30, 2010, $2.8 million and $4.3 million related to our defined benefit pension plans and OPEB obligations, respectively. Of the $2.0 million reported as other comprehensive income, net of tax, for the six months ended June 30, 2009, $1.7 million and $0.3 million related to our defined benefit pension plans and OPEB obligations, respectively.

NOTE 12.

Financial Instruments

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We record all derivatives on our balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge.

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions.

On June 30, 2010, we entered into nine separate interest rate swap agreements with notional amounts totaling $68.25 million, each effective July 1, 2010, associated with our $22.5 million debentures and $45.75 million of our medium-term notes. The swaps converted interest payments with fixed rates ranging between 6.95% and 8.89% to a three-month LIBOR plus a spread between 4.738% and 7.8375%. The interest rate swaps terminate at various dates ranging from January 2011 to February 2018. Our risk management objective and strategy is to protect against the risk of adverse changes in fair value attributable to changes in the 3-month LIBOR swap rate, the designated benchmark interest rate being hedged, on $68.25 million of fixed-rate debt. All of the interest rate swaps qualify for and have been designated as fair value hedges under the “short-cut method” of FASB Accounting Standard Codification, or ASC, 815, Derivatives and Hedging. As such, the net changes in fair value of the derivatives and the net changes in fair value of the hedged items are each recorded within interest expense. As of June 30, 2010, we recognized a derivative liability within other long-term obligations of $0.2 million and a reduction to the carrying amount of our debt, representing the changes in fair value of the hedged items, of $0.2 million, with offsetting amounts reflected within interest expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of our financial instruments are as follows:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$40,264	$40,264	$55,038	$55,038
Derivative liability related to interest rate swaps (Level 2)	177	177	—	—
Long-term debt (including fair value adjustments related to fair value hedges) (Level 2)	368,389	369,278	368,431	364,978

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

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2	Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

For short-term investments, the carrying amount approximates fair value due to the short-term nature of the investments. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. For long-term debt for which there is no quoted market price, fair value is estimated based on average market prices for comparable liquid bonds. For both our derivative liability and associated adjustment to the hedged debt, the fair value is estimated based on the theoretical cost to cash settle the transactions on June 30, 2010, partially offset by the consideration of credit risk, or credit standing, of the counterparties to the transactions and the effect of any credit enhancements related to the transactions.

Significant transfers into and out of Level 1 occur on a routine basis based on our liquidity resources and requirements. Normal fluctuations occur due to items such as cash inflows from accounts receivable collections and cash outflows for items such as payrolls, accounts payable payments and quarterly dividend distributions. Level 2 financial instruments consist of long-term debt, derivative liability and associated adjustment to the hedged debt. As compared to December, 31, 2009, no significant transfers have occurred.

NOTE 13.

Commitments and Contingencies

In January 2007, the U.S. Environmental Protection Agency, or EPA, notified us that we are a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site and adjacent properties prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site (including adjacent properties). The range of cost estimates for the various alternatives to address the contamination at the entire site is from $0.7 million to $8.2 million. In April 2010, we were notified by the EPA that they determined the EE/CA report submitted by us contained deficiencies. Accordingly, the EPA will now be completing the EE/CA report for the Avery Landing site and also producing the Biological Assessment and Cultural Resources Evaluation reports. We anticipate the EPA will issue the reports in the fall of 2010. Currently we are under no legal obligation to implement any remedy selected by the EPA. We believe we have valid defenses available to limit our potential liability at the site. There is also the possibility of pursuing recovery from third parties as a means of further limiting our liability. As of June 30, 2010, we have accrued $0.7 million for this matter.

NOTE 14.

Segment Information

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Segment Revenues
Resource	$50,455	$27,288	$95,268	$74,494
Real Estate	10,456	4,697	13,903	52,733
Wood Products	77,166	54,701	144,935	99,530

	138,077	86,686	254,106	226,757
Elimination of intersegment revenues	(9,099)	(7,904)	(19,710)	(18,382)

Total consolidated revenues	$128,978	$78,782	$234,396	$208,375

Intersegment revenues or transfers
Resource	$9,099	$7,904	$19,710	$18,382

Total intersegment revenues or transfers	$9,099	$7,904	$19,710	$18,382

Operating Income (Loss)
Resource	$15,026	$4,525	$24,947	$15,371
Real Estate	5,117	1,507	7,015	43,019
Wood Products	5,956	(2,993)	11,184	(14,176)
Eliminations and adjustments	2,136	4,336	2,573	5,087

	28,235	7,375	45,719	49,301
Corporate	(13,042)	(11,623)	(26,135)	(22,442)

Earnings (loss) from continuing operations before taxes	$15,193	$(4,248)	$19,584	$26,859

NOTE 15.

Guarantor Subsidiaries

On November 3, 2009, Potlatch sold $150 million aggregate principal amount of 7.5% senior notes due on November 1, 2019. The notes are unconditionally guaranteed by certain of Potlatch’s subsidiaries. We filed a registration statement with the SEC, which was effective May 7, 2010, pursuant to which we offered to exchange the senior notes and related subsidiary guarantees for notes and subsidiary guarantees with substantially similar terms that are registered under the Securities Act. All of the original notes were tendered for the registered notes in June 2010.

In accordance with SEC rules, the registration of the notes does not result in a requirement to file periodically separate financial information with respect to an issuer, its guarantor subsidiaries and its non-guarantor subsidiaries where the parent entity has “no independent assets or operations,” the guarantees are full and unconditional and joint and several, and the non-guarantor subsidiaries are “minor,” all as defined by applicable SEC rules.

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

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, cash flows, the funding of our operations and debt service, the nature of our REIT income, dividend distributions, compliance with REIT tax rules, timber harvest levels, costs, manufacturing output, capital expenditures, the funding of our pension plans, tax refunds, FSC certification of our timberlands, future land sales and acquisitions, and like-kind exchanges and tax consequences. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those factors discussed in Item 1A of our Annual Report on Form 10-K, as well as the following:

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

As of June 30, 2010, our business was organized into three segments:

•

The business of our Resource segment consists of the management of our timberlands to optimize revenue producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads, as well as deriving ancillary revenues from hunting and recreation leases, biomass production, mineral rights and various leasing opportunities. For the first six months of 2010, Resource segment revenues were $95.3 million, representing approximately 38% of our revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $19.7 million for the six-month period.

•

The business of our Real Estate segment consists primarily of the sale of selected non-core timberland real estate. From time to time, we also take advantage of opportunities to sell timberland where we believe pricing to be particularly attractive, to match a sale with a purchase of more desirable property in order to utilize LKE tax-deferred transactions or to meet various financial and strategic objectives. The segment also plays an active role in negotiations for all timberland acquisitions, and engages in real estate subdivision and development activities through Potlatch TRS. Results for the segment depend on the demand for our non-core timberlands, the timing of closing of sales of properties and our ability to match sales of property with acquisitions in LKE transactions. Consequently, revenues for the segment are seldom comparable or predictable between periods. Real Estate segment revenues for the first six months of 2010 were $13.9 million, representing approximately 5% of our revenues from continuing operations, before elimination of intersegment revenues. The segment did not have intersegment revenues during the period.

In July 2010, we entered into an agreement to sell approximately 29,600 acres of timberland in Wisconsin and 11,900 acres in Arkansas to RMK Timberland Group, or RMK, a timber investment management organization, for approximately $29 million. The sale is expected to close by the end of August 2010. In addition, we granted RMK an option to purchase 29,100 additional acres in Wisconsin and another 17,400 acres in Arkansas during the fourth quarter of 2010 for approximately $35 million. The total Wisconsin sale includes all but approximately 1,200 acres of our land in Wisconsin, and those remaining Wisconsin properties are currently under contract to sell, or are expected to be sold within the next two to three years. All of the sale properties are held within Potlatch TRS. These properties are reported under “Current other assets” in our Consolidated Condensed Balance Sheets.

•

Our Wood Products segment manufactures lumber and plywood at five mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers for nationwide distribution primarily for use in home building and other construction activity. Wood Products segment revenues were $144.9 million for the first six months of 2010, representing approximately 57% of our revenues from continuing operations, before elimination of intersegment revenues. The segment did not have intersegment revenues during the period.

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

Fluctuating Timber Prices. Our results of operations and cash flows are materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors affecting demand, such as changes in economic conditions, construction activity levels, interest rates, credit availability, population growth and weather conditions, as well as changes in timber supply and other factors. All of these factors can vary by region and by timber type, such as sawlogs or pulpwood logs. In the first six months of 2010, average sawlog prices were approximately 12% and 4% higher in our Northern and Southern regions, respectively, compared to the same period in 2009. In the first six months of 2010, average pulpwood prices were approximately 4% lower in our Northern region and 10% higher in our Southern region compared to the same period in 2009.

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

Harvest Levels. Changes in harvest levels on our timberlands also may have a significant impact on our results of operations. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. In 2009, the overall harvest from our timberlands was 3.8 million tons. Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland acquisitions and sales, we expect the overall timber harvest from our lands in 2010 to be approximately 4.0 to 4.4 million tons, increasing to approximately 4.8 million tons annually over the next five to ten years, subject to adjustment depending upon market conditions. The pending sale of our Wisconsin acreage and the two tracts of timberlands in Arkansas reduced our annual expected harvest level from 5.1 million tons over the next five to ten years to approximately 4.8 million tons. Our future timber harvest levels will continue to be affected by acquisitions of additional timberlands and sales of existing timberlands.

On a short-term basis, we may adjust our timber harvest levels in response to market conditions. For example, due to strengthening sawlog prices, during the first six months of 2010 our sawlog harvest volumes increased 41% in our Northern region and 14% in our Southern region over the same period in 2009. A less robust pulpwood pricing environment resulted in a 10% and 16% decrease in pulpwood harvested in the Northern and Southern regions, respectively, compared to the 2009 period. We also experience seasonally lower harvest activity during the winter and spring due to weather conditions. In addition, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.

Demand for and Timing of Real Estate Sales. A number of factors, including availability of credit, a slowing of real estate development, changes in population growth patterns and changes in demographics could reduce the demand for our timberland as a real estate asset. In addition, changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use and development of real estate or changes in the political composition of governmental bodies could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business. The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the number of properties listed for sale, the seasonal nature of sales, the plans of adjacent landowners, and our expectations of future price appreciation. For example, our Real Estate segment revenues were $38.8 million higher in the first six months of 2009 compared to the same period in 2010, primarily due to a large non-strategic land sale of approximately 24,500 acres in Arkansas for approximately $43.3 million in January 2009. There was no comparable large real estate sale in the first six months of 2010. Delays in the completion of transactions or the termination of potential transactions may be beyond our control. These events could adversely affect our operating results.

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

The forest products industry in general and the wood products business in particular have been adversely affected since 2008 by the national decline in home building and the resulting weak demand and lower prices for wood products. In December 2009, we recorded a pre-tax asset impairment charge of $3.0 million related to our Idaho particleboard manufacturing assets. The fair value of the impaired assets was estimated based on expected future cash flows. In March 2010, we sold the particleboard manufacturing facility’s buildings and equipment, but not the underlying land. We entered into a lease agreement with the purchaser pursuant to which we will receive nominal lease revenues on the property for the next ten years. As a result of the sale, we recorded additional charges totaling $0.4 million, primarily related to severance benefits. These costs are reflected in the operating results of the Wood Products segment. Improving prices and demand for manufactured wood products in the first half of 2010 have caused other mills in our operating regions to restart their operations, and as a result, supply has increased and demand and prices have begun to drop. Consequently, we expect lower manufactured wood products prices for the second half of 2010, but not down to the low levels experienced in the first half of 2009.

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

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs, including revenues, costs and capital spending, are subject to frequent change for many different reasons, including the reasons previously described above under “Factors Influencing our Results of Operations and Cash Flows.” Because of the number of variables involved, the interrelationship between the variables and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions, and operations are reviewed, as appropriate, for impairment using the most current data available. For the six months ended June 30, 2010 and 2009, there were no impairment charges for any of our assets associated with our continuing operations.

Income taxes. We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets as specified in the Internal Revenue Code. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken, we believe that it is more likely than not that we will realize the benefits of these deductible differences and carryforwards, net of the existing valuation allowances at June 30, 2010. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified. Such tax planning strategies include the transfer of income-producing timberlands from the REIT to Potlatch TRS to generate taxable income sufficient to fund our pension and other postretirement employee benefit obligations.

Derivative instruments and hedging activities. We record all derivatives on our balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge.

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions.

On June 30, 2010, we entered into nine separate interest rate swap agreements with notional amounts totaling $68.25 million, each effective July 1, 2010, associated with our $22.5 million debentures and $45.75 million of our medium-term notes. The swaps converted interest payments with fixed rates ranging between 6.95% and 8.89% to a three-month LIBOR plus a spread between 4.738% and 7.8375%. The interest rate swaps terminate at various dates ranging from January 2011 to February 2018. Our risk management objective and strategy is to protect against the risk of adverse changes in fair value attributable to changes in the 3-month LIBOR swap rate, the designated benchmark interest rate being hedged, on $68.25 million of fixed-rate debt. All of the interest rate swaps qualify for and have been designated as fair value hedges under the “short-cut method” of FASB Accounting Standard Codification, or ASC, 815, Derivatives and Hedging. As such, the net changes in fair value of the derivatives and the net changes in fair value of the hedged items are each recorded within interest expense.

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

We sold our oriented strand board, or OSB, manufacturing facilities to Ainsworth Lumber Co. Ltd., or Ainsworth, in 2004. In 2006, Ainsworth filed a complaint against us, which we settled in April 2009 for $5.75 million. See Note 13 to our consolidated financial statements included in our 2009 Annual Report on Form 10-K for additional information regarding this settlement. The settlement amount and all related legal expenses have been accounted for as discontinued operations during the quarter and six months ended June 30, 2009.

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

Note 12 to our 2009 Annual Report on Form 10-K consolidated financial statements includes information on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense for the three years ended December 31, 2009, as well as the funded status for our pension plans and OPEB obligations as of December 31, 2009 and 2008. Note 10, “Pension Plans and Other Postretirement Employee Benefits,” of this Form 10-Q includes information on the components of pension and OPEB expense for the quarters and six months ended June 30, 2010 and 2009.

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

As a result of the steep downturn in the stock market in late 2008 and early 2009, our company-sponsored pension plans were underfunded at December 31, 2009 and 2008. In April 2009, an Internal Revenue Service pronouncement provided significant funding relief to single-employer defined benefit plan sponsors. Consequently, we were not required to make contributions during 2009 to our defined benefit plans. We are also not required to make contributions during 2010 as a result of carry-forward credits that we earned from discretionary contributions made in prior periods. We estimate cash payments will total approximately $1.7 million in 2010 to our non-qualified supplemental pension plan. As of June 30, 2010, $0.9 million of contributions had been made. Payments made for OPEB obligations represent benefit costs incurred during the year by eligible participants.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Reconciliation Act of 2010, was enacted in March 2010 and included a change in the deductibility of drug expenses reimbursed under the Medicare Part D retiree drug subsidy program beginning after 2012. As a result of this legislation, deferred taxes associated with our retiree health care liabilities based on prior law were required to be adjusted, resulting in a net charge to earnings in the first quarter of 2010 of approximately $3.0 million.

Periodic pension and OPEB expense are included in “Cost of goods sold” and “Selling, general and administrative expenses” in the Consolidated Condensed Statements of Operations and Comprehensive Income. The expense is allocated to all business segments. At June 30, 2010 and December 31, 2009, liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 to our 2009 Form 10-K consolidated financial statements for further discussion.

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

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

The following table sets forth period-to-period changes in items included in our Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters ended June 30, 2010 and 2009.

	Quarters Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2010	2009
Revenues	$128,978	$78,782	$50,196
Costs and expenses:
Cost of goods sold	97,295	67,569	29,726
Selling, general and administrative expenses	9,401	10,589	(1,188)

	106,696	78,158	28,538

Earnings from continuing operations before interest and taxes	22,282	624	21,658
Interest expense, net	(7,089)	(4,872)	(2,217)

Earnings (loss) from continuing operations before taxes	15,193	(4,248)	19,441
Income tax (provision) benefit	(3,365)	7,940	(11,305)

Earnings from continuing operations	11,828	3,692	8,136
Discontinued operations, net of tax	(85)	74	(159)

Net earnings	$11,743	$3,766	$7,977

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Revenues – Revenues increased $50.2 million, or 64%, in the quarter ended June 30, 2010, compared to the same period in 2009, due to increased revenues from all three business segments. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Cost of goods sold – Cost of goods sold increased $29.7 million, or 44%, in the second quarter of 2010 compared to the same period in 2009. The higher expenses were primarily due to increased log costs and other expenses associated with increased production at our wood products manufacturing facilities, higher logging and hauling expense and depletion from the Resource segment due to increased harvest levels and a higher cost basis of real estate sold.

Selling, general and administrative expenses – Selling, general and administrative expenses decreased $1.2 million, or 11%, in the quarter ended June 30, 2010 compared to the same period in 2009, primarily due to decreased employee benefits-related expenses.

Interest expense, net – Net interest expense increased $2.2 million, or 46%, in the second quarter of 2010 over the same period in 2009. Interest expense increased $1.8 million over the same period in 2009, primarily due to interest associated with our $150 million senior notes issuance in November 2009, partially offset by the fact that we did not incur any interest expense related to our bank credit facility, as we had no outstanding borrowings during the second quarter of 2010. Amortization of deferred issuance costs increased $0.4 million in the second quarter of 2010 over 2009, primarily related to our November senior notes issuance.

Income tax (provision) benefit – We recorded an income tax provision of $3.4 million and an income tax benefit of $7.9 million related to our continuing operations for the quarters ended June 30, 2010 and 2009, respectively. The income tax provision in the second quarter of 2010 resulted from pre-tax income of Potlatch TRS. The income tax benefit in the second quarter of 2009 resulted from pre-tax losses from Potlatch TRS and a federal tax credit associated with electricity produced from qualified energy resources and sold to an unrelated party, partially offset by built-in gains taxes on land sales in the period that we were not able to match for Section 1031 purposes. (See Note 3 to the financial statements for additional information related to the federal tax credit associated with the sale of electricity produced from qualified energy resources.)

Discontinued operations – The results of discontinued operations for the second quarters of both 2010 and 2009 included expenses associated with the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008. The results for the second quarter of 2009 also included OSB-related legal expenses of $0.1 million.

DISCUSSION OF BUSINESS SEGMENTS

	Quarters Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2010	2009
Segment Revenues:
Resource	$50,455	$27,288	$23,167
Real Estate	10,456	4,697	5,759
Wood Products	77,166	54,701	22,465

Total segment revenues, before intersegment eliminations	$138,077	$86,686	$51,391

Operating Income (Loss):
Resource	$15,026	$4,525	$10,501
Real Estate	5,117	1,507	3,610
Wood Products	5,956	(2,993)	8,949

Total segment operating income, before eliminations and adjustments, and corporate items	$26,099	$3,039	$23,060

Resource Segment – Revenues for the segment increased $23.2 million, or 85%, during the second quarter of 2010 over the same period in 2009, primarily as a result of a 46% increase in total sales volumes and a 29% increase in the weighted average price per ton. Our planned reduction in 2009 harvest levels, primarily in Idaho, took effect during the second quarter of 2009. In our Northern region, sawlog sales volumes and prices increased 148% and 22%, respectively. Northern pulpwood sales volumes increased 33% while prices decreased 4%. In our Southern region, sawlog sales volumes and prices increased 16% and 13%, respectively. Southern pulpwood sales volumes remained unchanged while prices for pulpwood increased 20%.

Expenses for the segment increased $12.7 million, or 56%, during the second quarter of 2010 over the second quarter of 2009, primarily due to higher logging and hauling expense and depletion due to the increased harvest levels.

Operating income for our Resource segment increased $10.5 million in the second quarter of 2010 over the same period in 2009.

Real Estate Segment – Revenues increased $5.8 million, expenses increased $2.2 million and operating income increased $3.6 million in the second quarter of 2010 compared to the same period in 2009. The increases are due to the number of acres sold, the types of properties sold and the sales prices per acre. Results for this segment depend to a large extent on the timing of closings of transactions for properties we sell and the types of properties sold.

The following table summarizes our real estate sales for the second quarters of 2010 and 2009:

	Quarters Ended June 30,
	2010		2009
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
HBU development	1,872	$2,014	628	$2,278
Rural real estate	3,294	1,097	2,927	1,116
Non-strategic timberlands	3,500	877	—	—

Total	8,666		3,555

Wood Products Segment – Revenues for the segment increased $22.5 million, or 41%, in the second quarter of 2010 over the same period in 2009, primarily due to average lumber selling prices per board foot being 34% higher than the previous year combined with a 9% increase in sales volumes.

Expenses for the segment increased $13.5 million, or 23%, in the second quarter of 2010 over the same quarter in 2009. The increased expenses were primarily the result of higher costs of sales associated with increased sales volumes. In addition, during the second quarter of 2010 we sold the railroad we operated in Idaho, which resulted in a pre-tax loss of $1.8 million.

The Wood Products segment reported operating income of $6.0 million for the second quarter of 2010, compared to an operating loss of $3.0 million in the same quarter of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth period-to-period changes in items included in our Consolidated Condensed Statements of Operations and Comprehensive Income for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2010	2009
Revenues	$234,396	$208,375	$26,021

Costs and expenses:
Cost of goods sold	182,789	151,640	31,149
Selling, general and administrative expenses	17,846	20,200	(2,354)

	200,635	171,840	28,795

Earnings from continuing operations before interest and taxes	33,761	36,535	(2,774)
Interest expense, net	(14,177)	(9,676)	(4,501)

Earnings from continuing operations before taxes	19,584	26,859	(7,275)
Income tax (provision) benefit	(6,372)	5,604	(11,976)

Earnings from continuing operations	13,212	32,463	(19,251)
Discontinued operations, net of tax	(274)	(3,877)	3,603

Net earnings	$12,938	$28,586	$(15,648)

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Revenues – Revenues increased $26.0 million, or 12%, in the six months ended June 30, 2010, compared to the same period in 2009, primarily due to increased revenues from the Wood Products and Resource segments, partially offset by decreased revenues from our Real Estate segment. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Cost of goods sold – Cost of goods sold increased $31.1 million, or 21%, in the first six months of 2010 compared to the same period in 2009. The higher expenses were primarily due to increased log costs and other expenses associated with increased production at our wood products manufacturing facilities, higher logging and hauling expense and depletion from the Resource segment due to increased harvest levels.

Selling, general and administrative expenses – Selling, general and administrative expenses decreased $2.4 million, or 12%, in the first six months of 2010 compared to the same period in 2009, primarily due to decreased compensation and benefits-related expenses in the first half of 2010.

Interest expense, net – Net interest expense increased $4.5 million, or 47%, in the first half of 2010 compared to the first half of 2009. Interest expense increased $3.7 million over the same period in 2009, primarily due to interest associated with our $150 million senior notes issuance in November 2009, partially offset by the fact that we did not incur any interest expense related to our bank credit facility, as we had no outstanding borrowings during the first six months of 2010. Amortization of deferred issuance costs increased $0.8 million in the first half of 2010 over 2009, primarily related to our November 2009 senior notes issuance.

Income tax (provision) benefit – We recorded an income tax provision of $6.4 million and an income tax benefit of $5.6 million related to our continuing operations for the six month periods ended June 30, 2010 and 2009, respectively. The income tax provision in the 2010 period was due to pre-tax income of Potlatch TRS. The income tax benefit in the 2009 period resulted from pre-tax losses from Potlatch TRS and a federal tax credit associated with electricity produced from qualified energy resources and sold to an unrelated party, partially offset by built-in gains taxes on land sales in the period that we were not able to match for Section 1031 purposes. (See Note 3 to the financial statements for additional information related to the federal tax credit associated with the sale of electricity produced from qualified energy resources.)

Discontinued operations – The results of discontinued operations for the six months ended June 30, 2010 and 2009 included expenses associated with the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008. The 2009 results also included a pre-tax charge of $5.75 million for the legal settlement related to the sale of our OSB manufacturing facilities in 2004, as well as $0.8 million of OSB-related legal expenses.

DISCUSSION OF BUSINESS SEGMENTS

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2010	2009
Segment Revenues:
Resource	$95,268	$74,494	$20,774
Real Estate	13,903	52,733	(38,830)
Wood Products	144,935	99,530	45,405

Total segment revenues, before intersegment eliminations	$254,106	$226,757	$27,349

Operating Income (Loss):
Resource	$24,947	$15,371	$9,576
Real Estate	7,015	43,019	(36,004)
Wood Products	11,184	(14,176)	25,360

Total segment operating income, before eliminations and adjustments, and corporate items	$43,146	$44,214	$(1,068)

Resource Segment – Revenues for the segment increased $20.8 million, or 28%, during the first six months of 2010 over the same period in 2009, primarily as a result of a 14% increase in total sales volumes and a 13% increase in the weighted average price per ton. Our 2009 planned harvest deferral began in the second quarter of 2009. In our Northern region, sawlog sales volumes and prices increased 41% and 12%, respectively. Northern pulpwood sales volumes and prices decreased 10% and 4%, respectively. The pulpwood market in Idaho declined during the first half of 2010 due to a region-wide reduction in demand as a result of other companies’ closures of two large pulp manufacturing facilities in the Pacific Northwest. In our Southern region, sawlog sales volumes and prices increased 14% and 4%, respectively, in the first six months of 2010 over the same period in 2009. Southern pulpwood sales volumes decreased 16%, while prices for pulpwood increased 10%.

Expenses for the segment increased $11.2 million, or 19%, during the first six months of 2010 over the same period in 2009, primarily due to higher logging and hauling expense and depletion due to the increased harvest levels.

Operating income for our Resource segment increased $9.6 million, or 62%, for the first six months of 2010 over the same period in 2009.

Real Estate Segment – Revenues decreased $38.8 million, expenses decreased $2.8 million and operating income decreased $36.0 million in the first six months of 2010 compared to the same period in 2009, all primarily due to the sale of approximately 24,500 acres of non-strategic timberlands in Arkansas for approximately $43.3 million in January 2009. Results for this segment depend to a large extent on the timing of closings of transactions for properties we sell and the types of properties sold.

The following table summarizes our real estate sales for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010		2009
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
HBU development	2,064	$2,004	1,060	$2,128
Rural real estate	5,729	1,169	4,953	1,156
Non-strategic timberlands	3,500	877	27,551	1,624

Total	11,293		33,564

Wood Products Segment – Revenues for the segment increased $45.4 million, or 46%, in the first six months of 2010 over the same period in 2009, primarily due to average lumber selling prices per board foot 30% higher than the previous year combined with an 18% increase in sales volumes. Several of our mills ran at reduced production levels in the first half of 2009 due to market conditions and lack of demand for manufactured wood products.

Expenses for the segment increased $20.0 million, or 18%, for the first six months of 2010 over the same period in 2009. The increased expenses were the result of higher costs of sales associated with increased sales volumes. In addition, during the second quarter of 2010 we sold the railroad we operated in Idaho, which resulted in a pre-tax loss of $1.8 million.

The Wood Products segment reported operating income of $11.2 million for the first six months of 2010, compared to an operating loss of $14.2 million in the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, our financial position included long-term debt of $368.4 million, including current installments on long-term debt of $5.0 million. Stockholders’ equity for the first six months of 2010 decreased $21.1 million primarily due to our regular quarterly cash distributions to common stockholders of $40.8 million, partially offset by net earnings of $12.9 million. The ratio of long-term debt to stockholders’ equity was 1.76 to 1 at June 30, 2010, compared to 1.60 to 1 at December 31, 2009.

Working capital totaled $93.8 million at June 30, 2010, an increase of $30.6 million from the December 31, 2009 balance of $63.2 million. The significant changes in the components of working capital are as follows:

•

Other current assets increased $42.6 million primarily due to the reclassification of timberland in Wisconsin and Arkansas that we anticipate will be sold before year-end from a noncurrent asset status to current.

•

Short-term investments decreased $18.9 million primarily due to the payment of the regular quarterly cash distribution to common stockholders, partially offset by improved business results that have generated additional available cash for operations.

•	Receivables increased $9.9 million primarily due to an increase in trade receivables as a result of increased sales volumes and prices.

•	The current portion of long-term debt increased $5.0 million due to the scheduled maturity of $5.0 million of medium-term notes in January 2011.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2010, are as follows:

(Dollars in thousands)
2011	$5,011
2012	21,662
2013	8,413
2014	21,000
2015	22,500

Cash Flows Summary

The following table presents information regarding our cash flows for the six months ended June 30, 2010 and 2009.

(Dollars in thousands)	Six Months Ended June 30,
	2010	2009
Cash flows from continuing operations:
Net cash provided by operations	$32,247	$37,255
Net cash provided by investing	15,032	12,919
Net cash used for financing	(42,559)	(48,301)

Cash flows provided by continuing operations	4,720	1,873
Cash flows used for discontinued operations	(594)	(580)

Increase in cash	4,126	1,293
Cash at beginning of period	1,532	885

Cash at end of period	$5,658	$2,178

Net cash provided by operating activities from continuing operations for the first six months of 2010 totaled $32.2 million, compared to $37.3 million for the same period in 2009. The decrease was primarily due to lower operating earnings, no proceeds deposited with the LKE intermediary, changes in deferred taxes and decreased cash from working capital changes in the first six months of 2010 compared to the same period in 2009.

Net cash provided by investing activities from continuing operations totaled $15.0 million and $12.9 million for the six months ended June 30, 2010 and 2009, respectively. In the first six months of 2010, an $18.9 million change in short-term investments and $3.1 million of proceeds from the disposition of property, plant and equipment was partially offset by $5.9 million of capital expenditures. In the first six months of 2009, a $19.2 million change in short-term investments was partially offset by $6.1 million of capital expenditures. Capital expenditures in both periods were primarily for reforestation activities and routine general replacement projects for our wood products manufacturing facilities.

Net cash used for financing activities from continuing operations totaled $42.6 million and $48.3 million for the six months ended June 30, 2010 and 2009, respectively. Net cash used for financing activities in the first six months of 2010 was primarily for payment of our regular quarterly cash distributions to common stockholders of $40.8 million. Net cash used for financing activities in the first six months of 2009 was primarily for payment of our regular quarterly cash distributions to stockholders of $40.5 million and a $7.8 million paydown on the outstanding balance of our bank credit facility.

Our regular quarterly cash distributions totaled $40.8 million in the first six months of 2010. Based on our outlook for 2010 and taking into account planned harvest and real estate sales activities, we expect to fund a majority of our 2010 annual cash distributions using the cash flows from our timberland operations and proceeds from real estate sales. Any shortfall between cash available for distribution from operations and our 2010 distributions to stockholders is expected to be funded through cash on hand, bank borrowings, or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it may be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of lower harvest activity during winter and early spring. Significant decreases in timber or real estate prices, reduced harvests or real estate sales activities, or other factors that have a material adverse effect on the cash flows from our operations could result in our inability to maintain our current distribution rate.

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

On November 3, 2009, we sold $150 million aggregate principal amount of senior notes. The notes are due on November 1, 2019, have an interest rate of 7.5% and were issued at a price equal to 98.284% of their face value. The notes are general unsecured obligations and are therefore not secured by our assets. They are equal in right of payment with all existing and future unsecured senior debt and are senior in right of payment to all existing and future senior subordinated and subordinated debt. The notes are effectively subordinated to all of our existing and future secured debt to the extent of the value of the assets securing such debt, including borrowings under our secured bank credit facility and approximately $71.3 million of other debt, which is secured by a pledge of the capital stock of our subsidiaries and by 640,900 acres of our timberlands in Idaho. The notes are unconditionally guaranteed by certain of our subsidiaries.

We have the option to redeem all or a portion of the notes at any time before maturity at a redemption price equal to 100% of the principal amount thereof plus a premium and accrued and unpaid interest. In addition, at any time prior to November 1, 2012, we have the option to redeem up to 35% of the principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price equal to 107.5% of the principal amount thereof plus accrued interest.

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

•

If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $90.1 million at June 30, 2010.

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

FAD, as defined in the indenture governing the senior notes, is earnings from continuing operations, plus depreciation, depletion and amortization, plus basis of real estate sold, and minus capital expenditures. For purposes of this definition, capital expenditures exclude all expenditures relating to direct or indirect timberland purchases in excess of $5 million. Under this definition, our FAD for the twelve months ended June 30, 2010 was $92.6 million and our distributions paid in this same twelve-month period were $81.4 million.

Our current secured bank credit facility, which expires on December 8, 2013, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $20 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Subject to certain conditions and agreement of the lenders, the facility may be increased by up to an additional $100 million. As of June 30, 2010, there were no borrowings outstanding under the revolving line of credit, and approximately $6.8 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at June 30, 2010 was $243.2 million. Loans made under our bank credit facility can be either (1) Eurodollar loans, which bear interest at the one-month LIBOR or (2) Base Rate loans, which bear interest equal to the highest of (a) the current Federal Funds Rate plus 1/2 of 1%, (b) the one-month LIBOR, or (c) the rate effectively equal to the bank’s prime rate. The interest rate we pay for borrowings under either type of loan includes an additional applicable rate of between 3.0% and 4.0%, based upon our Funded Indebtedness to Capitalization Ratio from the prior quarter. As of June 30, 2010, we were able to borrow under the bank credit facility with the additional applicable rate of 3.75%. We pay commitment fees of 0.5% on the unused balance of the bank credit facility.

The bank credit facility is secured by a pledge of the capital stock of our subsidiaries and by 640,900 acres of our timberlands in Idaho to satisfy the minimum collateral coverage ratio, as described below. This pledge is on an equal rights of payment and level of seniority basis with the $22.5 million principal amount of 6.95% debentures due 2015 and the $48.8 million principal amount of medium-term notes due 2011 through 2022.

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

The table below sets forth the most restrictive covenants in the bank credit facility and our status with respect to these covenants as of June 30, 2010.

	Covenant Requirement	Actual Ratio at June 30, 2010
Minimum Interest Coverage Ratio	2.50 to 1.00 *	4.81 to 1.00
Minimum Collateral Coverage Ratio	2.25 to 1.00	3.56 to 1.00
Maximum Funded Indebtedness to Capitalization Ratio	60.0%	53.3%

*	Commencing October 1, 2010, the Minimum Interest Coverage Ratio will increase to 2.75 to 1.00 and commencing October 1, 2011, the Minimum Interest Coverage Ratio will increase to 3.00 to 1.00.

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

In January 2007, the U.S. Environmental Protection Agency, or EPA, notified us that we are a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site and adjacent properties prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site (including adjacent properties). The range of cost estimates for the various alternatives to address the contamination at the entire site is from $0.7 million to $8.2 million. In April 2010, we were notified by the EPA that they determined the EE/CA report submitted by us contained deficiencies. Accordingly, the EPA will now be completing the EE/CA report for the Avery Landing site and also producing the Biological Assessment and Cultural Resources Evaluation reports. We anticipate the EPA will issue the reports in the fall of 2010. Currently we are under no legal obligation to implement any remedy selected by the EPA. We believe we have valid defenses available to limit our potential liability at the site. There is also the possibility of pursuing recovery from third parties as a means of further limiting our liability. As of June 30, 2010, we have accrued $0.7 million for this matter.

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

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on financial instruments includes interest rate risk on our short-term investments, bank credit facility and interest rate swap agreements.

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

The interest rates applied to borrowings under our bank credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our bank credit facility borrowings through the use of derivative financial instruments. There were no outstanding borrowings at June 30, 2010.

The majority of our long-term debt is fixed rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. However, on June 30, 2010, we entered into interest rate swap agreements, effective July 1, 2010, on $68.25 million of fixed rate debt securities, or approximately 19% of our long-term debt. The swaps converted interest payments with fixed rates ranging between 6.95% and 8.89% to a three-month LIBOR plus a spread between 4.738% and 7.8375%.

The major debt rating agencies routinely evaluate our debt and our access to capital, and our costs of borrowing can increase or decrease depending on our credit rating. Since October 2005, S&P has rated our senior unsecured debt at BB. In December 2008, S&P raised its issue-level rating on our existing notes and debentures to BB+. In February 2010, S&P affirmed our BB rating, with a stable outlook. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in January 2010.

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands)

	Expected Maturity Date (as of June 30, 2010)
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt:
Fixed rate	$0	$5,011	$21,662	$8,413	$21,000	$315,335	$371,421
Average interest rate	0%	8.6%	8.3%	7.5%	7.1%	7.1%	7.2%
Fair value at 6/30/10							$369,278

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.

Legal Proceedings

We are a party to various legal proceedings arising in the ordinary course of business, which we do not believe to be material to our business, financial condition or liquidity.

ITEM 6.

Exhibits

The exhibit index is located on page 34 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION

July 30, 2010	/s/ Eric J. Cremers
Date	Eric J. Cremers
Vice President, Finance & Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)

July 30, 2010	/s/ Terry L. Carter
Date	Terry L. Carter
Controller and Treasurer (Duly Authorized Officer & Principal Accounting Officer)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101	The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on July 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters and six months ended June 30, 2010 and 2009, (ii) the Consolidated Condensed Balance Sheets at June 30, 1020 and December 31, 2009, (iii) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.