Form 10-Q
period 2010-09-30
POTLATCH CORP
filed 2010-10-29
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock of the registrant outstanding as of September 30, 2010 was 40,006,521.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.

Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands, except per-share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$158,877	$163,716	$393,273	$372,091

Costs and expenses:
Cost of goods sold	122,205	104,372	304,994	256,012
Selling, general and administrative expenses	10,062	14,560	27,908	34,760

	132,267	118,932	332,902	290,772

Earnings from continuing operations before interest and taxes	26,610	44,784	60,371	81,319
Interest expense, net	(6,858)	(5,095)	(21,035)	(14,771)

Earnings from continuing operations before taxes	19,752	39,689	39,336	66,548
Income tax (provision) benefit	(1,588)	6,333	(7,960)	11,937

Earnings from continuing operations	18,164	46,022	31,376	78,485

Discontinued operations:
Loss from discontinued operations	(161)	(300)	(601)	(6,724)
Income tax benefit	77	117	243	2,664

	(84)	(183)	(358)	(4,060)

Net earnings	$18,080	$45,839	$31,018	$74,425

Other comprehensive income, net of tax	657	1,816	7,732	3,848

Comprehensive income	$18,737	$47,655	$38,750	$78,273

Earnings per common share from continuing operations:
Basic	$0.45	$1.16	$0.79	$1.97
Diluted	0.45	1.15	0.78	1.97
Loss per common share from discontinued operations:
Basic	$—	$(0.01)	$(0.01)	$(0.10)
Diluted	—	—	(0.01)	(0.10)
Net earnings per common share:
Basic	$0.45	$1.15	$0.78	$1.87
Diluted	0.45	1.15	0.77	1.87
Distributions per common share	$0.51	$0.51	$1.53	$1.53
Average shares outstanding (in thousands):
Basic	40,000	39,765	39,954	39,751
Diluted	40,234	39,920	40,194	39,892

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Balance Sheets

Unaudited (Dollars in thousands, except per-share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$5,382	$1,532
Short-term investments	65,666	53,506
Receivables, net	27,820	18,161
Inventories	25,675	24,493
Other assets	45,402	24,006

Total current assets	169,945	121,698
Property, plant and equipment, net	67,919	75,839
Timber and timberlands, net	479,696	533,173
Deferred tax assets	58,869	64,873
Other assets	29,706	27,982

	$806,135	$823,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$5,011	$11
Accounts payable and accrued liabilities	68,742	58,462

Total current liabilities	73,753	58,473
Long-term debt	365,104	368,420
Liability for pensions and other postretirement employee benefits	140,496	149,398
Other long-term obligations	18,620	17,484
Stockholders’ equity	208,162	229,790

	$806,135	$823,565

Stockholders’ equity per common share	$5.20	$5.77
Working capital	$96,192	$63,225
Current ratio	2.3:1	2.1:1

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$31,018	$74,425
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Loss from discontinued operations	358	4,060
Depreciation, depletion and amortization	23,638	26,906
Proceeds from sales deposited with a like-kind exchange intermediary	(260)	(2,030)
Basis of real estate sold	25,492	9,730
Change in deferred taxes	8,801	(18,145)
Net loss on disposition of property, plant and equipment	1,102	—
Other, net	(1,482)	1,782
Working capital changes	(4,876)	18,896

Net cash provided by operating activities from continuing operations	83,791	115,624

CASH FLOWS FROM INVESTING
Change in short-term investments	(12,160)	21,361
Additions to property, plant and equipment	(10,658)	(11,848)
Proceeds from disposition of property, plant and equipment	3,110	—
Other, net	(1,670)	(444)

Net cash (used for) provided by investing activities from continuing operations	(21,378)	9,069

CASH FLOWS FROM FINANCING
Change in book overdrafts	3,778	1,143
Decrease in notes payable	—	(56,600)
Issuance of common stock	1,664	494
Change in long-term debt	209	(383)
Distributions to common stockholders	(61,161)	(60,821)
Employee tax withholdings on vested equity-based compensation	(2,075)	—
Other, net	(111)	63

Net cash used for financing activities from continuing operations	(57,696)	(116,104)

Cash flows provided by continuing operations	4,717	8,589
Cash flows (used for) provided by discontinued operations:
Operating cash flows	(926)	(8,086)
Investing cash flows	59	—

Increase in cash	3,850	503
Cash at beginning of period	1,532	885

Cash at end of period	$5,382	$1,388

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest, net of amount capitalized	$14,405	$17,757
Income taxes	1,434	(2,161)
Non-cash investing activity:
Additions to timber and timberlands	—	202
Non-cash financing activity:
Restricted cash payment from Clearwater Paper Corporation for the maturity of credit sensitive debentures (See Note 8 to the 2009 Form 10-K)	—	106,250

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

The accompanying Consolidated Condensed Balance Sheets at September 30, 2010 and December 31, 2009, the Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters and nine months ended September 30, 2010 and 2009, and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.

In December 2008, we completed the spin-off of Clearwater Paper Corporation, or Clearwater Paper, which owns and operates our former pulp-based manufacturing businesses, consisting of our former pulp and paperboard and consumer products segments, as well as our former wood products operations located in Lewiston, Idaho. In May 2008, our Prescott, Arkansas lumber mill permanently ceased operations due to poor market conditions. We sold our oriented strand board, or OSB, manufacturing facilities to Ainsworth Lumber Co. Ltd., or Ainsworth, in 2004. In 2006, Ainsworth filed a complaint against us, which we settled in April 2009. As a result, any expenses associated with Clearwater Paper, Prescott and the OSB settlement are classified within discontinued operations in the financial statements for the quarters and nine months ended September 30, 2010 and 2009.

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

NOTE 3.

Income Taxes

As a REIT, if we meet certain requirements, we generally will not be subject to federal and state corporate income taxes on our ordinary and capital gains income from our real estate investments that we distribute to our shareholders. We will, however, be subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) with respect to the REIT’s sale of any real property owned at such date within the first ten years following our conversion to a REIT except for sales occurring in 2011. The Small Business Jobs Act of 2010, enacted on September 27, 2010, modifies the built-in gains provisions to exempt sales of real properties by a REIT in 2011, if five years of the recognition period has elapsed before January 1, 2011. The built-in gains tax is eliminated or deferred if sale proceeds are reinvested in like-kind property in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sale agreement or timber deed.

We also sell REIT properties that result in gains that are not deferred in accordance with the like-kind exchange provisions of the Internal Revenue Code. For the quarters ended September 30, 2010 and 2009, we recorded income tax expense of $0.1 and $0.4 million, respectively, related to these sales. For the nine months ended September 30, 2010 and 2009, we recorded income tax expense of $0.4 million and $12.5 million, respectively, related to these sales.

We incur federal and state corporate income taxes on earnings from our real estate sales and development activities and the wood products manufacturing operations conducted by Potlatch TRS. For the quarter ended September 30, 2010, we recorded an income tax provision related to the continuing operations of Potlatch TRS of $1.6 million, which was due to pre-tax income in that entity. For the quarter ended September 30, 2009, we recorded an income tax benefit related to the continuing operations of Potlatch TRS of $5.2 million, which was due to pre-tax losses in that entity. For the nine months ended September 30, 2010, we recorded an income tax provision related to the continuing operations of Potlatch TRS of $5.1 million, which was due to pre-tax income in that entity. For the nine months ended September 30, 2009, we recorded an income tax benefit related to the continuing operations of Potlatch TRS of $17.1 million, which was due to pre-tax losses in that entity.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Reconciliation Act of 2010, was enacted in March 2010 and included a change in the deductibility of drug expenses reimbursed under the Medicare Part D retiree drug subsidy program beginning after 2012. As a result of this legislation, deferred taxes associated with our retiree health care liabilities based on prior law were required to be adjusted, resulting in a net charge to earnings in the first quarter of 2010 of approximately $3.0 million. During the nine months ended September 30, 2010, we recorded income tax benefits related to continuing operations of Potlatch TRS of $0.3 million attributable to the Part D reimbursements received during the period that were non-taxable.

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

We reviewed our tax positions at September 30, 2010, and determined that no uncertain tax positions were taken during the first nine months of 2010, and that no new information was available that would require derecognition of previously taken positions.

We reflect interest related to tax obligations and overpayments, as well as penalties, in our provision for income taxes. During the quarter and nine months ended September 30, 2010, we reflected less than $0.1 million in interest income net of penalties. During the quarter and nine months ended September 30, 2009, we reflected $0.3 million in interest income net of penalties. At September 30, 2010 and December 31, 2009, we had $1.0 million accrued as a receivable for interest with respect to open refunds.

NOTE 4.

Discontinued Operations

In December 2008, we completed the spin-off of Clearwater Paper, which owns and operates our former pulp-based manufacturing businesses, consisting of our former pulp and paperboard and consumer products segments, as well as our former wood products operations located in Lewiston, Idaho. In May 2008, our Prescott, Arkansas lumber mill permanently ceased operations due to poor market conditions. We are actively pursuing a sale of the assets associated with this facility. We sold our oriented strand board, or OSB, manufacturing facilities to Ainsworth Lumber Co. Ltd., or Ainsworth, in 2004. In 2006, Ainsworth filed a complaint against us, which we settled in April 2009. As a result, any expenses associated with Clearwater Paper, Prescott and the OSB settlement are classified within discontinued operations in the financial statements for the quarters and nine months ended September 30, 2010 and 2009.

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

We use a qualified intermediary to facilitate LKE transactions. Proceeds from forward transactions are held by the intermediary and are classified as restricted cash, within non-current other assets, because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. Proceeds from reverse transactions are not restricted because the funds are available upon demand; therefore, these proceeds are included in short-term investments. In the case of reverse transactions in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a long-term asset and included in “Timber and timberlands, net” in our Consolidated Condensed Balance Sheets and as “Deposits on timberlands” in the investing activities section of our Consolidated Condensed Statements of Cash Flows. Amounts deposited with a third party towards the potential future purchase of property that are not matched with LKE sales are also included in “Timber and timberlands, net” in our Consolidated Condensed Balance Sheets and as “Deposits on timberlands” in our Consolidated Condensed Statements of Cash Flows.

At September 30, 2010, we had $0.3 million of proceeds from land sales deposited with a qualified LKE intermediary classified as restricted cash, within non-current other assets on our Consolidated Condensed Balance Sheets. At December 31, 2009, we had no proceeds from land sales deposited with a qualified LKE intermediary. These proceeds, when deposited with the qualified LKE intermediary, are included as non-cash adjustments to net earnings from continuing operations in the Consolidated Condensed Statements of Cash Flows.

NOTE 6.

Earnings per Common Share

The following table reconciles the number of common shares used in calculating basic and diluted earnings per share from continuing operations:

(Dollars in thousands, except per-share amounts)	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Earnings from continuing operations	$18,164	$46,022	$31,376	$78,485

Basic average common shares outstanding	40,000,396	39,764,675	39,954,008	39,750,684
Incremental shares due to:
Common stock options	95,335	25,208	95,595	17,600
Performance shares	108,097	111,210	115,739	104,531
Restricted stock units	30,035	19,342	29,128	18,751

Diluted average common shares outstanding	40,233,863	39,920,435	40,194,470	39,891,566

Basic earnings per common share from continuing operations	$0.45	$1.16	$0.79	$1.97

Diluted earnings per common share from continuing operations	$0.45	$1.15	$0.78	$1.97

For the quarter ended September 30, 2010, 81,162 performance share awards and 750 restricted stock units were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the quarter ended

September 30, 2009, options to purchase 52,134 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. Options to purchase 85,391 shares of common stock were also excluded from the computation of diluted earnings per share for the quarter ended September 30, 2009, because the per-share exercise prices of the stock options were greater than the average market price of our common stock during the period.

For the nine months ended September 30, 2010, 81,162 performance share awards and 4,550 restricted stock units were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the nine months ended September 30, 2009, options to purchase 105,547 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. Options to purchase 85,391 shares of common stock were also excluded from the computation of diluted earnings per share for the nine months ended September 30, 2009, because the per-share exercise prices of the stock options were greater than the average market price of our common stock during the period.

NOTE 7.

Equity-Based Compensation

At September 30, 2010, we had three stock incentive plans under which stock option, performance share, or restricted stock unit, or RSU, grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At September 30, 2010, no shares were available for future use under the 1995 Stock Incentive Plan, while approximately 101,000 and 526,000 shares were authorized for future use under the 2000 and 2005 Stock Incentive Plans, respectively. We issue new shares of common stock to pay stock option exercises and to settle performance share and RSU awards.

During the quarter ended September 30, 2010, we recorded equity-based compensation expense of $0.9 million, of which $0.8 million related to performance shares and $0.1 million related to RSUs. During the quarter ended September 30, 2009, we recorded equity-based compensation expense of $1.0 million, of which $0.8 million related to performance shares and $0.2 million related to RSUs. During the nine months ended September 30, 2010 and 2009, we recorded equity-based compensation expense of $2.8 million, of which $2.4 million related to performance shares and $0.4 million related to RSUs. All outstanding stock options were fully vested prior to January 2006. The net income tax benefit associated with our equity-based compensation expense totaled $0.1 million and $0.5 million for the quarter and nine months ended September 30, 2009, respectively. There was no net income tax benefit associated with our equity-based compensation expense during 2010.

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

Our outside directors also can each elect to defer compensation in the form of common stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of our common stock. For the quarter ended September 30, 2010 we recorded director deferred compensation income of less than $0.1 million. We recorded director deferred compensation expense of $0.5 million for the quarter ended September 30, 2009. We recorded director deferred compensation expense totaling $0.9 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010 and 2009, there were no cash flows representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized as a financing cash inflow in the Consolidated Condensed Statements of Cash Flows.

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, were fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2010 or 2009.

A summary of outstanding stock options and changes during the nine months ended September 30, 2010, is presented below:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	329,426	$21.14
Shares exercised	(81,230)	20.49	$1,205
Shares canceled or expired	—	—

Outstanding and exercisable at September 30	248,196	21.35	3,139

There were no unvested stock options outstanding during the nine months ended September 30, 2010. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2009 was $2.9 million.

The following table summarizes information about stock options outstanding at September 30, 2010:

	Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$13.8594 to $16.6452	65,658	1.81 years	$15.18
$18.6083 to $19.2569	113,736	2.57 years	19.13
$30.9204	68,802	4.17 years	30.92

$13.8594 to $30.9204	248,196	2.81 years	21.35

Cash received from stock option exercises for the nine months ended September 30, 2010 and 2009 was $1.7 million and $0.5 million, respectively. There were no tax benefits realized for tax deductions from option exercises for the quarters and nine months ended September 30, 2010 and 2009.

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

A summary of outstanding performance share awards as of September 30, 2010, and changes during the nine months ended September 30, 2010 is presented below:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	171,595	$40.04
Granted	81,162	45.30
Forfeited	(10,865)	39.24

Unvested shares outstanding at September 30	241,892	41.84	$7,864

As of September 30, 2010, there was $4.4 million of unrecognized compensation cost related to non-vested performance share awards, which is expected to be recognized over a weighted average period of 1.4 years.

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

A summary of the status of outstanding RSU awards as of September 30, 2010, and changes during the nine months ended September 30, 2010, is presented below:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	41,559	$32.57
Granted	20,359	33.22
Vested	(5,892)	44.54
Forfeited	(4,764)	29.56

Unvested shares outstanding at September 30	51,262	31.73	$1,743

For RSU awards granted during the period, the fair value of each share was determined on the date of grant using the grant date market price. The total fair value of RSU awards vested during the nine months ended September 30, 2010 was $0.3 million.

As of September 30, 2010, there was $0.7 million of total unrecognized compensation cost related to non-vested RSU awards, which is expected to be recognized over a weighted average period of 1.37 years.

NOTE 8.

Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Lumber and other manufactured wood products	$13,613	$14,057
Logs, pulpwood, chips and sawdust	8,681	5,973
Materials and supplies	3,381	4,463

	$25,675	$24,493

NOTE 9.

Other Assets

Other assets at the balance sheet dates consist of:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Current Other Assets:
Basis of real estate held for sale	$29,998	$8,905
Deferred tax assets	8,872	8,872
Prepaid expenses	3,456	3,094
Assets held for sale	3,076	3,135

	$45,402	$24,006

Noncurrent Other Assets:
Noncurrent investments	$21,174	$20,255
Deferred charges	6,560	7,341
Derivative asset associated with interest rate swaps	1,475	—
Other	497	386

	$29,706	$27,982

The basis of real estate held for sale as of September 30, 2010 is primarily comprised of timberland in Wisconsin and Arkansas that was sold in October 2010.

Noncurrent investments primarily consist of company-owned life insurance stated at cash surrender value. Deferred charges primarily consist of deferred financing costs, which are being amortized over the life of the associated debt.

NOTE 10.

Pension Plans and Other Postretirement Employee Benefits

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits, or OPEB, for the quarters and nine months ended September 30, 2010 and 2009:

Quarters ended September 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2010	2009	2010	2009
Service cost (credit)	$1,158	$369	$104	$(77)
Interest cost	5,412	5,379	993	2,901
Expected return on plan assets	(8,283)	(8,625)	—	—
Amortization of prior service cost (credit)	203	186	(2,143)	(246)
Amortization of actuarial loss	2,043	788	1,158	2,249

Net periodic cost (benefit)	$533	$(1,903)	$112	$4,827

Nine months ended September 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$3,474	$3,217	$312	$735
Interest cost	16,237	16,941	2,979	6,761
Expected return on plan assets	(24,850)	(26,482)	—	—
Amortization of prior service cost (credit)	609	596	(6,429)	(738)
Amortization of actuarial loss	6,130	2,918	3,474	3,334
Curtailment loss (gain)	64	198	(320)	—

Net periodic cost (benefit)	$1,664	$(2,612)	$16	$10,092

As reported in our 2009 Annual Report on Form 10-K, our company-sponsored pension plans were underfunded at December 31, 2009. We are not required to make contributions during 2010 as a result of carry-forward credits that we earned from discretionary contributions made in prior periods. We estimate cash payments will total approximately $1.7 million in 2010 to our non-qualified supplemental pension plan. As of September 30, 2010, $1.3 million of contributions had been made. Payments to be made in 2010 for OPEB obligations represent benefit costs incurred during the year by eligible participants.

NOTE 11.

Comprehensive Income

The components of comprehensive income for the quarters and nine months ended September 30, 2010 and 2009 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net earnings	$18,080	$45,839	$31,018	$74,425

Other comprehensive income (loss), net of tax
Defined benefit pension plans and OPEB obligations:
Amortization of prior service credit included in net periodic cost, net of tax of $(757), $(24), $(2,270) and $(56)	(1,183)	(36)	(3,550)	(86)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,248, $1,185, $3,746 and $2,439	1,953	1,852	5,858	3,813
Curtailment loss (gain), net of tax of $-, $-, $(100) and $77	—	—	(156)	121
Recognition of deferred taxes related to actuarial gain (loss) on OPEB obligations	(113)	—	5,580	—

Other comprehensive income, net of tax	657	1,816	7,732	3,848

Comprehensive income	$18,737	$47,655	$38,750	$78,273

Of the $0.7 million reported as other comprehensive income, net of tax, for the quarter ended September 30, 2010, $1.3 million and $(0.6) million related to our defined benefit pension plans and OPEB obligations, respectively. Of the $1.8 million reported as other comprehensive income, net of tax, for the quarter ended September 30, 2009, $0.5 million and $1.3 million related to our defined benefit pension plans and OPEB obligations, respectively.

Of the $7.7 million reported as other comprehensive income, net of tax, for the nine months ended September 30, 2010, $4.1 million and $3.6 million related to our defined benefit pension plans and OPEB obligations, respectively. Of the $3.8 million reported as other comprehensive income, net of tax, for the nine months ended September 30, 2009, $2.2 million and $1.6 million related to our defined benefit pension plans and OPEB obligations, respectively.

NOTE 12.

Financial Instruments

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We record all derivatives on our balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge.

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions.

On June 30, 2010, we entered into nine separate interest rate swap agreements with notional amounts totaling $68.25 million, each effective July 1, 2010, associated with our $22.5 million debentures and $45.75 million of our medium-term notes. The swaps converted interest payments with fixed rates ranging between 6.95% and 8.89% to a three-month LIBOR plus a spread between 4.738% and 7.8375%. The interest rate swaps terminate at various dates ranging from January 2011 to February 2018. Our risk management objective and strategy is to protect against the risk of adverse changes in fair value attributable to changes in the 3-month LIBOR swap rate, the designated benchmark interest rate being hedged, on $68.25 million of fixed-rate debt. All of the interest rate swaps qualify for and have been designated as fair value hedges under the “short-cut method” of FASB Accounting Standard Codification, or ASC, 815, Derivatives and Hedging. As such, the net changes in fair value of the derivatives and the net changes in fair value of the hedged items are each recorded within interest expense. As of September 30, 2010, we have a derivative asset within non-current other assets of $1.5 million and a $1.5 million cumulative increase to the carrying amount of our debt on our Consolidated Condensed Balance Sheets. For the quarter and nine months ended September 30, 2010, we recognized a total of $1.7 million and $1.5 million, respectively, of net changes in fair value of the derivatives and hedged items.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of our financial instruments are as follows:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments (Level 1)	$71,308	$71,308	$55,038	$55,038
Derivative asset related to interest rate swaps (Level 2)	1,475	1,475	—	—
Long-term debt (including fair value adjustments related to fair value hedges) (Level 2)	370,115	378,129	368,431	364,978

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

For short-term investments, the carrying amount approximates fair value due to the short-term nature of the investments. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. For long-term debt for which there is no quoted market price, fair value is estimated based on average market prices for comparable liquid bonds. For both our derivative asset and associated adjustment to the hedged debt, the fair value is estimated based on the theoretical cost to cash settle the transactions on September 30, 2010, partially offset by the consideration of credit risk, or credit standing, of the counterparties to the transactions and the effect of any credit enhancements related to the transactions.

Significant transfers into and out of Level 1 occur on a routine basis based on our liquidity resources and requirements. Normal fluctuations occur due to items such as cash inflows from accounts receivable collections and cash outflows for items such as payrolls, accounts payable payments and quarterly dividend distributions. During the nine months ended September 30, 2010, the Level 1 balance also increased due to proceeds received from the Wisconsin and Arkansas land sale and improved operating results. Level 2 financial instruments consist of long-term debt, the derivative asset and associated adjustment to the hedged debt. As compared to December, 31, 2009, no significant transfers have occurred.

NOTE 13.

Commitments and Contingencies

In January 2007, the U.S. Environmental Protection Agency, or EPA, notified us that we are a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site and adjacent properties prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site (including adjacent properties). The range of cost estimates for the various alternatives to address the contamination at the entire site is from $0.7 million to $8.2 million. In April 2010, we were notified by the EPA that they determined the EE/CA report submitted by us contained deficiencies. Accordingly, the EPA will now be completing the EE/CA report for the Avery Landing site and also producing the Biological Assessment and Cultural Resources Evaluation reports. We anticipate the EPA will issue the reports in late 2010. Currently we are under no legal obligation to implement any remedy selected by the EPA. We believe we have valid defenses available to limit our potential liability at the site. There is also the possibility of pursuing recovery from third parties as a means of further limiting our liability. As of September 30, 2010, we have accrued $0.7 million for this matter.

NOTE 14.

Segment Information

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Segment Revenues
Resource	$77,448	$109,045	$172,716	$183,539
Real Estate	32,254	5,646	46,157	58,379
Wood Products	64,897	60,232	209,832	159,762

	174,599	174,923	428,705	401,680
Elimination of intersegment revenues	(15,722)	(11,207)	(35,432)	(29,589)

Total consolidated revenues	$158,877	$163,716	$393,273	$372,091

Intersegment revenues or transfers
Resource	$15,722	$11,207	$35,432	$29,589

Total intersegment revenues or transfers	$15,722	$11,207	$35,432	$29,589

Operating Income (Loss)
Resource	$24,336	$55,374	$49,283	$70,745
Real Estate	9,788	1,455	16,803	44,474
Wood Products	(608)	(1,532)	10,576	(15,708)
Eliminations and adjustments	(895)	(764)	1,678	4,323

	32,621	54,533	78,340	103,834
Corporate	(12,869)	(14,844)	(39,004)	(37,286)

Earnings from continuing operations before taxes	$19,752	$39,689	$39,336	$66,548

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

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, cash flows, the funding of our operations and debt service, the nature of our REIT income, dividend distributions, compliance with REIT tax rules, timber harvest levels, log prices, lumber prices, costs, manufacturing output, capital expenditures, the funding of our pension plans, tax refunds, FSC certification of our timberlands, future land sales and acquisitions, realization of deferred tax assets, and like-kind exchanges and tax consequences. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those factors discussed in Item 1A of our Annual Report on Form 10-K, as well as the following:

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

OVERVIEW

We are a real estate investment trust, or REIT, with approximately 1.5 million acres of timberlands in Arkansas, Idaho, Minnesota and Wisconsin. Through wholly owned taxable subsidiaries, which we refer to in this report as Potlatch TRS, we operate a real estate sales and development business and five manufacturing facilities that produce lumber and plywood.

As of September 30, 2010, our business was organized into three segments:

•

The business of our Resource segment consists of the management of our timberlands to optimize revenue producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads, as well as deriving ancillary revenues from hunting and recreation leases, biomass production, mineral rights and various leasing opportunities. For the first nine months of 2010, Resource segment revenues were $172.7 million, representing approximately 40% of our revenues from continuing operations, before elimination of intersegment revenues. Intersegment revenues were $35.4 million for the nine-month period.

•

The business of our Real Estate segment consists primarily of the sale of selected non-core timberland real estate. From time to time, we also take advantage of opportunities to sell timberland where we believe pricing to be particularly attractive, to match a sale with a purchase of more desirable property in order to utilize LKE tax-deferred transactions or to meet various financial and strategic objectives. The segment also plays an active role in negotiations for all timberland acquisitions, and engages in real estate subdivision and development activities through Potlatch TRS. Results for the segment depend on the demand for our non-core timberlands, the timing of closing of sales of properties and our ability to match sales of property with acquisitions in LKE transactions. Consequently, revenues for the segment are seldom comparable or predictable between periods. Real Estate segment revenues for the first nine months of 2010 were $46.2 million, representing approximately 11% of our revenues from continuing operations, before elimination of intersegment revenues. The segment did not have intersegment revenues during the period.

In August 2010, we sold approximately 29,800 acres of timberland in Wisconsin and 11,900 acres in Arkansas to RMK Timberland Group, or RMK, a timber investment management organization, for $28.7 million. In October 2010, we sold an additional 29,000 acres in Wisconsin and another 17,400 acres in Arkansas to RMK for approximately $36 million. The total Wisconsin sale includes all but approximately 1,200 acres of our land in Wisconsin, and those remaining Wisconsin properties are currently under contract to sell, or are expected to be sold within the next two to three years.

•

Our Wood Products segment manufactures lumber and plywood at five mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers for nationwide distribution primarily for use in home building and other construction activity. Wood Products segment revenues were $209.8 million for the first nine months of 2010, representing approximately 49% of our revenues from continuing operations, before elimination of intersegment revenues. The segment did not have intersegment revenues during the period.

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

Fluctuating Timber Prices. Our results of operations and cash flows are materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors affecting demand, such as changes in economic conditions, construction activity levels, interest rates, credit availability, population growth and weather conditions, as well as changes in timber supply and other factors. All of these factors can vary by region and by timber type, such as sawlogs or pulpwood logs. In the first nine months of 2010, average sawlog prices were approximately 14% and 5% higher in our Northern and Southern regions, respectively, compared to the same period in 2009. In the first nine months of 2010, average pulpwood prices were approximately 5% lower in our Northern region and 13% higher in our Southern region compared to the same period in 2009.

Timber prices are also affected by changes in timber availability at the local and national level. Our timberland ownership is currently concentrated in Arkansas, Idaho and Minnesota. In Arkansas and Minnesota, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in less harvesting activity, causing short-term decreases in supply that have tended to moderate price decreases. In Idaho, where a greater proportion of timberland is government owned, any substantial increase in timber harvesting from government-owned lands could significantly reduce timber prices, which would harm our results of operations. For more than twenty-five years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the United States forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government lands could have a material adverse effect on our results of operations and cash flows. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and in the harvest strategies of local forest products industry participants, as well as occasionally high timber salvage efforts due to events such as storm damage, unusual pest infestations or fires.

Harvest Levels. Changes in harvest levels on our timberlands also may have a significant impact on our results of operations. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. In 2009, the overall harvest from our timberlands was 3.8 million tons. Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland acquisitions and sales, we expect the overall timber harvest from our lands in 2010 to be approximately 4.1 to 4.2 million tons, increasing to approximately 4.7 million tons annually over the next five to ten years, subject to adjustment depending upon market conditions. The sales of our Wisconsin acreage and the two tracts of timberlands in Arkansas reduced our annual expected harvest level from 5.1 million tons over the next five to ten years to the current projection of approximately 4.7 million tons. Our future timber harvest levels will continue to be affected by acquisitions of additional timberlands and sales of existing timberlands.

On a short-term basis, we may adjust our timber harvest levels in response to market conditions. For example, due to stronger sawlog prices, during the first nine months of 2010 our sawlog harvest volumes increased 33% in our Northern region and 18% in our Southern region over the same period in 2009. Decreased demand resulted in a 23% and 7% decrease in pulpwood harvested in the Northern and Southern regions, respectively, compared to the 2009 period. We also experience seasonally lower harvest activity during the winter and spring due to weather conditions. In addition, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.

Demand for and Timing of Real Estate Sales. A number of factors, including availability of credit, a slowing of real estate development, changes in population growth patterns and changes in demographics could reduce the demand for our timberland as a real estate asset. In addition, changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use and development of real estate or changes in the political composition of governmental bodies could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business. The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the number of properties listed for sale, the seasonal nature of sales, the plans of adjacent landowners, and our expectations of future price appreciation. For example, our Real Estate segment revenues were $26.6 million higher in the third quarter of 2010 compared to the same period in 2009, primarily due to the non-strategic land sale of approximately 41,700 acres in Wisconsin and Arkansas for $28.7 million in August 2010. There was no comparable large real estate sale in the third quarter of 2009. In contrast, Real Estate segment revenues were $12.2 million higher in the first nine months of 2009 compared to the same period in 2010, primarily due to a large non-strategic land sale of approximately 24,500 acres in Arkansas for $43.3 million in January 2009. Delays in the completion of transactions or the termination of potential transactions may be beyond our control. These events could adversely affect our operating results.

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

The forest products industry in general and the wood products business in particular have been adversely affected since 2008 by the national decline in home building and the resulting weak demand and lower prices for wood products. In December 2009, we recorded a pre-tax asset impairment charge of $3.0 million related to our Idaho particleboard manufacturing assets. The fair value of the impaired assets was estimated based on expected future cash flows. In March 2010, we sold the particleboard manufacturing facility’s buildings and equipment, but not the underlying land. We entered into a lease agreement with the purchaser pursuant to which we will receive nominal lease revenues on the property for the next ten years. As a result of the sale, we recorded additional charges totaling $0.4 million, primarily related to severance benefits. These costs are reflected in the operating results of the Wood Products segment. Improving prices and demand for manufactured wood products in the first nine months of 2010 resulted in other mills in our operating regions restarting their operations, and as a result, supply has increased and demand and prices have fluctuated. Lumber prices increased 18% in the first nine months of 2010 compared to the same period in 2009, but prices decreased 2% in the third quarter of 2010 compared to the same quarter in 2009. We expect to see a gradual improvement in prices through the remainder of 2010.

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

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs, including revenues, costs and capital spending, are subject to frequent change for many different reasons, including the reasons previously described above under “Factors Influencing our Results of Operations and Cash Flows.” Because of the number of variables involved, the interrelationship between the variables and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions, and operations are reviewed, as appropriate, for impairment using the most current data available. For the nine months ended September 30, 2010 and 2009, there were no impairment charges for any of our assets associated with our continuing operations.

Income taxes. We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets as specified in the Internal Revenue Code. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken, we believe that it is more likely than not that we will realize the benefits of these deductible differences and carryforwards, net of the existing valuation allowances at September 30, 2010. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified. Such tax planning strategies include the transfer of income-producing timberlands from the REIT to Potlatch TRS to generate taxable income sufficient to fund our pension and other postretirement employee benefit obligations.

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

We sold our oriented strand board, or OSB, manufacturing facilities to Ainsworth Lumber Co. Ltd., or Ainsworth, in 2004. In 2006, Ainsworth filed a complaint against us, which we settled in April 2009. See Note 13 to our consolidated financial statements included in our 2009 Annual Report on Form 10-K for additional information regarding this settlement. As a result, any expenses associated with the OSB settlement are classified within discontinued operations in the periods covered by this report.

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

Note 12 to our 2009 Annual Report on Form 10-K consolidated financial statements includes information on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense for the three years ended December 31, 2009, as well as the funded status for our pension plans and OPEB obligations as of December 31, 2009 and 2008. Note 10, “Pension Plans and Other Postretirement Employee Benefits,” of this Form 10-Q includes information on the components of pension and OPEB expense for the quarters and nine months ended September 30, 2010 and 2009.

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

As a result of the steep downturn in the stock market in late 2008 and early 2009, our company-sponsored pension plans were underfunded at December 31, 2009 and 2008. In April 2009, an Internal Revenue Service pronouncement provided significant funding relief to single-employer defined benefit plan sponsors. Consequently, we were not required to make contributions during 2009 to our defined benefit plans. We are also not required to make contributions during 2010 as a result of carry-forward credits that we earned from discretionary contributions made in prior periods. We estimate cash payments will total approximately $1.7 million in 2010 to our non-qualified supplemental pension plan. As of September 30, 2010, $1.3 million of contributions had been made. Payments made for OPEB obligations represent benefit costs incurred during the year by eligible participants.

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

Periodic pension and OPEB expense are included in “Cost of goods sold” and “Selling, general and administrative expenses” in the Consolidated Condensed Statements of Operations and Comprehensive Income. The expense is allocated to all business segments. At September 30, 2010 and December 31, 2009, liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 12 to our 2009 Form 10-K consolidated financial statements for further discussion.

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

Interest expense, net. Net interest expense is the interest paid on our outstanding debt, offset by interest income from any short-term investments. This category also includes amortization of debt issuance costs and the net changes in fair value of our interest rate swap derivatives and associated hedged items.

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

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

The following table sets forth period-to-period changes in items included in our Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters ended September 30, 2010 and 2009.

	Quarters Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2010	2009
Revenues	$158,877	$163,716	$(4,839)

Costs and expenses:
Cost of goods sold	122,205	104,372	17,833
Selling, general and administrative expenses	10,062	14,560	(4,498)

	132,267	118,932	13,335

Earnings from continuing operations before interest and taxes	26,610	44,784	(18,174)
Interest expense, net	(6,858)	(5,095)	(1,763)

Earnings from continuing operations before taxes	19,752	39,689	(19,937)
Income tax (provision) benefit	(1,588)	6,333	(7,921)

Earnings from continuing operations	18,164	46,022	(27,858)
Discontinued operations, net of tax	(84)	(183)	99

Net earnings	$18,080	$45,839	$(27,759)

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Revenues – Revenues decreased $4.8 million, or 3%, in the quarter ended September 30, 2010, compared to the same period in 2009, due to decreased Resource revenues from the quarter ending in September 2009, which included $49.0 million of revenues from the timber deed sale. This decrease in revenues was partially offset by increased revenues from higher harvest volumes and log prices and proceeds from the non-strategic land sale in Wisconsin and Arkansas. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Cost of goods sold – Cost of goods sold increased $17.8 million, or 17%, in the third quarter of 2010 compared to the same period in 2009. The higher expenses were primarily due to a higher total cost basis of real estate sold and increased log costs associated with increased production at our wood products manufacturing facilities.

Selling, general and administrative expenses – Selling, general and administrative expenses decreased $4.5 million, or 31%, in the quarter ended September 30, 2010 compared to the same period in 2009, primarily due to decreased compensation and benefits-related expenses in the third quarter of 2010.

Interest expense, net – Net interest expense increased $1.8 million, or 35%, in the third quarter of 2010 over the same period in 2009, primarily due to interest associated with our $150 million senior notes issuance in November 2009, partially offset by the fact that we did not incur any interest expense related to our bank credit facility, as we had no outstanding borrowings during the third quarter of 2010.

Income tax (provision) benefit – We recorded an income tax provision of $1.6 million and an income tax benefit of $6.3 million related to our continuing operations for the quarters ended September 30, 2010 and 2009, respectively. The income tax provision in the third quarter of 2010 resulted from pre-tax income of Potlatch TRS. The income tax benefit in the third quarter of 2009 resulted from pre-tax losses from Potlatch TRS and prior year state income tax adjustments.

Discontinued operations – The results of discontinued operations for the third quarters of both 2010 and 2009 included expenses associated with the Clearwater Paper spin-off, the Prescott mill closure and the OSB settlement.

DISCUSSION OF BUSINESS SEGMENTS

	Quarters Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2010	2009
Segment Revenues:
Resource	$77,448	$109,045	$(31,597)
Real Estate	32,254	5,646	26,608
Wood Products	64,897	60,232	4,665

Total segment revenues, before intersegment eliminations	$174,599	$174,923	$(324)

Operating Income (Loss):
Resource	$24,336	$55,374	$(31,038)
Real Estate	9,788	1,455	8,333
Wood Products	(608)	(1,532)	924

Total segment operating income, before eliminations and adjustments, and corporate items	$33,516	$55,297	$(21,781)

Resource Segment – Revenues for the segment decreased $31.6 million, or 29%, during the third quarter of 2010 from the same period in 2009, primarily due to the $49.0 million of revenues from the timber deed sale in the third quarter of 2009, partially offset by a 14% increase in total sales volumes and a 16% increase in the weighted average sales price per ton. The increase in total sales volumes was partially attributable to our planned harvest deferral in 2009. In our Northern region, sawlog sales volumes and prices increased 25% and 15%, respectively. Northern pulpwood sales volumes and prices decreased 42% and 6%, respectively. In our Southern region, sawlog sales volumes and prices increased 26% and 9%, respectively. Southern pulpwood sales volumes and prices increased 9% and 13%, respectively. Expenses for the segment decreased $0.6 million, or 1%, during the third quarter of 2010 from the third quarter of 2009, primarily due to decreased depletion in the 2010 period compared to depletion associated with the timber deed sale in the third quarter of 2009, partially offset by higher logging and hauling expense in the third quarter of 2010. Operating income for our Resource segment decreased $31.0 million in the third quarter of 2010 from the same period in 2009.

Real Estate Segment – Revenues increased $26.6 million, expenses increased $18.3 million and operating income increased $8.3 million in the third quarter of 2010 compared to the same period in 2009, all primarily due to the sale of approximately 41,700 acres of non-strategic timberlands in Wisconsin and Arkansas for $28.7 million in August 2010. Results for this segment depend to a large extent on the timing of closings of transactions for properties we sell and the types of properties sold.

The following table summarizes our real estate sales for the third quarters of 2010 and 2009:

	Quarters Ended September 30,
	2010		2009
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
HBU development	446	$2,000	812	$2,342
Rural real estate	1,370	1,261	2,118	1,150
Non-strategic timberlands	42,772	693	2,617	500

Total	44,588		5,547

Wood Products Segment – Revenues for the segment increased $4.7 million, or 8%, in the third quarter of 2010 over the same period in 2009, primarily due to a 10% increase in sales volumes, partially offset by average lumber selling prices 2% lower than the previous year. Expenses for the segment increased $3.8 million, or 6%, in the third quarter of 2010 over the same quarter in 2009. The increased expenses were primarily the result of higher costs of sales associated with increased sales volumes. Operating income for our Wood Products segment increased $0.9 million in the third quarter of 2010 over the same period in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth period-to-period changes in items included in our Consolidated Condensed Statements of Operations and Comprehensive Income for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2010	2009
Revenues	$393,273	$372,091	$21,182

Costs and expenses:
Cost of goods sold	304,994	256,012	48,982
Selling, general and administrative expenses	27,908	34,760	(6,852)

	332,902	290,772	42,130

Earnings from continuing operations before interest and taxes	60,371	81,319	(20,948)
Interest expense, net	(21,035)	(14,771)	(6,264)

Earnings from continuing operations before taxes	39,336	66,548	(27,212)
Income tax (provision) benefit	(7,960)	11,937	(19,897)

Earnings from continuing operations	31,376	78,485	(47,109)
Discontinued operations, net of tax	(358)	(4,060)	3,702

Net earnings	$31,018	$74,425	$(43,407)

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Revenues – Revenues increased $21.2 million, or 6%, in the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to increased revenues from the Wood Products segment, partially offset by decreased revenues from our Real Estate and Resource segments. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Cost of goods sold – Cost of goods sold increased $49.0 million, or 19%, in the first nine months of 2010 compared to the same period in 2009. The higher expenses were primarily due to increased log costs and other expenses associated with increased production at our wood products manufacturing facilities, a higher total cost basis of real estate sold and higher logging and hauling expense from the Resource segment due to increased harvest levels.

Selling, general and administrative expenses – Selling, general and administrative expenses decreased $6.9 million, or 20%, in the first nine months of 2010 compared to the same period in 2009, primarily due to decreased compensation and benefits-related expenses in the first nine months of 2010.

Interest expense, net – Net interest expense increased $6.3 million, or 42%, in the first nine months of 2010 compared to the same period in 2009, primarily due to interest associated with our $150 million senior notes issuance in November 2009, partially offset by the fact that we did not incur any interest expense related to our bank credit facility, as we had no outstanding borrowings during the first nine months of 2010.

Income tax (provision) benefit – We recorded an income tax provision of $8.0 million and an income tax benefit of $11.9 million related to our continuing operations for the nine months ended September 30, 2010 and 2009, respectively. The income tax provision in the 2010 period was due to pre-tax income of Potlatch TRS. The income tax benefit in the 2009 period resulted from pre-tax losses from Potlatch TRS, a federal tax credit associated with electricity produced from qualified energy resources and sold to an unrelated party, and prior year state income tax adjustments, partially offset by built-in gains taxes on land sales in the period that we were not able to match for Section 1031 purposes. (See Note 3 to the financial statements for additional information related to the federal tax credit associated with the sale of electricity produced from qualified energy resources.)

Discontinued operations – The results of discontinued operations for the nine months ended September 30, 2010 and 2009 included expenses associated with the Clearwater Paper spin-off, the Prescott mill closure and the OSB settlement. The 2009 results included the pre-tax charge of $5.75 million for the OSB settlement, as well as $0.9 million of OSB-related legal expenses.

DISCUSSION OF BUSINESS SEGMENTS

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2010	2009
Segment Revenues:
Resource	$172,716	$183,539	$(10,823)
Real Estate	46,157	58,379	(12,222)
Wood Products	209,832	159,762	50,070

Total segment revenues, before intersegment eliminations	$428,705	$401,680	$27,025

Operating Income (Loss):
Resource	$49,283	$70,745	$(21,462)
Real Estate	16,803	44,474	(27,671)
Wood Products	10,576	(15,708)	26,284

Total segment operating income, before eliminations and adjustments, and corporate items	$76,662	$99,511	$(22,849)

Resource Segment – Revenues for the segment decreased $10.8 million, or 6%, during the first nine months of 2010 from the same period in 2009, primarily as a result of decreased revenues due to the $49.0 million of revenues from the timber deed sale in the third quarter of 2009, partially offset by a 14% increase in total sales volumes and a 15% increase in the weighted average sales price per ton. The increase in total sales volumes was partially attributable to our planned harvest deferral in 2009. In our Northern region, sawlog sales volumes and prices increased 33% and 14%, respectively. Northern pulpwood sales volumes and prices decreased 23% and 5%, respectively. The pulpwood market in Idaho declined during the first nine months of 2010 due to a region-wide reduction in demand as a result of other companies’ closures of two large pulp manufacturing facilities in the Pacific Northwest. In our Southern region, sawlog sales volumes and prices increased 18% and 5%, respectively, in the first nine months of 2010 over the same period in 2009. Southern pulpwood sales prices increased 13%, while sales volumes decreased 7%. Expenses for the segment increased $10.7 million, or 9%, during the first nine months of 2010 over the same period in 2009, primarily due to higher logging and hauling expense, partially offset by decreased depletion due to the timber deed sale in the third quarter of 2009. Operating income for our Resource segment decreased $21.5 million, or 30%, for the first nine months of 2010 from the same period in 2009.

Real Estate Segment – Revenues decreased $12.2 million, expenses increased $15.5 million and operating income decreased $27.7 million in the first nine months of 2010 compared to the same period in 2009, all primarily due to the sale of approximately 24,500 acres of non-strategic timberlands in Arkansas for $43.3 million in January 2009, partially offset by the sale of approximately 41,700 acres of non-strategic timberlands in Wisconsin and Arkansas for $28.7 million in August 2010. The Wisconsin timberland was purchased in 2007, so there was a higher basis associated with these acres than for the Arkansas timberland that we have owned for a longer time. Results for this segment depend to a large extent on the timing of closings of transactions for properties we sell, the basis of the real estate sold and the types of properties sold.

The following table summarizes our real estate sales for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010		2009
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
HBU development	2,510	$2,003	1,872	$2,221
Rural real estate	7,099	1,187	7,071	1,154
Non-strategic timberlands	46,272	707	30,168	1,527

Total	55,881		39,111

Wood Products Segment – Revenues for the segment increased $50.1 million, or 31%, in the first nine months of 2010 over the same period in 2009, primarily due to average lumber selling prices 18% higher than the previous year combined with an 15% increase in sales volumes. Several of our mills ran at reduced production levels in the first nine months of

2009 due to market conditions and lack of demand for manufactured wood products. Expenses for the segment increased $23.8 million, or 14%, for the first nine months of 2010 over the same period in 2009. The increased expenses were the result of higher costs of sales associated with increased sales volumes. In addition, during the second quarter of 2010 we sold the railroad we operated in Idaho, which resulted in a pre-tax loss of $1.8 million. The Wood Products segment reported operating income of $10.6 million for the first nine months of 2010, compared to an operating loss of $15.7 million for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, our financial position included long-term debt of $370.1 million, including current installments on long-term debt of $5.0 million. Stockholders’ equity for the first nine months of 2010 decreased $21.6 million primarily due to our regular quarterly cash distributions to common stockholders of $61.2 million, partially offset by net earnings of $31.0 million. The ratio of long-term debt to stockholders’ equity was 1.78 to 1 at September 30, 2010, compared to 1.60 to 1 at December 31, 2009.

Working capital totaled $96.2 million at September 30, 2010, an increase of $33.0 million over the December 31, 2009 balance of $63.2 million. The significant changes in the components of working capital are as follows:

•	Other current assets increased $21.4 million primarily due to the reclassification of timberland in Wisconsin and Arkansas that we sold in October 2010 from a noncurrent asset status to current.

•

Cash and short-term investments combined increased $16.0 million primarily due to improved business results that have generated additional available cash for operations and the sale of the Wisconsin and Arkansas timberlands in August 2010, partially offset by the payment of the regular quarterly cash distribution to common stockholders.

•	Receivables increased $9.7 million primarily due to an increase in trade receivables as a result of increased sales volumes and prices for both logs and manufactured wood products.

•	Accounts payable and accrued liabilities increased $10.3 million primarily due to an increase in trade payables and higher accrued interest related to the senior notes issued in November 2009.

•	The current portion of long-term debt increased $5.0 million due to the scheduled maturity of $5.0 million of medium-term notes in January 2011.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2010, are as follows:

(Dollars in thousands)
2011	$5,011
2012	21,662
2013	8,413
2014	21,000
2015	22,500

Cash Flows Summary

The following table presents information regarding our cash flows for the nine months ended September 30, 2010 and 2009.

(Dollars in thousands)	Nine Months Ended September 30,
	2010	2009
Cash flows from continuing operations:
Net cash provided by operations	$83,791	$115,624
Net cash (used for) provided by investing	(21,378)	9,069
Net cash used for financing	(57,696)	(116,104)

Cash flows provided by continuing operations	4,717	8,589
Cash flows used for discontinued operations	(867)	(8,086)

Increase in cash	3,850	503
Cash at beginning of period	1,532	885

Cash at end of period	$5,382	$1,388

Net cash provided by operating activities from continuing operations for the first nine months of 2010 totaled $83.8 million, compared to $115.6 million for the same period in 2009. The decrease was primarily due to lower net earnings and negative cash from working capital changes, partially offset by the increased basis of real estate sold and changes in deferred taxes in the first nine months of 2010 compared to the same period in 2009.

Net cash used for investing activities from continuing operations totaled $21.4 million for the nine months ended September 30, 2010. Net cash provided by investing activities from continuing operations totaled $9.1 million for the nine months ended September 30, 2009. In the first nine months of 2010, a $12.2 million net increase in short-term investments and $10.7 million of capital expenditures were partially offset by $3.1 million of proceeds from the disposition of property, plant and equipment. In the first nine months of 2009, a $21.4 million net decrease in short-term investments was partially offset by $11.8 million of capital expenditures. Capital expenditures in both periods were primarily for reforestation activities and routine general replacement projects for our wood products manufacturing facilities.

Net cash used for financing activities from continuing operations totaled $57.7 million and $116.1 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash used for financing activities in the first nine months of 2010 was primarily for payment of our regular quarterly cash distributions to common stockholders of $61.2 million. Net cash used for financing activities in the first nine months of 2009 was primarily for payment of our regular quarterly cash distributions to stockholders of $60.8 million and a $56.6 million paydown on the outstanding balance of our bank credit facility.

Our regular quarterly cash distributions totaled $61.2 million in the first nine months of 2010. We expect to fund the remaining portion of our 2010 annual cash distributions using the cash flows from our REIT-qualifying timberland operations and proceeds from real estate sales. Any shortfall between cash available for distribution from REIT operations and our 2010 distributions to stockholders is expected to be funded through cash on hand, bank borrowings, or a combination thereof. Our ability to fund distributions through bank borrowings is subject to our continued compliance with debt covenants, as well as the availability of borrowing capacity under our lending arrangements. If our operations do not generate sufficient cash flows and we are unable to borrow, we may be required to reduce our quarterly distributions. In addition, even if cash available for distribution from our operations is sufficient on an annual basis to fund the entire distribution to stockholders, we anticipate that it may be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of lower harvest activity during winter and early spring. Significant decreases in timber or real estate prices, reduced harvests or real estate sales activities, or other factors that have a material adverse effect on the cash flows from our operations could result in our inability to maintain our current distribution rate.

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

•

If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $90.1 million at September 30, 2010.

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

FAD, as defined in the indenture governing the senior notes, is earnings from continuing operations, plus depreciation, depletion and amortization, plus basis of real estate sold, and minus capital expenditures. For purposes of this definition, capital expenditures exclude all expenditures relating to direct or indirect timberland purchases in excess of $5 million. Under this definition, our FAD for the twelve months ended September 30, 2010 was $77.7 million and our distributions paid in this same twelve-month period were $81.5 million.

Our current secured bank credit facility, which expires on December 8, 2013, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $20 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Subject to certain conditions and agreement of the lenders, the facility may be increased by up to an additional $100 million. As of September 30, 2010, there were no borrowings outstanding under the revolving line of credit, and approximately $2.4 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at September 30, 2010 was $247.6 million. Loans made under our bank credit facility can be either (1) Eurodollar loans, which bear interest at the one-month LIBOR or (2) Base Rate loans, which bear interest equal to the highest of (a) the current Federal Funds Rate plus 1/2 of 1%, (b) the one-month LIBOR, or (c) the rate effectively equal to the bank’s prime rate. The interest rate we pay for borrowings under either type of loan includes an additional applicable rate of between 3.0% and 4.0%, based upon our Funded Indebtedness to Capitalization Ratio from the prior quarter. As of September 30, 2010, we were able to borrow under the bank credit facility with the additional applicable rate of 3.75%. We pay commitment fees of 0.5% on the unused balance of the bank credit facility.

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

The table below sets forth the most restrictive covenants in the bank credit facility and our status with respect to these covenants as of September 30, 2010.

	Covenant Requirement	Actual Ratio at September 30, 2010
Minimum Interest Coverage Ratio	2.50 to 1.00 *	4.28 to 1.00
Minimum Collateral Coverage Ratio	2.25 to 1.00	3.56 to 1.00
Maximum Funded Indebtedness to Capitalization Ratio	60.0%	53.1%

*	Commencing October 1, 2010, the Minimum Interest Coverage Ratio increased to 2.75 to 1.00 and commencing October 1, 2011, the Minimum Interest Coverage Ratio will increase to 3.00 to 1.00.

The Interest Coverage Ratio is our twelve months ended earnings before interest, taxes, depreciation, depletion and amortization, and basis of real estate sold, or EBITDDA, divided by interest expense for the same period. EBITDDA, as we define it, is earnings from continuing operations adjusted for net interest expense, provision/benefit for income taxes, depreciation, depletion and amortization, and the basis of real estate sold.

The Collateral Coverage Ratio is the appraised value of our timberlands in Idaho pledged to secure the bank credit facility divided by our total secured debt plus our available borrowing capacity on the bank credit facility. Our secured debt consists of the $22.5 million principal amount of 6.95% debentures due 2015 and the $48.8 million principal amount of medium-term notes due 2011 through 2022.

The Funded Indebtedness to Capitalization Ratio is our total funded indebtedness divided by our total capitalization. Our funded indebtedness consists of our long-term debt, including the current installments on long-term debt, plus the total amount outstanding under the letter of credit subfacility. Our total capitalization per the bank credit facility is comprised of our funded indebtedness plus shareholder equity plus an adjustment up to $150 million to compensate for any negative accumulated other comprehensive loss included in shareholder equity.

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

In January 2007, the U.S. Environmental Protection Agency, or EPA, notified us that we are a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site and adjacent properties prior to

1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site (including adjacent properties). The range of cost estimates for the various alternatives to address the contamination at the entire site is from $0.7 million to $8.2 million. In April 2010, we were notified by the EPA that they determined the EE/CA report submitted by us contained deficiencies. Accordingly, the EPA will now be completing the EE/CA report for the Avery Landing site and also producing the Biological Assessment and Cultural Resources Evaluation reports. We anticipate the EPA will issue the reports in late 2010. Currently we are under no legal obligation to implement any remedy selected by the EPA. We believe we have valid defenses available to limit our potential liability at the site. There is also the possibility of pursuing recovery from third parties as a means of further limiting our liability. As of September 30, 2010, we have accrued $0.7 million for this matter.

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

The interest rates applied to borrowings under our bank credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our bank credit facility borrowings through the use of derivative financial instruments. There were no outstanding borrowings at September 30, 2010.

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

The major debt rating agencies routinely evaluate our debt and our access to capital, and our costs of borrowing can increase or decrease depending on our credit rating. In October 2010, S&P affirmed our corporate BB rating, with a stable outlook. In January 2010, Moody’s affirmed our corporate Ba1 rating, with a stable outlook.

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands)

	Expected Maturity Date (as of September 30, 2010)
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt:
Fixed rate	$—	$5,011	$21,662	$8,413	$21,000	$315,335	$371,421
Average fixed interest rate	—	8.6%	8.3%	7.5%	7.1%	7.1%	7.1%
Fair value at 9/30/10							$378,129

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

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

POTLATCH CORPORATION

October 29, 2010	/s/ Eric J. Cremers
Date	Eric J. Cremers
Vice President, Finance & Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)

October 29, 2010	/s/ Terry L. Carter
Date	Terry L. Carter
Controller and Treasurer
(Duly Authorized Officer & Principal Accounting Officer)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a) *	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b) *	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101	The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on October 29, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters and nine months ended September 30, 2010 and 2009, (ii) the Consolidated Condensed Balance Sheets at September 30, 2010 and December 31, 2009, (iii) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

*	Incorporated by reference