Form 10-K
period 2010-12-31
POTLATCH CORP
filed 2011-02-23
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 1-32729

POTLATCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0156045
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 West 1st Ave., Suite 1600
Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (509) 835-1500

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock	The Nasdaq Global Select Market
($1 par value)	Chicago Stock Exchange

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

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2010, was approximately $1,428.7 million, based on the closing price of $35.73.

The number of shares of common stock outstanding as of January 31, 2011: 40,033,182 shares of Common Stock, par value $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement expected to be filed on or about April 1, 2011, with the Commission in connection with the 2011 annual meeting of stockholders are incorporated by reference in Part III hereof.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

i

EXPLANATORY NOTE

For purposes of this report, any references to the “company,” “us,” “we,” and “our” include, where the context requires, both Potlatch Corporation and its predecessor as it existed prior to the restructuring that became effective January 1, 2006, together with their respective subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, cash flows, the funding of our operations and debt service, the nature of our REIT income, dividend distributions, compliance with REIT tax rules, expected timber harvest levels in 2011 and beyond, log prices, lumber prices, costs, manufacturing output, housing starts in 2011 and beyond, capital expenditures, the funding of our pension plans, tax refunds, FSC certification of our timberlands, future land sales and acquisitions, realization of deferred tax assets, and like-kind exchanges and tax consequences. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors.”

Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

2010 FORM 10-K   /   1

Part I

ITEM 1.

Business

GENERAL

Potlatch Corporation is a real estate investment trust, or REIT, with approximately 1.5 million acres of timberlands in Arkansas, Idaho and Minnesota. Potlatch Corporation derives much of its income from investments in real estate, including the sale of standing timber. Through wholly owned taxable subsidiaries we operate a real estate sales and development business and five wood products manufacturing facilities that produce lumber and plywood.

Our businesses are organized into three reportable operating segments: Resource; Real Estate; and Wood Products. Our Resource segment manages our timberlands to optimize revenue producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The Resource segment also seeks to increase our revenues from non-timber resources such as from hunting leases, recreation permits and leases, biomass production, carbon sequestration, mineral rights leases and various other leasing opportunities. The business of our Real Estate segment consists primarily of the sale of selected non-core timberland real estate. The Real Estate segment engages in real estate subdivision and development activities through Potlatch TRS and also plays an active role in negotiations for all timberland acquisitions. Our Wood Products segment manufactures and markets lumber and plywood. Additional information regarding each of our three operating segments is included on pages 4-8. Information relating to the amounts of revenues, operating income (loss) and identifiable assets attributable to each of our operating segments for the years ended December 31, 2010, 2009 and 2008 is included in Note 16 to the consolidated financial statements contained in this report.

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

•

Maximizing the value of our non-core timberland real estate. A significant portion of our acreage is more valuable for development or recreational purposes than for growing timber. We continually assess the potential uses of our lands to

2   /   POTLATCH CORPORATION

manage them proactively for the highest value. We have identified approximately 16% to 18% of our timberlands as having values that are potentially greater than timberland values.

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

Potlatch Corporation, formerly known as Potlatch Holdings, Inc., was incorporated in Delaware in September 2005 to facilitate a restructuring to qualify for treatment as a REIT for federal income tax purposes. It is the successor to the business of the original Potlatch Corporation, which was incorporated in Delaware in 1903, and which was merged into Potlatch Operating Company in connection with the restructuring.

Effective January 1, 2006, we restructured our operations to qualify for treatment as a REIT for federal income tax purposes. As a REIT, if we meet certain requirements we generally are not subject to federal corporate income taxes on our income from investments in real estate that we distribute to our stockholders, including the income derived from the sale of standing timber. We are, however, subject to corporate taxes on certain built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) on sales of real property (other than timber) held by the REIT during the first ten years following our conversion to a REIT, except for sales occurring in 2011. The Small Business Jobs Act of 2010, enacted on September 27, 2010, modifies the built-in gains provisions to exempt sales of real properties by a REIT in 2011, if five years of the recognition period has elapsed before January 1, 2011. The built-in gains tax is eliminated or deferred if sale proceeds are reinvested in like-kind property in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sale agreement or timber deed. We are required to pay federal corporate income taxes on income from our non-real estate investments, principally the operations of Potlatch TRS. In 2010, our quarterly distribution rate was $0.51 per common share, or an aggregate quarterly distribution of approximately $20.4 million.

The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily consists of income from the sale of our standing timber. Accordingly, we restructured to create a new parent company that holds our timberlands through a REIT subsidiary and substantially all of our non-timberland assets, consisting primarily of our manufacturing facilities, assets used for the harvesting of timber and the sale of logs, and selected land parcels that we expect to be sold or developed for higher and better use purposes through wholly owned taxable REIT subsidiaries, which we refer collectively to in this report as Potlatch TRS. Our use of Potlatch TRS, which is taxed as a C corporation, enables us to continue to engage in these non-REIT qualifying businesses without violating the REIT requirements.

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

In March 2010, we sold our Idaho particleboard manufacturing facility’s buildings and equipment. As a result of the sale, we recorded pre-tax charges totaling $0.4 million, primarily related to severance benefits.

2010 FORM 10-K   /   3

During the quarter ended June 30, 2010, we sold the railroad we operated in Idaho, which resulted in a pre-tax loss of $1.8 million.

In November 2010, we sold our Prescott, Arkansas lumber mill, which had permanently ceased operations in May 2008 due to poor market conditions.

AVAILABLE INFORMATION

We make available on or through our website, www.potlatchcorp.com (under “Investor Resources – SEC Filings”), our periodic and current reports that we file with, or furnish to, the Securities and Exchange Commission, or SEC, at no charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Information on our website is not part of this report. In addition, the reports and materials that we file with the SEC are available at the SEC’s website (http://www.sec.gov) and at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. Interested parties may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

RESOURCE SEGMENT

Industry Background

The demand for timber depends primarily upon the markets for wood products, including lumber, panel products, paper and other pulp-based products. The end uses for timber vary widely, depending on species, size and quality. Historically, timber demand has experienced cyclical fluctuations, although sometimes at different times and rates within the markets for sawlogs and pulpwood. The demand for sawlogs, lumber and other manufactured wood products is significantly dependent upon the level of new residential construction and remodeling activity, which, in turn, is affected by general economic and demographic factors, including population growth, new household formations, interest rates for home mortgages and construction loans, and credit availability. Reductions in residential construction and remodeling activities are generally followed by declining lumber prices, which are usually followed by declining log prices within a fairly short period of time. The demand for pulpwood is dependent on the paper and pulp-based manufacturing industries, which are affected by domestic and international economic conditions, global population growth and other demographic factors, industry capacity and the value of the U.S. dollar in relation to foreign currencies. Locally, timber demand also fluctuates due to the expansion or closure of individual wood products and pulp-based manufacturing facilities.

Over the past two decades, timber supplies have tightened relative to demand. Particularly in the western United States, the supply of timber has been significantly affected by reductions in timber sales by the United States government and by state governments. These reductions have been caused primarily by increasingly stringent environmental and endangered species laws and by a change in the emphasis of domestic governmental policy toward habitat preservation, conservation and recreation, and away from timber management. Because most timberlands in the southeastern United States are privately owned, changes in sales of publicly owned timber affect local timber supplies and prices in the Southeast less immediately than in the western United States and other regions with large proportions of public timber ownership. Timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local forest products industry participants, as well as occasionally high timber salvage efforts due to storm damage, unusual pest infestations such as the mountain pine beetle, or fires. Local timber supplies also change in response to prevailing timber prices. Rising timber prices often lead to increased harvesting on private timberlands, including lands not previously made available for commercial timber operations. Currently, the supply of timber generally is adequate to meet demand. While the weak U.S. housing market continues, demand from Asia has increased. Although we do not sell into the Asian markets, it affects supply and demand in the markets in which we participate and will likely continue to have a positive impact on lumber and timber prices.

4   /   POTLATCH CORPORATION

Our Operations

Our Resource segment manages approximately 1.5 million acres of timberlands we own in two regions of the United States: the Northern region, consisting of our Idaho and Minnesota timberlands, with 1.1 million acres; and the Southern region, consisting of our Arkansas timberlands, with 0.4 million acres.

Our timberlands include a wide diversity of softwood and hardwood species and are certified by the FSC. We are generally able to sell FSC-certified logs at premium prices. We own approximately 835,000 acres of timberlands in the northern and central portions of the state of Idaho that contain a variety of commercially viable softwood species, such as grand fir, Douglas fir, inland red cedar, ponderosa pine, western larch, Engelmann spruce and western white pine. We are the largest private landowner in Idaho. In Arkansas we own approximately 409,000 acres of timberlands. Primary species on these lands include southern yellow pine, red oak, white oak and other hardwoods. We own approximately 234,000 acres of timberlands in Minnesota, comprised primarily of aspen, pine and other mixed hardwoods.

The primary business of the Resource segment is the management of our timberlands to optimize the value of all possible revenue producing opportunities, while at the same time adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The segment also seeks to increase our revenues from non-timber resources such as from hunting leases, recreation permits and leases, biomass production, carbon sequestration, mineral rights leases and various other leasing opportunities.

Our strategic focus involves increasing harvest levels in ways that ensure long-term sustainability while maintaining high stewardship standards, increasing timber harvest levels in times of strong market demand and decreasing harvest levels in times of weak demand, and seeking accretive acquisitions that complement our existing timberland base.

Because timber is a renewable resource, our objective is to maximize cash flow over the long term by managing our timberlands on a sustainable yield basis, reflecting a balance between timber growth and harvesting. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. To maximize our timberlands’ long-term value, we manage them intensively, based upon timber species and local growing conditions. Our harvest plans take into account changing market conditions, are designed to contribute to the growth of the remaining timber, and reflect our policy of environmental stewardship. We reforest our acreage in a timely fashion to enhance its long-term value. We employ silvicultural techniques to improve timber growth rates, including vegetation control, fertilization and thinning. In deciding whether to implement any silvicultural practice, we analyze the associated costs and long-term benefits, with the goal of achieving an attractive return over time.

Our short-term and long-term harvest plans are critical factors in our long-term management process. Each year, we prepare a harvest plan designating the timber tracts and volumes to be harvested during that particular year. We also update our long-term harvest plan every year. Each harvest plan reflects our analysis of the age, size and species distribution of our timber, as well as our expectations about harvest methods, growth rates, the volume of each species to be harvested, anticipated acquisitions and dispositions, thinning operations, regulatory constraints and other relevant information. Among other things, the optimal harvest cycles, or rotations, for timber vary by location and species and tend to change over time as a result of silvicultural advances, changes in the markets for different sizes and ages of timber and other factors. Since harvest plans are based on projections of weather, timber growth rates, regulatory constraints and other assumptions, many of which are beyond our control, there can be no assurance that we will be able to harvest the volumes projected or the specific timber stands designated in our harvest plans.

2010 FORM 10-K   /   5

The following table presents our total 2010 fee timber harvest by region:

(In thousands)

	FEE TIMBER HARVESTED (TONS)
	SAWLOGS	PULPWOOD	TOTAL
Northern region	2,036	359	2,395
Southern region	1,049	707	1,756
Total	3,085	1,066	4,151

In 2010, the overall harvest from our timberlands was 4.2 million tons, compared to 3.8 million tons harvested in 2009. Our harvest deferral in 2009 was approximately 0.6 million tons, or approximately 14% of our original planned harvest level for the year. Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland sales, we expect the overall timber harvest from our lands in 2011 to be approximately 4.2 million tons, increasing to approximately 4.6 million tons annually over the next few years, depending upon market conditions.

The volume and value of timber that can be harvested from our lands may be affected by natural disasters such as fire, insect infestation, disease, ice storms, hurricanes, wind storms, floods and other weather conditions and causes. We assume substantially all risk of loss to the standing timber we own from fire and other hazards, consistent with industry practice in the United States, because insuring for such losses is not practicable.

The Resource segment sells a portion of its logs at market prices to our wood products manufacturing facilities. Intra-company sales to our wood products manufacturing facilities in 2010 were approximately 20% of our total Resource segment revenues. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. The segment’s customers range in size from small operators to multinational corporations. The segment competes with owners of timberlands that operate in areas near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States. The segment competes principally on the basis of distance to market, price, log quality and customer service.

In 2010, approximately 38% of our Northern region’s volume and 72% of our Southern region’s volume was sold under log supply agreements.

We seek to manage harvest levels on our timberlands in a manner that assures long-term sustainability. We have been certified to be in compliance with the ISO 14001 standard with respect to our timberlands in Arkansas, Idaho and Minnesota. Our timberlands in Arkansas and Minnesota were audited in 2010 by an independent third party for compliance with the ISO 14001 standard for environmental management systems. A field audit for Idaho was not required during 2010. Our timberlands in Arkansas, Idaho and Minnesota were also audited in late 2010 by an independent third party for compliance with the FSC forest management standard. We have not yet received our final audit reports from the FSC, but anticipate continued certification under the FSC program for our timberlands. The certification of our Arkansas timberlands is no longer subject to the resolution of a corrective action request with respect to certain harvesting and stand re-establishment issues, as those issues were successfully resolved during 2010. As a participant in these programs, we adhere to the collective principles of both organizations. These principles include commitments to sustainable forestry, responsible practices, forest health and productivity, and protection of special sites.

These certifications aid us in marketing our logs and wood products to customers who require that products they purchase for resale come from sustainably managed forests. Our sales of FSC-certified products in 2010 generally were at prices higher than average market prices for these products.

6   /   POTLATCH CORPORATION

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

REAL ESTATE SEGMENT

The activities of our Real Estate segment consist primarily of the sale of selected non-core timberland real estate, which falls into three categories: HBU properties; rural real estate properties; and non-strategic properties. HBU properties have characteristics that provide development potential as a result of superior location or other attractive amenities. These properties tend to have a much higher value than timberlands. Rural real estate properties also have a higher value than timberlands, but do not have the same developmental potential as HBU properties. For example, these properties may be appropriate for hunting, conservation or secondary rural housing. Other non-strategic properties often have locational or operational disadvantages for us, and are typically on the fringe of our ownership areas. The Real Estate segment engages in real estate subdivision and development activities through Potlatch TRS and also plays an active role in negotiations for all timberland acquisitions.

We generally seek to acquire properties that complement our existing timberland base, are immediately cash flow accretive and have a blend of timber and real estate values. From time to time, we also take advantage of opportunities to sell timberland where we believe pricing to be particularly attractive, to match a sale with a purchase of more desirable property in order to defer taxes in an LKE transaction, or to meet various other financial or strategic objectives. Sales of conservation properties and conservation easements on our properties are also included in this segment. Results for the segment depend on the demand for our non-core timberlands, the types of properties sold and the basis of these properties, the timing of closing of sales of properties and our ability to match sales of property with acquisitions in LKE transactions. Although large, one-time sales of non-strategic properties can cause results that are not comparable or predictable between periods, we have maintained a relatively consistent level of rural real estate and HBU sales over the past 4 years.

A main focus of this segment is to continually assess the highest value use of our lands. In December 2006, we began an initial stratification assessment of all our land. We complete similar stratification assessments periodically on our existing lands and as new lands are acquired. The following tools are used in assessing our lands:

•	electronic analysis, using geographic information systems;

•	on-the-ground analysis and verification of modeling assumptions; and

•	certain measured and ranked attributes, such as timber potential, recreational opportunities, accessibility, special features and population and demographic trends.

As a result of this continual assessment of our lands, we identified 235,000 to 265,000 acres of non-core timberland real estate. This includes approximately 120,000 to 130,000 acres of HBU property, 90,000 to 100,000 acres of rural real estate property and 25,000 to 35,000 acres of non-strategic timberland. Sales of these lands are expected to occur over a 10 to 15-year period, with the goal of utilizing like-kind exchange transactions or other tax-advantaged methods whenever possible.

2010 FORM 10-K   /   7

Sales for the years ended December 31, 2010, 2009 and 2008 are summarized in the following table:

	2010		2009		2008
	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE
HBU	2,967	$2,007	2,430	$2,329	3,562	$2,598
Rural real estate	7,796	1,182	11,234	1,108	14,266	1,434
Non-strategic timberland	93,974	745	30,168	1,527	42,841	379
Total	104,737		43,832		60,669

WOOD PRODUCTS SEGMENT

Our Wood Products segment manufactures and markets lumber and plywood at five mills located in Arkansas, Idaho, Michigan and Minnesota. A description of the locations, annual capacity and production of these facilities is included under Item 2 of Part I of this report. The segment’s products are largely commodity products, which are sold through our sales offices to end users, retailers or wholesalers for nationwide distribution primarily for use in home building, industrial products and other construction activity.

Our share of the markets for lumber and plywood is not significant compared to the total United States markets for these products. We believe that competitiveness in this industry is largely based on individual mill efficiency and on the availability of competitively priced raw materials on a facility-by-facility basis, rather than the number of mills operated. This is due to the fact that it is generally not economical to transfer wood between or among facilities, which might permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. For these reasons, we believe we are able to compete effectively with companies that have a larger number of mills. We compete based on product quality, customer service and price.

Our manufacturing facilities can produce and sell FSC-certified products, a desirable “green” building product that generally commands premium pricing.

For our Wood Products operations, the principal raw material used is logs, which are obtained from our Resource segment or purchased on the open market. We generally do not maintain long-term supply contracts for a significant volume of timber. During 2010 and 2009, 34% and 39% of our log purchases, respectively, were obtained from our Resource segment.

Our Wood Products segment was adversely affected in 2008 through 2010 by the national decline in home building and remodeling and the resulting weak demand and lower prices for wood products. We actively manage output at our wood products manufacturing facilities to match supply with demand and minimize cash costs, which allowed us to continue operating as much as possible through the past several years. As a result of these weak market conditions, we permanently closed our lumber mill in Prescott, Arkansas in May 2008, then sold the mill in November 2010. In addition, we were forced to temporarily halt or reduce production at many of our mills for various periods of time in 2009. We did not halt or reduce production at any of our mills in 2010 due to a lack of demand. Although we believe housing starts bottomed out in 2010 and will begin to modestly increase in 2011, we do not expect any significant improvement in housing starts until 2012.

During the fourth quarter of 2009, we concluded that our Idaho particleboard manufacturing assets were impaired, and recorded a pre-tax asset impairment charge of $3.0 million. The fair value of the impaired assets was estimated based on expected discounted future cash flows. In March 2010, we sold our particleboard manufacturing facility’s buildings and equipment.

8   /   POTLATCH CORPORATION

DISCONTINUED OPERATIONS

In May 2008, our Prescott, Arkansas lumber mill permanently ceased operations due to poor market conditions. We sold the mill in November 2010.

SEASONALITY

Log and pulpwood sales volumes in our Resource segment are typically lower in the first half of each year, as winter rains in the Southern region and spring thaw in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions that restrict access to logging sites. Real Estate dispositions and acquisitions can be adversely affected when access to any properties to be sold or considered for acquisition is limited due to adverse weather conditions. Demand for our wood products typically decreases in the winter months when construction activity is slower, and increases in the spring, summer and fall when construction activity is generally higher.

GEOGRAPHIC AREAS

All of our timberlands, other real estate, wood products manufacturing facilities and other assets are located within the continental United States. In 2010 and 2009, approximately 1% of our revenues were derived from sales of wood products to Canada and Mexico, with the remainder of our revenues resulting from domestic sales. In 2008, less than 2% of our revenues were derived from sales of wood products to Canada, with the remainder of our revenues resulting from domestic sales.

ENVIRONMENTAL REGULATION

We are subject to extensive federal and state environmental regulation of our wood products manufacturing facilities and timberlands, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations, and threatened and endangered species. We are also subject to the requirements of the Federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of our employees. We maintain environmental and safety compliance programs and conduct regular internal and independent third-party audits of our facilities and timberlands to monitor compliance with these laws and regulations. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs.

We believe that our manufacturing facilities and timberland operations are currently in substantial compliance with other applicable environmental laws and regulations. We cannot be certain, however, that situations that may give rise to material environmental liabilities will not be discovered.

Enactment of new environmental laws or regulations, or changes in existing laws or regulations, or their enforcement, may require significant expenditures by us or may adversely affect our timberland management and harvesting activities. For example, the Clean Water Act and comparable state laws, regulations and best management practices programs protect water quality. As a result, our resource management activities adjacent to rivers and streams as well as the point source discharges from our manufacturing facilities are subject to strict regulation. Most silvicultural activities are defined by regulation to be “non-point sources” and thus do not require federal permits from the Environmental Protection Agency, or EPA, but rather are subject to state regulation and best management practices programs. Recent litigation, however, has challenged this silvicultural exemption under the Clean Water Act. Accordingly, there can be no assurance that our forest management activities will not be subject to increased regulation under the Clean Water Act in the future.

Similarly, a number of species indigenous to our timberlands have been listed as threatened or endangered or have been proposed for one or the other status under the Endangered Species Act. As a result, our activities in or adjacent to the habitat of these species may be subject to restrictions on the harvesting of timber, reforestation activities and the construction and use of roads.

2010 FORM 10-K   /   9

We expect legislative and regulatory developments in the area of climate change to address carbon dioxide emissions and renewable energy and fuel standards. It is unclear as of this date how any such developments will affect our business.

At this time, we believe that federal and state laws and regulations related to the protection of endangered species and clean water will not have a material adverse effect on our financial position, results of operations or liquidity. We anticipate, however, that increasingly strict laws and regulations relating to the environment, natural resources and forestry operations, as well as increased social concern over environmental issues, may result in additional restrictions on us leading to increased costs, additional capital expenditures and reduced operating flexibility.

Information regarding potentially material environmental proceedings is included in Note 14 to the consolidated financial statements contained in this report, and that information is incorporated herein by reference.

EMPLOYEES

As of December 31, 2010, we had approximately 905 employees. The workforce consisted of approximately 230 salaried, 640 hourly and 35 temporary or part-time employees. As of December 31, 2010, approximately 18% of the workforce was covered under one collective bargaining agreement, which expires in May 2012.

ITEM 1A.

Risk Factors

Investing in our common stock involves a significant degree of risk. Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of the following risks and, as a result, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations or liquidity. In addition to the risk factors discussed below, investors should carefully consider the risks and uncertainties presented under the following caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Influencing Our Results of Operations and Cash Flows,” and Note 1 to the consolidated financial statements contained in this report which are incorporated herein by reference.

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

10   /   POTLATCH CORPORATION

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

Our results of operations and cash flows will be materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors affecting demand, such as changes in economic conditions, the level of domestic new construction and remodeling activity, foreign demand, interest rates, credit availability, population growth, weather conditions and pest infestation, as well as changes in timber supply and other factors. All of these factors can vary by region, timber type (sawlogs or pulpwood logs) and species.

Timber prices are also affected by changes in timber availability at the local and national level. Our timberland ownership is currently concentrated in Arkansas, Idaho and Minnesota. In Arkansas and Minnesota, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in lower harvest levels, causing short-term decreases in supply that have tended to moderate price decreases. In Idaho, where a greater proportion of timberland is government owned, any substantial increase in timber harvesting from government-owned land could significantly reduce timber prices, which would harm our results of operations. For more than 25 years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the U.S. forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government-owned land could have a material adverse effect on our results of operations and cash flows. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local timberland owners, as well as occasionally high timber salvage efforts due to events such as unusual pest infestations or fires. Also, demand from Asia has increased, and although we do not sell into the Asian markets, it affects supply and demand in the markets in which we participate and will likely continue to have a positive impact on lumber and timber prices.

Timber prices are also affected by changes in timber demand at the local, national and international level. Decreases in demand in other parts of the world, such as Asia, may have a negative impact on lumber and timber prices in the markets in which we compete.

The cyclical nature of our business could adversely affect our results of operations.

The financial performance of our operations is affected by the cyclical nature of our business. The markets for timber, real estate and manufactured wood products are influenced by a variety of factors beyond our control. The demand for our timber and wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, credit availability, population growth, weather conditions and other factors. The demand for logs is also affected by the demand for wood chips in the pulp and paper markets. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices. The demand for real estate can be affected by changes in factors such as interest rates, credit availability and economic conditions, as well as by the impact of federal, state and local land use and environmental protection laws. Historical prices for our wood products have been volatile, and we have limited direct influence over the timing and extent of price changes for our wood products.

2010 FORM 10-K   /   11

We may be unable to harvest timber or we may elect to reduce harvest levels due to market conditions, either of which could adversely affect our results of operations and cash flows.

Our timber harvest levels and sales may be limited due to weather conditions, timber growth cycles, restrictions on access, availability of contract loggers, and regulatory requirements associated with the protection of wildlife and water resources, as well as by other factors, including damage by fire, insect infestation, disease and natural disasters such as ice storms, wind storms, hurricanes and floods. For example, our lumber mill in Warren, Arkansas, was shut down for several weeks in the fall of 2009 as wet weather conditions caused reduced log deliveries resulting in a log inventory shortage. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes usually is localized, affecting only a limited percentage of our timber, there can be no assurance that any damage affecting our timberlands will be limited. Our financial results and cash flows are dependent to a significant extent on our continued ability to harvest timber at adequate levels.

On a short-term basis, we may adjust our timber harvest levels in response to market conditions. For example, in 2009 we reduced our harvest in both our Northern and Southern regions due to weak markets. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands, timber deed sales, such as the Arkansas timber deed sale in September 2009, and sales of existing timberlands, such as the sales in Wisconsin and Arkansas in the third and fourth quarters of 2010. In addition to timberland acquisitions and sales, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.

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

12   /   POTLATCH CORPORATION

We may be unsuccessful in carrying out our acquisition strategy.

We have pursued, and intend to continue to pursue, acquisitions of strategic timberland properties. We compete with companies that have substantially greater financial resources than we have for timberland and other real estate acquisition opportunities. It is uncertain whether any timberland acquisitions we make will perform in accordance with our expectations. We intend to finance acquisitions through cash from operations, borrowings under our credit facility, proceeds from equity or debt offerings or proceeds from asset dispositions, or any combination thereof. The failure to identify and complete acquisitions of suitable timberland properties, our inability to finance future acquisitions on favorable terms or our inability to complete like-kind exchanges, could adversely affect our operating results and cash flows.

Our wood products are commodities that are widely available from other producers.

Because commodity products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand and competition from substitute products. Prices for our products are affected by many factors outside of our control, and we have no influence over the timing and extent of price changes, which often are volatile. Our profitability with respect to these products depends, in part, on managing our costs, particularly raw material and energy costs, which represent significant components of our operating costs and can fluctuate based upon factors beyond our control.

The forest products industry is highly competitive.

The markets for our wood products are highly competitive, and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Our wood products are subject to competition from wood products manufacturers in the United States, and to a lesser extent in Canada. After years of trade disputes over Canadian lumber imports, the United States and Canada signed an agreement, which expires in 2013, establishing a system of tiered taxes and volume restrictions relating to Canadian lumber imports to the United States. Notwithstanding the signing of this agreement, there can be no assurance that it will at all times, or at any time, effectively create a fair trade environment. In January 2011, a London Court of International Arbitration tribunal found that support programs from Quebec and Ontario had violated the agreement. Downward pressure on domestic timber and lumber prices caused by Canadian imports could therefore continue or increase. In addition, our wood products manufacturing facilities are relatively capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our wood products competitors may currently be lower-cost producers than we are, and accordingly these competitors may be less adversely affected than we are by price decreases. Wood products also are subject to significant competition from a variety of substitute products, including non-wood and engineered wood products. To the extent there is a significant increase in competitive pressure from substitute products or other domestic or foreign suppliers, our business could be adversely affected.

Our businesses are affected by transportation availability and costs

Our business depends on the availability of logging contractors and providers of transportation of wood products, and is materially affected by the cost of these service providers. Therefore, an increase in the cost of fuel could negatively impact our financial results by increasing the cost associated with logging activities and transportation services, and could also result in an overall reduction in the availability of these services.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or negatively affect our results of operation and financial condition.

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including: unscheduled maintenance outages, prolonged power failures, equipment

2010 FORM 10-K   /   13

failures, labor difficulties, disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels, fire, ice storms, floods, windstorms, hurricanes or other catastrophes, terrorism or threats of terrorism, governmental regulations and other operational problems.

Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer requirements could be impaired, resulting in lower sales and income.

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

Regulatory restrictions on future harvesting activities may be significant. Federal, state and local laws and regulations, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. For example, the Clean Water Act and comparable state laws, regulations and best management practices programs protect water quality. As a result, our resource management activities adjacent to rivers and streams as well as the point source discharges from our manufacturing facilities are subject to strict regulation. Most silvicultural activities are defined by regulation to be “non-point sources” and thus do not require federal permits from the Environmental Protection Agency, but rather are subject to state regulation and best management practices programs. Recent litigation, however, has challenged this silvicultural exemption under the Clean Water Act. Accordingly, there can be no assurance that our forest management activities will not be subject to increased regulation under the Clean Water Act in the future. Similarly, the threatened and endangered species restrictions apply to activities that would adversely impact a protected species or significantly degrade its habitat. A number of species on our timberlands have been and in the future may be protected under these laws. If current or future regulations or their enforcement become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.

We anticipate that increasingly strict laws and regulations relating to the environment, natural resources and forestry operations, as well as increased social concern over environmental issues, may result in additional restrictions on us leading to increased costs, additional capital expenditures and reduced operating flexibility.

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

14   /   POTLATCH CORPORATION

Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, impose strict, and under certain circumstances joint and several, liability on responsible parties, including current and former owners and operators of contaminated sites, for costs of investigation and remediation of contamination. They also impose liability for related damages to natural resources. We have in the past been identified by the EPA as a potentially responsible party under CERCLA at various locations, and we are currently identified as a potentially responsible party in connection with one of our properties. Additional information regarding this matter is included in Note 14 to the consolidated financial statements included in this report, and that information is incorporated herein by reference. It is possible that other facilities we own or operate, or formerly owned or operated, or timberlands we now own or acquire, could also become subject to liabilities under these laws. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect our financial results. Although we believe we have appropriate reserves recorded for the investigation and remediation of known matters, there can be no assurance that actual expenditures will not exceed our expectations, that reserves will not be increased, or that other unknown liabilities will not be discovered in the future.

Environmental groups and interested individuals may intervene in the regulatory processes in the locations where we own timberlands and operate our wood products mills. Delays or restrictions on our operations due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested parties may file or threaten to file lawsuits that seek to prevent us from obtaining permits, implementing capital improvements or pursuing operating plans or to require us to obtain permits before pursuing operating plans. Any lawsuit, or even a threatened lawsuit, could delay harvesting on our timberlands or impact our ability to operate or invest in our wood products mills.

Our defined benefit pension plans were underfunded at December 31, 2010, 2009 and 2008.

As a result of the steep downturn in the stock market in the fourth quarter of 2008, our defined benefit pension plans went from being overfunded as of December 31, 2007, to underfunded as of December 31, 2008 and 2009, and remain so at December 31, 2010. Our pension plan funding requirements are based in part on the performance of the assets in our pension plans, and that performance is highly correlated with stock market performance. Depending on the timing of a recovery in the stock market, we could be faced with increased funding requirements that could be substantial in future years.

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

Our debt requires interest and principal payments. As of December 31, 2010, we had long-term debt of $363.5 million. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working

2010 FORM 10-K   /   15

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

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing the company on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading could limit our access to the credit markets, increase our cost of financing, and have an adverse effect on the market price of our securities.

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

16   /   POTLATCH CORPORATION

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

Our REIT structure may limit our ability to invest in our non-REIT qualifying operations.

Our use of Potlatch TRS enables us to continue to engage in non-REIT qualifying business activities consisting primarily of our manufacturing facilities, assets used for the harvesting of timber and the sale of logs, and selected land parcels that we expect to be sold or developed for higher and better use purposes. However, under the Internal Revenue Code, no more than 25% of the value of the assets of a REIT may be represented by securities of our taxable REIT subsidiaries. This may limit our ability to make investments in our wood products manufacturing operations or in other non-REIT qualifying operations.

Our ability to fund distributions and service our indebtedness using cash generated through our taxable REIT subsidiary may be limited.

The rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from Potlatch TRS for the payment of stockholder distributions and to service our indebtedness. In particular, at least 75% of our gross income for

2010 FORM 10-K   /   17

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

We may not be able to realize our deferred tax assets.

We may not have sufficient future taxable income to realize our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which our net operating losses and temporary differences are deductible as governed by the tax code. The amount of our deferred tax assets could be reduced in the near term if future taxable income does not materialize and/or management is unable to implement one or more strategies that it has identified to generate taxable income. See Note 8 to the consolidated financial statements contained in this report for additional information about our deferred tax assets.

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

18   /   POTLATCH CORPORATION

the consequences of taking these actions, we may not be able to prevent the occurrence of actions by Clearwater Paper that would cause the spin-off not to qualify for tax-free treatment.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The price of our common stock may be volatile.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above under “Business and Operating Risks” and the following: actual or anticipated fluctuations in our operating results or our competitors’ operating results, announcements by us or our competitors of capacity changes, acquisitions or strategic investments, our growth rate and our competitors’ growth rates, the financial market and general economic conditions, changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally, or lack of analyst coverage of our common stock, failure to pay cash dividends or the amount of cash dividends paid, sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock, and changes in accounting principles.

In addition, there has been significant volatility in the market price and trading volume of securities of companies operating in the forest products industry that often has been unrelated to the operating performance of particular companies.

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

•	supermajority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.

2010 FORM 10-K   /   19

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

ITEM 1B.

Unresolved Staff Comments

None.

20   /   POTLATCH CORPORATION

ITEM 2.

Properties

For information regarding our timberlands, see the discussion under the heading “Resource Segment” on pages 4-7 of this report. Our principal wood products manufacturing facilities at December 31, 2010, which are all owned by us, together with their respective 2010 capacities and actual production, are as follows:

	CAPACITYA, B	PRODUCTIONB
WOOD PRODUCTS
Sawmills:
Warren, Arkansas	179 mmbf	181 mmbf
St. Maries, Idaho	149 mmbf	141 mmbf
Gwinn, Michigan	177 mmbf	170 mmbf
Bemidji, Minnesota	111 mmbf	110 mmbf
Plywood MillC:
St. Maries, Idaho	150 mmsf	149 mmsf

A	Capacity represents the proven annual production capabilities of the facility under normal operating conditions and producing a normal product mix.

B	mmbf stands for million board feet; mmsf stands for million square feet.

C	3/8 inch panel thickness basis.

ITEM 3.

Legal Proceedings

Other than the potentially material environmental proceedings described in Note 14 to the consolidated financial statements included in this report, which information is incorporated herein by reference, we believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 4. [RESERVED]

2010 FORM 10-K   /   21

Part II

ITEM 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq Global Select Market, or Nasdaq, and the Chicago Stock Exchange. The quarterly high and low sales price per share of our common stock, as reported in the New York Stock Exchange Composite Transactions for 2010 and 2009 and by Nasdaq effective December 17, 2010, as well as regular quarterly cash distribution payments per share for 2010 and 2009, were as follows:

	2010			2009
QUARTER	HIGH	LOW	CASH DISTRIBUTIONS	HIGH	LOW	CASH DISTRIBUTIONS
1st	$36.67	$29.64	$0.51	$28.72	$18.00	$0.51
2nd	41.76	33.00	0.51	31.41	22.07	0.51
3rd	38.44	32.58	0.51	33.72	21.78	0.51
4th	36.43	31.33	0.51	33.04	26.50	0.51

There were approximately 1,332 stockholders of record at January 31, 2011.

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

Reference is made to the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” of (i) the covenants in our bank credit facility and the indenture governing our senior notes with which we must comply in order to make cash distributions and (ii) the REIT tax rules, which under certain circumstances may restrict our ability to receive dividends from Potlatch TRS, our taxable REIT subsidiary.

There are currently no authorized repurchase programs in effect under which we may repurchase shares.

22   /   POTLATCH CORPORATION

COMPANY STOCK PRICE PERFORMANCE

The following graph and table show a five-year comparison of cumulative total stockholder returns for the company, the NAREIT Equity Index, the Standard & Poor’s 500 Composite Index and a group of six companies that we refer to as our Peer Group for the five years ended December 31, 2010. The total stockholder return assumes $100 invested at December 31, 2005, with quarterly reinvestment of all dividends.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Potlatch Corporation	$100	$128	$135	$99	$131	$141
NAREIT Equity Index	100	135	114	71	91	116
S&P 500 Composite	100	116	122	77	97	112
2010 Peer Group[1]	100	106	113	67	87	96

[1]	Our Peer Group companies are Deltic Timber Corp., Plum Creek Timber Co., Inc., Rayonier Inc., St. Joe Co., Universal Forest Products Inc. and Weyerhaeuser Co.

ITEMS 6, 7, 7A and 8.

The information called for by Items 6, 7, 7A and 8, inclusive, of Part II of this form is contained in the following sections of this report at the pages indicated below:

2010 FORM 10-K   /   23

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.

Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Our management, with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included on page 91.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

Other Information

None.

24   /   POTLATCH CORPORATION

Part III

ITEM 10.

Directors, Executive Officers and Corporate Governance

Certain of the information required by this item is incorporated by reference to the information appearing under the headings “Corporate Governance,” “Board of Directors” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive Proxy Statement to be filed with the Commission on or about April 1, 2011.

Our Corporate Conduct and Ethics Code, which is applicable to all directors, officers and employees, can be found on our website at www.potlatchcorp.com. We post any amendments to or waivers from our Corporate Conduct and Ethics Code on our website.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information as of February 18, 2011, and for at least the past five years concerning our executive officers is as follows:

Michael J. Covey (age 53), has served as President and Chief Executive Officer, and a director of the company, since February 2006, and has served as Chairman of the Board of the company since January 2007. Prior to February 2006, he was employed by Plum Creek Timber Company, Inc., a timber REIT, for 23 years, serving as Executive Vice President from August 2001 until December 2005.

Eric J. Cremers (age 47), has served as Vice President, Finance and Chief Financial Officer since July 2007. Prior to July 2007, he was employed by Albertsons, Inc., a grocery retail company, and served as Senior Vice President of Corporate Strategy and Business Development from July 2002 through June 2006.

Terry L. Carter (age 62), has served as Controller and Treasurer since January 2009. Prior to January 2009, he served as Controller since September 1989.

William R. DeReu (age 44), has served as Vice President, Real Estate, since May 2006. Prior to May 2006, he was employed by Plum Creek Timber Company, Inc., and served as Director, National Land Asset Management Services from February 2006 through April 2006. From December 2002 through February 2006, he was Senior Land Asset Manager, Lake States Region, at Plum Creek.

Lorrie D. Scott (age 56), has served as Vice President, General Counsel and Corporate Secretary since July 2010. Prior to July 2010, she was employed by Weyerhaeuser Realty Investors, Inc., and served as Senior Vice President and General Counsel from October, 2007 to July, 2010. From July 2001 until October 2007, she served as Senior Counsel at Weyerhaeuser Company.

Brent L. Stinnett (age 63), has served as Vice President, Resource Management, since August 2006. Prior to August 2006, he was employed by Plum Creek Timber Company, Inc., and served as Vice President and General Manager of the Gulf South region for Plum Creek from May 2002 through July 2006.

Thomas J. Temple (age 54), has served as Vice President, Wood Products since January 1, 2009, and as Vice President from November 2008 to January 2009. Prior to November 2008, he was employed by Canadian Forest Products, Ltd., an integrated forest products company, and served as Vice President of International Sales and Panel Marketing from April 2004 to November 2007.

The term of office of the officers of the company expires at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

2010 FORM 10-K   /   25

ITEM 11.

Executive Compensation

Information set forth under the headings “Report of the Executive Compensation Personnel Policies Committee” and “Compensation Discussion and Analysis” in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2011, is incorporated herein by reference.

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2011, is incorporated herein by reference.

The information required by this item with respect to our equity compensation plans is included under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2001, and is incorporated herein by reference

ITEM 13.

Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions that are required to be reported.

The information required by this item regarding director independence is included under the heading “Board of Directors” in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2011, and is incorporated herein by reference.

ITEM 14.

Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services is included under the heading “Fees Paid to Independent Registered Public Accounting Firm in 2010 and 2009” in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2011, and is incorporated herein by reference.

26   /   POTLATCH CORPORATION

Part IV

ITEM 15.

Exhibits and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 29 of this report.

FINANCIAL STATEMENT SCHEDULES

Our financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 29 of this report.

EXHIBITS

Exhibits are listed in the Exhibit Index on pages 93-96 of this report.

2010 FORM 10-K   /   27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCH CORPORATION

(Registrant)

By	/S/ MICHAEL J. COVEY
Michael J. Covey
Chairman of the Board, President and Chief Executive Officer

Date: February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2011, by the following persons on behalf of the registrant in the capacities indicated.

BY	/S/ MICHAEL J. COVEY	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Michael J. Covey

BY	/S/ ERIC J. CREMERS	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
Eric J. Cremers

BY	/S/ TERRY L. CARTER	Controller and Treasurer (Principal Accounting Officer)
Terry L. Carter

	*	Director
Boh A. Dickey

	*	Director
William L. Driscoll

	*	Director
Ruth Ann M. Gillis

	*	Director
Jerome C. Knoll

	*	Director
John S. Moody

	*	Director
Lawrence S. Peiros

	*	Director
Gregory L. Quesnel

	*	Director
Judith M. Runstad

*By	/S/ LORRIE D. SCOTT
Lorrie D. Scott (Attorney-in-fact)

28   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedules

The following documents are filed as part of this report:

PAGE NUMBER
Selected Financial Data	30

Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-48

Consolidated Financial Statements:
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	50
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008	51
Consolidated Balance Sheets at December 31, 2010 and 2009	52
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	53
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008	54
Summary of Principal Accounting Policies	55-59
Notes to Consolidated Financial Statements	60-89
Reports of Independent Registered Public Accounting Firm	90-91

Schedules:
II. Valuation and Qualifying Accounts	92
All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

2010 FORM 10-K   /   29

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Selected Financial Data

The selected financial data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 has been derived from our audited consolidated financial statements.

(Dollars in thousands – except per-share amounts)

	2010	2009	2008	2007	2006
Revenues	$539,447	$476,169	$439,957	$423,472	$417,243
Earnings from continuing operations	40,275	81,431	72,937	74,642	138,650
Net earnings	40,394	77,328	52,637	56,432	139,110
Working capital	95,762	63,225	(91,367)	49,252	160,255
Current ratio	2.5 to 1	2.1 to 1	0.7 to 1	1.2 to 1	1.8 to 1
Long-term debt (including current portion)	$368,496	$368,431	$321,337	$321,510	$327,631
Stockholders’ equity	204,439	229,790	198,234	578,336	577,859
Long-term debt to stockholders’ equity ratio	1.8 to 1	1.6 to 1	1.6 to 1	0.6 to 1	0.6 to 1
Capital expenditures:[1]
Property, plant and equipment	$5,215	$4,317	$10,345	$11,526	$14,955
Timber and timberlands, net	9,786	11,380	26,406	57,723	7,621
Deposits on timberlands	—	—	27,328	162,351	—
Total capital expenditures	15,001	15,697	64,079	231,600	22,576
Total assets	781,711	823,565	938,321	1,517,204	1,457,607
Earnings per common share from continuing operations:
Basic	$1.01	$2.05	$1.85	$1.91	$3.80
Diluted	1.00	2.04	1.83	1.90	3.78
Net earnings per common share:
Basic	$1.01	$1.94	$1.33	$1.44	$3.81
Diluted	1.00	1.93	1.32	1.43	3.79
Average common shares outstanding (in thousands):
Basic	39,971	39,763	39,474	39,094	36,465
Diluted	40,219	39,974	39,803	39,384	36,672
Distributions/Dividends per common share[2]	$2.04	$2.04	$2.04	$1.98	$17.27

[1]

Not included in additions to timber and timberlands for 2010, 2009, 2008, 2007 and 2006 are non-cash transactions totaling $0, $0.2 million, $40.8 million, $66.5 million and $0, respectively, for the purchase of timberlands. Deposits on timberlands include reverse like-kind exchange transactions.

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

30   /   POTLATCH CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Economic conditions remained difficult in 2010, although we saw some improvement. We generated $40.3 million of earnings from continuing operations during 2010. In our Resource segment, timber prices generally improved during the year before decreasing slightly in the fourth quarter of 2010. The harvest level of sawlogs increased 19% in 2010 over 2009 due to stronger pricing and improved demand, but remains well below our potential due to the weak U.S. housing market. Revenues of our Wood Products segment increased $57.3 million, or 26%, in 2010 over 2009, primarily due to average lumber selling prices 16% higher than the previous year combined with a 14% increase in sales volumes. Our Real Estate segment closed two large sales of non-strategic properties in the third and fourth quarters, contributing to $85.2 million of total revenues for the segment in 2010. Our improved operating results allowed us to end the year with $95.8 million of working capital and no borrowings outstanding under our bank credit facility.

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

Cyclical Forest Products Markets. The operating results of our timber, real estate and wood products manufacturing operations are cyclical. Historical prices for our wood products have been volatile, and we, like other manufacturers in the forest products industry, have limited direct influence over the timing and extent of price changes for our products. Wood products pricing and demand affects timber pricing and demand. The demand for our wood products is affected by the level of new residential construction activity, commercial and industrial demand, and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. The profitability of our Wood Products segment depends largely on our ability to operate our facilities efficiently and at or near full capacity. Our operating results can be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

One of the most significant expenses of our Wood Products segment is the cost of sawlogs to supply our manufacturing facilities. The cost of logs that supply our lumber mills has at times fluctuated greatly as a result of the factors discussed above affecting the price of our timber. Selling prices of our wood products have not always increased in response to log price increases, nor have log prices always decreased in conjunction with declining wood products prices. On occasion, the results of operations of our wood products business have been, and may in the future be, adversely affected if we are unable to pass cost increases through to our customers.

The forest products industry in general and the wood products business in particular were adversely affected in 2008 through 2010 by the national decline in home building and the resulting weak demand and lower prices for wood products. As a result of these weak market conditions, we permanently closed our lumber mill in Prescott, Arkansas in May 2008, then sold the mill in November 2010, and sold our Idaho particleboard manufacturing facility’s buildings and equipment in March 2010. In addition, we were forced to temporarily halt or reduce production at many of our mills for various periods of time in 2009. We did not halt or reduce production at any of our mills in 2010 due to a lack of demand. Although we believe housing starts bottomed out in 2010 and will begin to modestly increase in 2011, we do not expect any significant improvement in housing starts until 2012.

2010 FORM 10-K   /   31

Fluctuating Timber Prices. Our results of operations and cash flows will be materially affected by the fluctuating nature of timber prices. A variety of factors affect prices for timber, including factors impacting demand, such as changes in wood products and pulpwood pricing and demand, which are affected by economic conditions, construction activity levels, interest rates, credit availability, population growth and weather conditions. All of these factors can vary by region and by timber type, such as sawlogs or pulpwood logs. Lumber prices increased in the first half of 2010, primarily due to companies restocking low inventory levels and wet weather in our Southern region. Prices decreased at mid-year once inventories were again in line with demand and harvest levels increased, but then rebounded slightly near the end of 2010. While the weak U.S. housing market continues, demand from Asia has increased. Although we do not sell into the Asian markets, it affects supply and demand in the markets in which we participate and will likely continue to have a positive impact on lumber and timber prices.

Timber prices are also affected by changes in timber supply at the local and national level. Our timberland ownership is currently concentrated in Arkansas, Idaho and Minnesota. In Arkansas and Minnesota, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in less harvesting activity, causing short-term decreases in supply that have tended to moderate price decreases. In Idaho, where a greater proportion of timberland is government owned, any substantial increase in timber harvesting from government-owned lands could significantly reduce timber prices, which would harm our results of operations. For more than twenty-five years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the United States forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government-owned land could have a material adverse effect on our results of operations and cash flows. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and in the harvest strategies of local forest products industry participants, as well as occasionally high timber salvage efforts due to events such as storm damage, unusual pest infestations or fires. Other recent developments impacting supply and demand, primarily in our Northern region at this time, are the increasing demand for timber and wood products from Asia and the mountain pine beetle infestation in western Canada. Although we do not sell into the Asian markets, other forest products companies in our area and some of our customers do. Since it affects supply and demand in the markets in which we participate, the increased demand from Asia will likely continue to have a positive impact on lumber and timber prices. The pine beetle will continue to greatly diminish timber supplies out of British Columbia which will also continue to have a positive impact on demand and prices in our Northern markets.

Harvest Levels. Changes in harvest levels on our timberlands also may have a significant impact on our results of operations. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. On a short-term basis, we may adjust our timber harvest levels in response to market conditions. For example, in 2009 we originally planned to hold harvest levels at approximately 4.4 million tons, or essentially flat compared to 2008 based on weak market conditions. However, due to further weakening of the markets in 2009, we deferred harvesting approximately 0.6 million tons, or 14% of our planned harvest, and harvested 3.8 million tons. In 2010, our harvest levels increased to 4.2 million tons due to improved market conditions over 2009. Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland sales we expect the overall timber harvest from our lands in 2011 to be approximately 4.2 million tons, increasing to approximately 4.6 million tons annually over the next few years, subject to adjustment depending upon market conditions.

32   /   POTLATCH CORPORATION

We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands and sales of existing timberlands or timber deed sales. In addition to timberland acquisitions and sales, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.

Competition. The markets for our timber and wood products are highly competitive, and companies that have substantially greater financial resources than we do compete with us in each of our lines of businesses. Logs and other fiber from our timberlands, as well as our wood products, are subject to competition primarily from timberland owners and wood products manufacturers in North America.

Demand for Real Estate. A number of factors, including availability of credit, rising interest rates, a slowing of real estate development, changes in population growth patterns and changes in demographics could reduce the demand for our timberland as a real estate asset. In addition, changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use and development of real estate or changes in the political composition of governmental bodies could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business. The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the number of properties listed for sale, the seasonal nature of sales, the plans of adjacent landowners, and our expectations of future price appreciation. Delays in the completion of transactions or the termination of potential transactions may be beyond our control. These events could adversely affect our operating results.

Interest in our timberlands for rural real estate remained fairly steady in 2010. Sales of rural real estate continued with approximately the same number of sales and at prices reasonably similar to previous years as this market did not seem to be impacted by the economic downturn. The demand for and prices of HBU properties weakened somewhat in 2010 compared to previous years, but we expect continued strength in pricing as the economy continues to improve.

Acquisitions and Dispositions. In addition to sales of timberlands as rural real estate or for HBU purposes, our business strategy also includes the disposition of non-strategic timberlands when we desire to create financial flexibility and when we believe pricing to be particularly attractive. Changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-strategic timberlands and could negatively affect our results of operations. Strong interest in our timberlands, primarily from timber investment management organizations, continued in 2010 as we completed two large sales of non-strategic timberlands in Arkansas and Wisconsin. One large sale of non-strategic timberlands in Idaho is scheduled for 2011.

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

2010 FORM 10-K   /   33

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

Following are examples of factors that add to the complexity of the assumptions we make regarding capitalized or expensed costs:

•	harvest cycles can vary by geographic region and by species of timber;

•	weather patterns can affect annual harvest levels;

•	environmental regulations and restrictions may limit our ability to harvest certain timberlands;

•	changes in harvest plans may occur;

•	scientific advancements regarding seedlings and timber growing technology may affect future harvests;

•	land sales and acquisitions affect volumes available for harvest; and

•	major forest fire events or pest infestations can significantly affect future harvest levels.

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

34   /   POTLATCH CORPORATION

impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions, and operations are reviewed, as appropriate, for impairment using the most current data available.

During the fourth quarter of 2009, we concluded that our particleboard manufacturing assets were impaired, and recorded a pre-tax asset impairment charge of $3.0 million. The fair value of the impaired assets was estimated based on expected future discounted cash flows.

Income taxes. We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets as specified in the Internal Revenue Code. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken and expects to have the ability to undertake in the future, we believe that it is more likely than not that we will realize the benefits of these deductible differences and carryforwards, net of the existing valuation allowances at December 31, 2010. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified. Such tax planning strategies include the transfer of income-producing timberlands from the REIT to Potlatch TRS to generate income sufficient to fund our pension and other postretirement employee benefit obligations, and thus realize our deferred tax assets.

Certain federal energy tax credits claimed during 2009 associated with our former pulp and paperboard operations that were spun off to Clearwater Paper and our Warren, Arkansas manufacturing facility have been reflected in earnings from continuing operations, as such tax attributes remain with us.

Discontinued operations. At times, transactions occur that we determine to be discontinued operations, such as our pulp-based operations that were spun off into Clearwater Paper and the permanent closure of our lumber mill in Prescott, Arkansas. These events require us to record estimates of liabilities for employee benefits and other costs at the time of the events. In making these judgments, we consider contractual obligations, legal liabilities and possible incremental costs incurred as a result of these transactions. Our estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences.

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

Pension and postretirement employee benefits. The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the discount rate applied to pension plan obligations and the expected rate of return on plan assets. For other postretirement employee benefit,

2010 FORM 10-K   /   35

or OPEB, obligations related to certain health care and life insurance benefits provided to qualified retired employees, critical assumptions in determining OPEB expense are the discount rate applied to benefit obligations and the assumed health care cost trend rates used in the calculation of benefit obligations.

Note 13 to the consolidated financial statements includes information on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense for the three years ended December 31, 2010, as well as the funded status for our pension plans and OPEB obligations as of December 31, 2010 and 2009.

The discount rate used in the determination of pension benefit obligations and pension expense for 2010 was calculated using a hypothetical bond portfolio consisting of “AA” or better rating which matches the expected monthly benefit payments under the pension and OPEB plans. The portfolio consisted of approximately 50 bonds which were well-diversified over corporate industrial, corporate financial, municipal, federal, and foreign government issuers. Prior to 2010, the discount rate used in the determination of pension benefit obligations and pension expense was a weighted average benchmark rate based on high-quality fixed income investment interest rates, as well as the amount and timing of expected benefit payments. At December 31, 2010, we calculated pension obligations using a 5.65% discount rate. The discount rates used at December 31, 2009 and 2008 were 5.65% and 6.15%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The expected long-term rates of return on pension plan assets used for the years ended December 31, 2010, 2009 and 2008 were 8.5%, 8.5% and 9.0%, respectively.

Total periodic pension plan cost in 2010 was $2.2 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would decrease pension plan cost, and conversely, a decrease in either of these measures would increase plan cost. As an indication of the sensitivity that pension expense has to the discount rate assumption for the year ending December 31, 2011, a 25 basis point change in the discount rate would affect annual plan cost by approximately $0.1 million. A 25 basis point change in the assumption for the expected return on plan assets would affect annual plan cost by approximately $0.9 million. The actual rates of return on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.

For our OPEB obligations, expense for 2010 was $0.1 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 5.40%, 5.65% and 6.15% at December 31, 2010, 2009 and 2008, respectively. The assumed health care cost trend rate used to calculate OPEB obligations as of December 31, 2010 was 0% for our salaried and non-represented plans and a certain group of participants over age 65 in our hourly plan; 7.5% for our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 5.0% in 2070; and 6.0% for a certain group of participants under age 65 in our hourly plan, grading ratably to an assumption of 5.0% in 2010.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect OPEB expense by less than $0.1 million. A 1% change in the health care cost trend rate assumption would have affected 2010 OPEB expense by approximately $0.1 million and our OPEB obligation (liability) by approximately $0.8 million, as reported in Note 13 to the consolidated financial statements. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

36   /   POTLATCH CORPORATION

Periodic pension and OPEB expense are included in “Cost of goods sold” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. At December 31, 2010 and 2009, liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 13 to the consolidated financial statements for further discussion.

Clearwater Paper spin-off. On December 16, 2008, we spun off our former pulp-based manufacturing businesses consisting of our former pulp and paperboard and consumer products segments, as well as our wood products operations located in Lewiston, Idaho, into a new company, Clearwater Paper. These businesses are presented in the results of operations as discontinued operations for all periods presented. The decision to present these businesses as discontinued operations was based on the fact that we have no material continuing involvement in, nor do we have the ability to exert significant influence over, the decision-making process of these businesses. Management made critical judgments regarding the classification of certain items to include in discontinued operations, including corporate administration costs directly attributable to the discontinued operations that will not be incurred in the future, one-time spin-off transaction costs incurred during the spin-off process and adjustments to instruments associated with equity-based compensation plans in connection with the spin-off.

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

RESULTS OF OPERATIONS

As of December 31, 2010, our business is organized into three reporting segments: Resource, Real Estate and Wood Products. Sales or transfers between segments are recorded as intersegment revenues based on prevailing market prices. Because of the role of the Resource segment in supplying our Wood Products segment with a portion of its wood fiber needs, intersegment revenues can represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” sections below, each segment’s revenues are presented before elimination of intersegment revenues.

2010 FORM 10-K   /   37

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following table sets forth year-to-year changes in items included in our Consolidated Statements of Operations for the years ended December 31, 2010 and 2009.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2010	2009	INCREASE (DECREASE)
Revenues	$539,447	$476,169	$63,278
Costs and expenses:
Cost of goods sold	423,353	338,350	85,003
Selling, general and administrative expenses	39,347	47,382	(8,035)
Environmental remediation charge	4,096	739	3,357
Asset impairment charge	—	2,994	(2,994)
	466,796	389,465	77,331
Earnings from continuing operations before interest and taxes	72,651	86,704	(14,053)
Interest expense, net	(27,780)	(21,921)	(5,859)
Earnings from continuing operations before taxes	44,871	64,783	(19,912)
Income tax benefit (provision)	(4,596)	16,648	(21,244)
Earnings from continuing operations	40,275	81,431	(41,156)
Discontinued operations, net of tax	119	(4,103)	4,222
Net earnings	$40,394	$77,328	(36,934)

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Revenues. Revenues increased $63.3 million, or 13%, in 2010 compared to 2009, primarily due to increased revenues from the Wood Products segment and sales of non-strategic timberlands by the Real Estate segment, partially offset by decreased sales from the Resource segment. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Cost of goods sold. Cost of goods sold increased $85.0 million, or 25%, in 2010 over 2009, primarily due to a higher total cost basis of real estate sold, higher logging and hauling expense from the Resource segment primarily due to increased harvest levels coupled with higher diesel fuel costs, and increased log costs and other expenses associated with increased production at our wood products manufacturing facilities.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $8.0 million, or 17%, in 2010 from 2009, primarily due to decreased compensation and benefits-related expenses in 2010.

Environmental remediation charge. In the fourth quarter of 2010, we recorded a pre-tax charge of $4.1 million associated with estimated liabilities related to our Avery Landing site.

Asset impairment charge. In the fourth quarter of 2009, we recorded a pre-tax charge of $3.0 million associated with the impairment of our particleboard manufacturing facility. There were no asset impairment charges in 2010.

Interest expense, net. Net interest expense increased $5.9 million, or 27%, over 2009, primarily due to interest expense associated with our $150 million senior notes issued in November 2009, partially offset by the fact that we did not incur any interest expense related to our bank credit facility, as we had no outstanding borrowings during 2010.

Income tax benefit (provision). The income tax provision for 2010 was due to the pre-tax income for Potlatch TRS, a charge of $1.4 million related to deferred taxes associated with our retiree health care liabilities and a charge of $0.3 million with

38   /   POTLATCH CORPORATION

respect to built-in gain taxes attributable to the sale of REIT properties, partially offset by recognition of a tax benefit of $2.1 million from an adjustment of deferred tax liabilities. The income tax benefit for 2009 was due to the pre-tax loss for Potlatch TRS, recognition of a $6.2 million federal tax benefit with respect to electricity produced from qualified energy resources and sold to an unrelated party, and recognition of a tax benefit of $1.0 million from an adjustment to prior year state income tax returns, partially offset by $10.5 million with respect to built-in gain taxes attributable to the sale of REIT properties that were not deferred under the LKE provisions of the Internal Revenue Code.

Discontinued operations. Results from discontinued operations in 2010 primarily relate to the sale of the Prescott lumber mill in November 2010, which resulted in a pre-tax gain on disposal of $0.9 million, partially offset by other Prescott expenses of $0.6 million. The 2009 results included a pre-tax charge of $5.75 million for the legal settlement related to the sale of our oriented strand board, or OSB, manufacturing facilities in 2004, as well as $1.2 million of OSB-related legal expenses.

DISCUSSION OF BUSINESS SEGMENTS

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2010	2009	INCREASE (DECREASE)
Segment Revenues:
Resource	$225,834	$234,411	$(8,577)
Real Estate	85,226	65,353	19,873
Wood Products	273,887	216,592	57,295
Total segment revenues, before eliminations	$584,947	$516,356	$68,591
Operating income (loss):
Resource	$62,107	$81,774	$(19,667)
Real Estate	30,425	48,928	(18,503)
Wood Products	7,140	(20,484)	27,624
Total segment operating income, before eliminations and adjustments, and corporate items	$99,672	$110,218	$(10,546)

Resource Segment. Revenues for the segment decreased $8.6 million, or 4%, in 2010 from 2009, primarily as a result of decreased revenues due to the $49.0 million of revenues from the timber deed sale in 2009, partially offset by an 8% increase in total sales volumes and increased average sales prices. The increase in total sales volumes was attributable to increased demand in 2010 and our planned harvest deferral in 2009, which occurred primarily in our Northern region. We harvested 4.2 million tons of wood fiber in 2010 compared to 3.8 million tons in 2009. In our Northern region, sawlog sales volumes and prices increased 21% and 14%, respectively. Northern pulpwood sales volumes and prices decreased 27% and 2%, respectively. The pulpwood market in Idaho declined during 2010 due to a region-wide reduction in demand as a result of other companies’ closures of two large pulp manufacturing facilities in the Pacific Northwest in early 2010. Our 2010 Northern pulpwood sales volumes were also affected by the sale of our Wisconsin timberlands. In our Southern region, sawlog sales volumes and prices increased 15% and 6%, respectively, in 2010 over 2009. Southern pulpwood sales prices increased 10%, while sales volumes decreased 5%. Expenses for the segment increased $11.1 million, or 7%, in 2010 over 2009, primarily due to higher logging and hauling expense primarily associated with increased harvest levels and higher diesel fuel costs, partially offset by decreased depletion due to the timber deed sale in 2009. Operating income for our Resource segment decreased $19.7 million, or 24%, in 2010 from 2009.

2010 FORM 10-K   /   39

Real Estate Segment. Revenues increased $19.9 million, expenses increased $38.4 million and operating income decreased $18.5 million in 2010 compared to the 2009, all primarily due to the sale of 87,827 acres of non-strategic timberlands in Wisconsin and Arkansas for $64.8 million in 2010 compared to the sale of 24,549 acres of non-strategic timberlands in Arkansas for $43.3 million in 2009. The Wisconsin timberland was purchased in 2007, so there was a higher cost basis associated with these acres than with the Arkansas timberland that we have owned for a much longer time.

Wood Products Segment. Revenues for the segment increased $57.3 million, or 26%, in 2010 over 2009, primarily due to average lumber selling prices 16% higher than the previous year combined with a 14% increase in sales volumes. Sales prices and volumes both increased as a result of slightly improved economic conditions in 2010. In addition, several of our mills ran at reduced production levels in 2009 due to market conditions and lack of demand for manufactured wood products. Expenses for the segment increased $29.7 million, or 13%, in 2010 over 2009. The increased expenses were the result of higher costs of sales associated with increased sales volumes. Also included in the segment’s 2010 results is a pre-tax loss of $1.8 million from the sale of the railroad we operated in Idaho and a negative $2.9 million unrealized mark to market adjustment related to our lumber hedge that will cash settle at various dates from February through September 2011. The Wood Products segment reported operating income of $7.1 million for 2010 compared to an operating loss of $20.5 million in 2009.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

The following table sets forth year-to-year changes in items included in our Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2009	2008	INCREASE (DECREASE)
Revenues	$476,169	$439,957	$36,212
Costs and expenses:
Cost of goods sold	338,350	330,332	8,018
Selling, general and administrative expenses	47,382	41,729	5,653
Environmental remediation charge	739	—	739
Asset impairment charge	2,994	—	2,994
	389,465	372,061	17,404
Earnings from continuing operations before interest and taxes	86,704	67,896	18,808
Interest expense, net	(21,921)	(20,154)	(1,767)
Earnings from continuing operations before taxes	64,783	47,742	17,041
Income tax benefit	16,648	25,195	(8,547)
Earnings from continuing operations	81,431	72,937	8,494
Discontinued operations, net of tax	(4,103)	(20,300)	16,197
Net earnings	$77,328	$52,637	$24,691

Revenues. Revenues increased $36.2 million, or 8%, in 2009 compared to 2008, primarily due to the sale of a timber deed in Arkansas for $49.0 million, increased external sales from the Resource segment and higher Real Estate revenues, partially offset by decreased revenues from the Wood Products segment. The increased external sales from the Resource segment in 2009 are due to sales to Clearwater Paper businesses in 2008, before the spin-off, that were eliminated as intersegment sales. In 2009, those sales are reflected as sales to external customers and are not eliminated. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

40   /   POTLATCH CORPORATION

Cost of goods sold. Cost of goods sold increased $8.0 million, or 2%, in 2009 over 2008, primarily due to higher costs associated with the increased sales of logs and residuals, primarily chips and shavings, to external customers. In addition, depletion expense increased in 2009 over 2008 due to the Arkansas timber deed sale. These increases to cost of goods sold were partially offset by decreased costs related to lower harvest levels, lower production levels at our wood products manufacturing facilities and cost control measures implemented by the Resource and Wood Products segments during 2009.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $5.7 million, or 14%, in 2009 over 2008, primarily due to higher compensation-related expenses in 2009.

Environmental remediation charge. In 2009, we recorded a pre-tax charge of $0.7 million associated with estimated liabilities related to our Avery Landing site.

Asset impairment. In the fourth quarter of 2009, we recorded a pre-tax charge of $3.0 million associated with the impairment of our particleboard manufacturing facility. There were no asset impairment charges in 2008.

Interest expense, net. Net interest expense totaled $21.9 million in 2009, an increase of $1.8 million, or 9%, over 2008, primarily due to interest expense related to the $150 million principal amount of senior notes issued in November 2009, partially offset by lower amounts of borrowings outstanding during 2009 under the bank credit facility and lower interest rates associated with the bank credit facility borrowings during 2009.

Income tax benefit. The income tax benefit for 2009 was due to the pre-tax loss for Potlatch TRS, recognition of a $6.2 million federal tax benefit with respect to electricity produced from qualified energy resources and sold to an unrelated party, and recognition of a tax benefit of $1.0 million from an adjustment to prior year state income tax returns. These were partially offset by $10.5 million with respect to built-in gains taxes attributable to the sale of REIT properties that were not qualified for deferral under the LKE provisions of the Internal Revenue Code. Our income tax benefit for 2008 was $25.2 million, primarily due to the pre-tax loss for Potlatch TRS.

Discontinued operations. In 2009, we recorded an after-tax loss from discontinued operations of $4.1 million, compared to a loss of $20.3 million in 2008. The 2009 results included a pre-tax charge of $5.75 million for the legal settlement related to the sale of our oriented strand board, or OSB, manufacturing facilities in 2004, as well as $1.2 million of OSB-related legal expenses. The 2008 results included pre-tax charges totaling $3.0 million related to settlements with the direct and indirect purchaser classes in the OSB antitrust lawsuit and $3.7 million of OSB-related legal expenses. Discontinued operations for both periods also included transactions associated with the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008. The amounts recorded in 2009 for these two discontinued operations were immaterial.

2010 FORM 10-K   /   41

DISCUSSION OF BUSINESS SEGMENTS

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2009	2008	INCREASE (DECREASE)
Segment Revenues:
Resource	$234,411	$265,307	$(30,896)
Real Estate	65,353	46,077	19,276
Wood Products	216,592	263,132	(46,540)
Total segment revenues, before eliminations	$516,356	$574,516	$(58,160)
Operating income (loss):
Resource	$81,774	$76,008	$5,766
Real Estate	48,928	31,490	17,438
Wood Products	(20,484)	(13,675)	(6,809)
Total segment operating income, before eliminations and adjustments, and corporate items	$110,218	$93,823	$16,395

Resource Segment. Revenues for the segment decreased $30.9 million, or 12%, in 2009 from 2008, primarily due to reduced fee harvest volumes as a result of our planned reduction in harvest levels, lower timber sales prices and reduced intercompany sales, partially offset by $49.0 million in revenues from the Arkansas timber deed sale in 2009. We harvested 3.8 million tons of wood fiber in 2009, which was approximately 0.6 million tons, or 14%, lower than our original planned harvest level for the year. In the Southern region, total sales volumes decreased 3% and prices for sawlogs and pulpwood decreased 10% and 11%, respectively. In the Northern region, total sales volumes decreased 19% and prices for sawlogs and pulpwood decreased 26% and 4%, respectively. Expenses for the segment decreased $36.7 million, or 19%, in 2009 from 2008, primarily due to lower logging and hauling costs associated with reduced harvest levels and cost control measures implemented in the segment, partially offset by increased fee depletion expenses related to the timber deed sale. Operating income for our Resource segment increased $5.8 million, or 8%, in 2009 over 2008, primarily due to the $41.5 million contribution to operating income from the timber deed sale, partially offset by reduced harvest volumes as a result of our harvest deferral and lower timber prices.

Real Estate Segment. Revenues for the segment increased $19.3 million, or 42%, in 2009 over 2008. We sold 24,549 acres of non-strategic timberland in Arkansas in January 2009 for $43.3 million. In 2008, we sold 42,841 acres of non-strategic timberland in Minnesota for $16.1 million. Segment expenses increased $1.8 million, or 13%, in 2009 over 2008, primarily due to a higher cost basis associated with the acres sold in Arkansas in 2009. Operating income for our Real Estate segment increased $17.4 million, or 55%, in 2009 over 2008.

Wood Products Segment. Revenues for the segment decreased $46.5 million, or 18%, in 2009 from 2008, primarily due to 13% lower lumber sales prices, partially offset by a 4% increase in sales volumes. Our lumber mill in Warren, Arkansas was shut down for several weeks in the fall of 2009 as wet weather conditions caused reduced log deliveries, resulting in a log inventory shortage. Due to insufficient demand, our Minnesota and Idaho lumber mills operated at approximately 75% of normal production for most of the first quarter of 2009 before returning to full production levels and our plywood facility operated at approximately 60% of normal production at the beginning of 2009, before returning to full production in early May 2009. Our particleboard plant was shut down for approximately three months in 2009 and operated at approximately 50% of capacity for the remainder of 2009 to better balance production with the available fiber supply and demand for particleboard. Expenses for the segment decreased $39.7 million, or 14%, in 2009 from 2008, primarily due to lower log, labor and supply

42   /   POTLATCH CORPORATION

costs, which are all associated with reduced production levels, decreased lumber shipments and cost control measures implemented during 2009. In addition, the segment recorded a $3.0 million asset impairment charge related to our Idaho particleboard manufacturing facility in 2009. The Wood Products segment reported an operating loss of $20.5 million for 2009, compared to an operating loss of $13.7 million in 2008.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, our financial position included long-term debt of $368.5 million, including current installments on long-term debt of $5.0 million. Long-term debt at December 31, 2009 was $368.4 million. Stockholders’ equity at December 31, 2010, was $204.4 million compared to the December 31, 2009, balance of $229.8 million. Distributions to common stockholders in 2010 totaled $81.6 million. The ratio of long-term debt to stockholders’ equity was 1.8 to 1 at December 31, 2010, compared to 1.6 to 1 at December 31, 2009.

Working capital totaled $95.8 million at December 31, 2010, compared to $63.2 million at December 31, 2009. The significant changes in the components of working capital are as follows:

•

Cash and short-term investments combined increased $35.8 million primarily due to the sales of the Wisconsin and Arkansas timberlands in the third and fourth quarters of 2010, partially offset by the payment of the regular quarterly cash distribution to common shareholders.

•

Accounts payable and accrued liabilities increased $7.0 million primarily due to the $4.1 million charge for environmental remediation and the $2.9 million accrued liability related to our lumber hedge.

•	The current portion of long-term debt increased $5.0 million due to the scheduled maturity of $5.0 million of medium-term notes in January 2011.

•	The current pension and OPEB liability decreased $4.4 million due to restructuring of retiree health benefits beginning in 2010.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2010, are as follows:

(Dollars in thousands)

2011	$5,011
2012	21,662
2013	8,413
2014	21,000
2015	22,500

2010 FORM 10-K   /   43

Cash Flows Summary

The following table presents information regarding our cash flows for the years ended December 31, 2010, 2009 and 2008.

(Dollars in thousands)	Years Ended December 31,
	2010	2009	2008
Cash flows from continuing operations:
Net cash provided by operations	$126,073	$119,914	$40,001
Net cash used for investing	(45,476)	(46,719)	(26,357)
Net cash used for financing	(79,538)	(64,679)	(76,087)
Cash provided by (used for) continuing operations	1,059	8,516	(62,443)
Cash provided by (used for) discontinued operations	3,002	(7,869)	54,281
Change in cash	4,061	647	(8,162)
Balance at beginning of year	1,532	885	9,047
Balance at end of year	$5,593	$1,532	$885

Net cash provided by operating activities from continuing operations in 2010 totaled $126.1 million, compared to $119.9 million in 2009 and $40.0 million in 2008. In 2010, lower net earnings from continuing operations as compared to 2009 were affected by the increased basis of real estate sold in 2010 and the change in deferred taxes compared to the change in 2009. The favorable 2009 to 2008 comparison was primarily due to fewer LKE transactions in 2009, higher earnings from continuing operations and increased cash from inventory changes in 2009 compared to 2008.

Net cash used for investing activities from continuing operations was $45.5 million in 2010, $46.7 million in 2009 and $26.4 million in 2008. In 2010, we increased short-term investments by $31.7 million and used $15.0 million for capital expenditures. In 2009, we increased short-term investments by $31.8 million and used $15.7 million for capital expenditures. In 2008, we used $36.8 million for capital expenditures and $27.3 million for deposits on timberlands, partially offset by a $37.3 million decrease in short-term investments.

At December 31, 2010, our authorized capital spending budget totaled $18.8 million. Our capital spending is primarily related to reforestation expenditures, logging road construction, smaller high-return discretionary projects and routine general replacement projects for our wood products manufacturing facilities.

Net cash used for financing totaled $79.5 million in 2010, $64.7 million in 2009 and $76.1 million in 2008. Net cash used for financing in 2010 was primarily attributable to paying our regular quarterly cash distributions to stockholders, which amounted to a total of $81.6 million in 2010. Net cash used for financing in 2009 was primarily attributable to paying off the $129.1 million balance of the bank credit facility and paying our regular quarterly cash distributions to stockholders, which amounted to a total of $81.1 million in 2009, partially offset by the $147.4 million proceeds from the issuance of the senior notes. Net cash used for financing in 2008 was primarily attributable to paying our regular quarterly cash distributions to stockholders, which amounted to a total of $80.7 million in 2008 and a change in book overdrafts of $8.2 million, partially offset by an $18.8 million increase in borrowings on our bank credit facility.

Cash provided by discontinued operations totaled $3.0 million in 2010, and primarily reflects the net proceeds from the sale of the Prescott mill assets in November 2010. Cash used for discontinued operations in 2009 totaled $7.9 million, and primarily resulted from the $5.75 million OSB settlement with Ainsworth and the related legal expenses. Cash provided by discontinued operations totaled $54.3 million in 2008, and included the OSB purchaser-class settlements and related legal expenses, the spin-off of the Clearwater Paper businesses and the closure of the Prescott mill in May 2008.

44   /   POTLATCH CORPORATION

Our current secured bank credit facility, which expires on December 8, 2013, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $20 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Subject to certain conditions and agreement of the lenders, the bank credit facility may be increased by up to an additional $100 million. As of December 31, 2010, there were no borrowings outstanding under the revolving line of credit, and approximately $2.4 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2010 was $247.6 million. Pursuant to an amendment that became effective February 4, 2011, we reduced available borrowing capacity under our bank credit facility from $250 million to $150 million.

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

The agreement governing our bank credit facility contains certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The bank credit facility also contains financial maintenance covenants establishing a minimum interest coverage ratio, a minimum collateral coverage ratio and a maximum funded indebtedness to capitalization ratio. We will be permitted to pay distributions to our stockholders under the terms of the bank credit facility so long as we remain in pro forma compliance with the financial maintenance covenants.

The table below sets forth the most restrictive covenants in the bank credit facility and our status with respect to these covenants as of December 31, 2010:

	COVENANT REQUIREMENT	ACTUAL RATIO AT DECEMBER 31, 2010
Minimum Interest Coverage Ratio	2.75 to 1.00 *	5.43 to 1.00
Minimum Collateral Coverage Ratio	2.25 to 1.00 **	3.56 to 1.00
Maximum Funded Indebtedness To Capitalization Ratio	60.0% **	53.8%

*	Commencing October 1, 2011, the Minimum Interest Coverage Ratio will increase to 3.00 to 1.00.

**	Per an amendment to the credit agreement, the Minimum Collateral Coverage Ratio increased to 3.00 to 1.00 and the Maximum Funded Indebtedness to Capitalization Ratio increased to 70.0% effective as of February 4, 2011.

The Interest Coverage Ratio is our twelve months ended EBITDDA divided by interest expense for the same period. EBITDDA, as we define it, is earnings from continuing operations adjusted for net interest expense, provision/benefit for income taxes, depreciation, depletion and amortization, and the basis of real estate sold.

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

The Funded Indebtedness to Capitalization Ratio is our total funded indebtedness divided by our total capitalization. Our funded indebtedness consists of our long-term debt, including the current installments on long-term debt, plus the total amount outstanding under the letter of credit subfacility. Our total capitalization per the bank credit facility is comprised of our funded indebtedness plus shareholder equity plus an adjustment up to $150 million to compensate for any negative accumulated other comprehensive loss included in shareholders’ equity.

2010 FORM 10-K   /   45

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

Based on our outlook for 2011 and taking into account planned harvest activities, we expect to fund a majority of our 2011 annual cash distributions from cash on hand at December 31, 2010, and by using the cash flows from our REIT-qualifying timberland operations and revenues from sales of timberlands. The rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from our wood products manufacturing business for the payment of stockholder distributions. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund distributions to stockholders using cash flows from Potlatch TRS.

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

•

If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $90.1 million at December 31, 2010.

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

FAD, as defined in the indenture governing the senior notes, is earnings from continuing operations, plus depreciation, depletion and amortization, plus basis of real estate sold, and minus capital expenditures. For purposes of this definition, capital expenditures exclude all expenditures relating to direct or indirect timberland purchases in excess of $5 million. Under this definition, our FAD for 2010 was $105.1 million and our distributions paid in 2010 were $81.6 million.

The major debt rating agencies routinely evaluate our debt and our access to capital, and our cost of borrowing can increase or decrease depending on our credit rating. In October 2010, S&P affirmed our corporate BB rating, with a stable outlook. In December 2010, Moody’s affirmed our corporate Ba1 rating, with a stable outlook.

46   /   POTLATCH CORPORATION

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2010. Portions of the amounts shown are reflected in our consolidated financial statements and accompanying notes, as required by generally accepted accounting principles. See the footnotes following the table for information regarding the amounts presented and for references to relevant consolidated financial statement notes that include a detailed discussion of the item.

	PAYMENTS DUE BY PERIOD
(Dollars in thousands)	TOTAL	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt[1]	$371,421	$5,011	$30,075	$43,500	$292,835
Interest on long-term debt	233,394	25,162	47,496	45,528	115,208
Operating leases[2]	9,205	2,434	3,824	1,847	1,100
Purchase obligations[3]	19,192	5,467	7,868	5,857	—
Other obligations[4]	204,886	56,237	46,635	34,645	67,369
Total	$838,098	$94,311	$135,898	$131,377	$476,512

[1]	See Note 9, “Debt,” in the notes to consolidated financial statements.

[2]	See Note 14, “Commitments and Contingencies,” in the notes to consolidated financial statements.

[3]	Purchase obligations consist primarily of accounts payable, the purchase of raw materials, contracts for timber cutting and contracts with electricity providers.

[4]

Included in other obligations are payments under qualified pension plans and other postretirement employee benefit obligations. Payments under qualified pension plans are based on estimated minimum required contributions for years 1-5. Payments on postretirement employee benefit obligations are based on expected future benefit payments as disclosed in Note 13, “Savings Plans, Pension Plans and Other Postretirement Employee Benefits,” in the notes to the consolidated financial statements, for years 1-5.

OFF-BALANCE SHEET ARRANGEMENTS

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

DISTRIBUTIONS TO SHAREHOLDERS

The table below summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31:

(Amounts per share)	2010	2009	2008
Qualified distributions	$—	$—	$—
Capital gain distributions	1.539864	2.04	2.04
Non-taxable return of capital	0.500136	—	—
Total distributions	$2.04	$2.04	$2.04

2010 FORM 10-K   /   47

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks on financial instruments includes interest rate risk on our short-term investments, bank credit facility and interest rate swap agreements and commodity risk on our lumber hedges. All market risk sensitive instruments were entered into for purposes other than trading purposes.

Our short-term investments are invested in time or demand deposits, certificates of deposit, U.S. Treasury and U.S. government agency obligations and short-term money market funds, all of which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. All short-term investments are made in compliance with the requirements of the Internal Revenue Code with respect to qualifying REIT investments.

The interest rates applied to borrowings under our bank credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our bank credit facility borrowings through the use of derivative financial instruments. There were no outstanding borrowings at December 31, 2010.

The majority of our long-term debt is fixed rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. However, we entered into interest rate swap agreements, effective July 1, 2010, on $68.25 million of fixed rate debt securities, or approximately 19% of our long-term debt. The swaps converted interest payments with fixed rates ranging between 6.95% and 8.89% to a three-month LIBOR plus a spread between 4.738% and 7.8375%. See Note 12 to the consolidated financial statements for additional information about our interest rate swaps.

In October 2010 we entered into two lumber hedging contracts to mitigate commodity price risk related to sales by the Wood Products segment. These contracts will cash settle at various dates from February through September 2011. An unrealized mark to market adjustment of negative $2.9 million was recognized for the year ended December 31, 2010. See Note 12 to the consolidated financial statements for additional information about our lumber hedge.

48   /   POTLATCH CORPORATION

Quantitative Information about Market Risks

(Dollars in thousands)

	EXPECTED MATURITY DATE
	2011	2012	2013	2014	2015	THEREAFTER	TOTAL
Long-term debt:
Fixed rate	$5,011	$21,662	$8,413	$21,000	$22,500	$292,835	$371,421
Average interest rate	8.6%	8.3%	7.5%	7.1%	7.0%	7.1%	7.2%
Fair value at 12/31/10							$369,351

2010 FORM 10-K   /   49

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per-share amounts)

	FOR THE YEARS ENDED DECEMBER 31
	2010	2009	2008
Revenues	$539,447	$476,169	$439,957
Costs and expenses:
Cost of goods sold	423,353	338,350	330,332
Selling, general and administrative expenses	39,347	47,382	41,729
Environmental remediation charge	4,096	739	—
Asset impairment charge	—	2,994	—
	466,796	389,465	372,061
Earnings from continuing operations before interest and taxes	72,651	86,704	67,896
Interest expense, net	(27,780)	(21,921)	(20,154)
Earnings from continuing operations before taxes	44,871	64,783	47,742
Income tax benefit (provision)	(4,596)	16,648	25,195
Earnings from continuing operations	40,275	81,431	72,937
Discontinued operations:
Gain (loss) from discontinued operations (including gain (loss) on disposal of $922, $— and $(20,362))	182	(6,788)	(31,270)
Income tax benefit (provision)	(63)	2,685	10,970
	119	(4,103)	(20,300)
Net earnings	$40,394	$77,328	$52,637
Earnings per common share from continuing operations:
Basic	$1.01	$2.05	$1.85
Diluted	1.00	2.04	1.83
Loss per common share from discontinued operations:
Basic	—	(0.11)	(0.52)
Diluted	—	(0.11)	(0.51)
Net earnings per common share:
Basic	1.01	1.94	1.33
Diluted	1.00	1.93	1.32

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

50   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31
	2010	2009	2008
Net earnings	$40,394	$77,328	$52,637
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net gain (loss) arising during the period, net of tax of $5,132, $(7,664) and $(66,059)	8,027	(11,987)	(103,323)
Prior service (cost) credit arising during the period, net of tax of $(279), $29,712 and $(559)	(436)	46,474	(874)
Amortization of actuarial loss included in net periodic cost, net of tax of $4,994, $3,251 and $3,094	7,811	5,084	4,840
Amortization of prior service cost (credit) included in net periodic cost, net of tax of $(3,001), $3 and $(146)	(4,695)	6	(229)
Recognition of deferred taxes related to actuarial gain on OPEB obligations	3,015	—	—
Other comprehensive income (loss), net of tax	13,722	39,577	(99,586)
Comprehensive income (loss)	$54,116	$116,905	$(46,949)

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

2010 FORM 10-K   /   51

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per-share amounts)

	AT DECEMBER 31
	2010	2009
ASSETS
Current assets:
Cash	$5,593	$1,532
Short-term investments	85,249	53,506
Receivables, net of allowance for doubtful accounts of $460 and $1,670	21,278	18,161
Inventories	24,375	24,493
Deferred tax assets	13,346	8,872
Other assets	11,953	15,134
Total current assets	161,794	121,698
Property, plant and equipment, at cost less accumulated depreciation of $150,507 and $158,123	67,174	75,839
Timber and timberlands, net	475,578	533,173
Deferred tax assets	49,054	64,873
Other assets	28,111	27,982
	$781,711	$823,565
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$5,011	$11
Current liability for pensions and other postretirement employee benefits	9,517	13,961
Accounts payable and accrued liabilities	51,504	44,501
Total current liabilities	66,032	58,473
Long-term debt	363,485	368,420
Liability for pensions and other postretirement employee benefits	129,124	149,398
Other long-term obligations	18,631	17,484
Stockholders’ equity:
Preferred stock, Authorized 4,000,000 shares, no shares issued	—	—
Common stock, $1 par value, Authorized 100,000,000 shares, Issued 40,032,587 shares and 39,826,784 shares	40,033	39,827
Additional paid-in capital	330,894	328,989
Retained earnings (accumulated deficit)	(52,733)	(11,549)
Accumulated other comprehensive loss, net of tax of $(74,547) and $(81,479)	(113,755)	(127,477)
Total stockholders’ equity	204,439	229,790
	$781,711	$823,565

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

52   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31
	2010	2009	2008
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$40,394	$77,328	$52,637
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Depreciation, depletion and amortization	31,204	34,715	30,153
Basis of real estate sold	48,670	10,696	9,109
Change in deferred taxes	5,427	(21,037)	(17,894)
Loss (gain) on disposition of property, plant and equipment	1,078	(1,628)	592
Loss (gain) from discontinued operations	(119)	4,103	20,300
Proceeds from land sales deposited with a like-kind exchange intermediary	(341)	(2,030)	(36,148)
Equity-based compensation expense	3,952	3,829	4,320
Employee benefit plans	(6,241)	(138)	(5,280)
Asset impairment	—	2,994	—
Other, net	—	130	(1,131)
Decrease (increase) in receivables	(3,117)	4,601	(3,920)
Decrease (increase) in inventories	(385)	5,223	(10,215)
Decrease in prepaid expenses	455	32	343
Increase (decrease) in accounts payable and accrued liabilities	5,096	1,096	(3,950)
Income tax benefit related to stock issued in conjunction with stock compensation plans	—	—	1,085
Net cash provided by operating activities from continuing operations	126,073	119,914	40,001
CASH FLOWS FROM INVESTING
Decrease (increase) in short-term investments	(31,743)	(31,843)	37,321
Additions to property, plant and equipment	(5,215)	(4,317)	(10,345)
Additions to timber and timberlands	(9,786)	(11,380)	(26,406)
Deposits on timberlands	—	—	(27,328)
Proceeds from disposition of property, plant and equipment	3,075	1,871	1,203
Other, net	(1,807)	(1,050)	(802)
Net cash used for investing activities from continuing operations	(45,476)	(46,719)	(26,357)
CASH FLOWS FROM FINANCING
Change in book overdrafts	2,178	860	(8,165)
Increase (decrease) in notes payable	—	(129,100)	18,800
Issuance of common stock	2,156	1,839	3,902
Change in long-term debt	(11)	147,094	(173)
Distributions to common stockholders	(81,578)	(81,132)	(80,674)
Deferred financing costs	(249)	(4,375)	(4,292)
Employee tax withholdings on vested performance share awards	(2,075)	(77)	(4,771)
Other, net	41	212	(714)
Net cash used for financing activities from continuing operations	(79,538)	(64,679)	(76,087)
Cash from continuing operations	1,059	8,516	(62,443)
Cash flows provided by (used for) discontinued operations:
Operating cash flows	(829)	(7,869)	(4,770)
Investing cash flows	3,831	—	(21,078)
Financing cash flows	—	—	80,129
Increase (decrease) in cash	4,061	647	(8,162)
Balance at beginning of year	1,532	885	9,047
Balance at end of year	$5,593	$1,532	$885
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest, net of amount capitalized	$26,135	$25,495	$33,644
Income taxes	255	(540)	(10,409)
Non-cash investing activity:
Additions to timber and timberlands	—	202	40,862
Non-cash financing activity:
Restricted cash payment from Clearwater Paper Corporation for the maturity of credit sensitive
debentures (See Note 9)	—	106,250	—

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

Certain 2009 and 2008 amounts have been reclassified to conform to the 2010 presentation.

2010 FORM 10-K   /   53

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per-share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2007	39,256,673	$39,257	$530,949	$123,783	$(115,653)	$578,336
Exercise of stock options and stock awards	148,327	148	3,754	—	—	3,902
Income tax benefit related to stock issued in conjunction with stock compensation plans	—	—	1,085	—	—	1,085
Performance share and restricted stock unit awards	335,898	336	1,364	—	—	1,700
Net earnings	—	—	—	52,637	—	52,637
Pension plans and OPEB obligations	—	—	—	—	(99,586)	(99,586)
Spin-off of Clearwater Paper Corporation	—	—	(203,860)	(103,491)	48,185	(259,166)
Common distributions, $2.04 per share	—	—	—	(80,674)	—	(80,674)
Balance, December 31, 2008	39,740,898	$39,741	$333,292	$(7,745)	$(167,054)	$198,234
Exercise of stock options and stock awards	81,540	82	1,757	—	—	1,839
Performance share and restricted stock unit awards	4,346	4	3,747	—	—	3,751
Net earnings	—	—	—	77,328	—	77,328
Pension plans and OPEB obligations	—	—	—	—	39,577	39,577
Transfer of assets from REIT to subsidiary	—	—	(13,645)	—	—	(13,645)
Spin-off of Clearwater Paper Corporation	—	—	3,838	—	—	3,838
Common distributions, $2.04 per share	—	—	—	(81,132)	—	(81,132)
Balance, December 31, 2009	39,826,784	$39,827	$328,989	$(11,549)	$(127,477)	$229,790
Exercise of stock options and stock awards	107,296	107	2,049	—	—	2,156
Performance share and restricted stock unit awards	98,507	99	1,778	—	—	1,877
Net earnings	—	—	—	40,394	—	40,394
Pension plans and OPEB obligations	—	—	—	—	13,722	13,722
Transfer of assets from REIT to subsidiary	—	—	(1,922)	—	—	(1,922)
Common distributions, $2.04 per share	—	—	—	(81,578)	—	(81,578)
Balance, December 31, 2010	40,032,587	$40,033	$330,894	$(52,733)	$(113,755)	$204,439

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

We are primarily engaged in activities associated with timberland management, including the sale of timber, the management of our approximately 1.5 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacture and sale of wood products. Our timberlands and all of our wood products facilities are located within the continental United States. The primary market for our products is the United States. As discussed in Note 1, we converted to a Real Estate Investment Trust, or REIT, effective January 1, 2006.

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

Significant estimates are described in further detail in this Summary of Principal Accounting Policies and the Notes to Consolidated Financial Statements. Significant estimates include timber volumes, pension and postretirement obligation assumptions, environmental liabilities, fair value of derivative instruments, assumptions utilized for asset and disposal group impairment tests, and liabilities associated with restructuring activities and discontinued operations.

EQUITY-BASED COMPENSATION

At December 31, 2010, we had three stock incentive plans under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At December 31, 2010, no shares were available for future use under the 1995 and 2000 Stock Incentive Plan, while approximately 524,000 shares were authorized for future use under the 2005 Stock Incentive Plan. We issue new shares of common stock to pay stock option exercises and to settle performance share awards and RSU awards.

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

Our outside directors can elect to defer compensation in the form of common stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of our common stock. See Note 15 for additional information related to our equity-based compensation plans.

2010 FORM 10-K   /   55

INVENTORIES

Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine cost of logs, lumber and plywood for most of our operations. The average cost method is used to determine cost of all other inventories. Expenses associated with idle capacity or other curtailments of production are reflected in cost of goods sold in the periods incurred.

PROPERTY, PLANT AND EQUIPMENT

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

TIMBER AND TIMBERLANDS

Timber and timberlands are valued at cost less depletion and amortization. For fee timber, the capitalized cost includes costs related to stand establishment, such as site preparation, including all costs of preparing the land for planting, cost of seeds or seedlings, tree planting, including labor, materials, depreciation of company-owned equipment and the cost of contract services. Upon completion of planting activities and field inspection to assure the planting operation was successful, a plantation will be considered “established.” Subsequent expenditures made to maintain the integrity or enhance the growth of an established plantation or stand are expensed. Post-establishment expenses include release spray treatments, pest control activities, thinning operations and fertilization. Expenditures for forest management consist of regularly recurring items necessary to ownership and administration of timber producing property such as fire protection, property taxes and insurance, silviculture costs incurred subsequent to stand establishment, cruising (physical inventory), property maintenance and salaries, supplies, travel, record-keeping and other normal recurring administrative personnel costs. These expenditures are accounted for as current operating expenses. Timberland purchased on the open market is capitalized and the cost is allocated to the relative values of the component items as appraised, such as timberland, merchantable sawlogs, merchantable pulpwood, reproduction (young growth not merchantable), logging roads and other land improvements. The capitalized cost includes purchase price, title search and title recording, transfer taxes and fees, timber cruises, appraisals and running of boundary lines.

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

56   /   POTLATCH CORPORATION

Logging roads on our land are presumed to become a part of our road system unless it is known at the time of construction that the road will be abandoned. Therefore, the base cost of the road, such as the clearing, grading, and ditching, is not amortized and remains a capitalized item until abandonment or other disposition, while other portions of the initial cost, such as bridges, culverts and gravel surfacing are amortized over their useful lives, which range from 10 to 20 years. Costs associated with temporary logging roads that will not become part of our road system are expensed as incurred.

Since timber and timberlands are generally considered to be long-term productive assets, we classify these expenditures as investing activities in our Consolidated Statements of Cash Flows. Depletion associated with timber and timberlands and amortization associated with logging roads are non-cash adjustments to net earnings in the operating activities section of the Consolidated Statements of Cash Flows.

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

We use a qualified intermediary to facilitate LKE transactions. Proceeds from forward transactions are held by the intermediary and are classified as restricted cash, within non-current other assets, because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. Proceeds from reverse transactions are not restricted because the funds are available upon demand; therefore, these proceeds are included in short-term investments. In the case of reverse transactions in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a non-current asset and included in “Timber and timberlands, net” in our Consolidated Balance Sheets and as “Deposits on timberlands” in the investing activities section of our Consolidated Statements of Cash Flows. In the case of forward transactions, amounts from sales of company-owned land deposited with the intermediary that are not yet matched with LKE property purchased are included as restricted cash in non-current “Other assets” in our Consolidated Balance Sheets and as “Proceeds from land sales deposited with a like-kind exchange intermediary” in the operating activities section of our Consolidated Statements of Cash Flows.

At December 31, 2010, we had $0.3 million of proceeds from land sales deposited with a qualified LKE intermediary classified as restricted cash, within non-current “Other assets” on our Consolidated Balance Sheets. At December 31, 2009, we had no proceeds from land sales deposited with a qualified LKE intermediary.

LONG-LIVED ASSETS

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our

2010 FORM 10-K   /   57

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

REVENUE RECOGNITION

We recognize revenue from the sale of timber when legal ownership and the risk of loss transfers to the buyer and the quantity sold is determinable. The company sells timber under delivered log agreements as well as through sales of standing timber, or stumpage. For delivered sales, revenue, which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold using pay-as-cut, timber deed or lump-sum sale agreements. Under a pay-as-cut sales contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract. Under a timber deed sale, the buyer agrees to purchase and harvest specified timber on a tract of land over the term of the contract, the risk of loss and title to the trees transfer to the buyer when the contract is signed and the buyer pays the full purchase price when the contract is signed. Revenue from a timber deed sale is recognized when the contract is signed. Under a lump-sum sale, the parties agree to a purchase price for all the timber available for harvest on a tract of land. Generally the purchase price is paid when the contract is signed. Title to the timber and risk of loss transfers to the buyer as the timber is harvested. Therefore, revenue under a lump-sum sale is recognized over the term on the contract based on the timber harvested compared to the total estimated timber available to be harvested. An adjustment may be required to the extent the actual timber harvested is different than the estimate of timber available.

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

58   /   POTLATCH CORPORATION

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 fair value measurements became effective for the first interim reporting period after December 15, 2009. Disclosures regarding activity within Level 3 fair value measurements become effective for the first interim reporting period after December 15, 2010. Refer to Note 12 for information and related disclosures regarding our fair value measurements.

2010 FORM 10-K   /   59

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.

REIT Conversion

Effective January 1, 2006, we restructured our operations to qualify for treatment as a REIT for federal income tax purposes. As a REIT, we generally are not subject to federal corporate income taxes on our income from investments in real estate that we distribute to our stockholders, including the income derived from the sale of standing timber. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily consists of income from the sale of our standing timber. Accordingly, we restructured to create a new parent company that holds our timberlands through a REIT subsidiary and substantially all of our non-timberland assets, consisting primarily of our manufacturing facilities, assets used for the harvesting of timber and the sale of logs, and selected land parcels that we expect to be sold or developed for higher and better use purposes through wholly owned taxable REIT subsidiaries, which we refer to collectively in this report as Potlatch TRS. Our use of Potlatch TRS, which is taxed as a C corporation, enables us to continue to engage in these non-REIT qualifying businesses without violating the REIT requirements.

NOTE 2.

Earnings per Common Share

Earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding. The following table reconciles the number of common shares used in calculating the basic and diluted earnings per share from continuing operations for the years ended December 31:

	2010	2009	2008
Basic average common shares outstanding	39,971,073	39,763,090	39,473,879
Incremental shares due to:
Common stock options	81,942	83,799	76,543
Performance shares	132,455	105,771	211,979
Restricted stock units	33,859	20,953	41,012
Diluted average common shares outstanding	40,219,329	39,973,613	39,803,413
Basic earnings per common share from continuing operations	$1.01	$2.05	$1.85
Diluted earnings per common share from continuing operations	$1.00	$2.04	$1.83

For the year ended December 31, 2010, 5,750 restricted stock units were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. For the year ended December 31, 2009, options to purchase 85,391 shares of common stock were excluded from the computation of diluted earnings per share because the per share exercise prices of the stock options were greater than the average market price of our common stock during the period. For the year ended December 31, 2008, 2,500 restricted stock units and options to purchase 86,426 shares of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE 3.

Short-term Investments

Our short-term investments are invested in time or demand deposits, certificates of deposit, U.S. Treasury and U.S. government agency obligations, money market funds, commercial paper and variable rate demand obligations, all of which have very short maturity periods and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our

60   /   POTLATCH CORPORATION

exposure to interest rate risk for our short-term investments. All short-term investments are made in compliance with the requirements of the Internal Revenue Code with respect to qualifying REIT investments.

NOTE 4.

Inventories

(Dollars in thousands)

	2010	2009
Lumber and other manufactured wood products	$13,115	$14,057
Logs	7,619	5,973
Materials and supplies	3,641	4,463
	$24,375	$24,493
Valued at lower of cost or market:
Last-in, first-out basis	$15,796	$15,079
Average cost basis	8,579	9,414
	$24,375	$24,493

If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $8.5 million and $9.3 million higher at December 31, 2010 and 2009, respectively. Reductions in quantities of LIFO inventories valued at higher costs prevailing in prior years had the effect of decreasing earnings, net of income taxes, by $0.8 million in 2010. Reductions in quantities of LIFO inventories valued at lower costs prevailing in prior years had the effect of increasing earnings, net of income taxes, by $0.2 million in 2009 and less than $0.1 million in 2008.

NOTE 5.

Property, Plant and Equipment

(Dollars in thousands)

	2010	2009
Land and land improvements	$14,693	$15,461
Buildings and structures	32,210	38,483
Machinery and equipment	167,685	177,578
Construction in progress	3,093	2,440
	$217,681	$233,962

Depreciation charged against income from continuing operations totaled $9.8 million, $11.0 million and $11.0 million in each of the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 6.

Timber and Timberlands

(Dollars in thousands)

	2010	2009
Timber and timberlands	$415,401	$474,529
Logging roads	60,177	58,644
	$475,578	$533,173

2010 FORM 10-K   /   61

Depletion from company-owned lands totaled $17.2 million, $20.2 million and $16.2 million in each of the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of logging roads totaled $2.4 million, $2.4 million and $2.3 million in each of the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 7.

Other Assets

(Dollars in thousands)

Current Other Assets:	2010	2009
Basis of real estate held for sale	$9,268	$8,905
Deferred charges	1,567	1,521
Prepaid expenses	1,118	1,573
Assets held for sale	—	3,135
	$11,953	$15,134

Noncurrent Other Assets:
Noncurrent investments	$21,292	$20,255
Deferred charges	6,277	7,341
Restricted cash	341	—
Derivative asset associated with interest rate swaps	62	—
Other	139	386
	$28,111	$27,982

Noncurrent investments primarily consist of company-owned life insurance stated at cash surrender value. Deferred charges primarily consist of deferred financing costs, which are being amortized over the life of the associated debt.

NOTE 8.

Income Taxes

As a REIT, if we meet certain requirements, we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our shareholders. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) with respect to the REIT’s sale of any real property owned at such date within the first ten years following our conversion to a REIT, except for sales occurring in 2011. The Small Business Jobs Act of 2010, enacted on September 27, 2010, modifies the built-in gains provisions to exempt sales of real properties by a REIT in 2011, if five years of the recognition period has elapsed before January 1, 2011. The built-in gains tax is eliminated or deferred if sale proceeds are reinvested in like-kind property in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sale agreement or timber deed. We are required to pay federal and state corporate income taxes on earnings of our Potlatch TRS operations, principally comprised of our wood products manufacturing operations and certain real estate investments held for development and resale.

Due to the varying tax treatments of our activities, such as REIT operations, built-in gains taxes applicable to property sales, like-kind exchanges and TRS activities, our effective tax rate and amount of taxes paid may vary significantly from year to year.

In association with our REIT conversion in 2006, we estimated the amount of REIT property that may be sold within the next ten years and retained a deferred tax liability at REIT conversion on the book-to-tax difference of approximately $3.0 million. This

62   /   POTLATCH CORPORATION

estimate is periodically reviewed. As a result of the Small Business Jobs Act of 2010, which modified the built-in gains provisions for 2011, and our expected disposal of REIT property from 2012 through 2015, we reversed $2.1 million of this deferred tax liability in 2010.

During 2010, we transferred some real estate properties from the REIT to Potlatch TRS that were identified for potential development and resale. As a result of these transfers, we recorded an additional deferred tax liability of $1.9 million associated with the difference between the book and tax basis of the property, with the offset recorded as additional paid-in capital.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Reconciliation Act of 2010, was enacted in March 2010 and included a change in the deductibility of drug expenses reimbursed under the Medicare Part D retiree drug subsidy program beginning after 2012. As a result of this legislation, deferred taxes associated with our retiree health care liabilities based on prior law were required to be adjusted, resulting in a net charge to earnings of approximately $1.4 million. We recorded income tax benefits related to continuing operations of Potlatch TRS of $0.2 million attributable to the Part D reimbursements received during the year that were non-taxable.

The income tax provision (benefit) allocated to continuing operations is comprised of the following for the years ended December 31:

(Dollars in thousands)

	2010	2009	2008
Current*	$(930)	$4,389	$(7,301)
Deferred	(10,619)	(1,351)	(15,350)
Benefit of net operating loss carryforwards	16,145	(19,686)	(2,544)
Income tax provision (benefit)	$4,596	$(16,648)	$(25,195)

*	The realized tax benefit related to stock issued in conjunction with our stock compensation plans that exceed any previously recognized deferred tax assets has been recorded as an increase to additional paid-in capital rather than a reduction to the provision for income taxes. The amount of this increase was $0 for the years ended December 31, 2010 and 2009 and $1.1 million for the year ended December 31, 2008.

The income tax provision (benefit) allocated to continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes due to the following for the years ended December 31:

(Dollars in thousands)

	2010	2009	2008
Computed “expected” tax expense	$15,705	$22,674	$16,710
Built-in gains tax	—	9,294	—
REIT income not subject to federal income tax	(9,481)	(38,917)	(38,895)
Tax credits	—	(6,504)	(463)
State and local taxes, net of federal income tax	311	(2,045)	(2,981)
Interest, net of federal income tax	—	(1,416)	(53)
Adjustment of REIT deferred taxes	(2,301)	—	—
Deferred tax adjustment—Retiree Health Care Act	1,441	—	—
All other items	(1,079)	266	487
Income tax provision (benefit)	$4,596	$(16,648)	$(25,195)
Effective tax rate	10.2%	(25.7)%	(52.8)%

2010 FORM 10-K   /   63

Our effective tax rate for 2010 was 10.2%, compared to (25.7)% for 2009 and (52.8)% for 2008. The effective rate for 2010 differs from 2009 due to the impacts of the operating income earned by Potlatch TRS, the deferred tax adjustment caused by the Retiree Health Care Act and the adjustment of deferred tax liabilities established in 2006 for the book to tax difference on property expected to be sold that would result in a built-in gains tax. The effective rate for 2009 differs from 2008 due to the impacts of the operating loss incurred by Potlatch TRS, built-in gains tax incurred by the REIT and energy tax credits recognized in 2009.

Our accounts receivable balances included $6.1 million and $6.2 million of anticipated federal and state tax refunds at December 31, 2010 and 2009, respectively.

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(Dollars in thousands)

	2010	2009
Deferred tax assets:
Postretirement employee benefits	$28,771	$32,009
Pensions	25,753	31,701
Net operating loss carryforwards	8,104	24,915
Nondeductible accruals	5,226	—
Inventories	3,400	4,309
Tax credits	2,871	2,542
Incentive compensation	2,564	2,714
Employee benefits	1,891	2,407
Other	138	2,883
Total deferred tax assets	78,718	103,480
Valuation allowance	(1,919)	(1,633)
Deferred tax assets, net of valuation allowance	$76,799	$101,847
Deferred tax liabilities:
Timber and timberlands	$(3,039)	$(15,790)
Property, plant and equipment	(11,360)	(12,312)
Total deferred tax liabilities	(14,399)	(28,102)
Net deferred tax assets	$62,400	$73,745

Net deferred tax assets (liabilities) consist of:

(Dollars in thousands)

	2010	2009
Current deferred tax assets	$13,346	$8,872
Noncurrent deferred tax assets	63,453	92,975
Noncurrent deferred tax liabilities	(14,399)	(28,102)
Net noncurrent deferred tax assets	49,054	64,873
Net deferred tax assets	$62,400	$73,745

64   /   POTLATCH CORPORATION

At December 31, 2010, we had $19.3 million of net operating loss carryforwards for federal and state income tax purposes available to offset future taxable income, if any, which expire in 2029.

A valuation allowance has been recognized for certain state tax credit carryforwards due to uncertainty of sufficient taxable income prior to expiration of available carryover periods. The valuation allowance increased $0.3 million and $0.4 million in 2010 and 2009, respectively, and decreased $1.2 million in 2008. The increase in the valuation allowance in 2010 and 2009 was entirely related to continuing operations. The tax credits expire over the next 14 years.

With the exception of the valuation allowance discussed above, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. In making this determination, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken and expects to have the ability to undertake in the future, we believe that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2010. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified. Such tax planning strategies include the potential transfer of income-producing timberlands from the REIT to Potlatch TRS to generate income sufficient to fund our pension and other postretirement employee benefit obligations, and thus realize our deferred tax assets.

Tax years subject to examination by major taxing jurisdictions are as follows:

Jurisdiction	Years
Federal	2007 – 2010
Arkansas	2007 – 2010
Michigan	2006 – 2010
Minnesota	2006 – 2010
Idaho	2007 – 2010

We reviewed our tax positions at December 31, 2010, and determined that no uncertain tax positions were taken during 2010, and that no new information was available at that time that would require derecognition of previously taken positions.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2010, 2009 and 2008, we recognized a net benefit of approximately $0.2 million, $1.4 million and $0.1 million, respectively, related to interest and penalties in our tax provision. At December 31, 2010 and 2009, we had less than $0.1 million accrued for the payment of interest. At December 31, 2010, we had $0.8 million accrued as a receivable for interest with respect to open tax refunds.

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

2010 FORM 10-K   /   65

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

NOTE 9.

Debt

(Dollars in thousands)

	2010	2009
Revenue bonds, fixed rate 5.9% to 7.75%, due 2012 through 2026	$149,712	$149,679
7.5% Senior Notes due 2019	147,726	147,469
Debentures, 6.95%, due 2015	22,488	22,486
Medium-term notes, fixed rate 8.65% to 8.89%, due 2011 through 2022	48,750	48,750
Interest rate swaps	(216)	—
Other notes	36	47
	368,496	368,431
Less current installments on long-term debt	5,011	11
Long-term debt	$363,485	$368,420

We repaid $0.4 million of revenue bonds on their maturity date in 2009. There were no maturities in 2010.

Our current secured bank credit facility, which expires on December 8, 2013, provides for a revolving line of credit of up to $250 million, including a $35 million subfacility for letters of credit and a $20 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Subject to certain conditions and agreement of the lenders, the bank credit facility may be increased by up to an additional $100 million. As of December 31, 2010, there were no borrowings outstanding under the revolving line of credit, and approximately $2.4 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2010 was $247.6 million. Loans made under our bank credit facility can be either (1) Eurodollar loans, which bear interest at the one-month LIBOR or (2) Base Rate loans, which bear interest equal to the highest of (a) the current Federal Funds Rate plus 1/2 of 1%, (b) the one-month LIBOR, or (c) the rate effectively equal to the bank’s prime rate. The interest rate we pay for borrowings under either type of loan includes an additional applicable rate of between 3.0% and 4.0%, based upon our Funded Indebtedness to Capitalization Ratio from the prior quarter. As of December 31, 2010, we were able to borrow under the bank credit facility with the additional applicable rate of 3.75%. We pay commitment fees of 0.5% on the unused balance of the bank credit facility. Pursuant to an amendment that became effective February 4, 2011, we reduced available borrowing capacity under our bank credit facility from $250 million to $150 million.

66   /   POTLATCH CORPORATION

The bank credit facility contains financial maintenance covenants establishing a minimum interest coverage ratio, a minimum collateral coverage ratio and a maximum funded indebtedness to capitalization ratio. We will be permitted to pay distributions to our stockholders under the terms of the bank credit facility so long as we remain in pro forma compliance with the financial maintenance covenants.

The table below sets forth the most restrictive covenants in the bank credit facility and our status with respect to these covenants as of December 31, 2010:

	COVENANT REQUIREMENT	ACTUAL RATIO AT DECEMBER 31, 2010
Minimum Interest Coverage Ratio	2.75 to 1.00*	5.43 to 1.00
Minimum Collateral Coverage Ratio	2.25 to 1.00**	3.56 to 1.00
Maximum Funded Indebtedness To Capitalization Ratio	60.0%**	53.8%

*	Commencing October 1, 2011, the Minimum Interest Coverage Ratio will increase to 3.00 to 1.00.

**	Per an amendment to the credit agreement, the Minimum Collateral Coverage Ratio increased to 3.00 to 1.00 and the Maximum Funded Indebtedness to Capitalization Ratio increased to 70.0% effective as of February 4, 2011.

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

These notes are general unsecured obligations and are therefore not secured by our assets. They are equal in right of payment with all existing and future unsecured senior debt and are senior in right of payment to all existing and future senior subordinated and subordinated debt. The notes are effectively subordinated to all of our existing and future secured debt to the extent of the value of the assets securing such debt, including borrowings under our secured bank our credit facility and approximately $71.3 million of other debt, which is secured by a pledge of the capital stock of our subsidiaries and by 640,900 acres of our timberlands in Idaho. The notes are unconditionally guaranteed by certain of our subsidiaries.

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

2010 FORM 10-K   /   67

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

•

If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $90.1 million at December 31, 2010.

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

FAD, as defined in the indenture governing the senior notes, is earnings from continuing operations, plus depreciation, depletion and amortization, plus basis of real estate sold, and minus capital expenditures. For purposes of this definition, capital expenditures exclude all expenditures relating to direct or indirect timberland purchases in excess of $5 million. Under this definition, our FAD for 2010 was $105.1 million and our distributions paid in 2010 were $81.6 million.

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

68   /   POTLATCH CORPORATION

NOTE 10.

Accounts Payable and Accrued Liabilities

(Dollars in thousands)

	2010	2009
Wages, salaries and employee benefits	$13,766	$13,499
Taxes other than income taxes	7,625	6,279
Environmental remediation	4,800	739
Interest	4,726	4,732
Logging related expenses	4,156	3,500
Trade accounts payable	3,857	8,248
Book overdrafts	3,466	1,288
Lumber hedge	2,876	—
Freight	851	537
Utilities	279	319
Income taxes	72	1,400
Other	5,030	3,960
	$51,504	$44,501

NOTE 11.

Other Long-Term Obligations

(Dollars in thousands)

	2010	2009
Employee benefits and related liabilities	$13,109	$12,328
Other	5,522	5,156
	$18,631	$17,484

NOTE 12.

Financial Instruments and Concentrations of Risk

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

2010 FORM 10-K   /   69

FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of our financial instruments are as follows:

(Dollars in thousands)

	2010		2009
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Cash, restricted cash and short-term investments (Level 1)	$91,183	$91,183	$55,038	$55,038
Net derivative liability related to interest rate swaps (Level 2)	216	216	—	—
Derivative liability related to lumber hedge (Level 2)	2,876	2,876	—	—
Long-term debt (including fair value adjustments related to fair value hedges) (Level 2)	368,496	369,351	368,431	364,978

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

For cash, restricted cash and short-term investments, the carrying amount approximates fair value due to the short-term nature of these financial instruments. The fair value of the interest rate swaps has been determined based upon quoted market prices for similar assets and liabilities in active markets. The fair value of the non-designated lumber hedge has been determined primarily from observable data by correlation and other means. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. For long-term debt for which there is no quoted market price, fair value is estimated based on average market prices for comparable liquid revenue bonds.

FAIR VALUE HEDGES OF INTEREST RATE RISK

On June 30, 2010, we entered into nine separate interest rate swap agreements with notional amounts totaling $68.25 million, each effective July 1, 2010, associated with our $22.5 million debentures and $45.75 million of our medium-term notes. The swaps converted interest payments with fixed rates ranging between 6.95% and 8.89% to a variable rate of three-month LIBOR

70   /   POTLATCH CORPORATION

plus a spread between 4.738% and 7.8375%. The interest rate swaps terminate at various dates ranging from January 2011 to February 2018. Our risk management objective and strategy is to protect against the risk of adverse changes in fair value attributable to changes in the 3-month LIBOR swap rate, the designated benchmark interest rate being hedged, on $68.25 million of fixed-rate debt.

All of the interest rate swaps qualify for and have been designated as fair value hedges under the “short-cut method” of FASB Accounting Standard Codification, or ASC, 815, Derivatives and Hedging. As such, the net changes in fair value of the derivatives and the net changes in fair value of the hedged items are each recorded within interest expense. As of December 31, 2010, we have a derivative asset within non-current other assets of $0.1 million, derivative liabilities within other long-term obligations of $0.3 million and a cumulative net decrease to the carrying amount of our debt of $0.2 million recorded on our Consolidated Balance Sheets. We did not have any derivatives as of December 31, 2009.

For the year ended December 31, 2010, we recognized a total of $0.2 million of net gains recorded in interest expense due to changes in fair value of the derivatives. This net gain was offset by a cumulative net decrease to the carrying amount of debt of $0.2 million. Consequently, no net unrealized gain or loss was recognized in income. For the year ended December 31, 2010, we recognized a net gain, resulting in a reduction in interest expense, of $0.5 million, which includes realized net gains and losses from net cash settlements and interest accruals on the derivatives. We recognized no hedge ineffectiveness during 2010.

NON-DESIGNATED LUMBER HEDGE

Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, commodity price movements or other identified risks, but do not meet the strict hedge accounting requirements. On October 13, 2010, we entered into a commodity swap contract for 33,000 mbf (thousand board feet) of eastern spruce/pine with an effective date of April 1, 2011 and a termination date of September 30, 2011. Under the contract, 5,500 mbf will cash settle per month. On October 18, 2010, we entered into a commodity swap contract for 14,300 mbf of southern yellow pine. In January 2011, 7,150 mbf cash settled, with the remaining 7,150 mbf to cash settle in February 2011. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net earnings. As such, an unrealized loss of $2.9 million was recognized for the year ended December 31, 2010.

The fair values of derivative instruments on our Consolidated Balance Sheets as of December 31 are as follows:

(Dollars in thousands)

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
		2010	2009		2010	2009
	BALANCE SHEET LOCATION	FAIR VALUE	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE	FAIR VALUE
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets (non-current)	$62	$—	Other long-term obligations	$278	$—

Total derivatives designated as hedging instruments		$62	$—		$278	$—

Derivatives not designated as hedging instruments:
Lumber contracts		$—	$—	Accrued liabilities	$2,876	$—

Total derivatives not designated as hedging instruments		$—	$—		$2,876	$—

2010 FORM 10-K   /   71

The effect of derivatives on the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 are as follows:

(Dollars in thousands)

	LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME
		2010	2009
Derivatives designated in fair value hedging relationships:

Interest rate contracts
Realized gain on hedging instrument (1)	Interest expense	$481	$—

Net gain recognized in income from fair value hedges		$481	$—

Derivatives not designated as hedging instruments:

Lumber contracts
Unrealized loss on derivative	Cost of goods sold	$(2,876)	$—

Net loss recognized in income from derivatives not designated as hedging instruments		$(2,876)	$—

(1) Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the period.

CONCENTRATION RISK

For the years ended December 31, 2010 and 2008, no customers accounted for 10% or more of our revenues. For the year ended December 31, 2009, we had one customer that accounted for approximately 10% of our revenues.

NOTE 13.

Savings Plans, Pension Plans and Other Postretirement Employee Benefits

Substantially all of our employees are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. In 2010, 2009 and 2008, we made matching 401(k) contributions on behalf of employees associated with continuing operations of $1.2 million, $1.3 million and $1.6 million, respectively. We also provide benefits under company-sponsored defined benefit retiree health care plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost-sharing features.

We recognized the underfunded status of our defined benefit pension plans and other postretirement employee benefit obligations on our Consolidated Balance Sheets at December 31, 2010 and 2009. We recognized the changes in that funded status, in the year in which changes occurred, through our Consolidated Statements of Comprehensive Income (Loss).

The net periodic cost or benefit related to pension and postretirement benefits applicable to the Clearwater Paper spin-off are shown in discontinued operations for 2008.

72   /   POTLATCH CORPORATION

We use a December 31 measurement date for our benefit plans and obligations. The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans and obligations are as follows:

(Dollars in thousands)

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2010	2009	2010	2009
Benefit obligation at beginning of year	$399,875	$391,439	$82,074	$131,403
Service cost	4,633	4,289	415	980
Interest cost	21,649	22,588	3,972	9,015
Plan amendments	—	540	—	(76,725)
Actuarial loss (gain)	106	11,254	(6,147)	27,540
Closures and special termination benefits	(432)	—	65	—
Medicare Part D subsidies received	—	—	552	1,071
Benefits paid	(30,745)	(30,235)	(8,312)	(11,210)
Benefit obligation at end of year	395,086	399,875	72,619	82,074
Fair value of plan assets at beginning of year	318,590	292,645	—	13
Actual return on plan assets	38,863	57,489	—	—
Employer contribution	1,729	1,714	—	—
Benefits paid	(30,745)	(30,235)	—	—
Spin-off of Clearwater Paper	627	(3,023)	—	(13)
Fair value of plan assets at end of year	329,064	318,590	—	—
Funded status at end of year	$(66,022)	$(81,285)	$(72,619)	$(82,074)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1,708)	$(1,708)	$(7,809)	$(12,253)
Noncurrent liabilities	(64,314)	(79,577)	(64,810)	(69,821)
Net amount recognized	$(66,022)	$(81,285)	$(72,619)	$(82,074)

Amounts recognized (pre-tax) in “Accumulated other comprehensive loss” on our Consolidated Balance Sheets consist of:

(Dollars in thousands)

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2010	2009	2010	2009
Net loss	$209,232	$224,089	$50,673	$61,780
Prior service cost (credit)	4,613	5,488	(73,115)	(82,401)
Net amount recognized	$213,845	$229,577	$(22,442)	$(20,621)

The accumulated benefit obligation for all defined benefit pension plans was $388.9 million and $392.3 million at December 31, 2010 and 2009, respectively.

In late 2009, we restructured our health care and life insurance plans for the majority of our retirees, with the changes effective January 1, 2010. The level of subsidy was frozen for retirees so that all future increments in health care costs will be borne by the retirees. In addition, the retiree medical plans were redesigned for all retirees. For retirees under age 65, a high

2010 FORM 10-K   /   73

deductible medical plan was created and all other existing medical plans were terminated. These retirees were transferred to the new medical plan effective January 1, 2010. For retirees age 65 or over, the medical plan is divided into two components, with the company continuing to self-insure prescription drugs and providing a fully-insured medical supplemental plan through AARP/United Healthcare. Both medical plans require the retiree to contribute the amount in excess of the company subsidy in order to continue coverage. Finally, vision, dental and life insurance coverage for these retirees was terminated. The effect of these retiree plan changes was a reduction in the accumulated postretirement benefit obligation of $76.7 million, which was recognized as of December 31, 2009. The retirees from our Arkansas wood products manufacturing facility are represented by a bargaining group and their retiree medical plan is covered by the collective bargaining agreement.

Information as of December 31 for our pension plans, all of which had accumulated benefit obligations in excess of plan assets, was as follows:

(Dollars in thousands)

	2010	2009
Projected benefit obligation	$395,086	$399,875
Accumulated benefit obligation	388,934	392,333
Fair value of plan assets	329,064	318,590

Pre-tax components of net periodic cost (benefit) recognized in our Consolidated Statements of Operations were as follows:

(Dollars in thousands)

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2010	2009	2008	2010	2009	2008
Service cost	$4,633	$4,289	$11,085	$415	$980	$2,546
Interest cost	21,649	22,588	37,144	3,972	9,015	15,676
Expected return on plan assets	(33,133)	(35,309)	(60,697)	—	—	—
Amortization of prior service cost (credit)	875	993	3,276	(8,891)	(984)	(3,651)
Amortization of actuarial loss	8,174	3,890	4,009	4,631	4,445	3,925
Special termination benefits	—	—	200	—	—	—
Net periodic cost (benefit)	$2,198	$(3,549)	$(4,983)	$127	$13,456	$18,496

74   /   POTLATCH CORPORATION

Other amounts recognized in our Consolidated Statements of Comprehensive Income (Loss) were as follows:

(Dollars in thousands)

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2010	2009	2008	2010	2009	2008
Net loss (gain)	$(6,682)	$(7,902)	$161,022	$(6,477)	$27,553	$8,360
Prior service cost (credit)	—	539	1,433	715	(76,725)	—
Amortization of prior service (cost) credit	(875)	(993)	(3,276)	8,571	984	3,651
Amortization of actuarial loss	(8,174)	(3,890)	(4,009)	(4,631)	(4,445)	(3,925)
Total recognized in other comprehensive loss (income)	$(15,731)	$(12,246)	$155,170	$(1,822)	$(52,633)	$8,086
Total recognized in net periodic cost (benefit) and other comprehensive loss (income)	$(13,533)	$(15,795)	$150,187	$(1,695)	$(39,177)	$26,582
Pre-tax net periodic benefit cost (benefit) related to continuing operations	$2,198	$(3,549)	$(5,411)	$127	$13,456	$10,275

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $10.1 million and $0.7 million, respectively. The estimated net loss and prior service credit for OPEB obligations that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $4.3 million and $(8.5) million, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Our actuaries determined that certain benefits provided under our plans are actuarially equivalent to the Medicare Part D standard plan and are eligible for the employer subsidy. During 2010 and 2009, we received subsidy payments totaling $0.6 million and $1.1 million, respectively, associated with continuing operations.

Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2010	2009	2008	2010	2009	2008
Discount rate	5.65%	5.65%	6.15%	5.40%	5.65%	6.15%
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

Weighted average assumptions used to determine the net periodic benefit (cost) for the years ended December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2010	2009	2008	2010	2009	2008
Discount rate	5.65%	6.15%	6.40%	5.65%	6.15%	6.40%
Expected return on plan assets	8.50	8.50	9.00	—	—	9.00
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

2010 FORM 10-K   /   75

The discount rate used in the determination of pension and OPEB benefit obligations was a hypothetical bond portfolio consisting of “AA” or better rated securities which matches the expected monthly benefit payments under the pension plans and OPEB obligations. The portfolio consisted of approximately 50 bonds which were well-diversified over corporate industrial, corporate financial, municipal, federal and foreign government issuers. Prior to 2010, the discount rate used in the determination of pension and OPEB benefit obligations and net periodic benefit (cost) was a weighted average benchmark rate based on high-quality fixed income investment interest rates, as well as the amount and timing of expected benefit payments.

The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return.

The assumed health care cost trend rate used to calculate OPEB obligations as of December 31, 2010 was 0% for our salaried and non-represented plans and a certain group of participants over age 65 in our hourly plan; 7.5% for our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 5.0% in 2070; and 6.0% for a certain group of participants under age 65 in our hourly plan, grading ratably to an assumption of 5.0% in 2070. The assumption of a 0% medical trend rate for several plans and groups of participants was due to the restructuring of our health care plans in late 2009 as previously discussed in this footnote.

A one percentage point change in the health care cost trend rates would have the following effects:

(Dollars in thousands)

	1% INCREASE	1% DECREASE
Effect on 2010 total service and interest cost components	$79	$(70)
Effect on OPEB obligations as of December 31, 2010	817	(749)

The weighted average asset allocations of the pension benefit plans’ assets at December 31 by asset category are as follows:

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
ASSET CATEGORY	2010	2009	2010	2009
Domestic equity securities	22%	50%	—	—
Debt securities	34	26	—	—
Global/international equity securities	29	21	—	—
Other	15	3	—	—
Total	100%	100%	—	—

We utilize formal investment policy guidelines for our company-sponsored pension plans. These guidelines are periodically reviewed by the board of directors. The board of directors has delegated its authority to management to insure that the investment policy and guidelines are adhered to and the investment objectives are met.

76   /   POTLATCH CORPORATION

The general policy states that plan assets will be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that management will maintain adequate liquidity for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revise long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection include:

•

Assets are diversified among various asset classes, such as domestic equities, global equities, fixed income, convertible securities and liquid reserves. The long-term asset allocation ranges are as follows:

Domestic and global equities	36%-60%
Fixed income and convertible securities	35%-40%
Liquid reserves	9%-21%

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

2010 FORM 10-K   /   77

Fair Value Measurements at December 31, 2010:

(Dollars in thousands)

ASSET CATEGORY	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL
Cash and equivalents	$5,700	$—	$—	$5,700
Equity securities:
U.S. large cap(a)	34,475	—	—	34,475
U.S. small/mid cap(b)	19,352	—	—	19,352
U.S. small/mid cap(c)	20,001	—	—	20,001
International companies	10,303	—	—	10,303
Mutual funds(d)	112,648	—	—	112,648
Collective investments:
Developed markets(e)	—	44,194	—	44,194
Emerging markets(f)	—	40,195	—	40,195
Hedge funds(g)	—	—	44,201	44,201
Securities pledged to creditors:
Money market(h)	—	4,719	—	4,719
Mortgage-backed securities(i)	—	2,322	—	2,322
Subtotal	202,479	91,430	44,201	338,110
Payable held under securities lending agreements(j)	(9,046)	—	—	(9,046)
Total	$193,433	$91,430	$44,201	$329,064

(a)	These are managed investments in US large cap equities that track Russell 1000 Value strategy.

(b)	These are managed investments in US small/mid cap equities that track Russell 2500 Growth strategy.

(c)	These are managed investments in US small/mid cap equities that track Russell 2500 Value strategy.

(d)

The mutual funds were 50% invested in high-quality intermediate and long-term investment grade securities and 50% invested in a diversified portfolio of fixed- income instruments of varying maturities, which may be represented by forwards or derivatives such as options, futures contracts or swap agreements and high-yield securities that are rated B or higher.

(e)	These collective investments are invested in equity funds of developed markets outside of the US & Canada, that track the MSCI EAFE.

(f)	These collective investments are invested in equity funds of emerging markets outside of the US & Canada, that track the MSCI EAFE.

(g)

The hedge funds are 34% invested in long/short and event-driven equity, 27% invested in long and short credit, 10% invested in distressed debt, 10% invested in fixed income and 8% invested in convertible bonds, with the remaining 11% in other investments.

(h)	The money market holdings are invested in the Mount Vernon Securities Lending Trust Prime Portfolio.

(i)	The mortgage-backed securities are maintained in the U.S. Bank Illiquid Securities Liquidating Trust.

(j)	This category represents a payable under the securities lending agreements.

78   /   POTLATCH CORPORATION

Fair Value Measurements at December 31, 2009:

(Dollars in thousands)

ASSET CATEGORY	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL
Cash and equivalents	$7,818	$—	$—	$7,818
Equity securities:
U.S. companies	72,594	—	—	72,594
International companies	8,839	—	—	8,839
Mutual funds(a)	84,190	—	—	84,190
Collective investments:
U.S. equity securities(b)	—	88,012	—	88,012
International securities(c)	—	31,676	—	31,676
Limited partnerships(d)	—	27,999	—	27,999
Securities pledged to creditors:
Money market	—	333	—	333
Fixed income securities(e)	—	5,324	—	5,324
Mortgage-backed securities(f)	—	2,269	—	2,269
Subtotal	173,441	155,613	—	329,054
Payable held under securities lending agreements(g)	(10,464)	—	—	(10,464)
Total	$162,977	$155,613	$—	$318,590

(a)The

mutual funds were 50% invested in high-quality intermediate and long-term investment grade securities and 50% invested in a diversified portfolio of fixed-income instruments of varying maturities and assets in high-yield securities.

(b)This

collective investment was 47% invested in a low-cost equity index fund, not actively managed, that tracks the Russell 2500; 31% invested in an actively managed growth fund that tracks the Russell 1000; and 22% invested in a low-cost equity index fund, not actively managed, that tracks the S&P 500.

(c)	These are actively managed global funds that are invested in non-U.S. international and emerging market securities.

(d	)The limited partnerships hold investments in publicly traded U.S. and international equity securities.

(e)These	are liquidating trusts that maintain a diversified portfolio of fixed-income instruments with maturities exclusive to 2010.

(f)	This is a liquidating trust that maintains investments in mortgage-backed securities.

(g)This	category represents a payable under the securities lending agreements.

The table below sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2010:

Hedge Funds
Balance, beginning of year	$—
Purchases, sales, issuances and settlements, net	42,000
Unrealized gains relating to assets still held at the reporting date	2,201
Balance, end of year	$44,201

Refer to Note 12 for discussion of the framework for measuring fair value.

Following is a description of the valuation methodologies used for assets measured at fair value:

Corporate common and preferred stocks are valued at quoted market prices of the issuers’ stock.

2010 FORM 10-K   /   79

Registered investment company funds are valued at the net asset value (NAV) of shares held by the plan at year-end and classified as Level 1.

Investments in common and collective trust funds (Vanguard Long-Term (VWESX) and PIMCO (PTCIX) are valued on the basis of the unit value established for each fund at each valuation date. The unit value is supported by investment value based on quoted market prices in active markets. Investments that trade in markets that are not considered to be active, but whose values are based on quoted market prices, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs are classified as Level 2. These may include U.S. government and sovereign obligations and less liquid listed equities. As investments whose values are classified as Level 2, prices include positions that are not traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. The unit value of collective investment funds is calculated by dividing the fund’s net asset value on the calculation date by the number of units of the fund that are outstanding.

Investments in hedge funds are based on valuations provided by the respective investment managers. These investments are based on inputs that are unobservable and significant to the fair value measurement and are not traded in an active market. These investments are classified as Level 3.

Investments in liquidating trusts that maintain investments in mortgage-backed securities are valued on the underlying net asset value of the securities and classified as Level 2.

At December 31, 2010, ten active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges established by our investment policy.

As a result of the steep downturn in the stock market in late 2008 and early 2009, our company-sponsored pension plans were underfunded at December 31, 2010 and 2009. In April 2009, an Internal Revenue Service pronouncement provided significant funding relief to single-employer defined benefit plans sponsors. Consequently, we were not required to make contributions during 2009 to our defined benefit plans. We were also not required to make contributions during 2010 as a result of carry-forward credits that we earned from discretionary contributions made in prior periods. We estimate cash payments in 2011 will total approximately $3.6 million to our non-represented pension plan and $1.7 million to our non-qualified supplemental pension plan. Payments made for OPEB obligations represent benefit costs incurred during the year by eligible participants.

Estimated future benefit payments, which reflect expected future service and expected Medicare prescription subsidy receipts, are as follows for the years indicated:

(Dollars in thousands)

	PENSION BENEFIT PLANS	OTHER POSTRETIREMENT EMPLOYEE BENEFITS	EXPECTED MEDICARE SUBSIDY
2011	$29,694	$8,362	$553
2012	29,277	7,663	602
2013	29,123	7,268	647
2014	28,983	7,038	714
2015	28,909	6,870	762
2016 – 2020	144,046	30,222	4,453

80   /   POTLATCH CORPORATION

NOTE 14.

Commitments and Contingencies

We have operating leases covering office space, equipment, land and vehicles expiring at various dates through 2028. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

As of December 31, 2010, the future minimum rental payments required under our operating leases are as follows:

(Dollars in thousands)

2011	$2,434
2012	2,215
2013	1,609
2014	1,095
2015	752
2016 and later years	1,100
Total	$9,205

Rent expense was $2.0 million, $1.9 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In January 2007, the EPA notified us that we are a potentially responsible party under CERCLA and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. The range of cost estimates for the various alternatives set forth in the report to address the contamination at the entire site was from $0.7 million to $8.2 million. In April 2010, we were notified by the EPA that they determined the EE/CA report submitted by us contained deficiencies and that the EPA would complete the EE/CA report for the Avery Landing site and produce the Biological Assessment and Cultural Resources Evaluation reports. The EPA published its draft report on January 26, 2011 for public comment. The EPA’s report focuses on a more limited number of remedial alternatives which range in cost from approximately $7.9 million to $10.5 million. The EPA will select a remedy for the site and determine which potentially responsible parties should implement the remedy following public comment. Currently we are under no legal obligation to implement any remedy selected by the EPA. We believe we have valid defenses available to limit our potential liability for contamination at the site and we will pursue those defenses in either settlement negotiations with the EPA or in litigation to limit our liability. As of December 31, 2010, we have accrued $4.8 million for this matter.

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

2010 FORM 10-K   /   81

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

NOTE 15.

Equity-Based Compensation Plans

We recorded total equity-based compensation expense of $4.0 million in 2010, $3.8 million in 2009 and $6.5 million in 2008. Of these amounts, $3.4 million and $0.6 million related to performance shares and RSUs, respectively, in 2010; $3.3 million and $0.5 million related to performance shares and RSUs, respectively, in 2009; and $5.2 million and $1.3 million related to performance shares and RSUs, respectively, in 2008. All outstanding stock options were fully vested prior to January 1, 2006. The net income tax benefit associated with our equity-based compensation totaled $0 in 2010 and 2009, and $2.5 million in 2008.

For our continuing operations, we recorded equity-based compensation expense of $4.0 million in 2010, $3.8 million in 2009 and $4.3 million in 2008. The net income tax benefit associated with our equity-based compensation for our continuing operations recognized in the Consolidated Statements of Operations totaled $0 in 2010 and 2009, respectively, and $1.7 million in 2008. We recorded director deferred compensation expense totaling $0.9 million in 2010, $1.5 million in 2009 and $0.1 million in 2008.

For the year ended December 31, 2008, $1.5 million of cash flows representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized have been classified as a financing cash inflow from continuing operations in the Consolidated Statements of Cash Flows. There were no similar realized tax benefits recognized for the years ended December 31, 2010 and 2009.

STOCK OPTIONS

All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, were fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2010, 2009 or 2008.

On December 16, 2008, we completed the spin-off of Clearwater Paper. As part of the spin-off, we distributed 100% of the issued and outstanding shares of Clearwater Paper’s common stock to the holders of record of our common stock as of the close of business on December 9, 2008. Each stockholder received one share of Clearwater Paper common stock for every 3.5 shares of our common stock held.

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

82   /   POTLATCH CORPORATION

A summary of the status of outstanding stock options as of December 31, 2010, 2009 and 2008 and changes during those years is presented below:

	2010		2009		2008
	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE
Outstanding at January 1	329,426	$21.14	412,001	$21.44	509,284	$25.08
Adjustments associated with the spin-off of Clearwater Paper	—	—	—	—	52,578	21.44
Shares exercised	(107,296)	20.10	(81,540)	22.56	(148,327)	26.30
Canceled or expired	—	—	(1,035)	30.92	(1,534)	25.31

Outstanding and exercisable at December 31	222,130	21.64	329,426	21.14	412,001	21.44

Total intrinsic value of options exercised during the year (in thousands)	$1,609		$561		$2,830

There were no unvested stock options outstanding during 2010, 2009 or 2008.

The following table summarizes information about stock options outstanding at December 31, 2010:

	OPTIONS OUTSTANDING AND EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT 12/31/10	WEIGHTED AVG. REMAINING CONTRACTUAL LIFE	WEIGHTED AVG. EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
$13.8594 to $16.6452	64,365	1.55 years	$15.19
$19.2569	89,949	2.92 years	19.26
$30.9204	67,816	3.92 years	30.92

$13.8594 to $30.9204	222,130	2.83 years	21.64	$2,423

Cash received from stock option exercises for the years ended December 31, 2010, 2009 and 2008 was $2.2 million, $1.8 million and $3.9 million, respectively. The actual tax benefit realized for tax deductions from option exercises totaled $0 for the years ended December 31, 2010 and 2009, and $1.1 million for the year ended December 31, 2008.

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

2010 FORM 10-K   /   83

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

The following table presents the key inputs used in calculating the fair value of the performance share awards in 2010, 2009 and 2008, and the resulting fair values:

	2010	2009	2008
Shares granted	81,162	112,269	91,491
Stock price as of valuation date	$31.88	$24.30	$40.87
Risk-free rate	1.29%	1.18%	2.27%
Fair value of a performance share	$45.30	$33.32	$52.75

A summary of the status of outstanding performance share awards as of December 31, 2010, 2009 and 2008, and changes during those years is presented below:

(Dollars in thousands – except per-share amounts)

	2010		2009		2008
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	171,595	$40.04	131,108	$50.51	244,933	$50.80
Granted	81,162	45.30	112,269	33.32	91,491	52.75
Vested	(57,291)	52.75	(71,719)	48.66	(100,615)	54.23
Cancellations associated with the spin-off of Clearwater Paper	—	—	—	—	(87,921)	49.45
Forfeited	(10,865)	39.24	(63)	47.90	(16,780)	50.22

Unvested shares outstanding at December 31	184,601	38.45	171,595	40.04	131,108	50.51

Total grant date fair value of share awards vested during the year	$3,022		$3,490		$5,457
Aggregate intrinsic value of unvested share awards at December 31	$5,752		$4,890		$3,214

84   /   POTLATCH CORPORATION

As of December 31, 2010, there was $3.5 million of unrecognized compensation cost related to unvested performance share awards. The cost is expected to be recognized over a weighted average period of 1.5 years. The realized tax benefit that exceeds the previously recognized deferred tax asset for performance shares recognized as additional paid-in capital was $0 for the years ended December 31, 2010 and 2009, and $2.7 million for the year ended December 31, 2008.

RESTRICTED STOCK UNITS

Our 2005 Stock Incentive Plan also allows for awards to be issued in the form of RSU grants. During 2010, 2009 and 2008, certain officers and other select employees of the company were granted RSU awards that will accrue distribution equivalents based on distributions paid during the RSU vesting period. The distribution equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The terms of the awards state that the RSUs will vest in a given time period of one to three years, and the terms of certain awards follow a vesting schedule within the given time period.

A summary of the status of outstanding RSU awards as of December 31, 2010, 2009 and 2008, and changes during these years is presented below:

	2010		2009		2008
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	41,559	$32.57	39,711	$45.38	31,875	$48.84
Granted	21,559	33.17	21,720	24.34	45,869	35.23
Vested	(16,639)	42.23	(19,872)	49.18	(25,411)	34.72
Cancellations associated with the spin-off of Clearwater Paper	—	—	—	—	(10,835)	41.31
Forfeited	(4,764)	29.56	—	—	(1,787)	41.38

Unvested shares outstanding at December 31	41,715	29.37	41,559	32.57	39,711	45.38

The aggregate intrinsic value of the RSU awards was $1.4 million, $1.3 million and $1.0 million at December 31, 2010, 2009 and 2008, respectively.

For RSU awards granted during the period, the fair value of each share was determined on the date of grant using the grant date market price. The total fair value of RSU awards vested during 2010 was $0.7 million.

As of December 31, 2010, there was $0.6 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.2 years.

NOTE 16.

Segment Information

As of December 31, 2010, our businesses are organized into three reportable operating segments: Resource; Real Estate; and Wood Products. Our Resource segment manages our timberlands to optimize revenue producing opportunities while at the same time adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The Resource segment also seeks to increase our revenues from non-timber resources such as from hunting leases, recreation permits and leases, biomass production, carbon sequestration, mineral rights leases and various other leasing opportunities. The activities of our Real Estate segment consist primarily of the sale of selected non-core timberland real estate. The Real Estate segment engages in real estate subdivision and development activities through Potlatch TRS and also plays an active role in negotiations for all timberland acquisitions. Our Wood Products segment manufactures and markets lumber and plywood.

2010 FORM 10-K   /   85

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

The reporting segments follow the same accounting policies used for our consolidated financial statements, as described in the summary of significant accounting policies, with the exception of the valuation of inventories. All segment inventories are reported using the average cost method and the LIFO reserve is recorded at the corporate level. Management evaluates a segment’s performance based upon profit or loss from operations before income taxes. Intersegment revenues are recorded based on prevailing market prices.

86   /   POTLATCH CORPORATION

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements.

(Dollars in thousands)

	2010	2009	2008
Segment Revenues:
Resource	$225,834	$234,411	$265,307
Real Estate	85,226	65,353	46,077
Wood Products	273,887	216,592	263,132
	584,947	516,356	574,516
Elimination of intersegment revenues	(45,500)	(40,187)	(134,559)
Total consolidated revenues	$539,447	$476,169	$439,957
Intersegment Revenues[1] :
Resource	$45,500	$40,187	$119,443
Wood Products	—	—	15,116
Total	$45,500	$40,187	$134,559
Operating Income (Loss):
Resource	$62,107	$81,774	$76,008
Real Estate[2]	30,425	48,928	31,490
Wood Products	7,140	(20,484)	(13,675)
Eliminations and adjustments	1,900	7,863	(1,017)
	101,572	118,081	92,806
Corporate Items:
Administration expense	(28,921)	(31,377)	(24,910)
Interest expense, net	(27,780)	(21,921)	(20,154)
Earnings from continuing operations before taxes	$44,871	$64,783	$47,742
Depreciation, depletion and amortization:
Resource	$20,481	$23,366	$19,067
Wood Products	8,188	9,675	10,162
	28,669	33,041	29,229
Corporate	2,535	1,674	924
Total	$31,204	$34,715	$30,153
Assets:
Resource and Real Estate[3]	$495,780	$604,617	$580,603
Wood Products	98,987	126,301	149,740
	594,767	730,918	730,343
Corporate	186,944	92,647	207,978
Total consolidated assets	$781,711	$823,565	$938,321
Capital Expenditures:
Resource and Real Estate[3]	$11,534	$12,431	$55,167
Wood Products	1,896	1,466	6,709
	13,430	13,897	61,876
Corporate	1,571	1,800	2,203
Total	$15,001	$15,697	$64,079

[1]	Intersegment revenues for 2008-2010, which were based on prevailing market prices, consisted primarily of logs and other fiber sales by our Resource segment to the Wood Products segment.

2010 FORM 10-K   /   87

[2]	Operating income for the Real Estate segment includes basis of real estate sold of $48.7 million, $10.7 million and $9.1 million in 2010, 2009 and 2008, respectively.

[3]

Assets and capital expenditures are shown on a combined basis for the Resource and Real Estate segments, as we do not produce such internal information separately for those segments. Capital expenditures for the Resource and Real Estate segments include capitalized reforestation costs, additions to timber and timberlands, deposits on timberlands for reverse LKE transactions, and additions to equipment. Not included in additions to timber and timberlands for 2010, 2009 and 2008 are non-cash transactions totaling $0, $0.2 million and $40.8 million, respectively, for the purchase of timberlands.

All of our wood products facilities and all other assets are located within the continental United States. However, we also sell and ship products to Canada and Mexico. Geographic information regarding our revenues is summarized as follows:

(Dollars in thousands)

	2010	2009	2008
United States	$532,862	$471,016	$433,232
Canada	5,959	4,802	6,725
Mexico	626	351	—
Total consolidated revenues	$539,447	$476,169	$439,957

NOTE 17.

Asset Impairment Charge

During the fourth quarter of 2009, due to a change in estimated future cash flows, we concluded that our particleboard manufacturing assets were impaired, and recorded a pre-tax asset impairment charge of $3.0 million. The fair value of the impaired assets was estimated based on expected discounted future cash flows. For the year ended December 31, 2009, the impairment loss is reflected in the operating loss of our Wood Products segment and included in costs and expenses in our Consolidated Statement of Operations. In March 2010, we sold our particleboard manufacturing facility’s buildings and equipment. There were no asset impairment charges in 2010 or 2008.

NOTE 18.

Discontinued Operations

We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd., or Ainsworth, in 2004. In 2006, Ainsworth filed a complaint against us, which we settled in 2009. Also in 2006, a series of private antitrust lawsuits were filed against us and certain other OSB manufacturers, which were settled in 2008. The settlements and all related legal expenses were accounted for as discontinued operations.

On December 16, 2008, we completed the spin-off of the Clearwater Paper businesses. The results of these operations, plus other corporate and administrative costs directly attributable to the Clearwater Paper businesses, including interest expense on the credit sensitive debentures, have been reclassified to discontinued operations.

We entered into fiber supply agreements to sell logs and residual chips to Clearwater Paper at market prices. The log supply agreement is for Clearwater Paper’s Idaho operations and has an initial term of three years. The agreement for the residual chips is also for Clearwater Paper’s Idaho operations and has an initial term of five years. The historical eliminated revenues and similar expenses prior to the spin-off, related to sales from Potlatch to the Clearwater Paper operations, were $69.6 million in 2008.

In May 2008, our lumber mill in Prescott, Arkansas was permanently shut down due to poor market conditions. As a result of this closure, we recorded an after-tax charge of $12.4 million during 2008. The Prescott mill was sold in November 2010.

Revenues from discontinued operations were $0 in both 2010 and 2009, and $1.2 billion in 2008. The sale of our Prescott mill resulted in a $0.9 million pre-tax gain in 2010. The operating loss from discontinued operations totaled $6.8 million in 2009,

88   /   POTLATCH CORPORATION

primarily related to OSB settlements. In the Consolidated Statements of Cash Flows, we have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations.

NOTE 19.

Financial Results by Quarter (Unaudited)

(Dollars in thousands – except per-share amounts)

	THREE MONTHS ENDED
	MARCH 31		JUNE 30		SEPTEMBER 30		DECEMBER 31
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues	$105,418	$129,593	$128,978	$78,782	$158,877	$163,716	$146,174	$104,078
Costs and expenses:
Cost of goods sold	85,494	84,071	97,295	67,569	122,205	104,333	118,359	82,377
Selling, general and administrative expenses	8,445	9,611	9,401	10,589	10,062	14,560	11,439	12,622
Environmental remediation charge	—	—	—	—	—	39	4,096	700
Asset impairment	—	—	—	—	—	—	—	2,994
	93,939	93,682	106,696	78,158	132,267	118,932	133,894	98,693
Earnings from continuing operations	1,384	28,771	11,828	3,692	18,164	46,022	8,899	2,946
Discontinued operations	(189)	(3,951)	(85)	74	(84)	(183)	477	(43)
Net earnings	$1,195	$24,820	$11,743	$3,766	$18,080	$45,839	$9,376	$2,903
Earnings per common share from continuing operations
Basic	$0.03	$0.72	$0.29	$0.09	$0.45	$1.16	$0.22	$0.07
Diluted	0.03	0.72	0.29	0.09	0.45	1.15	0.22	0.07
Earnings (loss) per common share from discontinued operations
Basic	$—	$(0.10)	$—	$—	$—	$(0.01)	$0.01	$—
Diluted	—	(0.10)	—	—	—	—	0.01	—
Net earnings per common share
Basic	$0.03	$0.62	$0.29	$0.09	$0.45	$1.15	$0.23	$0.07
Diluted	0.03	0.62	0.29	0.09	0.45	1.15	0.23	0.07

2010 FORM 10-K   /   89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited the accompanying balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Potlatch Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Seattle, Washington

February 23, 2011

90   /   POTLATCH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited Potlatch Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Potlatch Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Potlatch Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2010, and our report dated February 23, 2011 expressed an unqualified opinion on those consolidated financial statements.

Seattle, Washington

February 23, 2011

2010 FORM 10-K   /   91

PART IV

ITEM 15.

Schedule II

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	AMOUNTS CHARGED (CREDITED) TO COSTS AND EXPENSES	DEDUCTIONS[1]	BALANCE AT END OF YEAR
Reserve deducted from related assets:
Doubtful accounts –
Accounts receivable
Year ended December 31, 2010	$1,670	$54	$(1,264)	$460
Year ended December 31, 2009	$1,669	$7	$(6)	$1,670
Year ended December 31, 2008	$1,205	$1,270	$(806)	$1,669

[1]	Accounts written off, net of recoveries. The 2008 amount includes $765 related to the Clearwater Paper businesses that were spun off in December 2008 and are included in discontinued operations.

92   /   POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
(2)(d)*	Asset Purchase Agreement, dated September 11, 2007, between Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Potlatch Corporation, a Delaware corporation (the “Registrant”), as Buyer, and Western Pacific Timber, LLC, as Seller, regarding property located in Adams, Boise, and Valley counties, State of Idaho, filed as Exhibit (2)(d) to the Quarterly Report on Form 10-Q filed by the Registrant on October 29, 2007. (The Registrant agrees to furnish supplementally to the Securities and Exchange Commission (the “Commission”) upon request a copy of any omitted schedule.)

(2)(e)*	Asset Purchase Agreement, dated September 11, 2007, between Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant, as Buyer, and Western Pacific Timber, LLC, as Seller, regarding property located in Adams, Boise, Idaho, and Valley counties, State of Idaho, and the city of Cascade, Idaho, filed as Exhibit (2)(e) to the Quarterly Report on Form 10-Q filed by the Registrant on October 29, 2007. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule.)

(2)(f)*	Separation and Distribution Agreement, dated December 15, 2008, between the Registrant and Clearwater Paper Corporation, filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on December 18, 2008.

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	See Exhibits (3)(a) and (3)(b). The Registrant also undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(4)(a)*	Indenture, dated as of November 3, 2009, between the Registrant and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 9, 2009.

(4)(a)(i)*	Form of 7 1/2% Senior Notes due 2019 (included as Exhibit A to the Indenture filed as Exhibit 4(a)).

(4)(a)(ii)*	Registration Rights Agreement, dated as of November 3, 2009, between the Registrant and the parties named therein, filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 9, 2009.

(10)(a)[1]*	Potlatch Corporation Management Performance Award Plan, as amended effective December 2, 2004, filed as Exhibit (10)(a) to the Annual Report on Form 10-K filed by Potlatch Corporation, a Delaware corporation and the Registrant’s former parent corporation (“Original Potlatch”) (on February 3, 2006, Original Potlatch merged with and into Potlatch Operating Company, a Delaware corporation and a wholly owned subsidiary of the Registrant, the Registrant then changed its name to “Potlatch Corporation” and became the new, publicly traded parent corporation) for the fiscal year ended December 31, 2004 (“2004 Form 10-K”) (SEC File No. 1-5313).

(10)(a)(i)[1]*	Amendment to Potlatch Corporation Management Performance Award Plan, filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(b)[1]*	Potlatch Corporation Severance Program for Executive Employees, filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(c)[1]*	Potlatch Corporation 2000 Stock Incentive Plan, adopted December 2, 1999, as amended effective December 29, 2005, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006, and as amended September 16, 2006, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

2010 FORM 10-K   /   93

(10)(c)(ii)[1]*	Form of employee Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002, 2003 and 2004, filed as Exhibit (10)(c)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2001 (“2001 Form 10-K”) (SEC File No. 1-5313).

(10)(c)(iii)[1]*	Form of outside director Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(ii) to the 2001 Form 10-K (SEC File No. 1-5313).

(10)(d)[1]*	Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(d)(i)[1]*	Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2003 (SEC File No. 1-5313).

(10)(d)(ii)[1]*	Amendment, effective as of December 5, 2008, to Plan described in Exhibit (10)(d), filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(g)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(h)1*	Potlatch Corporation Benefits Protection Trust Agreement, filed as Exhibit (10(h) to the Annual Report on Form 10-K filed by the Registrant for the year ended December 31, 2008 (the “2008 Form 10-K”).

(10)(i)(i)[1]*	Compensation of Outside Directors, effective as of January 1, 2008, filed as Exhibit (10)(i)(i) to the 2008 Form 10-K.

(10)(j)[1]*	Form of Indemnification Agreement with each director of the Registrant and with each executive officer of the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 23, 2009.

(10)(n)[1]*	Potlatch Corporation 1995 Stock Incentive Plan, adopted December 7, 1995, as amended effective December 29, 2005, filed as Exhibit (10)(n) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006.

(10)(n)(vi)[1]*	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2002, filed as Exhibit (10)(n)(vi) to the 2004 Form 10-K (SEC File No. 1-5313).

(10)(o)*	Credit Agreement, dated as of December 8, 2008, among the Registrant and its wholly owned subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender, L/C issuer and collateral agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 10, 2008.

(10)(o)(i)*	First Amendment to Credit Agreement, dated November 19, 2009, by and among the Registrant, Potlatch Forest Holdings, Inc., Potlatch Land & Lumber, LLC, certain wholly-owned subsidiaries of the Registrant as Guarantors, the Lenders from time to time party thereto and Bank of America, N.A., as administrative agent for the Lenders, filed as Exhibit 10.1 to the Current Report of Form 8-K filed by the Registrant on November 24, 2009.

(10)(o)(ii)*	Consent, dated June 23, 2009, to the Credit Agreement, dated December 8, 2008, by and among the Registrant and its wholly owned subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender, L/C issuer and collateral agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 24, 2009.

94   /   POTLATCH CORPORATION

(10)(o)(iii)*	Second Amendment to Credit Agreement, dated February 4, 2011, by and among the Registrant, Potlatch Forest Holdings, Inc, Potlatch Land & Lumber, LLC, certain wholly owned subsidiaries of the Registrant as Guarantors, the Lenders from time to time party thereto and Bank of America, N. A. as administrative agent for the Lenders filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 8, 2011.

(10)(q)(iv)[1]*	Amendment, dated October 21, 2008, to Employment Agreement effective February 6, 2006, between the Registrant and Michael J. Covey, filed as Exhibit (10)(q)(iv) to the 2008 Form 10-K.

(10)(r)[1]*	Potlatch Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(r)(i)[1]*	Form of Restricted Stock Unit Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for restricted stock unit awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(i) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006.

(10)(r)(ii)[1]*	Form of Performance Share Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for performance share awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(ii) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended on January 17, 2007, filed as Exhibit (10)(r)(ii) to the Current Report on Form 8-K filed by the Registrant on January 19, 2007.

(10)(r)(iv)[1]*	Potlatch Corporation Management Performance Award Plan II, as amended through February 20, 2008, filed as Exhibit (10)(r)(iv) to the Current Report on Form 8-K filed by the Registrant on February 26, 2008.

(10)(r)(v)[1]*	Amendment to Potlatch Corporation Management Performance Award Plan II, effective June 1, 2008, filed as Exhibit (10)(r)(v) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

(10)(s)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors II, filed as Exhibit (10)(s) to the 2008 Form 10-K.

(10)(t)[1]*	Potlatch Corporation Salaried Supplemental Benefit Plan II, filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(w)[1]*	Potlatch Corporation Annual Incentive Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(x)[1]*	Potlatch Corporation Management Deferred Compensation Plan, effective June 1, 2008, amended and restated as of May 1, 2009, filed as Exhibit 10.(x) on Form 10-K filed by the Registrant on February 18, 2010.

(10)(aa)*	Employee Matters Agreement, dated December 15, 2008, between the Registrant and Clearwater Paper Corporation, filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 18, 2008.

(10)(bb)*	Tax Sharing Agreement, dated December 15, 2008, among the Registrant, Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant, Potlatch Land & Lumber, LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and Clearwater Paper Corporation, filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 18, 2008.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Potlatch Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

2010 FORM 10-K   /   95

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101	The following financial information from Potlatch Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 23, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Balance Sheets at December 31, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text, and (vii) Schedule II – Valuation and Qualifying Accounts, tagged as a block of text.

*	Incorporated by reference.

[1]	Management contract or compensatory plan, contract or arrangement.

96   /   POTLATCH CORPORATION