Form 10-K/A
period 2010-12-31
POTLATCH CORP
filed 2011-03-11
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to .

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

EXPLANATORY NOTE

On February 23, 2011, Potlatch Corporation filed its Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”). At the time the Company filed its 2010 Form 10-K, the Company was in possession of a signed Report of Independent Registered Public Accounting Firm relating to our internal controls over financial reporting as of December 31, 2010 from KPMG LLP (“KPMG”) and a signed Report of Independent Registered Public Accounting Firm relating to the company’s 2010 consolidated financial statements (collectively, the “Auditors’ Reports”). The 2010 Annual Report, however, inadvertently omitted KPMG’s conformed electronic signatures to the Auditors’ Reports. This Amendment No. 1 is being filed solely for the purpose of inserting the conformed signatures of KPMG for the Auditors’ Reports.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, the Company is filing new Rule 13a-14(a) certifications as Exhibit 31 to this Form 10-K/A and is furnishing, but not filing, new statements pursuant to section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit 32 to this Form 10-K/A.

The only changes to the original Form 10-K being made by this Form 10-K/A are those described above. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and our other filings with the Securities and Exchange Commission subsequent to filing of the Form 10-K.

Part II

ITEM 8.

The information called for by Item 8 of Part II of this form is contained on pages 4-39 of this report.

Part IV

ITEM 15.

Exhibits and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 3 of this report.

FINANCIAL STATEMENT SCHEDULES

Our financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 3 of this report.

EXHIBITS

Exhibits are listed in the Exhibit Index on pages 43-45 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCH CORPORATION (Registrant)

By	/S/ TERRY L. CARTER
Terry L. Carter Controller and Treasurer (Principal Accounting Officer)

Date: March 11, 2011

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedules

The following documents are filed as part of this report:

PAGE NUMBER
Consolidated Financial Statements:

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	4

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008	5

Consolidated Balance Sheets at December 31, 2010 and 2009	6

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	7

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008	9

Summary of Principal Accounting Policies	10-13

Notes to Consolidated Financial Statements	14-39

Reports of Independent Registered Public Accounting Firm	40-41

Schedules:

II. Valuation and Qualifying Accounts	42

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

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31
	2010	2009	2008
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$40,394	$77,328	$52,637
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Depreciation, depletion and amortization	31,204	34,715	30,153
Basis of real estate sold	48,670	10,696	9,109
Change in deferred taxes	5,427	(21,037)	(17,894)
Loss (gain) on disposition of property, plant and equipment	1,078	(1,628)	592
Loss (gain) from discontinued operations	(119)	4,103	20,300
Proceeds from land sales deposited with a like-kind exchange intermediary	(341)	(2,030)	(36,148)
Equity-based compensation expense	3,952	3,829	4,320
Employee benefit plans	(6,241)	(138)	(5,280)
Asset impairment	—	2,994	—
Other, net	—	130	(1,131)
Decrease (increase) in receivables	(3,117)	4,601	(3,920)
Decrease (increase) in inventories	(385)	5,223	(10,215)
Decrease in prepaid expenses	455	32	343
Increase (decrease) in accounts payable and accrued liabilities	5,096	1,096	(3,950)
Income tax benefit related to stock issued in conjunction with stock compensation plans	—	—	1,085

Net cash provided by operating activities from continuing operations	126,073	119,914	40,001

CASH FLOWS FROM INVESTING
Decrease (increase) in short-term investments	(31,743)	(31,843)	37,321
Additions to property, plant and equipment	(5,215)	(4,317)	(10,345)
Additions to timber and timberlands	(9,786)	(11,380)	(26,406)
Deposits on timberlands	—	—	(27,328)
Proceeds from disposition of property, plant and equipment	3,075	1,871	1,203
Other, net	(1,807)	(1,050)	(802)

Net cash used for investing activities from continuing operations	(45,476)	(46,719)	(26,357)

CASH FLOWS FROM FINANCING
Change in book overdrafts	2,178	860	(8,165)
Increase (decrease) in notes payable	—	(129,100)	18,800
Issuance of common stock	2,156	1,839	3,902
Change in long-term debt	(11)	147,094	(173)
Distributions to common stockholders	(81,578)	(81,132)	(80,674)
Deferred financing costs	(249)	(4,375)	(4,292)

	FOR THE YEARS ENDED DECEMBER 31
	2010	2009	2008
Employee tax withholdings on vested performance share awards	(2,075)	(77)	(4,771)
Other, net	41	212	(714)

Net cash used for financing activities from continuing operations	(79,538)	(64,679)	(76,087)

Cash from continuing operations	1,059	8,516	(62,443)
Cash flows provided by (used for) discontinued operations:
Operating cash flows	(829)	(7,869)	(4,770)
Investing cash flows	3,831	—	(21,078)
Financing cash flows	—	—	80,129

Increase (decrease) in cash	4,061	647	(8,162)
Balance at beginning of year	1,532	885	9,047

Balance at end of year	$5,593	$1,532	$885

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest, net of amount capitalized	$26,135	$25,495	$33,644
Income taxes	255	(540)	(10,409)
Non-cash investing activity:
Additions to timber and timberlands	—	202	40,862
Non-cash financing activity:
Restricted cash payment from Clearwater Paper Corporation for the maturity of credit sensitive debentures (See Note 9)	—	106,250	—

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

In association with our REIT conversion in 2006, we estimated the amount of REIT property that may be sold within the next ten years and retained a deferred tax liability at REIT conversion on the book-to-tax difference of approximately $3.0 million. This estimate is periodically reviewed. As a result of the Small Business Jobs Act of 2010, which modified the built-in gains provisions for 2011, and our expected disposal of REIT property from 2012 through 2015, we reversed $2.1 million of this deferred tax liability in 2010.

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

FAIR VALUE HEDGES OF INTEREST RATE RISK

On June 30, 2010, we entered into nine separate interest rate swap agreements with notional amounts totaling $68.25 million, each effective July 1, 2010, associated with our $22.5 million debentures and $45.75 million of our medium-term notes. The swaps converted interest payments with fixed rates ranging between 6.95% and 8.89% to a variable rate of three-month LIBOR plus a spread between 4.738% and 7.8375%. The interest rate swaps terminate at various dates ranging from January 2011 to February 2018. Our risk management objective and strategy is to protect against the risk of adverse changes in fair value attributable to changes in the 3-month LIBOR swap rate, the designated benchmark interest rate being hedged, on $68.25 million of fixed-rate debt.

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

(Dollars in thousands)

	2010	2009	2008
Segment Revenues:
Resource	$225,834	$234,411	$265,307
Real Estate	85,226	65,353	46,077
Wood Products	273,887	216,592	263,132

	584,947	516,356	574,516
Elimination of intersegment revenues	(45,500)	(40,187)	(134,559)

Total consolidated revenues	$539,447	$476,169	$439,957

Intersegment Revenues[1] :
Resource	$45,500	$40,187	$119,443
Wood Products	—	—	15,116

Total	$45,500	$40,187	$134,559

Operating Income (Loss):
Resource	$62,107	$81,774	$76,008
Real Estate[2]	30,425	48,928	31,490
Wood Products	7,140	(20,484)	(13,675)
Eliminations and adjustments	1,900	7,863	(1,017)

	101,572	118,081	92,806
Corporate Items:
Administration expense	(28,921)	(31,377)	(24,910)
Interest expense, net	(27,780)	(21,921)	(20,154)

Earnings from continuing operations before taxes	$44,871	$64,783	$47,742

Depreciation, depletion and amortization:
Resource	$20,481	$23,366	$19,067
Wood Products	8,188	9,675	10,162

	28,669	33,041	29,229
Corporate	2,535	1,674	924

Total	$31,204	$34,715	$30,153

Assets:
Resource and Real Estate[3]	$495,780	$604,617	$580,603
Wood Products	98,987	126,301	149,740

	594,767	730,918	730,343

	2010	2009	2008
Corporate	186,944	92,647	207,978

Total consolidated assets	$781,711	$823,565	$938,321

Capital Expenditures:
Resource and Real Estate[3]	$11,534	$12,431	$55,167
Wood Products	1,896	1,466	6,709

	13,430	13,897	61,876
Corporate	1,571	1,800	2,203

Total	$15,001	$15,697	$64,079

[1]	Intersegment revenues for 2008-2010, which were based on prevailing market prices, consisted primarily of logs and other fiber sales by our Resource segment to the Wood Products segment.
[2]	Operating income for the Real Estate segment includes basis of real estate sold of $48.7 million, $10.7 million and $9.1 million in 2010, 2009 and 2008, respectively.
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

Revenues from discontinued operations were $0 in both 2010 and 2009, and $1.2 billion in 2008. The sale of our Prescott mill resulted in a $0.9 million pre-tax gain in 2010. The operating loss from discontinued operations totaled $6.8 million in 2009, primarily related to OSB settlements. In the Consolidated Statements of Cash Flows, we have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations.

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

February 23, 2011

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

February 23, 2011

PART IV

ITEM 15.

Schedule II

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	AMOUNTS CHARGED (CREDITED) TO COSTS AND EXPENSES	DEDUCTIONS[1]	BALANCE AT END OF YEAR
Reserve deducted from related assets:
Doubtful accounts –
Accounts receivable
Year ended December 31, 2010	$1,670	$54	$(1,264)	$460

Year ended December 31, 2009	$1,669	$7	$(6)	$1,670

Year ended December 31, 2008	$1,205	$1,270	$(806)	$1,669

[1]	Accounts written off, net of recoveries. The 2008 amount includes $765 related to the Clearwater Paper businesses that were spun off in December 2008 and are included in discontinued operations.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

(2)(d)*	Asset Purchase Agreement, dated September 11, 2007, between Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Potlatch Corporation, a Delaware corporation (the “Registrant”), as Buyer, and Western Pacific Timber, LLC, as Seller, regarding property located in Adams, Boise, and Valley counties, State of Idaho, filed as Exhibit (2)(d) to the Quarterly Report on Form 10-Q filed by the Registrant on October 29, 2007. (The Registrant agrees to furnish supplementally to the Securities and Exchange Commission (the “Commission”) upon request a copy of any omitted schedule.)

(2)(e)*	Asset Purchase Agreement, dated September 11, 2007, between Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant, as Buyer, and Western Pacific Timber, LLC, as Seller, regarding property located in Adams, Boise, Idaho, and Valley counties, State of Idaho, and the city of Cascade, Idaho, filed as Exhibit (2)(e) to the Quarterly Report on Form 10-Q filed by the Registrant on October 29, 2007. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule.)

(2)(f)*	Separation and Distribution Agreement, dated December 15, 2008, between the Registrant and Clearwater Paper Corporation, filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on December 18, 2008.

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	See Exhibits (3)(a) and (3)(b). The Registrant also undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(4)(a)*	Indenture, dated as of November 3, 2009, between the Registrant and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 9, 2009.

(4)(a)(i)*	Form of 7 1/2% Senior Notes due 2019 (included as Exhibit A to the Indenture filed as Exhibit 4(a)).

(4)(a)(ii)*	Registration Rights Agreement, dated as of November 3, 2009, between the Registrant and the parties named therein, filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 9, 2009.

(10)(a)[1]*	Potlatch Corporation Management Performance Award Plan, as amended effective December 2, 2004, filed as Exhibit (10)(a) to the Annual Report on Form 10-K filed by Potlatch Corporation, a Delaware corporation and the Registrant’s former parent corporation (“Original Potlatch”) (on February 3, 2006, Original Potlatch merged with and into Potlatch Operating Company, a Delaware corporation and a wholly owned subsidiary of the Registrant, the Registrant then changed its name to “Potlatch Corporation” and became the new, publicly traded parent corporation) for the fiscal year ended December 31, 2004 (“2004 Form 10-K”) (SEC File No. 1-5313).

(10)(a)(i)[1]*	Amendment to Potlatch Corporation Management Performance Award Plan, filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(b)[1]*	Potlatch Corporation Severance Program for Executive Employees, filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(c)[1]*	Potlatch Corporation 2000 Stock Incentive Plan, adopted December 2, 1999, as amended effective December 29, 2005, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006, and as amended September 16, 2006, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(c)(ii)[1]*	Form of employee Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002, 2003 and 2004, filed as Exhibit (10)(c)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2001 (“2001 Form 10-K”) (SEC File No. 1-5313).

(10)(c)(iii)[1]*	Form of outside director Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(ii) to the 2001 Form 10-K (SEC File No. 1-5313).

(10)(d)[1]*	Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(d)(i)[1]*	Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2003 (SEC File No. 1-5313).

(10)(d)(ii)[1]*	Amendment, effective as of December 5, 2008, to Plan described in Exhibit (10)(d), filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(g)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(h)1*	Potlatch Corporation Benefits Protection Trust Agreement, filed as Exhibit (10(h) to the Annual Report on Form 10-K filed by the Registrant for the year ended December 31, 2008 (the “2008 Form 10-K”).

(10)(i)(i)[1]*	Compensation of Outside Directors, effective as of January 1, 2008, filed as Exhibit (10)(i)(i) to the 2008 Form 10-K.

(10)(j)[1]*	Form of Indemnification Agreement with each director of the Registrant and with each executive officer of the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 23, 2009.

(10)(n)[1]*	Potlatch Corporation 1995 Stock Incentive Plan, adopted December 7, 1995, as amended effective December 29, 2005, filed as Exhibit (10)(n) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006.

(10)(n)(vi)[1]*	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2002, filed as Exhibit (10)(n)(vi) to the 2004 Form 10-K (SEC File No. 1-5313).

(10)(o)*	Credit Agreement, dated as of December 8, 2008, among the Registrant and its wholly owned subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender, L/C issuer and collateral agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 10, 2008.

(10)(o)(i)*	First Amendment to Credit Agreement, dated November 19, 2009, by and among the Registrant, Potlatch Forest Holdings, Inc., Potlatch Land & Lumber, LLC, certain wholly-owned subsidiaries of the Registrant as Guarantors, the Lenders from time to time party thereto and Bank of America, N.A., as administrative agent for the Lenders, filed as Exhibit 10.1 to the Current Report of Form 8-K filed by the Registrant on November 24, 2009.

(10)(o)(ii)*	Consent, dated June 23, 2009, to the Credit Agreement, dated December 8, 2008, by and among the Registrant and its wholly owned subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender, L/C issuer and collateral agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 24, 2009.

(10)(o)(iii)*	Second Amendment to Credit Agreement, dated February 4, 2011, by and among the Registrant, Potlatch Forest Holdings, Inc, Potlatch Land & Lumber, LLC, certain wholly owned subsidiaries of the Registrant as Guarantors, the Lenders from time to time party thereto and Bank of America, N. A. as administrative agent for the Lenders filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 8, 2011.

(10)(q)(iv)[1]*	Amendment, dated October 21, 2008, to Employment Agreement effective February 6, 2006, between the Registrant and Michael J. Covey, filed as Exhibit (10)(q)(iv) to the 2008 Form 10-K.

(10)(r)[1]*	Potlatch Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(r)(i)[1]*	Form of Restricted Stock Unit Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for restricted stock unit awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(i) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006.

(10)(r)(ii)[1]*	Form of Performance Share Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for performance share awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(ii) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended on January 17, 2007, filed as Exhibit (10)(r)(ii) to the Current Report on Form 8-K filed by the Registrant on January 19, 2007.

(10)(r)(iv)[1]*	Potlatch Corporation Management Performance Award Plan II, as amended through February 20, 2008, filed as Exhibit (10)(r)(iv) to the Current Report on Form 8-K filed by the Registrant on February 26, 2008.

(10)(r)(v)[1]*	Amendment to Potlatch Corporation Management Performance Award Plan II, effective June 1, 2008, filed as Exhibit (10)(r)(v) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

(10)(s)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors II, filed as Exhibit (10)(s) to the 2008 Form 10-K.

(10)(t)[1]*	Potlatch Corporation Salaried Supplemental Benefit Plan II, filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(w)[1]*	Potlatch Corporation Annual Incentive Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(x)[1]*	Potlatch Corporation Management Deferred Compensation Plan, effective June 1, 2008, amended and restated as of May 1, 2009, filed as Exhibit 10.(x) on Form 10-K filed by the Registrant on February 18, 2010.

(10)(aa)*	Employee Matters Agreement, dated December 15, 2008, between the Registrant and Clearwater Paper Corporation, filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 18, 2008.

(10)(bb)*	Tax Sharing Agreement, dated December 15, 2008, among the Registrant, Potlatch Forest Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Registrant, Potlatch Land & Lumber, LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and Clearwater Paper Corporation, filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 18, 2008.

(12)**	Computation of Ratio of Earnings to Fixed Charges.

(21)**	Potlatch Corporation Subsidiaries.

(23)**	Consent of Independent Registered Public Accounting Firm.

(24)**	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101**	The following financial information from Potlatch Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 23, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Balance Sheets at December 31, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text, and (vii) Schedule II – Valuation and Qualifying Accounts, tagged as a block of text.

*	Incorporated by reference.
**	Filed as Exhibit to Potlatch Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
[1]	Management contract or compensatory plan, contract or arrangement.