Form 10-Q
period 2011-03-31
POTLATCH CORP
filed 2011-04-29
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-32729

POTLATCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0156045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West First Avenue, Suite 1600
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

The number of shares of common stock of the registrant outstanding as of April 21, 2011 was 40,141,528.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.

Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands, except per-share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues	$122,233	$105,418

Costs and expenses:
Cost of goods sold	93,148	85,494
Selling, general and administrative expenses	11,927	8,445

	105,075	93,939

Earnings from continuing operations before interest and taxes	17,158	11,479
Interest expense, net	(7,879)	(7,088)

Earnings from continuing operations before taxes	9,279	4,391
Income tax provision	(1,583)	(3,007)

Earnings from continuing operations	7,696	1,384
Discontinued operations, net of tax	—	(189)

Net earnings	$7,696	$1,195

Other comprehensive income, net of tax	997	6,625

Comprehensive income	$8,693	$7,820

Earnings per common share from continuing operations:
Basic	$0.19	$0.03
Diluted	0.19	0.03
Loss per common share from discontinued operations:
Basic	—	—
Diluted	—	—
Net earnings per common share:
Basic	0.19	0.03
Diluted	0.19	0.03
Average shares outstanding (in thousands):
Basic	40,078	39,887
Diluted	40,293	40,100

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Balance Sheets

Unaudited (Dollars in thousands, except per-share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$6,589	$5,593
Short-term investments	74,185	85,249
Receivables, net	20,507	21,278
Inventories	21,841	24,375
Other assets	21,737	25,299

Total current assets	144,859	161,794
Property, plant and equipment, net	65,640	67,174
Timber and timberlands, net	473,068	475,578
Deferred tax assets	46,828	49,054
Other assets	27,019	28,111

	$757,414	$781,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$16,511	$5,011
Accounts payable and accrued liabilities	62,484	61,021

Total current liabilities	78,995	66,032
Long-term debt	346,627	363,485
Liability for pensions and other postretirement employee benefits	118,281	129,124
Other long-term obligations	21,316	18,631
Stockholders’ equity	192,195	204,439

	$757,414	$781,711

Stockholders’ equity per common share	$4.79	$5.11
Working capital	$65,864	$95,762
Current ratio	1.8:1	2.5:1

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$7,696	$1,195
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Depreciation, depletion and amortization	8,666	7,138
Basis of real estate sold	3,615	568
Change in deferred taxes	1,589	3,621
Gain on disposition of property, plant and equipment	(34)	(686)
Employee benefit plans	2,608	(1,553)
Loss from discontinued operations	—	189
Other, net	950	886
Funding of qualified pension plans	(9,400)	—
Working capital changes	4,531	587

Net cash provided by operating activities from continuing operations	20,221	11,945

CASH FLOWS FROM INVESTING
Decrease in short-term investments	11,064	13,161
Additions to property, plant and equipment	(1,000)	(1,038)
Additions to timber and timberlands	(2,131)	(1,516)
Proceeds from disposition of property, plant and equipment	112	1,700
Other, net	38	(629)

Net cash provided by investing activities from continuing operations	8,083	11,678

CASH FLOWS FROM FINANCING
Change in book overdrafts	(19)	(818)
Issuance of common stock	185	838
Change in long-term debt	(5,000)	73
Distributions to common stockholders	(20,468)	(20,366)
Deferred financing costs	(325)	—
Employee tax withholdings on equity-based compensation	(1,605)	(1,967)
Other, net	(76)	(77)

Net cash used for financing activities from continuing operations	(27,308)	(22,317)

Cash flows provided by continuing operations	996	1,306
Cash flows used for discontinued operations	—	(461)

Increase in cash	996	845
Cash at beginning of period	5,593	1,532

Cash at end of period	$6,589	$2,377

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net of amount capitalized	$1,385	$315
Income taxes, net	(1,052)	1,418
Non-cash investing activity:
Additions to timber and timberlands	341	—

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Condensed Financial Statements

Unaudited (Dollars in thousands)

NOTE 1.

Basis of Presentation

For purposes of this report, any reference to “Potlatch,” “the company,” “we,” “us,” and “our” means Potlatch Corporation and all of its wholly owned subsidiaries, except where the context indicates otherwise.

The accompanying Consolidated Condensed Balance Sheets at March 31, 2011 and December 31, 2010 and the Consolidated Condensed Statements of Operations and Comprehensive Income and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.

In March 2010, we sold our Idaho particleboard manufacturing facility’s buildings and equipment. As a result of the sale, we recorded pre-tax charges totaling $0.4 million, primarily related to severance benefits. All other adjustments were of a normal recurring nature.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 23, 2011.

NOTE 2.

Recent Accounting Pronouncements

We did not adopt any new accounting standards during the three months ended March 31, 2011. We reviewed all new accounting standards issued in the period and concluded that they did not have a material effect on our business.

NOTE 3.

Income Taxes

As a REIT, if we meet certain requirements, we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our shareholders. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) with respect to the REIT’s sale of any real property owned at such date within the first ten years following our conversion to a REIT, except for sales occurring in 2011. The Small Business Jobs Act of 2010 modifies the built-in gains provisions to exempt sales of real properties by a REIT in 2011, if five years of the recognition period has elapsed before January 1, 2011. The built-in gains tax is eliminated or deferred if sale proceeds are reinvested in like-kind property in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sale agreement or timber deed.

For the three months ended March 31, 2011, we recorded an income tax provision related to Potlatch TRS of $1.6 million due to pre-tax income. For the three months ended March 31, 2010, we recorded an income tax benefit of $0.3 million due to pre-tax losses.

For the three months ended March 31, 2011 and 2010, we recorded income tax expense of $0 and $0.3 million, respectively, related to the sale of REIT properties that were not deferred in accordance with the like-kind exchange provisions of the Internal Revenue Code.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Reconciliation Act of 2010 included a change in the deductibility of drug expenses reimbursed under the Medicare Part D retiree drug subsidy program beginning after 2012. As a result of this legislation, deferred taxes associated with our retiree health care liabilities based on prior law were required to be adjusted, resulting in a $3.0 million net charge to earnings in the first three months of 2010.

We reviewed our tax positions at March 31, 2011, and determined that no uncertain tax positions were taken during the first three months of 2011, and that no new information was available that would require derecognition of previously taken positions.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the three months ended March 31, 2011 and 2010, we recognized a net benefit of less than $0.1 million related to interest and penalties in our tax provision. At March 31, 2011 and December 31, 2010, we had less than $0.1 million accrued for the payment of interest. At March 31, 2011 and December 31, 2010, we had $0.8 million accrued as a receivable for interest with respect to open tax refunds.

NOTE 4.

Earnings per Common Share

The following table reconciles the number of common shares used in calculating the basic and diluted earnings per share from continuing operations for the three months ended March 31:

(Dollars in thousands, except per-share amounts)	2011	2010
Earnings from continuing operations	$7,696	$1,384

Basic average common shares outstanding	40,078,169	39,886,666
Incremental shares due to:
Common stock options	84,199	107,980
Performance shares	103,565	78,709
Restricted stock units	26,796	26,642

Diluted average common shares outstanding	40,292,729	40,099,997

Basic earnings per common share from continuing operations	$0.19	$0.03

Diluted earnings per common share from continuing operations	$0.19	$0.03

Anti-dilutive shares excluded from the calculation:
Performance shares	77,767	81,162
Restricted stock units	16,553	14,809

Total anti-dilutive shares excluded from the calculation	94,320	95,971

NOTE 5.

Equity-Based Compensation

At March 31, 2011, we had three stock incentive plans under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. At March 31, 2011, approximately 354,000 shares were authorized for future use under the 2005 Stock Incentive Plan.

The following table details our compensation expense for the three months ended March 31:

(Dollars in thousands)	2011	2010
Employee equity-based compensation expense:
Performance shares	$823	$731
Restricted stock units	127	144

Total employee equity-based compensation expense	$950	$875

Related net income tax benefit	$—	$11

Director deferred compensation expense	$1,402	$623

There were no cash flows representing the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized as a financing cash inflow in the Consolidated Condensed Statements of Cash Flows during either period presented above.

STOCK OPTIONS

The following table summarizes outstanding stock options as of March 31, 2011, and changes during the three months ended March 31, 2011:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	222,130	$21.64
Shares exercised	(11,263)	16.43	$245
Shares canceled or expired	—	—

Outstanding and exercisable at March 31	210,867	21.92	3,855

There were no unvested stock options outstanding during the three months ended March 31, 2011. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2010 was $0.4 million.

The following table summarizes outstanding stock options as of March 31, 2011:

	Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$13.8594 to $16.6452	53,595	1.35 years	$15.08
$19.2569	89,949	2.67 years	19.26
$30.9204	67,323	3.67 years	30.92

$13.8594 to $30.9204	210,867	2.65 years	21.92

Cash received from stock option exercises for the three months ended March 31, 2011 and 2010 was $0.2 million and $0.8 million, respectively. The actual tax benefits realized for tax deductions from option exercises totaled $0 and less than $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

PERFORMANCE SHARES

The following table presents the key inputs used in the Monte Carlo simulation method to calculate the fair value of the performance share awards in 2011 and 2010, and the resulting fair values:

	2011	2010
Shares granted	77,767	81,162
Stock price as of valuation date	$39.10	$31.88
Risk-free rate	1.26%	1.29%
Fair value of a performance share	$55.84	$45.30

The following table summarizes outstanding performance share awards as of March 31, 2011, and changes during the three months ended March 31, 2011:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	184,601	$38.45
Granted	77,767	55.84
Forfeited	(809)	41.48

Unvested shares outstanding at March 31	261,559	43.61	$10,105

As of March 31, 2011, there was $6.9 million of unrecognized compensation cost related to non-vested performance share awards, which is expected to be recognized over a weighted average period of 1.7 years.

RESTRICTED STOCK UNITS

The following table summarizes outstanding RSU awards as of March 31, 2011, and changes during the three months ended March 31, 2011:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	41,715	$29.37
Granted	16,553	39.06
Vested	(954)	39.43
Forfeited	(269)	29.72

Unvested shares outstanding at March 31	57,045	32.01	$2,293

For RSU awards granted during the period, the fair value of each share was determined on the date of grant using the grant date market price. The total fair value of RSU awards vested during the three months ended March 31, 2011 was less than $0.1 million.

As of March 31, 2011, there was $1.1 million of total unrecognized compensation cost related to non-vested RSU awards, which is expected to be recognized over a weighted average period of 1.7 years.

NOTE 6.

Detail of Certain Balance Sheet Accounts

Certain balance sheet accounts consist of the following:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Inventories:
Lumber and other manufactured wood products	$14,521	$13,115
Materials and supplies	3,983	3,641
Logs	3,337	7,619

	$21,841	$24,375

Current Other Assets:
Basis of real estate held for sale	$5,837	$9,268
Deferred charges	1,260	1,567
Prepaid taxes	13,346	13,346
Prepaid expenses	1,294	1,118

	$21,737	$25,299

Noncurrent Other Assets:
Noncurrent investments	$21,526	$21,292
Deferred charges	5,340	6,277
Restricted cash	—	341
Derivative asset associated with interest rate swaps	47	62
Other	106	139

	$27,019	$28,111

NOTE 7.

Pension Plans and Other Postretirement Employee Benefits

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits, or OPEB, for the three months ended March 31:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$1,212	$1,212	$112	$133
Interest cost	5,358	5,420	928	1,075
Expected return on plan assets	(7,796)	(8,299)	—	—
Amortization of prior service cost (credit)	171	206	(2,134)	(2,151)
Amortization of actuarial loss	2,513	2,058	1,085	1,487
Curtailment loss (gain)	—	64	—	(320)

Net periodic cost (benefit)	$1,458	$661	$(9)	$224

The curtailment loss (gain) is related to the sale of our Idaho particleboard facility.

During the three months ended March 31, 2011, we made contributions of $5.0 million to our qualified salaried pension plan, $4.4 million to our qualified non-represented pension plan and $0.4 million to our non-qualified supplemental pension plan, with $5.8 million being discretionary funding. We do not anticipate additional contributions to any of our qualified pension plans in 2011.

NOTE 8.

Comprehensive Income

The following table details the components of comprehensive income for the three months ended March 31:

(Dollars in thousands)	2011	2010
Net earnings	$7,696	$1,195

Other comprehensive income (loss), net of tax
Defined benefit pension plans and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(765) and $(759)	(1,198)	(1,186)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,403 and $1,383	2,195	2,161
Curtailment gain, net of tax of $- and $(100)	—	(156)
Recognition of deferred taxes related to actuarial gain on OPEB obligations	—	5,806

Other comprehensive income, net of tax	997	6,625

Comprehensive income	$8,693	$7,820

Other comprehensive income, net of tax, related to:
Defined benefit pension plans	$1,637	$1,420
OPEB obligations	(640)	5,205

Other comprehensive income, net of tax	$997	$6,625

NOTE 9.

Financial Instruments

Estimated fair values of our financial instruments are as follows:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments (Level 1)	$80,774	$80,774	$91,183	$91,183
Net derivative liability related to interest rate swaps (Level 2)	647	647	216	216
Derivative liability related to lumber hedge (Level 2)	2,013	2,013	2,876	2,876
Long-term debt (including fair value adjustments related to fair value hedges) (Level 2)	363,138	368,710	368,496	369,351

FAIR VALUE HEDGES OF INTEREST RATE RISK

As of March 31, 2011, we had eight separate interest rate swap agreements with notional amounts totaling $63.25 million, associated with our $22.5 million debentures and $40.75 million of our medium-term notes. The swaps convert interest payments with fixed rates ranging between 6.95% and 8.89% to a variable rate of three-month LIBOR plus a spread between 4.738% and 7.805%. The interest rate swaps terminate at various dates ranging from January 2012 to February 2018.

As of March 31, 2011, we had a derivative asset within non-current other assets of less than $0.1 million, derivative liabilities within other long-term obligations of $0.7 million and a cumulative net decrease to the carrying amount of our debt of $0.6 million recorded on our Consolidated Condensed Balance Sheets.

For the three months ended March 31, 2011, we recognized a total of $0.4 million of net gains recorded in interest expense due to changes in fair value of the derivatives. This net gain was offset by a cumulative net decrease to the carrying amount of debt of $0.4 million. Consequently, no net unrealized gain or loss was recognized in income. For the three months ended March 31, 2011, we recognized a net gain, resulting in a reduction in interest expense, of $0.3 million, which includes realized net gains and losses from net cash settlements and interest accruals on the derivatives. We recognized no hedge ineffectiveness during the three months ended March 31, 2011.

NON-DESIGNATED LUMBER HEDGE

On October 13, 2010, we entered into a commodity swap contract for 33,000 mbf (thousand board feet) of eastern spruce/pine with an effective date of April 1, 2011 and a termination date of September 30, 2011. Under the contract, 5,500 mbf will cash settle each month. In February 2011, the remaining 7,150 mbf of southern yellow pine from our commodity swap contract entered into on October 18, 2010 cash settled, resulting in a cash payment of $0.2 million. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net earnings. As such, an unrealized gain of $0.6 million was recognized in the quarter ended March 31, 2011.

The following table presents the fair values of derivative instruments as of March 31, 2011 and December 31, 2010:

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
		March 31, 2011	December 31, 2010		March 31, 2011	December 31, 2010
(Dollars in thousands)	BALANCE SHEET LOCATION	FAIR VALUE	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE	FAIR VALUE
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets (non-current)	$47	$62	Other long-term obligations	$694	$278

Total derivatives designated as hedging instruments		$47	$62		$694	$278

Derivatives not designated as hedging instruments:
Lumber contracts		$—	$—	Accrued liabilities	$2,013	$2,876

Total derivatives not designated as hedging instruments		$—	$—		$2,013	$2,876

The following table details the effect of derivatives on the Consolidated Condensed Statements of Operations for the three months ended March 31:

	LOCATION OF GAIN RECOGNIZED IN INCOME	AMOUNT OF GAIN RECOGNIZED IN INCOME
(Dollars in thousands)		2011	2010
Derivatives designated in fair value hedging relationships:

Interest rate contracts
Realized gain on hedging instrument (1)	Interest expense	$273	$—

Net gain recognized in income from fair value hedges		$273	$—

Derivatives not designated as hedging instruments:

Lumber contracts
Unrealized gain on derivative	Cost of goods sold	$624	$—

Net gain recognized in income from derivatives not designated as hedging instruments		$624	$—

(1)	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the period.

NOTE 10.

Commitments and Contingencies

In January 2007, the EPA notified us that we are a potentially responsible party under CERCLA and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. The range of cost estimates for the various alternatives set forth in the report to address the contamination at the entire site was from $0.7 million to $8.2 million. In April 2010, we were notified by the EPA that they determined the EE/CA report submitted by us contained deficiencies and that the EPA would complete the EE/CA report for the Avery Landing site and produce the Biological Assessment and Cultural Resources Evaluation reports. The EPA published its draft report on January 26, 2011 for public comment. The EPA’s report focuses on a more limited number of remedial alternatives which range in cost from approximately $7.9 million to $10.5 million. The public comment period closed March 11, 2011. The EPA will select a remedy for the site and determine which potentially responsible parties should implement the remedy following public comment. Currently we are under no legal obligation to implement any remedy selected by the EPA. We believe we have valid defenses available to limit our potential liability for contamination at the site and we will pursue those defenses in either settlement negotiations with the EPA or in litigation to limit our liability. As of March 31, 2011, we have accrued $4.8 million for this matter.

NOTE 11.

Segment Information

The following table summarizes information by business segment for the three months ended March 31:

(Dollars in thousands)	2011	2010
Segment Revenues
Resource	$51,552	$44,813
Real Estate	12,981	3,447
Wood Products	68,472	67,769

	133,005	116,029
Elimination of intersegment revenues	(10,772)	(10,611)

Total consolidated revenues	$122,233	$105,418

Intersegment revenues or transfers
Resource	$10,772	$10,611

Total intersegment revenues or transfers	$10,772	$10,611

Operating Income
Resource	$14,061	$9,921
Real Estate	8,366	1,898
Wood Products	2,894	5,228
Eliminations and adjustments	545	437

	25,866	17,484
Corporate	(16,587)	(13,093)

Earnings from continuing operations before taxes	$9,279	$4,391

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding recognition of compensation costs relating to our performance shares and RSUs, contributions to our qualified pension plans, tax refunds, U.S. housing starts, U.S. log exports to China, domestic remodeling and repair activity, log and lumber prices, business conditions for our business segments and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

OVERVIEW

The operating results of our Resource, Real Estate and Wood Products business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, which is largely dependent on the economy and U.S. housing starts, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions, and other factors. Economic conditions remain difficult. The U.S. housing market remains weak and housing starts are expected to show only modest improvement during the year. The business conditions for both our Resource and Wood Products segments continue to be challenging. Counterbalancing lower housing starts is the continued growth of U.S. log exports to China and an expected increase in domestic repair and remodel activities.

During the first quarter of 2011, favorable logging conditions in Idaho allowed our Resource segment to roll forward some of our planned harvest for the year in order to capture better than anticipated pricing that is resulting from increased demand by West Coast customers as more of their traditional log supply is exported to China. In the South, extremely dry weather conditions resulted in favorable logging conditions which led to relatively high log inventories and less favorable pricing. Our Wood Products segment benefitted from relatively strong lumber prices in January and February; however, we expect lumber prices to remain soft for the remainder of the year. Our Real Estate segment had another solid quarter, completing the first phase of a non-strategic and rural real estate land sale transaction in Idaho along with a continued steady flow of other HBU and rural real estate sales.

RESULTS OF OPERATIONS

We are a real estate investment trust, or REIT, with approximately 1.5 million acres of timberlands in Arkansas, Idaho and Minnesota. Through wholly owned taxable subsidiaries, which we refer to in this report as Potlatch TRS, we operate a real estate sales and development business and five manufacturing facilities that produce lumber and plywood.

Our business is organized into three reporting segments: Resource; Real Estate; and Wood Products. Sales or transfers between segments are recorded as intersegment revenues based on prevailing market prices. Because our Resource segment supplies our Wood Products segment with a portion of its wood fiber needs, intersegment revenues can represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” section below, segment revenues are presented before elimination of intersegment revenues.

The following table sets forth period-to-period changes in items included in our Consolidated Condensed Statements of Operations and Comprehensive Income for the three months ended March 31:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010	Increase (Decrease)

Revenues	$122,233	$105,418	$16,815
Costs and expenses:
Cost of goods sold	93,148	85,494	7,654
Selling, general and administrative expenses	11,927	8,445	3,482

	105,075	93,939	11,136

Earnings from continuing operations before interest and taxes	17,158	11,479	5,679
Interest expense, net	(7,879)	(7,088)	791

Earnings from continuing operations before taxes	9,279	4,391	4,888
Income tax provision	(1,583)	(3,007)	(1,424)

Earnings from continuing operations	7,696	1,384	6,312
Discontinued operations, net of tax	—	(189)	189

Net earnings	$7,696	$1,195	$6,501

Revenues – Revenues increased $16.8 million, or 16%, in the three months ended March 31, 2011, over the same period in 2010, primarily due to a non-strategic and rural real estate sale in Idaho and increased sawlog sales volumes and prices in our Northern region. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Cost of goods sold – Cost of goods sold increased $7.7 million, or 9%, in the three months ended March 31, 2011 over the same period in 2010. The higher expenses were primarily due to a higher basis of real estate sold in 2011, higher logging and hauling costs primarily due to increased harvest levels and the increased cost of logs.

Selling, general and administrative expenses – Selling, general and administrative expenses increased $3.5 million, or 41%, in the first three months of 2011 over the same period in 2010, primarily due to a non-cash charge for the mark to market adjustment for company stock in our deferred compensation plans and increased compensation-related expenses.

Interest expense, net – Net interest expense increased $0.8 million, or 11%, in the three months ended March 31, 2011, over the same period in 2010, primarily due to a $1.2 million non-cash charge for deferred costs related to the reduction in our revolving credit facility, partially offset by a reduction in interest expense associated with the interest rate swaps entered into in June 2010 and the $5.0 million medium-term note maturity in January 2011.

Income tax provision – We recorded an income tax provision related to our continuing operations of $1.6 million and $3.0 million for the three months ended March 31, 2011 and 2010, respectively. The income tax provision in 2011 resulted from pre-tax income of Potlatch TRS. The income tax provision in 2010 resulted from an adjustment of our deferred taxes associated with our retiree health care liability as a result of health care legislation and built-in gains taxes on land sales, net of a tax benefit associated with pre-tax losses from Potlatch TRS.

Discontinued operations – The results of discontinued operations for the three months ended March 31, 2010 included amounts associated with the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008.

DISCUSSION OF BUSINESS SEGMENTS

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010	Increase (Decrease)

Segment Revenues:
Resource	$51,552	$44,813	$6,739
Real Estate	12,981	3,447	9,534
Wood Products	68,472	67,769	703

Total segment revenues, before eliminations	$133,005	$116,029	$16,976

Operating Income:
Resource	$14,061	$9,921	$4,140
Real Estate	8,366	1,898	6,468
Wood Products	2,894	5,228	(2,334)

Total segment operating income, before eliminations and adjustments, and corporate items	$25,321	$17,047	$8,274

Resource Segment – Revenues for the segment increased $6.7 million, or 15%, during the first three months of 2011 over the same period in 2010. Higher sales prices accounted for approximately $4.2 million of the variance, while approximately $2.5 million was due to increased sales volumes. The data for the three months ended March 31, 2010, includes harvest information from our Wisconsin and certain Arkansas properties that were sold in late 2010. In our Northern region, sawlog sales volumes and prices increased 12% and 16%, respectively. Volumes were higher primarily due to favorable logging conditions in Idaho in 2011, while prices were higher due to stronger customer demand, primarily in Idaho, coupled with a favorable cedar product mix. Northern pulpwood sales prices increased 4%, primarily due to increased customer demand, while sales volumes decreased 14% primarily due to the inclusion of Wisconsin harvests in the 2010 data, partially offset by increased sales in Idaho due to increased demand. In our Southern region, sawlog sales volumes increased 4%, primarily due to favorable logging conditions in 2011, and prices increased 1% due to a slight improvement in demand. Southern pulpwood sales volumes increased 4%, due to favorable logging conditions in 2011, while prices decreased 10% due to extremely wet weather in the 2010 period that affected logging and resulted in high prices in that period. Expenses for the segment increased $2.6 million, or 7%, during the first quarter of 2011 over the first quarter of 2010. The increase in expenses was primarily related to higher logging and hauling costs due to the increased harvest levels. Operating income for our Resource segment increased $4.1 million, or 42%, for the first quarter of 2011 over the same period of 2010.

Real Estate Segment – Revenues increased $9.5 million, expenses increased $3.0 million and operating income increased $6.5 million in the first three months of 2011 compared to the same period in 2010 as a result of increased acres sold in each product type, but primarily due to the sale of 5,907 acres of non-strategic timberland and rural real estate in the first of a three-phase land sale transaction in Idaho for approximately $9.0 million. The product type sale prices per acre were relatively consistent between the three months ended March 31, 2011 and 2010, with the exception of the aforementioned non-strategic sale.

The following table summarizes our real estate sales for the three months ended March 31:

	2011		2010
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	495	$1,901	192	$1,902
Rural real estate	2,513	1,208	2,435	1,266
Non-strategic timberland	6,282	1,433	—	—

Total	9,290		2,627

Wood Products – Revenues for the segment increased $0.7 million, or 1%, in the three months ended March 31, 2011 over the same period in 2010, primarily due to lumber sales prices 1% higher than the previous year, partially offset by a 2% decrease in sales volumes. Expenses for the segment increased $3.0 million, or 5%, in the first quarter of 2011 over the same quarter of 2010, primarily as a result of increased prices of logs in our Northern region. Also included in the 2011 results is a positive $0.6 million unrealized mark to market adjustment related to our lumber hedge. The Wood

Products segment reported operating income of $2.9 million for the first quarter of 2011 compared to $5.2 million in the same quarter of 2010.

Corporate – Corporate expenses were $16.6 million in the three months ended March 31, 2011 compared to $13.1 million in the same period of 2010. The increase is primarily due to a non-cash charge of $2.3 million for a mark to market adjustment for company stock in our deferred compensation plans and a $1.2 million non-cash charge for deferred costs related to the reduction in our revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, our financial position included long-term debt of $363.1 million, including current installments on long-term debt, compared to $368.5 million at December 31, 2010. Stockholders’ equity for the first three months of 2011 decreased $12.2 million primarily due to our regular quarterly cash distribution to common stockholders of $20.5 million, partially offset by net earnings of $7.7 million. The ratio of long-term debt to stockholders’ equity was 1.9 to 1 at March 31, 2011, compared to 1.8 to 1 at December 31, 2010.

Working capital totaled $65.9 million at March 31, 2011, a decrease of $29.9 million from the December 31, 2010 balance of $95.8 million. The significant changes in the components of working capital are as follows:

•

The current portion of long-term debt increased $11.5 million due to the scheduled maturity of $16.5 million of long-term debt in the first quarter of 2012, partially offset by the maturity of $5.0 million of medium-term notes in January 2011.

•

Short-term investments decreased $11.1 million primarily due to the payment of the regular quarterly cash distribution to common stockholders of $20.5 million and the contribution of $9.4 million to our qualified pension plans.

•	Other current assets decreased $3.6 million primarily due to a decrease in the basis of real estate held for sale as a result of land sales during the first quarter of 2011.

•

Inventories decreased $2.5 million, primarily due to seasonality. Log inventories decreased $4.3 million as our wood products manufacturing facilities used their log inventories when weather conditions did not allow access to the woods. This was partially offset by a $1.4 million increase in lumber and other manufactured wood products inventories in order to prepare for home building and repair and remodeling activities that tend to increase in the spring.

Cash Flows Summary

The following table presents information regarding our cash flows for the three months ended March 31:

(Dollars in thousands)	2011	2010
Cash flows from continuing operations:
Net cash provided by operations	$20,221	$11,945
Net cash provided by investing	8,083	11,678
Net cash used for financing	(27,308)	(22,317)

Cash flows provided by continuing operations	996	1,306
Cash flows of discontinued operations	—	(461)

Increase in cash	996	845
Cash at beginning of period	5,593	1,532

Cash at end of period	$6,589	$2,377

Net cash provided by operating activities from continuing operations for the first three months of 2011 totaled $20.2 million, compared to $11.9 million for the same period in 2010. The increase was due to higher operating earnings, the mark to market adjustment to our deferred compensation plans and cash from working capital changes, partially offset by the $9.4 million contribution to our qualified pension plans, in the first three months of 2011 compared to the same period in 2010.

Net cash provided by investing activities from continuing operations totaled $8.1 million and $11.7 million for the three months ended March 31, 2011 and 2010, respectively. In the first three months of 2011, an $11.1 million decrease in short-term investments was partially offset by $3.1 million of capital expenditures. In the first three months of 2010, a $13.2 million decrease in short-term investments was partially offset by $2.6 million of capital expenditures. Capital expenditures in both periods were primarily for reforestation activities and routine general replacement projects for our wood products manufacturing facilities.

Net cash used for financing activities from continuing operations totaled $27.3 million and $22.3 million for the three months ended March 31, 2011 and 2010, respectively. Net cash used for financing activities in the first three months of 2011 was primarily for payment of our regular quarterly cash distributions to common stockholders of $20.5 million and a debt maturity of $5.0 million. Net cash used for financing activities in the first three months of 2010 was primarily for payment of our regular quarterly cash distributions to common stockholders of $20.4 million.

Pursuant to an amendment effective February 4, 2011, we reduced the available borrowing capacity under our bank credit facility from $250 million to $150 million. As of March 31, 2011, there were no borrowings outstanding under the revolving line of credit, and approximately $2.3 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at March 31, 2011 was $147.7 million.

The following table sets forth the most restrictive covenants in the bank credit facility and our status with respect to these covenants as of March 31, 2011:

	Covenant Requirement	Actual Ratio at March 31, 2011
Minimum Interest Coverage Ratio	2.75 to 1.00 *	5.61 to 1.00
Minimum Collateral Coverage Ratio	3.00 to 1.00	5.37 to 1.00
Maximum Funded Indebtedness to Capitalization Ratio	70.0%	54.6%

*	Commencing October 1, 2011, the Minimum Interest Coverage Ratio will increase to 3.00 to 1.00.

Our senior notes contain covenants that limit certain of our abilities, such as limiting the payment of dividends and repurchasing our capital stock unless certain financial conditions are met. Our cumulative Funds Available for Distribution, or FAD, as defined in the covenant, less our dividends paid was $33.7 million at March 31, 2011. The remaining balance available for the payment of future dividends pursuant to the covenant was $90.1 million at March 31, 2011.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended March 31, 2011 outside the ordinary course of business.

Off-Balance Sheet Arrangements

We currently are not a party of off-balance sheet arrangements that would require disclosure under this section.

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2010. For quantitative and qualitative disclosures about market risk, see Item 7A – “Quantitative and Qualitative Disclosure about Market Risk” in our 2010 Annual Report on Form 10-K.

ITEM 4.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control Over Financial Reporting

In the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Part II

ITEM 1.

Legal Proceedings

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.

Risk Factors

There have been no material changes in the risk factors previously disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December  31, 2010.

ITEM 6.

Exhibits

The exhibit index is located on page 20 of this Form 10-Q.

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
Terry L. Carter
Controller and Treasurer
(Duly Authorized; Principal Accounting Officer)

Date: April 29, 2011

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101	The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on April 29, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters ended March 31, 2011 and 2010, (ii) the Consolidated Condensed Balance Sheets at March 31, 2011 and December 31, 2010, (iii) the Consolidated Condensed Statements of Cash Flows for the quarters ended March 31, 2011 and 2010, and (iv) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

*	Incorporated by reference