Form 10-Q
period 2011-06-30
POTLATCH CORP
filed 2011-08-01
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

The number of shares of common stock of the registrant outstanding as of July 21, 2011 was 40,187,407.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.

Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands, except per-share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$112,370	$128,978	$234,603	$234,396

Costs and expenses:
Cost of goods sold	85,906	97,295	179,054	182,789
Selling, general and administrative expenses	8,704	9,401	20,631	17,846

	94,610	106,696	199,685	200,635

Earnings from continuing operations before interest and taxes	17,760	22,282	34,918	33,761
Interest expense, net	(6,612)	(7,089)	(14,491)	(14,177)

Earnings from continuing operations before taxes	11,148	15,193	20,427	19,584
Income tax provision	(2,699)	(3,365)	(4,282)	(6,372)

Earnings from continuing operations	8,449	11,828	16,145	13,212
Discontinued operations, net of tax	—	(85)	—	(274)

Net earnings	$8,449	$11,743	$16,145	$12,938

Other comprehensive income, net of tax	843	450	1,840	7,075

Comprehensive income	$9,292	$12,193	$17,985	$20,013

Earnings per common share from continuing operations:
Basic	$0.21	$0.29	$0.40	$0.33
Diluted	0.21	0.29	0.40	0.33
Loss per common share from discontinued operations:
Basic	$—	$—	$—	$(0.01)
Diluted	—	—	—	(0.01)
Net earnings per common share:
Basic	$0.21	$0.29	$0.40	$0.32
Diluted	0.21	0.29	0.40	0.32
Distributions per common share	$0.51	$0.51	$1.02	$1.02
Average shares outstanding (in thousands):
Basic	40,174	39,972	40,127	39,930
Diluted	40,378	40,211	40,339	40,164

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Balance Sheets

Unaudited (Dollars in thousands, except per-share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$7,368	$5,593
Short-term investments	67,758	85,249
Receivables, net	19,874	21,278
Inventories	21,469	24,375
Other assets	22,213	25,299

Total current assets	138,682	161,794
Property, plant and equipment, net	65,385	67,174
Timber and timberlands, net	466,598	475,578
Deferred tax assets	43,595	49,054
Other assets	27,144	28,111

	$741,404	$781,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$21,660	$5,011
Accounts payable and accrued liabilities	59,075	61,021

Total current liabilities	80,735	66,032
Long-term debt	342,704	363,485
Liability for pensions and other postretirement employee benefits	115,786	129,124
Other long-term obligations	19,048	18,631
Stockholders’ equity	183,131	204,439

	$741,404	$781,711

Stockholders’ equity per common share	$4.56	$5.11
Working capital	$57,947	$95,762
Current ratio	1.7:1	2.5:1

The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$16,145	$12,938
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Depreciation, depletion and amortization	13,824	14,358
Basis of real estate sold	10,573	4,713
Change in deferred taxes	4,283	7,268
Loss (gain) on disposition of property, plant and equipment	(54)	1,105
Employee benefit plans	(83)	(2,859)
Loss from discontinued operations	—	274
Equity-based compensation expense	2,047	1,864
Funding of qualified pension plans	(9,400)	—
Working capital changes	836	(7,268)

Net cash provided by operating activities from continuing operations	38,171	32,393

CASH FLOWS FROM INVESTING
Decrease in short-term investments	17,491	18,901
Additions to property, plant and equipment	(2,993)	(2,248)
Additions to timber and timberlands	(4,110)	(3,633)
Proceeds from disposition of property, plant and equipment	133	3,100
Other, net	(852)	(1,088)

Net cash provided by investing activities from continuing operations	9,669	15,032

CASH FLOWS FROM FINANCING
Distributions to common stockholders	(40,963)	(40,759)
Change in long-term debt	(5,008)	(10)
Issuance of common stock	1,230	1,432
Change in book overdrafts	647	(1,287)
Deferred financing costs	(343)	(176)
Employee tax withholdings on equity-based compensation	(1,605)	(1,967)
Other, net	(23)	62

Net cash used for financing activities from continuing operations	(46,065)	(42,705)

Cash flows provided by continuing operations	1,775	4,720
Cash flows used for discontinued operations	—	(594)

Increase in cash	1,775	4,126
Cash at beginning of period	5,593	1,532

Cash at end of period	$7,368	$5,658

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest, net of amount capitalized	$12,627	$13,246
Income taxes, net	(5,993)	1,582
Non-cash investing activity:
Additions to timber and timberlands	341	—

Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

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

The accompanying Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters and six months ended June 30, 2011 and 2010, the Consolidated Condensed Balance Sheets at June 30, 2011 and December 31, 2010, and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.

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

NOTE 2.

Recent Accounting Pronouncements

We did not adopt any new accounting standards during the six months ended June 30, 2011. We reviewed all new accounting standards issued in the period and concluded that they did not have a material effect on our business.

NOTE 3.

Income Taxes

As a real estate investment trust, or REIT, if we meet certain requirements, we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our shareholders. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) with respect to the REIT’s sale of any real property owned at such date within the first ten years following our conversion to a REIT, except for sales occurring in 2011. The Small Business Jobs Act of 2010 modifies the built-in gains provisions to exempt sales of real properties by a REIT in 2011, if five years of the recognition period has elapsed before January 1, 2011. If applicable, the built-in gains tax is eliminated or deferred if sale proceeds are reinvested in like-kind property in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sale agreement or timber deed.

For the quarters ended June 30, 2011 and 2010, we recorded income tax provisions related to our taxable REIT subsidiary, or Potlatch TRS, of $2.7 million and $3.7 million, respectively, due to pre-tax income. For the six months ended June 30, 2011 and 2010, we recorded income tax provisions related to Potlatch TRS of $4.3 million and $3.5 million, respectively, due to pre-tax income.

For the six months ended June 30, 2011 and 2010, we recorded income tax expense of $0 and $0.3 million, respectively, related to the sale of REIT properties that were not deferred in accordance with the like-kind exchange provisions of the Internal Revenue Code.

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

We reviewed our tax positions at June 30, 2011, and determined that no uncertain tax positions were taken during the first six months of 2011, and that no new information was available that would require derecognition of previously taken positions.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the quarters and six months ended June 30, 2011 and 2010, we recognized a net benefit of less than $0.1 million related to interest and penalties in our tax provision. At June 30, 2011 and December 31, 2010, we had less than $0.1 million accrued for the payment of interest. At June 30, 2011 and December 31, 2010, we had $0 and $0.8 million, respectively, accrued as a receivable for interest with respect to open tax refunds.

NOTE 4.

Earnings per Common Share

The following table reconciles the number of common shares used in calculating the basic and diluted earnings per share from continuing operations for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per-share amounts)	2011	2010	2011	2010
Earnings from continuing operations	$8,449	$11,828	$16,145	$13,212

Basic average common shares outstanding	40,174,164	39,972,087	40,126,550	39,930,065
Incremental shares due to:
Common stock options	58,435	110,450	58,462	102,361
Performance shares	115,310	95,597	123,251	99,859
Restricted stock units	30,088	32,835	30,788	31,450

Diluted average common shares outstanding	40,377,997	40,210,969	40,339,051	40,163,735

Basic earnings per common share from continuing operations	$0.21	$0.29	$0.40	$0.33

Diluted earnings per common share from continuing operations	$0.21	$0.29	$0.40	$0.33

Anti-dilutive shares excluded from the calculation:
Performance shares	77,767	81,162	77,767	81,162
Restricted stock units	—	750	16,553	750

Total anti-dilutive shares excluded from the calculation	77,767	81,912	94,320	81,912

NOTE 5.

Equity-Based Compensation

As of June 30, 2011, we had three stock incentive plans under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding, with approximately 354,000 shares authorized for future use under the 2005 Stock Incentive Plan.

The following table details our compensation expense for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Employee equity-based compensation expense:
Performance shares	$942	$831	$1,765	$1,562
Restricted stock units	155	158	282	302

Total employee equity-based compensation expense	$1,097	$989	$2,047	$1,864

Related net income tax benefit	$—	$—	$—	$—

Director deferred compensation expense (income)	$(545)	$307	$857	$930

For the six months ended June 30, 2011 and 2010, there were no realized tax benefits related to the excess of the deductible amount over the compensation cost recognized in the Consolidated Condensed Statements of Cash Flows.

STOCK OPTIONS

The following table summarizes outstanding stock options as of June 30, 2011, and changes during the six months ended June 30, 2011:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	222,130	$21.64
Shares exercised	(65,382)	18.81	$1,316
Shares canceled or expired	—	—

Outstanding and exercisable at June 30	156,748	22.82	1,951

There were no unvested stock options outstanding during the six months ended June 30, 2011. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2010 was $1.0 million.

The following table summarizes outstanding stock options as of June 30, 2011:

	Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$13.8594 to $16.6452	47,908	1.18 years	$14.89
$19.2569	42,995	2.42 years	19.26
$30.9204	65,845	3.42 years	30.92

$13.8594 to $30.9204	156,748	2.46 years	22.82

Cash received from stock option exercises for the six months ended June 30, 2011 and 2010 was $1.2 million and $1.4 million, respectively. No tax benefits were realized for tax deductions from option exercises for the six months ended June 30, 2011 and 2010.

PERFORMANCE SHARES

The following table presents the key inputs used in the Monte Carlo simulation method to calculate the fair value of the performance share awards in 2011 and 2010, and the resulting fair values:

	2011	2010
Shares granted	77,767	81,162
Stock price as of valuation date	$39.10	$31.88
Risk-free rate	1.26%	1.29%
Fair value of a performance share	$55.84	$45.30

The following table summarizes outstanding performance share awards as of June 30, 2011, and changes during the six months ended June 30, 2011:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	184,601	$38.45
Granted	77,767	55.84
Forfeited	(809)	41.48

Unvested shares outstanding at June 30	261,559	43.61	$8,866

As of June 30, 2011, there was $6.0 million of unrecognized compensation cost related to non-vested performance share awards, which is expected to be recognized over a weighted average period of 1.4 years.

RESTRICTED STOCK UNITS

The following table summarizes outstanding RSU awards as of June 30, 2011, and changes during the six months ended June 30, 2011:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	41,715	$29.37
Granted	16,553	39.06
Vested	(904)	40.95
Forfeited	(269)	29.72

Unvested shares outstanding at June 30	57,095	31.99	$2,014

For RSU awards granted during the period, the fair value of each share was determined on the date of grant using the grant date market price. The total fair value of RSU awards vested during the six months ended June 30, 2011 was less than $0.1 million.

As of June 30, 2011, there was $1.0 million of total unrecognized compensation cost related to non-vested RSU awards, which is expected to be recognized over a weighted average period of 1.5 years.

NOTE 6.

Detail of Certain Balance Sheet Accounts

The following tables detail certain accounts as of the balance sheet dates:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Inventories:
Lumber and other manufactured wood products	$15,168	$13,115
Materials and supplies	3,979	3,641
Logs	2,322	7,619

	$21,469	$24,375

Current Other Assets:
Deferred tax assets	$13,346	$13,346
Basis of real estate held for sale	5,677	9,268
Prepaid expenses	1,923	1,118
Deferred charges	1,267	1,567

	$22,213	$25,299

Noncurrent Other Assets:
Noncurrent investments	$21,647	$21,292
Deferred charges	5,068	6,277
Other	429	542

	$27,144	$28,111

NOTE 7.

Pension Plans and Other Postretirement Employee Benefits

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits, or OPEB, for the quarters and six months ended June 30:

Quarters ended June 30:
	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$1,016	$1,104	$111	$75
Interest cost	5,305	5,405	815	911
Expected return on plan assets	(8,106)	(8,268)	—	—
Amortization of prior service cost (credit)	171	200	(2,134)	(2,135)
Amortization of actuarial loss	2,445	2,029	898	829

Net periodic cost (benefit)	$831	$470	$(310)	$(320)

Six months ended June 30:
	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$2,228	$2,316	$223	$208
Interest cost	10,663	10,825	1,743	1,986
Expected return on plan assets	(15,902)	(16,567)	—	—
Amortization of prior service cost (credit)	342	406	(4,268)	(4,286)
Amortization of actuarial loss	4,958	4,087	1,983	2,316
Curtailment loss (gain)	—	64	—	(320)

Net periodic cost (benefit)	$2,289	$1,131	$(319)	$(96)

During the first quarter of 2011, we made contributions of $5.0 million to our qualified salaried pension plan and $4.4 million to our qualified non-represented pension plan, with $5.8 million being discretionary funding. We do not anticipate additional contributions to any of our qualified pension plans in 2011. During the six months ended June 30, 2011, we made contributions of $0.9 million to our non-qualified supplemental pension plan.

NOTE 8.

Comprehensive Income

The following table details the components of comprehensive income for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net earnings	$8,449	$11,743	$16,145	$12,938

Other comprehensive income (loss), net of tax
Defined benefit pension plans and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(766), $(755), $(1,531) and $(1,513)	(1,197)	(1,180)	(2,395)	(2,367)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,303, $1,115, $2,706 and $2,498	2,040	1,743	4,235	3,905
Curtailment gain, net of tax of $0, $0, $0 and $(100)	—	—	—	(156)
Recognition of deferred taxes related to actuarial gain on OPEB obligations	—	(113)	—	5,693

Other comprehensive income, net of tax	843	450	1,840	7,075

Comprehensive income	$9,292	$12,193	$17,985	$20,013

Other comprehensive income, net of tax, related to:
Defined benefit pension plans	$1,596	$1,360	$3,233	2,779
OPEB obligations	(753)	(910)	(1,393)	4,296

Other comprehensive income, net of tax	$843	$450	$1,840	$7,075

NOTE 9.

Financial Instruments

The following table presents the estimated fair values of our financial instruments as of the balance sheet dates:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments (Level 1)	$75,126	$75,126	$91,183	$91,183
Net derivative asset (liability) related to interest rate swaps (Level 2)	513	513	(216)	(216)
Derivative asset (liability) related to lumber hedge (Level 2)	97	97	(2,876)	(2,876)
Long-term debt (including fair value adjustments related to fair value hedges) (Level 2)	364,364	371,592	368,496	369,351

FAIR VALUE HEDGES OF INTEREST RATE RISK

As of June 30, 2011, we had eight separate interest rate swap agreements with notional amounts totaling $63.25 million, associated with our $22.5 million debentures and $40.75 million of our medium-term notes. The swaps convert interest payments with fixed rates between 6.95% and 8.89% to variable rates of three-month LIBOR plus spreads between 4.738% and 7.805%. The interest rate swaps terminate at various dates between January 2012 and February 2018.

As of June 30, 2011, we had a derivative asset within non-current other assets of $0.5 million, resulting in a cumulative net increase to the carrying amount of our debt of $0.5 million recorded on our Consolidated Condensed Balance Sheets.

For the three months ended June 30, 2011, we recognized a total of $1.2 million of net gains recorded in interest expense due to changes in fair value of the derivatives, which was offset by a cumulative net decrease to the carrying amount of debt of $1.2 million. For the six months ended June 30, 2011, we recognized a total of $0.7 million of net gains recorded in interest expense due to changes in fair value of the derivatives, which was offset by a cumulative net decrease to the carrying amount of debt of $0.7 million. Consequently, no net unrealized gain or loss was recognized in income for the quarter or six months ended June 30, 2011. For the quarter ended June 30, 2011, we recognized a net gain, resulting in a reduction in interest expense, of $0.3 million, which includes realized net gains and losses from net cash settlements and interest accruals on the derivatives. For the six months ended June 30, 2011, we recognized a net gain, resulting in a reduction in interest expense, of $0.5 million, which includes realized net gains and losses from net cash settlements and interest accruals on the derivatives. We recognized no hedge ineffectiveness during the quarter or six months ended June 30, 2011.

NON-DESIGNATED LUMBER HEDGE

On October 13, 2010, we entered into a commodity swap contract for 33,000 mbf (thousand board feet) of eastern spruce/pine with an effective date of April 1, 2011 and a termination date of September 30, 2011. Under the contract, 5,500 mbf cash settles each month. During the quarter ended June 30, 2011, the three monthly cash settlements resulted in a cash receipt of $0.3 million. Realized gains of $0.3 million were recognized in both the quarter and six months ended June 30, 2011. In February 2011, the remaining 7,150 mbf of southern yellow pine from our commodity swap contract entered into on October 18, 2010 cash settled, resulting in a cash payment of $0.2 million. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net earnings. As such, unrealized gains of $2.1 million and $2.8 million were recognized in the quarter and six months ended June 30, 2011, respectively.

The following table presents the fair values of derivative instruments as of the balance sheet dates:

	December 31,	December 31,	December 31,
(Dollars in thousands)	Balance Sheet Location	June 30, 2011	December 31, 2010
Fair Value of Derivative Assets:
Derivatives designated as hedging instruments:
Interest rate contracts	Other non-current assets	$513	$62

Total derivatives designated as hedging instruments		$513	$62

Derivatives not designated as hedging instruments:
Lumber contracts	Other current assets	$97	$—

Total derivatives not designated as hedging instruments		$97	$—

Fair Value of Derivative Liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	Other long-term obligations	$—	$278

Total derivatives designated as hedging instruments		$—	$278

Derivatives not designated as hedging instruments:
Lumber contracts	Accrued liabilities	$—	$2,876

Total derivatives not designated as hedging instruments		$—	$2,876

The following table details the effect of derivatives on the Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters and six months ended June 30, 2011 and 2010:

	000000	000000	000000	000000	000000
	Location of Gain Recognized in Income	Gain Recognized in Income
		Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2011	2010	2011	2010
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on hedging instrument (1)	Interest expense	$263	$—	$536	$—

Net gain recognized in income from fair value hedges		$263	$—	$536	$—

Derivatives not designated as hedging instruments:

Lumber contracts
Unrealized gain on derivative	Cost of goods sold	$2,110	$—	$2,751	$—
Realized gain on derivative	Cost of goods sold	253	—	249	—

Net gain recognized in income from derivatives not designated as hedging instruments		$2,363	$—	$3,000	$—

(1)	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the periods.

NOTE 10.

Commitments and Contingencies

In January 2007, the Environmental Protection Agency, or EPA, notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. The range of cost estimates for the various alternatives set forth in the report to address the contamination at the entire site was from $0.7 million to $8.2 million. In April 2010, we were notified by the EPA that they determined the EE/CA report submitted by us contained deficiencies and that the EPA would complete the EE/CA report for the Avery Landing site and produce the Biological Assessment and Cultural Resources Evaluation reports. The EPA published its draft report on January 26, 2011 for public comment. The EPA’s report focused on a more limited number of remedial alternatives which range in cost from approximately $7.9 million to $10.5 million. The public comment period closed March 11, 2011. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative at an estimated cost of approximately $9.5 million. Currently we are under no legal obligation to implement any remedy selected by the EPA. We believe we have valid defenses available to limit our potential liability for contamination at the site and we will pursue those defenses in either settlement negotiations with the EPA or in litigation to limit our liability. As of June 30, 2011, we have accrued $4.8 million for this matter.

NOTE 11.

Segment Information

The following table summarizes information by business segment for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Segment Revenues
Resource	$34,265	$50,455	$85,817	$95,268
Real Estate	19,018	10,456	31,999	13,903
Wood Products	66,632	77,166	135,104	144,935

	119,915	138,077	252,920	254,106
Elimination of intersegment revenues	(7,545)	(9,099)	(18,317)	(19,710)

Total consolidated revenues	$112,370	$128,978	$234,603	$234,396

Intersegment revenues
Resource	$7,545	$9,099	$18,317	$19,710

Total intersegment revenues	$7,545	$9,099	$18,317	$19,710

Operating Income
Resource	$7,549	$15,026	$21,610	$24,947
Real Estate	11,000	5,117	19,366	7,015
Wood Products	2,758	5,956	5,652	11,184
Eliminations and adjustments	1,981	2,136	2,526	2,573

	23,288	28,235	49,154	45,719
Corporate	(12,140)	(13,042)	(28,727)	(26,135)

Earnings from continuing operations before taxes	$11,148	$15,193	$20,427	$19,584

Depreciation, depletion and amortization
Resource	$2,514	$4,508	$7,332	$9,003
Wood Products	1,997	2,046	3,981	4,170

	4,511	6,554	11,313	13,173
Corporate	647	593	2,511	1,185

Total depreciation, depletion and amortization	$5,158	$7,147	$13,824	$14,358

Basis of real estate sold
Real Estate	$6,958	$4,145	$10,573	$4,713

Total basis of real estate sold	$6,958	$4,145	$10,573	$4,713

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding recognition of compensation costs relating to our performance shares and RSUs, contributions to our qualified pension plans, U.S. housing market and housing starts, North American log exports to China, harvest deferrals, harvest levels, log and lumber prices, business conditions for our business segments, Real Estate segment results, closing of the third phase of the Idaho land sale, and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

OVERVIEW

The operating results of our Resource, Real Estate and Wood Products business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, which is largely dependent on the economy and U.S. housing starts, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions, and other factors. Economic conditions remain difficult. The U.S. housing market remains weak and housing starts are expected to show little to no improvement during the remainder of the year. The business conditions for both our Resource and Wood Products segments continue to be challenging. Counterbalancing lower housing starts is the strong demand from China for North American logs and lumber, which helps support industry fundamentals, and in particular benefits the Northern region of our Resource segment.

Favorable logging conditions in Idaho during the first quarter of 2011 allowed our Resource segment to roll forward some of our planned harvest for the year in order to capture better than anticipated pricing that resulted from increased demand by West Coast customers as more of their traditional log supply was exported to China. However, in the second quarter of 2011, seasonal factors negatively affected our logging operations in Idaho. A late spring breakup delayed the start of logging operations by approximately three to four weeks compared to normal, which resulted in decreased harvest levels for the quarter. We expect to harvest much of this deferred volume during the third quarter. In the South, extremely dry weather conditions in late 2010 resulted in favorable logging conditions which led to relatively high log inventories and less favorable pricing during the first six months of 2011. For this reason, we deferred approximately 0.1 million tons of our planned quarterly sawlog harvest in the South. We expect to move this harvest volume to our Northern region to capture better pricing opportunities. In total, we still expect our 2011 harvest to be approximately 4.2 million tons. In addition, wet weather in the South during the second quarter of 2010, combined with low inventory levels throughout the wood products supply chain, resulted in a sharp increase in prices for both logs and lumber in the second quarter of 2010, leading to unfavorable price comparisons in 2011 compared to 2010. Our Wood Products segment benefitted from relatively strong lumber prices in January and February, but prices were lower for the remainder of the first half of 2011. We expect lumber prices to remain relatively level in the third quarter and modestly decline by the end of the year due to typical seasonal factors. Our Real Estate segment had solid results for the first six months of 2011, completing the first two phases of a non-strategic and rural real estate land sale transaction in Idaho and another non-strategic land sale in Idaho, along with a continued steady flow of other higher and better use, or HBU, and rural real estate sales. Results for our Real Estate segment are expected to remain strong, with continued demand for our non-strategic and rural real estate properties. The final phase of the Idaho land sale is planned to close in the third quarter.

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

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

The following table sets forth period-to-period changes in items included in our Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters ended June 30:

	Quarter Ended June 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)

Revenues	$112,370	$128,978	$(16,608)

Costs and expenses
Cost of goods sold	85,906	97,295	(11,389)
Selling, general and administrative expenses	8,704	9,401	(697)

	94,610	106,696	(12,086)

Earnings from continuing operations before interest and taxes	17,760	22,282	(4,522)
Interest expense, net	(6,612)	(7,089)	(477)

Earnings from continuing operations before taxes	11,148	15,193	(4,045)
Income tax provision	(2,699)	(3,365)	(666)

Earnings from continuing operations	8,449	11,828	(3,379)
Discontinued operations, net of tax	—	(85)	85

Net earnings	$8,449	$11,743	$(3,294)

Revenues – Revenues decreased $16.6 million, or 13%, in the quarter ended June 30, 2011, from the same period in 2010, as a result of decreased revenues from the Resource segment due to seasonal factors and the Wood Products segment due to market conditions, partially offset by two real estate sales in Idaho affecting non-strategic timberland and rural real estate lands. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Cost of goods sold – Cost of goods sold decreased $11.4 million, or 12%, in the quarter ended June 30, 2011 from the same period in 2010, primarily due to lower logging and hauling costs and depletion expense in the Resource segment as a result of decreased harvest levels and decreased log costs in the Wood Products segment from both lower prices and decreased volumes, partially offset by a higher basis of real estate sold in the second quarter of 2011 due to the increased acreage sold.

Selling, general and administrative expenses – Selling, general and administrative expenses decreased $0.7 million, or 7%, in the second quarter of 2011 from the same quarter in 2010, primarily due to lower compensation-related expenses.

Interest expense, net – Net interest expense decreased $0.5 million, or 7%, in the quarter ended June 30, 2011, from the same period in 2010, primarily due to a reduction in interest expense associated with the interest rate swaps entered into in June 2010 and the $5.0 million medium-term note maturity in January 2011.

Income tax provision – We recorded income tax provisions related to our continuing operations of $2.7 million and $3.4 million for the quarters ended June 30, 2011 and 2010, respectively, primarily due to pre-tax income of Potlatch TRS.

Discontinued operations – The results of discontinued operations for the quarter ended June 30, 2010 included amounts associated with the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008.

DISCUSSION OF BUSINESS SEGMENTS

	Quarter Ended June 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)

Segment Revenues
Resource	$34,265	$50,455	$(16,190)
Real Estate	19,018	10,456	8,562
Wood Products	66,632	77,166	(10,534)

Total segment revenues, before eliminations	$119,915	$138,077	$(18,162)

Operating Income
Resource	$7,549	$15,026	$(7,477)
Real Estate	11,000	5,117	5,883
Wood Products	2,758	5,956	(3,198)

Total segment operating income, before eliminations and adjustments, and corporate items	$21,307	$26,099	$(4,792)

Resource Segment – Revenues for the segment decreased $16.2 million, or 32%, during the second quarter of 2011 from the same period in 2010. Lower sales volumes accounted for approximately $11.7 million of the variance, while approximately $3.8 million was due to sales prices. Total harvest volumes decreased 24% in the second quarter of 2011 compared to the same quarter in 2010. The results for the second quarter of 2010 include sales volumes and prices from our Wisconsin and Arkansas properties that were sold in late 2010. In our Northern region, total harvest volumes decreased 35% in the second quarter of 2011 from the same period in 2010. Sawlog sales volumes decreased 34%, primarily due to a late spring breakup period in Idaho that resulted in a later than normal start to logging operations, while sawlog prices increased 3%, primarily due to a general improvement in demand for all sawlog species. Northern pulpwood sales volumes decreased 50% primarily due to the late start of logging operations in Idaho and the inclusion of Wisconsin harvests in the 2010 data. Pulpwood prices increased 8% due to increased customer demand in Idaho and better market conditions in Minnesota. In our Southern region, total harvest volumes decreased 12% in the second quarter of 2011 from the same period in 2010. Sawlog sales volumes decreased 30%, primarily due to the previously mentioned harvest deferral, and prices decreased 14% as a result of the sharp increase in prices that occurred in the second quarter of 2010. Southern pulpwood sales volumes increased 13%, due to thinning operations on our pine plantations, while prices decreased 21% due to the availability of fiber in the region. Expenses for the segment decreased $8.7 million, or 25%, during the second quarter of 2011 from the second quarter of 2010, primarily related to lower logging and hauling costs and depletion expense due to the decreased harvest levels. Operating income for our Resource segment decreased $7.5 million, or 50%, in the second quarter of 2011 from the same period of 2010.

Real Estate Segment – Revenues increased $8.6 million, expenses increased $2.7 million and operating income increased $5.9 million in the second quarter of 2011 compared to the same period in 2010 as a result of an increase in non-strategic timberland acres sold, combined with higher average prices per acre in all land categories. The results for the second quarter of 2011 primarily resulted from the sale of 5,372 acres of non-strategic timberland and rural real estate in the second of a three-phase land sale transaction in Idaho for approximately $8.2 million and another sale in Idaho of 5,469 acres of non-strategic timberland for approximately $6.1 million.

The following table summarizes our real estate sales for the quarters ended June 30:

	2011		2010
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	665	$2,068	1,872	$2,014
Rural real estate	2,118	1,325	3,294	1,097
Non-strategic timberland	11,965	1,240	3,500	877

Total	14,748		8,666

Wood Products – Revenues for the segment decreased $10.5 million, or 14%, in the second quarter of 2011 from the same period in 2010 as a result of both decreased prices and volumes. Lumber prices decreased 11% from the previous year primarily due to a sharp increase in prices that occurred in the second quarter of 2010. Lumber volumes decreased 4% from the previous year due to decreased demand in the second quarter of 2011. Expenses for the segment decreased $7.3 million, or 10%, in the second quarter of 2011 from the same quarter of 2010, primarily as a result of decreased log costs, due to both prices and volumes, and a positive $2.4 million adjustment related to our lumber hedge. The Wood Products segment reported operating income of $2.8 million for the second quarter of 2011 compared to $6.0 million in the same quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth period-to-period changes in items included in our Consolidated Condensed Statements of Operations and Comprehensive Income for the six months ended June 30:

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)

Revenues	$234,603	$234,396	$207

Costs and expenses
Cost of goods sold	179,054	182,789	(3,735)
Selling, general and administrative expenses	20,631	17,846	2,785

	199,685	200,635	(950)

Earnings from continuing operations before interest and taxes	34,918	33,761	1,157
Interest expense, net	(14,491)	(14,177)	314

Earnings from continuing operations before taxes	20,427	19,584	843
Income tax provision	(4,282)	(6,372)	(2,090)

Earnings from continuing operations	16,145	13,212	2,933
Discontinued operations, net of tax	—	(274)	274

Net earnings	$16,145	$12,938	$3,207

Revenues – Revenues increased $0.2 million in the six months ended June 30, 2011, over the same period in 2010, primarily due to three sales of non-strategic timberlands and rural real estate in Idaho, offset by decreased revenues from the Wood Products segment due to market conditions and the Resource segment as a result of seasonal factors. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Cost of goods sold – Cost of goods sold decreased $3.7 million, or 2%, in the six months ended June 30, 2011 from the same period in 2010, primarily due to lower logging and hauling costs and depletion expense as a result of decreased harvest levels and decreased log costs due to both lower prices and decreased volumes, partially offset by a higher basis of real estate sold in the first six months of 2011 due to increased acreage sold.

Selling, general and administrative expenses – Selling, general and administrative expenses increased $2.8 million, or 16%, in the six months ended June 30, 2011, over the same period in 2010, primarily due to higher compensation-related expenses, attributable mainly to our deferred compensation and incentive plans.

Interest expense, net – Net interest expense increased $0.3 million, or 2%, in the six months ended June 30, 2011, over the same period in 2010, primarily due to a $1.2 million non-cash charge for deferred costs related to the reduction in our revolving credit facility, partially offset by a reduction in interest expense associated with the interest rate swaps entered into in June 2010 and the $5.0 million medium-term note maturity in January 2011.

Income tax provision – We recorded income tax provisions related to our continuing operations of $4.3 million and $6.4 million for the six months ended June 30, 2011 and 2010, respectively. The income tax provision in 2011 resulted from pre-tax income of Potlatch TRS. The income tax provision in 2010 resulted from pre-tax income of Potlatch TRS, an adjustment of our deferred taxes associated with our retiree health care liability as a result of health care legislation, and built-in gains taxes on land sales.

Discontinued operations – The results of discontinued operations for the six months ended June 30, 2010 included amounts associated with the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008.

DISCUSSION OF BUSINESS SEGMENTS

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)

Segment Revenues
Resource	$85,817	$95,268	$(9,451)
Real Estate	31,999	13,903	18,096
Wood Products	135,104	144,935	(9,831)

Total segment revenues, before eliminations	$252,920	$254,106	$(1,186)

Operating Income
Resource	$21,610	$24,947	$(3,337)
Real Estate	19,366	7,015	12,351
Wood Products	5,652	11,184	(5,532)

Total segment operating income, before eliminations and adjustments, and corporate items	$46,628	$43,146	$3,482

Resource Segment – Revenues for the segment decreased $9.5 million, or 10%, during the first six months of 2011 from the same period in 2010. Lower sales volumes accounted for approximately $8.1 million of the variance, while approximately $0.5 million was due to sales prices. Total harvest volumes decreased 9% in the first six months of 2011 compared to the same period in 2010. The results for the six months ended June 30, 2010, include sales volumes and prices from our Wisconsin and certain Arkansas properties that were sold in late 2010. In our Northern region, total harvest volumes decreased 13% in the first six months of 2011 from the same period in 2010. Sawlog sales volumes decreased 10%, primarily due to the late start of logging operations in Idaho, while sales prices increased 8%, primarily due to a general improvement in demand for all sawlog species, coupled with a favorable cedar mix in the first quarter of 2011. Northern pulpwood sales volumes decreased 27% in the first six months of 2011 compared to the same period in 2010, primarily due to the late start of logging operations in Idaho and the inclusion of Wisconsin harvests in the 2010 data, while pulpwood sales prices increased 5% due to increased customer demand. In our Southern region, total harvest volumes decreased 4% in the first six months of 2011 from the same period in 2010. Sawlog sales volumes and prices decreased 14% and 7%, respectively, primarily due to fiber availability and reduced demand. Southern pulpwood sales volumes increased 9%, due to thinning operations on our plantations, while prices decreased 16% due to fiber availability. Expenses for the segment decreased $6.1 million, or 9%, during the first six months of 2011 from the same period in 2010, which was primarily related to lower logging and hauling costs and depletion expense due to the decreased harvest levels. Operating income for our Resource segment decreased $3.3 million, or 13%, for the first six months of 2011 from the same period in 2010.

Real Estate Segment – Revenues increased $18.1 million, expenses increased $5.7 million and operating income increased $12.4 million in the first six months of 2011 compared to the same period in 2010, primarily due to three non-strategic timberland and rural real estate sales in Idaho that totaled 16,748 acres. The product type sale prices per acre were relatively consistent between the six months ended June 30, 2011 and 2010, with the exception of the aforementioned non-strategic timberland and rural real estate sales.

The following table summarizes our real estate sales for the six months ended June 30:

	2011		2010
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	1,160	$1,997	2,064	$2,004
Rural real estate	4,631	1,262	5,729	1,169
Non-strategic timberland	18,247	1,307	3,500	877

Total	24,038		11,293

Wood Products – Revenues for the segment decreased $9.8 million, or 7%, in the six months ended June 30, 2011 from the same period in 2010. Lumber sales prices decreased 5% in the first half of 2011 from the same period in 2010 primarily due to a sharp increase in prices that occurred in the second quarter of 2010. Sales volumes decreased 3% as a result of decreased demand in the first six months of 2011. Expenses for the segment decreased $4.3 million, or 3%, in the first six months of 2011 from the same period in 2010, primarily as a result of decreased log costs due to both prices and volumes. Also included in the 2011 results is a positive $3.0 million adjustment related to our lumber hedge. The Wood Products segment reported operating income of $5.7 million for the first six months of 2011 compared to $11.2 million in the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, our financial position included long-term debt of $364.4 million, including current installments on long-term debt, compared to $368.5 million at December 31, 2010. Stockholders’ equity for the first six months of 2011 decreased $21.3 million primarily due to our regular quarterly cash distributions to common stockholders totaling $41.0 million, partially offset by net earnings of $16.1 million. The ratio of long-term debt to stockholders’ equity was 2.0 to 1 at June 30, 2011, compared to 1.8 to 1 at December 31, 2010.

Working capital totaled $57.9 million at June 30, 2011, a decrease of $37.9 million from the December 31, 2010 balance of $95.8 million. The significant changes in the components of working capital are as follows:

•

The current portion of long-term debt increased $16.6 million due to the scheduled maturity of $21.6 million of long-term debt in the first half of 2012, partially offset by the maturity of $5.0 million of medium-term notes in January 2011.

•

Cash and short-term investments decreased $15.7 million primarily due to the payment of the regular quarterly cash distributions to common stockholders totaling $41.0 million and the contribution of $9.4 million to our qualified pension plans, partially offset by earnings from real estate sales and other operating activities.

•	Other current assets decreased $3.1 million primarily due to a decrease in the basis of real estate held for sale as a result of land sales during the first six months of 2011.

•

Inventories decreased $2.9 million, primarily due to seasonality. Log inventories decreased $5.3 million as our wood products manufacturing facilities used their log inventories when weather conditions limited access to timberlands for logging. This was partially offset by a $2.1 million increase in lumber and other manufactured wood products inventories in order to prepare for home building and repair and remodeling activities that tend to increase going into the second half of the year.

Cash Flows Summary

The following table presents information regarding our cash flows for the six months ended June 30:

(Dollars in thousands)	2011	2010
Cash flows from continuing operations
Net cash provided by operations	$38,171	$32,393
Net cash provided by investing	9,669	15,032
Net cash used for financing	(46,065)	(42,705)

Cash flows provided by continuing operations	1,775	4,720
Cash flows used for discontinued operations	—	(594)

Increase in cash	1,775	4,126
Cash at beginning of period	5,593	1,532

Cash at end of period	$7,368	$5,658

Net cash provided by operating activities from continuing operations for the first six months of 2011 totaled $38.2 million, compared to $32.4 million for the same period in 2010. The increase was due to higher operating earnings and cash from working capital changes, partially offset by the $9.4 million contribution to our qualified pension plans in the first six months of 2011.

Net cash provided by investing activities from continuing operations totaled $9.7 million and $15.0 million for the six months ended June 30, 2011 and 2010, respectively. In the first six months of 2011, a $17.5 million decrease in short-term investments was partially offset by $7.1 million of capital expenditures. In the first six months of 2010, an $18.9 million decrease in short-term investments and $3.1 million of proceeds from the disposition of property, plant and equipment was partially offset by $5.9 million of capital expenditures. Capital expenditures in both periods were primarily for reforestation activities and routine general replacement projects for our wood products manufacturing facilities.

Net cash used for financing activities from continuing operations totaled $46.1 million and $42.7 million for the six months ended June 30, 2011 and 2010, respectively. Net cash used for financing activities in the first six months of 2011 was primarily for payment of our regular quarterly cash distributions to common stockholders of $41.0 million and a debt maturity of $5.0 million. Net cash used for financing activities in the first six months of 2010 was primarily for payment of our regular quarterly cash distributions to common stockholders of $40.8 million.

Pursuant to an amendment effective February 4, 2011, we reduced the available borrowing capacity under our bank credit facility from $250 million to $150 million. As of June 30, 2011, there were no borrowings outstanding under the revolving line of credit, and approximately $2.3 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at June 30, 2011 was $147.7 million. Effective June 28, 2011, we reduced the amount of timberlands securing our bank credit facility from 640,900 acres to 351,900 acres, primarily due to the decrease in our bank credit facility from $250 million to $150 million.

The following table sets forth the most restrictive covenants in the bank credit facility and our status with respect to these covenants as of June 30, 2011:

	Covenant Requirement	Actual Ratio at June 30, 2011

Minimum Interest Coverage Ratio	2.75 to 1.00 *	5.58 to 1.00
Minimum Collateral Coverage Ratio	3.00 to 1.00	3.27 to 1.00
Maximum Funded Indebtedness to Capitalization Ratio	70.0%	55.4%

*	Commencing October 1, 2011, the Minimum Interest Coverage Ratio will increase to 3.00 to 1.00.

Our senior notes contain covenants that limit certain of our abilities, such as the payment of dividends and repurchase of our capital stock, unless certain financial conditions are met. Our cumulative Funds Available for Distribution, or FAD, as defined in the covenant, less our dividends paid was $30.5 million at June 30, 2011. The remaining balance available for the payment of future dividends pursuant to the covenant was $90.1 million at June 30, 2011.

On July 22, 2011, Moody’s upgraded our rating outlook to positive from stable, and affirmed our corporate and debt ratings of Ba1.

Contractual Obligations

There have been no material changes to our contractual obligations in the six months ended June 30, 2011 outside the ordinary course of business.

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

ITEM 4.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control Over Financial Reporting

In the six months ended June 30, 2011, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Part II

ITEM 1.

Legal Proceedings

Other than the potentially material environmental proceedings described in Note 10 to the consolidated condensed financial statements included in this report, we believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.

Risk Factors

There have been no material changes in the risk factors previously disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6.

Exhibits

The exhibit index is located on page 23 of this Form 10-Q.

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
Terry L. Carter
Controller and Treasurer
(Duly Authorized; Principal Accounting Officer)

Date: August 1, 2011

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10.1)(a)	Partial Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 526335 in the records of Latah County, Idaho).

(10.1)(b)	Full Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 117552 in the records of Adams County, Idaho).

(10.1)(c)	Full Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 221601 in the records of Boise County, Idaho).

(10.1)(d)	Full Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 337167 in the records of Valley County, Idaho).

(10.1)(e)	Full Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 464537 in the records of Idaho County, Idaho).

(10.1)(f)	Partial Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 210366 in the records of Clearwater County, Idaho).

(10.1)(g)	Partial Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 252716 in the records of Benewah County, Idaho).

(10.1)(h)	Partial Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 449098 in the records of Shoshone County, Idaho).

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101	The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2011, filed on July 29, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters and six months ended June 30, 2011 and 2010, (ii) the Consolidated Condensed Balance Sheets at June 30, 2011 and December 31, 2010, (iii) the Consolidated Condensed Statements of Cash Flows for the quarters and six months ended June 30, 2011 and 2010, and (iv) the Notes to Consolidated Condensed Financial Statements.

*	Incorporated by reference