Form 10-Q
period 2011-09-30
POTLATCH CORP
filed 2011-10-28
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission File Number 1-32729

_____________________________________________________________
 POTLATCH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	82-0156045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West First Avenue, Suite 1600
Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)
(509) 835-1500
(Registrant’s telephone number, including area code)
_____________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of October 20, 2011 was 40,187,407.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.
Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Statements of Operations and Comprehensive Income
Unaudited (Dollars in thousands, except per-share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$152,891	$158,877	$387,494	$393,273
Costs and expenses:
Cost of goods sold	108,420	122,205	287,473	304,994
Selling, general and administrative expenses	7,837	10,062	28,469	27,908
Asset impairment charge	1,180	—	1,180	—
	117,437	132,267	317,122	332,902
Earnings from continuing operations before interest and taxes	35,454	26,610	70,372	60,371
Interest expense, net	(6,632)	(6,858)	(21,123)	(21,035)
Earnings from continuing operations before taxes	28,822	19,752	49,249	39,336
Income tax provision	(3,223)	(1,588)	(7,505)	(7,960)
Earnings from continuing operations	25,599	18,164	41,744	31,376
Discontinued operations, net of tax	—	(84)	—	(358)
Net earnings	$25,599	$18,080	$41,744	$31,018
Other comprehensive income, net of tax	919	657	2,759	7,732
Comprehensive income	$26,518	$18,737	$44,503	$38,750

Earnings per common share from continuing operations:
Basic	$0.64	$0.45	$1.04	$0.79
Diluted	0.63	0.45	1.03	0.78
Loss per common share from discontinued operations:
Basic	$—	$—	$—	$(0.01)
Diluted	—	—	—	(0.01)
Net earnings per common share:
Basic	$0.64	$0.45	$1.04	$0.78
Diluted	0.63	0.45	1.03	0.77
Distributions per common share	$0.51	$0.51	$1.53	$1.53
Average shares outstanding (in thousands):
Basic	40,187	40,000	40,147	39,954
Diluted	40,380	40,234	40,360	40,194
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Balance Sheets
Unaudited (Dollars in thousands, except per-share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$6,217	$5,593
Short-term investments	74,690	85,249
Receivables, net	26,880	21,278
Inventories	26,369	24,375
Other assets	24,335	25,299
Total current assets	158,491	161,794
Property, plant and equipment, net	61,260	67,174
Timber and timberlands, net	463,850	475,578
Deferred tax assets	39,784	49,054
Other assets	29,224	28,111
	$752,609	$781,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$21,661	$5,011
Accounts payable and accrued liabilities	64,194	61,021
Total current liabilities	85,855	66,032
Long-term debt	344,676	363,485
Liability for pensions and other postretirement employee benefits	113,608	129,124
Other long-term obligations	18,222	18,631
Stockholders’ equity	190,248	204,439
	$752,609	$781,711
Stockholders’ equity per common share	$4.73	$5.11
Working capital	$72,636	$95,762
Current ratio	1.8	2.5
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$41,744	$31,018
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Depreciation, depletion and amortization	22,916	23,857
Basis of real estate sold	10,053	25,492
Change in deferred taxes	7,506	8,801
Loss (gain) on disposition of property, plant and equipment	(106)	1,102
Employee benefit plans	(1,589)	(4,326)
Equity-based compensation expense	3,144	2,844
Asset impairment	1,180	—
Loss from discontinued operations	—	358
Proceeds from sales deposited with a like-kind exchange intermediary	—	(260)
Funding of qualified pension plans	(9,400)	—
Working capital changes	(3,342)	(4,876)
Net cash provided by operating activities from continuing operations	72,106	84,010
CASH FLOWS FROM INVESTING
Decrease (increase) in short-term investments	10,559	(12,160)
Additions to property, plant and equipment	(4,163)	(3,384)
Additions to timber and timberlands	(7,915)	(7,274)
Proceeds from disposition of property, plant and equipment	185	3,110
Other, net	(1,564)	(1,670)
Net cash used for investing activities from continuing operations	(2,898)	(21,378)
CASH FLOWS FROM FINANCING
Distributions to common stockholders	(61,458)	(61,161)
Payments on long-term debt	(5,011)	(10)
Issuance of common stock	1,230	1,664
Change in book overdrafts	(1,377)	3,778
Deferred financing costs	(343)	(194)
Employee tax withholdings on equity-based compensation	(1,610)	(2,075)
Other, net	(15)	83
Net cash used for financing activities from continuing operations	(68,584)	(57,915)
Cash flows provided by continuing operations	624	4,717
Cash flows used for discontinued operations	—	(867)
Increase in cash	624	3,850
Cash at beginning of period	5,593	1,532
Cash at end of period	$6,217	$5,382
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net of amount capitalized	$13,974	$14,405
Income taxes, net	(5,977)	1,434
Non-cash investing activity:
Additions to timber and timberlands	341	—
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
The accompanying Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters and nine months ended September 30, 2011 and 2010, the Consolidated Condensed Balance Sheets at September 30, 2011 and December 31, 2010, and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.
In September 2011, we recorded a pre-tax asset impairment charge of $1.2 million to reflect the markdown to fair value of a building that was listed for sale. In the third quarter of 2011, we recorded an adjustment to the cost basis of land sales that occurred in the first and second quarters of 2011 resulting in an increase in third quarter earnings from continuing operations and net earnings of $3.2 million pre-tax and $2.4 million after-tax, respectively. The adjustment had no effect on revenues or cash flows. In March 2010, we sold our Idaho particleboard manufacturing facility’s buildings and equipment. As a result of the sale, we recorded pre-tax charges totaling $0.4 million, primarily related to severance benefits. All other adjustments were of a normal recurring nature.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 23, 2011.

NOTE 2.
Recent Accounting Pronouncements
We did not adopt any new accounting standards during the nine months ended September 30, 2011. We reviewed all new accounting standards issued in the period and concluded that they did not have a material effect on our business.

NOTE 3.
Income Taxes
As a real estate investment trust, or REIT, if we meet certain requirements, we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our shareholders. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) with respect to the REIT's sale of any real property owned at such date within the first ten years following our conversion to a REIT, except for sales occurring in 2011. The Small Business Jobs Act of 2010 modifies the built-in gains provisions to exempt sales of real properties by a REIT in 2011, if five years of the recognition period has elapsed before January 1, 2011. If applicable, the built-in gains tax is eliminated or deferred if sale proceeds are reinvested in like-kind property in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sale agreement or timber deed.
For the quarters ended September 30, 2011 and 2010, we recorded income tax provisions related to our taxable REIT subsidiary, or Potlatch TRS, of $3.2 million and $1.6 million, respectively, due to pre-tax income. For the nine months ended September 30, 2011 and 2010, we recorded income tax provisions related to Potlatch TRS of $7.5 million and $5.1 million, respectively, due to pre-tax income.
For the nine months ended September 30, 2011 and 2010, we recorded income tax expense of $0 and $0.4 million, respectively, related to the sale of REIT properties that were not deferred in accordance with the like-kind exchange provisions of the Internal Revenue Code.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Reconciliation Act of 2010 included a change in the deductibility of drug expenses reimbursed under the Medicare Part D retiree drug subsidy program beginning after 2012. As a result of this legislation, deferred taxes associated with our retiree health care liabilities based on prior law were required to be adjusted, resulting in a $3.0 million net charge to earnings in the first three months of 2010. During the nine months ended September 30, 2010, we recorded an income tax benefit related to continuing operations of Potlatch TRS of $0.3 million attributable to the Part D reimbursements received during the period that were non-taxable.

We reviewed our tax positions at September 30, 2011 and determined that no uncertain tax positions were taken during the first nine months of 2011, and that no new information was available that would require derecognition of previously taken positions.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the quarters and nine months ended September 30, 2011 and 2010, we recognized a net benefit of less than $0.1 million related to interest and penalties in our tax provision. At September 30, 2011 and December 31, 2010, we had less than $0.1 million accrued for the payment of interest. At September 30, 2011 and December 31, 2010, we had $0 and $0.8 million, respectively, accrued as a receivable for interest with respect to open tax refunds.

NOTE 4.
Earnings per Common Share
The following table reconciles the number of common shares used in calculating the basic and diluted earnings per share from continuing operations for the quarters and nine months ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per-share amounts)	2011	2010	2011	2010
Earnings from continuing operations	$25,599	$18,164	$41,744	$31,376

Basic average common shares outstanding	40,187,334	40,000,396	40,147,133	39,954,008
Incremental shares due to:
Common stock options	44,147	95,335	54,048	95,595
Performance shares	120,182	108,097	129,691	115,739
Restricted stock units	28,639	30,035	29,005	29,128
Diluted average common shares outstanding	40,380,302	40,233,863	40,359,877	40,194,470

Basic earnings per common share from continuing operations	$0.64	$0.45	$1.04	$0.79
Diluted earnings per common share from continuing operations	$0.63	$0.45	$1.03	$0.78

Anti-dilutive shares excluded from the calculation:
Performance shares	77,767	81,162	77,767	81,162
Restricted stock units	—	750	2,700	4,550
Total anti-dilutive shares excluded from the calculation	77,767	81,912	80,467	85,712

NOTE 5.
Equity-Based Compensation
As of September 30, 2011, we had three stock incentive plans under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding, with approximately 451,000 shares authorized for future use under the 2005 Stock Incentive Plan.

The following table details our compensation expense for the quarters and nine months ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Employee equity-based compensation expense:
Performance shares	$942	$832	$2,707	$2,393
Restricted stock units	155	149	437	451
Total employee equity-based compensation expense	$1,097	$981	$3,144	$2,844
Related net income tax benefit	$—	$—	$—	$—

Director deferred compensation expense (income)	$(373)	$(12)	$484	$917

For the nine months ended September 30, 2011 and 2010, there were no realized tax benefits related to the excess of the deductible amount over the compensation cost recognized in the Consolidated Condensed Statements of Cash Flows.
STOCK OPTIONS
The following table summarizes outstanding stock options as of September 30, 2011, and changes during the nine months ended September 30, 2011:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	222,130	$21.64
Shares exercised	(65,382)	18.81	$1,316
Shares canceled or expired	—	—
Outstanding and exercisable at September 30	156,748	22.82	1,363

There were no unvested stock options outstanding during the nine months ended September 30, 2011. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2010 was $1.2 million.
The following table summarizes outstanding stock options as of September 30, 2011:

	Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding	Weighted Avg. Remaining Contractual Life		Weighted Avg. Exercise Price
$13.8594 to $16.6452	47,908	0.93	years	$14.89
$19.2569	42,995	2.17	years	19.26
$30.9204	65,845	3.17	years	30.92
$13.8594 to $30.9204	156,748	2.21	years	22.82

Cash received from stock option exercises for the nine months ended September 30, 2011 and 2010 was $1.2 million and $1.7 million, respectively. No actual tax benefits were realized for tax deductions from option exercises for the nine months ended September 30, 2011 and 2010.

PERFORMANCE SHARES
The following table presents the key inputs used in the Monte Carlo simulation method to calculate the fair value of the performance share awards in 2011 and 2010, and the resulting fair values:

	2011	2010
Shares granted	77,767	81,162
Stock price as of valuation date	$39.10	$31.88
Risk-free rate	1.26%	1.29%
Fair value of a performance share	$55.84	$45.30

The following table summarizes outstanding performance share awards as of September 30, 2011, and changes during the nine months ended September 30, 2011:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	184,601	$38.45
Granted	77,767	55.84
Forfeited	(3,814)	42.77
Unvested shares outstanding at September 30	258,554	43.62	$7,923

As of September 30, 2011, there was $5.0 million of unrecognized compensation cost related to non-vested performance share awards, which is expected to be recognized over a weighted average period of 1.2 years.

RESTRICTED STOCK UNITS
The following table summarizes outstanding RSU awards as of September 30, 2011, and changes during the nine months ended September 30, 2011:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	41,715	$29.37
Granted	18,053	38.57
Vested	(1,404)	39.17
Forfeited	(1,619)	32.00
Unvested shares outstanding at September 30	56,745	31.98	$1,789

For RSU awards granted during the period, the fair value of each share was determined on the date of grant using the grant date market price. The total fair value of RSU awards vested during the nine months ended September 30, 2011 was less than $0.1 million.
As of September 30, 2011, there was $0.8 million of total unrecognized compensation cost related to non-vested RSU awards, which is expected to be recognized over a weighted average period of 1.3 years.

NOTE 6.
Detail of Certain Balance Sheet Accounts
The following tables detail certain accounts as of the balance sheet dates:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Inventories:
Lumber and other manufactured wood products	$12,534	$13,115
Logs	9,732	7,619
Material and supplies	4,103	3,641
	$26,369	$24,375
Current Other Assets:
Deferred tax assets	$13,346	$13,346
Basis of real estate held for sale	6,667	9,268
Assets held for sale	1,700	—
Prepaid expenses	1,356	1,118
Deferred charges	1,266	1,567
	$24,335	$25,299
Noncurrent Other Assets:
Noncurrent investments	$21,989	$21,292
Deferred charges	4,749	6,277
Other	2,486	542
	$29,224	$28,111

NOTE 7.
Pension Plans and Other Postretirement Employee Benefits
The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits, or OPEB, for the quarters and nine months ended September 30:

Quarters ended September 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$1,114	$1,158	$112	$104
Interest cost	5,331	5,412	871	993
Expected return on plan assets	(7,951)	(8,283)	—	—
Amortization of prior service cost (credit)	171	203	(2,134)	(2,143)
Amortization of actuarial loss	2,479	2,043	992	1,158
Net periodic cost (benefit)	$1,144	$533	$(159)	$112

Nine months ended September 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$3,342	$3,474	$335	$312
Interest cost	15,994	16,237	2,614	2,979
Expected return on plan assets	(23,853)	(24,850)	—	—
Amortization of prior service cost (credit)	513	609	(6,402)	(6,429)
Amortization of actuarial loss	7,437	6,130	2,975	3,474
Curtailment loss (gain)	—	64	—	(320)
Net periodic cost (benefit)	$3,433	$1,664	$(478)	$16

During the first quarter of 2011, we made contributions of $5.0 million to our qualified salaried pension plan and $4.4 million to our qualified non-represented pension plan, with $5.8 million being discretionary funding. We do not anticipate additional contributions to any of our qualified pension plans in 2011. During the nine months ended September 30, 2011, we made contributions of $1.3 million to our non-qualified supplemental pension plan.

NOTE 8.
Comprehensive Income
The following table details the components of comprehensive income for the quarters and nine months ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net earnings	$25,599	$18,080	$41,744	$31,018
Other comprehensive income (loss), net of tax
Defined benefit pension plans and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(765), $(757), $(2,297) and $(2,270)	(1,198)	(1,183)	(3,592)	(3,550)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,354, $1,248, $4,061 and $3,746	2,117	1,953	6,351	5,858
Curtailment gain, net of tax of $0, $0, $0 and $(100)	—	—	—	(156)
Recognition of deferred taxes related to actuarial gain on OPEB obligations	—	(113)	—	5,580
Other comprehensive income, net of tax	919	657	2,759	7,732
Comprehensive income	$26,518	$18,737	$44,503	$38,750

Other comprehensive income, net of tax, related to:
Defined benefit pension plans	$1,616	$1,370	$4,849	$4,149
OPEB obligations	(697)	(713)	(2,090)	3,583
Other comprehensive income, net of tax	$919	$657	$2,759	$7,732

NOTE 9.
Financial Instruments
The following table presents the estimated fair values of our financial instruments as of the balance sheet dates:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments (Level 1)	$80,907	$80,907	$91,183	$91,183
Net derivative asset (liability) related to interest rate swaps (Level 2)	2,415	2,415	(216)	(216)
Derivative asset (liability) related to lumber hedge (Level 2)	1,747	1,747	(2,876)	(2,876)
Long-term debt, including current installments on long-term debt (including fair value adjustments related to fair value hedges) (Level 2)	366,337	367,356	368,496	369,351
FAIR VALUE HEDGES OF INTEREST RATE RISK
As of September 30, 2011, we had eight separate interest rate swap agreements with notional amounts totaling $63.25 million, associated with our $22.5 million debentures and $40.75 million of our medium-term notes. The swaps convert interest payments with fixed rates between 6.95% and 8.89% to variable rates of three-month LIBOR plus spreads between 4.738% and 7.805%. The interest rate swaps terminate at various dates between January 2012 and February 2018.
As of September 30, 2011, we had a derivative asset within non-current other assets of $2.4 million, resulting in a cumulative net increase to the carrying amount of our debt of $2.4 million recorded on our Consolidated Condensed Balance Sheets.
For the quarter ended September 30, 2011 and 2010, we recognized a total of $1.9 million and $1.7 million, respectively, of net gains recorded in interest expense due to changes in fair value of the derivatives, which was offset by a cumulative net decrease to the carrying amount of debt of $1.9 million and $1.7 million, respectively. For the nine months ended September 30, 2011 and 2010 we recognized a total of $2.6 million and $1.5 million, respectively, of net gains recorded in interest expense due to changes in fair value of the derivatives, which was offset by a cumulative net decrease to the carrying amount of debt of $2.6 million and $1.5 million, respectively. Consequently, no net unrealized gain or loss was recognized in income for the quarter or nine months ended September 30, 2011. For the quarter ended September 30, 2011 and 2010, we recognized a net gain, resulting in a reduction in interest expense, of $0.3 million and $0.2 million, respectively, which includes realized net gains and losses from net cash settlements and interest accruals on the derivatives. For the nine months ended September 30, 2011 and 2010, we recognized a net gain, resulting in a reduction in interest expense, of $0.8 million and $0.2 million, respectively, which includes realized net gains and losses from net cash settlements and interest accruals on the derivatives. We recognized no hedge ineffectiveness during the quarter or nine months ended September 30, 2011 and 2010.
NON-DESIGNATED LUMBER HEDGE
In September 2011, we entered into a commodity swap contract for 31,200 mbf of southern yellow pine with an effective date of November 1, 2011 and a termination date of February 29, 2012. Under the contract, 7,800 mbf cash settles each month. On October 13, 2010, we entered into a commodity swap contract for 33,000 mbf (thousand board feet) of eastern spruce/pine with an effective date of April 1, 2011 and a termination date of September 30, 2011. Under the contract, 5,500 mbf cash settled each month. During the quarter ended September 30, 2011, the three monthly cash settlements resulted in a cash receipt of $0.3 million. Realized gains of $0.3 million and $0.6 million were recognized in the quarter and nine months ended September 30, 2011, respectively, as a reduction of cost of goods sold. In February 2011, the remaining 7,150 mbf of southern yellow pine from our commodity swap contract entered into on October 18, 2010 cash settled, resulting in a cash payment of $0.2 million. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net earnings. As such, unrealized gains of $1.7 million and $4.4 million were recognized in the quarter and nine months ended September 30, 2011, respectively.

The following table presents the fair values of derivative instruments as of the balance sheet dates:

(Dollars in thousands)	Balance Sheet Location	September 30, 2011	December 31, 2010
Fair Value of Derivative Assets:
Derivatives designated as hedging instruments:
Interest rate contracts	Other non-current assets	$2,415	$62
Total derivatives designated as hedging instruments		$2,415	$62
Derivatives not designated as hedging instruments:
Lumber contracts	Receivables, net	$1,747	$—
Total derivatives not designated as hedging instruments		$1,747	$—
Fair Value of Derivative Liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	Other long-term obligations	$—	$278
Total derivatives designated as hedging instruments		$—	$278
Derivatives not designated as hedging instruments:
Lumber contracts	Accrued liabilities	$—	$2,876
Total derivatives not designated as hedging instruments		$—	$2,876

The following table details the effect of derivatives on the Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters and nine months ended September 30, 2011 and 2010:

	Location of Gain Recognized in Income	Gain Recognized in Income
		Quarter Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2011	2010	2011	2010
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on hedging instrument(1)	Interest expense	$255	$226	$791	$226
Net gain recognized in income from fair value hedges		$255	$226	$791	$226
Derivatives not designated as hedging instruments:
Lumber contracts
Unrealized gain on derivative	Cost of goods sold	$1,650	$—	$4,401	$—
Realized gain on derivative	Cost of goods sold	304	—	553	—
Net gain recognized in income from derivatives not designated as hedging instruments		$1,954	$—	$4,954	$—

(1)	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the periods.

NOTE 10.
Commitments and Contingencies
In January 2007, the Environmental Protection Agency, or EPA, notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. The range of cost estimates for the various alternatives set forth in the report to address the contamination at the entire site was from $0.7 million to $8.2 million. In April 2010, we were notified by the EPA that they determined the EE/CA report submitted by us contained deficiencies and that the EPA would complete the EE/CA report for the Avery Landing site and produce the Biological Assessment and Cultural Resources Evaluation reports. The EPA published its draft report on January 26, 2011 for public comment. The EPA’s report focused on a more limited number of remedial alternatives which range in cost from approximately $7.9 million to $10.5 million. The public comment period closed March 11, 2011. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative at an estimated cost of approximately $9.5 million. Currently we are under no legal obligation to implement any remedy selected by the EPA. We believe we have valid defenses available to limit our potential liability for contamination at the site and we will pursue those defenses in either settlement negotiations with the EPA or in litigation to limit our liability. As of September 30, 2011, we have accrued $4.8 million for this matter.

NOTE 11.
Segment Information
The following table summarizes information by business segment for the quarters and nine months ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Segment Revenues
Resource	$86,770	$77,448	$172,587	$172,716
Real Estate	14,809	32,254	46,808	46,157
Wood Products	69,239	64,897	204,343	209,832
	170,818	174,599	423,738	428,705
Elimination of intersegment revenues - Resource	(17,927)	(15,722)	(36,244)	(35,432)
Total consolidated revenues	$152,891	$158,877	$387,494	$393,273

Operating Income
Resource	$25,598	$24,336	$47,208	$49,283
Real Estate	9,929	9,788	29,295	16,803
Wood Products	2,896	(608)	8,548	10,576
Eliminations and adjustments	1,634	(895)	4,160	1,678
	40,057	32,621	89,211	78,340
Corporate	(11,235)	(12,869)	(39,962)	(39,004)
Earnings from continuing operations before taxes	$28,822	$19,752	$49,249	$39,336

Depreciation, depletion and amortization
Resource	$6,519	$6,886	$13,851	$15,889
Real Estate*	21	—	21	—
Wood Products	1,925	2,018	5,906	6,188
	8,465	8,904	19,778	22,077
Corporate	627	595	3,138	1,780
Total depreciation, depletion and amortization	$9,092	$9,499	$22,916	$23,857

Basis of real estate sold
Real Estate	$2,714	$20,779	$13,287	$25,492
Eliminations and adjustments**	(3,234)	—	(3,234)	—
Total basis of real estate sold	$(520)	$20,779	$10,053	$25,492

* Excludes $1.2 million asset impairment charge.
** See Note 1 to the consolidated condensed financial statements for additional information.

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding recognition of compensation costs relating to our performance shares and RSUs, contributions to our qualified pension plans, U.S. housing market and housing starts, North American log exports to China, harvest deferrals, harvest levels, log and lumber prices, seasonal conditions, business conditions for our business segments, Resource segment results, Wood Products segment results, Real Estate segment results, and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Favorable logging conditions in Idaho during the first quarter of 2011 allowed our Resource segment to roll forward some of our planned harvest for the year in order to capture better than anticipated pricing that resulted from increased demand by West Coast customers as more of their traditional log supply was exported to China. However, in the second quarter of 2011, seasonal factors negatively affected our logging operations in Idaho. A late spring breakup delayed the start of logging operations by approximately three to four weeks compared to normal, which resulted in decreased harvest levels for the second quarter. However, we were able to harvest this deferred volume during the third quarter. In the South, extremely dry weather conditions in late 2010, that continued into 2011, resulted in favorable logging conditions which led to relatively high log inventories and less favorable pricing during the first nine months of 2011. For this reason, we deferred approximately 0.1 million tons of our planned quarterly sawlog harvest in the South during the second quarter. We were able to move this harvest volume to our Northern region during the third quarter to capture better pricing opportunities. In total, we expect our 2011 harvest to be approximately 4.1 million tons. In addition, wet weather in the South during the second quarter of 2010, combined with low inventory levels throughout the wood products supply chain, resulted in a sharp increase in prices for both logs and lumber in the second quarter of 2010, leading to unfavorable price comparisons in 2011 compared to 2010. Our Wood Products segment benefited from relatively strong lumber prices in January and February, but prices were lower through the remainder of the first nine months of 2011. Our Real Estate segment had solid results for the first nine months of 2011, completing three phases of a non-strategic and rural real estate land sale transaction in Idaho and another non-strategic land sale in Idaho, along with a continued steady flow of other higher and better use, or HBU, and rural real estate sales.
Estimates for improvements in housing starts, the primary driver for our industry, continue to be pushed out further into the future. We expect a decrease in our Resource segment income in the fourth quarter, primarily due to seasonal factors in our Northern region and lower sawlog prices in our Southern region as a large customer in Arkansas recently idled its mill. We expect lumber prices to modestly decline during the fourth quarter due to typical seasonal factors. Consequently, our Wood Products segment will likely record a slight operating loss in the fourth quarter, though it is expected to be cash flow positive for the period. Results for our Real Estate segment are expected to remain steady, with continued demand for our non-strategic and rural real estate properties, although we expect to experience a seasonal drop in demand during the winter months.

RESULTS OF OPERATIONS
We are a real estate investment trust, or REIT, with approximately 1.45 million acres of timberlands in Arkansas, Idaho and Minnesota. Through wholly owned taxable subsidiaries, which we refer to in this report as Potlatch TRS, we operate a real estate sales and development business and five manufacturing facilities that produce lumber and plywood.
Our business is organized into three reporting segments: Resource; Real Estate; and Wood Products. Sales between segments are recorded as intersegment revenues based on prevailing market prices. Because our Resource segment supplies our Wood Products segment with a portion of its wood fiber needs, intersegment revenues can represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.
In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” section below, segment revenues are presented before elimination of intersegment revenues.
Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010
The following table sets forth period-to-period changes in items included in our Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters ended September 30:

	Quarter Ended
	September 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)
Revenues	$152,891	$158,877	$(5,986)
Costs and expenses
Cost of goods sold	108,420	122,205	(13,785)
Selling, general and administrative expenses	7,837	10,062	(2,225)
Asset impairment charge	1,180	—	1,180
	117,437	132,267	(14,830)
Earnings from continuing operations before interest and taxes	35,454	26,610	8,844
Interest expense, net	(6,632)	(6,858)	(226)
Earnings from continuing operations before taxes	28,822	19,752	9,070
Income tax provision	(3,223)	(1,588)	1,635
Earnings from continuing operations	25,599	18,164	7,435
Discontinued operations, net of tax	—	(84)	(84)
Net earnings	$25,599	$18,080	$7,519

Revenues – Revenues decreased $6.0 million, or 4%, in the quarter ended September 30, 2011 from the same period in 2010, as a result of decreased revenues from the Real Estate segment, primarily due to a large sale of non-strategic timberland in Wisconsin and Arkansas in 2010, partially offset by increased revenues due to seasonal factors that affected our Resource segment and increased sales by our Wood Products segment. A more detailed discussion of revenues follows in “Discussion of Business Segments.”
Cost of goods sold – Cost of goods sold decreased $13.8 million, or 11%, in the quarter ended September 30, 2011 from the same period in 2010, primarily due to a lower basis of real estate sold in the third quarter of 2011 as a result of decreased acreage sold in the current period, partially offset by increased logging and hauling costs and depletion expense in the Resource segment as a result of increased harvest levels and increased log and freight costs in the Wood Products segment.
Selling, general and administrative expenses – Selling, general and administrative expenses decreased $2.2 million, or 22%, in the third quarter of 2011 from the same quarter in 2010, primarily due to lower compensation-related expenses.

Asset impairment charge – We recorded a $1.2 million asset impairment charge to reflect the markdown to fair value of a building that was listed for sale during the quarter.
Interest expense, net – Net interest expense decreased $0.2 million, or 3%, in the quarter ended September 30, 2011, from the same period in 2010, primarily due to a reduction in interest expense associated with the interest rate swaps entered into in June 2010 and the $5.0 million medium-term note maturity in January 2011.
Income tax provision – We recorded income tax provisions related to our continuing operations of $3.2 million and $1.6 million for the quarters ended September 30, 2011 and 2010, respectively, primarily due to pre-tax income of Potlatch TRS.
Discontinued operations – The results of discontinued operations for the quarter ended September 30, 2010 included amounts associated with the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008.

DISCUSSION OF BUSINESS SEGMENTS

	Quarter Ended
	September 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)
Segment Revenues
Resource	$86,770	$77,448	$9,322
Real Estate	14,809	32,254	(17,445)
Wood Products	69,239	64,897	4,342
Total segment revenues, before eliminations	$170,818	$174,599	$(3,781)

Segment Operating Income
Resource	$25,598	$24,336	$1,262
Real Estate	9,929	9,788	141
Wood Products	2,896	(608)	3,504
Total segment operating income, before eliminations and adjustments, and corporate items	$38,423	$33,516	$4,907

Resource Segment – Revenues for the segment increased $9.3 million, or 12%, during the third quarter of 2011 over the same period in 2010. Higher volumes and prices accounted for approximately $8.0 million and $2.2 million, respectively, of the variance, while a decrease in other revenues had a negative $0.9 million impact on the variance. Total harvest volumes increased 11% in the third quarter of 2011 compared to the same quarter in 2010. The results for the third quarter of 2010 include volumes and prices from our Wisconsin and Arkansas properties that were sold in the third and fourth quarters of 2010. In our Northern region, total harvest volumes increased 15% in the third quarter of 2011 over the same period in 2010. Sawlog volumes increased 13%, primarily due to the shift of a portion of the harvest from our Southern region to capture better pricing opportunities in the Northern region, while sawlog prices increased 7%, primarily due to a general improvement in demand for sawlogs in the region. Northern pulpwood volumes and prices increased 41% and 13%, respectively, primarily due to increased demand for pulpwood in the Pacific Northwest due to a shortage of residual chips. Pulpwood prices also increased due to better market conditions and the higher valued pulp species harvested during the quarter in Minnesota. In our Southern region, total harvest volumes increased 2% in the third quarter of 2011 over the same period in 2010. Sawlog volumes and prices decreased 12% and 8%, respectively, primarily due to reduced demand. Southern pulpwood volumes increased 19%, due to thinning operations on our pine plantations, while prices decreased 18% due to the availability of fiber in the region. Expenses for the segment increased $8.1 million, or 15%, during the third quarter of 2011 over the third quarter of 2010, primarily related to higher logging and hauling costs and depletion expense due to the increased harvest levels. Operating income for our Resource segment increased $1.3 million, or 5%, in the third quarter of 2011 over the same period of 2010.
Real Estate Segment – Revenues decreased $17.4 million, expenses decreased $17.5 million and operating income increased $0.1 million in the third quarter of 2011 compared to the same period in 2010 as a result of a decrease in non-strategic timberland acres sold. The results for the third quarter of 2011 primarily were due to the sale of 5,912 acres of non-strategic timberland and rural real estate in the third and final phase of a land sale transaction in Idaho for approximately $9.1 million. In the third quarter of 2010 we sold approximately 41,700 acres of non-strategic timberlands in Wisconsin and Arkansas for $28.7 million.

The following table summarizes our real estate sales for the quarters ended September 30:

	2011		2010
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	966	$2,074	446	$2,000
Rural real estate	3,663	1,221	1,370	1,261
Non-strategic timberland	5,612	1,485	42,772	693
Total	10,241		44,588

Wood Products – Revenues for the segment increased $4.3 million, or 7%, in the third quarter of 2011 over the same period in 2010 as a result of both increased prices and volumes. Lumber prices increased 10% over the previous year, while lumber volumes increased 2% over the previous year due to slightly improved demand in the third quarter of 2011. Expenses for the segment increased $0.8 million, or 1%, in the third quarter of 2011 over the same quarter of 2010, primarily as a result of increased log costs, due to both prices and volumes, and higher freight costs, partially offset by a positive $2.0 million adjustment related to our lumber hedge. The Wood Products segment reported operating income of $2.9 million for the third quarter of 2011 compared to an operating loss of $0.6 million in the same quarter of 2010.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
The following table sets forth period-to-period changes in items included in our Consolidated Condensed Statements of Operations and Comprehensive Income for the nine months ended September 30:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)
Revenues	$387,494	$393,273	$(5,779)
Costs and expenses
Cost of goods sold	287,473	304,994	(17,521)
Selling, general and administrative expenses	28,469	27,908	561
Asset impairment charge	1,180	—	1,180
	317,122	332,902	(15,780)
Earnings from continuing operations before interest and taxes	70,372	60,371	10,001
Interest expense, net	(21,123)	(21,035)	88
Earnings from continuing operations before taxes	49,249	39,336	9,913
Income tax provision	(7,505)	(7,960)	(455)
Earnings from continuing operations	41,744	31,376	10,368
Discontinued operations, net of tax	—	(358)	(358)
Net earnings	$41,744	$31,018	$10,726

Revenues – Revenues decreased $5.8 million in the nine months ended September 30, 2011 from the same period in 2010, primarily due to decreased revenues from the Wood Products segment as a result of poor market conditions. A more detailed discussion of revenues follows in “Discussion of Business Segments.”
Cost of goods sold – Cost of goods sold decreased $17.5 million, or 6%, in the nine months ended September 30, 2011 from the same period in 2010, primarily due to a lower basis of real estate sold as a result of decreased acreage sold and the positive impact of the lumber hedges, partially offset by increased logging and hauling costs as a result of increased harvest levels.

Selling, general and administrative expenses – Selling, general and administrative expenses increased $0.6 million, or 2%, in the nine months ended September 30, 2011 over the same period in 2010, primarily due to higher compensation-related expenses, attributable mainly to our deferred compensation and incentive plans.
Asset impairment charge – We recorded a $1.2 million asset impairment charge to reflect the markdown to fair value of a building that was listed for sale during the third quarter of 2011.
Interest expense, net – Net interest expense increased $0.1 million in the nine months ended September 30, 2011 over the same period in 2010, primarily due to a $1.2 million non-cash charge for deferred costs related to the reduction in our revolving credit facility, offset by a reduction in interest expense associated with the interest rate swaps entered into in June 2010 and the $5.0 million medium-term note maturity in January 2011.
Income tax provision – We recorded income tax provisions related to our continuing operations of $7.5 million and $8.0 million for the nine months ended September 30, 2011 and 2010, respectively. The income tax provision in 2011 resulted from pre-tax income of Potlatch TRS. The income tax provision in 2010 resulted from pre-tax income of Potlatch TRS, an adjustment of our deferred taxes associated with our retiree health care liability as a result of health care legislation, and built-in gains taxes on land sales.
Discontinued operations – The results of discontinued operations for the nine months ended September 30, 2010 included amounts associated with the Clearwater Paper businesses spun off in December 2008 and the Prescott mill closed in May 2008.

DISCUSSION OF BUSINESS SEGMENTS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)
Segment Revenues
Resource	$172,587	$172,716	$(129)
Real Estate	46,808	46,157	651
Wood Products	204,343	209,832	(5,489)
Total segment revenues, before eliminations	$423,738	$428,705	$(4,967)
Segment Operating Income
Resource	$47,208	$49,283	$(2,075)
Real Estate	29,295	16,803	12,492
Wood Products	8,548	10,576	(2,028)
Total segment operating income, before eliminations and adjustments, and corporate items	$85,051	$76,662	$8,389

Resource Segment – Revenues for the segment decreased $0.1 million during the first nine months of 2011 from the same period in 2010. Higher prices contributed approximately $2.8 million to the variance, but lower sales volumes and other revenues offset the variance by negative $1.2 million and negative $1.7 million, respectively. Total harvest volumes decreased 1% in the first nine months of 2011 compared to the same period in 2010. The results for the nine months ended September 30, 2010 include volumes and prices from our Wisconsin and certain Arkansas properties that were sold in the third and fourth quarters of 2010. In our Northern region, total harvest volumes were essentially level in the first nine months of 2011 compared to the same period in 2010. Sawlog volumes increased 1%, while prices increased 8%, primarily due to a general improvement in demand for all sawlog species. Northern pulpwood volumes decreased 6% in the first nine months of 2011 compared to the same period in 2010, primarily due to the late start of logging operations in Idaho in the second quarter of 2011 and the inclusion of Wisconsin harvests in the 2010 data, while pulpwood prices increased 8% due to increased customer demand and a shortage of residual chips in the Pacific Northwest. In our Southern region, total harvest volumes decreased 2% in the first nine months of 2011 from the same period in 2010. Sawlog volumes and prices decreased 13% and 7%, respectively, primarily due to fiber availability and reduced demand. Southern pulpwood volumes increased 13%, due to thinning operations on our plantations, while prices decreased 17% due to fiber availability. Expenses for the segment increased $1.9 million, or 2%, during the first nine months of 2011 over the same period in 2010, which was primarily related to higher logging and hauling costs due to higher fuel costs. Operating income for our Resource segment decreased $2.1 million, or 4%, for the first nine months of 2011 from the same period in 2010.

Real Estate Segment – Revenues increased $0.7 million, expenses decreased $11.8 million and operating income increased $12.5 million in the first nine months of 2011 compared to the same period in 2010. The year-to-date results for 2011 are primarily due to four sales involving non-strategic timberland and rural real estate in Idaho that totaled 22,660 acres and resulted in revenues of $32.4 million. The year-to-date results for 2010 primarily resulted from the approximately 41,700 acres of non-strategic timberlands sold in Wisconsin and Arkansas for $28.7 million. The Wisconsin timberland, purchased in 2007, was carried at a higher basis in comparison to timberland sold from our other regions that we have held longer. The product type sale prices per acre were relatively consistent between the nine months ended September 30, 2011 and 2010, with the exception of the aforementioned non-strategic timberland and rural real estate sales.
The following table summarizes our real estate sales for the nine months ended September 30:

	2011		2010
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	2,126	$2,031	2,510	$2,003
Rural real estate	8,294	1,244	7,099	1,187
Non-strategic timberland	23,859	1,348	46,272	707
Total	34,279		55,881

Wood Products – Revenues for the segment decreased $5.5 million, or 3%, in the nine months ended September 30, 2011 from the same period in 2010. Lumber sales prices decreased 1% in the first nine months of 2011 from the same period in 2010 primarily due to a sharp increase in prices that occurred in the second quarter of 2010. Sales volumes decreased 1% as a result of decreased demand in the first nine months of 2011. Expenses for the segment decreased $3.5 million, or 2%, in the first nine months of 2011 from the same period in 2010, primarily due to a positive $5.0 million adjustment related to our lumber hedges, partially offset by higher freight and log costs. The Wood Products segment reported operating income of $8.5 million for the first nine months of 2011 compared to $10.6 million in the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2011, our financial position included long-term debt of $366.3 million, including current installments on long-term debt, compared to $368.5 million at December 31, 2010. Stockholders’ equity for the first nine months of 2011 decreased $14.2 million primarily due to our regular quarterly cash distributions to common stockholders totaling $61.5 million, partially offset by net earnings of $41.7 million. The ratio of long-term debt to stockholders’ equity was 1.9 to 1 at September 30, 2011, compared to 1.8 to 1 at December 31, 2010.
Working capital totaled $72.6 million at September 30, 2011, a decrease of $23.2 million from the December 31, 2010 balance of $95.8 million. The significant changes in the components of working capital are as follows:

•
The current portion of long-term debt increased $16.7 million due to the scheduled maturity of $21.7 million of long-term debt in the first half of 2012, partially offset by the maturity of $5.0 million of medium-term notes in January 2011.

•
Cash and short-term investments decreased $9.9 million primarily due to the payment of the regular quarterly cash distributions to common stockholders totaling $61.5 million and the contribution of $9.4 million to our qualified pension plans, partially offset by earnings from real estate sales and other operating activities.

•	Receivables increased $5.6 million primarily as a result of increased trade receivables due to the effects of seasonality on the Resource segment and increased Wood Products sales.

•	Accounts payable and accrued liabilities increased $3.2 million, primarily as a result of an increase in trade payables due to increased logging activity.

Cash Flows Summary
The following table presents information regarding our cash flows for the nine months ended September 30:

(Dollars in thousands)	2011	2010
Cash flows from continuing operations
Net cash provided by operations	$72,106	$84,010
Net cash used for investing	(2,898)	(21,378)
Net cash used for financing	(68,584)	(57,915)
Cash flows provided by continuing operations	624	4,717
Cash flows used for discontinued operations	—	(867)
Increase in cash	624	3,850
Cash at beginning of period	5,593	1,532
Cash at end of period	$6,217	$5,382

Net cash provided by operating activities from continuing operations for the first nine months of 2011 totaled $72.1 million, compared to $84.0 million for the same period in 2010. The decrease was due to a lower basis of real estate sold and the $9.4 million contribution to our qualified pension plans, partially offset by increased earnings in the first nine months of 2011.
Net cash used for investing activities from continuing operations totaled $2.9 million and $21.4 million for the nine months ended September 30, 2011 and 2010, respectively. In the first nine months of 2011, a $10.6 million net decrease in short-term investments was partially offset by $12.1 million of capital expenditures. In the first nine months of 2010, a $12.2 million net increase in short-term investments and $10.7 million of capital expenditures was partially offset by $3.1 million of proceeds from the disposition of property, plant and equipment. Capital expenditures in both periods were primarily for reforestation activities and routine general replacement projects associated with our wood products manufacturing facilities.
Net cash used for financing activities from continuing operations totaled $68.6 million and $57.9 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash used for financing activities in the first nine months of 2011 was primarily for payment of our regular quarterly cash distributions to common stockholders of $61.5 million and a debt maturity of $5.0 million. Net cash used for financing activities in the first nine months of 2010 was primarily for payment of our regular quarterly cash distributions to common stockholders of $61.2 million.
Pursuant to an amendment effective February 4, 2011, we reduced the available borrowing capacity under our bank credit facility from $250 million to $150 million. As of September 30, 2011, there were no borrowings outstanding under the revolving line of credit, and approximately $2.0 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at September 30, 2011 was $148.0 million. Effective June 28, 2011, we reduced the amount of timberlands securing our bank credit facility from 640,900 acres to 351,900 acres, primarily due to the decrease in our bank credit facility from $250 million to $150 million.
The following table sets forth the most restrictive covenants in the bank credit facility and our status with respect to these covenants as of September 30, 2011:

	Covenant Requirement	Actual Ratio at September 30, 2011
Minimum Interest Coverage Ratio	2.75 to 1.00 *	5.17 to 1.00
Minimum Collateral Coverage Ratio	3.00 to 1.00	3.27 to 1.00
Maximum Funded Indebtedness to Capitalization Ratio	70.0%	54.9%

*Commencing October 1, 2011, the Minimum Interest Coverage Ratio will increase to 3.00 to 1.00.
Our senior notes contain covenants that limit certain of our abilities, such as the payment of dividends and repurchase of our capital stock, unless certain financial conditions are met. Our cumulative Funds Available for Distribution, or FAD, as defined in the covenant, less our dividends paid was $39.2 million at September 30, 2011. The remaining balance available for the payment of future dividends pursuant to the covenant was $90.1 million at September 30, 2011.

On July 22, 2011, Moody’s upgraded our rating outlook to positive from stable, and affirmed our corporate and debt ratings of Ba1.
Contractual Obligations
There have been no material changes to our contractual obligations in the nine months ended September 30, 2011 outside the ordinary course of business.
Off-Balance Sheet Arrangements
We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
In September 2011 we entered into a commodity swap contract to mitigate commodity price risk related to sales by our Wood Products segment. These contracts will cash settle monthly from November 2011 through February 2012. See Note 9 to the consolidated condensed financial statements for additional information about the lumber commodity swap.
Other than for the lumber commodity swap above, our exposures to market risk have not changed materially since December 31, 2010. For quantitative and qualitative disclosures about market risk, see Item 7A – “Quantitative and Qualitative Disclosure about Market Risk” in our 2010 Annual Report on Form 10-K.

ITEM 4.
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that as of September 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Internal Control Over Financial Reporting
In the nine months ended September 30, 2011 there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.
Exhibits
The exhibit index is located on page 24 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

		By	/s/ Eric J. Cremers
Eric J. Cremers
Vice President, Finance and Chief Financial Officer
(Duly Authorized; Principal Financial Officer)

		By	/s/ Terry L. Carter
Terry L. Carter
Controller and Treasurer
(Duly Authorized; Principal Accounting Officer)
Date:	October 28, 2011

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2011, filed on October 28, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Operations and Comprehensive Income for the quarters and nine months ended September 30, 2011 and 2010, (ii) the Consolidated Condensed Balance Sheets at September 30, 2011 and December 31, 2010, (iii) the Consolidated Condensed Statements of Cash Flows for the quarters and nine months ended September 30, 2011 and 2010, and (iv) the Notes to Consolidated Condensed Financial Statements.

 *    Incorporated by reference