Form 10-K
period 2011-12-31
POTLATCH CORP
filed 2012-02-17
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer (Do not check if a smaller reporting company) ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2011, was approximately $1,417.4 million, based on the closing price of $35.27.
The number of shares of common stock outstanding as of January 31, 2012: 40,202,170 shares of Common Stock, par value $1 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement expected to be filed on or about April 2, 2012, with the Commission in connection with the 2012 annual meeting of stockholders are incorporated by reference in Part III hereof.

FORM 10-K / 1

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

i

EXPLANATORY NOTE
For purposes of this report, any references to "the company,” “us,” “we,” and “our” include Potlatch Corporation and its consolidated subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, cash flows, Wood Products segment earnings, non-strategic timberland, rural and HBU real estate sales and prices, the funding of our operations and debt service, the nature of our REIT income, dividend distributions, funding of our dividend distributions, compliance with REIT tax rules, expected timber harvest levels in 2012 and beyond, log prices, lumber prices, costs, manufacturing output, housing starts in 2012 and beyond, Asian demand for wood generally and Chinese demand in particular, impact of Asian demand on lumber and timber prices, impact of the British Columbia pine beetle infestation on demand and pricing in our Northern market, capital expenditures, the funding of our pension plans, tax refunds, FSC certification of our timberlands, future land sales and acquisitions, realization of deferred tax assets, and like-kind exchanges and tax consequences. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

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

FORM 10-K / 1

Part I
ITEM 1.
Business
GENERAL
Potlatch Corporation is a real estate investment trust, or REIT, with approximately 1.44 million acres of timberlands in Arkansas, Idaho and Minnesota. We derive much of our income from investments in real estate, including the sale of standing timber. Through wholly owned taxable REIT subsidiaries, which we refer to collectively in this report as Potlatch TRS, we operate a real estate sales and development business and five wood products manufacturing facilities that produce lumber and plywood.
Our businesses are organized into three reportable operating segments: Resource; Real Estate; and Wood Products. Our Resource segment manages our timberlands to optimize revenue producing opportunities while adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The Resource segment also seeks to increase our revenues from non-timber resources such as hunting leases, recreation permits and leases, biomass production, carbon sequestration, mineral rights leases and other leasing opportunities. The business of our Real Estate segment consists primarily of the sale of selected non-core timberland real estate. The Real Estate segment engages in real estate subdivision and development activities through Potlatch TRS and also plays an active role in negotiations for all timberland acquisitions. Our Wood Products segment manufactures and markets lumber and plywood. Additional information regarding each of our three operating segments is included on pages 3-7. Information relating to the amounts of revenues, operating income (loss) and identifiable assets attributable to each of our operating segments for the years ended December 31, 2011, 2010 and 2009 is included in Note 16 to the consolidated financial statements contained in this report.
We are focused on the ownership of timberland, which we view as a unique and attractive asset due to the renewable nature of timber resources and timber’s long-term history of price appreciation in excess of inflation. Our primary objectives include using our timberland investments to generate income and maximizing the long-term value of our assets. We pursue these objectives by adhering to the following strategies:

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

•
Maximizing the value of our non-core timberland real estate. A significant portion of our acreage is more valuable for development or recreational purposes than for growing timber. We continually assess the potential uses of our lands to manage them proactively for the highest value. We have identified approximately 15% to 17% of our timberlands as having values that are potentially greater than timberland values.

•
Practicing sound environmental stewardship. We pursue a program of environmental stewardship and active involvement in federal, state and local policymaking to maximize our assets’ long-term value. We manage our timberlands in a manner consistent with the principles set forth by the Forest Stewardship Council, or FSC, and the International Standardization Organization, or ISO, which prescribe “best management practices,” with the intent that all of our timberlands will attain these certifications.

Potlatch Corporation, formerly known as Potlatch Holdings, Inc., was incorporated in Delaware in September 2005 to facilitate a restructuring to qualify for treatment as a REIT for federal income tax purposes. It is the successor to the business of the original Potlatch Corporation, which was incorporated in Delaware in 1903, and which was

FORM 10-K / 2

merged into Potlatch Operating Company in connection with the restructuring.
Effective January 1, 2006, we restructured our operations to qualify for treatment as a REIT for federal income tax purposes. As a REIT, if we meet certain requirements we generally are not subject to federal corporate income taxes on our income from investments in real estate that we distribute to our stockholders, including the income derived from the sale of standing timber. We are, however, subject to corporate taxes on certain built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) on sales of real property (other than timber) held by the REIT during the first ten years following our conversion to a REIT, except for sales occurring in 2011. The Small Business Jobs Act of 2010, enacted on September 27, 2010, modified the built-in gains provisions to exempt sales of real properties by a REIT in 2011, if five years of the recognition period had elapsed before January 1, 2011. The built-in gains tax is eliminated or deferred if sale proceeds are reinvested in like-kind property in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sale agreement or timber deed. We are required to pay federal corporate income taxes on income from our non-real estate investments, principally the operations of Potlatch TRS. Through the third quarter of 2011, our quarterly distribution rate was $0.51 per common share, or an aggregate quarterly distribution of approximately $20.5 million. In the fourth quarter of 2011, our quarterly distribution rate was $0.31 per common share, or an aggregate quarterly distribution of approximately $12.5 million.
The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily consists of income from the sale of our standing timber. Accordingly, we restructured to create a new parent company that holds our timberlands through a REIT subsidiary and substantially all of our non-timberland assets, consisting primarily of our manufacturing facilities, assets used for the harvesting of timber and the sale of logs, and selected land parcels that we expect to be sold or developed for higher and better use purposes through Potlatch TRS. Our use of Potlatch TRS, which is taxed as a C corporation, enables us to continue to engage in these non-REIT qualifying businesses without violating the REIT requirements.
On December 16, 2008, we completed the tax-free spin-off of Clearwater Paper Corporation, or Clearwater Paper, which included our former pulp and paperboard and consumer products segments, as well as one of our former wood products operations. As a result, any expenses associated with Clearwater Paper are classified within discontinued operations in the financial statements for 2010 and 2009.
AVAILABLE INFORMATION
We make available on or through our website, www.potlatchcorp.com (under “Investor Resources – SEC Filings”), our periodic and current reports that we file with, or furnish to, the Securities and Exchange Commission, or SEC, at no charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Information on our website is not part of this report. In addition, the reports and materials that we file with the SEC are available at the SEC’s website (http://www.sec.gov) and at the SEC’s Public Reference Room at 100 F Street N.E., Washington DC 20549. Interested parties may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
Over the past two decades, timber supplies have tightened relative to demand. Particularly in the western United States, the supply of timber has been significantly affected by reductions in timber sales by the United States government and by state governments. These reductions have been caused primarily by increasingly stringent environmental and endangered species laws and by a change in the emphasis of domestic governmental policy

FORM 10-K / 3

toward habitat preservation, conservation and recreation, and away from timber management. Because most timberlands in the southeastern United States are privately owned, changes in sales of publicly owned timber affect local timber supplies and prices in the Southeast less immediately than in the western United States and other regions with large proportions of public timber ownership. Timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local forest products industry participants, as well as occasionally high timber salvage efforts due to storm damage, unusual pest infestations such as the mountain pine beetle, or fires. Local timber supplies also change in response to prevailing timber prices. Rising timber prices often lead to increased harvesting on private timberlands, including lands not previously made available for commercial timber operations. Currently, the supply of timber generally is adequate to meet demand. The U.S. housing market remains weak, but demand from Asia has remained fairly steady. While there has been some near-term weakness in demand from China, we expect this to be only temporary. Although we do not sell into the Asian markets, it affects supply and demand in the markets in which we participate and will likely continue to have a positive impact on lumber and timber prices.

Our Operations
Our Resource segment manages approximately 1.44 million acres of timberlands we own in two regions of the United States: the Northern region, consisting of our Idaho and Minnesota timberlands, with 1.04 million acres; and the Southern region, consisting of our Arkansas timberlands, with 0.4 million acres.
Our timberlands include a wide diversity of softwood and hardwood species and are certified by the FSC. We are generally able to sell FSC-certified logs at premium prices. We own approximately 812,000 acres of timberlands in the northern and central portions of the state of Idaho that contain a variety of commercially viable softwood species, such as grand fir, Douglas fir, inland red cedar, ponderosa pine, western larch, Engelmann spruce and western white pine. We are the largest private landowner in Idaho. In Arkansas we own approximately 406,000 acres of timberlands. Primary species on these lands include southern yellow pine, red oak, white oak and other hardwoods. We own approximately 223,000 acres of timberlands in Minnesota, comprised primarily of aspen, pine and other mixed hardwoods.
The primary business of the Resource segment is the management of our timberlands to optimize the value of all possible revenue producing opportunities while adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The segment also seeks to increase our revenues from non-timber resources such as from hunting leases, recreation permits and leases, biomass production, carbon sequestration, mineral rights leases and various other leasing opportunities.
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
Our short-term and long-term harvest plans are critical factors in our long-term management process. Each year, we prepare a harvest plan designating the timber tracts and volumes to be harvested during that particular year. We also update our long-term harvest plan every three years. Each harvest plan reflects our analysis of the age, size and species distribution of our timber, as well as our expectations about harvest methods, growth rates, the volume of each species to be harvested, anticipated acquisitions and dispositions, thinning operations, regulatory constraints and other relevant information. Among other things, the optimal harvest cycles, or rotations, for timber vary by location and species and tend to change over time as a result of silvicultural advances, changes in the markets for different sizes and ages of timber and other factors. Since harvest plans are based on projections of weather, timber growth rates, regulatory constraints and other assumptions, many of which are beyond our control, there can be no assurance that we will be able to harvest the volumes projected or the specific timber stands designated in our harvest plans.

FORM 10-K / 4

The following table presents our total 2011 fee timber harvest by region:
(In thousands)

	FEE TIMBER HARVESTED (TONS)
	SAWLOGS	PULPWOOD	TOTAL
Northern region	2,075	360	2,435
Southern region	891	813	1,704
Total	2,966	1,173	4,139
In 2011, the overall harvest from our timberlands was 4.1 million tons, compared to 4.2 million tons harvested in 2010. Based on our current projections that take into consideration such factors as market conditions, the impact of a customer's mill closure in Arkansas, the ages of our timber stands and recent timberland sales, we expect to reduce the overall timber harvest from our lands in 2012 to approximately 3.5 million tons. We anticipate increasing our harvests to approximately 4.6 million tons annually in the next several years, as market conditions improve along with increased housing starts.
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
The Resource segment sells a portion of its logs at market prices to our wood products manufacturing facilities. Intra-company sales to our wood products manufacturing facilities in 2011 were approximately 23% of our total Resource segment revenues. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. The segment’s customers range in size from small operators to multinational corporations. The segment competes with owners of timberlands that operate in areas near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States. The segment competes principally on the basis of distance to market, price, log quality and customer service.
In 2011, approximately 31% of our Northern region’s volume and 26% of our Southern region’s volume was sold under log supply agreements.
We seek to manage harvest levels on our timberlands in a manner that assures long-term sustainability. We have been certified to be in compliance with the ISO 14001 standard with respect to our timberlands in Arkansas, Idaho and Minnesota. Our timberlands in Idaho and Minnesota were audited in 2011 by an independent third party for compliance with the ISO 14001 standard for environmental management systems. A field audit for Arkansas was not required during 2011. Our timberlands in Arkansas, Idaho and Minnesota were also audited in late 2011 by an independent third party for compliance with the FSC forest management standard. We have not yet received our final audit reports from the FSC, but anticipate continued certification under the FSC program for our timberlands. As a participant in these programs, we adhere to the collective principles of both organizations. These principles include commitments to sustainable forestry, responsible practices, forest health and productivity, and protection of special sites.
These certifications aid us in marketing our logs and wood products to customers who require that products they purchase for resale come from sustainably managed forests. Sales of FSC-certified products are generally at prices higher than average market prices for these products.

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

FORM 10-K / 5

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
We generally seek to acquire properties that complement our existing timberland base, are immediately cash flow accretive and have a blend of timber and real estate values. From time to time, we also take advantage of opportunities to sell timberland where we believe pricing to be particularly attractive, to match a sale with a purchase of more desirable property in order to defer taxes in an LKE transaction, or to meet various other financial or strategic objectives. Sales of conservation properties and conservation easements on our properties are also included in this segment. Results for the segment depend on the demand for our non-core timberlands, the types of properties sold, the basis of these properties and the timing of closings of property sales. Although large, one-time sales of non-strategic properties can cause results that are not comparable or predictable between periods, we have maintained a relatively consistent level of rural real estate and HBU sales.
A main focus of this segment is to continually assess the highest value use of our lands. In December 2006, we began an initial stratification assessment of all our land. We conduct similar stratification assessments periodically on our existing lands and as new lands are acquired. The following tools are used in assessing our lands:

•	electronic analysis, using geographic information systems;

•	on-the-ground analysis and verification of modeling assumptions; and

•	certain measured and ranked attributes, such as timber potential, recreational opportunities, accessibility, special features and population and demographic trends.
As a result of this continual assessment of our lands, we currently have identified 220,000 to 250,000 acres of non-core timberland real estate. This includes approximately 120,000 to 130,000 acres of HBU property, 90,000 to 100,000 acres of rural real estate property and 10,000 to 20,000 acres of non-strategic timberland. Sales of these lands are expected to occur over a 10 to 15-year period, with the goal of utilizing like-kind exchange transactions or other tax-advantaged methods when it is appropriate.

The following table summarizes our real estate sales for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE
HBU	2,592	$2,054	2,967	$2,007	2,430	$2,329
Rural real estate	9,851	1,259	7,796	1,182	11,234	1,108
Non-strategic timberland	24,015	1,345	93,974	745	30,168	1,527
Total	36,458		104,737		43,832
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

FORM 10-K / 6

Our manufacturing facilities can produce and sell FSC-certified products, a desirable “green” building product that generally commands premium pricing.
For our Wood Products operations, the principal raw material used is logs, which are obtained from our Resource segment or purchased on the open market. We generally do not maintain long-term supply contracts for a significant volume of timber. During 2011 and 2010, 37% and 34% of our log purchases, respectively, were obtained from our Resource segment.
Our Wood Products segment has been adversely affected since 2008 by the national decline in home building and remodeling and the resulting weak demand and lower prices for wood products. We actively manage output at our wood products manufacturing facilities to match supply with demand and minimize cash costs, which allowed us to continue operating as much as possible through the past several years. As a result of these weak market conditions, we permanently closed our lumber mill in Prescott, Arkansas in May 2008, then sold the mill in November 2010. In addition, we were forced to temporarily halt or reduce production at many of our mills for various periods of time in 2009. We did not halt or reduce production at any of our mills in 2010 or 2011 due to a lack of demand. Although there was a slight increase in housing starts late in 2011, the housing market remains depressed and we expect only a modest improvement in housing starts in 2012, with no significant improvement in housing starts until late 2013 or 2014. While there has been a small near-term improvement in some markets, we believe lumber prices in 2012 will be very similar to 2011. Consequently, we expect results for our Wood Products segment in 2012 to be comparable to 2011.
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
GEOGRAPHIC AREAS
All of our timberlands, other real estate, wood products manufacturing facilities and other assets are located within the continental United States. In 2011, 2010 and 2009, approximately 1% of our revenues were derived from sales of wood products to Canada and Mexico, with the remainder of our revenues resulting from domestic sales.
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
Enactment of new environmental laws or regulations, or changes in existing laws or regulations, particularly relating to air and water quality, or their enforcement, may require significant expenditures by us or may adversely affect our timberland management and harvesting activities.
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
At this time, we believe that federal and state laws and regulations related to the protection of endangered species

FORM 10-K / 7

and air and water quality will not have a material adverse effect on our financial position, results of operations or liquidity. We anticipate, however, that increasingly strict laws and regulations relating to the environment, natural resources and forestry operations, as well as increased social concern over environmental issues, may result in additional restrictions on us leading to increased costs, additional capital expenditures and reduced operating flexibility.
Information regarding potentially material environmental proceedings is included in Note 14 to the consolidated financial statements contained in this report, and that information is incorporated herein by reference.
EMPLOYEES
As of December 31, 2011, we had approximately 885 employees. The workforce consisted of approximately 223 salaried, 630 hourly and 32 temporary or part-time employees. As of December 31, 2011, approximately 18% of the workforce was covered under one collective bargaining agreement, which expires in May 2012.

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
Our board of directors, in its sole discretion, will determine the actual amount of distributions to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use, and future acquisitions and dispositions. For example, recently our board of Directors reduced our quarterly cash distributions to stockholders effective December 2011 as a result of our decision to reduce harvest levels in response to continued market weakness. The level of future distributions to our stockholders may therefore fluctuate, and any future reduction in the distribution rate may adversely affect our stock price. For a description of debt covenants that could limit our ability to make distributions to stockholders in the future, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Consequently, the level of future distributions to our stockholders may fluctuate, and any reduction in the distribution rate may adversely affect our stock price.
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

FORM 10-K / 8

Timber prices are also affected by changes in timber availability at the local and national level. Our timberland ownership is currently concentrated in Arkansas, Idaho and Minnesota. In Arkansas and Minnesota, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in lower harvest levels, causing short-term decreases in supply that have tended to moderate price decreases. In Idaho, where a greater proportion of timberland is government owned, any substantial increase in timber harvesting from government-owned land could significantly reduce timber prices, which would harm our results of operations. For more than 25 years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the U.S. forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government-owned land could have a material adverse effect on our results of operations and cash flows. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local timberland owners, as well as occasionally high timber salvage efforts due to events such as unusual pest infestations or fires. Also, demand from Asia has remained steady, and although we do not sell into the Asian markets, it affects supply and demand in the markets in which we participate and will likely continue to have a positive impact on lumber and timber prices.
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
On a short-term basis, we may adjust our timber harvest levels in response to market conditions. For example, in 2009 we reduced our harvest in both our Northern and Southern regions due to weak markets. In 2011, in response to weak demand and low prices, we shifted a portion of our harvest from our Southern region to our Northern region to capture better pricing opportunities. In addition, due to current market conditions, we expect to reduce the overall timber harvest from our lands in 2012 to approximately 3.5 million tons from 4.1 million tons in 2011. We anticipate increasing harvest levels to approximately 4.6 million tons annually in the next several years, as market conditions improve along with increased housing starts. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands, timber deed sales or acquisitions, such as the Arkansas timber deed sale in 2009, and sales of existing timberlands, such as the sales in Wisconsin and Arkansas in 2010 and Idaho in 2011. In addition to timberland acquisitions and sales, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.
We do not insure against losses of timber from any causes.

FORM 10-K / 9

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
We have pursued, and intend to continue to pursue, acquisitions of strategic timberland properties. We compete with companies that have substantially greater financial resources than we have for timberland and other real estate acquisition opportunities. It is uncertain whether any timberland acquisitions we make will perform in accordance with our expectations. We intend to finance acquisitions through cash from operations, borrowings under our credit facility, proceeds from equity or debt offerings, or proceeds from asset dispositions, or any combination thereof. The failure to identify and complete acquisitions of suitable timberland properties, our inability to finance future acquisitions on favorable terms or our inability to complete like-kind exchanges, could adversely affect our operating results and cash flows.
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
Recent design value changes may affect the demand for southern yellow pine.
In January 2012, the American Lumber Standards Committee, or ALSC, adopted reduced design values for visually graded southern yellow pine 2x4 lumber, effective June 1, 2012. Our Southern timberlands contain predominantly southern yellow pine, and we sell visually graded southern yellow pine lumber. At this time it is unknown what impact the decision will have on demand for southern yellow pine lumber. Implementation of the design value reductions could result in an increase in product substitution or species substitution and could adversely affect demand for visually graded southern yellow pine.
The forest products industry is highly competitive.
The markets for our wood products are highly competitive, and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Our wood products are subject to competition from wood products manufacturers in the United States, and to a lesser extent in Canada. After years of trade disputes over Canadian lumber imports, the United States and Canada signed an agreement, which has been extended to 2013, establishing a system of tiered taxes and volume restrictions relating to Canadian lumber imports to the United States. Notwithstanding the signing of this agreement, there can be no assurance that it will at all times, or at any time, effectively create a fair trade environment. The London Court of International Arbitration has twice ruled that Canada has violated the Softwood Lumber Agreement, or SLA. The tribunal is currently considering a third challenge brought by the United States alleging BC Interior stumpage reductions since mid-2007 violate the anticircumvention provisions of the SLA. In addition, our wood products manufacturing facilities are

FORM 10-K / 10

relatively capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our wood products competitors may currently be lower-cost producers than we are, and accordingly these competitors may be less adversely affected than we are by price decreases. Wood products also are subject to significant competition from a variety of substitute products, including non-wood and engineered wood products. To the extent there is a significant increase in competitive pressure from substitute products or other domestic or foreign suppliers, our business could be adversely affected.
Our businesses are affected by transportation availability and costs.
Our business depends on the availability of logging contractors and providers of transportation of wood products, and is materially affected by the cost of these service providers. Therefore, increases in the cost of fuel could negatively impact our financial results by increasing the cost associated with logging activities and transportation services, and could also result in an overall reduction in the availability of these services.
A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or negatively affect our results of operation and financial condition.
Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including unscheduled maintenance outages, prolonged power failures, equipment failures, labor difficulties, disruptions in the transportation infrastructure, such as roads, bridges, railroad tracks and tunnels, fire, ice storms, floods, windstorms, hurricanes or other catastrophes, terrorism or threats of terrorism, governmental regulations and other operational problems.
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
Regulatory restrictions on future harvesting activities may be significant. Federal, state and local laws and regulations, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. For example, the Clean Water Act and comparable state laws, regulations and best management practices programs protect water quality. As a result, our resource management activities adjacent to rivers and streams as well as the point source discharges from our manufacturing facilities are subject to strict regulation. Most silvicultural activities are defined by regulation to be “non-point sources” and thus do not require federal permits from the Environmental Protection Agency, or EPA, but rather are subject to state regulation and best management practices programs. Recent litigation, however, has challenged this silvicultural exemption under the Clean Water Act and in 2011 the Ninth Circuit Court of Appeals overturned the EPA's silvicultural exemption. Review by the United States Supreme Court is being sought, and in December 2011 the President signed into law a bill extending the effectiveness of the silvicultural exemption, but only until September 30, 2012. Accordingly, there can be no assurance that our forest management activities will not be subject to increased regulation under the Clean Water Act in the future.
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

FORM 10-K / 11

We anticipate that increasingly strict laws and regulations relating to the environment, natural resources and forestry operations, as well as increased social concern over environmental issues, may result in additional restrictions on us leading to increased costs, additional capital expenditures and reduced operating flexibility.
Our manufacturing operations are subject to stringent environmental laws, regulations and permits covering air emissions, wastewater discharge, water usage, and waste handling and disposal that govern how we operate our facilities. These laws, regulations and permits, now and in the future, may restrict our current production and limit our ability to increase production, and impose significant costs on our operations with respect to environmental compliance. For example, the EPA has issued new Major Source Boiler Maximum Achievable Control Technology, or Boiler MACT, rules that could require capital investments at our Wood Products manufacturing facilities. The EPA delayed the effectiveness of the new Boiler MACT rules pending reconsideration, however, in January 2012, the United States District Court for the District of Columbia vacated the EPA's administrative stay. It is currently unclear what the impact of this decision will be. Overall, however, it is expected that these environmental compliance costs will likely increase over time as environmental requirements become more stringent, and as the expectations of the communities in which we operate become more demanding.
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
Environmental groups and interested individuals may intervene in the regulatory processes in the locations where we own timberland and operate our wood products mills. Delays or restrictions on our operations due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested parties may file or threaten to file lawsuits that seek to prevent us from obtaining permits, implementing capital improvements or pursuing operating plans or to require us to obtain permits before pursuing operating plans. Any lawsuit, or even a threatened lawsuit, could delay harvesting on our timberlands or impact our ability to operate or invest in our wood products mills.
Our defined benefit pension plans were underfunded at December 31, 2011, 2010 and 2009.
As a result of the steep downturn in the stock market in the fourth quarter of 2008 and the resulting effects on long-term interest rates and discount rates, our defined benefit pension plans went from being overfunded as of December 31, 2007, to underfunded as of December 31, 2008, and have remained underfunded through December 31, 2011. Our pension plan funding requirements are based in part on the performance of the assets in our pension plans, and that performance is highly correlated with stock market performance. Depending on the timing of a recovery in the stock market and changes in long-term interest rates and discount rates, we could be faced with increased funding requirements that could be substantial in future years. Our minimum funding requirement for 2012 is $9.7 million. We plan to fund approximately $22.0 million for our qualified pension plans by taking a loan against our company owned life insurance plan, or COLI, from the cash surrender value that has accumulated in that plan over the years. We also will be making payments of approximately $1.7 million for our non-qualified pension plan.
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

FORM 10-K / 12

and the failure to obtain necessary capital could materially adversely affect our future growth.
A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.
As of December 31, 2011, approximately 18% of our workforce was covered by one collective bargaining agreement, which expires in May 2012. While we believe our relations with our employees are satisfactory, we cannot assure you that we will be able to negotiate a new collective bargaining agreement on favorable terms. If we are unable to negotiate an acceptable new agreement with the union upon expiration of the existing contract, we could experience a strike or work stoppage. Even if we are successful in negotiating a new agreement, the new agreement could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.
RISKS RELATED TO OUR INDEBTEDNESS
Our indebtedness could materially adversely affect our ability to generate sufficient cash to make distributions to stockholders and fulfill our debt obligations, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.
Our debt requires interest and principal payments. As of December 31, 2011, we had long-term debt of $366.4 million, including current installments on long-term debt of $21.7 million. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our indebtedness could intensify.
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

FORM 10-K / 13

no assurance can be given that we will remain qualified as a REIT.
In addition, the rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury, or Treasury. Changes to the tax laws affecting REITs, which may have retroactive application, could adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. Accordingly, we cannot assure you that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to remain qualified as a REIT or the federal income tax consequences of such qualification.
If in any taxable year we fail to remain qualified as a REIT:

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
REITs are generally intended to be passive entities and can thus only engage in those activities permitted by the Internal Revenue Code, which for us generally include owning and managing a timberland portfolio, growing timber and selling standing timber.
Accordingly, the manufacture and sale of wood products, certain types of timberland sales, and the harvest and sale of logs are conducted through Potlatch TRS because such activities generate non-qualifying REIT income and could constitute “prohibited transactions” if such activities were engaged in directly by the REIT. In general, prohibited transactions are defined by the Internal Revenue Code to be sales or other dispositions of property held primarily for sale to customers in the ordinary course of a trade or business.
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
We sometimes seek to match sales and acquisitions of properties, which allows us to use Internal Revenue Code section 1031 like-kind exchange tax-deferred treatment. The matching of sales and purchases provides us with significant tax benefits, primarily the deferral of any gain on the property sold until the ultimate disposition of the replacement property. While we may attempt to complete like-kind exchanges when it is appropriate, it is unlikely

FORM 10-K / 14

that we will be able to do so in all instances due to various factors, including the lack of availability of suitable replacement property on acceptable terms and the inability to complete a qualifying like-kind exchange transaction within the time frames required by the Internal Revenue Code. The inability to obtain like-kind exchange treatment would result in the payment of taxes with respect to the property sold, and a corresponding reduction in earnings and cash available for distribution to stockholders.
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

FORM 10-K / 15

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

ITEM 1B.
Unresolved Staff Comments
None.

ITEM 2.
Properties
For information regarding our timberlands, see the discussion under the heading “Resource Segment” on pages 3-5 of this report. Our principal wood products manufacturing facilities at December 31, 2011, which are all owned by us, together with their respective 2011 capacities and actual production, are as follows:

	CAPACITY[1,2]	PRODUCTION[2]
WOOD PRODUCTS
Sawmills:
Warren, Arkansas	182 mmbf	175 mmbf
St. Maries, Idaho	153 mmbf	142 mmbf
Gwinn, Michigan	172 mmbf	169 mmbf
Bemidji, Minnesota	116 mmbf	116 mmbf
Plywood Mill[3]:
St. Maries, Idaho	150 mmsf	146 mmsf

[1]	Capacity represents the proven annual production capabilities of the facility under normal operating conditions and producing a normal product mix.

[2]	mmbf stands for million board feet; mmsf stands for million square feet.

[3]	3/8 inch panel thickness basis.

FORM 10-K / 16

ITEM 3.
Legal Proceedings
Other than the environmental proceedings described in Note 14 to the consolidated financial statements included in this report, which information is incorporated herein by reference, we believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 4.
Mine Safety Disclosures
Not applicable.

FORM 10-K / 17

Part II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on The Nasdaq Global Select Market, or NASDAQ. The quarterly high and low sales price per share of our common stock, as reported in the New York Stock Exchange Composite Transactions through December 16, 2010 and by the NASDAQ UTP Trade Data Feed effective December 17, 2010, as well as regular quarterly cash distribution payments per share for 2011 and 2010, were as follows:

	2011			2010
QUARTER	HIGH	LOW	CASH DISTRIBUTIONS	HIGH	LOW	CASH DISTRIBUTIONS
1st	$40.36	$32.53	$0.51	$36.67	$29.64	$0.51
2nd	40.93	32.73	0.51	41.76	33.00	0.51
3rd	37.30	28.01	0.51	38.44	32.58	0.51
4th	35.48	29.32	0.31	36.43	31.33	0.51
There were approximately 1,333 stockholders of record at January 31, 2012.
Our board of directors, in its sole discretion, determines the actual amount of distributions to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use, and future acquisitions and dispositions. Consequently, the level of distributions to our stockholders may fluctuate and any reduction in the distribution rate may adversely affect our stock price.
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
See Item 12 of Part III of this report for a tabular summary of shares authorized for issuance under our equity compensation plans, which information is incorporated herein by this reference.

FORM 10-K / 18

COMPANY STOCK PRICE PERFORMANCE
The following graph and table show a five-year comparison of cumulative total stockholder returns for the company, the NAREIT Equity Index, the Standard & Poor’s 500 Composite Index and a group of six companies that we refer to as our Peer Group for the five years ended December 31, 2011. The total stockholder return assumes $100 invested at December 31, 2006, with quarterly reinvestment of all dividends.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Potlatch Corporation	$100	$106	$77	$102	$111	$111
NAREIT Equity Index	100	84	53	67	86	93
S&P 500 Composite	100	105	66	84	97	99
2011 Peer Group[1]	100	107	64	82	91	94

[1]	Our Peer Group companies are Deltic Timber Corp., Plum Creek Timber Co., Inc., Rayonier Inc., St. Joe Co., Universal Forest Products Inc. and Weyerhaeuser Co.

ITEMS 6, 7, 7A and 8.
The information called for by Items 6, 7, 7A and 8, inclusive, of Part II of this form is contained in the following sections of this report at the pages indicated below:

FORM 10-K / 19

ITEM 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.
Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
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
Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on our assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included on page 79.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.
Other Information
None.

FORM 10-K / 20

Part III
ITEM 10.
Directors, Executive Officers and Corporate Governance
Certain of the information required by this item is incorporated by reference to the information appearing under the headings “Corporate Governance,” “Board of Directors” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive Proxy Statement to be filed with the Commission on or about April 2, 2012.
Our Corporate Conduct and Ethics Code, which is applicable to all directors, officers and employees, can be found on our website at www.potlatchcorp.com. We post any amendments to or waivers from our Corporate Conduct and Ethics Code on our website.
EXECUTIVE OFFICERS OF THE REGISTRANT
Information as of February 16, 2012, and for at least the past five years concerning our executive officers is as follows:
Michael J. Covey (age 54), has served as President and Chief Executive Officer, and a director of the company, since February 2006, and has served as Chairman of the Board of the company since January 2007.
Eric J. Cremers (age 48), has served as Vice President, Finance and Chief Financial Officer since July 2007. Prior to July 2007, he was employed by Albertsons, Inc., a grocery retail company, and served as Senior Vice President of Corporate Strategy and Business Development from July 2002 through June 2006.
Terry L. Carter (age 63), has served as Controller and Treasurer since January 2009. Prior to January 2009, he served as Controller since September 1989.
William R. DeReu (age 45), has served as Vice President, Real Estate, since May 2006.
Lorrie D. Scott (age 57), has served as Vice President, General Counsel and Corporate Secretary since July 2010. Prior to July 2010, she was employed by Weyerhaeuser Realty Investors, Inc., and served as Senior Vice President and General Counsel from October 2007 to July 2010. From July 2001 until October 2007, she served as Senior Counsel at Weyerhaeuser Company.
Brent L. Stinnett (age 64), has served as Vice President, Resource Management, since August 2006.
Thomas J. Temple (age 55), has served as Vice President, Wood Products since January 1, 2009, and as Vice President from November 2008 to January 2009. Prior to November 2008, he was employed by Canadian Forest Products, Ltd., an integrated forest products company, and served as Vice President of International Sales and Panel Marketing from April 2004 to November 2007.
The term of office of the officers of the company expires at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

ITEM 11.
Executive Compensation
Information set forth under the headings “Report of the Executive Compensation Personnel Policies Committee” and “Compensation Discussion and Analysis” in our definitive Proxy Statement to be filed with the Commission on or about April 2, 2012, is incorporated herein by reference.

ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the Commission on or about April 2, 2012, is incorporated herein by reference.
The following table provides certain information as of December 31, 2011, with respect to our equity compensation plans:

FORM 10-K / 21

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS[1]	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS[2]	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	717,106	$23.34	449,761
Equity compensation plans not approved by security holders	—	—	—
Total	717,106	$23.34	449,761

[1]
Includes 517,107 performance shares and 55,315 restricted stock units, or RSUs, which are the maximum number of shares that can be awarded under the performance share and RSU programs, not including future dividend equivalents.

[2]	Performance shares and RSUs do not have exercise prices and are therefore not included in the weighted average exercise price calculation.

ITEM 13.
Certain Relationships and Related Transactions, and Director Independence
There are no relationships or transactions that are required to be reported.
The information required by this item regarding director independence is included under the heading “Board of Directors” in our definitive Proxy Statement to be filed with the Commission on or about April 2, 2012, and is incorporated herein by reference.

ITEM 14.
Principal Accounting Fees and Services
The information required by this item regarding principal accounting fees and services is included under the heading “Fees Paid to Independent Registered Public Accounting Firm in 2011 and 2010” in our definitive Proxy Statement to be filed with the Commission on or about April 2, 2012, and is incorporated herein by reference.

FORM 10-K / 22

Part IV
ITEM 15.
Exhibits and Financial Statement Schedules
CONSOLIDATED FINANCIAL STATEMENTS
Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 25 of this report.
FINANCIAL STATEMENT SCHEDULES
Our financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 25 of this report.
EXHIBITS
Exhibits are listed in the Exhibit Index on pages 81-85 of this report.

FORM 10-K / 23

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)
By	/S/ MICHAEL J. COVEY
Michael J. Covey
Chairman of the Board, President and Chief Executive Officer
Date: February 17, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 2012, by the following persons on behalf of the registrant in the capacities indicated.

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

FORM 10-K / 24

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules
The following documents are filed as part of this report:

PAGE NUMBER
Selected Financial Data	26

Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Consolidated Financial Statements:
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	42
Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009	42
Consolidated Balance Sheets at December 31, 2011 and 2010	43
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	43
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009	43
Summary of Principal Accounting Policies	43
Notes to Consolidated Financial Statements	44
Reports of Independent Registered Public Accounting Firm	50

Schedules:
II. Valuation and Qualifying Accounts	52
All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

FORM 10-K / 25

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Selected Financial Data

(Dollars in thousands – except per-share amounts)

	2011	2010	2009	2008	2007
Revenues	$497,421	$539,447	$476,169	$439,957	$423,472
Earnings from continuing operations	40,266	40,275	81,431	72,937	74,642
Net earnings	40,266	40,394	77,328	52,637	56,432
Working capital	57,242	95,762	63,225	(91,367)	49,252
Current ratio	1.7 to 1	2.5 to 1	2.1 to 1	0.7 to 1	1.2 to 1
Long-term debt (including current portion)	$366,403	$368,496	$368,431	$321,337	$321,510
Stockholders’ equity	142,138	204,439	229,790	198,234	578,336
Long-term debt to stockholders’ equity ratio	2.6 to 1	1.8 to 1	1.6 to 1	1.6 to 1	0.6 to 1
Capital expenditures:[1]
Property, plant and equipment	$5,338	$5,215	$4,317	$10,345	$11,526
Timber and timberlands, net	11,548	9,786	11,380	26,406	57,723
Deposits on timberlands	—	—	—	27,328	162,351
Total capital expenditures	16,886	15,001	15,697	64,079	231,600
Total assets	746,220	781,711	823,565	938,321	1,517,204
Earnings per common share from continuing operations:
Basic	$1.00	$1.01	$2.05	$1.85	$1.91
Diluted	1.00	1.00	2.04	1.83	1.90
Net earnings per common share:
Basic	$1.00	$1.01	$1.94	$1.33	$1.44
Diluted	1.00	1.00	1.93	1.32	1.43
Average common shares outstanding (in thousands):
Basic	40,159	39,971	39,763	39,474	39,094
Diluted	40,383	40,219	39,974	39,803	39,384
Distributions/Dividends per common share[2]	$1.84	$2.04	$2.04	$2.04	$1.98

[1]
Not included in additions to timber and timberlands for 2011, 2010, 2009, 2008 and 2007 are non-cash transactions totaling $0.3 million, $0, $0.2 million, $40.8 million and $66.5 million, respectively, for the purchase of timberlands. Deposits on timberlands include reverse like-kind exchange transactions.

[2]
In addition to the amount shown in the table for 2008, we also made a distribution of the common stock of Clearwater Paper Corporation on December 16, 2008, at the rate of one share of Clearwater Paper common stock for every 3.5 shares of Potlatch common stock held by stockholders of record on December 9, 2008.

FORM 10-K / 26

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Economic conditions remained challenging in 2011, although we saw some indications of a slight improvement toward the end of the year. We generated $40.3 million of earnings from continuing operations during 2011, comparable to 2010. In our Resource segment, we experienced varying conditions between regions. In our Northern region, timber demand remained strong throughout the year, keeping timber prices and harvest volumes at favorable levels. In our Southern region, fiber availability kept prices depressed for most of the year. Accordingly, we shifted a portion of our harvest from our Southern region to our Northern region in order to capture better pricing opportunities. Our total harvest volume was 4.1 million tons in 2011 compared to 4.2 million tons in 2010. Operating income for our Resource segment was $59.8 million in 2011 compared to $62.1 million in 2010. Our Real Estate segment closed three large sales of rural/non-strategic properties and another large non-strategic sale during the year, contributing to $50.0 million of total revenues for the segment in 2011. Operating income for our Real Estate segment totaled $31.4 million in 2011 compared to $30.4 million in 2010. Although fewer acres were sold in 2011, the increased operating income was primarily due to the sale of lower basis non-strategic timberlands in 2011 compared to 2010. Our Wood Products segment had operating income of $7.3 million in 2011 compared to $7.1 million in 2010 as lumber shipment volumes and average prices were basically comparable between years. We ended the year with $70.8 million of cash and short-term investments.
Although there was a slight increase in housing starts late in 2011, we expect only a modest improvement in housing starts in 2012, with no significant improvement in housing starts until late 2013 or 2014. While there has been a small near-term improvement in some markets, we believe lumber prices in 2012 will be very similar to 2011. With the continued weak housing outlook and the impact of a customer's mill closure in Arkansas, we plan to reduce our harvest to approximately 3.5 million tons for 2012. We anticipate increasing our harvests to approximately 4.6 million tons annually in the next several years, as market conditions improve along with increased housing starts. Although we do not anticipate any large non-strategic timberland sales in 2012, we expect continued smaller sales of non-strategic properties. In addition, we expect a consistent level of rural real estate and HBU sales to continue, at comparable or slightly higher prices.
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
The forest products industry in general and the wood products business in particular has been adversely affected since 2008 by the national decline in home building and the resulting weak demand and lower prices for wood

FORM 10-K / 27

products. As a result of these weak market conditions, we permanently closed our lumber mill in Prescott, Arkansas in May 2008, then sold the mill in November 2010, and sold our Idaho particleboard manufacturing facility’s buildings and equipment in March 2010. In addition, we were forced to temporarily halt or reduce production at many of our mills for various periods of time in 2009. We did not halt or reduce production at any of our mills in 2010 or 2011.
Lumber prices increased in part of the first half of 2010, primarily due to companies restocking low inventory levels and wet weather in our Southern region. Prices decreased at mid-year once inventories were back in line with demand, but prices then rebounded slightly near the end of 2010. We did not experience similar price spikes in 2011, which impacted results in our Wood Products segment. While there has been a small near-term improvement in some markets, we believe lumber prices in 2012 will be very similar to 2011.
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
Other recent developments impacting supply and demand, primarily in our Northern region at this time, are the increasing demand for timber and wood products from Asia and the mountain pine beetle infestation in western Canada. Although we do not sell into the Asian markets, demand in Asia affects supply and demand in the markets in which we participate, and this increased demand will likely continue to have a positive impact on lumber and timber prices. In addition, the pine beetle will continue to greatly diminish timber supplies out of British Columbia which will continue to have a positive impact on demand and prices in our Northern markets.
Harvest Levels. Changes in harvest levels on our timberlands also may have a significant impact on our results of operations. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. On a short-term basis, we may adjust our timber harvest levels in response to market conditions. For example, in 2009 we originally planned to hold harvest levels at approximately 4.4 million tons. However, due to further weakening of the markets in 2009, we harvested only 3.8 million tons. In 2010, our harvest levels increased to 4.2 million tons due to improved market conditions over 2009. In 2011, we harvested 4.1 million tons as market demand remained strong in our Northern region. Based on our current projections that take into consideration such factors as market conditions, the impact of a customer's mill closure in Arkansas, the ages of our timber stands and recent timberland sales we expect to reduce the overall timber harvest from our lands in 2012 to approximately 3.5 million tons. We anticipate increasing harvests to approximately 4.6 million tons annually in the next several years, as market conditions improve along with increased housing starts.
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

FORM 10-K / 28

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
Interest in our timberlands for rural real estate remained high in 2011. The number of rural real estate acres sold and the price per acre sold increased in 2011 over 2010. The market for our real estate properties does not seem to have been impacted by the economic downturn. The demand for HBU properties weakened slightly in 2011 compared to 2010, but sales were at slightly higher prices per acre. We expect continued interest in our properties for sale and strength in pricing as the economy improves.
Acquisitions and Dispositions. In addition to sales of timberlands as rural real estate or for HBU purposes, our business strategy also includes the disposition of non-strategic timberlands or timber deed sales when we desire to create financial flexibility and when we believe pricing to be particularly attractive. Changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-strategic timberlands and could negatively affect our results of operations. Strong interest in our timberlands from timber investment management organizations and industry partners continued in 2011 as we completed one large sale of rural real estate/non-strategic timberlands in Idaho in three phases, and another large non-strategic timberland sale in Idaho. We do not expect any large sales of non-strategic timberland in 2012, however, we expect continued smaller sales of our non-strategic properties.
As a result of our REIT conversion, we are better able to compete for acquisitions of timberlands against other entities that use tax-efficient structures. It is uncertain whether any timberland acquisitions we make will perform in accordance with our expectations. We anticipate financing acquisitions through cash from operations, borrowings under our credit facility or proceeds from equity or debt offerings. Our inability to finance future acquisitions on favorable terms or the failure of any acquisition to perform as we expect could harm our results of operations. We continually assess possible acquisition opportunities as they arise in the marketplace.
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

FORM 10-K / 29

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
Income taxes. We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets as specified by the Internal Revenue Code or applicable state statutes. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken and expects to have the ability to undertake in the future, we believe that it is more likely than not that we will realize the benefits of these deductible differences and carryforwards, net of the existing valuation allowances at December 31, 2011. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified. Such tax planning strategies include the transfer of income-producing timberlands from the REIT to Potlatch TRS to generate income sufficient to fund our pension and other postretirement employee benefit obligations, and thus realize our deferred tax assets.
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

FORM 10-K / 30

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
Note 13 to the consolidated financial statements includes information on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense for the three years ended December 31, 2011, as well as the funded status of our pension plans and OPEB obligations as of December 31, 2011 and 2010.
The discount rate used in the determination of pension benefit obligations and pension expense for 2011 and 2010 was calculated using hypothetical bond portfolios consisting of “AA” or better rated securities that matches the expected monthly benefit payments under our pension plans and OPEB obligations. The portfolios consisted of approximately 50 to 60 bonds that were well-diversified over corporate industrial, corporate financial, municipal, federal and foreign government issuers. Prior to 2010, the discount rate used in the determination of pension benefit obligations and pension expense was a weighted average benchmark rate based on high-quality fixed income investment interest rates, as well as the amount and timing of expected benefit payments. At December 31, 2011, we calculated pension obligations using a 4.95% discount rate. We used a discount rate of 5.65% at both December 31, 2010 and 2009. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The expected long-term rates of return on pension plan assets was 8.5% for the years ended December 31, 2011, 2010 and 2009.
Total periodic pension plan cost in 2011 was $4.6 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would decrease pension plan cost, and conversely, a decrease in either of these measures would increase plan cost. As an indication of the sensitivity that pension expense has to the discount rate assumption for the year ending December 31, 2012, a 25 basis point change in the discount rate would affect annual plan cost by approximately $0.6 million. A 25 basis point change in the assumption for the expected return on plan assets would affect annual plan cost by approximately $0.9 million. The actual rates of return on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.
On January 1, 2011, we froze our pension plans to any new salaried and hourly non-represented employees hired after that date.
For our OPEB obligations, the net periodic benefit for 2011 was $0.6 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 4.85%, 5.40% and 5.65% at December 31, 2011, 2010 and 2009, respectively. The assumed health care cost trend rate used to calculate OPEB obligations as of December 31, 2011 was 0% for our salaried and non-represented plans and a certain group of participants over age 65 in our hourly plan; 6.8% for our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 5.0% in 2070; and 5.2% for a certain group of participants under age 65 in our hourly plan, grading ratably to an assumption of 5.0% in 2070.
A 1% increase in the health care cost trend rate assumption would have affected 2011 OPEB expense by approximately $0.1 million and our OPEB obligation (liability) by approximately $0.7 million, as reported in Note 13 to the consolidated financial statements. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.
Periodic pension and OPEB expense are included in “Cost of goods sold” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. At December 31, 2011 and 2010, liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 13 to the consolidated financial statements for further discussion.
Clearwater Paper spin-off. On December 16, 2008, we spun off our former pulp-based manufacturing businesses consisting of our former pulp and paperboard and consumer products segments, as well as our wood products

FORM 10-K / 31

operations located in Lewiston, Idaho, into a new company, Clearwater Paper. These businesses are presented in the results of operations as discontinued operations in 2010 and 2009.
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
Selling, general and administrative expense. Selling, general and administrative expense primarily consists of compensation and associated costs for sales and administrative personnel, as well as depreciation and amortization of assets used in administrative functions.
Interest expense, net. Net interest expense is the interest paid on our outstanding debt, offset by interest income from any short-term investments. This category also includes amortization of debt issuance costs and the net changes in fair value of our interest rate swap derivatives and associated hedged items.
RESULTS OF OPERATIONS
As of December 31, 2011, our business is organized into three reporting segments: Resource, Real Estate and Wood Products. Sales between segments are recorded as intersegment revenues based on prevailing market prices. Because of the role of the Resource segment in supplying our Wood Products segment with a portion of its wood fiber needs, intersegment revenues can represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.
In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” sections below, each segment’s revenues are presented before elimination of intersegment revenues.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010
The following table sets forth year-to-year changes in items included in our Consolidated Statements of Operations for the years ended December 31, 2011 and 2010.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2011	2010	INCREASE (DECREASE)
Revenues	$497,421	$539,447	$(42,026)
Costs and expenses:
Cost of goods sold	382,252	423,353	(41,101)
Selling, general and administrative expenses	40,549	39,347	1,202
Environmental remediation charge	1,200	4,096	(2,896)
Asset impairment charge	1,180	—	1,180
	425,181	466,796	(41,615)
Earnings from continuing operations before interest and taxes	72,240	72,651	(411)
Interest expense, net	(27,829)	(27,780)	49
Earnings from continuing operations before taxes	44,411	44,871	(460)
Income tax provision	(4,145)	(4,596)	(451)
Earnings from continuing operations	40,266	40,275	(9)
Discontinued operations, net of tax	—	119	(119)
Net earnings	$40,266	$40,394	$(128)

FORM 10-K / 32

Revenues. Revenues decreased $42.0 million, or 8%, in 2011 compared to 2010, primarily due to decreased revenues from the Real Estate segment as a result of larger sales of non-strategic timberlands in 2010 than in 2011. A more detailed discussion of revenues follows in “Discussion of Business Segments.”
Cost of goods sold. Cost of goods sold decreased $41.1 million, or 10%, in 2011 from 2010, primarily due to the lower basis of real estate sold in 2011 compared to 2010 and the positive variance of our lumber hedge in 2011 compared to 2010. These decreases were partially offset by higher logging and hauling expenses from the Resource segment, primarily as a result of higher diesel fuel costs, and increased log costs at our wood products manufacturing facilities.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.2 million, or 3%, in 2011 over 2010, primarily due to higher compensation-related expenses in 2011 attributable mainly to our deferred compensation and incentive plans.
Environmental remediation charge. In 2010, we recorded a pre-tax charge of $4.1 million associated with estimated liabilities related to our Avery Landing site for a total accrual of $4.8 million at December 31, 2010. In 2011, we recorded an additional pre-tax charge of $1.2 million to reflect increased remediation cost estimates, for a total accrual of $6.0 million at December 31, 2011.
Asset impairment charge. In 2011, we recorded a pre-tax asset impairment charge of $1.2 million as a result of a change in the intended use of a warehouse.
Interest expense, net. Net interest expense increased less than $0.1 million in 2011 over 2010, primarily due to a $1.2 million non-cash charge for deferred costs related to the reduction in our bank credit facility, offset by a reduction in interest expense associated with our interest rate swaps and the $5.0 million medium-term note maturity in January 2011.
Income tax provision. The income tax provision for 2011 was due to pre-tax income for Potlatch TRS and a $0.9 million valuation allowance related to a state net operating loss and tax credit carryforwards. The income tax provision for 2010 was due to the pre-tax income for Potlatch TRS, a charge of $1.4 million related to deferred taxes associated with our retiree health care liabilities and a charge of $0.3 million with respect to built-in gain taxes attributable to the sale of REIT properties, partially offset by recognition of a tax benefit of $2.1 million from an adjustment of deferred tax liabilities.
Discontinued operations. Results from discontinued operations in 2010 primarily relate to the sale of the Prescott lumber mill in November 2010, which resulted in a pre-tax gain on disposal of $0.9 million, partially offset by other Prescott expenses of $0.6 million.

DISCUSSION OF BUSINESS SEGMENTS

FORM 10-K / 33

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2011	2010	INCREASE (DECREASE)
Segment Revenues:
Resource	$226,969	$225,834	$1,135
Real Estate	50,029	85,226	(35,197)
Wood Products	271,580	273,887	(2,307)
Total segment revenues, before eliminations	$548,578	$584,947	$(36,369)
Operating income:
Resource	$59,792	$62,107	$(2,315)
Real Estate	31,384	30,425	959
Wood Products	7,267	7,140	127
Total segment operating income, before eliminations and adjustments, and corporate items	$98,443	$99,672	$(1,229)
Resource Segment. Revenues for the segment increased $1.1 million in 2011 over 2010, primarily due to strong demand in Idaho that kept harvest levels and prices in our Northern region slightly higher than in 2010, partially offset by reduced harvest levels and prices in our Southern region compared to 2010. Due to the decreased demand and prices in our Southern region, we shifted a portion of our planned harvest to our Northern region in order to capture better pricing opportunities. In total, higher prices accounted for approximately $4.0 million of the revenue variance, partially offset by a negative $2.3 million variance in other revenues, primarily from biomass revenues in 2010 that did not recur in 2011, and a negative $0.6 million variance due to sales volumes. We harvested 4.1 million tons in 2011 compared to 4.2 million tons in 2010.
In our Northern region, sawlog sales volumes and prices increased 2% and 8%, respectively. The increased volumes resulted from increased demand and the shift in the harvest between regions to capture pricing opportunities. Sawlog prices increased due to a general strengthening in demand for mixed sawlogs, partially offset by slightly weaker demand for cedar. Northern pulpwood sales volumes and prices increased 1% and 9%, respectively, due to increased demand and a shortage of residual chips in the Pacific Northwest. The pulpwood market in Idaho declined during 2010 due to a region-wide reduction in demand as a result of other companies’ closures of two large pulp manufacturing facilities in the Pacific Northwest in early 2010.
In our Southern region, sawlog sales volumes and prices decreased 16% and 7%, respectively, in 2011 from 2010, both primarily due to a general lack of demand throughout 2011, which led us to shift harvest volumes between regions, and the closure of a major customer's facility late in 2011. Southern pulpwood sales volumes increased 15% in 2011 over 2010, while prices decreased 15%. The increased volumes resulted from pine plantation thinnings, but an overabundance of fiber availability had a negative impact on prices.
Expenses for the segment increased $3.4 million, or 2%, in 2011 over 2010, primarily due to higher logging and hauling expense primarily associated with higher diesel fuel costs, partially offset by decreased depletion due to the sale of Wisconsin properties in 2010. Operating income for our Resource segment decreased $2.3 million, or 4%, in 2011 from 2010.
Real Estate Segment. Revenues decreased $35.2 million, expenses decreased $36.2 million and operating income increased $1.0 million in 2011 compared to 2010, all primarily due to the sale of fewer acres of lower basis timberlands in Idaho in 2011 compared to the sale of a greater number of acres of higher basis timberlands in Wisconsin in 2010. The Idaho timberland sold in 2011 was owned for a longer time and thus had a lower basis than the Wisconsin timberland sold in 2010 that was purchased in 2007.
Wood Products Segment. Revenues for the segment decreased $2.3 million in 2011 from 2010, primarily due to lower sales volumes at fairly comparable overall average prices between the years. Expenses for the segment decreased $2.5 million, or 1%, in 2011 from 2010. The decreased expenses were primarily the result of the $4.5 million benefit of the lumber hedge in 2011 compared to the negative $2.9 million unrealized mark to market adjustment in 2010, partially offset by increased log and freight costs in 2011. Also included in the 2010 results is a pre-tax loss of $1.8 million from the sale of the railroad we operated in Idaho. The Wood Products segment reported operating income of $7.3 million in 2011 compared to $7.1 million in 2010.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009
The following table sets forth year-to-year changes in items included in our Consolidated Statements of Operations

FORM 10-K / 34

for the years ended December 31, 2010 and 2009.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2010	2009	INCREASE (DECREASE)
Revenues	$539,447	$476,169	$63,278
Costs and expenses:
Cost of goods sold	423,353	338,350	85,003
Selling, general and administrative expenses	39,347	47,382	(8,035)
Environmental remediation charge	4,096	739	3,357
Asset impairment charge	—	2,994	(2,994)
	466,796	389,465	77,331
Earnings from continuing operations before interest and taxes	72,651	86,704	(14,053)
Interest expense, net	(27,780)	(21,921)	5,859
Earnings from continuing operations before taxes	44,871	64,783	(19,912)
Income tax benefit (provision)	(4,596)	16,648	21,244
Earnings from continuing operations	40,275	81,431	(41,156)
Discontinued operations, net of tax	119	(4,103)	4,222
Net earnings	$40,394	$77,328	$(36,934)

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
Environmental remediation charge. In 2010, we recorded a pre-tax charge of $4.1 million associated with estimated liabilities related to our Avery Landing site for a total accrual of $4.8 million at December 31, 2010.
Asset impairment charge. In 2009, we recorded a pre-tax charge of $3.0 million associated with the impairment of our particleboard manufacturing facility. There were no asset impairment charges in 2010.
Interest expense, net. Net interest expense increased $5.9 million, or 27%, over 2009, primarily due to interest expense associated with our $150 million senior notes issued in November 2009, partially offset by the fact that we did not incur any interest expense related to our bank credit facility as we had no outstanding borrowings during 2010.
Income tax benefit (provision). The income tax provision for 2010 was due to the pre-tax income for Potlatch TRS, a charge of $1.4 million related to deferred taxes associated with our retiree health care liabilities and a charge of $0.3 million with respect to built-in gain taxes attributable to the sale of REIT properties, partially offset by recognition of a tax benefit of $2.1 million from an adjustment of deferred tax liabilities. The income tax benefit for 2009 was due to the pre-tax loss for Potlatch TRS, recognition of a $6.2 million federal tax benefit with respect to electricity produced from qualified energy resources and sold to an unrelated party, and recognition of a tax benefit of $1.0 million from an adjustment to prior year state income tax returns, partially offset by $10.5 million with respect to built-in gain taxes attributable to the sale of REIT properties that were not deferred under the LKE provisions of the Internal Revenue Code.
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

FORM 10-K / 35

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
Resource Segment. Revenues for the segment decreased $8.6 million, or 4%, in 2010 from 2009, primarily as a result of decreased revenues due to the $49.0 million of revenues from the timber deed sale in 2009, partially offset by an 8% increase in total sales volumes and increased average sales prices in 2010. The increase in total sales volumes was attributable to increased demand in 2010 combined with our planned harvest deferral in 2009, which occurred primarily in our Northern region. We harvested 4.2 million tons of wood fiber in 2010 compared to 3.8 million tons in 2009.
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
Real Estate Segment. Revenues increased $19.9 million, expenses increased $38.4 million and operating income decreased $18.5 million in 2010 compared to 2009, all primarily due to the sale of 87,827 acres of non-strategic timberlands in Wisconsin and Arkansas for $64.8 million in 2010 compared to the sale of 24,549 acres of non-strategic timberlands in Arkansas for $43.3 million in 2009. The Wisconsin timberland was purchased in 2007, so there was a higher cost basis associated with these acres than with the Arkansas timberland that we have owned for a longer time.
Wood Products Segment. Revenues for the segment increased $57.3 million, or 26%, in 2010 over 2009, primarily due to average lumber selling prices 16% higher than the previous year combined with a 14% increase in sales volumes. Sales prices and volumes both increased as a result of slightly improved economic conditions in 2010. In addition, several of our mills ran at reduced production levels in 2009 due to market conditions and lack of demand for manufactured wood products. Expenses for the segment increased $29.7 million, or 13%, in 2010 over 2009. The increased expenses were the result of higher costs of sales associated with increased sales volumes. Also included in the segment’s 2010 results is a pre-tax loss of $1.8 million from the sale of the railroad we operated in Idaho and a negative $2.9 million unrealized mark to market adjustment related to our lumber hedge that cash settled at various dates during 2011. The Wood Products segment reported operating income of $7.1 million for 2010 compared to an operating loss of $20.5 million in 2009.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2011, our financial position included long-term debt of $366.4 million, including current installments on long-term debt of $21.7 million. Long-term debt at December 31, 2010 was $368.5 million, including

FORM 10-K / 36

current installments on long-term debt of $5.0 million. Stockholders’ equity at December 31, 2011, was $142.1 million compared to the December 31, 2010 balance of $204.4 million. Distributions to common stockholders in 2011 totaled $73.9 million, compared to $81.6 million in 2010. The ratio of long-term debt to stockholders’ equity was 2.6 to 1 at December 31, 2011, compared to 1.8 to 1 at December 31, 2010.
Working capital totaled $57.2 million at December 31, 2011, compared to $95.8 million at December 31, 2010. The significant changes in the components of working capital are as follows:

•
Cash and short-term investments combined decreased $20.0 million primarily due to the payment of the cash distributions to common shareholders of $73.9 million and the $9.4 million contribution to our qualified pension plans, partially offset by net earnings.

•	Receivables decreased $7.7 million primarily due to decreased taxes receivable and trade receivables.

•	Inventories increased $4.2 million primarily due to an increase in the log inventories at several of our mills in preparation for the weather-related slowdown in log deliveries in the winter months.

•
The current portion of long-term debt increased $16.7 million due to the scheduled maturities of $16.5 million of medium-term notes in January and February 2012 and a $5.2 million bond in April 2012, partially offset by the maturity of $5.0 million of medium-term notes in January 2011.

•	Accounts payable and accrued liabilities decreased $3.7 million primarily due to the liability associated with the lumber hedge at December 31, 2010.
Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2011, are as follows:
(Dollars in thousands)

2012	$21,661
2013	8,413
2014	21,000
2015	22,500
2016	5,000

Cash Flows Summary
The following table presents information regarding our cash flows for the years ended December 31, 2011, 2010 and 2009.

(Dollars in thousands)	Years Ended December 31,
	2011	2010	2009
Cash flows from continuing operations:
Net cash provided by operating activities	$77,115	$126,073	$119,914
Net cash provided by (used for) investing activities	4,503	(45,476)	(46,719)
Net cash used for financing activities	(79,392)	(79,538)	(64,679)
Cash provided by continuing operations	2,226	1,059	8,516
Cash provided by (used for) discontinued operations	—	3,002	(7,869)
Change in cash	2,226	4,061	647
Balance at beginning of year	5,593	1,532	885
Balance at end of year	$7,819	$5,593	$1,532
Net cash provided by operating activities from continuing operations in 2011 totaled $77.1 million, compared to $126.1 million in 2010 and $119.9 million in 2009. The variance between 2011 and 2010 was primarily related to the reduced proceeds from real estate sold in 2011 and the $9.4 million contribution to our qualified pension plans. In
2010, lower net earnings from continuing operations as compared to 2009 were affected by the increased revenues from real estate sold in 2010 and the change in deferred taxes compared to the change in 2009.
Net cash provided by investing activities from continuing operations was $4.5 million in 2011. Net cash used for investing activities from continuing operations was $45.5 million in 2010 and $46.7 million in 2009. In 2011, the decrease in short-term investments of $22.3 million was partially offset by $16.9 million used for capital

FORM 10-K / 37

expenditures. In 2010, we increased short-term investments by $31.7 million and used $15.0 million for capital expenditures. In 2009, we increased short-term investments by $31.8 million and used $15.7 million for capital expenditures.
At December 31, 2011, our authorized capital spending budget totaled $20.3 million. Our capital spending is primarily related to reforestation expenditures, logging road construction, smaller high-return discretionary projects and routine general replacement projects for our wood products manufacturing facilities.
Net cash used for financing totaled $79.4 million in 2011, $79.5 million in 2010 and $64.7 million in 2009. Net cash used for financing in 2011 was primarily attributable to paying our quarterly cash distributions to stockholders, which amounted to a total of $73.9 million in 2011, and the maturity of $5.0 million of medium-term notes. Net cash used for financing in 2010 was primarily attributable to paying our quarterly cash distributions to stockholders, which amounted to a total of $81.6 million in 2010. Net cash used for financing in 2009 was primarily attributable to paying off the $129.1 million balance of the bank credit facility and paying our quarterly cash distributions to stockholders, which amounted to a total of $81.1 million in 2009, partially offset by the $147.4 million proceeds from the issuance of our senior notes.
Cash provided by discontinued operations totaled $3.0 million in 2010, primarily reflecting the net proceeds from the sale of the Prescott mill assets in November 2010. Cash used for discontinued operations in 2009 totaled $7.9 million, primarily resulting from the $5.75 million OSB settlement with Ainsworth and the related legal expenses.
Our current secured bank credit facility, which expires on December 8, 2013, provides for a revolving line of credit of up to $150 million, including a $35 million subfacility for letters of credit and a $20 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Subject to certain conditions and agreement of the lenders, the bank credit facility may be increased by up to an additional $100 million. As of December 31, 2011, there were no borrowings outstanding under the revolving line of credit, and approximately $2.0 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2011 was $148.0 million.
Pursuant to an amendment effective February 4, 2011, we reduced the available borrowing capacity under our bank credit facility to $150 million from $250 million, the Minimum Collateral Coverage Ratio increased to 3.00 to 1.00 from 2.25 to 1.0, and the Maximum Funded Indebtedness to Capitalization Ratio increased to 70.0% from 60.0%. Effective June 28, 2011, we reduced the amount of timberland securing the facility to 351,900 acres from 640,900 acres, primarily due to the decreased available borrowing capacity. Pursuant to an amendment effective December 22, 2011, we reduced our Minimum Interest Coverage Ratio to 2.00 to 1.00 from 3.00 to 1.00, added a Minimum Liquidity requirement of $60.0 million, and eliminated our ability to incur additional secured indebtedness without the consent of the credit facility's lenders.
The bank credit facility is secured by a pledge of the capital stock of our subsidiaries and by 351,900 acres of our timberlands in Idaho to satisfy the minimum collateral coverage ratio, as described below. This pledge is on an equal rights of payment and level of seniority basis with the $22.5 million principal amount of 6.95% debentures due 2015 and the $43.8 million principal amount of medium-term notes due 2012 through 2022.
The agreement governing our bank credit facility contains certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The bank credit facility also contains financial maintenance covenants establishing a minimum interest coverage ratio, a minimum collateral coverage ratio, a maximum funded indebtedness to capitalization ratio and a minimum liquidity requirement. We will be permitted to pay distributions to our stockholders under the terms of the bank credit facility so long as we remain in pro forma compliance with the financial maintenance covenants.
The table below sets forth the most restrictive covenants in the bank credit facility and our status with respect to these covenants as of December 31, 2011:

	COVENANT REQUIREMENT	ACTUAL RATIO AT DECEMBER 31, 2011
Minimum Interest Coverage Ratio	2.00 to 1.00	3.95 to 1.00
Minimum Collateral Coverage Ratio	3.00 to 1.00	3.27 to 1.00
Maximum Funded Indebtedness to Capitalization Ratio	70%	56.4%
Minimum Liquidity Requirement	$60.0 million	$218.8 million

FORM 10-K / 38

The Interest Coverage Ratio is our twelve months ended EBITDDA divided by interest expense for the same period. EBITDDA, as we define it, is earnings from continuing operations adjusted for net interest expense, provision/benefit for income taxes, depreciation, depletion and amortization, and the basis of real estate sold.
The Collateral Coverage Ratio is the appraised value of our timberlands in Idaho pledged to secure the bank credit facility divided by our total secured debt plus our available borrowing capacity on the bank credit facility. Our secured debt consists of the $22.5 million principal amount of 6.95% debentures due 2015 and the $43.8 million principal amount of medium-term notes due 2012 through 2022.
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
The Minimum Liquidity Requirement is the sum of our unrestricted cash and short-term investments plus the maximum undrawn amount we are able to borrow under the bank credit facility while remaining compliant with the Maximum Funded Indebtedness to Capitalization Ratio.
We believe that our cash and short-term investments on hand, cash flows from operations and available borrowings under our bank credit facility will be sufficient to fund our operations, regular stockholder distributions, capital expenditures and debt service obligations for the next twelve months. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will be in compliance with the financial covenants in our bank credit facility so that future borrowings thereunder will be available to us. Thus, our ability to fund our operations and stockholder distributions will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed above under the heading “Factors Influencing our Results of Operations and Cash Flows,” many of which are beyond our control.
Based on our outlook for 2012 and taking into account planned harvest activities, we expect to fund a majority of our 2012 annual cash distributions from cash and short-term investments on hand at December 31, 2011, and by using the cash flows from our REIT-qualifying timberland operations. The rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from our wood products manufacturing business for the payment of stockholder distributions. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund distributions to stockholders using cash flows from Potlatch TRS.
On November 3, 2009, we sold $150 million aggregate principal amount of 7.5% senior notes. The terms of the notes limit our ability and the ability of any subsidiary guarantors to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, and create liens. With respect to the limitation on dividends and the repurchase of our capital stock, these restricted payments are permitted as follows:

•
We may use 100% of our Funds Available for Distribution, or FAD, for the period January 1, 2010 through the end of the quarter preceding the payment date, less cumulative restricted payments previously made from FAD during that period, to make restricted payments.

•
If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $90.1 million at December 31, 2011.

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

FAD, as defined in the indenture governing the senior notes, is earnings from continuing operations, plus depreciation, depletion and amortization, plus basis of real estate sold, and minus capital expenditures. For purposes of this definition, capital expenditures exclude all expenditures relating to direct or indirect timberland purchases in excess of $5 million. Under this definition, our FAD for 2011 was $63.9 million and our distributions paid in 2011 were $73.9 million.
The major debt rating agencies routinely evaluate our debt and our access to capital, and our cost of borrowing can

FORM 10-K / 39

increase or decrease depending on our credit rating. In January 2012, S&P affirmed our corporate BB rating, with a negative outlook. In January 2012, Moody’s affirmed our corporate and debt ratings of Ba1, with a stable outlook.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2011. Portions of the amounts shown are reflected in our consolidated financial statements and accompanying notes, as required by generally accepted accounting principles. See the footnotes following the table for information regarding the amounts presented and for references to relevant consolidated financial statement notes that include a detailed discussion of the item.

	PAYMENTS DUE BY PERIOD
(Dollars in thousands)	TOTAL	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt[1]	$366,410	$21,661	$29,413	$27,500	$287,836
Interest on long-term debt	206,935	23,759	46,218	42,262	94,696
Operating leases[2]	9,793	2,900	4,054	2,354	485
Purchase obligations[3]	21,642	7,382	8,002	6,258	—
Other obligations[4]	237,490	69,441	44,226	53,440	70,383
Total	$842,270	$125,143	$131,913	$131,814	$453,400

[1]	See Note 9, “Debt,” in the notes to consolidated financial statements.

[2]	See Note 14, “Commitments and Contingencies,” in the notes to consolidated financial statements.

[3]	Purchase obligations consist primarily of accounts payable, the purchase of raw materials, contracts for timber cutting and contracts with electricity providers.

[4]
Included in other obligations are payments under qualified pension plans and for other postretirement employee benefit obligations. Payments under qualified pension plans are based on estimated minimum required contributions for years 1-5. Payments for other postretirement employee benefit obligations are based on expected future benefit payments as disclosed in Note 13, “Savings Plans, Pension Plans and Other Postretirement Employee Benefits,” in the notes to consolidated financial statements for years 1-5.

OFF-BALANCE SHEET ARRANGEMENTS
We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.
DISTRIBUTIONS TO SHAREHOLDERS
The following table summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31:

(Amounts per share)	2011	2010	2009
Qualified distributions	$—	$—	$—
Capital gain distributions	0.83	1.54	2.04
Non-taxable return of capital	1.01	0.50	—
Total distributions	$1.84	$2.04	$2.04

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risks on financial instruments includes interest rate risk on our short-term investments, bank credit facility and interest rate swap agreements and commodity risk on our lumber hedges. All market risk

FORM 10-K / 40

sensitive instruments were entered into for purposes other than trading purposes.
Our short-term investments consist of demand deposits, money market funds and variable rate demand obligations, all of which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. All short-term investments are made in compliance with the requirements of the Internal Revenue Code with respect to qualifying REIT investments.
The interest rates applied to borrowings under our bank credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our bank credit facility borrowings through the use of derivative financial instruments. There were no outstanding borrowings at December 31, 2011.
The majority of our long-term debt is fixed rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. However, we entered into interest rate swap agreements, effective July 1, 2010, on $68.25 million of fixed rate debt securities, or approximately 19% of our long-term debt. As of December 31, 2011, we had eight separate interest rate swaps with notional amounts totaling $63.25 million.The swaps convert interest payments with fixed rates ranging between 6.95% and 8.89% to a three-month LIBOR plus a spread between 4.738% and 7.805%. The interest rate swaps terminate at various dates between January 2012 and February 2018. See Note 12 to the consolidated financial statements for additional information about our interest rate swaps.
We occasionally enter into lumber hedging contracts to mitigate commodity price risk related to sales by the Wood Products segment. These contracts normally cash settle at various dates throughout the length of the contracts. An unrealized mark to market adjustment of negative $2.9 million was recognized for the year ended December 31, 2010. In 2011, our lumber hedges provided earnings of $4.5 million to our Wood Products segment. See Note 12 to the consolidated financial statements for additional information about our lumber hedges.

Quantitative Information about Market Risks
(Dollars in thousands)

	EXPECTED MATURITY DATE
	2012	2013	2014	2015	2016	THEREAFTER	TOTAL
Long-term debt:
Fixed rate	$21,661	$8,413	$21,000	$22,500	$5,000	$287,836	$366,410
Average interest rate	8.3%	7.5%	7.1%	7.0%	8.8%	7.0%	7.0%
Fair value at 12/31/11							$373,791

FORM 10-K / 41

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per-share amounts)

	FOR THE YEARS ENDED DECEMBER 31,
	2011	2010	2009
Revenues	$497,421	$539,447	$476,169
Costs and expenses:
Cost of goods sold	382,252	423,353	338,350
Selling, general and administrative expenses	40,549	39,347	47,382
Environmental remediation charge	1,200	4,096	739
Asset impairment charge	1,180	—	2,994
	425,181	466,796	389,465
Earnings from continuing operations before interest and taxes	72,240	72,651	86,704
Interest expense, net	(27,829)	(27,780)	(21,921)
Earnings from continuing operations before taxes	44,411	44,871	64,783
Income tax (provision) benefit	(4,145)	(4,596)	16,648
Earnings from continuing operations	40,266	40,275	81,431
Discontinued operations:
Gain (loss) from discontinued operations (including gain on disposal of $—, $922 and $—)	—	182	(6,788)
Income tax (provision) benefit	—	(63)	2,685
	—	119	(4,103)
Net earnings	$40,266	$40,394	$77,328
Earnings per common share from continuing operations:
Basic	$1.00	$1.01	$2.05
Diluted	1.00	1.00	2.04
Loss per common share from discontinued operations:
Basic	—	—	(0.11)
Diluted	—	—	(0.11)
Net earnings per common share:
Basic	1.00	1.01	1.94
Diluted	1.00	1.00	1.93
The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2011	2010	2009
Net earnings	$40,266	$40,394	$77,328
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net gain (loss) arising during the period, net of tax of $(21,960), $5,132, and $(7,664)	(34,347)	8,027	(11,987)
Prior service (cost) credit arising during the period, net of tax of $2,264, $(279), and $29,712	3,541	(436)	46,474
Amortization of actuarial loss included in net periodic cost, net of tax of $5,414, $4,994, and $3,251	8,469	7,811	5,084
Amortization of prior service cost (credit) included in net periodic cost, net of tax of $(3,062), $(3,001), and $3	(4,790)	(4,695)	6
Recognition of deferred taxes related to actuarial gain on OPEB obligations	—	3,015	—
Other comprehensive income (loss), net of tax	(27,127)	13,722	39,577
Comprehensive income	$13,139	$54,116	$116,905
The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

FORM 10-K / 42

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per-share amounts)

	AT DECEMBER 31
	2011	2010
ASSETS
Current assets:
Cash	$7,819	$5,593
Short-term investments	62,989	85,249
Receivables, net of allowance for doubtful accounts of $450 and $460	13,533	21,278
Inventories	28,603	24,375
Deferred tax assets	11,909	13,346
Other assets	9,998	11,953
Total current assets	134,851	161,794
Property, plant and equipment, at cost less accumulated depreciation	61,453	67,174
Timber and timberlands, net	459,687	472,349
Deferred tax assets	57,924	49,054
Other assets	32,305	31,340
	$746,220	$781,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$21,661	$5,011
Current liability for pensions and other postretirement employee benefits	8,172	9,517
Accounts payable and accrued liabilities	47,776	51,504
Total current liabilities	77,609	66,032
Long-term debt	344,742	363,485
Liability for pensions and other postretirement employee benefits	163,116	129,124
Other long-term obligations	18,615	18,631
Stockholders’ equity:
Preferred stock, Authorized 4,000,000 shares, no shares issued	—	—
Common stock, $1 par value, Authorized 100,000,000 shares, Issued 40,202,170 shares and 40,032,587 shares	40,202	40,033
Additional paid-in capital	329,206	330,894
Retained earnings (accumulated deficit)	(86,388)	(52,733)
Accumulated other comprehensive loss, net of tax of $(91,891) and $(74,547)	(140,882)	(113,755)
Total stockholders’ equity	142,138	204,439
	$746,220	$781,711
The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.
Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2011	2010	2009
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$40,266	$40,394	$77,328
Adjustments to reconcile net earnings to net operating cash flows from continuing operations:
Depreciation, depletion and amortization	29,092	31,204	34,715
Basis of real estate sold	10,219	48,670	10,696
Change in deferred taxes	4,218	5,427	(21,037)
Loss (gain) on disposition of property, plant and equipment	(131)	1,078	(1,628)
Employee benefit plans	(2,181)	(6,241)	(138)
Equity-based compensation expense	4,404	3,952	3,829
Asset impairment charge	1,180	—	2,994
Loss (gain) from discontinued operations	—	(119)	4,103
Proceeds from land sales deposited with a like-kind exchange intermediary	—	(341)	(2,030)
Other, net	55	—	130
Funding of qualified pension plans	(9,400)	—	—
Decrease (increase) in receivables	7,745	(3,117)	4,601
Decrease (increase) in inventories	(4,228)	(385)	5,223
Decrease (increase) in prepaid expenses	(8)	455	32
Increase (decrease) in accounts payable and accrued liabilities	(4,116)	5,096	1,096
Net cash provided by operating activities from continuing operations	77,115	126,073	119,914
CASH FLOWS FROM INVESTING
Decrease (increase) in short-term investments	22,260	(31,743)	(31,843)
Additions to property, plant and equipment	(5,338)	(5,215)	(4,317)
Additions to timber and timberlands	(11,548)	(9,786)	(11,380)
Proceeds from disposition of property, plant and equipment	224	3,075	1,871
Other, net	(1,095)	(1,807)	(1,050)
Net cash provided by (used for) investing activities from continuing operations	4,503	(45,476)	(46,719)
CASH FLOWS FROM FINANCING
Distributions to common stockholders	(73,921)	(81,578)	(81,132)
Decrease in notes payable	—	—	(129,100)
Issuance of common stock	1,430	2,156	1,839
Change in long-term debt	(5,011)	(11)	147,094
Change in book overdrafts	157	2,178	860
Deferred financing costs	(698)	(249)	(4,375)
Employee tax withholdings on vested performance share awards	(1,641)	(2,075)	(77)
Other, net	292	41	212
Net cash used for financing activities from continuing operations	(79,392)	(79,538)	(64,679)
Cash from continuing operations	2,226	1,059	8,516
Cash flows provided by (used for) discontinued operations	—	3,002	(7,869)
Increase in cash	2,226	4,061	647
Balance at beginning of year	5,593	1,532	885
Balance at end of year	$7,819	$5,593	$1,532

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest, net of amount capitalized	$25,241	$26,135	$25,495
Income taxes	(5,984)	255	(540)
Non-cash investing activity:
Additions to timber and timberlands	341	—	202
Non-cash financing activity:
Restricted cash payment from Clearwater Paper Corporation for the maturity of credit sensitive debentures	—	—	106,250
The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands, except per-share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2008	39,740,898	$39,741	$333,292	$(7,745)	$(167,054)	$198,234
Exercise of stock options and stock awards	81,540	82	1,757	—	—	1,839
Performance share and restricted stock unit awards	4,346	4	3,747	—	—	3,751
Net earnings	—	—	—	77,328	—	77,328
Pension plans and OPEB obligations	—	—		—	39,577	39,577
Transfer of assets from REIT to subsidiary	—	—	(13,645)	—	—	(13,645)
Spin-off of Clearwater Paper Corporation	—	—	3,838	—	—	3,838
Common distributions, $2.04 per share	—	—	—	(81,132)	—	(81,132)
Balance, December 31, 2009	39,826,784	$39,827	$328,989	$(11,549)	$(127,477)	$229,790
Exercise of stock options and stock awards	107,296	107	2,049	—	—	2,156
Performance share and restricted stock unit awards	98,507	99	1,778	—	—	1,877
Net earnings	—	—	—	40,394	—	40,394
Pension plans and OPEB obligations	—	—	—	—	13,722	13,722
Transfer of assets from REIT to subsidiary	—	—	(1,922)	—	—	(1,922)
Common distributions, $2.04 per share	—	—	—	(81,578)	—	(81,578)
Balance, December 31, 2010	40,032,587	$40,033	$330,894	$(52,733)	$(113,755)	$204,439
Exercise of stock options and stock awards	77,446	77	1,261	—	—	1,338
Performance share and restricted stock unit awards	92,137	92	2,744	—	—	2,836
Net earnings	—	—	—	40,266	—	40,266
Pension plans and OPEB obligations	—	—	—	—	(27,127)	(27,127)
Transfer of assets from REIT to subsidiary	—	—	(5,693)	—	—	(5,693)
Common distributions, $1.84 per share	—	—	—	(73,921)	—	(73,921)
Balance, December 31, 2011	40,202,170	$40,202	$329,206	$(86,388)	$(140,882)	$142,138
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
We are primarily engaged in activities associated with timberland management, including the sale of timber, the management of our approximately 1.44 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacture and sale of wood products. Our timberlands and all of our wood products facilities are located within the continental United States. The primary market for our products is the United States. As discussed in Note 1, we converted to a Real Estate Investment Trust, or REIT, effective January 1, 2006.
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
EQUITY-BASED COMPENSATION
At December 31, 2011, we had three stock incentive plans under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At December 31, 2011, no shares were available for future use under the 1995 and 2000 Stock Incentive Plans, while approximately 450,000 shares were authorized for future use under the 2005 Stock Incentive Plan. We issue new shares of common stock to pay stock option exercises and to settle performance share awards and RSU awards.
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

TIMBER AND TIMBERLANDS
Timber and timberlands are valued at cost less accumulated depletion and amortization. For fee timber, the capitalized cost includes costs related to stand establishment, such as site preparation, including all costs of preparing the land for planting, cost of seeds or seedlings, tree planting, including labor, materials, depreciation of company-owned equipment and the cost of contract services. Upon completion of planting activities and field inspection to assure the planting operation was successful, a plantation will be considered “established.” Subsequent expenditures made to maintain the integrity or enhance the growth of an established plantation or stand are expensed. Post-establishment expenses include release spray treatments, pest control activities, thinning operations and fertilization. Expenditures for forest management consist of regularly recurring items necessary to ownership and administration of timber producing property such as fire protection, property taxes and insurance, silviculture costs incurred subsequent to stand establishment, cruising (physical inventory), property maintenance and salaries, supplies, travel, record-keeping and other normal recurring administrative personnel costs. These expenditures are accounted for as current operating expenses. Timberland purchased on the open market is capitalized and the cost is allocated to the relative values of the component items as appraised, such as timberland, merchantable sawlogs, merchantable pulpwood, reproduction (young growth not merchantable), logging roads and other land improvements. The capitalized cost includes purchase price, title search and title recording, transfer taxes and fees, timber cruises, appraisals and running of boundary lines.
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
LIKE-KIND EXCHANGES AND RESTRICTED CASH
In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, we sometimes enter into like-kind exchange, or LKE, tax-deferred transactions. There are two main types of LKE transactions: forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold by us. Both forward and reverse transactions must be completed within prescribed time periods under Internal Revenue Code section 1031.
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
At December 31, 2011 and 2010, we had $0 and $0.3 million, respectively, of proceeds from land sales deposited with a qualified LKE intermediary classified as restricted cash, within non-current “Other assets” on our Consolidated Balance Sheets.
LONG-LIVED ASSETS
Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budget estimates are adjusted periodically to reflect changing business conditions, and operations are reviewed, as appropriate, for impairment using the most current data available. In certain circumstances we may also use fair market value to determine the carrying value of certain assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
Under ASC Topic 410-20, we must recognize a liability and an asset equal to the fair value of our legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. Our primary obligations relate to asbestos located within our manufacturing facilities and a landfill site. We have recorded assets and corresponding liabilities that are not material to our financial position or results of operations. We have also identified situations that would have likely resulted in the recognition of additional asset retirement obligations, except for an inability to reasonably estimate the fair value of the liability at this time. Most of these situations relate to asbestos located within our manufacturing facilities where a settlement date or range of settlement dates cannot be specified, so we are unable at this time to apply present value calculations to appropriately value an obligation. We review these obligations annually, and any additional obligations recognized in the future as more information becomes available are not expected to have a material effect on our financial position, results of operations or cash flows.
INCOME TAXES
The income tax provision or benefit is based on earnings or losses reported in the consolidated financial statements. Deferred income taxes are recorded under the asset and liability method for the temporary differences between reported earnings and taxable income using current tax laws and rates.
REVENUE RECOGNITION
We recognize revenue from the sale of timber when legal ownership and the risk of loss transfers to the buyer and the quantity sold is determinable. The company sells timber under delivered log agreements as well as through sales of standing timber, or stumpage. For delivered sales, revenue, which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold using pay-as-cut, timber deed or lump-sum sale agreements. Under a pay-as-cut sales contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract. Under a timber deed sale, the buyer agrees to purchase and harvest specified timber on a tract of land over the term of the contract, the risk of loss and title to the trees transfer to the buyer when the contract is signed and the buyer pays the full purchase price when the contract is signed. Revenue from a timber deed sale is recognized when the contract is signed. Under a lump-sum sale, the parties agree to a purchase price for all the timber available for harvest on a tract of land. Generally the purchase price is paid when the contract is signed. Title to the timber and risk of loss transfers to the buyer as the timber is harvested. Therefore, revenue under a lump-sum sale is recognized over the term of the contract based on the timber harvested compared to the total estimated timber available to be harvested. An adjustment may be required to the extent the actual timber harvested is different than the estimate of timber available.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2011-04. The amendments in this update contain common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles, or GAAP, and International Financial Reporting Standards, or IFRS. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.
In June 2011, the FASB issued ASU No. 2011-05, with the objective of increasing the prominence of items reported in other comprehensive income and facilitating convergence of U.S. generally accepted accounting principles, or GAAP, and International Financial Reporting Standards, or IFRS. It eliminates the option of reporting other comprehensive income and its components in the statement of changes in stockholder's equity. The update requires the components of net income, the components of other comprehensive income, and the total of comprehensive income to be presented in either a single continuous statement of comprehensive income or in two consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Our presentation is consistent with ASU No. 2011-05, therefore this guidance will not require a change of presentation. Refer to our Consolidated Statements of Comprehensive Income.

FORM 10-K / 43

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

NOTE 2.
Earnings per Common Share
The following table reconciles the number of common shares used in calculating the basic and diluted earnings per share from continuing operations for the years ended December 31:

(Dollars in thousands, except per-share amounts)	2011	2010	2009
Earnings from continuing operations	$40,266	$40,275	$81,431

Basic average common shares outstanding	40,159,141	39,971,073	39,763,090
Incremental shares due to:
Common stock options	45,232	81,942	83,799
Performance shares	146,157	132,455	105,771
Restricted stock units	32,455	33,859	20,953
Diluted average common shares outstanding	40,382,985	40,219,329	39,973,613

Basic earnings per common share from continuing operations	$1.00	$1.01	$2.05
Diluted earnings per common share from continuing operations	$1.00	$1.00	$2.04

Anti-dilutive shares excluded from the calculation:
Performance shares	77,767	—	—
Restricted stock units	1,500	5,750	—
Total anti-dilutive shares excluded from the calculation	79,267	5,750	—

Options to purchase shares of common stock excluded from the computation of diluted earnings per share due to exercise prices greater than the average market price during the period	—	—	85,391
NOTE 3.
Short-term Investments
Our short-term investments consist of demand deposits, money market funds and variable rate demand obligations, all of which have very short maturity periods and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. All short-term investments of REIT funds are made in compliance with the requirements of the Internal Revenue Code with respect to qualifying REIT investments.

NOTE 4.
Inventories
(Dollars in thousands)

	2011	2010
Logs	$12,400	$7,619
Lumber and other manufactured wood products	12,002	13,115
Materials and supplies	4,201	3,641
	$28,603	$24,375
Valued at lower of cost or market:
Last-in, first-out basis	$18,717	$15,796
Average cost basis	9,886	8,579
	$28,603	$24,375
If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $9.7 million, $8.5 million, and $9.3 million higher at December 31, 2011, 2010, and 2009, respectively. Reductions in quantities of LIFO inventories valued at higher costs prevailing in prior years had the effect of decreasing earnings, net of income taxes, by $0.8 million in 2011 and 2010. Reductions in quantities of LIFO inventories valued at lower costs prevailing in prior years had the effect of increasing earnings, net of income taxes, by $0.2 million in 2009.

NOTE 5.
Property, Plant and Equipment
(Dollars in thousands)

	2011	2010
Land and land improvements	$16,076	$14,693
Buildings and structures	32,418	32,210
Machinery and equipment	168,538	167,685
Construction in progress	1,367	3,093
	218,399	217,681
Less: accumulated depreciation	(156,946)	(150,507)
Total property, plant and equipment	$61,453	$67,174
Depreciation charged against income from continuing operations totaled $9.8 million, $9.8 million and $11.0 million in each of the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 6.
Timber and Timberlands
(Dollars in thousands)

	2011	2010
Timber and timberlands	$400,874	$412,172
Logging roads	58,813	60,177
	$459,687	$472,349

Depletion from company-owned lands totaled $14.1 million, $17.2 million and $20.2 million in 2011, 2010 and 2009, respectively. Amortization of logging roads totaled $2.4 million, in 2011, 2010 and 2009.
NOTE 7.
Other Assets
(Dollars in thousands)

Current Other Assets:	2011	2010
Basis of real estate held for sale	$7,433	$9,268
Deferred charges	1,437	1,567
Prepaid expenses	1,128	1,118
	$9,998	$11,953
Noncurrent Other Assets:
Noncurrent investments	$22,043	$21,292
Deferred charges	4,535	6,277
Developed land held for sale	3,229	3,229
Derivative asset associated with interest rate swaps	2,409	62
Restricted cash	—	341
Other	89	139
	$32,305	$31,340
Noncurrent investments primarily consist of company-owned life insurance, or COLI, stated at cash surrender value. We plan to fund the majority of our 2012 pension contributions using a loan against our COLI asset. Deferred charges primarily consist of deferred financing costs, which are being amortized over the life of the associated debt.

NOTE 8.
Income Taxes
As a REIT, if we meet certain requirements, we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our shareholders. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) with respect to the REIT’s sale of any real property owned at such date within the first ten years following our conversion to a REIT, except for sales that occurred in 2011. The Small Business Jobs Act of 2010, enacted on September 27, 2010, modified the built-in gains provisions to exempt sales of real properties by a REIT in 2011, if five years of the recognition period had elapsed before January 1, 2011. The built-in gains tax is eliminated or deferred if sale proceeds are reinvested in like-kind property in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sale agreement or timber deed. We are required to pay federal and state corporate income taxes on earnings of our Potlatch TRS operations, principally comprised of our wood products manufacturing operations and certain real estate investments held for development and resale.
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
During 2011, we transferred real estate properties from the REIT to Potlatch TRS that were identified for potential development and resale. As a result of these transfers, we recorded an additional deferred tax liability of $5.7 million associated with the difference between the book and tax basis of the property, with the offset recorded as additional paid-in capital.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Reconciliation Act of 2010, was enacted in March 2010 and included a change in the deductibility of drug expenses reimbursed under the Medicare Part D retiree drug subsidy program beginning after 2012. As a result of this legislation, deferred taxes associated with our retiree health care liabilities based on prior law were required to be adjusted, resulting in a net charge to earnings of approximately $1.4 million in 2010. We recorded income tax benefits related to continuing operations of Potlatch TRS of $0.2 million attributable to the Part D reimbursements received during 2010 that were non-taxable.
The income tax provision (benefit) allocated to continuing operations is comprised of the following for the years ended December 31:
(Dollars in thousands)

	2011	2010	2009
Current	$(73)	$(930)	$4,389
Deferred	4,990	(10,619)	(1,351)
Benefit of net operating loss carryforwards	(772)	16,145	(19,686)
Income tax provision (benefit)	$4,145	$4,596	$(16,648)

The income tax provision (benefit) allocated to continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35% to earnings before income taxes due to the following for the years ended December 31:
(Dollars in thousands)

	2011	2010	2009
Computed “expected” tax expense	$15,544	$15,705	$22,674
Built-in gains tax	—	—	9,294
REIT income not subject to federal income tax	(11,739)	(9,481)	(38,917)
State net operating loss and tax credit valuation allowances	897	286	250
State and local taxes, net of federal income tax	54	311	(2,045)
Tax credits	—	—	(6,504)
Interest, net of federal income tax	—	—	(1,416)
Adjustment of REIT deferred taxes	—	(2,301)	—
Deferred tax adjustment—Retiree Health Care Act	—	1,441	—
All other items	(611)	(1,365)	16
Income tax provision (benefit)	$4,145	$4,596	$(16,648)
Effective tax rate	9.3%	10.2%	(25.7)%

The effective rate for 2011 differs from 2010 due to the impact of the operating income earned by Potlatch TRS and a valuation allowance related to a state net operating loss and tax credit carryforwards. The effective rate for 2010 differs from 2009 due to the impacts of the operating income earned by Potlatch TRS, the deferred tax adjustment caused by the Retiree Health Care Act and the adjustment of deferred tax liabilities established in 2006 for the book to tax difference on property expected to be sold that would result in a built-in gains tax.
Our accounts receivable balances included $0.1 million and $6.1 million of anticipated federal and state tax refunds at December 31, 2011 and 2010, respectively.

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:
(Dollars in thousands)

	2011	2010
Deferred tax assets:
Pensions	$41,380	$25,753
Postretirement employee benefits	25,642	28,771
Net operating loss carryforwards	9,202	8,104
Nondeductible accruals	4,296	5,226
Inventories	3,459	3,400
Tax credits	2,994	2,871
Incentive compensation	2,560	2,564
Employee benefits	1,695	1,891
Other	152	138
Total deferred tax assets	91,380	78,718
Valuation allowance	(2,816)	(1,919)
Deferred tax assets, net of valuation allowance	$88,564	$76,799
Deferred tax liabilities:
Timber and timberlands	$(6,142)	$(3,039)
Property, plant and equipment	(12,589)	(11,360)
Total deferred tax liabilities	(18,731)	(14,399)
Net deferred tax assets	$69,833	$62,400
Net deferred tax assets and liabilities consist of:
(Dollars in thousands)

	2011	2010
Current deferred tax assets	$11,909	$13,346
Noncurrent deferred tax assets	76,655	63,453
Noncurrent deferred tax liabilities	(18,731)	(14,399)
Net noncurrent deferred tax assets	57,924	49,054
Net deferred tax assets	$69,833	$62,400

At December 31, 2011, we had $22.1 million of net operating loss carryforwards for federal and state income tax purposes available to offset future taxable income, if any, which expire in 2029 and 2030.
A valuation allowance has been recognized for certain state net operating loss and tax credit carryforwards due to uncertainty of sufficient taxable income prior to expiration of available carryover periods. The valuation allowance increased $0.9 million, $0.3 million and $0.3 million in 2011, 2010 and 2009, respectively, all related to continuing operations. State net operating losses expire over the next 2 to 20 years and the tax credits expire over the next 14 years.
With the exception of the valuation allowances discussed above, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. In making this determination, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken and expects to have the ability to undertake in the future, we believe that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2011. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified. Such tax planning strategies include the potential transfer of income-producing timberlands from the REIT to Potlatch TRS to generate income sufficient to fund our pension and other postretirement employee benefit obligations, and thus realize our deferred tax assets.
Our deferred tax assets at December 31, 2011 do not include the tax effect on $1.0 million of excess tax benefits from stock compensation plans. Additional paid-in capital will be increased by $0.4 million when these excess tax benefits reduce cash taxes payable.
The following table summarizes the tax years subject to examination by major taxing jurisdictions:

Jurisdiction	Years
Federal	2008	-	2011
Arkansas	2008	-	2011
Michigan	2007	-	2011
Minnesota	2007	-	2011
Idaho	2008	-	2011
We reviewed our tax positions at December 31, 2011, and determined that no uncertain tax positions were taken during 2011, and that no new information was available at that time that would require derecognition of previously taken positions.
We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2011, 2010 and 2009, we recognized a net benefit of approximately $0, $0.2 million and $1.4 million, respectively, related to interest and penalties in our tax provision. At December 31, 2011 and 2010, we had less than $0.1 million accrued for the payment of interest. At December 31, 2011 and 2010, we had $0 and $0.8 million, respectively, accrued as a receivable for interest with respect to open tax refunds.
In connection with the spin-off of Clearwater Paper, we entered into a tax sharing agreement that generally governs each party’s rights, responsibilities and obligations with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the spin-off to be tax-free. Under the tax sharing agreement, we expect that, with certain exceptions, we will be responsible for the payment of all income and non-income taxes attributable to our operations and the operations of our direct and indirect subsidiaries. The tax sharing agreement also sets forth our rights and responsibilities for tax obligations and refunds attributable to tax periods prior to the spin-off date of December 16, 2008.
Under the tax sharing agreement, Clearwater Paper will be responsible for any taxes imposed on us that arise from the failure of the spin-off, together with certain related transactions, to qualify as a tax-free distribution for U.S. federal income tax purposes, including any tax that would result if we were to fail to qualify as a REIT as a result of income recognized by us if the spin-off were determined to be taxable, to the extent such failure to qualify is attributable to actions, events or transactions relating to Clearwater Paper’s stock, assets or business, or a breach of the relevant representations or covenants made by Clearwater Paper in the tax sharing agreement. The tax sharing agreement sets forth the respective obligations of each party with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters. Our tax provision, deferred tax balances, and tax refunds receivable have been determined to be in accordance with the tax sharing agreement.

NOTE 9.
Debt
(Dollars in thousands)

	2011	2010
Revenue bonds, fixed rate 5.9% to 7.75%, due 2012 through 2026	$149,745	$149,712
7.5% Senior Notes, due 2019	147,984	147,726
Debentures, 6.95%, due 2015	22,490	22,488
Medium-term notes, fixed rate 8.75% to 8.89%, due 2012 through 2022	43,750	48,750
Interest rate swaps	2,409	(216)
Other notes	25	36
	366,403	368,496
Less current installments on long-term debt	21,661	5,011
Long-term debt	$344,742	$363,485
We repaid $5.0 million of medium-term notes on their maturity date in 2011. There were no maturities in 2010.

FORM 10-K / 44

Our current secured bank credit facility, which expires on December 8, 2013, provides for a revolving line of credit of up to $150 million, including a $35 million subfacility for letters of credit and a $20 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Subject to certain conditions and agreement of the lenders, the bank credit facility may be increased by up to an additional $100 million. As of December 31, 2011, there were no borrowings outstanding under the revolving line of credit, and approximately $2.0 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2011 was $148.0 million.
Loans made under our bank credit facility can be either (1) Eurodollar loans, which bear interest at the one-month LIBOR or (2) Base Rate loans, which bear interest equal to the highest of (a) the current Federal Funds Rate plus 1/2 of 1%, (b) the one-month LIBOR, or (c) the rate effectively equal to the bank’s prime rate. The interest rates we pay for borrowings under either type of loan include an additional applicable rate of between 3.0% and 4.0%, based upon our Funded Indebtedness to Capitalization Ratio from the prior quarter. As of December 31, 2011, we were able to borrow under the bank credit facility with the additional applicable rate of 3.75%. We pay commitment fees of 0.5% on the unused balance of the bank credit facility.
Pursuant to an amendment effective February 4, 2011, we reduced the available borrowing capacity under our bank credit facility to $150 million from $250 million, the Minimum Collateral Coverage Ratio increased to 3.00 to 1.00 from 2.25 to 1.00, and the Maximum Funded Indebtedness to Capitalization Ratio increased to 70.0% from 60.0%. Effective June 28, 2011, we reduced the amount of timberland securing the facility to 351,900 acres from 640,900 acres, primarily due to the decreased available borrowing capacity. Pursuant to an amendment effective December 22, 2011, we reduced our Minimum Interest Coverage Ratio to 2.00 to 1.00 from 3.00 to 1.00, added a Minimum Liquidity requirement of $60.0 million, and eliminated our ability to incur additional secured indebtedness without the consent of the credit facility's lenders.
The bank credit facility contains financial maintenance covenants establishing a minimum interest coverage ratio, a minimum collateral coverage ratio, a maximum funded indebtedness to capitalization ratio and a minimum liquidity requirement. We will be permitted to pay distributions to our stockholders under the terms of the bank credit facility so long as we remain in pro forma compliance with the financial maintenance covenants.
The table below sets forth the most restrictive covenants in the bank credit facility and our status with respect to these covenants as of December 31, 2011:

	COVENANT REQUIREMENT			ACTUAL RATIO AT DECEMBER 31, 2011
Minimum Interest Coverage Ratio	2.00	to	1.00	3.95	to	1.00
Minimum Collateral Coverage Ratio	3.00	to	1.00	3.27	to	1.00
Maximum Funded Indebtedness to Capitalization Ratio	70.0%			56.4%
Minimum Liquidity Requirement	$60.0 million			$218.8 million

On November 3, 2009, we sold $150 million aggregate principal amount of 7.5% senior notes. The terms of the notes limit our ability and the ability of any subsidiary guarantors to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, and create liens. With respect to the limitation on dividends and the repurchase of our capital stock, these restricted payments are permitted as follows:

•
We may use 100% of our Funds Available for Distribution, or FAD, for the period January 1, 2010 through the end of the quarter preceding the payment date, less cumulative restricted payments previously made from FAD during that period, to make restricted payments.

•
If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $90.1 million at December 31, 2011.

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

FAD, as defined in the indenture governing the senior notes, is earnings from continuing operations, plus

FORM 10-K / 45

depreciation, depletion and amortization, plus basis of real estate sold, and minus capital expenditures. For purposes of this definition, capital expenditures exclude all expenditures relating to direct or indirect timberland purchases in excess of $5 million. Under this definition, our FAD for 2011 was $63.9 million and our distributions paid in 2011 were $73.9 million.
Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2011, are as follows:
(Dollars in thousands)

2012	$21,661
2013	8,413
2014	21,000
2015	22,500
2016	5,000

NOTE 10.
Accounts Payable and Accrued Liabilities
(Dollars in thousands)

	2011	2010
Wages, salaries and employee benefits	$13,361	$13,766
Taxes other than income taxes	7,004	7,625
Environmental remediation	6,000	4,800
Trade accounts payable	4,784	3,857
Interest	4,551	4,726
Logging related expenses	3,788	4,156
Book overdrafts	3,623	3,466
Freight	1,035	851
Lumber hedge	—	2,876
Other	3,630	5,381
	$47,776	$51,504

NOTE 11.
Other Long-Term Obligations
(Dollars in thousands)

	2011	2010
Employee benefits and related liabilities	$13,140	$13,109
Other	5,475	5,522
	$18,615	$18,631

NOTE 12.
Financial Instruments and Concentrations of Risk

FAIR VALUE OF FINANCIAL INSTRUMENTS
Estimated fair values of our financial instruments are as follows:
(Dollars in thousands)

	2011		2010
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Cash, restricted cash and short-term investments (Level 1)	$70,808	$70,808	$91,183	$91,183
Net derivative asset (liability) related to interest rate swaps (Level 2)	2,409	2,409	(216)	(216)
Derivative asset (liability) related to lumber swap (Level 2)	480	480	(2,876)	(2,876)
Long-term debt (including current installments on long-term debt and fair value adjustments related to fair value swaps) (Level 2)	366,403	373,791	368,496	369,351
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
The asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
For cash, restricted cash and short-term investments, the carrying amount approximates fair value due to the short-term nature of these financial instruments. The fair value of the interest rate swaps has been determined based upon quoted market prices for similar assets and liabilities in active markets. The fair value of the non-designated lumber swap has been determined primarily from observable data by correlation and other means. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. For long-term debt for which there is no quoted market price, fair value is estimated based on average market prices for comparable liquid revenue bonds.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We record all derivatives on our balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge.
We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions.
FAIR VALUE HEDGES OF INTEREST RATE RISK
As of December 31, 2011, we had eight separate interest rate swaps with notional amounts totaling $63.25 million associated with our $22.5 million debentures and $40.75 million of our medium-term notes. The swaps convert interest payments with fixed rates ranging between 6.95% and 8.89% to a variable rate of 3-month LIBOR plus a spread between 4.738% and 7.805%. The interest rate swaps terminate at various dates between January 2012 and February 2018.
As of December 31, 2011, we had a derivative asset within non-current other assets of $2.4 million, resulting in a cumulative net increase to the carrying amount of our debt of $2.4 million recorded on our Consolidated Balance Sheets. As of December 31, 2010, we had a derivative asset within non-current other assets of $0.1 million and a derivative liability within other long-term obligations of $0.3 million, resulting in a cumulative net decrease to the carrying amount of our debt of $0.2 million recorded on our Consolidated Balance Sheets.
For the years ended December 31, 2011 and 2010, we recognized an unrealized gain of $2.6 million and an unrealized loss of $0.2 million, respectively, recorded in interest expense due to changes in fair value of the derivatives, which were offset by an unrealized loss of $2.6 million and an unrealized gain of $0.2 million, respectively, recored in interest expense due to the associated change in the carrying amount of hedged debt. Consequently, no net unrealized gain or loss was recognized in income for the years ended December 31, 2011 and 2010 because we recognized no hedge ineffectiveness. For the years ended December 31, 2011 and 2010, we recognized a net gain, resulting in a reduction in interest expense, of $1.0 million and $0.5 million, respectively, which represents realized net gains and losses from net cash settlements and interest accruals on the derivatives.
NON-DESIGNATED LUMBER SWAP
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, commodity price movements or other identified risks, but do not meet the strict hedge accounting requirements. In September 2011, we entered into a commodity swap contract for 31,200 mbf (thousand board feet) of southern yellow pine with an effective date of November 1, 2011 and a termination date of February 29, 2012, with an equal amount cash settling each month. On October 18, 2010, we entered into a commodity swap contract for 14,300 mbf of southern yellow pine, which cash settled in January and February 2011. On October 13, 2010, we entered into a commodity swap contract for 33,000 mbf of eastern spruce/pine, which cash settled in April through September 2011. For the year ended December 31, 2011, a net realized gain of $1.2 million was recognized as a reduction to Cost of Goods Sold resulting from net cash receipts and accruals. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net earnings. As such, an unrealized gain of $3.3 million and an unrealized loss of $2.9 million were recognized in the years ended December 31, 2011 and 2010, respectively.
The fair values of derivative instruments on our Consolidated Balance Sheets as of December 31 are as follows:
(Dollars in thousands)

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
		2011	2010		2011	2010
	BALANCE SHEET LOCATION	FAIR VALUE	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE	FAIR VALUE
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets (non-current)	$2,409	$62	Other long-term obligations	$—	$278
Total derivatives designated as hedging instruments		$2,409	$62		$—	$278
Derivatives not designated as hedging instruments:
Lumber contracts	Other assets (current)	$480	$—	Accrued liabilities	$—	$2,876
Total derivatives not designated as hedging instruments		$480	$—		$—	$2,876

The effect of derivatives on the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 are as follows:
(Dollars in thousands)

	LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME
		2011	2010
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on hedging instrument[1]	Interest expense	$1,027	$481
Net gain recognized in income from fair value hedges		$1,027	$481

Derivatives not designated as hedging instruments:
Lumber contracts
Unrealized gain (loss) on derivative	Cost of goods sold	$3,356	$(2,876)
Realized gain on derivative	Cost of goods sold	1,164	—
Net gain (loss) recognized in income from derivatives not designated as hedging instruments		$4,520	$(2,876)

[1]	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the period.
CONCENTRATION RISK
For the years ended December 31, 2011 and 2010, no customers accounted for 10% or more of our revenues. For the year ended December 31, 2009, we had one customer that accounted for approximately 10% of our revenues.

NOTE 13.
Savings Plans, Pension Plans and Other Postretirement Employee Benefits
Substantially all of our employees are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. In 2011, 2010 and 2009, we made matching 401(k) contributions on behalf of employees associated with continuing operations of $1.4 million, $1.2 million and $1.3 million, respectively. We also provide benefits under company-sponsored defined benefit retiree health care plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost-sharing features.
We recognized the underfunded status of our defined benefit pension plans and other postretirement employee benefit obligations on our Consolidated Balance Sheets at December 31, 2011 and 2010. We recognized the changes in that funded status, in the year in which changes occurred, through our Consolidated Statements of Comprehensive Income.
We use a December 31 measurement date for our benefit plans and obligations. The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans and obligations are as follows:
(Dollars in thousands)

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2011	2010	2011	2010
Benefit obligation at beginning of year	$395,086	$399,875	$72,619	$82,074
Service cost	4,456	4,633	446	415
Interest cost	21,325	21,649	3,486	3,972
Plan amendments	—	—	(5,805)	—
Actuarial loss (gain)	27,916	106	(913)	(6,147)
Closures and special termination benefits	—	(432)	—	65
Medicare Part D subsidies received	—	—	741	552
Benefits paid	(30,532)	(30,745)	(5,379)	(8,312)
Benefit obligation at end of year	418,251	395,086	65,195	72,619
Fair value of plan assets at beginning of year	329,064	318,590	—	—
Actual return on plan assets	2,500	38,863	—	—
Employer contribution	11,126	1,729	—	—
Benefits paid	(30,532)	(30,745)	—	—
Spin-off of Clearwater Paper	—	627	—	—
Fair value of plan assets at end of year	312,158	329,064	—	—
Funded status at end of year	$(106,093)	$(66,022)	$(65,195)	$(72,619)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1,712)	$(1,708)	$(6,460)	$(7,809)
Noncurrent liabilities	(104,381)	(64,314)	(58,735)	(64,810)
Net amount recognized	$(106,093)	$(66,022)	$(65,195)	$(72,619)
Amounts recognized (pre-tax) in “Accumulated other comprehensive loss” on our Consolidated Balance Sheets consist of:
(Dollars in thousands)

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2011	2010	2011	2010
Net loss	$256,536	$209,232	$45,793	$50,673
Prior service cost (credit)	3,929	4,613	(70,384)	(73,115)
Net amount recognized	$260,465	$213,845	$(24,591)	$(22,442)
The accumulated benefit obligation for all defined benefit pension plans was $412.3 million and $388.9 million at December 31, 2011 and 2010, respectively.
On January 1, 2011, we froze our pension plans to any new salaried and hourly non-represented employees hired after that date.
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
Information as of December 31 for our pension plans, all of which had accumulated benefit obligations in excess of plan assets, was as follows:
(Dollars in thousands)

	2011	2010
Projected benefit obligation	$418,251	$395,086
Accumulated benefit obligation	412,322	388,934
Fair value of plan assets	312,158	329,064
Pre-tax components of net periodic cost (benefit) recognized in our Consolidated Statements of Operations were as follows:
(Dollars in thousands)

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2011	2010	2009	2011	2010	2009
Service cost	$4,456	$4,633	$4,289	$446	$415	$980
Interest cost	21,325	21,649	22,588	3,486	3,972	9,015
Expected return on plan assets	(31,804)	(33,133)	(35,309)	—	—	—
Amortization of prior service cost (credit)	684	875	993	(8,536)	(8,891)	(984)
Amortization of actuarial loss	9,916	8,174	3,890	3,967	4,631	4,445
Net periodic cost (benefit)	$4,577	$2,198	$(3,549)	$(637)	$127	$13,456

Other amounts recognized in our Consolidated Statements of Comprehensive Income were as follows:
(Dollars in thousands)

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2011	2010	2009	2011	2010	2009
Net loss (gain)	$57,220	$(6,682)	$(7,902)	$(913)	$(6,477)	$27,553
Prior service cost (credit)	—	—	539	(5,805)	715	(76,725)
Amortization of prior service (cost) credit	(684)	(875)	(993)	8,536	8,571	984
Amortization of actuarial loss	(9,916)	(8,174)	(3,890)	(3,967)	(4,631)	(4,445)
Total recognized in other comprehensive loss (income)	$46,620	$(15,731)	$(12,246)	$(2,149)	$(1,822)	$(52,633)
Total recognized in net periodic cost (benefit) and other comprehensive loss (income)	$51,197	$(13,533)	$(15,795)	$(2,786)	$(1,695)	$(39,177)
Pre-tax net periodic benefit cost (benefit) related to continuing operations	$4,577	$2,198	$(3,549)	$(637)	$127	$13,456
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $14.8 million and $0.8 million, respectively. The estimated net loss and prior service credit for OPEB obligations that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $3.9 million and $9.1 million, respectively.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Our actuaries determined that certain benefits provided under our plans are actuarially equivalent to the Medicare Part D standard plan and are eligible for the employer subsidy. During 2011 and 2010, we received subsidy payments totaling $0.7 million and $0.6 million, respectively.
Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2011	2010	2009	2011	2010	2009
Discount rate	4.95%	5.65%	5.65%	4.85%	5.40%	5.65%
Rate of salaried compensation increase	3.50	4.00	4.00	—	—	—
Weighted average assumptions used to determine the net periodic benefit (cost) for the years ended December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2011	2010	2009	2011	2010	2009
Discount rate	5.65%	5.65%	6.15%	5.40%	5.65%	6.15%
Expected return on plan assets	8.50	8.50	8.50	—	—	—
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

The discount rate used in the determination of pension and OPEB benefit obligations in 2011 and 2010 was calculated using hypothetical bond portfolios consisting of “AA” or better rated securities that matches the expected monthly benefit payments under our pension plans and OPEB obligations. The portfolio consisted of approximately 50 to 60 bonds which were well-diversified over corporate industrial, corporate financial, municipal, federal and foreign government issuers. Prior to 2010, the discount rate used in the determination of pension and OPEB benefit obligations and net periodic benefit (cost) was a weighted average benchmark rate based on high-quality fixed income investment interest rates, as well as the amount and timing of expected benefit payments.
The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return.
The assumed health care cost trend rate used to calculate OPEB obligations as of December 31, 2011 was 0% for our salaried and non-represented plans and a certain group of participants over age 65 in our hourly plan; 6.8% for our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 5.0% in 2070; and 5.2% for a certain group of participants under age 65 in our hourly plan, grading ratably to an assumption of 5.0% in 2070. The assumption of a 0% medical trend rate for several plans and groups of participants was due to the restructuring of our health care plans in late 2009 as previously discussed in this footnote.
A one percentage point change in the health care cost trend rates would have the following effects:
(Dollars in thousands)

	1% INCREASE	1% DECREASE
Effect on 2011 total service and interest cost components	$70	$(63)
Effect on OPEB obligations as of December 31, 2011	725	(665)
The weighted average asset allocations of the pension benefit plans’ assets at December 31 by asset category are as follows:

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
ASSET CATEGORY	2011	2010	2011	2010
Domestic equity securities	21%	22%	—	—
Debt securities	41	34	—	—
Global/international equity securities	24	29	—	—
Other	14	15	—	—
Total	100%	100%	—%	—%
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
The general policy states that plan assets will be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that management will maintain adequate liquidity for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revise long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection include:

•
Assets are diversified among various asset classes, such as domestic equities, global equities, fixed income, convertible securities and liquid reserves. The long-term asset allocation ranges are as follows:

Domestic and global equities	36%	-	60%
Fixed income and convertible securities	35%	-	60%
Hedge funds	9%	-	21%
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
Fair Value Measurements at December 31, 2011:
(Dollars in thousands)

ASSET CATEGORY	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL
Cash and equivalents	$4,309	$—	$—	$4,309
Equity securities:
U.S. large cap[1]	30,173	—	—	30,173
U.S. small/mid cap[2]	18,343	—	—	18,343
International companies	6,925	—	—	6,925
Mutual funds[3]	127,657	—	—	127,657
Collective investments:
U.S. small/mid cap[4]	—	15,581	—	15,581
Developed markets[5]	—	34,166	—	34,166
Emerging markets[6]	—	33,863	—	33,863
Hedge funds[7]	—	—	42,940	42,940
Securities pledged to creditors:
Money market[8]	—	4,728	—	4,728
Mortgage-backed securities[9]	—	1,941	—	1,941
Subtotal	187,407	90,279	42,940	320,626
Payable held under securities lending agreements[10]	(8,468)	—	—	(8,468)
Total	$178,939	$90,279	$42,940	$312,158

[1]	These are managed investments in US large cap equities that track Russell 1000 Value strategy.

[2]	These are managed investments in US small/mid cap equities that track Russell 2500 Growth strategy.

[3]
The mutual funds were 50% invested in high-quality intermediate and long-term investment grade securities and 50% invested in a diversified portfolio of fixed-income instruments of varying maturities, which may be represented by forwards or derivatives such as options, futures contracts or swap agreements and high-yield securities that are rated B or higher.

[4]	These are managed investments in US small/mid cap equities that track Russell 2500 Value strategy.

[5]	These collective investments are invested in equity funds of developed markets outside of the US & Canada, that track the MSCI EAFE.

[6]	These collective investments are invested in equity funds of emerging markets outside of the US & Canada, that track the MSCI Emerging Markets.

[7]
The hedge funds are 52% invested in long/short and event-driven equity, 13% invested in long and short credit, 11% in relative value, 6% invested in distressed debt, with the remaining 18% in other investments.

[8]	The money market holdings are invested in the Mount Vernon Securities Lending Trust Prime Portfolio.

[9]	The mortgage-backed securities are maintained in the U.S. Bank Illiquid Securities Liquidating Trust.

[10]	This category represents a payable under the securities lending agreements.

Fair Value Measurements at December 31, 2010:
(Dollars in thousands)

ASSET CATEGORY	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL
Cash and equivalents	$5,700	$—	$—	$5,700
Equity securities:
U.S. large cap[1]	34,475	—	—	34,475
U.S. small/mid cap[2]	19,352	—	—	19,352
U.S. small/mid cap[3]	20,001	—	—	20,001
International companies	10,303	—	—	10,303
Mutual funds[4]	112,648	—	—	112,648
Collective investments:
Developed markets[5]	—	44,194	—	44,194
Emerging markets[6]	—	40,195	—	40,195
Hedge funds[7]	—	—	44,201	44,201
Securities pledged to creditors:
Money market[8]	—	4,719	—	4,719
Mortgage-backed securities[9]	—	2,322	—	2,322
Subtotal	202,479	91,430	44,201	338,110
Payable held under securities lending agreements[10]	(9,046)	—	—	(9,046)
Total	$193,433	$91,430	$44,201	$329,064

[1]	These are managed investments in US large cap equities that track Russell 1000 Value strategy.

[2]	These are managed investments in US small/mid cap equities that track Russell 2500 Growth strategy.

[3]	These are managed investments in US small/mid cap equities that track Russell 2500 Value strategy.

[4]
The mutual funds were 50% invested in high-quality intermediate and long-term investment grade securities and 50% invested in a diversified portfolio of fixed- income instruments of varying maturities, which may be represented by forwards or derivatives such as options, futures contracts or swap agreements and high-yield securities that are rated B or higher.

[5]	These collective investments are invested in equity funds of developed markets outside of the US & Canada, that track the MSCI EAFE.

[6]	These collective investments are invested in equity funds of emerging markets outside of the US & Canada, that track the MSCI EAFE.

[7]
The hedge funds are 34% invested in long/short and event-driven equity, 27% invested in long and short credit, 10% invested in distressed debt, 10% invested in fixed income and 8% invested in convertible bonds, with the remaining 11% in other investments.

[8]	The money market holdings are invested in the Mount Vernon Securities Lending Trust Prime Portfolio.

[9]	The mortgage-backed securities are maintained in the U.S. Bank Illiquid Securities Liquidating Trust.

[10]	This category represents a payable under the securities lending agreements.

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31:
(Dollars in thousands)

	Hedge Funds
	2011	2010
Balance, beginning of year	$44,201	$—
Purchases, sales, issuances and settlements, net	—	42,000
Unrealized gains (losses) relating to assets still held at the reporting date	(1,261)	2,201
Balance, end of year	$42,940	$44,201
Refer to Note 12 for discussion of the framework for measuring fair value.
Following is a description of the valuation methodologies used for assets measured at fair value:

•	Corporate common and preferred stocks are valued at quoted market prices reported on the major market in which the individual securities are traded.

•
Registered investment company funds are valued at the net asset value, or NAV, of shares provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, less its liabilities, divided by the number of shares outstanding. Thus the values are based on quoted prices in active markets and are classified as Level 1.

•
Investments in common and collective trust funds are valued using the NAV of the fund. The NAV of a collective investment is calculated based on a compilation of primarily quoted market prices in active markets. However, some investments in these funds may trade in markets that are not considered to be active and values may be based on dealer quotes or valuations provided by alternative pricing sources supported by observable inputs, so these are classified as Level 2.

•
Investments in hedge funds are based on valuations provided by the respective investment managers. These investments are based on inputs that are unobservable and significant to the fair value measurement and are not traded in an active market. These investments are classified as Level 3.

•	Investments in liquidating trusts that maintain investments in mortgage-backed securities are valued on the underlying net asset value of the securities and classified as Level 2.
At December 31, 2011, ten active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges established by our investment policy.
As a result of the steep downturn in the stock market in late 2008 and early 2009, our company-sponsored pension plans were underfunded at December 31, 2011 and 2010. In April 2009, an Internal Revenue Service pronouncement provided significant funding relief to single-employer defined benefit plans sponsors. Consequently, we were not required to make contributions during 2009 to our defined benefit plans. We were also not required to make contributions during 2010 as a result of carry-forward credits that we earned from discretionary contributions made in prior periods. In 2011, we made contributions of $5.0 million to our qualified salaried pension plan and $4.4 million to our non-represented pension plan, with $5.8 million being discretionary funding. Our minimum funding requirement for 2012 is $9.7 million. We plan to fund approximately $22.0 million for our qualified pension plans by taking a loan against our company owned life insurance plan, or COLI, from the cash surrender value that has accumulated in that plan over the years. We estimate payments of approximately $1.7 million to our non-qualified pension plan. Payments made for OPEB obligations represent benefit costs incurred during the year by eligible participants.
Estimated future benefit payments, which reflect expected future service are as follows for the years indicated:
(Dollars in thousands)

	PENSION BENEFIT PLANS	OTHER POSTRETIREMENT EMPLOYEE BENEFITS
2012	$29,597	$6,460
2013	29,491	5,974
2014	29,235	5,610
2015	29,110	5,346
2016	28,936	5,067
2017 – 2021	143,053	20,132

NOTE 14.
Commitments and Contingencies
We have operating leases covering office space, equipment, land and vehicles expiring at various dates through 2028. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

As of December 31, 2011, the future minimum rental payments required under our operating leases are as follows:
(Dollars in thousands)

2012	$2,900
2013	2,267
2014	1,787
2015	1,330
2016	1,024
2017 and thereafter	485
Total	$9,793
Operating lease expense was $2.4 million, $2.0 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.
In January 2007, the Environmental Protection Agency, or EPA, notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. The range of cost estimates for the various alternatives set forth in the report to address the contamination at the entire site was from $0.7 million to $8.2 million. In April 2010, we were notified by the EPA that they determined the EE/CA report submitted by us contained deficiencies and that the EPA would complete the EE/CA report for the Avery Landing site and produce the Biological Assessment and Cultural Resources Evaluation reports. The EPA published its draft report on January 26, 2011 for public comment. The EPA’s report focused on a more limited number of remedial alternatives which range in cost from approximately $7.9 million to $10.5 million. The public comment period closed March 11, 2011. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative at an estimated cost of approximately $9.5 million. Currently we are under no legal obligation to implement any remedy selected by the EPA. We believe we have valid defenses available to limit our potential liability for contamination at the site and we will pursue those defenses in either settlement negotiations with the EPA or in litigation to limit our liability. As of December 31, 2011, we increased our accrual for this matter by $1.2 million to $6.0 million to reflect increased remediation cost estimates.
We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

NOTE 15.
Equity-Based Compensation Plans

The following table details our compensation expense as of December 31, 2011, 2010 and 2009:

(Dollars in thousands)

	2011	2010	2009
Employee equity-based compensation expense:
Performance shares	3,821	3,368	3,286
Restricted stock units	583	584	543
Total employee equity-based compensation expense	$4,404	$3,952	$3,829

Director deferred compensation expense	$619	$946	$1,484

FORM 10-K / 46

For the years ended December 31, 2011, 2010 and 2009, there were no realized tax benefits related to the excess of the deductible amount over the compensation cost recognized in the Consolidated Statements of Cash Flows.
STOCK OPTIONS
All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, were fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2011, 2010 or 2009.
A summary of the status of outstanding stock options as of December 31, 2011, 2010 and 2009 and changes during those years is presented below:

	2011		2010		2009
	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE
Outstanding at January 1	222,130	$21.64	329,426	$21.14	412,001	$21.44
Shares exercised	(77,446)	18.47	(107,296)	20.10	(81,540)	22.56
Canceled or expired	—	—	—	—	(1,035)	30.92
Outstanding and exercisable at December 31	144,684	23.34	222,130	21.64	329,426	21.14
Total intrinsic value of options exercised during the year (in thousands)	$1,496		$1,609		$561
There were no unvested stock options outstanding during 2011, 2010 or 2009.
The following table summarizes information about stock options outstanding at December 31, 2011:

	OPTIONS OUTSTANDING AND EXERCISABLE
RANGE OF OPTION PRICES	NUMBER OUTSTANDING AT 12/31/11	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE		WEIGHTED AVERAGE OPTION PRICE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
$13.8594 to $14.4398	35,844	0.94	years	$14.30
$19.2569	42,995	1.92	years	19.26
$30.9204	65,845	2.92	years	30.92
$13.8594 to $30.9204	144,684	2.13	years	23.34	$1,125
Cash received from stock option exercises for the years ended December 31, 2011, 2010 and 2009 was $1.4 million, $2.2 million and $1.8 million, respectively. No actual tax benefits were realized for tax deductions from option exercises for the years ended December 31, 2011, 2010 and 2009.
PERFORMANCE SHARES
Performance share awards granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measure is met. The performance measure is based on the percentile ranking of our total shareholder return relative to the total shareholder return performance of both a selected peer group of companies and a larger group of indexed companies over the three-year performance period. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0% to 200%. Performance share awards granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive distribution equivalents in the form of additional shares at the time of payment equal to the distributions that would have been paid on the shares earned had the recipients owned the shares during the three-year period. Therefore, the shares are not considered participating securities.
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

FORM 10-K / 47

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
The following table presents the key inputs used in calculating the fair value of the performance share awards in 2011, 2010 and 2009, and the resulting fair values:

	2011	2010	2009
Shares granted	77,767	81,162	112,269
Stock price as of valuation date	$39.10	$31.88	$24.30
Risk-free rate	1.26%	1.29%	1.18%
Fair value of a performance share	$55.84	$45.30	$33.32
The following table summarizes outstanding performance share awards as of December 31, 2011, 2010 and 2009, and changes during those years:
(Dollars in thousands – except per-share amounts)

	2011		2010		2009
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	184,601	$38.45	171,595	$40.04	131,108	$50.51
Granted	77,767	55.84	81,162	45.30	112,269	33.32
Vested	(103,960)	33.32	(57,291)	52.75	(71,719)	48.66
Forfeited	(3,814)	42.77	(10,865)	39.24	(63)	47.90
Unvested shares outstanding at December 31	154,594	50.54	184,601	38.45	171,595	40.04
Total grant date fair value of share awards vested during the year	$3,464		$3,022		$3,490
Aggregate intrinsic value of unvested share awards at December 31	$4,747		$5,752		$4,890

As of December 31, 2011, there was $4.1 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted average period of 1.5 years. There were no realized tax benefits that exceeded the previously recognized deferred tax asset for performance shares recognized as additional paid-in capital for the years ended December 31, 2011, 2010 and 2009.
RESTRICTED STOCK UNITS
Our 2005 Stock Incentive Plan also allows for awards to be issued in the form of RSU grants. During 2011, 2010 and 2009, certain officers and other select employees of the company were granted RSU awards that will accrue distribution equivalents based on distributions paid during the RSU vesting period. The distribution equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate, therefore the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years, and the terms of certain awards follow a vesting schedule within the given time period.
A summary of the status of outstanding RSU awards as of December 31, 2011, 2010 and 2009, and changes during these years is presented below:

FORM 10-K / 48

	2011		2010		2009
	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	41,715	$29.37	41,559	$32.57	39,711	$45.38
Granted	18,053	38.57	21,559	33.17	21,720	24.34
Vested	(21,510)	26.26	(16,639)	42.23	(19,872)	49.18
Forfeited	(1,899)	32.78	(4,764)	29.56	—	—
Unvested shares outstanding at December 31	36,359	35.60	41,715	29.37	41,559	32.57
Total grant date fair value of RSU awards vested during the year (in thousands)	$565		$703		$977
Aggregate intrinsic value of unvested RSU awards at December 31 (in thousands)	$1,131		$1,395		$1,325
As of December 31, 2011, there was $0.7 million of total unrecognized compensation cost related to outstanding RSU awards, which is expected to be recognized over a weighted average period of 1.0 years.

NOTE 16.
Segment Information
As of December 31, 2011, our businesses are organized into three reportable operating segments: Resource; Real Estate; and Wood Products. Our Resource segment manages our timberlands to optimize revenue producing opportunities while adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The Resource segment also seeks to increase our revenues from non-timber resources such as from hunting leases, recreation permits and leases, biomass production, carbon sequestration, mineral rights leases and various other leasing opportunities. The activities of our Real Estate segment consist primarily of the sale of selected non-core timberland real estate. The Real Estate segment engages in real estate subdivision and development activities through Potlatch TRS and also plays an active role in negotiations for all timberland acquisitions. Our Wood Products segment manufactures and markets lumber and plywood.
The reporting segments follow the same accounting policies used for our consolidated financial statements, as described in the summary of principal accounting policies, with the exception of the valuation of inventories. All segment inventories are reported using the average cost method and the LIFO reserve is recorded at the corporate level. Management evaluates a segment’s performance based upon profit or loss from operations before income taxes. Intersegment revenues are recorded based on prevailing market prices.
The following table presents business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements.
(Dollars in thousands)

	2011	2010	2009
Segment Revenues:
Resource	$226,969	$225,834	$234,411
Real Estate	50,029	85,226	65,353
Wood Products	271,580	273,887	216,592
	548,578	584,947	516,356
Elimination of intersegment revenues - Resource[1]	(51,157)	(45,500)	(40,187)
Total consolidated revenues	$497,421	$539,447	$476,169
Operating Income (Loss):
Resource	$59,792	$62,107	$81,774
Real Estate	31,384	30,425	48,928
Wood Products	7,267	7,140	(20,484)
Eliminations and adjustments	2,410	1,900	7,863
	100,853	101,572	118,081
Corporate	(56,442)	(56,701)	(53,298)
Earnings from continuing operations before taxes	$44,411	$44,871	$64,783
Depreciation, depletion and amortization:[2]
Resource	$17,420	$20,481	$23,366
Real Estate	28	—	—
Wood Products	7,829	8,188	9,675
	25,277	28,669	33,041
Corporate	3,815	2,535	1,674
Total depreciation, depletion and amortization	$29,092	$31,204	$34,715
Basis of real estate sold:
Real Estate	$13,500	$48,670	$10,696
Elimination and adjustments	(3,281)	—	—
Total basis of real estate sold	$10,219	$48,670	$10,696
Assets:
Resource and Real Estate[3]	$476,483	$495,780	$604,617
Wood Products	102,957	98,987	126,301
	579,440	594,767	730,918
Corporate	166,780	186,944	92,647
Total consolidated assets	$746,220	$781,711	$823,565
Capital Expenditures:
Resource and Real Estate[3]	$12,003	$11,534	$12,431
Wood Products	4,050	1,896	1,466
	16,053	13,430	13,897
Corporate	833	1,571	1,800
Total capital expenditures	$16,886	$15,001	$15,697

[1]	Intersegment revenues for 2009-2011, which were based on prevailing market prices, consisted of logs sold by our Resource segment to the Wood Products segment.

[2]	Excludes $1.2 million and $3.0 million asset impairment charges in 2011 and 2009, respectively.

[3]
Assets and capital expenditures are shown on a combined basis for the Resource and Real Estate segments, as we do not produce such internal information separately for those segments. Capital expenditures for the Resource and Real Estate segments include capitalized reforestation costs, logging road construction, additions to timber and timberlands, deposits on timberlands for reverse LKE transactions, and additions to equipment. Not included in additions to timber and timberlands for 2011, 2010 and 2009 are non-cash transactions totaling $0.3 million, $0 and $0.2 million, respectively, for the purchase of timberlands.

All of our wood products facilities and all other assets are located within the continental United States. However, we also sell and ship products to Canada and Mexico. Geographic information regarding our revenues is summarized as follows:
(Dollars in thousands)

	2011	2010	2009
United States	$490,409	$532,862	$471,016
Canada	4,646	5,959	4,802
Mexico	2,366	626	351
Total consolidated revenues	$497,421	$539,447	$476,169

NOTE 17.
Asset Impairment Charges
In 2011, we recorded a pre-tax asset impairment charge of $1.2 million as a result of a change in the intended use of a warehouse, which is reflected in the operating results of our Real Estate segment and included in costs and expenses in our Consolidated Statement of Operations. In 2009, due to a change in estimated future cash flows, we concluded that our particleboard manufacturing assets were impaired and recorded a pre-tax asset impairment charge of $3.0 million, which is reflected in the operating loss of our Wood Products segment and included in costs and expenses in our Consolidated Statement of Operations. The fair value of the impaired assets were estimated based on expected discounted future cash flows.

NOTE 18.
Discontinued Operations
We sold our OSB manufacturing facilities to Ainsworth Lumber Co. Ltd., or Ainsworth, in 2004. In 2006, Ainsworth filed a complaint against us, which was settled in 2009. The pre-tax charge of $5.75 million for the legal settlement and $1.2 million of related legal expenses were accounted for as discontinued operations in 2009.
On December 16, 2008, we completed the spin-off of the Clearwater Paper businesses. As a result, any expenses associated with Clearwater Paper are classified within discontinued operations in the financial statements for 2010 and 2009.
In May 2008, our lumber mill in Prescott, Arkansas was permanently shut down due to poor market conditions. The mill was sold in November 2010, which resulted in a $0.9 million gain.

NOTE 19.
Financial Results by Quarter (Unaudited)
(Dollars in thousands – except per-share amounts)

	THREE MONTHS ENDED
	MARCH 31		JUNE 30		SEPTEMBER 30		DECEMBER 31
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues	$122,233	$105,418	$112,370	$128,978	$152,891	$158,877	$109,927	$146,174
Costs and expenses:
Cost of goods sold	93,148	85,494	85,906	97,295	108,420	122,205	94,778	118,359
Selling, general and administrative expenses	11,927	8,445	8,704	9,401	7,837	10,062	12,081	11,439
Environmental remediation charge	—	—	—	—	—	—	1,200	4,096
Asset impairment	—	—	—	—	1,180	—	—	—
	105,075	93,939	94,610	106,696	117,437	132,267	108,059	133,894
Earnings (loss) from continuing operations	7,696	1,384	8,449	11,828	25,599	18,164	(1,478)	8,899
Discontinued operations	—	(189)	—	(85)	—	(84)	—	477
Net earnings (loss)	$7,696	$1,195	$8,449	$11,743	$25,599	$18,080	$(1,478)	$9,376
Earnings (loss) per common share from continuing operations[1]
Basic	$0.19	$0.03	$0.21	$0.29	$0.64	$0.45	$(0.04)	$0.22
Diluted	0.19	0.03	0.21	0.29	0.63	0.45	(0.04)	0.22
Earnings per common share from discontinued operations[1]
Basic	$—	$—	$—	$—	$—	$—	$—	$0.01
Diluted	—	—	—	—	—	—	—	0.01
Net earnings (loss) per common share[1]
Basic	$0.19	$0.03	$0.21	$0.29	$0.64	$0.45	$(0.04)	$0.23
Diluted	0.19	0.03	0.21	0.29	0.63	0.45	(0.04)	0.23

[1]	Per-share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share amounts may not equal the total computed for the year.

FORM 10-K / 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Potlatch Corporation:

We have audited the accompanying consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Potlatch Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Seattle, Washington
February 17, 2012

FORM 10-K / 50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Potlatch Corporation:

We have audited Potlatch Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Potlatch Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Potlatch Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2011, and our report dated February 17, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Seattle, Washington
February 17, 2012

FORM 10-K / 51

PART IV
ITEM 15.
Schedule II
POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Valuation and Qualifying Accounts
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	AMOUNTS CHARGED (CREDITED) TO COSTS AND EXPENSES	DEDUCTIONS[1]	BALANCE AT END OF YEAR
Reserve deducted from related assets:
Doubtful accounts –
Accounts receivable
Year ended December 31, 2011	$460	$159	$(169)	$450
Year ended December 31, 2010	$1,670	$54	$(1,264)	$460
Year ended December 31, 2009	$1,669	$7	$(6)	$1,670

[1]	Accounts written off, net of recoveries.

FORM 10-K / 52

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

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

FORM 10-K / 53

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

(10)(h)[1]*	Potlatch Corporation Benefits Protection Trust Agreement, filed as Exhibit (10(h) to the Annual Report on Form 10-K filed by the Registrant for the year ended December 31, 2008 (the “2008 Form 10-K”).

(10)(i)(i)[1]*	Compensation of Outside Directors, effective as of January 1, 2008, filed as Exhibit (10)(i)(i) to the 2008 Form 10-K.

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

FORM 10-K / 54

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

(10)(o)(iv)*
Partial Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 526335 in the records of Latah County, Idaho) filed as Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed August 1, 2011.

(10)(o)(v)*
Full Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 117552 in the records of Adams County, Idaho) filed as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed August 1, 2011.

(10)(o)(vi)*
Full Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 221601 in the records of Boise County, Idaho) filed as Exhibit 10.1(c) to the Quarterly Report on Form 10-Q filed August 1, 2011.

(10)(o)(vii)*
Full Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 337167 in the records of Valley County, Idaho) filed as Exhibit 10.1(d) to the Quarterly Report on Form 10-Q filed August 1, 2011.

(10)(o)(viii)*
Full Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 464537 in the records of Idaho County, Idaho) filed as Exhibit 10.1(e) to the Quarterly Report on Form 10-Q filed August 1, 2011.

(10)(o)(ix)*
Partial Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 210366 in the records of Clearwater County, Idaho) filed as Exhibit 10.1(f) to the Quarterly Report on Form 10-Q filed August 1, 2011.

(10)(o)(x)*
Partial Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 252716 in the records of Benewah County, Idaho) filed as Exhibit 10.1(g) to the Quarterly Report on Form 10-Q filed August 1, 2011.

(10)(o)(xi)*
Partial Satisfaction of Mortgage dated as of June 28, 2011 executed by Bank of America, N.A. in its capacity as Collateral Agent (Mortgage recorded as Instrument 449098 in the records of Shoshone County, Idaho) filed as Exhibit 10.1(h) to the Quarterly Report on Form 10-Q filed August 1, 2011.

(10)(o)(xii)*
Third Amendment to Credit Agreement, dated December 22, 2011, by and among the Registrant, Potlatch Forest Holdings, Inc, Potlatch Land & Lumber, LLC, certain wholly owned subsidiaries of the Registrant as Guarantors, the Lenders from time to time party thereto and Bank of America, N. A. as administrative agent for the Lenders filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 22, 2011.

(10)(r)[1]*
Potlatch Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

FORM 10-K / 55

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

(10)(r)(v)[1]*	Amendment to Potlatch Corporation Management Performance Award Plan II, effective June 1, 2008, filed as Exhibit (10)(r)(v) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

(10)(s)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors II, filed as Exhibit (10)(s) to the 2008 Form 10-K.

(10)(t)[1]*	Potlatch Corporation Salaried Supplemental Benefit Plan II, filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(w)(i)[1]*	Potlatch Corporation Annual Incentive Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(w)(ii)[1]	Amendment dated December 19, 2011 to Potlatch Corporation Annual Incentive Plan.

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

FORM 10-K / 56

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 17, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Balance Sheets at December 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text, and (vii) Schedule II – Valuation and Qualifying Accounts, tagged as a block of text.

*	Incorporated by reference.

[1]	Management contract or compensatory plan, contract or arrangement.

FORM 10-K / 57