Form 10-Q
period 2012-03-31
POTLATCH CORP
filed 2012-04-26
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of April 20, 2012 was 40,332,281.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.
Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Income
Unaudited (Dollars in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$112,384	$122,233
Costs and expenses:
Cost of goods sold	88,975	93,148
Selling, general and administrative expenses	10,890	11,927
	99,865	105,075
Operating income	12,519	17,158
Interest expense, net	(6,486)	(7,879)
Income before income taxes	6,033	9,279
Income tax provision	(982)	(1,583)
Net income	$5,051	$7,696

Net income per share:
Basic	$0.13	$0.19
Diluted	0.13	0.19
Distributions per share	$0.31	$0.51
Weighted-average shares outstanding (in thousands):
Basic	40,261	40,078
Diluted	40,365	40,293
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Net income	$5,051	$7,696
Other comprehensive income, net of tax:
Defined benefit pension plans and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(813) and $(765)	(1,273)	(1,198)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,827 and $1,403	2,858	2,195
Other comprehensive income, net of tax	1,585	997
Comprehensive income	$6,636	$8,693
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Balance Sheets
Unaudited (Dollars in thousands, except per-share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$11,877	$7,819
Short-term investments	47,155	62,989
Receivables, net	13,058	13,533
Inventories	21,915	28,603
Deferred tax assets	11,909	11,909
Other assets	9,983	9,998
Total current assets	115,897	134,851
Property, plant and equipment, net	60,042	61,453
Timber and timberlands, net	458,360	459,687
Deferred tax assets	55,996	57,924
Other assets	10,739	32,305
	$701,034	$746,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$5,162	$21,661
Accounts payable and accrued liabilities	57,167	55,948
Total current liabilities	62,329	77,609
Long-term debt	344,780	344,742
Liability for pensions and other postretirement employee benefits	139,554	163,116
Other long-term obligations	18,803	18,615
Stockholders’ equity	135,568	142,138
	$701,034	$746,220

Stockholders’ equity per share	$3.36	$3.54
Working capital	$53,568	$57,242
Current ratio	1.9	1.7
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,051	$7,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,788	8,666
Basis of real estate sold	444	3,615
Change in deferred taxes	915	1,589
Gain on disposition of property, plant and equipment	(2)	(34)
Employee benefit plans	846	2,608
Equity-based compensation expense	947	950
Proceeds from sales deposited with a like-kind exchange intermediary	(290)	—
Funding of qualified pension plans	(21,630)	(9,400)
Working capital changes	9,603	4,531
Net cash provided by operating activities	1,672	20,221
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in short-term investments	15,834	11,064
Proceeds from company owned life insurance loan	21,751	—
Additions to property, plant and equipment	(989)	(1,000)
Additions to timber and timberlands	(2,140)	(2,131)
Proceeds from disposition of property, plant and equipment	2	112
Other, net	(246)	38
Net cash provided by investing activities	34,212	8,083
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(12,503)	(20,468)
Payments on long-term debt	(16,500)	(5,000)
Issuance of common stock	63	185
Change in book overdrafts	(1,152)	(19)
Deferred financing costs	(30)	(325)
Employee tax withholdings on equity-based compensation	(1,713)	(1,605)
Other, net	9	(76)
Net cash used for financing activities	(31,826)	(27,308)
Increase in cash	4,058	996
Cash at beginning of period	7,819	5,593
Cash at end of period	$11,877	$6,589
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net of amount capitalized	$1,264	$1,385
Income taxes, net	(59)	(1,052)
Non-cash investing activity:
Additions to timber and timberlands	—	341
Certain 2011 amounts have been reclassified to conform to the 2012 presentation.
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
The accompanying Consolidated Condensed Balance Sheets at March 31, 2012 and December 31, 2011 and the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 17, 2012.

NOTE 2.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in the financial statements. An entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance and presented the components of net income and comprehensive income in two consecutive statements. The adoption of ASU 2011-05 did not have a material effect on our consolidated financial condition or results of operations.

NOTE 3.
Income Taxes
As a real estate investment trust, or REIT, if we meet certain requirements we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our shareholders. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) with respect to the REIT's sale of any real property owned at such date within the first ten years following our conversion to a REIT, except for sales that occurred in 2011. The Small Business Jobs Act of 2010 modified the built-in gains provisions to exempt sales of real properties by a REIT in 2011, if five years of the recognition period had elapsed before January 1, 2011. The built-in gains tax is eliminated or deferred if sale proceeds are reinvested in like-kind property in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sale agreement or timber deed.
For the three months ended March 31, 2012 and 2011, we recorded income tax provisions related to Potlatch TRS of $0.9 million and $1.6 million, respectively, due to pre-tax income. For the three months ended March 31, 2012, we recorded income tax expense of $0.1 million related to the sale of REIT properties that were not deferred in accordance with the like-kind exchange provisions of the Internal Revenue Code.
We reviewed our tax positions at March 31, 2012 and determined that no uncertain tax positions were taken during the first three months of 2012, and that no new information was available that would require derecognition of previously taken positions.
We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the three months ended March 31, 2012 and 2011, amounts for interest and penalties included in our tax provision were insignificant. At March 31, 2012 and December 31, 2011, we had no accrued interest or penalties related to income taxes.

NOTE 4.
Earnings per Share
The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the three months ended March 31:

(Dollars in thousands, except per-share amounts)	2012	2011
Net income	$5,051	$7,696

Basic weighted-average shares outstanding	40,261,149	40,078,169
Incremental shares due to:
Stock options	34,404	84,199
Performance shares	51,554	103,565
Restricted stock units	17,885	26,796
Diluted weighted-average shares outstanding	40,364,992	40,292,729

Basic net income per share	$0.13	$0.19
Diluted net income per share	$0.13	$0.19

Anti-dilutive shares excluded from the calculation:
Performance shares	162,795	77,767
Restricted stock units	18,225	16,553
Total anti-dilutive shares excluded from the calculation	181,020	94,320

NOTE 5.
Equity-Based Compensation
As of March 31, 2012, we had three stock incentive plans under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding, with approximately 362,000 shares authorized for future use under the 2005 Stock Incentive Plan.
The following table details our compensation expense for the three months ended March 31:

(Dollars in thousands)	2012	2011
Employee equity-based compensation expense:
Performance shares	$815	$823
Restricted stock units	132	127
Total employee equity-based compensation expense	$947	$950
Related net income tax benefit	$—	$—

Director deferred compensation expense	$243	$1,402

There were no realized tax benefits related to the excess of the deductible amount over the compensation cost recognized in the Consolidated Condensed Statements of Cash Flows during either period presented above.

STOCK OPTIONS
The following table summarizes outstanding stock options as of March 31, 2012, and changes during the three months ended March 31, 2012:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	144,684	$23.34
Shares exercised	(4,017)	15.85	$61
Shares canceled or expired	—	—
Outstanding and exercisable at March 31	140,667	23.55	1,096
There were no unvested stock options outstanding during the three months ended March 31, 2012. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2011 was $0.2 million.
The following table summarizes outstanding stock options as of March 31, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding	Weighted Avg. Remaining Contractual Life		Weighted Avg. Exercise Price
$13.8594 to $14.4398	33,001	0.69	years	$14.29
$19.2569	41,821	1.67	years	19.26
$30.9204	65,845	2.67	years	30.92
$13.8594 to $30.9204	140,667	1.91	years	23.55

Cash received from stock option exercises for the three months ended March 31, 2012 and 2011 was $0.1 million and $0.2 million, respectively. No actual tax benefits were realized for tax deductions from options exercised during either period.
PERFORMANCE SHARES
The following table presents the key inputs used in the Monte Carlo simulation method to calculate the fair value of the performance share awards in 2012 and 2011, and the resulting fair values:

	2012	2011
Shares granted	85,028	77,767
Stock price as of valuation date	$31.11	$39.10
Risk-free rate	0.40%	1.26%
Fair value of a performance share	$34.24	$55.84

The following table summarizes outstanding performance share awards as of March 31, 2012, and changes during the three months ended March 31, 2012:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	154,594	$50.54
Granted	85,028	34.24
Forfeited	—	—
Unvested shares outstanding at March 31	239,622	44.76	$7,260

As of March 31, 2012, there was $6.0 million of unrecognized compensation cost related to non-vested performance share awards, which is expected to be recognized over a weighted average period of 1.8 years.

RESTRICTED STOCK UNITS
The following table summarizes outstanding RSU awards as of March 31, 2012, and changes during the three months ended March 31, 2012:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	36,359	$35.60
Granted	18,225	31.09
Vested	(450)	30.17
Forfeited	(320)	32.36
Unvested shares outstanding at March 31	53,814	34.14	$1,687
For RSU awards granted during the period, the fair value of each share was determined on the date of grant using the grant date market price. The total fair value of RSU awards vested during the three months ended March 31, 2012 was less than $0.1 million. As of March 31, 2012, there was $1.1 million of total unrecognized compensation cost related to non-vested RSU awards, which is expected to be recognized over a weighted average period of 1.8 years.

NOTE 6.
Detail of Certain Balance Sheet Accounts
The following tables detail certain accounts as of the balance sheet dates:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Inventories:
Lumber and other manufactured wood products	$12,789	$12,002
Logs	4,722	12,400
Material and supplies	4,404	4,201
	$21,915	$28,603
Current Other Assets:
Basis of real estate held for sale	7,433	7,433
Deferred charges	1,453	1,437
Prepaid expenses	1,097	1,128
	$9,983	$9,998
Noncurrent Other Assets:
Deferred charges	$3,734	$4,129
Developed land costs	3,593	3,635
Derivative asset associated with interest rate swap	2,375	2,409
Noncurrent investments	659	22,043
Restricted cash	290	—
Other	88	89
	$10,739	$32,305

The decrease in Noncurrent Other Assets - Noncurrent investments as of March 31, 2012 from December 31, 2011 was due to borrowing against our company owned life insurance, or COLI, plan, based on the cash surrender value that had accumulated over the years, to make a pension contribution.

NOTE 7.
Pension Plans and Other Postretirement Employee Benefits
The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits, or OPEB, for the three months ended March 31:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$1,282	$1,212	$123	$112
Interest cost	4,981	5,358	751	928
Expected return on plan assets	(7,173)	(7,796)	—	—
Amortization of prior service cost (credit)	193	171	(2,279)	(2,134)
Amortization of actuarial loss	3,703	2,513	982	1,085
Net periodic cost (benefit)	$2,986	$1,458	$(423)	$(9)
Our minimum funding requirement for 2012 was $9.7 million. During the first quarter of 2012, we borrowed against our COLI plan, based on the cash surrender value that had accumulated over the years, to make a $21.6 million pension contribution. We contributed $9.3 million to our qualified salaried pension plan, $6.8 million to our qualified hourly pension plan and $5.5 million to our qualified non-represented pension plan, with $11.9 million being discretionary funding. We do not anticipate additional contributions to any of our qualified pension plans in 2012.
During the three months ended March 31, 2012, we made contributions of $0.4 million to our non-qualified supplemental pension plan.
The following table details the components of "Other comprehensive income, net of tax" on our Consolidated Statements of Comprehensive Income of our pension plans and OPEB for the three months ended March 31:

(Dollars in thousands)	2012	2011
Other comprehensive income, net of tax, related to:
Defined benefit pension plans	$2,376	$1,637
OPEB obligations	(791)	(640)
Other comprehensive income, net of tax	$1,585	$997

NOTE 8.
Financial Instruments
The following table presents the estimated fair values of our financial instruments as of the balance sheet dates:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments (Level 1)	$59,322	$59,322	$70,808	$70,808
Net derivative asset related to interest rate swaps (Level 2)	2,375	2,375	2,409	2,409
Derivative asset related to lumber swap (Level 2)	185	185	480	480
Long-term debt, including current installments on long-term debt (including fair value adjustments related to fair value hedges) (Level 2)	349,942	362,894	366,403	373,791
FAIR VALUE HEDGES OF INTEREST RATE RISK
As of March 31, 2012, we had six separate interest rate swap agreements with notional amounts totaling $46.75 million, associated with our $22.5 million debentures and $24.25 million of our medium-term notes. The swaps convert interest payments with fixed rates between 6.95% and 8.89% to variable rates of three-month LIBOR plus spreads between 4.738% and 6.518%. The interest rate swaps terminate at various dates between December 2015 and February 2018.

As of March 31, 2012, we had a derivative asset within non-current other assets of $2.4 million, resulting in a cumulative net increase to the carrying amount of our debt of $2.4 million recorded on our Consolidated Condensed Balance Sheets.
For the three months ended March 31, 2012 and 2011, we recognized an unrealized loss of less than $0.1 million and $0.4 million, respectively, in interest expense due to changes in fair value of the derivatives, which were offset by an unrealized gain of less than $0.1 million and $0.4 million, respectively, recorded in interest expense due to the associated change in the carrying amount of hedged debt. Consequently, no net unrealized gain or loss was recognized in income for the three months ended March 31, 2012 and 2011 because we recognized no hedged ineffectiveness. For the three months ended March 31, 2012 and 2011, we recognized a net gain, resulting in a reduction in interest expense, of $0.2 million and $0.3 million, respectively, which represents realized net gains and losses from net cash settlements and interest accruals on the derivatives.
NON-DESIGNATED LUMBER SWAP
In February 2012, we entered into two commodity swap contracts for a total of 22,500 mbf (thousand board feet) of southern yellow pine. An equal amount will settle each month during the second quarter of 2012. In September 2011, we entered into a commodity swap contract for 31,200 mbf of southern yellow pine with an effective date of November 1, 2011 and a termination date of February 29, 2012, with an equal amount that cash settled each month. On October 18, 2010, we entered into a commodity swap contract for 14,300 mbf of southern yellow pine, which cash settled in January and February 2011.
A net realized gain of $0.4 million was recognized as a reduction to Cost of Goods Sold resulting from net cash receipts and accruals for the three months ended March 31, 2012. A net realized loss of $0.2 million was recognized as an increase to Cost of Goods Sold for the three months ended March 31, 2011. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income. As such, an unrealized loss of $0.3 million and an unrealized gain of $0.8 million were recognized in the three months ended March 31, 2012 and 2011, respectively.
The following table presents the fair values of derivative instruments as of the balance sheet dates:

(Dollars in thousands)	Balance Sheet Location	March 31, 2012	December 31, 2011
Fair Value of Derivative Assets:
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets (non-current)	$2,375	$2,409
Total derivatives designated as hedging instruments		$2,375	$2,409

Derivatives not designated as hedging instruments:
Lumber contracts	Receivables, net	$185	$480
Total derivatives not designated as hedging instruments		$185	$480

There were no derivatives recorded as liabilities as of March 31, 2012 or December 31, 2011.

The following table details the effect of derivatives on the Consolidated Statements of Income for the three months ended March 31:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(Dollars in thousands)		2012	2011
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on hedging instrument(1)	Interest expense	$215	$273
Net gain recognized in income from fair value hedges		$215	$273

Derivatives not designated as hedging instruments:
Lumber contracts
Unrealized gain (loss) on derivative	Cost of goods sold	$(294)	$851
Realized gain (loss) on derivative	Cost of goods sold	351	(227)
Net gain recognized in income from derivatives not designated as hedging instruments		$57	$624

(1)	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the periods.

NOTE 9.
Commitments and Contingencies
In January 2007, the Environmental Protection Agency, or EPA, notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. Ultimately, the EPA published a draft EE/CA report on January 26, 2011 for public comment. The EPA’s report focused on a limited number of remedial alternatives which range in cost from approximately $7.9 million to $10.5 million. The public comment period closed March 11, 2011. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative at an estimated cost of approximately $9.5 million. On April 12, 2012, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. As of March 31, 2012, we have accrued $6.0 million for this matter based upon the estimated cost of remediating our property. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible.

NOTE 10.
Segment Information
The following table summarizes information by business segment for the three months ended March 31:

(Dollars in thousands)	2012	2011
Revenues:
Resource	$40,454	$51,552
Real Estate	8,164	12,981
Wood Products	73,924	68,472
	122,542	133,005
Elimination of intersegment revenues - Resource	(10,158)	(10,772)
Total consolidated revenues	$112,384	$122,233

Operating income:
Resource	$8,669	$14,061
Real Estate	6,312	8,366
Wood Products	5,044	2,894
Eliminations and adjustments	310	545
	20,335	25,866
Corporate	(14,302)	(16,587)
Income before income taxes	$6,033	$9,279

Depreciation, depletion and amortization:
Resource	$3,218	$4,818
Real Estate	9	—
Wood Products	1,860	1,984
	5,087	6,802
Corporate	701	1,864
Total depreciation, depletion and amortization	$5,788	$8,666

Basis of real estate sold:
Real Estate	495	3,615
Eliminations and adjustments	(51)	—
Total basis of real estate sold	$444	$3,615

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding recognition of compensation costs relating to our performance shares and RSUs, contributions to our qualified pension plans, U.S. housing market conditions and housing starts, North American log exports to China, domestic repair and remodel activities, harvest deferrals, harvest levels, log prices, lumber demand and prices, seasonal conditions, business conditions for our business segments, demand for our properties, Resource segment results, Wood Products segment results, Real Estate segment results, and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.
Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

OVERVIEW
The operating results of our Resource, Real Estate and Wood Products business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, which is largely dependent on the economy and U.S. housing starts, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions, and other factors. The U.S. housing market remains weak and housing starts are expected to only show slight improvement through 2012. The business conditions for both our Resource and Wood Products segments remain challenging. Counterbalancing lower housing starts is the demand from China for North American logs and lumber, which helps support industry fundamentals, and in particular benefits the Northern region of our Resource segment, and an expected increase in domestic repair and remodel activities.
In late 2011 we announced a harvest deferral from 4.1 millions tons in 2011 to 3.5 million tons in 2012. In the first quarter of 2012, prices for logs held steady in our Northern region and logging conditions were fairly typical for the first quarter, which enabled us to harvest at our planned level, albeit a level that is lower than last year. Favorable logging conditions in Idaho and Arkansas during the first quarter of 2011 led to increased harvest levels in that period. Operating results from our Resource segment reflect this variance between the first quarters of 2012 and 2011. As a result of the decreased harvest levels, there were reductions in depletion and logging and hauling expenses, but these were partially offset by the increased cost of fuel. Our Wood Products segment benefited from improved lumber demand, and prices remained stable during the first quarter of 2012, which allowed us to increase production and lumber shipments. Our Real Estate segment had solid results for the first quarter of 2012, with a large number of higher and better use, or HBU, acres sold, along with a continued steady flow of other real estate sales.
While the 2012 first quarter results from our Resource and Real Estate segments were lower compared to the first quarter of 2011, they met our expectations. At this time we still expect our 2012 harvest to be approximately 3.5 million tons. Sawlog prices appear to have bottomed and are expected to improve in both our Northern and Southern regions into the second and third quarters. In our Wood Products business, we expect prices to remain firm as we move through the year, resulting in continued strong performance. Our Real Estate segment is expected to have another good year as demand for our various properties remains strong, with the actual product-type mix and mix among regions being large factors in operating results.

RESULTS OF OPERATIONS
We are a real estate investment trust, or REIT, with approximately 1.44 million acres of timberlands in Arkansas, Idaho and Minnesota. Through wholly owned taxable subsidiaries, which we refer to in this report as Potlatch TRS, we operate a real estate sales and development business and five manufacturing facilities that produce lumber and plywood.
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
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the three months ended March 31:

(Dollars in thousands)	2012	2011	Increase (Decrease)
Revenues	$112,384	$122,233	$(9,849)
Costs and expenses:
Cost of goods sold	88,975	93,148	(4,173)
Selling, general and administrative expenses	10,890	11,927	(1,037)
	99,865	105,075	(5,210)
Operating income	12,519	17,158	(4,639)
Interest expense, net	(6,486)	(7,879)	(1,393)
Income before income taxes	6,033	9,279	(3,246)
Income tax provision	(982)	(1,583)	(601)
Net income	$5,051	$7,696	$(2,645)
Revenues – Revenues decreased $9.8 million, or 8%, in the first quarter of 2012 from the same period in 2011, as a result of decreased revenues from our Resource and Real Estate segments, primarily due to our planned harvest deferral and fewer acres of real estate sold, respectively, partially offset by increased sales in our Wood Products segment. A more detailed discussion of revenues follows in “Discussion of Business Segments.”
Cost of goods sold – Cost of goods sold decreased $4.2 million, or 4%, in the first quarter of 2012 from the same period in 2011, primarily due to lower logging and hauling costs and depletion resulting from the planned harvest deferral, partially offset by higher fuel costs, and a lower basis of real estate sold in the first quarter of 2012, partially offset by increased log usage in the Wood Products segment due to increased production.
Selling, general and administrative expenses – Selling, general and administrative expenses decreased $1.0 million, or 9%, in the first quarter of 2012 from the same quarter in 2011, primarily due to a $1.2 million non-cash charge for the mark to market adjustment for company stock in our deferred compensation plans in the first quarter of 2011.
Interest expense, net – Net interest expense decreased $1.4 million, or 18%, in the quarter ended March 31, 2012, from the same period in 2011, primarily due to a $1.2 million non-cash charge for deferred costs related to the reduction in our revolving credit facility in the first quarter of 2011 and reduced interest expense associated with the $16.5 million medium-term note maturities in the first quarter of 2012.
Income tax provision – For the quarters ended March 31, 2012 and 2011, we recorded income tax provisions related to Potlatch TRS of $0.9 million and $1.6 million, respectively, due to pre-tax income. For the quarter ended March 31, 2012, we recorded income tax expense of $0.1 million related to the sale of REIT properties that were not deferred in accordance with the like-kind exchange provisions of the Internal Revenue Code.

DISCUSSION OF BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011	Increase (Decrease)
Segment Revenues:
Resource	$40,454	$51,552	$(11,098)
Real Estate	8,164	12,981	(4,817)
Wood Products	73,924	68,472	5,452
Total segment revenues, before eliminations	$122,542	$133,005	$(10,463)

Segment Operating Income:
Resource	$8,669	$14,061	$(5,392)
Real Estate	6,312	8,366	(2,054)
Wood Products	5,044	2,894	2,150
Total segment operating income, before eliminations and adjustments, and corporate items	$20,025	$25,321	$(5,296)
Resource Segment – Revenues for the segment decreased $11.1 million, or 22%, during the first quarter of 2012 from the same period in 2011. Total harvest volumes decreased 22% in the first quarter of 2012 compared to the same quarter in 2011, with the reduced volumes accounting for $11.2 million of the variance. The major factors in the variance were the previously announced planned harvest deferral for 2012, combined with favorable logging conditions in the first quarter of 2011 that increased the harvest levels in that period. In our Northern region, total harvest volumes decreased 17% in the first quarter of 2012 from the same period in 2011. Sawlog volumes decreased 18%, primarily due to the favorable logging conditions in Idaho in the first quarter of 2011 and the planned harvest deferral in 2012. Sawlog prices increased 2%, primarily due to product mix as a general strengthening in demand for mixed sawlogs was partially offset by weaker demand for cedar sawlogs. Northern pulpwood volumes decreased 9%, but increased as a percentage of total production due to favorable market pricing. Pulpwood prices increased 11% due to continued steady demand for pulpwood in the Pacific Northwest resulting from a shortage of residual chips. In our Southern region, total harvest volumes decreased 30% in the first quarter of 2012 from the same period in 2011. Sawlog volumes and prices decreased 41% and 10%, respectively, primarily due to the planned harvest deferral and reduced demand in the first quarter of 2012, combined with favorable logging conditions in the first quarter of 2011. Southern pulpwood volumes decreased 12% due to the planned harvest deferral, and prices decreased 2%. Expenses for the segment decreased $5.7 million, or 15%, during the first quarter of 2012 from the first quarter of 2011, primarily related to lower logging and hauling costs and depletion due to the decreased harvest levels, partially offset by the increased cost of fuel. Operating income for our Resource segment decreased $5.4 million, or 38%, in the first quarter of 2012 from the same period of 2011.
Real Estate Segment – Revenues decreased $4.8 million, expenses decreased $2.7 million and operating income decreased $2.1 million in the first quarter of 2012 compared to the same period in 2011 as a result of fewer acres sold and the mix of types of acres sold. In the first quarter of 2012, a large number of HBU acres were sold. The results for the first quarter of 2011 were primarily due to the sale of non-strategic timberland and rural real estate in the first of a three-phase land sale transaction in Idaho.
The following table summarizes our real estate sales for the three months ended March 31:

	2012		2011
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	3,028	$1,847	495	$1,901
Rural real estate	1,879	1,183	2,513	1,208
Non-strategic timberland	491	709	6,282	1,433
Total	5,398		9,290

Wood Products – Revenues for the segment increased $5.5 million, or 8%, in the first quarter of 2012 over the same period in 2011 as a result of increased sales volumes. Lumber volumes increased 10% over the previous year due to improved demand in the first quarter of 2012, while lumber prices remained fairly level between the periods. Expenses for the segment increased $3.4 million, or 5%, in the first quarter of 2012 over the same quarter of 2011, primarily as a result of increased log usage, slightly higher log prices, and additional wages and benefits costs associated with increased production volume. The net gain recognized in income related to our lumber hedge was $0.1 million in the first quarter of 2012 compared to $0.6 million in 2011. Operating income for the segment was $5.0 million for the first quarter of 2012 compared to $2.9 million in the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2012, our financial position included long-term debt of $349.9 million, including current installments on long-term debt of $5.2 million, compared to $366.4 million at December 31, 2011. Stockholders’ equity for the first three months of 2012 decreased $6.6 million primarily due to the payment of our quarterly cash distributions to common stockholders totaling $12.5 million, partially offset by net income of $5.1 million. The ratio of long-term debt to stockholders’ equity was 2.6 to 1 at both March 31, 2012 and December 31, 2011.
Working capital totaled $53.6 million at March 31, 2012, a decrease of $3.6 million from the December 31, 2011 balance of $57.2 million. The significant changes in the components of working capital are as follows:

•	The current portion of long-term debt decreased $16.5 million due to the maturity and redemption of medium-term notes in the first quarter of 2012.

•	Cash and short-term investments decreased $11.8 million primarily due to the payment of our quarterly cash distributions to common stockholders totaling $12.5 million.

•
Inventories decreased $6.7 million primarily due to the increased production and sales of our manufactured wood products during the first quarter of 2012 that reduced our log inventory by $7.7 million.

Cash Flows Summary
The following table presents information regarding our cash flows for the three months ended March 31:

(Dollars in thousands)	2012	2011
Net cash provided by operating activities	$1,672	$20,221
Net cash provided by investing activities	34,212	8,083
Net cash used for financing activities	(31,826)	(27,308)
Increase in cash	4,058	996
Cash at beginning of period	7,819	5,593
Cash at end of period	$11,877	$6,589
Net cash provided by operating activities for the first quarter of 2012 totaled $1.7 million, compared to $20.2 million for the same period in 2011. The decrease was primarily due to increased funding of our qualified pension plans, decreased net income and the decreased basis of real estate sold in the first quarter of 2012 compared to the same period in 2011.
Net cash provided by investing activities totaled $34.2 million and $8.1 million for the first three months of 2012 and 2011, respectively. During the first quarter of 2012, we borrowed $21.8 million against our COLI plan, based on the cash surrender value that had accumulated over the years, to fund our 2012 pension contributions. In addition, a $15.8 million net decrease in short-term investments was partially offset by $3.1 million of capital expenditures. In the first three months of 2011, an $11.1 million net decrease in short-term investments was partially offset by $3.1 million of capital expenditures. Capital expenditures in both periods were primarily for reforestation activities and routine general replacement projects associated with our wood products manufacturing facilities.
Net cash used for financing activities totaled $31.8 million and $27.3 million for the first three months of 2012 and 2011, respectively. Net cash used for financing activities in the first quarter of 2012 was primarily for payment of our quarterly cash distributions to common stockholders of $12.5 million and debt maturities and redemptions of $16.5 million. Net cash used for financing activities in the first quarter of 2011 was primarily for payment of our quarterly cash distributions to common stockholders of $20.5 million and a debt maturity and redemption of $5.0 million.

As of March 31, 2012, there were no borrowings outstanding under the revolving line of credit, and approximately $2.0 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at March 31, 2012 was $148.0 million.
The following table sets forth the most restrictive covenants in the bank credit facility and our status with respect to these covenants as of March 31, 2012:

	Covenant Requirement	Actual Ratio at March 31, 2012
Minimum Interest Coverage Ratio	2.00 to 1.00	3.80 to 1.00
Minimum Collateral Coverage Ratio	3.00 to 1.00	3.62 to 1.00
Maximum Funded Indebtedness to Capitalization Ratio	70.0%	56.0%
Minimum Liquidity Requirement	$60.0 million	$207.0 million
Our senior notes contain covenants that limit our ability to distribute cash to our shareholders, such as through the payment of dividends and repurchase of our capital stock, unless certain financial conditions are met. Our cumulative Funds Available for Distribution, or FAD, as defined in the covenant, less our dividends paid was $23.8 million at March 31, 2012. The remaining balance available for the payment of future dividends pursuant to the covenant was $90.1 million at March 31, 2012.
Contractual Obligations
There have been no material changes to our contractual obligations in the three months ended March 31, 2012 outside the ordinary course of business.
Off-Balance Sheet Arrangements
We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
In February 2012, we entered into two lumber swap contracts to mitigate commodity price risk related to sales by our Wood Products segment. These contracts will cash settle monthly during the second quarter of 2012. See Note 8 to the consolidated financial statements for additional information about the lumber commodity swaps.
Other than for the lumber commodity swaps above, our exposures to market risk have not changed materially since December 31, 2011. For quantitative and qualitative disclosures about market risk, see Item 7A – “Quantitative and Qualitative Disclosure about Market Risk” in our 2011 Annual Report on Form 10-K.

ITEM 4.
Disclosure Controls and Procedures
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2012. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2012.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Internal Control Over Financial Reporting
In the three months ended March 31, 2012 there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Part II

ITEM 1.
Legal Proceedings
Other than the environmental matter described in Note 9 to the consolidated financial statements included in this report, we believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.
Risk Factors
There have been no material changes in the risk factors previously disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.
Exhibits
The exhibit index is located on page 21 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

		By	/s/ Eric J. Cremers
Eric J. Cremers
Executive Vice President and Chief Financial Officer
(Duly Authorized; Principal Financial Officer)

		By	/s/ Terry L. Carter
Terry L. Carter
Controller and Treasurer
(Duly Authorized; Principal Accounting Officer)
Date:	April 26, 2012

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed on April 26, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (iv) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

 *    Incorporated by reference