Form 10-Q
period 2012-06-30
POTLATCH CORP
filed 2012-07-25
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of July 20, 2012 was 40,339,493.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.
Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Income
Unaudited (Dollars in thousands, except per-share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$117,540	$112,370	$229,924	$234,603
Costs and expenses:
Cost of goods sold	88,688	85,906	177,663	179,054
Selling, general and administrative expenses	11,762	8,704	22,652	20,631
	100,450	94,610	200,315	199,685
Operating income	17,090	17,760	29,609	34,918
Interest expense, net	(6,277)	(6,612)	(12,763)	(14,491)
Income before income taxes	10,813	11,148	16,846	20,427
Income tax provision	(5,733)	(2,699)	(6,715)	(4,282)
Net income	$5,080	$8,449	$10,131	$16,145

Net income per share:
Basic	$0.13	$0.21	$0.25	$0.40
Diluted	0.13	0.21	0.25	0.40
Distributions per share	$0.31	$0.51	$0.62	$1.02
Weighted-average shares outstanding (in thousands):
Basic	40,332	40,174	40,290	40,127
Diluted	40,459	40,378	40,414	40,339
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income	$5,080	$8,449	$10,131	$16,145
Other comprehensive income, net of tax:
Defined benefit pension plans and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(899), $(766), $(1,712) and $(1,531)	(1,405)	(1,197)	(2,678)	(2,395)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,777, $1,303, $3,604 and $2,706	2,780	2,040	5,638	4,235
Other comprehensive income, net of tax	1,375	843	2,960	1,840
Comprehensive income	$6,455	$9,292	$13,091	$17,985
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Balance Sheets
Unaudited (Dollars in thousands, except per-share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$8,548	$7,819
Short-term investments	41,646	62,989
Receivables, net	18,207	13,533
Inventories	22,848	28,603
Deferred tax assets	11,909	11,909
Other assets	11,021	9,998
Total current assets	114,179	134,851
Property, plant and equipment, net	59,055	61,453
Timber and timberlands, net	457,410	459,687
Deferred tax assets	49,393	57,924
Other assets	11,568	32,305
	$691,605	$746,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$13	$21,661
Accounts payable and accrued liabilities	60,022	55,948
Total current liabilities	60,035	77,609
Long-term debt	345,347	344,742
Liability for pensions and other postretirement employee benefits	137,385	163,116
Other long-term obligations	18,268	18,615
Stockholders’ equity	130,570	142,138
	$691,605	$746,220

Shares outstanding (in thousands)	40,332	40,202
Stockholders’ equity per share	$3.24	$3.54
Working capital	$54,144	$57,242
Current ratio	1.9	1.7
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,131	$16,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,969	13,824
Basis of real estate sold	1,242	10,573
Change in deferred taxes	6,638	4,283
Loss (gain) on disposition of property, plant and equipment	29	(54)
Employee benefit plans	339	(83)
Equity-based compensation expense	1,998	2,047
Proceeds from sales deposited with a like-kind exchange intermediary	(556)	—
Funding of qualified pension plans	(21,630)	(9,400)
Working capital changes	3,200	836
Net cash provided by operating activities	12,360	38,171
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in short-term investments	21,343	17,491
Proceeds from company owned life insurance (COLI) loan	21,751	—
Additions to property, plant and equipment	(2,412)	(2,993)
Additions to timber and timberlands	(4,308)	(4,110)
Proceeds from disposition of property, plant and equipment	5	133
Other, net	(695)	(852)
Net cash provided by investing activities	35,684	9,669
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(25,006)	(40,963)
Payments on long-term debt	(21,662)	(5,008)
Issuance of common stock	63	1,230
Change in book overdrafts	1,048	647
Deferred financing costs	(30)	(343)
Employee tax withholdings on equity-based compensation	(1,714)	(1,605)
Other, net	(14)	(23)
Net cash used for financing activities	(47,315)	(46,065)
Increase in cash	729	1,775
Cash at beginning of period	7,819	5,593
Cash at end of period	$8,548	$7,368
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net of amount capitalized	$12,120	$12,627
Income taxes, net	(62)	(5,993)
Non-cash investing activity:
Additions to timber and timberlands	60	341
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
The accompanying Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2012 and 2011, the Consolidated Condensed Balance Sheets at June 30, 2012 and December 31, 2011 and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.
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

NOTE 3.
Income Taxes
As a real estate investment trust, or REIT, if we meet certain requirements we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our shareholders. We are, however, subject to corporate taxes on income earned by our taxable REIT subsidiaries, or Potlatch TRS, and on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) with respect to the REIT's sale of any real property owned at such date within the first ten years following our conversion to a REIT, except for sales that occurred in 2011. The Small Business Jobs Act of 2010 modified the built-in gains provisions to exempt sales of real properties by a REIT in 2011, if five years of the recognition period had elapsed before January 1, 2011. The built-in gains tax is eliminated or deferred if sale proceeds are reinvested in like-kind property in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sale agreement or timber deed.
For the quarters ended June 30, 2012 and 2011, we recorded income tax provisions related to Potlatch TRS of $5.7 million and $2.7 million, respectively, due to pre-tax income. For the six months ended June 30, 2012 and 2011, we recorded income tax provisions related to Potlatch TRS of $6.6 million and $4.3 million, respectively, due to pre-tax income. For the six months ended June 30, 2012, we recorded income tax expense of $0.1 million related to the sale of REIT properties.
We reviewed our tax positions at June 30, 2012 and determined that no uncertain tax positions were taken during the first six months of 2012, and that no new information was available that would require derecognition of previously taken positions.
We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the six months ended June 30, 2012 and 2011, amounts for interest and penalties included in our tax provision were insignificant. At June 30, 2012 and December 31, 2011, we had no accrued interest or penalties related to income taxes.

NOTE 4.
Earnings per Share
The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the quarters and six months ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per-share amounts)	2012	2011	2012	2011
Net income	$5,080	$8,449	$10,131	$16,145

Basic weighted-average shares outstanding	40,332,340	40,174,164	40,289,889	40,126,550
Incremental shares due to:
Stock options	31,725	58,435	32,739	58,462
Performance shares	72,048	115,310	70,505	123,251
Restricted stock units	22,819	30,088	20,900	30,788
Diluted weighted-average shares outstanding	40,458,932	40,377,997	40,414,033	40,339,051

Basic net income per share	$0.13	$0.21	$0.25	$0.40
Diluted net income per share	$0.13	$0.21	$0.25	$0.40

Anti-dilutive shares excluded from the calculation:
Performance shares	—	77,767	84,143	77,767
Restricted stock units	—	—	17,430	16,553
Total anti-dilutive shares excluded from the calculation	—	77,767	101,573	94,320

NOTE 5.
Equity-Based Compensation
As of June 30, 2012, we had three stock incentive plans under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding, with approximately 354,000 shares authorized for future use under the 2005 Stock Incentive Plan.
The following table details our compensation expense for the quarters and six months ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Employee equity-based compensation expense:
Performance shares	$892	$942	$1,707	$1,765
Restricted stock units	159	155	291	282
Total employee equity-based compensation expense	$1,051	$1,097	$1,998	$2,047
Related net income tax benefit	$—	$—	$—	$—

Director deferred compensation expense (income)	$184	$(545)	$427	$857

There were no realized tax benefits related to the excess of the deductible amount over the compensation cost recognized in the Consolidated Condensed Statements of Cash Flows during any of the periods presented above.

STOCK OPTIONS
The following table summarizes outstanding stock options as of June 30, 2012 and changes during the six months ended June 30, 2012:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	144,684	$23.34
Shares exercised	(4,017)	15.85	$61
Shares canceled or expired	—	—
Outstanding and exercisable at June 30	140,667	23.55	1,180
There were no unvested stock options outstanding during the six months ended June 30, 2012. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2011 was $1.3 million.
The following table summarizes outstanding stock options as of June 30, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding	Weighted Avg. Remaining Contractual Life		Weighted Avg. Exercise Price
$13.8594 to $14.4398	33,001	0.44	years	$14.29
$19.2569	41,821	1.42	years	19.26
$30.9204	65,845	2.42	years	30.92
$13.8594 to $30.9204	140,667	1.66	years	23.55

Cash received from stock option exercises for the six months ended June 30, 2012 and 2011 was $0.1 million and $1.2 million, respectively. No actual tax benefits were realized for tax deductions from options exercised during either period.
PERFORMANCE SHARES
The following table presents the key inputs used in the Monte Carlo simulation method to calculate the fair value of the performance share awards in 2012 and 2011, and the resulting fair values:

	2012	2011
Shares granted	85,028	77,767
Stock price as of valuation date	$31.11	$39.10
Risk-free rate	0.40%	1.26%
Fair value of a performance share	$34.24	$55.84

The following table summarizes outstanding performance share awards as of June 30, 2012, and changes during the six months ended June 30, 2012:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	154,594	$50.54
Granted	85,028	34.24
Forfeited	(2,596)	44.99
Unvested shares outstanding at June 30	237,026	44.76	$7,399

As of June 30, 2012, there was $6.0 million of unrecognized compensation cost related to non-vested performance share awards, which is expected to be recognized over a weighted average period of 1.5 years.

RESTRICTED STOCK UNITS
The following table summarizes outstanding RSU awards as of June 30, 2012, and changes during the six months ended June 30, 2012:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	36,359	$35.60
Granted	18,725	31.14
Vested	(450)	30.17
Forfeited	(1,504)	33.36
Unvested shares outstanding at June 30	53,130	34.14	$1,697
For RSU awards granted during the period, the fair value of each share was determined on the date of grant using the grant date market price. The total fair value of RSU awards vested during the six months ended June 30, 2012 was less than $0.1 million. As of June 30, 2012, there was $0.9 million of unrecognized compensation cost related to non-vested RSU awards, which is expected to be recognized over a weighted average period of 1.5 years.

NOTE 6.
Detail of Certain Balance Sheet Accounts
The following tables detail certain accounts as of the balance sheet dates:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Inventories:
Lumber and other manufactured wood products	$13,422	$12,002
Logs	4,865	12,400
Materials and supplies	4,561	4,201
	$22,848	$28,603

Current Other Assets:
Basis of real estate held for sale	$7,433	$7,433
Prepaid expenses	2,153	1,128
Deferred charges	1,435	1,437
	$11,021	$9,998

Noncurrent Other Assets:
Developed land costs	$3,591	$3,635
Deferred charges	3,395	4,129
Derivative asset associated with interest rate swap	2,882	2,409
Noncurrent investments	1,055	22,043
Restricted cash	556	—
Other	89	89
	$11,568	$32,305

The decrease in Noncurrent Other Assets - Noncurrent investments as of June 30, 2012 from December 31, 2011 was due to borrowing against our company owned life insurance, or COLI, plan, based on the cash surrender value that had accumulated over the years, to make a pension contribution.

NOTE 7.
Pension Plans and Other Postretirement Employee Benefits
The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits, or OPEB, for the quarters and six months ended June 30:

Quarters ended June 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$1,337	$1,016	$19	$111
Interest cost	5,012	5,305	488	815
Expected return on plan assets	(7,205)	(8,106)	—	—
Amortization of prior service cost (credit)	192	171	(2,496)	(2,134)
Amortization of actuarial loss	3,975	2,445	582	898
Net periodic cost (benefit)	$3,311	$831	$(1,407)	$(310)

Six months ended June 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$2,619	$2,228	$142	$223
Interest cost	9,993	10,663	1,239	1,743
Expected return on plan assets	(14,378)	(15,902)	—	—
Amortization of prior service cost (credit)	385	342	(4,775)	(4,268)
Amortization of actuarial loss	7,678	4,958	1,564	1,983
Net periodic cost (benefit)	$6,297	$2,289	$(1,830)	$(319)
Our minimum funding requirement for 2012 was $9.7 million. During the first quarter of 2012, we borrowed against our COLI plan, based on the cash surrender value that had accumulated over the years, to make a $21.6 million pension contribution. We contributed $9.3 million to our qualified salaried pension plan, $6.8 million to our qualified hourly pension plan and $5.5 million to our qualified non-represented pension plan, with $11.9 million being discretionary funding. We do not anticipate additional contributions to any of our qualified pension plans in 2012. During the six months ended June 30, 2012, we made contributions of $0.9 million to our non-qualified supplemental pension plan.
The following table details the components of "Other comprehensive income, net of tax" on our Consolidated Statements of Comprehensive Income of our pension plans and OPEB for the quarters and six months ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Other comprehensive income, net of tax, related to:
Defined benefit pension plans	$2,542	$1,596	$4,919	$3,233
OPEB obligations	(1,167)	(753)	(1,959)	(1,393)
Other comprehensive income, net of tax	$1,375	$843	$2,960	$1,840

NOTE 8.
Financial Instruments
The following table presents the estimated fair values of our financial instruments as of the balance sheet dates:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments (Level 1)	$50,750	$50,750	$70,808	$70,808
Net derivative asset related to interest rate swaps (Level 2)	2,882	2,882	2,409	2,409
Derivative asset related to lumber swap (Level 2)	—	—	480	480
Long-term debt, including current installments on long-term debt (including fair value adjustments related to fair value hedges) (Level 2)	345,360	361,498	366,403	373,791
FAIR VALUE HEDGES OF INTEREST RATE RISK
As of June 30, 2012, we had six separate interest rate swap agreements with notional amounts totaling $46.75 million, associated with our $22.5 million debentures and $24.25 million of our medium-term notes. The swaps convert interest payments with fixed rates between 6.95% and 8.89% to variable rates of three-month LIBOR plus spreads between 4.738% and 6.518%. The interest rate swaps terminate at various dates between December 2015 and February 2018.
No net unrealized gain or loss was recognized in income for all periods presented because we recognized no hedge ineffectiveness.
NON-DESIGNATED LUMBER SWAP
In February 2012, we entered into two commodity swap contracts for a total of 22,500 mbf (thousand board feet) of southern yellow pine, which settled during the second quarter of 2012. In September 2011, we entered into a commodity swap contract for 31,200 mbf of southern yellow pine with an effective date of November 1, 2011 and a termination date of February 29, 2012. In October 2010, we entered into a commodity swap contract for 14,300 mbf of southern yellow pine, which settled in the first quarter of 2011. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income. All lumber swap contracts cash settled as of June 30, 2012.
The following table presents the fair values of derivative instruments as of the balance sheet dates:

(Dollars in thousands)	Balance Sheet Location	June 30, 2012	December 31, 2011
Fair Value of Derivative Assets:
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets (non-current)	$2,882	$2,409
Total derivatives designated as hedging instruments		$2,882	$2,409

Derivatives not designated as hedging instruments:
Lumber contracts	Receivables, net	$—	$480
Total derivatives not designated as hedging instruments		$—	$480

There were no derivatives recorded as liabilities as of June 30, 2012 or December 31, 2011.

The following table details the effect of derivatives on the Consolidated Statements of Income for the quarters and six months ended June 30:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Quarter Ended		Six Months Ended
		June 30,		June 30,
(Dollars in thousands)		2012	2011	2012	2011
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on hedging instrument(1)	Interest expense	$218	$263	$433	$536
Net gain recognized in income from fair value hedges		$218	$263	$433	$536

Derivatives not designated as hedging instruments:
Lumber contracts
Unrealized gain (loss) on derivative	Cost of goods sold	$(185)	$2,110	$(480)	$2,751
Realized gain (loss) on derivative	Cost of goods sold	(748)	253	(396)	249
Net gain (loss) recognized in income from derivatives not designated as hedging instruments		$(933)	$2,363	$(876)	$3,000

(1)	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the periods.

NOTE 9.
Commitments and Contingencies
In January 2007, the Environmental Protection Agency, or EPA, notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. Ultimately, the EPA published a draft EE/CA report on January 26, 2011 for public comment. The EPA’s report focused on a limited number of remedial alternatives which range in cost from approximately $7.9 million to $10.5 million. The public comment period closed March 11, 2011. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative at an estimated cost of approximately $9.5 million. On April 12, 2012, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. On May 23, 2012, we signed a consent order with the EPA pursuant to which the EPA agreed to suspend the unilateral administrative order and we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). The EPA may lift the suspension of the unilateral order at any time; however, we expect the suspension to be in effect until the end of 2012. As of June 30, 2012, after payment of $1.75 million to the EPA, we have accrued $4.25 million for this matter based upon the estimated cost of remediating the remainder of our property. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible.

NOTE 10.
Segment Information
The following table summarizes information by business segment for the quarters and six months ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Revenues:
Resource	$33,888	$34,265	$74,342	$85,817
Real Estate	8,664	19,018	16,828	31,999
Wood Products	83,623	66,632	157,547	135,104
	126,175	119,915	248,717	252,920
Elimination of intersegment revenues - Resource	(8,635)	(7,545)	(18,793)	(18,317)
Total consolidated revenues	$117,540	$112,370	$229,924	$234,603

Operating income:
Resource	$6,711	$7,549	$15,380	$21,610
Real Estate	6,689	11,000	13,001	19,366
Wood Products	11,672	2,758	16,716	5,652
Eliminations and adjustments	762	1,981	1,072	2,526
	25,834	23,288	46,169	49,154
Corporate	(15,021)	(12,140)	(29,323)	(28,727)
Income before income taxes	$10,813	$11,148	$16,846	$20,427

Depreciation, depletion and amortization:
Resource	$2,792	$2,514	$6,010	$7,332
Real Estate	9	—	18	—
Wood Products	1,646	1,997	3,506	3,981
	4,447	4,511	9,534	11,313
Corporate	734	647	1,435	2,511
Total depreciation, depletion and amortization	$5,181	$5,158	$10,969	$13,824

Basis of real estate sold:
Real Estate	$914	$6,958	$1,409	$10,573
Eliminations and adjustments	(116)	—	(167)	—
Total basis of real estate sold	$798	$6,958	$1,242	$10,573

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding recognition of compensation costs relating to our performance shares and RSUs, contributions to our qualified pension plans, U.S. housing market conditions, housing starts and recovery, North American log exports to China, domestic repair and remodel activities, harvest deferrals, 2012 harvest levels, log prices, lumber demand, sales volumes and prices, seasonal conditions, business conditions for our business segments, wood products industry recovery, demand for our properties, Resource segment results, Wood Products segment results, Real Estate segment results and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.
Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

OVERVIEW
The operating results of our Resource, Real Estate and Wood Products business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, which is largely dependent on the economy and U.S. housing starts, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses such as log costs and fuel costs, asset dispositions or acquisitions, and other factors. The U.S. housing market remained weak going into the beginning of the year, with only slight improvements in housing starts expected through 2012. However, by the end of the second quarter of 2012, we began to see and experience indications that the domestic housing market has bottomed and is finally beginning to slowly turn upward toward solid and continued recovery.
We are pleased with our operating results through the first six months of 2012, particularly from our Wood Products segment. Prices and sales volumes have shown substantial improvement over the quarter and six months ended June 30, 2011. Stronger than anticipated demand for manufactured wood products in the second quarter resulted in prices approximately 15% higher than in the first quarter. We had already increased our productions and shipments in the first quarter to take advantage of greater demand, and we were able to continue operating at this higher level in the second quarter. The combination of these factors resulted in our Wood Products segment having very strong operating results for both the second quarter and year-to-date.
In late 2011 we announced a harvest deferral from 4.1 millions tons to 3.5 million tons in 2012. As a result of our harvest deferral, total harvest volumes for the second quarter and first six months of 2012 decreased 6% and 15%, respectively, from the comparable periods in 2011. Harvest volume variances and price changes vary between our Northern and Southern regions, and between sawlogs and pulpwood. As a result of the decreased harvest levels due to our harvest deferral in 2012, there were reductions in depletion and logging and hauling expenses, but these were partially offset by the increased cost of fuel. More detailed information is provided later in the report.
Our Real Estate segment had solid results for the first six months of 2012, with a large number of rural real estate and higher and better use, or HBU, acres sold. The product type sales prices per acre were relatively consistent between periods for our rural real estate and HBU properties. Results decreased from comparable periods in 2011 because the product mix of real estate sales is changing, away from the larger non-strategic timberland sales. However, the current mix of sales represents a solid base for our Real Estate segment.
While the second quarter and year-to-date results from our Resource and Real Estate segments were below those of the comparable periods in 2011, they met or exceeded our expectations. At this time we still expect our 2012 harvest to be approximately 3.5 million tons. Results from our Resource segment cannot improve until there is substantial and sustained improvement in the wood products industry, which we are beginning to see, as demonstrated by our Wood Products segment results. We expect an improvement in log prices as we move into the third quarter due to improved demand and higher lumber pricing. In our Wood Products business, prices have moved down from the peaks captured in April and May, but are still above the first quarter prices, and we expect lumber and plywood prices to remain relatively elevated as the third quarter progresses. Interest and demand for our rural real estate properties and non-strategic timberlands remain strong, so we expect similar or better results from our Real Estate segment in the second half of the year compared to the first half. Actual product-type mix and the mix among regions will continue to be large factors in the segment's operating results.

RESULTS OF OPERATIONS
We are a real estate investment trust, or REIT, with approximately 1.43 million acres of timberlands in Arkansas, Idaho and Minnesota. Through wholly owned taxable subsidiaries, which we refer to in this report as Potlatch TRS, we operate a real estate sales and development business and five manufacturing facilities that produce lumber and plywood.
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
In the period-to-period discussions of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” sections below, segment revenues are presented before elimination of intersegment revenues.
Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the quarters ended June 30:

(Dollars in thousands)	2012	2011	Increase (Decrease)
Revenues	$117,540	$112,370	$5,170
Costs and expenses:
Cost of goods sold	88,688	85,906	2,782
Selling, general and administrative expenses	11,762	8,704	3,058
	100,450	94,610	5,840
Operating income	17,090	17,760	(670)
Interest expense, net	(6,277)	(6,612)	(335)
Income before income taxes	10,813	11,148	(335)
Income tax provision	(5,733)	(2,699)	3,034
Net income	$5,080	$8,449	$(3,369)

Revenues – Revenues increased $5.2 million, or 5%, in the second quarter of 2012 over the same period in 2011, as a result of increased sales in our Wood Products segment, partially offset by decreased revenues from our Real Estate and Resource segments, primarily due to fewer acres of real estate sold and our planned harvest deferral, respectively. A more detailed discussion of revenues follows in “Discussion of Business Segments.”
Cost of goods sold – Cost of goods sold increased $2.8 million, or 3%, in the second quarter of 2012 over the second quarter of 2011, primarily due to increased log usage in the Wood Products segment due to increased production, partially offset by a lower basis of real estate sold.
Selling, general and administrative expenses – Selling, general and administrative expenses increased $3.1 million, or 35%, in the second quarter of 2012 over the second quarter of 2011, primarily due to higher legacy employee compensation related expenses of $1.9 million and non-cash mark to market adjustments in our deferred compensation plans of $1.0 million.
Interest expense, net – Net interest expense decreased $0.3 million, or 5%, in the second quarter of 2012 from the same period in 2011, primarily due to reduced interest expense associated with the maturity and redemption of $21.7 million of debt in the first and second quarters of 2012.

Income tax provision – For the quarters ended June 30, 2012 and 2011, we recorded income tax provisions related to Potlatch TRS of $5.7 million and $2.7 million, respectively, due to pre-tax income.

DISCUSSION OF BUSINESS SEGMENTS

	Quarter Ended
	June 30,
(Dollars in thousands)	2012	2011	Increase (Decrease)
Segment Revenues:
Resource	$33,888	$34,265	$(377)
Real Estate	8,664	19,018	(10,354)
Wood Products	83,623	66,632	16,991
Total segment revenues, before eliminations	$126,175	$119,915	$6,260

Segment Operating Income:
Resource	$6,711	$7,549	$(838)
Real Estate	6,689	11,000	(4,311)
Wood Products	11,672	2,758	8,914
Total segment operating income, before eliminations and adjustments, and corporate items	$25,072	$21,307	$3,765

Resource Segment – Revenues for the segment decreased $0.4 million, or 1%, during the second quarter of 2012 from the second quarter of 2011. Total harvest volumes decreased 6% in the second quarter of 2012 compared to the same quarter in 2011, due to the planned harvest deferral, primarily in our Southern region, partially offset by improved logging conditions in Idaho. These reduced volumes accounted for negative $1.9 million of the revenue variance, while slightly higher prices partially offset the volume variance by positive $1.5 million.
In our Northern region, total harvest volumes increased 13% in the second quarter of 2012 over the second quarter of 2011. Sawlog volumes increased 9%, primarily due to a late spring break-up period in the second quarter of 2011 in Idaho that resulted in a later than normal start to logging operations that decreased harvest levels in that period. Sawlog prices decreased 2%, primarily due to product mix as a result of weaker demand for cedar sawlogs. Northern pulpwood volumes increased 37%, due to an earlier spring break-up and return to logging in the second quarter of 2012, combined with increased demand for pulpwood in Idaho that resulted in a 15% increase in pulpwood prices.
In our Southern region, total harvest volumes decreased 20% in the second quarter of 2012 from the same period in 2011. Sawlog volume decreased 23% due to the harvest deferral. Sawlog prices decreased 4 percent as a result of decreased demand due to a customer's mill closure in late 2011. Southern pulpwood volumes decreased 15% due to the harvest deferral, while increased demand due to low pine inventories at pulp mills resulted in a 6% increase in pulpwood prices.
Expenses for the segment increased $0.4 million, or 2%, during the second quarter of 2012 from the second quarter of 2011, primarily related to higher logging and hauling costs and depletion due to the increased harvest levels in Idaho. Operating income for our Resource segment decreased $0.8 million, or 11%, in the second quarter of 2012 from the same period in 2011.

The following table summarizes our harvest levels for the quarters ended June 30:

(Volume in tons)	2012	2011
Northern region
Sawlog	281,265	257,163
Pulpwood	48,926	35,680
Stumpage	8,434	7,386
Total	338,625	300,229

Southern region
Sawlog	137,838	178,449
Pulpwood	164,974	194,328
Stumpage	—	5,903
Total	302,812	378,680

Total harvest volume	641,437	678,909

Real Estate Segment – Revenues decreased $10.4 million, expenses decreased $6.1 million and operating income decreased $4.3 million in the second quarter of 2012 compared to the same period in 2011 as a result of fewer acres sold and the mix of types of acres sold. Results for the second quarter of 2011 were primarily due to a larger non-strategic timberland and rural real estate sale in the second of a three-phase land sale transaction in Idaho and another large non-strategic timberland sale in Idaho.
The following table summarizes our real estate sales for the quarters ended June 30:

	2012		2011
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	930	$2,294	665	$2,068
Rural real estate	4,793	1,160	2,118	1,325
Non-strategic timberland	1,590	608	11,965	1,240
Total	7,313		14,748

Wood Products – Revenues for the segment increased $17.0 million, or 25%, in the second quarter of 2012 over the same period in 2011. Lumber prices and volumes increased 17% and 13%, respectively, over the previous year due to improved demand in the second quarter of 2012. Expenses for the segment increased $8.1 million, or 13%, in the second quarter of 2012 over the same quarter of 2011, primarily as a result of increased log usage, slightly higher log prices, and additional wages and benefits costs associated with increased production volume. We recognized a negative $0.9 million charge to income related to our lumber hedge in the second quarter of 2012 compared to a benefit of $2.4 million in the second quarter of 2011. Operating income for the segment was $11.7 million for the second quarter of 2012 compared to $2.8 million in the second quarter of 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the six months ended June 30:

(Dollars in thousands)	2012	2011	Increase (Decrease)
Revenues	$229,924	$234,603	$(4,679)
Costs and expenses:
Cost of goods sold	177,663	179,054	(1,391)
Selling, general and administrative expenses	22,652	20,631	2,021
	200,315	199,685	630
Operating income	29,609	34,918	(5,309)
Interest expense, net	(12,763)	(14,491)	(1,728)
Income before income taxes	16,846	20,427	(3,581)
Income tax provision	(6,715)	(4,282)	2,433
Net income	$10,131	$16,145	$(6,014)

Revenues – Revenues decreased $4.7 million, or 2%, in the six months ended June 30, 2012 from the same period in 2011, as a result of decreased revenues from our Real Estate and Resource segments, primarily due to fewer acres of real estate sold and our planned harvest deferral, respectively, partially offset by increased sales in our Wood Products segment. A more detailed discussion of revenues follows in “Discussion of Business Segments.”
Cost of goods sold – Cost of goods sold decreased $1.4 million, or 1%, in the six months ended June 30, 2012 from the same period in 2011, primarily due to lower logging and hauling costs and depletion resulting from the harvest deferral, partially offset by higher fuel costs, and a lower basis of real estate sold, partially offset by increased log usage in the Wood Products segment due to increased production.
Selling, general and administrative expenses – Selling, general and administrative expenses increased $2.0 million, or 10%, in the six months ended June 30, 2012 over the same period in 2011, primarily due to higher legacy employee compensation related expenses of $3.2 million, partially offset by non-cash mark to market adjustments in our deferred compensation plans of $0.9 million.
Interest expense, net – Net interest expense decreased $1.7 million, or 12%, in the six months ended June 30, 2012 from the same period in 2011, primarily due to a $1.2 million non-cash charge for deferred costs related to the reduction in our revolving credit facility in the first quarter of 2011 and reduced interest expense associated with the maturity and redemption of $21.7 million of debt in the first and second quarters of 2012.
Income tax provision – For the six months ended June 30, 2012 and 2011, we recorded income tax provisions related to Potlatch TRS of $6.6 million and $4.3 million, respectively, due to pre-tax income. For the six months ended June 30, 2012, we recorded income tax expense of $0.1 million related to the sale of REIT properties.

DISCUSSION OF BUSINESS SEGMENTS

	Six Months Ended
	June 30,
(Dollars in thousands)	2012	2011	Increase (Decrease)
Segment Revenues:
Resource	$74,342	$85,817	$(11,475)
Real Estate	16,828	31,999	(15,171)
Wood Products	157,547	135,104	22,443
Total segment revenues, before eliminations	$248,717	$252,920	$(4,203)

Segment Operating Income:
Resource	$15,380	$21,610	$(6,230)
Real Estate	13,001	19,366	(6,365)
Wood Products	16,716	5,652	11,064
Total segment operating income, before eliminations and adjustments, and corporate items	$45,097	$46,628	$(1,531)

Resource Segment – Revenues for the segment decreased $11.5 million, or 13%, during the first six months of 2012 from the same period in 2011. Total harvest volumes decreased 15% in the first half of 2012 compared to the same period in 2011, with the reduced volumes accounting for a negative $13.3 million of the variance, partially offset by a positive pricing variance of $2.0 million. The major factors in the variance were the planned harvest deferral for 2012, combined with favorable logging conditions in Idaho in the first quarter of 2011 that increased harvest levels in that period, partially offset by the late spring break-up period in Idaho in the second quarter of 2011 that resulted in a late return to logging and decreased harvest levels for that period.
In our Northern region, total harvest volumes decreased 7% in the first six months of 2012 from the same period in 2011. Sawlog volumes decreased 9%, primarily due to the favorable logging conditions in Idaho in the first quarter of 2011, partially offset by a normal return to logging in Idaho in the second quarter of 2012. Sawlog prices increased 1%, primarily due to product mix as a general strengthening in demand for mixed sawlogs was partially offset by weaker demand for cedar sawlogs. Northern pulpwood volumes increased 2% due to a general increase in demand, which also resulted in a 12% increase in prices.
In our Southern region, total harvest volumes decreased 25% in the first six months of 2012 from the same period in 2011. Sawlog volumes and prices decreased 33% and 7%, respectively, primarily due to the planned harvest deferral and reduced demand. Southern pulpwood volumes decreased 14% due to the harvest deferral, while increased demand due to low pine inventories at pulp mills resulted in a 2% increase in pulpwood prices.
Expenses for the segment decreased $5.3 million, or 8%, during the first six months of 2012 compared to the same period of 2011, primarily related to lower logging and hauling costs and depletion due to the decreased harvest levels, partially offset by the increased cost of fuel. Operating income for our Resource segment decreased $6.2 million, or 29%, in the first six months of 2012 from the same period of 2011.

The following table summarizes our harvest levels for the six months ended June 30:

(Volume in tons)	2012	2011
Northern region
Sawlog	660,532	722,442
Pulpwood	144,836	141,585
Stumpage	27,299	32,556
Total	832,667	896,583

Southern region
Sawlog	284,560	425,304
Pulpwood	304,123	352,375
Stumpage	—	7,694
Total	588,683	785,373

Total harvest volume	1,421,350	1,681,956

Real Estate Segment – Revenues decreased $15.2 million, expenses decreased $8.8 million and operating income decreased $6.4 million in the first six months of 2012 compared to the same period in 2011 as a result of fewer acres sold and the mix of types of acres sold. In the first six months of 2012, a large number of HBU and rural real estate acres were sold. The results for the first six months of 2011 were primarily due to two phases of a three-phase large non-strategic timberland and rural real estate sale in Idaho and another large non-strategic timberland sale in Idaho. The product type sales prices per acre were relatively consistent between periods for HBU and rural real estate properties.
The following table summarizes our real estate sales for the six months ended June 30:

	2012		2011
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	3,958	$1,952	1,160	$1,997
Rural real estate	6,672	1,167	4,631	1,262
Non-strategic timberland	2,081	632	18,247	1,307
Total	12,711		24,038

Wood Products – Revenues for the segment increased $22.4 million, or 17%, in the first six months of 2012 over the same period in 2011 as a result of both increased sales volumes and prices. Lumber volumes increased 11% over the previous year due to improved demand in 2012, while lumber prices increased 9% between the periods. Expenses for the segment increased $11.4 million, or 9%, in the first six months of 2012 over the same period in 2011, primarily as a result of increased log usage, slightly higher log prices and additional wages and benefits costs associated with increased production volume. The net effect of our lumber hedge was $0.9 million of expense in the first six months of 2012 compared to $3.0 million of income in the 2011 period. Operating income for the segment was $16.7 million for the first six months of 2012 compared to $5.7 million in the first six months of 2011.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2012, our financial position included long-term debt of $345.4 million, compared to $366.4 million, including current installments on long-term debt of $21.7 million, at December 31, 2011. Stockholders’ equity for the first six months of 2012 decreased $11.6 million primarily due to the payment of our quarterly cash distributions to common stockholders totaling $25.0 million, partially offset by net income of $10.1 million. The ratio of long-term debt to stockholders’ equity was 2.6 to 1 at both June 30, 2012 and December 31, 2011.

Working capital totaled $54.1 million at June 30, 2012, a decrease of $3.1 million from the December 31, 2011 balance of $57.2 million. The significant changes in the components of working capital are as follows:

•	The current portion of long-term debt decreased $21.6 million due to the maturity and redemption of debt in the first six months of 2012.

•
Cash and short-term investments decreased $20.6 million primarily due to the payment of our quarterly cash distributions to common stockholders totaling $25.0 million and the redemption of debt mentioned above.

•
Inventories decreased $5.8 million due to increased production and sales of our manufactured wood products during the first six months of 2012 that resulted in a $7.5 million reduction in our log inventory, partially offset by a $1.4 million increase in our lumber and manufactured wood products inventory.

•	Receivables increased $4.7 million primarily due to increased trade receivables due to the seasonal effects on the Resource segment and increased Wood Products sales.

•	Accounts payable and accrued liabilities increased $4.1 million as trade payables increased due to increased logging activities.

Cash Flows Summary
The following table presents information regarding our cash flows for the six months ended June 30:

(Dollars in thousands)	2012	2011
Net cash provided by operating activities	$12,360	$38,171
Net cash provided by investing activities	35,684	9,669
Net cash used for financing activities	(47,315)	(46,065)
Increase in cash	729	1,775
Cash at beginning of period	7,819	5,593
Cash at end of period	$8,548	$7,368

Net cash provided by operating activities for the first six months of 2012 totaled $12.4 million, compared to $38.2 million for the same period in 2011. The decrease between periods was primarily due to increased funding of our qualified pension plans, the decrease in cash generated from real estate sales and lower net income in the first six months of 2012 compared to the same period in 2011.
Net cash provided by investing activities totaled $35.7 million and $9.7 million for the first six months of 2012 and 2011, respectively. During the first six months of 2012, we borrowed $21.8 million against our COLI plan, based on the cash surrender value that had accumulated over the years, to fund our 2012 pension contributions. In addition, a $21.3 million net decrease in short-term investments was partially offset by $6.7 million of capital expenditures. In the first six months of 2011, a $17.5 million net decrease in short-term investments was partially offset by $7.1 million of capital expenditures. Capital expenditures in both periods were primarily for reforestation activities and routine general replacement projects associated with our wood products manufacturing facilities.
Net cash used for financing activities totaled $47.3 million and $46.1 million for the first six months of 2012 and 2011, respectively. Net cash used for financing activities in the first six months of 2012 was primarily for payment of our quarterly cash distributions to common stockholders of $25.0 million and debt maturities and redemptions of $21.7 million. Net cash used for financing activities in the first six months of 2011 was primarily for payment of our quarterly cash distributions to common stockholders of $41.0 million and a debt maturity and redemption of $5.0 million.
As of June 30, 2012, there were no borrowings outstanding under the revolving line of credit, and approximately $2.0 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at June 30, 2012 was $148.0 million.

The following table sets forth the most restrictive covenants in the bank credit facility and our status with respect to these covenants as of June 30, 2012:

	Covenant Requirement	Actual Ratio at June 30, 2012
Minimum Interest Coverage Ratio	2.00 to 1.00	3.59 to 1.00
Minimum Collateral Coverage Ratio	3.00 to 1.00	3.62 to 1.00
Maximum Funded Indebtedness to Capitalization Ratio	70.0%	56.2%
Minimum Liquidity Requirement	$60.0 million	$198.2 million

Our senior notes contain covenants that limit our ability to distribute cash to our shareholders, such as through the payment of dividends and repurchase of our capital stock, unless certain financial conditions are met. Our cumulative Funds Available for Distribution, or FAD, as defined in the covenant, less our dividends paid was $18.8 million at June 30, 2012. The remaining balance available for the payment of future dividends pursuant to the covenant was $90.1 million at June 30, 2012.
Contractual Obligations
There have been no material changes to our contractual obligations in the six months ended June 30, 2012 outside the ordinary course of business.
Off-Balance Sheet Arrangements
We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
In February 2012, we entered into two lumber swap contracts to mitigate commodity price risk related to sales by our Wood Products segment. These contracts cash settled during the second quarter of 2012. See Note 8 to the consolidated financial statements for additional information about the lumber commodity swaps.
Other than for the lumber commodity swaps above, our exposures to market risk have not changed materially since December 31, 2011. For quantitative and qualitative disclosures about market risk, see Item 7A – “Quantitative and Qualitative Disclosure about Market Risk” in our 2011 Annual Report on Form 10-K.

ITEM 4.
Disclosure Controls and Procedures
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2012. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2012.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Internal Control Over Financial Reporting
In the six months ended June 30, 2012 there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.
Exhibits
The exhibit index is located on page 25 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

		By	/s/ Eric J. Cremers
Eric J. Cremers
Executive Vice President and Chief Financial Officer
(Duly Authorized; Principal Financial Officer)

		By	/s/ Terry L. Carter
Terry L. Carter
Controller and Treasurer
(Duly Authorized; Principal Accounting Officer)
Date:	July 25, 2012

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2012, filed on July 25, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the quarters and six months ended June 30, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2012 and 2011, (iii) the Consolidated Condensed Balance Sheets at June 30, 2012 and December 31, 2011, (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

 *    Incorporated by reference