Form 10-Q
period 2012-09-30
POTLATCH CORP
filed 2012-10-23
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of October 12, 2012 was 40,373,461.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1.
Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Income
Unaudited (Dollars in thousands, except per-share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$151,911	$152,891	$381,835	$387,494
Costs and expenses:
Cost of goods sold	109,806	108,420	287,469	287,473
Selling, general and administrative expenses	13,342	7,837	35,994	28,469
Asset impairment charge	—	1,180	—	1,180
	123,148	117,437	323,463	317,122
Operating income	28,763	35,454	58,372	70,372
Interest expense, net	(6,280)	(6,632)	(19,043)	(21,123)
Income before income taxes	22,483	28,822	39,329	49,249
Income tax provision	(3,884)	(3,223)	(10,599)	(7,505)
Net income	$18,599	$25,599	$28,730	$41,744

Net income per share:
Basic	$0.46	$0.64	$0.71	$1.04
Diluted	0.46	0.63	0.71	1.03
Distributions per share	$0.31	$0.51	$0.93	$1.53
Weighted-average shares outstanding (in thousands):
Basic	40,357	40,187	40,317	40,147
Diluted	40,571	40,380	40,503	40,360
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$18,599	$25,599	$28,730	$41,744
Other comprehensive income, net of tax:
Defined benefit pension plans and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(836), $(765), $(2,548) and $(2,297)	(1,308)	(1,198)	(3,986)	(3,592)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,801, $1,354, $5,405 and $4,061	2,819	2,117	8,457	6,351
Other comprehensive income, net of tax	1,511	919	4,471	2,759
Comprehensive income	$20,110	$26,518	$33,201	$44,503
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Balance Sheets
Unaudited (Dollars in thousands, except per-share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$9,033	$7,819
Short-term investments	53,429	62,989
Receivables, net	24,532	13,533
Inventories	29,431	28,603
Deferred tax assets	11,909	11,909
Other assets	10,435	9,998
Total current assets	138,769	134,851
Property, plant and equipment, net	58,093	61,453
Timber and timberlands, net	455,415	459,687
Deferred tax assets	44,541	57,924
Other assets	11,898	32,305
	$708,716	$746,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$8,413	$21,661
Accounts payable and accrued liabilities	67,046	55,948
Total current liabilities	75,459	77,609
Long-term debt	337,308	344,742
Liability for pensions and other postretirement employee benefits	135,854	163,116
Other long-term obligations	20,210	18,615
Stockholders’ equity	139,885	142,138
	$708,716	$746,220

Shares outstanding (in thousands)	40,369	40,202
Stockholders’ equity per share	$3.47	$3.54
Working capital	$63,310	$57,242
Current ratio	1.8	1.7
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,730	$41,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	19,271	22,916
Basis of real estate sold	1,623	10,053
Change in deferred taxes	10,539	7,506
Gain on disposition of property, plant and equipment	(1)	(106)
Employee benefit plans	3,001	(1,589)
Equity-based compensation expense	3,057	3,144
Asset impairment	—	1,180
Proceeds from sales deposited with a like-kind exchange intermediary	(526)	—
Funding of qualified pension plans	(21,630)	(9,400)
Working capital changes	(1,031)	(3,342)
Net cash provided by operating activities	43,033	72,106
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in short-term investments	9,560	10,559
Proceeds from company owned life insurance (COLI) loan	21,751	—
Additions to property, plant and equipment	(3,502)	(4,163)
Additions to timber and timberlands	(8,367)	(7,915)
Proceeds from disposition of property, plant and equipment	35	185
Other, net	(1,252)	(1,564)
Net cash provided by (used for) investing activities	18,225	(2,898)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(37,520)	(61,458)
Payments on long-term debt	(21,662)	(5,011)
Issuance of common stock	709	1,230
Change in book overdrafts	(29)	(1,377)
Deferred financing costs	(30)	(343)
Employee tax withholdings on equity-based compensation	(1,714)	(1,610)
Other, net	202	(15)
Net cash used for financing activities	(60,044)	(68,584)
Increase in cash	1,214	624
Cash at beginning of period	7,819	5,593
Cash at end of period	$9,033	$6,217
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net of amount capitalized	$13,171	$13,974
Income taxes, net	(38)	(5,977)
Non-cash investing activity:
Additions to timber and timberlands	60	341
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
The accompanying Consolidated Statements of Income for the quarters and nine months ended September 30, 2012 and 2011, the Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2012 and 2011, the Consolidated Condensed Balance Sheets at September 30, 2012 and December 31, 2011 and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.
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
For the quarters ended September 30, 2012 and 2011, we recorded income tax provisions related to Potlatch TRS of $3.9 million and $3.2 million, respectively, due to pre-tax income. For the nine months ended September 30, 2012 and 2011, we recorded income tax provisions related to Potlatch TRS of $10.5 million and $7.5 million, respectively, due to pre-tax income. For the nine months ended September 30, 2012, we recorded income tax expense of $0.1 million related to the sale of REIT properties.
We reviewed our tax positions at September 30, 2012 and determined that no uncertain tax positions were taken during the first nine months of 2012, and that no new information was available that would require derecognition of previously taken positions.
We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the nine months ended September 30, 2012 and 2011, amounts for interest and penalties included in our tax provision were insignificant. At September 30, 2012 and December 31, 2011, we had no accrued interest or penalties related to income taxes.

NOTE 4.
Earnings per Share
The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the quarters and nine months ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per-share amounts)	2012	2011	2012	2011
Net income	$18,599	$25,599	$28,730	$41,744

Basic weighted-average shares outstanding	40,356,512	40,187,334	40,316,957	40,147,133
Incremental shares due to:
Stock options	27,558	44,147	20,263	54,048
Performance shares	119,400	120,182	102,000	129,691
Restricted stock units	67,598	28,639	63,938	29,005
Diluted weighted-average shares outstanding	40,571,068	40,380,302	40,503,158	40,359,877

Basic net income per share	$0.46	$0.64	$0.71	$1.04
Diluted net income per share	$0.46	$0.63	$0.71	$1.03

Anti-dilutive shares excluded from the calculation:
Performance shares	—	77,767	—	77,767
Restricted stock units	—	—	1,000	2,700
Total anti-dilutive shares excluded from the calculation	—	77,767	1,000	80,467

NOTE 5.
Equity-Based Compensation
As of September 30, 2012, we had three stock incentive plans under which stock option, performance share or restricted stock unit, or RSU, grants were outstanding, with approximately 367,000 shares authorized for future use under the 2005 Stock Incentive Plan.
The following table details our compensation expense for the quarters and nine months ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Employee equity-based compensation expense:
Performance shares	$891	$942	$2,598	$2,707
Restricted stock units	168	155	459	437
Total employee equity-based compensation expense	$1,059	$1,097	$3,057	$3,144
Related net income tax benefit	$—	$—	$—	$—

Director deferred compensation expense (income)	$1,126	$(373)	$1,553	$484

There were no realized tax benefits related to the excess of the deductible amount over the compensation cost recognized in the Consolidated Condensed Statements of Cash Flows during any of the periods presented above.

STOCK OPTIONS
The following table summarizes outstanding stock options as of September 30, 2012 and changes during the nine months ended September 30, 2012:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	144,684	$23.34
Shares exercised	(40,830)	16.63	$679
Shares canceled or expired	—	—
Outstanding and exercisable at September 30	103,854	25.68	1,214
There were no unvested stock options outstanding during the nine months ended September 30, 2012. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2011 was $1.3 million.
The following table summarizes outstanding stock options as of September 30, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$14.4398	11,545	0.17 years	$14.44
$19.2569	30,340	1.17 years	19.26
$30.9204	61,969	2.17 years	30.92
$14.4398 to $30.9204	103,854	1.66 years	25.68

Cash received from stock option exercises for the nine months ended September 30, 2012 and 2011 was $0.7 million and $1.2 million, respectively. No actual tax benefits were realized for tax deductions from options exercised during either period.
PERFORMANCE SHARES
The following table presents the key inputs used in the Monte Carlo simulation method to calculate the fair value of the performance share awards in 2012 and 2011, and the resulting fair values:

	2012	2011
Shares granted	85,028	77,767
Stock price as of valuation date	$31.11	$39.10
Risk-free rate	0.40%	1.26%
Fair value of a performance share	$34.24	$55.84

The following table summarizes outstanding performance share awards as of September 30, 2012, and changes during the nine months ended September 30, 2012:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	154,594	$50.54
Granted	85,028	34.24
Forfeited	(2,596)	44.99
Unvested shares outstanding at September 30	237,026	44.76	$8,657

As of September 30, 2012, there was $4.2 million of unrecognized compensation cost related to non-vested performance share awards, which is expected to be recognized over a weighted average period of 1.25 years.

RESTRICTED STOCK UNITS
The following table summarizes outstanding RSU awards as of September 30, 2012, and changes during the nine months ended September 30, 2012:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	36,359	$35.60
Granted	19,725	31.38
Vested	(1,290)	33.27
Forfeited	(1,504)	33.36
Unvested shares outstanding at September 30	53,290	34.16	$1,991
For RSU awards granted during the period, the fair value of each share was determined on the date of grant using the grant date market price. The total fair value of RSU awards vested during the nine months ended September 30, 2012 was less than $0.1 million. As of September 30, 2012, there was $0.8 million of unrecognized compensation cost related to non-vested RSU awards, which is expected to be recognized over a weighted average period of 1.3 years.

NOTE 6.
Detail of Certain Balance Sheet Accounts
The following tables detail certain accounts as of the balance sheet dates:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Inventories:
Lumber and other manufactured wood products	$13,168	$12,002
Logs	11,703	12,400
Materials and supplies	4,560	4,201
	$29,431	$28,603

Current Other Assets:
Basis of real estate held for sale	$7,433	$7,433
Prepaid expenses	1,567	1,128
Deferred charges	1,435	1,437
	$10,435	$9,998

Noncurrent Other Assets:
Developed land costs	$3,626	$3,635
Derivative asset associated with interest rate swap	3,170	2,409
Deferred charges	2,973	4,129
Noncurrent investments	1,496	22,043
Restricted cash	526	—
Other	107	89
	$11,898	$32,305

The decrease in Noncurrent Other Assets - Noncurrent investments as of September 30, 2012 from December 31, 2011 was due to borrowing against our company owned life insurance, or COLI, plan, based on the cash surrender value that had accumulated over the years, to make a pension contribution.

NOTE 7.
Pension Plans and Other Postretirement Employee Benefits
The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits, or OPEB, for the quarters and nine months ended September 30:

Quarters ended September 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$1,309	$1,114	$71	$112
Interest cost	4,997	5,331	620	871
Expected return on plan assets	(7,188)	(7,951)	—	—
Amortization of prior service cost (credit)	192	171	(2,336)	(2,134)
Amortization of actuarial loss	3,839	2,479	781	992
Net periodic cost (benefit)	$3,149	$1,144	$(864)	$(159)

Nine months ended September 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$3,928	$3,342	$213	$335
Interest cost	14,990	15,994	1,859	2,614
Expected return on plan assets	(21,566)	(23,853)	—	—
Amortization of prior service cost (credit)	577	513	(7,111)	(6,402)
Amortization of actuarial loss	11,517	7,437	2,345	2,975
Net periodic cost (benefit)	$9,446	$3,433	$(2,694)	$(478)
Our minimum funding requirement for 2012 was $9.7 million. During the first quarter of 2012, we borrowed against our COLI plan, based on the cash surrender value that had accumulated over the years, to make a $21.6 million pension contribution. We contributed $9.3 million to our qualified salaried pension plan, $6.8 million to our qualified hourly pension plan and $5.5 million to our qualified non-represented pension plan, with $11.9 million being discretionary funding. We do not anticipate additional contributions to any of our qualified pension plans in 2012. During the nine months ended September 30, 2012, we made contributions of $1.3 million to our non-qualified supplemental pension plan.
The following table details the components of "Other comprehensive income, net of tax" on our Consolidated Statements of Comprehensive Income of our pension plans and OPEB for the quarters and nine months ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Other comprehensive income, net of tax, related to:
Defined benefit pension plans	$2,459	$1,616	$7,377	$4,849
OPEB obligations	(948)	(697)	(2,906)	(2,090)
Other comprehensive income, net of tax	$1,511	$919	$4,471	$2,759

NOTE 8.
Financial Instruments
The following table presents the estimated fair values of our financial instruments as of the balance sheet dates:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments (Level 1)	$62,988	$62,988	$70,808	$70,808
Net derivative asset related to interest rate swaps (Level 2)	3,170	3,170	2,409	2,409
Derivative asset related to lumber swap (Level 2)	—	—	480	480
Long-term debt, including current installments on long-term debt (including fair value adjustments related to fair value hedges) (Level 2)	345,721	361,111	366,403	373,791
FAIR VALUE HEDGES OF INTEREST RATE RISK
As of September 30, 2012, we had six separate interest rate swap agreements with notional amounts totaling $46.75 million, associated with our $22.5 million debentures and $24.25 million of our medium-term notes. The swaps convert interest payments with fixed rates between 6.95% and 8.89% to variable rates of three-month LIBOR plus spreads between 4.738% and 6.518%. The interest rate swaps terminate at various dates between December 2015 and February 2018.
No net unrealized gain or loss was recognized in income for all periods presented because we recognized no hedge ineffectiveness.
NON-DESIGNATED LUMBER SWAP
In February 2012, we entered into two commodity swap contracts for a total of 22,500 mbf (thousand board feet) of southern yellow pine, which settled during the second quarter of 2012. In September 2011, we entered into a commodity swap contract for 31,200 mbf of southern yellow pine with an effective date of November 1, 2011 and a termination date of February 29, 2012. In October 2010, we entered into a commodity swap contract for 14,300 mbf of southern yellow pine, which settled in the first quarter of 2011. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income. As of September 30, 2012 there were no outstanding lumber swap contracts.
The following table presents the fair values of derivative instruments as of the balance sheet dates:

(Dollars in thousands)	Balance Sheet Location	September 30, 2012	December 31, 2011
Fair Value of Derivative Assets:
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets (non-current)	$3,170	$2,409
Total derivatives designated as hedging instruments		$3,170	$2,409

Derivatives not designated as hedging instruments:
Lumber contracts	Receivables, net	$—	$480
Total derivatives not designated as hedging instruments		$—	$480

There were no derivatives recorded as liabilities as of September 30, 2012 or December 31, 2011.

The following table details the effect of derivatives on the Consolidated Statements of Income for the quarters and nine months ended September 30:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Quarter Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)		2012	2011	2012	2011
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on hedging instrument(1)	Interest expense	$213	$255	$646	$791
Net gain recognized in income from fair value hedges		$213	$255	$646	$791

Derivatives not designated as hedging instruments:
Lumber contracts
Unrealized gain (loss) on derivative	Cost of goods sold	$—	$1,650	$(480)	$4,401
Realized gain (loss) on derivative	Cost of goods sold	—	304	(396)	553
Net gain (loss) recognized in income from derivatives not designated as hedging instruments		$—	$1,954	$(876)	$4,954

(1)	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the periods.

NOTE 9.
Commitments and Contingencies
In January 2007, the Environmental Protection Agency, or EPA, notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. Ultimately, the EPA published a draft EE/CA report on January 26, 2011 for public comment. The EPA’s report focused on a limited number of remedial alternatives which range in cost from approximately $7.9 million to $10.5 million. The public comment period closed March 11, 2011. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative at an estimated cost of approximately $9.5 million. On April 12, 2012, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. On May 23, 2012, we signed a consent order with the EPA pursuant to which the EPA agreed to suspend the unilateral administrative order and we agreed to provide 1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). The EPA may lift the suspension of the unilateral order at any time; however, we expect the suspension to be in effect until the end of 2012. As of September 30, 2012, after payment of $1.75 million to the EPA, we have accrued $4.25 million for this matter based upon the estimated cost of remediating the remainder of our property. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible.

NOTE 10.
Segment Information
The following table summarizes information by business segment for the quarters and nine months ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Revenues:
Resource	$82,144	$86,770	$156,486	$172,587
Real Estate	2,353	14,809	19,181	46,808
Wood Products	86,732	69,239	244,279	204,343
	171,229	170,818	419,946	423,738
Elimination of intersegment revenues - Resource	(19,318)	(17,927)	(38,111)	(36,244)
Total consolidated revenues	$151,911	$152,891	$381,835	$387,494

Operating income:
Resource	$23,631	$25,598	$39,011	$47,208
Real Estate	1,255	9,929	14,256	29,295
Wood Products	15,232	2,896	31,948	8,548
Eliminations and adjustments	(1,178)	1,634	(106)	4,160
	38,940	40,057	85,109	89,211
Corporate	(16,457)	(11,235)	(45,780)	(39,962)
Income before income taxes	$22,483	$28,822	$39,329	$49,249

Depreciation, depletion and amortization:
Resource	$6,061	$6,519	$12,071	$13,851
Real Estate	9	21	27	21
Wood Products	1,507	1,925	5,013	5,906
	7,577	8,465	17,111	19,778
Corporate	725	627	2,160	3,138
Total depreciation, depletion and amortization	$8,302	$9,092	$19,271	$22,916

Basis of real estate sold:
Real Estate	$397	$2,714	$1,806	$13,287
Eliminations and adjustments	(16)	(3,234)	(183)	(3,234)
Total basis of real estate sold	$381	$(520)	$1,623	$10,053

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding recognition of compensation costs relating to our performance shares and RSUs, contributions to our qualified pension plans, U.S. housing market conditions, housing starts and recovery, harvest deferrals, 2012 harvest levels, log prices, lumber demand, sales volumes and prices, seasonal conditions, business conditions for our business segments, wood products industry recovery, demand for our properties, Resource segment results, Wood Products segment results, Real Estate segment results, closing of a conservation-related sale and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.
Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

OVERVIEW
The operating results of our Resource, Real Estate and Wood Products business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, which is largely dependent on the economy and U.S. housing starts, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses such as log costs and fuel costs, asset dispositions or acquisitions, and other factors. The U.S. housing market remained weak going into the beginning of the year, with only slight improvements in housing starts expected through 2012. However, we are seeing and experiencing indications that the domestic housing market has finally bottomed and is headed toward a recovery.
Stronger than anticipated demand for manufactured wood products that began in the first quarter has continued to positively impact our operations through the third quarter, particularly in our Wood Products segment. Prices and sales volumes showed substantial improvement over the quarter and nine months ended September 30, 2011. Lumber prices increased 21% and 13%, respectively, in the third quarter and nine months ended September 30, 2012 over the comparable 2011 periods. We increased our production and shipments in the first quarter to take advantage of the greater demand, and have continued operating at this higher level through the third quarter. This combination of factors resulted in our Wood Products segment having very strong operating results for both the third quarter and nine months ended September 30, 2012.
In late 2011 we announced a harvest deferral from 4.1 million tons to 3.5 million tons in 2012. As a result, total harvest volumes for the third quarter and first nine months of 2012 decreased 11% and 14%, respectively, from the comparable periods in 2011. Harvest volume variances and price changes vary between our Northern and Southern regions, and between sawlogs and pulpwood. As a result of the decreased harvest in 2012, there were reductions in depletion and logging and hauling expenses, but these were partially offset by the increased cost of fuel.
Our Real Estate segment had solid results for the first nine months of 2012, with a large number of rural real estate and higher and better use, or HBU, acres sold. The product type sales prices per acre were relatively consistent between periods for our rural real estate and HBU properties. Results decreased from comparable periods in 2011 because the product mix of real estate sales changed, away from the larger non-strategic timberland sales. However, the current product mix of sales represents a solid base for our Real Estate segment.
While the third quarter and year-to-date results from our Resource and Real Estate segments were below those of the comparable periods in 2011, they met or exceeded our expectations. In our Wood Products business, prices have begun their normal seasonal softening, but they remain well above the prices expected earlier in the year. We anticipate lumber prices will bottom out in the first half of the fourth quarter before beginning to climb again as we move closer to the end of the year. At this time we still expect our 2012 harvest to be approximately 3.5 million tons. Our Resource segment is beginning to benefit from the improved demand and higher lumber pricing in the wood products industry, particularly in Idaho. However, we expect log prices to decrease slightly in the fourth quarter due to seasonal factors and product mix. Interest and demand for our rural real estate properties and non-strategic timberlands remain strong. We have an approximately 2,000-acre, $11 million conservation-related sale of HBU property scheduled before year-end, so we expect solid results from our Real Estate segment in the fourth quarter. Actual product-type mix and the mix among regions will continue to be large factors in the segment's operating results.

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
Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the quarters ended September 30:

(Dollars in thousands)	2012	2011	Increase (Decrease)
Revenues	$151,911	$152,891	$(980)
Costs and expenses:
Cost of goods sold	109,806	108,420	1,386
Selling, general and administrative expenses	13,342	7,837	5,505
Asset impairment charge	—	1,180	(1,180)
	123,148	117,437	5,711
Operating income	28,763	35,454	(6,691)
Interest expense, net	(6,280)	(6,632)	(352)
Income before income taxes	22,483	28,822	(6,339)
Income tax provision	(3,884)	(3,223)	661
Net income	$18,599	$25,599	$(7,000)

Revenues – Revenues decreased $1.0 million, or 1%, in the third quarter of 2012 from the same period in 2011, as a result of decreased revenues from our Real Estate and Resource segments, primarily due to fewer acres of real estate sold and our planned harvest deferral, respectively, partially offset by increased sales in our Wood Products segment. A more detailed discussion of revenues follows in “Discussion of Business Segments.”
Cost of goods sold – Cost of goods sold increased $1.4 million, or 1%, in the third quarter of 2012 over the third quarter of 2011, primarily due to increased log usage in the Wood Products segment due to increased production, partially offset by a lower basis of real estate sold and reduced logging and hauling costs and depletion resulting from the harvest deferral.
Selling, general and administrative expenses – Selling, general and administrative expenses increased $5.5 million, or 70%, in the third quarter of 2012 over the same period in 2011, primarily due to higher pension and OPEB expenses related to our legacy plans of $1.6 million and non-cash mark to market adjustments in our deferred compensation plans of $2.6 million.
Asset impairment charge – We recorded a $1.2 million asset impairment charge to reflect the markdown to fair value of a building that was listed for sale during the third quarter of 2011.

Interest expense, net – Net interest expense decreased $0.4 million, or 5%, in the third quarter of 2012 from the same period in 2011, primarily due to reduced interest expense associated with the maturity and redemption of $21.7 million of debt in the first half of 2012.
Income tax provision – For the quarters ended September 30, 2012 and 2011, we recorded income tax provisions related to Potlatch TRS of $3.9 million and $3.2 million, respectively, due to pre-tax income.

DISCUSSION OF BUSINESS SEGMENTS

	Quarter Ended
	September 30,
(Dollars in thousands)	2012	2011	Increase (Decrease)
Segment Revenues:
Resource	$82,144	$86,770	$(4,626)
Real Estate	2,353	14,809	(12,456)
Wood Products	86,732	69,239	17,493
Total segment revenues, before eliminations	$171,229	$170,818	$411

Segment Operating Income:
Resource	$23,631	$25,598	$(1,967)
Real Estate	1,255	9,929	(8,674)
Wood Products	15,232	2,896	12,336
Total segment operating income, before eliminations and adjustments, and corporate items	$40,118	$38,423	$1,695

Resource Segment – Revenues for the segment decreased $4.6 million, or 5%, during the third quarter of 2012 from the third quarter of 2011. Total harvest volumes decreased 11% in the third quarter of 2012 compared to the same quarter in 2011, due to the planned harvest deferral, primarily in our Southern region. These reduced volumes accounted for negative $9.7 million of the revenue variance, while slightly higher prices offset the volume variance by positive $4.9 million.
In our Northern region, total harvest volumes decreased 4% in the third quarter of 2012 from the third quarter of 2011 primarily due to the harvest deferral in 2012 and higher than normal harvest levels in the third quarter of 2011 when a portion of the harvest was shifted from our Southern region into Idaho to capture better pricing opportunities. In addition, the late spring break-up in Idaho in the second quarter of 2011 pushed additional harvest volume into the third quarter of 2011. As a result, sawlog volumes decreased 5% in the third quarter of 2012 compared to the same quarter in 2011. Sawlog prices increased 3%, primarily due to improved lumber prices. Northern pulpwood volumes remained flat between the periods, with Idaho maximizing production during the quarter due to increased pricing, while production in Minnesota decreased due to increased harvesting in the second quarter of 2012 as a result of unusually good spring weather. Pulpwood prices increased 4% due to stronger demand in Idaho than in 2011, partially offset by weaker demand in Minnesota due to the increased harvesting in the second quarter of 2012.
In our Southern region, total harvest volumes decreased 25% in the third quarter of 2012 from the same period in 2011. Sawlog volume decreased 35% due to the harvest deferral in 2012. Sawlog prices increased 4% as a result of a shift in product mix to higher priced hardwoods. Southern pulpwood volumes decreased 14% between the periods due to the harvest deferral in 2012, as well as increased volumes in the third quarter of 2011 as thinning operations on our pine plantations resulted in increased pulpwood volumes. Pulpwood prices increased 12% primarily due to a shift in product mix to more hardwoods and increased prices for both pine and hardwoods.
Expenses for the segment decreased $2.6 million, or 4%, during the third quarter of 2012 from the third quarter of 2011, primarily related to lower logging and hauling costs and depletion due to the decreased harvest levels. Operating income for our Resource segment decreased $2.0 million, or 8%, in the third quarter of 2012 from the same period in 2011.

The following table summarizes our harvest levels for the quarters ended September 30:

(Volume in tons)	2012	2011
Northern region
Sawlog	785,240	824,483
Pulpwood	123,420	122,947
Stumpage	6,717	6,063
Total	915,377	953,493

Southern region
Sawlog	161,274	247,253
Pulpwood	213,092	247,668
Stumpage	—	7,312
Total	374,366	502,233

Total harvest volume	1,289,743	1,455,726

Real Estate Segment – Revenues decreased $12.5 million, expenses decreased $3.8 million and operating income decreased $8.7 million in the third quarter of 2012 compared to the same period in 2011 as a result of fewer acres sold and the mix of types of acres sold. Results for the third quarter of 2011 included the third and final phase of a large non-strategic timberland and rural real estate land sale transaction in Idaho.
The following table summarizes our real estate sales for the quarters ended September 30:

	2012		2011
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	280	$2,444	966	$2,074
Rural real estate	674	1,146	3,663	1,221
Non-strategic timberland	1,231	728	5,612	1,485
Total	2,185		10,241

Wood Products – Revenues for the segment increased $17.5 million, or 25%, in the third quarter of 2012 over the same period in 2011. Lumber prices and volumes increased 21% and 4%, respectively, over the previous year due to improved demand in the third quarter of 2012. Expenses for the segment increased $5.2 million, or 8%, in the third quarter of 2012 over the same quarter of 2011, primarily as a result of increased log usage, slightly higher log prices, and additional wages and benefits costs associated with increased production volume. There was no lumber hedge activity in the third quarter of 2012, but we recognized a benefit of $2.0 million from a mark to market adjustment in the third quarter of 2011. Operating income for the segment was $15.2 million for the third quarter of 2012 compared to $2.9 million in the third quarter of 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the nine months ended September 30:

(Dollars in thousands)	2012	2011	Increase (Decrease)
Revenues	$381,835	$387,494	$(5,659)
Costs and expenses:
Cost of goods sold	287,469	287,473	(4)
Selling, general and administrative expenses	35,994	28,469	7,525
Asset impairment charge	—	1,180	(1,180)
	323,463	317,122	6,341
Operating income	58,372	70,372	(12,000)
Interest expense, net	(19,043)	(21,123)	(2,080)
Income before income taxes	39,329	49,249	(9,920)
Income tax provision	(10,599)	(7,505)	3,094
Net income	$28,730	$41,744	$(13,014)

Revenues – Revenues decreased $5.7 million, or 1%, in the nine months ended September 30, 2012 from the same period in 2011, as a result of decreased revenues from our Real Estate and Resource segments, primarily due to fewer acres of real estate sold and our planned harvest deferral, respectively, partially offset by increased sales in our Wood Products segment. A more detailed discussion of revenues follows in “Discussion of Business Segments.”
Cost of goods sold – Cost of goods sold was basically unchanged between the nine months ended September 30, 2012 and 2011. In our Resource segment, logging and hauling costs and depletion decreased as a result of the harvest deferral, but were partially offset by higher fuel costs, and in our Real Estate segment, costs decreased due to a lower basis of real estate sold. These decreases were offset by increased log usage in the Wood Products segment due to increased production.
Selling, general and administrative expenses – Selling, general and administrative expenses increased $7.5 million, or 26%, in the nine months ended September 30, 2012 over the same period in 2011, primarily due to higher legacy employee compensation related expenses of $4.7 million and non-cash mark to market adjustments in our deferred compensation plans of $2.1 million.
Asset impairment charge – We recorded a $1.2 million asset impairment charge to reflect the markdown to fair value of a building that was listed for sale during the third quarter of 2011.
Interest expense, net – Net interest expense decreased $2.1 million, or 10%, in the nine months ended September 30, 2012 from the same period in 2011, primarily due to a $1.2 million non-cash charge for deferred costs related to the reduction in our revolving credit facility in the first quarter of 2011 and reduced interest expense associated with the maturity and redemption of $21.7 million of debt in the first half of 2012.
Income tax provision – For the nine months ended September 30, 2012 and 2011, we recorded income tax provisions related to Potlatch TRS of $10.5 million and $7.5 million, respectively, due to pre-tax income. For the nine months ended September 30, 2012, we recorded income tax expense of $0.1 million related to the sale of REIT properties.

DISCUSSION OF BUSINESS SEGMENTS

	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011	Increase (Decrease)
Segment Revenues:
Resource	$156,486	$172,587	$(16,101)
Real Estate	19,181	46,808	(27,627)
Wood Products	244,279	204,343	39,936
Total segment revenues, before eliminations	$419,946	$423,738	$(3,792)

Segment Operating Income:
Resource	$39,011	$47,208	$(8,197)
Real Estate	14,256	29,295	(15,039)
Wood Products	31,948	8,548	23,400
Total segment operating income, before eliminations and adjustments, and corporate items	$85,215	$85,051	$164

Resource Segment – Revenues for the segment decreased $16.1 million, or 9%, during the first nine months of 2012 from the same period in 2011, as total harvest volumes decreased 14% as a result of the harvest deferral, partially offset by increased prices. The reduced volumes accounted for a negative $23.0 million variance, offset by a positive pricing variance of $6.9 million.
In our Northern region, total harvest volumes decreased 6% in the first nine months of 2012 from the same period in 2011. Sawlog volumes decreased 7%, primarily due to the harvest deferral in 2012. Sawlog prices increased 2%, primarily due to improved lumber prices. Northern pulpwood prices increased 8% due to a general increase in demand, which resulted in a 1% increase in volumes.
In our Southern region, total harvest volumes decreased 25% in the first nine months of 2012 from the same period in 2011. Sawlog volumes and prices decreased 34% and 3%, respectively, primarily due to the harvest deferral. Southern pulpwood volumes decreased 14% between periods due to the harvest deferral, as well as increased volumes in the third quarter of 2011 as thinning operations on our pine plantations resulted in increased pulpwood volumes. A shift to higher priced hardwoods and increased prices for both pine and hardwoods resulted in a 6% increase in pulpwood prices.
Expenses for the segment decreased $7.9 million, or 6%, during the first nine months of 2012 compared to the same period of 2011, primarily related to lower logging and hauling costs and depletion due to the decreased harvest levels, partially offset by the increased cost of fuel. Operating income for our Resource segment decreased $8.2 million, or 17%, in the first nine months of 2012 from the same period of 2011.

The following table summarizes our harvest levels for the nine months ended September 30:

(Volume in tons)	2012	2011
Northern region
Sawlog	1,445,772	1,546,925
Pulpwood	268,256	264,532
Stumpage	34,016	38,619
Total	1,748,044	1,850,076

Southern region
Sawlog	445,834	672,557
Pulpwood	517,215	600,043
Stumpage	—	15,006
Total	963,049	1,287,606

Total harvest volume	2,711,093	3,137,682

Real Estate Segment – Revenues decreased $27.6 million, expenses decreased $12.6 million and operating income decreased $15.0 million in the first nine months of 2012 compared to the same period in 2011 as a result of fewer acres sold and the mix of types of acres sold. The results for the first nine months of 2011 included four large non-strategic timberland and rural real estate sales in Idaho. The product type sales prices per acre were relatively consistent between periods for HBU and rural real estate properties.
The following table summarizes our real estate sales for the nine months ended September 30:

	2012		2011
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	4,238	$1,985	2,126	$2,031
Rural real estate	7,346	1,165	8,294	1,244
Non-strategic timberland	3,312	668	23,859	1,348
Total	14,896		34,279

Wood Products – Revenues for the segment increased $39.9 million, or 20%, in the first nine months of 2012 over the same period in 2011 as a result of both increased sales volumes and prices. Lumber prices and volumes increased 13% and 9%, respectively, over the previous year due to improved demand. Expenses for the segment increased $16.5 million, or 8%, in the first nine months of 2012 over the same period in 2011, primarily as a result of increased log usage, slightly higher log prices and additional wages and benefits costs associated with increased production volume. The net effect of our lumber hedge was $0.9 million of expense in the first nine months of 2012 compared to $5.0 million of income in the 2011 period. Operating income for the segment was $31.9 million for the first nine months of 2012 compared to $8.5 million in the first nine months of 2011.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2012, our financial position included long-term debt of $345.7 million compared to $366.4 million at December 31, 2011. Stockholders’ equity for the first nine months of 2012 decreased $2.3 million primarily due to the payment of our quarterly cash distributions to common stockholders totaling $37.5 million, partially offset by net income of $28.7 million. The ratio of long-term debt to stockholders’ equity was 2.5 to 1 at September 30, 2012 compared to 2.6 to 1 at December 31, 2011.

Working capital totaled $63.3 million at September 30, 2012, an increase of $6.1 million from the December 31, 2011 balance of $57.2 million. The significant changes in the components of working capital are as follows:

•
The current portion of long-term debt decreased $13.2 million due to the maturity and redemption of $21.7 million of debt in the first half of 2012, partially offset by the scheduled maturity of $8.4 million of debt in August 2013.

•	Accounts payable and accrued liabilities increased $11.1 million as a result of higher trade payables due to increased logging activities, plus accruals for interest and non-income tax payments.

•	Receivables increased $11.0 million primarily due to increased trade receivables due to the seasonal effects in the Resource segment and increased Wood Products sales.

•
Cash and short-term investments decreased $8.3 million primarily due to the payment of our quarterly cash distributions to common stockholders totaling $37.5 million and the redemption of debt mentioned above, partially offset by the additional cash generated by our improved business results.

•
Inventories increased $0.8 million due to increased production of our manufactured wood products during the first nine months of 2012 that resulted in a $1.2 million increase in our lumber and manufactured wood products inventory, offset by a $0.7 million reduction in our log inventory.

Cash Flows Summary
The following table presents information regarding our cash flows for the nine months ended September 30:

(Dollars in thousands)	2012	2011
Net cash provided by operating activities	$43,033	$72,106
Net cash provided by (used for) investing activities	18,225	(2,898)
Net cash used for financing activities	(60,044)	(68,584)
Increase in cash	1,214	624
Cash at beginning of period	7,819	5,593
Cash at end of period	$9,033	$6,217

Net cash provided by operating activities for the first nine months of 2012 totaled $43.0 million, compared to $72.1 million for the same period in 2011. The decrease between periods was primarily due to increased funding of our qualified pension plans, the decrease in cash generated from real estate sales and lower net income in the first nine months of 2012 compared to the same period in 2011.
Net cash provided by investing activities totaled $18.2 million for the first nine months of 2012. Net cash used for investing activities totaled $2.9 million for the first nine months of 2011. During the first nine months of 2012, we borrowed $21.8 million against our COLI plan, based on the cash surrender value that had accumulated over the years, to fund our 2012 pension contributions. In addition, a $9.6 million net decrease in short-term investments was partially offset by $11.9 million of capital expenditures. In the first nine months of 2011, $12.1 million of capital expenditures was partially offset by a $10.6 million net decrease in short-term investments. Capital expenditures in both periods were primarily for reforestation activities and routine general replacement projects associated with our wood products manufacturing facilities.
Net cash used for financing activities totaled $60.0 million and $68.6 million for the first nine months of 2012 and 2011, respectively. Net cash used for financing activities in the first nine months of 2012 was primarily for payment of our quarterly cash distributions to common stockholders of $37.5 million and debt maturities and redemptions of $21.7 million. Net cash used for financing activities in the first nine months of 2011 was primarily for payment of our quarterly cash distributions to common stockholders of $61.5 million and a debt maturity and redemption of $5.0 million.
As of September 30, 2012, there were no borrowings outstanding under the revolving line of credit, and approximately $1.9 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at September 30, 2012 was $148.1 million.

The following table sets forth the most restrictive covenants in the bank credit facility and our status with respect to these covenants as of September 30, 2012:

	Covenant Requirement	Actual at September 30, 2012
Minimum Interest Coverage Ratio	2.00 to 1.00	3.38 to 1.00
Minimum Collateral Coverage Ratio	3.00 to 1.00	3.62 to 1.00
Maximum Funded Indebtedness to Capitalization Ratio	70.0%	55.5%
Minimum Liquidity Requirement	$60.0 million	$210.5 million

Our senior notes contain covenants that limit our ability to distribute cash to our shareholders, such as through the payment of dividends and repurchase of our capital stock, unless certain financial conditions are met. Our cumulative Funds Available for Distribution, or FAD, as defined in the covenant, less our dividends paid was $28.4 million at September 30, 2012. The remaining balance available for the payment of future dividends pursuant to the covenant was $90.1 million at September 30, 2012.
Contractual Obligations
There have been no material changes to our contractual obligations in the nine months ended September 30, 2012 outside the ordinary course of business.
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

ITEM 4.
Disclosure Controls and Procedures
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2012. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2012.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Internal Control Over Financial Reporting
In the nine months ended September 30, 2012 there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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

POTLATCH CORPORATION
(Registrant)

		By	/s/ Eric J. Cremers
Eric J. Cremers
Executive Vice President and Chief Financial Officer
(Duly Authorized; Principal Financial Officer)

		By	/s/ Terry L. Carter
Terry L. Carter
Controller and Treasurer
(Duly Authorized; Principal Accounting Officer)
Date:	October 23, 2012

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2012, filed on October 23, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the quarters and nine months ended September 30, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

 *    Incorporated by reference