Form 10-K
period 2012-12-31
POTLATCH CORP
filed 2013-02-15
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer (Do not check if a smaller reporting company) ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2012, was approximately $1,288.2 million, based on the closing price of $31.94.
The number of shares of common stock outstanding as of January 31, 2013: 40,397,613 shares of Common Stock, par value $1 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement expected to be filed on or about April 1, 2013, with the Commission in connection with the 2013 annual meeting of stockholders are incorporated by reference in Part III hereof.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

i

EXPLANATORY NOTE
For purposes of this report, any references to "the company,” “us,” “we,” and “our” include Potlatch Corporation and its consolidated subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding timber inventory, increasing lumber demand and pricing in North America in 2013, increased North American housing starts and repair and remodel activity, increased lumber demand and higher lumber prices due to Asian demand, the mountain pine beetle, limited dealer inventories and a recovering manufacturing base, the expected positive effect on timber prices of increased lumber demand and higher lumber prices, expected increase in 2013 of Idaho sawlog prices, expectations that 2013 pulpwood pricing and Arkansas sawlog pricing will be comparable or lower than 2012, expected weak residuals markets in 2013, expected increase in logging costs, expected 2013 overall timber harvest of 3.8 million tons, estimated 2013 timber harvest in Idaho of 2.1 million tons, estimated 2013 timber harvest in Arkansas of 1.5 million tons, expected timber harvest level of 4.6 million tons annually in the next several years, expected shipments of lumber in 2013, expected sales of 110,000 to 120,000 acres of HBU property, 80,000 to 90,000 acres of rural real estate property and 10,000 to 20,000 acres of non-strategic timberland over the next 10 to 15 years, expected sale of 18,000 to 20,000 acres in 2013, with 60% of the acreage being rural real estate, 20% HBU and 20% non-strategic timberland, expected higher prices in 2013 for real estate, estimated average selling price per acre in 2013 of $1,400, expectations of basis of land sold in 2013, estimated number of transactions closing per quarter in 2013, expected improved operating results in the Wood Products segment and Resource segment as housing starts increase and lumber demand and prices improve, funding of our dividend distributions in 2013, compliance with REIT tax rules, FSC certification of our timberlands, expectations regarding premium prices for FSC-certified logs, realization of deferred tax assets, like-kind exchanges and tax consequences, expected 2013 tax provision, expected capital expenditures in 2013, expectations regarding funding of our pension plans in 2013, expected liquidity in 2013 to fund our operations, regular stockholder distributions, capital expenditures and debt service obligations, expected corporate general and administrative expenses in 2013, expected depreciation, depletion and amortizations in 2013 and related matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	changes in timber growth rates;

•	changes in silviculture;

•	timber cruising variables;

•	changes in state forest acts or best management practices;

•	changes in timber harvest levels on our lands;

•	changes in timber prices;

•	changes in timberland values;

•	changes in policy regarding governmental timber sales;

•	changes in the United States and international economies;

•	changes in the level of residential and commercial construction and remodeling activity;

•	changes in tariffs, quotas and trade agreements involving wood products;

•	changes in demand for our products;

•	changes in production and production capacity in the forest products industry;

•	competitive pricing pressures for our products;

•	unanticipated manufacturing disruptions;

2012 FORM 10-K / 1

•	changes in general and industry-specific environmental laws and regulations;

•	unforeseen environmental liabilities or expenditures;

•	weather conditions;

•	changes in raw material and other costs;

•	collectability of amounts owed by customers;

•	changes in federal and state tax laws;

•	the ability to satisfy complex rules in order to remain qualified as a REIT; and

•	changes in tax laws that could reduce the benefits associated with REIT status.
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

2 / POTLATCH CORPORATION

Part I
ITEM 1. BUSINESS
General
Potlatch Corporation is a real estate investment trust, or REIT, with approximately 1.42 million acres of timberlands in Arkansas, Idaho and Minnesota. We derive much of our income from investments in real estate, including the sale of standing timber. Through wholly owned taxable REIT subsidiaries, which we refer to collectively in this report as Potlatch TRS, we operate a real estate sales and development business and five wood products manufacturing facilities that produce lumber and plywood.
Our businesses are organized into three reportable operating segments: Resource; Real Estate; and Wood Products. Our Resource segment manages our timberlands to optimize revenue producing opportunities while adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The Resource segment also seeks to increase our revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights leases, biomass production, carbon sequestration and other leasing opportunities. The business of our Real Estate segment consists primarily of the sale of selected non-core timberland real estate. The Real Estate segment engages in real estate subdivision and development activities through Potlatch TRS and also plays an active role in negotiations for all timberland acquisitions. Our Wood Products segment manufactures and markets lumber and plywood. Additional information regarding each of our three operating segments is included on pages 4-8. Information relating to the amounts of revenues, operating income and identifiable assets attributable to each of our operating segments for the years ended December 31, 2012, 2011 and 2010 is included in Note 16 to the consolidated financial statements contained in this report.
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

•
Maximizing the value of our non-core timberland real estate. A significant portion of our acreage is more valuable for development or recreational purposes than for growing timber. We continually assess the potential uses of our lands to manage them proactively for the highest value. We have identified approximately 14% to 16% of our timberlands as having values that are potentially greater than timberland values.

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

2012 FORM 10-K / 3

the business of the original Potlatch Corporation, which was incorporated in Delaware in 1903, and which was merged into Potlatch Operating Company in connection with the restructuring.
Effective January 1, 2006, we restructured our operations to qualify for treatment as a REIT for federal income tax purposes. As a REIT, if we meet certain requirements we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our stockholders, including the income derived from the sale of standing timber. We are, however, subject to corporate taxes on certain built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) on sales of real property (other than timber) held by the REIT during the first ten years following our conversion to a REIT, except for sales occurring in 2011, 2012 and 2013. The Small Business Jobs Act of 2010 modified the built-in gains provisions to exempt sales of real properties by a REIT in 2011, if five years of the recognition period had elapsed before January 1, 2011. The American Taxpayer Relief Act of 2012, enacted on January 2, 2013, extended the reduced five-year holding period for sales occurring in 2012 and 2013. If applicable, the built-in gains tax is eliminated or deferred if sale proceeds are reinvested in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sale agreement or timber deed. We are required to pay federal corporate income taxes on income from our non-real estate investments, principally the operations of Potlatch TRS.
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

4 / POTLATCH CORPORATION

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
Lumber demand in North America has started to improve and is expected to continue to increase due to improving housing starts and increased repair and remodel activity. Several other factors, including demand from Asia, the resource depletion caused by the mountain pine beetle, limited dealer inventories and a recovering manufacturing base, are also contributing to higher lumber prices. The increased demand and higher prices for lumber will in turn likely have a positive effect on timber prices.
Our Operations
Our Resource segment manages approximately 1.42 million acres of timberlands we own in two regions of the United States: the Northern region, consisting of our Idaho and Minnesota timberlands, with 1.01 million acres; and the Southern region, consisting of our Arkansas timberlands, with 0.41 million acres. As of year-end 2012, our estimated standing timber inventory is approximately 58.5 million tons. This estimate is derived using methods consistent with industry practice and is based on statistical methods and field sampling. Efforts are made to periodically update this estimate for growth, harvest, acquisitions and disposals. The estimated inventory volume includes timber from environmentally sensitive areas where the timberlands are managed in a manner consistent with best management practices, state forest practice acts and the FSC forest management standard.
Our timberlands include a wide diversity of softwood and hardwood species and are certified by the FSC. We are generally able to sell FSC-certified logs at premium prices. We own approximately 807,000 acres of timberlands in the northern and central portions of the state of Idaho that contain a variety of commercially viable softwood species, such as grand fir, Douglas fir, inland red cedar, ponderosa pine, western larch, Engelmann spruce and western white pine. We are the largest private landowner in Idaho. In Arkansas we own approximately 405,000 acres of timberlands. Primary species on these lands include southern yellow pine, red oak, white oak and other hardwoods. We own approximately 207,000 acres of timberlands in Minnesota, comprised primarily of aspen, pine and other mixed hardwoods.
In 2012, we made two timberland acquisitions in and around our existing ownership in Arkansas totaling approximately 9,300 acres. Both properties contain mature, harvestable timber, with one tract consisting of a large amount of high-value hardwoods and the other consisting primarily of larger pine sawlogs.
The primary business of the Resource segment is the management of our timberlands to optimize the value of all possible revenue producing opportunities while adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The segment also seeks to increase our revenues from non-timber resources such as from hunting leases, recreation permits and leases, mineral rights leases, biomass production, carbon sequestration and various other leasing opportunities.
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

2012 FORM 10-K / 5

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
The aggregate estimated volume of current standing timber inventory is updated at least annually to reflect increases in merchantable timber due to reclassification of young growth to merchantable timber, the annual growth rates of merchantable timber and the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests and land sales. Reproduction accounts are reviewed annually, and dollars and volumes are transferred from reproduction accounts to merchantable timber accounts on a reasonable and consistent basis. Volumes and the related accumulated costs are tracked and, as the timber is harvested, the cost is amortized to depletion. Total standing volume is estimated on an annual basis. Timber volumes are estimated from cruises of the timber tracts, which are completed on all of our timberlands on approximately a five to ten year cycle. Since the individual cruises collect field data at different times for specific sites, the growth model projects standing inventory from the cruise date to a common reporting date. Average annual growth rates for the merchantable inventory have historically been in the range of 2%-5%.
Detailed harvest information by region and product is presented in "Management's Discussion and Analysis, Results of Operations, Discussions of Business Segments." The following table presents a summary of our total 2012 fee timber harvest by region.
(In thousands)

	FEE TIMBER HARVESTED (TONS)
	SAWLOGS	PULPWOOD	TOTAL
Northern region	1,980	300	2,280
Southern region	587	691	1,278
Total	2,567	991	3,558
In 2012, the overall harvest from our timberlands was 3.6 million tons, compared to 4.1 million tons harvested in 2011. Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland sales and acquisitions, we expect the overall timber harvest from our lands in 2013 to total approximately 3.8 million tons. The incremental increase over 2012 will primarily result from harvests from the new timberland acquisitions in Arkansas. We anticipate increasing our harvests to approximately 4.6 million tons annually in the next several years, as market conditions continue to improve along with increased housing starts.
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
The Resource segment sells a portion of its logs at market prices to our wood products manufacturing facilities. Intra-company sales to our wood products manufacturing facilities in 2012 were approximately 24% of our total Resource segment revenues. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. The segment’s customers range in size from small operators to multinational corporations. The segment competes with owners of timberlands that operate in areas near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States. The segment competes principally on the basis of distance to market, price, log quality and customer service.

6 / POTLATCH CORPORATION

In 2012, approximately 32% of our Northern region’s volume and 31% of our Southern region’s volume was sold under log supply agreements. We expect approximately the same amount of volume to be sold under log supply agreements in 2013. In general, our log supply contracts require a specified volume of timber to be delivered to certain customer facilities at prices that are adjusted periodically to reflect market conditions. Prices in our Northern region contracts are adjusted periodically by species to prevailing market prices for logs, lumber, wood chips and other residuals. Prices in our Southern region contracts are adjusted every three months for pine and hardwood logs based on prevailing market prices for logs. Currently our log supply agreements are in place for two to three years.
We seek to manage harvest levels on our timberlands in a manner that assures long-term sustainability. We have been certified to be in compliance with the ISO 14001 standard with respect to our timberlands in Arkansas, Idaho and Minnesota. Our timberlands in Idaho and Arkansas were audited in 2012 by an independent third party for compliance with the ISO 14001 standard for environmental management systems. A field audit for Minnesota was not required during 2012. Our timberlands in Arkansas, Idaho and Minnesota were also audited in late 2012 by an independent third party for compliance with the FSC forest management standard. We have not yet received our final audit reports from the FSC, but anticipate continued certification under the FSC program for our timberlands. As a participant in these programs, we adhere to the collective principles of both organizations. These principles include commitments to sustainable forestry, responsible practices, forest health and productivity, and protection of special sites.
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

2012 FORM 10-K / 7

•	on-the-ground analysis and verification of modeling assumptions; and

•	certain measured and ranked attributes, such as timber potential, recreational opportunities, accessibility, special features and population and demographic trends.
As a result of this continual assessment of our lands, we currently have identified 200,000 to 230,000 acres of non-core timberland real estate. This includes approximately 110,000 to 120,000 acres of HBU property, 80,000 to 90,000 acres of rural real estate property and 10,000 to 20,000 acres of non-strategic timberland. Sales of these lands are expected to occur over a 10-year period, with the goal of utilizing like-kind exchange transactions or other tax-advantaged methods when it is appropriate.
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
For our Wood Products operations, the principal raw material used is logs, which are obtained from our Resource segment or purchased on the open market. We generally do not maintain long-term supply contracts for a significant volume of timber. During 2012 and 2011, 36% and 37% of our log purchases, respectively, were obtained from our Resource segment.
Our Wood Products segment was adversely affected from 2008 through 2011 by the national decline in home building and remodeling and the resulting weak demand and lower prices for wood products. As the housing market started recovering in 2012, our Wood Products segment has been showing improvement. We actively managed output at our wood products manufacturing facilities to match supply with demand and minimize cash costs, which allowed us to continue operating as much as possible through the past several years.
Beginning in early 2012, we experienced stronger than anticipated demand and higher prices for manufactured wood products, and that continued through the remainder of the year. In response, we increased production and shipments. As housing starts are expected to increase, demand and prices should also improve, which will continue to positively impact the results from our Wood Products segment.
Seasonality
Log and pulpwood sales volumes in our Resource segment are typically lower in the first half of each year, as winter rains in the Southern region and spring thaw in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions that restrict access to logging sites. The third quarter is typically our Northern region's strongest production quarter. Real Estate dispositions and acquisitions can be adversely affected when access to any properties to be sold or considered for acquisition is limited due to adverse weather conditions. Demand for our wood products typically decreases in the winter months when construction activity is slower, and increases in the spring, summer and fall when construction activity is generally higher.
Geographic Areas
All of our timberlands, wood products manufacturing facilities and other real estate and assets are located within the continental United States. In 2012, 2011 and 2010, less than 2% of our revenues were derived from sales of manufactured wood products to Canada and Mexico, with the remainder of our revenues resulting from domestic sales.

8 / POTLATCH CORPORATION

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
At this time, we believe that federal and state laws and regulations related to the protection of endangered species and air and water quality will not have a material adverse effect on our financial position, results of operations or liquidity. We anticipate, however, that increasingly strict laws and regulations relating to the environment, natural resources and forestry operations, as well as increased social concern over environmental issues, may result in additional restrictions on us leading to increased costs, additional capital expenditures and reduced operating flexibility.
Information regarding potentially material environmental proceedings is included in Note 14 to the consolidated financial statements contained in this report, and that information is incorporated herein by reference.
Employees
As of December 31, 2012, we had approximately 875 employees. The workforce consisted of approximately 217 salaried, 615 hourly and 43 temporary or part-time employees. As of December 31, 2012, approximately 18% of the workforce was covered under one collective bargaining agreement, which expires in May 2016.

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

2012 FORM 10-K / 9

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
Our board of directors, in its sole discretion, determines the actual amount of distributions to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use, and future acquisitions and dispositions. For example, our board of Directors reduced our quarterly cash distributions to stockholders effective December 2011 as a result of our decision to reduce harvest levels in response to continued market weakness. For a description of debt covenants that could limit our ability to make distributions to stockholders in the future, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Consequently, the level of future distributions to our stockholders may fluctuate, and any reduction in the distribution rate may adversely affect our stock price.
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
Timber prices are also affected by changes in timber availability at the local, national and international level. Our timberland ownership is currently concentrated in Arkansas, Idaho and Minnesota. In Arkansas and Minnesota, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in lower harvest levels, causing short-term decreases in supply that have tended to moderate price decreases. In Idaho, where a greater proportion of timberland is government owned, any substantial increase in timber harvesting from government-owned land could significantly reduce timber prices, which would harm our results of operations. For more than 20 years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the U.S. forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government-owned land could have a material adverse effect on our results of operations and cash flows. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local timberland owners, as well as occasionally high timber salvage efforts due to events such as unusual pest infestations or fires. Also, demand in other parts of the world may affect timber prices in the markets in which we compete. For example, during the past few years, demand from Asia has remained steady, and although we do not sell into the Asian markets, Asian demand has affected supply and demand in the markets in which we participate. A decrease in Asian demand may have a negative impact on lumber and timber prices in the markets in which we compete.
The cyclical nature of our business could adversely affect our results of operations.
The financial performance of our operations is affected by the cyclical nature of our business. The markets for timber, real estate and manufactured wood products are influenced by a variety of factors beyond our control. The

10 / POTLATCH CORPORATION

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
On a short-term basis, we may adjust our timber harvest levels in response to market conditions. For example, in 2011, in response to weak demand and low prices, we shifted a portion of our harvest from our Southern region to our Northern region to capture better pricing opportunities. In 2012, due to continuing poor market conditions and the resulting closure of a significant customer's mill in Arkansas, we reduced our overall timber harvest to 3.6 million tons from 4.1 million tons in 2011. We expect to continue harvesting at a level of approximately 3.8 million tons in 2013 while we wait for further improvement in log prices. We anticipate increasing harvest levels to approximately 4.6 million tons annually in the next several years, as market conditions continue to improve along with increasing housing starts. We also experience seasonally lower harvest activity during the winter and early spring due to weather conditions.
Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands, such as the two Arkansas purchases in 2012, and sales of existing timberlands, such as the conservation sale of HBU properties in Minnesota in 2012, or timber deed sales. In addition to timberland acquisitions and sales, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of silvicultural advances, natural disasters, fires and other hazards, regulatory constraints and other factors beyond our control.
We do not insure against losses of standing timber from any causes.
The volume and value of timber that can be harvested from our lands may be affected by natural disasters such as fire, insect infestation, disease, ice storms, wind storms, hurricanes, floods and other weather conditions and causes beyond our control. As is typical in the forest industry, we assume substantially all risk of loss to the standing timber we own from fire and other hazards because insuring for such losses is not practicable. Consequently, a reduction in our timber inventory could adversely affect our financial results and cash flows.
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
In addition, there are inherent uncertainties in the timing of real estate transactions that could adversely affect our operating results in any particular quarter. The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the number of properties listed for sale, the

2012 FORM 10-K / 11

seasonal nature of sales, the plans of adjacent landowners and our expectations of future price appreciation. Delays in the completion of transactions or the termination of potential transactions may be beyond our control. These events could adversely affect our operating results.
We may be unsuccessful in carrying out our acquisition strategy.
We have pursued, and intend to continue to pursue, acquisitions of strategic timberland properties. We compete with buyers that have substantially greater financial resources than we have for timberland and other real estate acquisition opportunities. We intend to finance acquisitions through cash from operations, borrowings under our credit facility, proceeds from equity or debt offerings, or proceeds from asset dispositions, or any combination thereof. In addition, it is uncertain whether any timberland acquisitions we make will perform in accordance with our expectations. The failure to identify and complete acquisitions of suitable timberland properties, our inability to finance future acquisitions on favorable terms or our inability to complete like-kind exchanges, could adversely affect our operating results and cash flows.
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
In January 2012, the American Lumber Standards Committee, or ALSC, adopted reduced design values for visually graded southern yellow pine 2x4 lumber, effective June 1, 2012, and in January 2013, the ALSC heard testimony related to a proposal to reduce design values for all other visually graded southern yellow pine lumber. It is anticipated that if the ALSC adopts reduced design values for other visually graded southern yellow pine lumber, it will provide a six-month transition period to support an orderly transition to new design values. Our Southern timberlands contain predominantly southern yellow pine, and we sell visually graded southern yellow pine lumber. At this time it is unknown what impact the decision will have on demand for southern yellow pine lumber. Implementation of the design value reductions could result in an increase in product substitution or species substitution and could adversely affect demand for visually graded southern yellow pine.
The forest products industry is highly competitive.
The markets for our wood products are highly competitive, and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Our wood products are subject to competition from wood products manufacturers in the United States, and to a lesser extent in Canada. After years of trade disputes over Canadian lumber imports, the United States and Canada signed an agreement, which has been extended to 2015, establishing a system of tiered taxes and volume restrictions relating to Canadian lumber imports to the United States. Notwithstanding the signing of this agreement, there can be no assurance that it will at all times, or at any time, effectively create a fair trade environment. The London Court of International Arbitration has twice ruled that Canada has violated the Softwood Lumber Agreement, or SLA. In addition, our wood products manufacturing facilities are relatively capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our wood products competitors may currently be lower-cost producers than we are, and accordingly these competitors may be less adversely affected than we are by price decreases. Wood products also are subject to significant competition from a variety of substitute products, including non-wood and engineered wood products. To the extent there is a significant increase in competitive pressure from substitute products or other domestic or foreign suppliers, our business could be adversely affected.
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

12 / POTLATCH CORPORATION

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or negatively affect our results of operations and financial condition.
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
Regulatory restrictions on future harvesting activities may be significant. Federal, state and local laws and regulations, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. For example, the Clean Water Act and comparable state laws, regulations and best management practices programs protect water quality. As a result, our resource management activities adjacent to rivers and streams as well as the point source discharges from our manufacturing facilities are subject to strict regulation. Most silvicultural activities are defined by regulation to be “non-point sources” and thus do not require federal permits from the Environmental Protection Agency, or EPA, but rather are subject to state regulation and best management practices programs. Recent litigation, however, has challenged this silvicultural exemption under the Clean Water Act, and in 2011 the Ninth Circuit Court of Appeals overturned the EPA's silvicultural exemption. The United States Supreme Court heard an oral argument on the case in December 2012. In December 2012, just prior to the Supreme Court oral argument, the EPA issued a rule clarifying that logging and forest roads do not require mandatory permits for stormwater discharges associated with industrial activities. A lawsuit was filed in the Ninth Circuit in January 2013 challenging the EPA rule. Accordingly, there can be no assurance that our forest management activities will not be subject to increased regulation under the Clean Water Act in the future.
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
Our manufacturing operations are subject to stringent environmental laws, regulations and permits covering air emissions, wastewater discharge, water usage, and waste handling and disposal that govern how we operate our facilities. These laws, regulations and permits, now and in the future, may restrict our current production and limit our ability to increase production, and impose significant costs on our operations with respect to environmental compliance. For example, in December 2012, the EPA issued new Major Source Boiler Maximum Achievable

2012 FORM 10-K / 13

Control Technology, or Boiler MACT, rules that could require capital investments at our Wood Products manufacturing facilities. These rules are effective in early 2016. We are unable at this time to estimate the cost of compliance with these new rules because we are still in the process of reviewing the new rules as they apply to our wood products manufacturing facilities, however, the capital investments required to comply with the new rules could be significant. Overall, it is expected that environmental compliance costs will likely increase over time as environmental requirements become more stringent, and as the expectations of the communities in which we operate become more demanding.
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
Our defined benefit pension plans are currently underfunded.
As a result of the steep downturn in the stock market in the fourth quarter of 2008 and the resulting effects on long-term interest rates and discount rates, our defined benefit pension plans have been underfunded since December 31, 2008, as the projected benefit obligation exceeds the aggregate fair value of plan assets. As a result of the underfunding, we may be required to make contributions to our qualified pension plans. We contributed $21.6 million and $9.4 million, respectively, to our qualified defined benefit pension plans in 2012 and 2011. We funded the 2012 contribution by taking a loan against our company owned life insurance plan, or COLI, based on the cash surrender value that has accumulated in the plan over the years. We are not required to make contributions during 2013 to our qualified defined benefit plans. However, we will be making payments of approximately $1.8 million for our non-qualified pension plan.
The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the expected rate of return on plan assets and the discount rate applied to pension plan obligations. Pension plan assets primarily consist of equity and fixed income investments, so fluctuations in actual equity market returns and changes in long-term interest rates may result in increased pension costs in future periods. Changes in assumptions regarding discount rates and expected rates of return on plan assets could also increase future pension costs. Changes in any of these factors may significantly impact future contribution requirements.
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

14 / POTLATCH CORPORATION

in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us, and the failure to obtain necessary capital could materially adversely affect our future growth.
A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.
As of December 31, 2012, approximately 18% of our workforce was covered by one collective bargaining agreement, which expires in May 2016. While we believe our relations with our employees are satisfactory, we cannot assure you that we will be able to negotiate a new collective bargaining agreement on favorable terms. If we are unable to negotiate an acceptable new agreement with the union upon expiration of the existing contract, we could experience a strike or work stoppage. Even if we are successful in negotiating a new agreement, the new agreement could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.
Risks Related to Our Indebtedness
Our indebtedness could materially adversely affect our ability to generate sufficient cash to make distributions to stockholders and fulfill our debt obligations, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.
Our debt requires interest and principal payments. As of December 31, 2012, we had long-term debt of $357.6 million, including current installments on long-term debt of $8.4 million. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our indebtedness could intensify.
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

2012 FORM 10-K / 15

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
In addition, the rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury, or Treasury. Changes to the tax laws affecting REITs or taxable REIT subsidiaries, which may have retroactive application, could adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. Accordingly, we cannot provide assurance that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to remain qualified as a REIT, the federal income tax consequences of such qualification, the determination of the amount of REIT taxable income or the amount of tax paid by the TRS.
If in any taxable year we fail to remain qualified as a REIT:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income; and

•	we would be subject to federal income tax on our taxable income at regular corporate rates, including any applicable alternative minimum tax.
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
By conducting our business in this manner, we believe we will satisfy the REIT requirements of the Internal Revenue Code and thus avoid the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to Potlatch TRS. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur, which would adversely affect our cash flow and impair our ability to make quarterly distributions.
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

16 / POTLATCH CORPORATION

Our ability to fund distributions and service our indebtedness using cash generated through our taxable REIT subsidiary may be limited.
The rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from Potlatch TRS for the payment of stockholder distributions and to service our indebtedness. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund distributions to stockholders and service the REIT's indebtedness using cash from Potlatch TRS.
We may not be able to complete desired like-kind exchange transactions for property we sell.
We sometimes seek to match sales and acquisitions of properties, which allows us to use Internal Revenue Code section 1031 like-kind exchange tax-deferred treatment. The matching of sales and purchases provides us with significant tax benefits, primarily the deferral of any gain on the property sold until the ultimate disposition or harvest of the replacement property. While we may attempt to complete like-kind exchanges when it is appropriate, it is unlikely that we will be able to do so in all instances due to various factors, including the lack of availability of suitable replacement property on acceptable terms and the inability to complete a qualifying like-kind exchange transaction within the time frames required by the Internal Revenue Code. The inability to obtain like-kind exchange treatment could result in the payment of taxes with respect to REIT property sold in 2014 and 2015, and a corresponding reduction in income and cash available for distribution to stockholders.
We may not be able to realize our deferred tax assets.
We may not have sufficient future taxable income to realize all our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which our temporary differences are deductible as governed by the tax code. The amount of our deferred tax assets could be reduced in the near term if future taxable income does not materialize and/or management is unable to implement one or more strategies that it has identified to generate taxable income. See Note 8 to the consolidated financial statements contained in this report for additional information about our deferred tax assets.
Risks Related to Ownership of Our Common Stock
The price of our common stock may be volatile.
The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above under “Business and Operating Risks” and the following: actual or anticipated fluctuations in our operating results or our competitors’ operating results, announcements by us or our competitors of capacity changes, acquisitions or strategic investments, our growth rate and our competitors’ growth rates, the financial markets and general economic conditions, changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally, or lack of analyst coverage of our common stock, failure to pay cash dividends or the amount of cash dividends paid, sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock, and changes in accounting principles.
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
Certain provisions of our certificate of incorporation and bylaws and Delaware law may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interest of us and our stockholders. The provisions in our certificate or incorporation and bylaws include, among other things, the following:

•	a classified board of directors with three-year staggered terms;

2012 FORM 10-K / 17

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

18 / POTLATCH CORPORATION

ITEM 2. PROPERTIES
For information regarding our timberlands, see the discussion under the heading “Resource Segment” on pages 3-6 of this report. Our principal wood products manufacturing facilities at December 31, 2012, which are all owned by us, together with their respective 2012 capacities and actual production, are as follows:

	CAPACITY[1,2]	PRODUCTION[2]
WOOD PRODUCTS
Sawmills:
Warren, Arkansas	177 mmbf	184 mmbf
St. Maries, Idaho	161 mmbf	166 mmbf
Gwinn, Michigan	170 mmbf	173 mmbf
Bemidji, Minnesota	119 mmbf	123 mmbf
Plywood Mill[3]:
St. Maries, Idaho	145 mmsf	164 mmsf

[1]
Capacity represents the proven annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Normal operating conditions are based on the configuration, efficiency and the number of shifts worked at each individual facility. In general, the definition includes two shifts for five days (two 40-hour shifts) per week at each facility, which is consistent with industry-wide recognized measures. Production can exceed capacity due to efficiency gains and overtime.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

2012 FORM 10-K / 19

Part II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The Nasdaq Global Select Market, or NASDAQ. The quarterly high and low sales price per share of our common stock, as reported by the NASDAQ UTP Trade Data Feed, as well as our quarterly cash distribution payments per share for 2012 and 2011, were as follows:

	2012			2011
QUARTER	HIGH	LOW	CASH DISTRIBUTIONS	HIGH	LOW	CASH DISTRIBUTIONS
1st	$34.45	$29.73	$0.31	$40.36	$32.53	$0.51
2nd	32.13	28.02	0.31	40.93	32.73	0.51
3rd	38.49	31.12	0.31	37.30	28.01	0.51
4th	39.21	36.65	0.31	35.48	29.32	0.31
There were approximately 1,244 stockholders of record at January 31, 2013.
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
Reference is made to the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” of (i) the covenants in our bank credit facility and term loan and the indenture governing our senior notes with which we must comply in order to make cash distributions and (ii) the REIT tax rules, which under certain circumstances may restrict our ability to receive dividends from Potlatch TRS, our taxable REIT subsidiary.
There are currently no authorized repurchase programs in effect under which we may repurchase shares.
See Item 12 of Part III of this report for a tabular summary of shares authorized for issuance under our equity compensation plans, which information is incorporated herein by this reference.

20 / POTLATCH CORPORATION

Company Stock Price Performance
The following graph and table show a five-year comparison of cumulative total stockholder returns for the company, the NAREIT Equity Index, the Standard & Poor’s 500 Composite Index and a group of six companies that we refer to as our Peer Group for the period ended December 31, 2012. The total stockholder return assumes $100 invested at December 31, 2007, with quarterly reinvestment of all dividends.

$150
$125
$100
$75
$50
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Potlatch Corporation
NAREIT Equity Index
S&P 500 Composite
2012 Peer Group

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Potlatch Corporation	$73	$96	$104	$105	$137
NAREIT Equity Index	62	80	102	110	130
S&P 500 Composite	63	80	92	94	109
2012 Peer Group[1]	60	77	85	88	121

[1]	Our Peer Group companies are Deltic Timber Corp., Plum Creek Timber Co., Inc., Rayonier Inc., St. Joe Co., Universal Forest Products Inc. and Weyerhaeuser Co.

ITEMS 6, 7, 7A and 8.
The information called for by Items 6, 7, 7A and 8, inclusive, of Part II of this form is contained in the following sections of this report at the pages indicated below:

2012 FORM 10-K / 21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2012. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2012.
Management's Annual Report on Internal Control Over Financial Reporting
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
Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on our assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included on page 78.
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
None.

22 / POTLATCH CORPORATION

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information required by this item is incorporated by reference to the information appearing under the headings “Corporate Governance,” “Board of Directors” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive Proxy Statement to be filed with the Commission on or about April 1, 2013.
Our Corporate Conduct and Ethics Code, which is applicable to all directors, officers and employees, can be found on our website at www.potlatchcorp.com. We post any amendments to or waivers from our Corporate Conduct and Ethics Code on our website.
Executive Officers of the Registrant
Information as of February 15, 2013, and for at least the past five years concerning our executive officers is as follows:
Michael J. Covey (age 55), has served as President and Chief Executive Officer, and a director of the company, since February 2006, and has served as Chairman of the Board of the company since January 2007.
Eric J. Cremers (age 49), has served as Executive Vice President and Chief Financial Officer since March 2012 and as Vice President, Finance and Chief Financial Officer from July 2007 to March 2012.
Terry L. Carter (age 64), has served as Controller and Treasurer since January 2009 and as Controller from September 1989 to January 2009.
William R. DeReu (age 46), has served as Vice President, Real Estate and Lake States Resource since February 2012 and as Vice President, Real Estate from May 2006 to February 2012.
Lorrie D. Scott (age 58), has served as Vice President, General Counsel and Corporate Secretary since July 2010. Prior to July 2010, she was employed by Weyerhaeuser Realty Investors, Inc., and served as Senior Vice President and General Counsel from October 2007 to July 2010.
Thomas J. Temple (age 56), has served as Vice President, Wood Products and Arkansas Resource since February 2012, as Vice President, Wood Products from January 2009 to February 2012, and as Vice President from November 2008 to January 2009. Prior to November 2008, he was employed by Canadian Forest Products, Ltd., an integrated forest products company, and served as Vice President of International Sales and Panel Marketing from April 2004 to November 2007.
The term of office of the officers of the company expires at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

ITEM 11. EXECUTIVE COMPENSATION
Information set forth under the headings “Report of the Executive Compensation Personnel Policies Committee” and “Compensation Discussion and Analysis” in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2013, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2013, is incorporated herein by reference.

2012 FORM 10-K / 23

The following table provides certain information as of December 31, 2012, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS[1]	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS[2]	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	613,408	$27.46	334,765
Equity compensation plans not approved by security holders	—	—	—
Total	613,408	$27.46	334,765

[1]
Includes 474,051 performance shares and 55,530 restricted stock units, or RSUs, which are the maximum number of shares that can be awarded under the performance share and RSU programs, not including future dividend equivalents.

[2]	Performance shares and RSUs do not have exercise prices and are therefore not included in the weighted average exercise price calculation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this item regarding certain relationships and related transactions is included under the heading “Transactions with Related Persons” in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2013, and is incorporated herein by reference.
The information required by this item regarding director independence is included under the heading “Board of Directors” in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2013, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item regarding principal accounting fees and services is included under the heading “Fees Paid to Independent Registered Public Accounting Firm in 2012 and 2011” in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2013, and is incorporated herein by reference.

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
Exhibits
Exhibits are listed in the Exhibit Index on pages 80-83 of this report.

2012 FORM 10-K / 25

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)
By	/S/ MICHAEL J. COVEY
Michael J. Covey
Chairman of the Board, President and Chief Executive Officer
Date: February 15, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 2013, by the following persons on behalf of the registrant in the capacities indicated.

BY	/S/ MICHAEL J. COVEY	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Michael J. Covey

BY	/S/ ERIC J. CREMERS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Eric J. Cremers

BY	/S/ TERRY L. CARTER	Controller and Treasurer (Principal Accounting Officer)
Terry L. Carter

	*	Director
Boh A. Dickey

	*	Director
William L. Driscoll

	*	Director
Ruth Ann M. Gillis

	*	Director
Jerome C. Knoll

	*	Director
John S. Moody

	*	Director
Lawrence S. Peiros

	*	Director
Gregory L. Quesnel

*By	/S/ LORRIE D. SCOTT
Lorrie D. Scott
(Attorney-in-fact)

26 / POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules
The following documents are filed as part of this report:

PAGE NUMBER
Selected Financial Data	28

Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Consolidated Financial Statements:
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010	44
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	45
Consolidated Balance Sheets at December 31, 2012 and 2011	46
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	47
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010	49
Summary of Principal Accounting Policies	50
Notes to Consolidated Financial Statements	55
Reports of Independent Registered Public Accounting Firm	78

Schedules:
II. Valuation and Qualifying Accounts	80
All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

2012 FORM 10-K / 27

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Selected Financial Data

(Dollars in thousands – except per-share amounts)

	2012	2011	2010	2009	2008
Revenues	$525,134	$497,421	$539,447	$476,169	$439,957
Income from continuing operations	42,594	40,266	40,275	81,431	72,937
Net income	42,594	40,266	40,394	77,328	52,637
Working capital	74,510	57,242	95,762	63,225	(91,367)
Current ratio	2.2 to 1	1.7 to 1	2.5 to 1	2.1 to 1	0.7 to 1
Long-term debt (including current portion)	$357,576	$366,403	$368,496	$368,431	$321,337
Stockholders’ equity	138,643	142,138	204,439	229,790	198,234
Long-term debt to stockholders’ equity ratio	2.6 to 1	2.6 to 1	1.8 to 1	1.6 to 1	1.6 to 1
Capital expenditures:[1]
Property, plant and equipment	$5,636	$5,338	$5,215	$4,317	$10,345
Timber and timberlands, net	23,552	11,548	9,786	11,380	53,734
Total capital expenditures	29,188	16,886	15,001	15,697	64,079
Total assets	718,897	746,220	781,711	823,565	938,321
Net income per share from continuing operations:
Basic	$1.06	$1.00	$1.01	$2.05	$1.85
Diluted	1.05	1.00	1.00	2.04	1.83
Net income per share:
Basic	$1.06	$1.00	$1.01	$1.94	$1.33
Diluted	1.05	1.00	1.00	1.93	1.32
Weighted-average shares outstanding (in thousands):
Basic	40,333	40,159	39,971	39,763	39,474
Diluted	40,553	40,383	40,219	39,974	39,803
Distributions/Dividends per share[2]	$1.24	$1.84	$2.04	$2.04	$2.04

[1]
Not included in additions to timber and timberlands for 2012, 2011, 2010, 2009 and 2008 are non-cash transactions totaling $0.6 million, $0.3 million, $0, $0.2 million and $40.8 million, respectively, for the purchase of timberlands.

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

28 / POTLATCH CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The U.S. housing market remained weak going into the beginning of 2012, with only slight improvements in housing starts expected through the year. However, economic conditions improved considerably, resulting in significantly better results than what we expected for 2012. We generated $42.6 million of net income during 2012, slightly above that of 2011. In our Resource segment, results reflect the impact of our decision to reduce harvest levels in 2012. Our total harvest volume was 3.6 million tons in 2012 compared to 4.1 million tons in 2011. Operating income for our Resource segment was $49.5 million in 2012 compared to $59.8 million in 2011. Operating income for our Real Estate segment totaled $28.1 million in 2012 compared to $31.4 million in 2011 as fewer acres were sold in 2012. Our Wood Products segment was impacted the most positively from the improved economic conditions, with operating income of $45.5 million in 2012 compared to $7.3 million in 2011. Average lumber prices and total shipment volumes increased 15% and 8%, respectively, in 2012 over 2011. We ended the year with $80.1 million of cash and short-term investments on our balance sheet.
We expect the economy to continue to expand as the housing market improves, which should positively impact our operating results, particularly in our Resource and Wood Products segments. U.S. lumber demand increased in 2012 and is expected to increase again in 2013. Lumber prices are trending higher and we expect 2013 prices to remain higher than in 2012. In our Resource segment, the improvement in lumber prices is working its way into higher sawlog prices. As a result, we are modestly increasing our harvest level in 2013 to 3.8 million tons. Our expectations for our Real Estate segment are slightly lower compared to 2012, with no large non-strategic land sales expected. However, we expect a consistent level of rural real estate and HBU sales at slightly higher prices.

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
One of the most significant expenses of our Wood Products segment is the cost of sawlogs to supply our manufacturing facilities. The cost of logs that supply our mills has at times fluctuated greatly as a result of the factors discussed above affecting the price of our timber. Selling prices of our manufactured wood products have not always increased in response to log price increases, nor have log prices always decreased in conjunction with declining wood products prices. On occasion, the results of operations of our wood products business have been, and may in the future be, adversely affected if we are unable to pass cost increases through to our customers.
The forest products industry in general and the wood products business in particular has been adversely affected since 2008 by the national decline in home building and the resulting weak demand and lower prices for wood products. As we experienced in 2012, lumber demand in North America has started to improve and is expected to continue to increase due to improving housing starts and increased repair and remodel activity.

2012 FORM 10-K / 29

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
Lumber demand in North America has started to improve and is expected to continue to increase due to improving housing starts and increased repair and remodel activity. Several other factors, including demand from Asia, the resource depletion caused by the mountain pine beetle, limited dealer inventories and a recovering manufacturing base, are also all contributing to higher lumber prices. The increased demand and higher prices for lumber will in turn likely have a positive effect on timber prices. In general, when pricing trends improve we increase our future harvest levels, and when pricing trends decline we decrease our harvest levels.
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
On a short-term basis, we may adjust our timber harvest levels in response to market conditions. For example, in 2011, in response to weak demand and low prices, we shifted a portion of our harvest from our Southern region to our Northern region to capture better pricing opportunities. In 2012, due to continuing poor market conditions, we reduced the overall timber harvest from our lands to 3.6 million tons from 4.1 million tons in 2011. Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland sales and acquisitions, we expect the overall timber harvest from our lands in 2013 to total approximately 3.8 million tons. The incremental increase over 2012 is primarily related to harvests from the new timberland acquisitions in Arkansas made in 2012. We anticipate increasing our harvests to approximately 4.6 million tons annually in the next several years, as market conditions continue to improve along with increased housing starts.
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

30 / POTLATCH CORPORATION

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
Interest in our rural real estate and HBU properties remained high in 2012. The number of rural real estate acres sold increased in 2012 over 2011, and the price per acre sold remained fairly comparable. The number of HBU acres and the price per acre sold increased in 2012 over 2011. We expect a consistent level of both types of sales in 2013.
Acquisitions and Dispositions. In addition to sales of timberlands as rural real estate or for HBU purposes, our business strategy also includes the disposition of non-strategic timberlands or timber deed sales when we desire to create financial flexibility and we believe pricing to be particularly attractive. Changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-strategic timberlands and could negatively affect our results of operations. We do not expect any large sales of non-strategic timberland in 2013, however, we expect continued smaller sales of our non-strategic properties.
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

2012 FORM 10-K / 31

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
Income taxes. We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets as specified by the Internal Revenue Code or applicable state statutes. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken and expects to have the ability to undertake in the future, we believe that it is more likely than not that we will realize the benefits of these deductible differences and carryforwards, net of the existing valuation allowances at December 31, 2012. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified.
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
Note 13 to the consolidated financial statements includes information on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense for the three years ended December 31, 2012, as well as the funded status of our pension plans and OPEB obligations as of December 31, 2012 and 2011.

32 / POTLATCH CORPORATION

The discount rate used in the determination of pension and OPEB benefit obligations in 2012, 2011 and 2010 was calculated using hypothetical bond portfolios consisting of “AA” or better rated securities that match the expected monthly benefit payments under our pension plans and OPEB obligations. The portfolios were well-diversified over corporate industrial, corporate financial, municipal, federal and foreign government issuers. At December 31, 2012, we calculated pension obligations using a 4.15% discount rate. We used a discount rate of 4.95% and 5.65% at December 31, 2011 and 2010, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The expected long-term rates of return on pension plan assets was 8.0% for the year ended December 31, 2012, and 8.5% for the years ended December 31, 2011 and 2010.
Net periodic pension plan cost in 2012 was $12.6 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would decrease pension plan cost, and conversely, a decrease in either of these measures would increase plan costs. As an indication of the sensitivity that pension expense has to the discount rate assumption for the year ending December 31, 2013, a 25 basis point decrease in the discount rate would increase annual plan cost by approximately $0.7 million. A 25 basis point decrease in the assumption for the expected return on plan assets would increase annual plan cost by approximately $0.8 million. The actual rates of return on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.
Effective January 1, 2011, we closed our defined benefit pension plans to any new salaried and hourly non-represented entrants. In connection with these closures, additional company 401(k) contributions are made for employees hired after that date.
For our OPEB obligations, the net periodic benefit for 2012 was $3.6 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 3.70%, 4.85% and 5.40% at December 31, 2012, 2011 and 2010, respectively. The assumed health care cost trend rate used to calculate OPEB obligations as of December 31, 2012 was 0% for our salaried and non-represented plans and a certain group of participants over age 65 in our hourly plan; 7.7% for our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 5.0% in 2082; and 7.7% for a certain group of participants under age 65 in our hourly plan, grading ratably to an assumption of 5.0% in 2082.
A 1% increase in the health care cost trend rate assumption would have affected our OPEB obligation (liability) by approximately $0.6 million, as reported in Note 13 to the consolidated financial statements. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.
Periodic pension and OPEB expense are included in “Cost of goods sold” and “Selling, general and administrative expenses” in the Consolidated Statements of Income. The expense is allocated to all business segments. At December 31, 2012 and 2011, liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 13 to the consolidated financial statements for further discussion.

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

2012 FORM 10-K / 33

Results of Operations
As of December 31, 2012, our business is organized into three reporting segments: Resource, Real Estate and Wood Products. Sales between segments are recorded as intersegment revenues based on prevailing market prices. Because of the role of the Resource segment in supplying our Wood Products segment with a portion of its wood fiber needs, intersegment revenues can represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.
In the period-to-period discussion of our results of operations below, when we discuss our consolidated revenues, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” sections below, each segment’s revenues are presented before elimination of intersegment revenues.
YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011
The following table sets forth year-to-year changes in items included in our Consolidated Statements of Income for the years ended December 31, 2012 and 2011.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2012	2011	INCREASE (DECREASE)
Revenues	$525,134	$497,421	$27,713
Costs and expenses:
Cost of goods sold	390,666	382,252	8,414
Selling, general and administrative expenses	49,419	40,549	8,870
Environmental remediation charge	—	1,200	(1,200)
Asset impairment charge	107	1,180	(1,073)
	440,192	425,181	15,011
Operating income	84,942	72,240	12,702
Interest expense, net	(25,539)	(27,829)	(2,290)
Income before income taxes	59,403	44,411	14,992
Income tax provision	(16,809)	(4,145)	12,664
Net income	$42,594	$40,266	$2,328
Revenues. Revenues increased $27.7 million, or 6%, in 2012 compared to 2011, due to increased revenues from the Wood Products segment, partially offset by decreased revenues from the Resource and Real Estate segments. A more detailed discussion of revenues follows in “Discussion of Business Segments.”
Cost of goods sold. Cost of goods sold increased $8.4 million, or 2%, in 2012 over 2011, primarily due to the increased cost of logs consumed, customer freight, and wages and benefits that resulted from increased production and operating hours at our wood products manufacturing facilities, partially offset by reduced logging and hauling costs from our Resource segment due to the harvest deferral and lower basis of acres sold by our Real Estate segment.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.9 million, or 22%, in 2012 over 2011, primarily due to higher pension expense related to our legacy plans and increased compensation expenses and mark to market adjustments related to deferred compensation plans.
Environmental remediation charge. In 2011, we recorded a pre-tax charge of $1.2 million to reflect increased remediation cost estimates associated with estimated liabilities related to our Avery Landing site in Idaho.
Asset impairment charge. In 2012, we recorded a $0.1 million charge related to write-downs of two of our real estate development projects. In 2011, we recorded a charge of $1.2 million as a result of a change in the intended use of a warehouse.
Interest expense, net. Net interest expense decreased $2.3 million in 2012 from 2011 due to the maturity and redemption of $21.7 million of debt and the lower interest rates associated with our interest rate swaps, combined with a $1.2 million non-cash charge in 2011 for deferred costs related to the reduction in our previous bank credit facility.

34 / POTLATCH CORPORATION

Income tax provision. The income tax provision for 2012 was due to pre-tax income for Potlatch TRS. The income tax provision for 2011 was due to pre-tax income for Potlatch TRS and a $0.9 million valuation allowance related to a state net operating loss and tax credit carryforwards.

DISCUSSION OF BUSINESS SEGMENTS

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2012	2011	INCREASE (DECREASE)
Segment Revenues:
Resource	$207,846	$226,969	$(19,123)
Real Estate	38,238	50,029	(11,791)
Wood Products	329,404	271,580	57,824
Total segment revenues, before eliminations	$575,488	$548,578	$26,910
Operating income:
Resource	$49,543	$59,792	$(10,249)
Real Estate	28,056	31,384	(3,328)
Wood Products	45,456	7,267	38,189
Total segment operating income, before eliminations and adjustments and corporate items	$123,055	$98,443	$24,612
Resource Segment. Revenues for the segment decreased $19.1 million, or 8%, in 2012 from 2011, due to our planned harvest deferral, primarily in Arkansas, partially offset by higher sales prices, primarily in Idaho, due to improving market conditions. Total harvest volume decreased 14% in 2012 from 2011, accounting for a negative $31.2 million of the revenue variance, partially offset by a positive pricing variance of $12.3 million.
The following table summarizes our harvest levels for the years ended December 31:

(Volume in tons)	2012	2011
Northern region
Sawlog	1,946,138	2,034,465
Pulpwood	299,934	360,391
Stumpage	34,049	41,008
Total	2,280,121	2,435,864

Southern region
Sawlog	586,658	875,933
Pulpwood	691,411	812,577
Stumpage	—	15,006
Total	1,278,069	1,703,516

Total harvest volume	3,558,190	4,139,380
In our Northern region, sawlog volume decreased 4% due to the harvest deferral. Sawlog prices increased 3% as a result of strengthening demand for cedar and mixed sawlogs, partially offset by a change in product mix that contained less cedar. Northern pulpwood volume decreased 17% as a result of reduced pulpwood production in Idaho in 2012 due to lower prices, and pulp and paper mill curtailments and closures in the Lake States in 2012. Pulpwood prices increased 4% in 2012 over 2011 due to very low prices in the first half of 2011.
In our Southern region, sawlog volume decreased 33% in 2012 from 2011 due to the harvest deferral, and prices decreased 1%. Southern pulpwood volume decreased 15% in 2012 from 2011 due to the harvest deferral in 2012, combined with increased production of pulpwood in 2011 resulting from pine plantation thinnings and favorable weather conditions in the latter part of 2011. Pulpwood prices increased 6% in 2012 over 2011 due to stronger demand due to decreased pine availability and a shift in product mix to higher-priced hardwoods.

2012 FORM 10-K / 35

Expenses for the segment decreased $8.9 million, or 5%, in 2012 from 2011, primarily due to decreased logging and hauling costs and lower depletion as a result of the reduced harvest volume, partially offset by higher per-unit logging and hauling expenses, increased forest management costs due to catching up on deferred road maintenance, pre-commercial thinning and replanting, and increased commercial thinning. Operating income for our Resource segment decreased $10.2 million, or 17%, in 2012 from 2011.
Real Estate Segment. Revenues decreased $11.8 million, expenses decreased $8.5 million and operating income decreased $3.3 million in 2012 compared to 2011, all primarily due to the sale of fewer acres of land in 2012.
The following table summarizes our real estate sales for the years ended December 31, 2012 and 2011:

	2012		2011
	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE
HBU	7,080	$2,969	2,592	$2,054
Rural real estate	11,724	1,218	9,851	1,259
Non-strategic timberland	4,140	711	24,015	1,345
Total	22,944		36,458
Wood Products Segment. Revenues for the segment increased $57.8 million, or 21%, in 2012 over 2011, due to improved market conditions. Lumber prices and volumes increased 15% and 8%, respectively, in 2012 over 2011. Expenses for the segment increased $19.6 million, or 7%, in 2012 over 2011. The cost of logs consumed, customer freight, and wages and benefits all increased as a result of increased production and operating hours. We recognized a negative $0.9 million charge to income related to our lumber hedge in 2012 compared to a benefit of $4.5 million in 2011. The Wood Products segment reported operating income of $45.5 million in 2012 compared to $7.3 million in 2011.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010
The following table sets forth year-to-year changes in items included in our Consolidated Statements of Income for the years ended December 31, 2011 and 2010.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2011	2010	INCREASE (DECREASE)
Revenues	$497,421	$539,447	$(42,026)
Costs and expenses:
Cost of goods sold	382,252	423,353	(41,101)
Selling, general and administrative expenses	40,549	39,347	1,202
Environmental remediation charge	1,200	4,096	(2,896)
Asset impairment charge	1,180	—	1,180
	425,181	466,796	(41,615)
Operating income	72,240	72,651	(411)
Interest expense, net	(27,829)	(27,780)	49
Income from continuing operations before income taxes	44,411	44,871	(460)
Income tax provision	(4,145)	(4,596)	(451)
Income from continuing operations	40,266	40,275	(9)
Discontinued operations, net	—	119	(119)
Net income	$40,266	$40,394	$(128)
Revenues. Revenues decreased $42.0 million, or 8%, in 2011 compared to 2010, primarily due to decreased revenues from the Real Estate segment as a result of larger sales of non-strategic timberlands in 2010 than in 2011. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

36 / POTLATCH CORPORATION

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
Environmental remediation charge. In 2010, we recorded a pre-tax charge of $4.1 million associated with estimated liabilities related to our Avery Landing site. In 2011, we recorded an additional pre-tax charge of $1.2 million to reflect increased remediation cost estimates, for a total accrual of $6.0 million at December, 31, 2011.
Asset impairment charge. In 2011, we recorded a pre-tax asset impairment charge of $1.2 million as a result of a change in the intended use of a warehouse.
Interest expense, net. Net interest expense increased less than $0.1 million in 2011 over 2010, primarily due to a $1.2 million non-cash charge for deferred costs related to the reduction in our bank credit facility, offset by a reduction in interest expense associated with our interest rate swaps and the $5.0 million medium-term note redemption and maturity in January 2011.
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

DISCUSSION OF BUSINESS SEGMENTS

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2011	2010	INCREASE (DECREASE)
Segment Revenues:
Resource	$226,969	$225,834	$1,135
Real Estate	50,029	85,226	(35,197)
Wood Products	271,580	273,887	(2,307)
Total segment revenues, before eliminations	$548,578	$584,947	$(36,369)
Operating income:
Resource	$59,792	$62,107	$(2,315)
Real Estate	31,384	30,425	959
Wood Products	7,267	7,140	127
Total segment operating income, before eliminations and adjustments and corporate items	$98,443	$99,672	$(1,229)
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

2012 FORM 10-K / 37

The following table summarizes our harvest levels for the years ended December 31:

(Volume in tons)	2011	2010
Northern region
Sawlog	2,034,465	1,993,445
Pulpwood	360,391	358,502
Stumpage	41,008	42,820
Total	2,435,864	2,394,767

Southern region
Sawlog	875,933	1,048,742
Pulpwood	812,577	707,596
Stumpage	15,006	—
Total	1,703,516	1,756,338

Total harvest volume	4,139,380	4,151,105
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
The following table summarizes our real estate sales for the years ended December 31, 2011 and 2010:

	2011		2010
	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE
HBU	2,592	$2,054	2,967	$2,007
Rural real estate	9,851	1,259	7,796	1,182
Non-strategic timberland	24,015	1,345	93,974	745
Total	36,458		104,737
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

38 / POTLATCH CORPORATION

pre-tax loss of $1.8 million from the sale of the railroad we operated in Idaho. The Wood Products segment reported operating income of $7.3 million in 2011 compared to $7.1 million in 2010.

Liquidity and Capital Resources
At December 31, 2012, our financial position included long-term debt of $357.6 million, including current installments on long-term debt of $8.4 million. Long-term debt at December 31, 2011 was $366.4 million, including current installments on long-term debt of $21.7 million. Stockholders’ equity at December 31, 2012, was $138.6 million compared to the December 31, 2011 balance of $142.1 million. Distributions to common stockholders in 2012 totaled $50.0 million, compared to $73.9 million in 2011. The ratio of long-term debt to stockholders’ equity was 2.6 to 1 at both December 31, 2012 and 2011.
Working capital totaled $74.5 million at December 31, 2012, compared to $57.2 million at December 31, 2011. The significant changes in the components of working capital are as follows:

•	Cash and short-term investments combined increased $9.3 million primarily due to cash provided by operating activities, partially offset by negative cash flows from financing and investing activities.

•
The current portion of long-term debt decreased $13.2 million due to the maturity and redemption of $16.5 million of medium-term notes in January and February 2012 and a $5.2 million revenue bond in April 2012, partially offset by the scheduled maturity of $8.4 million of bonds in August 2013.

•	Receivables decreased $2.9 million primarily due to decreased trade receivables.

•	Other current assets decreased $2.1 million due to a lower basis of real estate held for sale.
Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2012, are as follows:
(Dollars in thousands)

2013	$8,413
2014	21,000
2015	22,500
2016	5,000
2017	11,000
Cash Flows Summary
The following table presents information regarding our cash flows for the years ended December 31, 2012, 2011 and 2010.

(Dollars in thousands)	Years Ended December 31,
	2012	2011	2010
Cash flows from continuing operations:
Net cash provided by operating activities	$79,981	$77,425	$126,115
Net cash provided by (used for) investing activities	(8,647)	4,503	(45,476)
Net cash used for financing activities	(62,168)	(79,702)	(79,580)
Cash provided by continuing operations	9,166	2,226	1,059
Cash provided by discontinued operations	—	—	3,002
Change in cash	9,166	2,226	4,061
Balance at beginning of year	7,819	5,593	1,532
Balance at end of year	$16,985	$7,819	$5,593
Net cash provided by operating activities from continuing operations in 2012 totaled $80.0 million, compared to $77.4 million in 2011 and $126.1 million in 2010. The variance between 2012 and 2011 was primarily due to increased net income and the use of net operating loss carryforwards, partially offset by the $21.6 million contribution to our qualified pension plans in 2012. The variance between 2011 and 2010 was primarily related to the reduced proceeds from real estate sold in 2011 and the $9.4 million contribution to our qualified pension plans.

2012 FORM 10-K / 39

Net cash used for investing activities from continuing operations was $8.6 million in 2012. Net cash provided by investing activities from continuing operations was $4.5 million in 2011. Net cash used for investing activities from continuing operations was $45.5 million in 2010. In 2012, we used $29.2 million for capital expenditures, which was partially offset by the $21.8 million we borrowed against our COLI plan to fund our 2012 pension contributions. In 2011, the decrease in short-term investments of $22.3 million was partially offset by $16.9 million used for capital expenditures. In 2010, we increased short-term investments by $31.7 million and used $15.0 million for capital expenditures.
Our authorized capital spending budget for 2013 totals $24.4 million. Our capital spending is primarily related to reforestation expenditures, logging road construction, smaller high-return discretionary projects and routine general replacement projects for our wood products manufacturing facilities.
Net cash used for financing totaled $62.2 million in 2012, $79.7 million in 2011 and $79.6 million in 2010. Net cash used for financing in 2012 was primarily attributable to paying our quarterly cash distributions to stockholders, which totaled $50.0 million in 2012, and the maturity and redemption of $21.7 million of debt, partially offset by the issuance of $12.0 million of term loans. Net cash used for financing in 2011 was primarily attributable to paying our quarterly cash distributions to stockholders, which totaled $73.9 million in 2011, and the maturity and redemption of $5.0 million of medium-term notes. Net cash used for financing in 2010 was primarily attributable to paying our quarterly cash distributions to stockholders, which totaled $81.6 million in 2010.
Cash provided by discontinued operations totaled $3.0 million in 2010, primarily reflecting the net proceeds from the sale of the Prescott mill assets in November 2010.
On December 11, 2012, we entered into a new unsecured bank credit facility with an expiration date of December 11, 2017, which superseded our previous secured bank credit facility with an expiration date of December 8, 2013. Concurrent with our entry into this new credit agreement, all of the mortgages on our timberlands and other liens and security interests securing the previous credit agreement, our 6.95% Debentures and our Medium-Term Notes were released.
This new credit agreement provides for a revolving line of credit of up to $250 million, including a $40 million subfacility for letters of credit and a $15 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Subject to certain conditions and agreement of the lenders, the bank credit facility may be increased by up to an additional $100 million. As of December 31, 2012, there were no borrowings outstanding under the revolving line of credit, and approximately $1.9 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2012 was $248.1 million.
We may use the funds borrowed under the credit agreement, among other things, to refinance existing indebtedness, fund working capital needs and capital expenditures, and for other general corporate purposes, including acquisitions.
The agreement governing our bank credit facility contains certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The bank credit facility also contains financial maintenance covenants establishing a minimum interest coverage ratio, a minimum timberland coverage ratio and a maximum leverage ratio. We will be permitted to pay distributions to our stockholders under the terms of the bank credit facility so long as we remain in pro forma compliance with the financial maintenance covenants.
The table below sets forth the financial covenants in the bank credit facility and our status with respect to these covenants as of December 31, 2012:

	COVENANT REQUIREMENT	ACTUAL RATIO AT DECEMBER 31, 2012
Minimum Interest Coverage Ratio	3.00 to 1.00	4.64 to 1.00
Minimum Timberland Coverage Ratio	3.00 to 1.00	5.39 to 1.00
Maximum Leverage Ratio	5.00 to 1.00 *	3.03 to 1.00
* Commencing January 1, 2015, the Maximum Leverage Ratio will decrease to 4.50 to 1.00.
The Interest Coverage Ratio is our twelve months ended EBITDDA divided by interest expense for the same period. EBITDDA, as we define it, is earnings from continuing operations adjusted for interest expense, provision/benefit for income taxes, depreciation, depletion and amortization, the basis of real estate sold and non-cash equity compensation expense.

40 / POTLATCH CORPORATION

The Timberland Coverage Ratio is the value of our timberlands divided by our total funded indebtedness. Our total funded indebtedness consists of our long-term debt, including the current installments on long-term debt, plus the total amount outstanding under the letter of credit subfacility.
The Leverage Ratio is our total funded indebtedness divided by our twelve months ended EBITDDA. Both the total funded indebtedness and EBITDDA are computed as mentioned in the other financial covenants.
On December 18, 2012, we entered into a $12 million term loan to fund two timberland acquisitions. The term loan consists of two $6 million tranches, with rates of 2.95% on the 2017 maturity and 3.70% on the 2020 maturity. The term loan contains the same covenants and restrictions as those in the new credit agreement.
In 2009, we sold $150 million aggregate principal amount of 7.5% senior notes. The terms of the notes limit our ability and the ability of any subsidiary guarantors to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, and create liens. With respect to the limitation on dividends and the repurchase of our capital stock, these restricted payments are permitted as follows:

•
We may use 100% of our Funds Available for Distribution, or FAD, for the period January 1, 2010 through the end of the quarter preceding the payment date, less cumulative restricted payments previously made from FAD during that period, to make restricted payments. Our cumulative FAD less our dividends paid was $30.8 million at December 31, 2012.

•
If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $90.1 million at December 31, 2012.

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
Based on our outlook for 2013 and taking into account planned harvest activities, we expect to fund a majority of our 2013 annual cash distributions from cash and short-term investments on hand at December 31, 2012, and by using the cash flows from our REIT-qualifying timberland operations. The rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from Potlatch TRS for the payment of stockholder distributions. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund distributions to stockholders using cash flows from Potlatch TRS.
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

2012 FORM 10-K / 41

The major debt rating agencies routinely evaluate our debt and our access to capital, and our cost of borrowing can increase or decrease depending on our credit rating. In January 2013, Standard & Poor's affirmed our corporate BB credit rating, with a stable outlook. In August 2012, Moody’s affirmed our corporate and debt ratings of Ba1, with a stable outlook.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2012. Portions of the amounts shown are reflected in our consolidated financial statements and accompanying notes, as required by generally accepted accounting principles. See the footnotes following the table for information regarding the amounts presented and for references to relevant consolidated financial statement notes that include a detailed discussion of the item.

	PAYMENTS DUE BY PERIOD
(Dollars in thousands)	TOTAL	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt[1]	$356,748	$8,413	$43,500	$16,000	$288,835
Interest on long-term debt	184,264	23,623	44,725	40,598	75,318
Operating leases[2]	10,710	3,332	5,288	1,970	120
Purchase obligations[3]	21,697	7,966	10,385	3,346	—
Other obligations[4]	197,878	45,177	29,598	47,290	75,813
Total	$771,297	$88,511	$133,496	$109,204	$440,086

[1]	See Note 9, “Debt,” in the notes to consolidated financial statements.

[2]	See Note 14, “Commitments and Contingencies,” in the notes to consolidated financial statements.

[3]	Purchase obligations consist primarily of accounts payable, the purchase of raw materials, contracts for timber cutting and contracts with electricity providers.

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

Off-Balance Sheet Arrangements
We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.
Distributions to Shareholders
The following table summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31:

(Amounts per share)	2012	2011	2010
Qualified distributions	$—	$—	$—
Capital gain distributions	0.71	0.83	1.54
Non-taxable return of capital	0.53	1.01	0.50
Total distributions	$1.24	$1.84	$2.04

Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks on financial instruments includes interest rate risk on our short-term investments, bank credit facility and interest rate swap agreements. All market risk sensitive instruments were entered into for purposes other than trading purposes.
Our short-term investments consist of diversified depository accounts, money market funds and variable rate demand obligations, all of which have very short maturity periods, and therefore earn an interest rate

42 / POTLATCH CORPORATION

commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments.
The interest rates applied to borrowings under our bank credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our bank credit facility borrowings through the use of derivative financial instruments. There were no outstanding borrowings at December 31, 2012.
All of our long-term debt is fixed rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. However, we entered into interest rate swap agreements, effective July 1, 2010, on $68.25 million of fixed rate debt securities, or approximately 19% of our long-term debt. As of December 31, 2012, we had six separate interest rate swaps with notional amounts totaling $46.75 million. The swaps convert interest payments with fixed rates ranging between 6.95% and 8.89% to a three-month LIBOR plus a spread between 4.738% and 6.518%. The interest rate swaps terminate at various dates between December 2015 and February 2018. See Note 12 to the consolidated financial statements for additional information about our interest rate swaps.
We occasionally enter into lumber hedging contracts to mitigate commodity price risk related to sales by the Wood Products segment. These contracts normally cash settle at various dates throughout the length of the contracts. There were no lumber hedges outstanding at December 31, 2012. See Note 12 to the consolidated financial statements for additional information about our lumber hedges.
Quantitative Information about Market Risks
(Dollars in thousands)

	EXPECTED MATURITY DATE
	2013	2014	2015	2016	2017	THEREAFTER	TOTAL
Long-term debt:
Fixed rate	$8,413	$21,000	$22,500	$5,000	$11,000	$288,835	$356,748
Average interest rate	7.5%	7.1%	7.0%	8.8%	5.6%	6.9%	7.2%
Fair value at 12/31/12							$379,048
Our debt includes fixed rate and variable rate obligations as of December 31, 2012. We are not subject to interest rate risk on the fixed rate obligations. We are subject to interest rate risk on the interest rate swap agreements. A hypothetical increase or decrease of 50 and 100 basis points, or BPS, related to our interest rate swap agreements would have the following effects on fair value:
(Dollars in thousands)

	LONG-TERM DEBT PRINCIPAL AMOUNT	INTEREST RATE SWAP AGREEMENTS - FAIR VALUE
		Current	+50 BPS	+100 BPS	-50 BPS	-100 BPS
Maturing in:
2013	$—	$—	$—	$—	$—	$—
2014	—	—	—	—	—	—
2015	22,500	1,121	804	493	1,432	1,438
2016	5,000	267	192	119	341	344
2017	5,000	396	287	181	507	559
2018	14,250	1,273	913	563	1,641	1,915
Total	$46,750	$3,057	$2,196	$1,356	$3,921	$4,256

2012 FORM 10-K / 43

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per-share amounts)

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011	2010
Revenues	$525,134	$497,421	$539,447
Costs and expenses:
Cost of goods sold	390,666	382,252	423,353
Selling, general and administrative expenses	49,419	40,549	39,347
Environmental remediation charge	—	1,200	4,096
Asset impairment charge	107	1,180	—
	440,192	425,181	466,796
Operating income	84,942	72,240	72,651
Interest expense, net	(25,539)	(27,829)	(27,780)
Income from continuing operations before income taxes	59,403	44,411	44,871
Income tax provision	(16,809)	(4,145)	(4,596)
Income from continuing operations	42,594	40,266	40,275
Discontinued operations, net	—	—	119
Net income	$42,594	$40,266	$40,394

Net income per share:
Basic	$1.06	$1.00	$1.01
Diluted	1.05	1.00	1.00
The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

44 / POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011	2010
Net income	$42,594	$40,266	$40,394
Other comprehensive income (loss), net of tax:
Defined benefit pension plans and other postretirement employee benefits (OPEB):
Net gain (loss) arising during the period, net of tax of $(5,968), $(21,960) and $5,132	(9,334)	(34,347)	8,027
Prior service (cost) credit arising during the period, net of tax of $2,159, $2,264 and $(279)	3,273	3,541	(436)
Amortization of actuarial loss included in net periodic cost, net of tax of $7,208, $5,414 and $4,994	11,275	8,469	7,811
Amortization of prior service credit included in net periodic cost, net of tax of $(3,343), $(3,062) and $(3,001)	(5,230)	(4,790)	(4,695)
Recognition of deferred taxes related to actuarial gain on OPEB obligations	—	—	3,015
Other comprehensive income (loss), net of tax	(16)	(27,127)	13,722
Comprehensive income	$42,578	$13,139	$54,116
The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

2012 FORM 10-K / 45

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per-share amounts)

	AT DECEMBER 31
	2012	2011
ASSETS
Current assets:
Cash	$16,985	$7,819
Short-term investments	63,077	62,989
Receivables, net of allowance for doubtful accounts of $450	10,668	13,533
Inventories	28,928	28,603
Deferred tax assets	10,507	11,909
Other assets	7,932	9,998
Total current assets	138,097	134,851
Property, plant and equipment, net	58,050	61,453
Timber and timberlands, net	464,467	459,687
Deferred tax assets	43,292	57,924
Other assets	14,991	32,305
	$718,897	$746,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$8,413	$21,661
Current liability for pensions and other postretirement employee benefits	6,888	8,172
Accounts payable and accrued liabilities	48,286	47,776
Total current liabilities	63,587	77,609
Long-term debt	349,163	344,742
Liability for pensions and other postretirement employee benefits	145,047	163,116
Other long-term obligations	22,457	18,615
Stockholders’ equity:
Preferred stock, Authorized 4,000,000 shares, no shares issued	—	—
Common stock, $1 par value, Authorized 100,000,000 shares, Issued 40,389,180 and 40,202,170 shares	40,389	40,202
Additional paid-in capital	333,348	329,206
Retained earnings (accumulated deficit)	(94,196)	(86,388)
Accumulated other comprehensive loss, net of tax of $(91,834) and $(91,891)	(140,898)	(140,882)
Total stockholders’ equity	138,643	142,138
	$718,897	$746,220
The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

46 / POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011	2010
CASH FLOWS FROM CONTINUING OPERATIONS
Net income	$42,594	$40,266	$40,394
Adjustments to reconcile net income to net operating cash flows from continuing operations:
Depreciation, depletion and amortization	26,247	29,092	31,204
Basis of real estate sold	5,048	10,219	48,670
Change in deferred taxes	15,992	4,218	5,427
Loss (gain) on disposition of property, plant and equipment	(8)	(131)	1,078
Employee benefit plans	4,317	(2,181)	(6,241)
Equity-based compensation expense	4,067	4,404	3,952
Asset impairment charge	107	1,180	—
Gain from discontinued operations	—	—	(119)
Proceeds from land sales deposited with a like-kind exchange intermediary	—	—	(341)
Income tax benefit related to stock issued in conjunction with stock compensation plans	525	—	—
Other, net	1,478	365	42
Funding of qualified pension plans	(21,630)	(9,400)	—
Decrease (increase) in receivables	2,865	7,745	(3,117)
Increase in inventories	(325)	(4,228)	(385)
Decrease (increase) in prepaid expenses and other assets	(1,459)	(8)	455
Increase (decrease) in accounts payable and accrued liabilities	163	(4,116)	5,096
Net cash provided by operating activities from continuing operations	79,981	77,425	126,115
CASH FLOWS FROM INVESTING
Decrease (increase) in short-term investments	(88)	22,260	(31,743)
Proceeds from company owned life insurance (COLI) loan	21,751	—	—
Additions to property, plant and equipment	(5,636)	(5,338)	(5,215)
Additions to timber and timberlands	(23,552)	(11,548)	(9,786)
Proceeds from disposition of property, plant and equipment	71	224	3,075
Other, net	(1,193)	(1,095)	(1,807)
Net cash provided by (used for) investing activities from continuing operations	(8,647)	4,503	(45,476)
CASH FLOWS FROM FINANCING
Distributions to common stockholders	(50,041)	(73,921)	(81,578)
Repayment of long-term debt	(21,662)	(5,011)	(11)
Proceeds from issuance of long-term debt	12,000	—	—
Issuance of common stock	1,075	1,430	2,156
Change in book overdrafts	462	157	2,178
Deferred financing costs	(2,148)	(698)	(249)
Employee tax withholdings on vested performance share awards	(1,714)	(1,641)	(2,075)
Other, net	(140)	(18)	(1)
Net cash used for financing activities from continuing operations	(62,168)	(79,702)	(79,580)
Cash from continuing operations	9,166	2,226	1,059
Cash flows provided by discontinued operations	—	—	3,002
Increase in cash	9,166	2,226	4,061
Balance at beginning of year	7,819	5,593	1,532
Balance at end of year	$16,985	$7,819	$5,593

2012 FORM 10-K / 47

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest, net of amount capitalized	$23,884	$25,241	$26,135
Income taxes, net	53	(5,984)	255
Non-cash investing activity:
Additions to timber and timberlands	586	341	—
The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.
Certain 2011 and 2010 amounts have been reclassified to conform to the 2012 presentation.

48 / POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands, except per-share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2009	39,826,784	$39,827	$328,989	$(11,549)	$(127,477)	$229,790
Exercise of stock options and stock awards	107,296	107	2,049	—	—	2,156
Performance share and restricted stock unit awards	98,507	99	1,778	—	—	1,877
Net income	—	—	—	40,394	—	40,394
Pension plans and OPEB obligations	—	—	—	—	13,722	13,722
Transfer of assets from REIT to subsidiary	—	—	(1,922)	—	—	(1,922)
Common distributions, $2.04 per share	—	—	—	(81,578)	—	(81,578)
Balance, December 31, 2010	40,032,587	$40,033	$330,894	$(52,733)	$(113,755)	$204,439
Exercise of stock options and stock awards	77,446	77	1,261	—	—	1,338
Performance share and restricted stock unit awards	92,137	92	2,744	—	—	2,836
Net income	—	—	—	40,266	—	40,266
Pension plans and OPEB obligations	—	—	—	—	(27,127)	(27,127)
Transfer of assets from REIT to subsidiary	—	—	(5,693)	—	—	(5,693)
Common distributions, $1.84 per share	—	—	—	(73,921)	—	(73,921)
Balance, December 31, 2011	40,202,170	$40,202	$329,206	$(86,388)	$(140,882)	$142,138
Exercise of stock options and stock awards	60,857	61	1,031	—	—	1,092
Performance share and restricted stock unit awards	126,153	126	3,096	(361)	—	2,861
Net income	—	—	—	42,594	—	42,594
Pension plans and OPEB obligations	—	—	—	—	(16)	(16)
Transfer of assets from REIT to subsidiary	—	—	15	—	—	15
Common distributions, $1.24 per share	—	—	—	(50,041)	—	(50,041)
Balance, December 31, 2012	40,389,180	$40,389	$333,348	$(94,196)	$(140,898)	$138,643
The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

2012 FORM 10-K / 49

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Summary of Principal Accounting Policies
CONSOLIDATION
The consolidated financial statements include the accounts of Potlatch Corporation and its subsidiaries after elimination of significant intercompany transactions and accounts. There are no significant unconsolidated subsidiaries.
We are primarily engaged in activities associated with timberland management, including the sale of timber, the management of our approximately 1.42 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacture and sale of wood products. Our timberlands and all of our wood products facilities are located within the continental United States. The primary market for our products is the United States. As discussed in Note 1, we converted to a Real Estate Investment Trust, or REIT, effective January 1, 2006.
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
Significant estimates are described in further detail in this Summary of Principal Accounting Policies and the Notes to Consolidated Financial Statements. Significant estimates include timber volumes, pension and postretirement obligation assumptions, environmental liabilities, fair value of derivative instruments and assumptions utilized for asset and disposal group impairment tests.
EQUITY-BASED COMPENSATION
At December 31, 2012, we had three stock incentive plans under which performance share grants, restricted stock unit, or RSU, grants and stock options were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At December 31, 2012, no shares were available for future use under the 1995 and 2000 Stock Incentive Plans, while approximately 335,000 shares were authorized for future use under the 2005 Stock Incentive Plan. We issue new shares of common stock to settle stock option exercises and performance share and RSU awards.
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
Our outside directors and certain employees can elect to defer compensation in the form of common stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of our common stock. See Note 15 for additional information related to our equity-based compensation plans.
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

50 / POTLATCH CORPORATION

Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements and replacements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation or amortization are removed from the accounts. Any gains or losses are included in earnings.
TIMBER AND TIMBERLANDS
Timber and timberlands are valued at cost less accumulated depletion and amortization. For fee timber, the capitalized cost includes costs related to stand establishment, such as site preparation, including all costs of preparing the land for planting, cost of seeds or seedlings, tree planting, including labor, materials, depreciation of company-owned equipment and the cost of contract services. Upon completion of planting activities and field inspection to assure the planting operation was successful, a plantation will be considered “established.” Subsequent expenditures made to maintain the integrity or enhance the growth of an established plantation or stand are expensed. Post-establishment expenses include release spray treatments, pest control activities, thinning operations and fertilization. Expenditures for forest management consist of regularly recurring items necessary for ownership and administration of timber producing property such as fire protection, property taxes and insurance, silviculture costs incurred subsequent to stand establishment, cruising (physical inventory), property maintenance and salaries, supplies, travel, record-keeping and other normal recurring administrative personnel costs. These expenditures are accounted for as current operating expenses. Timberland purchased on the open market is capitalized and the cost is allocated to the relative values of the component items as appraised, such as timberland, merchantable sawlogs, merchantable pulpwood, reproduction (young growth not merchantable), logging roads and other land improvements. The capitalized cost includes purchase price, title search and title recording, transfer taxes and fees, timber cruises, appraisals and running of boundary lines.
The aggregate estimated volume of current standing timber inventory is updated at least annually to reflect increases in merchantable timber due to reclassification of young growth to merchantable timber, the annual growth rates of merchantable timber and the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests and land sales. Reproduction accounts are reviewed annually, and dollars and volumes are transferred from reproduction accounts to merchantable timber accounts on a reasonable and consistent basis. Volumes and the related accumulated costs are tracked and, as the timber is harvested, the cost is amortized to depletion. Total standing volume is estimated on an annual basis. Timber volumes are estimated from cruises of the timber tracts, which are completed on all of our timberlands on approximately a five to ten year cycle. Since the individual cruises collect field data at different times for specific sites, the growth model projects standing inventory from the cruise date to a common reporting date. Average annual growth rates for the merchantable inventory have historically been in the range of 2%-5%.
Depletion represents the amount charged to expense for logs cut from fee timber. Generally, rates at which timber is depleted are calculated annually for each of our Resource regions by dividing the beginning of year balance of the timber accounts by the forest inventory volume, after inventory updates for growth projection adjustments, new timber cruises, land purchases in existing operating regions and sales and harvested volume.
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
Since timber and timberlands are generally considered to be long-term productive assets, we classify these expenditures as investing activities in our Consolidated Statements of Cash Flows. Depletion associated with timber and timberlands and amortization associated with logging roads are non-cash adjustments to net income in the operating activities section of the Consolidated Statements of Cash Flows.
REAL ESTATE SALES
Sales of non-core timberland are considered to be part of our normal operations. We therefore recognize revenue and costs associated with real estate sold in our Consolidated Statements of Income. Certain cash receipts and payments associated with real estate have aspects of more than one class of cash flows. For example, cash generated from real estate sales is included as an operating activity in our Consolidated Statements of Cash Flows, and is adjusted for the basis of real estate sold. Acquisitions of timberlands, however, are reported as investing activities in our Consolidated Statements of Cash Flows.

2012 FORM 10-K / 51

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
We use a qualified intermediary to facilitate LKE transactions. Proceeds from forward transactions are held by the intermediary and are classified as restricted cash, within non-current other assets, because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. In the case of reverse transactions in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a non-current asset and included in “Timber and timberlands, net” in our Consolidated Balance Sheets and as “Additions to timber and timberlands” in the investing activities section of our Consolidated Statements of Cash Flows. In the case of forward transactions, amounts from sales of company-owned land deposited with the intermediary that are not yet matched with LKE property purchased are included as restricted cash in non-current “Other assets” in our Consolidated Balance Sheets and as “Proceeds from land sales deposited with a like-kind exchange intermediary” in the operating activities section of our Consolidated Statements of Cash Flows.
The Small Business Jobs Act of 2010 modified the built-in gains provisions to exempt sales of real properties by a REIT in 2011, if five years of the recognition period had elapsed before January 1, 2011, and the American Taxpayer Relief Act of 2012, enacted on January 2, 2013, extended the reduced five-year holding period for sales occurring in 2012 and 2013. Consequently, we do not expect to utilize like-kind exchanges in 2013. If applicable, the built-in gains tax is eliminated or deferred if sale proceeds are reinvested in accordance with the like-kind exchange provisions of the Internal Revenue Code.
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
INCOME TAXES
The income tax provision or benefit is based on income or losses reported in the consolidated financial statements. Deferred income taxes are recorded under the asset and liability method for the temporary differences between reported income and taxable income using current tax laws and rates.
REVENUE RECOGNITION
We recognize revenue from the sale of timber when legal ownership and the risk of loss transfers to the buyer and the quantity sold is determinable. The company sells timber under delivered log agreements as well as through sales of standing timber, or stumpage. For delivered sales, revenue, which includes amounts billed for shipping and

52 / POTLATCH CORPORATION

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
SHIPPING AND HANDLING COSTS
Costs for shipping and handling of manufactured goods are included in cost of goods sold in our Consolidated Statements of Income.
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

2012 FORM 10-K / 53

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02, Comprehensive Income, that expands disclosures for items reclassified out of accumulated other comprehensive income, or AOCI. For items reclassified out of AOCI and into net income in their entirety, disclosure of the effect of the reclassification on each affected net income line item on the face of the statement of income or in the footnotes is required. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures is required. ASU No. 2013-02 is effective for fiscal years and interim periods beginning after December 15, 2012. This guidance will be adopted in the first quarter of 2013, consistent with the effective date.

54 / POTLATCH CORPORATION

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

NOTE 2. EARNINGS PER SHARE
The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the years ended December 31:

(Dollars in thousands, except per-share amounts)	2012	2011	2010
Net income	$42,594	$40,266	$40,394

Basic weighted-average shares outstanding	40,333,333	40,159,141	39,971,073
Incremental shares due to:
Stock options	15,520	45,232	81,942
Performance shares	134,079	146,157	132,455
Restricted stock units	70,217	32,455	33,859
Diluted weighted-average shares outstanding	40,553,149	40,382,985	40,219,329

Basic net income per share	$1.06	$1.00	$1.01
Diluted net income per share	$1.05	$1.00	$1.00

Anti-dilutive shares excluded from the calculation:
Performance shares	—	77,767	—
Restricted stock units	315	1,500	5,750
Total anti-dilutive shares excluded from the calculation	315	79,267	5,750

NOTE 3. SHORT-TERM INVESTMENTS
Our short-term investments consist of diversified depository accounts, money market funds and variable rate demand obligations, all of which have very short maturity periods and therefore earn an interest rate commensurate with low-risk instruments. We classify our short-term investments as "available for sale" and there is no significant difference between cost and fair value. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. All short-term investments of REIT funds are made in compliance with the requirements of the Internal Revenue Code with respect to qualifying REIT investments.

2012 FORM 10-K / 55

NOTE 4. INVENTORIES
(Dollars in thousands)

	2012	2011
Logs	$12,493	$12,400
Lumber and other manufactured wood products	11,761	12,002
Materials and supplies	4,674	4,201
	$28,928	$28,603
Valued at lower of cost or market:
Last-in, first-out basis	$14,636	$18,717
Average cost basis	14,292	9,886
	$28,928	$28,603
If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $10.6 million, $9.7 million, and $8.5 million higher at December 31, 2012, 2011, and 2010, respectively. Reductions in quantities of LIFO inventories valued at higher costs prevailing in prior years decreased net income by $1.2 million in 2012 and $0.8 million in both 2011 and 2010.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
(Dollars in thousands)

	2012	2011
Land and land improvements	$16,448	$16,076
Buildings and structures	32,908	32,418
Machinery and equipment	165,369	168,538
Construction in progress	3,188	1,367
	217,913	218,399
Less: accumulated depreciation	(159,863)	(156,946)
Total property, plant and equipment	$58,050	$61,453
Depreciation charged against operating income totaled $8.8 million in 2012 and $9.8 million in both 2011 and 2010.

NOTE 6. TIMBER AND TIMBERLANDS
(Dollars in thousands)

	2012	2011
Timber and timberlands	$394,913	$400,874
Deposits on timberlands	7,871	—
Logging roads	61,683	58,813
	$464,467	$459,687
Depletion from company-owned lands totaled $12.9 million, $14.1 million and $17.2 million in 2012, 2011 and 2010, respectively. Amortization of logging roads totaled $2.6 million in 2012 and $2.4 million in both 2011 and 2010.
In 2012, we made two timberland acquisitions in and around our existing ownership in Arkansas. One acquisition was 2,981 acres for approximately $3.9 million, and the other was 6,304 acres for approximately $7.9 million. The deposits on timberland balance of $7.9 million at December 31, 2012 is related to amounts associated with the Arkansas timberland purchased on our behalf by a qualified LKE intermediary.
Payments due under timber cutting contracts total $1.6 million, $4.1 million, $6.3 million and $3.3 million in 2013, 2014, 2015 and 2016, respectively.

56 / POTLATCH CORPORATION

NOTE 7. OTHER ASSETS
(Dollars in thousands)

Current Other Assets:	2012	2011
Basis of real estate held for sale	$5,871	$7,433
Deferred charges	1,066	1,437
Prepaid expenses	995	1,128
	$7,932	$9,998
Noncurrent Other Assets:
Deferred charges	$6,837	$4,535
Derivative asset associated with interest rate swaps	2,952	2,409
Noncurrent investments	1,754	22,043
Developed land held for sale	1,733	3,229
Long term note receivable	1,592	—
Other	123	89
	$14,991	$32,305
The decrease in Noncurrent Other Assets - Noncurrent investments was due to borrowing against our company owned life insurance, or COLI, plan, based on the cash surrender value that had accumulated over the years, to make a pension contribution. Deferred charges primarily consist of deferred financing costs, which are being amortized over the life of the associated debt. The noncurrent deferred charges increased due to charges related to establishing the new credit agreement.

NOTE 8. INCOME TAXES
As a REIT, if we meet certain requirements, we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our shareholders. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) with respect to the REIT’s sale of any real property owned at such date within the first ten years following our conversion to a REIT, except for sales that occur in 2011, 2012 and 2013. The Small Business Jobs Act of 2010 modified the built-in gains provisions to exempt sales of real properties by a REIT in 2011, if five years of the recognition period had elapsed before January 1, 2011 and the American Taxpayer Relief Act of 2012, enacted on January 2, 2013, extended the reduced five-year holding period for sales occurring in 2012 and 2013. If applicable, the built-in gains tax is eliminated or deferred if sale proceeds are reinvested in accordance with the like-kind exchange provisions of the Internal Revenue Code. The sale of timber pursuant to a stumpage sale agreement or timber deed is not subject to built-in gains tax. We are required to pay federal and state corporate income taxes on earnings of our Potlatch TRS operations, principally comprised of our wood products manufacturing operations and certain real estate investments held for development and resale.
Due to the varying tax treatments of our activities, such as REIT operations, built-in gains taxes applicable to property sales, like-kind exchanges and TRS activities, our effective tax rate and amount of taxes paid may vary significantly from year to year.
The income tax provision allocated to continuing operations is comprised of the following for the years ended December 31:
(Dollars in thousands)

	2012	2011	2010
Current	$292	$(73)	$(930)
Deferred	8,197	4,990	(10,619)
Benefit of net operating loss carryforwards	8,320	(772)	16,145
Income tax provision	$16,809	$4,145	$4,596

2012 FORM 10-K / 57

The income tax provision allocated to continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following for the years ended December 31:
(Dollars in thousands)

	2012	2011	2010
Computed “expected” tax expense	$20,791	$15,544	$15,705
REIT income not subject to federal income tax	(5,241)	(11,739)	(9,481)
State net operating loss and tax credit valuation allowances	—	897	286
State and local taxes, net of federal income tax	1,615	54	311
Adjustment of REIT deferred taxes	—	—	(2,100)
Deferred tax adjustment—Retiree Health Care Act	—	—	1,441
All other items	(356)	(611)	(1,566)
Income tax provision	$16,809	$4,145	$4,596
Effective tax rate	28.3%	9.3%	10.2%
The effective rate for 2012 differs from 2011 due to the impact of increased operating income earned by Potlatch TRS. The effective rate for 2011 differs from 2010 due to the impact of the operating income earned by Potlatch TRS and a valuation allowance related to a state net operating loss and tax credit carryforwards recorded in 2011.
In association with our REIT conversion in 2006, we estimated the amount of REIT property that may be sold within the next ten years and retained a deferred tax liability at REIT conversion on the book-to-tax difference of approximately $3.0 million. This estimate is periodically reviewed. As a result of the Small Business Jobs Act of 2010, which modified the built-in gains provisions for 2011, and our expected disposal of REIT property through 2015, we reversed $2.1 million of this deferred tax liability in 2010.
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
Our accounts receivable balances included insignificant amounts of anticipated federal and state refunds at both December 31, 2012 and 2011.

58 / POTLATCH CORPORATION

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:
(Dollars in thousands)

	2012	2011
Deferred tax assets:
Pensions	$38,986	$41,380
Postretirement employee benefits	20,293	25,642
Nondeductible accruals	3,841	4,296
Inventories	3,126	3,459
Incentive compensation	2,843	2,560
Tax credits	2,678	2,994
Employee benefits	1,795	1,695
Net operating loss carryforwards	1,346	9,202
Other	124	152
Total deferred tax assets	75,032	91,380
Valuation allowance	(2,867)	(2,816)
Deferred tax assets, net of valuation allowance	$72,165	$88,564
Deferred tax liabilities:
Timber and timberlands	$(6,006)	$(6,142)
Property, plant and equipment	(12,360)	(12,589)
Total deferred tax liabilities	(18,366)	(18,731)
Net deferred tax assets	$53,799	$69,833
Net deferred tax assets and liabilities consist of:
(Dollars in thousands)

	2012	2011
Current deferred tax assets	$10,507	$11,909
Noncurrent deferred tax assets	61,658	76,655
Noncurrent deferred tax liabilities	(18,366)	(18,731)
Net noncurrent deferred tax assets	43,292	57,924
Net deferred tax assets	$53,799	$69,833
A valuation allowance has been recognized for certain state net operating loss and tax credit carryforwards due to uncertainty of sufficient taxable income prior to expiration of available carryover periods. The valuation allowance increased $0.1 million, $0.9 million and $0.3 million in 2012, 2011 and 2010, respectively. State net operating losses expire over the next 1 to 20 years and the tax credits expire over the next 14 years.
With the exception of the valuation allowances discussed above, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. In making this determination, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on projected taxable income for Potlatch TRS, over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken and expects to have the ability to undertake in the future, we believe that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2012. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified.

2012 FORM 10-K / 59

The following table summarizes the tax years subject to examination by major taxing jurisdictions:

Jurisdiction	Years
Federal	2008	-	2012
Arkansas	2009	-	2012
Michigan	2008	-	2012
Minnesota	2008	-	2012
Idaho	2009	-	2012
We reviewed our tax positions at December 31, 2012, and determined that no uncertain tax positions were taken during 2012, and that no new information was available at that time that would require derecognition of previously taken positions.
We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2012, 2011 and 2010, we recognized a net benefit of approximately $0, $0 and $0.2 million, respectively, related to interest and penalties in our tax provision. At December 31, 2012 and 2011, we had insignificant amounts accrued for the payment of interest related to tax obligations and accrued as a receivable for interest with respect to open tax refunds.

NOTE 9. DEBT
(Dollars in thousands)

	2012	2011
Revenue bonds, fixed rate 5.9% to 7.75%, due 2014 through 2026	$144,627	$149,745
7.5% Senior Notes, due 2019	148,241	147,984
Debentures, 6.95%, due 2015	22,493	22,490
Medium-term notes, fixed rate 8.75% to 8.89%, due 2016 through 2022	27,250	43,750
Term loans, fixed rate 2.95% due 2017 and 3.70% due 2020	12,000	—
Interest rate swaps	2,952	2,409
Other notes	13	25
	357,576	366,403
Less current installments on long-term debt	8,413	21,661
Long-term debt	$349,163	$344,742
In 2012, $16.5 million of medium-term notes and $5.2 million of revenue bonds matured and were redeemed. In 2011, $5.0 million of medium-term notes matured and were redeemed.
On December 11, 2012, we entered into a new unsecured credit agreement that superseded our previous secured credit agreement. This new bank credit facility, which expires on December 11, 2017, provides for a revolving line of credit of up to $250 million, including a $40 million subfacility for letters of credit and a $15 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Subject to certain conditions and agreement of the lenders, the bank credit facility may be increased by up to an additional $100 million. As of December 31, 2012, there were no borrowings outstanding under the revolving line of credit, and approximately $1.9 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2012 was $248.1 million.
Pricing is set according to the type of borrowing. Eurodollar Rate Loans are issued at a rate equal to the British Bankers Association LIBOR Rate, while Base Rate Loans are issued at a rate equal to the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the British Bankers Association LIBOR Rate that would then be applicable to a new Eurodollar Rate Loan with a one month Interest Period plus 1.00%, and (c) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 1.25% to 2.50% for Eurodollar loans and from 0.25% to 1.50% for Base Rate loans, depending on the current Leverage Ratio, as defined below. As of December 31, 2012, we were able to borrow under the bank credit facility with the additional applicable rate of 2.00% for Eurodollar Rate Loans and 1.00% for Base Rate Loans, with commitment fees of 0.3% on the unused balance of the bank credit facility.

60 / POTLATCH CORPORATION

The bank credit facility contains financial maintenance covenants establishing a minimum interest coverage ratio, a minimum timberland coverage ratio and a maximum leverage ratio. We will be permitted to pay distributions to our stockholders under the terms of the bank credit facility so long as we remain in pro forma compliance with the financial maintenance covenants.
The table below sets forth the financial covenants in the bank credit facility and our status with respect to these covenants as of December 31, 2012:

	COVENANT REQUIREMENT			ACTUAL AT DECEMBER 31, 2012
Minimum Interest Coverage Ratio	3.00	to	1.00	4.64	to	1.00
Minimum Timberland Coverage Ratio	3.00	to	1.00	5.39	to	1.00
Maximum Leverage Ratio	5.00	to	1.00 *	3.03	to	1.00
* Commencing January 1, 2015, the Maximum Leverage Ratio will decrease to 4.50 to 1.00.
On December 18, 2012, we entered into a $12 million term loan to fund two timberland acquisitions. The term loan consists of two $6 million tranches, with rates of 2.95% on the 2017 maturity and 3.70% on the 2020 maturity. The term loan contains the same covenants as those in the new credit agreement.
On November 3, 2009, we sold $150 million aggregate principal amount of 7.5% senior notes. The terms of the notes limit our ability and the ability of any subsidiary guarantors to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, and create liens. With respect to the limitation on dividends and the repurchase of our capital stock, these restricted payments are permitted as follows:

•
We may use 100% of our Funds Available for Distribution, or FAD, for the period January 1, 2010 through the end of the quarter preceding the payment date, less cumulative restricted payments previously made from FAD during that period, to make restricted payments. Our cumulative FAD less our dividends paid was $30.8 million at December 31, 2012.

•
If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $90.1 million at December 31, 2012.

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
Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2012, are as follows:
(Dollars in thousands)

2013	$8,413
2014	21,000
2015	22,500
2016	5,000
2017	11,000

2012 FORM 10-K / 61

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
(Dollars in thousands)

	2012	2011
Wages, salaries and employee benefits	$14,992	$13,361
Trade accounts payable	6,389	4,784
Taxes other than income taxes	6,363	7,004
Environmental remediation	4,250	6,000
Interest	4,250	4,551
Book overdrafts	4,085	3,623
Logging related expenses	3,456	3,788
Freight	426	1,035
Other	4,075	3,630
	$48,286	$47,776

NOTE 11. OTHER LONG-TERM OBLIGATIONS
(Dollars in thousands)

	2012	2011
Employee benefits and related liabilities	$15,215	$13,140
Other	7,242	5,475
	$22,457	$18,615

NOTE 12. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK
FAIR VALUE OF FINANCIAL INSTRUMENTS
Estimated fair values of our financial instruments are as follows:
(Dollars in thousands)

	2012		2011
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Cash and short-term investments (Level 1)	$80,062	$80,062	$70,808	$70,808
Net derivative asset related to interest rate swaps (Level 2)	2,952	2,952	2,409	2,409
Derivative asset related to lumber swap (Level 2)	—	—	480	480
Long-term debt (including current installments on long-term debt and fair value adjustments related to fair value swaps) (Level 2)	357,576	379,048	366,403	373,791
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

62 / POTLATCH CORPORATION

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
For cash and short-term investments, the carrying amount approximates fair value due to the short-term nature of these financial instruments. The fair value of the interest rate swaps has been determined based upon quoted market prices for similar assets and liabilities in active markets. The fair value of the non-designated lumber swap has been determined primarily from observable data by correlation and other means. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. For long-term debt for which there is no quoted market price, fair value is estimated based on average market prices for comparable liquid revenue bonds.
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
FAIR VALUE HEDGES OF INTEREST RATE RISK
As of December 31, 2012, we had six separate interest rate swaps with notional amounts totaling $46.75 million associated with our $22.5 million debentures and $24.25 million of our medium-term notes. The swaps convert interest payments with fixed rates ranging between 6.95% and 8.89% to a variable rate of 3-month LIBOR plus a spread between 4.738% and 6.518%. The interest rate swaps terminate at various dates between December 2015 and February 2018.
NON-DESIGNATED LUMBER SWAP
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, commodity price movements or other identified risks, but do not meet the strict hedge accounting requirements. In February 2012, we entered into two commodity swap contracts for a total of 22,500 mbf (thousand board feet) of southern yellow pine, which settled during the second quarter of 2012. In September 2011, we entered into two commodity swap contracts for 31,200 mbf of southern yellow pine with an effective date of November 1, 2011 and a termination date of February 29, 2012. In October 2010, we entered into a commodity swap contract for 14,300 mbf of southern yellow pine, which settled in the first quarter of 2011. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income. As of December 31, 2012 there were no outstanding lumber swap contracts.

2012 FORM 10-K / 63

The fair values of derivative instruments on our Consolidated Balance Sheets as of December 31 are as follows:
(Dollars in thousands)

	DERIVATIVE ASSETS
		2012	2011
	BALANCE SHEET LOCATION	FAIR VALUE	FAIR VALUE
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets (non-current)	$2,952	$2,409
Total derivatives designated as hedging instruments		$2,952	$2,409
Derivative not designated as hedging instruments:
Lumber contracts	Other assets (current)	$—	$480
Total derivative not designated as hedging instruments		$—	$480
There were no derivatives recored as liabilities as of December 31, 2012 or 2011.
The effect of derivatives on the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 are as follows:
(Dollars in thousands)

	LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME
		2012	2011	2010
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on hedging instrument[1]	Interest expense	$868	$1,027	$481
Net gain recognized in income from fair value hedges		$868	$1,027	$481

Derivatives not designated as hedging instruments:
Lumber contracts
Unrealized gain (loss) on derivative	Cost of goods sold	$(480)	$3,356	$(2,876)
Realized gain (loss) on derivative	Cost of goods sold	(396)	1,164	—
Net gain (loss) recognized in income from derivatives not designated as hedging instruments		$(876)	$4,520	$(2,876)

[1]	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the period.
No net unrealized gain or loss associated with the interest rate swaps was recognized in income for any of the periods presented because we recognized no hedge ineffectiveness.
CONCENTRATION RISK
For the years ended December 31, 2012, 2011 and 2010, no customers accounted for 10% or more of our revenues.

64 / POTLATCH CORPORATION

NOTE 13. SAVINGS PLANS, PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
Substantially all of our employees are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. In 2012, 2011 and 2010, we made matching 401(k) contributions on behalf of employees of $1.6 million, $1.4 million and $1.2 million, respectively. Effective January 1, 2011, we closed our defined benefit pension plans to any new salaried and hourly non-represented entrants. In connection with these closures, additional company 401(k) contributions are made for employees hired after that date.
We also provide benefits under company-sponsored defined benefit retiree health care plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost-sharing features.
We recognized the underfunded status of our defined benefit pension plans and other postretirement employee benefit obligations on our Consolidated Balance Sheets at December 31, 2012 and 2011. We recognized the changes in that funded status, in the year in which changes occurred, through our Consolidated Statements of Comprehensive Income.
We use a December 31 measurement date for our benefit plans and obligations. The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans and obligations are as follows:
(Dollars in thousands)

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2012	2011	2012	2011
Benefit obligation at beginning of year	$418,251	$395,086	$65,195	$72,619
Service cost	5,238	4,456	284	446
Interest cost	19,986	21,325	2,478	3,486
Plan amendments	510	—	(6,045)	(5,805)
Actuarial loss (gain)	38,329	27,916	(4,878)	(913)
Medicare Part D subsidies received	—	—	—	741
Benefits paid	(36,779)	(30,532)	(5,001)	(5,379)
Benefit obligation at end of year	445,535	418,251	52,033	65,195
Fair value of plan assets at beginning of year	312,158	329,064	—	—
Actual return on plan assets	46,905	2,500	—	—
Employer contribution	23,349	11,126	—	—
Benefits paid	(36,779)	(30,532)	—	—
Fair value of plan assets at end of year	345,633	312,158	—	—
Funded status at end of year	$(99,902)	$(106,093)	$(52,033)	$(65,195)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1,775)	$(1,712)	$(5,113)	$(6,460)
Noncurrent liabilities	(98,127)	(104,381)	(46,920)	(58,735)
Net amount recognized	$(99,902)	$(106,093)	$(52,033)	$(65,195)
Amounts recognized (pre-tax) in “Accumulated other comprehensive loss” on our Consolidated Balance Sheets consist of:
(Dollars in thousands)

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2012	2011	2012	2011
Net loss	$261,359	$256,536	$37,788	$45,793
Prior service cost (credit)	3,670	3,929	(66,983)	(70,384)
Net amount recognized	$265,029	$260,465	$(29,195)	$(24,591)

2012 FORM 10-K / 65

The accumulated benefit obligation for all defined benefit pension plans was $438.6 million and $412.3 million at December 31, 2012 and 2011, respectively.
Information as of December 31 for our pension plans, all of which had accumulated benefit obligations in excess of plan assets, was as follows:
(Dollars in thousands)

	2012	2011
Projected benefit obligation	$445,535	$418,251
Accumulated benefit obligation	438,597	412,322
Fair value of plan assets	345,633	312,158
Pre-tax components of net periodic cost (benefit) recognized in our Consolidated Statements of Income were as follows:
(Dollars in thousands)

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2012	2011	2010	2012	2011	2010
Service cost	$5,238	$4,456	$4,633	$284	$446	$415
Interest cost	19,986	21,325	21,649	2,478	3,486	3,972
Expected return on plan assets	(28,755)	(31,804)	(33,133)	—	—	—
Amortization of prior service cost (credit)	770	684	875	(9,446)	(8,536)	(8,891)
Amortization of actuarial loss	15,356	9,916	8,174	3,127	3,967	4,631
Net periodic cost (benefit)	$12,595	$4,577	$2,198	$(3,557)	$(637)	$127

Other amounts recognized in our Consolidated Statements of Comprehensive Income were as follows:
(Dollars in thousands)

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2012	2011	2010	2012	2011	2010
Net loss (gain)	$20,180	$57,220	$(6,682)	$(4,878)	$(913)	$(6,477)
Prior service cost (credit)	510	—	—	(5,942)	(5,805)	715
Amortization of prior service (cost) credit	(770)	(684)	(875)	9,343	8,536	8,571
Amortization of actuarial loss	(15,356)	(9,916)	(8,174)	(3,127)	(3,967)	(4,631)
Total recognized in other comprehensive loss (income)	$4,564	$46,620	$(15,731)	$(4,604)	$(2,149)	$(1,822)
Total recognized in net periodic cost (benefit) and other comprehensive loss (income)	$17,159	$51,197	$(13,533)	$(8,161)	$(2,786)	$(1,695)
Pre-tax net periodic benefit cost (benefit)	$12,595	$4,577	$2,198	$(3,557)	$(637)	$127
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $19.8 million and $0.8 million, respectively. The estimated net loss and prior service credit for OPEB obligations that will be amortized from accumulated other comprehensive loss into net periodic benefit over the next fiscal year are $3.3 million and $9.7 million, respectively.

66 / POTLATCH CORPORATION

Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2012	2011	2010	2012	2011	2010
Discount rate	4.15%	4.95%	5.65%	3.70%	4.85%	5.40%
Rate of salaried compensation increase	3.50	3.50	4.00	—	—	—
Weighted average assumptions used to determine the net periodic benefit (cost) for the years ended December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2012	2011	2010	2012	2011	2010
Discount rate	4.95%	5.65%	5.65%	4.85%	5.40%	5.65%
Expected return on plan assets	8.00	8.50	8.50	—	—	—
Rate of salaried compensation increase	3.50	4.00	4.00	—	—	—
The discount rate used in the determination of pension and OPEB benefit obligations in 2012 and 2011 was calculated using hypothetical bond portfolios consisting of “AA” or better rated securities that match the expected monthly benefit payments under our pension plans and OPEB obligations. The portfolios were well-diversified over corporate industrial, corporate financial, municipal, federal and foreign government issuers.
The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return.
The assumed health care cost trend rate used to calculate OPEB obligations as of December 31, 2012 was 7.7% for a certain group of participants under age 65 in our hourly plan and our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 5.0% in 2082. The level of subsidy is frozen for our salaried and non-represented plans and a certain group of participants over age 65 in our hourly plan, so that all future increments in health care costs are borne by the retirees.
A one percentage point change in the health care cost trend rates would have the following effects:
(Dollars in thousands)

	1% INCREASE	1% DECREASE
Effect on 2012 total service and interest cost components	$49	$(44)
Effect on OPEB obligations as of December 31, 2012	569	(522)
The weighted average asset allocations of the pension benefit plans’ assets at December 31 by asset category are as follows:

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
ASSET CATEGORY	2012	2011	2012	2011
Domestic equity securities	22%	21%	—	—
Debt securities	36	41	—	—
Global/international equity securities	28	24	—	—
Other	14	14	—	—
Total	100%	100%	—%	—%
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

2012 FORM 10-K / 67

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

•
Assets are diversified among various asset classes, such as domestic equities, global equities, fixed income, convertible securities and liquid reserves. The long-term asset allocation ranges are as follows:

Domestic and global equities	15%	-	48%
Fixed income and convertible securities	37%	-	80%
Hedge funds	5%	-	15%
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

68 / POTLATCH CORPORATION

Fair Value Measurements at December 31, 2012:
(Dollars in thousands)

ASSET CATEGORY	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL
Cash and equivalents	$2,085	$—	$—	$2,085
Equity securities:
U.S. large cap[1]	35,099	—	—	35,099
U.S. small/mid cap[2]	21,516	—	—	21,516
International companies	9,400	—	—	9,400
Mutual funds[3]	124,453	—	—	124,453
Collective investments:
U.S. small/mid cap[4]	—	19,803	—	19,803
Developed markets[5]	—	47,916	—	47,916
Emerging markets[6]	—	40,983	—	40,983
Hedge funds[7]	—	—	45,693	45,693
Securities pledged to creditors:
Money market[8]	—	1,499	—	1,499
Mortgage-backed securities[9]	—	1,992	—	1,992
Subtotal	192,553	112,193	45,693	350,439
Payable held under securities lending agreements[10]	(4,806)	—	—	(4,806)
Total	$187,747	$112,193	$45,693	$345,633

[1]	These are managed investments in US large cap equities that track Russell 1000 Value strategy.

[2]	These are managed investments in US small/mid cap equities that track Russell 2500 Growth strategy.

[3]
The mutual funds were 50% invested in high-quality intermediate and long-term investment grade securities and 50% invested in a diversified portfolio of fixed-income instruments of varying maturities, which may be represented by forwards or derivatives such as options, futures contracts or swap agreements and debt securities.

[4]	These are managed investments in US small/mid cap equities that track Russell 2500 Value strategy.

[5]	These collective investments are invested in equity funds of developed markets outside of the US & Canada, that track the MSCI EAFE.

[6]	These collective investments are invested in equity funds of emerging markets outside of the US & Canada, that track the MSCI Emerging Markets.

[7]
The hedge funds are 53% invested in long/short and event-driven equity, 11% invested in long and short credit, 14% in relative value, 5% invested in fixed income relative value, 4% invested in distressed debt, with the remaining 13% in other investments.

[8]	The money market holdings are invested in the Mount Vernon Securities Lending Trust Prime Portfolio.

[9]	The mortgage-backed securities are maintained in the U.S. Bank Illiquid Securities Liquidating Trust.

[10]	This category represents a payable under the securities lending agreements.

2012 FORM 10-K / 69

Fair Value Measurements at December 31, 2011:
(Dollars in thousands)

ASSET CATEGORY	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL
Cash and equivalents	$4,102	$—	$—	$4,102
Equity securities:
U.S. large cap[1]	30,173	—	—	30,173
U.S. small/mid cap[2]	18,343	—	—	18,343
International companies	6,925	—	—	6,925
Mutual funds[3]	127,657	—	—	127,657
Collective investments:
U.S. small/mid cap[4]	—	15,788	—	15,788
Developed markets[5]	—	34,166	—	34,166
Emerging markets[6]	—	33,863	—	33,863
Hedge funds[7]	—	—	42,940	42,940
Securities pledged to creditors:
Money market[8]	—	4,728	—	4,728
Mortgage-backed securities[9]	—	1,941	—	1,941
Subtotal	187,200	90,486	42,940	320,626
Payable held under securities lending agreements[10]	(8,468)	—	—	(8,468)
Total	$178,732	$90,486	$42,940	$312,158

[1]	These are managed investments in US large cap equities that track Russell 1000 Value strategy.

[2]	These are managed investments in US small/mid cap equities that track Russell 2500 Growth strategy.

[3]
The mutual funds were 50% invested in high-quality intermediate and long-term investment grade securities and 50% invested in a diversified portfolio of fixed-income instruments of varying maturities, which may be represented by forwards or derivatives such as options, futures contracts or swap agreements and debt securities.

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

[8]	The money market holdings are invested in the Mount Vernon Securities Lending Trust Prime Portfolio.

[9]	The mortgage-backed securities are maintained in the U.S. Bank Illiquid Securities Liquidating Trust.

[10]	This category represents a payable under the securities lending agreements.

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31:
(Dollars in thousands)

	Hedge Funds
	2012	2011
Balance, beginning of year	$42,940	$44,201
Purchases, sales, issuances and settlements, net	—	—
Unrealized gains (losses) relating to assets still held at the reporting date	2,753	(1,261)
Balance, end of year	$45,693	$42,940

70 / POTLATCH CORPORATION

Refer to Note 12 for discussion of the framework for measuring fair value.
Following is a description of the valuation methodologies used for assets measured at fair value:

•
Corporate common and preferred stocks are valued at quoted market prices reported on the major securities markets, and are classified in Level 1. Investments in registered investment company funds for which market quotations are generally readily available are valued at the last reported sale price, official closing price or publicly available net asset value, or NAV, (or its equivalent) on the primary market or exchange on which they are traded, and are classified in Level 1.

•
Investments in common and collective trust funds, hedge funds and liquidating trusts that maintain investments in mortgage-backed securities, are generally valued based on their respective NAV (or its equivalent), as a practical expedient to estimate fair value due to the absence of readily available market prices. Investments that may be fully redeemed at NAV in the near-term are generally classified in Level 2. Investments in funds that may not be fully redeemed at NAV in the near-term are generally classified in Level 3.

At December 31, 2012, ten active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges established by our investment policy.
Our company-sponsored pension plans were underfunded at December 31, 2012 and 2011. In 2011, we made contributions of $5.0 million to our qualified salaried pension plan and $4.4 million to our qualified non-represented pension plan, with $5.8 million being discretionary funding. In 2012, we borrowed against our COLI plan, based on the cash surrender value that had accumulated over the years, to make a $21.6 million pension contribution. We contributed $9.3 million to our qualified salaried pension plan, $6.8 million to our qualified hourly plan and $5.5 million to our qualified non-represented pension plan, with $11.9 million being discretionary funding. We are not required to make contributions during 2013 to our qualified defined benefit plans. We estimate payments of approximately $1.8 million to our non-qualified pension plan. Payments made for OPEB obligations represent benefit costs incurred during the year by eligible participants.
Estimated future benefit payments, which reflect expected future service are as follows for the years indicated:
(Dollars in thousands)

	PENSION BENEFIT PLANS	OTHER POSTRETIREMENT EMPLOYEE BENEFITS
2013	$29,802	$5,113
2014	29,595	4,929
2015	29,442	4,835
2016	29,284	4,699
2017	29,086	4,490
2018 – 2022	144,389	18,865

NOTE 14. COMMITMENTS AND CONTINGENCIES
We have operating leases covering office space, equipment, land and vehicles expiring at various dates through 2028. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

2012 FORM 10-K / 71

As of December 31, 2012, the future minimum rental payments required under our operating leases are as follows:
(Dollars in thousands)

2013	$3,332
2014	2,881
2015	2,407
2016	1,403
2017	567
2018 and thereafter	120
Total	$10,710
Operating lease expense was $3.1 million, $2.4 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
In January 2007, the Environmental Protection Agency, or EPA, notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and the Clean Water Act for clean-up of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. Ultimately, the EPA published a draft EE/CA report on January 26, 2011 for public comment. The EPA’s report focused on a limited number of remedial alternatives which range in cost from approximately $7.9 million to $10.5 million. The public comment period closed March 11, 2011. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative at an estimated cost of approximately $9.5 million. On April 12, 2012, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. On May 23, 2012, we signed a consent order with the EPA pursuant to which the EPA agreed to suspend the unilateral administrative order and we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). The EPA may lift the suspension of the unilateral order at any time. As of December 31, 2012, after payment of the $1.75 million to the EPA, we have accrued $4.25 million for this matter based upon the estimated cost of remediating the remainder of our property. We believe it is reasonably possible, based on currently available information and analysis, that remediation costs for Avery Landing may exceed our reserves by up to $3.4 million. That estimate is the upper end of the range of reasonably possible additional costs and is much less certain than the estimates on which our accruals currently are based. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible.
We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

72 / POTLATCH CORPORATION

NOTE 15. EQUITY-BASED COMPENSATION PLANS
The following table details our compensation expense and the related income tax benefit as of December 31, 2012, 2011 and 2010:
(Dollars in thousands)

	2012	2011	2010
Employee equity-based compensation expense:
Performance shares	$3,440	$3,821	$3,368
Restricted stock units	627	583	584
Total employee equity-based compensation expense	$4,067	$4,404	$3,952

Director deferred compensation expense	$2,008	$619	$946

Actual tax benefit realized for tax deductions from equity-based plans	$525	$—	$—
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
The following table presents the key inputs used in calculating the fair value of the performance share awards in 2012, 2011 and 2010, and the resulting fair values:

	2012	2011	2010
Shares granted	85,028	77,767	81,162
Stock price as of valuation date	$31.11	$39.10	$31.88
Risk-free rate	0.40%	1.26%	1.29%
Fair value of a performance share	$34.24	$55.84	$45.30

2012 FORM 10-K / 73

The following table summarizes outstanding performance share awards as of December 31, 2012, 2011 and 2010, and changes during those years:
(Dollars in thousands – except per-share amounts)

	2012		2011		2010
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	154,594	$50.54	184,601	$38.45	171,595	$40.04
Granted	85,028	34.24	77,767	55.84	81,162	45.30
Vested	(76,812)	45.30	(103,960)	33.32	(57,291)	52.75
Forfeited	(2,596)	44.99	(3,814)	42.77	(10,865)	39.24
Unvested shares outstanding at December 31	160,214	44.50	154,594	50.54	184,601	38.45
Total grant date fair value of share awards vested during the year	$3,480		$3,464		$3,022
Aggregate intrinsic value of unvested share awards at December 31	$6,019		$4,747		$5,752
As of December 31, 2012, there was $3.3 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted average period of 1.5 years.
RESTRICTED STOCK UNITS
Our 2005 Stock Incentive Plan also allows for awards to be issued in the form of RSU grants. During 2012, 2011 and 2010, certain officers and other select employees of the company were granted RSU awards that will accrue distribution equivalents based on distributions paid during the RSU vesting period. The distribution equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate, therefore the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years, and the terms of certain awards follow a vesting schedule within the given time period.
A summary of the status of outstanding RSU awards as of December 31, 2012, 2011 and 2010, and changes during these years is presented below:

	2012		2011		2010
	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	36,359	$35.60	41,715	$29.37	41,559	$32.57
Granted	20,225	31.53	18,053	38.57	21,559	33.17
Vested	(14,861)	32.41	(21,510)	26.26	(16,639)	42.23
Forfeited	(1,504)	33.36	(1,899)	32.78	(4,764)	29.56
Unvested shares outstanding at December 31	40,219	34.82	36,359	35.60	41,715	29.37
Total grant date fair value of RSU awards vested during the year (in thousands)	$482		$565		$703
Aggregate intrinsic value of unvested RSU awards at December 31 (in thousands)	$1,575		$1,131		$1,395
As of December 31, 2012, there was $0.6 million of total unrecognized compensation cost related to outstanding RSU awards, which is expected to be recognized over a weighted average period of 1.0 years.

74 / POTLATCH CORPORATION

STOCK OPTIONS
All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, were fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2012, 2011 or 2010.
A summary of the status of outstanding stock options as of December 31, 2012, 2011 and 2010 and changes during those years is presented below:

	2012		2011		2010
	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE
Outstanding at January 1	144,684	$23.34	222,130	$21.64	329,426	$21.14
Shares exercised	(60,857)	17.66	(77,446)	18.47	(107,296)	20.10
Outstanding and exercisable at December 31	83,827	27.46	144,684	23.34	222,130	21.64
Total intrinsic value of options exercised during the year (in thousands)	$938		$1,496		$1,609
There were no unvested stock options outstanding during 2012, 2011 or 2010.
The following table summarizes information about stock options outstanding at December 31, 2012:

	OPTIONS OUTSTANDING AND EXERCISABLE
RANGE OF OPTION PRICES	NUMBER OUTSTANDING AT 12/31/12	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE OPTION PRICE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
$19.2569	24,882	0.92 years	$19.26
$30.9204	58,945	1.92 years	30.92
$19.2569 to $30.9204	83,827	1.62 years	27.46	$980
Cash received from stock option exercises for the years ended December 31, 2012, 2011 and 2010 was $1.1 million, $1.4 million and $2.2 million, respectively.

NOTE 16. SEGMENT INFORMATION
As of December 31, 2012, our businesses are organized into three reportable operating segments: Resource; Real Estate; and Wood Products. Our Resource segment manages our timberlands to optimize revenue producing opportunities while adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The Resource segment also seeks to increase our revenues from non-timber resources such as from hunting leases, recreation permits and leases, mineral rights leases, biomass production, carbon sequestration, and various other leasing opportunities. The activities of our Real Estate segment consist primarily of the sale of selected non-core timberland real estate. The Real Estate segment engages in real estate subdivision and development activities through Potlatch TRS and also plays an active role in negotiations for all timberland acquisitions. Our Wood Products segment manufactures and markets lumber and plywood.
The reporting segments follow the same accounting policies used for our consolidated financial statements, as described in the summary of principal accounting policies, with the exception of the valuation of inventories. All segment inventories are reported using the average cost method, while the LIFO reserve is recorded at the corporate level. Management evaluates a segment’s performance based upon profit or loss from operations before income taxes. Intersegment revenues are recorded based on prevailing market prices.

2012 FORM 10-K / 75

The following table presents business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements.
(Dollars in thousands)

	2012	2011	2010
Segment Revenues:
Resource	$207,846	$226,969	$225,834
Real Estate	38,238	50,029	85,226
Wood Products	329,404	271,580	273,887
	575,488	548,578	584,947
Elimination of intersegment revenues - Resource[1]	(50,354)	(51,157)	(45,500)
Total consolidated revenues	$525,134	$497,421	$539,447
Operating Income:
Resource	$49,543	$59,792	$62,107
Real Estate	28,056	31,384	30,425
Wood Products	45,456	7,267	7,140
Eliminations and adjustments	(1,061)	2,410	1,900
	121,994	100,853	101,572
Corporate	(62,591)	(56,442)	(56,701)
Income from continuing operations before taxes	$59,403	$44,411	$44,871
Depreciation, depletion and amortization:[2]
Resource	$16,446	$17,420	$20,481
Real Estate	36	28	—
Wood Products	6,538	7,829	8,188
	23,020	25,277	28,669
Corporate	3,227	3,815	2,535
Total depreciation, depletion and amortization	$26,247	$29,092	$31,204
Basis of real estate sold:
Real Estate	$5,413	$13,500	$48,670
Elimination and adjustments	(365)	(3,281)	—
Total basis of real estate sold	$5,048	$10,219	$48,670
Assets:
Resource and Real Estate[3]	$477,271	$476,483	$495,780
Wood Products	100,190	102,957	98,987
	577,461	579,440	594,767
Corporate	141,436	166,780	186,944
Total consolidated assets	$718,897	$746,220	$781,711
Capital Expenditures:
Resource and Real Estate[4]	$23,916	$12,003	$11,534
Wood Products	4,427	4,050	1,896
	28,343	16,053	13,430
Corporate	845	833	1,571
Total capital expenditures	$29,188	$16,886	$15,001

[1]	Intersegment revenues for 2010-2012, which were based on prevailing market prices, consisted of logs sold by our Resource segment to the Wood Products segment.

[2]	Excludes $0.1 million and $1.2 million asset impairment charges in 2012 and 2011, respectively.

[3]	Assets are shown on a combined basis for the Resource and Real Estate segments, as we do not produce such internal information separately for those segments.

76 / POTLATCH CORPORATION

4 Capital expenditures are shown on a combined basis for the Resource and Real Estate segments, as we do not produce such internal information separately for those segments. Capital expenditures for the Resource and Real Estate segments include capitalized reforestation costs, logging road construction, additions to timber and timberlands, additions to equipment and deposits on timberlands for reverse LKE transactions. Not included in additions to timber and timberlands for 2012, 2011 and 2010 are non-cash transactions totaling $0.6 million, $0.3 million and $0, respectively, for the purchase of timberlands.
All of our wood products facilities and all other assets are located within the continental United States. However, we also sell and ship products to Canada and Mexico. Geographic information regarding our revenues is summarized as follows:
(Dollars in thousands)

	2012	2011	2010
United States	$516,466	$490,409	$532,862
Canada	5,180	4,646	5,959
Mexico	3,488	2,366	626
Total consolidated revenues	$525,134	$497,421	$539,447

NOTE 17. ASSET IMPAIRMENT CHARGES
In 2012, we recorded a pre-tax asset impairment charge of $0.1 million related to write-downs of two of our real estate development projects. In 2011, we recorded a pre-tax asset impairment charge of $1.2 million as a result of a change in the intended use of a warehouse. Both charges are reflected in the operating results of our Real Estate segment and included in costs and expenses in our Consolidated Statements of Income.

NOTE 18. DISCONTINUED OPERATIONS
In May 2008, our lumber mill in Prescott, Arkansas was permanently shut down due to poor market conditions. The mill was sold in November 2010, which resulted in a $0.9 million pre-tax gain.

NOTE 19. FINANCIAL RESULTS BY QUARTER (UNAUDITED)
(Dollars in thousands – except per-share amounts)

	THREE MONTHS ENDED
	MARCH 31		JUNE 30		SEPTEMBER 30		DECEMBER 31
	2012	2011	2012	2011	2012	2011	2012	2011
Revenues	$112,384	$122,233	$117,540	$112,370	$151,911	$152,891	$143,299	$109,927
Costs and expenses:
Cost of goods sold	88,975	93,148	88,688	85,906	109,806	108,420	103,197	94,778
Selling, general and administrative expenses	10,890	11,927	11,762	8,704	13,342	7,837	13,425	12,081
Environmental remediation charge	—	—	—	—	—	—	—	1,200
Asset impairment charge	—	—	—	—	—	1,180	107	—
	99,865	105,075	100,450	94,610	123,148	117,437	116,729	108,059
Operating income	12,519	17,158	17,090	17,760	28,763	35,454	26,570	1,868
Net income (loss)	$5,051	$7,696	$5,080	$8,449	$18,599	$25,599	$13,864	$(1,478)
Net income (loss) per share[1]
Basic	$0.13	$0.19	$0.13	$0.21	$0.46	$0.64	$0.34	$(0.04)
Diluted	0.13	0.19	0.13	0.21	0.46	0.63	0.34	(0.04)

[1]	Per-share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share amounts may not equal the total computed for the year.

2012 FORM 10-K / 77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Potlatch Corporation:

We have audited the accompanying consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Potlatch Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Portland, Oregon
February 15, 2013

78 / POTLATCH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Potlatch Corporation:

We have audited Potlatch Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Potlatch Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Potlatch Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2012, and our report dated February 15, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Portland, Oregon
February 15, 2013

2012 FORM 10-K / 79

PART IV
ITEM 15.
Schedule II
POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Valuation and Qualifying Accounts
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS[1]	BALANCE AT END OF YEAR
Allowance for doubtful accounts:
Year ended December 31, 2012	$450	$70	$(70)	$450
Year ended December 31, 2011	$460	$159	$(169)	$450
Year ended December 31, 2010	$1,670	$54	$(1,264)	$460

[1]	Accounts written off, net of recoveries.

80 / POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

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

(4)(b)
Indenture, dated as of December 18, 1995, between Potlatch Corporation, a Delaware corporation and the Registrant's former parent corporation (“Original Potlatch”) (on February 3, 2006, Original Potlatch merged with and into Potlatch Operating Company, a Delaware corporation and a wholly owned subsidiary of the Registrant, the Registrant then changed its name to “Potlatch Corporation” and became the new, publicly traded parent corporation) and U.S. Bank, National Association (as successor to First Trust of California, National Association), as trustee, executed in connection with the 6.95% Debentures due 2015.

(4)(b)(i)	Form of 6.95% Debentures due 2015.

(4)(c)*
Indenture, dated as of November 27, 1990, between Original Potlatch and Deutsche Bank National Trust Company (successor in interest to Bankers Trust Company of California, National Association), as trustee, filed as Exhibit (4)(a) to the Original Potlatch Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (SEC File No. 001-05313)

(4)(c)(i)*	Officer’s Certificate, dated January 24, 1991, filed as Exhibit (4)(a)(i) to the Original Potlatch Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (SEC File No. 001-05313)

(4)(c)(ii)*	Officer’s Certificate, dated December 12, 1991, filed as Exhibit (4)(a)(i) to the Original Potlatch Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (SEC File No. 001-05313)

2012 FORM 10-K / 81

(10)(a)1*
Potlatch Corporation Management Performance Award Plan, as amended effective December 2, 2004, filed as Exhibit (10)(a) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2004. (SEC File No. 001-05313).

(10)(a)(i)1*	Amendment to Potlatch Corporation Management Performance Award Plan, filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(b)1*	Potlatch Corporation Severance Program for Executive Employees, filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(c)1*
Potlatch Corporation 2000 Stock Incentive Plan, adopted December 2, 1999, as amended effective December 29, 2005, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006, and as amended September 16, 2006, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(c)(ii)1*
Form of employee Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002, 2003 and 2004, filed as Exhibit (10)(c)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2001 (“2001 Form 10-K”) (SEC File No. 1-5313).

(10)(c)(iii)1*
Form of outside director Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(ii) to the 2001 Form 10-K (SEC File No. 1-5313).

(10)(d)1*
Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(d)(i)1*
Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2003 (SEC File No. 1-5313).

(10)(d)(ii)1*	Amendment, effective as of December 5, 2008, to Plan described in Exhibit (10)(d), filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(g)1*
Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(h)1*	Potlatch Corporation Benefits Protection Trust Agreement, filed as Exhibit (10(h) to the Annual Report on Form 10-K filed by the Registrant for the year ended December 31, 2008 (the “2008 Form 10-K”).

(10)(i)(i)1*	Compensation of Outside Directors, effective as of January 1, 2008, filed as Exhibit (10)(i)(i) to the 2008 Form 10-K.

(10)(j)1*
Form of Indemnification Agreement with each director of the Registrant and with each executive officer of the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 23, 2009.

(10)(n)1*
Potlatch Corporation 1995 Stock Incentive Plan, adopted December 7, 1995, as amended effective December 29, 2005, filed as Exhibit (10)(n) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006.

82 / POTLATCH CORPORATION

(10)(n)(vi)1*
Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2002, filed as Exhibit (10)(n)(vi) to the 2004 Form 10-K (SEC File No. 1-5313).

(10)(r)1*
Potlatch Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(r)(i)1*
Form of Restricted Stock Unit Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for restricted stock unit awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(i) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006.

(10)(r)(ii)1*
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

(10)(r)(iv)1*
Potlatch Corporation Management Performance Award Plan II, as amended through February 20, 2008, filed as Exhibit (10)(r)(iv) to the Current Report on Form 8-K filed by the Registrant on February 26, 2008.

(10)(r)(v)1*	Amendment to Potlatch Corporation Management Performance Award Plan II, effective June 1, 2008, filed as Exhibit (10)(r)(v) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

(10)(s)1*	Potlatch Corporation Deferred Compensation Plan for Directors II, filed as Exhibit (10)(s) to the 2008 Form 10-K.

(10)(t)1*	Potlatch Corporation Salaried Supplemental Benefit Plan II, filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(w)(i)1*	Potlatch Corporation Annual Incentive Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(w)(ii)1	Amendment dated December 19, 2011 to Potlatch Corporation Annual Incentive Plan.

(10)(x)1*
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

2012 FORM 10-K / 83

(10)(cc)*
Credit Agreement, dated as of December 11, 2012, among the Registrant and its wholly owned subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 12, 2012.

(10)(dd)
Credit Agreement, dated December 18, 2012, by and among the Registrant and Potlatch Forest Holdings, Inc., as borrowers, Northwest Farm Credit Services, PCA as administrative agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Potlatch Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 15, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheets at December 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (vi) the Notes to Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts.

*	Incorporated by reference.

[1]	Management contract or compensatory plan, contract or arrangement.

84 / POTLATCH CORPORATION