Form 10-Q
period 2013-03-31
POTLATCH CORP
filed 2013-04-24
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of April 18, 2013 was 40,489,740.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1. FINANCIAL STATEMENTS

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Income
Unaudited (Dollars in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$139,253	$112,384
Costs and expenses:
Cost of goods sold	98,299	88,975
Selling, general and administrative expenses	13,596	10,890
Environmental remediation charge	750	—
	112,645	99,865
Operating income	26,608	12,519
Interest expense, net	(6,336)	(6,486)
Income before income taxes	20,272	6,033
Income tax provision	(4,785)	(982)
Net income	$15,487	$5,051

Net income per share:
Basic	$0.38	$0.13
Diluted	0.38	0.13
Distributions per share	$0.31	$0.31
Weighted-average shares outstanding (in thousands):
Basic	40,436	40,261
Diluted	40,613	40,365
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$15,487	$5,051
Other comprehensive income, net of tax:
Defined benefit pension plans and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(870) and $(813)	(1,362)	(1,273)
Amortization of actuarial loss included in net periodic cost, net of tax of $2,246 and $1,827	3,513	2,858
Other comprehensive income, net of tax	2,151	1,585
Comprehensive income	$17,638	$6,636
Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic pension cost. See Note 7, Pension Plans and Other Postretirement Employee Benefits, for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Balance Sheets
Unaudited (Dollars in thousands, except per-share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$4,279	$16,985
Short-term investments	55,438	63,077
Receivables, net	16,006	10,668
Inventories	28,757	28,928
Deferred tax assets	10,507	10,507
Other assets	7,939	7,932
Total current assets	122,926	138,097
Property, plant and equipment, net	58,333	58,050
Timber and timberlands, net	462,745	464,467
Deferred tax assets	41,702	43,292
Other assets	14,529	14,991
	$700,235	$718,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$9,013	$8,413
Accounts payable and accrued liabilities	59,007	55,174
Total current liabilities	68,020	63,587
Long-term debt	320,748	349,163
Liability for pensions and other postretirement employee benefits	143,638	145,047
Other long-term obligations	24,021	22,457
Stockholders’ equity	143,808	138,643
	$700,235	$718,897

Shares outstanding (in thousands)	40,490	40,389
Stockholders’ equity per share	$3.55	$3.43
Working capital	$54,906	$74,510
Current ratio	1.8	2.2
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,487	$5,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,867	5,788
Basis of real estate sold	457	444
Change in deferred taxes	215	915
Employee benefit plans	2,799	846
Equity-based compensation expense	1,072	947
Gain on disposition of property, plant and equipment	(41)	(2)
Funding of qualified pension plans	—	(21,630)
Working capital changes	1,078	9,313
Net cash provided by operating activities	27,934	1,672
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in short-term investments	7,639	15,834
Proceeds from company owned life insurance (COLI) loan	—	21,751
Additions to property, plant and equipment	(2,321)	(989)
Additions to timber and timberlands	(2,311)	(2,140)
Proceeds from disposition of property, plant and equipment	50	2
Other, net	(423)	(246)
Net cash provided by investing activities	2,634	34,212
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(12,552)	(12,503)
Repayment of long-term debt	(27,650)	(16,500)
Issuance of common stock	667	63
Change in book overdrafts	(2,030)	(1,152)
Employee tax withholdings on equity-based compensation	(1,685)	(1,713)
Other, net	(24)	(21)
Net cash used for financing activities	(43,274)	(31,826)
Increase (decrease) in cash	(12,706)	4,058
Cash at beginning of period	16,985	7,819
Cash at end of period	$4,279	$11,877
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net of amount capitalized	$1,550	$1,264
Income taxes, net	112	(59)
Certain 2012 amounts have been reclassified to conform to the 2013 presentation.
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
The accompanying Consolidated Condensed Balance Sheets at March 31, 2013 and December 31, 2012 and the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 15, 2013.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In January 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-01, Financial Instruments, which clarifies the scope of disclosures about offsetting assets and liabilities. This pronouncement limits the scope of instruments subject to ASU 2011-11's offsetting disclosures to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending agreements subject to master netting arrangements or similar agreements. ASU 2013-01 was effective for annual and interim periods beginning on or after January 1, 2013, and was adopted in the first quarter of 2013. Since the accounting guidance only impacts disclosure requirements, its adoption does not have a material impact on our consolidated financial statements. Refer to Note 9, Financial Instruments, for additional information.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income, which expands disclosures for items reclassified out of accumulated other comprehensive income, or AOCI. For items reclassified out of AOCI and into net income in their entirety, disclosure of the effect of the reclassification on each affected net income line item on the face of the statement of income or in the footnotes is required. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures is required. ASU No. 2013-02 was effective for fiscal years and interim periods beginning after December 15, 2012, and was adopted in the first quarter of 2013. Since the accounting guidance only impacts disclosure requirements, its adoption does not have a material impact on our consolidated financial statements. Refer to Note 7, Pension Plans and Other Postretirement Employee Benefits, for the new disclosure.

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
For the three months ended March 31, 2013 and 2012, we recorded income tax provisions of $4.8 million and $1.0 million, respectively, primarily due to pre-tax income related to Potlatch TRS.

We reviewed our tax positions at March 31, 2013 and determined that no uncertain tax positions were taken during the first three months of 2013, and that no new information was available that would require derecognition of previously taken positions.
We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the three months ended March 31, 2013 and 2012, amounts for interest and penalties included in our tax provision were insignificant. At March 31, 2013 and December 31, 2012, we had no accrued interest or penalties related to income taxes.

NOTE 4. EARNINGS PER SHARE
The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the three months ended March 31:

(Dollars in thousands, except per-share amounts)	2013	2012
Net income	$15,487	$5,051

Basic weighted-average shares outstanding	40,435,608	40,261,149
Incremental shares due to:
Performance shares	95,523	51,554
Restricted stock units	63,607	17,885
Stock options	18,236	34,404
Diluted weighted-average shares outstanding	40,612,974	40,364,992

Basic net income per share	$0.38	$0.13
Diluted net income per share	$0.38	$0.13

Anti-dilutive shares excluded from the calculation:
Performance shares	64,905	162,795
Restricted stock units	4,264	18,225
Total anti-dilutive shares excluded from the calculation	69,169	181,020

NOTE 5. EQUITY-BASED COMPENSATION
As of March 31, 2013, we had three stock incentive plans under which performance share grants, restricted stock unit (RSU) grants and stock options were outstanding, with approximately 285,000 shares authorized for future use under the 2005 Stock Incentive Plan.
The following table details our compensation expense for the three months ended March 31:

(Dollars in thousands)	2013	2012
Employee equity-based compensation expense:
Performance shares	$862	$815
Restricted stock units	210	132
Total employee equity-based compensation expense	$1,072	$947

Director deferred compensation expense	$1,290	$243

Actual tax benefit realized for tax deductions from equity-based plans	$23	$—

PERFORMANCE SHARES
The following table presents the key inputs used in the Monte Carlo simulation method to calculate the fair value of the performance share awards in 2013 and 2012, and the resulting fair values:

	2013	2012
Shares granted	83,111	85,028
Stock price as of valuation date	$45.31	$31.11
Risk-free rate	0.40%	0.40%
Fair value of a performance share	$62.78	$34.24

The following table summarizes outstanding performance share awards as of March 31, 2013, and changes during the three months ended March 31, 2013:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	160,214	$44.50
Granted	83,111	62.78
Forfeited	(5,407)	41.02
Unvested shares outstanding at March 31	237,918	50.96	$10,521
As of March 31, 2013, there was $7.2 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted average period of 1.8 years.
RESTRICTED STOCK UNITS
The following table summarizes outstanding RSU awards as of March 31, 2013, and changes during the three months ended March 31, 2013:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	40,219	$34.82
Granted	14,949	45.42
Vested	(2,650)	36.22
Forfeited	(1,802)	33.62
Unvested shares outstanding at March 31	50,716	37.91	$2,326
For RSU awards granted during the period, the fair value of each unit was determined on the date of grant using the grant date market price. The total fair value of RSU awards vested during the three months ended March 31, 2013 was $0.1 million. As of March 31, 2013, there was $1.1 million of total unrecognized compensation cost related to non-vested RSU awards, which is expected to be recognized over a weighted average period of 1.6 years.
STOCK OPTIONS
The following table summarizes outstanding stock options as of March 31, 2013, and changes during the three months ended March 31, 2013:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	83,827	$27.46
Shares exercised	(27,941)	23.88	$559
Shares canceled or expired	—	—
Outstanding and exercisable at March 31	55,886	29.24	929
There were no unvested stock options outstanding during the three months ended March 31, 2013. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2012 was $0.1 million.

The following table summarizes outstanding stock options as of March 31, 2013:

	Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding	Weighted Avg. Remaining Contractual Life
$19.2569	8,028	0.67 years
$30.9204	47,858	1.67 years
$19.2569 to $30.9204	55,886	1.52 years
The weighted average exercise price of the outstanding stock options was $29.24 as of March 31, 2013. Cash received from stock option exercises for the three months ended March 31, 2013 and 2012 was 0.7 million and 0.1 million, respectively.

NOTE 6. INVENTORIES
The following table details the composition of our inventories:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Inventories:
Lumber and other manufactured wood products	$14,129	$11,761
Logs	9,821	12,493
Materials and supplies	4,807	4,674
	$28,757	$28,928

NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits, or OPEB, for the three months ended March 31:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$1,413	$1,282	$23	$123
Interest cost	4,454	4,981	458	751
Expected return on plan assets	(6,524)	(7,173)	—	—
Amortization of prior service cost (credit)	195	193	(2,427)	(2,279)
Amortization of actuarial loss	4,944	3,703	815	982
Net periodic cost (benefit)	$4,482	$2,986	$(1,131)	$(423)
During the three months ended March 31, 2013, we made contributions of $0.4 million to our non-qualified supplemental pension plan.
The following tables detail the changes in accumulated other comprehensive loss (AOCL) by component, in accordance with ASU No. 2013-02, for the three months ended March 31:

	2013
(Dollars in thousands)	Pension Plans	Other Postretirement Employee Benefits	Total
AOCL at January 1			$140,898
Amortization of defined benefit items, net of tax(a)
Prior service cost (credit)	$119	$(1,481)	(1,362)
Actuarial loss	3,016	497	3,513
Total reclassification for the period	$3,135	$(984)	2,151
AOCL at March 31			$138,747

	2012
(Dollars in thousands)	Pension Plans	Other Postretirement Employee Benefits	Total
AOCL at January 1			$140,882
Amortization of defined benefit items, net of tax(a)
Prior service cost (credit)	$117	$(1,390)	(1,273)
Actuarial loss	2,259	599	2,858
Total reclassification for the period	$2,376	$(791)	1,585
AOCL at March 31			$139,297
(a) Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic pension cost.

NOTE 8. DEBT
The following table summarizes our long-term debt profile, after the three early debt redemptions in the first quarter of 2013 and the early redemption in June described below:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Revenue bonds, fixed rate 5.9% to 7.75%, due 2013 through 2026	$116,993	$144,627
7.5% Senior Notes, due 2019	148,305	148,241
Debentures, 6.95%, due 2015	22,494	22,493
Medium-term notes, fixed rate 8.75% to 8.89%, due 2016 through 2022	27,250	27,250
Term loans, fixed rate 2.95% due 2017 and 3.70% due 2020	12,000	12,000
Fair value adjustment of hedged debt	2,706	2,952
Other notes	13	13
	329,761	357,576
Less current installments on long-term debt	9,013	8,413
Long-term debt	$320,748	$349,163

In the first quarter of 2013, we redeemed three revenue bond issues totaling $27.7 million with interest rates between 7.25% and 7.75% and maturities from August 2013 through August 2025. In June 2013 we will redeem an additional $9.0 million revenue bond issue with an interest rate of 7.00% and maturity in 2014. As a result of the early redemption, this revenue bond has been reclassified as current installments on long-term debt.
The following table summarizes our scheduled payments due on long-term debt during each of the five years subsequent to March 31, 2013 following our debt redemptions in the first quarter of 2013 and the early redemption in June 2013:

(Dollars in thousands)
2013	$9,013
2014	—
2015	22,500
2016	5,000
2017	11,000

NOTE 9. FINANCIAL INSTRUMENTS
The following table presents the estimated fair values of our financial instruments as of the balance sheet dates:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$59,717	$59,717	$80,062	$80,062
Net derivative asset related to interest rate swaps (Level 2)	2,706	2,706	2,952	2,952
Long-term debt, including current installments on long-term debt (including fair value adjustments related to fair value hedges) (Level 2)	329,761	362,577	357,576	379,048
FAIR VALUE HEDGES OF INTEREST RATE RISK
As of March 31, 2013, we had six separate interest rate swaps with notional amounts totaling $46.75 million, associated with our $22.5 million debentures and $24.25 million of our medium-term notes. The swaps convert interest payments with fixed rates between 6.95% and 8.89% to a variable rate of 3-month LIBOR plus a spread between 4.738% and 6.518%. The interest rate swaps terminate at various dates between December 2015 and February 2018. The swaps settle in June and December of each year on a net basis with the respective counterparties.

NON-DESIGNATED LUMBER SWAP
In February 2012, we entered into two commodity swap contracts for a total of 22,500 mbf (thousand board feet) of southern yellow pine, which settled during the second quarter of 2012. In September 2011, we entered into a commodity swap contract for 31,200 mbf of southern yellow pine with an effective date of November 1, 2011 and a termination date of February 29, 2012. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income. As of March 31, 2013 there were no outstanding lumber swap contracts.
The following table presents the gross fair values of derivative instruments on our Consolidated Condensed Balance Sheets as of the balance sheet dates:

(Dollars in thousands)	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets (non-current)	$2,706	$2,952
Total derivatives designated as hedging instruments		$2,706	$2,952
There were no derivatives recorded as liabilities as of March 31, 2013 or December 31, 2012.
The following table details the effect of derivatives on the Consolidated Statements of Income for the three months ended March 31:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(Dollars in thousands)		2013	2012
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on hedging instrument(1)	Interest expense	$246	$215
Net gain recognized in income from fair value hedges		$246	$215

Derivatives not designated as hedging instruments:
Lumber contracts
Unrealized loss on derivative	Cost of goods sold	$—	$(294)
Realized gain on derivative	Cost of goods sold	—	351
Net gain recognized in income from derivatives not designated as hedging instruments		$—	$57

(1)	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the periods.
No net unrealized gain or loss associated with the interest rate swaps was recognized in income for any of the periods presented because we recognized no hedge ineffectiveness.

NOTE 10. COMMITMENTS AND CONTINGENCIES
In January 2007, the Environmental Protection Agency, or EPA, notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad’s operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis, or EE/CA, study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. Ultimately, the EPA published a draft EE/CA report on January 26, 2011 for public comment. The EPA’s report focused on a limited number of remedial alternatives which range in cost from approximately $7.9 million to $10.5 million. The public comment period closed March 11, 2011. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative at an estimated cost of approximately $9.5 million. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). On April 4, 2013 the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. During the first quarter of 2013, we increased our accrual by an additional $0.8 million, and as of March 31, 2013, we have accrued $5.0 million for this matter based upon the estimated cost of remediating the remainder of our property. We believe it is reasonably possible, based on currently available information and analysis, that remediation costs for Avery Landing may exceed our reserves by up to $3.4 million. That estimate is the upper end of the range of reasonably possible additional costs and is much less certain than the estimates on which our accruals currently are based. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible.

NOTE 11. SEGMENT INFORMATION
The following table summarizes information by business segment for the three months ended March 31:

(Dollars in thousands)	2013	2012
Revenues:
Resource	$54,968	$40,454
Real Estate	4,635	8,164
Wood Products	91,544	73,924
	151,147	122,542
Elimination of intersegment revenues - Resource	(11,894)	(10,158)
Total consolidated revenues	$139,253	$112,384

Operating income:
Resource	$15,525	$8,669
Real Estate	3,083	6,312
Wood Products	18,910	5,044
Eliminations and adjustments	489	310
	38,007	20,335
Corporate	(17,735)	(14,302)
Income before income taxes	$20,272	$6,033

Depreciation, depletion and amortization:
Resource	$4,592	$3,218
Real Estate	13	9
Wood Products	1,509	1,860
	6,114	5,087
Corporate	753	701
Total depreciation, depletion and amortization	$6,867	$5,788

Basis of real estate sold:
Real Estate	$616	$495
Eliminations and adjustments	(159)	(51)
Total basis of real estate sold	$457	$444

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding recognition of compensation costs relating to our performance shares and RSUs, contributions to our qualified pension plans, U.S. housing market conditions, housing starts and recovery, real estate demand and pricing, 2013 harvest levels, log prices, lumber demand and prices, business conditions for our business segments, wood products industry recovery, Resource segment results, Wood Products segment results, Real Estate segment results, debt redemptions, and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.
Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

Overview
The operating results of our Resource, Real Estate and Wood Products business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, which is largely dependent on the economy and U.S. housing starts, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses such as log costs and fuel costs, asset dispositions or acquisitions, and other factors. The recovery of the U.S. domestic housing market continued through the quarter despite poor winter weather in much of the country.
The strong performance of our Wood Products segment at the end of 2012 continued into 2013. Lumber prices continued to rise during the first quarter, resulting in very strong operating results in our Wood Products segment for the quarter ending March 31, 2013. The effect of improved lumber pricing on log prices that we began to see in 2012 also continued into 2013. Sawlog prices in Idaho increased, and as a result we pulled forward a portion of our planned harvest from the second half of the year into the first quarter to take advantage of this pricing opportunity. At this time we still expect our 2013 harvest to be approximately 3.8 million tons. In addition, the two land acquisitions we made in Arkansas in late 2012 contributed to higher sawlog and pulpwood harvests in our Southern region. While the first quarter Real Estate segment results were below those of the comparable period in 2012, they exceeded our expectations. We are experiencing improved pricing in our recent real estate sales as we see increased demand for our rural real estate properties.

Results of Operations
We are a real estate investment trust, or REIT, with approximately 1.4 million acres of timberlands in Arkansas, Idaho and Minnesota. Through wholly owned taxable subsidiaries, which we refer to in this report as Potlatch TRS, we operate a real estate sales and development business and five manufacturing facilities that produce lumber and plywood.
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
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the three months ended March 31:

(Dollars in thousands)	2013	2012	Increase (Decrease)
Revenues	$139,253	$112,384	$26,869
Costs and expenses:
Cost of goods sold	98,299	88,975	9,324
Selling, general and administrative expenses	13,596	10,890	2,706
Environmental remediation charge	750	—	750
	112,645	99,865	12,780
Operating income	26,608	12,519	14,089
Interest expense, net	(6,336)	(6,486)	(150)
Income before income taxes	20,272	6,033	14,239
Income tax provision	(4,785)	(982)	3,803
Net income	$15,487	$5,051	$10,436

Revenues – Revenues increased $26.9 million, or 24%, in the first quarter of 2013 over the same period in 2012 as a result of increased revenues from our Wood Products and Resource segments, partially offset by decreased revenues from our Real Estate segment. A more detailed discussion of revenues follows in “Discussion of Business Segments.”
Cost of goods sold – Cost of goods sold increased $9.3 million, or 10%, in the first quarter of 2013 over the first quarter of 2012, primarily due to higher logging and hauling costs associated with the increased harvests in our Resource segment during the quarter and higher log costs in our Wood Products segment.
Selling, general and administrative expenses – Selling, general and administrative expenses increased $2.7 million, or 25%, in the first quarter of 2013 over the same period in 2012, primarily due to non-cash mark-to-market adjustments related to our deferred compensation plans.
Environmental remediation charge – In the first quarter of 2013 we recorded a pre-tax charge of $0.8 million to reflect increased remediation cost estimates associated with our Avery Landing site in Idaho.
Interest expense, net – Net interest expense decreased $0.2 million, or 2%, in the first quarter of 2013 from the same period in 2012, primarily due to the maturity and redemption of $21.7 million of debt during 2012, partially offset by the costs associated with the early debt redemptions in the first quarter of 2013.
Income tax provision – For the quarters ended March 31, 2013 and 2012, we recorded income tax provisions related to Potlatch TRS of $4.8 million and $1.0 million, respectively, due to pre-tax income.

Discussion of Business Segments

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012	Increase (Decrease)
Segment Revenues:
Resource	$54,968	$40,454	$14,514
Real Estate	4,635	8,164	(3,529)
Wood Products	91,544	73,924	17,620
Total segment revenues, before eliminations	$151,147	$122,542	$28,605

Segment Operating Income:
Resource	$15,525	$8,669	$6,856
Real Estate	3,083	6,312	(3,229)
Wood Products	18,910	5,044	13,866
Total segment operating income, before eliminations and adjustments, and corporate items	$37,518	$20,025	$17,493
Resource Segment – Revenues for the segment increased $14.5 million, or 36%, during the first quarter of 2013 over the same period in 2012. Total harvest volumes increased 20% due to our shift of second half harvest to the first quarter to take advantage of favorable prices and land acquisitions in our Southern region in 2012. The increased volumes accounted for $7.9 million of the revenue variance, while increased prices accounted for $6.6 million of the variance.

(Volume in tons)	2013	2012
Northern region
Sawlog	507,346	379,267
Pulpwood	72,359	95,910
Stumpage	20,470	18,865
Total	600,175	494,042

Southern region
Sawlog	153,280	146,722
Pulpwood	182,918	139,149
Total	336,198	285,871

Total harvest volume	936,373	779,913
In our Northern region, total harvest volumes increased 21% in the first quarter of 2013 over the first quarter of 2012. Improved log prices in Idaho resulted in our deciding to pull forward a portion of the harvest planned for the second half of the year into the first quarter to take advantage of the pricing opportunity. As a result, sawlog volumes increased 34% in the first quarter of 2013 compared to the first quarter of 2012. Sawlog prices increased 14% primarily due to stronger demand and prices for cedar and mixed sawlogs. An oversupply of residuals and chips in the Northwest market resulted in pulpwood prices 13% lower than the previous year. Lower pulpwood pricing led us to minimize pulpwood production in the first quarter, resulting in a 25% volume decrease in the first quarter of 2013 from 2012.
In our Southern region, total harvest volumes increased18% in the first quarter of 2013 over the same period in 2012, primarily due to the additional harvest on two land acquisitions in Arkansas made in late 2012. Sawlog and pulpwood volumes increased 4% and 31%, respectively. Sawlog prices increased 5% due to the impact of unfavorable weather on logging and favorable lumber markets in the first quarter of 2013 compared to 2012. Pulpwood prices increased 9% due to increased hardwood demand and stronger oriented strand board markets.

Expenses for the segment increased $7.7 million, or 24%, during the first quarter of 2013 over the first quarter of 2012, due to higher logging and hauling costs associated with the increased volumes. Operating income for our Resource segment increased $6.9 million, or 79%, in the first quarter of 2013 over the same period in 2012.
Real Estate Segment – Revenues decreased $3.5 million, expenses decreased $0.3 million and operating income decreased $3.2 million in the first quarter of 2013 compared to the same period in 2012 as a result of fewer acres sold and the mix of acres sold, as shown below. The average price per acre sold in the first quarter of 2013 was higher in each category compared to 2012.
The following table summarizes our real estate sales for the three months ended March 31:

	2013		2012
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	229	$2,802	3,028	$1,847
Rural real estate	2,278	1,416	1,879	1,183
Non-strategic timberland	979	785	491	709
Total	3,486		5,398

Wood Products – Revenues for the segment increased $17.6 million, or 24%, in the first quarter of 2013 over the same period in 2012. Lumber prices increased 35% over the previous year due to improved demand. Lumber shipments declined 5% for the three months ended March 31, 2013 compared to the same period in 2012. Expenses for the segment increased $3.8 million, or 5%, in the first quarter of 2013 over the same quarter of 2012, primarily as a result of higher log costs and increased log usage associated with production volume as inventory was built up at the end of the quarter. Operating income for the segment was $18.9 million for the first quarter of 2013 compared to $5.0 million in the first quarter of 2012.

Liquidity and Capital Resources
At March 31, 2013, our financial position included long-term debt of $329.8 million, including current installments on long-term debt of $9.0 million, compared to $357.6 million at December 31, 2012, due to our redemption of three outstanding revenue bond issues. Stockholders’ equity for the first three months of 2013 increased $5.2 million primarily due to net income of $15.5 million, offset by our quarterly cash distributions to common stockholders totaling $12.6 million. The ratio of long-term debt to stockholders’ equity was 2.3 to 1 at March 31, 2013 compared to 2.6 to 1 at December 31, 2012.
Working capital totaled $54.9 million at March 31, 2013, a decrease of $19.6 million from the December 31, 2012 balance of $74.5 million. The significant changes in the components of working capital are as follows:

•
Cash and short-term investments decreased $20.3 million primarily due to the payment of our quarterly cash distributions to common stockholders totaling $12.6 million and the early redemption of long-term debt totaling $27.7 million, offset by net income.

•	Receivables increased $5.3 million primarily due to increased trade receivables from Wood Products sales.

•	Accounts payable and accrued liabilities increased $3.8 million as a result of increased accrued taxes due to higher taxable income from Potlatch TRS.

Cash Flows Summary
The following table presents information regarding our cash flows for the three months ended March 31:

(Dollars in thousands)	2013	2012
Net cash provided by operating activities	$27,934	$1,672
Net cash provided by investing activities	2,634	34,212
Net cash used for financing activities	(43,274)	(31,826)
Increase (decrease) in cash	(12,706)	4,058
Cash at beginning of period	16,985	7,819
Cash at end of period	$4,279	$11,877
Net cash provided by operating activities for the first quarter of 2013 totaled $27.9 million, compared to $1.7 million for the same period in 2012. The increase between periods was the result of higher net income generated in the first quarter of 2013 compared to the same period in 2012. In addition, $21.6 million was used to fund our qualified pension plans in 2012.
Net cash provided by investing activities totaled $2.6 million and $34.2 million for the first three months of 2013 and 2012, respectively. During the first quarter of 2013, a $7.6 million net decrease in short-term investments was partially offset by $4.6 million of capital expenditures. During the first quarter of 2012, we borrowed $21.8 million against our COLI plan to fund our 2012 pension contributions. In addition, a $15.8 million net decrease in short-term investments was partially offset by $3.1 million of capital expenditures. Capital expenditures in both periods were primarily for reforestation activities and routine general replacement projects associated with our wood products manufacturing facilities.
Net cash used for financing activities totaled $43.3 million and $31.8 million for the first three months of 2013 and 2012, respectively. Net cash used for financing activities in the first quarter of 2013 was primarily used for payment of our quarterly cash distributions to common stockholders of $12.6 million and early debt redemptions of $27.7 million. Net cash used for financing activities in the first quarter of 2012 was primary used for payment of our quarterly cash distributions to common shareholders of $12.5 million and repayment of maturing debt of $16.5 million. In the first quarter of 2013, we redeemed three revenue bond issues totaling $27.7 million with interest rates between 7.25% and 7.75% and maturities from August 2013 through August 2025. We will be redeeming another $9.0 million revenue bond, with an interest rate of 9.00% and a maturity in 2014, on June 1, 2013.
As of March 31, 2013, there were no borrowings outstanding under our revolving line of credit, and approximately $1.9 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at March 31, 2013 was $148.1 million.
The following table sets forth the financial covenants in the bank credit facility and our status with respect to these covenants as of March 31, 2013:

	Covenant Requirement		Actual Ratios at March 31, 2013
Minimum Interest Coverage Ratio	3.00 to 1.00		5.28 to 1.00
Minimum Timberland Coverage Ratio	3.00 to 1.00		5.83 to 1.00
Maximum Leverage Ratio	5.00 to 1.00	*	2.47 to 1.00

* Commencing January 1, 2015, the Maximum Leverage Ratio will decrease to 4.50 to 1.00.
Our senior notes contain covenants that limit our ability to distribute cash to our shareholders, such as through the payment of dividends and repurchase of our capital stock, unless certain financial conditions are met. Our cumulative Funds Available for Distribution, or FAD, as defined in the covenant, less our dividends paid was $36.4 million at March 31, 2013. The remaining balance available for the payment of future dividends pursuant to the covenant was $90.1 million at March 31, 2013.
On April 2, 2013, Standard & Poor's upgraded our corporate credit and senior unsecured ratings to 'BB+' from 'BB,' with a stable outlook. On April 22, 2013, Moody's upgraded our debt rating to investment grade 'Baa3' from 'Ba1,' with a stable outlook.

Contractual Obligations
There have been no material changes to our contractual obligations in the three months ended March 31, 2013 outside the ordinary course of business.
Off-Balance Sheet Arrangements
We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than our redemption of three long-term debt issues totaling $27.7 million, our exposures to market risk have not changed materially since December 31, 2012. For quantitative and qualitative disclosures about market risk, see Item 7A – “Quantitative and Qualitative Disclosure about Market Risk” in our 2012 Annual Report on Form 10-K.
Quantitative Information about Market Risks
The table below is a summary of outstanding debt and average interest rates following our debt redemptions in the first quarter of 2013 and the planned early redemption on June 1, 2013:

	EXPECTED MATURITY DATE
(Dollars in thousands)	2013	2014	2015	2016	2017	THEREAFTER	TOTAL
Long-term debt:
Fixed rate	$9,013	$—	$22,500	$5,000	$11,000	$281,585	$329,098
Average interest rate	7.0%	—%	7.0%	8.8%	5.6%	6.9%	7.2%
Fair value at 3/31/2013							$362,577

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2013. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2013.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Internal Control Over Financial Reporting
In the three months ended March 31, 2013 there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Part II

ITEM 1. LEGAL PROCEEDINGS
Other than the environmental matter described in Note 10 to the consolidated financial statements included in this report, we believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6. EXHIBITS
The exhibit index is located on page 23 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

		By	/s/ Eric J. Cremers
Eric J. Cremers
President, Chief Operating Officer and Chief Financial Officer
(Duly Authorized; Principal Financial Officer)

		By	/s/ Terry L. Carter
Terry L. Carter
Controller and Treasurer
(Duly Authorized; Principal Accounting Officer)
Date:	April 24, 2013

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 24, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the quarters ended March 31, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2013 and 2012, (iii) the Consolidated Condensed Balance Sheets at March 31, 2013 and December 31, 2012, (iv) the Consolidated Condensed Statements of Cash Flows for the quarters ended March 31, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

 *    Incorporated by reference