Form 10-Q
period 2013-06-30
POTLATCH CORP
filed 2013-07-25
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of July 18, 2013 was 40,529,295.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1. FINANCIAL STATEMENTS

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Income
Unaudited (Dollars in thousands, except per-share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Revenues	$133,212	$117,540	$272,465	$229,924
Costs and expenses:
Cost of goods sold	91,904	88,688	190,203	177,663
Selling, general and administrative expenses	10,117	11,762	23,713	22,652
Environmental remediation charge	1,750	—	2,500	—
	103,771	100,450	216,416	200,315
Operating income	29,441	17,090	56,049	29,609
Interest expense, net	(5,667)	(6,277)	(12,003)	(12,763)
Income before income taxes	23,774	10,813	44,046	16,846
Income tax provision	(4,592)	(5,733)	(9,377)	(6,715)
Net income	$19,182	$5,080	$34,669	$10,131

Net income per share:
Basic	$0.47	$0.13	$0.86	$0.25
Diluted	0.47	0.13	0.85	0.25
Distributions per share	$0.31	$0.31	$0.62	$0.62
Weighted-average shares outstanding (in thousands):
Basic	40,509	40,332	40,474	40,290
Diluted	40,694	40,459	40,655	40,414
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Net income	$19,182	$5,080	$34,669	$10,131
Other comprehensive income, net of tax:
Defined benefit pension plans and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(871), $(899), $(1,741) and $(1,712)	(1,361)	(1,405)	(2,723)	(2,678)
Amortization of actuarial loss included in net periodic cost, net of tax of $2,267, $1,777, $4,513 and $3,604	3,544	2,780	7,057	5,638
Other comprehensive income, net of tax	2,183	1,375	4,334	2,960
Comprehensive income	$21,365	$6,455	$39,003	$13,091
Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic cost. See Note 7, Pension Plans and Other Postretirement Employee Benefits, for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Balance Sheets
Unaudited (Dollars in thousands, except per-share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$6,406	$16,985
Short-term investments	44,045	63,077
Receivables, net	19,471	10,668
Inventories	31,707	28,928
Deferred tax assets	10,507	10,507
Other assets	8,121	7,932
Total current assets	120,257	138,097
Property, plant and equipment, net	59,803	58,050
Timber and timberlands, net	462,643	464,467
Deferred tax assets	40,860	43,292
Other assets	13,542	14,991
	$697,105	$718,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$—	$8,413
Accounts payable and accrued liabilities	58,572	55,174
Total current liabilities	58,572	63,587
Long-term debt	320,131	349,163
Liability for pensions and other postretirement employee benefits	141,739	145,047
Other long-term obligations	21,862	22,457
Stockholders’ equity	154,801	138,643
	$697,105	$718,897

Shares outstanding (in thousands)	40,528	40,389
Stockholders’ equity per share	$3.82	$3.43
Working capital	$61,685	$74,510
Current ratio	2.1:1	2.2:1
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)

	Six Months Ended June 30,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,669	$10,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,025	10,969
Basis of real estate sold	907	1,242
Change in deferred taxes	(338)	6,638
Employee benefit plans	3,484	339
Equity-based compensation expense	2,101	1,998
Other, net	(61)	29
Funding of qualified pension plans	—	(21,630)
Working capital changes	(11,272)	2,644
Net cash provided by operating activities	41,515	12,360
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in short-term investments	19,032	21,343
Proceeds from company owned life insurance (COLI) loan	—	21,751
Additions to property, plant and equipment	(5,792)	(2,412)
Additions to timber and timberlands	(4,683)	(4,308)
Other, net	(654)	(690)
Net cash provided by investing activities	7,903	35,684
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(25,115)	(25,006)
Repayment of long-term debt	(36,663)	(21,662)
Issuance of common stock	1,798	63
Change in book overdrafts	1,723	1,048
Employee tax withholdings on equity-based compensation	(1,700)	(1,714)
Other, net	(40)	(44)
Net cash used for financing activities	(59,997)	(47,315)
Increase (decrease) in cash	(10,579)	729
Cash at beginning of period	16,985	7,819
Cash at end of period	$6,406	$8,548
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net of amount capitalized	$11,673	$12,120
Income taxes, net	11,890	(62)
Non-cash investing activity:
Additions to timber and timberlands	$—	$60
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
The accompanying Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2013 and 2012, the Consolidated Condensed Balance Sheets at June 30, 2013 and December 31, 2012, and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012 have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 15, 2013.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-01, Financial Instruments, which clarifies the scope of disclosures about offsetting assets and liabilities. This pronouncement limits the scope of instruments subject to ASU 2011-11's offsetting disclosures to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending agreements subject to master netting arrangements or similar agreements. ASU No. 2013-01 was effective for fiscal years and interim periods beginning on or after January 1, 2013, and was adopted in the first quarter of 2013. Since the accounting guidance only impacts disclosure requirements, its adoption did not have a material impact on our consolidated financial statements. Refer to Note 9, Financial Instruments, for additional information.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income, which expands disclosures for items reclassified out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, disclosure of the effect of the reclassification on each affected net income line item on the face of the statement of income or in the footnotes is required. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures is required. ASU No. 2013-02 was effective for reporting periods beginning after December 15, 2012, and was adopted in the first quarter of 2013. Since the accounting guidance only impacts disclosure requirements, its adoption did not have a material impact on our consolidated financial statements. Refer to Note 7, Pension Plans and Other Postretirement Employee Benefits, for the new disclosure.

NOTE 3. INCOME TAXES
As a real estate investment trust (REIT), we generally are not subject to federal and state corporate income taxes on income of the REIT that we distribute to our shareholders. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value over tax basis on January 1, 2006) on sales of real property held by the REIT during the first ten years following the REIT conversion. The sale of standing timber is not subject to built-in gains tax. The Small Business Jobs Act of 2010 modified the built-in gains provisions to exempt sales of real properties in 2011, if five years of the recognition period had elapsed before January 1, 2011. The American Taxpayer Relief Act of 2012 extended the reduced five-year holding period for sales occurring in 2012 and 2013. Accordingly, the built-in gains tax does not apply to sales that occur in 2011, 2012 and 2013.
We are required to pay federal and state corporate income taxes on earnings of our taxable REIT subsidiaries (TRS) operations, principally comprised of our wood products manufacturing operations and certain real estate investments held for development and resale.

For the quarters ended June 30, 2013 and 2012, we recorded income tax provisions of $4.6 million and $5.7 million, respectively, primarily due to pre-tax income of the TRS. For the six months ended June 30, 2013 and 2012, we recorded income tax provisions of $9.4 million and $6.7 million, respectively, primarily due to pre-tax income of the TRS.

NOTE 4. EARNINGS PER SHARE
The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,

(Dollars in thousands, except per-share amounts)	2013	2012	2013	2012
Net income	$19,182	$5,080	$34,669	$10,131

Basic weighted-average shares outstanding	40,508,872	40,332,340	40,473,705	40,289,889
Incremental shares due to:
Performance shares	107,391	31,725	109,258	32,739
Restricted stock units	70,089	72,048	65,319	70,505
Stock options	7,389	22,819	7,134	20,900
Diluted weighted-average shares outstanding	40,693,741	40,458,932	40,655,416	40,414,033

Basic net income per share	$0.47	$0.13	$0.86	$0.25
Diluted net income per share	$0.47	$0.13	$0.85	$0.25

Anti-dilutive shares excluded from the calculation:
Performance shares	10,311	—	18,474	84,143
Restricted stock units	—	—	432	17,430
Total anti-dilutive shares excluded from the calculation	10,311	—	18,906	101,573

NOTE 5. EQUITY-BASED COMPENSATION
As of June 30, 2013, we had three stock incentive plans under which performance share grants, restricted stock unit (RSU) grants and stock options were outstanding, with approximately 260,000 shares authorized for future use under the 2005 Stock Incentive Plan.
The following table details our equity-based compensation expense and director deferred compensation expense (income) for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2013	2012	2013	2012
Employee equity-based compensation expense:
Performance shares	$891	$892	$1,753	$1,707
Restricted stock units	138	159	348	291
Total employee equity-based compensation expense	$1,029	$1,051	$2,101	$1,998

Actual tax benefit realized for tax deductions from equity-based plans	$48	$—	$71	$—

Director deferred compensation expense (income)	$(940)	$184	$350	$427
PERFORMANCE SHARES
The following table presents the key inputs used in the Monte Carlo simulation method to calculate the fair value of the performance share awards in 2013 and 2012, and the resulting fair values:

	2013	2012
Shares granted	83,111	85,028
Stock price as of valuation date	$45.31	$31.11
Risk-free rate	0.40%	0.40%
Fair value of a performance share	$62.78	$34.24

The following table summarizes outstanding performance share awards as of June 30, 2013, and changes during the six months ended June 30, 2013:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	160,214	$44.50
Granted	83,111	62.78
Forfeited	(10,786)	45.83
Unvested shares outstanding at June 30	232,539	50.97	$9,097
As of June 30, 2013, there was $6.1 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted average period of 1.5 years.

RESTRICTED STOCK UNITS
The following table summarizes outstanding RSU awards as of June 30, 2013, and changes during the six months ended June 30, 2013:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	40,219	$34.82
Granted	18,949	45.43
Vested	(3,100)	36.60
Forfeited	(5,410)	35.83
Unvested shares outstanding at June 30	50,658	38.57	$2,049
For RSU awards granted during the period, the fair value of each unit was determined on the date of grant using the grant date market price. The total fair value of RSU awards vested during the six months ended June 30, 2013 was $0.1 million. As of June 30, 2013, there was $1.0 million of total unrecognized compensation cost related to non-vested RSU awards, which is expected to be recognized over a weighted average period of 1.3 years.
STOCK OPTIONS
The following table summarizes outstanding stock options as of June 30, 2013, and changes during the six months ended June 30, 2013:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	83,827	$27.46
Shares exercised	(65,461)	27.47	$1,312
Shares canceled or expired	—	—
Outstanding and exercisable at June 30	18,366	27.42	239
Cash received from stock options exercised during the six months ended June 30, 2013 and 2012 was $1.8 million and $0.1 million, respectively. There were no unvested stock options outstanding during the six months ended June 30, 2013. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2012 was $0.1 million.
The following table summarizes outstanding stock options as of June 30, 2013:

	Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding	Weighted Avg. Remaining Contractual Life
$19.2569	5,507	0.42 years
$30.9204	12,859	1.42 years
	18,366	1.12 years

NOTE 6. INVENTORIES
The following table details the composition of our inventories:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Inventories:
Lumber and other manufactured wood products	$17,936	$11,761
Logs	8,830	12,493
Materials and supplies	4,941	4,674
	$31,707	$28,928

NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB) for the quarters and six months ended June 30:

Quarters ended June 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$1,246	$1,337	$23	$19
Interest cost	4,458	5,012	447	488
Expected return on plan assets	(6,522)	(7,205)	—	—
Amortization of prior service cost (credit)	195	192	(2,427)	(2,496)
Amortization of actuarial loss	5,021	3,975	790	582
Net periodic cost (benefit)	$4,398	$3,311	$(1,167)	$(1,407)

Six months ended June 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$2,659	$2,619	$46	$142
Interest cost	8,912	9,993	905	1,239
Expected return on plan assets	(13,046)	(14,378)	—	—
Amortization of prior service cost (credit)	390	385	(4,854)	(4,775)
Amortization of actuarial loss	9,965	7,678	1,605	1,564
Net periodic cost (benefit)	$8,880	$6,297	$(2,298)	$(1,830)
During the six months ended June 30, 2013, we made contributions of $0.9 million to our non-qualified supplemental pension plan.

The following tables detail the changes in accumulated other comprehensive loss (AOCL) by component for the quarters and six months ended June 30:
Quarters ended June 30:

	2013
(Dollars in thousands)	Pension Plans	Other Postretirement Employee Benefits	Total
AOCL at April 1			$138,747
Amortization of defined benefit items, net of tax(a)
Prior service cost (credit)	$119	$(1,480)	(1,361)
Actuarial loss	3,063	481	3,544
Total reclassification for the period	$3,182	$(999)	2,183
AOCL at June 30			$136,564

	2012
(Dollars in thousands)	Pension Plans	Other Postretirement Employee Benefits	Total
AOCL at April 1			$139,297
Amortization of defined benefit items, net of tax(a)
Prior service cost (credit)	$117	$(1,522)	(1,405)
Actuarial loss	2,425	355	2,780
Total reclassification for the period	$2,542	$(1,167)	1,375
AOCL at June 30			$137,922
Six months ended June 30:

	2013
(Dollars in thousands)	Pension Plans	Other Postretirement Employee Benefits	Total
AOCL at January 1			$140,898
Amortization of defined benefit items, net of tax(a)
Prior service cost (credit)	$238	$(2,961)	(2,723)
Actuarial loss	6,078	979	7,057
Total reclassification for the period	$6,316	$(1,982)	4,334
AOCL at June 30			$136,564

	2012
(Dollars in thousands)	Pension Plans	Other Postretirement Employee Benefits	Total
AOCL at January 1			$140,882
Amortization of defined benefit items, net of tax(a)
Prior service cost (credit)	$235	$(2,913)	(2,678)
Actuarial loss	4,684	954	5,638
Total reclassification for the period	$4,919	$(1,959)	2,960
AOCL at June 30			$137,922
(a) Amortization of prior service cost (credit) and amortization of actuarial loss are included in the computation of net periodic cost.

NOTE 8. DEBT
The following table presents our long-term debt profile after the four early debt redemptions in the first six months of 2013:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Revenue bonds, fixed rate 5.9% to 6.0%, due 2024 through 2026	$108,005	$144,627
7.5% Senior Notes, due 2019	148,370	148,241
Debentures, 6.95%, due 2015	22,494	22,493
Medium-term notes, fixed rate 8.75% to 8.89%, due 2016 through 2022	27,250	27,250
Term loans, fixed rate 2.95% due 2017 and 3.70% due 2020	12,000	12,000
Fair value adjustment of hedged debt	2,012	2,952
Other notes	—	13
	320,131	357,576
Less current installments on long-term debt	—	8,413
Long-term debt	$320,131	$349,163

In the first quarter of 2013, we redeemed three revenue bond issues totaling $27.7 million with interest rates between 7.25% and 7.75% and maturities from August 2013 through August 2025. In June 2013 we redeemed one $9.0 million revenue bond issue with an interest rate of 7.00% and maturity in December 2014.
The following table summarizes our scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2012 following our debt redemptions in the first half of 2013:

(Dollars in thousands)
2013	$—
2014	—
2015	22,500
2016	5,000
2017	11,000

NOTE 9. FINANCIAL INSTRUMENTS
The following table presents the estimated fair values of our financial instruments as of the balance sheet dates:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$50,451	$50,451	$80,062	$80,062
Net derivative asset related to interest rate swaps (Level 2)	2,012	2,012	2,952	2,952
Long-term debt, including current installments on long-term debt (including fair value adjustments related to fair value hedges) (Level 2)	320,131	354,445	357,576	379,048
FAIR VALUE HEDGES OF INTEREST RATE RISK
As of June 30, 2013, we had six separate interest rate swaps with notional amounts totaling $46.75 million. The swaps convert interest payments with fixed rates to variable rates of 3-month LIBOR plus a spread.

NON-DESIGNATED LUMBER SWAPS
We participated in one commodity swap contract that cash settled in the first quarter of 2012 and two that cash settled in the second quarter of 2012. Changes in the fair value of derivatives not designated in hedging relationships were recorded directly in net income. As of June 30, 2013 there were no outstanding lumber swap contracts.
The following table presents the gross fair values of derivative instruments on our Consolidated Condensed Balance Sheets as of the balance sheet dates:

(Dollars in thousands)	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets (non-current)	$2,012	$2,952
Total derivatives designated as hedging instruments		$2,012	$2,952

The following table details the effect of derivatives on the Consolidated Statements of Income for the quarters and six months ended June 30:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Quarter Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)		2013	2012	2013	2012
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on hedging instrument(1)	Interest expense	$241	$218	$487	$433
Net gain recognized in income from fair value hedges		$241	$218	$487	$433

Derivatives not designated as hedging instruments:
Lumber contracts
Unrealized loss on derivative	Cost of goods sold	$—	$(185)	$—	$(480)
Realized loss on derivative	Cost of goods sold	—	(748)	—	(396)
Net loss recognized in income from derivatives not designated as hedging instruments		$—	$(933)	$—	$(876)

(1)	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the periods.
No net unrealized gain or loss associated with the interest rate swaps was recognized in income for any of the periods presented because we recognized no hedge ineffectiveness.

NOTE 10. COMMITMENTS AND CONTINGENCIES
In January 2007, the Environmental Protection Agency (EPA) notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad's operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis (EE/CA) study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. Ultimately, the EPA published a draft EE/CA report on January 26, 2011 for public comment. The EPA's report focused on a limited number of remedial alternatives which range in cost from approximately $7.9 million to $10.5 million. The public comment period closed March 11, 2011. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative at an estimated cost of approximately $9.5 million. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). On April 4, 2013 the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. During the first quarter of 2013, we increased our accrual by $0.75 million. We began work on the site in May 2013 and discovered more contaminant on our property than had been expected based upon previous testing, and accordingly, during the second quarter of 2013 we increased our expense by an additional $1.75 million. As of June 30, 2013, we have an accrual balance of $5.6 million for this matter after charging $1.1 million against the reserve for expenses incurred during the second quarter on site remediation. We expect to complete work on the site in the third quarter of 2013. It is possible that the final cost of completion of the work could exceed our reserves by up to approximately $1.0 million if we encounter additional unforeseen circumstances or if our cost mitigation measures are not as successful as expected. That estimate is the upper end of the range of reasonably possible additional costs and is much less certain than the estimates on which our accruals currently are based. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible.

NOTE 11. SEGMENT INFORMATION
The following table summarizes information by business segment for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2013	2012	2013	2012
Revenues:
Resource	$45,269	$33,888	$100,237	$74,342
Real Estate	5,809	8,664	10,444	16,828
Wood Products	94,982	83,623	186,526	157,547
	146,060	126,175	297,207	248,717
Elimination of intersegment revenues - Resource	(12,848)	(8,635)	(24,742)	(18,793)
Total consolidated revenues	$133,212	$117,540	$272,465	$229,924

Operating income:
Resource	$14,467	$6,711	$29,992	$15,380
Real Estate	4,116	6,689	7,199	13,001
Wood Products	19,725	11,672	38,635	16,716
Eliminations and adjustments	235	762	724	1,072
	38,543	25,834	76,550	46,169
Corporate	(14,769)	(15,021)	(32,504)	(29,323)
Income before income taxes	$23,774	$10,813	$44,046	$16,846

Depreciation, depletion and amortization:
Resource	$3,040	$2,792	$7,632	$6,010
Real Estate	14	9	27	18
Wood Products	1,520	1,646	3,029	3,506
	4,574	4,447	10,688	9,534
Corporate	584	734	1,337	1,435
Total depreciation, depletion and amortization	$5,158	$5,181	$12,025	$10,969

Basis of real estate sold:
Real Estate	$584	$914	$1,200	$1,409
Eliminations and adjustments	(134)	(116)	(293)	(167)
Total basis of real estate sold	$450	$798	$907	$1,242

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding recognition of compensation costs relating to our performance shares and RSUs, contributions to our qualified pension plans, U.S. housing market conditions, housing starts and recovery, real estate demand and pricing, our third quarter 2013 and total 2013 harvest levels, log prices, lumber demand and prices, business conditions for our business segments, wood products industry recovery, Resource segment results, Wood Products segment results, Chinese demand for wood products, duties on Canadian lumber shipments to the U.S., Real Estate segment results, completion of work on our Avery Landing site in the third quarter of 2013, expected additional remediation costs, and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.
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
The strong performance of our Wood Products segment at the end of 2012 continued into 2013. Lumber prices increased substantially during the first quarter, then peaked in April before dropping back down again in May and June. Demand was steady through the first half of 2013, and we had a large amount of shipments at the time of the price peak, which resulted in very strong operating results in our Wood Products segment for the first six months of 2013. We adjusted our production and shipments in May and June to meet the decrease in demand. The effect of improved lumber pricing on log prices that we began to see in 2012 also continued into 2013. Sawlog prices in Idaho increased, and as a result, we pulled forward a portion of our planned harvest from the second half of the year into the first quarter to take advantage of this pricing opportunity. The spring break-up period that we experienced in the second quarter in Idaho was positively affected by drier weather in 2013, which allowed logging operations to start up earlier than in 2012, and enabled us to harvest additional volume in the second quarter. At this time we still expect our 2013 harvest to be approximately 3.8 million tons. In addition, the two land acquisitions we made in Arkansas in late 2012 contributed to higher sawlog and pulpwood harvests in our Southern region compared to 2012. During the second quarter of 2013, our Real Estate segment completed a record number of sales transactions, reflecting continuing and possibly increasing demand for our rural real estate properties. Thus we are expecting continued improved pricing in our real estate sales as the year progresses.

Results of Operations
We are a real estate investment trust (REIT) with approximately 1.4 million acres of timberlands in Arkansas, Idaho and Minnesota. Through wholly owned taxable subsidiaries, which we refer to in this report as Potlatch TRS, we operate a real estate sales and development business and five manufacturing facilities that produce lumber and plywood.
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
Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the quarters ended June 30:

(Dollars in thousands)	2013	2012	Income Effect
Revenues	$133,212	$117,540	$15,672
Costs and expenses:
Cost of goods sold	91,904	88,688	(3,216)
Selling, general and administrative expenses	10,117	11,762	1,645
Environmental remediation charge	1,750	—	(1,750)
	103,771	100,450	(3,321)
Operating income	29,441	17,090	12,351
Interest expense, net	(5,667)	(6,277)	610
Income before income taxes	23,774	10,813	12,961
Income tax provision	(4,592)	(5,733)	1,141
Net income	$19,182	$5,080	$14,102

Revenues – Revenues increased $15.7 million, or 13%, in the second quarter of 2013 over the same period in 2012 as a result of increased revenues from our Resource and Wood Products segments, partially offset by decreased revenues from our Real Estate segment. A more detailed discussion of revenues follows in “Discussion of Business Segments.”
Cost of goods sold – Cost of goods sold increased $3.2 million, or 4%, in the second quarter of 2013 over the second quarter of 2012, primarily due to higher logging and hauling costs in our Resource segment and higher log costs in our Wood Products segment.
Selling, general and administrative expenses – Selling, general and administrative expenses decreased $1.6 million, or 14%, in the second quarter of 2013 from the same period in 2012, primarily due to non-cash mark-to-market adjustments related to our deferred compensation plans.
Environmental remediation charge – In the second quarter of 2013 we recorded a pre-tax charge of $1.8 million to reflect increased remediation cost estimates associated with our Avery Landing site in Idaho.
Interest expense, net – Net interest expense decreased $0.6 million, or 10%, in the second quarter of 2013 from the same period in 2012, primarily due to the early redemption of $36.7 million of debt in 2013, partially offset by the costs associated with the early debt redemption of $9.0 million in the second quarter of 2013.
Income tax provision – For the quarters ended June 30, 2013 and 2012, we recorded income tax provisions related to Potlatch TRS of $4.6 million and $5.7 million, respectively, due to pre-tax income.

Discussion of Business Segments
The following table summarizes operating information by business segment for the quarters ended June 30:

(Dollars in thousands)	2013	2012	Increase (Decrease)
Segment Revenues:
Resource	$45,269	$33,888	$11,381
Real Estate	5,809	8,664	(2,855)
Wood Products	94,982	83,623	11,359
Total segment revenues, before eliminations	$146,060	$126,175	$19,885

Segment Operating Income:
Resource	$14,467	$6,711	$7,756
Real Estate	4,116	6,689	(2,573)
Wood Products	19,725	11,672	8,053
Total segment operating income, before eliminations and adjustments, and corporate items	$38,308	$25,072	$13,236
Resource Segment – Revenues for the segment increased $11.4 million, or 34%, during the second quarter of 2013 over the same period in 2012 due to price improvements and increased harvest levels. Price improvements accounted for $8.3 million of the revenue variance, while increased volumes accounted for $3.1 million of the variance. Total harvest volumes increased 9% due to improved demand in our Northern region and the incremental harvest from land acquisitions in our Southern region in 2012.
The following table summarizes our harvest levels for the quarters ended June 30:

(Volume in tons)	2013	2012
Northern region
Sawlog	333,924	281,265
Pulpwood	21,904	48,926
Stumpage	1,489	8,434
Total	357,317	338,625

Southern region
Sawlog	161,410	137,838
Pulpwood	182,262	164,974
Total	343,672	302,812

Total harvest volume	700,989	641,437
In our Northern region, total harvest volumes increased 6% in the second quarter of 2013 over the second quarter of 2012. Drier weather in Idaho during May allowed for additional logging days in 2013, which resulted in a 19% increase in sawlog volumes. Sawlog prices increased 28% due to strong demand. An oversupply of residuals and chips in the Northwest resulted in an 11% decrease in pulpwood prices compared to the second quarter of 2012. Lower pulpwood pricing led us to minimize pulpwood production in the second quarter, resulting in a 55% volume decrease in the second quarter of 2013 from the same period in 2012.
In our Southern region, total harvest volumes increased 13% in the second quarter of 2013 over the same period in 2012, primarily due to the additional harvest provided by two land acquisitions in Arkansas made in late 2012. Sawlog and pulpwood volumes increased 17% and 10%, respectively. Pulpwood volumes were also positively impacted by increased thinning activity to capture improved pricing in those markets. Sawlog prices increased 4% and pulpwood prices increased 6% due to adverse weather conditions and increased demand for hardwoods.
Expenses for the segment increased $3.6 million, or 13%, during the second quarter of 2013 over the second quarter of 2012, due to higher logging and hauling costs as a result of both increased per-unit costs and increased volumes. Operating income for our Resource segment increased $7.8 million in the second quarter of 2013 over the same period in 2012.
Real Estate Segment – Revenues decreased $2.9 million, expenses decreased $0.3 million and operating income decreased $2.6 million in the second quarter of 2013 compared to the same period in 2012 as a result of fewer acres sold and the mix of acres sold, as shown below.
The following table summarizes our real estate sales for the quarters ended June 30:

	2013		2012
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	534	$2,053	930	$2,294
Rural real estate	3,110	1,279	4,793	1,160
Non-strategic timberland	1,128	652	1,590	608
Total	4,772		7,313

Wood Products – Revenues for the segment increased $11.4 million, or 14%, in the second quarter of 2013 over the same period in 2012. Lumber prices increased 21% due to improved demand, primarily during April 2013, while lumber shipments declined 7% as markets weakened moving through the quarter. Expenses for the segment increased $3.3 million, or 5%, primarily as a result of higher log costs, higher logging and hauling expenses, and increased log usage. Operating income for the segment was $19.7 million for the second quarter of 2013 compared to $11.7 million in the second quarter of 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the six months ended June 30:

(Dollars in thousands)	2013	2012	Income Effect
Revenues	$272,465	$229,924	$42,541
Costs and expenses:
Cost of goods sold	190,203	177,663	(12,540)
Selling, general and administrative expenses	23,713	22,652	(1,061)
Environmental remediation charge	2,500	—	(2,500)
	216,416	200,315	(16,101)
Operating income	56,049	29,609	26,440
Interest expense, net	(12,003)	(12,763)	760
Income before income taxes	44,046	16,846	27,200
Income tax provision	(9,377)	(6,715)	(2,662)
Net income	$34,669	$10,131	$24,538

Revenues – Revenues increased $42.5 million, or 19%, in the first six months of 2013 over the same period in 2012 due to increased revenues from our Wood Products and Resource segments, partially offset by decreased revenues from our Real Estate segment. A more detailed discussion of revenues follows in “Discussion of Business Segments.”
Cost of goods sold – Cost of goods sold increased $12.5 million, or 7%, in the six months ended June 30, 2013 over the same period in 2012, primarily due to higher logging and hauling costs associated with the increased harvests in our Resource segment during the quarter and higher log costs in our Wood Products segment.

Selling, general and administrative expenses – Selling, general and administrative expenses increased $1.1 million, or 5%, in the first six months of 2013 over the same period in 2012, primarily due to non-cash mark-to-market adjustments related to our deferred compensation plans.
Environmental remediation charge – In the first six months of 2013 we recorded pre-tax charges of $2.5 million to reflect increased remediation cost estimates associated with our Avery Landing site in Idaho.
Interest expense, net – Net interest expense decreased $0.8 million, or 6%, in the first six months of 2013 from the same period in 2012, primarily due to the early redemption of $36.7 million of debt in 2013, partially offset by the costs associated with the early debt redemptions.
Income tax provision – For the six months ended June 30, 2013 and 2012, we recorded income tax provisions related to Potlatch TRS of $9.4 million and $6.7 million, respectively, due to pre-tax income.

Discussion of Business Segments
The following table summarizes operating information by business segment for the six months ended June 30:

(Dollars in thousands)	2013	2012	Increase (Decrease)
Segment Revenues:
Resource	$100,237	$74,342	$25,895
Real Estate	10,444	16,828	(6,384)
Wood Products	186,526	157,547	28,979
Total segment revenues, before eliminations	$297,207	$248,717	$48,490

Segment Operating Income:
Resource	$29,992	$15,380	$14,612
Real Estate	7,199	13,001	(5,802)
Wood Products	38,635	16,716	21,919
Total segment operating income, before eliminations and adjustments, and corporate items	$75,826	$45,097	$30,729
Resource Segment – Revenues for the segment increased $25.9 million, or 35%, during the first half of 2013 over the same period in 2012 as a result of both improved prices and higher harvest levels. Improved prices accounted for $14.9 million of the revenue variance, while increased harvest levels accounted for $11.0 million of the variance. Total harvest volumes increased 15% due to our shift of a portion of our Idaho harvest scheduled for the second half of 2013 to the first quarter of 2013 to take advantage of favorable prices, and also to the incremental harvest from land acquisitions in our Southern region in 2012.
The following table summarizes our harvest levels for the six months ended June 30:

(Volume in tons)	2013	2012
Northern region
Sawlog	841,270	660,532
Pulpwood	94,263	144,836
Stumpage	21,959	27,299
Total	957,492	832,667

Southern region
Sawlog	314,690	284,560
Pulpwood	365,180	304,123
Total	679,870	588,683

Total harvest volume	1,637,362	1,421,350

In our Northern region, total harvest volumes increased 15% in the first half of 2013 over the first half of 2012. Improved log prices in Idaho resulted in a decision to pull forward a portion of the harvest planned for the second half of the year into the first quarter to take advantage of the pricing opportunity. In addition, improved logging conditions in Idaho during May 2013 allowed for more harvest days compared to 2012. As a result, sawlog volumes increased 27% in the first half of 2013 compared to the same period in 2012. Sawlog prices increased 20% primarily due to stronger demand. An oversupply of residuals and chips in the Northwest resulted in pulpwood prices 13% lower than the previous year. Lower pulpwood pricing led us to minimize pulpwood production, resulting in a 35% volume decrease in the first half of 2013 from 2012.
In our Southern region, total harvest volumes increased 15% in the first half of 2013 over the same period in 2012, primarily due to the additional harvest provided by two land acquisitions in Arkansas made in late 2012 and increased thinning activity to capture improved pulpwood prices. Sawlog and pulpwood volumes increased 11% and 20%, respectively. Sawlog prices increased 5% and pulpwood prices increased 8% due to the impact of unfavorable weather on logging.
Expenses for the segment increased $11.3 million, or 19%, during the first half of 2013 over the first half of 2012, due to higher logging and hauling costs associated with the increased harvest volumes. Operating income for our Resource segment increased $14.6 million, or 95%, in the first six months of 2013 over the same period in 2012.
Real Estate Segment – Revenues decreased $6.4 million, expenses decreased $0.6 million and operating income decreased $5.8 million in the first half of 2013 compared to the same period in 2012 as a result of fewer acres sold and the mix of acres sold, as shown below. The average price per acre sold in the first half of 2013 was higher in each category compared to 2012.
The following table summarizes our real estate sales for the six months ended June 30:

	2013		2012
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	763	$2,277	3,958	$1,952
Rural real estate	5,388	1,337	6,672	1,167
Non-strategic timberland	2,107	713	2,081	632
Total	8,258		12,711

Wood Products – Revenues for the segment increased $29.0 million, or 18%, in the first half of 2013 over the same period in 2012. Lumber prices increased 27% over the previous year due to improved demand, while lumber shipments declined 6%. Expenses for the segment increased $7.1 million, or 5%, in the first half of 2013 over the same period of 2012, primarily as a result of higher log costs, higher logging and hauling expenses, and increased log usage. Operating income for the segment was $38.6 million for the first half of 2013 compared to $16.7 million in the first half of 2012.

Liquidity and Capital Resources
At June 30, 2013, our financial position included long-term debt of $320.1 million, compared to $357.6 million at December 31, 2012, due to our early redemption of four revenue bond issues. Stockholders’ equity for the first six months of 2013 increased $16.2 million primarily due to net income of $34.7 million and the $4.3 million decrease in accumulated other comprehensive loss due to amortization of defined benefit items, partially offset by our quarterly cash distributions to common stockholders totaling $25.1 million. The ratio of long-term debt to stockholders’ equity was 2.1 to 1 at June 30, 2013 compared to 2.6 to 1 at December 31, 2012.
Working capital totaled $61.7 million at June 30, 2013, a decrease of $12.8 million from the December 31, 2012 balance of $74.5 million. The significant changes in the components of working capital are as follows:

•
Cash and short-term investments decreased $29.6 million primarily due to the payment of our quarterly cash distributions to common stockholders totaling $25.1 million and the early redemption of long-term debt totaling $36.7 million, offset by cash provided by operating activities.

•	Current installments on long-term debt decreased $8.4 million due to the early redemption of a revenue bond.

•	Receivables increased $8.8 million primarily due to increased trade receivables associated with our Wood Products and Resource segments.

•	Accounts payable and accrued liabilities increased $3.4 million as a result of the environmental accruals for our Avery Landing site and increased trade payables.

•
Inventories increased $2.8 million. Lumber and other manufactured wood products increased $6.2 million as inventories grew to meet the increase in demand that usually occurs in the second half of the year. This was partially offset by a $3.7 million decrease in log inventories as our wood products manufacturing facilities used their log inventories when weather conditions limited access to timberlands for logging.

Cash Flows Summary
The following table presents information regarding our cash flows for the six months ended June 30:

(Dollars in thousands)	2013	2012
Net cash provided by operating activities	$41,515	$12,360
Net cash provided by investing activities	7,903	35,684
Net cash used for financing activities	(59,997)	(47,315)
Increase (decrease) in cash	(10,579)	729
Cash at beginning of period	16,985	7,819
Cash at end of period	$6,406	$8,548
Net cash provided by operating activities for the first six months of 2013 totaled $41.5 million, compared to $12.4 million for the same period in 2012. The increase between periods was the result of higher net income generated in the first six months of 2013 compared to the same period in 2012 and the lack of pension plan funding in 2013, partially offset by negative changes in working capital in the 2013 period.
Net cash provided by investing activities totaled $7.9 million and $35.7 million for the first six months of 2013 and 2012, respectively. During the first six months of 2013, a $19.0 million net decrease in short-term investments was partially offset by $10.5 million of capital expenditures. During the first six months of 2012, we borrowed $21.8 million against our company-owned life insurance (COLI) plan to fund our 2012 pension contributions. In addition, a $21.3 million net decrease in short-term investments was partially offset by $6.7 million of capital expenditures. Capital expenditures in both periods were primarily for reforestation activities and routine general replacement projects associated with our wood products manufacturing facilities.
Net cash used for financing activities totaled $60.0 million and $47.3 million for the first six months of 2013 and 2012, respectively. Net cash used for financing activities in the first six months of 2013 was primarily used for early debt redemptions of $36.7 million and payment of our quarterly cash distributions to common stockholders of $25.1 million. Net cash used for financing activities in the first six months of 2012 was primarily for payment of our quarterly cash distributions to common shareholders of $25.0 million and debt maturities and redemptions of $21.7 million.
As of June 30, 2013, there were no borrowings outstanding under our revolving line of credit, and approximately $1.9 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at June 30, 2013 was $248.1 million.
The following table sets forth the financial covenants in the bank credit facility and our status with respect to these covenants as of June 30, 2013:

	Covenant Requirement		Actual Ratios at June 30, 2013
Minimum Interest Coverage Ratio	3.00 to 1.00		5.90 to 1.00
Minimum Timberland Coverage Ratio	3.00 to 1.00		5.97 to 1.00
Maximum Leverage Ratio	5.00 to 1.00	*	2.20 to 1.00
* Commencing January 1, 2015, the Maximum Leverage Ratio will decrease to 4.50 to 1.00.

Our senior notes contain covenants that limit our ability to distribute cash to our shareholders, such as through the payment of dividends and repurchase of our capital stock, unless certain financial conditions are met. Our cumulative Funds Available for Distribution, or FAD, as defined in the covenant, less our dividends paid was $38.2 million at June 30, 2013. The remaining balance available for the payment of future dividends pursuant to the covenant was $90.1 million at June 30, 2013.
On April 2, 2013, Standard & Poor's upgraded our corporate credit and senior unsecured ratings to 'BB+' from 'BB,' with a stable outlook. On April 22, 2013, Moody's upgraded our debt rating to investment grade 'Baa3' from 'Ba1,' with a stable outlook.
Contractual Obligations
There have been no material changes to our contractual obligations in the six months ended June 30, 2013 outside the ordinary course of business.
Off-Balance Sheet Arrangements
We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than our redemption of four long-term debt issues totaling $36.7 million, our exposures to market risk have not changed materially since December 31, 2012. For quantitative and qualitative disclosures about market risk, see Item 7A – “Quantitative and Qualitative Disclosure about Market Risk” in our 2012 Annual Report on Form 10-K.
Quantitative Information about Market Risks
The table below is a summary of our outstanding debt and average interest rates following our early debt redemptions in the first six months of 2013:

	EXPECTED MATURITY DATE
(Dollars in thousands)	2013	2014	2015	2016	2017	THEREAFTER	TOTAL
Long-term debt:
Fixed rate	$—	$—	$22,500	$5,000	$11,000	$281,585	$320,085
Average interest rate	—%	—%	7.0%	8.8%	5.6%	6.9%	7.2%
Fair value at 6/30/2013							$354,445
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2013. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2013.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control Over Financial Reporting
In the six months ended June 30, 2013 there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS
The exhibit index is located on page 26 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

		By	/s/ Eric J. Cremers
Eric J. Cremers
President, Chief Operating Officer and Chief Financial Officer
(Duly Authorized; Principal Financial Officer)

		By	/s/ Terry L. Carter
Terry L. Carter
(Duly Authorized; Principal Accounting Officer)
Date:	July 25, 2013

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2013, filed on July 25, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the quarters and six months ended June 30, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2013 and 2012, (iii) the Consolidated Condensed Balance Sheets at June 30, 2013 and December 31, 2012, (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

 * Incorporated by reference