Form 10-Q
period 2013-09-30
POTLATCH CORP
filed 2013-10-23
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of October 17, 2013 was 40,531,372.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1. FINANCIAL STATEMENTS

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Income
Unaudited (Dollars in thousands, except per-share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Revenues	$157,869	$151,911	$430,334	$381,835
Costs and expenses:
Cost of goods sold	112,499	109,806	302,702	287,469
Selling, general and administrative expenses	13,444	13,342	37,157	35,994
Environmental remediation charge	1,022	—	3,522	—
	126,965	123,148	343,381	323,463
Operating income	30,904	28,763	86,953	58,372
Interest expense, net	(5,556)	(6,280)	(17,559)	(19,043)
Income before income taxes	25,348	22,483	69,394	39,329
Income tax provision	(3,157)	(3,884)	(12,534)	(10,599)
Net income	$22,191	$18,599	$56,860	$28,730

Net income per share:
Basic	$0.55	$0.46	$1.40	$0.71
Diluted	0.54	0.46	1.40	0.71
Distributions per share	$0.31	$0.31	$0.93	$0.93
Weighted-average shares outstanding (in thousands):
Basic	40,530	40,357	40,493	40,317
Diluted	40,720	40,571	40,686	40,503
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Net income	$22,191	$18,599	$56,860	$28,730
Other comprehensive income, net of tax:
Defined benefit pension plans and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(870), $(836), $(2,611) and $(2,548)	(1,362)	(1,308)	(4,085)	(3,986)
Amortization of actuarial loss included in net periodic cost, net of tax of $2,255, $1,801, $6,768 and $5,405	3,529	2,819	10,586	8,457
Other comprehensive income, net of tax	2,167	1,511	6,501	4,471
Comprehensive income	$24,358	$20,110	$63,361	$33,201
Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic cost. See Note 7, Pension Plans and Other Postretirement Employee Benefits, for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Balance Sheets
Unaudited (Dollars in thousands, except per-share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$5,994	$16,985
Short-term investments	56,805	63,077
Receivables, net	18,671	10,668
Inventories	35,381	28,928
Deferred tax assets	10,507	10,507
Other assets	7,514	7,932
Total current assets	134,872	138,097
Property, plant and equipment, net	59,855	58,050
Timber and timberlands, net	460,389	464,467
Deferred tax assets	41,007	43,292
Other assets	12,866	14,991
	$708,989	$718,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$—	$8,413
Accounts payable and accrued liabilities	59,256	55,174
Total current liabilities	59,256	63,587
Long-term debt	320,230	349,163
Liability for pensions and other postretirement employee benefits	140,090	145,047
Other long-term obligations	21,706	22,457
Stockholders’ equity	167,707	138,643
	$708,989	$718,897

Shares outstanding (in thousands)	40,531	40,389
Stockholders’ equity per share	$4.14	$3.43
Working capital	$75,616	$74,510
Current ratio	2.3:1	2.2:1
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)

	Nine Months Ended September 30,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,860	$28,730
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	20,071	19,271
Basis of real estate sold	1,945	1,623
Change in deferred taxes	(1,870)	10,539
Employee benefit plans	5,182	3,001
Equity-based compensation expense	3,271	3,057
Other, net	(22)	(527)
Funding of qualified pension plans	—	(21,630)
Working capital and operating related activities	(10,370)	(1,031)
Net cash from operating activities	75,067	43,033
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in short-term investments	6,272	9,560
Proceeds from company owned life insurance (COLI) loan	—	21,751
Additions to property, plant and equipment	(7,924)	(3,502)
Additions to timber and timberlands	(9,011)	(8,367)
Other, net	(901)	(1,217)
Net cash from investing activities	(11,564)	18,225
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(37,680)	(37,520)
Repayment of long-term debt	(36,663)	(21,662)
Issuance of common stock	1,798	709
Employee tax withholdings on equity-based compensation	(1,757)	(1,714)
Other, net	(192)	143
Net cash from financing activities	(74,494)	(60,044)
Increase (decrease) in cash	(10,991)	1,214
Cash at beginning of period	16,985	7,819
Cash at end of period	$5,994	$9,033
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net of amount capitalized	$12,463	$13,171
Income taxes, net	15,658	(38)
Non-cash investing activity:
Additions to timber and timberlands	$—	$60
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
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; certain disclosures normally provided in accordance with accounting principles generally accepted in the United States have been omitted. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 15, 2013. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-01, Financial Instruments, which clarifies the scope of disclosures about offsetting assets and liabilities. This pronouncement limits the scope of instruments subject to ASU 2011-11's offsetting disclosures to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending agreements subject to master netting arrangements or similar agreements. ASU No. 2013-01 was effective for fiscal years and interim periods beginning on or after January 1, 2013, and was adopted in the first quarter of 2013. The accounting guidance only impacts disclosure requirements and its adoption did not have a material impact on our consolidated financial statements. Refer to Note 9, Financial Instruments, for additional information.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income, which expands disclosures for items reclassified out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, disclosure of the effect of the reclassification on each affected net income line item on the face of the statement of income or in the footnotes is required. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures is required. ASU No. 2013-02 was effective for reporting periods beginning after December 15, 2012, and was adopted in the first quarter of 2013. The accounting guidance only impacts disclosure requirements and its adoption did not have a material impact on our consolidated financial statements. Refer to Note 7, Pension Plans and Other Postretirement Employee Benefits, for the new disclosure.

NOTE 3. INCOME TAXES
As a real estate investment trust (REIT), we generally are not subject to federal and state corporate income taxes on income of the REIT that we distribute to our shareholders. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value over tax basis on January 1, 2006) on sales of real property held by the REIT during the first ten years following the REIT conversion. The sale of standing timber is not subject to built-in gains tax. The Small Business Jobs Act of 2010 modified the built-in gains provisions to exempt sales of real properties in 2011, if five years of the recognition period had elapsed before January 1, 2011. The American Taxpayer Relief Act of 2012 extended the reduced five-year holding period for sales occurring in 2012 and 2013. Accordingly, the built-in gains tax does not apply to sales of real property that occur in 2011, 2012 and 2013.
We are required to pay federal and state corporate income taxes on earnings of our taxable REIT subsidiaries (TRS) operations, principally comprised of our wood products manufacturing operations and certain real estate investments held for development and resale.

For the quarters ended September 30, 2013 and 2012, we recorded income tax provisions of $3.2 million and $3.9 million, respectively, primarily due to pre-tax income of the TRS. For the nine months ended September 30, 2013 and 2012, we recorded income tax provisions of $12.5 million and $10.6 million, respectively, primarily due to pre-tax income of the TRS.

NOTE 4. EARNINGS PER SHARE
The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands, except per-share amounts)	2013	2012	2013	2012
Net income	$22,191	$18,599	$56,860	$28,730

Basic weighted-average shares outstanding	40,530,393	40,356,512	40,492,901	40,316,957
Incremental shares due to:
Performance shares	115,310	119,400	121,483	102,000
Restricted stock units	68,256	67,598	64,979	63,938
Stock options	6,099	27,558	6,803	20,263
Diluted weighted-average shares outstanding	40,720,058	40,571,068	40,686,166	40,503,158

Basic net income per share	$0.55	$0.46	$1.40	$0.71
Diluted net income per share	$0.54	$0.46	$1.40	$0.71

Anti-dilutive shares excluded from the calculation:
Performance shares	18,295	—	10,068	—
Restricted stock units	—	—	—	1,000
Total anti-dilutive shares excluded from the calculation	18,295	—	10,068	1,000

NOTE 5. EQUITY-BASED COMPENSATION
As of September 30, 2013, we had three stock incentive plans under which performance share grants, restricted stock unit (RSU) grants and stock options were outstanding, with approximately 267,000 shares authorized for future use under the 2005 Stock Incentive Plan.
The following table details our equity-based compensation expense and director deferred compensation expense for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2013	2012	2013	2012
Employee equity-based compensation expense:
Performance shares	$959	$891	$2,708	$2,598
Restricted stock units	211	168	563	459
Total employee equity-based compensation expense	$1,170	$1,059	$3,271	$3,057

Actual tax benefit realized for tax deductions from equity-based plans	$—	$—	$71	$—

Director deferred compensation expense	$25	$1,126	$375	$1,553
PERFORMANCE SHARES
The following table presents the key inputs used in the Monte Carlo simulation method to calculate the fair value of the performance share awards in 2013 and 2012, and the resulting fair values:

	2013	2012
Shares granted	83,111	85,028
Stock price as of valuation date	$45.31	$31.11
Risk-free rate	0.40%	0.40%
Fair value of a performance share	$62.78	$34.24

The following table summarizes outstanding performance share awards as of September 30, 2013, and changes during the nine months ended September 30, 2013:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	160,214	$44.50
Granted	83,111	62.78
Forfeited	(12,823)	46.71
Unvested shares outstanding at September 30	230,502	50.97	$8,772
As of September 30, 2013, there was $5.1 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted average period of 1.3 years.

RESTRICTED STOCK UNITS
The following table summarizes outstanding RSU awards as of September 30, 2013, and changes during the nine months ended September 30, 2013:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	40,219	$34.82
Granted	22,949	44.48
Vested	(5,960)	36.09
Forfeited	(5,466)	36.70
Unvested shares outstanding at September 30	51,742	38.76	$2,053
For RSU awards granted during the period, the fair value of each unit was determined on the date of grant using the grant date market price. The total fair value of RSU awards vested during the nine months ended September 30, 2013 was $0.2 million. As of September 30, 2013, there was $1.0 million of total unrecognized compensation cost related to non-vested RSU awards, which is expected to be recognized over a weighted average period of 1.3 years.
STOCK OPTIONS
The following table summarizes outstanding stock options as of September 30, 2013, and changes during the nine months ended September 30, 2013:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	83,827	$27.46
Shares exercised	(65,461)	27.47	$1,312
Shares canceled or expired	—	—
Outstanding and exercisable at September 30	18,366	27.42	225
Cash received from stock options exercised during the nine months ended September 30, 2013 and 2012 was $1.8 million and $0.7 million, respectively. There were no unvested stock options outstanding during the nine months ended September 30, 2013. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2012 was $0.7 million.
The following table summarizes outstanding stock options as of September 30, 2013:

	Options Outstanding and Exercisable
Exercise Prices	Outstanding	Weighted Avg. Remaining Contractual Life
$19.2569	5,507	0.17 years
$30.9204	12,859	1.17 years
	18,366	0.87 years

NOTE 6. INVENTORIES
The following table details the composition of our inventories:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Inventories:
Lumber and other manufactured wood products	$15,906	$11,761
Logs	14,348	12,493
Materials and supplies	5,127	4,674
	$35,381	$28,928

NOTE 7. PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB) for the quarters and nine months ended September 30:

Quarters ended September 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$1,329	$1,309	$24	$71
Interest cost	4,457	4,997	453	620
Expected return on plan assets	(6,523)	(7,188)	—	—
Amortization of prior service cost (credit)	195	192	(2,427)	(2,336)
Amortization of actuarial loss	4,982	3,839	802	781
Net periodic cost (benefit)	$4,440	$3,149	$(1,148)	$(864)

Nine months ended September 30:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$3,988	$3,928	$70	$213
Interest cost	13,369	14,990	1,358	1,859
Expected return on plan assets	(19,569)	(21,566)	—	—
Amortization of prior service cost (credit)	585	577	(7,281)	(7,111)
Amortization of actuarial loss	14,947	11,517	2,407	2,345
Net periodic cost (benefit)	$13,320	$9,446	$(3,446)	$(2,694)
During the nine months ended September 30, 2013, we made contributions of $1.3 million to our non-qualified supplemental pension plan.

The following tables detail the changes in accumulated other comprehensive loss (AOCL) by component for the quarters and nine months ended September 30:
Quarters ended September 30:

	2013
(Dollars in thousands)	Pension Plans	Other Postretirement Employee Benefits	Total
AOCL at July 1			$136,564
Amortization of defined benefit items, net of tax(a)
Prior service cost (credit)	$119	$(1,481)	(1,362)
Actuarial loss	3,040	489	3,529
Total reclassification for the period	$3,159	$(992)	2,167
AOCL at September 30			$134,397

	2012
(Dollars in thousands)	Pension Plans	Other Postretirement Employee Benefits	Total
AOCL at July 1			$137,922
Amortization of defined benefit items, net of tax(a)
Prior service cost (credit)	$117	$(1,425)	(1,308)
Actuarial loss	2,342	477	2,819
Total reclassification for the period	$2,459	$(948)	1,511
AOCL at September 30			$136,411

Nine months ended September 30:

	2013
(Dollars in thousands)	Pension Plans	Other Postretirement Employee Benefits	Total
AOCL at January 1			$140,898
Amortization of defined benefit items, net of tax(a)
Prior service cost (credit)	$357	$(4,442)	(4,085)
Actuarial loss	9,118	1,468	10,586
Total reclassification for the period	$9,475	$(2,974)	6,501
AOCL at September 30			$134,397

	2012
(Dollars in thousands)	Pension Plans	Other Postretirement Employee Benefits	Total
AOCL at January 1			$140,882
Amortization of defined benefit items, net of tax(a)
Prior service cost (credit)	$352	$(4,338)	(3,986)
Actuarial loss	7,025	1,432	8,457
Total reclassification for the period	$7,377	$(2,906)	4,471
AOCL at September 30			$136,411
(a) Amortization of prior service cost (credit) and amortization of actuarial loss are included in the computation of net periodic cost.

NOTE 8. DEBT
The following table presents our long-term debt profile after the four early debt redemptions in the first nine months of 2013:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Revenue bonds, fixed rate 5.9% to 6.0%, due 2024 through 2026	$108,012	$144,627
7.5% Senior Notes, due 2019	148,434	148,241
Debentures, 6.95%, due 2015	22,495	22,493
Medium-term notes, fixed rate 8.75% to 8.89%, due 2016 through 2022	27,250	27,250
Term loans, fixed rate 2.95% due 2017 and 3.70% due 2020	12,000	12,000
Fair value adjustment of hedged debt	2,039	2,952
Other notes	—	13
	320,230	357,576
Less current installments on long-term debt	—	8,413
Long-term debt	$320,230	$349,163

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
The following table summarizes our scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2012 following our debt redemptions in the first half of 2013:

(Dollars in thousands)
2013	$—
2014	—
2015	22,500
2016	5,000
2017	11,000

NOTE 9. FINANCIAL INSTRUMENTS
The following table presents the estimated fair values of our financial instruments as of the balance sheet dates:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$62,799	$62,799	$80,062	$80,062
Derivative asset related to interest rate swaps (Level 2)	2,039	2,039	2,952	2,952
Long-term debt, including current installments on long-term debt and fair value adjustments related to fair value hedges (Level 2)	320,230	345,142	357,576	379,048
FAIR VALUE HEDGES OF INTEREST RATE RISK
As of September 30, 2013, we had six separate interest rate swaps with notional amounts totaling $46.75 million. The swaps convert interest payments with fixed rates to variable rates of 3-month LIBOR plus a spread.

NON-DESIGNATED LUMBER SWAPS
We participated in one commodity swap contract that cash settled in the first quarter of 2012 and two that cash settled in the second quarter of 2012. Changes in the fair value of derivatives not designated in hedging relationships were recorded directly in net income. As of September 30, 2013 there were no outstanding lumber swap contracts.
The following table presents the gross fair values of derivative instruments on our Consolidated Condensed Balance Sheets as of the balance sheet dates:

(Dollars in thousands)	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets (non-current)	$2,039	$2,952
Total derivatives designated as hedging instruments		$2,039	$2,952

The following table details the effect of derivatives on the Consolidated Statements of Income for the quarters and nine months ended September 30:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Quarter Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)		2013	2012	2013	2012
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on hedging instrument(1)	Interest expense	$235	$213	$722	$646
Net gain recognized in income from fair value hedges		$235	$213	$722	$646

Derivatives not designated as hedging instruments:
Lumber contracts
Unrealized loss on derivative	Cost of goods sold	$—	$—	$—	$(480)
Realized loss on derivative	Cost of goods sold	—	—	—	(396)
Net loss recognized in income from derivatives not designated as hedging instruments		$—	$—	$—	$(876)

(1)	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the periods.
No net unrealized gain or loss associated with the interest rate swaps was recognized in income for any of the periods presented because we recognized no hedge ineffectiveness.

NOTE 10. COMMITMENTS AND CONTINGENCIES
In January 2007, the Environmental Protection Agency (EPA) notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad's operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis (EE/CA) study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. Ultimately, the EPA published a draft EE/CA report on January 26, 2011 for public comment. The public comment period closed March 11, 2011, and on July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). On April 4, 2013, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. During the first quarter of 2013, we increased our accrual by $0.75 million. We began work on the site in May 2013 and discovered more contaminant on our property than had been expected based upon previous testing, and accordingly, during the second quarter of 2013 we increased our expense by an additional $1.75 million. During the third quarter of 2013, we increased our accrual by approximately $1.0 million to reflect the final work completed on the site in September 2013.
The following table details our Avery Landing environmental remediation charge and reserve balance for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2013	2012	2013	2012
Beginning reserve balance	$5,615	$4,250	$4,250	$6,000
Environmental remediation charge	1,022	—	3,522	—
Cash payments	(5,908)	—	(7,043)	(1,750)
Ending reserve balance	$729	$4,250	$729	$4,250

Negotiations with the EPA continue regarding a final settlement and release, and we cannot predict at this time what additional costs, if any, that we may incur on this matter. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible.

NOTE 11. SEGMENT INFORMATION
The following table summarizes information by business segment for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2013	2012	2013	2012
Revenues:
Resource	$77,017	$82,144	$177,254	$156,486
Real Estate	8,868	2,353	19,312	19,181
Wood Products	92,116	86,732	278,642	244,279
	178,001	171,229	475,208	419,946
Elimination of intersegment revenues - Resource	(20,132)	(19,318)	(44,874)	(38,111)
Total consolidated revenues	$157,869	$151,911	$430,334	$381,835

Operating income:
Resource	$25,369	$23,631	$55,361	$39,011
Real Estate	6,493	1,255	13,692	14,256
Wood Products	11,319	15,232	49,954	31,948
Eliminations and adjustments	(791)	(1,178)	(67)	(106)
	42,390	38,940	118,940	85,109
Corporate	(17,042)	(16,457)	(49,546)	(45,780)
Income before income taxes	$25,348	$22,483	$69,394	$39,329

Depreciation, depletion and amortization:
Resource	$5,888	$6,061	$13,520	$12,071
Real Estate	15	9	42	27
Wood Products	1,581	1,507	4,610	5,013
	7,484	7,577	18,172	17,111
Corporate	562	725	1,899	2,160
Total depreciation, depletion and amortization	$8,046	$8,302	$20,071	$19,271

Basis of real estate sold:
Real Estate	$1,170	$397	$2,370	$1,806
Eliminations and adjustments	(132)	(16)	(425)	(183)
Total basis of real estate sold	$1,038	$381	$1,945	$1,623

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding recognition of compensation costs relating to our performance shares and RSUs, contributions to our qualified pension plans, U.S. housing market conditions, housing starts and recovery, real estate demand and pricing, our total 2013 harvest levels, log prices, lumber demand and prices, business conditions for our business segments, Resource segment results, Wood Products segment results, Real Estate segment results, and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Lumber prices increased substantially during the first quarter, peaked in April before dropping through the second quarter. Lumber prices stabilized in the third quarter and were increasing at the end of the quarter. Demand was relatively steady through the first nine months of 2013, and shipments have been strong, which resulted in solid operating results in our Wood Products segment for this year-to-date period.
Our Resource segment also had strong operating results compared to 2012, although total harvest volume increased only slightly in the nine months ended September 30, 2013 compared to last year. Strong pricing, primarily for Idaho sawlogs, was the greatest contributor to the segment's operating results. We expect our 2013 harvest to be approximately 3.7 million tons.
During the second and third quarters of 2013, our Real Estate segment completed record numbers of sales transactions, reflecting continued strong demand for our rural real estate properties.

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
When we discuss our consolidated revenues in the period-to-period discussions of our results of operations below, contributions by each of the segments to our revenues are reported after elimination of intersegment revenues. In the “Discussion of Business Segments” section below, segment revenues are presented before elimination of intersegment revenues.
Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the quarters ended September 30:

(Dollars in thousands)	2013	2012	Income Effect
Revenues	$157,869	$151,911	$5,958
Costs and expenses:
Cost of goods sold	112,499	109,806	(2,693)
Selling, general and administrative expenses	13,444	13,342	(102)
Environmental remediation charge	1,022	—	(1,022)
	126,965	123,148	(3,817)
Operating income	30,904	28,763	2,141
Interest expense, net	(5,556)	(6,280)	724
Income before income taxes	25,348	22,483	2,865
Income tax provision	(3,157)	(3,884)	727
Net income	$22,191	$18,599	$3,592

Revenues – Revenues increased $6.0 million, or 4%, in the third quarter of 2013 over the same period in 2012 as a result of increased revenues from our Real Estate and Wood Products segments, partially offset by decreased revenues from our Resource segment. A more detailed discussion of revenues follows in “Discussion of Business Segments.”
Cost of goods sold – Cost of goods sold increased $2.7 million, or 2%, in the third quarter of 2013 over the third quarter of 2012, primarily due to higher costs in our Wood Products segment due to increased costs of logs consumed and other factors affected by increased production, offset by decreased logging and hauling and depletion expenses in our Resource segment due to decreased harvest volumes.
Environmental remediation charge – In the third quarter of 2013 we recorded a pre-tax charge of $1.0 million to reflect increased remediation costs associated with our Avery Landing site in Idaho.
Interest expense, net – Net interest expense decreased $0.7 million, or 12%, in the third quarter of 2013 from the same period in 2012, primarily due to the early redemption of $36.7 million of debt in 2013.
Income tax provision – Our consolidated effective tax rate for the third quarter of 2013 was 12.5% compared to 17.3% in the third quarter of 2012. The decrease in 2013 from 2012 resulted from proportionately higher operating income in the REIT compared to Potlatch TRS.

Discussion of Business Segments
The following table summarizes operating information by business segment for the quarters ended September 30:

(Dollars in thousands)	2013	2012	Increase (Decrease)
Segment Revenues:
Resource	$77,017	$82,144	$(5,127)
Real Estate	8,868	2,353	6,515
Wood Products	92,116	86,732	5,384
Total segment revenues, before eliminations	$178,001	$171,229	$6,772

Segment Operating Income:
Resource	$25,369	$23,631	$1,738
Real Estate	6,493	1,255	5,238
Wood Products	11,319	15,232	(3,913)
Total segment operating income, before eliminations and adjustments, and corporate items	$43,181	$40,118	$3,063
Resource Segment – Revenues for the segment decreased $5.1 million, or 6%, during the third quarter of 2013 from the same period in 2012 due to a 14% decrease in harvest volume, which was partially mitigated by higher prices. Decreased harvest volume accounted for negative $11.0 million of the revenue variance, partially offset by price improvements of $6.5 million. The reduction in harvest volume primarily resulted from the shift of a portion of the planned Idaho harvest volume from the third quarter into the first half of the year to capture favorable pricing opportunities in the earlier period.
The following table summarizes our harvest levels for the quarters ended September 30:

(Volume in tons)	2013	2012
Northern region
Sawlog	649,063	785,240
Pulpwood	16,538	123,420
Stumpage	1,537	6,717
Total	667,138	915,377

Southern region
Sawlog	209,121	161,274
Pulpwood	237,511	213,092
Stumpage	181	—
Total	446,813	374,366

Total harvest volume	1,113,951	1,289,743
In our Northern region, total harvest volume decreased 27% in the third quarter of 2013 from the third quarter of 2012. Sawlog volume decreased 17% due to pushing forward a portion of the third quarter's planned harvest volume into the first half of the year. Strong demand for sawlogs resulted in a 14% increase in prices. An oversupply of residuals and chips in the Northwest led us to minimize pulpwood production, resulting in an 87% decrease in volume. Pulpwood prices decreased 2% due to poor markets.
In our Southern region, total harvest volume increased 19% in the third quarter of 2013 over the same period in 2012, primarily due to the additional harvest provided by two land acquisitions in Arkansas made in late 2012. Sawlog and pulpwood volumes increased 30% and 11%, respectively. Pulpwood volume was also positively impacted by increased thinning activity to capture improved pricing. Sawlog and pulpwood prices increased 4% and 3%, respectively, due to increased demand for hardwoods and adverse logging conditions in 2013.

Expenses for the segment decreased $6.8 million, or 12%, during the third quarter of 2013 from the third quarter of 2012, consistent with the decreased harvest volume. In addition, the product mix included a smaller portion of Idaho sawlog volume, which further reduced logging and hauling costs as it carries a higher per-unit cost than the Southern region. Operating income for our Resource segment increased $1.7 million, or 7%, in the third quarter of 2013 over the same period in 2012.
Real Estate Segment – Revenues increased $6.5 million, expenses increased $1.3 million and operating income increased $5.2 million in the third quarter of 2013 compared to the same period in 2012 as a result of a greater number of acres sold and the mix of acres sold, as shown below.
The following table summarizes our real estate sales for the quarters ended September 30:

	2013		2012
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	2,899	$2,055	280	$2,444
Rural real estate	2,116	1,295	674	1,146
Non-strategic timberland	279	608	1,231	728
Total	5,294		2,185

Wood Products – Revenues for the segment increased $5.4 million, or 6%, in the third quarter of 2013 over the same period in 2012, primarily due to a 6% increase in lumber shipments and a 3% increase in lumber prices. However, expenses for the segment increased $9.3 million, or 13%, which led to a decrease in operating income. The cost of logs consumed increased due to increases in both prices and consumption volumes. Increased production also led to higher logging and hauling expenses as well as increased labor and maintenance expenses. Operating income for the segment was $11.3 million for the third quarter of 2013 compared to $15.2 million in the third quarter of 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the nine months ended September 30:

(Dollars in thousands)	2013	2012	Income Effect
Revenues	$430,334	$381,835	$48,499
Costs and expenses:
Cost of goods sold	302,702	287,469	(15,233)
Selling, general and administrative expenses	37,157	35,994	(1,163)
Environmental remediation charge	3,522	—	(3,522)
	343,381	323,463	(19,918)
Operating income	86,953	58,372	28,581
Interest expense, net	(17,559)	(19,043)	1,484
Income before income taxes	69,394	39,329	30,065
Income tax provision	(12,534)	(10,599)	(1,935)
Net income	$56,860	$28,730	$28,130

Revenues – Revenues increased $48.5 million, or 13%, in the first nine months of 2013 over the same period in 2012 primarily due to increased revenues from our Wood Products and Resource segments. A more detailed discussion of revenues follows in “Discussion of Business Segments.”

Cost of goods sold – Cost of goods sold increased $15.2 million, or 5%, in the nine months ended September 30, 2013 over the same period in 2012, primarily due to the higher cost of logs consumed and logging and hauling costs in our Wood Products segment, and higher logging and hauling costs and depletion expense in our Resource segment.
Selling, general and administrative expenses – Selling, general and administrative expenses increased $1.2 million, or 3%, in the first nine months of 2013 over the same period in 2012, primarily due to fees associated with our 2013 debt redemptions and higher expenses related to legacy employee benefit plans.
Environmental remediation charge – In the first nine months of 2013 we recorded pre-tax charges of $3.5 million to reflect increased remediation costs associated with our Avery Landing site in Idaho.
Interest expense, net – Net interest expense decreased $1.5 million, or 8%, in the first nine months of 2013 from the same period in 2012, primarily due to the early redemption of $36.7 million of debt in 2013.
Income tax provision – Our effective tax rate for the nine months ended September 30, 2013 was 18.1% compared to 26.9% in 2012. The decrease in 2013 from 2012 resulted from proportionately higher operating income in the REIT compared to Potlatch TRS.

Discussion of Business Segments
The following table summarizes operating information by business segment for the nine months ended September 30:

(Dollars in thousands)	2013	2012	Increase (Decrease)
Segment Revenues:
Resource	$177,254	$156,486	$20,768
Real Estate	19,312	19,181	131
Wood Products	278,642	244,279	34,363
Total segment revenues, before eliminations	$475,208	$419,946	$55,262

Segment Operating Income:
Resource	$55,361	$39,011	$16,350
Real Estate	13,692	14,256	(564)
Wood Products	49,954	31,948	18,006
Total segment operating income, before eliminations and adjustments, and corporate items	$119,007	$85,215	$33,792
Resource Segment – Revenues for the segment increased $20.8 million, or 13%, during the first nine months of 2013 over the same period in 2012 primarily as a result of improved prices, combined with slightly higher harvest volume. Pricing accounted for $19.1 million of the revenue variance, while increased harvest levels accounted for $2.3 million of the variance.

The following table summarizes our harvest levels for the nine months ended September 30:

(Volume in tons)	2013	2012
Northern region
Sawlog	1,490,333	1,445,772
Pulpwood	110,801	268,256
Stumpage	23,496	34,016
Total	1,624,630	1,748,044

Southern region
Sawlog	523,811	445,834
Pulpwood	602,691	517,215
Stumpage	181	—
Total	1,126,683	963,049

Total harvest volume	2,751,313	2,711,093
In our Northern region, total harvest volume decreased 7% in the first nine months of 2013 from the first nine months of 2012. Sawlog volume and prices increased 3% and 15%, respectively, in the first nine months of 2013 compared to the same period in 2012 due to stronger demand. An oversupply of residuals and chips in the Northwest resulted in pulpwood prices 10% lower than the previous year, which led us to minimize pulpwood production, resulting in a 59% volume decrease in the first nine months of 2013 from 2012.
In our Southern region, total harvest volume increased 17% in the first nine months of 2013 over the same period in 2012, primarily due to the additional harvest provided by two land acquisitions in Arkansas made in late 2012 and increased thinning activity to capture improved pulpwood prices. Sawlog and pulpwood volumes both increased 17%. Sawlog and pulpwood prices increased 5% and 6%, respectively, due to the impact of unfavorable weather in 2013 on logging that led to increased demand and higher prices.
Expenses for the segment increased $4.4 million, or 4%, during the first nine months of 2013 over the first nine months of 2012, due to higher logging and hauling costs, primarily from increased per-unit costs as well as volume, and higher depletion expense. Operating income for our Resource segment increased $16.4 million, or 42%, in the first nine months of 2013 over the same period in 2012.
Real Estate Segment – Revenues increased $0.1 million, expenses increased $0.7 million and operating income decreased $0.6 million in the first nine months of 2013 compared to the same period in 2012 as a result of fewer acres sold and the mix of acres sold, as shown below. The average price per acre sold in the first nine months of 2013 was higher in each category compared to 2012.
The following table summarizes our real estate sales for the nine months ended September 30:

	2013		2012
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	3,662	$2,102	4,238	$1,985
Rural real estate	7,504	1,325	7,346	1,165
Non-strategic timberland	2,386	701	3,312	668
Total	13,552		14,896

Wood Products – Revenues for the segment increased $34.4 million, or 14%, in the first nine months of 2013 over the same period in 2012, as lumber prices increased 18%, but were partially offset by a 2% decrease in lumber shipments. Expenses for the segment increased $16.4 million, or 8%, in the first nine months of 2013 over the same period of 2012, primarily as a result of higher cost of logs consumed, due to both increased prices and consumption volume, logging and hauling expenses, supplies and repairs, and labor-related expenses. Operating income for the segment was $50.0 million for the first nine months of 2013 compared to $31.9 million in the first nine months of 2012.

Liquidity and Capital Resources
At September 30, 2013, our financial position included long-term debt of $320.2 million, compared to $357.6 million at December 31, 2012, due to our early redemption of four revenue bond issues. Stockholders’ equity for the first nine months of 2013 increased $29.1 million primarily due to net income of $56.9 million and the $6.5 million decrease in accumulated other comprehensive loss due to amortization of defined benefit items, partially offset by our quarterly cash distributions to common stockholders totaling $37.7 million. The ratio of long-term debt to stockholders’ equity was 1.9 to 1 at September 30, 2013 compared to 2.6 to 1 at December 31, 2012.
Working capital totaled $75.6 million at September 30, 2013, an increase of $1.1 million over the December 31, 2012 balance of $74.5 million. The significant changes in the components of working capital are as follows:

•
Cash and short-term investments decreased $17.3 million primarily due to the payment of our quarterly cash distributions to common stockholders totaling $37.7 million and the early redemption of long-term debt totaling $36.7 million, partially offset by cash provided by operating activities.

•	Current installments on long-term debt decreased $8.4 million due to the early redemption of a revenue bond.

•	Receivables increased $8.0 million primarily due to increased trade receivables associated with our Wood Products and Resource segments.

•
Inventories increased $6.5 million. Increased production at our sawmills during the first nine months of 2013 resulted in a $4.1 million increase in our lumber and other manufactured wood products inventories. Log inventories increased $1.9 million due to the seasonality of logging and building inventories for use when weather restricts logging activities.

•
Accounts payable and accrued liabilities increased $4.1 million as a result of higher accrued interest and trade payables, partially offset by a $3.5 million decrease in the environmental accrual for our Avery Landing site as the remediation work was completed in the third quarter of 2013.

Cash Flows Summary
The following table presents information regarding our cash flows for the nine months ended September 30:

(Dollars in thousands)	2013	2012
Net cash from operating activities	$75,067	$43,033
Net cash from investing activities	(11,564)	18,225
Net cash from financing activities	(74,494)	(60,044)
Increase (decrease) in cash	(10,991)	1,214
Cash at beginning of period	16,985	7,819
Cash at end of period	$5,994	$9,033
Net cash provided by operating activities for the first nine months of 2013 totaled $75.1 million, compared to $43.0 million for the same period in 2012. The increase between periods was the result of higher net income generated in the first nine months of 2013 compared to the same period in 2012 and the lack of pension plan funding in 2013, partially offset by changes in deferred taxes and working capital in the 2013 period.
Net cash used for investing activities totaled $11.6 million for the first nine months of 2013, compared to net cash provided by investing activities of $18.2 million for the same period in 2012. During the first nine months of 2013, $16.9 million of capital expenditures were partially offset by a $6.3 million net decrease in short-term investments. During the first nine months of 2012, we borrowed $21.8 million against our company-owned life insurance (COLI) plan to fund our 2012 pension contributions. In addition, a $9.6 million net decrease in short-term investments was offset by $11.9 million of capital expenditures. Capital expenditures in both periods were primarily for reforestation activities and routine general replacement projects associated with our wood products manufacturing facilities.
Net cash used for financing activities totaled $74.5 million and $60.0 million for the first nine months of 2013 and 2012, respectively. Net cash used for financing activities in the first nine months of 2013 was primarily for payment of our quarterly cash distributions to common stockholders of $37.7 million and early debt redemptions of $36.7 million. Net cash used for financing activities in the first nine months of 2012 was primarily for payment of our quarterly cash distributions to common shareholders of $37.5 million and debt maturities and redemptions of $21.7 million.
As of September 30, 2013, there were no borrowings outstanding under our revolving line of credit, and approximately $1.9 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at September 30, 2013 was $248.1 million.
The following table sets forth the financial covenants in the bank credit facility and our status with respect to these covenants as of September 30, 2013:

	Covenant Requirement		Actual Ratios at September 30, 2013
Minimum Interest Coverage Ratio	3.00 to 1.00		6.20 to 1.00
Minimum Timberland Coverage Ratio	3.00 to 1.00		5.96 to 1.00
Maximum Leverage Ratio	5.00 to 1.00	*	2.16 to 1.00
* Commencing January 1, 2015, the Maximum Leverage Ratio will decrease to 4.50 to 1.00.
Our senior notes contain covenants that limit our ability to distribute cash to our shareholders, such as through the payment of dividends and repurchase of our capital stock, unless certain financial conditions are met. Our cumulative Funds Available for Distribution, or FAD, as defined in the covenant, less our dividends paid was $55.1 million at September 30, 2013. The remaining balance available for the payment of future dividends pursuant to the covenant was $90.1 million at September 30, 2013.
On April 2, 2013, Standard & Poor's upgraded our corporate credit and senior unsecured ratings to 'BB+' from 'BB,' with a stable outlook. On April 22, 2013, Moody's upgraded our debt rating to investment grade 'Baa3' from 'Ba1,' with a stable outlook.
Contractual Obligations
There have been no material changes to our contractual obligations in the nine months ended September 30, 2013 outside the ordinary course of business.
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
Quantitative Information about Market Risks
The table below is a summary of our outstanding debt and average interest rates following our early debt redemptions in the first half of 2013:

	EXPECTED MATURITY DATE
(Dollars in thousands)	2013	2014	2015	2016	2017	THEREAFTER	TOTAL
Fixed rate debt:
Principal due	$—	$—	$22,500	$5,000	$11,000	$281,585	$320,085
Average interest rate	—%	—%	6.95%	8.80%	5.64%	6.91%	6.94%
Fair value at 9/30/2013							$343,103
Interest rate swaps:(1)
Fixed to variable	$—	$—	$794	$186	$264	$795	$2,039
Fair value at 9/30/2013							$2,039

(1)	Interest rate swaps are included in the long-term debt line on the Consolidated Condensed Balance Sheets.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2013. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2013.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Internal Control Over Financial Reporting
In the nine months ended September 30, 2013 there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Part II

ITEM 1. LEGAL PROCEEDINGS
Other than the environmental matter described in Note 10 to the consolidated financial statements included in this report, we believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

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

POTLATCH CORPORATION
(Registrant)

		By	/s/ Jerald W. Richards
Jerald W. Richards
Vice President and Chief Financial Officer
(Duly Authorized; Principal Financial Officer and Principal Accounting Officer)

Date:	October 23, 2013

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(a)
Amended and Restated Potlatch Corporation Severance Program for Executive Employees, effective September 5, 2013, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 11, 2013.

(10)(b)	First Amendment to Potlatch Corporation 2005 Stock Incentive Plant dated as of September 5, 2013, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on September 11, 2013.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarters and nine months ended September 30, 2013, filed on October 23, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the quarters and nine months ended September 30, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Condensed Balance Sheets at September 30, 2013 and December 31, 2012, (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

 * Incorporated by reference