Form 10-K
period 2013-12-31
POTLATCH CORP
filed 2014-02-14
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
($1 par value)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒ Yes    ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    ☐ Yes    ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer (Do not check if a smaller reporting company) ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2013, was approximately $1,638.9 million, based on the closing price of $40.44.
As of January 31, 2014, 40,536,879 shares of the registrant's common stock, par value $1 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement expected to be filed on or about April 1, 2014, with the Commission in connection with the 2014 annual meeting of stockholders are incorporated by reference in Part III hereof.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

i

EXPLANATORY NOTE
For purposes of this report, any references to "the company,” “us,” “we,” and “our” include Potlatch Corporation and its consolidated subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding:

•	timber inventory;

•	payments under timber cutting contracts;

•	increasing lumber demand and pricing in North America in 2014;

•	increased North American housing starts and repair and remodel activity;

•	the expected positive effect on timber prices of increased lumber demand and higher lumber prices;

•	expected sawlog prices in 2014;

•	expected 2014 overall timber harvest of 4.8 million tons;

•	expected sales of 110,000 to 120,000 acres of HBU property, 80,000 to 90,000 acres of rural real estate property and 10,000 to 20,000 acres of non-strategic timberland over the next 10 years;

•	funding of our dividend distributions in 2014;

•	compliance with REIT tax rules;

•	FSC certification of our timberlands;

•	expectations regarding premium prices for FSC-certified logs and FSC-certified lumber;

•	realization of deferred tax assets;

•	expected capital expenditures in 2014;

•	expectations regarding funding of our pension plans in 2014;

•	estimated future benefit payments;

•	estimated future payments under operating leases; and

•	expected liquidity in 2014 to fund our operations, regular stockholder distributions, capital expenditures and debt service obligations and related matters.

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

Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	changes in timber growth rates;

•	changes in silviculture;

•	timber cruising variables;

•	changes in state forest acts or best management practices;

•	changes in timber harvest levels on our lands;

•	changes in timber prices;

•	changes in timberland values;

•	changes in policy regarding governmental timber sales;

•	changes in the United States and international economies;

•	changes in interest rates and discount rates;

•	changes in requirements for FSC certification;

•	changes in the level of residential and commercial construction and remodeling activity;

•	changes in tariffs, quotas and trade agreements involving wood products;

•	changes in demand for our products;

•	changes in production and production capacity in the forest products industry;

•	competitive pricing pressures for our products;

•	unanticipated manufacturing disruptions;

•	changes in general and industry-specific environmental laws and regulations;

2013 FORM 10-K / 1

•	unforeseen environmental liabilities or expenditures;

•	weather conditions;

•	changes in raw material and other costs;

•	collectability of amounts owed by customers;

•	changes in federal and state tax laws;

•	the ability to satisfy complex rules in order to remain qualified as a REIT; and

•	changes in tax laws that could reduce the benefits associated with REIT status.
For a discussion of some of the factors that may affect our business, results and prospects, see Part 1 - Item 1A. Risk Factors.
Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

2 / POTLATCH CORPORATION

Part I
ITEM 1. BUSINESS
General
Potlatch Corporation is a real estate investment trust (REIT) with approximately 1.4 million acres of timberlands in Arkansas, Idaho and Minnesota. We derive much of our income from investments in real estate, including the sale of standing timber. Through wholly owned taxable REIT subsidiaries, which we refer to collectively in this report as Potlatch TRS, we operate a real estate sales and development business and five wood products manufacturing facilities that produce lumber and plywood.
Our businesses are organized into three operating segments:

•
Resource: Our Resource segment manages our timberlands to optimize revenue producing opportunities while adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The Resource segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights leases, biomass production, carbon sequestration and other leasing opportunities.

•	Wood Products: Our Wood Products segment manufactures and markets lumber and plywood.

•
Real Estate: The business of our Real Estate segment consists primarily of the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives. The Real Estate segment engages in real estate sales, subdivision and development activities through Potlatch TRS.

Additional information regarding each of our operating segments is included in this section, as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17: Segment Information in the Notes to Consolidated Financial Statements.
We are focused on the ownership of timberland, which we view as a unique and attractive asset due to the renewable nature of timber resources and timber’s long-term history of price appreciation in excess of inflation. Our primary objectives include using our timberland investments to generate income and maximizing the long-term value of our assets. We pursue these objectives by adhering to the following strategies:

•
Managing our timberlands to improve their long-term sustainable yield. We manage our timberlands in a manner designed to optimize the balance among timber growth, prudent environmental management and current cash flow, in order to achieve increasing levels of sustainable yield over the long term. We may choose to harvest timber at levels above or below our then-current estimate of sustainability for various reasons from time to time, including improving the long-term productivity of certain timber stands or in response to market conditions. In addition, we focus on optimizing timber returns by continually improving productivity and yields through advanced silvicultural practices that take into account soil, climate and biological considerations.

•
Pursuing attractive acquisitions. We actively pursue timberland acquisitions that meet our financial and strategic criteria. The critical elements of our acquisition strategy generally include acquiring properties that complement our existing land base, are immediately cash flow accretive and have attractive timber or higher and better use (HBU) values.

•
Maximizing the value of our non-core timberland real estate. A portion of our acreage is more valuable for development or recreational purposes than for growing timber. We continually assess the potential uses of our lands to manage them proactively for the highest value. We have identified approximately 15% of our timberlands as having values that are potentially greater than timberland values.

•
Practicing sound environmental stewardship. We pursue a program of environmental stewardship and active involvement in federal, state and local policymaking to maximize our assets’ long-term value. We manage our timberlands in a manner consistent with the principles set forth by the Forest Stewardship Council (FSC).

Potlatch Corporation, formerly known as Potlatch Holdings, Inc., was incorporated in Delaware in September 2005 to facilitate a restructuring to qualify for treatment as a REIT for federal income tax purposes. It is the successor to the business of the original Potlatch Corporation, which was incorporated in Delaware in 1903.

2013 FORM 10-K / 3

Effective January 1, 2006, we restructured our operations to qualify for treatment as a REIT for federal income tax purposes. As a REIT, if we meet certain requirements we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our stockholders, including the income derived from the sale of standing timber. We are, however, subject to corporate taxes on certain built-in gains (the excess of fair market value at January 1, 2006 over tax basis on that date) on sales of real property (other than timber) held by the REIT during the first ten years following our conversion to a REIT, except for sales that occurred in 2011, 2012 and 2013. The Small Business Jobs Act of 2010 modified the built-in gains provisions to exempt sales of real properties by a REIT in 2011, if five years of the recognition period had elapsed before January 1, 2011. The American Taxpayer Relief Act of 2012, enacted on January 2, 2013, extended the reduced five-year holding period for sales that occurred in 2012 and 2013. If applicable, the built-in gains tax is eliminated or deferred if sale proceeds are reinvested in accordance with the like-kind exchange provisions of the Internal Revenue Code. The built-in gains tax is not applicable to the sale of timber pursuant to a stumpage sale agreement or timber deed. We are required to pay federal corporate income taxes on income from our non-real estate investments, principally the operations of Potlatch TRS.
The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily consists of income from the sale of our standing timber. Accordingly, we restructured to create a new parent company that holds our timberlands through a REIT subsidiary and substantially all of our non-timberland assets, consisting primarily of our manufacturing facilities, assets used for the harvesting of timber and the sale of logs, and selected land parcels that we expect to be sold or developed for higher and better use purposes, through Potlatch TRS. Our use of Potlatch TRS, which is taxed as a C corporation, enables us to continue to engage in these non-REIT qualifying businesses while complying with the REIT requirements.
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
Business Segments
Resource Segment
Industry Background. The demand for timber depends primarily upon the markets for wood related products, including lumber, panel products, paper and other pulp-based products. The end uses for timber vary widely, depending on species, size and quality. Historically, timber demand has experienced cyclical fluctuations, although sometimes at different times and rates within the markets for sawlogs and pulpwood. The demand for sawlogs, lumber and other manufactured wood products is significantly dependent upon the level of new residential construction and remodeling activity, which, in turn, is affected by general economic and demographic factors, including population growth, new household formations, interest rates for home mortgages and construction loans, and credit availability. Reductions in residential construction and remodeling activities are generally followed by declining lumber prices, which are usually followed by declining log prices within a fairly short period of time. The demand for pulpwood is dependent on the paper and pulp-based manufacturing industries, which are affected by domestic and international economic conditions, global population growth and other demographic factors, industry capacity and the value of the U.S. dollar in relation to foreign currencies. Locally, timber demand also fluctuates due to the expansion or closure of individual wood products and pulp-based manufacturing facilities.
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

4 / POTLATCH CORPORATION

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
Operations. The Resource segment manages approximately 1.4 million acres of timberlands we own in two regions of the United States: the Northern region, consisting of our Idaho and Minnesota timberlands; and the Southern region, consisting of our Arkansas timberlands. We are the largest private landowner in Idaho. The following table provides additional information on our timberlands.

REGION	STATE	DESCRIPTION	ACRES (thousands)
Northern region	Idaho	Variety of commercially viable softwood species, such as grand fir, Douglas fir, inland red cedar and other associated softwoods	805
	Minnesota	Primarily aspen, pine and other mixed hardwoods	197
		Total Northern region	1,002
Southern region	Arkansas	Primarily southern yellow pine and other hardwoods	410
		Total	1,412
Our timberlands include a wide diversity of softwood and hardwood species and are certified by the FSC. As a participant in this program, we adhere to principles that include commitments to sustainable forestry, responsible practices, forest health and productivity, and protection of special sites. We are generally able to sell FSC-certified logs at premium prices.
As of the end of 2013, our estimated standing timber inventory is approximately 56 million tons. This estimate is derived using methods consistent with industry practice and is based on statistical methods and field sampling. Efforts are made to periodically update this estimate for growth, harvest, acquisitions and disposals. The estimated inventory volume includes timber from environmentally sensitive areas where the timberlands are managed in a manner consistent with best management practices, state forest practice acts and the FSC forest management standard.
The aggregate estimated volume of current standing timber inventory is updated at least annually to reflect increases in merchantable timber due to reclassification of young growth to merchantable timber, the annual growth rates of merchantable timber and the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests and land sales. Timber volumes are estimated from cruises of the timber tracts, which are completed on our timberlands on approximately a five to ten year cycle. Since the individual cruises collect field data at different times for specific sites, the growth model projects standing inventory from the cruise date to a common reporting date. Annual growth rates for the merchantable inventory have historically been in the range of 2%-5%.
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

2013 FORM 10-K / 5

Our short-term and long-term harvest plans are critical factors in our long-term management process. Each year, we prepare a harvest plan designating the timber tracts and volumes to be harvested during that particular year. We also update our long-term harvest plan annually. Each harvest plan reflects our analysis of the age, size and species distribution of our timber, as well as our expectations about harvest methods, growth rates, the volume of each species to be harvested, anticipated acquisitions and dispositions, thinning operations, regulatory constraints and other relevant information. Among other things, the optimal harvest cycles, or rotations, for timber vary by location and species and tend to change over time as a result of silvicultural advances, changes in the markets for different sizes and ages of timber and other factors. Since harvest plans are based on projections of weather, timber growth rates, regulatory constraints and other assumptions, many of which are beyond our control, there can be no assurance that we will be able to harvest the volumes projected or the specific timber stands designated in our harvest plans.
Detailed harvest information by region and product is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table presents a summary of our total 2013 fee timber harvest by region.

	FEE TIMBER HARVESTED (TONS)
(in thousands)	SAWLOGS	PULPWOOD	STUMPAGE	TOTAL
Northern region	2,032	128	25	2,185
Southern region	694	822	8	1,524
Total	2,726	950	33	3,709
Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland sales and acquisitions, we expect the overall timber harvest from our lands in 2014 to total approximately 3.8 million tons.
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
The Resource segment sells a portion of its logs at market prices to our wood products manufacturing facilities. Intersegment sales to our wood products manufacturing facilities in 2013 were approximately 25% of our total Resource segment revenues. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. The segment’s customers range in size from small operators to multinational corporations. The segment competes with owners of timberlands that operate in areas near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States. The segment competes principally on the basis of distance to market, price, log quality and customer service.
In 2013, approximately 36% of our Northern region’s volume and 37% of our Southern region’s volume was sold under log supply agreements. We expect approximately the same amount to be sold under log supply agreements in 2014. In general, our log supply contracts require a specified volume of timber to be delivered to certain customer facilities at prices that are adjusted periodically to reflect market conditions. Prices in our Northern region contracts are adjusted periodically by species to prevailing market prices for logs, lumber, wood chips and other residuals. Prices in our Southern region contracts are adjusted every three months for pine and hardwood logs based on prevailing market prices for logs. Currently our log supply agreements are in place for two to three years. Idaho Forest Group, LLC represented slightly more than 10% of our consolidated revenues in 2013 and 2012.
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

6 / POTLATCH CORPORATION

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
A description of our wood products manufacturing facilities, which are all owned by us, together with their respective 2013 capacities and actual production, are as follows:

	ANNUAL CAPACITY[1,2]	PRODUCTION[2]
Sawmills:
Warren, Arkansas	175 mmbf	191 mmbf
St. Maries, Idaho	160 mmbf	168 mmbf
Gwinn, Michigan	170 mmbf	173 mmbf
Bemidji, Minnesota	120 mmbf	123 mmbf
Plywood Mill:
St. Maries, Idaho	150 mmsf	161 mmsf

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

[2]	mmbf stands for million board feet; mmsf stands for million square feet, 3/8 inch panel thickness basis.
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
Our manufacturing facilities can produce and sell FSC-certified products that generally command premium pricing.
For our Wood Products operations, the principal raw material used is logs, which are obtained from our Resource segment or purchased on the open market. We generally do not maintain long-term supply contracts for a significant volume of logs. During 2013 and 2012, 39% and 36% of our log purchases, respectively, were provided by our Resource segment.
Real Estate Segment
The activities of our Real Estate segment consist primarily of the sale of selected non-core timberland real estate, which consist of three categories of property: HBU, rural real estate and non-strategic.

•
HBU properties have characteristics that provide development potential as a result of superior location or other attractive amenities. These properties tend to have a much higher value than timberlands.

•
Rural real estate properties also have a higher value than timberlands, but do not have the same developmental potential as HBU properties. For example, these properties may be appropriate for hunting, conservation or secondary rural housing.

•	Non-strategic properties often have locational or operational disadvantages for us, and are typically on the fringe of our ownership areas.
The Real Estate segment engages in real estate sales, subdivision and development activities through Potlatch TRS.

2013 FORM 10-K / 7

From time to time, we also take advantage of opportunities to sell timberland where we believe pricing to be particularly attractive, to match a sale with a purchase of more desirable property in order to defer taxes in a like-kind exchange (LKE) transaction, or to meet various other financial or strategic objectives. Sales of conservation properties and conservation easements on our properties are also included in this segment. Results for the segment depend on the demand for our non-core timberlands, the types of properties sold, the basis of these properties and the timing of closings of property sales. Although large sales of non-strategic properties can cause results that are not comparable or predictable between periods, we have maintained a relatively consistent level of rural real estate and HBU sales.
A main focus of this segment is to continually assess the highest value use of our lands. We conduct periodic stratification assessments on our lands and as new lands are acquired. The following tools are used in assessing our lands:

•	electronic analysis, using geographic information systems;

•	on-the-ground analysis and verification of modeling assumptions; and

•	certain measured and ranked attributes, such as timber potential, recreational opportunities, accessibility, special features and population and demographic trends.
As a result of this continual assessment of our lands, we currently have identified 200,000 to 230,000 acres of non-core timberland real estate. This includes approximately 110,000 to 120,000 acres of HBU property, 80,000 to 90,000 acres of rural real estate property and 10,000 to 20,000 acres of non-strategic timberland. Sales of these lands are expected to occur over a 10-year period, with the goal of utilizing LKE transactions or other tax-advantaged methods when it is appropriate.
Seasonality
Log and pulpwood sales volumes in our Resource segment are typically lower in the first half of each year, as winter rains in the Southern region and spring thaw in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions that restrict access to logging sites. The third quarter is typically our Resource segment's strongest production quarter. Real Estate dispositions and acquisitions can be adversely affected when access to any properties to be sold or considered for acquisition is limited due to adverse weather conditions. Demand for our manufactured wood products typically decreases in the winter months when construction activity is slower and increases in the spring, summer and fall when construction activity is generally higher.
Geographic Areas
All of our timberlands, wood products manufacturing facilities and other real estate and assets are located within the continental United States. In 2013, 2012 and 2011, approximately 2%, 2% and 1%, of the respective year's revenues were derived from sales of manufactured wood products to Canada and Mexico, with the remainder of our revenues resulting from domestic sales.
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
We believe that our manufacturing facilities and timberland operations are currently in substantial compliance with applicable environmental laws and regulations. We cannot be certain, however, that situations that give rise to material environmental liabilities will not be discovered.
Enactment of new environmental laws or regulations, or changes in existing laws or regulations, particularly relating to air and water quality, or their enforcement, may require significant expenditures by us or may adversely affect our timberland management and harvesting activities.

8 / POTLATCH CORPORATION

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
Information regarding potentially material environmental proceedings is included in Note 15: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in this report and incorporated herein by reference.
Employees
As of December 31, 2013, we had approximately 880 employees. The workforce consisted of approximately 220 salaried, 630 hourly and 30 temporary or part-time employees. As of December 31, 2013, 18% of the workforce was covered under one collective bargaining agreement, which expires in May 2016.

ITEM 1A. RISK FACTORS
Investing in our common stock involves a significant degree of risk. Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of the following risks and, as a result, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations or liquidity. In addition to the risk factors discussed below, investors should carefully consider the risks and uncertainties presented in Part 1 - Item 1. Business.
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
Our Board of Directors, in its sole discretion, determines the actual amount of distributions to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use, and future acquisitions and dispositions. For a description of debt covenants that could limit our ability to make distributions to stockholders in the future, see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Consequently, the level of future distributions to our stockholders may fluctuate, and any reduction in the distribution rate may adversely affect our stock price.

2013 FORM 10-K / 9

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
Timber prices are affected by changes in demand on a local, national or international level. The closure of a mill in the regions where we own timber can have a material adverse effect on demand and therefore pricing. In 2011, due to continuing poor market conditions and the resulting closure of a significant customer's mill in Arkansas, we saw a substantial decline in log prices in the region. As the demand for paper nationwide continues to decline, closures of pulp mills have adversely affected the demand for pulpwood and wood chips in certain of the regions in which we operate. Also, demand in other parts of the world may affect timber prices in the markets in which we compete. For example, during the past few years, demand from Asia has remained steady, and although we do not sell into the Asian markets, Asian demand has affected supply and demand in the markets in which we participate. A decrease in Asian demand may have a negative impact on lumber and timber prices in the markets in which we compete.
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
The financial performance of our operations is affected by the cyclical nature of our business. The markets for timber, manufactured wood products and real estate are influenced by a variety of factors beyond our control. The demand for our timber and manufactured wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, credit availability, population growth, weather conditions and other factors. The demand for logs is also affected by the demand for wood chips in the pulp and paper markets. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices. Historical prices for our manufactured wood products have been volatile, and we have limited direct influence over the timing and extent of price changes for our manufactured wood products. The demand for real estate can be affected by changes in factors such as interest rates, credit availability and economic conditions, as well as by the impact of federal, state and local land use and environmental protection laws.
We may be unable to harvest timber or we may elect to reduce harvest levels due to market conditions, either of which could adversely affect our results of operations and cash flows.
Our timber harvest levels and sales may be limited due to weather conditions, timber growth cycles, restrictions on access, availability of contract loggers, and regulatory requirements associated with the protection of wildlife and water resources, as well as by other factors, including damage by fire, insect infestation, disease and natural disasters such as ice storms, wind storms, hurricanes and floods. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes usually is localized, affecting only a limited percentage of our timber, there can be no assurance that any damage affecting our timberlands will be limited. We typically experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Severe weather conditions and other natural disasters can also reduce the productivity of

10 / POTLATCH CORPORATION

timberlands and disrupt the harvesting and delivery of logs. Our financial results and cash flows are dependent to a significant extent on our continued ability to harvest timber at adequate levels.
On a short-term basis, we may adjust our timber harvest levels in response to market conditions. For example, in 2011, in response to weak demand and low prices, we shifted a portion of our harvest from our Southern region to our Northern region to capture better pricing opportunities. Following the closure of a significant customer’s mill in Arkansas, in 2012 we reduced our overall timber harvest to 3.6 million tons from 4.1 million tons in 2011.
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
We have pursued, and intend to continue to pursue, acquisitions of strategic timberland properties and other forest products assets. We compete with buyers that have substantially greater financial resources than we have for acquisition opportunities. We intend to finance acquisitions through cash from operations, borrowings under our credit facility, proceeds from equity or debt offerings, or proceeds from asset dispositions, or any combination thereof. In addition, it is uncertain whether any acquisitions we make will perform in accordance with our expectations. The failure to identify and complete acquisitions of suitable properties, our inability to finance future acquisitions on favorable terms or our inability to complete like-kind exchanges, could adversely affect our operating results and cash flows.
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

2013 FORM 10-K / 11

The forest products industry is highly competitive.
The markets for our wood products are highly competitive, and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Our wood products are subject to competition from wood products manufacturers in the United States, and to a lesser extent in Canada. After years of trade disputes over Canadian lumber imports, the United States and Canada signed an agreement, which has been extended to 2015, establishing a system of tiered taxes and volume restrictions relating to Canadian lumber imports to the United States. Notwithstanding the signing of this agreement, there can be no assurance that it will at all times, or at any time, effectively create a fair trade environment. The London Court of International Arbitration has twice ruled that Canada has violated the Softwood Lumber Agreement. In addition, our wood products manufacturing facilities are relatively capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our wood products competitors may currently be lower-cost producers than we are, and accordingly these competitors may be less adversely affected than we are by price decreases. Wood products also are subject to significant competition from a variety of substitute products, including non-wood and engineered wood products. To the extent there is a significant increase in competitive pressure from substitute products or other domestic or foreign suppliers, our business could be adversely affected.
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

12 / POTLATCH CORPORATION

Regulatory restrictions on future harvesting activities may be significant. Federal, state and local laws and regulations, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. For example, the Clean Water Act and comparable state laws, regulations and best management practices programs protect water quality. As a result, our resource management activities adjacent to rivers and streams as well as the point source discharges from our manufacturing facilities are subject to strict regulation and there can be no assurance that our forest management and manufacturing activities will not be subject to increased regulation under the Clean Water Act in the future.
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
Our manufacturing operations are subject to stringent environmental laws, regulations and permits covering air emissions, wastewater discharge, water usage, and waste handling and disposal that govern how we operate our facilities. These laws, regulations and permits, now and in the future, may restrict our current production and limit our ability to increase production, and impose significant costs on our operations with respect to environmental compliance. For example, in December 2012, the Environmental Protection Agency (EPA) issued new Major Source Boiler Maximum Achievable Control Technology, or Boiler MACT, rules that could require capital investments at our Wood Products manufacturing facilities. These rules are effective in early 2016. We are unable at this time to estimate the cost of compliance with these new rules because we are still in the process of reviewing the new rules as they apply to our wood products manufacturing facilities, however, the capital investments required to comply with the new rules could be significant. Overall, it is expected that environmental compliance costs will likely increase over time as environmental requirements become more stringent, and as the expectations of the communities in which we operate become more demanding.
Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) impose strict, and under certain circumstances joint and several, liability on responsible parties, including current and former owners and operators of contaminated sites, for costs of investigation and remediation of contamination. They also impose liability for related damages to natural resources. We have in the past been identified by the EPA as a potentially responsible party under CERCLA at various locations, and we are currently identified as a potentially responsible party in connection with one of our properties. Additional information regarding this matter is included in Note 15: Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this report, and that information is incorporated herein by reference. It is possible that other facilities we own or operate, or formerly owned or operated, or timberlands we now own or acquire, could also become subject to liabilities under these laws. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect our financial results. Although we believe we have appropriate reserves recorded for the investigation and remediation of known matters, there can be no assurance that actual expenditures will not exceed our expectations, that reserves will not be increased, or that other unknown liabilities will not be discovered in the future.
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
As a result of the steep downturn in the stock market in the fourth quarter of 2008 and the resulting effects on long-term interest rates and discount rates, our defined benefit pension plans have been underfunded since December 31, 2008, as the projected benefit obligation exceeds the aggregate fair value of plan assets. As a result of the underfunding, we may be required to make contributions to our qualified pension plans. We did not make a contribution in 2013, however, we contributed $21.6 million and $9.4 million, respectively, in 2012 and 2011. We funded the 2012 contribution by taking a loan against our company owned life insurance plan, or COLI, based on

2013 FORM 10-K / 13

the cash surrender value that has accumulated in the plan over the years. Based on estimated year-end asset values and projections of plan liabilities, during 2014 we expect to be required to make a contribution of $1.7 million to our qualified pension plans. In addition, we will be making payments of approximately $1.8 million for our non-qualified pension plan.
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
As of December 31, 2013, approximately 18% of our workforce was covered by one collective bargaining agreement, which expires in May 2016. While we believe our relations with our employees are satisfactory, we cannot assure you that we will be able to negotiate a new collective bargaining agreement on favorable terms. If we are unable to negotiate an acceptable new agreement with the union upon expiration of the existing contract, we could experience a strike or work stoppage. Even if we are successful in negotiating a new agreement, the new agreement could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.
Risks Related to Our Indebtedness
Our indebtedness could materially adversely affect our ability to generate sufficient cash to make distributions to stockholders and fulfill our debt obligations, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.
Our debt requires interest and principal payments. As of December 31, 2013, we had long-term debt of $320.1 million, with no installments due in 2014. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our indebtedness could intensify.
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

14 / POTLATCH CORPORATION

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
In addition, the rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (Treasury). Changes to the tax laws affecting REITs or taxable REIT subsidiaries, which may have retroactive application, could adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. Accordingly, we cannot provide assurance that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to remain qualified as a REIT, the federal income tax consequences of such qualification, the determination of the amount of REIT taxable income or the amount of tax paid by the TRS.
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

2013 FORM 10-K / 15

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
We may not have sufficient future taxable income to realize all our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which our temporary differences are deductible as governed by the tax code. The amount of our deferred tax assets could be reduced in the near term if future taxable income does not materialize or management is unable to implement one or more strategies that it has identified to generate taxable income. See Note 9: Income Taxes in the Notes to Consolidated Financial Statements contained in this report for additional information about our deferred tax assets.

16 / POTLATCH CORPORATION

Risks Related to Ownership of Our Common Stock
The price of our common stock may be volatile.
The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above under "Business and Operating Risks" and the following: actual or anticipated fluctuations in our operating results or our competitors’ operating results, announcements by us or our competitors of capacity changes, acquisitions or strategic investments, our growth rate and our competitors’ growth rates, the financial markets and general economic conditions, changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally, or lack of analyst coverage of our common stock, failure to pay cash dividends or the amount of cash dividends paid, sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock, and changes in accounting principles.
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

2013 FORM 10-K / 17

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Information on our locations and facilities is included in Part I - Item 1. Business under each of the respective segment headers.

ITEM 3. LEGAL PROCEEDINGS
Other than the environmental proceedings described in Note 15: Commitments and Contingencies in the Notes to Consolidated Financial Statements, which is incorporated herein by reference, we believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

18 / POTLATCH CORPORATION

Part II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The Nasdaq Global Select Market (NASDAQ). The quarterly high and low sales price per share of our common stock and the quarterly cash distribution payments per share for 2013 and 2012, were as follows:

	2013			2012
QUARTER	HIGH	LOW	CASH DISTRIBUTIONS	HIGH	LOW	CASH DISTRIBUTIONS
1st	$46.01	$39.43	$0.31	$34.45	$29.73	$0.31
2nd	51.48	39.66	0.31	32.13	28.02	0.31
3rd	44.93	37.59	0.31	38.49	31.12	0.31
4th	43.84	38.01	0.35	39.21	36.65	0.31
There were approximately 1,172 stockholders of record at January 31, 2014.
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
Reference is made to the discussion in Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations, of (i) the covenants in our bank credit facility and term loan and the indenture governing our senior notes with which we must comply in order to make cash distributions and (ii) the REIT tax rules, which under certain circumstances may restrict our ability to receive dividends from Potlatch TRS, our taxable REIT subsidiary.
There are currently no authorized repurchase programs in effect under which we may repurchase shares.
See Part III - Item 12. Security Ownerships of Certain Beneficial Owners and Management and Related Stockholder Matters of this report for a tabular summary of shares authorized for issuance under our equity compensation plans, which information is incorporated herein by this reference.

2013 FORM 10-K / 19

Company Stock Price Performance
The following graph and table show a five-year comparison of cumulative total stockholder returns for the company, the NAREIT Equity Index, the Standard & Poor’s 500 Composite Index and a group of six companies that we refer to as our Peer Group for the period ended December 31, 2013. The total stockholder return assumes $100 invested at December 31, 2008, with quarterly reinvestment of all dividends.

	At December 31,
	2009	2010	2011	2012	2013
Potlatch Corporation	$132	$143	$144	$188	$207
NAREIT Equity Index	128	164	177	209	215
S&P 500 Composite	126	146	149	172	228
2013 Peer Group[1]	130	142	148	203	216

[1]	Our Peer Group companies are Deltic Timber Corp., Plum Creek Timber Co., Inc., Rayonier Inc., St. Joe Co., Universal Forest Products Inc. and Weyerhaeuser Co.

ITEMS 6, 7, 7A and 8.
The information called for by Items 6, 7, 7A and 8, inclusive, of Part II of this form is contained in the following sections of this report at the pages indicated below:

20 / POTLATCH CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO)and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2013. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2013.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act of 1934.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).
Based on our assessment, management believes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm. The audit report is included in the Reports of Independent Registered Public Accountants section of this document.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

2013 FORM 10-K / 21

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information required by this item is incorporated by reference to the information appearing under the headings "Board of Directors," "Corporate Governance" and "Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" from our definitive Proxy Statement to be filed with the Commission on or about April 1, 2014.
Our Corporate Conduct and Ethics Code, which is applicable to all directors, officers and employees, can be found on our website at www.potlatchcorp.com. We post any amendments to or waivers from our Corporate Conduct and Ethics Code on our website.
Executive Officers of the Registrant
Information as of February 14, 2014, and for at least the past five years concerning our executive officers is as follows:
Michael J. Covey (age 56), has served as Chief Executive Officer since February 2006 and served as President and Chief Executive Officer from 2006 to March 2013. He has been a director of the company since February 2006, and has served as Chairman of the Board of the company since January 2007.
Eric J. Cremers (age 50), has served as President and Chief Operating Officer, and a director of the company, since March 2013, as Executive Vice President and Chief Financial Officer from March 2012 to March 2013, and as Vice President, Finance and Chief Financial Officer from July 2007 to March 2012.
Jerald W. Richards (age 45), has served as Vice President and Chief Financial Officer since September 2013. He was employed by Weyerhaeuser Company and served as Chief Accounting Officer from October 2010 to August 2013 and corporate segment controller from 2008 to October 2010.
William R. DeReu (age 47), has served as Vice President, Real Estate and Lake States Resource since February 2012 and as Vice President, Real Estate from May 2006 to February 2012.
Lorrie D. Scott (age 59), has served as Vice President, General Counsel and Corporate Secretary since July 2010. Prior to July 2010, she was employed by Weyerhaeuser Realty Investors, Inc., and served as Senior Vice President and General Counsel from October 2007 to July 2010.
Thomas J. Temple (age 57), has served as Vice President, Wood Products and Arkansas Resource since February 2012, as Vice President, Wood Products from January 2009 to February 2012, and as Vice President from November 2008 to January 2009.
The term of office of the officers of the company expires at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

ITEM 11. EXECUTIVE COMPENSATION
Information set forth under the headings "Report of the Executive Compensation Personnel Policies Committee," "Compensation Discussion and Analysis" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2014, is incorporated herein by reference.

22 / POTLATCH CORPORATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2014, is incorporated herein by reference.
The following table provides certain information as of December 31, 2013, with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS[1]	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS[2]	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	557,943	$30.92	269,358
Equity compensation plans not approved by security holders	—	—	—
Total	557,943	$30.92	269,358

[1]
Includes 455,350 performance shares and 89,734 restricted stock units, or RSUs, which are the maximum number of shares that can be awarded under the performance share and RSU programs, not including future dividend equivalents.

[2]	Performance shares and RSUs do not have exercise prices and are therefore not included in the weighted average exercise price calculation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this item regarding certain relationships and related transactions is included under the heading "Corporate Governance - Transactions with Related Persons" in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2014, and is incorporated herein by reference.
The information required by this item regarding director independence is included under the headings "Board of Directors" and "Corporate Governance - Director Independence" in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2014, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item regarding principal accounting fees and services is included under the heading "Fees Paid to Independent Registered Public Accounting Firm in 2013 and 2012" in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2014, and is incorporated herein by reference.

2013 FORM 10-K / 23

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Consolidated Financial Statements
Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Schedules.
Financial Statement Schedules
None.
Exhibits
Exhibits are listed in the Exhibit Index.

24 / POTLATCH CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)
By	/S/ MICHAEL J. COVEY
Michael J. Covey
Chairman of the Board and Chief Executive Officer
Date: February 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 14, 2014, by the following persons on behalf of the registrant in the capacities indicated.

BY	/S/ MICHAEL J. COVEY	Director, Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)
Michael J. Covey

BY	/S/ ERIC J. CREMERS	Director, President and Chief Operating Officer
Eric J. Cremers

BY	/S/ JERALD W. RICHARDS	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Jerald W. Richards

	*	Director
Boh A. Dickey

	*	Director
William L. Driscoll

	*	Director
Charles P. Grenier

	*	Director
Jerome C. Knoll

	*	Director
John S. Moody

	*	Director
Lawrence S. Peiros

	*	Director
Gregory L. Quesnel

*By	/S/ LORRIE D. SCOTT
Lorrie D. Scott
(Attorney-in-fact)

2013 FORM 10-K / 25

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules
The following documents are filed as part of this report:

26 / POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Selected Financial Data

(Dollars in thousands – except per-share amounts)

	2013	2012	2011	2010	2009
Revenues	$570,289	$525,134	$497,421	$539,447	$476,169
Income from continuing operations	70,581	42,594	40,266	40,275	81,431
Net income	70,581	42,594	40,266	40,394	77,328

Total assets	$680,530	$718,897	$746,220	$781,711	$823,565
Working capital	80,051	74,510	57,242	95,762	63,225
Long-term debt (including current portion)	320,092	357,576	366,403	368,496	368,431
Stockholders’ equity	204,148	138,643	142,138	204,439	229,790

Current ratio	2.6 to 1	2.2 to 1	1.7 to 1	2.5 to 1	2.1 to 1
Long-term debt to stockholders’ equity ratio	1.6 to 1	2.6 to 1	2.6 to 1	1.8 to 1	1.6 to 1

Capital expenditures:
Property, plant and equipment	$10,280	$5,636	$5,338	$5,215	$4,317
Timber and timberlands, net	13,373	23,552	11,548	9,786	11,380
Total capital expenditures	$23,653	$29,188	$16,886	$15,001	$15,697

Net income per share from continuing operations:
Basic	$1.74	$1.06	$1.00	$1.01	$2.05
Diluted	1.73	1.05	1.00	1.00	2.04
Net income per share:
Basic	$1.74	$1.06	$1.00	$1.01	$1.94
Diluted	1.73	1.05	1.00	1.00	1.93
Weighted-average shares outstanding (in thousands):
Basic	40,503	40,333	40,159	39,971	39,763
Diluted	40,709	40,553	40,383	40,219	39,974
Distributions per share	$1.28	$1.24	$1.84	$2.04	$2.04

2013 FORM 10-K / 27

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Our 2013 performance demonstrated a strong year, marked by the improvement in lumber prices and higher log prices in Idaho. The Resource segment income increased 48% year over year, or $23.9 million, on flat harvest levels. The Wood Products segment operated well and posted its highest level of earnings in nearly a decade. Results for our Real Estate segment were strong and it continues to be a stable earnings contributor based on steady demand for our HBU and rural recreational properties.
According to industry forecasts, total demand for North American lumber is anticipated to increase an additional 4 billion board feet, or approximately 7%, from 2013 levels. The majority of the growth is expected in the new home construction market segment as the U.S. housing market continues its gradual recovery. Factors such as home price increases, the cost of new mortgages, the mortgage approval process and the availability of desirable building lots will continue to play into the pace of the housing recovery. Participation by first-time homebuyers has been low to this point in the recovery by historical standards, and would provide an additional boost to demand. We anticipate southern pine sawlog prices will remain flat in 2014.
Factors Influencing Our Results of Operations and Cash Flows
The operating results of our Resource, Wood Products and Real Estate business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions, and other factors. See Part I - Item 1. Business for additional information.
Results of Operations
As of December 31, 2013, our business is organized into three reporting segments: Resource, Wood Products and Real Estate. Sales between segments are recorded as intersegment revenues based on prevailing market prices. Because of the role of the Resource segment in supplying our Wood Products segment with a portion of its wood fiber needs, intersegment revenues can represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.
In the period-to-period discussions of our consolidated results of operations, our revenues are reported after elimination of intersegment revenues. In the discussions by business segments, each segment’s revenues are presented before elimination of intersegment revenues.

28 / POTLATCH CORPORATION

CONSOLIDATED RESULTS COMPARING 2013 WITH 2012
The following table sets forth year-to-year changes in items included in our Consolidated Statements of Income for the years ended December 31, 2013 and 2012.

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2013	2012	AMOUNT OF CHANGE	PERCENT CHANGE
Revenues	$570,289	$525,134	$45,155	9%
Costs and expenses:
Cost of goods sold	408,772	390,666	18,106	5%
Selling, general and administrative expenses	50,397	49,419	978	2%
Environmental remediation charge	3,522	—	3,522	n/m
Asset impairment charge	—	107	(107)	n/m
	462,691	440,192	22,499	5%
Operating income	107,598	84,942	22,656	27%
Interest expense, net	(23,132)	(25,539)	2,407	9%
Income before income taxes	84,466	59,403	25,063	42%
Income tax provision	(13,885)	(16,809)	2,924	17%
Net income	$70,581	$42,594	$27,987	66%
Revenues. Revenues increased in 2013 over 2012 from the Resource segment, primarily from higher log prices in Idaho, and the Wood Products segment, due to higher prices for manufactured wood products, partially offset by decreased revenues from our Real Estate segment due to fewer acres sold in 2013. A more detailed discussion of revenues follows in the operating results by business segments.
Cost of goods sold. Cost of goods sold increased in 2013 over 2012, primarily due to higher log costs in Wood Products and and higher logging and hauling costs and depletion expense in our Resource segment as a result of higher harvest volumes.
Environmental remediation charge. In 2013, we recorded pre-tax charges of $3.5 million to reflect increased remediation costs associated with liabilities related to our Avery Landing site in Idaho. Physical clean-up activities at the site were completed in 2013.
Asset impairment charge. In 2012, we recorded a $0.1 million charge related to write-downs of two of our real estate development projects.
Interest expense, net. Net interest expense decreased in 2013 from 2012 primarily due to the early redemption of $36.7 million of debt in 2013.
Income tax provision. Our effective tax rate for 2013 was 16.4% compared to 28.3% in 2012. The decrease resulted primarily from proportionately higher operating income in the REIT.

2013 FORM 10-K / 29

BUSINESS SEGMENT RESULTS COMPARING 2013 WITH 2012
Resource Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2013	2012	INCREASE (DECREASE)	PERCENT CHANGE
Revenues (before elimination of intersegment revenues)	$238,228	$207,846	$30,382	15%
Operating income	$73,425	$49,543	$23,882	48%

Harvest Volumes (in tons)
Northern region
Sawlog	2,031,637	1,946,138	85,499	4%
Pulpwood	127,998	299,934	(171,936)	(57)%
Stumpage	25,397	34,049	(8,652)	(25)%
Total	2,185,032	2,280,121	(95,089)	(4)%

Southern region
Sawlog	694,147	586,658	107,489	18%
Pulpwood	821,781	691,411	130,370	19%
Stumpage	8,353	—	8,353	n/m
Total	1,524,281	1,278,069	246,212	19%

Total harvest volume	3,709,313	3,558,190	151,123	4%

Sales Price/Unit ($ per ton)
Northern region
Sawlog	$85	$75	$10	13%
Pulpwood	$36	$40	$(4)	(10)%
Stumpage	$8	$10	$(2)	(20)%
Weighted Average	$81	$69	$12	17%

Southern region
Sawlog	$43	$42	$1	2%
Pulpwood	$32	$31	$1	3%
Stumpage	$12	$—	$12	n/m
Weighted Average	$37	$36	$1	3%
Revenues increased in 2013 over 2012 due to increased prices, primarily for sawlogs in Idaho, and the incremental harvest volumes provided by land acquisitions in Arkansas in late 2012. Increased prices accounted for $22.0 million of the revenue variance, while the increase in total harvest volume accounted for $8.6 million of the variance.
In our Northern region, sawlog prices and volume increased due to stronger demand. An oversupply of residuals and chips in the Northwest market resulted in lower pulpwood prices, which led us to minimize pulpwood production.
In our Southern region, both sawlog and pulpwood volumes increased. Sawlog prices increased due primarily to a shift in product mix related to increased demand for higher priced hardwoods. Pulpwood prices increased as a result of slightly improved demand for both pine and hardwood pulpwood.
Expenses for the segment increased $6.5 million, or 4%, in 2013 over 2012, primarily due to higher logging and hauling costs, from increased per-unit costs as well as volume, and higher depletion expense from increased harvest volumes.

30 / POTLATCH CORPORATION

Wood Products Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2013	2012	INCREASE (DECREASE)	PERCENT CHANGE
Revenues	$366,015	$329,404	$36,611	11%
Operating income	$58,892	$45,456	$13,436	30%

Lumber shipments (MBF)	641,217	649,119	(7,902)	(1)%
Lumber sales prices ($ per MBF)	$392	$342	$50	15%
Revenues for the segment increased in 2013 over 2012 as lumber prices increased, but were partially offset by a small decrease in shipments. Expenses for the segment increased $23.2 million, or 8%, due to the higher cost of logs consumed, primarily related to increased prices for sawlogs in Idaho, and increased logging and hauling expenses, primarily due to a higher volume of logs sourced from third party timberlands in Idaho, and labor-related expenses.
Real Estate Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2013	2012	INCREASE (DECREASE)	PERCENT CHANGE
Revenues	$26,160	$38,238	$(12,078)	(32)%
Operating income	$18,266	$28,056	$(9,790)	(35)%

	2013		2012
	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE
HBU	4,799	$2,033	7,080	$2,969
Rural real estate	9,494	$1,310	11,724	$1,218
Non-strategic timberland	4,669	$849	4,140	$711
Total	18,962		22,944
Revenues decreased $12.1 million, expenses decreased $2.3 million and operating income decreased $9.8 million in 2013 compared to 2012, all primarily due to the sale of fewer acres of land in 2013 and product mix.

2013 FORM 10-K / 31

CONSOLIDATED RESULTS COMPARING 2012 WITH 2011
The following table sets forth year-to-year changes in items included in our Consolidated Statements of Income for the years ended December 31, 2012 and 2011.

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2012	2011	AMOUNT OF CHANGE	PERCENT CHANGE
Revenues	$525,134	$497,421	$27,713	6%
Costs and expenses:
Cost of goods sold	390,666	382,252	8,414	2%
Selling, general and administrative expenses	49,419	40,549	8,870	22%
Environmental remediation charge	—	1,200	(1,200)	n/m
Asset impairment charge	107	1,180	(1,073)	(91)%
	440,192	425,181	15,011	4%
Operating income	84,942	72,240	12,702	18%
Interest expense, net	(25,539)	(27,829)	2,290	8%
Income before income taxes	59,403	44,411	14,992	34%
Income tax provision	(16,809)	(4,145)	(12,664)	n/m
Net income	$42,594	$40,266	$2,328	6%
Revenues. Revenues increased in 2012 compared to 2011 due to increased revenues from our Wood Products segment, partially offset by decreased revenues from our Resource and Real Estate segments. A more detailed discussion of revenues follows in the operating results by business segments.
Cost of goods sold. Cost of goods sold increased in 2012 over 2011, primarily due to the increased cost of logs consumed, customer freight, and wages and benefits that resulted from increased production and operating hours at our wood products manufacturing facilities, partially offset by reduced logging and hauling costs from our Resource segment due to the harvest deferral and lower basis of acres sold by our Real Estate segment.
Selling, general and administrative expenses. Selling, general and administrative expenses increased in 2012 over 2011, primarily due to higher pension expense related to our legacy plans, increased compensation expenses and mark to market adjustments related to deferred compensation plans.
Environmental remediation charge. In 2011, we recorded a pre-tax charge of $1.2 million to reflect increased remediation cost estimates associated with estimated liabilities related to our Avery Landing site in Idaho.
Asset impairment charge. In 2012, we recorded a $0.1 million charge related to write-downs of two of our real estate development projects. In 2011, we recorded a charge of $1.2 million that resulted from a change in the intended use of a warehouse.
Interest expense, net. Net interest expense decreased in 2012 from 2011 due to the maturity and redemption of $21.7 million of debt in 2012 and the lower interest rates associated with our interest rate swaps in 2012. In addition, a $1.2 million non-cash charge was recorded in 2011 for deferred costs related to the reduction in the available borrowing capacity in our previous bank credit facility.
Income tax provision. Our effective tax rate for 2012 was 28.3% compared to 9.3% in 2011. The increase resulted from increased operating income earned by Potlatch TRS in 2012.

32 / POTLATCH CORPORATION

BUSINESS SEGMENT RESULTS COMPARING 2012 WITH 2011

Resource Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2012	2011	INCREASE (DECREASE)	PERCENT CHANGE
Revenues (before elimination of intersegment revenues)	$207,846	$226,969	$(19,123)	(8)%
Operating income	$49,543	$59,792	$(10,249)	(17)%

Harvest Volumes (in tons)
Northern region
Sawlog	1,946,138	2,034,465	(88,327)	(4)%
Pulpwood	299,934	360,391	(60,457)	(17)%
Stumpage	34,049	41,008	(6,959)	(17)%
Total	2,280,121	2,435,864	(155,743)	(6)%

Southern region
Sawlog	586,658	875,933	(289,275)	(33)%
Pulpwood	691,411	812,577	(121,166)	(15)%
Stumpage	—	15,006	(15,006)	n/m
Total	1,278,069	1,703,516	(425,447)	(25)%

Total harvest volume	3,558,190	4,139,380	(581,190)	(14)%

Sales Price/Unit ($ per ton)
Northern region
Sawlog	$75	$73	$2	3%
Pulpwood	$40	$38	$2	5%
Stumpage	$10	$10	$—	—
Weighted Average	$69	$66	$3	5%

Southern region
Sawlog	$42	$42	$—	—
Pulpwood	$31	$29	$2	7%
Stumpage	$—	$6	$(6)	n/m
Weighted Average	$36	$36	$—	—
Resource revenues decreased in 2012 from 2011 due to our planned harvest deferral, primarily in Arkansas, partially offset by higher sales prices, primarily in Idaho, due to improving market conditions. The decline in total harvest volume accounted for a negative $31.2 million revenue variance, which was partially offset by a positive pricing variance of $12.3 million.
In our Northern region, sawlog volume decreased, while sawlog prices increased as a result of strengthening demand for cedar and mixed sawlogs, partially offset by a change in product mix that contained less cedar. Northern pulpwood volume decreased as a result of reduced pulpwood production in Idaho in 2012 due to lower prices, and pulp and paper mill curtailments and closures in the Lake States in 2012. Pulpwood prices increased in 2012 over 2011 due to very low prices in the first half of 2011.
In our Southern region, sawlog volume and prices decreased. Southern pulpwood volume decreased due to the harvest deferral in 2012, combined with increased production of pulpwood in 2011 resulting from pine plantation thinnings and favorable weather conditions in the latter part of 2011. Pulpwood prices increased due to stronger demand that resulted from decreased pine availability, and a shift in product mix to higher-priced hardwoods.

2013 FORM 10-K / 33

Expenses for the segment decreased $8.9 million, or 5%, in 2012 from 2011, primarily due to decreased logging and hauling costs and lower depletion expense as a result of the reduced harvest volume, partially offset by higher per-unit logging and hauling expenses, increased forest management costs due to catching up on deferred road maintenance, pre-commercial thinning and replanting, and increased commercial thinning.
Wood Products Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2012	2011	INCREASE (DECREASE)	PERCENT CHANGE
Revenues	$329,404	$271,580	$57,824	21%
Operating income	$45,456	$7,267	$38,189	n/m

Lumber shipments (MBF)	649,119	602,510	46,609	8%
Lumber sales prices ($ per MBF)	$342	$297	$45	15%
Wood Products revenues increased due to improved market conditions, as both lumber prices and volumes increased in 2012 over 2011. Expenses for the segment increased $19.6 million, or 7%. The cost of logs consumed, customer freight, and wages and benefits all increased as a result of increased production and operating hours. We recognized a $0.9 million charge to income related to our lumber hedge in 2012 compared to a benefit of $4.5 million in 2011.
Real Estate Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2012	2011	INCREASE (DECREASE)	PERCENT CHANGE
Revenues	$38,238	$50,029	$(11,791)	(24)%
Operating income	$28,056	$31,384	$(3,328)	(11)%

	2012		2011
	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE
HBU	7,080	$2,969	2,592	$2,054
Rural real estate	11,724	1,218	9,851	1,259
Non-strategic timberland	4,140	711	24,015	1,345
Total	22,944		36,458
Revenues decreased $11.8 million, expenses decreased $8.5 million and operating income decreased $3.3 million in 2012 compared to 2011, all primarily due to the sale of fewer acres of land in 2012.

Liquidity and Capital Resources
Overview
At December 31, 2013, our financial position included long-term debt of $320.1 million, compared to $357.6 million at December 31, 2012, due to the redemption in 2013 of $36.7 million of revenue bonds before their stated maturity dates. The ratio of long-term debt to stockholders’ equity was 1.6 to 1 and 2.6 to 1 at December 31, 2013 and 2012, respectively. We increased our quarterly cash distributions in the fourth quarter of 2013 to $0.35 per share from $0.31 per share.
Cash and short-term investments totaled $57.8 million at December 31, 2013. The available borrowing capacity under our credit agreement is $248.1 million. We have no scheduled debt maturities until December 2015.

34 / POTLATCH CORPORATION

Net Cash From Operations
Net cash provided from operating activities was:

•	$90.3 million in 2013,

•	$80.0 million in 2012 and

•	$77.4 million in 2011.
Year ended December 31, 2013 compared to year ended December 31, 2012
Net cash from operating activities in 2013 increased $10.3 million from 2012:

•
Cash received from customers increased $36.4 million, primarily due to increased sales and cash received by Resource and Wood Products, partially offset by decreased sales and cash received from our Real Estate Segment.

•	Qualified pension plan contributions decreased $21.6 million in 2013 from 2012, as we did not make a qualified pension plan contribution in 2013.
Partially offsetting these increases were:

•	Cash paid to employees, suppliers and others increased $29.4 million in 2013 from 2012.

•	Net cash outflows related to income taxes increased $20.0 million. Net cash paid in taxes in 2013 was $20.1 million compared to $0.1 million in 2012.
Year ended December 31, 2012 compared to year ended December 31, 2011
Net cash from operating activities in 2012 increased $2.6 million from 2011:

•
Cash received from customers increased $22.8 million, primarily due to increased sales and cash received by Wood Products, partially offset by decreased sales and cash received in our Resource and Real Estate segments.

Partially offsetting increased cash from customers were:

•	Cash contributions to our qualified pension plans increased $12.2 million in 2012 from 2011. The qualified pension plan contribution in 2013 was $21.6 million compared to $9.4 million in 2011.

•	Net cash outflows related to income taxes in 2012 was $0.1 million compared to a net cash inflow in 2011 of $6.0 million.

•	Cash paid to employees, suppliers and others increased $3.4 million in 2012 from 2011.
Net Cash Flows from Investing Activities
Net cash used for investing activities was $12.0 million in 2013, compared to $8.6 million in 2012. Net cash provided by investing activities was $4.5 million in 2011. In 2013, we used $23.7 million for capital expenditures partially offset by $10.8 million provided by short-term investments. In 2012, we used $29.2 million for capital expenditures, which was partially offset by the $21.8 million we borrowed against our COLI plan to fund our 2012 qualified pension contributions. In 2011, the decrease in short-term investments of $22.3 million was partially offset by $16.9 million used for capital expenditures.
We anticipate that we will spend $28 million for capital expenditures in 2014. Our capital spending is primarily related to reforestation expenditures, logging road construction, high-return discretionary projects and routine general replacement projects for our wood products manufacturing facilities.
Net Cash Flow From Financing Activities
Net cash used for financing activities was $89.6 million in 2013, $62.2 million in 2012 and $79.7 million in 2011. In 2013, net cash used for financing activities was primarily attributable to paying our quarterly distribution to shareholders of $51.9 million and the redemption of $36.7 million of debt. Net cash used for financing activities in 2012 was primarily attributable to paying our quarterly cash distributions to stockholders of $50.0 million and the maturity and redemption of $21.7 million of debt, partially offset by the issuance of $12.0 million of term loans. Net cash used for financing activities in 2011 was primarily attributable to paying our quarterly cash distributions to stockholders of $73.9 million and the maturity and redemption of $5.0 million of medium-term notes.

2013 FORM 10-K / 35

Unsecured Credit Agreement
Our current unsecured credit agreement, which expires on December 11, 2017, provides for a revolving line of credit of up to $250 million, including a $40 million subfacility for letters of credit and a $15 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Subject to certain conditions and agreement of the lenders, the bank credit facility may be increased by up to an additional $100 million. As of December 31, 2013, there were no borrowings outstanding under the revolving line of credit, and approximately $1.9 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2013 was $248.1 million.
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
The table below sets forth the financial covenants in the bank credit facility and our status with respect to these covenants as of December 31, 2013:

	COVENANT REQUIREMENT	ACTUAL RATIO AT DECEMBER 31, 2013
Minimum Interest Coverage Ratio	3.00 to 1.00	6.09 to 1.00
Minimum Timberland Coverage Ratio	3.00 to 1.00	5.94 to 1.00
Maximum Leverage Ratio	5.00 to 1.00 *	2.29 to 1.00
* Commencing January 1, 2015, the Maximum Leverage Ratio will decrease to 4.50 to 1.00.
The Interest Coverage Ratio is our twelve months ended EBITDDA, which we define as net income adjusted for interest expense, provision for income taxes, depreciation, depletion and amortization, the basis of real estate sold and non-cash equity compensation expense, divided by interest expense for the same period.
The Timberland Coverage Ratio is the value of our timberlands divided by our total funded indebtedness, which consists of our long-term debt, including current installments on long-term debt, plus the total amount outstanding under the letter of credit subfacility.
The Leverage Ratio is our total funded indebtedness divided by our twelve months ended EBITDDA, both as computed in the other covenant calculations above.
Term Loans
In December 2012, we entered into a $12 million term loan to fund two timberland acquisitions. The term loan consists of two $6 million tranches, with rates of 2.95% on the 2017 maturity and 3.70% on the 2020 maturity. The term loan contains the same covenants and restrictions as those in our unsecured credit agreement.
Senior Notes
In 2009, we sold $150 million aggregate principal amount of 7.5% senior notes. The terms of the notes limit our ability and the ability of any subsidiary guarantors to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, and create liens. With respect to the limitation on dividends and the repurchase of our capital stock, these restricted payments are permitted as follows:

•
We may use 100% of our Funds Available for Distribution, or FAD, for the period January 1, 2010 through the end of the quarter preceding the payment date, less cumulative restricted payments previously made from FAD during that period, to make restricted payments. Our cumulative FAD less our dividends paid was $55.7 million at December 31, 2013.

•
If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $90.1 million at December 31, 2013.

36 / POTLATCH CORPORATION

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
Future Cash Requirements
Based on our outlook for 2014 and taking into account planned harvest activities, we expect to fund a majority of our 2014 annual cash distributions using the cash flows from our REIT-qualifying timberland operations and from cash and short-term investments on hand at December 31, 2013. The rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from Potlatch TRS for the payment of stockholder distributions. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund distributions to stockholders using cash flows from Potlatch TRS.
Credit Ratings
The major debt rating agencies routinely evaluate our debt and our access to capital, and our cost of borrowing can increase or decrease depending on our credit rating. In April 2013, Moody’s upgraded our debt rating to investment grade 'Baa3' from 'Ba1', with a stable outlook. In April 2013, Standard & Poor's upgraded our corporate credit and senior unsecured ratings to 'BB+' from 'BB', and in December 2013 affirmed our 'BB+' rating, with a stable outlook.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013:

	PAYMENTS DUE BY PERIOD
(Dollars in thousands)	TOTAL	WITHIN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt[1]	$320,085	$—	$27,500	$25,250	$267,335
Interest on long-term debt[2]	153,048	21,241	41,097	37,955	52,755
Operating leases[3]	9,985	3,335	5,028	1,491	131
Purchase obligations[4]	13,284	1,599	6,867	4,818	—
Other obligations[5]	192,316	51,524	39,549	36,206	65,037
Total	$688,718	$77,699	$120,041	$105,720	$385,258

[1]	See Note 10: Debt in the Notes to Consolidated Financial Statements.

[2]	Amounts presented for interest payments assume that all long-term debt outstanding as of December 31, 2013 will remain outstanding until maturity.

[3]	See Note 15: Commitments and Contingencies in the Notes to Consolidated Financial Statements.

[4]
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude arrangements that the company can cancel without penalty.

[5]
Other obligations includes current liabilities, as well as qualified pension contributions, supplemental pension payments and payments for other postretirement employee benefit obligations. See Note 11: Accounts Payable and Accrued Liabilities and Note 14: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements for additional detail.

2013 FORM 10-K / 37

Off-Balance Sheet Arrangements
We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.
Distributions to Shareholders
The following table summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31:

(Amounts per share)	2013	2012	2011
Capital gain distributions	$1.28	$0.71	$0.83
Non-taxable return of capital	—	0.53	1.01
Total distributions	$1.28	$1.24	$1.84

Critical Accounting Policies and Estimates
Our accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are both very important to the portrayal of our financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates.
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
Different assumptions for either the cost or volume estimates, or both, could have a significant effect upon amounts reported in our Consolidated Financial Statements. Because of the number of variables involved and the interrelationship between the variables, sensitivity analysis of individual variables is not practical.
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

38 / POTLATCH CORPORATION

Income taxes. We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies. Based on projected taxable income for Potlatch TRS over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken and expects to have the ability to undertake in the future, we believe that it is more likely than not that we will realize the $45.9 million in benefits of these deductible differences and carryforwards, net of the existing $2.2 million in valuation allowances at December 31, 2013. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced and management is unable to implement one or more of the tax planning strategies that it has identified.
Contingent liabilities. We are subject to lawsuits, investigations and other claims related to environmental, product and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. We record contingent liabilities when it becomes probable that we will have to make payments and the amount of loss can be reasonably estimated. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including historical experience, judgments about the potential actions of third party claimants and courts, and recommendations of legal counsel. In addition to contingent liabilities recorded for probable losses, we disclose contingent liabilities when there is a reasonable possibility that an ultimate loss may occur.
While we do our best in developing our projections, recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges. These exposures and proceedings can be significant and the ultimate negative outcomes could be material to our operating results or cash flow in any given quarter or year. See Note 15: Commitments and Contingencies in the Notes to Consolidated Financial Statements for more information.
Pension and postretirement employee benefits. The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the discount rate applied to pension plan obligations and the expected rate of return on plan assets. For other postretirement employee benefit (OPEB) obligations related to certain health care and life insurance benefits provided to qualified retired employees, critical assumptions in determining OPEB expense are the discount rate applied to benefit obligations and the assumed health care cost trend rates used in the calculation of benefit obligations.
Note 14: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements includes information on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense for the three years ended December 31, 2013, as well as the funded status of our pension plans and OPEB obligations as of December 31, 2013 and 2012.
The discount rate used in the determination of pension and OPEB benefit obligations in 2013, 2012 and 2011 was calculated using hypothetical bond portfolios consisting of “AA” or better rated securities that match the expected monthly benefit payments under our pension plans and OPEB obligations. The portfolios were well-diversified over corporate industrial, corporate financial, municipal, federal and foreign government issuers. At December 31, 2013, we calculated pension obligations using a 5.10% discount rate. We used a discount rate of 4.15% and 4.95% at December 31, 2012 and 2011, respectively.
To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The expected long-term rates of return on pension plan assets was 8.0% for the years ended December 31, 2013 and December 31, 2012, and 8.5% for the year ended December 31, 2011. We reduced the expected long-term rate of return to 7.5% for 2014 to reflect the change in the pension plan's investment portfolio.

2013 FORM 10-K / 39

Net periodic pension plan cost in 2013 was $17.8 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would decrease net periodic cost. A 25 basis point increase in the discount rate would increase net periodic cost by approximately $0.6 million in 2014 and decrease the projected benefit obligation by approximately $10.1 million at December 31, 2013. A 25 basis point decrease in the assumption for the expected return on plan assets would increase net periodic cost by approximately $0.8 million. The actual rates of return on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.
For our OPEB obligations, the net periodic benefit for 2013 was $4.6 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 4.45%, 3.70% and 4.85% at December 31, 2013, 2012 and 2011, respectively. The assumed health care cost trend rate used to calculate OPEB obligations as of December 31, 2013 was 0% for our salaried and non-represented plans and a certain group of participants over age 65 in our hourly plan; 6.3% for our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 5.0% in 2083; and 7.7% for a certain group of participants under age 65 in our hourly plan, grading ratably to an assumption of 5.0% in 2083.
An increase in the discount rate or decrease in the health care cost trend rate assumption, all other assumptions remaining the same would decrease our OPEB liability. A 25 bases point increase in the discount rate would decrease the OPEB liability approximately $0.9 million. A 1% increase in the health care cost trend rate assumption would have affected our OPEB obligation by approximately $0.5 million, as reported in Note 14: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.
PROSPECTIVE ACCOUNTING PRONOUNCEMENTS
Currently there are no significant prospective accounting pronouncements that are expected to have a material impact on us.
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
The interest rates applied to borrowings under our bank credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our bank credit facility borrowings through the use of derivative financial instruments. There were no outstanding borrowings at December 31, 2013.
All of our long-term debt is fixed rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. However, we entered into interest rate swap agreements to effectively convert some of our debt to variable rate. As of December 31, 2013, we had six separate interest rate swaps with notional amounts totaling $46.75 million. The swaps convert interest payments with fixed rates ranging between 6.95% and 8.89% to a three-month LIBOR plus a spread between 4.738% and 6.518%. The interest rate swaps terminate at various dates between December 2015 and February 2018. See Note 13: Financial Instruments and Concentration of Risk in the Notes to Consolidated Financial Statements for additional information.
We occasionally enter into lumber hedging contracts to mitigate commodity price risk related to sales by the Wood Products segment. These contracts normally cash settle at various dates throughout the length of the contracts. Our last lumber hedge settled in 2012; there were no lumber hedges outstanding at December 31, 2013 or 2012. See Note 13: Financial Instruments and Concentration of Risk in the Notes to Consolidated Financial Statements for additional information about our lumber hedges.

40 / POTLATCH CORPORATION

Quantitative Information about Market Risks
The following table summarizes our outstanding debt, interest rate swaps and average interest rates as of December 31, 2013:

	EXPECTED MATURITY DATE
(Dollars in thousands)	2014	2015	2016	2017	2018	THEREAFTER	TOTAL
Fixed rate debt:
Principal due	$—	$22,500	$5,000	$11,000	$14,250	$267,335	$320,085
Average interest rate	—	6.95%	8.80%	5.64%	8.88%	6.80%	6.90%
Fair value at 12/31/13							$347,869

Interest rate swaps[1]:
Fixed to variable	$—	$727	$171	$238	$694	$—	$1,830
Fair value at 12/31/13							$1,830
[1] Interest rate swaps are included in the long-term debt line on the Consolidated Balance Sheets.
We are not subject to interest rate risk on our fixed rate obligations. We are subject to interest rate risk on our interest rate swap agreements. A hypothetical increase or decrease of 50 and 100 basis points (BPS) related to our interest rate swap agreements would have the following effects on fair value:

(Dollars in thousands)	LONG-TERM DEBT PRINCIPAL AMOUNT	INTEREST RATE SWAP AGREEMENTS - FAIR VALUE[1]
		Current	+50 BPS	+100 BPS	-50 BPS	-100 BPS
Maturing in:
2014	$—	$—	$—	$—	$—	$—
2015	22,500	747	546	349	952	956
2016	5,000	179	131	82	231	235
2017	5,000	249	166	85	334	412
2018	14,250	723	441	166	1,016	1,305
Total	$46,750	$1,898	$1,284	$682	$2,533	$2,908
[1] Fair value for purpose of this table is calculated on a termination value basis. Accrued interest is included and a credit value adjustment, which is used for GAAP purpose, is excluded.

2013 FORM 10-K / 41

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per-share amounts)

	FOR THE YEARS ENDED DECEMBER 31,
	2013	2012	2011
Revenues	$570,289	$525,134	$497,421
Costs and expenses:
Cost of goods sold	408,772	390,666	382,252
Selling, general and administrative expenses	50,397	49,419	40,549
Environmental remediation charges	3,522	—	1,200
Asset impairment charges	—	107	1,180
	462,691	440,192	425,181
Operating income	107,598	84,942	72,240
Interest expense, net	(23,132)	(25,539)	(27,829)
Income before income taxes	84,466	59,403	44,411
Income tax provision	(13,885)	(16,809)	(4,145)
Net income	$70,581	$42,594	$40,266

Net income per share:
Basic	$1.74	$1.06	$1.00
Diluted	1.73	1.05	1.00

Distributions per share	$1.28	$1.24	$1.84
The accompanying notes are an integral part of these consolidated financial statements.

42 / POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2013	2012	2011
Net income	$70,581	$42,594	$40,266
Other comprehensive income (loss), net of tax:
Defined benefit pension plans and other postretirement employee benefits (OPEB):
Net gain (loss) arising during the period, net of tax expense (benefit) of $21,424, $(5,968) and $(21,960)	33,510	(9,334)	(34,347)
Prior service credit arising during the period, net of tax expense of $0, $2,159 and $2,264	—	3,273	3,541
Amortization of actuarial loss included in net periodic cost, net of tax expense of $9,024, $7,208 and $5,414	14,114	11,275	8,469
Amortization of prior service credit included in net periodic cost, net of tax benefit of $(3,482), $(3,343) and $(3,062)	(5,446)	(5,230)	(4,790)
Other comprehensive income (loss), net of tax	42,178	(16)	(27,127)
Comprehensive income	$112,759	$42,578	$13,139
The accompanying notes are an integral part of these consolidated financial statements.

2013 FORM 10-K / 43

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per-share amounts)

	AT DECEMBER 31
	2013	2012
ASSETS
Current assets:
Cash	$5,586	$16,985
Short-term investments	52,251	63,077
Receivables, net of allowance for doubtful accounts of $450	16,572	10,668
Inventories	36,275	28,928
Deferred tax assets	7,724	10,507
Other assets	11,961	7,932
Total current assets	130,369	138,097
Property, plant and equipment, net	59,976	58,050
Timber and timberlands, net	455,871	464,467
Deferred tax assets	21,576	43,292
Other assets	12,738	14,991
Total assets	$680,530	$718,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$—	$8,413
Current liability for pensions and other postretirement employee benefits	6,701	6,888
Accounts payable and accrued liabilities	43,617	48,286
Total current liabilities	50,318	63,587
Long-term debt	320,092	349,163
Liability for pensions and other postretirement employee benefits	83,619	145,047
Other long-term obligations	22,353	22,457
Total liabilities	476,382	580,254
Stockholders’ equity:
Preferred stock, authorized 4,000,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000,000 shares, issued 40,536,879 and 40,389,180 shares	40,537	40,389
Additional paid-in capital	337,887	333,348
Accumulated deficit	(75,556)	(94,196)
Accumulated other comprehensive loss, net of tax of $(64,868) and $(91,834)	(98,720)	(140,898)
Total stockholders’ equity	204,148	138,643
Total liabilities and stockholders' equity	$680,530	$718,897
The accompanying notes are an integral part of these consolidated financial statements.

44 / POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows

(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70,581	$42,594	$40,266
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	26,962	26,247	29,092
Basis of real estate sold	2,904	5,048	10,219
Deferred income taxes	(2,467)	15,992	4,218
Employee benefit plans	7,561	4,317	(2,181)
Equity-based compensation expense	4,377	4,067	4,404
Other, net	(1,972)	599	1,104
Change in:
Receivables	(5,904)	2,865	7,745
Inventories	(7,347)	(325)	(4,228)
Prepaid expenses and other assets	1,668	(1,459)	(8)
Accounts payable and accrued liabilities	(3,468)	163	(4,116)
Funding of qualified pension plans	—	(21,630)	(9,400)
Operating related activities	(2,643)	1,503	310
Net cash from operating activities	90,252	79,981	77,425
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments	10,826	(88)	22,260
Proceeds from company owned life insurance (COLI) loan	—	21,751	—
Additions to property, plant and equipment	(10,280)	(5,636)	(5,338)
Additions to timber and timberlands	(13,373)	(23,552)	(11,548)
Other, net	823	(1,122)	(871)
Net cash from investing activities	(12,004)	(8,647)	4,503
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(51,868)	(50,041)	(73,921)
Repayment of long-term debt	(36,663)	(21,662)	(5,011)
Proceeds from issuance of long-term debt	—	12,000	—
Issuance of common stock	1,904	1,075	1,430
Change in book overdrafts	(955)	462	157
Deferred financing costs	(25)	(2,148)	(698)
Employee tax withholdings on vested performance share awards	(1,738)	(1,714)	(1,641)
Other, net	(302)	(140)	(18)
Net cash from financing activities	(89,647)	(62,168)	(79,702)
Increase (decrease) in cash	(11,399)	9,166	2,226
Cash at beginning of year	16,985	7,819	5,593
Cash at end of year	$5,586	$16,985	$7,819

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$22,229	$23,884	$25,241
Income taxes, net	20,097	53	(5,984)
The accompanying notes are an integral part of these consolidated financial statements.
Certain 2012 and 2011 amounts have been reclassified to conform to the 2013 presentation.

2013 FORM 10-K / 45

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands, except per-share amounts)

	Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	40,032,587	$40,033	$330,894	$(52,733)	$(113,755)	$204,439
Exercise of stock options and stock awards	77,446	77	1,261	—	—	1,338
Performance share and restricted stock unit awards	92,137	92	2,744	—	—	2,836
Net income	—	—	—	40,266	—	40,266
Pension plans and OPEB obligations	—	—	—	—	(27,127)	(27,127)
Transfer of assets from REIT to subsidiary	—	—	(5,693)	—	—	(5,693)
Common distributions, $1.84 per share	—	—	—	(73,921)	—	(73,921)
Balance, December 31, 2011	40,202,170	$40,202	$329,206	$(86,388)	$(140,882)	$142,138
Exercise of stock options and stock awards	60,857	61	1,031	—	—	1,092
Performance share and restricted stock unit awards	126,153	126	3,096	(361)	—	2,861
Net income	—	—	—	42,594	—	42,594
Pension plans and OPEB obligations	—	—	—	—	(16)	(16)
Transfer of assets from REIT to subsidiary	—	—	15	—	—	15
Common distributions, $1.24 per share	—	—	—	(50,041)	—	(50,041)
Balance, December 31, 2012	40,389,180	$40,389	$333,348	$(94,196)	$(140,898)	$138,643
Exercise of stock options and stock awards	70,968	71	1,833	—	—	1,904
Performance share and restricted stock unit awards	76,731	77	2,706	(73)	—	2,710
Net income	—	—	—	70,581	—	70,581
Pension plans and OPEB obligations	—	—	—	—	42,178	42,178
Common distributions, $1.28 per share	—	—	—	(51,868)	—	(51,868)
Balance, December 31, 2013	40,536,879	$40,537	$337,887	$(75,556)	$(98,720)	$204,148
The accompanying notes are an integral part of these consolidated financial statements.

46 / POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 FORM 10-K / 47

NOTE 1. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES
CONSOLIDATION
The Consolidated Financial Statements include the accounts of Potlatch Corporation and its subsidiaries after elimination of significant intercompany transactions and accounts. There are no significant unconsolidated subsidiaries.
We are primarily engaged in activities associated with timberland management, including the sale of timber, the management of approximately 1.4 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacture and sale of wood products. Our timberlands and all of our wood products facilities are located within the continental United States. The primary market for our products is the United States. As discussed in Note 2: REIT Conversion, we converted to a Real Estate Investment Trust, or REIT, effective January 1, 2006.
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
Significant estimates are described in further detail in this section and the following Notes to Consolidated Financial Statements. Significant estimates include timber volumes, pension and postretirement obligation assumptions, environmental liabilities, fair value of derivative instruments and assumptions utilized for asset and disposal group impairment tests.
EQUITY-BASED COMPENSATION
Equity-based awards are measured at fair value on the dates they are granted or modified. These measurements establish the cost of the equity-based awards for accounting purposes. The cost of the equity-based award is then recognized in the Consolidated Statements of Income over each employee’s required service period. See Note 16: Equity-Based Compensation Plans for more information about our equity-based compensation.
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
TIMBER AND TIMBERLANDS
Timber and timberlands are valued at cost less accumulated depletion and amortization. For fee timber, the capitalized cost includes costs related to stand establishment, such as site preparation, including all costs of preparing the land for planting, cost of seeds or seedlings, tree planting, including labor, materials, depreciation of company-owned equipment and the cost of contract services. Upon completion of planting activities and field inspection to assure the planting operation was successful, a plantation will be considered “established.” Subsequent expenditures made to maintain the integrity or enhance the growth of an established plantation or stand are expensed. Post-establishment expenses include release spray treatments, pest control activities, thinning operations, fertilization and replanting seedlings lost through mortality. Expenditures for forest management consist

48 / POTLATCH CORPORATION

of regularly recurring items necessary for ownership and administration of timber producing property such as fire protection, property taxes and insurance, silviculture costs incurred subsequent to stand establishment, cruising (physical inventory), property maintenance and salaries, supplies, travel, record-keeping and other normal recurring administrative personnel costs. These expenditures are accounted for as current operating expenses. Timberland purchased on the open market is capitalized and the cost is allocated to the relative values of the component items as appraised, such as timberland, merchantable sawlogs, merchantable pulpwood, reproduction (young growth not merchantable), logging roads and other land improvements. The capitalized cost includes purchase price, title search and title recording, transfer taxes and fees, timber cruises, appraisals and running of boundary lines.
The aggregate estimated volume of current standing timber inventory is updated at least annually to reflect increases in merchantable timber due to reclassification of young growth to merchantable timber, the annual growth rates of merchantable timber and the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests and land sales. Timber volumes are estimated from cruises of the timber tracts, which are completed on our timberlands on approximately a five to ten year cycle. Since the individual cruises collect field data at different times for specific sites, the growth model projects standing inventory from the cruise date to a common reporting date. Annual growth rates for the merchantable inventory have historically been in the range of 2%-5%.
Reproduction accounts are reviewed annually, and dollars are transferred from reproduction accounts to merchantable timber accounts on a reasonable and consistent basis. Volumes and the related accumulated costs are tracked and, as the timber is harvested, the cost is amortized to depletion.
Depletion represents the amount charged to expense for logs cut from fee timber. Generally, rates at which timber is depleted are calculated annually for each of our Resource regions by dividing the beginning of year balance of the timber accounts by the forest inventory volume, after inventory updates for growth projection adjustments and new timber cruises.
The base cost of logging roads, such as the clearing, grading, and ditching, is not amortized and remains a capitalized item until obliteration or other disposition, while other portions of the initial cost, such as bridges, culverts and gravel surfacing are amortized over their useful lives, which range from 5 to 20 years. Costs associated with temporary logging roads that will not become part of our road system are expensed as incurred.
REAL ESTATE SALES
Sales of non-core timberland are considered to be part of our normal operations. We therefore classify revenue and costs associated with real estate sold in revenues and cost of goods sold, respectively, in our Consolidated Statements of Income. Cash generated from real estate sales is included as an operating activity in our Consolidated Statements of Cash Flows, and is adjusted for the basis of real estate sold.
LIKE-KIND EXCHANGES AND RESTRICTED CASH
In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, we sometimes enter into like-kind exchange (LKE) tax-deferred transactions. There are two main types of LKE transactions: forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold by us. Both forward and reverse transactions must be completed within prescribed time periods under Internal Revenue Code section 1031.
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

2013 FORM 10-K / 49

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
We recognize a liability and an asset equal to the fair value of our legal obligations to perform asset retirement activities if the amount can be reasonably estimated. Our primary obligations relate to asbestos located within our manufacturing facilities and a landfill site. We have recorded assets and corresponding liabilities that are not material to our financial position or results of operations. We have also identified situations that would have resulted in the recognition of additional asset retirement obligations, except for an inability to reasonably estimate the fair value of the liability. Most of these situations relate to asbestos located within our manufacturing facilities where a settlement date or range of settlement dates cannot be specified. We review these obligations annually and do not expect them to have a material effect on our financial position, results of operations or cash flows.
INCOME TAXES
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. We recognize the effect of a change in income tax rates on deferred tax assets and liabilities in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income in the period that includes the enactment date of the rate change. We record a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such deferred tax assets will not be realized.
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

50 / POTLATCH CORPORATION

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

NOTE 2. REIT CONVERSION
Effective January 1, 2006, we restructured our operations to qualify for treatment as a Real Estate Investment Trust (REIT) for federal income tax purposes. As a REIT, we generally are not subject to federal corporate income taxes on our income from investments in real estate that we distribute to our stockholders, including the income derived from the sale of standing timber. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary, from investments in real estate, which for us primarily consists of income from the sale of our standing timber. Accordingly, we restructured to create a new parent company that holds our timberlands through a REIT subsidiary and substantially all of our non-timberland assets, consisting primarily of our manufacturing facilities, assets used for the harvesting of timber and the sale of logs, and selected land parcels that we expect to be sold or developed for higher and better use purposes through wholly owned taxable REIT subsidiaries, which we refer to collectively in this report as Potlatch TRS. Our use of Potlatch TRS, which is taxed as a C corporation, enables us to continue to engage in these non-REIT qualifying businesses and comply with the REIT requirements.

NOTE 3. EARNINGS PER SHARE
The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the years ended December 31:

(Dollars in thousands, except per-share amounts)	2013	2012	2011
Net income	$70,581	$42,594	$40,266

Basic weighted-average shares outstanding	40,502,878	40,333,333	40,159,141
Incremental shares due to:
Performance shares	133,766	134,079	146,157
Restricted stock units	69,076	70,217	32,455
Stock options	3,567	15,520	45,232
Diluted weighted-average shares outstanding	40,709,287	40,553,149	40,382,985

Basic net income per share	$1.74	$1.06	$1.00
Diluted net income per share	$1.73	$1.05	$1.00

Anti-dilutive shares excluded from the calculation:
Performance shares	3,441	—	77,767
Restricted stock units	—	315	1,500
Total anti-dilutive shares excluded from the calculation	3,441	315	79,267

2013 FORM 10-K / 51

NOTE 4. SHORT-TERM INVESTMENTS
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

NOTE 5. INVENTORIES

(Dollars in thousands)	2013	2012
Logs	$14,975	$12,493
Lumber and other manufactured wood products	15,967	11,761
Materials and supplies	5,333	4,674
	$36,275	$28,928
Valued at lower of cost or market:
Last-in, first-out basis	$23,250	$14,636
Average cost basis	13,025	14,292
Total inventories	$36,275	$28,928
If the last-in, first-out inventory had been carried at average cost, the values would have been approximately $11.3 million, $10.6 million, and $9.7 million higher at December 31, 2013, 2012, and 2011, respectively. LIFO inventories valued at higher costs prevailing in prior years decreased net income by $0.9 million, $1.2 million and $0.8 million in 2013, 2012 and 2011, respectively.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	2013	2012
Land and land improvements	$17,201	$16,448
Buildings and structures	33,985	32,908
Machinery and equipment	171,385	165,369
Construction in progress	1,225	3,188
	223,796	217,913
Less: accumulated depreciation	(163,820)	(159,863)
Total property, plant and equipment	$59,976	$58,050
Depreciation charged against operating income totaled $8.2 million, $8.8 million and $9.8 million in 2013, 2012 and 2011, respectively.

52 / POTLATCH CORPORATION

NOTE 7. TIMBER AND TIMBERLANDS

(Dollars in thousands)	2013	2012
Timber and timberlands	$391,916	$394,913
Deposits on timberlands	—	7,871
Logging roads	63,955	61,683
Total timber and timberlands	$455,871	$464,467
Depletion from company-owned lands totaled $14.6 million, $12.9 million and $14.1 million in 2013, 2012 and 2011, respectively. Amortization of logging roads totaled $2.7 million, $2.6 million and $2.4 million in 2013, 2012 and 2011, respectively.
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
Payments due under timber cutting contracts total $2.1 million, $4.5 million, $1.5 million and $4.2 million in 2014, 2015, 2016 and 2017, respectively.

NOTE 8. OTHER ASSETS

Current Other Assets
(Dollars in thousands)	2013	2012
Basis of real estate held for sale	$10,010	$5,871
Deferred charges	1,008	1,066
Prepaid expenses	943	995
Total current other assets	$11,961	$7,932

Noncurrent Other Assets
(Dollars in thousands)	2013	2012
Deferred charges	$5,668	$6,837
Noncurrent investments	3,144	1,754
Derivative asset associated with interest rate swaps	1,830	2,952
Developed land held for sale	1,733	1,733
Other	363	123
Long-term note receivable	—	1,592
Total noncurrent other assets	$12,738	$14,991
Deferred charges primarily consist of deferred financing costs, which are being amortized over the life of the associated debt.

NOTE 9. INCOME TAXES
As a REIT, we generally are not subject to federal and state corporate income taxes on income of the REIT that we distribute to our shareholders. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value over tax basis on January 1, 2006) on sales of real property held by the REIT during the first ten years following the REIT conversion. The sale of standing timber is not subject to built-in gains tax. The Small Business Jobs Act of 2010 modified the built-in gains provisions to exempt sales of real properties in 2011, if five years of the recognition period had elapsed before January 1, 2011. The American Taxpayer Relief Act of 2012 extended the reduced five-year holding period for sales occurring in 2012 and 2013. Accordingly, the built-in gains tax does not apply to sales of real property that occurred in 2011, 2012 and 2013.

2013 FORM 10-K / 53

We conduct certain activities through taxable REIT subsidiaries (TRS), which are subject to corporate-level federal and state income taxes. These activities are principally comprised of our wood products manufacturing operations and certain real estate investments held for development and resale.
We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2013, 2012 and 2011, we recognized insignificant amounts related to interest and penalties in our tax provision. At December 31, 2013 and 2012, we had no accrued interest related to tax obligations and insignificant accrued interest receivable with respect to open tax refunds.
The income tax provision consists of the following for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Current	$16,352	$292	$(73)
Deferred	(2,754)	8,197	4,990
Net operating loss carryforwards	287	8,320	(772)
Income tax provision	$13,885	$16,809	$4,145
The income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
U.S. federal statutory income tax	$29,563	$20,791	$15,544
REIT income not subject to federal income tax	(13,918)	(5,241)	(11,739)
Change in valuation allowance	(683)	—	897
State income taxes, net of federal income tax	942	1,615	54
Domestic production activities deduction	(1,579)	—	—
All other items	(440)	(356)	(611)
Income tax provision	$13,885	$16,809	$4,145
Effective tax rate	16.4%	28.3%	9.3%
The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(Dollars in thousands)	2013	2012
Deferred tax assets:
Pensions	$16,807	$38,986
Postretirement employee benefits	18,464	20,293
Nondeductible accruals	2,405	3,841
Inventories	2,636	3,126
Incentive compensation	2,807	2,843
Tax credits	2,135	2,678
Employee benefits	1,586	1,795
Net operating loss carryforwards	1,056	1,346
Other	200	124
Total deferred tax assets	48,096	75,032
Valuation allowance	(2,184)	(2,867)
Deferred tax assets, net of valuation allowance	45,912	72,165
Deferred tax liabilities:
Timber and timberlands	(5,871)	(6,006)
Property, plant and equipment	(10,741)	(12,360)
Total deferred tax liabilities	(16,612)	(18,366)
Net deferred tax assets	$29,300	$53,799

54 / POTLATCH CORPORATION

Net deferred tax assets and liabilities consist of:

(Dollars in thousands)	2013	2012
Current deferred tax assets	$7,724	$10,507
Noncurrent deferred tax assets	21,576	43,292
Net deferred tax assets	$29,300	$53,799
With the exception of the valuation allowances discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.
Our valuation allowance on deferred taxes was $2.2 million at the end of 2013; which related to state net operating loss and tax credit carryforwards. The valuation allowance decreased $0.7 million in 2013 due to the change in actual use and expected future use of state net operating loss carryforwards and state credits.
We have state net operating loss carryforwards of $24.0 million at December 31, 2013 which expire from 2014 through 2031. We have state investment tax credits of $3.2 million at December 31, 2013 which expire from 2016 through 2027.
The following table summarizes the tax years subject to examination by major taxing jurisdictions:

Jurisdiction	Years
Federal	2008	-	2013
Arkansas	2010	-	2013
Michigan	2009	-	2013
Minnesota	2009	-	2013
Idaho	2010	-	2013
During the fourth quarter of 2013 the IRS closed our federal income tax exams for 2009. As of December 31, 2013 our 2008 TRS federal income tax return is under exam. We do not expect the outcome of the exam to have a material effect on our Consolidated Financial Statements.
As of December 31, 2013 and December 31, 2012, we did not have any liabilities for unrecognized tax benefits. We do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

NOTE 10. DEBT

The following table presents our long-term debt as of December 31:

(Dollars in thousands)	2013	2012
Senior Notes, 7.50%, due 2019	$150,000	$150,000
Revenue bonds, 5.90% to 7.75%, due 2014 through 2026[1]	108,335	144,985
Debentures, 6.95%, due 2015	22,500	22,500
Medium-term notes, 8.75% to 8.89%, due 2016 through 2022	27,250	27,250
Term loans, 2.95% due 2017 and 3.70% due 2020	12,000	12,000
Other notes	—	13
	320,085	356,748
Interest rate swaps	1,830	2,952
Less unamortized discounts	(1,823)	(2,124)
	320,092	357,576
Less current installments on long-term debt	—	(8,413)
Long-term debt	$320,092	$349,163
1 In 2013, $36.7 million of long-term debt was redeemed prior to its scheduled maturities. This included $8.4 million that was due later in 2013 and $21.0 million that was the total amount due in 2014.

2013 FORM 10-K / 55

UNSECURED CREDIT AGREEMENT
Our current unsecured credit agreement, which expires on December 11, 2017, provides for a revolving line of credit of up to $250 million, including a $40 million subfacility for letters of credit and a $15 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Subject to certain conditions and agreement of the lenders, the bank credit facility may be increased by up to an additional $100 million. As of December 31, 2013, there were no borrowings outstanding under the revolving line of credit, and approximately $1.9 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2013 was $248.1 million.
Pricing is set according to the type of borrowing. Eurodollar Rate Loans are issued at a rate equal to the British Bankers Association LIBOR Rate, while Base Rate Loans are issued at a rate equal to the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the British Bankers Association LIBOR Rate that would then be applicable to a new Eurodollar Rate Loan with a one month Interest Period plus 1.00%, and (c) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 1.25% to 2.50% for Eurodollar loans and from 0.25% to 1.50% for Base Rate loans, depending on the current Leverage Ratio, as defined below. As of December 31, 2013, we were able to borrow under the bank credit facility with the additional applicable rate of 1.50% for Eurodollar Rate Loans and 0.50% for Base Rate Loans, with commitment fees of 0.25% on the unused balance of the bank credit facility.
TERM LOANS
In December 2012, we entered into a $12 million term loan to fund two timberland acquisitions. The term loan consists of two $6 million tranches, with rates of 2.95% on the 2017 maturity and 3.70% on the 2020 maturity. The term loans contain the same covenants as those in the unsecured credit agreement.
DEBT MATURITIES
Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2013, are as follows:

(Dollars in thousands)
2014	$—
2015	22,500
2016	5,000
2017	11,000
2018	14,250

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

(Dollars in thousands)	2013	2012
Wages, salaries and employee benefits	$15,908	$14,992
Trade accounts payable	7,702	6,599
Taxes other than income taxes	6,247	6,363
Interest	4,018	4,250
Logging related expenses	1,600	3,456
Deferred recreational lease income	880	899
Freight	802	426
Environmental remediation	—	4,250
Book overdrafts	2,920	3,875
Other	3,540	3,176
Total	$43,617	$48,286

56 / POTLATCH CORPORATION

NOTE 12. OTHER LONG-TERM OBLIGATIONS

(Dollars in thousands)	2013	2012
Employee benefits and related liabilities	$15,423	$15,215
Other	6,930	7,242
Total	$22,353	$22,457

NOTE 13. FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK
FAIR VALUE OF FINANCIAL INSTRUMENTS
Estimated fair values of our financial instruments as of December 31 are as follows:

	2013		2012
(Dollars in thousands)	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Cash and short-term investments (Level 1)	$57,837	$57,837	$80,062	$80,062
Net derivative asset related to interest rate swaps (Level 2)	1,830	1,830	2,952	2,952
Long-term debt (including current installments on long-term debt and fair value adjustments related to fair value swaps) (Level 2)	320,092	347,869	357,576	379,048
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
The fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
For cash and short-term investments, the carrying amount approximates fair value due to the short-term nature of these financial instruments. The fair value of the interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate forward curves. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. Long-term debt for which there is no quoted market price, fair value is estimated based on average market prices for comparable liquid revenue bonds.
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

2013 FORM 10-K / 57

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions.
FAIR VALUE HEDGES OF INTEREST RATE RISK
As of December 31, 2013, we had six separate interest rate swaps with notional amounts totaling $46.75 million associated with our $22.5 million debentures and $24.25 million of our medium-term notes. The swaps convert interest payments with fixed rates ranging between 6.95% and 8.89% to a variable rate of 3-month LIBOR plus a spread between 4.738% and 6.518%. The interest rate swaps terminate at various dates between December 2015 and February 2018.
NON-DESIGNATED LUMBER SWAP
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, commodity price movements or other identified risks, but do not meet the strict hedge accounting requirements. In February 2012, we entered into two commodity swap contracts that settled during the second quarter of 2012. In September 2011, we entered into two commodity swap contracts that settled in February 2012. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net income. There were no outstanding lumber swap contracts at December 31, 2013 or 2012.
The fair values of derivative instruments on our Consolidated Balance Sheets as of December 31 are as follows:

	DERIVATIVE ASSETS
		2013	2012
(Dollars in thousands)	BALANCE SHEET LOCATION	FAIR VALUE	FAIR VALUE
Derivatives designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	$1,830	$2,952
Total derivatives designated as hedging instruments		$1,830	$2,952
The effect of derivatives on the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 are as follows:

	LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME
(Dollars in thousands)		2013	2012	2011
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on hedging instrument[1]	Interest expense	$960	$868	$1,027
Net gain recognized in income from fair value hedges		$960	$868	$1,027

Derivatives not designated as hedging instruments:
Lumber contracts
Unrealized gain (loss) on derivative	Cost of goods sold	$—	$(480)	$3,356
Realized gain (loss) on derivative	Cost of goods sold	—	(396)	1,164
Net gain (loss) recognized in income from derivatives not designated as hedging instruments		$—	$(876)	$4,520

[1]	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the period.
CONCENTRATION OF RISK
One customer accounted for slightly more than 10% of our revenues in the years ended December 31, 2013 and December 31, 2012.

58 / POTLATCH CORPORATION

NOTE 14. SAVINGS PLANS, PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
SAVINGS PLANS
Substantially all of our employees are eligible to participate in 401(k) savings plans. In 2013, 2012 and 2011, we made matching 401(k) contributions on behalf of employees of $1.8 million, $1.6 million and $1.4 million, respectively. Effective January 1, 2011, we closed our defined benefit pension plans to any new salaried and hourly non-represented entrants. In connection with these closures, additional company 401(k) contributions are made for employees hired after that date.
PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
We also provide benefits under company-sponsored defined benefit retiree health care plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost-sharing features.
We recognize the underfunded status of our defined benefit pension plans and other postretirement employee benefit obligations on our Consolidated Balance Sheets. We recognize the changes in that funded status, in the year in which changes occur, through our Consolidated Statements of Comprehensive Income.
We use a December 31 measurement date for our benefit plans and obligations.
The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans and obligations are as follows:

	PENSION PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
(Dollars in thousands)	2013	2012	2013	2012
Benefit obligation at beginning of year	$445,535	$418,251	$52,033	$65,195
Service cost	5,318	5,238	94	284
Interest cost	17,826	19,986	1,810	2,478
Plan amendments	—	510	—	(6,045)
Actuarial loss (gain)	(41,178)	38,329	(2,692)	(4,878)
Benefits paid	(33,936)	(36,779)	(3,902)	(5,001)
Benefit obligation at end of year	393,565	445,535	47,343	52,033

Fair value of plan assets at beginning of year	345,633	312,158	—	—
Actual return on plan assets	37,157	46,905	—	—
Employer contributions and benefit payments	1,734	23,349	3,902	5,001
Benefits paid	(33,936)	(36,779)	(3,902)	(5,001)
Fair value of plan assets at end of year	350,588	345,633	—	—

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1,772)	$(1,775)	$(4,929)	$(5,113)
Noncurrent liabilities	(41,205)	(98,127)	(42,414)	(46,920)
Funded status	$(42,977)	$(99,902)	$(47,343)	$(52,033)
Changes in actuarial assumptions, primarily the increase in the discount rate, used to calculate our pension liabilities resulted in an increase to the funded status of our pension plans at the end of 2013.
Our company-sponsored pension plans were underfunded at December 31, 2013 and 2012. In 2012, we borrowed against our company owned life insurance plan, based on the cash surrender value that had accumulated over the years, to make a $21.6 million pension contribution. We contributed $9.3 million to our qualified salaried pension plan, $6.8 million to our qualified hourly plan and $5.5 million to our qualified non-represented pension plan, with $11.9 million being discretionary funding. We were not required to make contributions to our qualified defined benefit plans during 2013.

2013 FORM 10-K / 59

The accumulated benefit obligation for all defined benefit pension plans was $387.4 million and $438.6 million at December 31, 2013 and 2012, respectively.
PENSION ASSETS
We utilize formal investment policy guidelines for our company-sponsored pension plan assets. These guidelines are periodically reviewed by the board of directors. The board of directors has delegated its authority to management to insure that the investment policy and guidelines are adhered to and the investment objectives are met.
The general policy states that plan assets will be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that management will maintain adequate liquidity for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revise long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection include the following:
•Assets are diversified among various asset classes, such as domestic equities, global equities, fixed income, convertible securities and liquid reserves. The long-term asset allocation ranges are as follows:

Domestic and international equities	15%	-	60%
Fixed income securities	35%	-	60%
Alternatives	5%	-	15%
Cash	0%	-	5%
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
The investment guidelines also provide that the individual investment managers are expected to achieve a reasonable rate of return over a market cycle. Emphasis will be placed on long-term performance versus short-term market aberrations. Factors to be considered in determining reasonable rates of return include performance achieved by a diverse cross section of other investment managers, performance of commonly used benchmarks (e.g., Russell 3000 Index, Barclays US Long Credit Index, Morgan Stanley Capital International All Country World Index ex US), actuarial assumptions for return on plan investments and specific performance guidelines given to individual investment managers.
At December 31, 2013, eleven active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges established by our investment policy.
The weighted average asset allocations of the pension benefit plans’ assets at December 31 by asset category are as follows:

	PENSION PLANS
ASSET CATEGORY	2013	2012
Domestic equity securities	20%	22%
Debt securities	38	36
Global/international equity securities	27	28
Other	15	14
Total	100%	100%

60 / POTLATCH CORPORATION

The pension assets are stated at fair value. Refer to Note 13. Financial Instruments and Concentration of Risk for discussion of the framework for measuring fair value.
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

•	Investments in funds that may not be fully redeemed at NAV in the near-term are generally classified in Level 3.
Fair Value Measurements at December 31, 2013:

(Dollars in thousands)
ASSET CATEGORY	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL
Cash and equivalents	$9,673	$—	$—	$9,673
Equity securities:
U.S. large cap[1]	32,304	—	—	32,304
U.S. small/mid cap[2]	19,053	—	—	19,053
International companies	34,773	—	—	34,773
Mutual funds[3]	185,505	—	—	185,505
Collective investments:
Developed markets[4]	—	17,401	—	17,401
Emerging markets[5]	—	41,300	—	41,300
Hedge funds[6]	—	—	10,579	10,579
Total	$281,308	$58,701	$10,579	$350,588

[1]	These are managed investments in US large cap equities that track the Russell 1000 Value index.

[2]	These are managed investments in US small/mid cap equities that track the Russell 2500 Growth index.

[3]
The mutual funds were 50% invested in high-quality intermediate and long-term investment grade securities and 50% invested in a diversified portfolio of fixed-income instruments of varying maturities, which may be represented by forwards or derivatives such as options, futures contracts or swap agreements and debt securities.

[4]	These collective investments are invested in equity funds of developed markets outside of the US & Canada, that track the MSCI EAFE index.

[5]	These collective investments are invested in equity funds of emerging markets outside of the US & Canada, that track the MSCI Emerging Markets index.

[6]
The hedge funds are 37% invested in long/short and event-driven equity, 24% invested in long and short credit, 11% in relative value, 10% invested in distressed debt, 6% invested in convertible bond hedging, with the remaining 12% in other investments.

2013 FORM 10-K / 61

Fair Value Measurements at December 31, 2012:

(Dollars in thousands)
ASSET CATEGORY	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL
Cash and equivalents	$2,085	$—	$—	$2,085
Equity securities:
U.S. large cap[1]	35,099	—	—	35,099
U.S. small/mid cap[2]	21,516	—	—	21,516
International companies	9,400	—	—	9,400
Mutual funds[3]	124,453	—	—	124,453
Collective investments:
U.S. small/mid cap[4]	—	19,803	—	19,803
Developed markets[5]	—	47,916	—	47,916
Emerging markets[6]	—	40,983	—	40,983
Hedge funds[7]	—	—	45,693	45,693
Securities pledged to creditors:
Money market[8]	—	1,499	—	1,499
Mortgage-backed securities[9]	—	1,992	—	1,992
Subtotal	192,553	112,193	45,693	350,439
Payable held under securities lending agreements[10]	(4,806)	—	—	(4,806)
Total	$187,747	$112,193	$45,693	$345,633

[1]	These are managed investments in US large cap equities that track the Russell 1000 Value index.

[2]	These are managed investments in US small/mid cap equities that track the Russell 2500 Growth index.

[3]
The mutual funds were 50% invested in high-quality intermediate and long-term investment grade securities and 50% invested in a diversified portfolio of fixed-income instruments of varying maturities, which may be represented by forwards or derivatives such as options, futures contracts or swap agreements and debt securities.

[4]	These are managed investments in US small/mid cap equities that track the Russell 2500 Value index.

[5]	These collective investments are invested in equity funds of developed markets outside of the US & Canada, that track the MSCI EAFE index.

[6]	These collective investments are invested in equity funds of emerging markets outside of the US & Canada, that track the MSCI Emerging Markets index.

[7]
The hedge funds are 53% invested in long/short and event-driven equity, 11% invested in long and short credit, 14% in relative value, 5% invested in fixed income relative value, 4% invested in distressed debt, with the remaining 13% in other investments.

[8]	The money market holdings are invested in the Mount Vernon Securities Lending Trust Prime Portfolio.

[9]	The mortgage-backed securities are maintained in the U.S. Bank Illiquid Securities Liquidating Trust.

[10]	This category represents a payable under the securities lending agreements.

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31:

	Hedge Funds
(Dollars in thousands)	2013	2012
Balance, beginning of year	$45,693	$42,940
Sales and settlements	(34,500)	—
Unrealized gains (losses) relating to assets still held at the reporting date	(614)	2,753
Balance, end of year	$10,579	$45,693

62 / POTLATCH CORPORATION

PLAN ACTIVITY
Pre-tax components of net periodic cost (benefit) recognized in our Consolidated Statements of Income were as follows:

	PENSION PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
(Dollars in thousands)	2013	2012	2011	2013	2012	2011
Service cost	$5,318	$5,238	$4,456	$94	$284	$446
Interest cost	17,826	19,986	21,325	1,810	2,478	3,486
Expected return on plan assets	(26,092)	(28,755)	(31,804)	—	—	—
Curtailment credit	—	—	—	—	(103)	—
Amortization of prior service cost (credit)	779	770	684	(9,708)	(9,343)	(8,536)
Amortization of actuarial loss	19,929	15,356	9,916	3,209	3,127	3,967
Net periodic cost (benefit)	$17,760	$12,595	$4,577	$(4,595)	$(3,557)	$(637)

Other amounts recognized in our Consolidated Statements of Comprehensive Income were as follows:

	PENSION PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
(Dollars in thousands)	2013	2012	2011	2013	2012	2011
Net amount at beginning of year	$161,667	$158,883	$130,445	$(20,769)	$(18,001)	$(16,690)

Amounts arising during the period:
Net loss (gain)	(52,242)	20,180	57,220	(2,692)	(4,878)	(913)
Prior service cost (credit)	—	510	—	—	(5,942)	(5,805)
Taxes	20,374	(8,069)	(22,316)	1,050	4,260	2,620
Net amount arising during the period	(31,868)	12,621	34,904	(1,642)	(6,560)	(4,098)

Amounts reclassified during the period:
Amortization of prior service (cost) credit	(779)	(770)	(684)	9,708	9,343	8,536
Amortization of actuarial loss	(19,929)	(15,356)	(9,916)	(3,209)	(3,127)	(3,967)
Taxes	8,076	6,289	4,134	(2,535)	(2,424)	(1,782)
Net reclassifications during the period	(12,632)	(9,837)	(6,466)	3,964	3,792	2,787

Net amount at end of year	$117,167	$161,667	$158,883	$(18,447)	$(20,769)	$(18,001)

Amounts recognized in accumulated other comprehensive loss on our Consolidated Balance Sheets, net of tax, consist of:

	PENSION PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
(Dollars in thousands)	2013	2012	2013	2012
Net loss	$115,404	$159,429	$16,490	$20,090
Prior service cost (credit)	1,763	2,238	(34,937)	(40,859)
Net amount recognized	$117,167	$161,667	$(18,447)	$(20,769)

2013 FORM 10-K / 63

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $14.5 million and $0.7 million, respectively. The estimated net loss and prior service credit for OPEB obligations that will be amortized from accumulated other comprehensive loss into net periodic benefit over the next fiscal year are $2.7 million and $9.6 million, respectively.
EXPECTED FUNDING AND BENEFIT PAYMENTS
We are required to make a minimum contribution of approximately $1.7 million to our qualified pension plan in 2014. Our non-qualified pension plan is unfunded and benefit payments are paid from our general assets. We estimate approximately $1.8 million in supplemental pension plan payments in 2014.
Our other postretirement employee benefit plans are unfunded and benefit payments are paid from our general assets they come due. Estimated future benefit payments represent benefit costs incurred during the year by eligible participants.
Estimated future benefit payments, which reflect expected future service are as follows for the years indicated:

(Dollars in thousands)	PENSION PLANS	OTHER POSTRETIREMENT EMPLOYEE BENEFITS
2014	$30,033	$4,929
2015	29,836	4,835
2016	29,566	4,699
2017	29,287	4,490
2018	29,064	4,248
2019 – 2022	143,152	17,734
ACTUARIAL ASSUMPTIONS
The weighted average assumptions used to determine the benefit obligation as of December 31 were:

	PENSION PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2013	2012	2011	2013	2012	2011
Discount rate	5.10%	4.15%	4.95%	4.45%	3.70%	4.85%
Rate of salaried compensation increase	3.00%	3.50%	3.50%	—	—	—
The weighted average assumptions used to determine the net periodic benefit (cost) for the years ended December 31 were:

	PENSION PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2013	2012	2011	2013	2012	2011
Discount rate	4.15%	4.95%	5.65%	3.70%	4.85%	5.40%
Expected return on plan assets	8.00%	8.00%	8.50%	—	—	—
Rate of salaried compensation increase	3.50%	3.50%	4.00%	—	—	—
The discount rate used in the determination of pension and other postretirement employee benefit obligations in 2013 and 2012 was calculated using hypothetical bond portfolios consisting of “AA” or better rated securities that match the expected monthly benefit payments under our pension plans and other postretirement employee benefit obligations. The portfolios were well-diversified over corporate industrial, corporate financial, municipal, federal and foreign government issuers.
The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The expected rate of return assumption that will be used to determine net periodic cost for 2014 is 7.5%.

64 / POTLATCH CORPORATION

The assumed health care cost trend rate used to calculate other postretirement employee benefit obligations as of December 31, 2013 was 7.7% for a certain group of participants under age 65 in our hourly plan and our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 5.0% in 2083. The level of subsidy is frozen for our salaried and non-represented plans and a certain group of participants over age 65 in our hourly plan, so that all future increments in health care costs are borne by the retirees.
A one percentage point change in the health care cost trend rates would have the following effects on our December 31, 2013 Consolidated Financial Statements:

(Dollars in thousands)	1% INCREASE	1% DECREASE
Effect on total service and interest cost components	$33	$(29)
Effect on accumulated postretirement benefit obligation	519	(475)

NOTE 15. COMMITMENTS AND CONTINGENCIES
We have operating leases covering office space, equipment, land and vehicles expiring at various dates through 2028. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.
As of December 31, 2013, the future minimum rental payments required under our operating leases are as follows:

(Dollars in thousands)
2014	$3,335
2015	3,012
2016	2,016
2017	1,052
2018	439
2019 and thereafter	131
Total	$9,985
Operating lease expense was $3.6 million, $3.1 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
In January 2007, the Environmental Protection Agency (EPA) notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad's operations at the site prior to 1980. We entered into a consent order with the EPA in August 2008 to conduct an Engineering Evaluation/Cost Analysis (EE/CA) study to determine the best means of addressing the contamination at the site. In January 2010, we submitted our draft EE/CA report to the EPA outlining various alternatives for addressing the contamination at the entire site. Ultimately, the EPA published a draft EE/CA report on January 26, 2011 for public comment. The public comment period closed March 11, 2011, and on July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). On April 4, 2013, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. During the first quarter of 2013, we increased our accrual by $0.75 million. We began work on the site in May 2013 and discovered more contaminant on our property than had been expected based upon previous testing, and accordingly, during the second quarter of 2013 we increased our expense by an additional $1.75 million. During the third quarter of 2013, we increased our accrual by approximately $1.0 million to reflect the final work completed on the site in September 2013. On January 23, 2014, the EPA project manager informed us that he approved our Final Completion Report dated January 17, 2014 and our Final Natural Attenuation Performance Monitoring Plan dated January 17, 2014, and we have no further obligations with regard to our property other than fulfillment of the Monitoring Plan.

2013 FORM 10-K / 65

The following table details our Avery Landing environmental remediation charge and reserve balance for the years ended December 31:

(Dollars in thousands)	2013	2012
Beginning reserve balance	$4,250	$6,000
Environmental remediation charge	3,522	—
Cash payments	(7,772)	(1,750)
Ending reserve balance	$—	$4,250

Negotiations with the EPA continue regarding a final settlement and release of EPA claims against us regarding the site, and we cannot predict at this time what additional costs, if any, that we may incur on this matter. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible.
We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

NOTE 16. EQUITY-BASED COMPENSATION PLANS
At December 31, 2013, we had three stock incentive plans under which performance shares, restricted stock units, or RSUs and stock options were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.7 million shares, 1.4 million shares and 1.6 million shares under our 1995 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, respectively. At December 31, 2013, no shares were available for future use under the 1995 and 2000 Stock Incentive Plans, while approximately 269,000 shares were authorized for future use under the 2005 Stock Incentive Plan. We issue new shares of common stock to settle stock option exercises and performance share and RSU awards.
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
The following table details our compensation expense and the related income tax benefit as of December 31:

(Dollars in thousands)	2013	2012	2011
Employee equity-based compensation expense:
Performance shares	$3,635	$3,440	$3,821
Restricted stock units	742	627	583
Total employee equity-based compensation expense	$4,377	$4,067	$4,404

Director deferred compensation expense	$1,265	$2,008	$619

Actual tax benefit realized for tax deductions from equity-based plans	$71	$525	$—
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

66 / POTLATCH CORPORATION

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
The following table presents the key inputs used in calculating the fair value of the performance share awards in 2013, 2012 and 2011, and the resulting fair values:

	2013	2012	2011
Shares granted	83,111	85,028	77,767
Stock price as of valuation date	$45.31	$31.11	$39.10
Risk-free rate	0.40%	0.40%	1.26%
Fair value of a performance share	$62.78	$34.24	$55.84
The following table summarizes outstanding performance share awards as of December 31, 2013, 2012 and 2011, and changes during those years:

(Dollars in thousands, except per-share amounts)	2013		2012		2011
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	160,214	$44.50	154,594	$50.54	184,601	$38.45
Granted	83,111	62.78	85,028	34.24	77,767	55.84
Vested	(71,861)	55.84	(76,812)	45.30	(103,960)	33.32
Forfeited	(15,650)	47.32	(2,596)	44.99	(3,814)	42.77
Unvested shares outstanding at December 31	155,814	48.73	160,214	44.50	154,594	50.54
Total grant date fair value of share awards vested during the year	$4,013		$3,480		$3,464
Aggregate intrinsic value of unvested share awards at December 31	$6,504		$6,019		$4,747
As of December 31, 2013, there was $4.2 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted average period of 1.5 years.
RESTRICTED STOCK UNITS
Our 2005 Stock Incentive Plan also allows for awards to be issued in the form of RSU grants. During 2013, 2012 and 2011, certain officers and other select employees of the company were granted RSU awards that will accrue distribution equivalents based on distributions paid during the RSU vesting period. The distribution equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. Therefore, the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years, and the terms of certain awards follow a vesting schedule within the given time period.

2013 FORM 10-K / 67

A summary of the status of outstanding RSU awards as of December 31, 2013, 2012 and 2011, and changes during these years is presented below:

	2013		2012		2011
	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	40,219	$34.82	36,359	$35.60	41,715	$29.37
Granted	23,449	44.41	20,225	31.53	18,053	38.57
Vested	(19,796)	38.19	(14,861)	32.41	(21,510)	26.26
Forfeited	(6,411)	36.91	(1,504)	33.36	(1,899)	32.78
Unvested shares outstanding at December 31	37,461	38.69	40,219	34.82	36,359	35.60
Total grant date fair value of RSU awards vested during the year (in thousands)	$756		$482		$565
Aggregate intrinsic value of unvested RSU awards at December 31 (in thousands)	$2,511		$1,575		$1,131
As of December 31, 2013, there was $0.8 million of total unrecognized compensation cost related to outstanding RSU awards, which is expected to be recognized over a weighted average period of 1.0 years.
STOCK OPTIONS
All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, were fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2013, 2012 or 2011.
A summary of the status of outstanding stock options as of December 31, 2013, 2012 and 2011 and changes during those years is presented below:

	2013		2012		2011
	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE
Outstanding at January 1	83,827	$27.46	144,684	$23.34	222,130	$21.64
Shares exercised	(70,968)	26.25	(60,857)	17.66	(77,446)	18.47
Outstanding and exercisable at December 31	12,859	30.92	83,827	27.46	144,684	23.34
Total intrinsic value of options exercised during the year (in thousands)	$1,423		$938		$1,496
There were no unvested stock options outstanding during 2013, 2012 or 2011.
The following table summarizes information about stock options outstanding at December 31, 2013:

	OPTIONS OUTSTANDING AND EXERCISABLE
EXERCISE PRICE	NUMBER OUTSTANDING AT 12/31/12	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE OPTION PRICE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
$30.9204	12,859	0.92 years	$30.92	$139
Cash received from stock option exercises for the years ended December 31, 2013, 2012 and 2011 was $1.9 million, $1.1 million and $1.4 million, respectively.

68 / POTLATCH CORPORATION

NOTE 17. SEGMENT INFORMATION
As of December 31, 2013, our businesses are organized into three reportable operating segments: Resource, Wood Products and Real Estate. The Resource segment manages our timberlands to optimize revenue producing opportunities while adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The Resource segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights leases, biomass production, carbon sequestration and other leasing opportunities. The Wood Products segment manufactures and markets lumber and plywood. The business of our Real Estate segment consists primarily of the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives. The Real Estate segment engages in real estate subdivision and development activities through Potlatch TRS.
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

2013 FORM 10-K / 69

The following table presents business segment information for each of the past three years. Corporate information is included to reconcile segment data to the Consolidated Financial Statements.

(Dollars in thousands)	2013	2012	2011
Revenues:
Resource	$238,228	$207,846	$226,969
Wood Products	366,015	329,404	271,580
Real Estate	26,160	38,238	50,029
	630,403	575,488	548,578
Elimination of intersegment revenues - Resource[1]	(60,114)	(50,354)	(51,157)
Total consolidated revenues	$570,289	$525,134	$497,421
Operating Income:
Resource	$73,425	$49,543	$59,792
Wood Products	58,892	45,456	7,267
Real Estate	18,266	28,056	31,384
Eliminations and adjustments	(907)	(1,061)	2,410
	149,676	121,994	100,853
Corporate	(65,210)	(62,591)	(56,442)
Income before income taxes	$84,466	$59,403	$44,411
Depreciation, depletion and amortization:
Resource	$18,103	$16,446	$17,420
Wood Products	6,194	6,538	7,829
Real Estate	56	36	28
	24,353	23,020	25,277
Corporate	2,609	3,227	3,815
Total depreciation, depletion and amortization	$26,962	$26,247	$29,092
Basis of real estate sold:
Real Estate	$3,536	$5,413	$13,500
Elimination and adjustments	(632)	(365)	(3,281)
Total basis of real estate sold	$2,904	$5,048	$10,219
Assets:
Resource and Real Estate[2]	$476,628	$477,271	$476,483
Wood Products	115,664	100,190	102,957
	592,292	577,461	579,440
Corporate	88,238	141,436	166,780
Total consolidated assets	$680,530	$718,897	$746,220
Capital Expenditures:
Resource and Real Estate[2]	$13,509	$23,916	$12,003
Wood Products	9,013	4,427	4,050
	22,522	28,343	16,053
Corporate	1,131	845	833
Total capital expenditures	$23,653	$29,188	$16,886

[1]	Intersegment revenues for 2011-2013, which were based on prevailing market prices, consisted of logs sold by our Resource segment to the Wood Products segment.

[2]	Assets are shown on a combined basis for the Resource and Real Estate segments, as we do not produce information separately for those segments for internal purposes.

70 / POTLATCH CORPORATION

All of our wood products facilities and all other assets are located within the continental United States. We sell and ship products to Canada and Mexico. Geographic information regarding our revenues is summarized as follows:

(Dollars in thousands)	2013	2012	2011
United States	$558,138	$516,466	$490,409
Canada	9,645	5,180	4,646
Mexico	2,506	3,488	2,366
Total consolidated revenues	$570,289	$525,134	$497,421

NOTE 18. ASSET IMPAIRMENT CHARGES
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

NOTE 19. FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	THREE MONTHS ENDED
(Dollars in thousands, except per-share amounts)	MARCH 31		JUNE 30		SEPTEMBER 30		DECEMBER 31
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues	$139,253	$112,384	$133,212	$117,540	$157,869	$151,911	$139,955	$143,299
Operating income	26,608	12,519	29,441	17,090	30,904	28,763	20,645	26,570
Net income	15,487	5,051	19,182	5,080	22,191	18,599	13,721	13,864
Net income per share[1]
Basic	$0.38	$0.13	$0.47	$0.13	$0.55	$0.46	$0.34	$0.34
Diluted	0.38	0.13	0.47	0.13	0.54	0.46	0.34	0.34

[1]	Per-share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share amounts may not equal the total computed for the year.

2013 FORM 10-K / 71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Potlatch Corporation:

We have audited the accompanying consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Potlatch Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
February 14, 2014

72 / POTLATCH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Potlatch Corporation:

We have audited Potlatch Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Potlatch Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Potlatch Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the years in the three‑year period ended December 31, 2013, and our report dated February 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon
February 14, 2014

2013 FORM 10-K / 73

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

(4)(b)*
Indenture, dated as of December 18, 1995, between Potlatch Corporation, a Delaware corporation and the Registrant's former parent corporation (“Original Potlatch”) (on February 3, 2006, Original Potlatch merged with and into Potlatch Operating Company, a Delaware corporation and a wholly owned subsidiary of the Registrant, the Registrant then changed its name to “Potlatch Corporation” and became the new, publicly traded parent corporation) and U.S. Bank, National Association (as successor to First Trust of California, National Association), as trustee, executed in connection with the 6.95% Debentures due 2015, filed as Exhibit 4(b) to the Annual Report on Form 10-K filed February 15, 2013. (SEC File No. 001-32729)

(4)(b)(i)*	Form of 6.95% Debentures due 2015 (included as Exhibit 4(b)(i) to the Annual Report on Form 10-K filed February 15, 2013. (SEC File No. 001-32729)

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

(10)(a)1*
Potlatch Corporation Management Performance Award Plan, as amended effective December 2, 2004, filed as Exhibit (10)(a) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2004. (SEC File No. 001-05313)

74 / POTLATCH CORPORATION

(10)(a)(i)1*	Amendment to Potlatch Corporation Management Performance Award Plan, filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(b)1	Potlatch Corporation Severance Program for Executive Employees, amended and restated effective February 14, 2014.

(10)(c)1*
Potlatch Corporation 2000 Stock Incentive Plan, adopted December 2, 1999, as amended effective December 29, 2005, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by Original Potlatch on January 5, 2006, and as amended September 16, 2006, filed as Exhibit (10)(c) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(c)(ii)1*
Form of employee Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002, 2003 and 2004, filed as Exhibit (10)(c)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2001 (“2001 Form 10-K”). (SEC File No. 001-5313)

(10)(c)(iii)1*
Form of outside director Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(ii) to the 2001 Form 10-K. (SEC File No. 001-5313)

(10)(d)1*
Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(d)(i)1*
Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2003. (SEC File No. 001-5313)

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

(10)(h)1	Potlatch Corporation Benefits Protection Trust Agreement, amended and restated effective February 14, 2014.

(10)(i)(i)1*	Compensation of Outside Directors, effective as of January 1, 2008, filed as Exhibit (10)(i)(i) to the 2008 Form 10-K. (SEC File No. 001-32729)

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

(10)(n)(vi)1*
Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2002, filed as Exhibit (10)(n)(vi) to the 2004 Form 10-K. (SEC File No. 001-5313)

2013 FORM 10-K / 75

(10)(r)1*
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

(10)(r)(v)1*	Amendment to Potlatch Corporation Management Performance Award Plan II, effective June 1, 2008, filed as Exhibit (10)(r)(v) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

(10)(s)1*	Potlatch Corporation Deferred Compensation Plan for Directors II, filed as Exhibit (10)(s) to the 2008 Form 10-K. (SEC File No. 001-32729)

(10)(t)1	Potlatch Corporation Salaried Supplemental Benefit Plan II, effective December 5, 2008, and amended and restated as of February 14, 2014.

(10)(w)(i)1	Potlatch Corporation Annual Incentive Plan, amended and restated effective January 1, 2014.

(10)(x)1	Potlatch Corporation Management Deferred Compensation Plan, effective June 1, 2008, amended and restated on February 14, 2014.

(10)(aa)*
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

(10)(bb)*
Credit Agreement, dated December 18, 2012, by and among the Registrant and Potlatch Forest Holdings, Inc., as borrowers, Northwest Farm Credit Services, PCA as administrative agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit (10)(dd) to the Annual Report on Form 10-K filed February 15, 2013. (SEC File No. 001-32729)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Potlatch Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

76 / POTLATCH CORPORATION

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 14, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheets at December 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated by reference.

[1]	Management contract or compensatory plan, contract or arrangement.

2013 FORM 10-K / 77