Form 10-Q
period 2014-03-31
POTLATCH CORP
filed 2014-04-23
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of April 21, 2014 was 40,590,655.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1. FINANCIAL STATEMENTS

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Income
Unaudited (Dollars in thousands, except per-share amounts)

	Three Months Ended March 31,

	2014	2013
Revenues	$139,579	$139,253
Costs and expenses:
Cost of goods sold	98,593	98,299
Selling, general and administrative expenses	9,677	13,596
Environmental remediation charge	—	750
	108,270	112,645
Operating income	31,309	26,608
Interest expense, net	(5,460)	(6,336)
Income before income taxes	25,849	20,272
Income tax provision	(5,499)	(4,785)
Net income	$20,350	$15,487

Net income per share:
Basic	$0.50	$0.38
Diluted	0.50	0.38
Distributions per share	$0.35	$0.31
Weighted average shares outstanding (in thousands):
Basic	40,561	40,436
Diluted	40,682	40,613
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended March 31,

	2014	2013
Net income	$20,350	$15,487
Other comprehensive income, net of tax:
Defined benefit pension plans and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(867) and $(870)	(1,356)	(1,362)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,677 and $2,246	2,622	3,513
Other comprehensive income, net of tax	1,266	2,151
Comprehensive income	$21,616	$17,638
Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic cost. See Note 6: Pension Plans and Other Postretirement Employee Benefits for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Balance Sheets
Unaudited (Dollars in thousands, except per-share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$9,364	$5,586
Short-term investments	66,950	52,251
Receivables, net	12,593	16,572
Inventories	34,231	36,275
Deferred tax assets	7,724	7,724
Other assets	8,239	11,961
Total current assets	139,101	130,369
Property, plant and equipment, net	60,071	59,976
Timber and timberlands, net	451,109	455,871
Deferred tax assets	20,833	21,576
Other assets	12,766	12,738
Total assets	$683,880	$680,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$—	$—
Accounts payable and accrued liabilities	49,462	50,318
Total current liabilities	49,462	50,318
Long-term debt	320,014	320,092
Liability for pensions and other postretirement employee benefits	82,448	83,619
Other long-term obligations	20,658	22,353
Stockholders’ equity	211,298	204,148
Total liabilities and stockholders' equity	$683,880	$680,530

Shares outstanding (in thousands)	40,589	40,537
Working capital	$89,639	$80,051
Current ratio	2.8:1	2.6:1
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)

	Three Months Ended March 31,

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,350	$15,487
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	6,104	6,867
Basis of real estate sold	4,622	457
Change in deferred taxes	(164)	215
Employee benefit plans	(178)	2,799
Employee equity-based compensation expense	908	1,072
Other, net	(581)	(41)
Working capital and operating related activities	8,923	1,078
Net cash from operating activities	39,984	27,934
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments	(14,699)	7,639
Additions to property, plant and equipment	(2,168)	(2,321)
Additions to timber and timberlands	(1,469)	(2,311)
Other, net	108	(373)
Net cash from investing activities	(18,228)	2,634
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(14,206)	(12,552)
Repayment of long-term debt	—	(27,650)
Issuance of common stock	—	667
Employee tax withholdings on equity-based compensation	(1,068)	(1,685)
Change in book overdrafts	(2,636)	(2,030)
Other, net	(68)	(24)
Net cash from financing activities	(17,978)	(43,274)
Change in cash	3,778	(12,706)
Cash at beginning of period	5,586	16,985
Cash at end of period	$9,364	$4,279
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest, net of amount capitalized	$693	$1,550
Income taxes, net	11	112
Certain 2013 amounts have been reclassified to conform to the 2014 presentation.
The accompanying notes are an integral part of these consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
For purposes of this report, any reference to “Potlatch,” “the company,” “we,” “us,” and “our” means Potlatch Corporation and all of its wholly owned subsidiaries, except where the context indicates otherwise.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; certain disclosures normally provided in accordance with generally accepted accounting principles in the United States have been omitted. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 14, 2014. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included.

NOTE 2. INCOME TAXES
As a real estate investment trust (REIT), we generally are not subject to federal and state corporate income taxes on income of the REIT that we distribute to our shareholders. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value over tax basis on January 1, 2006) on sales of real property held by the REIT during the first ten years following the REIT conversion. The sale of standing timber is not subject to built-in gains tax. The Small Business Jobs Act of 2010 modified the built-in gains provisions to exempt sales of real properties in 2011, if five years of the recognition period had elapsed before January 1, 2011. The American Taxpayer Relief Act of 2012 extended the reduced five-year holding period for sales occurring in 2012 and 2013. Accordingly, the built-in gains tax did not apply to sales of real property that occurred in 2011, 2012 and 2013.
We conduct certain activities through our taxable REIT subsidiaries (TRS), which are subject to corporate level federal and state income taxes. These activities are principally comprised of our wood products manufacturing operations and certain real estate investments held for development and resale.
For the three months ended March 31, 2014 and 2013, we recorded income tax provisions of $5.5 million and $4.8 million, respectively, primarily due to pre-tax income of the TRS.

NOTE 3. EARNINGS PER SHARE
The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,

(Dollars in thousands, except per-share amounts)	2014	2013
Net income	$20,350	$15,487

Basic weighted average shares outstanding	40,561,017	40,435,608
Incremental shares due to:
Performance shares	60,517	95,523
Restricted stock units	57,740	63,607
Stock options	2,834	18,236
Diluted weighted average shares outstanding	40,682,108	40,612,974

Basic net income per share	$0.50	$0.38
Diluted net income per share	$0.50	$0.38

Antidilutive shares excluded from the calculation:
Performance shares	69,054	64,905
Restricted stock units	—	4,264
Total antidilutive shares excluded from the calculation	69,054	69,169

NOTE 4. EQUITY-BASED COMPENSATION
As of March 31, 2014, we had three stock incentive plans under which performance share grants, restricted stock unit (RSU) grants and stock options were outstanding, with approximately 196,000 shares authorized for future use under the 2005 Stock Incentive Plan.
The following table details our equity-based compensation expense and director deferred compensation expense for the three months ended March 31:

	Three Months Ended March 31,

(Dollars in thousands)	2014	2013
Employee equity-based compensation expense:
Performance shares	$734	$862
Restricted stock units	174	210
Total employee equity-based compensation expense	$908	$1,072

Total tax benefit recognized from equity-based plans	$74	$76

Director deferred compensation (income) expense	$(441)	$1,290

PERFORMANCE SHARES
The following table presents the key inputs used in the Monte Carlo simulation method to calculate the fair value of the performance share awards in 2014 and 2013, and the resulting fair values:

	2014	2013
Shares granted	87,441	83,111
Stock price as of valuation date	$39.76	$45.31
Risk-free rate	0.72%	0.40%
Fair value of a performance share	$45.57	$62.78
The following table summarizes outstanding performance share awards as of March 31, 2014, and changes during the three months ended March 31, 2014:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	155,814	$48.73
Granted	87,441	45.57
Forfeited	—	—
Unvested shares outstanding at March 31	243,255	47.60	$9,412
As of March 31, 2014, there was $7.2 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted average period of 1.8 years.
RESTRICTED STOCK UNITS
The following table summarizes outstanding RSU awards as of March 31, 2014, and changes during the three months ended March 31, 2014:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	37,461	$38.69
Granted	13,349	39.66
Vested	(3,350)	44.08
Forfeited	—	—
Unvested shares outstanding at March 31	47,460	38.58	$2,643
For RSU awards granted during the period, the fair value of each unit was determined on the date of grant using the grant date market price. The total fair value of RSU awards vested during the three months ended March 31, 2014 was $0.1 million. As of March 31, 2014, there was $1.1 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted average period of 1.6 years.

STOCK OPTIONS
The following table summarizes outstanding stock options as of March 31, 2014, and changes during the three months ended March 31, 2014:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	12,859	$30.92
Shares exercised	—	—
Shares canceled or expired	—	—
Outstanding and exercisable at March 31	12,859	30.92	$100
There were no unvested options outstanding during the three months ended March 31, 2014. Cash received from stock options exercised during the three months ended March 31, 2013 was $0.7 million.
The following table summarizes outstanding stock options as of March 31, 2014:

	Options Outstanding and Exercisable
Exercise Price	Outstanding	Weighted Avg. Remaining Contractual Life
$30.9204	12,859	0.67 years

NOTE 5. INVENTORIES
The following table details the composition of our inventories:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Inventories:
Lumber and other manufactured wood products	$19,859	$15,967
Logs	9,006	14,975
Materials and supplies	5,366	5,333
	$34,231	$36,275

NOTE 6. PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB) for the three months ended March 31:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$1,201	$1,413	$23	$23
Interest cost	4,809	4,454	499	458
Expected return on plan assets	(6,130)	(6,524)	—	—
Amortization of prior service cost (credit)	187	195	(2,410)	(2,427)
Amortization of actuarial loss	3,620	4,944	679	815
Net periodic cost (benefit)	$3,687	$4,482	$(1,209)	$(1,131)
During the three months ended March 31, 2014, we made non-qualified supplemental pension plan payments of $0.4 million.

The following tables detail the changes in accumulated other comprehensive loss (AOCL) by component for the three months ended March 31:

	2014
(Dollars in thousands)	Pension Plans	Other Postretirement Employee Benefits	Total
AOCL at January 1			$98,720
Amortization of defined benefit items, net of tax(a)
Prior service cost (credit)	$(114)	$1,470	1,356
Actuarial loss	(2,208)	(414)	(2,622)
Total reclassification for the period	$(2,322)	$1,056	(1,266)
AOCL at March 31			$97,454

	2013
(Dollars in thousands)	Pension Plans	Other Postretirement Employee Benefits	Total
AOCL at January 1			$140,898
Amortization of defined benefit items, net of tax(a)
Prior service cost (credit)	$(119)	$1,481	1,362
Actuarial loss	(3,016)	(497)	(3,513)
Total reclassification for the period	$(3,135)	$984	(2,151)
AOCL at March 31			$138,747
(a) Amortization of prior service cost (credit) and amortization of actuarial loss are included in the computation of net periodic cost.

NOTE 7. FINANCIAL INSTRUMENTS
The following table presents the estimated fair values of our financial instruments as of the balance sheet dates:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$76,314	$76,314	$57,837	$57,837
Derivative asset related to interest rate swaps (Level 2)	1,679	1,679	1,830	1,830
Long-term debt, including fair value adjustments related to fair value hedges (Level 2)	320,014	352,515	320,092	347,869
FAIR VALUE HEDGES OF INTEREST RATE RISK
The following table presents the gross fair values of derivative instruments on our Consolidated Condensed Balance Sheets as of the balance sheet dates:

(Dollars in thousands)	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	$1,679	$1,830
Total derivatives designated as hedging instruments		$1,679	$1,830

The following table details the effect of derivatives on the Consolidated Statements of Income for the three months ended March 31:

	Location of Gain Recognized in Income	Gain Recognized in Income
		Three Months Ended March 31,

(Dollars in thousands)		2014	2013
Derivatives designated in fair value hedging relationships:
Realized gain on interest rate contract(1)	Interest expense	$254	$246
Net gain recognized in income from fair value hedges		$254	$246

(1)	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the periods.
No net unrealized gain or loss associated with the interest rate swaps was recognized in income for any of the periods presented because we recognized no hedge ineffectiveness.

NOTE 8. COMMITMENTS AND CONTINGENCIES
There have been no material changes to our commitments and contingencies as reported in "Note 15: Commitments and Contingencies" in the Notes to Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.

NOTE 9. SEGMENT INFORMATION
The following table summarizes information by business segment for the three months ended March 31:

	Three Months Ended March 31,

(Dollars in thousands)	2014	2013
Revenues:
Resource	$51,905	$54,968
Wood Products	87,804	91,544
Real Estate	14,439	4,635
	154,148	151,147
Elimination of intersegment revenues - Resource	(14,569)	(11,894)
Total consolidated revenues	$139,579	$139,253

Operating income:
Resource	$16,224	$15,525
Wood Products	12,707	18,910
Real Estate	8,271	3,083
Eliminations and adjustments	842	489
	38,044	38,007
Corporate	(6,735)	(11,399)
Operating income	31,309	26,608
Interest expense	(5,460)	(6,336)
Income before income taxes	$25,849	$20,272

Depreciation, depletion and amortization:
Resource	$3,916	$4,592
Wood Products	1,529	1,509
Real Estate	15	13
	5,460	6,114
Corporate	644	753
Total depreciation, depletion and amortization	$6,104	$6,867

Basis of real estate sold:
Real Estate	$5,167	$616
Eliminations and adjustments	(545)	(159)
Total basis of real estate sold	$4,622	$457

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding recognition of compensation costs relating to our performance shares and RSUs, U.S. housing market conditions, housing starts and recovery, real estate demand and pricing, log prices, lumber demand and prices, business conditions for our business segments, Resource segment results, Wood Products segment results, Real Estate segment results, and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
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
In our Resource segment, we pulled forward a portion of the harvest planned for the second half of 2013 into the first quarter of 2013 to take advantage of market conditions. Consequently, harvest volumes decreased during the first quarter of 2014 compared to the previous period. However, increased Northern sawlog prices resulted in higher operating income in the first quarter of 2014. Adverse winter weather conditions affected transportation and wood products shipments from our manufacturing facilities during the first quarter of 2014. We had one large rural recreation real estate transaction that resulted in strong Real Estate earnings for the first quarter of 2014.

Results of Operations
Our business is organized into three reporting segments: Resource, Wood Products and Real Estate. Sales between segments are recorded as intersegment revenues based on prevailing market prices. Because our Resource segment supplies our Wood Products segment with a portion of its wood fiber needs, intersegment revenues typically represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.
In the analysis of our consolidated results of operations, revenues are reported after elimination of intersegment revenues. In the analysis by business segments, each segment's revenues are presented before elimination of intersegment revenues.

Consolidated Results Comparing the Three Months Ended March 31, 2014 and 2013
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the three months ended March 31:

(Dollars in thousands)	2014	2013	Amount of Change	Percent Change
Revenues	$139,579	$139,253	$326	—%
Costs and expenses:
Cost of goods sold	98,593	98,299	294	—%
Selling, general and administrative expenses	9,677	13,596	(3,919)	(29)%
Environmental remediation charge	—	750	(750)	(100)%
	108,270	112,645	(4,375)	(4)%
Operating income	31,309	26,608	4,701	18%
Interest expense, net	(5,460)	(6,336)	876	14%
Income before income taxes	25,849	20,272	5,577	28%
Income tax provision	(5,499)	(4,785)	(714)	(15)%
Net income	$20,350	$15,487	$4,863	31%
Revenues – Revenues increased slightly in the first three months of 2014 over the same period in 2013 as a result of increased revenues due primarily to a large rural recreation real estate transaction, partially offset by decreased revenues from our Wood Products and Resource segments due to lower shipment volumes. A more detailed analysis of revenues follows in the operating results by business segments.
Cost of goods sold – Cost of goods sold increased slightly in the first three months of 2014 over the same period in 2013, due to the higher cost of logs consumed in our Wood Products segment, primarily related to increased prices for sawlogs in Idaho, and increased land basis of sales from our Real Estate segment, partially offset by decreased logging and hauling costs and depletion expenses in our Resource segment due to decreased harvest volumes.
Selling, general and administrative expenses – Selling, general and administrative expenses decreased in the first three months of 2014 from the same period in 2013 primarily due to non-cash mark-to-market adjustments related to our deferred compensation plans and lower incentive plan expenses.
Environmental remediation charge – In the first quarter of 2013 we recorded a pre-tax charge of $0.8 million to reflect increased remediation costs associated with our Avery Landing site in Idaho.
Interest expense, net – Net interest expense decreased in the first three months of 2014 from the same period in 2013 due to debt redemptions in 2013.
Income tax provision – Our consolidated effective tax rate for the first three months of 2014 was 21.3% compared to 23.6% in the first three months of 2013. The decrease between periods resulted from proportionately higher operating income in the REIT compared to the TRS.

Business Segment Results Comparing the Three Months Ended March 31, 2014 and 2013
Resource Segment

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Increase (Decrease)	Percent Change
Revenues (before elimination of intersegment revenues)	$51,905	$54,968	$(3,063)	(6)%
Operating income	$16,224	$15,525	$699	5%

Harvest Volumes (in tons)
Northern region
Sawlog	443,084	507,346	(64,262)	(13)%
Pulpwood	60,579	72,359	(11,780)	(16)%
Stumpage	10,968	20,470	(9,502)	(46)%
Total	514,631	600,175	(85,544)	(14)%

Southern region
Sawlog	121,910	153,280	(31,370)	(20)%
Pulpwood	197,829	182,918	14,911	8%
Stumpage	4,975	—	4,975	n/m
Total	324,714	336,198	(11,484)	(3)%

Total harvest volume	839,345	936,373	(97,028)	(10)%

Sales Price/Unit ($ per ton)
Northern region
Sawlog	$83	$77	$6	8%
Pulpwood	$41	$36	$5	14%

Southern region
Sawlog	$41	$40	$1	3%
Pulpwood	$32	$32	$—	—%
Revenues decreased in the first three months of 2014 from the same period in 2013 due to lower harvest volumes, primarily in Idaho, partially offset by increased prices. The decrease in harvest volume accounted for a negative $5.6 million revenue variance, which was partially offset by a positive pricing variance of $2.5 million.
In our Northern region, improved log prices in Idaho in the first quarter of 2013 resulted in pulling forward a portion of the harvest planned for the second half of 2013 into the first quarter to take advantage of the pricing opportunity. We had comparatively lower harvest volumes in 2014. Sawlog prices continued to increase in the first quarter of 2014 due to improved wood products prices. Pulpwood prices increased in the first quarter of 2014 over the same period in 2013 due to improved markets.
In our Southern region, sawlog volumes decreased as we shifted to harvest regions that contained less pine sawlog volumes. However, pulpwood volumes increased due to additional pine plantation thinnings. Prices for both sawlogs and pulpwood were basically unchanged between quarters.
Expenses for the segment decreased $3.8 million, or 10%, in the first quarter of 2014 from the same period in 2013, primarily due to lower logging and hauling costs and depletion expense resulting from the decreased harvest volumes.

Wood Products Segment

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Increase (Decrease)	Percent Change
Revenues	$87,804	$91,544	$(3,740)	(4)%
Operating income	$12,707	$18,910	$(6,203)	(33)%

Lumber shipments (MBF)	155,596	152,862	2,734	2%
Lumber sales prices ($ per MBF)	$402	$412	$(10)	(2)%
Revenues for the segment decreased in the first three months of 2014 compared to the same period in 2013 due to lower average lumber prices realized, partially offset by a small increase in shipments. Expenses for the segment increased $2.5 million, or 3%, due primarily to the higher cost of logs consumed, primarily related to increased prices for sawlogs in Idaho.
Real Estate Segment

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Increase (Decrease)	Percent Change
Revenues	$14,439	$4,635	$9,804	n/m
Operating income	$8,271	$3,083	$5,188	n/m

	2014		2013
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	68	$2,783	229	$2,802
Rural real estate	13,203	$1,066	2,278	$1,416
Non-strategic timberland	228	$793	979	$785
Total	13,499		3,486
Revenues increased $9.8 million, expenses increased $4.6 million and operating income increased $5.2 million in the first three months of 2014 compared to the same period of 2013, due primarily to the sale of 11,000 acres of rural recreation real estate in Idaho in a transaction that closed in the first quarter of 2014.

Liquidity and Capital Resources
Overview
At March 31, 2014, our financial position included long-term debt of $320.0 million. Stockholders’ equity increased $7.2 million during the first three months of 2014 primarily due to net income of $20.3 million, partially offset by our quarterly cash distributions to common stockholders totaling $14.2 million. Cash and short-term investments totaled $76.3 million at March 31, 2014 compared to $57.8 million at December 31, 2013.
Net Cash from Operations
Net cash provided from operating activities was:

•	$40.0 million in 2014 and

•	$27.9 million in 2013.
Net cash from operations increased primarily due to approximately $11 million in cash received on a large rural recreation real estate sale, offset by lower sales volumes. See Note 9: Segment Information for additional information.

Net Cash Flows from Investing Activities
Net cash used for investing activities was $18.2 million for the quarter ending March 31, 2014, compared to net cash provided by investing activities of $2.6 million for the same period in 2013. In 2014, we increased short-term investments $14.7 million, compared to a decrease of $7.6 million in 2013.
Net Cash Flows from Financing Activities
Net cash used for financing activities was $18.0 million and $43.3 million for the first three months of 2014 and 2013, respectively. In 2014, net cash used for financing activities was primarily attributable to paying our quarterly distribution to shareholders of $14.2 million. Net cash used for financing activities in 2013 was primarily for our quarterly distribution to shareholders of $12.6 million and debt redemptions of $27.7 million.
Unsecured Credit Agreement
As of March 31, 2014, there were no borrowings outstanding under our revolving line of credit, and approximately $1.3 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at March 31, 2014 was $248.7 million.
The following table sets forth the financial covenants in the bank credit facility and our status with respect to these covenants as of March 31, 2014:

	Covenant Requirements		Actual Ratios at March 31, 2014
Minimum Interest Coverage Ratio	3.00 to 1.00		6.67 to 1.00
Minimum Timberland Coverage Ratio	3.00 to 1.00		5.89 to 1.00
Maximum Leverage Ratio	5.00 to 1.00	*	2.16 to 1.00
* Commencing January 1, 2015, the Maximum Leverage Ratio will decrease to 4.50 to 1.00.

Senior Notes
Our cumulative Funds Available for Distribution (FAD), as defined in our senior notes' covenants, less our dividends paid was $68.9 million at March 31, 2014. The remaining balance of the basket above FAD available for the payment of future dividends pursuant to the covenants was $90.1 million at March 31, 2014.
Contractual Obligations
There have been no material changes to our contractual obligations in the three months ended March 31, 2014 outside the ordinary course of business.
Off-Balance Sheet Arrangements
We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risk have not changed materially since December 31, 2013. For quantitative and qualitative disclosures about market risk, see Item 7A – “Quantitative and Qualitative Disclosure about Market Risk” in our 2013 Annual Report on Form 10-K.
Quantitative Information about Market Risks
The following table summarizes our outstanding debt, interest rate swaps and average interest rates as of March 31, 2014:

(Dollars in thousands)	2014	2015	2016	2017	2018	THEREAFTER	TOTAL
Fixed rate debt:
Principal due	$—	$22,500	$5,000	$11,000	$14,250	$267,335	$320,085
Average interest rate	—	6.95%	8.80%	5.64%	8.88%	6.80%	6.90%
Fair value at 3/31/2014							$352,515
Interest rate swaps:(1)
Fixed to variable	$—	$648	$152	$220	$659	$—	$1,679
Fair value at 3/31/2014							$1,679

(1)
Interest rate swaps are included in long-term debt and the offsetting derivative asset is included in other noncurrent assets on the Consolidated Condensed Balance Sheets. See Note 7: Financial Instruments for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2014. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2014.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Internal Control Over Financial Reporting
In the three months ended March 31, 2014 there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Part II
ITEM 1. LEGAL PROCEEDINGS
We do not believe there is any pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS
Exhibits are listed in the exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

		By	/s/ Jerald W. Richards
Jerald W. Richards
Vice President and Chief Financial Officer
(Duly Authorized; Principal Financial Officer and Principal Accounting Officer)

Date:	April 23, 2014

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(a)*	Potlatch Corporation Severance Program for Executive Employees, amended and restated effective February 14, 2014, filed as Exhibit (10)(b)1 to the 2013 Annual Report on Form 10-K.

(10)(b)*	Potlatch Corporation Benefits Protection Trust Agreement, amended and restated effective February 14, 2014, filed as Exhibit (10)(h)1 to the 2013 Annual Report on Form 10-K.

(10)(c)*
Potlatch Corporation Salaried Supplemental Benefit Plan II, effective December 5, 2008 and amended and restated as of February 14, 2014, filed as Exhibit (10)(t)1 to the 2013 Annual Report on Form 10-K.

(10)(d)*	Potlatch Corporation Annual Incentive Plan, amended and restated effective January 1, 2014, filed as Exhibit (10)(w)1 to the 2013 Annual Report on Form 10-K.

(10)(e)*	Potlatch Corporation Management Deferred Compensation Plan, effective June 1, 2008, amended and restated on February 14, 2014, filed as Exhibit (10)(x)1 to 2013 Annual Report on Form 10-K.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on April 23, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the quarters ended March 31, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2014 and 2013, (iii) the Consolidated Condensed Balance Sheets at March 31, 2014 and December 31, 2013, (iv) the Consolidated Condensed Statements of Cash Flows for the quarters ended March 31, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

 * Incorporated by reference