Form 10-Q
period 2014-06-30
POTLATCH CORP
filed 2014-07-24
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of July 21, 2014 was 40,591,415.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1. FINANCIAL STATEMENTS

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Income
Unaudited (Dollars in thousands, except per-share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Revenues	$143,919	$133,212	$283,498	$272,465
Costs and expenses:
Cost of goods sold	101,849	91,904	200,442	190,203
Selling, general and administrative expenses	12,345	10,117	22,022	23,713
Environmental remediation charge	—	1,750	—	2,500
	114,194	103,771	222,464	216,416
Operating income	29,725	29,441	61,034	56,049
Interest expense, net	(5,509)	(5,667)	(10,969)	(12,003)
Income before income taxes	24,216	23,774	50,065	44,046
Income taxes	(7,946)	(4,592)	(13,445)	(9,377)
Net income	$16,270	$19,182	$36,620	$34,669

Net income per share:
Basic	$0.40	$0.47	$0.90	$0.86
Diluted	0.40	0.47	0.90	0.85
Distributions per share	$0.35	$0.31	$0.70	$0.62
Weighted average shares outstanding (in thousands):
Basic	40,741	40,509	40,726	40,474
Diluted	40,850	40,694	40,833	40,655
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Net income	$16,270	$19,182	$36,620	$34,669
Other comprehensive income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(867) and $(871), $(1,734) and $(1,741)	(1,356)	(1,361)	(2,712)	(2,723)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,568 and $2,267, $3,245 and $4,513	2,452	3,544	5,074	7,057
Other comprehensive income, net of tax	1,096	2,183	2,362	4,334
Comprehensive income	$17,366	$21,365	$38,982	$39,003
Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic cost. See Note 7: Pension Plans and Other Postretirement Employee Benefits for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Balance Sheets
Unaudited (Dollars in thousands, except per-share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$9,252	$5,586
Short-term investments	73,916	52,251
Receivables, net	20,629	16,572
Inventories	26,071	36,275
Deferred tax assets	7,724	7,724
Other assets	7,584	11,961
Total current assets	145,176	130,369
Property, plant and equipment, net	62,402	59,976
Timber and timberlands, net	452,763	455,871
Deferred tax assets	16,728	21,576
Other assets	12,556	12,738
Total assets	$689,625	$680,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$—	$—
Accounts payable and accrued liabilities	54,937	50,318
Total current liabilities	54,937	50,318
Long-term debt	320,003	320,092
Liability for pension and other postretirement employee benefits	74,792	83,619
Other long-term obligations	15,557	22,353
Stockholders’ equity	224,336	204,148
Total liabilities and stockholders' equity	$689,625	$680,530

Shares outstanding (in thousands)	40,591	40,537
Working capital	$90,239	$80,051
Current ratio	2.6:1	2.6:1
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)

	Six Months Ended June 30,

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,620	$34,669
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	11,002	12,025
Basis of real estate sold	6,834	907
Change in deferred taxes	536	(338)
Employee benefit plans	(267)	3,484
Employee equity-based compensation expense	2,032	2,101
Other, net	(1,161)	(61)
Working capital and operating related activities	12,836	(11,272)
Net cash from operating activities	68,432	41,515
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments	(21,665)	19,032
Additions to property, plant and equipment	(6,508)	(5,792)
Additions to timber and timberlands	(5,887)	(4,683)
Other, net	334	(654)
Net cash from investing activities	(33,726)	7,903
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(28,413)	(25,115)
Repayment of long-term debt	—	(36,663)
Exercises of stock options	15	1,798
Employee tax withholdings on equity-based compensation	(1,079)	(1,700)
Change in book overdrafts	(1,424)	1,723
Other, net	(139)	(40)
Net cash from financing activities	(31,040)	(59,997)
Change in cash	3,666	(10,579)
Cash at beginning of period	5,586	16,985
Cash at end of period	$9,252	$6,406
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest, net of amount capitalized	$10,431	$11,673
Income taxes, net	6,546	11,890
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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 Revenue from Contracts with Customers. This update was issued as Accounting Standards Codification Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

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
We conduct certain activities through our taxable REIT subsidiaries (TRS), which are subject to corporate level federal and state income taxes. These activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Income taxes for all periods presented in this Quarterly Report on Form 10-Q were primarily due to income of the TRS.

NOTE 4. EARNINGS PER SHARE
The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,

(Dollars in thousands, except per-share amounts)	2014	2013	2014	2013
Net income	$16,270	$19,182	$36,620	$34,669

Basic weighted average shares outstanding	40,740,979	40,508,872	40,726,397	40,473,705
Incremental shares due to:
Performance shares	82,013	107,391	77,139	109,258
Restricted stock units	24,642	70,089	26,727	65,319
Stock options	2,619	7,389	2,778	7,134
Diluted weighted average shares outstanding	40,850,253	40,693,741	40,833,041	40,655,416

Basic net income per share	$0.40	$0.47	$0.90	$0.86
Diluted net income per share	$0.40	$0.47	$0.90	$0.85

Antidilutive shares excluded from the calculation:
Performance shares	13,322	10,311	38,776	18,474
Restricted stock units	369	—	—	432
Total antidilutive shares excluded from the calculation	13,691	10,311	38,776	18,906

NOTE 5. EQUITY-BASED COMPENSATION
As of June 30, 2014, we had three stock incentive plans under which performance share grants, restricted stock unit (RSU) grants and stock options were outstanding, with approximately 1,082,161 shares authorized for future use under the 2014 Long-Term Incentive Plan.
On May 8, 2014, our board approved changes to our director compensation program. This amendment states that upon a director's separation from the company, all deferred awards will be settled in company stock and no longer settled in cash. This resulted in a reclassification of the related $4.3 million liability to shareholder equity.
As of June 30, 2014, there were 111,306 shares that will be distributed to directors in the future.
The following table details our equity-based compensation expense and director deferred compensation expense for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2014	2013	2014	2013
Employee equity-based compensation expense:
Performance shares	$961	$891	$1,695	$1,753
Restricted stock units	163	138	337	348
Total employee equity-based compensation expense	$1,124	$1,029	$2,032	$2,101

Total tax benefit recognized	$81	$64	$155	$140

Director deferred compensation (income) expense	$427	$(940)	$(14)	$350
PERFORMANCE SHARES
The following table presents the key inputs used in the Monte Carlo simulation method to calculate the fair value of the performance share awards in 2014 and 2013, and the resulting fair values:

	2014	2013
Shares granted	87,441	83,111
Stock price as of valuation date	$39.76	$45.31
Risk-free rate	0.72%	0.40%
Fair value of a performance share	$45.57	$62.78
The following table summarizes outstanding performance share awards as of June 30, 2014, and changes during the six months ended June 30, 2014:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	155,814	$48.73
Granted	87,441	45.57
Forfeited	—
Unvested shares outstanding at June 30	243,255	47.60	$10,071
As of June 30, 2014, there was $6.2 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted average period of 1.5 years.

RESTRICTED STOCK UNITS
The following table summarizes outstanding RSU awards as of June 30, 2014, and changes during the six months ended June 30, 2014:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	37,461	$38.69
Granted	13,349	39.66
Vested	(4,350)	44.31
Forfeited	—	—
Unvested shares outstanding at June 30	46,460	38.44	$1,923
The fair value of each RSU equaled our common share price on the date of grant. The total fair value of RSU awards vested during the six months ended June 30, 2014 was $0.2 million. As of June 30, 2014, there was $0.9 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted average period of 1.4 years.
STOCK OPTIONS
The following table summarizes outstanding stock options as of June 30, 2014, and changes during the six months ended June 30, 2014:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	12,859	$30.92
Shares exercised	(493)	30.92
Shares canceled or expired	—	—
Outstanding and exercisable at June 30	12,366	30.92	$130
The following table summarizes outstanding stock options as of June 30, 2014:

	Options Outstanding and Exercisable
Exercise Price	Outstanding	Weighted Avg. Remaining Contractual Life
$30.9204	12,366	0.42 years

NOTE 6. INVENTORIES
The following table details the composition of our inventories:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Inventories:
Lumber and other manufactured wood products	$16,723	$15,967
Logs	3,876	14,975
Materials and supplies	5,472	5,333
	$26,071	$36,275

NOTE 7. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB) for the quarters and six months ended June 30:

	Quarters Ended June 30
	Pension		OPEB
(Dollars in thousands)	2014	2013	2014	2013
Service cost (credit)	$1,339	$1,246	$(11)	$23
Interest cost	4,783	4,458	372	447
Expected return on plan assets	(6,126)	(6,522)	—	—
Amortization of prior service cost (credit)	187	195	(2,410)	(2,427)
Amortization of actuarial loss	3,606	5,021	414	790
Net periodic cost (benefit)	$3,789	$4,398	$(1,635)	$(1,167)

	Six Months Ended June 30
	Pension		OPEB
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$2,540	$2,659	$12	$46
Interest cost	9,592	8,912	871	905
Expected return on plan assets	(12,256)	(13,046)	—	—
Amortization of prior service cost (credit)	374	390	(4,820)	(4,854)
Amortization of actuarial loss	7,226	9,965	1,093	1,605
Net periodic cost (benefit)	$7,476	$8,880	$(2,844)	$(2,298)

During the six months ended June 30, 2014, we made non-qualified supplemental pension plan payments of $0.9 million. We expect to make a contribution of $3.6 million to our qualified pension plans in 2014.

The following tables detail the changes in accumulated other comprehensive loss (AOCL) by component for the quarters and six months ended June 30:

	Quarter Ended June 30, 2014
(Dollars in thousands)	Pension	OPEB	Total
AOCL at April 1			$97,454
Amortization of defined benefit items, net of tax:(1)
Prior service credit (cost)	$(114)	$1,470	1,356
Actuarial loss	(2,200)	(252)	(2,452)
Total reclassification for the period	$(2,314)	$1,218	(1,096)
AOCL at June 30			$96,358

	Quarter Ended June 30, 2013
(Dollars in thousands)	Pension	OPEB	Total
AOCL at April 1			$138,747
Amortization of defined benefit items, net of tax:(1)
Prior service credit (cost)	$(119)	$1,480	1,361
Actuarial loss	(3,063)	(481)	(3,544)
Total reclassification for the period	$(3,182)	$999	(2,183)
AOCL at June 30			$136,564

	Six Months Ended June 30, 2014
(Dollars in thousands)	Pension	OPEB	Total
AOCL at January 1			$98,720
Amortization of defined benefit items, net of tax:(1)
Prior service credit (cost)	$(228)	$2,940	2,712
Actuarial loss	(4,408)	(666)	(5,074)
Total reclassification for the period	$(4,636)	$2,274	(2,362)
AOCL at June 30			$96,358

	Six Months Ended June 30, 2013
(Dollars in thousands)	Pension	OPEB	Total
AOCL at January 1			$140,898
Amortization of defined benefit items, net of tax:(1)
Prior service credit (cost)	$(238)	$2,961	2,723
Actuarial loss	(6,078)	(979)	(7,057)
Total reclassification for the period	$(6,316)	$1,982	(4,334)
AOCL at June 30			$136,564

(1) Amortization of prior service cost (credit) and amortization of actuarial loss are included in the computation of net periodic cost.

NOTE 8. FINANCIAL INSTRUMENTS
The following table presents the estimated fair values of our financial instruments:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$83,168	$83,168	$57,837	$57,837
Derivative asset related to interest rate swaps (Level 2)	1,597	1,597	1,830	1,830
Long-term debt, including fair value adjustments related to fair value hedges (Level 2)	320,003	351,712	320,092	347,869
FAIR VALUE HEDGES OF INTEREST RATE RISK
The following table presents the gross fair values of derivative instruments on our Consolidated Condensed Balance Sheets as of the balance sheet dates:

(Dollars in thousands)	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	$1,597	$1,830
Total derivatives designated as hedging instruments		$1,597	$1,830

The following table details the effect of derivatives on the Consolidated Statements of Income for the quarters and six months ended June 30:

	Location of Gain Recognized in Income	Gain Recognized in Income
		Quarters Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)		2014	2013	2014	2013
Derivatives designated in fair value hedging relationships:
Realized gain on interest rate contract(1)	Interest expense	$247	$241	$501	$487
Net gain recognized in income from fair value hedges		$247	$241	$501	$487

(1)	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the periods.
No net unrealized gain or loss associated with the interest rate swaps was recognized in income for any of the periods presented because we recognized no hedge ineffectiveness.

NOTE 9. COMMITMENTS AND CONTINGENCIES
There have been no material changes to our commitments and contingencies as reported in "Note 15: Commitments and Contingencies" in the Notes to Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.

NOTE 10. SEGMENT INFORMATION
The following table summarizes information by business segment for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2014	2013	2014	2013
Revenues:
Resource	$39,512	$45,269	$91,417	$100,237
Wood Products	100,572	94,982	188,376	186,526
Real Estate	15,737	5,809	30,176	10,444
	155,821	146,060	309,969	297,207
Elimination of intersegment revenues - Resource	(11,902)	(12,848)	(26,471)	(24,742)
Total consolidated revenues	$143,919	$133,212	$283,498	$272,465

Operating income:
Resource	$10,818	$14,467	$27,042	$29,992
Wood Products	14,870	19,725	27,577	38,635
Real Estate	12,378	4,116	20,649	7,199
Eliminations and adjustments	788	235	1,630	724
	38,854	38,543	76,898	76,550
Corporate	(9,129)	(9,102)	(15,864)	(20,501)
Operating income	29,725	29,441	61,034	56,049
Interest expense, net	(5,509)	(5,667)	(10,969)	(12,003)
Income before income taxes	$24,216	$23,774	$50,065	$44,046

Depreciation, depletion and amortization:
Resource	$2,728	$3,040	$6,644	$7,632
Wood Products	1,515	1,520	3,044	3,029
Real Estate	14	14	29	27
	4,257	4,574	9,717	10,688
Corporate	641	584	1,285	1,337
Total depreciation, depletion and amortization	$4,898	$5,158	$11,002	$12,025

Basis of real estate sold:
Real Estate	$2,242	$584	$7,409	$1,200
Eliminations and adjustments	(30)	(134)	(575)	(293)
Total basis of real estate sold	$2,212	$450	$6,834	$907

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
Operating results were affected by lower harvest volumes, primarily in Idaho. We pulled forward a portion of the harvest planned for the second half of 2013 into the first quarter to take advantage of higher log prices in Idaho. In addition, drier weather in Idaho during the second quarter of 2013 allowed for additional logging days. Consequently, harvest levels were lower in 2014 compared to 2013. Adverse winter weather conditions affected demand for our lumber during the first quarter of 2014, but resulted in increased shipments during the second quarter. We had two large rural real estate transactions in the first six months of 2014.

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

Consolidated Results Comparing the Quarters Ended June 30, 2014 and 2013
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the quarters ended June 30:

(Dollars in thousands)	2014	2013	Amount of Change	Percent Change
Revenues	$143,919	$133,212	$10,707	8%
Costs and expenses:
Cost of goods sold	101,849	91,904	9,945	11%
Selling, general and administrative expenses	12,345	10,117	2,228	22%
Environmental remediation charge	—	1,750	(1,750)	(100)%
	114,194	103,771	10,423	10%
Operating income	29,725	29,441	284	1%
Interest expense, net	(5,509)	(5,667)	158	3%
Income before income taxes	24,216	23,774	442	2%
Income tax provision	(7,946)	(4,592)	(3,354)	(73)%
Net income	$16,270	$19,182	$(2,912)	(15)%
Revenues – Revenues increased in the second quarter of 2014 over the same period in 2013 due to a large rural real estate transaction and increased Wood Products shipments, partially offset by decreased revenues that resulted from lower harvest volumes. A more detailed analysis of revenues follows in the operating results by business segments.
Cost of goods sold – Cost of goods sold increased in the second quarter of 2014 over the second quarter of 2013, due to the higher cost of logs consumed in our Wood Products segment, related to both increased shipments and higher per-unit costs, and increased basis of land sold by our Real Estate segment, partially offset by decreased logging and hauling costs and depletion expenses in our Resource segment due to decreased harvest volumes.
Selling, general and administrative expenses – Selling, general and administrative expenses increased in the second quarter of 2014 over the same period in 2013 primarily due to non-cash mark-to-market adjustments related to our deferred compensation plans and higher incentive plan expenses.
Environmental remediation charge – In the second quarter of 2013 we recorded a pre-tax charge of $1.8 million related to remediation costs associated with our Avery Landing site in Idaho.
Interest expense, net – Net interest expense decreased in the second quarter of 2014 from the same period in 2013 due to debt redemptions in 2013.
Income tax provision – Our consolidated effective tax rate for the second quarter of 2014 was 32.8% compared to 19.3% in the second quarter of 2013. The increase between periods resulted from proportionately higher operating income in the TRS compared to the REIT.

Business Segment Results Comparing the Quarters Ended June 30, 2014 and 2013
Resource Segment

	Quarters Ended June 30,
(Dollars in thousands)	2014	2013	Increase (Decrease)	Percent Change
Revenues (before elimination of intersegment revenues)	$39,512	$45,269	$(5,757)	(13)%
Operating income	$10,818	$14,467	$(3,649)	(25)%

Harvest Volumes (in tons)
Northern region
Sawlog	279,831	333,924	(54,093)	(16)%
Pulpwood	30,124	21,904	8,220	38%
Stumpage	2,475	1,489	986	66%
Total	312,430	357,317	(44,887)	(13)%

Southern region
Sawlog	115,855	161,410	(45,555)	(28)%
Pulpwood	171,136	182,262	(11,126)	(6)%
Stumpage	952	—	952	n/m
Total	287,943	343,672	(55,729)	(16)%

Total harvest volume	600,373	700,989	(100,616)	(14)%

Sales Price/Unit ($ per ton)
Northern region
Sawlog	$91	$92	$(1)	(1)%
Pulpwood	$43	$37	$6	16%

Southern region
Sawlog	$43	$42	$1	2%
Pulpwood	$33	$33	$—	—%
Revenues decreased in the second quarter of 2014 from the same period in 2013 due to lower harvest volumes in both regions and slightly lower sawlog prices in Idaho. Decreased harvest volumes and the lower Idaho sawlog prices accounted for $6.4 million and $0.6 million, respectively, of the negative revenue variance.
In our Northern region, drier weather in Idaho during the second quarter of 2013 allowed for additional logging days in 2013, resulting in comparatively lower harvest volumes in 2014. Pulpwood shipments and prices increased in the second quarter of 2014 over the second quarter of 2013 due to stronger demand. An oversupply of residuals and chips in the Northwest in the second quarter of 2013 resulted in decreased pulpwood prices, which led us to minimize pulpwood production in that period.
In our Southern region, unusually wet weather in the second quarter of 2014 negatively affected both sawlog and pulpwood production volumes, but had a positive effect on sawlog prices.
Expenses for the segment decreased $2.1 million, or 7%, in the second quarter of 2014 from the same period in 2013, primarily due to lower logging and hauling costs and depletion expense resulting from the decreased harvest volumes.

Wood Products Segment

	Quarters Ended June 30,
(Dollars in thousands)	2014	2013	Increase (Decrease)	Percent Change
Revenues	$100,572	$94,982	$5,590	6%
Operating income	$14,870	$19,725	$(4,855)	(25)%

Lumber shipments (MBF)	176,046	151,967	24,079	16%
Lumber sales prices ($ per MBF)	$407	$423	$(16)	(4)%
Revenues for the segment increased in the second quarter of 2014 compared to the same period in 2013 due to increased shipments, partially offset by lower average lumber prices. Expenses for the segment increased $10.4 million, or 14%, due primarily to the higher cost of logs consumed, which was related to increased shipments and higher per-unit costs.
Real Estate Segment

	Quarters Ended June 30,
(Dollars in thousands)	2014	2013	Increase (Decrease)	Percent Change
Revenues	$15,737	$5,809	$9,928	n/m
Operating income	$12,378	$4,116	$8,262	n/m

	2014		2013
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	1,424	$2,025	534	$2,053
Rural real estate	10,821	$1,125	3,110	$1,279
Non-strategic timberland	838	$807	1,128	$652
Total	13,083		4,772
Revenues increased $9.9 million, expenses increased $1.7 million and operating income increased $8.3 million in the second quarter of 2014 compared to the same period of 2013, due primarily to the sale of 9,400 acres of rural real estate in Minnesota during the second quarter of 2014.

Consolidated Results Comparing the Six Months Ended June 30, 2014 and 2013
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the six months ended June 30:

(Dollars in thousands)	2014	2013	Amount of Change	Percent Change
Revenues	$283,498	$272,465	$11,033	4%
Costs and expenses:
Cost of goods sold	200,442	190,203	10,239	5%
Selling, general and administrative expenses	22,022	23,713	(1,691)	(7)%
Environmental remediation charge	—	2,500	(2,500)	(100)%
	222,464	216,416	6,048	3%
Operating income	61,034	56,049	4,985	9%
Interest expense, net	(10,969)	(12,003)	1,034	9%
Income before income taxes	50,065	44,046	6,019	14%
Income tax provision	(13,445)	(9,377)	(4,068)	(43)%
Net income	$36,620	$34,669	$1,951	6%
Revenues – Revenues increased in the first six months of 2014 over the same period in 2013 as a result of two large rural real estate transactions and slightly increased Wood Products shipments, partially offset by reduced revenues due to lower harvest volumes. A more detailed analysis of revenues follows in the operating results by business segments.
Cost of goods sold – Cost of goods sold increased in the first six months of 2014 over the same period in 2013, due to the higher cost of logs consumed in our Wood Products segment, primarily related to increased prices for sawlogs in Idaho and increased shipments, and increased basis of real estate sold, partially offset by decreased logging and hauling costs and depletion expenses in our Resource segment due to decreased harvest volumes.
Selling, general and administrative expenses – Selling, general and administrative expenses decreased in the first six months of 2014 from the same period in 2013 primarily due to lower incentive plan expenses and non-cash mark-to-market adjustments related to our deferred compensation plans.
Environmental remediation charge – In the first six months of 2013 we recorded pre-tax charges totaling $2.5 million related to remediation costs associated with our Avery Landing site in Idaho.
Interest expense, net – Net interest expense decreased in the first six months of 2014 from the same period in 2013 due to debt redemptions in 2013.
Income tax provision – Our consolidated effective tax rate for the first six months of 2014 was 26.9% compared to 21.3% in the first six months of 2013. The increase between periods resulted from proportionately higher operating income in the TRS compared to the REIT.

Business Segment Results Comparing the Six Months Ended June 30, 2014 and 2013
Resource Segment

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Increase (Decrease)	Percent Change
Revenues (before elimination of intersegment revenues)	$91,417	$100,237	$(8,820)	(9)%
Operating income	$27,042	$29,992	$(2,950)	(10)%

Harvest Volumes (in tons)
Northern region
Sawlog	722,915	841,270	(118,355)	(14)%
Pulpwood	90,703	94,263	(3,560)	(4)%
Stumpage	13,443	21,959	(8,516)	(39)%
Total	827,061	957,492	(130,431)	(14)%

Southern region
Sawlog	237,765	314,690	(76,925)	(24)%
Pulpwood	368,965	365,180	3,785	1%
Stumpage	5,927	—	5,927	n/m
Total	612,657	679,870	(67,213)	(10)%

Total harvest volume	1,439,718	1,637,362	(197,644)	(12)%

Sales Price/Unit ($ per ton)
Northern region
Sawlog	$86	$83	$3	4%
Pulpwood	$42	$36	$6	17%

Southern region
Sawlog	$42	$41	$1	2%
Pulpwood	$32	$33	$(1)	(3)%
Revenues decreased in the first six months of 2014 from the same period in 2013 due to lower harvest volumes, primarily in Idaho, partially offset by increased prices in Idaho. The decrease in harvest volumes accounted for a negative $11.8 million revenue variance, which was partially offset by a positive pricing variance of $1.8 million.
In our Northern region, we pulled forward a portion of the harvest planned for the second half of 2013 into the first quarter to take advantage of higher prices. In addition, drier weather in Idaho during the second quarter of 2013 allowed for additional logging days in 2013. Consequently, we had comparatively lower harvest volumes in 2014. Sawlog prices increased in 2014, particularly in the first quarter, due to improved markets. Pulpwood prices increased in the first six months of 2014 over the same period in 2013 due to improved demand. An oversupply of residuals and chips in the Northwest in the second quarter of 2013 resulted in decreased pulpwood costs, which led us to minimize pulpwood production in that period.
In our Southern region, the sawlog harvest was lower in 2014 due to wet weather and a shift to harvest regions that contained less pine sawlog volumes in the first quarter. Pulpwood harvest volumes increased due to additional pine plantation thinnings in the first quarter of 2014, partially offset by wet weather in the second quarter. Prices for both sawlogs and pulpwood were basically unchanged between periods.

Expenses for the segment decreased $5.9 million, or 8%, in the first six months of 2014 from the same period in 2013, primarily due to lower logging and hauling costs and depletion expense resulting from the decreased harvest volumes.
Wood Products Segment

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Increase (Decrease)	Percent Change
Revenues	$188,376	$186,526	$1,850	1%
Operating income	$27,577	$38,635	$(11,058)	(29)%

Lumber shipments (MBF)	331,642	304,829	26,813	9%
Lumber sales prices ($ per MBF)	$403	$418	$(15)	(4)%
Revenues for the segment increased in the first six months of 2014 compared to the same period in 2013 due to increased shipments, partially offset by lower average lumber prices. Expenses for the segment increased $12.9 million, or 9%, due primarily to the higher cost of logs consumed, mainly related to increased prices for sawlogs in Idaho and increased shipments.
Real Estate Segment

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Increase (Decrease)	Percent Change
Revenues	$30,176	$10,444	$19,732	n/m
Operating income	$20,649	$7,199	$13,450	n/m

	2014		2013
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	1,492	$2,059	763	$2,277
Rural real estate	24,024	$1,093	5,388	$1,337
Non-strategic timberland	1,066	$804	2,107	$713
Total	26,582		8,258
Revenues increased $19.7 million, expenses increased $6.3 million and operating income increased $13.5 million in the first six months of 2014 compared to the same period of 2013, due primarily to sales of 9,400 acres of rural real estate in Minnesota in the second quarter of 2014 and 11,000 acres of rural real estate in Idaho in the first quarter of 2014.

Liquidity and Capital Resources
Overview
At June 30, 2014, our financial position included long-term debt of $320.0 million. Cash and short-term investments totaled $83.2 million at June 30, 2014 compared to $57.8 million at December 31, 2013.
Net Cash from Operations
Net cash provided from operating activities was:

•	$68.4 million in 2014 and

•	$41.5 million in 2013.
Net cash from operations increased primarily due to increased cash received from Real Estate transactions. See Note 10: Segment Information for additional information.

Net Cash Flows from Investing Activities
Net cash used for investing activities was $33.7 million for the six months ending June 30, 2014, compared to net cash provided by investing activities of $7.9 million for the same period in 2013. In 2014, we increased short-term investments $21.7 million, compared to a decrease of $19.0 million in 2013.
Net Cash Flows from Financing Activities
Net cash used for financing activities was $31.0 million and $60.0 million for the six months ending June 30, 2014 and 2013, respectively. In 2014, net cash used for financing activities was primarily attributable to paying our quarterly distribution to shareholders of $28.4 million. Net cash used for financing activities in 2013 was primarily for our quarterly distribution to shareholders of $25.1 million and debt redemptions of $36.7 million.
Unsecured Credit Agreement
As of June 30, 2014, there were no borrowings outstanding under our revolving line of credit, and approximately $1.4 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at June 30, 2014 was $248.6 million.
The following table sets forth the financial covenants in the bank credit facility and our status with respect to these covenants as of June 30, 2014:

	Covenant Requirements		Actual Ratios at June 30, 2014
Minimum Interest Coverage Ratio	3.00 to 1.00		6.80 to 1.00
Minimum Timberland Coverage Ratio	3.00 to 1.00		5.85 to 1.00
Maximum Leverage Ratio	5.00 to 1.00	*	2.14 to 1.00
* Commencing January 1, 2015, the Maximum Leverage Ratio will decrease to 4.50 to 1.00.

Senior Notes
Our cumulative Funds Available for Distribution (FAD), as defined in our senior notes' covenants, less our dividends paid was $69.3 million at June 30, 2014. The remaining balance of the basket above FAD available for the payment of future dividends pursuant to the covenants was $90.1 million at June 30, 2014.
Contractual Obligations
There have been no material changes to our contractual obligations in the six months ended June 30, 2014 outside the ordinary course of business.
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
Quantitative Information about Market Risks
The following table summarizes our outstanding debt, interest rate swaps and average interest rates as of June 30, 2014:

(Dollars in thousands)	2014	2015	2016	2017	2018	THEREAFTER	TOTAL
Fixed rate debt:
Principal due	$—	$22,500	$5,000	$11,000	$14,250	$267,335	$320,085
Average interest rate	—	6.95%	8.80%	5.64%	8.88%	6.80%	6.90%
Fair value at 6/30/2014							$351,712
Interest rate swaps:(1)
Fixed to variable	$—	$568	$136	$217	$676	$—	$1,597
Fair value at 6/30/2014							$1,597

(1)
Interest rate swaps are included in long-term debt and the offsetting derivative asset is included in other noncurrent assets on the Consolidated Condensed Balance Sheets. See Note 8: Financial Instruments for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2014. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2014.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Internal Control Over Financial Reporting
In the six months ended June 30, 2014 there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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

POTLATCH CORPORATION
(Registrant)

		By	/s/ Jerald W. Richards
Jerald W. Richards
Vice President and Chief Financial Officer
(Duly Authorized; Principal Financial Officer and Principal Accounting Officer)

Date:	July 24, 2014

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(a)*	Potlatch Corporation Director Compensation, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 13, 2014.

(10)(b)*
Potlatch Corporation Deferred Compensation Plan for Directors II, amended and restated effective January 1, 2014, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 13, 2014.

(10)(c)	Potlatch Corporation 2014 Long-Term Incentive Plan, effective May 5, 2014.

(10)(d)*	Potlatch Corporation 2014 Form of Performance Share Award Notice and Agreement, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

(10)(e)*	Potlatch Corporation 2014 Form of RSU Award Notice and Award Agreement, filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2014, filed on July 24, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the quarters and six months ended June 30, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2014 and 2013, (iii) the Consolidated Condensed Balance Sheets at June 30, 2014 and December 31, 2013, (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

 * Incorporated by reference