Form 10-Q
period 2014-09-30
POTLATCH CORP
filed 2014-10-21
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of October 20, 2014 was 40,596,268.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1. FINANCIAL STATEMENTS

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Income
Unaudited (Dollars in thousands, except per-share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Revenues	$177,215	$157,869	$460,713	$430,334
Costs and expenses:
Cost of goods sold	121,574	112,499	322,016	302,702
Selling, general and administrative expenses	10,772	13,444	32,794	37,157
Environmental remediation charge	—	1,022	—	3,522
	132,346	126,965	354,810	343,381
Operating income	44,869	30,904	105,903	86,953
Interest expense, net	(5,506)	(5,556)	(16,475)	(17,559)
Income before income taxes	39,363	25,348	89,428	69,394
Income taxes	(6,209)	(3,157)	(19,654)	(12,534)
Net income	$33,154	$22,191	$69,774	$56,860

Net income per share:
Basic	$0.81	$0.55	$1.71	$1.40
Diluted	0.81	0.54	1.71	1.40
Distributions per share	$0.35	$0.31	$1.05	$0.93
Weighted average shares outstanding (in thousands):
Basic	40,745	40,530	40,733	40,493
Diluted	40,889	40,720	40,861	40,686
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Net income	$33,154	$22,191	$69,774	$56,860
Other comprehensive income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(867) and $(870), $(2,601)and $(2,611)	(1,357)	(1,362)	(4,069)	(4,085)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,621 and $2,255, $4,866 and $6,768	2,538	3,529	7,612	10,586
Other comprehensive income, net of tax	1,181	2,167	3,543	6,501
Comprehensive income	$34,335	$24,358	$73,317	$63,361
Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic cost. See Note 7: Pension Plans and Other Postretirement Employee Benefits for additional information.`
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Balance Sheets
Unaudited (Dollars in thousands, except per-share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$8,299	$5,586
Short-term investments	65,044	52,251
Receivables, net	23,563	16,572
Inventories	30,728	36,275
Deferred tax assets	7,724	7,724
Other assets	8,769	11,961
Total current assets	144,127	130,369
Property, plant and equipment, net	63,788	59,976
Timber and timberlands, net	449,423	455,871
Deferred tax assets	15,383	21,576
Noncurrent investments	29,394	3,144
Other assets	9,063	9,594
Total assets	$711,178	$680,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$—	$—
Accounts payable and accrued liabilities	59,977	50,318
Total current liabilities	59,977	50,318
Long-term debt	319,749	320,092
Liability for pension and other postretirement employee benefits	70,130	83,619
Other long-term obligations	15,558	22,353
Stockholders’ equity	245,764	204,148
Total liabilities and stockholders' equity	$711,178	$680,530

Shares outstanding (in thousands)	40,596	40,537
Working capital	$84,150	$80,051
Current ratio	2.4:1	2.6:1
The accompanying notes are an integral part of these consolidated financial statements.
Certain 2013 amounts have been reclassified to conform to the 2014 presentation.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)

	Nine Months Ended September 30,

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,774	$56,860
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	19,326	20,071
Basis of real estate sold	7,289	1,945
Change in deferred taxes	1,127	(1,870)
Employee benefit plans	616	5,182
Employee equity-based compensation expense	3,058	3,271
Other, net	(1,805)	(22)
Funding of qualified pension plans	(3,550)	—
Working capital and operating related activities	11,829	(10,370)
Net cash from operating activities	107,664	75,067
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments	(12,793)	6,272
Transfer to company owned life insurance (COLI)	(25,476)	—
Property, plant and equipment	(9,174)	(7,924)
Timberlands reforestation and timberland roads	(7,840)	(9,011)
Acquisition of timber and timberlands	(3,143)	—
Other, net	1,126	(901)
Net cash from investing activities	(57,300)	(11,564)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(42,621)	(37,680)
Repayment of long-term debt	—	(36,663)
Exercises of stock options	128	1,798
Deferred financing costs	(957)	(25)
Employee tax withholdings on equity-based compensation	(1,092)	(1,757)
Change in book overdrafts	(2,919)	19
Other, net	(190)	(186)
Net cash from financing activities	(47,651)	(74,494)
Change in cash	2,713	(10,991)
Cash at beginning of period	5,586	16,985
Cash at end of period	$8,299	$5,994
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest, net of amount capitalized	$11,164	$12,463
Income taxes, net	12,192	15,658
The accompanying notes are an integral part of these consolidated financial statements.
Certain 2013 amounts have been reclassified to conform to the 2014 presentation.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This update was issued as Accounting Standards Codification Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

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

NOTE 4. EARNINGS PER SHARE
The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands, except per-share amounts)	2014	2013	2014	2013
Net income	$33,154	$22,191	$69,774	$56,860

Basic weighted average shares outstanding	40,744,667	40,530,393	40,732,704	40,492,901
Incremental shares due to:
Performance shares	114,579	115,310	98,877	121,483
Restricted stock units	27,816	68,256	27,416	64,979
Stock options	2,218	6,099	1,981	6,803
Diluted weighted average shares outstanding	40,889,280	40,720,058	40,860,978	40,686,166

Basic net income per share	$0.81	$0.55	$1.71	$1.40
Diluted net income per share	$0.81	$0.54	$1.71	$1.40

Antidilutive shares excluded from the calculation:
Performance shares	—	18,295	—	10,068
Restricted stock units	—	—	—	—
Total antidilutive shares excluded from the calculation	—	18,295	—	10,068

NOTE 5. EQUITY-BASED COMPENSATION
As of September 30, 2014, we had three stock incentive plans under which performance share grants, restricted stock unit (RSU) grants and stock options were outstanding, with approximately 1,082,692 shares authorized for future use under the 2014 Long-Term Incentive Plan.
On May 8, 2014, our board approved changes to our director compensation program. This amendment states that upon a director's separation from the company, all deferred awards will be settled in company stock and no longer settled in cash. This resulted in a reclassification of the related $4.3 million liability to stockholders' equity.
As of September 30, 2014, there were 113,148 shares that will be distributed to directors in the future.
The following table details our equity-based compensation expense and director deferred compensation expense for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2014	2013	2014	2013
Employee equity-based compensation expense:
Performance shares	$882	$959	$2,577	$2,708
Restricted stock units	144	211	481	563
Total employee equity-based compensation expense	$1,026	$1,170	$3,058	$3,271

Total tax benefit recognized	$62	$—	$217	$71

Director deferred compensation expense	$111	$25	$125	$375
PERFORMANCE SHARES
The following table presents the key inputs used in the Monte Carlo simulation method to calculate the fair value of the performance share awards in 2014 and 2013, and the resulting fair values:

	2014	2013
Shares granted	87,441	83,111
Stock price as of valuation date	$39.76	$45.31
Risk-free rate	0.72%	0.40%
Fair value of a performance share	$45.57	$62.78
The following table summarizes outstanding performance share awards as of September 30, 2014, and changes during the nine months ended September 30, 2014:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	155,814	$48.73
Granted	87,441	45.57
Forfeited	(6,080)	50.26
Unvested shares outstanding at September 30	237,175	47.53	$9,537
As of September 30, 2014, there was $5.1 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted average period of 1.3 years.

RESTRICTED STOCK UNITS
The following table summarizes outstanding RSU awards as of September 30, 2014, and changes during the nine months ended September 30, 2014:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	37,461	$38.69
Granted	15,849	39.85
Vested	(6,050)	42.09
Forfeited	(2,025)	40.95
Unvested shares outstanding at September 30	45,235	38.54	$1,819
The fair value of each RSU equaled our common share price on the date of grant. The total fair value of RSU awards vested during the nine months ended September 30, 2014 was $0.3 million. As of September 30, 2014, there was $1.0 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted average period of 1.3 years.
STOCK OPTIONS
The following table summarizes outstanding stock options as of September 30, 2014, and changes during the nine months ended September 30, 2014:

(Dollars in thousands, except exercise prices)	Shares	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	12,859	$30.92
Shares exercised	(4,286)	30.92
Shares canceled or expired	—	—
Outstanding and exercisable at September 30	8,573	30.92	$80
The following table summarizes outstanding stock options as of September 30, 2014:

	Options Outstanding and Exercisable
Exercise Price	Outstanding	Weighted Avg. Remaining Contractual Life
$30.9204	8,573	0.17 years

NOTE 6. INVENTORIES
The following table details the composition of our inventories:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Inventories:
Lumber and other manufactured wood products	$17,416	$15,967
Logs	7,292	14,975
Materials and supplies	6,020	5,333
	$30,728	$36,275

NOTE 7. DEBT
Unsecured Credit Agreement
On August 12, 2014, we entered into a new amended and restated credit agreement with an expiration date of February 12, 2020, which supersedes our previous credit agreement dated as of December 11, 2012. This new credit agreement provides for a revolving line of credit with an initial aggregate principal amount not to exceed $250 million, which may be increased by up to an additional $250 million of principal amount. It also includes a sublimit of $40 million for the issuance of standby letters of credit and a sublimit of $25 million for swing line loans.
As of September 30, 2014, there were no borrowings outstanding under our revolving line of credit, and approximately $1.4 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at September 30, 2014 was $248.6 million.

NOTE 8. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB) for the quarters and nine months ended September 30:

	Quarters Ended September 30,
	Pension		OPEB
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$1,270	$1,329	$7	$24
Interest cost	4,796	4,457	435	453
Expected return on plan assets	(6,128)	(6,523)	—	—
Amortization of prior service cost (credit)	187	195	(2,411)	(2,427)
Amortization of actuarial loss	3,613	4,982	546	802
Net periodic cost (benefit)	$3,738	$4,440	$(1,423)	$(1,148)

	Nine Months Ended September 30,
	Pension		OPEB
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$3,810	$3,988	$19	$70
Interest cost	14,388	13,369	1,306	1,358
Expected return on plan assets	(18,384)	(19,569)	—	—
Amortization of prior service cost (credit)	561	585	(7,231)	(7,281)
Amortization of actuarial loss	10,839	14,947	1,639	2,407
Net periodic cost (benefit)	$11,214	$13,320	$(4,267)	$(3,446)

During the nine months ended September 30, 2014, we made qualified pension plan contributions of $3.6 million and non-qualified supplemental pension payments of $1.3 million.

The following tables detail the changes in accumulated other comprehensive loss (AOCL) by component for the quarters and nine months ended September 30:

	Quarter Ended September 30, 2014
(Dollars in thousands)	Pension	OPEB	Total
AOCL at July 1			$96,358
Amortization of defined benefit items, net of tax:(1)
Prior service credit (cost)	$(114)	$1,471	1,357
Actuarial loss	(2,204)	(334)	(2,538)
Total reclassification for the period	$(2,318)	$1,137	(1,181)
AOCL at September 30			$95,177

	Quarter Ended September 30, 2013
(Dollars in thousands)	Pension	OPEB	Total
AOCL at July 1			$136,564
Amortization of defined benefit items, net of tax:(1)
Prior service credit (cost)	$(119)	$1,481	1,362
Actuarial loss	(3,040)	(489)	(3,529)
Total reclassification for the period	$(3,159)	$992	(2,167)
AOCL at September 30			$134,397

	Nine Months Ended September 30, 2014
(Dollars in thousands)	Pension	OPEB	Total
AOCL at January 1			$98,720
Amortization of defined benefit items, net of tax:(1)
Prior service credit (cost)	$(342)	$4,411	4,069
Actuarial loss	(6,612)	(1,000)	(7,612)
Total reclassification for the period	$(6,954)	$3,411	(3,543)
AOCL at September 30			$95,177

	Nine Months Ended September 30, 2013
(Dollars in thousands)	Pension	OPEB	Total
AOCL at January 1			$140,898
Amortization of defined benefit items, net of tax:(1)
Prior service credit (cost)	$(357)	$4,442	4,085
Actuarial loss	(9,118)	(1,468)	(10,586)
Total reclassification for the period	$(9,475)	$2,974	(6,501)
AOCL at September 30			$134,397

(1) Amortization of prior service credit (cost) and amortization of actuarial loss are included in the computation of net periodic cost.

NOTE 9. FINANCIAL INSTRUMENTS
The following table presents the estimated fair values of our financial instruments:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$73,343	$73,343	$57,837	$57,837
Derivative asset related to interest rate swaps (Level 2)	1,271	1,271	1,830	1,830
Long-term debt, including fair value adjustments related to fair value hedges (Level 2)	319,749	349,682	320,092	347,869
FAIR VALUE HEDGES OF INTEREST RATE RISK
The following table presents the gross fair values of derivative instruments on our Consolidated Condensed Balance Sheets as of the balance sheet dates:

(Dollars in thousands)	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$1,271	$1,830
Total derivatives designated as hedging instruments		$1,271	$1,830

The following table details the effect of derivatives on the Consolidated Statements of Income for the quarters and nine months ended September 30:

	Location of Gain Recognized in Income	Gain Recognized in Income
		Quarters Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)		2014	2013	2014	2013
Derivatives designated in fair value hedging relationships:
Realized gain on interest rate contract(1)	Interest expense	$239	$235	$740	$722
Net gain recognized in income from fair value hedges		$239	$235	$740	$722

(1)	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the periods.
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

NOTE 11. SEGMENT INFORMATION
The following table summarizes information by business segment for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2014	2013	2014	2013
Revenues:
Resource	$91,919	$77,017	$183,336	$177,254
Wood Products	99,213	92,116	287,589	278,642
Real Estate	6,176	8,868	36,352	19,312
	197,308	178,001	507,277	475,208
Elimination of intersegment revenues - Resource	(20,093)	(20,132)	(46,564)	(44,874)
Total consolidated revenues	$177,215	$157,869	$460,713	$430,334

Operating income:
Resource	$34,080	$25,369	$61,122	$55,361
Wood Products	15,743	11,319	43,320	49,954
Real Estate	4,646	6,493	25,295	13,692
Eliminations and adjustments	(1,994)	(791)	(364)	(67)
	52,475	42,390	129,373	118,940
Corporate	(7,606)	(11,486)	(23,470)	(31,987)
Operating income	44,869	30,904	105,903	86,953
Interest expense, net	(5,506)	(5,556)	(16,475)	(17,559)
Income before income taxes	$39,363	$25,348	$89,428	$69,394

Depreciation, depletion and amortization:
Resource	$6,101	$5,888	$12,745	$13,520
Wood Products	1,543	1,581	4,587	4,610
Real Estate	15	15	44	42
	7,659	7,484	17,376	18,172
Corporate	665	562	1,950	1,899
Total depreciation, depletion and amortization	$8,324	$8,046	$19,326	$20,071

Basis of real estate sold:
Real Estate	$519	$1,170	$7,928	$2,370
Eliminations and adjustments	(64)	(132)	(639)	(425)
Total basis of real estate sold	$455	$1,038	$7,289	$1,945

NOTE 12. SUBSEQUENT EVENT

We signed a purchase agreement to acquire approximately 201,000 acres of timberlands in Mississippi and Alabama from affiliates of Resource Management Service, LLC for $384 million on October 15, 2014. We expect to finance with new long-term debt and cash. Earnings from these assets will be reported in our Resource segment after closing, which is expected to occur late in the fourth quarter of 2014. The transaction is subject to the satisfaction of customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding acquisition of timberlands in Mississippi and Alabama and financing thereof, recognition of compensation costs relating to our performance shares and RSUs, U.S. housing market conditions, housing starts and recovery, real estate demand and pricing, log prices, lumber demand and prices, business conditions for our business segments, Resource segment results, Wood Products segment results, Real Estate segment results, transfer of cash from company owned life insurance (COLI) and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Our Resource earnings and cash flows were seasonably strong, although our planned harvest was constrained somewhat by wet weather in the South during the third quarter of 2014. For the quarter and nine months ending September 30, 2014, improved log pricing has resulted in increased revenues and operating income when compared to 2013. The Wood Products and Real Estate business have both performed well throughout 2014.

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

Consolidated Results Comparing the Quarters Ended September 30, 2014 and 2013
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the quarters ended September 30:

(Dollars in thousands)	2014	2013	Amount of Change	Percent Change
Revenues	$177,215	$157,869	$19,346	12%
Costs and expenses:
Cost of goods sold	121,574	112,499	9,075	8%
Selling, general and administrative expenses	10,772	13,444	(2,672)	(20)%
Environmental remediation charge	—	1,022	(1,022)	(100)%
	132,346	126,965	5,381	4%
Operating income	44,869	30,904	13,965	45%
Interest expense, net	(5,506)	(5,556)	50	(1)%
Income before income taxes	39,363	25,348	14,015	55%
Income tax provision	(6,209)	(3,157)	(3,052)	97%
Net income	$33,154	$22,191	$10,963	49%
Revenues – Revenues increased in the third quarter of 2014 over the same period in 2013 primarily due to increased revenues from both our Resource and Wood Products segments. Resource revenues increased due to higher log prices in both our Northern and Southern regions and increased harvest volumes in the Northern region. Wood Products segment revenues increased due to product pricing. A more detailed analysis of revenues follows in the operating results by business segments.
Cost of goods sold – Cost of goods sold increased in the third quarter of 2014 over the third quarter of 2013 due to the higher logging and hauling costs resulting from increased harvest volumes in our Resource Segment, and higher per-unit costs of logs consumed in our Wood Products segment.
Selling, general and administrative expenses – Selling, general and administrative expenses decreased in the third quarter of 2014 from the same period in 2013 primarily due to non-cash mark-to-market adjustments related to our deferred compensation plans and lower incentive plan expenses.
Environmental remediation charge – In the third quarter of 2013 we recorded a pre-tax charge of $1.0 million related to remediation costs associated with our Avery Landing site in Idaho. We completed the remediation work in 2013.
Income tax provision – Our consolidated effective tax rate for the third quarter of 2014 was 15.8% compared to 12.5% in the third quarter of 2013. The increase between periods resulted from nonrecurring tax benefits recorded in 2013.

Business Segment Results Comparing the Quarters Ended September 30, 2014 and 2013
Resource Segment

	Quarters Ended September 30,
(Dollars in thousands)	2014	2013	Increase (Decrease)	Percent Change
Revenues (before elimination of intersegment revenues)	$91,919	$77,017	$14,902	19%
Operating income	$34,080	$25,369	$8,711	34%

Harvest Volumes (in tons)
Northern region
Sawlog	720,460	649,063	71,397	11%
Pulpwood	62,340	16,538	45,802	n/m
Stumpage	1,862	1,537	325	21%
Total	784,662	667,138	117,524	18%

Southern region
Sawlog	200,838	209,121	(8,283)	(4)%
Pulpwood	229,635	237,511	(7,876)	(3)%
Stumpage	1,095	181	914	n/m
Total	431,568	446,813	(15,245)	(3)%

Total harvest volume	1,216,230	1,113,951	102,279	9%

Sales Price/Unit ($ per ton)
Northern region
Sawlog	$96	$89	$7	8%
Pulpwood	$45	$38	$7	18%

Southern region
Sawlog	$50	$46	$4	9%
Pulpwood	$35	$33	$2	6%
Revenues increased in the third quarter of 2014 from the same period in 2013 as a result of increased harvest volumes and pricing. Increased pricing and harvest volumes accounted for $7.0 million and $6.7 million, respectively, of the revenue variance.
In our Northern region, we moved planned third quarter 2013 harvest volumes into the first quarter of 2013 to take advantage of higher pricing. Consequently, sawlog volumes increased in the third quarter of 2014 when compared to 2013. Pulpwood volumes and prices increased in the third quarter of 2014 over the third quarter of 2013 due to stronger demand. An oversupply of residuals and chips in the Northwest in the third quarter of 2013 resulted in decreased pulpwood prices, which led us to minimize pulpwood production in that period.
In our Southern region, demand for hardwood sawlogs during the third quarter of 2014 was stronger than 2013. As a result, we increased hardwood sawlog harvest to realize increased pricing. Pine sawlog prices remained relatively flat.
Expenses for the segment increased $6.2 million, or 12%, in the third quarter of 2014 from the same period in 2013, primarily due to higher logging and hauling costs and depletion expense resulting from the increased harvest volumes.

Wood Products Segment

	Quarters Ended September 30,
(Dollars in thousands)	2014	2013	Increase (Decrease)	Percent Change
Revenues	$99,213	$92,116	$7,097	8%
Operating income	$15,743	$11,319	$4,424	39%

Lumber shipments (MBF)	171,818	173,355	(1,537)	(1)%
Lumber sales prices ($ per MBF)	$408	$363	$45	12%
Revenues for the segment increased in the third quarter of 2014 compared to the same period in 2013 due to higher average lumber prices, partially offset by slightly lower shipments. Lumber prices realized in the third quarter of 2014 were relatively stable, particularly when compared to 2013 when prices were recovering from a second quarter correction. Expenses for the segment increased $2.7 million, or 3%, due primarily to the higher costs of logs consumed.
Real Estate Segment

	Quarters Ended September 30,
(Dollars in thousands)	2014	2013	Decrease	Percent Change
Revenues	$6,176	$8,868	$(2,692)	(30)%
Operating income	$4,646	$6,493	$(1,847)	(28)%

	2014		2013
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	1,876	$2,096	2,899	$2,055
Rural real estate	1,721	$1,245	2,116	$1,295
Non-strategic timberland	202	$610	279	$608
Total	3,799		5,294
Revenues decreased $2.7 million, expenses decreased $0.9 million and operating income decreased $1.8 million in the third quarter of 2014 compared to the same period of 2013, due to the sale of 1,495 less acres.

Consolidated Results Comparing the Nine Months Ended September 30, 2014 and 2013
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the nine months ended September 30:

(Dollars in thousands)	2014	2013	Amount of Change	Percent Change
Revenues	$460,713	$430,334	$30,379	7%
Costs and expenses:
Cost of goods sold	322,016	302,702	19,314	6%
Selling, general and administrative expenses	32,794	37,157	(4,363)	(12)%
Environmental remediation charge	—	3,522	(3,522)	(100)%
	354,810	343,381	11,429	3%
Operating income	105,903	86,953	18,950	22%
Interest expense, net	(16,475)	(17,559)	1,084	(6)%
Income before income taxes	89,428	69,394	20,034	29%
Income tax provision	(19,654)	(12,534)	(7,120)	57%
Net income	$69,774	$56,860	$12,914	23%
Revenues – Revenues increased for all three business segments in the first nine months of 2014 over the same period in 2013. Resource segment revenues increased due to product pricing and mix variances partially offset by lower harvest volumes. Wood Products revenues increased due to increased lumber shipments and pricing. Real Estate segment revenues increased due to real estate acres sold. A more detailed analysis of revenues follows in the operating results by business segments.
Cost of goods sold – Cost of goods sold increased in the first nine months of 2014 over the same period in 2013. Resource segment expenses increased due to higher logging and hauling rates partially offset by lower shipments compared to 2013. Higher costs of logs consumed and increased shipments from our Wood Products segment, and increased basis of real estate sold also resulted in higher costs of goods sold.
Selling, general and administrative expenses – Selling, general and administrative expenses decreased in the first nine months of 2014 from the same period in 2013 primarily due to lower incentive plan expenses and non-cash mark-to-market adjustments related to our deferred compensation plans.
Environmental remediation charge – In the first nine months of 2013 we recorded pre-tax charges totaling $3.5 million related to remediation costs associated with our Avery Landing site in Idaho. We completed the remediation work in 2013.
Interest expense, net – Net interest expense decreased in the first nine months of 2014 from the same period in 2013 due to debt redemptions in 2013.
Income tax provision – Our consolidated effective tax rate for the first nine months of 2014 was 22.0% compared to 18.1% in the first nine months of 2013. The increase between periods resulted from proportionately higher operating income in the TRS compared to the REIT.

Business Segment Results Comparing the Nine Months Ended September 30, 2014 and 2013
Resource Segment

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Increase (Decrease)	Percent Change
Revenues (before elimination of intersegment revenues)	$183,336	$177,254	$6,082	3%
Operating income	$61,122	$55,361	$5,761	10%

Harvest Volumes (in tons)
Northern region
Sawlog	1,443,375	1,490,333	(46,958)	(3)%
Pulpwood	153,043	110,801	42,242	38%
Stumpage	15,305	23,496	(8,191)	(35)%
Total	1,611,723	1,624,630	(12,907)	(1)%

Southern region
Sawlog	438,603	523,811	(85,208)	(16)%
Pulpwood	598,600	602,691	(4,091)	(1)%
Stumpage	7,022	181	6,841	n/m
Total	1,044,225	1,126,683	(82,458)	(7)%

Total harvest volume	2,655,948	2,751,313	(95,365)	(3)%

Sales Price/Unit ($ per ton)
Northern region
Sawlog	$91	$86	$5	6%
Pulpwood	$43	$36	$7	19%

Southern region
Sawlog	$46	$43	$3	7%
Pulpwood	$33	$33	$—	—%
Revenues increased in the first nine months of 2014 from the same period in 2013 due to increased prices, partially offset by lower harvest volumes. The increase in pricing accounted for $9.7 million of the revenue variance, offset by $6.0 million due to decrease in harvest volumes.
In our Northern region, we pulled forward a portion of the harvest planned for the second half of 2013 into the first quarter to take advantage of higher prices. Consequently, we had comparatively lower harvest volumes in 2014. Sawlog prices increased in 2014, particularly in the first quarter, due to higher lumber prices given indexing. Pulpwood prices increased in the first nine months of 2014 over the same period in 2013 due to improved demand. An oversupply of residuals and chips in the Northwest in 2013 resulted in decreased pulpwood prices, which led us to minimize pulpwood production in that period.
In our Southern region, the sawlog harvest in 2014 decreased from 2013 due to wet weather and a shift in mix toward higher value hardwood and pine plywood pine sawlogs. Prices for pine sawlogs and pulpwood were relatively flat between periods for comparable products.

Wood Products Segment

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Increase (Decrease)	Percent Change
Revenues	$287,589	$278,642	$8,947	3%
Operating income	$43,320	$49,954	$(6,634)	(13)%

Lumber shipments (MBF)	503,460	478,184	25,276	5%
Lumber sales prices ($ per MBF)	$404	$398	$6	2%
Revenues for the segment increased in the first nine months of 2014 compared to the same period in 2013 due to increased shipments and increased lumber prices. Expenses for the segment increased $15.6 million, or 7%, due primarily to increased shipments and the higher cost of logs consumed, mainly related to increased prices for sawlogs in Idaho and the Lake States.
Real Estate Segment

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Increase	Percent Change
Revenues	$36,352	$19,312	$17,040	88%
Operating income	$25,295	$13,692	$11,603	85%

	2014		2013
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	3,368	$2,080	3,662	$2,102
Rural real estate	25,745	$1,103	7,504	$1,325
Non-strategic timberland	1,268	$773	2,386	$701
Total	30,381		13,552
Revenues increased $17.0 million, expenses increased $5.4 million and operating income increased $11.6 million in the first nine months of 2014 compared to the same period of 2013, due primarily to sales of 9,400 acres of rural real estate in Minnesota in the second quarter of 2014 and 11,000 acres of rural real estate in Idaho in the first quarter of 2014.

Liquidity and Capital Resources
Overview
At September 30, 2014, our financial position included:

•	cash and short-term investments totaled $73.3 million;

•	noncurrent investments of $29.4 million, primarily made up of company owned life insurance (COLI); and

•	long-term debt of $319.7 million

Net Cash from Operations
Net cash provided from operating activities was:

•	$107.7 million in 2014 and

•	$75.1 million in 2013.

Net cash from operations increased $32.6 million for the nine months ended 2014 as compared with 2013, primarily due to increased cash received from customers of $31.4 million. See Note 10: Segment Information for additional information.
Net Cash Flows from Investing Activities
Net cash used for investing activities was $57.3 million for the nine months ending September 30, 2014, compared to $11.6 million in 2013. In 2014, we transfered $25 million of cash to our COLI in order to generate a higher return. Short-term investments increased $12.8 million in 2014, compared to a decrease of $6.3 million in 2013.
Net Cash Flows from Financing Activities
Net cash used for financing activities was $47.7 million and $74.5 million for the nine months ending September 30, 2014 and 2013, respectively. In 2014, net cash used for financing activities was primarily attributable to paying our quarterly distribution to shareholders of $42.6 million. Net cash used for financing activities in 2013 was primarily for our quarterly distribution to shareholders of $37.7 million and debt redemptions of $36.7 million.
Unsecured Credit Agreement
On August 12, 2014, we entered into a new amended and restated credit agreement with an expiration date of February 12, 2020, which supersedes our previous credit agreement dated as of December 11, 2012. This new credit agreement provides for a revolving line of credit with an initial aggregate principal amount not to exceed $250 million, which may be increased by up to an additional $250 million of principal amount. It also includes a sublimit of $40 million for the issuance of standby letters of credit and a sublimit of $25 million for swing line loans.
As of September 30, 2014, there were no borrowings outstanding under our revolving line of credit, and approximately $1.4 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at September 30, 2014 was $248.6 million.
The credit agreement contains financial covenants including the maintenance of a minimum interest coverage ratio, a maximum leverage ratio and a maximum number of allowable acres to be sold.
The following table sets forth the financial covenants in the bank credit facility and our status with respect to these covenants as of September 30, 2014:

	Covenant Requirements	Actuals at September 30, 2014
Minimum Interest Coverage Ratio	3.00 to 1.00	7.42 to 1.00
Maximum Leverage Ratio	40%	16%
Maximum Allowable Acres to be Sold	433,051	3,800
The Interest Coverage Ratio is our twelve months ended EBITDDA, which is defined as net income adjusted for interest expense, income taxes, depreciation, depletion and amortization, the basis of real estate sold and non-cash equity compensation expense, divided by interest expense for the same period.
The Leverage Ratio is our Total Funded Indebtedness divided by our Total Asset Value. Our Total Funded Indebtedness consists of our long-term debt, including any current installments on long-term debt, plus the total amount outstanding under the letter of credit subfacility. Our Total Asset Value per the credit agreement is defined as the value of our timberlands, updated for acquisitions and dispositions, the book basis of our wood products manufacturing facilities, cash and short-term investments, and the cash value of our COLI. The book basis of our Wood Products manufacturing facilities and the cash value of our COLI are each limited to 5% of Total Asset Value.
Senior Notes
The terms of our senior notes limit our ability and the ability of any subsidiary guarantors to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, and create liens. Such restricted transactions are permitted if the balance of our Funds Available for Distribution (FAD), plus a basket amount if needed, provides sufficient funds to cover such restricted payments. Our cumulative FAD was $89.3 million at September 30, 2014. The balance of the FAD basket was $90.1 million at September 30, 2014.
Alabama and Mississippi Timberland Acquisition
We signed a purchase agreement on October 15, 2014 to acquire approximately 201,000 acres of timberland in Mississippi and Alabama from affiliates of Resource Management Service, LLC. for $384 million. We expect to finance with new long-term debt and $75 million in cash. We plan to transfer approximately $29 million from our COLI to cash in the fourth quarter. The transaction is subject to the satisfaction of customary closing conditions.
Contractual Obligations
There have been no material changes to our contractual obligations in the nine months ended September 30, 2014 outside the ordinary course of business.
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
Quantitative Information about Market Risks
The following table summarizes our outstanding debt, interest rate swaps and average interest rates as of September 30, 2014:

(Dollars in thousands)	2014	2015	2016	2017	2018	THEREAFTER	TOTAL
Fixed rate debt:
Principal due	$—	$22,500	$5,000	$11,000	$14,250	$267,335	$320,085
Average interest rate	—	6.95%	8.80%	5.64%	8.88%	6.80%	6.90%
Fair value at 9/30/2014							$349,682
Interest rate swaps:(1)
Fixed to variable	$—	$458	$110	$173	$530	$—	$1,271
Fair value at 9/30/2014							$1,271

(1)
Interest rate swaps are included in long-term debt and the offsetting derivative asset is included in other noncurrent assets on the Consolidated Condensed Balance Sheets. See Note 8: Financial Instruments for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ( the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2014. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2014.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Internal Control Over Financial Reporting
In the nine months ended September 30, 2014, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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

POTLATCH CORPORATION
(Registrant)

		By	/s/ Jerald W. Richards
Jerald W. Richards
Vice President and Chief Financial Officer
(Duly Authorized; Principal Financial Officer and Principal Accounting Officer)

Date:	October 20, 2014

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(a)*
Amended and Restated Credit Agreement dated as of August 12, 2014, among Potlatch Corporation and its wholly owned subsidiaries as borrowers, KeyBank National Association, as administrative agent, swing line lender and L/C issuer, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 14, 2014.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2014, filed on October 20, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the quarters and nine months ended September 30, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Condensed Balance Sheets at September 30, 2014 and December 31, 2013, (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

 * Incorporated by reference