Form 10-K
period 2014-12-31
POTLATCH CORP
filed 2015-02-13
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer (Do not check if a smaller reporting company) ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2014, was approximately $1,680.5 million, based on the closing price of $41.40.
As of January 31, 2015, 40,605,179 shares of the registrant's common stock, par value $1 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2014 annual meeting of stockholders expected to be filed with the Commission on or about April 1, 2015 are incorporated by reference in Part III hereof.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding:

•	timber inventory;

•	payments under timber cutting contracts;

•	increasing lumber demand and pricing in North America in 2015;

•	increased North American housing starts and repair and remodel activity;

•	the expected positive effect on timber prices of increased lumber demand and higher lumber prices;

•	expected sawlog prices in 2015;

•	expected increase in 2015 timber harvest volume of 800,000 tons from acquisition of Alabama and Mississippi timberlands;

•	expected generation of $1.5 million in annual revenues from recreational leases in Alabama and Mississippi;

•	expected harvest level of between 4.0 million and 4.8 million tons each year over the next 15 years;

•	expected 2015 overall timber harvest of 4.5 million tons;

•	expected sale of 37% of Northern region timber volume under log supply agreements in 2015;

•	expected volumes and value of timber to be sold in the Southern region in 2015 under log supply agreements;

•	expected sales of 80,000 acres of higher and better use (HBU) property,140,000 acres of rural real estate property and 80,000 acres of non-strategic timberland over the next decade or more;

•	funding of our dividend distributions in 2015;

•	compliance with REIT tax rules;

•	FSC® and SFI® certification of our timberlands;

•	expectations regarding premium prices for FSC®-certified logs and FSC®-certified lumber;

•	realization of deferred tax assets;

•	expected capital expenditures in 2015;

•	expectations regarding funding of our pension plans in 2015;

•	expectations regarding supplemental pension plan payments in 2015:

•	estimated future benefit payments;

•	estimated future payments under operating leases;

•	estimated future debt payments; and

•	expected liquidity in 2015 to fund our operations, regular stockholder distributions, capital expenditures and debt service obligations and related matters.
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
Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	changes in timber growth rates;

•	changes in silviculture;

•	timber cruising variables;

•	changes in state forest acts or best management practices;

•	changes in timber harvest levels on our lands;

•	changes in timber prices;

•	changes in timberland values;

•	changes in policy regarding governmental timber sales;

•	changes in the United States and international economies;

•	changes in interest rates and discount rates;

2014 FORM 10-K / 1

•	changes in requirements for FSC® or SFI® certification;

•	changes in the level of residential and commercial construction and remodeling activity;

•	changes in tariffs, quotas and trade agreements involving wood products;

•	changes in demand for our products;

•	changes in production and production capacity in the forest products industry;

•	competitive pricing pressures for our products;

•	unanticipated manufacturing disruptions;

•	changes in general and industry-specific environmental laws and regulations;

•	unforeseen environmental liabilities or expenditures;

•	weather conditions;

•	changes in raw material and other costs;

•	collectability of amounts owed by customers;

•	changes in federal and state tax laws;

•	the ability to satisfy complex rules in order to remain qualified as a REIT; and

•	changes in tax laws that could reduce the benefits associated with REIT status.
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

2 / POTLATCH CORPORATION

Part I
ITEM 1. BUSINESS
General
Potlatch Corporation is a real estate investment trust (REIT) that owns approximately 1.6 million acres of timberlands in Alabama, Arkansas, Idaho, Minnesota and Mississippi. We derive much of our income from investments in real estate, including the sale of standing timber. Through wholly owned taxable REIT subsidiaries, which we refer to collectively in this report as Potlatch TRS, we operate a real estate sales and development business and five wood products manufacturing facilities that produce lumber and plywood.
Our businesses are organized into three operating segments:

•
Resource: Our Resource segment manages our timberlands to optimize revenue producing opportunities while adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The Resource segment also generates revenues from activities such as hunting leases, recreation permits and leases, mineral rights leases, biomass production and carbon sequestration.

•	Wood Products: Our Wood Products segment manufactures and markets lumber and plywood.

•
Real Estate: The business of our Real Estate segment consists primarily of the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives. The Real Estate segment engages in real estate sales, subdivision and development activities through Potlatch TRS.

Additional information regarding each of our operating segments is included in this section, as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16: Segment Information in the Notes to Consolidated Financial Statements.
We are focused on the ownership of timberland, which we view as a unique and attractive asset due to the renewable nature of timber resources and timber’s long-term history of price appreciation in excess of inflation. Our primary objectives include using our timberland investments to generate income and maximizing the long-term value of our assets. We pursue these objectives by adhering to the following strategies:

•
Managing our timberlands to improve their long-term sustainable yield. We manage our timberlands in a manner designed to optimize the balance among timber growth, prudent environmental management and current cash flow, in order to achieve increasing levels of sustainable yield over the long term. We may choose to harvest timber at levels above or below our then-current estimate of sustainability for short periods of time, including improving the long-term productivity of certain timber stands or in response to market conditions. In addition, we focus on optimizing timber returns by continually improving productivity and yields through advanced silvicultural practices that take into account soil, climate and biological considerations.

•
Pursuing attractive acquisitions. We actively pursue timberland acquisitions that meet our financial and strategic criteria. The critical elements of our acquisition strategy generally include acquiring properties that complement our existing land base, are immediately cash flow accretive and have attractive timber or higher and better use (HBU) values.

•
Maximizing the value of our non-core timberland real estate. A portion of our acreage is more valuable for development or recreational purposes than for growing timber. We continually assess the potential uses of our lands and manage them proactively for the highest value. We have identified approximately 20% of our timberlands as having values that are potentially greater than timberland values.

•
Practicing sound environmental stewardship. We pursue a program of environmental stewardship and active involvement in federal, state and local policymaking to maximize our assets’ long-term value. We manage our timberlands in a manner consistent with the principles set forth by the Sustainable Forestry Initiative® (SFI®) or Forest Stewardship Council® (FSC®).

Potlatch Corporation, formerly known as Potlatch Holdings, Inc., was incorporated in Delaware in September 2005 to facilitate a restructuring to qualify for treatment as a REIT for federal income tax purposes. It is the successor to the business of the original Potlatch Corporation, which was incorporated in Maine in 1903.

2014 FORM 10-K / 3

Effective January 1, 2006, we restructured our operations to qualify for treatment as a REIT for federal income tax purposes. As a REIT, if we meet certain requirements we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our stockholders, including the income derived from the sale of standing timber. We are, with some exceptions, subject to corporate taxes on certain built-in gains (the excess of fair market value over tax basis at January 1, 2006) on sales of real property (other than timber) held by the REIT through December 31, 2015. We are required to pay federal corporate income taxes on income from our non-real estate investments, principally the operations of Potlatch TRS.
Available Information
We make available on or through our website, www.potlatchcorp.com (under “Investor Resources – Financial Information”), our periodic and current reports that we file with, or furnish to, the Securities and Exchange Commission (SEC), at no charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Information on our website is not part of this report. In addition, the reports and materials that we file with the SEC are available at the SEC’s website (http://www.sec.gov) and at the SEC’s Public Reference Room at 100 F Street N.E., Washington DC 20549. Interested parties may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Business Segments
Resource Segment
Industry Background. The demand for timber depends primarily upon the markets for wood related products, including lumber, panel products, paper and other pulp-based products. The end uses for timber vary widely, depending on species, size and quality. Historically, timber demand has experienced cyclical fluctuations, although sometimes at different times and rates for products or geographic regions. The demand for sawlogs, lumber and other manufactured wood products is significantly dependent upon the level of new residential construction and remodeling activity, which, in turn, is affected by general economic and demographic factors, including population growth, new household formations, interest rates for home mortgages and construction loans, and credit availability. Increases in residential construction and remodeling activities are generally followed by higher lumber prices, which are usually followed by higher log prices. The demand for pulpwood is dependent on the paper and pulp-based manufacturing industries, which are affected by domestic and international economic conditions, global population growth and other demographic factors, industry capacity and the value of the U.S. dollar in relation to foreign currencies. Locally, timber demand also fluctuates due to the expansion or closure of individual wood products and pulp-based manufacturing facilities.
The supply of timber has been significantly affected by reductions in timber sales by the United States government and by state governments, particularly in the western United States. These reductions have been caused primarily by increasingly stringent environmental and endangered species laws and by a change in the emphasis of domestic governmental policy toward habitat preservation, conservation and recreation, and away from timber management. Because most timberlands in the southeastern United States are privately owned, changes in sales of publicly owned timber affect local timber supplies and prices in the Southeast less immediately than in the western United States with a much larger proportion of public timber ownership. Timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies, as well as occasionally high timber salvage efforts due to storm damage, unusual pest infestations such as the mountain pine beetle, or fires. Local timber supplies also change in response to prevailing timber prices. Rising timber prices often lead to increased harvesting on private timberlands, including lands not previously made available for commercial timber operations. The supply of timber generally is adequate to meet demand, although this could tighten as a result of higher U.S. housing starts, the effect of the mountain pine beetle infestation in western Canada, the level of log and lumber exports to Asia from the U.S. and Canada, and the level of annual allowable cut in Canada.
Timberland Acquisition. On December 7, 2014, we acquired approximately 201,000 acres of timberland in Alabama and Mississippi for $384 million. The acquisition complements our existing ownership in our Southern Region. The acquired timber consists of approximately 73% softwood and 27% hardwoods, and is expected to increase annual timber harvest volumes by approximately 800,000 tons in 2015. We bought the timberland subject to three supply agreements. In addition, we assumed recreational leases that cover approximately 90% of the timberlands acquired. They are generally annual leases that are subject to renewal and are expected to generate approximately $1.5 million in annual revenues.
Ownership. The Resource segment manages approximately 1.6 million acres of timberlands in the North, consisting of our Idaho and Minnesota timberlands, and the South, consisting of our Alabama, Arkansas and

4 / POTLATCH CORPORATION

Mississippi timberlands. This total includes approximately 17,000 acres under long-term leases. We are the largest private landowner in Idaho. The following table provides additional information about our timberlands.

REGION	STATE	DESCRIPTION	ACRES (thousands)
Northern region	Idaho	Variety of commercially viable softwood species, such as grand fir, Douglas fir, inland red cedar and other associated softwoods	791
	Minnesota	Primarily aspen, pine and other mixed hardwoods	178
		Total Northern region	969
Southern region	Alabama	Primarily southern yellow pine and other hardwoods	101
	Arkansas	Primarily southern yellow pine and other hardwoods	410
	Mississippi	Primarily southern yellow pine and other hardwoods	100
		Total Southern region	611
		Total	1,580
Operation. The primary business of the Resource segment is the management of our timberlands to optimize the value of all possible revenue producing opportunities while adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The segment also generates revenues from non-timber resources such as from hunting leases, recreation permits and leases, mineral rights leases, biomass production and carbon sequestration.
We strive to maximize cash flow while managing our timberlands sustainably over the long term. From time to time, we may choose, within the parameters of our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for short periods in order to take advantage of strong demand or to adjust to weak demand. To maximize our timberlands' long-term value, we manage them intensively, based upon timber species and local growing conditions. Our harvest plans take into account changing market conditions, are designed to contribute to the growth of the remaining timber, and reflect our policy of environmental stewardship. We reforest our acreage in a timely fashion to enhance its long-term value. We employ silvicultural techniques to improve timber growth rates, including vegetation control, fertilization and thinning. In deciding whether to implement any silvicultural practice, we analyze the associated costs and long-term benefits, with the goal of achieving an attractive return over time.
Inventory. As of the end of 2014, our estimated standing merchantable timber inventory was 68 million tons, including 37 million tons in the North and 31 million tons in the South. This estimate is derived using methods consistent with industry practice and is based on statistical methods and field sampling. The estimated inventory volume includes timber in environmentally sensitive areas where the timberlands are managed in a manner consistent with best management practices, state forest practice acts and the SFI® or FSC® forest management standards.
The aggregate estimated volume of current standing merchantable timber inventory is updated annually to reflect increases due to reclassification of young growth to merchantable timber when the young growth meets defined diameter specifications, the annual growth rates of merchantable timber and the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests and land sales. Timber volumes are estimated from cruises of the timber tracts, which are generally completed on a five to ten year cycle. Since the individual cruises collect field data at different times for specific sites, the growth model projects standing inventory from the cruise date to a common reporting date. Annual growth rates for the merchantable inventory have historically been in the range of 2%-5% in the North and 6%-9% in the South.
Harvest. Our short-term and long-term harvest plans are critical factors in our long-term management process. Each year, we prepare a harvest plan designating the timber tracts and volumes to be harvested during that particular year. Each harvest plan reflects our analysis of the age, size and species distribution of our timber, as well as our expectations about harvest methods, growth rates, the volume of each species to be harvested, anticipated acquisitions and dispositions, thinning operations, regulatory constraints and other relevant information. Among other things, the optimal harvest cycles, or rotations, for timber vary by location and species and tend to change over time as a result of silvicultural advances, changes in the markets for different sizes and ages of timber and other factors. Since harvest plans are based on projections of weather, timber growth rates, regulatory constraints and other assumptions, many of which are beyond our control, there can be no assurance that we will be able to harvest the volumes projected or the specific timber stands designated in our harvest plans.

2014 FORM 10-K / 5

Detailed harvest information by region and product is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table presents a summary of our total 2014 timber harvest by region.

	TIMBER HARVESTED (TONS)
(in thousands)	SAWLOGS	PULPWOOD	STUMPAGE	TOTAL
Northern region	1,982	202	16	2,200
Southern region	620	817	22	1,459
Total	2,602	1,019	38	3,659
We expect our harvest level to range between 4.0 million and 4.8 million tons each year over the next 15 years, depending on market conditions and other factors. Based on our current projections that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland sales and acquisitions, we expect to harvest approximately 4.5 million tons in 2015.
The Resource segment sells a portion of its logs at market prices to our wood products manufacturing facilities. Intersegment sales to our wood products manufacturing facilities in 2014 were approximately 25% of our total Resource segment revenues. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. Idaho Forest Group, LLC represented slightly more than 10% of our consolidated revenues in 2014, 2013 and 2012. The segment’s customers range in size from small operators to multinational corporations. The segment competes with owners of timberlands that operate in areas near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States. The segment competes principally on the basis of distance to market, price, log quality and customer service.
In 2014, approximately 37% of our Northern region’s volume and 34% of our Southern region’s volume were sold under log supply agreements. We expect approximately the same amount to be sold under log supply agreements in 2015 in our Northern region. In our Southern region, we added three more supply agreements when we acquired the Alabama and Mississippi timberlands with volume commitments that cease in 2016 or 2021. As a result, we expect contracted volumes to increase approximately 75% and revenues to increase approximately $11 million. In general, our log supply contracts require a specified volume of timber to be delivered to defined customer facilities at prices that are adjusted periodically to reflect market conditions. Prices in our Northern region contracts are adjusted periodically by species to prevailing market prices for logs, lumber, wood chips and other residuals. Prices in our Southern region contracts are adjusted every three months for pine and hardwood logs based on prevailing market prices for logs. Currently our log supply agreements are in place for two to seven years.
Other. Our timberlands include a wide diversity of softwood and hardwood species and are certified to either the SFI® or FSC® standards. We adhere to principles that include commitments to sustainable forestry, responsible practices, forest health and productivity, and protection of special sites. We are generally able to sell some FSC®-certified logs at premium prices.
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
The volume and value of timber that can be harvested from our lands may be affected by natural disasters such as fire, insect infestation, disease, ice storms, hurricanes, wind storms, floods and other weather conditions and causes. We assume substantially all risk of loss to the standing timber we own from fire and other hazards, consistent with industry practice in the United States, because insuring for such losses in not practicable.
Wood Products Segment
Our Wood Products segment manufactures and markets lumber and plywood at five mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold through

6 / POTLATCH CORPORATION

our sales offices to end users, retailers or wholesalers for nationwide distribution primarily for use in home building, industrial products and other construction activity.
A description of our wood products manufacturing facilities, which are all owned by us, together with their respective 2014 capacities and actual production, are as follows:

	ANNUAL CAPACITY[1,2]	PRODUCTION[2]
Sawmills:
Warren, Arkansas	175 mmbf	190 mmbf
St. Maries, Idaho	160 mmbf	170 mmbf
Gwinn, Michigan	170 mmbf	176 mmbf
Bemidji, Minnesota	120 mmbf	128 mmbf
Plywood Mill:
St. Maries, Idaho	150 mmsf	159 mmsf

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
We are the ninth largest lumber manufacturer in the U.S. We believe that competitiveness in this industry is largely based on individual mill efficiency and on the availability of competitively priced raw materials on a facility-by-facility basis, rather than the number of mills operated. This is due to the fact that it is generally not economical to transfer logs between or among facilities, which might permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. For these reasons, we believe we are able to compete effectively with companies that have a larger number of mills. We compete based on product quality, customer service and price. Our manufacturing facilities can produce and sell FSC®-certified products that generally command premium pricing.
For our Wood Products operations, the principal raw material used is logs, which are obtained from our Resource segment or purchased on the open market. We generally do not maintain long-term supply contracts for a significant volume of logs. During 2014, 2013 and 2012, 38%, 39% and 36% of our log purchases, respectively, were provided by our Resource segment.
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
From time to time, we also take advantage of opportunities to sell timberland where we believe pricing to be particularly attractive, to match a sale with a purchase of more desirable property while deferring taxes in a like-kind exchange (LKE) transaction, or to meet various other financial or strategic objectives. Sales of conservation properties and conservation easements on our properties are also included in this segment. Results for the segment depend on the demand for our non-core timberlands, the types of properties sold, the basis of these properties and the timing of closings of property sales. Although large sales of non-strategic properties can cause

2014 FORM 10-K / 7

results that are not comparable or predictable between periods, we have maintained a relatively consistent level of rural real estate and HBU sales.
A main focus of this segment is to continually assess the highest value use of our lands. We conduct periodic stratification assessments on our lands and as new lands are acquired. The following tools are used in assessing our lands:

•	on-the-ground analysis and verification of modeling assumptions;

•	electronic analysis, using geographic information systems; and

•	certain measured and ranked attributes, such as timber potential, recreational opportunities, accessibility, special features and population and demographic trends.
We have identified approximately 300,000 acres of non-core timberland real estate. This includes approximately 80,000 acres of HBU property, 80,000 acres of non-strategic timberland and 140,000 acres of rural real estate property. Sales of these lands are expected to occur over a decade or more, with the goal of utilizing LKE transactions or other tax-advantaged methods when it is appropriate.
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
Geographic Areas
All of our timberlands, wood products manufacturing facilities and other real estate and assets are located within the continental United States. In 2014, 2013 and 2012, approximately 1%, 2% and 2%, of the respective year's revenues were derived from sales of manufactured wood products to Canada and Mexico, with the remainder of our revenues resulting from domestic sales.
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

8 / POTLATCH CORPORATION

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
Information regarding potentially material environmental proceedings is included in Note 14: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in this report and incorporated herein by reference.
Employees
As of December 31, 2014, we had 887 employees. The workforce consisted of 219 salaried, 631 hourly and 37 temporary or part-time employees. As of December 31, 2014, 18% of the workforce was covered under one collective bargaining agreement, which expires in May 2016.

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

2014 FORM 10-K / 9

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
Our operating results and cash flows will be materially affected by supply and demand for timber.
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
Timber prices are also affected by changes in timber availability at the local, national and international level. Our timberland ownership is currently concentrated in Alabama, Arkansas, Idaho, Minnesota and Mississippi. In Alabama, Arkansas, Minnesota and Mississippi, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in lower harvest levels, causing short-term decreases in supply that have tended to moderate price decreases. In Idaho, where a greater proportion of timberland is government owned, any substantial increase in timber harvesting from government-owned land could significantly reduce timber prices, which would harm our results of operations. For more than 20 years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the U.S. forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government-owned land could have a material adverse effect on our results of operations and cash flows.
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
The wood products industry is highly competitive.
The markets for our wood products are highly competitive, and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Our wood products are subject to competition from wood products manufacturers in the United States, and to a lesser extent in Canada. After years of trade disputes over Canadian softwood lumber imports, the United States and Canada signed a 7 year Softwood Lumber Agreement in 2006, which was subsequently extended to 2015. The agreement establishes a system of tiered taxes and volume restrictions relating to Canadian lumber imports to the United States.There is no assurance that this agreement will be renewed or renegotiated beyond 2015. If it is not renewed or renegotiated, the United States is subject to a one-year standstill on trade litigation upon expiration of the agreement and we would have little recourse to address the import of Canadian lumber into the United States that competes unfairly with our products. Even if the Softwood Lumber Agreement is renewed or renegotiated, there can be no assurance that it will at all times, or at any time, effectively create a fair trade environment. The London Court of International Arbitration has twice ruled that Canada has violated the Softwood Lumber Agreement.

10 / POTLATCH CORPORATION

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
Our timber harvest levels and sales may be limited due to weather conditions, timber growth cycles, restrictions on access, availability of contract loggers, and regulatory requirements associated with the protection of wildlife and water resources, as well as by other factors, including damage by fire, pest infestation, disease and natural disasters such as ice storms, wind storms, tornados, hurricanes and floods. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes usually is localized, affecting only a limited percentage of our timber, there can be no assurance that any damage affecting our timberlands will be limited. We typically experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of logs. Our financial results and cash flows are dependent to a significant extent on our continued ability to harvest timber at adequate levels.
On a short-term basis, we may adjust our timber harvest levels in response to market conditions. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands, sales of existing timberlands and shifts in harvest from one region to another. In addition to timberland acquisitions and sales, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of silvicultural advances, natural disasters, fires, pests, insects and other hazards, regulatory constraints and other factors beyond our control.
We do not insure against losses of standing timber from fire or any other causes.
The volume and value of timber that can be harvested from our lands may be affected by natural disasters such as fire, pest infestation, disease, ice storms, wind storms, tornados, hurricanes, floods and other weather conditions and causes beyond our control. As is typical in the forest industry, we assume substantially all risk of loss to the standing timber we own from fire and other hazards because insuring for such losses is not practicable. Consequently, a reduction in our timber inventory could adversely affect our financial results and cash flows.

2014 FORM 10-K / 11

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or negatively affect our results of operations and financial condition.
Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including unscheduled maintenance outages, prolonged power failures, equipment failures, labor difficulties, disruptions in the transportation infrastructure, such as roads, bridges, railroad tracks and tunnels, fire, ice storms, floods, windstorms, tornados, hurricanes or other catastrophes, terrorism or threats of terrorism, governmental regulations and other operational problems.
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

12 / POTLATCH CORPORATION

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
Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) impose strict, and under certain circumstances joint and several, liability on responsible parties, including current and former owners and operators of contaminated sites, for costs of investigation and remediation of contamination. They also impose liability for related damages to natural resources. We have in the past been identified by the Environmental Protection Agency (EPA) as a potentially responsible party under CERCLA at various locations, and we are currently identified as a potentially responsible party in connection with one of our properties. Additional information regarding this matter is included in Note 14: Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this report, and that information is incorporated herein by reference. It is possible that other facilities we own or operate, or formerly owned or operated, or timberlands we now own or acquire, could also become subject to liabilities under these laws. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect our financial results. Although we believe we have appropriate reserves recorded for the investigation and remediation of known matters, there can be no assurance that actual expenditures will not exceed our expectations, that reserves will not be increased, or that other unknown liabilities will not be discovered in the future.
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
As a result of the steep downturn in the stock market in the fourth quarter of 2008 and the resulting effects on long-term interest rates and discount rates, our defined benefit pension plans have been underfunded since December 31, 2008, as the projected benefit obligation exceeds the aggregate fair value of plan assets. As a result of the underfunding, we may be required to make contributions to our qualified pension plans. Based on estimated year-end asset values and projections of plan liabilities, during 2015 we are not required to make a contribution to our qualified pension plans. However, we will be making payments of approximately $1.8 million for our non-qualified pension plan.
The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the expected rate of return on plan assets and the discount rate applied to pension plan obligations. Pension plan assets primarily consist of equity and fixed income investments, so fluctuations in actual equity market returns and changes in long-term interest rates may result in increased pension costs in future periods. Changes in assumptions regarding discount rates and expected rates of return on plan assets could also increase future pension costs. In addition, in 2014, the Society of Actuaries' Retirement Plans Experience Committee released new mortality tables. Adoption of these tables could result in increased funding requirements in future periods. Changes in any of these factors may significantly impact future contribution requirements.
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

2014 FORM 10-K / 13

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
As of December 31, 2014, approximately 18% of our workforce was covered by one collective bargaining agreement, which expires in May 2016. While we believe our relations with our employees are satisfactory, we cannot be certain that we will be able to negotiate a new collective bargaining agreement on favorable terms. If we are unable to negotiate an acceptable new agreement with the union upon expiration of the existing contract, we could experience a strike or work stoppage. Even if we are successful in negotiating a new agreement, the new agreement could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.
Risks Related to Our Indebtedness
Our indebtedness could materially adversely affect our ability to generate sufficient cash to make distributions to stockholders and fulfill our debt obligations, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.
Our debt requires interest and principal payments. As of December 31, 2014, we had long-term debt of $629.3 million, including $22.9 million due in December 2015. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our indebtedness could intensify.
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

14 / POTLATCH CORPORATION

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

2014 FORM 10-K / 15

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
We sometimes seek to match sales and acquisitions of properties, which allows us to use Internal Revenue Code section 1031 like-kind exchange tax-deferred treatment. The matching of sales and purchases provides us with significant tax benefits, primarily the deferral of any gain on the property sold until the ultimate disposition or harvest of the replacement property. While we may attempt to complete like-kind exchanges when it is appropriate, it is unlikely that we will be able to do so in all instances due to various factors, including the lack of availability of suitable replacement property on acceptable terms and the inability to complete a qualifying like-kind exchange transaction within the time frames required by the Internal Revenue Code. The inability to obtain like-kind exchange treatment could result in the payment of taxes with respect to REIT property sold in 2015, and a corresponding reduction in income and cash available for distribution to stockholders.
We may not be able to realize our deferred tax assets.
We may not have sufficient future taxable income to realize all our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which our temporary differences are deductible as governed by the tax code. The amount of our deferred tax assets could be reduced in the near term if future taxable income does not materialize or management is unable to implement one or more strategies that it has identified to generate taxable income. See Note 8: Income Taxes in the Notes to Consolidated Financial Statements contained in this report for additional information about our deferred tax assets.
Risks Related to Ownership of Our Common Stock
The price of our common stock may be volatile.
The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above under "Business and Operating Risks" and the following: actual or anticipated fluctuations in our operating results or our competitors’ operating results, announcements by us or our competitors of capacity changes, acquisitions or strategic investments, our growth rate and our competitors’ growth rates, the financial markets, interest rates and general economic conditions, changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally, or lack of analyst coverage of our common stock, failure to pay cash dividends or the amount of cash dividends paid, sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock, changes in accounting principles and changes in tax laws and regulations.

16 / POTLATCH CORPORATION

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

2014 FORM 10-K / 17

ITEM 3. LEGAL PROCEEDINGS
Other than the environmental proceedings described in Note 14: Commitments and Contingencies in the Notes to Consolidated Financial Statements, which is incorporated herein by reference, we believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

18 / POTLATCH CORPORATION

Part II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The Nasdaq Global Select Market (NASDAQ). The quarterly high and low sales price per share of our common stock and the quarterly cash distribution payments per share for 2014 and 2013, were as follows:

	2014			2013
QUARTER	HIGH	LOW	CASH DISTRIBUTIONS	HIGH	LOW	CASH DISTRIBUTIONS
1st	$42.44	$37.52	$0.350	$46.01	$39.43	$0.31
2nd	41.80	37.04	0.350	51.48	39.66	0.31
3rd	43.20	39.83	0.350	44.93	37.59	0.31
4th	44.20	39.89	0.375	43.84	38.01	0.35
There were approximately 1,160 stockholders of record at January 31, 2015.
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
See Part III - Item 12. Security Ownerships of Certain Beneficial Owners and Management and Related Stockholder Matters of this report for a tabular summary of shares authorized for issuance under our equity compensation plans, which information is incorporated herein by reference.

2014 FORM 10-K / 19

Company Stock Price Performance
The following graph and table show a five-year comparison of cumulative total stockholder returns for the company, the NAREIT Equity Index, the Standard & Poor’s 500 Composite Index and a group of six companies that we refer to as our Peer Group for the period ended December 31, 2014. The total stockholder return assumes $100 invested at December 31, 2009, with quarterly reinvestment of all dividends.

	At December 31,
	2010	2011	2012	2013	2014
Potlatch Corporation	$108	$109	$142	$156	$163
NAREIT Equity Index	128	139	164	168	218
S&P 500 Composite	115	117	136	180	205
2014 Peer Group[1]	110	114	157	167	179

[1]
Our Peer Group companies are Deltic Timber Corp., Plum Creek Timber Co., Inc., Rayonier Inc., St. Joe Co., Universal Forest Products Inc. and Weyerhaeuser Co. Returns are weighted based on market capitalizations as of the beginning of each year.

ITEMS 6, 7, 7A and 8.
The information called for by Items 6, 7, 7A and 8, inclusive, of Part II of this form is contained in the following sections of this report at the pages indicated below:

20 / POTLATCH CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO)and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2014. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2014.
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
Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment, management believes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm. The audit report is included in the Reports of Independent Registered Public Accountants section of this document.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

2014 FORM 10-K / 21

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information required by this item is incorporated by reference to the information appearing under the headings "Board of Directors," "Corporate Governance" and "Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" from our definitive Proxy Statement to be filed with the Commission on or about April 1, 2015.
Our Corporate Conduct and Ethics Code, which is applicable to all directors, officers and employees, can be found on our website at www.potlatchcorp.com. We post any amendments to or waivers from our Corporate Conduct and Ethics Code on our website.
Executive Officers of the Registrant
Information as of February 13, 2015, and for at least the past five years concerning our executive officers is as follows:
Michael J. Covey (age 57), has served as Chief Executive Officer since February 2006 and served as President and Chief Executive Officer from 2006 to March 2013. He has been a director of the company since February 2006, and has served as Chairman of the Board of the company since January 2007.
Eric J. Cremers (age 51), has served as President and Chief Operating Officer, and a director of the company, since March 2013, as Executive Vice President and Chief Financial Officer from March 2012 to March 2013, and as Vice President, Finance and Chief Financial Officer from July 2007 to March 2012.
Jerald W. Richards (age 46), has served as Vice President and Chief Financial Officer since September 2013. He was employed by Weyerhaeuser Company and served as Chief Accounting Officer from October 2010 to August 2013 and corporate segment controller from 2008 to October 2010.
William R. DeReu (age 48), has served as Vice President, Real Estate and Lake States Resource since February 2012 and as Vice President, Real Estate from May 2006 to February 2012.
Lorrie D. Scott (age 60), has served as Vice President, General Counsel and Corporate Secretary since July 2010. Prior to July 2010, she was employed by Weyerhaeuser Realty Investors, Inc., and served as Senior Vice President and General Counsel from October 2007 to July 2010.
Thomas J. Temple (age 58), has served as Vice President, Wood Products and Southern Resource since February 2012, and as Vice President, Wood Products from January 2009 to February 2012.
The term of office of the officers of the company expires at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

ITEM 11. EXECUTIVE COMPENSATION
Information set forth under the headings "Report of the Executive Compensation Personnel Policies Committee," "Compensation Discussion and Analysis" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2015, is incorporated herein by reference.

22 / POTLATCH CORPORATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2015, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this item regarding certain relationships and related transactions is included under the heading "Corporate Governance - Transactions with Related Persons" in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2015, and is incorporated herein by reference.
The information required by this item regarding director independence is included under the headings "Board of Directors" and "Corporate Governance - Director Independence" in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2015, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item regarding principal accounting fees and services is included under the heading "Fees Paid to Independent Registered Public Accounting Firm in 2014 and 2013" in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2015, and is incorporated herein by reference.

2014 FORM 10-K / 23

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
Michael J. Covey
Chairman of the Board and Chief Executive Officer
Date: February 13, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 13, 2015, by the following persons on behalf of the registrant in the capacities indicated.

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

2014 FORM 10-K / 25

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules
The following documents are filed as part of this report:

26 / POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Selected Financial Data

(Dollars in thousands – except per-share amounts)

	2014	2013	2012	2011	2010
Revenues	$606,950	$570,289	$525,134	$497,421	$539,447
Net income	89,910	70,581	42,594	40,266	40,394

Total assets	$1,035,421	$680,530	$718,897	$746,220	$781,711
Working capital	21,469	80,051	74,510	57,242	95,762
Long-term debt (including current portion)	629,343	320,092	357,576	366,403	368,496
Stockholders’ equity	225,066	204,148	138,643	142,138	204,439

Current ratio	1.3 to 1	2.6 to 1	2.2 to 1	1.7 to 1	2.5 to 1
Long-term debt to stockholders’ equity ratio	2.8 to 1	1.6 to 1	2.6 to 1	2.6 to 1	1.8 to 1

Capital expenditures:[1]
Property, plant and equipment	$13,261	$10,280	$5,636	$5,338	$5,215
Timberlands reforestation and roads	10,971	12,313	11,774	11,158	9,786
Total capital expenditures	$24,232	$22,593	$17,410	$16,496	$15,001

Net income per share:
Basic	$2.21	$1.74	$1.06	$1.00	$1.01
Diluted	2.20	1.73	1.05	1.00	1.00
Weighted-average shares outstanding (in thousands):
Basic	40,749	40,503	40,333	40,159	39,971
Diluted	40,894	40,709	40,553	40,383	40,219
Distributions per share	$1.425	$1.28	$1.24	$1.84	$2.04
1 Excludes the acquisition of timber and timberlands.

2014 FORM 10-K / 27

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We delivered solid financial results in 2014, raised our dividend, completed a strategic acquisition of approximately 201,000 acres of timberlands in Alabama and Mississippi, and preserved our investment grade rating.  Resource segment income increased approximately 16% in 2014, due largely to an increase in Northern sawlog prices.  Lumber prices remained strong, which resulted in another strong year for our Wood Products segment.  Real Estate activity included two large, opportunistic sales in 2014, which resulted in a 48% increase in the segment’s earnings.
According to industry forecasts, total demand for North American lumber is anticipated to increase an additional 4 billion board feet, or approximately 8%, over 2014 levels. The majority of the growth is expected in the new home construction market segment as the U.S. housing market continues its gradual recovery. Factors such as home price increases, the cost of new mortgages, the mortgage approval process and the availability of desirable building lots will continue to play into the pace of the housing recovery. Participation by first-time homebuyers has been low to this point in the recovery by historical standards, and would provide an additional boost to demand. We anticipate southern pine sawlog prices will remain flat in 2015.

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

Results of Operations
Our business is organized into three reporting segments: Resource, Wood Products and Real Estate. Sales between segments are recorded as intersegment revenues based on prevailing market prices. Approximately one-quarter of the Resource segment's sales have been to our Wood Products segment the last three years. Our other segments generally do not generate intersegment revenues.
In the period-to-period discussions of our consolidated results of operations, our revenues are reported after elimination of intersegment revenues. In the discussions by business segments, each segment’s revenues are presented before elimination of intersegment revenues.

28 / POTLATCH CORPORATION

CONSOLIDATED RESULTS COMPARING 2014 WITH 2013
The following table sets forth year-to-year changes in items included in our Consolidated Statements of Income for the years ended December 31, 2014 and 2013.

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2014	2013	AMOUNT OF CHANGE	PERCENT CHANGE
Revenues	$606,950	$570,289	$36,661	6%
Costs and expenses:
Cost of goods sold	429,789	408,772	21,017	5%
Selling, general and administrative expenses	44,655	50,397	(5,742)	(11)%
Environmental remediation charge	—	3,522	(3,522)	n/m
	474,444	462,691	11,753	3%
Operating income	132,506	107,598	24,908	23%
Interest expense, net	(22,909)	(23,132)	223	1%
Income before income taxes	109,597	84,466	25,131	30%
Income taxes	(19,687)	(13,885)	(5,802)	(42)%
Net income	$89,910	$70,581	$19,329	27%
Revenues. Revenues from all three business segments increased in 2014 over 2013. Higher Resource segment revenues were primarily due to increased prices. Our Real Estate segment had a much higher volume of acres sold in 2014 and our Wood Products segment experienced both higher prices and increased shipments for manufactured wood products. A more detailed discussion of revenues follows in the operating results by business segments.
Cost of goods sold. Cost of goods sold increased in 2014 over 2013 primarily due to higher log costs and labor-related expenses due to increased shipments by our Wood Products segment, increased acres sold by our Real Estate segment, and higher logging costs, forest management expenses and road costs in our Resource business.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased in 2014 from 2013 primarily due to lower incentive plan expenses and non-cash mark-to-market adjustments related to our deferred compensation plans.
Environmental remediation charge. In 2013, we recorded pre-tax charges of $3.5 million for remediation costs related to our Avery Landing site in Idaho. Physical clean-up activities at the site were completed in 2013.
Income taxes. Our effective tax rate for 2014 was 18.0% compared to 16.4% in 2013. The increase resulted primarily from proportionately higher operating income in the TRS.

2014 FORM 10-K / 29

BUSINESS SEGMENT RESULTS COMPARING 2014 WITH 2013
Resource Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2014	2013	INCREASE (DECREASE)	PERCENT CHANGE
Revenues (before elimination of intersegment revenues)	$252,581	$238,228	$14,353	6%
Operating income	$84,976	$73,425	$11,551	16%

Harvest Volumes (in tons)
Northern region
Sawlog	1,982,113	2,031,637	(49,524)	(2)%
Pulpwood	201,926	127,998	73,928	58%
Stumpage	16,312	25,397	(9,085)	(36)%
Total	2,200,351	2,185,032	15,319	1%

Southern region
Sawlog	619,750	694,147	(74,397)	(11)%
Pulpwood	817,408	821,781	(4,373)	(1)%
Stumpage	21,798	8,353	13,445	161%
Total	1,458,956	1,524,281	(65,325)	(4)%

Total harvest volume	3,659,307	3,709,313	(50,006)	(1)%

Sales Price/Unit ($ per ton)
Northern region
Sawlog	$91	$85	$6	7%
Pulpwood	$43	$36	$7	19%
Stumpage	$11	$8	$3	38%

Southern region
Sawlog	$46	$43	$3	7%
Pulpwood	$34	$32	$2	6%
Stumpage	$14	$12	$2	17%
Revenues increased in 2014 over 2013 due to increased prices, primarily for sawlogs and pulpwood in Idaho, and the increased volume of pulpwood harvested in Idaho. Higher prices accounted for $15.3 million of the revenue variance, while the decrease in total harvest volume accounted for a negative $3.2 million impact on the variance.
In our Northern region, approximately two-thirds of our sawlog sales are indexed to the price of lumber. Sawlog prices increased due to improved lumber prices and stronger demand overall. However, sawlog harvest volumes were down slightly from 2013. Pulpwood volumes and prices increased substantially in 2014 primarily due to an oversupply of residuals and chips in the Northwest market in 2013 that resulted in lower pulpwood prices, which led us to minimize pulpwood production in 2013.
In our Southern region, sawlog volumes decreased as weather conditions negatively impacted production by limiting access to hardwood stands in 2014. Sawlog prices increased due primarily to a shift in product mix related to increased demand for higher priced hardwoods. Pulpwood prices increased as a result of improved demand for hardwood pulpwood.
Expenses for the segment increased $2.8 million, or 2%, in 2014 over 2013, primarily due to higher per-unit logging costs, increased forest management and road costs, and higher administrative expenses.

30 / POTLATCH CORPORATION

Wood Products Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2014	2013	INCREASE (DECREASE)	PERCENT CHANGE
Revenues	$376,239	$366,015	$10,224	3%
Operating income	$52,442	$58,892	$(6,450)	(11)%

Lumber shipments (MBF)	659,583	641,217	18,366	3%
Lumber sales prices ($ per MBF)	$402	$392	$10	3%
Revenues for the segment increased in 2014 over 2013 due to both increased lumber prices and shipments. Expenses for the segment increased $16.7 million, or 5%, due to the higher cost of logs consumed, primarily related to increased prices for sawlogs in Idaho and increased production, and labor-related expenses and other variable costs due to increased shipments.
Real Estate Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2014	2013	INCREASE (DECREASE)	PERCENT CHANGE
Revenues	$40,460	$26,160	$14,300	55%
Operating income	$26,945	$18,266	$8,679	48%

	2014		2013
	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE
HBU	3,784	$2,129	4,799	$2,033
Rural real estate	28,059	$1,112	9,494	$1,310
Non-strategic timberland	1,560	$779	4,669	$849
Total	33,403	$1,212	18,962	$1,380
Revenues increased $14.3 million, expenses increased $5.6 million and operating income increased $8.7 million in 2014 compared to 2013, primarily due to increased acres sold in 2014 and product mix. In 2014, we had two large sales consisting of 9,400 acres in Minnesota and 11,000 acres in Idaho.

2014 FORM 10-K / 31

CONSOLIDATED RESULTS COMPARING 2013 WITH 2012
The following table sets forth year-to-year changes in items included in our Consolidated Statements of Income for the years ended December 31, 2013 and 2012.

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2013	2012	AMOUNT OF CHANGE	PERCENT CHANGE
Revenues	$570,289	$525,134	$45,155	9%
Costs and expenses:
Cost of goods sold	408,772	390,773	17,999	5%
Selling, general and administrative expenses	50,397	49,419	978	2%
Environmental remediation charge	3,522	—	3,522	n/m
	462,691	440,192	22,499	5%
Operating income	107,598	84,942	22,656	27%
Interest expense, net	(23,132)	(25,539)	2,407	9%
Income before income taxes	84,466	59,403	25,063	42%
Income taxes	(13,885)	(16,809)	2,924	(17)%
Net income	$70,581	$42,594	$27,987	66%
Revenues. Revenues increased in 2013 over 2012 from the Resource segment, primarily from higher log prices in Idaho, and the Wood Products segment, due to higher prices for manufactured wood products, partially offset by decreased revenues from our Real Estate segment due to fewer acres sold in 2013. A more detailed discussion of revenues follows in the operating results by business segments.
Cost of goods sold. Cost of goods sold increased in 2013 over 2012, primarily due to higher log costs in Wood Products and higher logging and hauling costs and depletion expense in our Resource segment as a result of higher harvest volumes.
Environmental remediation charge. In 2013, we recorded pre-tax charges of $3.5 million for remediation costs related to our Avery Landing site in Idaho. Physical clean-up activities at the site were completed in 2013.
Interest expense, net. Net interest expense decreased in 2013 from 2012 primarily due to the early redemption of $36.7 million of debt in 2013.
Income taxes. Our effective tax rate for 2013 was 16.4% compared to 28.3% in 2012. The decrease resulted primarily from proportionately higher operating income in the REIT.

32 / POTLATCH CORPORATION

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

2014 FORM 10-K / 33

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
Real Estate Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2013	2012	INCREASE (DECREASE)	PERCENT CHANGE
Revenues	$26,160	$38,238	$(12,078)	(32)%
Operating income	$18,266	$28,056	$(9,790)	(35)%

	2013		2012
	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE
HBU	4,799	$2,033	7,080	$2,969
Rural real estate	9,494	$1,310	11,724	$1,218
Non-strategic timberland	4,669	$849	4,140	$711
Total	18,962	$1,380	22,944	$1,667
Revenues decreased $12.1 million, expenses decreased $2.3 million and operating income decreased $9.8 million in 2013 compared to 2012, all primarily due to the sale of fewer acres of land in 2013 and product mix.

Liquidity and Capital Resources
Overview
At December 31, 2014, our financial position included long-term debt of $629.3 million, including a current portion of $22.9 million, compared to $320.1 million at December 31, 2013. We incurred $310.0 million of long-term debt in December 2014 for the acquisition of timberlands in Alabama and Mississippi. The ratio of long-term debt to stockholders’ equity was 2.8 to 1 and 1.6 to 1 at December 31, 2014 and 2013, respectively. We increased our quarterly cash distributions in the fourth quarter of 2014 to $0.375 per share from $0.35 per share.
Cash and short-term investments totaled $31.0 million at December 31, 2014. The available borrowing capacity under our credit agreement is $248.6 million.
Net Cash From Operations
Net cash provided from operating activities was:

•	$131.4 million in 2014,

•	$90.3 million in 2013 and

•	$80.0 million in 2012.

34 / POTLATCH CORPORATION

Year ended December 31, 2014 compared to year ended December 31, 2013
Net cash from operating activities in 2014 increased $41.1 million from 2013:

•
Cash received from customers increased $49.6 million, primarily due to increased sales and cash received by the Resource, Wood Products and Real Estate segments. A more detailed discussion of revenues is included in the Business Segment Results section.

•	Net cash outflows related to income taxes decreased $2.0 million. Net cash paid for taxes in 2014 was $18.1 million compared to $20.1 million in 2013.
Partially offsetting the increase was:

•
Cash paid to employees, suppliers and others increased $8.2 million in 2014 from 2013 primarily due to higher log costs and labor-related expenses due to increased shipments by our Wood Products segment.

•	Cash contributions to our qualified pension plans increased $3.6 million in 2014 from 2013, as we did not make a qualified pension plan contribution in 2013.
Year ended December 31, 2013 compared to year ended December 31, 2012
Net cash from operating activities in 2013 increased $10.3 million from 2012:

•
Cash received from customers increased $36.4 million, primarily due to increased sales and cash received by our Resource and Wood Products segments, partially offset by decreased sales and cash received from our Real Estate segment. A more detailed discussion of revenues is included in the Business Segment Results section.

•	Qualified pension plan contributions decreased $21.6 million in 2013 from 2012, as we did not make a qualified pension plan contribution in 2013.
Partially offsetting increased cash from customers were:

•
Cash paid to employees, suppliers and others increased $29.4 million in 2013 from 2012 primarily due to higher log costs in Wood Products and higher logging and hauling costs in our Resource segment as a result of higher harvest volumes.

•
Net cash outflows related to income taxes increased $20.0 million. Net cash paid in taxes in 2013 was $20.1 million compared to $0.1 million in 2012. The 2012 income tax liability was lower due primarily to use of net operating loss carryforwards.

Net Cash Flows from Investing Activities
Net cash used for investing activities was $382.7 million in 2014, $12.0 million in 2013 and $8.6 million in 2012. In 2014, we used $389.0 million for the acquisition of timber and timberlands and $24.2 million for capital expenditures, partially offset by $25.9 million provided by short-term investments. In 2013, we used $22.6 million for capital expenditures partially offset by $10.8 million provided by short term investments. In 2012, we used $29.2 million for capital expenditures and timberland acquisitions, which was partially offset by the $21.8 million we borrowed against our COLI plan to fund our 2012 qualified pension contributions.
We anticipate that we will spend $36 million for capital expenditures in 2015. Our capital spending is primarily related to reforestation expenditures, logging road construction, and high-return discretionary projects and routine general replacement projects for our wood products manufacturing facilities.
Net Cash Flow From Financing Activities
Net cash provided by financing activities was $250.4 million in 2014. Net cash used in financing activities was $89.6 million in 2013 and $62.2 million in 2012. In 2014, proceeds from the borrowing of long-term debt provided $310.0 million used to acquire timberlands, partially offset by distributions to stockholders of $57.8 million. In 2013, net cash used for financing activities was primarily attributable to paying distributions to stockholders of $51.9 million and the redemption of $36.7 million of debt. Net cash used for financing activities in 2012 was primarily attributable to paying distributions to stockholders of $50.0 million and the redemption of $21.7 million of debt, partially offset by the issuance of $12.0 million of term loans.
Credit Agreement
On August 12, 2014, we entered into an amended and restated credit agreement with an expiration date of February 12, 2020, which supersedes our previous credit agreement dated as of December 11, 2012. This new credit agreement provides for a revolving line of credit with an initial aggregate principal amount not the exceed

2014 FORM 10-K / 35

$250 million, which may be increased by up to an additional $250 million, subject to certain conditions and agreement of the lenders. It also includes a sublimit of $40 million for the issuance of standby letters of credit and a sublimit of $15 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of December 31, 2014, there were no borrowings outstanding under the revolving line of credit, and approximately $1.4 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2014 was $248.6 million.
We may use the funds borrowed under the credit agreement, among other things, to refinance existing indebtedness, fund working capital needs and capital expenditures, and for other general corporate purposes, including acquisitions.
The agreement governing our bank credit facility contains certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The bank credit facility also contains financial maintenance covenants including the maintenance of a minimum interest coverage ratio, a maximum leverage ratio and maximum allowable acres that may be sold. We will be permitted to pay distributions to our stockholders under the terms of the bank credit facility so long as we remain in pro forma compliance with the financial maintenance covenants.
The table below sets forth the financial covenants in the bank credit facility and our status with respect to these covenants as of December 31, 2014:

	COVENANT REQUIREMENT	ACTUALS AT DECEMBER 31, 2014
Minimum Interest Coverage Ratio	3.00 to 1.00	7.45 to 1.00
Maximum Leverage Ratio	40%	27%
Maximum Allowable Acres that may be sold	433,051	6,822
The Interest Coverage Ratio is our twelve months ended EBITDDA, which is defined as net income adjusted for interest expense, income taxes, depreciation, depletion and amortization, the basis of real estate sold and non-cash equity compensation expense, divided by interest expense for the same period.
The Leverage Ratio is our Total Funded Indebtedness divided by our Total Asset Value. Our Total Funded Indebtedness consists of our long-term debt, including any current portion of long-term debt, plus the total amount outstanding under the letter of credit subfacility. Our Total Asset Value per the credit agreement is defined as the value of our timberlands, the book basis of our wood products manufacturing facilities, cash and cash equivalents, short-term investments, the cash value of our company-owned life insurance (COLI), and the purchase price of timberlands acquired. The book basis of our Wood Products manufacturing facilities and the cash value of our COLI are each limited to 5% of Total Asset Value.
Term Loans
On December 5, 2014, we entered into an amended and restated term loan agreement totaling $322 million, consisting of $310 million of new term loans to fund the acquisition of timberlands in Alabama and Mississippi and $12 million of term loans that we incurred in December 2012 to fund two timberland acquisitions in Arkansas. The new debt consists of six tranches of term loans, with $40 million maturing each year from 2019 through 2023 and $110 million maturing in 2024. The first three tranches are variable rate term loans based on 3-month LIBOR plus a spread between 1.65% and 1.90%. The last three tranches are fixed rate term loans with interest rates between 4.29% and 4.64%. Our original term loans from 2012 consist of two $6 million tranches, with rates of 2.95% on the 2017 maturity and 3.70% on the 2020 maturity. The term loan agreement contains the same covenants and restrictions as those in our bank credit facility.
Senior Notes
In 2009, we sold $150 million aggregate principal amount of 7.5% senior notes. The terms of these notes limit our ability, and the ability of any subsidiary guarantors, to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, and create liens. Dividends and the repurchase of our capital stock, are permitted as follows:

•
We may use 100% of our Funds Available for Distribution, or FAD, for the period January 1, 2010 through the end of the quarter preceding the payment date, less cumulative restricted payments previously made

36 / POTLATCH CORPORATION

from FAD during that period, to make restricted payments. Our cumulative FAD less our dividends paid was $95.7 million at December 31, 2014.

•
If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $90.1 million at December 31, 2014.

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
Future Cash Requirements
Based on our outlook for 2015 and taking into account planned harvest activities, we expect to fund a majority of our 2015 annual cash distributions using the cash flows from our REIT-qualifying timberland operations and from cash and short-term investments on hand at December 31, 2014. The rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from Potlatch TRS for the payment of stockholder distributions. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund distributions to stockholders using cash flows from Potlatch TRS.
Credit Ratings
The major debt rating agencies routinely evaluate our debt and our access to capital, and our cost of borrowing can increase or decrease depending on our credit rating. In April 2013, Moody’s upgraded our debt rating to investment grade 'Baa3' from 'Ba1', and in December 2014 affirmed our Baa3 rating, with a stable outlook. In April 2013, Standard & Poor's upgraded our corporate credit and senior unsecured ratings to 'BB+' from 'BB', and in December 2014 affirmed our 'BB+' rating, with a negative outlook. The December 2014 affirmations occurred after our borrowing of $310 million of term loans for our acquisition of timberlands in Alabama and Mississippi.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014:

	PAYMENTS DUE BY PERIOD
(Dollars in thousands)	TOTAL	WITHIN 1 YEAR	1-3 YEARS	4-5 YEARS	MORE THAN 5 YEARS
Long-term debt[1]	$630,085	$22,500	$16,000	$204,250	$387,335
Interest on long-term debt[2]	212,440	33,179	56,311	50,931	72,019
Operating leases[3]	12,193	4,211	5,052	1,575	1,355
Purchase obligations[4]	16,765	3,316	10,881	2,568	—
Other obligations[5]	181,013	50,022	15,659	26,984	88,348
Total	$1,052,496	$113,228	$103,903	$286,308	$549,057

[1]	See Note 9: Debt in the Notes to Consolidated Financial Statements.

[2]
Amounts presented for interest payments assume that all long-term debt outstanding as of December 31, 2014 will remain outstanding until maturity, and interest rates on variable debt in effect as of December 31, 2014 will remain in effect until maturity. Estimated cash flows related to interest rate swaps are also included in this category.

[3]	See Note 14: Commitments and Contingencies in the Notes to Consolidated Financial Statements.

[4]
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or

2014 FORM 10-K / 37

variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude arrangements that the company can cancel without penalty.

[5]
Other obligations includes current liabilities, as well as qualified pension contributions, supplemental pension payments and payments for other postretirement employee benefit obligations. See Note 10: Accounts Payable and Accrued Liabilities and Note 13: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements
We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.
Distributions to Shareholders
The following table summarizes the historical tax characteristics of distributions to shareholders for the years ended December 31:

(Amounts per share)	2014	2013	2012
Capital gain distributions	$1.425	$1.28	$0.71
Non-taxable return of capital	—	—	0.53
Total distributions	$1.425	$1.28	$1.24

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
Timber and timberlands. Timber and timberlands are recorded at cost, net of depletion. Expenditures for reforestation, including all costs related to stand establishment, such as site preparation, costs of seeds or seedlings and tree planting, are capitalized. Expenditures for forest management, consisting of regularly recurring items necessary to the ownership and administration of our timber and timberlands, are accounted for as current operating expenses. Our depletion is determined based on costs capitalized and the related current estimated timber volume. The volume does not include anticipated future growth.
There are currently no authoritative accounting rules relating to costs to be capitalized in the timber and timberlands category. We have used relevant portions of current accounting rules, industry practices and our judgment in determining costs to be capitalized or expensed. Alternate interpretations and judgments could significantly affect the amounts capitalized. Additionally, models and observations used to estimate the current timber volume on our lands are subject to judgments that could significantly affect volume estimates.
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

38 / POTLATCH CORPORATION

Results of Operations and Cash Flows.” Because of the number of variables involved, the interrelationship between the variables and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical.
Income taxes. We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies. Based on projected taxable income for Potlatch TRS over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken and expects to have the ability to undertake in the future, we believe that it is more likely than not that we will realize the $59.1 million in benefits of these deductible differences and carryforwards at December 31, 2014. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced or management is unable to implement one or more tax planning strategies.
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
While we do our best in developing our projections, recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges. These exposures and proceedings can be significant and the ultimate negative outcomes could be material to our operating results or cash flow in any given quarter or year. See Note 14: Commitments and Contingencies in the Notes to Consolidated Financial Statements for more information.
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
Note 13: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements includes information on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense for the three years ended December 31, 2014, as well as the funded status of our pension plans and OPEB obligations as of December 31, 2014 and 2013.
The discount rate used in the determination of pension and OPEB benefit obligations in 2014, 2013 and 2012 was calculated using hypothetical bond portfolios consisting of “AA” or better rated securities that match the expected monthly benefit payments under our pension plans and OPEB obligations. The portfolios were well-diversified over corporate industrial, corporate financial, municipal, federal and foreign government issuers. At December 31, 2014, we calculated pension obligations using a 4.25% discount rate. We used a discount rate of 5.10% and 4.15% at December 31, 2013 and 2012, respectively.
To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The expected long-term rates of return on pension plan assets was 7.50% for the year ended December 31, 2014, and 8.00% for the years ended December 31, 2013 and December 31, 2012. We reduced the expected long-term rate of return to 6.75% for 2015 to reflect the change in the pension plan's investment portfolio.
Net periodic pension plan cost in 2014 was $15.0 million. A decrease in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would increase net periodic cost. A 25 basis point

2014 FORM 10-K / 39

decrease in the discount rate would increase net periodic cost by approximately $0.7 million in 2015 and increase the projected benefit obligation by approximately $11.6 million at December 31, 2014. A 25 basis point decrease in the assumption for the expected return on plan assets would increase net periodic cost by approximately $0.8 million in 2015. The actual rates of return on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.
For our OPEB obligations, the net periodic benefit for 2014 was $5.7 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 3.90%, 4.45% and 3.70% at December 31, 2014, 2013 and 2012, respectively. The assumed health care cost trend rate used to calculate OPEB obligations as of December 31, 2014 was 0% for our salaried and non-represented plans and a certain group of participants over age 65 in our hourly plan; 5.70% for our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 4.30% in 2094; and 5.70% for a certain group of participants under age 65 in our hourly plan, grading ratably to an assumption of 4.30% in 2094.
An decrease in the discount rate or increase in the health care cost trend rate assumption, all other assumptions remaining the same, would increase our OPEB liability. A 25 basis point decrease in the discount rate would increase net periodic cost by less than $0.1 million. A 1% increase in the health care cost trend rate assumption would have affected our OPEB obligation by approximately $0.1 million, as reported in Note 13: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.
PROSPECTIVE ACCOUNTING PRONOUNCEMENTS
See prospective accounting pronouncements in Note 1: Summary of Principal Accounting Policies in the Notes to Consolidated Financial Statements.

Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks on financial instruments includes interest rate risk on our short-term investments, bank credit facility, term loans and interest rate swap agreements. All market risk sensitive instruments were entered into for purposes other than trading purposes.
Our short-term investments consist of diversified depository accounts, money market funds and variable rate demand obligations, all of which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments.
The interest rates applied to borrowings under our bank credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our bank credit facility borrowings through the use of derivative financial instruments. There were no outstanding borrowings under our bank credit facility at December 31, 2014.
Approximately two-thirds of our long-term debt is fixed rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. However, in December 2014 we issued $120 million of term loans at variable rates. In addition, we entered into interest rate swap agreements to effectively convert some of our fixed rate debt to variable rate. As of December 31, 2014, we had seven separate interest rate swaps with notional amounts totaling $96.75 million. The swaps convert interest payments with fixed rates ranging between 6.95% and 8.89% to three-month LIBOR plus a spread between 4.738% and 6.518%. The interest rate swaps terminate at various dates between December 2015 and November 2019. See Note 12: Financial Instruments and Concentration of Risk in the Notes to Consolidated Financial Statements for additional information.
We have occasionally entered into lumber swap contracts to mitigate commodity price risk related to sales from our Wood Products segment. These contracts cash settled at various dates throughout the length of the contracts. Our last lumber swap settled in 2012; there were no lumber swaps outstanding at December 31, 2014 or 2013. See Note 12: Financial Instruments and Concentration of Risk in the Notes to Consolidated Financial Statements for additional information about our lumber swaps.

40 / POTLATCH CORPORATION

Quantitative Information about Market Risks
The following table summarizes our outstanding debt, interest rate swaps and average interest rates as of December 31, 2014:

	EXPECTED MATURITY DATE
(Dollars in thousands)	2015	2016	2017	2018	2019	THEREAFTER	TOTAL
Variable rate debt:
Principal due	$—	$—	$—	$—	$40,000	$80,000	$120,000
Average interest rate					1.88%	2.13%	2.05%
Fair value at 12/31/14							$120,000

Fixed rate debt:
Principal due	$22,500	$5,000	$11,000	$14,250	$150,000	$307,335	$510,085
Average interest rate	6.95%	8.80%	5.64%	8.88%	7.50%	5.06%	6.02%
Fair value at 12/31/14							$537,943

Interest rate swaps[1]:
Fixed to variable	$372	$92	$169	$551	$(391)	$—	$793
Fair value at 12/31/14							$793
[1] Interest rate swaps are included in long-term debt on the Consolidated Balance Sheets. The derivative assets are included in the other assets and current receivables on the Consolidated Balance Sheets.

A hypothetical increase or decrease of 50 and 100 basis points (BPS) related to our interest rate swap agreements would have the following effects on fair value:

(Dollars in thousands)	NOTIONAL AMOUNT	INTEREST RATE SWAP AGREEMENTS - FAIR VALUE[1]
		Current	+50 BPS	+100 BPS	-50 BPS	-100 BPS
Maturing in:
2015	$22,500	389	302	216	460	470
2016	5,000	99	76	52	119	124
2017	5,000	178	121	66	239	296
2018	14,250	579	369	163	797	1,019
2019	50,000	(399)	(1,537)	(2,645)	779	1,980
Total	$96,750	$846	$(669)	$(2,148)	$2,394	$3,889
[1] Fair value for this table is calculated on a termination value basis. Accrued interest is included and a credit value adjustment, which is used for GAAP purposes, is excluded.

2014 FORM 10-K / 41

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per-share amounts)

	FOR THE YEARS ENDED DECEMBER 31,
	2014	2013	2012
Revenues	$606,950	$570,289	$525,134
Costs and expenses:
Cost of goods sold[1]	429,789	408,772	390,773
Selling, general and administrative expenses	44,655	50,397	49,419
Environmental remediation charges	—	3,522	—
	474,444	462,691	440,192
Operating income	132,506	107,598	84,942
Interest expense, net	(22,909)	(23,132)	(25,539)
Income before income taxes	109,597	84,466	59,403
Income taxes	(19,687)	(13,885)	(16,809)
Net income	$89,910	$70,581	$42,594

Net income per share:
Basic	$2.21	$1.74	$1.06
Diluted	2.20	1.73	1.05

Distributions per share	$1.425	$1.28	$1.24
The accompanying notes are an integral part of these consolidated financial statements.
1 A 2012 asset impairment charge of $107 was reclassified to cost of goods sold.

42 / POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2014	2013	2012
Net income	$89,910	$70,581	$42,594
Other comprehensive income (loss), net of tax:
Defined benefit pension plans and other postretirement employee benefits (OPEB):
Net gain (loss) arising during the period, net of tax expense (benefit) of $(15,598), $21,424 and $(5,968)	(24,396)	33,510	(9,334)
Prior service credit arising during the period, net of tax expense of $0, $0 and $2,159	—	—	3,273
Amortization of actuarial loss included in net periodic cost, net of tax expense of $6,488, $9,024 and $7,208	10,149	14,114	11,275
Amortization of prior service credit included in net periodic cost, net of tax benefit of $(3,468), $(3,482) and $(3,343)	(5,425)	(5,446)	(5,230)
Other comprehensive income (loss), net of tax	(19,672)	42,178	(16)
Comprehensive income	$70,238	$112,759	$42,578
The accompanying notes are an integral part of these consolidated financial statements.

2014 FORM 10-K / 43

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per-share amounts)

	AT DECEMBER 31
	2014	2013
ASSETS
Current assets:
Cash	$4,644	$5,586
Short-term investments	26,368	52,251
Receivables, net of allowance for doubtful accounts of $450	9,928	16,572
Inventories	31,490	36,275
Deferred tax assets	6,168	7,724
Other assets	15,065	11,961
Total current assets	93,663	130,369
Property, plant and equipment, net	65,749	59,976
Timber and timberlands, net	828,420	455,871
Deferred tax assets	37,228	21,576
Other assets	10,361	12,738
Total assets	$1,035,421	$680,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22,870	$—
Current liability for pensions and other postretirement employee benefits	6,260	6,701
Accounts payable and accrued liabilities	43,064	43,617
Total current liabilities	72,194	50,318
Long-term debt	606,473	320,092
Liability for pensions and other postretirement employee benefits	115,936	83,619
Other long-term obligations	15,752	22,353
Total liabilities	810,355	476,382
Stockholders’ equity:
Preferred stock, authorized 4,000,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000,000 shares, issued 40,605,179 and 40,536,879 shares	40,605	40,537
Additional paid-in capital	346,441	337,887
Accumulated deficit	(43,588)	(75,556)
Accumulated other comprehensive loss, net of tax of $(77,586) and $(64,868)	(118,392)	(98,720)
Total stockholders’ equity	225,066	204,148
Total liabilities and stockholders' equity	$1,035,421	$680,530
The accompanying notes are an integral part of these consolidated financial statements.

44 / POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,910	$70,581	$42,594
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	26,749	26,962	26,247
Basis of real estate sold	8,646	2,904	5,048
Change in deferred taxes	(1,616)	(2,467)	15,992
Employee benefit plans	2,122	7,561	4,317
Employee equity-based compensation expense	4,137	4,377	4,067
Other, net	(2,191)	(1,972)	599
Change in:
Receivables	7,016	(5,904)	2,865
Inventories	4,785	(7,347)	(325)
Other assets	(1,421)	1,668	(1,459)
Accounts payable and accrued liabilities	(2,388)	(3,468)	163
Funding of qualified pension plans	(3,550)	—	(21,630)
Timber deposits and cost share roads	(827)	(2,643)	1,503
Net cash from operating activities	131,372	90,252	79,981
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments	25,883	10,826	(88)
Transfer from company owned life insurance (COLI)	28,870	—	21,751
Transfer to COLI	(25,515)	—	—
Property, plant and equipment	(13,261)	(10,280)	(5,636)
Timberlands reforestation and roads[1]	(10,971)	(12,313)	(11,774)
Acquisition of timber and timberlands[1]	(388,952)	(1,060)	(11,778)
Other, net	1,263	823	(1,122)
Net cash from investing activities	(382,683)	(12,004)	(8,647)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(57,848)	(51,868)	(50,041)
Repayment of long-term debt	—	(36,663)	(21,662)
Proceeds from issuance of long-term debt	310,000	—	12,000
Issuance of common stock	398	1,904	1,075
Change in book overdrafts	1,465	(955)	462
Deferred financing costs	(2,388)	(25)	(2,148)
Employee tax withholdings on vested performance share awards	(1,104)	(1,738)	(1,714)
Other, net	(154)	(302)	(140)
Net cash from financing activities	250,369	(89,647)	(62,168)
Increase (decrease) in cash	(942)	(11,399)	9,166
Cash at beginning of year	5,586	16,985	7,819
Cash at end of year	$4,644	$5,586	$16,985

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$20,918	$22,229	$23,884
Income taxes, net	18,104	20,097	53
The accompanying notes are an integral part of these consolidated financial statements.
1 Acquisitions of timber and timberlands in 2013 and 2012 were reclassified in order to conform to the 2014 presentation.

2014 FORM 10-K / 45

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands, except per-share amounts)

	Common Stock Issued		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2011	40,202,170	$40,202	$329,206	$(86,388)	$(140,882)	$142,138
Exercise of stock options and stock awards	60,857	61	1,031	—	—	1,092
Performance share and restricted stock unit awards	126,153	126	3,096	(361)	—	2,861
Net income	—	—	—	42,594	—	42,594
Pension plans and OPEB obligations	—	—	—	—	(16)	(16)
Transfer of assets from REIT to subsidiary	—	—	15	—	—	15
Common distributions, $1.24 per share	—	—	—	(50,041)	—	(50,041)
Balance, December 31, 2012	40,389,180	$40,389	$333,348	$(94,196)	$(140,898)	$138,643
Exercise of stock options and stock awards	70,968	71	1,833	—	—	1,904
Performance share and restricted stock unit awards	76,731	77	2,706	(73)	—	2,710
Net income	—	—	—	70,581	—	70,581
Pension plans and OPEB obligations	—	—	—	—	42,178	42,178
Common distributions, $1.28 per share	—	—	—	(51,868)	—	(51,868)
Balance, December 31, 2013	40,536,879	$40,537	$337,887	$(75,556)	$(98,720)	$204,148
Exercise of stock options and stock awards	12,859	13	385	—	—	398
Performance share and restricted stock unit awards	55,441	55	2,974	(94)	—	2,935
Net income	—	—	—	89,910	—	89,910
Director deferred stock awards	—	—	5,195	—	—	5,195
Pension plans and OPEB obligations	—	—	—	—	(19,672)	(19,672)
Common distributions, $1.425 per share	—	—	—	(57,848)	—	(57,848)
Balance, December 31, 2014	40,605,179	$40,605	$346,441	$(43,588)	$(118,392)	$225,066
The accompanying notes are an integral part of these consolidated financial statements.

46 / POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 FORM 10-K / 47

NOTE 1. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES
CONSOLIDATION
The Consolidated Financial Statements include the accounts of Potlatch Corporation and its subsidiaries after elimination of significant intercompany transactions and accounts. There are no significant unconsolidated subsidiaries.
We are primarily engaged in activities associated with timberland management, including the sale of timber, the management of approximately 1.6 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacture and sale of wood products. Our timberlands and all of our wood products facilities are located within the continental United States. The primary market for our products is the United States. We converted to a Real Estate Investment Trust (REIT) effective January 1, 2006.
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
Significant estimates are described in further detail in the Notes to Consolidated Financial Statements. Significant estimates include timber volumes, assumptions utilized for asset and disposal group impairment tests, income projections and tax planning strategies used to support realization of deferred tax assets, environmental liabilities, pension and postretirement obligation assumptions and fair value of derivative instruments.
EQUITY-BASED COMPENSATION
Equity-based awards are measured at fair value on the dates they are granted or modified. These measurements establish the cost of the equity-based awards for accounting purposes. The cost of the equity-based award is then recognized in the Consolidated Statements of Income over each employee’s required service period. See Note 15: Equity-Based Compensation Plans for more information about our equity-based compensation.
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
TIMBER AND TIMBERLANDS
Timber and timberlands are valued at cost less accumulated depletion and amortization. For fee timber, the capitalized cost includes costs related to stand establishment, including costs of preparing the land for planting, cost of seeds or seedlings, and tree planting, including labor, materials, depreciation of company-owned equipment and the cost of contract services. Upon completion of planting activities and field inspection to assure the planting operation was successful, a plantation will be considered “established.” Subsequent expenditures made to maintain the integrity or enhance the growth of an established plantation or stand are expensed. Post-establishment expenses include release spray treatments, pest control activities, thinning operations, fertilization and replanting seedlings lost through mortality. Expenditures for forest management consist of regularly recurring items necessary for ownership and administration of timber producing property such as fire protection, property taxes and insurance, silviculture costs incurred subsequent to stand establishment, cruising (physical inventory), property maintenance

48 / POTLATCH CORPORATION

and salaries, supplies, travel, record-keeping and other normal recurring administrative personnel costs. These expenditures are accounted for as current operating expenses. Timberland acquisitions are capitalized and the cost is allocated to timberland, merchantable sawlogs, merchantable pulpwood, reproduction (young growth not merchantable), logging roads and other land improvements, generally based on relative appraised values.
The aggregate estimated volume of current standing merchantable timber inventory is updated at least annually to reflect increases due to reclassification of young growth to merchantable timber when the young growth meets defined diameter specifications, the annual growth of merchantable timber and the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests and land sales. Timber volumes are estimated from cruises of the timber tracts, which are completed on our timberlands on approximately a five to ten year cycle. Since the individual cruises collect field data at different times for specific sites, the growth model projects standing inventory from the cruise date to a common reporting date. Annual growth rates for the merchantable inventory have historically been in the range of 2%-5% in the North and 6%-9% in the South.
Depletion represents the amount charged to expense as fee timber is harvested. Rates at which timber is depleted are calculated annually for each of our Resource regions by dividing the beginning of year balance of the timber accounts by the forest inventory volume, after inventory updates for growth projection adjustments and new timber cruises.
The base cost of logging roads, such as the clearing, grading, and ditching, is not amortized and remains a capitalized item until obliteration or other disposition, while other portions of the initial cost, such as bridges, culverts and gravel surfacing are amortized over their useful lives, which range from 5 to 20 years. Costs associated with temporary logging roads that will not remain part of our road system are expensed as incurred.
REAL ESTATE SALES
Sales of non-core timberland are considered to be part of our normal operations. We therefore classify revenue and costs associated with real estate sold in revenues and cost of goods sold, respectively, in our Consolidated Statements of Income. Cash generated from real estate sales is included as an operating activity in our Consolidated Statements of Cash Flows.
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
We use a qualified intermediary to facilitate LKE transactions. Proceeds from forward transactions are held by the intermediary and are classified as restricted cash within non-current other assets, because we intend to reinvest the the funds in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. In the case of reverse transactions in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a non-current asset and included in “Timber and timberlands, net” in our Consolidated Balance Sheets and as “Additions to timber and timberlands” in the investing activities section of our Consolidated Statements of Cash Flows.
LONG-LIVED ASSETS
Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. The estimates are adjusted periodically to reflect changing business conditions. Impaired assets are written down to fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
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

2014 FORM 10-K / 49

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
REVENUE RECOGNITION
We recognize revenue from the sale of timber when risk of loss transfers to the buyer and the quantity sold is determinable. These sales take the form of delivered logs, pay-as-cut contracts, timber deeds and lump sum contracts. On delivered log sales, revenue, which includes amounts billed for logging and hauling, is recognized at the point that logs are delivered and scaled. Revenue is recognized on timber deeds and lump sum contracts generally upon closing or when the contracts are effective, which is the point at which the buyer assumes risk of loss associated with the standing timber.
We receive cash consideration in full and recognize revenue at closing on substantially all our real estate sales.
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
PROSPECTIVE ACCOUNTING PRONOUNCEMENTS
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
SHIPPING AND HANDLING COSTS
Costs for shipping and handling are included in cost of goods sold in our Consolidated Statements of Income.

50 / POTLATCH CORPORATION

NOTE 2. EARNINGS PER SHARE
The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the years ended December 31:

(Dollars in thousands, except per-share amounts)	2014	2013	2012
Net income	$89,910	$70,581	$42,594

Basic weighted-average shares outstanding	40,748,924	40,502,878	40,333,333
Incremental shares due to:
Performance shares	117,830	133,766	134,079
Restricted stock units	27,628	69,076	70,217
Stock options	—	3,567	15,520
Diluted weighted-average shares outstanding	40,894,382	40,709,287	40,553,149

Basic net income per share	$2.21	$1.74	$1.06
Diluted net income per share	$2.20	$1.73	$1.05

Anti-dilutive shares excluded from the calculation:
Performance shares	—	3,441	—
Restricted stock units	1,216	—	315
Total anti-dilutive shares excluded from the calculation	1,216	3,441	315
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

NOTE 4. INVENTORIES

(Dollars in thousands)	2014	2013
Logs	$7,930	$14,975
Lumber and other manufactured wood products	17,286	15,967
Materials and supplies	6,274	5,333
	$31,490	$36,275
Valued at lower of cost or market:
Last-in, first-out basis	$16,874	$23,250
Average cost basis	14,616	13,025
Total inventories	$31,490	$36,275
If the last-in, first-out inventory had been carried at average cost, the values would have been approximately $11.0 million, $11.3 million, and $10.6 million higher at December 31, 2014, 2013, and 2012, respectively.

2014 FORM 10-K / 51

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	2014	2013
Land and land improvements	$18,374	$17,201
Buildings and structures	36,174	33,985
Machinery and equipment	176,085	171,385
Construction in progress	5,878	1,225
	236,511	223,796
Less: accumulated depreciation	(170,762)	(163,820)
Total property, plant and equipment	$65,749	$59,976
Depreciation charged against operating income totaled $8.1 million, $8.2 million and $8.8 million in 2014, 2013 and 2012, respectively.

NOTE 6. TIMBER AND TIMBERLANDS

(Dollars in thousands)	2014	2013
Timber and timberlands	$760,431	$391,916
Logging roads	67,989	63,955
Total timber and timberlands	$828,420	$455,871
Depletion from company-owned lands totaled $14.5 million, $14.6 million and $12.9 million in 2014, 2013 and 2012, respectively. Amortization of logging roads totaled $2.8 million, $2.7 million and $2.6 million in 2014, 2013 and 2012, respectively.
On December 7, 2014, we acquired approximately 201,000 acres of timberland in Alabama and Mississippi for a total purchase price of $384 million. We borrowed $310 million of new term loans and used cash on hand to pay for the acquisition. See Note 9: Debt in the Notes to Consolidated Financial Statements. The transaction was accounted for as an asset acquisition.
Payments due under timber cutting contracts total $2.0 million, $2.6 million, $7.3 million and $2.5 million in 2015, 2016, 2017 and 2018, respectively.

NOTE 7. OTHER ASSETS

Current Other Assets
(Dollars in thousands)	2014	2013
Basis of real estate held for sale	$11,529	$10,010
Deferred charges	1,172	1,008
Prepaid expenses	2,364	943
Total current other assets	$15,065	$11,961

Noncurrent Other Assets
(Dollars in thousands)	2014	2013
Deferred charges	$6,697	$5,668
Noncurrent investments	911	3,144
Derivative asset associated with interest rate swaps	421	1,830
Developed land	1,733	1,733
Other	599	363
Total noncurrent other assets	$10,361	$12,738
Deferred charges primarily consist of deferred financing costs, which are being amortized over the life of the associated debt.

52 / POTLATCH CORPORATION

NOTE 8. INCOME TAXES
As a REIT, we generally are not subject to federal and state corporate income taxes on income of the REIT that we distribute to our shareholders. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value over tax basis on January 1, 2006) on sales of real property held by the REIT during the first ten years following our REIT conversion. The sale of standing timber is not subject to built-in gains tax. The Small Business Jobs Act of 2010 modified the built-in gains provisions to exempt sales of real properties in 2011, if five years of the recognition period had elapsed before January 1, 2011. The reduced five-year holding period was extended each year through 2014. Accordingly, the built-in gains tax did not apply to Potlatch sales of real property that occurred in 2011 through 2014.
We conduct certain activities through taxable REIT subsidiaries (TRS) that are subject to corporate-level federal and state income taxes. These activities are principally comprised of our wood products manufacturing operations and certain real estate investments held for development and sale.
We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2014, 2013 and 2012, we recognized insignificant amounts related to interest and penalties in our tax provision. At December 31, 2014 and 2013, we had no accrued interest related to tax obligations and no accrued interest receivable with respect to open tax refunds.
Income tax expense consists of the following for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Current	$21,205	$16,352	$292
Deferred	(2,143)	(2,754)	8,197
Net operating loss carryforwards	625	287	8,320
Income taxes	$19,687	$13,885	$16,809
Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
U.S. federal statutory income tax	$38,359	$29,563	$20,791
REIT income not subject to federal income tax	(16,812)	(13,918)	(5,241)
Change in valuation allowance	(1,818)	(683)	—
State income taxes, net of federal income tax	2,234	942	1,615
Domestic production activities deduction	(1,055)	(1,579)	—
Permanent book-tax differences	(1,073)	(384)	(413)
All other items	(148)	(56)	57
Income taxes	$19,687	$13,885	$16,809
Effective tax rate	18.0%	16.4%	28.3%

2014 FORM 10-K / 53

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(Dollars in thousands)	2014	2013
Deferred tax assets:
Pensions	$31,527	$16,807
Postretirement employee benefits	16,209	18,464
Inventories	2,720	2,636
Incentive compensation	2,544	2,807
Nondeductible accruals	2,033	2,405
Tax credits	1,904	2,135
Employee benefits	1,839	1,586
Net operating loss carryforwards	142	1,056
Other	224	200
Total deferred tax assets	59,142	48,096
Valuation allowance	—	(2,184)
Deferred tax assets, net of valuation allowance	59,142	45,912
Deferred tax liabilities:
Timber and timberlands	(5,120)	(5,871)
Property, plant and equipment	(10,626)	(10,741)
Total deferred tax liabilities	(15,746)	(16,612)
Net deferred tax assets	$43,396	$29,300
Net deferred tax assets and liabilities consist of:

(Dollars in thousands)	2014	2013
Current deferred tax assets	$6,168	$7,724
Noncurrent deferred tax assets	37,228	21,576
Net deferred tax assets	$43,396	$29,300

As of December 31, 2014 we believe it is more likely than not that we will have sufficient future taxable income to realize all of our deferred tax assets. During 2014, the valuation allowance decreased from $2.2 million to zero, with $1.8 million of the decrease due to the actual use and expected future use of Idaho Investment Tax Credits.
We have state net operating loss carryforwards of $3.4 million at December 31, 2014 that expire from 2016 through 2017. We have Idaho Investment Tax Credits of $2.9 million at December 31, 2014 that expire from 2016 through 2028.
The following table summarizes the tax years subject to examination by major taxing jurisdictions:

Jurisdiction	Years
Federal	2011	-	2014
Arkansas	2011	-	2014
Michigan	2010	-	2014
Minnesota	2010	-	2014
Idaho	2011	-	2014
As of December 31, 2014 and 2013, we had no liabilities for unrecognized tax benefits. We do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

54 / POTLATCH CORPORATION

NOTE 9. DEBT

The following table presents our long-term debt as of December 31:

(Dollars in thousands)	2014	2013
Term loans, variable rate 1.88% to 2.13% due 2019 through 2021 and fixed rate 2.95% to 4.64% due 2017 through 2024	$322,000	$12,000
Senior Notes, 7.50%, due 2019	150,000	150,000
Revenue bonds, 5.90% to 6.95%, due 2024 and 2026	108,335	108,335
Debentures, 6.95%, due 2015	22,500	22,500
Medium-term notes, 8.75% to 8.89%, due 2016 through 2022	27,250	27,250
	630,085	320,085
Interest rate swaps	793	1,830
Less unamortized discounts	(1,535)	(1,823)
	629,343	320,092
Less current portion	(22,870)	—
Long-term debt	$606,473	$320,092
CREDIT AGREEMENT
On August 12, 2014, we entered into an amended and restated credit agreement with an expiration date of February 12, 2020, which supersedes our previous credit agreement dated as of December 11, 2012. This new credit agreement provides for a revolving line of credit with an initial aggregate principal amount not to exceed $250 million, which may be increased by up to an additional $250 million. It also includes a sublimit of $40 million for the issuance of standby letters of credit and a sublimit of $25 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of December 31, 2014, there were no borrowings outstanding under the revolving line of credit, and approximately $1.4 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2014 was $248.6 million.
Pricing is set according to the type of borrowing. LIBOR Loans are issued at a rate equal to the British Bankers Association LIBOR Rate, while Base Rate Loans are issued at a rate equal to the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its “prime rate,” and (c) the sum of the LIBOR that would apply to a one month Interest Period plus 1.00%. The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 0.875% to 1.70% for LIBOR loans and from 0% to 0.70% for Base Rate loans, depending on our current credit rating. As of December 31, 2014, we were able to borrow under the bank credit facility with the additional applicable rate of 1.30% for LIBOR Loans and 0.30% for Base Rate Loans, with facility fees of 0.2% on the $250 million of the bank credit facility.
TERM LOANS
On December 5, 2014, we entered into an amended and restated term loan agreement totaling $322 million, consisting of $310 million of new term loans to fund the acquisition of timberlands in Alabama and Mississippi and$12 million of term loans that we incurred in December 2012 to fund two timberland acquisitions in Arkansas. The new debt consists of six tranches of term loans, with $40.0 million maturing each year from 2019 through 2023 and $110.0 million maturing in 2024. The first three tranches are variable rate term loans based on 3-month LIBOR plus a spread between 1.65% and 1.90%. The last three tranches are fixed rate term loans with interest rates between 4.29% and 4.64%. Our original 2012 term loans consist of two $6 million tranches, with rates of 2.95% on the 2017 maturity and 3.70% on the 2020 maturity. The term loan agreement contains the same covenants and restrictions as those in our bank credit facility.

2014 FORM 10-K / 55

DEBT MATURITIES
Scheduled principal payments due on long-term debt during each of the five years subsequent to December 31, 2014, are as follows:

(Dollars in thousands)
2015	$22,500
2016	5,000
2017	11,000
2018	14,250
2019	190,000

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

(Dollars in thousands)	2014	2013
Wages, salaries and employee benefits	$14,667	$15,908
Trade accounts payable	5,656	7,702
Taxes other than income taxes	5,663	6,247
Interest	4,811	4,018
Logging related expenses	2,983	1,600
Deferred recreational lease income	1,616	880
Freight	740	802
Book overdrafts	4,385	2,920
Other	2,543	3,540
Total	$43,064	$43,617

NOTE 11. OTHER LONG-TERM OBLIGATIONS

(Dollars in thousands)	2014	2013
Employee benefits and related liabilities	$8,839	$15,423
Cost share logging roads	5,894	5,759
Other	1,019	1,171
Total	$15,752	$22,353
On May 8, 2014, our board approved changes to our director compensation program. This amendment states that upon a director's separation from the company, all deferred awards will be settled in company stock and no longer settled in cash. This resulted in a reclassification of the related $4.3 million from employee benefits and related liabilities to stockholders' equity.

56 / POTLATCH CORPORATION

NOTE 12. FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK
FAIR VALUE OF FINANCIAL INSTRUMENTS
Estimated fair values of our financial instruments as of December 31 are as follows:

	2014		2013
(Dollars in thousands)	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Cash and short-term investments (Level 1)	$31,012	$31,012	$57,837	$57,837
Net derivative asset related to interest rate swaps (Level 2)	793	793	1,830	1,830
Long-term debt (including current portion of long-term debt and fair value adjustments related to fair value swaps) (Level 2)	629,343	657,943	320,092	347,869
Company owned life insurance (COLI) (Level 3)	877	877	3,110	3,110
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
For cash and short-term investments, the carrying amount approximates fair value due to the short-term nature of these financial instruments. The fair value of the interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate forward curves. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues, or estimated based on average market prices for comparable debt when there is no quoted market price. Contract value of our COLI, the amount at which it could be redeemed, is used as a practical expedient to estimate fair value because market prices are not readily available.
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
FAIR VALUE HEDGES OF INTEREST RATE RISK
As of December 31, 2014, we had seven separate interest rate swaps with notional amounts totaling $96.75 million associated with our $22.5 million debentures, $24.25 million of our medium-term notes and $50.0 million of our

2014 FORM 10-K / 57

senior notes. The swaps convert interest payments with fixed rates ranging between 6.95% and 8.89% to a variable rate of 3-month LIBOR plus a spread between 4.738% and 6.518%. The interest rate swaps terminate at various dates between December 2015 and November 2019.
NON-DESIGNATED LUMBER SWAP
Derivatives not designated as hedges were not speculative and have been used occasionally to manage our exposure to commodity price movements, but did not meet the strict hedge accounting requirements. In February 2012, we entered into two commodity swap contracts that settled during the second quarter of 2012. In September 2011, we entered into two commodity swap contracts that settled in February 2012. Changes in the fair value of derivatives not designated in hedging relationships were recorded directly in net income. There were no outstanding lumber swap contracts at December 31, 2014 or 2013.
BALANCE SHEET AND INCOME EFFECTS OF DERIVATIVES
The fair values of derivative instruments on our Consolidated Balance Sheets as of December 31 are as follows:

	DERIVATIVE ASSETS
		2014	2013
(Dollars in thousands)	BALANCE SHEET LOCATION	FAIR VALUE	FAIR VALUE
Derivatives designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	$793	$1,830
Total derivatives designated as hedging instruments		$793	$1,830
The effect of derivatives on the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 are as follows:

	LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME
(Dollars in thousands)		2014	2013	2012
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on hedging instrument[1]	Interest expense	$979	$960	$868
Net gain recognized in income from fair value hedges		$979	$960	$868

Derivatives not designated as hedging instruments:
Lumber contracts
Unrealized loss on derivative	Cost of goods sold	$—	$—	$(480)
Realized loss on derivative	Cost of goods sold	—	—	(396)
Net loss recognized in income from derivatives not designated as hedging instruments		$—	$—	$(876)

[1]	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the period.
CONCENTRATION OF RISK
One customer accounted for slightly more than 10% of our revenues in the years ended December 31, 2014, 2013 and 2012.

58 / POTLATCH CORPORATION

NOTE 13. SAVINGS PLANS, PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
SAVINGS PLANS
Substantially all of our employees are eligible to participate in 401(k) savings plans. In 2014, 2013 and 2012, we made matching 401(k) contributions on behalf of employees of $2.0 million, $1.8 million and $1.6 million, respectively. Effective January 1, 2011, we closed our defined benefit pension plans to any new salaried and hourly non-represented entrants. In connection with these closures, additional company 401(k) contributions are made for employees hired after that date.
PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
We also provide benefits under company-sponsored defined benefit retiree health care plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost-sharing features.
We recognize the underfunded status of our defined benefit pension plans and other postretirement employee benefit obligations on our Consolidated Balance Sheets. We recognize the changes in the funded status in the year in which changes occur through our Consolidated Statements of Comprehensive Income.
We use a December 31 measurement date for our benefit plans and obligations.
The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans and obligations are as follows:

	PENSION PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB)
(Dollars in thousands)	2014	2013	2014	2013
Benefit obligation at beginning of year	$(393,565)	$(445,535)	$(47,343)	$(52,033)
Service cost	(5,081)	(5,318)	(25)	(94)
Interest cost	(19,184)	(17,826)	(1,741)	(1,810)
Plan amendments	—	—	—	—
Actuarial loss (gain)	(49,990)	41,178	3,229	2,692
Benefits paid	50,126	33,936	4,319	3,902
Benefit obligation at end of year	$(417,694)	$(393,565)	$(41,561)	$(47,343)

Fair value of plan assets at beginning of year	$350,588	$345,633	$—	$—
Actual return on plan assets	31,280	37,157	—	—
Employer contributions and benefit payments	5,317	1,734	4,319	3,902
Benefits paid	(50,126)	(33,936)	(4,319)	(3,902)
Fair value of plan assets at end of year	$337,059	$350,588	$—	$—

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1,774)	$(1,772)	$(4,486)	$(4,929)
Noncurrent liabilities	(78,861)	(41,205)	(37,075)	(42,414)
Funded status	$(80,635)	$(42,977)	$(41,561)	$(47,343)
Changes in actuarial assumptions, primarily the decrease in the discount rate, and adoption of updated mortality tables used to calculate our pension liabilities resulted in a decrease to the funded status of our pension plans at the end of 2014.
The accumulated benefit obligation for all defined benefit pension plans was $410.4 million and $387.4 million at December 31, 2014 and 2013, respectively.
On January 1, 2011 we froze our pension plans to any new salaried and hourly non-represented employees hired after that date.

2014 FORM 10-K / 59

In late 2009, we restructured our health care and life insurance plans for the majority of our retirees, with the changes effective January 1, 2010. The level of subsidy was frozen for retirees so that all future increments in heath care costs will be borne by the retirees. In addition, the retiree medical plans were redesigned for all retirees. For retirees under age 65, a high deductible medical plan was created and all other existing medical plans were terminated. These retirees were transferred to the new medical plan effective January 1, 2010. For retirees age 65 or over, the medical plan is divided into two components, with the company continuing to self-insure prescription drugs and providing a fully-insured medical supplemental plan through AARP/United Healthcare. Both medical plans require the retiree to contribute the amounts in excess of the company subsidy in order to continue coverage. Finally, vision, dental and life insurance coverage for these retirees were terminated. The effect of these retiree plan changes was a reduction in the accumulated postretirement benefit obligation of $76.7 million, which was recognized as of December 31, 2009. The retirees from our Arkansas wood products manufacturing facility are represented by a bargaining group and their retiree medical plan is covered by the collective bargaining agreement.
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
The general policy states that plan assets will be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that management will maintain adequate liquidity for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revise long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection include the following:
•Assets are diversified among various asset classes, such as domestic equities, global equities, fixed income, convertible securities and liquid reserves. The long-term asset allocation ranges are as follows:

Domestic and international equities	24%	-	48%
Fixed income securities	38%	-	58%
Alternatives	12%	-	18%
Cash	0%	-	5%
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

60 / POTLATCH CORPORATION

The asset allocations of the pension benefit plans’ assets at December 31 by asset category are as follows:

	PENSION PLANS
ASSET CATEGORY	2014	2013
Domestic equity securities	14%	20%
Global/international equity securities	22	27
Fixed income securities	48	38
Other	16	15
Total	100%	100%
The pension assets are stated at fair value. Refer to Note 12. Financial Instruments and Concentration of Risk for discussion of the framework used to measure fair value.
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

•	Investments in funds that may not be fully redeemed at NAV in the near-term are generally classified in Level 3.
Fair value measurements at December 31, 2014:

(Dollars in thousands)
ASSET CATEGORY	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL
Cash and equivalents	$6,586	$—	$—	$6,586
Equity securities:
U.S. small/mid cap[1]	1,136	—	—	1,136
International companies	13,782	—	—	13,782
Mutual funds[2]	226,710		—	226,710
Collective investments:
U.S. large cap[3]	—	30,005	—	30,005
Developed markets[4]	—	29,879	—	29,879
Emerging markets[5]	—	28,961	—	28,961
Total	$248,214	$88,845	$—	$337,059

[1]	These are managed investments in US small/mid cap equities that track the Russell 2500 Growth index.

[2]
The mutual funds were 72% invested in high-quality intermediate and long-term investment grade securities, 22% invested in a diversified portfolio of fixed-income instruments of varying maturities, which may be represented by forwards or derivatives such as options, futures contracts or swap agreements and debt securities, and 6% invested in US small/mid cap equities that track the Russell 2500 Growth index.

[3]	These collective investments are invested in US large cap equities that track the S&P 500.

[4]	These collective investments are invested in equity funds of developed markets outside of the US & Canada, that track the MSCI EAFE Value or MSCI EAFE Growth index.

[5]	These collective investments are invested in equity funds of emerging markets outside of the US & Canada, that track the MSCI Emerging Markets index.

2014 FORM 10-K / 61

Fair value measurements at December 31, 2013:

(Dollars in thousands)
ASSET CATEGORY	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL
Cash and equivalents	$9,673	$—	$—	$9,673
Equity securities:
U.S. large cap[1]	32,304	—	—	32,304
U.S. small/mid cap[2]	19,053	—	—	19,053
International companies	34,773	—	—	34,773
Mutual funds[3]	185,505	—	—	185,505
Collective investments:
Developed markets[4]	—	17,401	—	17,401
Emerging markets[5]	—	41,300	—	41,300
Hedge funds[6]	—	—	10,579	10,579
Total	$281,308	$58,701	$10,579	$350,588

[1]	These are managed investments in US large cap equities that track the Russell 1000 Value index.

[2]	These are managed investments in US small/mid cap equities that track the Russell 2500 Growth index.

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

[6]
The hedge funds are 37% invested in long/short and event-driven equity, 24% invested in long and short credit, 11% in relative value, 10% invested in distressed debt, 6% invested in convertible bond hedging, with the remaining 13% in other investments.

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31:

	Hedge Funds
(Dollars in thousands)	2014	2013
Balance, beginning of year	$10,579	$45,693
Sales and settlements	(10,579)	(34,500)
Unrealized losses relating to assets still held at the reporting date	—	(614)
Balance, end of year	$—	$10,579

62 / POTLATCH CORPORATION

PLAN ACTIVITY
Pre-tax components of net periodic cost (benefit) recognized in our Consolidated Statements of Income were as follows:

	PENSION PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Service cost	$5,081	$5,318	$5,238	$25	$94	$284
Interest cost	19,184	17,826	19,986	1,741	1,810	2,478
Expected return on plan assets	(24,512)	(26,092)	(28,755)	—	—	—
Curtailment credit	—	—	—	—	—	(103)
Amortization of prior service cost (credit)	748	779	770	(9,641)	(9,708)	(9,343)
Amortization of actuarial loss	14,451	19,929	15,356	2,186	3,209	3,127
Net periodic cost (benefit)	$14,952	$17,760	$12,595	$(5,689)	$(4,595)	$(3,557)

Other amounts recognized in our Consolidated Statements of Comprehensive Income were as follows:

	PENSION PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Net amount at beginning of year	$117,167	$161,667	$158,883	$(18,447)	$(20,769)	$(18,001)

Amounts arising during the period:
Net loss (gain)	43,223	(52,242)	20,180	(3,229)	(2,692)	(4,878)
Prior service cost (credit)	—	—	510	—	—	(5,942)
Taxes	(16,857)	20,374	(8,069)	1,259	1,050	4,260
Net amount arising during the period	26,366	(31,868)	12,621	(1,970)	(1,642)	(6,560)

Amounts reclassified during the period:
Amortization of prior service (cost) credit	(748)	(779)	(770)	9,641	9,708	9,343
Amortization of actuarial loss	(14,451)	(19,929)	(15,356)	(2,186)	(3,209)	(3,127)
Taxes	5,927	8,076	6,289	(2,907)	(2,535)	(2,424)
Net reclassifications during the period	(9,272)	(12,632)	(9,837)	4,548	3,964	3,792

Net amount at end of year	$134,261	$117,167	$161,667	$(15,869)	$(18,447)	$(20,769)

Amounts recognized in accumulated other comprehensive loss on our Consolidated Balance Sheets, net of tax, consist of:

	PENSION PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
(Dollars in thousands)	2014	2013	2014	2013
Net loss	$134,717	$115,404	$(21,750)	$16,490
Prior service cost (credit)	(456)	1,763	5,881	(34,937)
Net amount recognized	$134,261	$117,167	$(15,869)	$(18,447)

2014 FORM 10-K / 63

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $17.6 million and $0.6 million, respectively. The estimated net loss and prior service credit for OPEB obligations that will be amortized from accumulated other comprehensive loss into net periodic benefit over the next fiscal year are $2.2 million and $9.3 million, respectively.
EXPECTED FUNDING AND BENEFIT PAYMENTS
We are not required to make a contribution to our qualified pension plan in 2015. Our non-qualified pension plan is unfunded and benefit payments are paid from our general assets. We estimate approximately $1.8 million in supplemental pension plan payments in 2015.
Our other postretirement employee benefit plans are unfunded and benefit payments are paid from our general assets they come due. Estimated future benefit payments represent benefit costs incurred during the year by eligible participants.
Estimated future benefit payments, which reflect expected future service are as follows for the years indicated:

(Dollars in thousands)	PENSION PLANS	OTHER POSTRETIREMENT EMPLOYEE BENEFITS
2015	$29,566	$4,486
2016	29,342	4,293
2017	29,167	4,044
2018	29,049	3,789
2019	29,031	3,541
2020 – 2024	143,681	14,600
ACTUARIAL ASSUMPTIONS
The weighted average assumptions used to determine the benefit obligation as of December 31 were:

	PENSION PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2014	2013	2012	2014	2013	2012
Discount rate	4.25%	5.10%	4.15%	3.90%	4.45%	3.70%
Rate of salaried compensation increase	3.00%	3.00%	3.50%	—	—	—
The weighted average assumptions used to determine the net periodic benefit (cost) for the years ended December 31 were:

	PENSION PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2014	2013	2012	2014	2013	2012
Discount rate	5.10%	4.15%	4.95%	4.45%	3.70%	4.85%
Expected return on plan assets	7.50%	8.00%	8.00%	—	—	—
Rate of salaried compensation increase	3.00%	3.50%	3.50%	—	—	—
The discount rate used in the determination of pension and other postretirement employee benefit obligations in 2014 and 2013 was calculated using hypothetical bond portfolios to match the expected benefit payments under each of our pension plans and other postretirement employee benefit obligations based on bonds available on December 31, 2014 with a rating of "AA" or better. The portfolios were well-diversified over corporate industrial, corporate financial, municipal, federal and foreign government issuers.
The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The expected rate of return assumption that will be used to determine net periodic cost for 2015 is 6.75%.
The assumed health care cost trend rate used to calculate other postretirement employee benefit obligations as of December 31, 2014 was 5.7% for a certain group of participants under age 65 in our hourly plan and our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 4.3% in 2094.

64 / POTLATCH CORPORATION

A one percentage point change in the health care cost trend rates would have the following effects on our December 31, 2014 Consolidated Financial Statements:

(Dollars in thousands)	1% INCREASE	1% DECREASE
Effect on total service cost plus interest cost	$5	$(5)
Effect on accumulated postretirement benefit obligation	112	(112)

NOTE 14. COMMITMENTS AND CONTINGENCIES
We have operating leases covering office space, equipment, land and vehicles expiring at various dates through 2033. As leases expire, it can be expected that certain leases will be renewed or replaced in the normal course of business.
As of December 31, 2014, the future minimum rental payments required under our operating leases are as follows:

(Dollars in thousands)
2015	$4,211
2016	3,148
2017	1,904
2018	1,123
2019	452
2020 and thereafter	1,355
Total	$12,193
Operating lease expense was $4.0 million, $3.6 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

2014 FORM 10-K / 65

The following table details our Avery Landing environmental remediation reserve balance for the years ended December 31:

(Dollars in thousands)	2014	2013
Beginning reserve balance	$—	$4,250
Environmental remediation charge	—	3,522
Cash payments	—	(7,772)
Ending reserve balance	$—	$—
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

NOTE 15. EQUITY-BASED COMPENSATION PLANS
As of December 31, 2014, we had two stock incentive plans under which performance shares, restricted stock units (RSUs), or deferred compensation stock equivalent units were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At December 31, 2014, approximately 1.1 million shares were authorized for future use under the 2005 Stock Incentive Plan and 2014 Stock Incentive Plan. We issue new shares of common stock to settle performance shares, restricted stock units, and deferred compensation stock equivalent units.
The following table details our compensation expense and the related income tax benefit as of December 31:

(Dollars in thousands)	2014	2013	2012
Employee equity-based compensation expense:
Performance shares	3,515	3,635	3,440
Restricted stock units	622	742	627
Total employee equity-based compensation expense	$4,137	$4,377	$4,067

Deferred compensation stock equivalent units expense	$345	$1,265	$2,008

Total tax benefit recognized for shared-based payment awards	$280	$71	$525
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

66 / POTLATCH CORPORATION

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
The following table presents the key inputs used in calculating the fair value of the performance share awards in 2014, 2013 and 2012, and the resulting fair values:

	2014	2013	2012
Shares granted	87,441	83,111	85,028
Stock price as of valuation date	$39.76	$45.31	$31.11
Risk-free rate	0.72%	0.40%	0.40%
Fair value of a performance share	$45.57	$62.78	$34.24
The following table summarizes outstanding performance share awards as of December 31, 2014, 2013 and 2012, and changes during those years:

(Dollars in thousands, except per-share amounts)	2014		2013		2012
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	155,814	$48.73	160,214	$44.50	154,594	$50.54
Granted	87,441	45.57	83,111	62.78	85,028	34.24
Vested	(76,202)	34.24	(71,861)	55.84	(76,812)	45.30
Forfeited	(6,820)	49.75	(15,650)	47.32	(2,596)	44.99
Unvested shares outstanding at December 31	160,233	53.86	155,814	48.73	160,214	44.50
Total grant date fair value of share awards vested during the year	$2,609		$4,013		$3,480
Aggregate intrinsic value of unvested share awards at December 31	$6,709		$6,504		$6,019
As of December 31, 2014, there was $4.1 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted average period of 1.6 years.
RESTRICTED STOCK UNITS
Our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan also allow for awards to be issued in the form of RSU grants. During 2014, 2013 and 2012, certain officers and other select employees of the company were granted RSU awards that will accrue distribution equivalents based on distributions paid during the RSU vesting period. The distribution equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. Therefore, the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years, and the terms of certain awards follow a vesting schedule within the given time period.

2014 FORM 10-K / 67

A summary of the status of outstanding RSU awards as of December 31, 2014, 2013 and 2012, and changes during these years is presented below:

	2014		2013		2012
	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	37,461	$38.69	40,219	$34.82	36,359	$35.60
Granted	19,599	40.51	23,449	44.41	20,225	31.53
Vested	(21,333)	34.46	(19,796)	38.19	(14,861)	32.41
Forfeited	(3,272)	42.06	(6,411)	36.91	(1,504)	33.36
Unvested shares outstanding at December 31	32,455	42.24	37,461	38.69	40,219	34.82
Total grant date fair value of RSU awards vested during the year (in thousands)	$735		$756		$482
Aggregate intrinsic value of unvested RSU awards at December 31 (in thousands)	$1,359		$2,511		$1,575
As of December 31, 2014, there was $0.8 million of total unrecognized compensation cost related to outstanding RSU awards, which is expected to be recognized over a weighted average period of 1.5 years.
STOCK OPTIONS
All outstanding stock options were granted with an exercise price equal to the market price on the date of grant, were fully exercisable after two years and expire not later than 10 years from the date of grant. No new stock options were granted in 2014, 2013 or 2012.
A summary of the status of outstanding stock options as of December 31, 2014, 2013 and 2012 and changes during those years is presented below:

	2014		2013		2012
	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE
Outstanding at January 1	12,859	$30.92	83,827	$27.46	144,684	$23.34
Shares exercised	(12,859)	30.92	(70,968)	26.25	(60,857)	17.66
Outstanding and exercisable at December 31	—		12,859	30.92	83,827	27.46
Total intrinsic value of options exercised during the year (in thousands)	$150		$1,423		$938
Cash received from stock option exercises for the years ended December 31, 2014, 2013 and 2012 was $0.4 million, $1.9 million and $1.1 million, respectively.

68 / POTLATCH CORPORATION

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS
A long term incentive award is granted annually to our directors, and payable upon a director's separation from service. Directors may also elect to defer their annual retainers, payable in the form of stock. All stock unit equivalent accounts are credited with dividend equivalents. As of December 31, 2014, there were 122,782 shares outstanding that will be distributed in the future to directors as common stock.

NOTE 16. SEGMENT INFORMATION
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

2014 FORM 10-K / 69

The following table presents business segment information for each of the past three years. Corporate information is included to reconcile segment data to the Consolidated Financial Statements.

(Dollars in thousands)	2014	2013	2012
Revenues:
Resource	$252,581	$238,228	$207,846
Wood Products	376,239	366,015	329,404
Real Estate	40,460	26,160	38,238
	669,280	630,403	575,488
Elimination of intersegment revenues - Resource[1]	(62,330)	(60,114)	(50,354)
Total consolidated revenues	$606,950	$570,289	$525,134
Operating Income:
Resource	$84,976	$73,425	$49,543
Wood Products	52,442	58,892	45,456
Real Estate	26,945	18,266	28,056
Eliminations and adjustments	(190)	(907)	(1,061)
	164,173	149,676	121,994
Corporate	(31,667)	(42,078)	(37,052)
Operating income	132,506	107,598	84,942
Interest expense, net	(22,909)	(23,132)	(25,539)
Income before income taxes	$109,597	$84,466	$59,403
Depreciation, depletion and amortization:
Resource	$17,847	$18,103	$16,446
Wood Products	6,176	6,194	6,538
Real Estate	59	56	36
	24,082	24,353	23,020
Corporate	2,667	2,609	3,227
Total depreciation, depletion and amortization	$26,749	$26,962	$26,247
Basis of real estate sold:
Real Estate	$9,355	$3,536	$5,413
Elimination and adjustments	(709)	(632)	(365)
Total basis of real estate sold	$8,646	$2,904	$5,048
Assets:
Resource and Real Estate[2]	$847,873	$476,628	$477,271
Wood Products	118,674	115,664	100,190
	966,547	592,292	577,461
Corporate	68,874	88,238	141,436
Total consolidated assets	$1,035,421	$680,530	$718,897
Capital Expenditures:[3]
Resource and Real Estate	$11,116	$12,449	$12,138
Wood Products	12,551	9,013	4,427
	23,667	21,462	16,565
Corporate	565	1,131	845
Total capital expenditures	$24,232	$22,593	$17,410

[1]	Intersegment revenues for 2012-2014, which were based on prevailing market prices, consisted of logs sold by our Resource segment to the Wood Products segment.

[2]	Assets are shown on a combined basis for the Resource and Real Estate segments, as we do not produce information separately for those segments for internal purposes.

[3]	Excludes acquisition of timber and timberlands.

70 / POTLATCH CORPORATION

All of our wood products facilities and all other assets are located within the continental United States. We sell and ship products to Canada and Mexico. Geographic information regarding our revenues is summarized as follows:

(Dollars in thousands)	2014	2013	2012
United States	$601,738	$558,138	$516,466
Canada	2,618	9,645	5,180
Mexico	2,594	2,506	3,488
Total consolidated revenues	$606,950	$570,289	$525,134

NOTE 17. FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	THREE MONTHS ENDED
(Dollars in thousands, except per-share amounts)	MARCH 31		JUNE 30		SEPTEMBER 30		DECEMBER 31
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues	$139,579	$139,253	$143,919	$133,212	$177,215	$157,869	$146,237	$139,955
Operating income	31,309	26,608	29,725	29,441	44,869	30,904	26,603	20,645
Net income	20,350	15,487	16,270	19,182	33,154	22,191	20,136	13,721
Net income per share[1]
Basic	$0.50	$0.38	$0.40	$0.47	$0.81	$0.55	$0.49	$0.34
Diluted	0.50	0.38	0.40	0.47	0.81	0.54	0.49	0.34

[1]	Per-share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share amounts may not equal the total computed for the year.

2014 FORM 10-K / 71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Potlatch Corporation:

We have audited the accompanying consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Potlatch Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
February 13, 2015

72 / POTLATCH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Potlatch Corporation:

We have audited Potlatch Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Potlatch Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Potlatch Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2014, and our report dated February 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
February 13, 2015

2014 FORM 10-K / 73

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

(4)(b)(i)*	Form of 6.95% Debentures due 2015 (included as Exhibit 4(b)(i) to the Annual Report on Form 10-K) filed February 15, 2013. (SEC File No. 001-32729)

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

(10)(b)1*
Potlatch Corporation Severance Program for Executive Employees, amended and restated effective February 14, 2014, filed as Exhibit (10)(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(10)(c)1*
Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(c)(i)1*
Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2003. (SEC File No. 001-5313)

(10)(c)(ii)1*	Amendment, effective as of December 5, 2008, to Plan described in Exhibit (10)(d), filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(d)1*
Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(e)1*
Potlatch Corporation Deferred Compensation Plan II for Directors, as amended and restated effective May 8, 2014, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 13, 2014.

(10)(f)1*
Potlatch Corporation Benefits Protection Trust Agreement, amended and restated effective February 14, 2014, filed as Exhibit (10)(h) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(10)(g)1*	Compensation of Outside Directors, effective as of January 1, 2008, filed as Exhibit (10)(i)(i) to the 2008 Form 10-K. (SEC File No. 001-32729)

(10)(h)1*	Summary of Director Compensation, effective as of May 8, 2014, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 13, 2014.

(10)(i)1*
Form of Indemnification Agreement with each director of the Registrant and with each executive officer of the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 23, 2009.

(10)(j)1*
Potlatch Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(j)(i)1*
Form of Restricted Stock Unit Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for restricted stock unit awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(i) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006.

(10)(j)(ii)1*
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

2014 FORM 10-K / 75

(10)(k)1*	Potlatch Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.C to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2014.

(10)(k)(i)1*	Form of 2014 Performance Share Award Notice and Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

(10)(k)(ii)1*	Form of 2014 RSU Award Notice and Award Agreement filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

(10)(l)(iv)1*
Potlatch Corporation Management Performance Award Plan II, as amended through February 20, 2008, filed as Exhibit (10)(r)(iv) to the Current Report on Form 8-K filed by the Registrant on February 26, 2008.

(10)(l)(v)1*	Amendment to Potlatch Corporation Management Performance Award Plan II, effective June 1, 2008, filed as Exhibit (10)(r)(v) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

(10)(m)1*
Potlatch Corporation Salaried Supplemental Benefit Plan II, effective December 5, 2008, and amended and restated as of February 14, 2014, filed as Exhibit (10)(t) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(10)(n)(i)1*	Potlatch Corporation Annual Incentive Plan, amended and restated effective January 1, 2014, filed as Exhibit (10)(w)(i) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(10)(o)1*
Potlatch Corporation Management Deferred Compensation Plan, effective June 1, 2008, amended and restated on February 14, 2014, filed as Exhibit (10)(x) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(10)(p) *
Amended and Restated Credit Agreement, dated as of August 12, 2014, among the Registrant and its wholly owned subsidiaries, as borrowers, KeyBank National Association, as administrative agent, swing line lender and L/C issuer, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 14, 2014.

(10)(q) *
Amended and Restated Term Loan Agreement, dated as of December 5, 2014, by and among the Registrant and Potlatch Forest Holdings, Inc., as borrowers, Northwest Farm Credit Services, PCA as administrative agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 9, 2014.

(10)(r) *
Purchase and Sale Agreement dated as of October 15, 2014 between Red Mountain Timberco I LLC, Red Mountain Timberco IV LLC, RMS Timberlands LLC and Springwood Timberlands LLC, and Potlatch Forest Holdings, Inc., as Purchaser filed as Exhibit 10.1 to the Current Report on Form 8-K filed October 20, 2014.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Potlatch Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

76 / POTLATCH CORPORATION

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 13, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheets at December 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012 and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated by reference.

[1]	Management contract or compensatory plan, contract or arrangement.

2014 FORM 10-K / 77