Form 10-Q
period 2015-03-31
POTLATCH CORP
filed 2015-05-01
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of April 24, 2015 was 40,676,927.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1. FINANCIAL STATEMENTS

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Income
Unaudited (Dollars in thousands, except per-share amounts)

	Three Months Ended March 31,

	2015	2014
Revenues	$134,125	$139,579
Costs and expenses:
Cost of goods sold	107,772	98,593
Selling, general and administrative expenses	12,326	9,677
	120,098	108,270
Operating income	14,027	31,309
Interest expense, net	(8,069)	(5,460)
Income before income taxes	5,958	25,849
Income taxes	(302)	(5,499)
Net income	$5,656	$20,350

Net income per share:
Basic	$0.14	$0.50
Diluted	0.14	0.50
Distributions per share	$0.375	$0.35
Weighted average shares outstanding (in thousands):
Basic	40,802	40,561
Diluted	40,885	40,682
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended March 31,

	2015	2014
Net income	$5,656	$20,350
Other comprehensive income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(849) and $(867)	(1,328)	(1,356)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,937 and $1,677	3,029	2,622
Other comprehensive income, net of tax	1,701	1,266
Comprehensive income	$7,357	$21,616
Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic cost. See Note 6: Pension and Other Postretirement Employee Benefits for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited (Dollars in thousands, except per-share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$9,144	$4,644
Short-term investments	18,885	26,368
Receivables, net	13,065	9,928
Inventories	27,518	31,490
Deferred tax assets, net	6,168	6,168
Other assets	14,555	15,065
Total current assets	89,335	93,663
Property, plant and equipment, net	68,545	65,749
Timber and timberlands, net	825,584	828,420
Deferred tax assets, net	37,076	37,228
Other assets	10,606	10,361
Total assets	$1,031,146	$1,035,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt	$27,498	$22,870
Accounts payable and accrued liabilities	54,032	49,324
Total current liabilities	81,530	72,194
Long-term debt	602,150	606,473
Liability for pension and other postretirement employee benefits	115,626	115,936
Other long-term obligations	14,849	15,752
Total liabilities	814,155	810,355
Stockholders' equity:
Common stock, $1 par value	40,676	40,605
Additional paid-in capital	346,214	346,441
Accumulated deficit	(53,208)	(43,588)
Accumulated other comprehensive loss	(116,691)	(118,392)
Total stockholders’ equity	216,991	225,066
Total liabilities and stockholders' equity	$1,031,146	$1,035,421
The accompanying notes are an integral part of these consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Three Months Ended March 31,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,656	$20,350
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	8,504	6,104
Basis of real estate sold	408	4,622
Change in deferred taxes	(936)	(164)
Employee benefit plans	1,723	(178)
Equity-based compensation expense	1,136	908
Other, net	(501)	(581)
Working capital and operating related activities	8,447	8,923
Net cash from operating activities	24,437	39,984
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments	7,483	(14,699)
Property, plant and equipment	(4,810)	(2,168)
Timberlands reforestation and roads	(2,734)	(1,469)
Other, net	309	108
Net cash from investing activities	248	(18,228)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(15,253)	(14,206)
Employee tax withholdings on equity-based compensation	(1,407)	(1,068)
Change in book overdrafts	(3,551)	(2,636)
Other, net	26	(68)
Net cash from financing activities	(20,185)	(17,978)
Change in cash	4,500	3,778
Cash at beginning of period	4,644	5,586
Cash at end of period	$9,144	$9,364
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest, net of amounts capitalized	$1,498	$693
Income taxes, net	148	11
The accompanying notes are an integral part of these consolidated financial statements.

INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
For purposes of this report, any reference to “Potlatch,” “the company,” “we,” “us,” and “our” means Potlatch Corporation and all of its wholly owned subsidiaries, except where the context indicates otherwise.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; certain disclosures normally provided in accordance with generally accepted accounting principles in the United States have been omitted. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 13, 2015. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included and all such adjustments are of a normal recurring nature.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The amendments in the ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements or financial covenants.

NOTE 3. EARNINGS PER SHARE
The following table reconciles the number of shares used in calculating the basic and diluted earnings per share:

	Three Months Ended March 31,

(Dollars in thousands, except per-share amounts)	2015	2014
Net income	$5,656	$20,350

Basic weighted average shares outstanding	40,801,993	40,561,017
Incremental shares due to:
Performance shares	70,187	60,517
Restricted stock units	12,936	57,740
Stock options	—	2,834
Diluted weighted average shares outstanding	40,885,116	40,682,108

Basic net income per share	$0.14	$0.50
Diluted net income per share	$0.14	$0.50

Antidilutive shares excluded from the calculation:
Performance shares	41,242	69,054
Restricted stock units	14,745	—
Total antidilutive shares excluded from the calculation	55,987	69,054

NOTE 4. INVENTORIES
The following table details the composition of our inventories:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Inventories:
Lumber and other manufactured wood products	$19,242	$17,286
Logs	1,686	7,930
Materials and supplies	6,590	6,274
	$27,518	$31,490

NOTE 5. EQUITY-BASED COMPENSATION
As of March 31, 2015, we had two stock incentive plans under which performance shares, restricted stock units (RSUs) and deferred compensation stock equivalent units were outstanding. These plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At March 31, 2015, approximately 1.0 million shares were authorized for future use under the two plans. We issue new shares of common stock to settle performance shares, restricted stock units and deferred compensation stock equivalent units.
The following table details compensation expense and the related income tax benefit:

	Three Months Ended March 31,

(Dollars in thousands)	2015	2014
Employee equity-based compensation expense:
Performance shares	$872	$734
Restricted stock units	205	174
Total employee equity-based compensation expense	$1,077	$908

Deferred compensation stock equivalent units expense (income)	$119	$(295)

Total tax benefit recognized for share-based expense	$74	$74
PERFORMANCE SHARES
The following table presents the key inputs used in the Monte Carlo simulation method to calculate the fair value of the performance share awards in 2015 and 2014, and the resulting fair values:

	Three Months Ended March 31,

	2015	2014
Shares granted	78,974	87,441
Stock price as of valuation date	$40.00	$39.76
Risk-free rate	1.07%	0.72%
Fair value of a performance share	$36.71	$45.57
The following table summarizes outstanding performance share awards as of March 31, 2015, and changes during the three months ended March 31, 2015:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	160,233	$53.86
Granted	78,974	36.71
Unvested shares outstanding at March 31	239,207	48.20	$9,196
As of March 31, 2015, there was $6.0 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted average period of 1.8 years.

RESTRICTED STOCK UNITS
The following table summarizes outstanding RSU awards as of March 31, 2015, and changes during the three months ended March 31, 2015:

(Dollars in thousands, except grant date fair value)	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	32,455	$42.24
Granted	26,820	40.00
Vested	(400)	45.05
Unvested shares outstanding at March 31	58,875	41.19	$2,357
The fair value of each RSU equaled our common share price on the date of grant. The total fair value of RSU awards vested during the three months ended March 31, 2015 was less than $0.1 million. As of March 31, 2015, there was $1.7 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted average period of 2.0 years.

NOTE 6. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended March 31,
	Pension		OPEB
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$1,530	$1,201	$7	$23
Interest cost	4,259	4,809	383	499
Expected return on plan assets	(5,191)	(6,130)	—	—
Amortization of prior service cost (credit)	151	187	(2,328)	(2,410)
Amortization of actuarial loss	4,408	3,620	558	679
Net periodic cost (benefit)	$5,157	$3,687	$(1,380)	$(1,209)
During the three months ended March 31, 2015, we made non-qualified supplemental pension plan payments of$0.4 million.

The following tables detail the changes in accumulated other comprehensive loss (AOCL):

	Three Months Ended March 31, 2015
(Dollars in thousands)	Pension	OPEB	Total
AOCL at January 1			$118,392
Amortization of defined benefit items, net of tax:(1)
Prior service credit (cost)	$(92)	$1,420	1,328
Actuarial loss	(2,689)	(340)	(3,029)
Total reclassification for the period	$(2,781)	$1,080	(1,701)
AOCL at March 31			$116,691

	Three Months Ended March 31, 2014
(Dollars in thousands)	Pension	OPEB	Total
AOCL at January 1			$98,720
Amortization of defined benefit items, net of tax:(1)
Prior service credit (cost)	$(114)	$1,470	1,356
Actuarial loss	(2,208)	(414)	(2,622)
Total reclassification for the period	$(2,322)	$1,056	(1,266)
AOCL at March 31			$97,454

(1) Amortization of prior service credit (cost) and amortization of actuarial loss are included in the computation of net periodic cost.

NOTE 7. FINANCIAL INSTRUMENTS
The following table presents the estimated fair values of our financial instruments:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$28,029	$28,029	$31,012	$31,012
Derivative asset related to interest rate swaps (Level 2)	1,378	1,378	793	793
Long-term debt, including fair value adjustments related to fair value hedges (Level 2)	629,648	658,479	629,343	657,943
Company owned life insurance asset (COLI) (Level 3)	1,059	1,059	877	877
For cash and short-term investments, the carrying amount approximates fair value due to the short-term nature of these financial instruments. The fair value of the interest rate swaps was determined by discounting the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate forward curves. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues, or estimated based on average market prices for comparable debt when there is no quoted market price. Contract value of our COLI, the amount at which it could be redeemed, is used as a practical expedient to estimate fair value because market prices are not readily available.

BALANCE SHEET AND INCOME EFFECTS OF DERIVATIVES
We have seven interest rate swaps to convert interest payments on fixed rate debt to variable rate 3-month LIBOR plus a spread, with the objective of managing exposure to fluctuations in market interest rates on our debt balances.
The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets :

(Dollars in thousands)	Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate contracts	Current assets	$352	$372
Interest rate contracts	Non-current assets	1,026	421
Total derivatives designated as hedging instruments		$1,378	$793
The following table details the effect of derivatives on our Consolidated Statements of Income:

		Gain Recognized in Income
	Location	Three Months Ended March 31,

(Dollars in thousands)		2015	2014
Derivatives designated in fair value hedging relationships:
Realized gain on interest rate contract(1)	Interest expense	$379	$254
Net gain recognized in income from fair value hedges		$379	$254

(1)	Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the periods.
No net unrealized gain or loss associated with the interest rate swaps was recognized in income for any of the periods presented because we recognized no hedge ineffectiveness.

NOTE 8. INCOME TAXES
As a real estate investment trust (REIT), we generally are not subject to federal and state corporate income taxes on income of the REIT that we distribute to our shareholders. We are, however, subject to corporate income taxes on built-in gains (the excess of fair market value over tax basis on January 1, 2006) on sales of real property by the REIT during the first ten years following our REIT conversion, which ends on December 31, 2015. The sale of standing timber is not subject to built-in gains tax. The Small Business Jobs Act of 2010 modified the built-in gains provisions to exempt sales of real properties in 2011, if five years of the recognition period had elapsed before January 1, 2011. The reduced five-year holding period was extended each year through 2014. Accordingly, the built-in gains tax did not apply to our sales of real property through 2014; however, the built-in gains tax will apply to REIT sales of real property in 2015.
We conduct certain activities through our taxable REIT subsidiaries (TRS), which are subject to corporate level federal and state income taxes. These taxable activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income taxes are primarily due to income of the TRS, which consists primarily of our Wood Products and Real Estate segments.

NOTE 9. COMMITMENTS AND CONTINGENCIES
There have been no material changes to our commitments and contingencies as reported in "Note 14: Commitments and Contingencies" in the Notes to Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.

NOTE 10. SEGMENT INFORMATION
The following table summarizes information by business segment:

	Three Months Ended March 31,

(Dollars in thousands)	2015	2014
Revenues:
Resource	$53,955	$51,905
Wood Products	89,233	87,804
Real Estate	3,111	14,439
	146,299	154,148
Elimination of intersegment revenues - Resource	(12,174)	(14,569)
Total consolidated revenues	$134,125	$139,579

Operating income:
Resource	$14,978	$16,224
Wood Products	3,500	12,707
Real Estate	1,599	8,271
Eliminations and adjustments	2,975	842
	23,052	38,044
Corporate	(9,025)	(6,735)
Operating income	14,027	31,309
Interest expense, net	(8,069)	(5,460)
Income before income taxes	$5,958	$25,849

Depreciation, depletion and amortization:[1]
Resource	$6,254	$3,916
Wood Products	1,576	1,529
Real Estate	15	15
	7,845	5,460
Corporate	659	644
Total depreciation, depletion and amortization	$8,504	$6,104

Basis of real estate sold:
Real Estate	$471	$5,167
Eliminations and adjustments	(63)	(545)
Total basis of real estate sold	$408	$4,622

[1]
The presentation of depreciation, depletion, and amortization in Segment Information and the Condensed Consolidated Statements of Cash Flows includes amortization of bond discounts and deferred loan fees. Bond discounts and deferred loan fees are recorded in Interest expense, net in the Consolidated Statements of Income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, recognition of compensation costs relating to our performance shares and RSUs, U.S. housing market conditions, housing starts and recovery, real estate demand and pricing, log prices, lumber demand and prices, business conditions for our business segments, Resource segment results, Wood Products segment results, Real Estate segment results and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

Results of Operations
Our business is organized into three reporting segments: Resource, Wood Products and Real Estate. Sales between segments are recorded as intersegment revenues based on prevailing market prices. Our Resource segment supplies our Wood Products segment with a portion of its wood fiber needs. Therefore, intersegment revenues typically represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.
In the period-to-period discussions of our consolidated results of operations, our revenues are reported after elimination of intersegment revenues. In the discussions by business segments, each segment's revenues are presented before the elimination of intersegment revenues.

Overview
The operating results of our Resource, Wood Products and Real Estate business segments have been and will continue to be influenced by a variety of factors, including cyclical fluctuations in the forest products industry, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions and other factors.
In the first three months of 2015, our Resource and Wood Products segment results were affected by lower lumber prices resulting primarily from lower demand due to adverse weather and excess supply. Our Real Estate segment had one large real estate transaction in the first quarter of 2014 without a comparable transaction in 2015.

Consolidated Results Comparing the Three Months Ended March 31, 2015 and 2014
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the three months ended March 31:

(Dollars in thousands)	2015	2014	Amount of Change	Percent Change
Revenues	$134,125	$139,579	$(5,454)	(4)%
Costs and expenses:
Cost of goods sold	107,772	98,593	9,179	9%
Selling, general and administrative expenses	12,326	9,677	2,649	27%
	120,098	108,270	11,828	11%
Operating income	14,027	31,309	(17,282)	(55)%
Interest expense, net	(8,069)	(5,460)	(2,609)	48%
Income before income taxes	5,958	25,849	(19,891)	(77)%
Income tax provision	(302)	(5,499)	5,197	(95)%
Net income	$5,656	$20,350	$(14,694)	(72)%
Revenues - Revenues decreased in the first three months of 2015, compared with the same period last year, primarily due to the sale of fewer acres by our Real Estate segment, partially offset by a slight increase in Resource and Wood Products segment revenues.
Cost of goods sold - Cost of goods sold increased in the first three months of 2015, compared with the same period last year, due to higher depletion expense in our Resource segment and increased fiber and manufacturing costs in our Wood Products segment, partially offset by fewer acres sold in our Real Estate segment.
Selling, general and administrative expenses - Selling, general and administrative expenses increased in the first three months of 2015, compared with the same period last year, primarily due to increased pension expense related to the adoption of updated mortality tables and a reduction in the discount rate and higher incentive plan expenses.
Interest expense, net - Net interest expense increased $2.6 million, or 48%, in the first three months of 2015, compared with the same period last year, due to the addition of $310 million in term loans in December 2014 to fund the 2014 acquisition of timberlands in Alabama and Mississippi.
Income tax provision - Our consolidated effective tax rate for the first quarter of 2015 was 5.1% compared with 21.3% in the first three months of 2014. Income taxes are primarily due to income from the TRS. For the three months ended March 31, 2015, the TRS had lower income before taxes and represented a smaller proportion of consolidated income before taxes, compared with the same period last year.

Business Segment Results Comparing the Three Months Ended March 31, 2015 and 2014
Resource Segment

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Increase (Decrease)	Percent Change
Revenues[1]	$53,955	$51,905	$2,050	4%
Cost of goods sold:
Logging and hauling	26,584	25,736	848	3%
Depreciation, depletion and amortization	6,176	3,748	2,428	65%
Other	4,832	4,937	(105)	(2)%
	37,592	34,421	3,171	9%
Selling, general and administrative expenses	1,385	1,260	125	10%
Operating income	$14,978	$16,224	$(1,246)	(8)%

Harvest Volumes (in tons)
Northern region
Sawlog	451,548	443,084	8,464	2%
Pulpwood	47,840	60,579	(12,739)	(21)%
Stumpage	16,903	10,968	5,935	54%
Total	516,291	514,631	1,660	—%

Southern region
Sawlog	154,730	121,910	32,820	27%
Pulpwood	177,345	197,829	(20,484)	(10)%
Stumpage	39,961	4,975	34,986	na
Total	372,036	324,714	47,322	15%

Total harvest volume	888,327	839,345	48,982	6%

Sales Price/Unit ($ per ton)
Northern region
Sawlog	$83	$83	$—	—%
Pulpwood	$43	$41	$2	5%
Stumpage	$9	$11	$(2)	(18)%

Southern region
Sawlog	$40	$41	$(1)	(2)%
Pulpwood	$33	$32	$1	3%
Stumpage	$18	$11	$7	64%
1 Prior to elimination of intersegment fiber revenues of $12.2 million in 2015 and $14.6 million in 2014.

Resource segment revenues increased $2.1 million in the first three months of 2015, compared with the same period last year, primarily as a result of an increase in harvest volumes in our Southern region that included a higher proportion of stumpage volumes, which are at lower prices compared with sawlogs and pulpwood.

Volumes in our Northern region increased slightly in the first three months of 2015, compared with the same period last year, due to higher sawlog and stumpage harvests, while prices were substantially unchanged between the periods. Pulpwood demand was lower in the first three months of 2015, compared with the same period last year, due to a strong prior year demand based on lower supplies of residuals and chips in the Northwest.

Volumes in our Southern region increased in the first three months of 2015, compared with the same period last year, due to our Alabama and Mississippi timberlands acquired in December 2014. Pulpwood volumes for the first three months of 2015 were suppressed due to an unseasonably wet quarter, compared with the same time last year. As a result of our Alabama and Mississippi timberlands acquisition, stumpage sales (cutting contracts) will be more common in our Southern region. Stumpage prices increased in the first quarter of 2015 due to a higher mix of sawlogs, compared with pulpwood.

In December of 2014, we acquired approximately 201,000 acres of timberland in Alabama and Mississippi. As a result, an increase in the cost basis in timber sold and harvest volumes resulted in higher depletion and amortization expense. Logging and hauling increased due to the higher harvest volumes.
Wood Products Segment

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Increase (Decrease)	Percent Change
Revenues	$89,233	$87,804	$1,429	2%
Cost of goods sold:[1]
Fiber costs	47,801	43,308	4,493	10%
Manufacturing costs	31,290	28,920	2,370	8%
Finished goods inventory change	(848)	(4,124)	3,276	(79)%
Other[2]	6,326	6,029	297	5%
	84,569	74,133	10,436	14%
Selling, general and administrative expenses	1,164	964	200	21%
Operating income	$3,500	$12,707	$(9,207)	(72)%

Lumber shipments (MBF)	154,206	155,596	(1,390)	(1)%
Lumber sales prices ($ per MBF)	$386	$402	$(16)	(4)%
1 Prior to elimination of intersegment fiber costs of $12.2 million in 2015 and $14.6 million in 2014.
2 Other cost of goods sold is primarily customer freight.

Revenues were $1.4 million higher in the first three months of 2015, compared with the same period last year. Revenues increased due to the resale of logs purchased under cutting contracts that did not meet our mill specifications. This increase in revenues more than offset the 4% decline in lumber sales prices.

Fiber costs increased $4.5 million due primarily to the cost of logs purchased under cutting contracts that were resold and higher per-ton costs for logs in our Idaho, Minnesota and Michigan mills. The cost of our logs in Idaho is indexed to the price of lumber on a quarter lag basis and was approximately 8% higher per MBF in the first quarter of 2015 compared with the same period in 2014. The cost of logs in the Lake States increased due primarily to strong demand by pulp manufacturers in the region.

The $4.1 million finished goods inventory change in the first quarter of 2014 was due to poor weather delaying shipments, resulting in higher lumber inventories at the end of the quarter. Shipping issues did not occur in 2015.

Real Estate Segment

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Decrease	Percent Change
Revenues	$3,111	$14,439	$(11,328)	(78)%
Cost of goods sold:
Basis of real estate sold	471	5,167	4,696	91%
Other	451	440	(11)	(3)%
	922	5,607	4,685	84%
Selling, general and administrative expenses	590	561	29	5%
Operating income	$1,599	$8,271	$(6,672)	(81)%

	2015		2014
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	243	$3,587	68	$2,783
Rural real estate	1,122	$1,324	13,203	$1,066
Non-strategic timberland	788	$903	228	$793
Total	2,153		13,499
Revenues decreased $11.3 million and operating income decreased $6.7 million in the first three months of 2015, compared with the same period of 2014, primarily due to the sale of 11,000 acres of rural real estate in Idaho in the first quarter of 2014 without a comparable sale in 2015. This acre decrease was partially offset by an increase in price per acre.

Liquidity and Capital Resources
Overview
At March 31, 2015, our financial highlights included:

•	cash and short-term investments of $28.0 million;

•	credit agreement borrowing capacity of $248.6 million; and

•	long-term debt of $629.6 million.
Net Cash from Operations
Net cash provided from operating activities was:

•	$24.4 million in 2015 and

•	$40.0 million in 2014.
Net cash from operations decreased $15.6 million for the three months ended March 31, 2015, compared with the same period of 2014, primarily due to lower net income.
Net Cash Flows from Investing Activities
Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2015, compared with $18.2 million used in 2014. Short-term investments decreased $7.5 million in 2015, compared with an increase of $14.7 million in 2014, due to less cash provided by operations. Capital spending during the three months ending March 31, 2015 increased $3.9 million over the same period in 2014 due to the timing of projects.

Net Cash Flows from Financing Activities
Net cash used in financing activities was $20.2 million and $18.0 million for the three months ended March 31, 2015 and 2014, respectively. Net cash used in financing activities is primarily attributable to the payment of quarterly distribution to shareholders, which was $15.3 million in the first quarter of 2015, compared with $14.2 million in the first quarter of 2014.
Credit Agreement
As of March 31, 2015, there were no borrowings outstanding under our revolving line of credit, and approximately $1.4 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at March 31, 2015 was $248.6 million.
In January 2015, a financial covenant in the credit agreement was amended to increase the maximum allowable acres that may be sold during the term of the agreement due to the acquisition of additional timberlands in Alabama and Mississippi in December 2014. The following table sets forth the financial covenants in the bank credit facility and our status with respect to these covenants as of March 31, 2015:

	Covenant Requirements	Actuals at March 31, 2015
Minimum Interest Coverage Ratio	3.00 to 1.00	5.94 to 1.00
Maximum Leverage Ratio	40%	25%
Maximum Allowable Acres that may be Sold	480,000	8,975
Senior Notes
The terms of our senior notes limit our ability and the ability of any subsidiary guarantors to enter into restricted transactions, which include the ability to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens. However, such restricted transactions are permitted if the balance of our cumulative Funds Available for Distribution (FAD), and a FAD basket amount, provide sufficient funds to cover such restricted payments. At March 31, 2015, our cumulative FAD was $87.4 million and the FAD basket was $90.1 million.
Contractual Obligations
There have been no material changes to our contractual obligations in the three months ended March 31, 2015 outside the ordinary course of business.
Off-Balance Sheet Arrangements
We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risk have not changed materially since December 31, 2014. For quantitative and qualitative disclosures about market risk, see Item 7A – “Quantitative and Qualitative Disclosure about Market Risk” in our 2014 Annual Report on Form 10-K.
Quantitative Information about Market Risks
The following table summarizes our outstanding debt, average interest rates and interest rate swaps as of March 31, 2015:

	EXPECTED MATURITY DATE
(Dollars in thousands)	2015	2016	2017	2018	2019	THEREAFTER	TOTAL
Variable rate debt:
Principal due	$—	$—	$—	$—	$40,000	$80,000	$120,000
Average interest rate					1.91%	2.16%	2.07%
Fair value at 3/31/15							$120,000
Fixed rate debt:
Principal due	$22,500	$5,000	$11,000	$14,250	$150,000	$307,335	$510,085
Average interest rate	6.95%	8.80%	5.64%	8.88%	7.50%	5.06%	6.02%
Fair value at 3/31/15							$538,479
Interest rate swaps[1]:
Fixed to variable	$280	$72	$175	$611	$240	$—	$1,378
Fair value at 3/31/15							$1,378
[1] Interest rate swaps are included in long-term debt and the offsetting derivative assets are included in other assets and other noncurrent assets on the Condensed Consolidated Balance Sheets. See Note 7: Financial Instruments for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer (CEO)and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2015. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of March 31, 2015.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
ITEM 1. LEGAL PROCEEDINGS
We do not believe there is any pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 6. EXHIBITS
Exhibits are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

		By	/s/ Stephanie A. Brady
Stephanie A. Brady
Controller
(Duly Authorized; Principal Accounting Officer)

Date:	May 1, 2015

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(a)*	2015 Form Restricted Stock Unit Award Notice and Award Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 17, 2015.

(10)(b)*	2015 Form Performance Share Award Notice and Award Agreement, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 17, 2015.

(10)(c)	First Amendment to Amended and Restated Credit Agreement dated January 16, 2015.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 1, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

 * Incorporated by reference