Form 10-Q
period 2015-06-30
POTLATCH CORP
filed 2015-07-29
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of July 27, 2015 was 40,677,586.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1. FINANCIAL STATEMENTS

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Income
Unaudited (Dollars in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Revenues	$128,747	$143,919	$262,872	$283,498
Costs and expenses:
Cost of goods sold	109,441	101,849	217,213	200,442
Selling, general and administrative expenses	11,995	12,345	24,321	22,022
	121,436	114,194	241,534	222,464
Operating income	7,311	29,725	21,338	61,034
Interest expense, net	(8,016)	(5,509)	(16,085)	(10,969)
Income (loss) before income taxes	(705)	24,216	5,253	50,065
Income taxes	1,416	(7,946)	1,114	(13,445)
Net income	$711	$16,270	$6,367	$36,620

Net income per share:
Basic	$0.02	$0.40	$0.16	$0.90
Diluted	$0.02	$0.40	$0.16	$0.90
Distributions per share	$0.375	$0.35	$0.75	$0.70
Weighted-average shares outstanding (in thousands):
Basic	40,843	40,741	40,822	40,726
Diluted	40,963	40,850	40,933	40,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Net income	$711	$16,270	$6,367	$36,620
Other comprehensive income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(848), $(867), $(1,697) and $(1,734)	(1,328)	(1,356)	(2,656)	(2,712)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,900, $1,568, $3,837 and $3,245	2,974	2,452	6,003	5,074
Other comprehensive income, net of tax	1,646	1,096	3,347	2,362
Comprehensive income	$2,357	$17,366	$9,714	$38,982
Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic cost (benefit). See Note 7: Pension and Other Postretirement Employee Benefits for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited (Dollars in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$8,783	$4,644
Short-term investments	1,831	26,368
Receivables, net	18,055	9,928
Inventories	41,124	31,490
Deferred tax assets, net	6,168	6,168
Other assets	14,335	15,065
Total current assets	90,296	93,663
Property, plant and equipment, net	73,766	65,749
Timber and timberlands, net	824,587	828,420
Deferred tax assets, net	36,794	37,228
Other assets	14,809	10,361
Total assets	$1,040,252	$1,035,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$61,531	$49,324
Current portion of long-term debt	27,500	22,870
Revolving line of credit borrowings	15,000	—
Total current liabilities	104,031	72,194
Long-term debt	601,759	606,473
Liability for pension and other postretirement employee benefits	115,127	115,936
Other long-term obligations	14,043	15,752
Total liabilities	834,960	810,355
Stockholders' equity:
Common stock, $1 par value	40,678	40,605
Additional paid-in capital	347,433	346,441
Accumulated deficit	(67,774)	(43,588)
Accumulated other comprehensive loss	(115,045)	(118,392)
Total stockholders’ equity	205,292	225,066
Total liabilities and stockholders' equity	$1,040,252	$1,035,421
The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Six Months Ended June 30,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,367	$36,620
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	15,597	11,002
Basis of real estate sold	1,008	6,834
Change in deferred taxes	(1,707)	536
Employee benefit plans	3,166	(267)
Equity-based compensation expense	2,259	2,032
Other, net	(5,496)	(1,161)
Working capital and operating-related activities, net	(4,538)	12,836
Net cash from operating activities	16,656	68,432
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments	24,537	(21,665)
Property, plant and equipment	(12,248)	(6,508)
Timberlands reforestation and roads	(6,004)	(5,887)
Other, net	433	334
Net cash from investing activities	6,718	(33,726)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(30,507)	(28,413)
Revolving line of credit borrowings	15,000	—
Employee tax withholdings on equity-based compensation	(1,445)	(1,079)
Change in book overdrafts	(2,246)	(1,424)
Other, net	(37)	(124)
Net cash from financing activities	(19,235)	(31,040)
Change in cash	4,139	3,666
Cash at beginning of period	4,644	5,586
Cash at end of period	$8,783	$9,252
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest, net of amounts capitalized	$13,702	$10,431
Income taxes, net	$1,512	$6,546
The accompanying notes are an integral part of these condensed consolidated financial statements.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU No. 2015-3 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements or financial covenants.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory. The amendments in ASU No. 2015-11 apply to inventory measures using first-in, first-out (FIFO) or average cost and will require entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the normal coarse of business, minus the cost of completion, disposal and transportation. Replacement cost and net realizable value less a normal profit margin will no longer be considered. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

NOTE 3. EARNINGS PER SHARE
The following table details the number of shares used in calculating basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,

(Dollars in thousands, except per-share amounts)	2015	2014	2015	2014
Net income	$711	$16,270	$6,367	$36,620

Basic weighted-average shares outstanding	40,842,672	40,740,979	40,822,326	40,726,397
Incremental shares due to:
Performance shares	100,915	82,013	92,130	77,139
Restricted stock units	19,901	24,642	18,396	26,727
Stock options	—	2,619	—	2,778
Diluted weighted-average shares outstanding	40,963,488	40,850,253	40,932,852	40,833,041

Basic net income per share	$0.02	$0.40	$0.16	$0.90
Diluted net income per share	$0.02	$0.40	$0.16	$0.90

Antidilutive shares excluded from the calculation:
Performance shares	—	13,322	60,547	38,776
Restricted stock units	1,000	369	20,179	—
Total antidilutive shares excluded from the calculation	1,000	13,691	80,726	38,776

NOTE 4. INVENTORIES
The following table details the composition of our inventories:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Inventories:
Wood Products finished goods inventory	$16,980	$17,286
Logs	16,670	7,930
Materials and supplies	7,474	6,274
	$41,124	$31,490

NOTE 5. DEBT

Our credit agreement, dated August 12, 2014, provides for a revolving line of credit up to $250 million, which includes $40 million for the issuance of stand by letters of credit and $25 million for swingline loans. At June 30, 2015, $15.0 million was outstanding under the revolving line of credit and approximately $1.4 million was utilized by outstanding letters of credit, resulting in $233.6 million available for additional borrowings.

NOTE 6. EQUITY-BASED COMPENSATION
As of June 30, 2015, we had two stock incentive plans under which performance shares, restricted stock units (RSUs) and deferred compensation stock equivalent units were outstanding. These plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At June 30, 2015, approximately 1.0 million shares were authorized for future use under the two plans. We issue new shares of common stock to settle performance shares, restricted stock units and deferred compensation stock equivalent units.
The following table details compensation expense and the related income tax benefit:

	Quarter Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2015	2014	2015	2014
Employee equity-based compensation expense:
Performance shares	$950	$961	$1,822	$1,695
Restricted stock units	232	163	437	337
Total employee equity-based compensation expense	$1,182	$1,124	$2,259	$2,032

Deferred compensation stock equivalent units expense (income)	$47	$427	$166	$(14)

Total tax benefit recognized for share-based expense	$78	$81	$152	$155
PERFORMANCE SHARES
The following table presents the key inputs used in the Monte Carlo simulation method to calculate the fair value of the performance share awards in 2015 and 2014, and the resulting fair values:

	Six Months Ended June 30,

	2015	2014
Shares granted	78,974	87,441
Stock price as of valuation date	$40.00	$39.76
Risk-free rate	1.07%	0.72%
Fair value of a performance share	$36.71	$45.57
The following table summarizes outstanding performance share awards as of June 30, 2015, and changes during the six months ended June 30, 2015:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	160,233	$53.86
Granted	78,974	$36.71
Unvested shares outstanding at June 30	239,207	$48.20	$8,112

As of June 30, 2015, there was $5.0 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted-average period of 1.9 years.
RESTRICTED STOCK UNITS
The following table summarizes outstanding RSU awards as of June 30, 2015, and changes during the six months ended June 30, 2015:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	32,455	$42.24
Granted	27,820	$39.99
Vested	(2,400)	$45.79
Unvested shares outstanding at June 30	57,875	$41.01	$2,044
The fair value of each RSU equaled our common share price on the date of grant. The total fair value of RSU awards vested during the six months ended June 30, 2015 was $0.1 million. As of June 30, 2015, there was $1.5 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 7. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Quarters Ended June 30,
	Pension		OPEB
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$1,531	$1,339	$4	$(11)
Interest cost	4,259	4,783	345	372
Expected return on plan assets	(5,192)	(6,126)	—	—
Amortization of prior service cost (credit)	152	187	(2,328)	(2,410)
Amortization of actuarial loss	4,408	3,606	466	414
Net periodic cost (benefit)	$5,158	$3,789	$(1,513)	$(1,635)

	Six Months Ended June 30,
	Pension		OPEB
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$3,061	$2,540	$11	$12
Interest cost	8,518	9,592	728	871
Expected return on plan assets	(10,383)	(12,256)	—	—
Amortization of prior service cost (credit)	303	374	(4,656)	(4,820)
Amortization of actuarial loss	8,816	7,226	1,024	1,093
Net periodic cost (benefit)	$10,315	$7,476	$(2,893)	$(2,844)
During the six months ended June 30, 2015, we paid non-qualified supplemental pension benefits of $0.9 million.

The following tables detail the changes in accumulated other comprehensive loss (AOCL):

	Quarter Ended June 30, 2015
(Dollars in thousands)	Pension	OPEB	Total
AOCL at April 1			$116,691
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	$(92)	$1,420	1,328
Actuarial loss	(2,689)	(285)	(2,974)
Total reclassification for the period	$(2,781)	$1,135	(1,646)
AOCL at June 30			$115,045

	Quarter Ended June 30, 2014
(Dollars in thousands)	Pension	OPEB	Total
AOCL at April 1			$97,454
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	$(114)	$1,470	1,356
Actuarial loss	(2,200)	(252)	(2,452)
Total reclassification for the period	$(2,314)	$1,218	(1,096)
AOCL at June 30			$96,358

	Six Months Ended June 30, 2015
(Dollars in thousands)	Pension	OPEB	Total
AOCL at January 1			$118,392
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	$(184)	$2,840	2,656
Actuarial loss	(5,378)	(625)	(6,003)
Total reclassification for the period	$(5,562)	$2,215	(3,347)
AOCL at June 30			$115,045

	Six Months Ended June 30, 2014
(Dollars in thousands)	Pension	OPEB	Total
AOCL at January 1			$98,720
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	$(228)	$2,940	2,712
Actuarial loss	(4,408)	(666)	(5,074)
Total reclassification for the period	$(4,636)	$2,274	(2,362)
AOCL at June 30			$96,358

1 Amortization of prior service credit (cost) and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

NOTE 8. FINANCIAL INSTRUMENTS
The following table presents the estimated fair values of our financial instruments:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$10,614	$10,614	$31,012	$31,012
Revolving line of credit borrowings (Level 1)	$15,000	$15,000	$—	$—
Derivative asset related to interest rate swaps (Level 2)	$799	$799	$793	$793
Long-term debt, including fair value adjustments related to fair value hedges (Level 2)	$629,259	$655,529	$629,343	$657,943
Company owned life insurance asset (COLI) (Level 3)	$1,454	$1,454	$877	$877
For cash and short-term investments, the carrying amount approximates fair value due to the short-term nature of these financial instruments. The fair value of the interest rate swaps was determined by discounting the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate forward curves. For our revolving line of credit borrowings, the carrying amount approximates fair value due to the short-term nature of the borrowings. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues, or estimated based on average market prices for comparable debt when there is no quoted market price. Contract value of our COLI, the amount at which it could be redeemed, is used as a practical expedient to estimate fair value because market prices are not readily available.
BALANCE SHEET AND INCOME EFFECTS OF DERIVATIVES
We have seven interest rate swaps to convert interest payments on fixed rate debt to variable rate 3-month LIBOR plus a spread, with the objective of managing exposure to fluctuations in market interest rates on our debt balances.
The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

(Dollars in thousands)	Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate contracts	Current assets	$233	$372
Interest rate contracts	Non-current assets	566	421
Total derivatives designated as hedging instruments		$799	$793
The following table details the effect of derivatives on our Consolidated Statements of Income:

		Gain Recognized in Income
	Location	Quarter Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)		2015	2014	2015	2014
Derivatives designated in fair value hedging relationships:
Realized gain on interest rate contract [1]	Interest expense	$409	$247	$788	$501
Net gain recognized in income from fair value hedges		$409	$247	$788	$501

1 Realized gain on hedging instrument consists of net cash settlements and interest accruals on the interest rate swaps during the periods. Net cash settlements are included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.
No net unrealized gain or loss associated with the interest rate swaps was recognized in income for any of the periods presented because we recognized no hedge ineffectiveness.

NOTE 9. INCOME TAXES
As a real estate investment trust (REIT), we generally are not subject to federal and state corporate income taxes on income of the REIT that we distribute to our shareholders. We are, however, subject to corporate income taxes on built-in gains (the excess of fair market value over tax basis on January 1, 2006) on sales of real property by the REIT during the first ten years following our REIT conversion, which ends on December 31, 2015. The sale of standing timber is not subject to built-in gains tax. The Small Business Jobs Act of 2010 modified the built-in gains provisions to exempt sales of real properties in 2011, if five years of the recognition period had elapsed before January 1, 2011. The reduced five-year holding period was extended each year through 2014. Accordingly, the built-in gains tax did not apply to our sales of real property through 2014; however, the built-in gains tax applies to REIT sales of real property in 2015.
We conduct certain activities through our taxable REIT subsidiaries (TRS), which are subject to corporate level federal and state income taxes. These taxable activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income taxes are primarily due to income of the TRS.

NOTE 10. COMMITMENTS AND CONTINGENCIES
There have been no material changes to our commitments and contingencies as reported in "Note 14: Commitments and Contingencies" in the Notes to Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.

NOTE 11. SEGMENT INFORMATION
The following table summarizes information by business segment:

	Quarter Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2015	2014	2015	2014
Revenues:
Resource	$44,111	$39,512	$98,066	$91,417
Wood Products	84,191	100,572	173,424	188,376
Real Estate	10,745	15,737	13,856	30,176
	139,047	155,821	285,346	309,969
Elimination of intersegment revenues - Resource	(10,300)	(11,902)	(22,474)	(26,471)
Total consolidated revenues	$128,747	$143,919	$262,872	$283,498

Operating income (loss):
Resource	$8,797	$10,818	$23,775	$27,042
Wood Products	(1,953)	14,870	1,547	27,577
Real Estate	8,521	12,378	10,120	20,649
Eliminations and adjustments	539	788	3,514	1,630
	15,904	38,854	38,956	76,898
Corporate	(8,593)	(9,129)	(17,618)	(15,864)
Operating income	7,311	29,725	21,338	61,034
Interest expense, net	(8,016)	(5,509)	(16,085)	(10,969)
Income (loss) before income taxes	$(705)	$24,216	$5,253	$50,065

Depreciation, depletion and amortization:[1]
Resource	$4,797	$2,728	$11,051	$6,644
Wood Products	1,661	1,515	3,237	3,044
Real Estate	15	14	30	29
	6,473	4,257	14,318	9,717
Corporate	620	641	1,279	1,285
Total depreciation, depletion and amortization	$7,093	$4,898	$15,597	$11,002

Basis of real estate sold:
Real Estate	$710	$2,242	$1,181	$7,409
Eliminations and adjustments	(110)	(30)	(173)	(575)
Total basis of real estate sold	$600	$2,212	$1,008	$6,834

[1]
The presentation of depreciation, depletion and amortization in Segment Information and the Condensed Consolidated Statements of Cash Flows includes amortization of bond discounts and deferred loan fees. Bond discounts and deferred loan fees are recorded in Interest expense, net in the Consolidated Statements of Income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, recognition of compensation costs relating to our performance shares and RSUs, U.S. housing market conditions, housing starts and recovery, real estate demand and pricing, log prices, lumber demand and prices, prevalence of stumpage sales in the south, business conditions for our business segments, fluctuation of sawlog, pulpwood and stumpage prices due to local market conditions, Resource segment results, Wood Products segment results, Real Estate segment results, expectations regarding repayment of outstanding loans under our Credit Agreement in the third quarter of 2015, and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
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

Overview
The operating results of our Resource, Wood Products and Real Estate business segments have been and will continue to be influenced by a variety of factors, including cyclical fluctuations in the forest products industry, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, changes in lumber prices, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions and other factors.
In the three and six months ended June 30, 2015, our Resource and Wood Products segment results were affected by lower lumber prices resulting primarily from lower demand and excess supply in the lumber markets due to several factors, including adverse weather in the eastern part of the United States, a mild winter in the western part of the United States, lower log and lumber volume exports from North America to China and a strong U.S. dollar relative to the Canadian dollar. In addition, seasonally low harvest volumes and outages related to the completion of two large Wood Products capital projects lowered production volumes. Higher log prices in the Lake States and additional logging, hauling, depletion and employee costs increased operating expenses.

Consolidated Results Comparing the Quarters Ended June 30, 2015 and 2014
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the quarters ended June 30:

(Dollars in thousands)	2015	2014	Amount of Change	Percent Change
Revenues	$128,747	$143,919	$(15,172)	(11)%
Costs and expenses:
Cost of goods sold	109,441	101,849	7,592	7%
Selling, general and administrative expenses	11,995	12,345	(350)	(3)%
	121,436	114,194	7,242	6%
Operating income	7,311	29,725	(22,414)	(75)%
Interest expense, net	(8,016)	(5,509)	(2,507)	46%
Income (loss) before income taxes	(705)	24,216	(24,921)	(103)%
Income tax benefit (provision)	1,416	(7,946)	9,362	(118)%
Net income	$711	$16,270	$(15,559)	(96)%
Revenues - Revenues decreased in the second quarter of 2015, compared with the same period last year, primarily due to lower revenues in Wood Products and Real Estate, partially offset by an increase in Resource revenues. Our Business Segment Results provide a more detailed discussion of our segments.
Cost of goods sold - Cost of goods sold increased in the second quarter of 2015, compared with the same period last year, primarily due to additional logging, hauling and depletion expense in our Resource segment as a result of our Alabama and Mississippi timberlands acquired in December 2014. Our Business Segment Results provide a more detailed discussion of our segments.
Selling, general and administrative expenses - Selling, general and administrative expenses decreased in the second quarter of 2015, compared with the same period last year, due to lower incentive compensation expense, partially offset by higher employee salary and benefit costs, including pension expense related to the adoption of updated mortality tables and a reduction in the discount rate.
Interest expense, net - Net interest expense increased $2.5 million, or 46%, in the second quarter of 2015, compared with the same period last year, due to the addition of $310 million in term loans in December 2014 to fund the 2014 acquisition of timberlands in Alabama and Mississippi.
Income tax provision - Income taxes are primarily due to income or loss from the TRS. For the second quarter of 2015, the tax benefit of $1.4 million is the result of the TRS’s loss before income tax of $3.9 million. For the second quarter of 2014, the tax expense of $7.9 million was the result of the TRS’s income before tax of $21.7 million.

Business Segment Results Comparing the Quarters Ended June 30, 2015 and 2014
Resource Segment

	Quarter Ended June 30,
(Dollars in thousands)	2015	2014	Increase (Decrease)	Percent Change
Revenues[1]	$44,111	$39,512	$4,599	12%
Cost of goods sold:
Logging and hauling	21,141	18,040	3,101	17%
Depreciation, depletion and amortization	4,742	2,651	2,091	79%
Other	7,893	6,425	1,468	23%
	33,776	27,116	6,660	25%
Selling, general and administrative expenses	1,538	1,578	(40)	(3)%
Operating income	$8,797	$10,818	$(2,021)	(19)%

Harvest Volumes (in tons)
Northern region
Sawlog	287,979	279,831	8,148	3%
Pulpwood	31,284	30,124	1,160	4%
Stumpage	3,277	2,475	802	32%
Total	322,540	312,430	10,110	3%

Southern region
Sawlog	142,107	115,855	26,252	23%
Pulpwood	270,518	171,136	99,382	58%
Stumpage	53,176	952	52,224	n/m
Total	465,801	287,943	177,858	62%

Total harvest volume	788,341	600,373	187,968	31%

Sales Price/Unit ($ per ton)
Northern region
Sawlog [2]	$89	$91	$(2)	(2)%
Pulpwood [2]	$41	$43	$(2)	(5)%
Stumpage	$6	$11	$(5)	(45)%

Southern region
Sawlog [2]	$41	$43	$(2)	(5)%
Pulpwood [2]	$34	$33	$1	3%
Stumpage	$15	$34	$(19)	(56)%

1 Prior to elimination of intersegment fiber revenues of $10.3 million in 2015 and $11.9 million in 2014.
2 Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling.

Resource segment revenues increased $4.6 million in the second quarter of 2015, compared with the same period last year, primarily due to increased harvest volumes in our Southern region as a result of our Alabama and Mississippi timberlands acquired in December 2014. Total harvest volumes increased 31%.

Volumes in our Northern region increased 3% in the second quarter of 2015, compared with the same period last year, due to favorable logging conditions after spring break-up. Lower prices for sawlogs were the result of lower lumber prices as a significant portion of our sawlog sales are indexed to lumber on a one to three month lag. The decline in pulpwood prices reflects an annual reset in the contract price in Idaho.

As a result of our Alabama and Mississippi timberlands acquisition, stumpage sales (cutting contracts) will be more common in our Southern region. Stumpage prices can fluctuate based on a mix of pulpwood and sawlogs. Stumpage prices decreased in the second quarter of 2015 due to a higher mix of pulpwood, compared with sawlogs.

Logging, hauling and depletion expense increased due to higher harvest volumes. This was partially offset by lower fuel costs.

Wood Products Segment

	Quarter Ended June 30,
(Dollars in thousands)	2015	2014	Increase (Decrease)	Percent Change
Revenues	$84,191	$100,572	$(16,381)	(16)%
Cost of goods sold:[1]
Fiber costs	44,229	45,336	(1,107)	(2)%
Manufacturing costs	31,443	29,583	1,860	6%
Finished goods inventory change	2,629	3,000	(371)	(12)%
Other[2]	6,649	6,695	(46)	(1)%
	84,950	84,614	336	—%
Selling, general and administrative expenses	1,194	1,088	106	10%
Operating income (loss)	$(1,953)	$14,870	$(16,823)	(113)%

Lumber shipments (MBF)	152,071	176,046	(23,975)	(14)%
Lumber sales prices ($ per MBF)	$351	$407	$(56)	(14)%
1 Prior to elimination of intersegment fiber costs of $10.3 million in 2015 and $11.9 million in 2014.
2 Other cost of goods sold is primarily customer freight.

Revenues were $16.4 million lower in the second quarter of 2015, compared with the same period last year, due to lower lumber sale prices and lower shipments. Decreased shipments were largely the result of outages related to two large capital projects in our Michigan and Minnesota mills.

Cost of goods sold fluctuated based on the following factors:

•	Fiber costs decreased $1.1 million due to lower production volumes, partially offset by higher log costs in Michigan as a result of strong demand by pulp manufacturers in that region.

•	Manufacturing costs increased primarily due to labor costs as a result of annual salary increases and higher pension and benefit costs.

•
The change in finished goods inventory for the second quarter of 2015 was the result of higher inventory balances at March 31, 2015 due to weak markets and anticipated outages for capital projects. The change in finished goods inventory for the second quarter of 2014 was the result of higher inventory balances at March 31, 2014, which was the result of transportation restrictions resulting from adverse weather.

Real Estate Segment

	Quarter Ended June 30,
(Dollars in thousands)	2015	2014	Increase (Decrease)	Percent Change
Revenues	$10,745	$15,737	$(4,992)	(32)%
Cost of goods sold:
Basis of real estate sold	710	2,242	(1,532)	(68)%
Other	841	564	277	49%
	1,551	2,806	(1,255)	(45)%
Selling, general and administrative expenses	673	553	120	22%
Operating income	$8,521	$12,378	$(3,857)	(31)%

	2015		2014
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	514	$11,467	1,424	$2,025
Rural real estate	3,280	$1,394	10,821	$1,125
Non-strategic timberland	346	$813	838	$807
Total	4,140		13,083
Real Estate revenues decreased $5.0 million and operating income decreased $3.9 million in the second quarter of 2015, compared with the same period last year. In the second quarter of 2015, we sold a total of 4,140 acres, including two commercial real estate sites included in HBU, which increased our average price per acre. In the second quarter of 2014, we sold a total of 13,083 acres, including 9,400 acres of rural recreation property in Minnesota in one transaction.
Consolidated Results Comparing the Six Months Ended June 30, 2015 and 2014
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the six months ended June 30:

(Dollars in thousands)	2015	2014	Amount of Change	Percent Change
Revenues	262,872	283,498	$(20,626)	(7)%
Costs and expenses:
Cost of goods sold	217,213	200,442	16,771	8%
Selling, general and administrative expenses	24,321	22,022	2,299	10%
	241,534	222,464	19,070	9%
Operating income	21,338	61,034	(39,696)	(65)%
Interest expense, net	(16,085)	(10,969)	(5,116)	47%
Income before income taxes	5,253	50,065	(44,812)	(90)%
Income tax benefit (provision)	1,114	(13,445)	14,559	(108)%
Net income	$6,367	$36,620	$(30,253)	(83)%
Revenues - Revenues decreased in the first half of 2015, compared with the same period last year, primarily due to lower revenues in Wood Products and Real Estate, partially offset by an increase in Resource revenues. Our Business Segment Results provide a more detailed discussion of our segments.

Cost of goods sold - Cost of goods sold increased in the first half of 2015, compared with the same period last year, due to higher fiber and manufacturing costs in Wood Products and additional logging, hauling and depletion expense in our Resource segment as a result of our Alabama and Mississippi timberlands acquired in December 2014. This increase was partially offset by fewer acres sold in our Real Estate segment. Our Business Segment Results provide a more detailed discussion of our segments.
Selling, general and administrative expenses - Selling, general and administrative expenses increased in the first half of 2015, compared with the same period last year, primarily due to higher employee salary and benefit costs, including pension expense related to the adoption of updated mortality tables and a reduction in the discount rate.
Interest expense, net - Net interest expense increased $5.1 million, or 47%, in the first half of 2015, compared with the same period last year, due to the addition of $310 million in term loans in December 2014 to fund the 2014 acquisition of timberlands in Alabama and Mississippi.
Income tax provision - Income taxes are primarily due to income or loss from the TRS. For the first half of 2015, the tax benefit of $1.1 million is the result of the TRS’s loss before income tax of $2.6 million. For the first half of 2014, the tax expense of $13.4 million was the result of the TRS’s income before tax of $38.3 million.

Business Segment Results Comparing the Six Months Ended June 30, 2015 and 2014
Resource Segment

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase (Decrease)	Percent Change
Revenues[1]	$98,066	$91,417	$6,649	7%
Cost of goods sold:
Logging and hauling	47,725	43,776	3,949	9%
Depreciation, depletion and amortization	10,918	6,399	4,519	71%
Other	12,725	11,362	1,363	12%
	71,368	61,537	9,831	16%
Selling, general and administrative expenses	2,923	2,838	85	3%
Operating income	$23,775	$27,042	$(3,267)	(12)%

Harvest Volumes (in tons)
Northern region
Sawlog	739,527	722,915	16,612	2%
Pulpwood	79,124	90,703	(11,579)	(13)%
Stumpage	20,180	13,443	6,737	50%
Total	838,831	827,061	11,770	1%

Southern region
Sawlog	296,837	237,765	59,072	25%
Pulpwood	447,863	368,965	78,898	21%
Stumpage	93,137	5,927	87,210	n/m
Total	837,837	612,657	225,180	37%

Total harvest volume	1,676,668	1,439,718	236,950	16%

Sales Price/Unit ($ per ton)
Northern region
Sawlog [2]	$85	$86	$(1)	(1)%
Pulpwood [2]	$42	$42	$—	—%
Stumpage	$9	$11	$(2)	(18)%

Southern region
Sawlog [2]	$41	$42	$(1)	(2)%
Pulpwood [2]	$34	$32	$2	6%
Stumpage	$16	$14	$2	14%

1 Prior to elimination of intersegment fiber revenues of $22.5 million in 2015 and $26.5 million in 2014.
2 Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling.

Resource segment revenues increased $6.6 million in the first half of 2015, compared with the same period last year, primarily as a result of increased harvest volumes in our Southern region as a result of our Alabama and Mississippi timberlands acquired in December 2014. Total harvest volumes increased 16%.

Volumes in our Northern region increased slightly in the first half of 2015, compared with the same period last year, due to favorable logging conditions after spring break-up. Lower prices for sawlogs reflected lower lumber prices because a significant portion of our sawlog sales are indexed to lumber on a one to three month lag.

As a result of our Alabama and Mississippi timberlands acquisition, stumpage sales (cutting contracts) will be more common in our Southern region. Stumpage prices can fluctuate based on a mix of pulpwood and sawlogs. Stumpage prices increased in the first half of 2015 due to a higher mix of sawlogs, compared with pulpwood. Pulpwood pricing increased in the first half of 2015, compared with the same period last year, due to higher demand from pulp manufacturers as a result of unseasonably wet weather that reduced inventories.

Logging, hauling and depletion expense increased due to higher harvest volumes. This was partially offset by lower fuel costs.

Wood Products Segment

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase (Decrease)	Percent Change
Revenues	$173,424	$188,376	$(14,952)	(8)%
Cost of goods sold:[1]
Fiber costs	92,030	88,644	3,386	4%
Manufacturing costs	62,733	58,503	4,230	7%
Finished goods inventory change	1,781	(1,124)	2,905	(258)%
Other [2]	12,812	12,566	246	2%
	169,356	158,589	10,767	7%
Selling, general and administrative expenses	2,521	2,210	311	14%
Operating income	$1,547	$27,577	$(26,030)	(94)%

Lumber shipments (MBF)	306,277	331,642	(25,365)	(8)%
Lumber sales prices ($ per MBF)	$368	$403	$(35)	(9)%
1 Prior to elimination of intersegment fiber costs of $22.5 million in 2015 and $26.5 million in 2014.
2 Other cost of goods sold is primarily customer freight.

Revenues were $15.0 million lower in the first half of 2015, compared with the same period last year, due to lower lumber prices and lower shipments. Decreased shipments were largely the result of weak markets. In addition, we had outages related to two large capital projects in our Michigan and Minnesota mills.

Cost of goods sold fluctuated based on the following factors:

•
Fiber costs increased $3.4 million primarily due to higher log costs in Michigan as a result of strong demand by pulp manufacturers in that region, partially offset by lower fiber costs in Idaho and the Southern Region.

•	Manufacturing costs increased primarily due to labor costs as a result of annual salary increases and higher pension and benefit costs.

•	The change in finished goods inventory for the first half of 2015 and 2014 was the result of lower fiber costs as compared with the respective year-end market prices.

Real Estate Segment

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase (Decrease)	Percent Change
Revenues	$13,856	$30,176	$(16,320)	(54)%
Cost of goods sold:
Basis of real estate sold	1,181	7,409	(6,228)	(84)%
Other	1,292	1,004	288	29%
	2,473	8,413	(5,940)	(71)%
Selling, general and administrative expenses	1,263	1,114	149	13%
Operating income	$10,120	$20,649	$(10,529)	(51)%

	2015		2014
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	757	$8,937	1,492	$2,059
Rural real estate	4,402	$1,134	24,024	$1,093
Non-strategic timberland	1,134	$876	1,066	$804
Total	6,293		26,582
Real Estate revenues decreased $16.3 million and operating income decreased $10.5 million in the first half of 2015, compared with the same period last year. In the first half of 2015, we sold a total of 6,293 acres, including two commercial real estate sites included in HBU, which increased our average price per acre. In the first half of 2014, we sold 26,582 acres, including a first quarter 11,000 acre sale of rural real estate in Idaho and a second quarter 9,400 acre sale of rural real estate in Minnesota.

Liquidity and Capital Resources
Overview
At June 30, 2015, our financial highlights included:

•	cash and short-term investments of $10.6 million;

•	credit agreement borrowing capacity of $233.6 million; and

•	long-term debt of $629.3 million.
Net Cash from Operations
Net cash provided from operating activities was:

•	$16.7 million in 2015 and

•	$68.4 million in 2014.
Net cash from operations decreased $51.8 million for the six months ended June 30, 2015, compared with the same period last year, primarily due to the following:

•	Lower customer receipts of $25 million due to lower revenues in Wood Products and Real Estate;

•	Higher Resource costs for logging, hauling and other costs of $5 million;

•	Higher Wood Products log and manufacturing costs of $11 million; and

•	An increase in inventories of $10 million, primarily related to logs.

Net Cash Flows from Investing Activities
Net cash provided by investing activities was $6.7 million for the first half of 2015, compared with $33.7 million used in the first half of 2014. Short-term investments decreased $24.5 million in the first half of 2015, compared with an increase of $21.7 million in the first half of 2014, due to less cash provided by operations. Plant and equipment spending increased $5.7 million during the first half of 2015, compared with the same period last year, due to the completion of two large Wood Products capital projects.
Net Cash Flows from Financing Activities
Net cash used in financing activities was $19.2 million and $31.0 million for the six months ended June 30, 2015 and 2014, respectively. In 2015, net cash used in financing activities was primarily attributable to paying our quarterly distribution to shareholders of $30.5 million, partially offset by a $15.0 million draw on our revolving line of credit. In the first half of 2014, net cash used in financing activities was primarily attributable to the payment of quarterly distribution to shareholders of $28.4 million.
Credit Agreement
As of June 30, 2015, $15.0 million was outstanding under our revolving line of credit and approximately $1.4 million was utilized by outstanding letters of credit, resulting in $233.6 million available for additional borrowings at June 30, 2015. We plan to repay the revolving line of credit in the third quarter of 2015.
In January 2015, a financial covenant in the credit agreement was amended to increase the maximum allowable acres that may be sold during the term of the agreement due to the acquisition of additional timberlands in Alabama and Mississippi in December 2014. The following table sets forth the financial covenants in the bank credit facility and our status with respect to these covenants as of June 30, 2015:

	Covenant Requirements	Actuals at June 30, 2015
Minimum Interest Coverage Ratio	3.00 to 1.00	4.63 to 1.00
Maximum Leverage Ratio	40%	25%
Maximum Allowable Acres that may be Sold	480,000	13,115
Senior Notes
The terms of our senior notes limit our ability and the ability of any subsidiary guarantors to enter into restricted transactions, which include the ability to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens. However, such restricted transactions are permitted if the balance of our cumulative Funds Available for Distribution (FAD), and a FAD basket amount, provide sufficient funds to cover such restricted payments. At June 30, 2015, our cumulative FAD was $69.9 million and the FAD basket was $90.1 million.
Contractual Obligations
There have been no material changes to our contractual obligations in the six months ended June 30, 2015 outside the ordinary course of business.
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
Quantitative Information about Market Risks
The following table summarizes our outstanding long-term debt, weighted-average interest rates and interest rate swaps as of June 30, 2015:

	EXPECTED MATURITY DATE
(Dollars in thousands)	2015	2016	2017	2018	2019	THEREAFTER	TOTAL
Variable rate debt:
Principal due	$—	$—	$—	$—	$40,000	$80,000	$120,000
Weighted-average interest rate					1.92%	2.17%	2.09%
Fair value at 6/30/15							$120,000
Fixed rate debt:
Principal due	$22,500	$5,000	$11,000	$14,250	$150,000	$307,335	$510,085
Weighted-average interest rate	6.95%	8.80%	5.64%	8.88%	7.50%	5.06%	6.02%
Fair value at 6/30/15							$535,529
Interest rate swaps[1]:
Fixed to variable	$183	$50	$153	$535	$(122)	$—	$799
Fair value at 6/30/15							$799

[1] Interest rate swaps are included in long-term debt and the offsetting derivative assets are included in other assets and other noncurrent assets on the Condensed Consolidated Balance Sheets. See Note 8: Financial Instruments for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer (CEO)and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2015. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of June 30, 2015.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control Over Financial Reporting
In the six months ended June 30, 2015, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POTLATCH CORPORATION
(Registrant)

		By	/s/ Stephanie A. Brady
Stephanie A. Brady
Controller
(Duly Authorized; Principal Accounting Officer)

Date:	July 28, 2015

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2015, filed on July 28, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the quarters and six months ended June 30, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

 * Incorporated by reference