Form 10-Q
period 2015-09-30
POTLATCH CORP
filed 2015-10-28
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of October 26, 2015 was 40,677,586.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1. FINANCIAL STATEMENTS

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Income
Unaudited (Dollars in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Revenues	$174,475	$177,215	$437,347	$460,713
Costs and expenses:
Cost of goods sold	136,072	121,574	353,285	322,016
Selling, general and administrative expenses	10,689	10,772	35,010	32,794
	146,761	132,346	388,295	354,810
Operating income	27,714	44,869	49,052	105,903
Interest expense, net	(8,335)	(5,506)	(24,420)	(16,475)
Income before income taxes	19,379	39,363	24,632	89,428
Income tax benefit (provision)	2,419	(6,209)	3,533	(19,654)
Net income	$21,798	$33,154	$28,165	$69,774

Net income per share:
Basic	$0.53	$0.81	$0.69	$1.71
Diluted	$0.53	$0.81	$0.69	$1.71
Distributions per share	$0.375	$0.35	$1.125	$1.05
Weighted-average shares outstanding (in thousands):
Basic	40,846	40,745	40,831	40,733
Diluted	40,985	40,889	40,967	40,861
The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Net income	$21,798	$33,154	$28,165	$69,774
Other comprehensive income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(850), $(867), $(2,547) and $(2,601)	(1,327)	(1,357)	(3,983)	(4,069)
Amortization of actuarial loss included in net periodic cost, net of tax of $2,009, $1,621, $5,846 and $4,866	3,139	2,538	9,142	7,612
Other comprehensive income, net of tax	1,812	1,181	5,159	3,543
Comprehensive income	$23,610	$34,335	$33,324	$73,317
Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic cost (benefit). See Note 6: Pension and Other Postretirement Employee Benefits for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited (Dollars in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$1,306	$4,644
Short-term investments	40	26,368
Receivables, net	29,645	9,928
Inventories	40,379	31,490
Deferred tax assets, net	6,168	6,168
Other assets	16,754	15,065
Total current assets	94,292	93,663
Property, plant and equipment, net	74,716	65,749
Timber and timberlands, net	822,353	828,420
Deferred tax assets, net	36,715	37,228
Other assets	11,499	10,361
Total assets	$1,039,575	$1,035,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$66,233	$49,324
Current portion of long-term debt	27,500	22,870
Total current liabilities	93,733	72,194
Long-term debt	602,675	606,473
Liability for pension and other postretirement employee benefits	114,542	115,936
Other long-term obligations	13,586	15,752
Total liabilities	824,536	810,355
Commitments and contingencies
Stockholders' equity:
Common stock, $1 par value	40,678	40,605
Additional paid-in capital	348,847	346,441
Accumulated deficit	(61,253)	(43,588)
Accumulated other comprehensive loss	(113,233)	(118,392)
Total stockholders’ equity	215,039	225,066
Total liabilities and stockholders' equity	$1,039,575	$1,035,421
The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Nine Months Ended September 30,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,165	$69,774
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	28,154	19,326
Basis of real estate sold	3,389	7,289
Change in deferred taxes	(2,786)	1,127
Employee benefit plans	4,774	616
Equity-based compensation expense	3,589	3,058
Other, net	(675)	(1,805)
Funding of qualified pension plan	—	(3,550)
Working capital and operating-related activities, net	(9,462)	11,829
Net cash from operating activities	55,148	107,664
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments	26,328	(12,793)
Transfer to company owned life insurance (COLI)	—	(25,476)
Property, plant and equipment	(16,240)	(9,174)
Timberlands reforestation and roads	(11,155)	(7,840)
Acquisition of timber and timberlands	(9,320)	(3,143)
Other, net	644	1,126
Net cash from investing activities	(9,743)	(57,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(45,761)	(42,621)
Employee tax withholdings on equity-based compensation	(1,445)	(1,092)
Change in book overdrafts	(1,440)	(2,919)
Other, net	(97)	(1,019)
Net cash from financing activities	(48,743)	(47,651)
Change in cash	(3,338)	2,713
Cash at beginning of period	4,644	5,586
Cash at end of period	$1,306	$8,299
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest, net of amounts capitalized	$18,067	$11,164
Income taxes, net	$1,528	$12,192
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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements or financial covenants.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory. The amendments in ASU No. 2015-11 apply to inventory measures using first-in, first-out (FIFO) or average cost and will require entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business, minus the cost of completion, disposal and transportation. Replacement cost and net realizable value less a normal profit margin will no longer be considered. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

NOTE 3. EARNINGS PER SHARE
The following table details the number of shares used in calculating basic and diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Net income	$21,798	$33,154	$28,165	$69,774

Basic weighted-average shares outstanding	40,846,315	40,744,667	40,831,296	40,732,704
Incremental shares due to:
Performance shares	118,149	114,579	115,534	98,877
Restricted stock units	20,624	27,816	20,039	27,416
Stock options	—	2,218	—	1,981
Diluted weighted-average shares outstanding	40,985,088	40,889,280	40,966,869	40,860,978

Basic net income per share	$0.53	$0.81	$0.69	$1.71
Diluted net income per share	$0.53	$0.81	$0.69	$1.71
For the three months ending September 30, 2015, there were 36 incremental stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2015, and the three and nine months ending September 30, 2014, there were no incremental anti-dilutive stock-based awards. Anti-dilutive stock-based awards could be dilutive in future periods.

NOTE 4. INVENTORIES
The following table details the composition of our inventories:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Inventories:
Wood Products finished goods inventory	$17,192	$17,286
Logs	15,232	7,930
Materials and supplies	7,955	6,274
	$40,379	$31,490

NOTE 5. EQUITY-BASED COMPENSATION
As of September 30, 2015, we had two stock incentive plans under which performance shares, restricted stock units (RSUs), and deferred compensation stock equivalent units were outstanding. These plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At September 30, 2015, approximately 1.1 million shares were authorized for future use under the two plans. We issue new shares of common stock to settle performance shares, restricted stock units and deferred compensation stock equivalent units.
The following table details compensation expense and the related income tax benefit:

	Quarter Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2015	2014	2015	2014
Employee equity-based compensation expense:
Performance shares	$1,090	$882	$2,912	$2,577
Restricted stock units	240	144	677	481
Total employee equity-based compensation expense	$1,330	$1,026	$3,589	$3,058

Deferred compensation stock equivalent units expense (income)	$(1)	$62	$165	$217

Total tax benefit recognized for share-based expense	$89	$111	$241	$125

PERFORMANCE SHARES
The following table presents the key inputs used in the Monte Carlo simulation method to calculate the fair value of the performance share awards in 2015 and 2014, and the resulting fair values:

	Nine Months Ended September 30,

	2015	2014
Shares granted	78,974	87,441
Stock price as of valuation date	$40.00	$39.76
Risk-free rate	1.07%	0.72%
Fair value of a performance share	$36.71	$45.57

The following table summarizes outstanding performance share awards as of September 30, 2015, and changes during the nine months ended September 30, 2015:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	160,233	$53.86
Granted	78,974	$36.71
Forfeited	(1,079)	$41.29
Unvested shares outstanding at September 30	238,128	$48.23	$6,690
As of September 30, 2015, there was $4.1 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted-average period of 1.8 years.
RESTRICTED STOCK UNITS
The following table summarizes outstanding RSU awards as of September 30, 2015, and changes during the nine months ended September 30, 2015:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	32,455	$42.24
Granted	27,820	$39.99
Vested	(4,700)	$43.22
Forfeited	(359)	$40.27
Unvested shares outstanding at September 30	55,216	$41.03	$1,590
The fair value of each RSU equaled our common share price on the date of grant. The total fair value of RSU awards vested during the nine months ended September 30, 2015 was $0.2 million. As of September 30, 2015, there was $1.2 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 6. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Quarter Ended September 30,
	Pension		OPEB
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$1,559	$1,270	$5	$7
Interest cost	4,241	4,796	364	435
Expected return on plan assets	(5,220)	(6,128)	—	—
Amortization of prior service cost (credit)	151	187	(2,328)	(2,411)
Amortization of actuarial loss	4,636	3,613	512	546
Net periodic cost (benefit)	$5,367	$3,738	$(1,447)	$(1,423)

	Nine Months Ended September 30,
	Pension		OPEB
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$4,620	$3,810	$16	$19
Interest cost	12,759	14,388	1,092	1,306
Expected return on plan assets	(15,603)	(18,384)	—	—
Amortization of prior service cost (credit)	454	561	(6,984)	(7,231)
Amortization of actuarial loss	13,452	10,839	1,536	1,639
Net periodic cost (benefit)	$15,682	$11,214	$(4,340)	$(4,267)
During the nine months ended September 30, 2015, we paid non-qualified supplemental pension benefits of $1.4 million.

The following tables detail the changes in accumulated other comprehensive loss (AOCL):

	Quarter Ended September 30, 2015
(Dollars in thousands)	Pension	OPEB	Total
AOCL at July 1			$115,045
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	$(93)	$1,420	1,327
Actuarial loss	(2,828)	(311)	(3,139)
Total reclassification for the period	$(2,921)	$1,109	(1,812)
AOCL at September 30			$113,233

	Quarter Ended September 30, 2014
(Dollars in thousands)	Pension	OPEB	Total
AOCL at July 1			$96,358
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	$(114)	$1,471	1,357
Actuarial loss	(2,204)	(334)	(2,538)
Total reclassification for the period	$(2,318)	$1,137	(1,181)
AOCL at September 30			$95,177

	Nine Months Ended September 30, 2015
(Dollars in thousands)	Pension	OPEB	Total
AOCL at January 1			$118,392
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	$(277)	$4,260	3,983
Actuarial loss	(8,206)	(936)	(9,142)
Total reclassification for the period	$(8,483)	$3,324	(5,159)
AOCL at September 30			$113,233

	Nine Months Ended September 30, 2014
(Dollars in thousands)	Pension	OPEB	Total
AOCL at January 1			$98,720
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	$(342)	$4,411	4,069
Actuarial loss	(6,612)	(1,000)	(7,612)
Total reclassification for the period	$(6,954)	$3,411	(3,543)
AOCL at September 30			$95,177

1 Amortization of prior service credit (cost) and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

NOTE 7. FINANCIAL INSTRUMENTS
The following table presents the estimated fair values of our financial instruments:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$1,346	$1,346	$31,012	$31,012
Derivative asset related to interest rate swaps (Level 2)	$1,522	$1,522	$793	$793
Long-term debt, including fair value adjustments related to fair value hedges (Level 2)	$630,175	$653,029	$629,343	$657,943
Company owned life insurance asset (COLI) (Level 3)	$1,906	$1,906	$877	$877
For cash and short-term investments, the carrying amount approximates fair value due to the short-term nature of these financial instruments. The fair value of these interest rate swaps were determined by discounting the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate forward curves. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues, or estimated based on average market prices for comparable debt when there is no quoted market price. Contract value of our COLI, the amount at which it could be redeemed, is used as a practical expedient to estimate fair value because market prices are not readily available.
BALANCE SHEET AND INCOME EFFECTS OF DERIVATIVES
We have seven interest rate swaps to convert interest payments on fixed rate debt to variable rate 3-month LIBOR plus a spread, with the objective of managing exposure to fluctuations in market interest rates on our debt balances.
The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

(Dollars in thousands)	Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate contracts	Current assets	$112	$372
Interest rate contracts	Non-current assets	1,410	421
Total derivatives designated as hedging instruments		$1,522	$793
The following table details the effect of derivatives on our Consolidated Statements of Income:

		Gain Recognized in Income
	Location	Quarter Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)		2015	2014	2015	2014
Derivatives designated in fair value hedging relationships:
Realized gain on interest rate contract [1]	Interest expense	$385	$239	$1,173	$740
Net gain recognized in income from fair value hedges		$385	$239	$1,173	$740

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

NOTE 9. COMMITMENTS AND CONTINGENCIES
In January 2007, the Environmental Protection Agency (EPA) notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad's operations at the site prior to 1980. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). The EPA cleanup was completed in October 2012. On April 4, 2013, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. Our remediation was completed in October 2013. On September 25, 2015 the EPA sent us a letter asserting that the EPA and the Department of Transportation (the current owner of a portion of the adjacent property remediated by the EPA) had incurred $9.8 million in unreimbursed response costs associated with the site and that we were liable for such costs. We believe we have meritorious defenses to this claim and we intend to defend ourselves vigorously. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible. We have executed a tolling agreement with the EPA and DOT suspending the statute of limitations on the claim until June 2016 in order to facilitate negotiations of a final settlement and release. We have not recorded a liability related to this matter and while it is reasonably possible that we may incur some liability in respect of this claim, we are unable to estimate at this time the amount of charges, if any, that may be required for this matter in the future.

NOTE 10. SEGMENT INFORMATION
The following table summarizes information by business segment:

	Quarter Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2015	2014	2015	2014
Revenues:
Resource	$102,322	$91,919	$200,388	$183,336
Wood Products	82,868	99,213	256,292	287,589
Real Estate	7,828	6,176	21,684	36,352
	193,018	197,308	478,364	507,277
Elimination of intersegment revenues - Resource	(18,543)	(20,093)	(41,017)	(46,564)
Total consolidated revenues	$174,475	$177,215	$437,347	$460,713

Operating income (loss):
Resource	$36,389	$34,080	$60,164	$61,122
Wood Products	(5,422)	15,743	(3,875)	43,320
Real Estate	4,234	4,646	14,354	25,295
Eliminations and adjustments	(564)	(1,994)	2,950	(364)
	34,637	52,475	73,593	129,373
Corporate	(6,923)	(7,606)	(24,541)	(23,470)
Operating income	27,714	44,869	49,052	105,903
Interest expense, net	(8,335)	(5,506)	(24,420)	(16,475)
Income before income taxes	$19,379	$39,363	$24,632	$89,428

Depreciation, depletion and amortization:[1]
Resource	$10,262	$6,101	$21,313	$12,745
Wood Products	1,693	1,543	4,930	4,587
Real Estate	14	15	44	44
	11,969	7,659	26,287	17,376
Corporate	588	665	1,867	1,950
Total depreciation, depletion and amortization	$12,557	$8,324	$28,154	$19,326

Basis of real estate sold:
Real Estate	$2,450	$519	$3,631	$7,928
Eliminations and adjustments	(69)	(64)	(242)	(639)
Total basis of real estate sold	$2,381	$455	$3,389	$7,289

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, recognition of compensation costs relating to our performance shares and RSUs, U.S. housing market conditions, housing starts and recovery, real estate demand and pricing, log prices, lumber demand and prices, prevalence of stumpage sales in the south, fluctuations of stumpage prices depending on mix, business conditions for our business segments, fluctuation of sawlog, pulpwood and stumpage prices due to local market conditions, Resource segment results, Wood Products segment results, Real Estate segment results, and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

Results of Operations
Our business is organized into three business segments: Resource, Wood Products and Real Estate. Sales between segments are recorded as intersegment revenues based on prevailing market prices. Our Resource segment supplies our Wood Products segment with a portion of its wood fiber needs. Therefore, intersegment revenues typically represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.
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
In the three and nine months ended September 30, 2015, our Resource and Wood Products segment results were affected by lower lumber prices resulting primarily from excess supply in the lumber markets due to several factors, including lower log and lumber volume exports from North America to China and a strong U.S. dollar relative to the Canadian dollar. Resource segment results reflect activity from our acquisition of Alabama and Mississippi timberlands in December 2014. Higher log prices in the Lake States and additional logging, hauling, depletion, and employee costs increased operating expenses.

Consolidated Results Comparing the Quarters Ended September 30, 2015 and 2014
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the quarters ended September 30:

(Dollars in thousands)	2015	2014	Change
Revenues	$174,475	$177,215	$(2,740)	(2)%
Costs and expenses:
Cost of goods sold	136,072	121,574	14,498	12%
Selling, general and administrative expenses	10,689	10,772	(83)	(1)%
	146,761	132,346	14,415	11%
Operating income	27,714	44,869	(17,155)	(38)%
Interest expense, net	(8,335)	(5,506)	(2,829)	51%
Income before income taxes	19,379	39,363	(19,984)	(51)%
Income tax benefit (provision)	2,419	(6,209)	8,628	(139)%
Net income	$21,798	$33,154	$(11,356)	(34)%
Revenues - Revenues decreased in the third quarter of 2015, compared with the same period last year, primarily due to lower lumber prices in Wood Products, partially offset by an increase in Resource revenues related to harvest volumes from the timberland that we acquired in Alabama and Mississippi in December 2014. Our Business Segment Results provide a more detailed discussion of our segments.
Cost of goods sold - Cost of goods sold increased in the third quarter of 2015, compared with the same period last year, primarily due to additional logging, hauling, and depletion expense in our Resource segment relating to our Alabama and Mississippi timberlands acquired in December 2014. Fiber and manufacturing costs in our Wood Products segment also contributed to an increase in cost of goods sold. Our Business Segment Results provide a more detailed discussion of our segments.
Selling, general and administrative expenses - Selling, general and administrative expenses decreased slightly in the third quarter of 2015, compared with the same period last year, due to lower employee salary and benefit costs, offset by higher pension expense related to the adoption of updated mortality tables and a reduction in the discount rate at the end of 2014.
Interest expense, net - The increase in net interest expense in the third quarter of 2015, compared with the same period last year, is due to the addition of $310 million in term loans in December 2014 to fund the acquisition of timberlands in Alabama and Mississippi.
Income tax provision - Income taxes are primarily due to income or loss from Potlatch TRS. For the third quarter of 2015, the income tax benefit of $2.4 million is the result of Potlatch TRS’s loss before income tax of $5.9 million. For the third quarter of 2014, the income tax expense of $6.2 million was the result of Potlatch TRS’s income before income tax of $17.2 million.

Business Segment Results Comparing the Quarters Ended September 30, 2015 and 2014
Resource Segment

	Quarter Ended September 30,
(Dollars in thousands)	2015	2014	Change
Revenues[1]	$102,322	$91,919	$10,403	11%
Cost of goods sold:
Logging and hauling	46,335	42,468	3,867	9%
Depreciation, depletion and amortization	10,215	6,009	4,206	70%
Other	7,345	7,734	(389)	(5)%
	63,895	56,211	7,684	14%
Selling, general and administrative expenses	2,038	1,628	410	25%
Operating income	$36,389	$34,080	$2,309	7%

Harvest Volumes (in tons)
Northern region
Sawlog	762,813	720,460	42,353	6%
Pulpwood	69,329	62,340	6,989	11%
Stumpage	2,604	1,862	742	40%
Total	834,746	784,662	50,084	6%

Southern region
Sawlog	246,566	200,838	45,728	23%
Pulpwood	375,097	229,635	145,462	63%
Stumpage	137,094	1,095	135,999	n/m
Total	758,757	431,568	327,189	76%

Total harvest volume	1,593,503	1,216,230	377,273	31%

Sales Price/Unit ($ per ton)
Northern region
Sawlog [2]	$92	$96	$(4)	(4)%
Pulpwood [2]	$41	$45	$(4)	(9)%
Stumpage	$13	$11	$2	18%

Southern region
Sawlog [2]	$48	$50	$(2)	(4)%
Pulpwood [2]	$34	$35	$(1)	(3)%
Stumpage	$21	$19	$2	11%

1 Prior to elimination of intersegment fiber revenues of $18.5 million in 2015 and $20.1 million in 2014.
2 Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs.

Resource segment revenues increased 11% in the third quarter of 2015, compared with the same period last year, primarily due to increased harvest volumes in our Southern region as a result of our acquisition of Alabama and Mississippi timberlands in December 2014. Total harvest volumes increased 31%.

Volumes in our Northern region increased 6% in the third quarter of 2015, compared with the same period last year, due to prior year contractor production constraints that affected harvest volumes. Lower Northern sawlog prices were the result of lower lumber prices as a significant portion of our sawlog sales in our Northern region are indexed to lumber prices on a one to three month lag. The decline in pulpwood prices reflects abundant supply of residuals and chips in the Northwest relative to demand.

Southern sawlog prices per ton decreased 4% primarily due to lower hardwood prices. As a result of our Alabama and Mississippi timberlands acquisition, stumpage sales (cutting contracts) will be more common in our Southern region. Stumpage prices fluctuate based on the mix of pulpwood and sawlog volume.

Logging, hauling, and depletion expense increased due to higher harvest volumes. This was partially offset by lower fuel costs. Selling, general and administrative expenses increased due to higher forest inventory verification costs, which increase the accuracy of information used to develop our harvest plans.

Wood Products Segment

	Quarter Ended September 30,
(Dollars in thousands)	2015	2014	Change
Revenues	$82,868	$99,213	$(16,345)	(16)%
Cost of goods sold:[1]
Fiber costs	47,084	45,914	1,170	3%
Manufacturing costs	33,603	30,016	3,587	12%
Finished goods inventory change	(18)	(776)	758	(98)%
Other [2]	6,416	7,274	(858)	(12)%
	87,085	82,428	4,657	6%
Selling, general and administrative expenses	1,205	1,042	163	16%
Operating income (loss)	$(5,422)	$15,743	$(21,165)	(134)%

Lumber shipments (MBF)	155,388	171,818	(16,430)	(10)%
Lumber sales prices ($ per MBF)	$335	$408	$(73)	(18)%
1 Prior to elimination of intersegment fiber costs of $18.5 million in 2015 and $20.1 million in 2014.
2 Other cost of goods sold is primarily customer freight.

Revenues were $16.3 million lower in the third quarter of 2015, compared with the same period last year, primarily due to lower lumber prices and shipments. Decreased shipments were mainly due to mill downtime for large capital project installations.

Cost of goods sold fluctuated based on the following factors:

•	Fiber costs increased $1.2 million due to higher log costs in Michigan as a result of strong demand by pulp and paper manufacturers in that region.

•
Manufacturing costs increased primarily due to higher payroll and maintenance expense, largely the result of overtime and temporary labor associated with projects at the mills, as well as higher pension costs related to the adoption of updated mortality tables and a reduction in the discount rate at the end of 2014.

•	Inventory will fluctuate based on a combination of volume and fiber and manufacturing costs.

Real Estate Segment

	Quarter Ended September 30,
(Dollars in thousands)	2015	2014	Change
Revenues	$7,828	$6,176	$1,652	27%
Cost of goods sold:
Basis of real estate sold	2,450	519	1,931	372%
Other	625	513	112	22%
	3,075	1,032	2,043	198%
Selling, general and administrative expenses	519	498	21	4%
Operating income	$4,234	$4,646	$(412)	(9)%

	2015		2014
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	1,750	$2,420	1,876	$2,096
Rural real estate	2,596	$1,328	1,721	$1,245
Non-strategic timberland	189	$770	202	$610
Total	4,535		3,799
In the third quarter of 2015, we sold 736 more acres at a higher average sales price, resulting in increased revenues of $1.7 million, compared with the same period last year. The average land basis per acre was higher than the prior year largely due to an HBU sale of recently acquired real estate in the South.
Consolidated Results Comparing the Nine Months Ended September 30, 2015 and 2014
The following table sets forth period-to-period changes in items included in our Consolidated Statements of Income for the nine months ended September 30:

(Dollars in thousands)	2015	2014	Change
Revenues	$437,347	$460,713	$(23,366)	(5)%
Costs and expenses:
Cost of goods sold	353,285	322,016	31,269	10%
Selling, general and administrative expenses	35,010	32,794	2,216	7%
	388,295	354,810	33,485	9%
Operating income	49,052	105,903	(56,851)	(54)%
Interest expense, net	(24,420)	(16,475)	(7,945)	48%
Income before income taxes	24,632	89,428	(64,796)	(72)%
Income tax benefit (provision)	3,533	(19,654)	23,187	(118)%
Net income	$28,165	$69,774	$(41,609)	(60)%
Revenues - Revenues decreased in the first nine months of 2015, compared with the same period last year, primarily due to lower lumber prices and shipments in Wood Products and fewer acres sold in Real Estate, partially offset by an increase in Resource revenues related to harvest volumes from the timberland we acquired in Alabama and Mississippi in December 2014. Our Business Segment Results provide a more detailed discussion of our segments.

Cost of goods sold - Cost of goods sold increased in the first nine months of 2015, compared with the same period last year, primarily due to additional logging, hauling, and depletion expense in our Resource segment relating to our Alabama and Mississippi timberlands acquired in December 2014. Fiber and manufacturing costs in our Wood Products segment also contributed to an increase in cost of goods sold. These increases were partially offset by fewer acres sold in our Real Estate segment. Our Business Segment Results provide a more detailed discussion of our segments.
Selling, general and administrative expenses - Selling, general and administrative expenses increased in the first nine months of 2015, compared with the same period last year, primarily due to increased pension expense related to the adoption of updated mortality tables and a reduction in the discount rate at the end of 2014.
Interest expense, net - The increase in net interest expense in the third quarter of 2015, compared with the same period last year, is due to the addition of $310 million in term loans in December 2014 to fund the acquisition of timberlands in Alabama and Mississippi.
Income tax provision - Income taxes are primarily due to income or loss from Potlatch TRS. For the first nine months of 2015, the income tax benefit of $3.5 million is the result of Potlatch TRS’s loss before income tax of $8.5 million. For the first nine months of 2014, the income tax expense of $19.7 million was the result of Potlatch TRS’s income before income tax of $55.5 million.

Business Segment Results Comparing the Nine Months Ended September 30, 2015 and 2014
Resource Segment

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Revenues[1]	$200,388	$183,336	$17,052	9%
Cost of goods sold:
Logging and hauling	94,060	86,244	7,816	9%
Depreciation, depletion and amortization	21,133	12,408	8,725	70%
Other	20,070	19,096	974	5%
	135,263	117,748	17,515	15%
Selling, general and administrative expenses	4,961	4,466	495	11%
Operating income	$60,164	$61,122	$(958)	(2)%

Harvest Volumes (in tons)
Northern region
Sawlog	1,502,340	1,443,375	58,965	4%
Pulpwood	148,453	153,043	(4,590)	(3)%
Stumpage	22,784	15,305	7,479	49%
Total	1,673,577	1,611,723	61,854	4%

Southern region
Sawlog	543,403	438,603	104,800	24%
Pulpwood	822,960	598,600	224,360	37%
Stumpage	230,231	7,022	223,209	n/m
Total	1,596,594	1,044,225	552,369	53%

Total harvest volume	3,270,171	2,655,948	614,223	23%

Sales Price/Unit ($ per ton)
Northern region
Sawlog [2]	$89	$91	$(2)	(2)%
Pulpwood [2]	$42	$43	$(1)	(2)%
Stumpage	$9	$11	$(2)	(18)%

Southern region
Sawlog [2]	$44	$46	$(2)	(4)%
Pulpwood [2]	$34	$33	$1	3%
Stumpage	$19	$15	$4	27%

1 Prior to elimination of intersegment fiber revenues of $41 million in 2015 and $46.6 million in 2014.
2 Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs.

Resource segment revenues increased $17.1 million in the first nine months of 2015, compared with the same period last year, primarily as a result of increased harvest volumes in our Southern region resulting from our acquisition of Alabama and Mississippi timberlands December 2014. Total harvest volumes increased 23%.

Volumes in our Northern region increased 4% in the first nine months of 2015, compared with the same period last year, due to prior year contractor production constraints that affected harvest volumes. Lower Northern region sawlog prices were the result of lower lumber prices as a significant portion of our sawlog sales in the Northern region are indexed to lumber prices on a one to three month lag.

Southern sawlog sale prices per ton decreased 4% due to lower hardwood prices. As a result of our Alabama and Mississippi timberlands acquisition, stumpage sales (cutting contracts) will be more common in our Southern region. Stumpage prices fluctuate based on the mix of pulpwood and sawlog volume.

Logging, hauling and depletion expense increased due to higher harvest volumes. This was partially offset by lower fuel costs. Selling, general and administrative expenses increased due to higher forest inventory verification costs, which increase the accuracy of information used to develop our harvest plans.

Wood Products Segment

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Revenues	$256,292	$287,589	$(31,297)	(11)%
Cost of goods sold:[1]
Fiber costs	139,114	134,558	4,556	3%
Manufacturing costs	96,336	88,181	8,155	9%
Finished goods inventory change	1,763	(1,899)	3,662	(193)%
Other [2]	19,228	20,177	(949)	(5)%
	256,441	241,017	15,424	6%
Selling, general and administrative expenses	3,726	3,252	474	15%
Operating income	$(3,875)	$43,320	$(47,195)	(109)%

Lumber shipments (MBF)	461,665	503,460	(41,795)	(8)%
Lumber sales prices ($ per MBF)	$357	$404	$(47)	(12)%
1 Prior to elimination of intersegment fiber costs of $41 million in 2015 and $46.6 million in 2014.
2 Other cost of goods sold is primarily customer freight.

Revenues were $31.3 million lower in the first nine months of 2015, compared with the same period last year, primarily due to lower lumber prices and shipments. Decreased shipments were mainly due to mill downtime for large capital project installations at each of our four lumber mills.

Cost of goods sold fluctuated based on the following factors:

•
Fiber costs increased $4.6 million primarily due to higher log costs in Michigan as a result of strong demand by pulp and paper manufacturers in that region, partially offset by lower production volumes.

•
Manufacturing costs increased primarily due to higher payroll and maintenance expense, largely the result of overtime and temporary labor associated with projects at the mills, as well as higher pension costs related to the adoption of updated mortality tables and a reduction in the discount rate at the end of 2014.

•	Inventory will fluctuate based on a combination of volume, fiber costs and manufacturing costs.

Real Estate Segment

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Revenues	$21,684	$36,352	$(14,668)	(40)%
Cost of goods sold:
Basis of real estate sold	3,631	7,928	(4,297)	(54)%
Other	1,917	1,517	400	26%
	5,548	9,445	(3,897)	(41)%
Selling, general and administrative expenses	1,782	1,612	170	11%
Operating income	$14,354	$25,295	$(10,941)	(43)%

	2015		2014
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	2,507	$4,386	3,368	$2,080
Rural real estate	6,998	$1,358	25,745	$1,103
Non-strategic timberland	1,323	$861	1,268	$773
Total	10,828		30,381
Real Estate revenues decreased $14.7 million and operating income decreased $10.9 million in the first nine months of 2015, compared with the same period last year, primarily due to fewer acres sold in 2015. In the first nine months of 2015, we sold a total of 10,828 acres, including two HBU commercial real estate sites , which increased our average price per acre. In the first nine months of 2014, we sold 30,381 acres, including a first quarter 11,000 acre sale of rural real estate in Idaho and a second quarter 9,400 acre sale of rural real estate in Minnesota.

Liquidity and Capital Resources
Overview
At September 30, 2015, our financial highlights included:

•	Cash and short-term investments of $1.3 million;

•	Credit agreement borrowing capacity of $248.6 million; and

•	Long-term debt of $630.2 million.
Net Cash from Operations
Net cash provided from operating activities was:

•	$55.1 million in 2015 and

•	$107.7 million in 2014.
Net cash from operations decreased $53 million for the nine months ended September 30, 2015, compared with the same period last year, primarily due to the following:

•	Lower customer receipts of $36 million resulting from lower revenues in Wood Products and Real Estate, partially offset by higher revenues in Resource;

•	Higher Resource costs for logging, hauling and other costs of $8 million;

•	Higher Wood Products manufacturing costs of $6 million; and

•	An increase in inventories of $9 million, primarily related to logs.

Net Cash Flows from Investing Activities
Net cash used in investing activities was $9.7 million and $57.3 million for the nine months ended September 30, 2015 and 2014, respectively. Short-term investments decreased $26.3 million in 2015, compared with an increase of $12.8 million in 2014 due to less cash provided by operations. Cash used in 2015 for property, plant and equipment, timberland reforestation and roads, and the acquisition of timber and timberlands increased $16.6 million in 2015 over 2014, due to the completion of large capital project installations at each of our four lumber mills and the purchase of timber and timberlands in Arkansas. In 2014, we transferred $25.5 million in cash to our COLI in order to generate a higher return.
Net Cash Flows from Financing Activities
Net cash used in financing activities was $48.7 million and $47.7 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in financing activities is primarily attributable to paying our quarterly distribution to shareholders.
Credit and Term Loan Agreement
As of September 30, 2015, approximately $1.4 million was utilized by outstanding letters of credit, resulting in $248.6 million available for additional borrowings under our credit agreement.
In January 2015, a financial covenant in the credit agreement was amended to increase the maximum allowable acres that may be sold during the term of the agreement due to the acquisition of additional timberlands in Alabama and Mississippi in December 2014. The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of September 30, 2015:

	Credit Facility Covenant Requirements	Term Loan Covenant Requirements	Actuals at September 30, 2015
Minimum Interest Coverage Ratio	3.00 to 1.00	3.00 to 1.00	3.86 to 1.00
Maximum Leverage Ratio	40%	40%	25%
Maximum Allowable Acres that may be Sold	480,000	475,407	17,651
Senior Notes
The terms of our senior notes limit our ability and the ability of any subsidiary guarantors to enter into restricted transactions, which include the ability to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens. However, such restricted transactions are permitted if the balance of our cumulative Funds Available for Distribution (FAD), and a FAD basket amount, provide sufficient funds to cover such restricted payments. At September 30, 2015, our cumulative FAD was $81.6 million and the FAD basket was $90.1 million.
Contractual Obligations
There have been no material changes to our contractual obligations in the nine months ended September 30, 2015 outside the ordinary course of business.
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
Quantitative Information about Market Risks
The following table summarizes our outstanding long-term debt, weighted-average interest rates, and interest rate swaps as of September 30, 2015:

	EXPECTED MATURITY DATE
(Dollars in thousands)	2015	2016	2017	2018	2019	THEREAFTER	TOTAL
Variable rate debt:
Principal due	$—	$—	$—	$—	$40,000	$80,000	$120,000
Weighted-average interest rate					1.93%	2.18%	2.10%
Fair value at 9/30/15							$120,000
Fixed rate debt:
Principal due	$22,500	$5,000	$11,000	$14,250	$150,000	$307,335	$510,085
Weighted-average interest rate	6.95%	8.80%	5.64%	8.88%	7.50%	5.06%	6.02%
Fair value at 9/30/15							$533,029
Interest rate swaps[1]:
Fixed to variable	$83	$29	$150	$577	$683	$—	$1,522
Fair value at 9/30/15							$1,522

[1] Interest rate swaps are included in long-term debt and the offsetting derivative assets are included in other assets and other noncurrent assets on the Condensed Consolidated Balance Sheets. See Note 7: Financial Instruments for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO)and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2015. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of September 30, 2015.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control Over Financial Reporting
In the nine months ended September 30, 2015, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1. LEGAL PROCEEDINGS
Other than the environmental proceeding described in Note 9: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference, we believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

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

POTLATCH CORPORATION
(Registrant)

		By	/s/ Stephanie A. Brady
Stephanie A. Brady
Controller
(Duly Authorized; Principal Accounting Officer)

Date:	October 27, 2015

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2015, filed on October 27, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the quarters and nine months ended September 30, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

 * Incorporated by reference