Form 10-K
period 2015-12-31
POTLATCH CORP
filed 2016-02-12
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer (Do not check if a smaller reporting company) ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2015, was approximately $1,436.7 million, based on the closing price of $35.32.
As of January 31, 2016, 40,680,713 shares of the registrant's common stock, par value $1 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2015 annual meeting of stockholders expected to be filed with the Commission on or about April 1, 2016 are incorporated by reference in Part III hereof.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding:

•	timber inventory;

•	increasing lumber demand and pricing in North America in 2016;

•	increased North American housing starts and repair and remodel activity;

•	increased lumber production in 2016;

•	the expected positive effect on timber prices of increased lumber demand and higher lumber prices;

•	expected sawlog prices in 2016;

•	expected timber harvest level of between 4.0 million and 4.8 million tons each year over the next several years;

•	expected 2016 overall timber harvest of 4.4 million tons;

•	expected sale of 38% of Northern region timber volume under log supply agreements in 2016;

•	expected sales of 75,000 acres of higher and better use (HBU) property,130,000 acres of rural real estate property and 80,000 acres of non-strategic timberland over the next decade or more;

•	funding of our dividends in 2016;

•	compliance with REIT tax rules;

•	Forest Steward Council® (FSC®) and Sustainable Forest Initiative® (SFI®) certification of our timberlands;

•	expectations regarding premium prices for FSC®-certified logs and FSC®-certified lumber;

•	realization of deferred tax assets;

•	expected capital expenditures in 2016;

•	expectations regarding funding of our pension plans in 2016;

•	expectations regarding supplemental pension plan payments in 2016;

•	estimated future benefit payments;

•	estimated future payments under operating leases;

•	estimated long-term rate of return on pension assets;

•	estimated future debt payments; and

•	expected liquidity in 2016 to fund our operations, regular stockholder dividends, capital expenditures and debt service obligations and related matters.
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
Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	changes in timber growth rates;

•	changes in silviculture;

•	timber cruising variables;

•	changes in state forest acts or best management practices;

•	changes in timber harvest levels on our lands;

•	changes in timber prices;

•	changes in timberland values;

•	changes in policy regarding governmental timber sales;

•	changes in the United States and international economies;

•	changes in interest rates and discount rates;

•	changes in exchange rates;

•	changes in requirements for FSC® or SFI® certification;

•	changes in the level of residential and commercial construction and remodeling activity;

•	changes in tariffs, quotas and trade agreements involving wood products;

2015 FORM 10-K / 1

•	changes in demand for our products;

•	changes in production and production capacity in the forest products industry;

•	competitive pricing pressures for our products;

•	unanticipated manufacturing disruptions;

•	changes in general and industry-specific environmental laws and regulations;

•	unforeseen environmental liabilities or expenditures;

•	weather conditions;

•	changes in raw material and other costs;

•	collectability of amounts owed by customers;

•	changes in federal and state tax laws;

•	the ability to satisfy complex rules in order to remain qualified as a REIT; and

•	changes in tax laws that could reduce the benefits associated with REIT status.
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

2 / POTLATCH CORPORATION

Part I

ITEM 1. BUSINESS
General
Potlatch Corporation is a real estate investment trust (REIT) that owns approximately 1.6 million acres of timberlands in Alabama, Arkansas, Idaho, Minnesota and Mississippi. We derive much of our income from investments in real estate, including the sale of standing timber. Through wholly owned taxable REIT subsidiaries, which we refer to collectively in this report as Potlatch TRS, we operate a real estate sales business and five wood products manufacturing facilities that produce lumber and plywood.
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

•	Wood Products: Our Wood Products segment manufactures and markets lumber, plywood and residual products.

•
Real Estate: The business of our Real Estate segment consists primarily of the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives. The Real Estate segment engages in real estate sales and limited subdivision activity through Potlatch TRS.

Additional information regarding each of our operating segments is included in this section, as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15: Segment Information in the Notes to Consolidated Financial Statements.
We are focused on the ownership of timberland, which we view as a unique and attractive asset due to the renewable nature of timber resources and timber’s long-term history of price appreciation in excess of inflation. Our primary objectives include using our timberland investments to generate income and maximizing the long-term value of our assets. We pursue these objectives by adhering to the following strategies:

•
Managing our timberlands to improve their long-term sustainable yield. We manage our timberlands in a manner designed to optimize the balance among timber growth, prudent environmental management and current cash flow, in order to achieve increasing levels of sustainable yield over the long-term. We may choose to harvest timber at levels above or below our current estimate of sustainability for short periods of time, for the purpose of improving the long-term productivity of certain timber stands or in response to market conditions. In addition, we focus on optimizing timber returns by continually improving productivity and yields through advanced silvicultural practices that take into account soil, climate and biological considerations.

•
Pursuing attractive acquisitions. We actively pursue timberland acquisitions that meet our financial and strategic criteria. The critical elements of our acquisition strategy generally include acquiring properties that complement our existing land base, are immediately cash flow accretive and have attractive timber or higher and better use (HBU) values.

•
Maximizing the value of our timberland real estate. A portion of our acreage is more valuable for recreational purposes or to other timberland or real estate investors rather than for growing timber. We continually assess the potential uses of our lands and manage them proactively for the highest value. We have identified approximately 20% of our timberlands as having values that are potentially greater than timberland values.

•
Practicing sound environmental stewardship. We pursue a program of environmental stewardship and active involvement in federal, state and local policymaking to maximize our assets’ long-term value. We manage our timberlands in a manner consistent with the principles set forth by SFI® or FSC®.

2015 FORM 10-K / 3

Potlatch Corporation, formerly known as Potlatch Holdings, Inc., was incorporated in Delaware in September 2005 to facilitate a restructuring to qualify for treatment as a REIT for federal income tax purposes. It is the successor to the business of the original Potlatch Corporation, which was incorporated in Maine in 1903.
Effective January 1, 2006, we restructured our operations to qualify for treatment as a REIT. As a REIT, we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our stockholders, including the income derived from the sale of standing timber. As of January 1, 2016, we are no longer subject to corporate taxes on certain built-in gains (the excess of fair market value over tax basis on real property held since January 1, 2006) on sales of real property held by the REIT. We are required to pay federal corporate income taxes on income from our non-real estate investments, principally the operations of Potlatch TRS.
Available Information
We make our periodic and current reports that we file with, or furnish to, the Securities and Exchange Commission (SEC) available on or through our website, www.potlatchcorp.com (under “Investor Resources – Financial Information”), at no charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Information on our website is not part of this report. In addition, the reports and materials that we file with the SEC are available at the SEC’s website (www.sec.gov) and at the SEC’s Public Reference Room at 100 F Street, N.E., Washington DC 20549. Interested parties may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Business Segments
Resource Segment
Industry Background. The demand for timber depends primarily upon the markets for wood related products, including lumber, panel products, paper and other pulp-based products. The end uses for timber vary widely, depending on species, size and quality. Historically, timber demand has experienced cyclical fluctuations, although sometimes at different times and rates for products or geographic regions. The demand for sawlogs, lumber and other manufactured wood products is significantly dependent upon the level of new residential construction and remodeling activity, which, in turn, is affected by general economic and demographic factors, including population growth, new household formations, interest rates for home mortgages and construction loans, and credit availability. Increases in residential construction and remodeling activities are generally followed by higher lumber prices, which are usually followed by higher log prices. The demand for pulpwood is dependent on the paper and pulp-based manufacturing industries. Both pulpwood and sawlogs are affected by domestic and international economic conditions, global population growth and other demographic factors, industry capacity and the value of the U.S. dollar in relation to foreign currencies. Locally, timber demand also fluctuates due to the expansion or closure of individual wood products and pulp-based manufacturing facilities.
Timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies, as well as occasionally high timber salvage efforts due to storm damage, unusual pest infestations such as the mountain pine beetle, or fires. Local timber supplies also change in response to prevailing timber prices. Rising timber prices often lead to increased harvesting on private timberlands, including lands not previously made available for commercial timber operations. The supply of timber generally is adequate to meet demand, although this could tighten in the event of higher demand due to U.S. housing starts, increased log and lumber exports, and the impacts from a natural disaster, such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding or other factors.
Timberland Acquisition. On December 7, 2014, we acquired approximately 201,000 acres of timberland in Alabama and Mississippi for $384 million. The acquisition complemented our existing ownership in our Southern Region. The acquired timber consisted of approximately 73% softwood and 27% hardwoods. We bought the timberland subject to three supply agreements. In addition, we assumed recreational leases that cover approximately 90% of the timberlands acquired. They are generally annual leases that are subject to renewal and generate approximately $1.5 million in annual revenues.

4 / POTLATCH CORPORATION

Ownership. The Resource segment manages approximately 1.6 million acres of timberlands including approximately 20,000 acres under long-term leases. We are the largest private landowner in Idaho. The following table provides additional information about our timberlands.

(Acres in thousands)
REGION	STATE	DESCRIPTION	ACRES
Northern region	Idaho	Variety of commercially viable softwood species, such as grand fir, Douglas fir, inland red cedar and other associated softwoods	790
	Minnesota	Primarily aspen, pine and other mixed hardwoods	169
		Total Northern region	959
Southern region	Alabama	Primarily southern yellow pine and other hardwoods	98
	Arkansas	Primarily southern yellow pine and other hardwoods	415
	Mississippi	Primarily southern yellow pine and other hardwoods	100
		Total Southern region	613
		Total	1,572
Operation. The primary business of the Resource segment is the management of our timberlands to optimize the value of all possible revenue producing opportunities while adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The segment also generates revenue from non-timber resources such as from hunting leases, recreation permits and leases, mineral rights leases, biomass production and carbon sequestration.
We strive to maximize cash flow while managing our timberlands sustainably over the long-term. From time to time, we may choose, within the parameters of our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for short periods in order to take advantage of strong demand or to adjust to weak demand. To maximize our timberlands' long-term value, we manage them intensively, based upon timber species and local growing conditions. Our harvest plans take into account changing market conditions, are designed to contribute to the growth of the remaining timber, and reflect our policy of environmental stewardship. We reforest our acreage in a timely fashion to enhance its long-term value. We employ silvicultural techniques to improve timber growth rates, including vegetation control, fertilization and thinning. In deciding whether to implement any silvicultural practice, we analyze the associated costs and long-term benefits, with the goal of achieving an attractive return over time.
Inventory. As of the end of 2015, our estimated standing merchantable timber inventory was 66 million tons, including 36 million tons in the North and 30 million tons in the South. This estimate is derived using methods consistent with industry practice and is based on statistical methods and field sampling. The estimated inventory volume includes timber in environmentally sensitive areas where the timberlands are managed in a manner consistent with best management practices, state forest practice acts and the SFI® or FSC® forest management standards.
The aggregate estimated volume of current standing merchantable timber inventory is updated annually to reflect increases due to reclassification of young growth to merchantable timber when the young growth meets defined diameter specifications, the annual growth rates of merchantable timber and the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests and land sales. Timber volumes are estimated from cruises of the timber tracts, which are generally completed on a five to ten year cycle. Since the individual cruises collect field data at different times for specific sites, the growth model projects standing inventory from the cruise date to a common reporting date. Annual growth rates for the merchantable inventory have historically been in the range of 2% to 5% in the North and 6% to 9% in the South.
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

2015 FORM 10-K / 5

Detailed harvest information by region and product is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table presents a summary of our total 2015 timber harvest by region.

	TIMBER HARVESTED
(Tons in thousands)	SAWLOGS	PULPWOOD	STUMPAGE	TOTAL
Northern region	1,993	195	24	2,212
Southern region	736	1,128	321	2,185
Total	2,729	1,323	345	4,397
We expect our harvest level to range between 4.0 million and 4.8 million tons each year over the next several years, depending on market conditions and other factors, assuming no significant timberland acquisitions or dispositions. Based on our current projections, which are based on constant timberland holdings, and that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland sales and acquisitions, we expect to harvest approximately 4.4 million tons in 2016.
The Resource segment sells a portion of its logs at market prices to our wood products manufacturing facilities. Intersegment sales to our wood products manufacturing facilities in 2015 were approximately 20% of our total Resource segment revenues. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. The segment’s customers range in size from small operators to multinational corporations. Idaho Forest Group, LLC operates five sawmills in Idaho and represented slightly more than 10% of our consolidated revenues in 2015, 2014 and 2013. The segment competes with owners of timberlands that operate in areas near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States. The segment competes principally on the basis of distance to market, price, log quality and customer service.
In 2015, approximately 38% of our harvest volumes in both the Northern and Southern regions were sold under log supply agreements. We expect approximately the same amount to be sold under log supply agreements in 2016. In general, our log supply contracts require a specified volume of timber to be delivered to defined customer facilities at prices that are adjusted periodically to reflect market conditions. Prices in our Northern region contracts are adjusted periodically by species to prevailing market prices for logs, lumber, wood chips and other residuals. Prices in our Southern region contracts are adjusted every three months for pine and hardwood logs based on prevailing market prices for logs. Currently our log supply agreements are in place for one to six years.
Other. Our timberlands include a wide diversity of softwood and hardwood species and are certified to either the SFI® or FSC® standards. We adhere to principles that include commitments to sustainable forestry, responsible practices, forest health and productivity, and protection of special sites. We are generally able to sell some FSC®-certified logs at premium prices.
Our operations are subject to numerous federal, state and local laws and regulations, including those relating to the environment, endangered species, our forestry activities and health and safety. Due to the significance of regulation to our business, we integrate wildlife, habitat and watershed management into our resource management practices. We also take an active approach to regulatory developments by participating in standard-setting where possible. We work cooperatively with regulators to create voluntary conservation plans that address environmental concerns while preserving our ability to operate our timberlands efficiently. Despite our active participation in governmental policymaking and regulatory standard-setting, there can be no assurance that endangered species, environmental and other laws will not restrict our operations or impose significant costs, damages, penalties and liabilities on us. In particular, we anticipate that endangered species and environmental laws will generally become increasingly stringent.
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
Wood Products Segment
Our Wood Products segment manufactures and markets lumber, plywood and residual products at five mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold through our sales offices to end users, retailers or wholesalers for nationwide distribution primarily for use in home building, industrial products and other construction activity.

6 / POTLATCH CORPORATION

A description of our wood products manufacturing facilities, which are all owned by us, together with their respective 2015 capacities and actual production, are as follows:

	ANNUAL CAPACITY[1,2]	PRODUCTION[2]
Sawmills:
Warren, Arkansas	175 mmbf	175 mmbf
St. Maries, Idaho	165 mmbf	170 mmbf
Gwinn, Michigan	175 mmbf	166 mmbf
Bemidji, Minnesota	135 mmbf	123 mmbf
Plywood Mill:
St. Maries, Idaho	150 mmsf	161 mmsf

[1]
Capacity represents the proven annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Normal operating conditions are based on the configuration, efficiency and the number of shifts worked at each individual facility. In general, the definition includes two shifts per day for five days (two 40-hour shifts) per week at each facility, which is consistent with industry-wide recognized measures. Production can exceed capacity due to efficiency gains and overtime.

[2]	mmbf stands for million board feet; mmsf stands for million square feet, 3/8 inch panel thickness basis.
We are the eighth largest lumber manufacturer in the U.S. We believe that competitiveness in this industry is largely based on individual mill efficiency and on the availability of competitively priced raw materials on a facility-by-facility basis, rather than the number of mills operated. This is due to the fact that it is generally not economical to transfer logs between or among facilities, which might permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. For these reasons, we believe we are able to compete effectively with companies that have a larger number of mills. We compete based on product quality, customer service and price. We can produce and sell FSC®-certified products that generally command premium pricing.
For our Wood Products operations, the principal raw material used is logs, which are obtained from our Resource segment or purchased on the open market. We generally do not maintain long-term supply contracts for a significant volume of logs. During 2015, 2014 and 2013, 33%, 38% and 39% of our log purchases, respectively, were provided by our Resource segment.
Real Estate Segment
The activities of our Real Estate segment consist primarily of the sale of selected non-core timberland real estate, which consists of three categories of property: HBU, rural recreational real estate and non-strategic.

•
HBU properties have characteristics that provide primarily home site or other development potential as a result of superior location or other attractive amenities. These properties tend to have a much higher value than timberlands.

•
Rural recreational real estate properties also have a higher value than timberlands, but do not have the same developmental potential as HBU properties. For example, these properties may be appropriate for hunting, conservation or secondary rural housing.

•	Non-strategic properties often have locational or operational disadvantages for us, and are typically on the fringe of our ownership areas.
The Real Estate segment engages in real estate sales and limited subdivision activities through Potlatch TRS.
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

2015 FORM 10-K / 7

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
We have identified approximately 285,000 acres of non-core timberland real estate. This includes approximately 75,000 acres of HBU property, 80,000 acres of non-strategic timberland and 130,000 acres of rural recreational real estate property. Sales of these lands are expected to occur over a decade or more, with the goal of utilizing LKE transactions or other tax-advantaged methods when it is appropriate.
Seasonality
Log and pulpwood sales volumes in our Resource segment are typically lower in the first half of each year as winter rains in the Southern region and spring thaw in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions that restrict access to logging sites. The third quarter is typically our Resource segment's strongest production quarter. Real Estate dispositions and acquisitions can be adversely affected when access to any properties to be sold or considered for acquisition is limited due to adverse weather conditions. Demand for our manufactured wood products typically decreases in the winter months when construction activity is slower and increases in the spring, summer and fall when construction activity is generally higher.
Geographic Areas
All of our timberlands, wood products manufacturing facilities and other real estate assets are located within the continental United States. In 2015, 2014 and 2013, approximately 1%, 1%, and 2% of the respective year's Wood Products' segment revenues were derived from sales of manufactured wood products to Canada and Mexico. The remainder of our revenues were from domestic sales.
Environmental Regulation
Our operations are subject to laws and regulations, including those relating to the environment, endangered species, our forestry activities and health and safety. Due to the significance of regulation to our business, we integrate wildlife, habitat and watershed management into our resource management practices. We also take an active approach to regulatory developments by participating in standard-setting where possible. We work cooperatively with regulators to create voluntary conservation plans that address environmental concerns while preserving our ability to operate our timberlands efficiently.
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
At this time, we believe that federal and state laws and regulations related to the protection of endangered species and air and water quality will not have a material adverse effect on our financial position, results of operations or liquidity. We anticipate, however, that increasingly strict laws and regulations relating to the environment, natural resources and forestry operations, as well as increased social concern over environmental issues, may result in additional restrictions on us, leading to increased costs, additional capital expenditures and reduced operating flexibility.

8 / POTLATCH CORPORATION

There is extensive federal and state environmental regulation with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations, and threatened and endangered species. We are also subject to the requirements of the Federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of our employees. We maintain environmental and safety compliance programs and conduct regular internal and independent third-party audits of our facilities and timberlands to monitor compliance with these laws and regulations. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs.
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
Employees
As of December 31, 2015, we had 927 employees. The workforce consisted of 231 salaried, 661 hourly and 35 temporary or part-time employees. As of December 31, 2015, 18% of the workforce was covered under one collective bargaining agreement, which expires in May 2016.
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
Business and Operating Risks
Our cash dividends are not guaranteed and may fluctuate, which could adversely affect our stock price.
Under the REIT rules, to remain qualified as a REIT, a REIT must distribute, within a certain period after the end of each year, 90% of its ordinary taxable income for such year. Our REIT income, however, consists primarily of net capital gains resulting from payments received under timber cutting contracts with Potlatch TRS and third parties, rather than ordinary taxable income. Therefore, unlike most REITs, we are not required to distribute material amounts of cash to remain qualified as a REIT. If, after giving effect to our dividends, we have not distributed an amount equal to 100% of our REIT taxable income, then we would be required to pay tax on the undistributed portion of such taxable income at regular corporate tax rates and our stockholders would be required to include their proportionate share of any undistributed capital gain in income and would receive a credit or refund for their share of the tax paid by us.
Our Board of Directors, in its sole discretion, determines the actual amount of dividends to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use, and future acquisitions and dispositions. For a description of debt covenants that could limit our ability to make dividends to stockholders in the future, see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Consequently, the level of future dividends to our stockholders may fluctuate, and any reduction in the dividend rate may adversely affect our stock price.
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

2015 FORM 10-K / 9

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
All of our timberlands are located in Alabama, Arkansas, Idaho, Minnesota, and Mississippi. As a result, we may be susceptible to adverse economic and other developments in these regions, including industry slowdowns, business layoffs or downsizing, relocations of businesses, changes in demographics, increases in real estate and other taxes and increased regulation, any of which could have a material adverse effect on us.
In addition, the geographic concentration of our property makes us more susceptible to adverse impacts from a single natural disaster such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding and other factors that could negatively impact our timber production.
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
Timber prices are affected by changes in demand on a local, national or international level. The closure of a mill in the regions where we own timber can have a material adverse effect on demand and therefore pricing. As the demand for paper nationwide continues to decline, closures of pulp mills have adversely affected the demand for pulpwood and wood chips in certain of the regions in which we operate. Also, demand in other parts of the world may affect timber prices in the markets in which we compete. For example, during the past year, demand from Asia has declined from previous years, and although we do not sell into the Asian markets, Asian demand has affected supply and demand in the markets in which we participate. The recent decrease in Asian demand has had a negative impact on lumber and timber prices in the markets in which we compete.
Timber prices are also affected by changes in timber availability at the local, national and international level. Our timberland ownership is currently concentrated in Alabama, Arkansas, Idaho, Minnesota and Mississippi. In Alabama, Arkansas, Minnesota and Mississippi, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in lower harvest levels, causing short-term decreases in supply that have tended to moderate price decreases. In the South, harvest deferrals during recent years have led to an oversupply of timber in the region, which has reduced prices. In Idaho, where a greater proportion of timberland is government owned, any substantial increase in timber harvesting from government-owned land could significantly reduce timber prices, which would harm our results of operations. For more than 20 years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the U.S. forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government-owned land could have a material adverse effect on our results of operations and cash flows.
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

10 / POTLATCH CORPORATION

The wood products industry is highly competitive.
The markets for our wood products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Our wood products are subject to competition from wood products manufacturers in the United States and Canada. Recently, a strong U.S. dollar relative to the Canadian dollar has led to rising imports of Canadian lumber to the United States, depressing U.S. lumber prices. After years of trade disputes over Canadian softwood lumber imports, the United States and Canada signed a Softwood Lumber Agreement in 2006, which expired in October 2015. The agreement established a system of tiered taxes and volume restrictions relating to Canadian lumber imports to the United States. There is no assurance that this agreement will be renewed or renegotiated in the future. With the expiration of the agreement, the United States is subject to a one-year standstill on trade litigation and we currently have little recourse to address the import of Canadian lumber into the United States that may compete unfairly with our products. Even if the Softwood Lumber Agreement is renegotiated, there can be no assurance that it will at all times, or at any time, effectively create a fair trade environment.
In addition, our wood products manufacturing facilities are relatively capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our wood products competitors may currently be lower-cost producers than we are, or in the case of Canadian competitors, are currently benefiting from a weak Canadian dollar relative to the U.S. dollar, and accordingly these competitors may be less adversely affected than we are by price decreases. Wood products also are subject to significant competition from a variety of substitute products, including non-wood and engineered wood products. To the extent there is a significant increase in competitive pressure from substitute products or other domestic or foreign suppliers, our business could be adversely affected.
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

2015 FORM 10-K / 11

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
We have pursued, and may continue to pursue, acquisitions of strategic timberland properties and other forest products assets. We compete with buyers that have substantially greater financial resources than we have for acquisition opportunities. We intend to finance acquisitions through cash from operations, borrowings under our credit facility, proceeds from equity or debt offerings, proceeds from asset dispositions, or any combination thereof. In addition, it is uncertain whether any acquisitions we make will perform in accordance with our expectations. The failure to identify and complete acquisitions of suitable properties, our inability to finance future acquisitions on favorable terms or our inability to complete like-kind exchanges, could adversely affect our operating results and cash flows.
Our businesses are subject to extensive environmental laws and regulations.
Our operations are subject to a variety of federal, state and local laws and regulations regarding protection of the environment, including those relating to the protection of timberlands, endangered species, timber harvesting practices, recreation and aesthetics, protection and restoration of natural resources, air and water quality and remedial standards for contaminated soil, sediments and groundwater. Failure to comply with these requirements can result in significant fines or penalties, as well as liabilities for remediation of contaminated sites, natural resource damages or alleged personal injury or property damage claims.
Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change and new laws and regulations that may affect our business are frequently enacted. These changes may adversely affect our ability to harvest and sell timber and operate our manufacturing facilities and may adversely affect the ability of others to develop property we intend to sell for higher and better use purposes. Over time, the complexity and stringency of these laws and regulations have increased markedly and the enforcement of these laws and regulations has intensified. We believe that these laws and regulations will continue to become more

12 / POTLATCH CORPORATION

restrictive and over time could adversely affect our operating results. Regulatory restrictions on future harvesting activities may be significant. Federal, state and local laws and regulations, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. For example, the Clean Water Act and comparable state laws, regulations and best management practices programs protect water quality. As a result, our resource management activities adjacent to rivers and streams, as well as the point source discharges from our manufacturing facilities, are subject to strict regulation and there can be no assurance that our forest management and manufacturing activities will not be subject to increased regulation under the Clean Water Act in the future.
Similarly, the threatened and endangered species restrictions apply to activities that would adversely impact a protected species or significantly degrade its habitat. A number of species on our timberlands have been, and in the future may be, protected under these laws. If current or future regulations or their enforcement become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.
We anticipate that increasingly strict laws and regulations relating to the environment, natural resources and forestry operations, as well as increased social concern over environmental issues, may result in additional restrictions on us leading to increased costs, additional capital expenditures and reduced operating flexibility.
Our manufacturing operations are subject to stringent environmental laws, regulations and permits covering air emissions, wastewater discharge, water usage and waste handling and disposal that govern how we operate our facilities. These laws, regulations and permits, now and in the future, may restrict our current production and limit our ability to increase production, and impose significant costs on our operations with respect to environmental compliance. Overall, it is expected that environmental compliance costs will likely increase over time as environmental requirements become more stringent and as the expectations of the communities in which we operate become more demanding.
Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) impose strict, and under certain circumstances joint and several, liability on responsible parties, including current and former owners and operators of contaminated sites, for costs of investigation and remediation of contamination. They also impose liability for related damages to natural resources. We have in the past been identified by the Environmental Protection Agency (EPA) as a potentially responsible party under CERCLA at various locations, and we are currently identified as a potentially responsible party in connection with one of our properties. Additional information regarding this matter is included in Note 14: Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this report, and that information is incorporated herein by reference. It is possible that other facilities we own or operate, or formerly owned or operated, or timberlands we now own or acquire, could also become subject to liabilities under these laws. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect our financial results. Although we believe we have appropriate reserves recorded for the investigation and remediation of known matters, there can be no assurance that actual expenditures will not exceed our expectations and that reserves will not be increased or that other unknown liabilities will not be discovered in the future.
Environmental groups and interested individuals may intervene in the regulatory processes in the locations where we own timberlands and operate our wood products mills. Delays or restrictions on our operations due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested parties may file or threaten to file lawsuits that seek to prevent us from obtaining permits, harvesting timber under contract with federal or state agencies, implementing capital improvements or pursuing operating plans or require us to obtain permits before pursuing operating plans. Any lawsuit, or even a threatened lawsuit, could delay harvesting on our timberlands or impact our ability to operate or invest in our wood products mills.
Our defined benefit pension plans are currently underfunded.
As a result of the steep downturn in the stock market in 2008 and the resulting effects on long-term interest rates and discount rates, our defined benefit pension plans have been underfunded since December 31, 2008, as the projected benefit obligation exceeds the aggregate fair value of plan assets. As a result of the underfunding, we may be required to make contributions to our qualified pension plans. Based on estimated year-end asset values and projections of plan liabilities, we expect we will not be required to make a contribution to our qualified pension plans in 2016. Our non-qualified pension plan and post retirement employee benefit plans are unfunded and benefit payments are paid from our general assets. During 2016, we estimate that we will make supplemental pension plan payments of $1.8 million and postretirement employee benefits payments of $4.2 million.

2015 FORM 10-K / 13

The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the expected rate of return on plan assets and the discount rate applied to pension plan obligations. Pension plan assets primarily consist of equity and fixed income investments; therefore, fluctuations in actual equity market returns and changes in long-term interest rates may result in increased pension costs in future periods. Changes in assumptions regarding discount rates and expected rates of return on plan assets could also increase future pension costs. Changes in any of these factors may significantly impact future contribution requirements.
We depend on external sources of capital for future growth.
Our ability to finance growth is dependent to a significant degree on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including a decline in general market conditions, decreased market liquidity, a downgrade to our public debt rating, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividends. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us, and the failure to obtain necessary capital could materially adversely affect our future growth.
A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.
As of December 31, 2015, approximately 18% of our workforce was covered by one collective bargaining agreement, which expires in May 2016. While we believe our relations with our employees are satisfactory, we cannot be certain that we will be able to negotiate a new collective bargaining agreement on favorable terms. If we are unable to negotiate an acceptable new agreement with the union upon expiration of the existing contract, we could experience a strike or work stoppage. Even if we are successful in negotiating a new agreement, the new agreement could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.
Risks Related to Our Indebtedness
Our indebtedness could materially adversely affect our ability to generate sufficient cash to make dividends to stockholders and fulfill our debt obligations, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.
Our debt requires interest and principal payments. As of December 31, 2015, we had long-term debt of $607.6 million, including $5.0 million due in February 2016. We also had $30.0 million outstanding under our revolving line of credit. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our indebtedness could intensify.
Our indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness or to make dividends to our stockholders. Our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for stockholders. For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for dividends to stockholders, working capital, capital expenditures, acquisitions and other purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared with our competitors that have relatively less indebtedness;

14 / POTLATCH CORPORATION

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and

•
limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for dividends to stockholders, working capital, capital expenditures, acquisitions and other corporate purposes.

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.
Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing the company on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading could limit our access to the credit markets, increase our cost of financing, and have an adverse effect on the market price of our securities. For additional detail on our credit ratings, see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
REIT and Tax-Related Risks
If we fail to remain qualified as a REIT, income from our timberlands will be subject to taxation at regular corporate rates and we will have reduced funds available for dividends to our stockholders.
Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations, including satisfaction of certain asset, income, organizational, dividends, stockholder ownership and other requirements, on a continuing basis. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we will remain qualified as a REIT.
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
If in any taxable year we fail to remain qualified as a REIT:

•	we would not be allowed a deduction for dividends to stockholders in computing our taxable income; and

•	we would be subject to federal income tax on our taxable income at regular corporate rates, including any applicable alternative minimum tax.
Any such corporate tax liability could be substantial and would reduce the amount of cash available for dividends to our stockholders, which in turn could have an adverse impact on the value of our common stock. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we are entitled to relief under certain statutory provisions. As a result, net income and the funds available for dividends to our stockholders could be reduced for up to five years, which would have an adverse impact on the value of our common stock.
Certain of our business activities are potentially subject to a prohibited transactions tax on 100% of our net income derived from such activities, which would reduce our cash flow and impair our ability to make dividends.
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

2015 FORM 10-K / 15

could constitute “prohibited transactions” if such activities were engaged in directly by the REIT. In general, prohibited transactions are defined by the Internal Revenue Code to be sales or other dispositions of property held primarily for sale to customers in the ordinary course of a trade or business.
By conducting our business in this manner, we believe we will satisfy the REIT requirements of the Internal Revenue Code and thus avoid the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to Potlatch TRS. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur, which would adversely affect our cash flow and impair our ability to make quarterly dividends.
Our REIT structure may limit our ability to invest in our non-REIT qualifying operations.
Our use of Potlatch TRS enables us to continue to engage in non-REIT qualifying business activities consisting primarily of our manufacturing facilities, assets used for the harvesting of timber and the sale of logs and selected land parcels that we expect to be sold or developed for higher and better use purposes. However, under the Internal Revenue Code, no more than 25% of the value of the assets of a REIT may be represented by securities of our taxable REIT subsidiaries. This threshold decreases to 20% in 2018. This may limit our ability to make investments in our wood products manufacturing operations or in other non-REIT qualifying operations.
Our ability to fund dividends and service our indebtedness using cash generated through our taxable REIT subsidiary may be limited.
The rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from Potlatch TRS for the payment of stockholder dividends and to service our indebtedness. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund dividends to stockholders and service the REIT's indebtedness using cash from Potlatch TRS.
We may not be able to complete desired like-kind exchange transactions for property we sell.
We sometimes seek to match sales and acquisitions of properties, which allows us to use Internal Revenue Code section 1031 like-kind exchange tax-deferred treatment. The matching of sales and purchases provides us with significant tax benefits, primarily the deferral of any gain on the property sold until the ultimate disposition or harvest of the replacement property. While we may attempt to complete like-kind exchanges when it is appropriate, it is unlikely that we will be able to do so in all instances due to various factors, including the lack of availability of suitable replacement property on acceptable terms and the inability to complete a qualifying like-kind exchange transaction within the time frames required by the Internal Revenue Code. The inability to obtain like-kind exchange treatment could result in the payment of taxes with respect to TRS property, and a corresponding reduction in income and cash available for dividends to stockholders.
We may not be able to realize our deferred tax assets.
We may not have sufficient future taxable income to realize all our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which our temporary differences are deductible as governed by the tax code. The amount of our deferred tax assets could be reduced in the near term if future taxable income does not materialize or management is unable to implement one or more strategies that it has identified to generate taxable income. See Note 13: Income Taxes in the Notes to Consolidated Financial Statements contained in this report for additional information about our deferred tax assets.

16 / POTLATCH CORPORATION

Risks Related to Ownership of Our Common Stock
The price of our common stock may be volatile.
The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above under Business and Operating Risks and the following: actual or anticipated fluctuations in our operating results or our competitors’ operating results, announcements by us or our competitors of capacity changes, acquisitions or strategic investments, our growth rate and our competitors’ growth rates, the financial markets, interest rates and general economic conditions, changes in stock market analyst recommendations regarding us, our competitors or the forest products industry generally, or lack of analyst coverage of our common stock, failure to pay cash dividends or the amount of cash dividends paid, sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock, changes in accounting principles and changes in tax laws and regulations.
Certain provisions of our certificate of incorporation and bylaws and of Delaware law may make it difficult for stockholders to change the composition of our board of directors and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.
Certain provisions of our certificate of incorporation and bylaws and Delaware law may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interest of us and our stockholders. The provisions in our certificate of incorporation and bylaws include, among other things, the following:

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

2015 FORM 10-K / 17

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

18 / POTLATCH CORPORATION

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The Nasdaq Global Select Market (NASDAQ). The quarterly high and low sales price per share of our common stock and the quarterly cash dividend payments per share for 2015 and 2014, were as follows:

	2015			2014
QUARTER	HIGH	LOW	CASH DIVIDENDS	HIGH	LOW	CASH DIVIDENDS
1st	$43.55	$37.95	$0.375	$42.44	$37.52	$0.35
2nd	40.11	35.00	0.375	41.80	37.04	0.35
3rd	36.34	28.40	0.375	43.20	39.83	0.35
4th	34.24	28.00	0.375	44.20	39.89	0.375
There were approximately 1,105 stockholders of record at January 31, 2016.
Our Board of Directors, in its sole discretion, determines the actual amount of dividends to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use, and future acquisitions and dispositions. Consequently, the level of dividends to our stockholders may fluctuate and any reduction in the dividend rate may adversely affect our stock price.
Reference is made to the discussion in Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations of (i) the covenants in our credit facility and term loan and the indenture governing our senior notes with which we must comply in order to make cash dividends and (ii) the REIT tax rules, which under certain circumstances may restrict our ability to receive dividends from Potlatch TRS, our taxable REIT subsidiary.
There are currently no authorized repurchase programs in effect under which we may repurchase shares.
The following table provides certain information as of December 31, 2015, with respect to our equity compensation plans:

INFORMATION ABOUT SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLAN
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS[1]	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS[2]	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	422,208	$—	1,264,065
Equity compensation plans not approved by security holders	—	—	—
Total	422,208	$—	1,264,065

[1]
Includes 161,049 performance shares and 53,216 restricted stock units, or RSUs, which are the maximum number of shares that can be awarded under the performance share and RSU programs, not including future dividend equivalents. Also includes 207,943 deferred compensation stock equivalent units.

[2]	Performance shares and RSUs do not have exercise prices and are therefore not included in the weighted average exercise price calculation.

2015 FORM 10-K / 19

Company Stock Price Performance
The following graph and table show a five year comparison of cumulative total stockholder returns for the company, the NAREIT Equity Index, the Standard & Poor’s 500 Composite Index and a group of six companies that we refer to as our Peer Group for the period ended December 31, 2015. The total stockholder return assumes $100 invested at December 31, 2010, with quarterly reinvestment of all dividends.

	AT DECEMBER 31,
	2011	2012	2013	2014	2015
Potlatch Corporation	$101	$131	$144	$150	$113
NAREIT Equity Index	108	128	131	170	176
S&P 500 Composite	102	118	157	178	181
2015 Peer Group[1]	104	143	152	162	154

[1]
Our Peer Group companies are Deltic Timber Corp., Plum Creek Timber Co., Inc., Rayonier Inc., St. Joe Co., Universal Forest Products Inc. and Weyerhaeuser Co. Returns are weighted based on market capitalizations as of the beginning of each year.

The performance graph above is being furnished solely to accompany this Report pursuant to Item 201(e) of Regulation S-K and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation in such filing.

20 / POTLATCH CORPORATION

ITEM 6. SELECTED FINANCIAL DATA
POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

(Dollars in thousands – except per share amounts)	2015	2014	2013	2012	2011
Revenues	$575,336	$606,950	$570,289	$525,134	$497,421
Net income	31,714	89,910	70,581	42,594	40,266

Total assets[1,2]	$1,016,612	$1,031,746	$677,202	$714,787	$740,548
Working capital[2]	(9,967)	20,298	79,044	73,444	55,806
Long-term debt (including current portion)[1,2]	603,881	625,668	316,764	353,465	360,731
Total stockholders’ equity	203,736	225,066	204,148	138,643	142,138

Current ratio	0.9 to 1	1.3 to 1	2.6 to 1	2.2 to 1	1.7 to 1
Long-term debt to stockholders’ equity ratio	3.0 to 1	2.8 to 1	1.6 to 1	2.6 to 1	2.6 to 1

Capital expenditures:[3]
Property, plant and equipment, net	$18,987	$13,261	$10,280	$5,636	$5,338
Timberlands reforestation and roads, net	13,745	10,971	12,313	11,774	11,158
Total capital expenditures	$32,732	$24,232	$22,593	$17,410	$16,496

Net income per share:
Basic	$0.78	$2.21	$1.74	$1.06	$1.00
Diluted	0.77	2.20	1.73	1.05	1.00
Weighted-average shares outstanding (in thousands):
Basic	40,842	40,749	40,503	40,333	40,159
Diluted	40,988	40,894	40,709	40,553	40,383
Dividends per share	$1.50	$1.425	$1.28	$1.24	$1.84

1 In December 2014, we acquired approximately 201,000 acres of timberland in Alabama and Mississippi for a total purchase price of $384 million, which was funded with $310 million of new term loans and cash on hand.
2 Debt issuance costs in 2011 - 2014 were reclassified to conform with the 2015 presentation.
3 Excludes the acquisition of timber and timberlands.

2015 FORM 10-K / 21

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Influencing Our Results of Operations and Cash Flows
The operating results of our Resource, Wood Products and Real Estate business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber prices, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions and other factors. See Part I - Item 1. Business for additional information.
Overview
During 2015, the Resource and Wood Products segment results were affected by lower lumber prices resulting from excess supply in the lumber markets due to several factors. In early 2015, adverse weather in the eastern part of the United States slowed housing starts, while a mild winter in the western part of the United States allowed strong log and lumber production volumes. A decrease in lumber exported by Canada to China, coupled with a weak Canadian dollar relative to the U.S. dollar, resulted in higher Canadian lumber sales into the United States.
Following the December 2014 acquisition of timberlands in Alabama and Mississippi, harvest volumes increased in 2015, as well as associated logging, hauling, depletion and amortization costs.
During 2015, we completed large capital projects at each of our lumber mills, which will increase log utilization, recovery of higher grade lumber, and production. These capital projects resulted in lower production volumes due to down time taken during installation. We also encountered higher log costs in Michigan and Minnesota.
According to industry forecasts, the 2016 housing market is expected to continue improving at a moderate pace. This is expected to provide a modest increase in 2016 lumber prices. We anticipate harvest volumes will remain flat at 4.4 million tons with little variation among our regions. We also expect our lumber mill production will increase as a result of the capital projects we completed in 2015.
Results of Operations
Our business is organized into three reporting segments: Resource, Wood Products and Real Estate. Sales between segments are recorded as intersegment revenues based on prevailing market prices. For 2015, the Resource segment's sales to Wood Products was 20%. Our other segments generally do not generate intersegment revenues.
In the period-to-period discussions of our consolidated results of operations, our revenues are reported after elimination of intersegment revenues. In the business segment discussions, each segment’s revenues are presented before elimination of intersegment revenues.

22 / POTLATCH CORPORATION

CONSOLIDATED RESULTS COMPARING 2015 WITH 2014
The following table sets forth year-to-year changes in items included in our Consolidated Statements of Income for the years ended December 31:

(Dollars in thousands)	2015	2014	CHANGE
Revenues	$575,336	$606,950	$(31,614)	(5)%
Costs and expenses:
Cost of goods sold	470,037	429,789	40,248	9%
Selling, general and administrative expenses	46,392	44,655	1,737	4%
	516,429	474,444	41,985	9%
Operating income	58,907	132,506	(73,599)	(56)%
Interest expense, net	(32,761)	(22,909)	(9,852)	(43)%
Income before income taxes	26,146	109,597	(83,451)	(76)%
Income tax benefit (provision)	5,568	(19,687)	25,255	128%
Net income	$31,714	$89,910	$(58,196)	(65)%
Revenues
The decrease in revenues in 2015, compared with 2014, was due to lower log and lumber prices across all of our regions. Saw log prices decreased an average of 6% while pulpwood prices decreased an average of 2%, compared with 2014. Lumber sales prices decreased 14% in 2015, compared with 2014. The decrease in revenues was partially offset by a 20% increase in harvest volumes as a result of our acquisition of Alabama and Mississippi timberlands in December 2014. Real Estate revenues decreased $11.5 million due to less acres sold in 2015. A more detailed discussion of revenues follows in the operating results by business segments.
Cost of goods sold
Cost of goods sold increased 9% in 2015, compared with 2014, as a result of increased logging, hauling depreciation, depletion and amortization as a result of our acquisition of Alabama and Mississippi timberlands in December 2014, as well as higher fiber and lumber manufacturing costs. A more detailed discussion of cost of goods sold follows in the operating results by business segments.
Selling, general and administrative expenses
The increase in selling, general and administrative expenses in 2015, compared with 2014, is primarily due to higher pension expense resulting from the adoption of new mortality tables at December 31, 2014, partially offset by the absence of an annual cash incentive compensation expense in 2015.
Income taxes
Income taxes are primarily due to income or loss from Potlatch TRS. For 2015, the income tax benefit of $5.6 million is primarily the result of Potlatch TRS's loss before income tax of $14.2 million. For 2014, the income tax expense of $19.7 million was the result of Potlatch TRS's income before income tax of $61.6 million.

2015 FORM 10-K / 23

BUSINESS SEGMENT RESULTS COMPARING 2015 WITH 2014
Resource Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2015	2014	CHANGE
Revenues[1]	$263,875	$252,581	$11,294	4%
Cost of goods sold:
Logging and hauling	126,085	117,938	8,147	7%
Depreciation, depletion and amortization	28,583	17,428	11,155	64%
Other	26,289	25,815	474	2%
	180,957	161,181	19,776	12%
Selling, general and administrative expenses	6,568	6,424	144	2%
Operating income	$76,350	$84,976	$(8,626)	(10)%

Harvest Volumes (in tons)
Northern region
Sawlog	1,992,965	1,982,113	10,852	1%
Pulpwood	194,902	201,926	(7,024)	(3)%
Stumpage	23,574	16,312	7,262	45%
Total	2,211,441	2,200,351	11,090	1%

Southern region
Sawlog	736,333	619,750	116,583	19%
Pulpwood	1,127,561	817,408	310,153	38%
Stumpage	321,172	21,798	299,374	n/m
Total	2,185,066	1,458,956	726,110	50%

Total harvest volume	4,396,507	3,659,307	737,200	20%

Sales Price/Unit ($ per ton)
Northern region[2]
Sawlog	$87	$91	$(4)	(4)%
Pulpwood	$42	$43	$(1)	(2)%
Stumpage	$9	$11	$(2)	(18)%

Southern region[2]
Sawlog	$43	$46	$(3)	(7)%
Pulpwood	$33	$34	$(1)	(3)%
Stumpage	$19	$14	$5	36%

[1]	Prior to elimination of intersegment fiber revenues of $53.7 million in 2015 and $62.3 million in 2014.

[2]
Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

24 / POTLATCH CORPORATION

Revenues increased 4% in 2015, compared with 2014, due to a 20% increase in harvest volumes as a result of our acquisition of Alabama and Mississippi timberlands in December 2014. This increase was partially offset by a decrease in sawlog and pulpwood prices of 6% and 3%, respectively.
Volumes in our Northern region remained relatively flat consistent with our planned harvest volumes. Lower Northern region sawlog prices were the result of lower lumber prices as approximately two-thirds of our Northern sawlog sales are indexed to the price of lumber.
Harvest volumes in our Southern region were approximately 100,000 tons lower than planned harvest volumes due to weather constraints. Sawlog prices decreased 7% due to a decline in hardwood sawlog prices. Pulpwood prices were fairly constant with an increase in pine pulpwood partially offset by hardwood pulpwood. Stumpage prices fluctuate based on the mix of pulpwood and sawlog volume.
Logging, hauling and depletion expense increased due to higher harvest volumes. This was partially offset by lower fuel costs in the Northern region.
Wood Products Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2015	2014	CHANGE
Revenues	$336,214	$376,239	$(40,025)	(11)%
Cost of goods sold[1]:
Fiber costs	180,971	176,782	4,189	2%
Manufacturing cost	127,998	118,104	9,894	8%
Finished goods inventory change	1,548	(2,370)	3,918	(165)%
Other[2]	25,675	26,804	(1,129)	(4)%
	336,192	319,320	16,872	5%
Selling, general and administrative expenses	5,257	4,477	780	17%
Operating income (loss)	$(5,235)	$52,442	$(57,677)	(110)%

Lumber shipments (MBF)	626,630	659,583	(32,953)	(5)%
Lumber sales prices ($ per MBF)	$346	$402	$(56)	(14)%

[1]	Prior to elimination of intersegment fiber costs of $53.7 million in 2015 and $62.3 million in 2014.

[2]	Other cost of goods sold is primarily customer freight.
Revenues decreased 11% in 2015, compared with 2014. Of this decrease, 8% was due to lower lumber prices and 3% was due to fewer lumber shipments. Decreased shipments were primarily due to mill down time for large capital projects installations at each of our four lumber mills as well as downtime taken at certain mills near year end to balance supply with demand.
Cost of goods sold fluctuated based on the following factors:

•
Fiber costs increased $4.2 million primarily due to higher log costs in Minnesota and Michigan as a result of strong demand by pulp and paper manufacturers, partially offset by lower production volumes.

•
Manufacturing costs increased primarily due to higher payroll and maintenance expense, largely the result of overtime and temporary labor associated with projects at the mills, as well as higher pension costs related to the adoption of updated mortality tables and a reduction in the discount rate at the end of 2014. Depreciation also increased as a result of the large capital project installations at our lumber mills.

•	Inventory fluctuates based on a combination of production volume, fiber costs, manufacturing costs and shipments.

2015 FORM 10-K / 25

Real Estate Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2015	2014	CHANGE
Revenues	$28,989	$40,460	$(11,471)	(28)%
Cost of goods sold:
Basis of real estate sold	7,394	9,355	(1,961)	(21)%
Other	2,519	2,050	469	23%
	9,913	11,405	(1,492)	(13)%
Selling, general and administrative expenses	2,227	2,110	117	6%
Operating income	16,849	26,945	(10,096)	(37)%

	2015		2014
	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE
HBU	4,599	$3,340	3,784	$2,129
Rural real estate	9,036	$1,329	28,059	$1,112
Non-strategic timberland	1,753	$900	1,560	$779
Total	15,388		33,403

Real Estate revenues were 28% lower in 2015, compared with 2014, due to less acres sold in Minnesota and Idaho, partially offset by the sale of HBU commercial sites and higher acres sold in the South. In 2014, we had two large sales consisting of 9,400 acres in Minnesota and 11,000 acres in Idaho. The increase in acres sold in the South is the result of properties identified as HBU during our acquisition of Alabama and Mississippi timberlands in December 2014.

CONSOLIDATED RESULTS COMPARING 2014 WITH 2013
The following table sets forth year-to-year changes in items included in our Consolidated Statements of Income for the years ended December 31:

(Dollars in thousands)	2014	2013	CHANGE
Revenues	$606,950	$570,289	$36,661	6%
Costs and expenses:
Cost of goods sold	429,789	408,772	21,017	5%
Selling, general and administrative expenses	44,655	50,397	(5,742)	(11)%
Environmental remediation charge	—	3,522	(3,522)	n/m
	474,444	462,691	11,753	3%
Operating income	132,506	107,598	24,908	23%
Interest expense, net	(22,909)	(23,132)	223	1%
Income before income taxes	109,597	84,466	25,131	30%
Income tax provision	(19,687)	(13,885)	(5,802)	42%
Net income	$89,910	$70,581	$19,329	27%
Revenues. Revenues from all three business segments increased in 2014 over 2013. Resource and Wood Products segment revenues increased primarily due to higher sales prices. The Real Estate segment sold more acres in 2014, compared with 2013. A more detailed discussion of revenues follows in the operating results by business segments.
Cost of goods sold. Cost of goods sold increased in 2014 over 2013 primarily due to higher fiber costs and labor-related expenses due to increased shipments by our Wood Products segment, increased acres sold by our Real Estate segment, and higher forest management and road costs in our Resource business. A more detailed discussion of cost of goods sold follows in the operating results by business segments.

26 / POTLATCH CORPORATION

Selling, general and administrative expenses. Selling, general and administrative expenses decreased in 2014, compared with 2013, primarily due to lower bonus and incentive plan expenses and non-cash mark-to-market adjustments related to our deferred compensation plans.
Environmental remediation charge. In 2013, we recorded pre-tax charges of $3.5 million for remediation costs related to our Avery Landing site in Idaho. Physical clean-up activities at the site were completed in 2013.
Income taxes. Our effective tax rate for 2014 was 18% compared with 16% in 2013. The increase resulted primarily from proportionately higher operating income in Potlatch TRS.

2015 FORM 10-K / 27

BUSINESS SEGMENT RESULTS COMPARING 2014 WITH 2013

Resource Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2014	2013	CHANGE
Revenues[1]	$252,581	$238,228	$14,353	6%
Cost of goods sold:
Logging and hauling	117,938	117,529	409	—%
Depreciation, depletion and amortization	17,428	17,440	(12)	—%
Other	25,815	24,010	1,805	8%
	161,181	158,979	2,202	1%
Selling, general and administrative expenses	6,424	5,824	600	10%
Operating income	$84,976	$73,425	$11,551	16%

Harvest Volumes (in tons)
Northern region
Sawlog	1,982,113	2,031,637	(49,524)	(2)%
Pulpwood	201,926	127,998	73,928	58%
Stumpage	16,312	25,397	(9,085)	(36)%
Total	2,200,351	2,185,032	15,319	1%

Southern region
Sawlog	619,750	694,147	(74,397)	(11)%
Pulpwood	817,408	821,781	(4,373)	(1)%
Stumpage	21,798	8,353	13,445	161%
Total	1,458,956	1,524,281	(65,325)	(4)%

Total harvest volume	3,659,307	3,709,313	(50,006)	(1)%

Sales Price/Unit ($ per ton)
Northern region[2]
Sawlog	$91	$85	$6	7%
Pulpwood	$43	$36	$7	19%
Stumpage	$11	$8	$3	38%

Southern region[2]
Sawlog	$46	$43	$3	7%
Pulpwood	$34	$32	$2	6%
Stumpage	$14	$12	$2	17%

[1]	Prior to elimination of intersegment fiber revenues of $62.3 million in 2014 and $60.1 million in 2013.

[2]
Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs charged to the customer. Stumpage sales provides our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Resource revenues increased in 2014, compared with 2013, due to increased sales prices, primarily for sawlogs and pulpwood in Idaho, and increased volume of pulpwood harvested in Idaho.

28 / POTLATCH CORPORATION

In our Northern region, approximately two-thirds of our sawlog sales are indexed to the price of lumber. Sawlog prices increased due to improved lumber prices and stronger demand. Sawlog harvest volumes were down slightly from 2013. Pulpwood volumes and prices increased in 2014 primarily due to lower production in 2013. During 2013, an oversupply of residuals and chips in the Northwest market lowered pulpwood prices. As a result of the lower pulpwood prices, we minimized pulpwood production in 2013.
In our Southern region, sawlog volumes decreased in 2014, compared with 2013, as wet weather conditions limited access to hardwood stands. Sawlog prices increased primarily due to a higher mix of hardwoods, which have a higher price compared with pine. Pulpwood prices increased as a result of improved demand for hardwood pulpwood.
Expenses increased $2.8 million, or 2%, in 2014, compared with 2013, primarily due to increased forest management and road costs.
Wood Products Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2014	2013	CHANGE
Revenues	$376,239	$366,015	$10,224	3%
Cost of goods sold[1]:
Fiber costs	176,782	169,556	7,226	4%
Manufacturing cost	118,104	112,260	5,844	5%
Finished goods inventory change	(2,370)	(4,496)	2,126	(47)%
Other[2]	26,804	25,178	1,626	6%
	319,320	302,498	16,822	6%
Selling, general and administrative expenses	4,477	4,625	(148)	(3)%
Operating income	$52,442	$58,892	$(6,450)	(11)%

Lumber shipments (MBF)	659,583	641,217	18,366	3%
Lumber sales prices ($ per MBF)	$402	$392	$10	3%

[1]	Prior to elimination of intersegment fiber costs of $62.3 million in 2014 and $60.1 million in 2013.

[2]	Other cost of goods sold is primarily customer freight.
Revenues increased 3% in 2014, compared with 2013, due to a 3% increase in both lumber sales prices and shipments.
Cost of goods sold fluctuated based on the following factors:

•	Fiber costs increased $7.2 million due to a 7% increase in log costs, primarily in Idaho, and higher lumber shipments.

•	Manufacturing costs increased primarily due to labor-related expenses and other variable costs due to increased production and sales volumes.

•	Inventory fluctuates based on a combination of production volume, fiber costs, manufacturing costs and shipments.

2015 FORM 10-K / 29

Real Estate Segment

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2014	2013	CHANGE
Revenues	$40,460	$26,160	$14,300	55%
Cost of goods sold:
Basis of real estate sold	9,355	3,536	5,819	165%
Other	2,050	2,280	(230)	(10)%
	11,405	5,816	5,589	96%
Selling, general and administrative expenses	2,110	2,078	32	2%
Operating income	$26,945	$18,266	$8,679	48%

	2014		2013
	ACRES SOLD	AVERAGE PRICE/ACRE	ACRES SOLD	AVERAGE PRICE/ACRE
HBU	3,784	$2,129	4,799	$2,033
Rural real estate	28,059	$1,112	9,494	$1,310
Non-strategic timberland	1,560	$779	4,669	$849
Total	33,403		18,962
Revenues increased $14.3 million, expenses increased $5.6 million and operating income increased $8.7 million in 2014, compared with 2013, primarily due to increased acres sold in 2014 and product mix. In 2014, we had two large sales consisting of 9,400 acres in Minnesota and 11,000 acres in Idaho.

Liquidity and Capital Resources
Overview
At December 31, 2015, our financial position included long-term debt of $603.9 million, compared with $625.7 million at December 31, 2014. We also had $30.0 million outstanding on our revolving line of credit at the end of 2015. Our current ratio at December 31, 2015 was 0.9 to 1, compared with 1.3 to 1 at December 31, 2014. At December 31, 2015, we had $218.6 million available on our revolving line of credit. Dividends to stockholders in 2015 totaled $61.0 million, compared with $57.8 million in 2014.
Net Cash From Operations
Net cash provided from operating activities were:

•	$74.0 million in 2015,

•	$131.4 million in 2014 and

•	$90.3 million in 2013.
Year ended December 31, 2015 compared with year ended December 31, 2014
Net cash from operating activities in 2015 decreased $57.4 million from 2014:

•	Cash received from customers decreased $42.5 million, primarily due to lower log and lumber prices. A more detailed discussion of revenues is included in the Business Segment Results section.

•
Cash paid to employees, suppliers and others increased $26.2 million in 2015 from 2014 primarily due to increased logging and hauling expense as a result of our acquisition of Alabama and Mississippi timberlands in December 2014, as well as higher fiber and lumber manufacturing costs.

•
Cash paid for interest increased $8.8 million as a result of $310.0 million of long-term debt incurred in December 2014 for the acquisition of timberlands in Alabama and Mississippi. Net cash paid for interest expense in 2015 was $29.7 million compared with $20.9 million in 2014.

30 / POTLATCH CORPORATION

Partially offsetting the decrease was:

•	Net cash outflows related to income taxes decreased $16.5 million. In 2015 cash paid for taxes was $1.6 million, compared with $18.1 million in 2014.

•	Cash contributions to our qualified pension plans decreased $3.6 million in 2015 from 2014. We did not make a qualified pension plan contribution in 2015.
Year ended December 31, 2014 compared with year ended December 31, 2013
Net cash from operating activities in 2014 increased $41.1 million from 2013:

•
Cash received from customers increased $49.6 million, primarily due to increased sales and cash received by the Resource, Wood Products and Real Estate segments. A more detailed discussion of revenues is included in the Business Segment Results section.

•	Net cash outflows related to income taxes decreased $2.0 million. Net cash paid for taxes in 2014 was $18.1 million compared with $20.1 million in 2013.
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
Net Cash Flows from Investing Activities
Net cash used for investing activities was $14.3 million in 2015, $382.7 million in 2014 and $12.0 million in 2013. In 2015, we used $32.7 million for capital expenditures and $10.2 million for the acquisition of timber and timberlands, partially offset by $26.3 million provided by short-term investments. In 2014, we used $389.0 million for the acquisition of timber and timberlands and $24.2 million for capital expenditures, partially offset by $25.9 million provided by the reduction in short-term investments. In 2013, we used $22.6 million for capital expenditures partially offset by $10.8 million provided by the reduction in short-term investments.
We anticipate that we will spend $19 million for capital expenditures in 2016. Our capital spending is primarily related to reforestation expenditures, logging road construction and high-return discretionary projects and routine general replacement projects for our wood products manufacturing facilities.
Net Cash Flow from Financing Activities
Net cash used in financing activities was $56.5 million in 2015. Net cash provided by financing activities was $250.4 million in 2014. Net cash used in financing activities was $89.6 million in 2013. Net cash used in financing activities in 2015 was primarily attributable to dividends to stockholders, which totaled $61.0 million, and the maturity and redemption of $22.5 million of debentures, partially offset by $30.0 million provided by our revolving line of credit. In 2014, proceeds from the borrowing of long-term debt provided $310.0 million used to acquire timberlands, partially offset by dividends to stockholders of $57.8 million. In 2013, net cash used for financing activities was primarily attributable to paying dividends to stockholders of $51.9 million and the redemption of $36.7 million of debt.
Credit Agreement
On August 12, 2014, we entered into an amended and restated credit agreement with an expiration date of February 12, 2020. This credit agreement provides for a revolving line of credit with an initial aggregate principal amount not to exceed $250 million, which may be increased by up to an additional $250 million, subject to certain conditions and agreement of the lenders. It also includes a sublimit of $40 million for the issuance of standby letters of credit and a sublimit of $15 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. At December 31, 2015, there was $30.0 million in borrowings outstanding under the revolving line of credit and approximately $1.4 million of the letter of credit subfacility was being used to support outstanding standby letters of credit. Available borrowing capacity at December 31, 2015 was $218.6 million.
We may use the funds borrowed under the credit agreement, among other things, to refinance existing indebtedness, fund working capital needs and capital expenditures, and for other general corporate purposes, including acquisitions.
The agreement governing our bank credit facility contains certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees,

2015 FORM 10-K / 31

repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The bank credit facility also contains financial maintenance covenants including the maintenance of a minimum interest coverage ratio, a maximum leverage ratio and maximum allowable acres that may be sold. We will be permitted to pay dividends to our stockholders under the terms of the bank credit facility so long as we expect to remain in compliance with the financial maintenance covenants.
In January 2015, a financial covenant in the credit agreement was amended to increase the maximum allowable acres that may be sold during the term of the agreement due to the acquisition of additional timberlands in Alabama and Mississippi in December 2014. In November 2015, the credit agreement was amended to increase the maximum allowable amount of Potlatch capital stock the Company may repurchase from $50 million to $100 million.
Term Loans
In December 2014, we entered into an amended and restated term loan agreement. The amended term loan agreement provided additional term loan facilities of $310 million to fund the acquisition of timberlands in Alabama and Mississippi. The amended term loan agreement totaling $322 million contains covenants similar to the credit agreement discussed above.
Senior Notes
In 2009, we sold $150 million aggregate principal amount of 7.5% senior notes. The terms of these notes limit our ability, and the ability of any subsidiary guarantors, to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions, and create liens. Dividends and the repurchase of our capital stock, are permitted as follows:

•
We may use 100% of our Funds Available for Distribution, or FAD, for the period January 1, 2010 through the end of the quarter preceding the payment date, less cumulative restricted payments previously made from FAD during that period, to make restricted payments. Our cumulative FAD less our dividends paid was $77.5 million at December 31, 2015.

•
If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $90.1 million at December 31, 2015.

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
Financial Covenants
The table below sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of December 31, 2015:

	CREDIT AGREEMENT COVENANT REQUIREMENTS	TERM LOAN COVENANT REQUIRMENTS	ACTUALS AT DECEMBER 31, 2015
Minimum Interest Coverage Ratio	3.00 to 1.00	3.00 to 1.00	3.28 to 1.00
Maximum Leverage Ratio	40%	40%	25%
Maximum Allowable Acres that may be sold	480,000	475,407	22,210
The Interest Coverage Ratio is EBITDDA, which is defined as net income adjusted for interest expense, income taxes, depreciation, depletion and amortization, the basis of real estate sold and non-cash equity compensation expense, divided by interest expense for the same period.
The Leverage Ratio is our Total Funded Indebtedness divided by our Total Asset Value. Our Total Funded Indebtedness consists of our long-term debt, including any current portion of long-term debt, revolving line of credit

32 / POTLATCH CORPORATION

borrowings, plus the total amount outstanding under the letter of credit subfacility. Our Total Asset Value per the credit agreement is defined as the value of our timberlands, the book basis of our wood products manufacturing facilities, cash and cash equivalents, short-term investments, and the cash value of our company-owned life insurance (COLI). The book basis of our Wood Products manufacturing facilities and the cash value of our COLI are each limited to 5% of Total Asset Value.
Future Cash Requirements
Based on our outlook for 2016 and taking into account planned harvest activities, we expect to fund a majority of our 2016 annual cash dividends using the cash flows from our REIT-qualifying timberland operations and from cash and short-term investments on hand. We will also utilize cash dividends from Potlatch TRS to fund our cash dividends, while maintaining compliance with the limits imposed by our REIT status. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund dividends to stockholders using cash flows from Potlatch TRS.
Dividends to Shareholders
The following table summarizes the historical tax characteristics of dividends to shareholders for the years ended December 31:

(Amounts per share)	2015	2014	2013
Capital gain dividends	$1.28	$1.425	$1.28
Non-taxable return of capital	0.22	—	—
Total dividends	$1.50	$1.425	$1.28
Credit Ratings
Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. In November 2015, Moody’s affirmed our debt rating of 'Baa3', with a negative outlook. In November 2015, Standard & Poor's downgraded our rating to 'BB', with a stable outlook.
Off-Balance Sheet Arrangements
We had no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at December 31, 2015 and December 31, 2014 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

2015 FORM 10-K / 33

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015:

	PAYMENTS DUE BY PERIOD
(Dollars in thousands)	TOTAL	WITHIN 1 YEAR	1-3 YEARS	4-5 YEARS	MORE THAN 5 YEARS
Long-term debt[1]	$607,585	$5,000	$25,250	$236,000	$341,335
Interest on long-term debt[2]	180,586	28,427	56,181	41,197	54,781
Revolving line of credit borrowings[1]	30,000	30,000	—	—	—
Operating leases[3]	9,618	3,601	4,960	969	88
Purchase obligations[4]	18,074	10,617	5,641	1,816	—
Other long-term liabilities[5]	139,748	—	22,185	43,432	74,131
Total	$985,611	$77,645	$114,217	$323,414	$470,335

[1]	See Note 8: Debt in the Notes to Consolidated Financial Statements.

[2]
Amounts presented for interest payments assume that all long-term debt outstanding as of December 31, 2015 will remain outstanding until maturity, and interest rates on variable debt in effect as of December 31, 2015 will remain in effect until maturity. Estimated cash flows related to interest rate swaps are also included in this category.

[3]	See Note 14: Commitments and Contingencies in the Notes to Consolidated Financial Statements.

[4]
Purchase obligations primarily include open purchase orders for goods or services that are legally binding on the company and that specify fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude arrangements that the company can cancel without penalty.

[5]
Other long-term liabilities include the liability associated with cost share logging roads, employee-related obligations, qualified pension contributions, supplemental pension payments and payments for other postretirement employee benefit obligations. See Note 7. Accounts Payable and Accrued Liabilities, Note 9. Other Long-Term Obligations and Note 11: Savings Plans, Pension Plans and Other Postretirement Employee Benefits, in the Notes to Consolidated Financial Statements for additional detail.

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
There are currently no authoritative accounting rules relating to costs to be capitalized for timber and timberlands. We have used relevant portions of current accounting rules, industry practices and our judgment in determining costs to be capitalized or expensed. Alternate interpretations and judgments could significantly affect the amounts capitalized. Additionally, models and observations used to estimate the current timber volume on our lands are subject to judgments that could significantly affect volume estimates.

34 / POTLATCH CORPORATION

Different assumptions for either the cost or volume estimates, or both, could have a significant effect upon amounts reported in our Consolidated Financial Statements. Because of the number of variables involved and the interrelationship between the variables, sensitivity analysis of individual variables is not practical.
Long-lived assets. A significant portion of our total assets are invested in our timber and timberlands and our wood products manufacturing facilities. The cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, an impairment could materially affect our financial position or results of operation.
Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs, including revenues, costs and capital spending, are subject to frequent change for many reasons, including those described above in "timber and timberlands."
Income taxes. We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies. Based on projected taxable income for Potlatch TRS over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken and expects to have the ability to undertake in the future, we have recorded a $0.5 million valuation allowance on certain Idaho Investment Tax Credits. With the exception of the valuation allowance, we believe that it is more likely than not that we will realize the remaining $65.7 million in benefits of these deductible differences and carryforwards at December 31, 2015. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced or management is unable to implement one or more tax planning strategies.
Contingent liabilities. We are subject to lawsuits, investigations and other claims related to environmental, product and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. We record contingent liabilities when it becomes probable that we will have to make payments and the amount of loss can be reasonably estimated. Assessing probability and estimating losses requires analysis of multiple factors, including historical experience, judgments about the potential actions of third party claimants and courts and recommendations of legal counsel. In addition to contingent liabilities recorded for probable losses, we disclose contingent liabilities when there is a reasonable possibility that an ultimate loss may occur.
Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges. These exposures and proceedings can be significant and the ultimate negative outcomes could be material to our financial position, operating results or cash flow in any given quarter or year. See Note 14: Commitments and Contingencies in the Notes to Consolidated Financial Statements for more information.
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
Note 11: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements includes information on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense for the three years ended December 31, 2015, as well as the funded status of our pension plans and OPEB obligations as of December 31, 2015 and 2014.
The discount rate used in the determination of pension and OPEB benefit obligations in 2015, 2014 and 2013 was calculated using hypothetical bond portfolios consisting of “AA” or better rated securities that match the expected monthly pension and OPEB benefit payments. The portfolios were well-diversified over corporate industrial, corporate financial, municipal, federal and foreign government issuers. At December 31, 2015, we calculated

2015 FORM 10-K / 35

pension obligations using a 4.65% discount rate. We used a discount rate of 4.25% and 5.10% at December 31, 2014 and 2013, respectively.
To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The expected long-term rates of return on pension plan assets was 6.75% for the year ended December 31, 2015, and 7.50% and 8.00% for the years ended December 31, 2014 and December 31, 2013. We reduced the expected long-term rate of return to 6.50% for 2016 to reflect lower expected future rates of return.
Net periodic pension plan cost in 2015 was $20.9 million. A decrease in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would increase net periodic cost. A 25 basis point decrease in the discount rate would increase net periodic cost by approximately $0.8 million in 2016 and increase the projected benefit obligation by approximately $10.1 million at December 31, 2015. A 25 basis point decrease in the assumption for the expected return on plan assets would increase net periodic cost by approximately $0.7 million in 2016. The actual rates of return on plan assets may vary significantly from the assumption used.
For our OPEB obligations, the net periodic benefit for 2015 was $5.8 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 4.25%, 3.90% and 4.45% at December 31, 2015, 2014 and 2013, respectively. The assumed health care cost trend rate used to calculate OPEB obligations as of December 31, 2015 was 7.70% for a certain group of participants under age 65 in our hourly plan and our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 4.40% in 2075.
A decrease in the discount rate or increase in the health care cost trend rate assumption, all other assumptions remaining the same, would increase our OPEB liability. A 25 basis point decrease in the OPEB discount rate would have a de minimis increase on net periodic cost. A 1% increase in the health care cost trend rate assumption would have affected our OPEB obligation by approximately $63.2 million, as reported in Note 11: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.
PROSPECTIVE ACCOUNTING PRONOUNCEMENTS
See prospective accounting pronouncements in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk exposure on financial instruments includes interest rate risk on our short-term investments, bank credit facility, term loans and interest rate swap agreements. All market risk sensitive instruments were entered into for purposes other than trading purposes.
Our short-term investments consist of diversified depository accounts, money market funds and variable rate demand obligations, all of which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments.
The interest rates applied to borrowings under our credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments. Outstanding borrowings under our credit facility were $30.0 million at December 31, 2015.
We are exposed to interest rate risk through our variable rate debt instruments. At December 31, 2015, we had six separate interest rate swaps with notional amounts totaling $74.3 million. The swaps convert interest payments with fixed rates ranging between 7.50% and 8.89% to three-month LIBOR plus a spread between 5.84% and 6.52%. The interest rate swaps terminate at various dates between February 2016 and November 2019. See Note 10: Financial Instruments in the Notes to Consolidated Financial Statements for additional information.

36 / POTLATCH CORPORATION

Quantitative Information about Market Risks
The following table summarizes our outstanding debt, interest rate swaps and average interest rates as of December 31, 2015:

	EXPECTED MATURITY DATE
(Dollars in thousands)	2016	2017	2018	2019	2020	THEREAFTER	TOTAL
Variable rate debt:
Principal due	$—	$—	$—	$40,000	$40,000	$40,000	$120,000
Average interest rate				1.98%	2.23%	2.23%	2.14%
Fair value at 12/31/15							$120,000

Fixed rate debt:
Principal due	$5,000	$11,000	$14,250	$150,000	$6,000	$301,335	$487,585
Average interest rate	8.80%	5.64%	8.88%	7.50%	3.70%	5.09%	5.98%
Fair value at 12/31/15							$506,021

Interest rate swaps[1]:
Fixed to variable	$7	$107	$421	$46	$—	$—	$581
Fair value at 12/31/15							$581

[1]
The fair value of interest rate swaps are included in current and long-term debt on the Consolidated Balance Sheets. The derivative assets are included in the other assets and current receivables on the Consolidated Balance Sheets.

A hypothetical increase or decrease of 50 and 100 basis points (BPS) related to our interest rate swap agreements would have the following effects on fair value:

(Dollars in thousands)	NOTIONAL AMOUNT	INTEREST RATE SWAP AGREEMENTS - FAIR VALUE[1]
		Current	+50 BPS	+100 BPS	-50 BPS	-100 BPS
Maturing in:
2016	$5,000	$14	$14	$14	$14	$14
2017	5,000	115	83	51	148	174
2018	14,250	446	308	172	586	737
2019	50,000	155	(758)	(1,652)	1,088	2,054
Total	$74,250	$730	$(353)	$(1,415)	$1,836	$2,979

[1]	Fair value for this table is calculated on a termination value basis. Accrued interest is included and a credit value adjustment, which is used for GAAP purposes, is excluded.

2015 FORM 10-K / 37

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Potlatch Corporation:

We have audited the accompanying consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Potlatch Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
February 12, 2016

38 / POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	FOR THE YEARS ENDED DECEMBER 31,
	2015	2014	2013
Revenues	$575,336	$606,950	$570,289
Costs and expenses:
Cost of goods sold	470,037	429,789	408,772
Selling, general and administrative expenses	46,392	44,655	50,397
Environmental remediation charges	—	—	3,522
	516,429	474,444	462,691
Operating income	58,907	132,506	107,598
Interest expense, net	(32,761)	(22,909)	(23,132)
Income before income taxes	26,146	109,597	84,466
Income tax benefit (provision)	5,568	(19,687)	(13,885)
Net income	$31,714	$89,910	$70,581

Net income per share:
Basic	$0.78	$2.21	$1.74
Diluted	0.77	2.20	1.73

Dividends per share	$1.50	$1.425	$1.28
The accompanying notes are an integral part of these consolidated financial statements.

2015 FORM 10-K / 39

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2015	2014	2013
Net income	$31,714	$89,910	$70,581
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits:
Net gain (loss) arising during the period, net of tax expense (benefit) of $(1,913), $(15,598) and $21,424	(2,990)	(24,396)	33,510
Amortization of actuarial loss included in net periodic cost, net of tax expense of $7,794, $6,488 and $9,024	12,190	10,149	14,114
Amortization of prior service credit included in net periodic cost, net of tax benefit of $(3,396), $(3,468) and $(3,482)	(5,311)	(5,425)	(5,446)
Other comprehensive income (loss), net of tax	3,889	(19,672)	42,178
Comprehensive income	$35,603	$70,238	$112,759
The accompanying notes are an integral part of these consolidated financial statements.

40 / POTLATCH CORPORATION

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	AT DECEMBER 31,
	2015	2014
ASSETS
Current assets:
Cash	$7,886	$4,644
Short-term investments	39	26,368
Receivables, net of allowance for doubtful accounts of $440 and $450	13,420	9,928
Inventories	35,162	31,490
Deferred tax assets, net[1]	—	6,168
Other assets[2]	14,246	13,894
Total current assets	70,753	92,492
Property, plant and equipment, net	75,285	65,749
Timber and timberlands, net	816,599	828,420
Deferred tax assets, net[1]	46,600	37,228
Other assets[2]	7,375	7,857
Total assets	$1,016,612	$1,031,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit borrowings	$30,000	$—
Current portion of long-term debt	5,007	22,870
Accounts payable and accrued liabilities	39,740	43,064
Current liability for pensions and other postretirement employee benefits	5,973	6,260
Total current liabilities	80,720	72,194
Long-term debt[2]	598,874	602,798
Liability for pensions and other postretirement employee benefits	119,369	115,936
Other long-term obligations	13,913	15,752
Total liabilities	812,876	806,680
Commitments and contingencies
Stockholders’ equity:
Preferred stock, authorized 4,000,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000,000 shares, issued 40,680,713 and 40,605,179 shares	40,681	40,605
Additional paid-in capital	350,541	346,441
Accumulated deficit	(72,983)	(43,588)
Accumulated other comprehensive loss	(114,503)	(118,392)
Total stockholders’ equity	203,736	225,066
Total liabilities and stockholders' equity	$1,016,612	$1,031,746

[1]	Current deferred tax assets were classified as noncurrent in 2015 due to the adoption of ASU No. 2015-17.

[2]	Debt issuance costs in 2014 were reclassified to conform with the 2015 presentation.
The accompanying notes are an integral part of these consolidated financial statements.

2015 FORM 10-K / 41

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,714	$89,910	$70,581
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	38,105	26,749	26,962
Basis of real estate sold	7,012	8,646	2,904
Change in deferred taxes	(5,696)	(1,616)	(2,467)
Employee benefit plans	4,986	2,122	7,561
Equity-based compensation expense	4,758	4,137	4,377
Other, net	(2,046)	(2,191)	(1,972)
Change in:
Receivables	(3,864)	7,016	(5,904)
Inventories	(3,672)	4,785	(7,347)
Other assets	898	(1,421)	1,668
Accounts payable and accrued liabilities	267	(2,388)	(3,468)
Funding of qualified pension plans	—	(3,550)	—
Timber deposits and cost share roads	1,552	(827)	(2,643)
Net cash from operating activities	74,014	131,372	90,252
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments	26,329	25,883	10,826
Transfer from company owned life insurance (COLI)	1,492	28,870	—
Transfer to COLI	—	(25,515)	—
Property, plant and equipment	(18,987)	(13,261)	(10,280)
Timberlands reforestation and roads	(13,745)	(10,971)	(12,313)
Acquisition of timber and timberlands	(10,230)	(388,952)	(1,060)
Other, net	886	1,263	823
Net cash from investing activities	(14,255)	(382,683)	(12,004)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(61,017)	(57,848)	(51,868)
Revolving line of credit borrowings	30,000	—	—
Repayment of long-term debt	(22,500)	—	(36,663)
Proceeds from issuance of long-term debt	—	310,000	—
Issuance of common stock	—	398	1,904
Change in book overdrafts	(1,549)	1,465	(955)
Employee tax withholdings on vested performance share awards	(1,453)	(1,104)	(1,738)
Deferred financing costs	(45)	(2,388)	(25)
Other, net	47	(154)	(302)
Net cash from financing activities	(56,517)	250,369	(89,647)
Increase (decrease) in cash	3,242	(942)	(11,399)
Cash at beginning of year	4,644	5,586	16,985
Cash at end of year	$7,886	$4,644	$5,586

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net of amounts capitalized	$29,676	$20,918	$22,229
Income taxes, net	1,576	18,104	20,097
The accompanying notes are an integral part of these consolidated financial statements.

2015 FORM 10-K / 42

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands, except per share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT
BALANCE, DECEMBER 31, 2012	40,389,180	$40,389	$333,348	$(94,196)	$(140,898)	$138,643
Exercise of stock options and stock awards	70,968	71	1,833	—	—	1,904
Performance share and restricted stock unit awards	76,731	77	2,706	(73)	—	2,710
Net income	—	—	—	70,581	—	70,581
Pension plans and OPEB obligations	—	—	—	—	42,178	42,178
Common dividends, $1.28 per share	—	—	—	(51,868)	—	(51,868)
BALANCE, DECEMBER 31, 2013	40,536,879	$40,537	$337,887	$(75,556)	$(98,720)	$204,148
Exercise of stock options and stock awards	12,859	13	385	—	—	398
Performance share and restricted stock unit awards	55,441	55	2,974	(94)	—	2,935
Net income	—	—	—	89,910	—	89,910
Director deferred stock awards	—	—	5,195	—	—	5,195
Pension plans and OPEB obligations	—	—	—	—	(19,672)	(19,672)
Common dividends, $1.425 per share	—	—	—	(57,848)	—	(57,848)
BALANCE, DECEMBER 31, 2014	40,605,179	$40,605	$346,441	$(43,588)	$(118,392)	$225,066
Performance share and restricted stock unit awards	75,534	76	3,406	(92)	—	3,390
Net income	—	—	—	31,714	—	31,714
Director deferred stock awards	—	—	701	—	—	701
Pension plans and OPEB obligations	—	—	—	—	3,889	3,889
Transfer of assets from REIT to subsidiary	—	—	(7)	—	—	(7)
Common dividends, $1.50 per share	—	—	—	(61,017)	—	(61,017)
BALANCE, DECEMBER 31, 2015	40,680,713	$40,681	$350,541	$(72,983)	$(114,503)	$203,736
The accompanying notes are an integral part of these consolidated financial statements.

2015 FORM 10-K / 43

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
GENERAL
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
CONSOLIDATION
The Consolidated Financial Statements include the accounts of Potlatch Corporation and its subsidiaries after elimination of significant intercompany transactions and accounts. There are no unconsolidated subsidiaries.
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
Significant estimates are described in further detail below. Significant estimates include timber volumes, assumptions utilized for asset and disposal group impairment tests, income projections and tax planning strategies used to support realization of deferred tax assets, environmental liabilities, pension and postretirement obligation assumptions and fair value of derivative instruments.
SHORT-TERM INVESTMENTS
Short-term investments consist of diversified depository accounts, money market funds and variable rate demand obligations, all of which have very short maturity periods and therefore earn an interest rate commensurate with low-risk instruments. We classify our short-term investments as "available for sale." There is no significant difference between cost and fair value. All short-term investments of REIT funds are made in compliance with the requirements of the Internal Revenue Code with respect to qualifying REIT investments.
INVENTORIES
Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine cost of logs, lumber and plywood for most of our operations. The average cost method is used to determine the cost of all other inventories. Expenses associated with idle capacity or other curtailments of production are reflected in cost of goods sold in the periods incurred.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are valued at cost less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method of depreciation. Estimated useful lives range from 30 to 40 years for buildings and structures and 2 to 25 years for equipment.
Major improvements and replacements of property are capitalized. Maintenance, repairs and minor improvements and replacements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation or amortization are removed from the accounts. Any gains or losses are included in earnings.
TIMBER AND TIMBERLANDS
Timber and timberlands are valued at cost less accumulated depletion and amortization. For fee timber, the capitalized cost includes costs related to stand establishment, including costs of preparing the land for planting, cost of seeds or seedlings and tree planting, including labor, materials, depreciation of company-owned equipment and the cost of contract services. Upon completion of planting activities and field inspection to assure the planting

44 / POTLATCH CORPORATION

operation was successful, a plantation will be considered “established.” Subsequent expenditures made to maintain the integrity or enhance the growth of an established plantation or stand are expensed. Post-establishment expenses include release spray treatments, pest control activities, thinning operations, fertilization and replanting seedlings lost through mortality. Expenditures for forest management consist of regularly recurring items necessary for ownership and administration of timber producing property such as fire protection, property taxes and insurance, silviculture costs incurred subsequent to stand establishment, cruising (physical inventory), property maintenance and salaries, supplies, travel, record-keeping and other normal recurring administrative personnel costs. These expenditures are accounted for as current operating expenses. Timberland acquisitions are capitalized and the cost is allocated to timberland, merchantable sawlogs, merchantable pulpwood, reproduction (young growth not yet merchantable), logging roads and other land improvements, generally based on relative appraised values.
The aggregate estimated volume of current standing merchantable timber inventory is updated at least annually to reflect increases due to reclassification of young growth to merchantable timber when the young growth meets defined diameter specifications, the annual growth of merchantable timber and the acquisition of additional merchantable timber and to reflect decreases due to timber harvests and land sales. Timber volumes are estimated from cruises of the timber tracts, which are completed on our timberlands on approximately a five to ten year cycle. Since the individual cruises collect field data at different times for specific sites, the growth model projects standing inventory from the cruise date to a common reporting date. Annual growth rates for the merchantable inventory have historically been in the range of 2%-5% in the North and 6%-9% in the South.
Depletion represents the amount charged to expense as fee timber is harvested. Rates at which timber is depleted are calculated annually for each of our depletion pools by dividing the beginning of year balance of the merchantable timber accounts by the forest inventory volume, after inventory updates for growth projection adjustments and new timber cruises.
The base cost of logging roads, such as the clearing, grading, and ditching, is not amortized and remains a capitalized item until obliteration or other disposition. Other portions of the initial logging road cost, such as bridges, culverts and gravel surfacing are amortized over their useful lives, which range from 5 to 20 years. Costs associated with temporary logging roads that will not remain part of our road system are expensed as incurred.
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
We use a qualified intermediary to facilitate LKE transactions. Proceeds from forward transactions are held by the intermediary and are classified as restricted cash within non-current other assets, because we intend to reinvest the funds in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. In the case of reverse transactions in which we have not yet completed LKE sales of company-owned land to match with property purchased on our behalf by the intermediary, the amount associated with the property purchased on our behalf but not yet matched with LKE sales is classified as a non-current asset and included in “Timber and timberlands, net” in our Consolidated Balance Sheets and as “Acquisition of timber and timberlands” in the investing activities section of our Consolidated Statements of Cash Flows.
LONG-LIVED ASSETS
Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. The estimates are adjusted periodically to reflect

2015 FORM 10-K / 45

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
REVENUE RECOGNITION
We recognize revenue from the sale of timber when risk of loss transfers to the buyer and the quantity sold is determinable. These sales take the form of delivered logs, pay-as-cut contracts, timber deeds and lump sum contracts. On delivered log sales, revenue includes amounts billed for logging and hauling and is recognized at the point the logs are delivered and scaled. Revenue is recognized on timber deeds and lump sum contracts generally upon closing or when the contracts are effective, which is the point at which the buyer assumes risk of loss associated with the standing timber.
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
EQUITY-BASED COMPENSATION
Equity-based awards are measured at fair value on the dates they are granted or modified. These measurements establish the cost of the equity-based awards for accounting purposes. The cost of the equity-based award is then recognized in the Consolidated Statements of Income over each employee’s required service period. See Note 12: Equity-Based Compensation Plans for more information about our equity-based compensation.
NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which requires an entity to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance permits either a retrospective application of the new standard with restatement of prior years or prospective application of the new standard with disclosure of results under old standards. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 by one year. Therefore, ASU No. 2014-09 is effective for us on January 1, 2018. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU No. 2015-03 require that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt. In

46 / POTLATCH CORPORATION

August, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarified that debt issuance costs related to a line-of-credit arrangement may be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there is any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 is effective for us January 1, 2016, with early adoption permitted. We have adopted ASU No. 2015-03 and ASU No. 2015-15 on a retrospective basis as of and for the year-ended December 31, 2015. To conform to this new presentation, debt issuance costs of $3.7 million at December 31, 2014 have been reclassed from other current assets and other long-term assets to long-term debt.
In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient and, instead, permits separate disclosure. This ASU is effective for us on January 1, 2016 and will impact disclosure of investments in certain pension assets in Note 11: Savings Plans, Pension Plans and Other Postretirement Employee Benefits.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory. The amendments in ASU No. 2015-11 apply to inventory measured using first-in, first-out (FIFO) or average cost and will require entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business, minus the cost of completion, disposal and transportation. Replacement cost and net realizable value less a normal profit margin will no longer be considered. ASU No. 2015-11 is effective for us on January 1, 2017, with early adoption permitted. We adopted ASU No. 2015-11 as of October 1, 2015 with no impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), which requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. ASU No. 2015-17 may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. ASU No. 2015-17 is effective for us on January 1, 2017 with early application permitted. We have adopted ASU No. 2015-17 prospectively as of December 31, 2015. As allowed by the guidance, prior periods have not been reclassified.

NOTE 2. EARNINGS PER SHARE
The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the years ended December 31:

(Dollars in thousands, except per share amounts)	2015	2014	2013
Net income	$31,714	$89,910	$70,581

Basic weighted-average shares outstanding	40,842,126	40,748,924	40,502,878
Incremental shares due to:
Performance shares	122,334	117,830	133,766
Restricted stock units	23,359	27,628	69,076
Stock options	—	—	3,567
Diluted weighted-average shares outstanding	40,987,819	40,894,382	40,709,287

Basic net income per share	$0.78	$2.21	$1.74
Diluted net income per share	$0.77	$2.20	$1.73

For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award and the amount of excess tax benefits, if any.

2015 FORM 10-K / 47

At December 31, 2015, there were no anti-dilutive stock-based awards. At December 31, 2014 and 2013, there were 1,216 and 3,441 stock-based awards, respectively, excluded from the calculation of diluted earnings per share because they were anti-dilutive.

NOTE 3. INVENTORIES

(Dollars in thousands)	2015	2014
Logs	$9,920	$7,930
Wood products finished goods	16,932	17,286
Materials and supplies	8,310	6,274
	$35,162	$31,490
Valued at lower of cost or market:
Last-in, first-out basis	$16,686	$16,874
Average cost basis	18,476	14,616
Total inventories	$35,162	$31,490
If the last-in, first-out inventory had been carried at average cost, the values would have been approximately $10.6 million, $11.0 million, and $11.3 million higher at December 31, 2015, 2014, and 2013, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	2015	2014
Land and land improvements	$18,194	$18,374
Buildings and structures	36,364	36,174
Machinery and equipment	193,968	176,085
Construction in progress	224	5,878
	248,750	236,511
Less: accumulated depreciation	(173,465)	(170,762)
Total property, plant and equipment, net	$75,285	$65,749
Depreciation charged against operating income totaled $8.2 million, $8.1 million and $8.2 million in 2015, 2014 and 2013, respectively.
Interest expense capitalized was $0.2 million and $0.1 million in 2015 and 2014, respectively. No interest expense was capitalized in 2013.

NOTE 5. TIMBER AND TIMBERLANDS

(Dollars in thousands)	2015	2014
Timber and timberlands	$745,634	$760,431
Logging roads	70,965	67,989
Total timber and timberlands, net	$816,599	$828,420
Depletion from company-owned lands totaled $25.3 million, $14.5 million and $14.6 million in 2015, 2014 and 2013, respectively. Amortization of certain road costs, such as bridges, culverts and gravel surfacing, totaled $3.1 million, $2.8 million and $2.7 million in 2015, 2014 and 2013, respectively.
Future payments due under timber cutting contracts total $5.1 million, $2.9 million, $1.5 million and $1.8 million in 2016, 2017, 2018 and 2019, respectively.

48 / POTLATCH CORPORATION

NOTE 6. OTHER ASSETS

Current Other Assets
(Dollars in thousands)	2015	2014
Real estate held for sale	$12,708	$11,529
Prepaid expenses	1,538	2,365
Total current other assets	$14,246	$13,894

Noncurrent Other Assets
(Dollars in thousands)	2015	2014
Deferred real estate development costs	$3,309	$3,320
Debt issuance costs - revolving line of credit	2,094	2,606
Investment in company owned life insurance (COLI)	687	877
Other	1,285	1,054
Total noncurrent other assets	$7,375	$7,857

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

(Dollars in thousands)	2015	2014
Wages, salaries and employee benefits	$9,509	$14,667
Trade accounts payable	6,351	5,656
Interest	6,797	4,811
Property and other taxes	5,304	5,663
Logging related expenses	4,127	2,983
Book overdrafts	2,836	4,385
Deferred recreational lease income	1,575	1,616
Other accrued liabilities	3,241	3,283
Total	$39,740	$43,064

NOTE 8. DEBT

(Dollars in thousands)	2015	2014
Term loans, variable rate 1.98% to 2.23% due 2019 through 2021 and fixed rate 2.95% to 4.64% due 2017 through 2024	$322,000	$322,000
Senior notes, 7.50%, due 2019	150,000	150,000
Revenue bonds, 5.90% to 6.95%, due 2024 and 2026	108,335	108,335
Debentures, 6.95%, due 2015	—	22,500
Medium-term notes, 8.75% to 8.89%, due 2016 through 2022	27,250	27,250
	607,585	630,085
Interest rate swaps (See Note 10: Financial Instruments)	581	793
Less debt issuance costs	(3,037)	(3,675)
Less unamortized discounts	(1,248)	(1,535)
Total long-term debt (includes current portion)	603,881	625,668
Less current portion of long-term debt	(5,007)	(22,870)
Long-term debt	$598,874	$602,798
TERM LOANS
In December 2014, we entered into an amended and restated term loan agreement totaling $322 million. The amended term loan agreement includes eight tranches consisting of the following:

•	two $6 million tranches, with rates of 2.95% maturing in 2017 and 3.70% maturing in 2020,

2015 FORM 10-K / 49

•	three $40 million tranches maturing each year from 2019 through 2021 at variable rates based on 3-month LIBOR plus a spread between 1.65% and 1.90%,

•	two $40 million tranches with rates of 4.29% maturing in 2022 and 4.49% maturing in 2023 and

•	one tranche of $110 million with a rate of 4.64% maturing in 2024.
We were in compliance with all term loan debt covenants at December 31, 2015 and 2014.
SENIOR NOTES
In 2009, we sold $150 million aggregate principal amount of 7.5% senior notes. The terms of these notes limit our ability, and the ability of any subsidiary guarantors, to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens.
REVENUE BONDS AND MEDIUM-TERM NOTES
The revenue bonds were originally issued in 1996. The medium term notes were originally issued during 1991 and 1992.
DEBT ISSUANCE COSTS
Debt issuance costs represent the capitalized direct costs incurred related to the issuance of debt. These costs are amortized to interest expense over the terms of the respective borrowings using the effective interest method.
DEBT MATURITIES
Scheduled principal payments due on long-term debt subsequent to December 31, 2015, are as follows:

(Dollars in thousands)
2016	$5,000
2017	11,000
2018	14,250
2019	190,000
2020	46,000
Thereafter	341,335
Total	$607,585
Principal repayments on long-term debt occur at maturity.
CREDIT AGREEMENT
On August 12, 2014, we entered into an amended and restated credit agreement with an expiration date of February 12, 2020. The credit agreement provides for a revolving line of credit with an initial aggregate principal amount not to exceed $250 million, which may be increased by up to an additional $250 million. It also includes a sublimit of $40 million for the issuance of standby letters of credit and a sublimit of $25 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of December 31, 2015, there was $30 million in borrowings outstanding under the revolving line of credit with a weighted-average interest rate of 1.79%, and approximately $1.4 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2015 was $218.6 million.
Pricing is set according to the type of borrowing. LIBOR Loans are issued at a rate equal to the British Bankers Association LIBOR Rate, while Base Rate Loans are issued at a rate equal to the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its “prime rate,” and (c) the sum of the LIBOR that would apply to a one month Interest Period plus 1.00%. The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 0.875% to 1.70% for LIBOR loans and from 0% to 0.70% for Base Rate loans, depending on our current credit rating. As of December 31, 2015, we were able to borrow under the bank credit facility with the additional applicable rate of 1.50% for LIBOR Loans and 0.50% for Base Rate Loans, with facility fees of 0.25% on the $250 million of the bank credit facility.
We were in compliance with all credit facility debt covenants at December 31, 2015 and 2014.

50 / POTLATCH CORPORATION

NOTE 9. OTHER LONG-TERM OBLIGATIONS

(Dollars in thousands)	2015	2014
Employee benefits and related liabilities	$6,832	$8,839
Cost share logging roads	6,384	5,894
Other	697	1,019
Total	$13,913	$15,752
NOTE 10. FINANCIAL INSTRUMENTS
FAIR VALUE OF FINANCIAL INSTRUMENTS
Estimated fair values of our financial instruments as of December 31 are as follows:

	2015		2014
(Dollars in thousands)	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Cash and short-term investments (Level 1)	$7,925	$7,925	$31,012	$31,012
Net derivative asset related to interest rate swaps (Level 2)	$581	$581	$793	$793
Long-term debt (including current portion of long-term debt and fair value adjustments related to fair value swaps) (Level 2)	$603,881	$626,021	$625,668	$657,943
Company owned life insurance (COLI) (Level 3)	$687	$687	$877	$877
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

2015 FORM 10-K / 51

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
FAIR VALUE HEDGES OF INTEREST RATE RISK
As of December 31, 2015, we had six separate interest rate swaps with notional amounts totaling $74.3 million associated with $24.3 million of our medium-term notes and $50.0 million of our senior notes. The objective of these swaps is to manage our exposure to fluctuations in market interest rates on our debt balances. The swaps convert interest payments with fixed rates ranging between 7.50% and 8.89% to a variable rate of 3-month LIBOR plus a spread between 5.84% and 6.52%. The interest rate swaps terminate at various dates between February 2016 and November 2019.
BALANCE SHEET AND INCOME EFFECTS OF DERIVATIVES
The fair values of derivative instruments on our Consolidated Balance Sheets as of December 31 are as follows:

	DERIVATIVE ASSETS
		2015	2014
(Dollars in thousands)	BALANCE SHEET LOCATION	FAIR VALUE	FAIR VALUE
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets, current	$7	$—
Interest rate contracts	Other assets, non-current	574	793
Total derivatives designated as hedging instruments		$581	$793
The effect of derivatives on the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013 are as follows:

	LOCATION OF GAIN RECOGNIZED IN INCOME	AMOUNT OF GAIN RECOGNIZED IN INCOME
(Dollars in thousands)		2015	2014	2013
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on hedging instruments[1]	Interest expense	$1,534	$979	$960
Net gain recognized in income from fair value hedges		$1,534	$979	$960

[1]	The realized gain on hedging instruments consist of net cash settlements and interest accruals on the interest rate swaps during the period, which are recognized in interest expense.
COMPANY OWNED LIFE INSURANCE
We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our Consolidated Balance Sheets. COLI income is included in selling, general and administrative expenses in the Consolidated Statements of Income and was not significant for the years ended December 31, 2015, 2014 and 2013. Cash receipts and disbursements are recorded as investing activities in the Consolidated Statements of Cash Flows.

52 / POTLATCH CORPORATION

NOTE 11. SAVINGS PLANS, PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
SAVINGS PLANS
Substantially all of our employees are eligible to participate in 401(k) savings plans. In 2015, 2014 and 2013, we made matching 401(k) contributions on behalf of our employees of $2.1 million, $2.0 million and $1.8 million, respectively.
PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
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

2015 FORM 10-K / 53

The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans and obligations are as follows:

	PENSION PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
(Dollars in thousands)	2015	2014	2015	2014
Benefit obligation at beginning of year	$(417,694)	$(393,565)	$(41,561)	$(47,343)
Service cost	(6,159)	(5,081)	(22)	(25)
Interest cost	(17,012)	(19,184)	(1,456)	(1,741)
Actuarial gain (loss)	27,094	(49,990)	3,778	3,229
Benefits paid	31,700	50,126	3,790	4,319
Benefit obligation at end of year	$(382,071)	$(417,694)	$(35,471)	$(41,561)

Fair value of plan assets at beginning of year	$337,059	$350,588	$—	$—
Actual return on plan assets	(14,970)	31,280	—	—
Employer contributions and benefit payments	1,811	5,317	3,790	4,319
Benefits paid	(31,700)	(50,126)	(3,790)	(4,319)
Fair value of plan assets at end of year	$292,200	$337,059	$—	$—

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1,791)	$(1,774)	$(4,182)	$(4,486)
Noncurrent liabilities	(88,080)	(78,861)	(31,289)	(37,075)
Funded status	$(89,871)	$(80,635)	$(35,471)	$(41,561)
The accumulated benefit obligation for all defined benefit pension plans is determined using the actuarial present value and was $375.5 million and $410.4 million at December 31, 2015 and 2014, respectively.
PENSION ASSETS
We utilize formal investment policy guidelines for our company-sponsored pension plan assets. Management insures that the investment policy and guidelines are adhered to and the investment objectives are met.
The general policy states that plan assets will be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that management will maintain adequate liquidity for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revise long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection include the following:
•Assets are diversified among various asset classes, such as domestic equities, global equities, fixed income, convertible securities and liquid reserves. The long-term asset allocation ranges are as follows:

Domestic and international equities	24%	-	48%
Fixed income securities	38%	-	58%
Alternatives, which may include equities and fixed income securities	12%	-	18%
Cash	0%	-	5%

•	Periodic reviews of allocations within these ranges are made to determine what adjustments should be made based on changing economic and market conditions and specific liquidity requirements.

•
Assets are managed by professional investment managers and may be invested in separately managed accounts or commingled funds. Assets are diversified by selecting different investment managers for each asset class and by limiting assets under each manager to no more than 25% of the total pension fund.

•	Assets are not invested in Potlatch stock.

54 / POTLATCH CORPORATION

The investment guidelines also provide that the individual investment managers are expected to achieve a reasonable rate of return over a market cycle. Emphasis will be placed on long-term performance versus short-term market aberrations. Factors to be considered in determining reasonable rates of return include performance achieved by a diverse cross section of other investment managers, performance of commonly used benchmarks (e.g., Russell 3000 Index, Barclays Long Credit Index, Morgan Stanley Capital International Indexes), actuarial assumptions for return on plan investments and specific performance guidelines given to individual investment managers.
The asset allocations of the pension benefit plans’ assets at December 31 by asset category are as follows:

	PENSION PLANS
ASSET CATEGORY	2015	2014
Domestic and international equities	35%	36%
Fixed income securities	48	48
Other (includes alternatives not classified as equities and fixed income securities)	17	16
Total	100%	100%
The pension assets are stated at fair value. Refer to Note 10. Financial Instruments for discussion of the framework used to measure fair value.
Following is a description of the valuation methodologies used for assets measured at fair value:

•
Corporate common and preferred stocks are valued at quoted market prices reported on the major securities markets, and are classified in Level 1. Investments in registered investment company funds for which market quotations are generally readily available are valued at the last reported sale price, official closing price or publicly available net asset value (NAV), or its equivalent on the primary market or exchange on which they are traded, and are classified in Level 1.

•
Investments in common and collective trust funds and hedge funds are generally valued based on their respective NAV (or its equivalent), as a practical expedient to estimate fair value due to the absence of readily available market prices. Investments that may be fully redeemed at NAV in the near-term are generally classified in Level 2.

•	Investments in funds that may not be fully redeemed at NAV in the near-term are generally classified in Level 3. We had no Level 3 investments at December 31, 2015 or 2014.

2015 FORM 10-K / 55

Fair value measurements are as follows:

(Dollars in thousands)	DECEMBER 31, 2015
Asset Category	Level 1	Level 2	Total
Cash and equivalents	$5,591	$—	$5,591
Domestic equity securities[1]	26,253	25,619	51,872
International equity securities[2]	411	25,733	26,144
Emerging markets[3]	1,831	23,681	25,512
Fixed income securities[4]	138,906	—	138,906
Alternatives[5]	—	44,175	44,175
Total	$172,992	$119,208	$292,200

(Dollars in thousands)	DECEMBER 31, 2014
Asset Category	Level 1	Level 2	Total
Cash and equivalents	$6,586	$—	$6,586
Equity securities:
U.S. small/mid cap[6]	1,136	—	1,136
International companies	13,782	—	13,782
Mutual funds[7]	226,710	—	226,710
Collective investments:
U.S. large cap[8]	—	30,005	30,005
Developed markets[9]	—	29,879	29,879
Emerging markets[10]	—	28,961	28,961
Total	$248,214	$88,845	$337,059

[1]
Level 1 assets are managed investments in U.S. small/mid-cap equities that track the Russell 2500 Growth index or Russell 2500 Value index. Level 2 assets are collective investments, which are invested in U.S. large-cap equities that track the S&P 500.

[2]	These collective investments are invested in equity funds of developed markets outside of the U.S. and Canada that track the MSCI EAFE Value index or MSCI EAFE Growth index.

[3]
Level 1 assets are mutual funds which are invested in the common stock of companies located (or with primary operations) in emerging markets that track the MSCI Emerging Markets index. Level 2 assets are collective investments in the common stock of companies located (or with primary operations) in emerging markets that track the MSCI Emerging Markets index.

[4]
These are mutual funds and investments in a diversified portfolio of fixed income instruments of varying maturities representing corporates, sovereign debt, U.S. treasuries, and municipals that track the Barclay's Long Term Credit index.

[5]
These are collective investments in inflation-indexed bonds, securities of real estate companies, commodity index-linked notes, fixed income securities, foreign currencies, securities of natural resource companies, master limited partnerships, publicly listed infrastructure companies, floating-rate debt, securities of global agriculture companies and securities of global timber companies.

[6]	These are managed investments in U.S. small/mid cap equities that track the Russell 2500 Growth index.

[7]
The mutual funds were 72% invested in high-quality intermediate and long-term investment grade securities, 22% invested in a diversified portfolio of fixed-income instruments of varying maturities, which may be represented by forwards or derivatives such as options, futures contracts or swap agreements and debt securities, and 6% invested in U.S. small/mid-cap equities that track the Russell 2500 Growth index.

[8]	These collective investments are invested in U.S. large cap equities that track the S&P 500.

[9]	These collective investments are invested in equity funds of developed markets outside of the United States & Canada, which track the MSCI EAFE Value or MSCI EAFE Growth index.

[10]	These collective investments are invested in equity funds of emerging markets outside of the United States & Canada, which track the MSCI Emerging Markets index.

At January 1, 2014, $10.6 million in plan assets were held in hedge funds (level 3), which were sold and settled during 2014.

56 / POTLATCH CORPORATION

PLAN ACTIVITY
Pre-tax components of net periodic cost (benefit) recognized in our Consolidated Statements of Income were as follows:

	PENSION PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
(Dollars in thousands)	2015	2014	2013	2015	2014	2013
Service cost	$6,159	$5,081	$5,318	$22	$25	$94
Interest cost	17,012	19,184	17,826	1,456	1,741	1,810
Expected return on plan assets	(20,804)	(24,512)	(26,092)	—	—	—
Amortization of prior service cost (credit)	605	748	779	(9,312)	(9,641)	(9,708)
Amortization of actuarial loss	17,937	14,451	19,929	2,047	2,186	3,209
Net periodic cost (benefit)	$20,909	$14,952	$17,760	$(5,787)	$(5,689)	$(4,595)

Other amounts recognized in our Consolidated Statements of Comprehensive Income were as follows:

	PENSION PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
(Dollars in thousands)	2015	2014	2013	2015	2014	2013
Net amount at beginning of year	$134,261	$117,167	$161,667	$(15,869)	$(18,447)	$(20,769)
Amounts arising during the period:
Net loss (gain)	8,680	43,223	(52,242)	(3,777)	(3,229)	(2,692)
Taxes	(3,386)	(16,857)	20,374	1,473	1,259	1,050
Net amount arising during the period	5,294	26,366	(31,868)	(2,304)	(1,970)	(1,642)

Amounts reclassified during the period:
Amortization of prior service (cost) credit	(605)	(748)	(779)	9,312	9,641	9,708
Amortization of actuarial loss	(17,937)	(14,451)	(19,929)	(2,047)	(2,186)	(3,209)
Taxes	7,231	5,927	8,076	(2,833)	(2,907)	(2,535)
Net reclassifications during the period	(11,311)	(9,272)	(12,632)	4,432	4,548	3,964
Net amount at end of year	$128,244	$134,261	$117,167	$(13,741)	$(15,869)	$(18,447)

Amounts recognized in accumulated other comprehensive loss on our Consolidated Balance Sheets, net of tax, consist of:

	PENSION PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFITS
(Dollars in thousands)	2015	2014	2015	2014
Net loss	$127,307	$134,717	$9,634	$(21,750)
Prior service cost (credit)	937	(456)	(23,375)	5,881
Net amount recognized	$128,244	$134,261	$(13,741)	$(15,869)
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $15.7 million and $0.5 million, respectively. The estimated net loss and prior service credit for OPEB obligations that will be amortized from accumulated other comprehensive loss into net periodic benefit over the next year are $1.7 million and $8.9 million, respectively.
EXPECTED FUNDING AND BENEFIT PAYMENTS
We are not required to make contributions to our qualified pension plans in 2016. Our non-qualified pension plan and postretirement employee benefit plans are unfunded and benefit payments are paid from our general assets. We estimate that we will make supplemental pension plan payments of $1.8 million in 2016.

2015 FORM 10-K / 57

Estimated future benefit payments, which reflect expected future service are as follows for the years indicated:

(Dollars in thousands)	PENSION PLANS	OTHER POSTRETIREMENT EMPLOYEE BENEFITS
2016	$28,602	$4,182
2017	28,250	3,917
2018	27,926	3,634
2019	27,673	3,380
2020	27,478	3,176
2021– 2025	132,612	12,584
ACTUARIAL ASSUMPTIONS
The weighted average assumptions used to determine the benefit obligation as of December 31 were:

	PENSION PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2015	2014	2013	2015	2014	2013
Discount rate	4.65%	4.25%	5.10%	4.25%	3.90%	4.45%
Rate of salaried compensation increase	3.00%	3.00%	3.00%	—	—	—

The weighted average assumptions used to determine the net periodic benefit (cost) for the years ended December 31 were:

	PENSION PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFITS
	2015	2014	2013	2015	2014	2013
Discount rate	4.25%	5.10%	4.15%	3.90%	4.45%	3.70%
Expected return on plan assets	6.75%	7.50%	8.00%	—	—	—
Rate of salaried compensation increase	3.00%	3.00%	3.50%	—	—	—
The discount rate used in the determination of pension and other postretirement employee benefit obligations was calculated using hypothetical bond portfolios to match the expected benefit payments under each of our pension plans and other postretirement employee benefit obligations based on bonds available at each year-end with a rating of "AA" or better. The portfolios were well-diversified over corporate industrial, corporate financial, municipal, federal and foreign government issuers.
The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The expected rate of return assumption that will be used to determine net periodic cost for 2016 is 6.50%.
The assumed health care cost trend rate used to calculate other postretirement employee benefit obligations as of December 31, 2015 was 7.70% for a certain group of participants under age 65 in our hourly plan and our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 4.40% in 2075.
A one percentage point change in the health care cost trend rates would have the following effects on our December 31, 2015 Consolidated Financial Statements:

(Dollars in thousands)	1% INCREASE	1% DECREASE
Effect on total service cost plus interest cost	$3,397	$(3,262)
Effect on accumulated postretirement benefit obligation	63,216	(63,216)

58 / POTLATCH CORPORATION

NOTE 12. EQUITY-BASED COMPENSATION PLANS
As of December 31, 2015, we had two stock incentive plans under which performance shares, restricted stock units (RSUs), or deferred compensation stock equivalent units were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At December 31, 2015, approximately 1.3 million shares were authorized for future use. We issue new shares of common stock to settle performance shares, restricted stock units and deferred compensation stock equivalent units.
The following table details our compensation expense and the related income tax benefit as of December 31:

(Dollars in thousands)	2015	2014	2013
Employee equity-based compensation expense:
Performance shares	3,877	3,515	3,635
Restricted stock units	881	622	742
Total employee equity-based compensation expense	$4,758	$4,137	$4,377

Deferred compensation stock equivalent units expense	$376	$345	$1,265

Total tax benefit recognized for shared-based payment awards	$319	$280	$71
PERFORMANCE SHARES
Performance share awards granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measure is met. The performance measure is based on the percentile ranking of our total shareholder return relative to the total shareholder return performance of both a selected peer group of companies and a larger group of indexed companies over the three-year performance period. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0% to 200%. Performance share awards granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive dividend equivalents in the form of additional shares at the time of payment equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. Therefore, the shares are not considered participating securities.
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
The following table presents the key inputs used in calculating the fair value of the performance share awards in 2015, 2014 and 2013, and the resulting fair values:

	2015	2014	2013
Stock price as of valuation date	$40.00	$39.76	$45.31
Risk-free rate	1.07%	0.72%	0.40%

2015 FORM 10-K / 59

The following table summarizes outstanding performance share awards as of December 31, 2015, 2014 and 2013, and changes during those years:

(Dollars in thousands, except per share amounts)	2015		2014		2013
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	160,233	$53.86	155,814	$48.73	160,214	$44.50
Granted	78,974	36.71	87,441	45.57	83,111	62.78
Vested	(77,078)	62.78	(76,202)	34.24	(71,861)	55.84
Forfeited	(1,080)	41.29	(6,820)	49.75	(15,650)	47.32
Unvested shares outstanding at December 31	161,049	41.26	160,233	53.86	155,814	48.73
Total grant date fair value of share awards vested during the year	$4,839		$2,609		$4,013
Aggregate intrinsic value of unvested share awards at December 31	$4,697		$6,709		$6,504
As of December 31, 2015, there was $3.1 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted average period of 1.5 years.
RESTRICTED STOCK UNITS
Our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan also allow for awards to be issued in the form of RSU grants. During 2015, 2014 and 2013, certain officers and other select employees of the company were granted RSU awards that will accrue dividend equivalents based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. Therefore, the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years, and the terms of certain awards follow a vesting schedule within the given time period.
A summary of the status of outstanding RSU awards as of December 31, 2015, 2014 and 2013, and changes during these years is presented below:

	2015		2014		2013
	SHARES	WEIGHTED AVE. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVE. GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVE. GRANT DATE FAIR VALUE
Unvested shares outstanding at January 1	32,455	$42.24	37,461	$38.69	40,219	$34.82
Granted	27,820	39.99	19,599	40.51	23,449	44.41
Vested	(15,385)	44.50	(21,333)	34.46	(19,796)	38.19
Forfeited	(359)	40.27	(3,272)	42.06	(6,411)	36.91
Unvested shares outstanding at December 31	44,531	40.95	32,455	42.24	37,461	38.69
Total grant date fair value of RSU awards vested during the year (in thousands)	$289		$735		$756
Aggregate intrinsic value of unvested RSU awards at December 31 (in thousands)	$1,347		$1,359		$2,511
As of December 31, 2015, there was $1.0 million of total unrecognized compensation cost related to outstanding RSU awards, which is expected to be recognized over a weighted average period of 1.8 years.

60 / POTLATCH CORPORATION

STOCK OPTIONS
No new stock options were granted in 2015, 2014 or 2013. No stock options were outstanding as of December 31, 2015 and 2014. Stock options were granted with an exercise price equal to the market price on the date of grant, were fully exercisable after two years and expired not later than 10 years from the date of grant.
A summary of the status of outstanding stock options as of December 31 2014 and 2013 and changes during those years is presented below:

	2014		2013
	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE
Outstanding at January 1	12,859	$30.92	83,827	$27.46
Shares exercised	(12,859)	30.92	(70,968)	26.25
Outstanding and exercisable at December 31	—	—	12,859	30.92
Total intrinsic value of options exercised during the year (in thousands)	$150		$1,423
Cash received from stock option exercises for the years ended December 31, 2014 and 2013 was $0.4 million and $1.9 million, respectively.
DEFERRED COMPENSATION STOCK EQUIVALENT UNITS
A long-term incentive award is granted annually to our directors, and payable upon a director's separation from service. Directors may also elect to defer their annual retainers, payable in the form of stock. All stock unit equivalent accounts are credited with dividend equivalents. As of December 31, 2015, there were 144,059 shares outstanding that will be distributed in the future to directors as common stock.
Issuance of restricted stock units awarded to certain officers and select employees may also be deferred. All stock unit equivalent accounts are credited with dividend equivalents. As of December 31, 2015, there were 63,884 RSUs which had vested, but issuance of the related stock had been deferred.

NOTE 13. INCOME TAXES
As a REIT, we generally are not subject to federal and state corporate income taxes on income of the REIT that we distribute to our shareholders. We conduct certain activities through taxable REIT subsidiaries (TRS) that are subject to corporate-level federal and state income taxes. These activities are principally comprised of our wood products manufacturing operations and certain real estate investments held for sale.
Upon REIT election, which was January 1, 2006, we were subject to corporate income taxes on built-in gains (the excess of fair market value over tax basis) for 10 years on sales of real property that were held upon REIT election. The Small Business Jobs Act of 2010 modified the built-in gains provisions to exempt sales of real properties in 2011, if five years of the recognition period had elapsed before January 1, 2011. The reduced five-year holding period was extended each year through 2014, and was made permanent in 2015. Accordingly, the built-in gains tax did not apply to Potlatch sales of real property that occurred in 2011 through 2015.
We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2015, 2014 and 2013, we recognized insignificant amounts related to interest and penalties in our tax provision. At December 31, 2015 and 2014, we had no accrued interest related to tax obligations and no accrued interest receivable with respect to open tax refunds.
Income tax expense consists of the following for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Current	$128	$21,205	$16,352
Deferred	1,097	(2,143)	(2,754)
Net operating loss carryforwards	(6,793)	625	287
Income tax (benefit) provision	$(5,568)	$19,687	$13,885

2015 FORM 10-K / 61

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
U.S. federal statutory income tax	$9,151	$38,359	$29,563
REIT income not subject to federal income tax	(14,110)	(16,812)	(13,918)
Change in valuation allowance	488	(1,818)	(683)
State income taxes, net of federal income tax	(838)	2,234	942
Domestic production activities deduction	—	(1,055)	(1,579)
Permanent book-tax differences	(70)	(1,073)	(384)
All other items	(189)	(148)	(56)
Income taxes	$(5,568)	$19,687	$13,885
Effective tax rate	(21.3)%	18.0%	16.4%
The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(Dollars in thousands)	2015	2014
Deferred tax assets:
Pensions	$35,066	$31,527
Other postretirement employee benefits	13,834	16,209
Net operating loss carryforwards	6,935	142
Inventories	2,325	2,720
Tax credits	2,123	1,904
Nondeductible accruals	2,041	2,033
Incentive compensation	2,009	2,544
Employee benefits	1,769	1,839
Other	116	224
Total deferred tax assets	66,218	59,142
Valuation allowance	(488)	—
Deferred tax assets, net of valuation allowance	65,730	59,142
Deferred tax liabilities:
Timber and timberlands, net	(5,010)	(5,120)
Property, plant and equipment, net	(14,120)	(10,626)
Total deferred tax liabilities	(19,130)	(15,746)
Net deferred tax assets	$46,600	$43,396

As of December 31, 2015, we have a federal net operating loss carryforward of $17.4 million that expires in 2035, state net operating loss carryforwards of $18.1 million that expire from 2016 through 2035, and Idaho Investment Tax Credits of $3.2 million that expire from 2016 through 2029. We use the flow-through method of accounting for investment tax credits.

With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.

The valuation allowance on our deferred tax assets increased during 2015, and was $0.5 million as of December 31, 2015. The valuation allowance is related to certain Idaho Investment Tax Credit carryforwards we expect will expire prior to realization. During 2014, the valuation allowance decreased from $2.2 million to zero, with $1.8 million of the decrease due to the actual use and expected future use of certain Idaho Investment Tax Credits.

62 / POTLATCH CORPORATION

The following table summarizes the tax years subject to examination by major taxing jurisdictions:

Jurisdiction	YEARS
Federal	2012	-	2015
Arkansas	2012	-	2015
Michigan	2011	-	2015
Minnesota	2011	-	2015
Idaho	2012	-	2015
As of December 31, 2015 and 2014, we had no liabilities for unrecognized tax benefits. We do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

NOTE 14. COMMITMENTS AND CONTINGENCIES
OPERATING LEASES
We have operating leases covering office space, equipment, land and vehicles expiring at various dates through 2028. As leases expire, it can be expected that certain leases will be renewed or replaced in the normal course of business.
As of December 31, 2015, the future minimum rental payments required under our operating leases are as follows:

(Dollars in thousands)
2016	$3,601
2017	3,496
2018	1,464
2019	717
2020	252
2021 and thereafter	88
Total	$9,618
Operating lease expense was $4.6 million, $4.0 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
LEGAL MATTERS
In January 2007, the Environmental Protection Agency (EPA) notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad's operations at the site prior to 1980. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). The EPA cleanup was completed in October 2012. On April 4, 2013, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. Our remediation was completed in October 2013. On September 25, 2015 the EPA sent us a letter asserting that the EPA and the Department of Transportation (the current owner of a portion of the adjacent property remediated by the EPA) had incurred $9.8 million in unreimbursed response costs associated with the site and that we were liable for such costs. We believe we have meritorious defenses to this claim and we intend to defend ourselves vigorously. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible. We have executed a tolling agreement with the EPA and DOT suspending the statute of limitations on the claim until June 2016 in order to facilitate negotiations of a final settlement and release. We have not recorded a liability related to this matter

2015 FORM 10-K / 63

and while it is reasonably possible that we may incur some liability in respect of this claim, we are unable to estimate at this time the amount of charges, if any, which may be required for this matter in the future.

NOTE 15. SEGMENT INFORMATION
Our businesses are organized into three reportable operating segments: Resource, Wood Products and Real Estate. The Resource segment manages our timberlands to optimize revenue producing opportunities while adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The Resource segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights leases, biomass production and carbon sequestration. The Wood Products segment manufactures and markets lumber and plywood. The business of our Real Estate segment consists primarily of the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives. The Real Estate segment engages in real estate subdivision activities through Potlatch TRS.
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

64 / POTLATCH CORPORATION

The following table presents business segment information for each of the past three years. Corporate information is included to reconcile segment data to the Consolidated Financial Statements.

(Dollars in thousands)	2015	2014	2013
Revenues:
Resource	$263,875	$252,581	$238,228
Wood Products	336,214	376,239	366,015
Real Estate	28,989	40,460	26,160
	629,078	669,280	630,403
Elimination of intersegment revenues - Resource[1]	(53,742)	(62,330)	(60,114)
Total consolidated revenues	$575,336	$606,950	$570,289
Operating Income (loss):
Resource	$76,350	$84,976	$73,425
Wood Products	(5,235)	52,442	58,892
Real Estate	16,849	26,945	18,266
Eliminations and adjustments	3,283	(190)	(907)
	91,247	164,173	149,676
Corporate	(32,340)	(31,667)	(42,078)
Operating income	58,907	132,506	107,598
Interest expense, net	(32,761)	(22,909)	(23,132)
Income before income taxes	$26,146	$109,597	$84,466

Depreciation, depletion and amortization:
Resource	$28,807	$17,847	$18,103
Wood Products	6,810	6,176	6,194
Real Estate	56	59	56
	35,673	24,082	24,353
Corporate	2,432	2,667	2,609
Total depreciation, depletion and amortization	$38,105	$26,749	$26,962
Basis of real estate sold:
Real Estate	$7,394	$9,355	$3,536
Elimination and adjustments	(382)	(709)	(632)
Total basis of real estate sold	$7,012	$8,646	$2,904
Assets:
Resource and Real Estate[2]	$837,630	$847,873	$476,628
Wood Products	131,103	118,674	115,664
	968,733	966,547	592,292
Corporate	47,879	65,199	84,910
Total consolidated assets	$1,016,612	$1,031,746	$677,202
Capital Expenditures:[3]
Resource and Real Estate	$13,681	$11,116	$12,449
Wood Products	18,482	12,551	9,013
	32,163	23,667	21,462
Corporate	569	565	1,131
Total capital expenditures	$32,732	$24,232	$22,593

[1]	Intersegment revenues were based on prevailing market prices of logs sold by our Resource segment to the Wood Products segment.

[2]	Assets are shown on a combined basis for the Resource and Real Estate segments, as we do not produce information separately for those segments for internal purposes.

[3]	Excludes acquisition of timber and timberlands.

2015 FORM 10-K / 65

All of our wood products facilities and all other assets are located within the continental United States. Geographic information regarding our revenues is summarized as follows:

(Dollars in thousands)	2015	2014	2013
United States	$573,398	$601,738	$558,138
Canada	851	2,618	9,645
Mexico	919	2,594	2,506
Other	168	—	—
Total consolidated revenues	$575,336	$606,950	$570,289

One customer within our Resource segment accounted for slightly more than 10% of our revenues in the years ended December 31, 2015, 2014 and 2013.

NOTE 16. FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	THREE MONTHS ENDED
(Dollars in thousands, except per share amounts)	MARCH 31		JUNE 30		SEPTEMBER 30		DECEMBER 31
	2015	2014	2015	2014	2015	2014	2015	2014
Revenues	$134,125	$139,579	$128,747	$143,919	$174,475	$177,215	$137,989	$146,237
Operating income	$14,027	$31,309	$7,311	$29,725	$27,714	$44,869	$9,855	$26,603
Net income	$5,656	$20,350	$711	$16,270	$21,798	$33,154	$3,549	$20,136
Net income per share[1]
Basic	$0.14	$0.50	$0.02	$0.40	$0.53	$0.81	$0.09	$0.49
Diluted	$0.14	$0.50	$0.02	$0.40	$0.53	$0.81	$0.09	$0.49

[1]	Per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the total computed for the year.

66 / POTLATCH CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2015. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2015.
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
Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

2015 FORM 10-K / 67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Potlatch Corporation:

We have audited Potlatch Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Potlatch Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists,and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Potlatch Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2015, and our report dated February 12, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
February 12, 2016

68 / POTLATCH CORPORATION

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information required by this item is incorporated by reference to the information appearing under the headings "Board of Directors," "Corporate Governance" and "Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" from our definitive Proxy Statement to be filed with the Commission on or about April 1, 2016.
Our Corporate Conduct and Ethics Code, which is applicable to all directors, officers and employees, can be found on our website at www.potlatchcorp.com. We post any amendments to or waivers from our Corporate Conduct and Ethics Code on our website.
Executive Officers of the Registrant
As of February 12, 2016, information on our executive officers is as follows:
Michael J. Covey (age 58), has served as Chief Executive Officer since February 2006 and served as President and Chief Executive Officer from 2006 to March 2013. He has been a director of the company since February 2006 and has served as Chairman of the Board of the company since January 2007.
Eric J. Cremers (age 52), has served as President and Chief Operating Officer and a director of the company since March 2013, as Executive Vice President and Chief Financial Officer from March 2012 to March 2013, and as Vice President, Finance and Chief Financial Officer from July 2007 to March 2012.
Jerald W. Richards (age 47), has served as Vice President and Chief Financial Officer since September 2013. He was employed by Weyerhaeuser Company and served as Chief Accounting Officer from October 2010 to August 2013, and corporate segment controller from 2008 to October 2010.
William R. DeReu (age 49), has served as Vice President, Real Estate and Lake States Resource since February 2012 and as Vice President, Real Estate from May 2006 to February 2012.
Lorrie D. Scott (age 61), has served as Vice President, General Counsel and Corporate Secretary since July 2010. Prior to July 2010, she was employed by Weyerhaeuser Realty Investors, Inc. and served as Senior Vice President and General Counsel from October 2007 to July 2010.
Thomas J. Temple (age 59), has served as Vice President, Wood Products and Southern Resource since February 2012 and as Vice President, Wood Products from January 2009 to February 2012.
Stephanie A. Brady (age 48), has served as Controller and Principal Accounting Officer since April 2015. She was employed by Itron, Inc. and served as North America Controller from January 2012 to March 2015 and Director of External Reporting from January 2004 to December 2011.
The term of office of the officers of the company expires at the annual meeting of our board and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

ITEM 11. EXECUTIVE COMPENSATION
Information set forth under the headings "Report of the Executive Compensation and Personnel Policies Committee," "Compensation Discussion and Analysis," "Executive Compensation Tables," "Compensation of Non-Employee Directors" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2016, is incorporated herein by reference.

2015 FORM 10-K / 69

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2016, is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE
The information required by this item regarding certain relationships and related transactions is included under the heading "Corporate Governance - Transactions with Related Persons" in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2016, and is incorporated herein by reference.
The information required by this item regarding director independence is included under the headings "Board of Directors" and "Corporate Governance - Director Independence" in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2016, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item regarding principal accounting fees and services is included under the heading "Fees Paid to Independent Registered Public Accounting Firm in 2015 and 2014" in our definitive Proxy Statement to be filed with the Commission on or about April 1, 2016, and is incorporated herein by reference.

70 / POTLATCH CORPORATION

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:
The financial statements required by this item are submitted in Item 8 of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedule:
Financial Statement Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(a) (3) Exhibits:

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

(4)(b)(i)*	Officer’s Certificate, dated January 24, 1991, filed as Exhibit (4)(a)(i) to the Original Potlatch Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (SEC File No. 001-05313)

(4)(b)(ii)*	Officer’s Certificate, dated December 12, 1991, filed as Exhibit (4)(a)(i) to the Original Potlatch Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (SEC File No. 001-05313)

2015 FORM 10-K / 71

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

(10)(g)1*	Summary of Director Compensation, effective as of May 8, 2014, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 13, 2014.

(10)(h)1*
Form of Indemnification Agreement with each director of the Registrant and with each executive officer of the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 23, 2009.

(10)(i)1*
Potlatch Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(i)(i)1*
Form of Restricted Stock Unit Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for restricted stock unit awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(i) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006.

(10)(i)(ii)1*
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

72 / POTLATCH CORPORATION

(10)(j)1*	Potlatch Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.C to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2014.

(10)(j)(i)1*	Form of 2014 Performance Share Award Notice and Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

(10)(j)(ii)1*	Form of 2014 RSU Award Notice and Award Agreement filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

(10)(k)(i)1*	Form of 2015 Performance Share Award Notice and Agreement filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 18, 2015.

(10)(k)(i)2*	Form of 2015 RSU Award Notice and Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 18, 2015.

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

(10)(q) *	First Amendment to the Amended and Restated Credit Agreement dated January 16, 2015, filed as Exhibit (10)(c) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(10)(r)	Second Amendment to the Amended and Restated Credit Agreement dated November 9, 2015.

(10)(s) *
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

(12)	Computation of Ratio of Earnings to Fixed Charges.

2015 FORM 10-K / 73

(21)	Potlatch Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 12, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheets at December 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated by reference.

[1]	Management contract or compensatory plan, contract or arrangement.

74 / POTLATCH CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)
By	/S/ MICHAEL J. COVEY
Michael J. Covey
Chairman of the Board and Chief Executive Officer
Date: February 12, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 12, 2016, by the following persons on behalf of the registrant in the capacities indicated.

BY	/S/ MICHAEL J. COVEY	Director, Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)
Michael J. Covey

BY	/S/ ERIC J. CREMERS	Director, President and Chief Operating Officer
Eric J. Cremers

BY	/S/ JERALD W. RICHARDS	Vice President and Chief Financial Officer
Jerald W. Richards

BY	/S/ STEPHANIE A. BRADY	Controller (Principal Accounting Officer)
Stephanie A. Brady

	*	Director
Linda M. Breard

	*	Director
Boh A. Dickey

	*	Director
William L. Driscoll

	*	Director
Charles P. Grenier

	*	Director
John S. Moody

	*	Director
Lawrence S. Peiros

	*	Director
Gregory L. Quesnel

*By	/S/ LORRIE D. SCOTT
Lorrie D. Scott
(Attorney-in-fact)

2015 FORM 10-K / 75