Form 10-Q
period 2016-03-31
POTLATCH CORP
filed 2016-04-27
CIK 1338749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of April 22, 2016 was 40,688,158.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I

ITEM 1. FINANCIAL STATEMENTS

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Income
Unaudited (Dollars in thousands, except per share amounts)

	Quarter Ended March 31,

	2016	2015
Revenues	$127,896	$134,125
Costs and expenses:
Cost of goods sold	109,815	107,772
Selling, general and administrative expenses	13,009	12,326
	122,824	120,098
Operating income	5,072	14,027
Interest expense, net	(6,025)	(8,069)
Income (loss) before income taxes	(953)	5,958
Income tax benefit (provision)	1,110	(302)
Net income	$157	$5,656

Net income per share:
Basic	$—	$0.14
Diluted	$—	$0.14
Dividends per share	$0.375	$0.375
Weighted-average shares outstanding (in thousands):
Basic	40,875	40,802
Diluted	40,960	40,885
The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Quarter Ended March 31,

	2016	2015
Net income	$157	$5,656
Other comprehensive income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(815) and $(849)	(1,275)	(1,328)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,695 and $1,937	2,650	3,029
Cash flow hedge, net of tax of $(105)	(164)	—
Other comprehensive income, net of tax	1,211	1,701
Comprehensive income	$1,368	$7,357
Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic cost (benefit). See Note 8: Pension and Other Postretirement Employee Benefits for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited (Dollars in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$7,789	$7,886
Short-term investments	35	39
Receivables, net	14,710	13,420
Inventories	25,028	35,162
Other assets	14,106	14,246
Total current assets	61,668	70,753
Property, plant and equipment, net	74,060	75,285
Timber and timberlands, net	810,856	816,599
Deferred tax assets, net	46,645	46,600
Other assets	8,126	7,375
Total assets	$1,001,355	$1,016,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit borrowings	$—	$30,000
Current portion of long-term debt	—	5,007
Accounts payable and accrued liabilities	44,580	39,740
Current portion of pension and other postretirement employee benefits	5,973	5,973
Total current liabilities	50,553	80,720
Long-term debt	627,709	598,874
Pension and other postretirement employee benefits	118,999	119,369
Other long-term obligations	13,618	13,913
Total liabilities	810,879	812,876
Commitments and contingencies
Stockholders' equity:
Common stock, $1 par value	40,688	40,681
Additional paid-in capital	351,188	350,541
Accumulated deficit	(88,108)	(72,983)
Accumulated other comprehensive loss	(113,292)	(114,503)
Total stockholders’ equity	190,476	203,736
Total liabilities and stockholders' equity	$1,001,355	$1,016,612
The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Quarter Ended March 31,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$157	$5,656
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	8,605	8,504
Basis of real estate sold	2,034	408
Change in deferred taxes	(1,110)	(936)
Employee benefit plans	2,737	1,723
Equity-based compensation expense	954	1,136
Other, net	(531)	(501)
Working capital and operating-related activities, net	16,047	8,447
Net cash from operating activities	28,893	24,437
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments	4	7,483
Property, plant and equipment	(932)	(4,810)
Timberlands reforestation and roads	(2,242)	(2,734)
Other, net	116	309
Net cash from investing activities	(3,054)	248
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(15,258)	(15,253)
Repayment of revolving line of credit	(30,000)	—
Repayment of long-term debt	(5,000)	—
Proceeds from issuance of long-term debt	27,500	—
Change in book overdrafts	(2,836)	(3,551)
Employee tax withholdings on vested performance share awards	(101)	(1,407)
Other, net	(241)	26
Net cash from financing activities	(25,936)	(20,185)
Increase (decrease) in cash	(97)	4,500
Cash at beginning of period	7,886	4,644
Cash at end of period	$7,789	$9,144
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$2,029	$1,498
Income taxes, net	$(1,709)	$148
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

For purposes of this report, any reference to “Potlatch,” “the company,” “we,” “us,” and “our” means Potlatch Corporation and all of its wholly-owned subsidiaries, except where the context indicates otherwise.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; certain disclosures normally provided in accordance with generally accepted accounting principles in the United States have been omitted. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 12, 2016. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included and all such adjustments are of a normal recurring nature.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which, among other things, requires lessees to recognize most leases on the balance sheet. We have operating leases covering office space, equipment, land and vehicles expiring at various dates through 2028, which would require a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, to be recognized in the statement of financial position. Lease costs would generally continue to be recognized on a straight-line basis. The future minimum payments required under our operating leases totaled $9.6 million at December 31, 2015. The ASU is effective for us on January 1, 2019.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes several aspects of the accounting for share-based payment award transactions, including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements. This ASU is effective for us on January 1, 2017. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

NOTE 3. EARNINGS PER SHARE
The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Quarter Ended March 31,

(Dollars in thousands, except per share amounts)	2016	2015
Net income	$157	$5,656

Basic weighted-average shares outstanding	40,875,179	40,801,993
Incremental shares due to:
Performance shares	69,292	70,187
Restricted stock units	15,204	12,936
Diluted weighted-average shares outstanding	40,959,675	40,885,116

Basic net income per share	$—	$0.14
Diluted net income per share	$—	$0.14
For the three months ended March 31, 2016, there were 90,272 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three months ended March 31, 2015, there were 55,987 anti-dilutive stock-based awards. Anti-dilutive stock-based awards could be dilutive in future periods.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS
INVENTORIES

(Dollars in thousands)	March 31, 2016	December 31, 2015
Inventories:
Logs	$276	$9,920
Lumber, plywood and veneer	16,096	16,932
Materials and supplies	8,656	8,310
Total inventories	$25,028	$35,162
PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	March 31, 2016	December 31, 2015
Property, plant and equipment	$248,496	$248,750
Less: accumulated depreciation	(174,436)	(173,465)
Total property, plant and equipment, net	$74,060	$75,285

NOTE 5. DEBT

In February 2016, we amended our term loan agreement to provide an additional loan in the amount of $27.5 million. This additional tranche refinanced $27.5 million of long-term debt that matured in December 2015 and February 2016. It matures in 2026 and carries a rate equal to 3-month LIBOR plus 2.15% per annum. At March 31, 2016, our term loan debt includes nine tranches totaling $349.5 million.

NOTE 6. DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks.
Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset or liability to a particular risk, such as interest rate risk, are considered fair value hedges. We have seven fair value interest rate swaps to convert interest payments on fixed-rate debt to variable-rate 3-month LIBOR plus a spread.
Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. We have one interest rate swap to convert variable-rate debt, comprised of 3-month LIBOR plus a spread, to fixed-rate debt. Our cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. Therefore, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and will be recognized in earnings when the hedged interest rate affects earnings. The amounts paid or received on this interest rate hedge will be recognized as adjustments to interest expense. As of March 31, 2016, the amount of net losses expected to be reclassified into earnings in the next 12 months is $0.3 million.
The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Assets			Liabilities
(Dollars in thousands)	Location	March 31, 2016	December 31, 2015	Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets, current	$—	$7	Long-term debt	$269	$—
Interest rate contracts	Other assets, non-current	1,523	574
Total derivatives designated as hedging instruments		$1,523	$581		$269	$—
The following tables detail the effect of derivatives on our Consolidated Statements of Income:

		Quarter Ended March 31,

(Dollars in thousands)	Location	2016	2015
Derivatives designated in fair value hedging relationships:
Realized gain on interest rate contracts [1]	Interest expense	$242	$379

		Quarter Ended March 31,

(Dollars in thousands)	Location	2016	2015
Derivatives designated in cash flow hedging relationships:
Gain (loss) recognized in OCI on derivative, net of tax of $(105) and $ - (effective portion)	Other Comprehensive Income	$(164)	$—
Gain (loss) reclassified from AOCI into income (effective portion)	Interest expense	$—	$—

1 Realized gain on hedging instruments consists of net cash settlements and interest accruals on the interest rate swaps during the periods. Net cash settlements are included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.

NOTE 7. FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of our financial instruments:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$7,824	$7,824	$7,925	$7,925
Derivative asset related to interest rate swaps (Level 2)	$1,523	$1,523	$581	$581
Derivative liability related to interest rate swaps (Level 2)	$269	$269	$—	$—
Long-term debt, including fair value adjustments related to hedging instruments (Level 2)	$627,709	$647,587	$603,881	$626,021
Company owned life insurance asset (COLI) (Level 3)	$1,122	$1,122	$687	$687
For cash and short-term investments, the carrying amount approximates fair value due to the short-term nature of these financial instruments.
The fair value of the interest rate swaps were determined by discounting the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate forward curves.
The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues, or estimated based on average market prices for comparable debt when there is no quoted market price.
The contract value of our COLI, the amount at which it could be redeemed, is used as a practical expedient to estimate fair value because market prices are not readily available.

NOTE 8. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Quarter Ended March 31,
	Pension		OPEB
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$1,507	$1,530	$5	$7
Interest cost	4,252	4,259	355	383
Expected return on plan assets	(4,766)	(5,191)	—	—
Amortization of prior service cost (credit)	130	151	(2,220)	(2,328)
Amortization of actuarial loss	3,917	4,408	428	558
Net periodic cost (benefit)	$5,040	$5,157	$(1,432)	$(1,380)
During the three months ended March 31, 2016 and 2015, we paid non-qualified supplemental pension benefits of $0.4 million and $0.4 million.
During the three months ended March 31, 2016 and 2015, we paid OPEB benefits of $1.3 million and $1.3 million.
The following tables detail the pension and OPEB changes in accumulated other comprehensive loss (AOCL):

	Quarter Ended March 31, 2016
(Dollars in thousands)	Pension	OPEB	Total
Balance at January 1	$128,244	$(13,741)	$114,503
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(79)	1,354	1,275
Actuarial loss	(2,389)	(261)	(2,650)
Total reclassification for the period	(2,468)	1,093	(1,375)
Balance at March 31	$125,776	$(12,648)	$113,128

	Quarter Ended March 31, 2015
(Dollars in thousands)	Pension	OPEB	Total
Balance at January 1	$134,261	$(15,869)	$118,392
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(92)	1,420	1,328
Actuarial loss	(2,689)	(340)	(3,029)
Total reclassification for the period	(2,781)	1,080	(1,701)
Balance at March 31	$131,480	$(14,789)	$116,691

1 Amortization of prior service credit (cost) and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

NOTE 9. EQUITY-BASED COMPENSATION

As of March 31, 2016, we had two stock incentive plans under which performance shares, restricted stock units (RSUs) and deferred compensation stock equivalent units were outstanding. These plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At March 31, 2016, approximately 1.1 million shares were authorized for future use. We issue new shares of common stock to settle performance shares, restricted stock units and deferred compensation stock equivalent units.
The following table details compensation expense and the related income tax benefit:

	Quarter Ended March 31,

(Dollars in thousands)	2016	2015
Employee equity-based compensation expense:
Performance shares	$754	$872
Restricted stock units	200	205
Total employee equity-based compensation expense	$954	$1,077

Deferred compensation stock equivalent units expense	$200	$119

Total tax benefit recognized for share-based expense	$66	$74

PERFORMANCE SHARES
The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards in 2016 and 2015:

	Quarter Ended March 31,

	2016	2015
Stock price as of valuation date	$25.92	$40.00
Risk-free rate	0.88%	1.07%
The following table summarizes outstanding performance share awards as of March 31, 2016, and changes during the three months ended March 31, 2016:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	161,049	$41.26
Granted	125,469	$30.02
Forfeited	—	$—
Unvested shares outstanding at March 31	286,518	$36.34	$9,025
As of March 31, 2016, there was $6.0 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted-average period of 1.9 years.

RESTRICTED STOCK UNITS
The following table summarizes outstanding RSU awards as of March 31, 2016, and changes during the three months ended March 31, 2016:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	44,531	$40.95
Granted	42,320	$25.92
Vested	(1,500)	$38.91
Forfeited	—	$—
Unvested shares outstanding at March 31	85,351	$33.07	$2,689
The fair value of each RSU equaled our common share price on the date of grant. The total fair value of RSU awards that vested during the three months ended March 31, 2016 was $0.1 million. As of March 31, 2016, there was $1.8 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 10. INCOME TAXES

As a real estate investment trust (REIT), we generally are not subject to federal and state corporate income taxes on income of the REIT that we distribute to our shareholders. We conduct certain activities through our taxable REIT subsidiaries (TRS), which are subject to corporate level federal and state income taxes. These taxable activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to income or loss of the TRS, as well as permanent book versus tax differences.

NOTE 11. COMMITMENTS AND CONTINGENCIES

In January 2007, the Environmental Protection Agency (EPA) notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad's operations at the site prior to 1980. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing site selecting contaminant extraction and off-site disposal as the remedial alternative. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). The EPA cleanup was completed in October 2012. On April 4, 2013, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. Our remediation was completed in October 2013. On September 25, 2015 the EPA sent us a letter asserting that the EPA and the Department of Transportation (the current owner of a portion of the adjacent property remediated by the EPA) (DOT) had incurred $9.8 million in unreimbursed response costs associated with the site and that we were liable for such costs. We believe we have meritorious defenses to this claim and we intend to defend ourselves vigorously. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible. We have executed a tolling agreement with the EPA and DOT suspending the statute of limitations on the claim until June 2016 in order to facilitate negotiations of a final settlement and release. We accrued $0.2 million for this matter in the first quarter of 2016. We believe that it is reasonably possible that we may incur additional charges in respect of this claim in the future that may exceed our accrual by up to $2.5 million.

NOTE 12. SEGMENT INFORMATION

The following table summarizes information by business segment:

	Quarter Ended March 31,

(Dollars in thousands)	2016	2015
Revenues:
Resource	$48,710	$53,955
Wood Products	83,238	89,233
Real Estate	5,566	3,111
	137,514	146,299
Elimination of intersegment revenues - Resource	(9,618)	(12,174)
Total consolidated revenues	$127,896	$134,125

Operating income:
Resource	$10,207	$14,978
Wood Products	956	3,500
Real Estate	2,075	1,599
Eliminations and adjustments	1,465	2,975
	14,703	23,052
Corporate	(9,631)	(9,025)
Operating income	5,072	14,027
Interest expense, net	(6,025)	(8,069)
Income (loss) before income taxes	$(953)	$5,958

Depreciation, depletion and amortization:
Resource	$6,128	$6,254
Wood Products	1,901	1,576
Real Estate	2	15
	8,031	7,845
Corporate	208	284
Bond discounts and deferred loan fees	366	375
Total depreciation, depletion and amortization	$8,605	$8,504

Basis of real estate sold:
Real Estate	$2,245	$471
Eliminations and adjustments	(211)	(63)
Total basis of real estate sold	$2,034	$408

NOTE 13. SUBSEQUENT EVENTS

On April 21, 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million.  The company purchased the property in 2007 and 2008 for the purpose of growing and harvesting timber and selling rural recreation parcels.  The sale frees up capital without having to wait for the rural recreation real estate market in central Idaho to recover.  We expect to record a loss of $36 million after taxes in our Real Estate segment in the second quarter of 2016.  Historical earnings generated by the property have been positive, but not material.
The asset group was classified as held and used as of March 31, 2016.  Neither a signed letter of intent, nor an approved purchase agreement were in place as of that date. Because negotiations were underway with the buyer at the balance sheet date, we believed that it was prudent to complete an undiscounted cash flow analysis to determine whether the asset group was impaired.  Given the long period of time over which cash flows would be generated in the hold scenario and management’s belief that the likelihood that a sale would be completed was 20%, the undiscounted cash flows significantly exceeded the book basis of the asset group.  Therefore, management concluded that the asset group was not impaired as of March 31, 2016.
On April 11, 2016, the company's Board of Directors authorized management, at its discretion, to repurchase up to $60 million of common stock with the proceeds from the sale of the central Idaho timberlands. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The share repurchase program does not obligate Potlatch to purchase any shares, and expires in two years. The authorization for the share repurchase program may be terminated, increased, or decreased by the company's Board of Directors in its discretion at any time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, effectiveness of the cash flow hedge, recognition of compensation costs relating to our performance shares and RSUs, real estate demand and pricing, log prices, lumber demand and prices, business conditions for our business segments, Resource segment results, Wood Products segment results, Real Estate segment results, 2016 capital spending, loss on sale of central Idaho timberlands, stock repurchase, debt repayments, reduced interest expense, and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.
Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

Results of Operations

Our business is organized into three business segments: Resource, Wood Products and Real Estate. Our Resource segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and typically represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.

In our discussions of consolidated results of operations, our revenues are reported after elimination of intersegment revenues. In our discussion by business segment, each segment's revenues are presented before the elimination of intersegment revenues.
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

Overview

In the three months ended March 31, 2016, our Resource and Wood Products segment results were affected by lower lumber prices, compared with the same period last year, resulting primarily from excess supply in the lumber markets due to several factors that occurred during 2015 and continue in 2016, including lower log and lumber volume exports from North America and a strong U.S. dollar relative to the Canadian dollar. Therefore, Resource and Wood Products revenues were lower in the first quarter of 2016, compared with the first quarter of 2015.

Consolidated Results Comparing the Quarters Ended March 31, 2016 and 2015

The following table sets forth changes in our Consolidated Statements of Income:

	Quarter Ended March 31,
(Dollars in thousands)	2016	2015	Change
Revenues	$127,896	$134,125	$(6,229)	(5)%
Costs and expenses:
Cost of goods sold	109,815	107,772	2,043	2%
Selling, general and administrative expenses	13,009	12,326	683	6%
	122,824	120,098	2,726	2%
Operating income	5,072	14,027	(8,955)	(64)%
Interest expense, net	(6,025)	(8,069)	2,044	25%
Income (loss) before income taxes	(953)	5,958	(6,911)	(116)%
Income tax benefit (provision)	1,110	(302)	1,412	n/m
Net income	$157	$5,656	$(5,499)	(97)%
Revenues - Revenues decreased in the first quarter of 2016, compared with the same period last year, primarily due to lower log and lumber prices, partially offset by Resource harvest volumes that increased 4% and Wood Products lumber shipments that increased 5%. Our Business Segment Results provide a more detailed discussion of our segments.
Cost of goods sold - Cost of goods sold increased in the first quarter of 2016, compared with the same period last year, primarily due to an increase in the average land basis of real estate sold. Our Business Segment Results provide a more detailed discussion of our segments.
Selling, general and administrative expenses - Selling, general and administrative expenses increased in the first quarter of 2016, compared with the same period last year, due to project costs associated with employee benefit administration and a $0.2 million expense related to Avery Landing, as discussed in Note 11: Commitments and Contingencies.
Interest expense, net - Interest expense decreased in the first quarter of 2016, compared with the same period last year, due to a $2.2 million patronage dividend. The patronage dividend increased as a result of the debt used to fund the acquisition of timberlands in Alabama and Mississippi in December 2014.

Income tax provision - Income taxes are primarily due to income or loss from Potlatch TRS. For the first quarter of 2016, the income tax benefit of $1.1 million is the result of Potlatch TRS’s loss before income tax of $2.1 million and permanent book versus tax differences. For the first quarter of 2015, the income tax expense of $0.3 million was the result of Potlatch TRS’s income before income tax of $1.3 million.

Business Segment Results Comparing the Quarters Ended March 31, 2016 and 2015
Resource Segment

	Quarter Ended March 31,
(Dollars in thousands)	2016	2015	Change
Revenues[1]	$48,710	$53,955	$(5,245)	(10)%
Cost of goods sold:
Logging and hauling	24,809	26,584	(1,775)	(7)%
Depreciation, depletion and amortization	6,128	6,176	(48)	(1)%
Other	6,190	4,832	1,358	28%
	37,127	37,592	(465)	(1)%
Selling, general and administrative expenses	1,376	1,385	(9)	(1)%
Operating income	$10,207	$14,978	$(4,771)	(32)%

Harvest Volumes (in tons)
Northern region
Sawlog	366,852	451,548	(84,696)	(19)%
Pulpwood	52,361	47,840	4,521	9%
Stumpage	16,207	16,903	(696)	(4)%
Total	435,420	516,291	(80,871)	(16)%

Southern region
Sawlog	185,051	154,730	30,321	20%
Pulpwood	248,152	177,345	70,807	40%
Stumpage	56,079	39,961	16,118	40%
Total	489,282	372,036	117,246	32%

Total harvest volume	924,702	888,327	36,375	4%

Sales Price/Unit ($ per ton)
Northern region
Sawlog [2]	$78	$83	$(5)	(6)%
Pulpwood [2]	$42	$43	$(1)	(2)%
Stumpage	$13	$9	$4	44%

Southern region
Sawlog [2]	$39	$40	$(1)	(3)%
Pulpwood [2]	$32	$33	$(1)	(3)%
Stumpage	$18	$18	$—	—%

1 Prior to elimination of intersegment fiber revenues of $9.6 million in 2016 and $12.2 million in 2015.
2 Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs.

Resource segment revenues decreased 10% in the first quarter of 2016, compared with the same period last year, primarily due to lower sawlog and pulpwood prices and a shift in mix with lower volumes in the Northern region and higher volumes in the Southern region.

Volumes in our Northern region decreased 16% in the first quarter of 2016, compared with the same period last year, due to a warm winter and early spring breakup. A significant portion of our sawlog sales in our Northern region are indexed to lumber prices on a one to three month lag. Lumber prices were lower in the fourth quarter of 2015, compared with the same period last year, resulting in lower sawlog prices in the first quarter of 2016.

Harvest volumes in our Southern region were 32% higher in the first quarter of 2016 due in large part to the contributions of the Alabama and Mississippi timberlands, which were acquired in December 2014 and were ramping up in the first quarter of 2015. Southern sawlog prices decreased 3% due to lower hardwood prices, partially offset by higher pine sawlog prices. Stumpage prices fluctuate based on the mix of pulpwood and sawlog volume.

Lower fuel costs favorably affected logging and hauling expense. Other expenses were higher primarily due to an increase in the number of acres fertilized, primarily in the Southern region.
Wood Products Segment

	Quarter Ended March 31,
(Dollars in thousands)	2016	2015	Change
Revenues	$83,238	$89,233	$(5,995)	(7)%
Cost of goods sold:[1]
Fiber costs	38,352	42,435	(4,083)	(10)%
Freight, logging and hauling	11,385	11,692	(307)	(3)%
Manufacturing costs	30,176	31,290	(1,114)	(4)%
Finished goods inventory change	991	(848)	1,839	217%
	80,904	84,569	(3,665)	(4)%
Selling, general and administrative expenses	1,378	1,164	214	18%
Operating income (loss)	$956	$3,500	$(2,544)	(73)%

Lumber shipments (MBF)	161,992	154,206	7,786	5%
Lumber sales prices ($ per MBF)	$324	$386	$(62)	(16)%
1 Prior to elimination of intersegment fiber costs of $9.6 million in 2016 and $12.2 million in 2015.

Revenues were $6.0 million lower in the first quarter of 2016, compared with the same period last year, due to lower lumber prices, which were partially offset by a 5% increase in lumber shipments and an increase in residuals revenue. For certain residual shipments, we now arrange the freight and bill the costs to the customer.

Cost of goods sold fluctuated based on the following factors:

•	Fiber costs decreased $4.1 million due to lower log costs in most of our mills.

•
Freight costs increased $1.6 million for residuals that were previously the responsibility of the customer. Logging and hauling costs decreased $1.9 million due to a lower volume of logs purchased under cutting contracts that were resold due to species or dimensional differences.

•
Lower manufacturing costs were the result of 11 days of downtime at our St. Maries, Idaho sawmill due to log shortages resulting from an unseasonably warm winter, as well as less maintenance expense in a few of our mills.

•
Inventory will fluctuate based on a combination of volume and fiber and manufacturing costs. With a slowing lumber market in 2015, we built inventories. In the first quarter of 2016, the lumber market was improving and inventories declined.

Real Estate Segment

	Quarter Ended March 31,
(Dollars in thousands)	2016	2015	Change
Revenues	$5,566	$3,111	$2,455	79%
Cost of goods sold:
Basis of real estate sold	2,245	471	1,774	377%
Other	618	451	167	37%
	2,863	922	1,941	211%
Selling, general and administrative expenses	628	590	38	6%
Operating income	$2,075	$1,599	$476	30%

	2016		2015
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	1,088	$2,113	243	$3,587
Rural real estate	2,281	$1,406	1,122	$1,324
Non-strategic timberland	104	$565	788	$903
Total	3,473		2,153
In the first quarter of 2016, we sold 1,320 more acres at a higher weighted average sales price, resulting in increased revenues of $2.5 million, compared with the same period last year. The average land basis per acre was higher than the prior year largely due to sales of recently acquired real estate in the South.
Liquidity and Capital Resources
Overview
At March 31, 2016, our financial highlights included:

•	cash and short-term investments of $7.8 million,

•	credit agreement borrowing capacity of $248.8 million, and

•	long-term debt of $627.7 million.
Net Cash from Operations
Net cash provided from operating activities was:

•	$28.9 million in 2016 and

•	$24.4 million in 2015.
Net cash from operations increased $4.5 million for the quarter ended March 31, 2016, compared with the same period last year, primarily due to:

•	a $6.2 million decrease in inventories due to the usage of logs over deliveries, and

•	a $1.7 million cash refund from taxes partially offset by,

•	a $4.0 million decrease in cash received from customers due to lower log and lumber prices.
Net Cash Flows from Investing Activities
Net cash used in investing activities was $3.1 million for the quarter ended March 31, 2016, compared with $0.2 million provided in 2015. Short-term investments remained flat for the quarter ended March 31, 2016, compared with a decrease of $7.5 million in 2015. Capital spending for property, plant and equipment and timber reforestation and roads during the quarter ended March 31, 2016 was $4.4 million lower than the same period in 2015. 2015 included large capital project installations at each of our four lumber mills. Capital spending is expected to be $19 million in 2016, compared with $32.7 million in 2015.

Net Cash Flows from Financing Activities
Net cash used in financing activities was $25.9 million and $20.2 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used in financing activities in 2016 was primarily attributable to the $35 million repayment of borrowings and $15.3 million of dividends to stockholders, partially offset by $27.5 million in proceeds from the issuance of long-term debt. In 2015, net cash used for financing activities was primarily attributable to paying dividends to stockholders of $15.3 million.
Credit and Term Loan Agreement

In February 2016, we amended our term loan agreement to provide an additional loan in the amount of $27.5 million. This additional tranche refinanced $27.5 million of long-term debt that matured in December 2015 and February 2016. It matures in 2026 and carries a rate equal to 3-month LIBOR plus 2.15% per annum. At March 31, 2016, our term loan debt includes nine tranches totaling $349.5 million.
As of March 31, 2016, approximately $1.2 million of capacity under our credit agreement was utilized by outstanding letters of credit, resulting in $248.8 million available for additional borrowings under our credit agreement.
The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of March 31, 2016:

	Covenant Requirement		Actuals at March 31, 2016
Interest coverage ratio	≥	3.00 to 1.00	3.25 to 1.00
Leverage ratio	≤	40%	25%
Allowable acres that may be sold[1]		480,000
1 Actual acres sold as of March 31, 2016, were 25,683 and 16,059 under the credit and term loan agreements, respectively.
Senior Notes
The terms of our senior notes limit our ability and the ability of any subsidiary guarantors to enter into restricted transactions, which include the ability to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens. However, such restricted transactions are permitted if the balance of our cumulative Funds Available for Distribution (FAD), and a FAD basket amount, provide sufficient funds to cover such restricted payments. At March 31, 2016, our cumulative FAD was $69.9 million and the FAD basket was $90.1 million.
Sale of Central Idaho Timberlands
On April 21, 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million. Net cash received was $111 million.
On April 11, 2016, the company's Board of Directors authorized management to repurchase up to $60 million of common stock over the next 24 months with the proceeds from the sale of the central Idaho timberlands.
In the second quarter of 2016, we plan to use a portion of the proceeds to repay $42.6 million of revenue bonds originally issued in 1996. This would decrease interest expense by approximately $2.5 million per year.
See Note 13: Subsequent Events in the Notes to Condensed Consolidated Financial Statements for more information.
As a result this sale, we have updated the number of non-core timberlands to be approximately 220,000 acres. This includes approximately 55,000 acres of HBU property, 55,000 acres of non-strategic timberland and 110,000 acres of rural recreational real estate property.
In addition, we have updated our harvest level to range between 3.8 million and 4.6 million tons each year over the next several years, depending on market conditions and other factors, assuming no significant timberland acquisitions or dispositions. Based on our current projections, which are based on constant timberland holdings, and that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland sales and acquisitions, we expect to harvest approximately 4.2 million tons in 2016.
Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended March 31, 2016 outside the ordinary course of business.

Off-Balance Sheet Arrangements

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risk have not changed materially since December 31, 2015. For quantitative and qualitative disclosures about market risk, see Item 7A – “Quantitative and Qualitative Disclosure about Market Risk” in our 2015 Annual Report on Form 10-K.
Quantitative Information about Market Risks
The following table summarizes our outstanding long-term debt, weighted-average interest rates and interest rate swaps as of March 31, 2016:

	EXPECTED MATURITY DATE
(Dollars in thousands)	2016	2017	2018	2019	2020	THEREAFTER	TOTAL
Variable rate debt:
Principal due	$—	$—	$—	$40,000	$40,000	$67,500	$147,500
Weighted-average interest rate				2.26%	2.51%	2.61%	2.49%
Fair value at 3/31/16							$147,500
Fixed rate debt:
Principal due	$—	$11,000	$14,250	$150,000	$6,000	$301,335	$482,585
Weighted-average interest rate		5.64%	8.88%	7.50%	3.70%	5.09%	5.95%
Fair value at 3/31/16							$498,295
Interest rate swaps[1]:
Fixed to variable	$—	$101	$459	$963	$—	$—	$1,523
Variable to fixed	$—	$—	$—	$—	$—	$269	$269
Fair value at 3/31/16							$1,792

[1] Interest rate swaps are included in long-term debt and offsetting derivative assets are included in other assets and other noncurrent assets on the Condensed Consolidated Balance Sheets. See Note 6: Derivative Instruments for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2016. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of March 31, 2016.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Internal Control over Financial Reporting
In the three months ended March 31, 2016, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1. LEGAL PROCEEDINGS
Other than the environmental proceeding described in Note 11: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference, we believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2016, the company's Board of Directors authorized a stock repurchase program. See Note 13: Subsequent Events in the Notes to Condensed Consolidated Financial Statements. There were no repurchases of common stock in the first quarter of 2016.

ITEM 6. EXHIBITS

Exhibits are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

		By	/S/ STEPHANIE A. BRADY
Stephanie A. Brady
Controller
(Duly Authorized; Principal Accounting Officer)

Date:	April 26, 2016

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(a)*
First Amendment to Term Loan Agreement dated as of February 29, 2016 among Potlatch Corporation and its wholly owned subsidiaries, as borrowers, Northwest Farm credit services, PCA, as administrative agent and the Lender from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 2, 2016.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on April 26, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the quarters ended March 31, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

 * Incorporated by reference