Form 10-Q
period 2016-06-30
POTLATCH CORP
filed 2016-07-26
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of common stock of the registrant outstanding as of July 25, 2016 was 40,518,533.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Statements of Income (Loss)

Unaudited (Dollars in thousands, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$141,495	$128,747	$269,391	$262,872
Costs and expenses:
Cost of goods sold	113,377	109,441	223,192	217,213
Selling, general and administrative expenses	13,824	11,995	26,833	24,321
Loss on sale of central Idaho timber and timberlands	48,522	—	48,522	—
	175,723	121,436	298,547	241,534
Operating income (loss)	(34,228)	7,311	(29,156)	21,338
Interest expense, net	(8,206)	(8,016)	(14,231)	(16,085)
Income (loss) before income taxes	(42,434)	(705)	(43,387)	5,253
Income tax benefit	11,196	1,416	12,306	1,114
Net income (loss)	$(31,238)	$711	$(31,081)	$6,367

Net income (loss) per share:
Basic	$(0.77)	$0.02	$(0.76)	$0.16
Diluted	$(0.77)	$0.02	$(0.76)	$0.16
Dividends per share	$0.375	$0.375	$0.75	$0.75
Weighted-average shares outstanding (in thousands):
Basic	40,784	40,843	40,837	40,822
Diluted	40,784	40,963	40,837	40,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Unaudited (Dollars in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(31,238)	$711	$(31,081)	$6,367
Other comprehensive income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(815), $(848), $(1,630) and $(1,697)	(1,274)	(1,328)	(2,549)	(2,656)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,826, $1,900, $3,521 and $3,837	2,857	2,974	5,507	6,003
Cash flow hedge, net of tax of $(264), $-, $(369) and $-	(413)	—	(577)	—
Other comprehensive income, net of tax	1,170	1,646	2,381	3,347
Comprehensive income (loss)	$(30,068)	$2,357	$(28,700)	$9,714

See Note 7: Derivative Instruments and Note 9: Pension and Other Postretirement Employee Benefits for additional information. Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

Unaudited (Dollars in thousands)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$25,301	$7,886
Short-term investments	40,077	39
Receivables, net	22,531	13,420
Inventories	30,045	35,162
Other assets	17,162	14,246
Total current assets	135,116	70,753
Property, plant and equipment, net	74,558	75,285
Timber and timberlands, net	643,814	816,599
Deferred tax assets, net	51,569	46,600
Other assets	9,088	7,375
Total assets	$914,145	$1,016,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit borrowings	$—	$30,000
Current portion of long-term debt	5,082	5,007
Accounts payable and accrued liabilities	48,290	39,740
Current portion of pension and other postretirement employee benefits	5,973	5,973
Total current liabilities	59,345	80,720
Long-term debt	581,205	598,874
Pension and other postretirement employee benefits	119,590	119,369
Other long-term obligations	13,462	13,913
Total liabilities	773,602	812,876
Commitments and contingencies
Stockholders' equity:
Common stock, $1 par value	40,519	40,681
Additional paid-in capital	352,497	350,541
Accumulated deficit	(140,351)	(72,983)
Accumulated other comprehensive loss	(112,122)	(114,503)
Total stockholders’ equity	140,543	203,736
Total liabilities and stockholders' equity	$914,145	$1,016,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited (Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,081)	$6,367
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	16,474	15,597
Basis of real estate sold	5,421	1,008
Change in deferred taxes	(6,784)	(1,707)
Employee benefit plans	6,416	3,166
Equity-based compensation expense	2,176	2,259
Loss on sale of central Idaho timber and timberlands	48,522	—
Other, net	(1,280)	(5,496)
Change in working capital and operating-related activities, net	5,797	(4,538)
Net cash from operating activities	45,661	16,656
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments	(40,038)	24,537
Property, plant and equipment	(3,488)	(12,248)
Timberlands reforestation and roads	(5,544)	(6,004)
Acquisition of timber and timberlands	(1,161)	—
Net proceeds from sale of central Idaho timber and timberlands	111,460	—
Other, net	109	433
Net cash from investing activities	61,338	6,718
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(30,453)	(30,507)
Repayment of revolving line of credit borrowings	(30,000)	—
Proceeds from revolving line of credit borrowings	—	15,000
Repayment of long-term debt	(47,600)	—
Proceeds from issuance of long-term debt	27,500	—
Repurchase of common stock	(5,956)	—
Change in book overdrafts	(2,836)	(2,246)
Employee tax withholdings on vested performance share awards	(102)	(1,445)
Other, net	(137)	(37)
Net cash from financing activities	(89,584)	(19,235)
Increase in cash	17,415	4,139
Cash at beginning of period	7,886	4,644
Cash at end of period	$25,301	$8,783
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$13,791	$13,702
Income taxes, net	$(1,740)	$1,512

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes several aspects of the accounting for share-based payment award transactions, including accounting for income taxes, diluted shares outstanding, classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements. This ASU is effective for us on January 1, 2017. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable recognition threshold for credit impairments. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. This ASU is effective for us on January 1, 2020. Our credit loss estimates are reflected in our allowance for doubtful accounts on accounts receivables, which had a balance of $0.4 million at December 31, 2015. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Net income (loss)	$(31,238)	$711	$(31,081)	$6,367

Basic weighted-average shares outstanding	40,784,129	40,842,672	40,836,503	40,822,326
Incremental shares due to:
Performance shares	—	100,915	—	92,130
Restricted stock units	—	19,901	—	18,396
Diluted weighted-average shares outstanding	40,784,129	40,963,488	40,836,503	40,932,852

Basic net income (loss) per share	$(0.77)	$0.02	$(0.76)	$0.16
Diluted net income (loss) per share	$(0.77)	$0.02	$(0.76)	$0.16

No dilutive potential shares were included in the computation of diluted net income (loss) per share for the three and six months ended 2016 due to the net loss. For the three months ended June 30, 2016 and 2015, there were 107,769 and 1,000 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2016 and 2015, there were 67,846 and 80,726 anti-dilutive stock-based awards. Anti-dilutive stock-based awards could be dilutive in future periods.

We repurchased 169,625 shares of common stock during the quarter at an average price of $35.08 per share totaling $6.0 million. The shares were retired and the excess repurchase price over par was allocated to accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

INVENTORIES

(Dollars in thousands)	June 30, 2016	December 31, 2015
Inventories:
Logs	$4,882	$9,920
Lumber, plywood and veneer	16,533	16,932
Materials and supplies	8,630	8,310
Total inventories	$30,045	$35,162

PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	June 30, 2016	December 31, 2015
Property, plant and equipment	$250,502	$248,750
Less: accumulated depreciation	(175,944)	(173,465)
Total property, plant and equipment, net	$74,558	$75,285

NOTE 5. LOSS ON SALE OF CENTRAL IDAHO TIMBER AND TIMBERLANDS

On April 21, 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million. The company purchased the property in 2007 and 2008 for the purpose of growing and harvesting timber and selling rural recreation parcels.  In the recession of 2008 the central Idaho rural recreational real estate market collapsed and has not fully recovered. The sale frees up capital without having to wait for the rural recreation real estate market in central Idaho to recover. We recorded a loss of $48.5 million before taxes in our Real Estate segment in the second quarter of 2016. Historical earnings generated by the property have been positive, but not material.

The asset group was classified as held and used as of March 31, 2016.  Neither a signed letter of intent, nor an approved purchase agreement were in place as of that date. Because negotiations were underway with the buyer at the end of the first quarter, we believed that it was prudent to complete an undiscounted cash flow analysis to determine whether the asset group was impaired. Given the long period of time over which cash flows would be generated in the hold scenario and management’s belief that the likelihood that a sale would be completed was 20%, the undiscounted cash flows significantly exceeded the book basis of the asset group.  Therefore, at March 31, 2016 management concluded that the asset group was not impaired and recorded the loss on sale in the second quarter of 2016.

NOTE 6. DEBT

In February 2016, we amended our term loan agreement to provide an additional loan in the amount of $27.5 million. This additional tranche refinanced $27.5 million of long-term debt that matured in December 2015 and February 2016. The new debt matures in 2026 and carries a rate equal to 3-month LIBOR plus 2.15% per annum.

In June 2016, we repaid $42.6 million of revenue bonds.  The bonds carried a rate of 5.9% and had a maturity date in 2026.

NOTE 7. DERIVATIVE INSTRUMENTS

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

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. We have one interest rate swap to convert variable-rate debt, comprised of 3-month LIBOR plus a spread, to fixed-rate debt. Our cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. Therefore, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and will be recognized in earnings when the hedged interest rate affects earnings. The amounts paid or received on this interest rate hedge will be recognized as adjustments to interest expense. As of June 30, 2016, the amount of net losses expected to be reclassified into earnings in the next 12 months is $0.3 million.

The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Location	June 30, 2016	December 31, 2015	Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets, current	$82	$7	Long-term debt	$946	$—
Interest rate contracts	Other assets, non-current	1,610	574
Total derivatives designated as hedging instruments		$1,692	$581		$946	$—

The following table details the effect of derivatives on our Consolidated Statements of Income:

		Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Location	2016	2015	2016	2015
Derivatives designated in fair value hedging relationships:
Realized gain on interest rate contracts[1]	Interest expense	$214	$409	$456	$788
Derivatives designated in cash flow hedging relationships:
Gain (loss) recognized on derivative, net of tax of $(264) and $(369) (effective portion)	Other Comprehensive Income	$(490)	$—	$(654)	$—
Gain (loss) reclassified into income (effective portion)	Interest expense	(77)	—	(77)	—
Net effect on other comprehensive income (loss)		$(413)	$—	$(577)	$—

1 Realized gain on hedging instruments consists of net cash settlements and interest accruals on the fair value interest rate swaps during the periods. Net cash settlements are included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.

NOTE 8. FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of our financial instruments:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$65,378	$65,378	$7,925	$7,925
Asset related to interest rate swaps (Level 2)	$1,692	$1,692	$581	$581
Liability related to interest rate swaps (Level 2)	$946	$946	$—	$—
Long-term debt, including fair value adjustments related to hedging instruments (Level 2)	$586,287	$609,232	$603,881	$626,021
Company owned life insurance asset (COLI) (Level 3)	$1,683	$1,683	$687	$687

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

NOTE 9. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Quarters Ended June 30,
	Pension		OPEB
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$1,747	$1,531	$2	$4
Interest cost	4,258	4,259	355	345
Expected return on plan assets	(4,734)	(5,192)	—	—
Amortization of prior service cost (credit)	129	152	(2,218)	(2,328)
Amortization of actuarial loss	4,253	4,408	430	466
Net periodic cost (benefit)	$5,653	$5,158	$(1,431)	$(1,513)

	Six Months Ended June 30,
	Pension		OPEB
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$3,254	$3,061	$7	$11
Interest cost	8,510	8,518	710	728
Expected return on plan assets	(9,500)	(10,383)	—	—
Amortization of prior service cost (credit)	259	303	(4,438)	(4,656)
Amortization of actuarial loss	8,170	8,816	858	1,024
Net periodic cost (benefit)	$10,693	$10,315	$(2,863)	$(2,893)

During the six months ended June 30, 2016 and 2015, we paid non-qualified supplemental pension benefits of $0.7 million and $0.9 million.

During the six months ended June 30, 2016 and 2015, we paid OPEB benefits of $1.9 million and $1.8 million.

The following tables detail the pension and OPEB changes in accumulated other comprehensive loss (AOCL):

	Quarter ended June 30, 2016
(Dollars in thousands)	Pension	OPEB	Total
Balance at March 31	$125,776	$(12,648)	$113,128
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(79)	1,353	1,274
Actuarial loss	(2,594)	(263)	(2,857)
Total reclassification for the period	(2,673)	1,090	(1,583)
Balance at June 30	$123,103	$(11,558)	$111,545

	Quarter ended June 30, 2015
(Dollars in thousands)	Pension	OPEB	Total
Balance at March 31	$131,480	$(14,789)	$116,691
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(92)	1,420	1,328
Actuarial loss	(2,689)	(285)	(2,974)
Total reclassification for the period	(2,781)	1,135	(1,646)
Balance at June 30	$128,699	$(13,654)	$115,045

	Six Months Ended June 30, 2016
(Dollars in thousands)	Pension	OPEB	Total
Balance at January 1	$128,244	$(13,741)	$114,503
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(158)	2,707	2,549
Actuarial loss	(4,983)	(524)	(5,507)
Total reclassification for the period	(5,141)	2,183	(2,958)
Balance at June 30	$123,103	$(11,558)	$111,545

	Six Months Ended June 30, 2015
(Dollars in thousands)	Pension	OPEB	Total
Balance at January 1	$134,261	$(15,869)	$118,392
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(184)	2,840	2,656
Actuarial loss	(5,378)	(625)	(6,003)
Total reclassification for the period	(5,562)	2,215	(3,347)
Balance at June 30	$128,699	$(13,654)	$115,045

1 Amortization of prior service credit (cost) and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

NOTE 10. EQUITY-BASED COMPENSATION

As of June 30, 2016, we had two stock incentive plans under which performance shares, restricted stock units (RSUs) and deferred compensation stock equivalent units outstanding. These plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At June 30, 2016, approximately 1.1 million shares were authorized for future use. We issue new shares of common stock to settle performance shares, restricted stock units and deferred compensation stock equivalent units.

The following table details equity-based compensation expense and the related income tax benefit:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Employee equity-based compensation expense:
Performance shares	$951	$950	$1,705	$1,822
Restricted stock units	271	232	471	437
Total employee equity-based compensation expense	$1,222	$1,182	$2,176	$2,259

Deferred compensation stock equivalent units expense	$220	$47	$420	$166

Total tax benefit recognized for share-based expense	$89	$78	$155	$152

PERFORMANCE SHARES

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards in 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Stock price as of valuation date	$25.92	$40.00
Risk-free rate	0.88%	1.07%
Expected volatility	23.82%	21.09%
Expected dividends	5.79%	3.75%
Expected term (years)	3.00	3.00

The following table summarizes outstanding performance share awards as of June 30, 2016, and changes during the six months ended June 30, 2016:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	161,049	$41.26
Granted	125,469	$30.02
Unvested shares outstanding at June 30	286,518	$36.64	$9,770

As of June 30, 2016, there was $5.1 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted-average period of 1.7 years.

RESTRICTED STOCK UNITS

The following table summarizes outstanding RSU awards as of June 30, 2016, and changes during the six months ended June 30, 2016:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	44,531	$40.95
Granted	43,320	$26.08
Vested	(2,000)	$39.12
Unvested shares outstanding at June 30	85,851	$33.03	$2,928

The fair value of each RSU equaled our common share price on the date of grant. The total fair value of RSU awards that vested during the six months ended June 30, 2016 was $0.1 million. As of June 30, 2016, there was $1.6 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted-average period of 1.7 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

A long-term incentive award is granted annually to our directors, and payable upon a director's separation from service. Directors may also elect to defer their annual retainers, payable in the form of stock. All stock unit equivalent accounts are credited with dividend equivalents. As of June 30, 2016, there were 148,248 shares outstanding that will be distributed in the future to directors as common stock.

Issuance of restricted stock units awarded to certain officers and select employees may also be deferred.  All stock unit equivalent accounts are credited with dividend equivalents.  As of June 30, 2016, there were 65,357 RSUs which had vested, but issuance of the related stock had been deferred.

NOTE 11. INCOME TAXES

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

As a result of the loss on sale of central Idaho timberlands, in the second quarter of 2016 $5.5 million was reclassed from a net operating loss carryforward within deferred taxes to receivables, net.

NOTE 12. COMMITMENTS AND CONTINGENCIES

In January 2007, the Environmental Protection Agency (EPA) notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad's operations at the site prior to 1980. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing site selecting contaminant extraction and off-site disposal as the remedial alternative. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). The EPA cleanup was completed in October 2012. On April 4, 2013, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. Our remediation was completed in October 2013. On September 25, 2015 the EPA sent us a letter asserting that the EPA and the Department of Transportation (the current owner of a portion of the adjacent property remediated by the EPA) (DOT) had incurred $9.6 million in unreimbursed response costs associated with the site and that we were liable for such costs. We believe we have meritorious defenses to this claim and we intend to defend ourselves vigorously. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible. We executed a tolling agreement with the EPA and DOT suspending the statute of limitations on the claim until June 2016 in order to facilitate negotiations of a final settlement and release. In June 2016, the parties agreed to extend the tolling agreement through October 6, 2016 and settlement negotiations continue. We accrued $0.2 million for this matter in the first quarter of 2016 and an additional $0.8 million for this matter in the second quarter of 2016.

NOTE 13. SEGMENT INFORMATION

The following table summarizes information by business segment:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Revenues:
Resource	$54,826	$44,111	$103,536	$98,066
Wood Products	90,924	84,191	174,162	173,424
Real Estate	9,954	10,745	15,520	13,856
	155,704	139,047	293,218	285,346
Elimination of intersegment revenues - Resource	(14,209)	(10,300)	(23,827)	(22,474)
Total consolidated revenues	$141,495	$128,747	$269,391	$262,872

Operating income (loss):
Resource	$15,672	$8,797	$25,879	$23,775
Wood Products	4,695	(1,953)	5,651	1,547
Real Estate[1]	(43,429)	8,521	(41,354)	10,120
Eliminations and adjustments	(969)	539	496	3,514
	(24,031)	15,904	(9,328)	38,956
Corporate	(10,197)	(8,593)	(19,828)	(17,618)
Operating income (loss)	(34,228)	7,311	(29,156)	21,338
Interest expense, net	(8,206)	(8,016)	(14,231)	(16,085)
Income (loss) before income taxes	$(42,434)	$(705)	$(43,387)	$5,253

Depreciation, depletion and amortization:
Resource	$5,387	$4,797	$11,515	$11,051
Wood Products	1,800	1,661	3,701	3,237
Real Estate	1	15	3	30
	7,188	6,473	15,219	14,318
Corporate	213	251	421	535
Bond discounts and deferred loan fees	468	369	834	744
Total depreciation, depletion and amortization	$7,869	$7,093	$16,474	$15,597

Basis of real estate sold:
Real Estate	$3,509	$710	$5,754	$1,181
Eliminations and adjustments	(122)	(110)	(333)	(173)
Total basis of real estate sold	$3,387	$600	$5,421	$1,008

1 In the second quarter of 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million at a loss of $48.5 million before taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, effectiveness of the cash flow hedge, recognition of compensation costs relating to our performance shares and RSUs, real estate demand and pricing, log prices, lumber demand and prices, business conditions for our business segments, Resource segment results, Wood Products segment results, Real Estate segment results, benefit of stronger Canadian dollar, 2016 capital spending, stock repurchase, debt refinancing, reduced interest expense, expected harvest levels in 2016 and beyond, and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview

During the first half of 2016, lumber demand increased as compared with the same time last year when lumber prices were decreasing. U.S. housing starts increased 8% year-over-year and the do-it-yourself market has been strong. The Canadian dollar strengthened about 6% against the U.S. dollar during 2016, which benefits lumber manufacturers located in the United States by reversing some of the competitive advantage Canada had in 2015.

In April 2016, we sold approximately 172,000 acres of non-strategic timberlands located in central Idaho for $114 million in our Real Estate segment. The sale freed up capital for a common stock repurchase program and the repayment of long-term debt without having to wait for the rural recreation real estate market in central Idaho to recover. We repurchased shares of common stock totaling $6.0 million and repaid $42.6 million in long-term debt in the three months ended June 30, 2016.

Consolidated Results Comparing the Quarters Ended March 31, 2016 and 2015

The following table sets forth changes in our Consolidated Statements of Income (Loss):

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenues	$141,495	$128,747	10%	$269,391	$262,872	2%
Costs and expenses:
Cost of goods sold	113,377	109,441	4%	223,192	217,213	3%
Selling, general and administrative expenses	13,824	11,995	15%	26,833	24,321	10%
Loss on sale of central Idaho timber and timberlands	48,522	—	*	48,522	—	*
	175,723	121,436	*	298,547	241,534	*
Operating income (loss)	(34,228)	7,311	*	(29,156)	21,338	*
Interest expense, net	(8,206)	(8,016)	2%	(14,231)	(16,085)	(12%)
Income (loss) before income taxes	(42,434)	(705)	*	(43,387)	5,253	*
Income tax benefit	11,196	1,416	*	12,306	1,114	*
Net income (loss)	$(31,238)	$711	*	$(31,081)	$6,367	*

*  Percentage change not meaningful.

Revenues

Our Business Segment Results provide a more detailed discussion of our segments.

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Revenues increased 10% in the second quarter of 2016, compared with the same period last year, primarily due to a 16% increase in harvest volumes and 12% increase in lumber shipments.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Revenues increased 2% in the first half of 2016, compared with the same period last year, primarily due to a 10% increase in harvest volumes and 9% increase in lumber shipments, partially offset by 8% lower lumber sales prices.

Cost of goods sold

Our Business Segment Results provide a more detailed discussion of our segments.

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Cost of goods sold increased 4% in the second quarter of 2016, compared with the same period last year, primarily due to logging and hauling on the higher harvest volumes and an increase in the average land basis of real estate sold due to geographic mix.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Cost of goods sold increased 3% in the first half of 2016, compared with the same period last year, primarily due to additional log and haul volumes and an increase in the average land basis of real estate sold due to geographic mix.

Selling, general and administrative expenses

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Selling, general and administrative expenses increased $1.8 million in the second quarter of 2016, compared with the same period last year, due primarily to an $0.8 million expense related to Avery Landing and higher non-cash mark-to-market adjustments related to our deferred compensation plans, which are impacted by the market price of our common stock.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Selling, general and administrative expenses increased $2.5 million in the first half of 2016, compared with the same period last year, due primarily to a $1.0 million expense related to Avery Landing and higher non-cash mark-to-market adjustments related to our deferred compensation plans, which are impacted by the market price of our common stock.

See Note 12: Commitments and Contingencies for a more detailed discussion of Avery Landing.

Loss on sale of central Idaho timber and timberlands

In April 2016, we sold approximately 172,000 acres of non-strategic timberlands located in central Idaho for $114 million, less selling costs of $2.5 million. This divestiture resulted in a $48.5 million loss before income taxes.

Interest expense, net

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Interest expense increased in the second quarter of 2016, compared with the same period last year, due to unamortized debt issuance costs that were expensed in the second quarter associated with the repayment of the $42.6 million revenue bonds.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Interest expense decreased in the first half of 2016, compared with the same period last year, due primarily to a $2.2 million patronage dividend received in the first quarter of 2016. The patronage dividend was higher in 2016, as compared with 2015, as a result of the debt used to fund the acquisition of timberlands in Alabama and Mississippi in December 2014.

Income tax provision

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the second quarter of 2016, the income tax benefit of $11.2 million is the result of the TRS’s loss before income tax of $31.1 million, partially offset by discrete tax items. For the second quarter of 2015, the income tax benefit of $1.4 million was the result of the TRS’s loss before income taxes of $3.9 million.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

For the first half of 2016, the income tax benefit of $12.3 million is the result of the TRS’s loss before income tax of $33.2 million, discrete tax items, and permanent book versus tax differences. For the first half of 2015, the income tax benefit of $1.1 million was the result of the TRS’s loss before income tax of $2.6 million and permanent book versus tax differences.

Business Segment Results

Resource Segment

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenues[1]	$54,826	$44,111	24%	$103,536	$98,066	6%
Cost of goods sold:
Logging and hauling	24,964	21,141	18%	49,773	47,725	4%
Depreciation, depletion and amortization	5,387	4,742	14%	11,515	10,918	5%
Other	7,267	7,893	(8%)	13,457	12,725	6%
	37,618	33,776	11%	74,745	71,368	5%
Selling, general and administrative expenses	1,536	1,538	—	2,912	2,923	—
Operating income	$15,672	$8,797	78%	$25,879	$23,775	9%

Harvest Volumes (in tons)
Northern region
Sawlog	388,575	287,979	35%	755,427	739,527	2%
Pulpwood	44,497	31,284	42%	96,858	79,124	22%
Stumpage	1,061	3,277	(68%)	17,268	20,180	(14%)
Total	434,133	322,540	35%	869,553	838,831	4%

Southern region
Sawlog	175,498	142,107	23%	360,549	296,837	21%
Pulpwood	240,277	270,518	(11%)	488,429	447,863	9%
Stumpage	65,596	53,176	23%	121,675	93,137	31%
Total	481,371	465,801	3%	970,653	837,837	16%

Total harvest volume	915,504	788,341	16%	1,840,206	1,676,668	10%

Sales Price/Unit ($ per ton)
Northern region
Sawlog[2]	$89	$89	—	$84	$85	(1%)
Pulpwood[2]	$40	$41	(2%)	$41	$42	(2%)
Stumpage	$11	$6	83%	$13	$9	44%

Southern region
Sawlog[2]	$42	$41	2%	$41	$41	—
Pulpwood[2]	$33	$34	(3%)	$32	$34	(6%)
Stumpage	$23	$15	53%	$21	$16	31%

1 Intersegment fiber revenues were $14.2 million and $10.3 million for the quarters ended June 30 in 2016 and 2015 and $23.8 million and $22.5 million for the six months ended June 30 in 2016 and 2015, which are not eliminated above.

2 Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs.

Revenues

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Resource segment revenues increased 24% in the second quarter of 2016, compared with the same period last year,

Volumes in our Northern region increased 35% in the second quarter of 2016, compared with the same period last year, due to an early spring breakup that occurred in the first quarter and favorable spring hauling conditions in the second quarter. Sawlog prices were comparable in both periods.

Harvest volumes in our Southern region were 3% higher in the second quarter of 2016 due to favorable weather and the sale of stumpage contracts. Southern sawlog prices are up slightly from last year while pulpwood prices are lower due to high pulp mill inventories. Stumpage prices fluctuate based on the mix of pulpwood and sawlog volumes and the mix of hardwood and softwood.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Resource segment revenues increased 6% in the first half of 2016, compared with the same period last year.

Harvest volumes in our Northern region increased 4% in the first half of 2016, compared with the same period last year. Volumes were lower than planned in the first quarter due to an early spring breakup and favorable spring hauling conditions that allowed the shortfall to be more than made up in the second quarter. A significant portion of our sawlog sales in our Northern region are indexed to lumber prices on a one to three month lag.

Harvest volumes in our Southern region were 16% higher in the first half of 2016 due in large part to the contributions of the Alabama and Mississippi timberlands, which were acquired in December 2014 and were ramping up in the first quarter of 2015. Southern sawlog prices were flat while pulpwood sale prices decreased 6% due to high inventories at pulpwood mills. Stumpage prices fluctuate based on the mix of pulpwood and sawlog volumes and the mix of hardwood and softwood.

Cost of Goods Sold

Three months ended June 30, 2016 compared with three months ended June 30, 2015

The increase in harvest volumes resulted in higher logging, hauling and depletion expense. Lower diesel prices resulted in slightly lower hauling rates.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

The increase in harvest volumes resulted in higher logging, hauling and depletion expense. Lower diesel prices resulted in slightly lower hauling rates. Other expenses were higher primarily due to an increase in the number of acres fertilized, largely in our Southern region.

Wood Products Segment

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenues	$90,924	$84,191	8%	$174,162	$173,424	0%
Cost of goods sold:[1]
Fiber costs	40,842	39,904	2%	79,194	82,339	(4%)
Freight, logging and hauling	11,786	10,974	7%	23,171	22,666	2%
Manufacturing costs	32,914	31,443	5%	63,090	62,733	1%
Finished goods inventory change	(777)	2,629	(130%)	214	1,781	(88%)
	84,765	84,950	0%	165,669	169,519	(2%)
Selling, general and administrative expenses	1,464	1,194	23%	2,842	2,358	21%
Operating income (loss)	$4,695	$(1,953)	(340%)	$5,651	$1,547	265%

Lumber shipments (MBF)	170,829	152,071	12%	332,821	306,277	9%
Lumber sales prices ($ per MBF)	$351	$351	0%	$338	$368	(8%)

1 Intersegment fiber costs were $14.2 million and $10.3 million for the quarters ended June 30 in 2016 and 2015 and $23.8 million and $22.5 million for the six months ended June 30 in 2016 and 2015, which are not eliminated above.

Revenues

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Revenues were $6.7 million higher in the second quarter of 2016, compared with the same period last year, due primarily to higher lumber shipments.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Revenues were $0.7 million higher in the first half of 2016, compared with the same period last year. Higher lumber shipments were almost entirely offset by lower lumber sales prices.

Cost of Goods Sold

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Cost of goods sold fluctuated based on the following factors:

•	Fiber costs increased $0.9 million due to higher production volumes, partially offset by lower per unit log costs, primarily in the Lake States.
•	The increase in freight costs primarily related to residual hauling costs that were previously the responsibility of the customer.
•

Higher manufacturing costs were the result of higher production volumes and scheduled maintenance at our Warren, Arkansas mill, which was completed in conjunction with the installation of a capital project and resulted in 12 days of downtime.

•

Inventory will fluctuate based on a combination of volume and fiber and manufacturing costs. With the shutdown at the Warren mill in the second quarter of 2016, we sold much of our lumber inventories at that mill while building inventories at our other mills. In the first half of 2015, lumber inventory levels were reduced as a result of downtime for two large capital projects.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Cost of goods sold fluctuated based on the following factors:

•	Fiber costs decreased $3.1 million due to lower per unit log costs in most of our mills, partially offset by higher production volumes.
•	The increase in freight, logging and hauling costs of $0.5 million relates to additional freight for residuals that were previously the responsibility of the customer.

•

Higher manufacturing costs were the result of higher production volumes, scheduled maintenance at our Warren mill which resulted in 12 days of downtime in the second quarter, and 11 days of downtime at our St. Maries, Idaho sawmill in the first quarter of 2016 due to log shortages resulting from an unseasonably warm winter. The first half of 2015 also included scheduled outages for capital projects.

•

Inventory will fluctuate based on a combination of volume and fiber and manufacturing costs. With the shutdown at the Warren mill in the second quarter of 2016, we sold much of our lumber inventories at that mill while building inventories at our other mills. In the first half of 2015, lumber inventory levels were reduced as a result of downtime for two large capital projects.

Real Estate Segment

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenues	$9,954	$10,745	(7%)	$15,520	$13,856	12%
Cost of goods sold:
Basis of real estate sold	3,509	710	394%	5,754	1,181	387%
Other	718	841	(15%)	1,336	1,292	3%
	4,227	1,551	*	7,090	2,473	*
Selling, general and administrative expenses	634	673	(6%)	1,262	1,263	0%
Sale of central Idaho timber and timberlands	48,522	—	*	48,522	—	*
Operating income (loss)	$(43,429)	$8,521	*	$(41,354)	$10,120	*

*  Percentage change not meaningful.

Three months ended June 30, 2016 compared with three months ended June 30, 2015

In the second quarter of 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million, resulting in a loss of $48.5 million before tax.  The company purchased the property in 2007 and 2008 for the purpose of growing and harvesting timber and selling rural recreation parcels.  In the recession of 2008, the central Idaho rural recreational real estate market collapsed and has not fully recovered.  The sale freed up capital without having to wait for the rural recreation real estate market in central Idaho to recover.

Excluding the sale of central Idaho timberlands, during the second quarter of 2016 we sold an additional 1,390 acres, as compared with the same time last year, at a lower weighted average sales price. The average sale prices per acre was higher in the prior year largely due to the sale of two commercial real estate sites included in HBU and geographic mix.

	Quarters Ended June 30,
	2016		2015
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	3,348	$2,263	514	$11,467
Rural real estate	1,489	$1,215	3,280	$1,394
Non-strategic timberland	693	$818	346	$813
Central Idaho timberland	171,598	$665	—	$—
Total	177,128		4,140

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Excluding the sale of central Idaho timberlands, in the first half of 2016 we sold an additional 2,710 acres, as compared with the same time last year, at a lower weighted average sales price. The average sale prices per acre was higher in the prior year largely due to the sale of two commercial real estate sites included in HBU and geographic mix.

	Six Months Ended June 30,
	2016		2015
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	4,436	$ 2,226	757	$ 8,937
Rural real estate	3,770	$ 1,331	4,402	$ 1,134
Non-strategic timberland	797	$ 785	1,134	$ 876
Central Idaho timberland	171,598	$ 665	—	$ —
Total	180,601		6,293

Liquidity and Capital Resources

Overview

At June 30, 2016, our financial highlights included:

•	cash and short-term investments of $65.4 million,
•	credit agreement borrowing capacity of $248.8 million, and
•	long-term debt of $581.2 million.

Net Cash from Operations

Net cash provided from operating activities was:

•	$45.7 million in 2016 and
•	$16.7 million in 2015.

Net cash from operations increased $29.0 million for the six months ended June 30, 2016, compared with the same period last year, primarily due to:

•	Higher customer receipts of $6 million resulting from increased revenues in Resource, Wood Products and Real Estate;
•	Lower cash operating costs of $18 million primarily due to lower inventories and per unit log costs; and
•	A cash tax refund of $1.7 million in 2016 compared with cash taxes paid of $1.5 million in 2015.

Net Cash Flows from Investing Activities

Net cash provided from investing activities was $61.3 million for the six months ended June 30, 2016, compared with $6.7 million in 2015. Short-term investments increased $40.0 million in the first half of 2016 primarily due to the proceeds of $111.5 million from the sale of approximately 172,000 acres of timberlands located in central Idaho, compared with a decrease of $24.5 million in the first half of 2015 primarily due to lower log and lumber prices.

Capital spending for property, plant and equipment and timber reforestation and roads during the first half of 2016 was $9.2 million lower than the same period in 2015. During the first half of 2015, we completed two large capital projects at our lumber mills. Capital spending for property, plant and equipment and timber reforestation and roads is expected to be $19 million in 2016, compared with $32.7 million in 2015.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $89.6 million and $19.2 million for the six months ended June 30, 2016 and 2015, respectively. Net cash used in financing activities in 2016 was primarily attributable to the $77.6 million repayment of borrowings (see Credit and Term Loan Agreements below), $30.5 million of dividends to stockholders and $6.0 million in the repurchase of common stock, partially offset by $27.5 million in proceeds from the issuance of long-term debt. In 2015, net cash used in financing activities was primarily attributable to dividend payments to stockholders of $30.5 million, partially offset by a $15.0 million draw on our revolving line of credit.

Credit and Term Loan Agreements

In February 2016, we amended our term loan agreement to provide an additional loan in the amount of $27.5 million. This additional tranche refinanced $27.5 million of long-term debt that matured in December 2015 and February 2016. The new debt matures in 2026 and carries a rate equal to 3-month LIBOR plus 2.15% per annum. At June 30, 2016, our term loan debt includes nine tranches totaling $349.5 million.

In June 2016, we repaid $42.6 million of revenue bonds.  The bonds carried a rate of 5.9% and had a maturity date in 2026.

During the third quarter of 2016, we plan to refinance $65.7 million of revenue bonds, which carry a rate of 6.0% and mature in 2024.

As of June 30, 2016, approximately $1.2 million of capacity under our credit agreement was utilized by outstanding letters of credit, resulting in $248.8 million available for additional borrowings under our credit agreement.

The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of June 30, 2016:

	Covenant Requirement		Actuals at June 30, 2016
Interest coverage ratio	≥	3.00 to 1.00	7.18
Leverage ratio	≤	40%	26%
Allowable acres that may be sold[1]		480,000

1 Actual acres sold as of June 30, 2016, were 202,811 and 16,059 under the credit and term loan agreements, respectively.  The term loan agreement allows for an exclusion of up to 250,000 acres sold in the fiscal years ending December 31, 2016 and December 31, 2017.

Senior Notes

The terms of our senior notes limit our ability and the ability of any subsidiary guarantors to enter into restricted transactions, which include the ability to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens. However, such restricted transactions are permitted if the balance of our cumulative Funds Available for Distribution (FAD), and a FAD basket amount, provide sufficient funds to cover such restricted payments. At June 30, 2016, our cumulative FAD was $187.8 million and the FAD basket was $90.1 million.

Sale of Central Idaho Timberlands

On April 21, 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million. Net cash received was $111.5 million.

As a result of this sale, we have updated the number of non-core timberlands to be approximately 220,000 acres. This includes approximately 55,000 acres of HBU property, 55,000 acres of non-strategic timberland and 110,000 acres of rural recreational real estate property.

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

Contractual Obligations

There have been no material changes to our contractual obligations in the six months ended June 30, 2016 outside the ordinary course of business.

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

Quantitative Information about Market Risks

The table below provides information about our outstanding long-term debt, weighted-average interest rates and interest rate swaps as of June 30, 2016. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve.

	EXPECTED MATURITY DATE
(Dollars in thousands)	2016	2017	2018	2019	2020	THEREAFTER	TOTAL	FAIR VALUE
Variable rate debt:
Principal due	$—	$—	$—	$40,000	$40,000	$67,500	$147,500	$147,500
Average interest rate				2.65%	3.00%	3.33%	3.06%
Fixed rate debt:
Principal due	$—	$11,000	$14,250	$150,000	$6,000	$258,735	$439,985	$459,094
Average interest rate		5.64%	8.88%	7.50%	3.70%	4.96%	5.95%
Interest rate swaps:
Fixed to variable	$—	$5,000	$14,250	$50,000	$—	$—	$69,250	$69,250
Average pay rate		7.07%	7.02%	6.84%			6.89%
Average receive rate		8.88%	8.88%	7.50%			7.88%
Variable to fixed	$—	$—	$—	$—	$—	$27,500	$27,500	$27,500
Average pay rate						1.73%	1.73%
Average receive rate						1.52%	1.52%

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2016. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of June 30, 2016.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

In the six months ended June 30, 2016, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the environmental proceeding described in Note 12: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference, we believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On April 26, 2016, the company announced that its Board of Directors had authorized management to repurchase up to $60 million of common stock over a period of 24 months (the “Repurchase Plan”).

Common Share Purchases	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April (4/28/16 - 4/30/16)	94,625	$35.46	94,625	$56,644,779
May (5/1/16 - 5/31/16)	75,000	$34.61	75,000	$54,048,978
June (6/1/16 - 6/30/16)	—	$—	—	$54,048,978
Total Shares Purchased	169,625	$35.08	169,625

During the second quarter of 2016, we repurchased 169,625 shares of common stock for $5.96 million (including transaction costs).  Transaction costs are not counted against authorized funds under the Repurchase Plan.  All purchases were made in open-market transactions.

We record share repurchases upon trade date, as opposed to the settlement date when cash is disbursed.  We record a liability to account for repurchases that have not been settled.  There were no unsettled repurchases as of June 30, 2016.

ITEM 6. EXHIBITS

Exhibits are listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

		By	/S/ STEPHANIE A. BRADY
Stephanie A. Brady
Controller
(Duly Authorized; Principal Accounting Officer)

Date:	July 26, 2016

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101

The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2016, filed on July 26, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the quarter and six months ended June 30, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the quarter and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the quarter and six months ended June 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

* Incorporated by reference