Form 10-Q
period 2016-09-30
POTLATCH CORP
filed 2016-10-25
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares of common stock of the registrant outstanding as of October 21, 2016 was 40,518,533.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Statements of Income (Loss)

Unaudited (Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$174,027	$174,475	$443,418	$437,347
Costs and expenses:
Cost of goods sold	122,132	136,072	345,324	353,285
Selling, general and administrative expenses	12,901	10,689	39,734	35,010
Loss on sale of central Idaho timber and timberlands	—	—	48,522	—
	135,033	146,761	433,580	388,295
Operating income	38,994	27,714	9,838	49,052
Interest expense, net	(7,786)	(8,335)	(22,017)	(24,420)
Income (loss) before income taxes	31,208	19,379	(12,179)	24,632
Income tax (provision) benefit	(3,562)	2,419	8,744	3,533
Net income (loss)	$27,646	$21,798	$(3,435)	$28,165

Net income (loss) per share:
Basic	$0.68	$0.53	$(0.08)	$0.69
Diluted	$0.68	$0.53	$(0.08)	$0.69
Dividends per share	$0.375	$0.375	$1.125	$1.125
Weighted-average shares outstanding (in thousands):
Basic	40,740	40,846	40,807	40,831
Diluted	40,933	40,985	40,807	40,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Statements of Comprehensive Income

Unaudited (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$27,646	$21,798	$(3,435)	$28,165
Other comprehensive income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax of $(815), $(850), $(2,445) and $(2,547)	(1,275)	(1,327)	(3,824)	(3,983)
Amortization of actuarial loss included in net periodic cost, net of tax of $1,760, $2,009, $5,281 and $5,846	2,753	3,139	8,260	9,142
Cash flow hedge, net of tax of $72, $-, $(297) and $-	112	—	(465)	—
Other comprehensive income, net of tax	1,590	1,812	3,971	5,159
Comprehensive income	$29,236	$23,610	$536	$33,324

See Note 7: Derivative Instruments and Note 9: Pension and Other Postretirement Employee Benefits for additional information. Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

Unaudited (Dollars in thousands)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$32,734	$7,886
Short-term investments	40,121	39
Receivables, net	37,175	13,420
Inventories	41,006	35,162
Other assets	9,940	14,246
Total current assets	160,976	70,753
Property, plant and equipment, net	73,259	75,285
Timber and timberlands, net	647,875	816,599
Deferred tax assets, net	42,393	46,600
Other assets	8,622	7,375
Total assets	$933,125	$1,016,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit borrowings	$—	$30,000
Current portion of long-term debt	5,053	5,007
Accounts payable and accrued liabilities	52,838	39,740
Current portion of pension and other postretirement employee benefits	5,973	5,973
Total current liabilities	63,864	80,720
Long-term debt	580,317	598,874
Pension and other postretirement employee benefits	118,679	119,369
Other long-term obligations	14,502	13,913
Total liabilities	777,362	812,876
Commitments and contingencies
Stockholders' equity:
Common stock, $1 par value	40,519	40,681
Additional paid-in capital	353,702	350,541
Accumulated deficit	(127,926)	(72,983)
Accumulated other comprehensive loss	(110,532)	(114,503)
Total stockholders’ equity	155,763	203,736
Total liabilities and stockholders' equity	$933,125	$1,016,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited (Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,435)	$28,165
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	25,723	28,154
Basis of real estate sold	6,686	3,389
Change in deferred taxes	1,375	(2,786)
Employee benefit plans	7,988	4,774
Equity-based compensation expense	3,290	3,589
Loss on sale of central Idaho timber and timberlands	48,522	—
Other, net	(1,141)	(675)
Change in working capital and operating-related activities, net	(13,318)	(9,462)
Funding of qualified pension plans	(1,300)	—
Net cash from operating activities	74,390	55,148
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments	(40,082)	26,328
Property, plant and equipment	(4,262)	(16,240)
Timberlands reforestation and roads	(10,421)	(11,155)
Acquisition of timber and timberlands	(1,180)	(9,320)
Net proceeds from sale of central Idaho timber and timberlands	111,460	—
Other, net	525	644
Net cash from investing activities	56,040	(9,743)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(45,647)	(45,761)
Repayment of revolving line of credit borrowings	(30,000)	—
Repayment of long-term debt	(113,335)	—
Proceeds from issuance of long-term debt	93,235	—
Repurchase of common stock	(5,956)	—
Change in book overdrafts	(2,836)	(1,440)
Other, net	(1,043)	(1,542)
Net cash from financing activities	(105,582)	(48,743)
Change in cash	24,848	(3,338)
Cash at beginning of period	7,886	4,644
Cash at end of period	$32,734	$1,306
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$19,690	$18,067
Income taxes, net	$(1,828)	$1,528

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which, among other things, requires lessees to recognize most leases on the balance sheet. We have operating leases covering office space, equipment, land and vehicles expiring at various dates through 2028, which would require a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, to be recognized in the statement of financial position. Lease costs would generally continue to be recognized on a straight-line basis. We expect our right-of-use asset and lease liability will approximate our current future minimum lease payments required under our operating leases, which were $9.6 million at December 31, 2015. The ASU is effective for us on January 1, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable recognition threshold for credit impairments. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. The guidance provides no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. This ASU is effective for us on January 1, 2020. Our credit loss estimates are reflected in our allowance for doubtful accounts on accounts receivables, which had a balance of $0.4 million at December 31, 2015. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in practice where the FASB was either unclear or did not provide specific guidance for classifying cash payments and receipts in the statement of cash flows for eight specific transactions. The ASU currently applies to our proceeds from the settlement of corporate-owned life insurance policies, which require cash proceeds received from the settlement of corporate-owned life insurance policies to be classified as cash inflows from investing activities. This ASU is effective for us retrospectively on January 1, 2018, with early adoption permitted. We report our cash flow activity consistent with the new ASU and, therefore, the adoption of this guidance will have no effect on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. There are no new disclosure requirements. This ASU is effective for us on January 1, 2018. Early option is permitted in the first interim period of 2017.  We are currently evaluating the impact of this ASU on our consolidated financial statements, which includes assessing the timing of certain asset sales to outside parties.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Net income (loss)	$27,646	$21,798	$(3,435)	$28,165

Basic weighted-average shares outstanding	40,739,730	40,846,315	40,807,028	40,831,296
Incremental shares due to:
Performance shares	157,145	118,149	—	115,534
Restricted stock units	36,476	20,624	—	20,039
Diluted weighted-average shares outstanding	40,933,351	40,985,088	40,807,028	40,966,869

Basic net income (loss) per share	$0.68	$0.53	$(0.08)	$0.69
Diluted net income (loss) per share	$0.68	$0.53	$(0.08)	$0.69

No dilutive potential shares were included in the computation of diluted net loss per share for the first nine months of 2016 due to the net loss. For the three months ended September 30, 2016 and 2015, there were 12,139 and 36 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2016 there were 139,216 anti-dilutive stock-based awards. For the nine months ended September 30, 2015, there were no anti-dilutive stock-based awards. Anti-dilutive stock-based awards could be dilutive in future periods.

We repurchased 169,625 shares of common stock during the second quarter at an average price of $35.08 per share totaling $6.0 million. The shares were retired and the excess repurchase price over par was allocated to accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

INVENTORIES

(Dollars in thousands)	September 30, 2016	December 31, 2015
Inventories:
Logs	$13,748	$9,920
Lumber, plywood and veneer	18,633	16,932
Materials and supplies	8,625	8,310
Total inventories	$41,006	$35,162

PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	September 30, 2016	December 31, 2015
Property, plant and equipment	$249,721	$248,750
Less: accumulated depreciation	(176,462)	(173,465)
Total property, plant and equipment, net	$73,259	$75,285

NOTE 5. LOSS ON SALE OF CENTRAL IDAHO TIMBER AND TIMBERLANDS

On April 21, 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million. The company purchased the property in 2007 and 2008 for the purpose of growing and harvesting timber and selling rural recreational parcels.  In the recession of 2008 the central Idaho rural recreational real estate market collapsed and has not recovered. The sale freed up capital without having to wait for the rural recreational real estate market in central Idaho to recover. We recorded a loss of $48.5 million before taxes in our Real Estate segment in the second quarter of 2016. Historical earnings generated by the property were positive, but not material.

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

In August 2016, we refinanced $65.7 million of revenue bonds at a rate of 2.75%. The original bonds, which carried a rate of 6.0%, were extinguished and a new debt obligation was simultaneously issued. The principal balance and maturity date in 2024 remain unchanged.

NOTE 7. DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks.

Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset or liability to a particular risk, such as interest rate risk, are considered fair value hedges. We have five fair value interest rate swaps to convert interest payments on fixed-rate debt to variable-rate 3-month LIBOR plus a spread.

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. We have one interest rate swap to convert variable-rate debt, comprised of 3-month LIBOR plus a spread, to fixed-rate debt. Our cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. Therefore, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and will be recognized in earnings when the hedged interest rate affects earnings. The amounts paid or received on this interest rate hedge will be recognized as adjustments to interest expense. As of September 30, 2016, the amount of net losses expected to be reclassified into earnings in the next 12 months is $0.2 million.

The following table presents the gross fair values of our interest rate contracts designated as hedging instruments on our Condensed Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
Location	September 30, 2016	December 31, 2015	Location	September 30, 2016	December 31, 2015
Other assets, current	$53	$7		$—	$—
Other assets, non-current	1,053	574	Long-term debt	762	—
	$1,106	$581		$762	$—

The following table details the effect of derivatives on our Consolidated Statements of Income (Loss):

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Location	2016	2015	2016	2015
Derivatives designated in fair value hedging relationships:
Realized gain on interest rate contracts[1]	Interest expense	$186	$385	$642	$1,173
Derivatives designated in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income, net of tax (effective portion)		$36	$—	$(618)	$—
Loss reclassified from accumulated other comprehensive income into interest expense (effective portion)[1]	Interest expense	76	—	153	—
Net effect on other comprehensive income		$112	$—	$(465)	$—

1 Realized gain and losses on interest rate contracts consist of net cash received or paid and interest accruals on the interest rate swaps during the periods. Net cash received or paid is included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.

NOTE 8. FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of our financial instruments:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$72,855	$72,855	$7,925	$7,925
Revolving line of credit borrowings (Level 1)	$—	$—	$30,000	$30,000
Asset related to interest rate swaps (Level 2)	$1,106	$1,106	$581	$581
Liability related to interest rate swaps (Level 2)	$762	$762	$—	$—
Long-term debt, including fair value adjustments related to hedging instruments (Level 2)	$585,370	$607,766	$603,881	$626,021
Company owned life insurance asset (COLI) (Level 3)	$1,793	$1,793	$687	$687

For cash and short-term investments and revolving line of credit borrowings, the carrying amount approximates fair value due to the short-term nature of these financial instruments.

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

NOTE 9. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended September 30,
	Pension		OPEB
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$1,627	$1,559	$3	$5
Interest cost	4,255	4,241	355	364
Expected return on plan assets	(4,750)	(5,220)	—	—
Amortization of prior service cost (credit)	130	151	(2,220)	(2,328)
Amortization of actuarial loss	4,083	4,636	430	512
Net periodic cost (benefit)	$5,345	$5,367	$(1,432)	$(1,447)

	Nine Months Ended September 30,
	Pension		OPEB
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$4,881	$4,620	$10	$16
Interest cost	12,765	12,759	1,065	1,092
Expected return on plan assets	(14,250)	(15,603)	—	—
Amortization of prior service cost (credit)	389	454	(6,658)	(6,984)
Amortization of actuarial loss	12,253	13,452	1,288	1,536
Net periodic cost (benefit)	$16,038	$15,682	$(4,295)	$(4,340)

During the nine months ended September 30, 2016, we made a qualified pension plan contribution of $1.3 million. During the nine months ended September 30, 2016 and 2015, we paid non-qualified supplemental pension benefits of $1.3 million and $1.4 million and OPEB benefits of $2.6 million and $2.9 million, respectively.

The following tables detail the pension and OPEB changes in accumulated other comprehensive loss (AOCL):

	Three Months Ended September 30, 2016
(Dollars in thousands)	Pension	OPEB	Total
Balance at June 30	$123,103	$(11,558)	$111,545
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(79)	1,354	1,275
Actuarial loss	(2,492)	(261)	(2,753)
Total reclassification for the period	(2,571)	1,093	(1,478)
Balance at September 30	$120,532	$(10,465)	$110,067

	Three Months Ended September 30, 2015
(Dollars in thousands)	Pension	OPEB	Total
Balance at June 30	$128,699	$(13,654)	$115,045
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(93)	1,420	1,327
Actuarial loss	(2,828)	(311)	(3,139)
Total reclassification for the period	(2,921)	1,109	(1,812)
Balance at September 30	$125,778	$(12,545)	$113,233

1 Amortization of prior service credit (cost) and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Pension	OPEB	Total
Balance at January 1	$128,244	$(13,741)	$114,503
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(237)	4,061	3,824
Actuarial loss	(7,475)	(785)	(8,260)
Total reclassification for the period	(7,712)	3,276	(4,436)
Balance at September 30	$120,532	$(10,465)	$110,067

	Nine Months Ended September 30, 2015
(Dollars in thousands)	Pension	OPEB	Total
Balance at January 1	$134,261	$(15,869)	$118,392
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(277)	4,260	3,983
Actuarial loss	(8,206)	(936)	(9,142)
Total reclassification for the period	(8,483)	3,324	(5,159)
Balance at September 30	$125,778	$(12,545)	$113,233

1 Amortization of prior service credit (cost) and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

NOTE 10. EQUITY-BASED COMPENSATION

As of September 30, 2016, we had two stock incentive plans under which performance shares, restricted stock units (RSUs) and deferred compensation stock equivalent units were outstanding. These plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At September 30, 2016, approximately 1.1 million shares were authorized for future use. We issue new shares of common stock to settle performance shares, restricted stock units and deferred compensation stock equivalent units.

The following table details equity-based compensation expense and the related income tax benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Employee equity-based compensation expense:
Performance shares	$866	$1,090	$2,571	$2,912
Restricted stock units	248	240	719	677
Total employee equity-based compensation expense	$1,114	$1,330	$3,290	$3,589

Deferred compensation stock equivalent units expense	$184	$(1)	$604	$165

Total tax benefit recognized for share-based expense	$81	$89	$236	$241

PERFORMANCE SHARES

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards in 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Stock price as of valuation date	$25.92	$40.00
Risk-free rate	0.88%	1.07%
Expected volatility	23.82%	21.09%
Expected dividends	5.79%	3.75%
Expected term (years)	3.00	3.00

The following table summarizes outstanding performance share awards as of September 30, 2016, and changes during the nine months ended September 30, 2016:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	161,049	$41.26
Granted	125,469	$30.02
Unvested shares outstanding at September 30	286,518	$36.64	$11,143

As of September 30, 2016, there was $4.3 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted-average period of 1.4 years.

RESTRICTED STOCK UNITS

The following table summarizes outstanding RSU awards as of September 30, 2016, and changes during the nine months ended September 30, 2016:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	44,531	$40.95
Granted	43,320	$26.08
Vested	(5,400)	$39.83
Unvested shares outstanding at September 30	82,451	$32.73	$3,207

The fair value of each RSU equaled our common share price on the date of grant. The total fair value of RSU awards that vested during the nine months ended September 30, 2016 was $0.2 million. As of September 30, 2016, there was $1.6 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted-average period of 1.7 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

A long-term incentive award is granted annually to our directors and payable upon a director's separation from service. Directors may also elect to defer their quarterly retainers, which is typically payable in the form of stock. All stock unit equivalent accounts are credited with dividend equivalents. As of September 30, 2016, there were 150,063 shares outstanding that will be distributed in the future to directors as common stock.

Issuance of restricted stock units awarded to certain officers and select employees may also be deferred.  All stock unit equivalent accounts are credited with dividend equivalents.  As of September 30, 2016, there were 71,483 RSUs which had vested, but issuance of the related stock had been deferred.

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

At September 30, 2016 $11.0 million was classified as taxes receivable within Receivables, net on the Condensed Consolidated Balance Sheet. At December 31, 2015, we classified the 2015 tax loss of $5.5 million as a deferred tax asset with the intention of carrying the loss forward into 2016. As a result of the loss on sale of central Idaho timberlands in the second quarter of 2016, we reclassified the $5.5 million loss carryforward to a loss carryback, resulting in a tax receivable at September 30, 2016. In addition, we expect to use $4.0 million in tax benefits in the fourth quarter of 2016 and receive $1.5 million in tax refunds.

Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions we have taken on previously filed tax returns are not sustained. During the third quarter of 2016, we recorded $850,000 in unrecognized tax benefits related to certain federal and state tax credit studies that were completed in the third quarter of 2016.

NOTE 12. COMMITMENTS AND CONTINGENCIES

In January 2007, the Environmental Protection Agency (EPA) notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad's operations at the site prior to 1980. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing site selecting contaminant extraction and off-site disposal as the remedial alternative. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). The EPA cleanup was completed in October 2012. On April 4, 2013, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. Our remediation was completed in October 2013. On September 25, 2015 the EPA sent us a letter asserting that the EPA and the Department of Transportation (the current owner of a portion of the adjacent property remediated by the EPA) (DOT) had incurred $9.6 million in unreimbursed response costs associated with the site and that we were liable for such costs. We believe we have meritorious defenses to this claim and we intend to defend ourselves vigorously. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible. We executed a tolling agreement with the EPA and DOT suspending the statute of limitations on the claim until September 2016 in order to facilitate negotiations of a final settlement and release. In September 2016, the parties agreed to extend the tolling agreement through October 6, 2016. The tolling agreement has been further extended through February 22, 2017 and settlement negotiations continue. We accrued $0.2 million for this matter in the first quarter of 2016 and an additional $0.8 million for this matter in the second quarter of 2016.

NOTE 13. SEGMENT INFORMATION

The following table summarizes information by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Revenues:
Resource	$85,822	$102,322	$189,358	$200,388
Wood Products	97,620	82,868	271,782	256,292
Real Estate	8,426	7,828	23,946	21,684
	191,868	193,018	485,086	478,364
Intersegment Resource revenues	(17,841)	(18,543)	(41,668)	(41,017)
Total consolidated revenues	$174,027	$174,475	$443,418	$437,347

Income (loss) before income taxes:
Resource	$33,303	$36,389	$59,182	$60,164
Wood Products	10,657	(5,422)	16,308	(3,875)
Real Estate[1]	5,885	4,234	(35,469)	14,354
Eliminations and adjustments	(1,946)	(564)	(1,450)	2,950
	47,899	34,637	38,571	73,593
Corporate	(8,905)	(6,923)	(28,733)	(24,541)
Operating income	38,994	27,714	9,838	49,052
Interest expense, net	(7,786)	(8,335)	(22,017)	(24,420)
Income (loss) before income taxes	$31,208	$19,379	$(12,179)	$24,632

Depreciation, depletion and amortization:
Resource	$6,456	$10,262	$17,971	$21,313
Wood Products	1,837	1,693	5,538	4,930
Real Estate	—	14	3	44
	8,293	11,969	23,512	26,287
Corporate	187	219	608	754
Bond discounts and deferred loan fees	769	369	1,603	1,113
Total depreciation, depletion and amortization	$9,249	$12,557	$25,723	$28,154

Basis of real estate sold:
Real Estate	$1,364	$2,450	$7,118	$3,631
Eliminations and adjustments	(99)	(69)	(432)	(242)
Total basis of real estate sold	$1,265	$2,381	$6,686	$3,389

1 In the second quarter of 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million at a loss of $48.5 million before taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, effectiveness of the cash flow hedge, recognition of compensation costs relating to our performance shares and RSUs, real estate demand and pricing, log prices, lumber demand and prices, business conditions for our business segments, Resource segment results, Wood Products segment results, Real Estate segment results, 2016 capital spending, stock repurchase, expected harvest levels in 2016 and beyond, and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

Results of Operations

Our business is organized into three business segments: Resource, Wood Products and Real Estate. Our Resource segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and represent a portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.

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

Overview

Monthly U.S. housing starts have been up and down while the do-it-yourself market has been strong. The South continues to experience excess sawlog supply. The Canadian dollar has strengthened about 5% against the U.S. dollar during 2016, which benefits lumber manufacturers located in the United States by reversing some of Canada’s competitive advantage. The one-year standstill period that followed the softwood lumber agreement expiration ended October 12, 2016 and the terms and timing of a new agreement are uncertain.

All three of our business segments contributed to our solid results for the three and nine months ended September 30, 2016. Our 2015 capital projects at each of our lumber mills have resulted in improved lumber recovery, better grade yield and increased production. The Real Estate segment sold approximately 172,000 acres of non-strategic timberlands located in central Idaho for $114 million in the second quarter of 2016.

The central Idaho sale freed up capital for the repayment of $42.6 million of long-term debt and a common stock repurchase program. We also refinanced $65.7 million of tax exempt bonds which reduced the interest rate from 6.0% to 2.75%.

Consolidated Results

The following table sets forth changes in our Consolidated Statements of Income (Loss):

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenues	$174,027	$174,475	0%	$443,418	$437,347	1%
Costs and expenses:
Cost of goods sold	122,132	136,072	(10%)	345,324	353,285	(2%)
Selling, general and administrative expenses	12,901	10,689	21%	39,734	35,010	13%
Loss on sale of central Idaho timber and timberlands	—	—	—	48,522	—	*
	135,033	146,761	(8%)	433,580	388,295	12%
Operating income	38,994	27,714	41%	9,838	49,052	(80%)
Interest expense, net	(7,786)	(8,335)	(7%)	(22,017)	(24,420)	(10%)
Income (loss) before income taxes	31,208	19,379	61%	(12,179)	24,632	(149%)
Income tax (provision) benefit	(3,562)	2,419	(247%)	8,744	3,533	147%
Net income (loss)	$27,646	$21,798	27%	$(3,435)	$28,165	(112%)

* Percentage change not meaningful.

Revenues

Our Business Segment Results provide a more detailed discussion of our segments.

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Revenues were flat due to offsetting factors. Harvest volumes were 20% lower than the same time last year offset by a 13% increase in lumber shipments and a 10% increase in lumber sale prices.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Revenues increased 1% due to a 10% increase in lumber shipments, partially offset by lower lumber sales prices of 2% and a decrease in harvest volumes of 5%.

Cost of goods sold

Our Business Segment Results provide a more detailed discussion of our segments.

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Cost of goods sold decreased 10% primarily due to lower logging and hauling and depletion on reduced harvest volumes. Lower fiber and manufacturing costs for lumber and a decrease in the average land basis of real estate sold due to geographic mix also contributed to the decrease in cost of sales.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Cost of goods sold decreased 2% primarily due to lower log and haul and depletion on reduced harvest volumes and lower fiber costs in the Lake States, partially offset by an increase in the average land basis of real estate sold due to geographic mix.

Selling, general and administrative expenses

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Selling, general and administrative expenses increased $2.2 million primarily due to higher annual employee incentive plan costs, which were reduced in the third quarter of 2015.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Selling, general and administrative expenses increased $4.7 million primarily due to higher annual employee incentive plan costs compared with no annual employee incentive costs in 2015 and a $1.0 million expense related to Avery Landing.

See Note 12: Commitments and Contingencies for a more detailed discussion of Avery Landing.

Loss on sale of central Idaho timber and timberlands

In April 2016, we sold approximately 172,000 acres of non-strategic timberlands located in central Idaho for $114 million. This divestiture freed up capital without having to wait for the rural recreational real estate market in central Idaho to recover, resulting in a $48.5 million loss before income taxes.

Interest expense, net

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Interest expense decreased due to the repayment of $42.6 million in Minnesota revenue bonds and the refinance of $65.7 million in Idaho revenue bonds, partially offset by unamortized debt issuance costs that were expensed in connection with the revenue bond refinance.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Interest expense decreased due primarily to a $2.2 million patronage dividend received in the first quarter of 2016. The patronage dividend was higher in 2016, as compared with 2015, as a result of the debt used to fund the acquisition of timberlands in Alabama and Mississippi in December 2014. Interest expense also decreased due to the repayment of $42.6 million in Minnesota revenue bonds and the refinance of $65.7 million in Idaho revenue bonds, partially offset by unamortized debt issuance costs that were expensed in connection with the revenue bond refinance.

Income tax provision

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the three months ended September 30, 2016, the income tax provision of $3.6 million is the result of the TRS’s income before income tax of $10.9 million, partially offset by permanent book versus tax differences. For the three months ended September 30, 2015, the income tax benefit of $2.4 million was the result of the TRS’s loss before income taxes of $5.9 million. In addition, during the third quarter of 2016, we recorded $850,000 in unrecognized tax benefits related to certain federal and state tax credits.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

For the first nine months of 2016, the income tax benefit of $8.7 million is the result of the TRS’s loss before income tax of $22.3 million, discrete tax items and permanent book versus tax differences. For the first nine months of 2015, the income tax benefit of $3.5 million was the result of the TRS’s loss before income tax of $8.5 million and permanent book versus tax differences.

Business Segment Results

Resource Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenues[1]	$85,822	$102,322	(16%)	$189,358	$200,388	(6%)
Cost of goods sold:
Logging and hauling	36,600	46,335	(21%)	86,373	94,060	(8%)
Depreciation, depletion and amortization	6,456	10,215	(37%)	17,971	21,133	(15%)
Other	7,354	7,345	—	20,811	20,070	4%
	50,410	63,895	(21%)	125,155	135,263	(7%)
Selling, general and administrative expenses	2,109	2,038	3%	5,021	4,961	1%
Operating income	$33,303	$36,389	(8%)	$59,182	$60,164	(2%)

Harvest Volumes (in tons)
Northern region
Sawlog	579,837	762,813	(24%)	1,335,264	1,502,340	(11%)
Pulpwood	62,138	69,329	(10%)	158,996	148,453	7%
Stumpage	1,261	2,604	(52%)	18,529	22,784	(19%)
Total	643,236	834,746	(23%)	1,512,789	1,673,577	(10%)

Southern region
Sawlog	231,677	246,566	(6%)	592,226	543,403	9%
Pulpwood	325,348	375,097	(13%)	813,777	822,960	(1%)
Stumpage	68,228	137,094	(50%)	189,903	230,231	(18%)
Total	625,253	758,757	(18%)	1,595,906	1,596,594	—

Total harvest volume	1,268,489	1,593,503	(20%)	3,108,695	3,270,171	(5%)

Sales Price/Unit ($ per ton)
Northern region
Sawlog[2]	$101	$92	10%	$91	$89	2%
Pulpwood[2]	$42	$41	2%	$42	$42	—
Stumpage	$12	$13	(8%)	$13	$9	44%

Southern region
Sawlog[2]	$48	$48	—	$43	$44	(2%)
Pulpwood[2]	$31	$34	(9%)	$32	$34	(6%)
Stumpage	$33	$21	57%	$25	$19	32%

1 Intersegment fiber revenues, which are not eliminated above, were $17.8 million and $18.5 million for the three months ended September 30, 2016 and 2015 and $41.7 million and $41.0 million for the nine months ended September 30, 2016 and 2015, respectively.

2 Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs.

Revenues

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Resource segment revenues decreased 16% in the third quarter of 2016, compared with the same period last year.

Volumes in our Northern region decreased 23% resulting from harvest volumes that were pulled forward into the second quarter due to favorable spring hauling conditions. We also moderated the third quarter harvest volumes due to high mill log inventories that resulted from the strong second quarter production and salvage wood from timberlands that burned in 2015. These harvest volume and scheduling changes temporarily impacted logging contractor availability during the quarter. The 10% increase in sawlog prices included higher pricing and cedar mix.

Harvest volumes in our Southern region decreased 18% in the third quarter of 2016 due to abnormally wet conditions. Southern sawlog prices were constant with last year while pulpwood prices were 9% lower due to certain pulp mill outages and high inventories. Stumpage prices fluctuate based on the mix of pulpwood and sawlog volumes and the mix of hardwood and softwood.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Resource segment revenues decreased 6% in the first nine months of 2016, compared with the same period last year.

Harvest volumes in our Northern region decreased 10% in the first nine months of 2016, compared with the same period last year. Harvest plans are set on a dimensional basis in the North. Lower tons were due to an increase in the log diameter that achieved dimensional harvest plans. Harvest volumes also decreased due to the sale of approximately 172,000 acres of central Idaho timberlands in the second quarter of 2016. The 2% increase in sawlog prices included higher pricing and cedar mix.

Harvest volumes in our Southern region were constant with last year. Southern sawlog and pulpwood prices were down 2% and 6% respectively, due to smaller log size and high inventories at pulpwood mills. Stumpage prices fluctuate based on the mix of pulpwood and sawlog volumes and the mix of hardwood and softwood.

Cost of Goods Sold

Three months ended September 30, 2016 compared with three months ended September 30, 2015

The decrease in harvest volumes resulted in lower logging, hauling and depletion expense. Lower diesel prices resulted in slightly lower hauling rates.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

The decrease in harvest volumes resulted in lower logging, hauling and depletion expense. Lower diesel prices resulted in slightly lower hauling rates. Other expenses were slightly higher due to an increase in the number of acres fertilized, largely in our Southern region.

Wood Products Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenues	$97,620	$82,868	18%	$271,782	$256,292	6%
Cost of goods sold:[1]
Fiber costs	42,557	43,186	(1%)	121,751	125,525	(3%)
Freight, logging and hauling	12,792	10,314	24%	35,963	32,980	9%
Manufacturing costs	32,201	33,603	(4%)	95,291	96,336	(1%)
Finished goods inventory change	(1,854)	(18)	*	(1,640)	1,763	*
	85,696	87,085	(2%)	251,365	256,604	(2%)
Selling, general and administrative expenses	1,267	1,205	5%	4,109	3,563	15%
Operating income (loss)	$10,657	$(5,422)	*	$16,308	$(3,875)	*

Lumber shipments (MBF)	175,358	155,388	13%	508,179	461,665	10%
Lumber sales prices ($ per MBF)	$369	$335	10%	$349	$357	(2%)

* Percentage change not meaningful.

1 Intersegment fiber costs were $17.8 million and $18.5 million for the three months ended September 30 in 2016 and 2015 and $41.7 million and $41.0 million for the nine months ended September 30 in 2016 and 2015, which are not eliminated above.

Revenues

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Revenues were $14.8 million higher due to higher lumber shipments and higher lumber sales prices. The increase in lumber prices included an increase in premium grade lumber resulting from the 2015 capital projects.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Revenues were $15.5 million higher due to higher lumber shipments, partially offset by lower lumber sales prices.

Cost of Goods Sold

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Cost of goods sold fluctuated based on the following factors:

•	Fiber costs decreased $0.6 million due to lower per unit log costs, primarily in the Lake States, and increased lumber recovery, partially offset by higher production volumes.
•	Freight costs increased as a result of residual hauling costs that were previously the responsibility of the customer. These costs are billed to the customer and included in revenue.
•

Lower manufacturing costs were the result of improved utilization resulting from the 2015 capital projects as well as a capital project completed at our Warren, Arkansas mill in the second quarter of 2016.

•

Inventory will fluctuate based on a combination of volume, fiber and manufacturing costs. At September 30, 2016, lumber inventories were higher than the prior quarter, which decreased cost of sales. In the third quarter of 2015, lumber inventories increased, offset by adjustments for lower of cost or market on certain inventories not valued using the last-in, first out method.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Cost of goods sold fluctuated based on the following factors:

•	Fiber costs decreased $3.8 million due to lower per unit log costs in most of our mills, and increased lumber recovery, partially offset by higher production volumes.
•	Freight costs increased as a result of residual hauling costs that were previously the responsibility of the customer. These costs are billed to the customer and included in revenue.

•

Lower manufacturing costs were the result of lower maintenance resulting from the 2015 capital projects and 11 days of downtime at our St. Maries, Idaho sawmill in the first quarter of 2016 due to log shortages resulting from an unseasonably warm winter.

•

Inventory will fluctuate based on a combination of volume, fiber and manufacturing costs. At September 30, 2016, lumber inventories were higher than those at December 31, 2015. At September 30, 2015, lumber inventory values were reduced due to lower of cost or market adjustments on certain inventories not valued using the last-in, first out method.

Real Estate Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenues	$8,426	$7,828	8%	$23,946	$21,684	10%
Cost of goods sold:
Basis of real estate sold	1,364	2,450	(44%)	7,118	3,631	96%
Other	546	625	(13%)	1,882	1,917	(2%)
	1,910	3,075	(38%)	9,000	5,548	62%
Selling, general and administrative expenses	631	519	22%	1,893	1,782	6%
Sale of central Idaho timber and timberlands	—	—	—	48,522	—	*
Operating income (loss)	$5,885	$4,234	39%	$(35,469)	$14,354	*

* Percentage change not meaningful.

	Three Months Ended September 30,
	2016		2015
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	371	$3,039	1,750	$2,420
Rural real estate	5,708	$1,247	2,596	$1,328
Non-strategic timberland	213	$842	189	$770
Total	6,292		4,535

	Nine Months Ended September 30,
	2016		2015
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	4,807	$ 2,289	2,507	$ 4,386
Rural real estate	9,478	$ 1,280	6,998	$ 1,358
Non-strategic timberland	1,010	$ 797	1,323	$ 861
Central Idaho timberland	171,598	$ 665	—	$ —
Total	186,893		10,828

Three months ended September 30, 2016 compared with three months ended September 30, 2015

During the third quarter of 2016 we sold an additional 1,757 acres, as compared with the same time last year. The average price per acre fluctuates based on the geographic area of the real estate. The average land basis per acre sold was higher in the prior year largely due to an HBU sale in the South.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

In the second quarter of 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million, resulting in a loss of $48.5 million before tax.  The company purchased the property in 2007 and 2008 for the purpose of growing and harvesting timber and selling rural recreational parcels.  In the recession of 2008, the central Idaho rural recreational real estate market collapsed and has not recovered. The sale freed up capital without having to wait for the rural recreational real estate market in central Idaho to recover.

Excluding the sale of central Idaho timberlands, in the first nine months of 2016 we sold an additional 4,467 acres, as compared with the same time last year, at a lower weighted average sales price. The average sales price per acre was higher in the prior year largely due to the sale of two commercial real estate sites included in HBU, as well as geographic mix.

Liquidity and Capital Resources

Overview

At September 30, 2016, our financial highlights included:

•	cash and short-term investments of $72.9 million,
•	credit agreement borrowing capacity of $248.8 million, and
•	long-term debt, including current portion, of $585.4 million.

Net Cash from Operations

Net cash provided from operating activities was:

•	$74.4 million in 2016 and
•	$55.1 million in 2015.

Net cash from operations increased $19.3 million for the nine months ended September 30, 2016, compared with the same period last year, primarily due to:

•	Higher customer receipts of $2.4 million resulting from increased revenues in Wood Products and Real Estate, partially offset by lower revenues in Resource;
•	Lower cash operating costs related to $7.7 million of lower Resource logging and hauling costs and $3.8 million of lower Wood Products fiber costs; and
•	A refund of cash taxes of $1.8 million in 2016 compared with cash taxes paid of $1.5 million in 2015.

Net Cash Flows from Investing Activities

Net cash provided from investing activities was $56.0 million for the nine months ended September 30, 2016, compared with $9.7 million used in 2015. Short-term investments increased $40.1 million in the first nine months of 2016 primarily due to the proceeds of $111.5 million from the sale of approximately 172,000 acres of timberlands located in central Idaho, compared with a decrease of $26.3 million in the first nine months of 2015 primarily due to lower lumber shipments and prices.

Capital spending for property, plant and equipment and timber reforestation and roads during the first nine months of 2016 was $12.7 million lower than the same period in 2015. During the first nine months of 2015, we completed large capital project installations at each of our four lumber mills. Capital spending for property, plant and equipment and timber reforestation and roads is expected to be $19 million in 2016, compared with $32.7 million in 2015.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $105.6 million and $48.7 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in financing activities in 2016 was primarily attributable to the $42.6 million repayment of Minnesota revenue bonds (see Credit and Term Loan Agreements below), $45.6 million of dividends to stockholders and $6.0 million in the repurchase of common stock. In 2015, net cash used in financing activities was primarily attributable to dividend payments to stockholders of $45.8 million.

Credit and Term Loan Agreements

In February 2016, we amended our term loan agreement to provide an additional loan in the amount of $27.5 million. This additional tranche refinanced $27.5 million of long-term debt that matured in December 2015 and February 2016. The new debt matures in 2026 and carries a rate equal to 3-month LIBOR plus 2.15% per annum. At September 30, 2016, our term loan debt includes nine tranches totaling $349.5 million.

In June 2016, we repaid $42.6 million of Minnesota revenue bonds.  The bonds carried a rate of 5.9% and had a maturity date in 2026.

During the third quarter of 2016, we refinanced $65.7 million of Idaho revenue bonds at a rate of 2.75%. The bonds previously carried a rate of 6.0%. The maturity date in 2024 remains unchanged.

As of September 30, 2016, approximately $1.2 million of capacity under our credit agreement was utilized by outstanding letters of credit, resulting in $248.8 million available for additional borrowings under our credit agreement.

The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of September 30, 2016:

	Covenant Requirement		Actuals at September 30, 2016
Interest coverage ratio	≥	3.00 to 1.00	7.52
Leverage ratio	≤	40%	27%
Allowable acres that may be sold[1]		480,000

1 Acres sold under the credit and term loan agreements were 209,103 and 16,059, respectively, at September 30, 2016.  The term loan agreement allows for an exclusion of up to 250,000 acres sold in the fiscal years ending December 31, 2016 and December 31, 2017.

Senior Notes

The terms of our senior notes limit our ability and the ability of any subsidiary guarantors to enter into restricted transactions, which include the ability to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens. However, such restricted transactions are permitted if the balance of our cumulative Funds Available for Distribution (FAD), and a FAD basket amount, provide sufficient funds to cover such restricted payments. At September 30, 2016, our cumulative FAD was $205.8 million and the FAD basket was $90.1 million.

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

Contractual Obligations

Other than changes to our long-term debt as disclosed in Note 6: Debt, there have been no material changes to our contractual obligations in the nine months ended September 30, 2016 outside the ordinary course of business.

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

Quantitative Information about Market Risks

The table below provides information about our outstanding long-term debt, weighted-average interest rates and interest rate swaps as of September 30, 2016. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve.

	EXPECTED MATURITY DATE
(Dollars in thousands)	2016	2017	2018	2019	2020	THEREAFTER	TOTAL	FAIR VALUE
Variable rate debt:
Principal due	$—	$—	$—	$40,000	$40,000	$67,500	$147,500	$147,500
Average interest rate				2.71%	3.01%	3.27%	3.05%
Fixed rate debt:
Principal due	$—	$11,000	$14,250	$150,000	$6,000	$258,735	$439,985	$458,399
Average interest rate		5.64%	8.88%	7.50%	3.70%	4.13%	5.46%
Interest rate swaps:
Fixed to variable	$—	$5,000	$14,250	$50,000	$—	$—	$69,250	$1,106
Average pay rate		7.21%	7.14%	6.90%			6.97%
Average receive rate		8.88%	8.88%	7.50%			7.88%
Variable to fixed	$—	$—	$—	$—	$—	$27,500	$27,500	$762
Average pay rate						1.73%	1.73%
Average receive rate						1.41%	1.41%

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2016. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of September 30, 2016.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

In the three months ended September 30, 2016, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common Share Purchases	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April (4/28/16 - 4/30/16)	94,625	$35.46	94,625	$56,644,779
May (5/1/16 - 5/31/16)	75,000	$34.61	75,000	$54,048,978
June (6/1/16 - 6/30/16)	—	$—	—	$54,048,978
July (7/1/16 - 7/31/16)	—	$—	—	$54,048,978
August (8/1/16 - 8/31/16)	—	$—	—	$54,048,978
September (9/1/16 - 9/30/16)	—	$—	—	$54,048,978
Total Shares Purchased	169,625	$35.08	169,625

During the second quarter of 2016, we repurchased 169,625 shares of common stock for $6.0 million (including transaction costs).  No shares were repurchased in the third quarter of 2016. Transaction costs are not counted against authorized funds under the Repurchase Plan.  All purchases were made in open-market transactions.

We record share repurchases upon trade date, as opposed to the settlement date when cash is disbursed.  We record a liability to account for repurchases that have not been settled.  There were no unsettled repurchases as of September 30, 2016.

ITEM 6. EXHIBITS

Exhibits are listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

		By	/S/ STEPHANIE A. BRADY
Stephanie A. Brady
Controller
(Duly Authorized; Principal Accounting Officer)

Date:	October 25, 2016

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Third Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(10)(t)

Loan Agreement, dated August 1, 2016 by and among Nez Perce County, Idaho, Potlatch Corporation, Potlatch Forest Holdings, Inc., Potlatch Lake States Timberlands, LLC, Potlatch Land & Lumber, LLC, Minnesota Timberlands, LLC and Potlatch Timberlands, LLC, filed as Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on August 19, 2016.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101

The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, filed on October 25, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

* Incorporated by reference