Form 10-K
period 2016-12-31
POTLATCH CORP
filed 2017-02-17
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2016, was approximately $1,381.7 million, based on the closing price of $34.10.

As of January 31, 2017, 40,547,225 shares of the registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2017 annual meeting of stockholders expected to be filed with the Commission on or about April 3, 2017 are incorporated by reference in Part III hereof.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXPLANATORY NOTE

For purposes of this report, any references to "the company,” “us,” “we” and “our” include Potlatch Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding:

•	timber inventory;
•	lumber demand and pricing in North America in 2017;
•	increased North American housing starts and repair and remodel activity;
•	decreased Chinese demand for North American lumber;
•	excess log supply in the South;
•	the expected positive effect on timber prices of increased lumber demand and higher lumber prices;
•	expected sawlog prices in 2017;
•	expected timber harvest level of between 3.8 million and 4.6 million tons each year over the next several years;
•	expected 2017 timber harvest of 4.2 million tons;
•	expected sale of 40% of timber volume under log supply agreements in 2017;
•	expected sales of 50,000 acres of higher and better use (HBU) property,105,000 acres of rural real estate property and 55,000 acres of non-strategic timberland over the next decade or more;
•	funding of our dividends in 2017;
•	compliance with REIT tax rules;
•	Forest Steward Council® (FSC®) and Sustainable Forest Initiative® (SFI®) certification of our timberlands;
•	expectations regarding premium prices for FSC®-certified logs and FSC®-certified lumber;
•	realization of deferred tax assets;
•	expected capital expenditures in 2017;
•	expectations regarding funding of our pension plans in 2017 and over the next 10 years;
•	estimated non-qualified pension plan payments in 2017;
•	estimated future benefit payments;
•	estimated future payments under operating leases;
•	estimated long-term rate of return on pension assets and discount rate;
•	estimated future debt payments;
•	expectations regarding the effect of ASU No. 2014-9, ASU No. 2016-02, ASU No. 2016-09, and ASU No. 2016-13; and
•	expected liquidity in 2017 to fund our operations, regular stockholder dividends, capital expenditures and debt service obligations and related matters.

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

Part I

ITEM 1.  BUSINESS

General

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

•

Pursuing attractive acquisitions. We actively pursue timberland acquisitions that meet our financial and strategic criteria. The critical elements of our acquisition strategy generally include acquiring properties that complement our existing land base, are cash flow accretive and have attractive timber or higher and better use (HBU) values.

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
•

Real Estate: Our Real Estate segment consists primarily of land holding sales deemed non-strategic or identified as having higher and better use alternatives. The Real Estate segment engages in real estate sales and limited subdivision activity through Potlatch TRS.

Additional information regarding each of our operating segments is included in this section, as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15: Segment Information in the Notes to Consolidated Financial Statements.

Effective January 1, 2006, we restructured our operations to qualify for treatment as a REIT. As a REIT, we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our stockholders, including the income derived from the sale of standing timber. As of January 1, 2016, we are no longer subject to corporate taxes on certain built-in gains, the excess of fair market value over tax basis, on sales of real property held by the REIT at the time of our conversion. We are required to pay federal corporate income taxes on income from our non-real estate investments, principally the operations of Potlatch TRS.

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

Timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies, as well as occasionally high timber salvage efforts due to storm damage, unusual pest infestations such as the mountain pine beetle, or fires. Local timber supplies also change in response to prevailing timber prices. Rising timber prices often lead to increased harvesting on private timberlands, including lands not previously made available for commercial timber operations. The supply of timber generally is adequate to meet demand, although this could tighten in the event of higher demand due to increased U.S. housing starts, increased log and lumber exports and the impacts from a natural disaster, such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding or other factors.

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

Timberland Sale. On April 21, 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million. We purchased the property in 2007 and 2008 for the purpose of growing and harvesting timber and selling rural recreational parcels.  In the recent recession, the central Idaho rural recreational real estate market collapsed and has not recovered. Historical earnings generated by the property were positive, but not material. The sale freed up capital without having to wait for the rural recreational real estate market in central Idaho to recover.

Ownership. The Resource segment manages approximately 1.4 million acres of timberlands including approximately 18,000 acres under long-term leases. We are the largest private landowner in Idaho. The following table provides additional information about our timberlands.

(Acres in thousands)
Region	State	Description	Acres
Northern region	Idaho	Variety of commercially viable softwood species, such as grand fir, Douglas fir and inland red cedar	615
	Minnesota	Primarily pine, aspen and hardwoods	155
		Total Northern region	770
Southern region	Alabama	Primarily southern yellow pine and hardwoods	96
	Arkansas	Primarily southern yellow pine and hardwoods	410
	Mississippi	Primarily southern yellow pine and hardwoods	98
		Total Southern region	604
		Total	1,374

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

Inventory. At the end of 2016, our estimated standing merchantable timber inventory was 62 million tons, including 33 million tons in the North and 29 million tons in the South. During 2016, we sold 172,000 acres of timberlands located in central Idaho, which included 4 million tons of standing merchantable timber as of December 31, 2015. Excluding the effect of this timberland sale, our standing merchantable timber inventory was equal to the volume at the end of 2015. Our timber harvest volumes approximated growth in 2016.

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

Detailed harvest information by region and product is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table presents a summary of our total 2016 timber harvest by region.

	Timber Harvested
(Tons in thousands)	Sawlogs	Pulpwood	Stumpage	Total
Northern region	1,809	195	19	2,023
Southern region	853	1,116	244	2,213
Total	2,662	1,311	263	4,236

We expect our harvest level to range between 3.8 million and 4.6 million tons each year over the next several years, depending on market conditions and other factors, assuming no significant timberland acquisitions or dispositions. Based on our current projections, which are based on constant timberland holdings, and that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland sales and acquisitions, we expect to harvest approximately 4.2 million tons in 2017.

The Resource segment sells a portion of its logs at market prices to our wood products manufacturing facilities. Intersegment sales to our wood products manufacturing facilities in 2016 were 22% of our total Resource segment revenues. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. The segment’s customers range in size from small operators to multinational corporations. Idaho Forest Group, LLC operates five sawmills in Idaho and represented slightly more than 10% of our consolidated revenues in 2016, 2015 and 2014. The segment competes with owners of timberlands that operate in areas near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States. The segment competes principally on the basis of distance to market, price, log quality and customer service.

In 2016, approximately 40% of our harvest volumes in both the Northern and Southern regions were sold under log supply agreements. We expect approximately the same amount to be sold under log supply agreements in 2017. In general, our log supply agreements require a specified volume of timber to be delivered to defined customer facilities at prices that are adjusted periodically to reflect market conditions. Prices in our Northern region contracts are adjusted periodically by species to prevailing market prices for logs, lumber, wood chips and other residuals. Prices in our Southern region contracts are adjusted every three months based on prevailing market prices for logs. Currently, our log supply agreements are in place for one to five years.

Other. Our timberlands include a wide diversity of softwood and hardwood species and are certified to either the SFI® or FSC® standards. We adhere to principles that include commitments to sustainable forestry, responsible practices, forest health and productivity and protection of special sites. We are generally able to sell some FSC®-certified logs at premium prices.

Our operations are subject to numerous federal, state and local laws and regulations, including those relating to the environment, endangered species, our forestry activities and health and safety. Due to the significance of regulation to our business, we integrate wildlife, habitat and watershed management into our resource management practices. We also take an active approach to regulatory developments by participating in standard-setting where possible. We work cooperatively with regulators to create voluntary conservation plans that address environmental concerns while preserving our ability to operate our timberlands efficiently. Despite our active participation in governmental policymaking and regulatory standard-setting, there can be no assurance that endangered species, environmental and other laws will not restrict our operations or impose significant costs, damages, penalties or liabilities on us. In particular, we anticipate that endangered species and environmental laws will generally become increasingly stringent.

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

Wood Products Segment

Our Wood Products segment manufactures and markets lumber, plywood and residual products at five mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold through our sales department to end users, retailers or wholesalers for nationwide distribution primarily for use in home building, repair and remodeling, industrial products and other construction activity.

A description of our wood products manufacturing facilities, which are all owned by us, together with their respective 2016 capacities and actual production, are as follows:

	Annual Capacity[1,2]	Production[2]
Sawmills:
Warren, Arkansas	190 mmbf	195 mmbf
St. Maries, Idaho	170 mmbf	181 mmbf
Gwinn, Michigan	175 mmbf	183 mmbf
Bemidji, Minnesota	135 mmbf	142 mmbf
Plywood Mill:
St. Maries, Idaho	150 mmsf	161 mmsf

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

2mmbf stands for million board feet; mmsf stands for million square feet, 3/8 inch panel thickness basis.

We are a top 10 lumber manufacturer in the United States.  We believe that competitiveness in this industry is largely based on individual mill efficiency and on the availability of competitively priced raw materials on a facility-by-facility basis, rather than the number of mills operated. This is due to the fact that it is generally not economical to transfer logs between or among facilities, which might permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. For these reasons, we believe we are able to compete effectively with companies that have a larger number of mills. We compete based on product quality, customer service and price. We can produce and sell FSC®-certified products that generally command premium pricing.

The principal raw material used is logs, which are obtained from our Resource segment or purchased on the open market. We generally do not maintain long-term supply contracts for a significant volume of logs. During 2016, 2015 and 2014, 34%, 33% and 38% of our log purchases, respectively, were provided by our Resource segment.

Real Estate Segment

The activities of our Real Estate segment consist primarily of the sale of non-core timberlands in the categories of HBU, rural recreational real estate and non-strategic properties.

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

•	Non-strategic properties are typically on the fringe of our ownership areas and are more valuable to another timberland owner.

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

A main focus of this segment is to continually assess the highest value and best use of our lands. We conduct periodic stratification assessments on our lands and as new lands are acquired. The following tools are used in assessing our lands:

•	on-the-ground analysis and verification of modeling assumptions;
•	electronic analysis, using geographic information systems; and
•	certain measured and ranked attributes, such as timber potential, recreational opportunities, accessibility, special features and population and demographic trends.

We have identified approximately 210,000 acres of non-core timberland real estate. This includes approximately 50,000 acres of HBU property, 55,000 acres of non-strategic timberland and 105,000 acres of rural recreational real estate property. Sales of these lands are expected to occur over a decade or more.

Seasonality

Log and pulpwood sales volumes in our Resource segment are typically lower in the first half of each year as winter rains in the Southern region and spring thaw in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions that restrict access to logging sites. The third quarter is typically our Resource segment's strongest production quarter. Real Estate dispositions and acquisitions can be adversely affected when access to any properties to be sold or considered for acquisition are limited due to adverse weather conditions. Demand for our manufactured wood products typically decreases in the winter months when construction activity is slower, while demand typically increases during the spring, summer and fall when construction activity is generally higher.

Geographic Areas

All of our timberlands, wood products manufacturing facilities and other real estate assets are located within the continental United States. In 2016, 2015 and 2014, less than 1% of our Wood Products' segment revenues were derived from sales of manufactured wood products outside of the United States, primarily to Canada and Mexico. The remainder of our revenues were from domestic sales.

Environmental Regulation

Our operations are subject to federal and state laws and regulations, including those relating to our emissions, wastewater discharges, solid and hazardous waste management, site remediation, endangered species and our forestry activities. We are also subject to the requirements of the Federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of our employees. We maintain environmental and safety compliance programs and conduct regular internal and independent third-party audits of our facilities and timberlands to monitor compliance with these laws and regulations. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs.

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

Enactment of new environmental laws or regulations, or changes in existing laws or regulations, particularly relating to air and water quality, or their enforcement, may require significant expenditures by us or may adversely affect our timberland management, harvesting activities and manufacturing operations.

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

Employees

As of December 31, 2016, we had 953 employees. The workforce consisted of 230 salaried, 687 hourly and 36 temporary or part-time employees. As of December 31, 2016, 18% of the workforce was covered under a collective bargaining agreement, which expires in 2020.

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

Timber prices are affected by changes in demand on a local, national or international level. The closure of a mill in the regions where we own timber can have a material adverse effect on demand and therefore pricing. As the demand for paper nationwide continues to decline, closures of pulp mills have adversely affected the demand for pulpwood and wood chips in certain of the regions in which we operate. Also, demand in other parts of the world may affect timber prices in the markets in which we compete. For example, during the past year, demand from Asia has declined from previous years, and although we do not sell into the Asian markets, Asian demand has affected supply in North American markets. The recent decrease in Asian demand has had a negative impact on lumber and timber prices in the North American markets.

Timber prices are also affected by changes in timber availability at the local, national and international level. Our timberland ownership is currently concentrated in Alabama, Arkansas, Idaho, Minnesota and Mississippi. In Alabama, Arkansas, Minnesota and Mississippi, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in lower harvest levels, causing short-term decreases in supply that have tended to moderate price decreases. In the South, harvest deferrals during recent years have led to an oversupply of timber in the region, which has reduced prices. In Idaho, where a greater proportion of timberland is government-owned, any substantial increase in timber harvesting from government-owned land could significantly reduce timber prices, which would harm our results of operations. For more than 20 years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the U.S. forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government-owned land could have a material adverse effect on our results of operations and cash flows.

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

The markets for our wood products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Our wood products are subject to competition from wood products manufacturers in the United States and Canada. After years of trade disputes over Canadian softwood lumber imports, the United States and Canada signed a Softwood Lumber Agreement in 2006, which expired in October 2015. The agreement established a system of tiered taxes and volume restrictions relating to Canadian lumber imports to the United States. Following expiration of the softwood lumber agreement, imports of Canadian lumber to the United States at lower prices increased, depressing U.S. lumber prices.  There is no assurance that the Softwood Lumber Agreement will be renegotiated in the future. Even if the Softwood Lumber Agreement is renegotiated, there can be no assurance that it will at all times, or at any time, effectively create a fair trade environment.  Additional information regarding the expiration of the Softwood Lumber Agreement is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition, our wood products manufacturing facilities are relatively capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our wood products competitors may currently be lower-cost producers than we are, or may benefit from weak currencies relative to the U.S. dollar, and accordingly these competitors may be less adversely affected than we are by price decreases. Wood products also are subject to significant competition from a variety of substitute products, including non-wood and engineered wood products. To the extent there is a significant increase in competitive pressure from substitute products or other domestic or foreign suppliers, our business could be adversely affected.

Changes in demand for our real estate and delays in the timing of real estate transactions may affect our revenues and operating results.

A number of factors, including availability of credit, a slowing of residential real estate development, population shifts and changes in demographics could reduce the demand for our real estate and negatively affect our results of operations. Changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-core timberlands and could also negatively affect our results of operations. In addition, changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use and development of real estate, or changes in the political composition of federal, state and local governmental bodies could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business, profitability or financial condition.

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

We may be unable to harvest timber or we may elect to reduce harvest levels due to market, weather and regulatory conditions, either of which could adversely affect our results of operations and cash flows.

Our timber harvest levels and sales may be limited due to weather conditions, timber growth cycles, restrictions on access, availability of contract loggers and regulatory requirements associated with the protection of wildlife and water resources, as well as by other factors, including damage by fire, pest infestation, disease and natural disasters such as ice storms, wind storms, tornadoes, hurricanes and floods. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes usually is localized, affecting only a limited percentage of our timber, there can be no assurance that any damage affecting our timberlands will be limited. We typically experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of logs. Our financial results and cash flows are dependent to a significant extent on our continued ability to harvest timber at adequate levels.

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

The volume and value of timber that can be harvested from our lands may be affected by natural disasters such as fire, pest infestation, disease, ice storms, wind storms, tornadoes, hurricanes, floods and other weather conditions and causes beyond our control. As is typical in the forest industry, we assume substantially all risk of loss to the standing timber we own from fire and other hazards because insuring for such losses is not practicable. Consequently, a reduction in our timber inventory could adversely affect our financial results and cash flows.

In addition, the geographic concentration of our property makes us more susceptible to adverse impacts from a single natural disaster such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, tornadoes, flooding and other factors that could negatively impact our timber production.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or negatively affect our results of operations and financial condition.

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including unscheduled maintenance outages, prolonged power failures, equipment failures, cyber-attacks, labor difficulties, disruptions in the transportation infrastructure, such as roads, bridges, railroad tracks and tunnels, fire, ice storms, floods, windstorms, tornadoes, hurricanes or other catastrophes, terrorism or threats of terrorism, governmental regulations and other operational problems.

Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer requirements could be impaired, resulting in lower sales and income.

Our businesses are affected by logger and transportation availability and costs.

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

We have pursued, and may continue to pursue, acquisitions of strategic timberland properties and other forest products assets. We compete with buyers that have substantially greater financial resources than we have for acquisition opportunities. We intend to finance acquisitions through cash from operations, borrowings under our credit facility, proceeds from equity or debt offerings, proceeds from asset dispositions or any combination thereof. In addition, it is uncertain whether any acquisitions we make will perform in accordance with our expectations. The failure to identify and complete acquisitions of suitable properties could adversely affect our operating results and cash flows.

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

Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) impose strict, and under certain circumstances joint and several, liability on responsible parties, including current and former owners and operators of contaminated sites, for costs of investigation and remediation of contamination. They also impose liability for related damages to natural resources. We have in the past been identified by the Environmental Protection Agency (EPA) as a potentially responsible party under CERCLA at various locations, and we are currently identified as a potentially responsible party in connection with one of our properties. Additional information regarding this matter is included in Note 14: Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this report, and that information is incorporated herein by reference. It is possible that other facilities we own or operate, or formerly owned or operated, or timberlands we now own or acquire, could also become subject to liabilities under these laws. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect our financial results. Although we believe we have appropriate amounts accrued for the investigation and remediation of known matters, there can be no assurance that actual expenditures will not exceed our expectations and that amounts accrued will not be increased or that other unknown liabilities will not be discovered in the future.

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

We have qualified defined pension plans that cover the majority of our employees.  The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the expected rate of return on plan assets and the discount rate applied to pension plan obligations. Pension plan assets primarily consist of equity and fixed income investments; therefore, fluctuations in actual equity market returns and changes in long-term interest rates may result in increased pension costs in future periods. Changes in assumptions regarding discount rates and expected rates of return on plan assets could also increase future pension costs. Changes in any of these factors may significantly impact future contribution requirements.  For additional information regarding this matter see Note 11:  Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements and Liquidity and Capital Resources and Critical Accounting Policies and Estimates included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We depend on external sources of capital for future growth.

Our ability to finance growth is dependent to a significant degree on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including a decline in general market conditions, decreased market liquidity, a downgrade to our public debt rating, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividends. For additional details, see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us, and the failure to obtain necessary capital could materially adversely affect our future growth.

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.

As of December 31, 2016, approximately 18% of our workforce was covered by a collective bargaining agreement, which expires in 2020. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.

Risks Related to Our Indebtedness

Our indebtedness could materially adversely affect our ability to generate sufficient cash to pay dividends to stockholders and fulfill our debt obligations, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

Our debt requires interest and principal payments. As of December 31, 2016, we had long-term debt of $587.5 million, including $5.0 million due in June 2017 and $6.0 million due in December 2017.  Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our indebtedness could intensify.

Our indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness or to pay dividends to our stockholders. Our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for stockholders. For example, it could:

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

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading could limit our access to the credit markets, increase our cost of financing, and have an adverse effect on the market price of our securities. For additional detail on our credit ratings see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REIT and Tax-Related Risks

If we fail to remain qualified as a REIT, income from our timberlands will be subject to taxation at regular corporate rates and we will have reduced cash available for dividends to our stockholders.

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

Any such corporate tax liability could be substantial and would reduce the amount of cash available for dividends to our stockholders, which in turn could have an adverse impact on the value of our common stock. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we are entitled to relief under certain statutory provisions. As a result, net income and the cash available for dividends to our stockholders could be reduced for up to five years, which would have an adverse impact on the value of our common stock.

Certain of our business activities are potentially subject to a prohibited transactions tax on 100% of our net income derived from such activities, which would reduce our cash flow and impair our ability to pay dividends.

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

Our ability to pay dividends and service our indebtedness using cash generated through our taxable REIT subsidiary may be limited.

The rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from Potlatch TRS for the payment of stockholder dividends and to service our indebtedness. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to pay dividends to stockholders and service the REIT's indebtedness using cash from Potlatch TRS.

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

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select Market (NASDAQ). The quarterly high and low sales price per share of our common stock and the quarterly cash dividend payments per share for 2016 and 2015 were as follows:

	2016			2015
Quarter	High	Low	Cash Dividends	High	Low	Cash Dividends
1st	$32.00	$24.01	$0.375	$43.55	$37.95	$0.375
2nd	$35.94	$31.06	$0.375	$40.11	$35.00	$0.375
3rd	$39.91	$33.01	$0.375	$36.34	$28.40	$0.375
4th	$44.00	$36.35	$0.375	$34.24	$28.00	$0.375

There were approximately 1,054 stockholders of record at January 31, 2017.

Our board of directors, in its sole discretion, determines the actual amount of dividends to be paid to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use, future acquisitions and dispositions, tax considerations, borrowing capacity, and debt covenant restrictions. Consequently, the level of dividends paid to our stockholders may fluctuate and any reduction in the dividend rate may adversely affect our stock price.

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

ISSUER PURCHASES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2016, we announced that our board of directors had authorized management to repurchase up to $60 million of common stock over a period of 24 months (the “Repurchase Plan”).

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April (4/28/16 - 4/30/16)	94,625	$35.46	94,625	$56,644,779
May (5/1/16 - 5/31/16)	75,000	$34.61	75,000	$54,048,978
June (6/1/16 - 6/30/16)	—	$—	—	$54,048,978
July (7/1/16 - 7/31/16)	—	$—	—	$54,048,978
August (8/1/16 - 8/31/16)	—	$—	—	$54,048,978
September (9/1/16 - 9/30/16)	—	$—	—	$54,048,978
October (10/1/16 - 10/31/16)	—	$—	—	$54,048,978
November (11/1/16 - 11/30/16)	—	$—	—	$54,048,978
December (12/1/16 - 12/31/16)	—	$—	—	$54,048,978
Total Shares Purchased	169,625	$35.08	169,625

During the second quarter of 2016, we repurchased 169,625 shares of common stock for $6.0 million (including transaction costs). Transaction costs are not counted against authorized funds under the Repurchase Plan. All purchases were made in open-market transactions.

We record share purchases upon trade date, as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been settled. There were no unsettled repurchases as of December 31, 2016.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about securities authorized for issuance under our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price of outstanding options, warrants and rights[2]	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	602,143	$—	1,086,633
Equity compensation plans not approved by security holders	—	—	—
Total	602,143	$—	1,086,633

[1]

Includes 286,518 performance shares and 82,201 restricted stock units, or RSUs, which are the maximum number of shares that can be awarded under the performance share and RSU programs, not including future dividend equivalents. Also includes 233,424 deferred compensation stock equivalent units.

[2]	Performance shares and RSUs do not have exercise prices and are therefore not included in the weighted-average exercise price calculation.

Company Stock Price Performance

The following graph and table show a five year comparison of cumulative total stockholder returns for our company, the NAREIT Equity Index, the Standard & Poor’s 500 Composite Index and a group of five companies that we refer to as our Peer Group for the period ended December 31, 2016. The total stockholder return assumes $100 invested at December 31, 2011, with quarterly reinvestment of all dividends.

	At December 31,
	2012	2013	2014	2015	2016
Potlatch Corporation	$130	$143	$149	$113	$161
NAREIT Equity Index	$118	$121	$157	$162	$176
S&P 500 Composite	$116	$154	$175	$177	$198
2016 Peer Group[1,2]	$141	$149	$165	$146	$162

[1]

Our peer group companies are Deltic Timber Corp., Rayonier Inc., St. Joe Co., Universal Forest Products Inc. and Weyerhaeuser Co. Returns are weighted based on market capitalizations as of the beginning of each year.

[2]	Plum Creek Timber Co., Inc. (PCL) was included in our 2015 peer group. PCL has been excluded from 2016 and prior years due to the merger with Weyerhaeuser Co. in 2016.

The performance graph above is being furnished solely to accompany this Report pursuant to Item 201(e) of Regulation S-K and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation in such filing.

ITEM 6.  SELECTED FINANCIAL DATA

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

(Dollars in thousands - except per share amounts)	2016	2015	2014	2013	2012
Revenues	$599,099	$575,336	$606,950	$570,289	$525,134
Net income[1]	$10,938	$31,714	$89,910	$70,581	$42,594

Total assets[1,2,3]	$927,681	$1,016,612	$1,031,746	$677,202	$714,787
Long-term debt (including current portion)[1,2,3]	$583,988	$603,881	$625,668	$316,764	$353,465
Total stockholders’ equity	$156,274	$203,736	$225,066	$204,148	$138,643

Capital expenditures:[4]
Property, plant and equipment	$5,866	$18,987	$13,261	$10,280	$5,636
Timberlands reforestation and roads	13,422	13,745	10,971	12,313	11,774
Total capital expenditures	$19,288	$32,732	$24,232	$22,593	$17,410

Net income per share:
Basic	$0.27	$0.78	$2.21	$1.74	$1.06
Diluted	$0.27	$0.77	$2.20	$1.73	$1.05
Dividends per share	$1.50	$1.50	$1.425	$1.28	$1.24
Weighted-average shares outstanding (in thousands):
Basic	40,798	40,842	40,749	40,503	40,333
Diluted	41,033	40,988	40,894	40,709	40,553

[1]

In the second quarter of 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million at a loss of $48.5 million before taxes and repaid $42.6 million of revenue bonds.

[2]

In December 2014, we acquired approximately 201,000 acres of timberland in Alabama and Mississippi for a total purchase price of $384 million, which was funded with $310 million of new term loans and cash on hand.

[3]	Debt issuance costs in 2012 - 2014 were reclassified to conform with the 2015 and 2016 presentation.
[4]	Excludes the acquisition of timber and timberlands.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with Part I - Item 1. Business and Item 8. Financial Statements and Supplementary Data.

Our business is organized into three reporting segments: Resource, Wood Products and Real Estate. Sales between segments are recorded as intersegment revenues based on prevailing market prices. Approximately 20% of the Resource segment’s sales have been to Wood Products. Our other segments generally do not generate intersegment revenues.

In the discussion of our consolidated results of operations, our revenues are reported after elimination of intersegment revenues. In the business segment discussions, each segment’s revenues are presented before elimination of intersegment revenues.

The operating results of our Resource, Wood Products and Real Estate business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber prices, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions and other factors. See Part I - Item 1A. Risk Factors for additional information.

Overview

Summary of 2016

All three of our business segments contributed to our positive results for 2016. The Resource segment successfully managed through challenging weather conditions to achieve our planned harvest volume for the year. Our recent capital projects at each of our lumber mills resulted in improved lumber recovery, better grade yield and increased production. The Real Estate segment sold approximately 172,000 acres of non-strategic timberlands located in central Idaho for $114 million and closed on three large conservation sales during the year.

Our business is affected by macroeconomic factors that can change the demand and supply of our products. While we expect volatile lumber prices in 2017, the U.S. economy is expected to continue to grow. Factors impacting the demand for North American lumber include:

•	U.S. housing starts have risen steadily and are forecasted to continue to improve;
•	The U.S. repair and remodel markets, including the do-it-yourself segment, were strong and are expected to increase;
•	The U.S. dollar has remained strong, resulting in elevated Canadian lumber imports into the United States;
•	Chinese demand for North American lumber has decreased;
•	The United States Lumber Coalition filed a trade case on November 25th against Canadian lumber imports; and
•	The U.S. South continues to experience excess sawlog supply.

Summary of 2015

During 2015, the Resource and Wood Products segment results were affected by lower lumber prices resulting from excess supply in the lumber markets. Lumber demand decreased in early 2015 due to adverse weather in the eastern part of the United States, which slowed housing starts, while a mild winter in the western part of the United States did not limit timber harvesting, which provided for strong log and lumber production volumes. A decrease in lumber exported by Canada to China, coupled with a weak Canadian dollar relative to the U.S. dollar, resulted in higher Canadian lumber sales into the United States.

Following the December 2014 acquisition of timberlands in Alabama and Mississippi, harvest volumes increased in 2015, as well as associated logging, hauling, and depletion costs.

In addition, during 2015, we completed large capital projects at each of our lumber mills, which increased log utilization, recovery of higher grade lumber and production. These capital projects resulted in lower production volumes in 2015 due to down time taken during installation.

We also encountered higher log costs in Michigan and Minnesota.

Summary of the Softwood Lumber Agreement

After years of trade disputes over Canadian softwood lumber imports, the United States and Canada signed a Softwood Lumber Agreement in 2006, which expired in October 2015. The 2006 agreement stipulated a one-year standstill period during which time the United States could not file a trade case.  Negotiations between the United States and Canada continued during the standstill, however, no agreement was reached.  On November 25, 2016, the U.S. lumber industry filed a petition seeking countervailing (CVD) and anti-dumping (AD) duties on Canadian lumber imports with the U.S. Department of Commerce.  On January 6, 2017, the U.S. International Trade Commission made a preliminary ruling that Canadian lumber imports have caused injury to the U.S. industry, which means the Department of Commerce will continue its investigation into the petition filed by the U.S. lumber industry. The U.S. Department of Commerce is expected to announce its preliminary ruling in the CVD investigation in April or May of 2017.  A ruling in the AD investigation will likely follow about 60 days later.  Final rulings on injury and CVD and AD duties are expected in the 4th quarter of 2017.  In the meantime, discussions between the United States and Canada continue in hopes of reaching a negotiated agreement.  Even if CVD and AD duties are assessed against Canada or an agreement is successfully negotiated, there can be no assurance that it will materially affect U.S. lumber prices.

CONSOLIDATED RESULTS

The following table sets forth year-over-year changes in items included in our Consolidated Statements of Income. Our Business Segment Results provide a more detailed discussion of our segments.

				2016	2015
				vs.	vs.
(Dollars in thousands)	2016	2015	2014	2015	2014
Revenues	$599,099	$575,336	$606,950	4%	(5%)
Costs and expenses:
Cost of goods sold	462,304	470,037	429,789	(2%)	9%
Selling, general and administrative expenses	52,719	46,392	44,655	14%	4%
Loss on sale of central Idaho timber and timberlands	48,522	—	—	*	*
	563,545	516,429	474,444	9%	9%
Operating income	35,554	58,907	132,506	(40%)	(56%)
Interest expense, net	(28,941)	(32,761)	(22,909)	(12%)	43%
Income before income taxes	6,613	26,146	109,597	(75%)	(76%)
Income tax benefit (provision)	4,325	5,568	(19,687)	(22%)	*
Net income	$10,938	$31,714	$89,910	(66%)	(65%)

*	Percentage change not meaningful.

Revenues

2016 compared with 2015

Revenues increased $23.8 million, or 4%, due to a 10% increase in lumber shipments, a 2% increase in lumber sales prices and 7,155 more acres sold, partially offset by a decrease in harvest volumes due to the sale of central Idaho timberlands.

2015 compared with 2014

The 5% decrease in revenues was due to lower log and lumber prices across all of our regions. Sawlog prices decreased an average of 6% while pulpwood prices decreased an average of 2%, compared with 2014. Lumber sales prices decreased 14% in 2015, compared with 2014. The decrease in revenues was partially offset by a 20% increase in harvest volumes as a result of our acquisition of Alabama and Mississippi timberlands in December 2014. Real Estate revenues decreased $11.5 million due to less acres sold in 2015.

Cost of goods sold

2016 compared with 2015

Cost of goods sold decreased 2% due to lower log and haul and depletion on reduced harvest volumes, partially offset by an increase in the average land basis of real estate sold due to geographic mix.

2015 compared with 2014

Cost of goods sold increased 9% as a result of increased logging, hauling and depletion as a result of our acquisition of Alabama and Mississippi timberlands in December 2014, as well as higher fiber and lumber manufacturing costs in our Wood Products business.

Selling, general and administrative expenses

2016 compared with 2015

The increase in selling, general and administrative expenses is a combination of the annual cash incentive compensation, which was absent in 2015, and higher pension expense resulting from lower discount rates as compared with the prior year.

2015 compared with 2014

The increase in selling, general and administrative expenses is primarily due to higher pension expense resulting from the adoption of new mortality tables as of December 31, 2014, partially offset by the absence of annual cash incentive compensation expense in 2015.

Income taxes

Income taxes are primarily due to income or loss from Potlatch TRS. The TRS had a loss before income tax of $14.0 million and $14.2 million for 2016 and 2015, respectively, and income before income tax of $61.6 million for 2014.

BUSINESS SEGMENT RESULTS

Resource Segment

				2016	2015
	For the Years Ended December 31,			vs.	vs.
(Dollars in thousands)	2016	2015	2014	2015	2014
Revenues[1]	$256,163	$263,875	$252,581	(3%)	4%
Cost of goods sold:
Logging and hauling	117,583	126,085	117,938	(7%)	7%
Depreciation, depletion and amortization	24,090	28,583	17,428	(16%)	64%
Other	26,086	26,289	25,815	(1%)	2%
	167,759	180,957	161,181	(7%)	12%
Selling, general and administrative expenses[2]	6,486	6,568	6,424	(1%)	2%
Operating income	$81,918	$76,350	$84,976	7%	(10%)

Harvest Volumes (in tons)
Northern region
Sawlog	1,809,288	1,992,965	1,982,113	(9%)	1%
Pulpwood	194,414	194,902	201,926	—	(3%)
Stumpage	18,592	23,574	16,312	(21%)	45%
Total	2,022,294	2,211,441	2,200,351	(9%)	1%

Southern region
Sawlog	853,377	736,333	619,750	16%	19%
Pulpwood	1,115,647	1,127,561	817,408	(1%)	38%
Stumpage	244,201	321,172	21,798	(24%)	*
Total	2,213,225	2,185,066	1,458,956	1%	50%

Total harvest volume	4,235,519	4,396,507	3,659,307	(4%)	20%

Sales Price/Unit ($ per ton)
Northern region[3]
Sawlog	$90	$87	$91	3%	(4%)
Pulpwood	$42	$42	$43	—	(2%)
Stumpage	$13	$9	$11	44%	(18%)

Southern region[3]
Sawlog	$44	$43	$46	2%	(7%)
Pulpwood	$32	$33	$34	(3%)	(3%)
Stumpage	$26	$19	$14	37%	36%

[1]	Prior to elimination of intersegment fiber revenues of $57.1 million, $53.7 million and $62.3 million in 2016, 2015 and 2014, respectively.
[2]	A portion of depreciation expense is included in selling, general and administrative expenses.
[3]

Sawlog and pulpwood sale prices are on a delivered basis, which include contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

*	Percentage change not meaningful.

Revenues

2016 compared with 2015

Revenues decreased 3% due to a 4% decrease in harvest volumes that resulted from the sale of central Idaho timberlands in the second quarter of 2016. Central Idaho represented 5% of harvest volumes in 2015.

Excluding central Idaho, the Northern region’s harvest volumes were relatively flat, consistent with planned harvest volumes. Higher Northern region sawlog prices were the result of a 10% increase in cedar pricing and an increase in cedar mix.

Harvest volumes in our Southern region were also relatively flat, with a shift to a higher proportion of delivered sawlog sales and fewer stumpage sales. Sawlog prices increased due to a slight lift in hardwood prices. Pulpwood prices declined for both hardwood and pine due to adequate to excess pulp mill inventories. Stumpage prices fluctuate based on the mix of pulpwood and sawlog volume.

2015 compared with 2014

Revenues increased 4% due to a 20% increase in harvest volumes as a result of our acquisition of Alabama and Mississippi timberlands in December 2014. This increase was partially offset by a decrease in sawlog and pulpwood prices of 6% and 3%, respectively.

Volumes in our Northern region remained relatively flat, consistent with our planned harvest volumes. Lower Northern region sawlog prices were the result of lower lumber prices as log prices for approximately two-thirds of our Northern sawlog sales are indexed to the price of lumber.

Harvest volumes in our Southern region were approximately 100,000 tons lower than planned harvest volumes due to weather constraints. Sawlog prices decreased 7% due to a decline in hardwood sawlog prices. Pulpwood prices were fairly constant with an increase in pine pulpwood partially offset by hardwood pulpwood. Stumpage prices fluctuate based on the mix of pulpwood and sawlog volume.

Cost of Goods Sold

2016 compared with 2015

The decrease in harvest volumes resulted in lower logging, hauling and depletion expense. Lower diesel prices resulted in slightly lower hauling rates.

2015 compared with 2014

Logging, hauling and depletion expense increased due to higher harvest volumes. This was partially offset by lower diesel prices, which resulted in slightly lower hauling rates in the Northern region

Wood Products Segment

				2016	2015
	For the Years Ended December 31,			vs.	vs.
(Dollars in thousands)	2016	2015	2014	2015	2014
Revenues	$367,426	$336,214	$376,239	9%	(11%)
Cost of goods sold[1]:
Fiber costs	165,585	163,985	164,662	1%	—
Freight, logging and hauling	48,410	42,661	38,924	13%	10%
Manufacturing costs	127,086	127,998	118,104	(1%)	8%
Finished goods inventory change	(3,654)	1,548	(2,370)	*	*
	337,427	336,192	319,320	—	5%
Selling, general and administrative expenses	5,412	5,257	4,477	3%	17%
Operating income (loss)	$24,587	$(5,235)	$52,442	*	*

Lumber shipments (MBF)	688,229	626,630	659,583	10%	(5%)
Lumber sales prices ($ per MBF)	$352	$346	$402	2%	(14%)

[1]	Prior to elimination of intersegment fiber costs of $57.1 million, $53.7 million and $62.3 million in 2016, 2015 and 2014, respectively.
*	Percentage change not meaningful.

Revenues

2016 compared with 2015

Revenues increased $31.2 million due to higher lumber shipments and slightly improved lumber sales prices. Lumber shipments in 2015 were impacted by mill down time for capital project installations and downtime taken at certain mills near year end to balance supply and demand. The increase in lumber prices included the impact of a higher percentage of premium grade lumber resulting from the 2015 capital projects.

2015 compared with 2014

Revenues decreased 11% in 2015, compared with 2014. Of this decrease, 8% was due to lower lumber prices and 3% was due to fewer lumber shipments. Decreased shipments were primarily due to mill downtime for large capital project installations at each of our four lumber mills, as well as downtime taken at certain mills near year end to balance supply with demand.

Cost of Goods Sold

2016 compared with 2015

Cost of goods sold fluctuated based on the following factors:

•

Fiber costs increased $1.6 million, or 1%. Increased use of fiber due to higher production volume was substantially offset by lower per unit log costs in most of our mills, as well as increased lumber recovery.

•

Freight costs increased as a result of residual hauling costs that were previously the responsibility of the customer. These costs are billed to the customer and included in revenue. Higher lumber shipments also increased freight costs.

•

Manufacturing costs declined 1% in 2016. The increased cost associated with higher production volume in 2016 was more than offset by lower maintenance expense. We also had 11 days of downtime at our St. Maries, Idaho sawmill in the first quarter of 2016 due to log shortages resulting from an unseasonably warm winter that caused unfavorable hauling conditions.

•	Finished goods inventory fluctuates based on a combination of production volume, fiber costs, manufacturing costs and shipments.

2015 compared with 2014

Cost of goods sold fluctuated based on the following factors:

•	Fiber costs decreased $0.7 million primarily due to lower production volumes, partially offset by higher per-unit fiber costs.
•	Freight, logging and hauling costs were higher in 2015, compared with 2014, due to an increase in cutting contracts, which require the mill to contract log and haul.
•	Manufacturing costs increased primarily due to higher payroll and maintenance expense, largely the result of overtime and temporary labor associated with projects at the mills.
•	Finished goods inventory fluctuates based on a combination of production volume, fiber costs, manufacturing costs and shipments.

Real Estate Segment

				2016	2015
	For the Years Ended December 31,			vs.	vs.
(Dollars in thousands)	2016	2015	2014	2015	2014
Revenues	$32,604	$28,989	$40,460	12%	(28%)
Cost of goods sold:
Basis of real estate sold	8,518	7,394	9,355	15%	(21%)
Other	2,490	2,519	2,050	(1%)	23%
	11,008	9,913	11,405	11%	(13%)
Selling, general and administrative expenses	2,569	2,227	2,110	15%	6%
Loss on sale of central Idaho timber and timberlands	48,522	—	—	*	*
Operating income (loss)	$(29,495)	$16,849	$26,945	*	(37%)

*	Percentage change not meaningful

	2016		2015		2014
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	5,267	$2,338	4,599	$3,340	3,784	$2,129
Rural real estate	12,911	$1,246	9,036	$1,329	28,059	$1,112
Non-strategic timberland	4,365	$963	1,753	$900	1,560	$779
Central Idaho timberland	171,598	$665	—	$—	—	$—
Total	194,141		15,388		33,403

2016 compared with 2015

In the second quarter of 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million, resulting in a loss of $48.5 million before tax. We purchased the property in 2007 and 2008 for the purpose of growing and harvesting timber and selling rural recreational parcels. In the recent recession, the central Idaho rural recreational real estate market collapsed and has not recovered. The sale freed up capital without having to wait for the rural recreational real estate market in central Idaho to recover.

Excluding the sale of central Idaho, we sold 7,155 more acres than last year, at a lower weighted average sales price. The average sales price per acre was higher in the prior year largely due to the sale of two commercial real estate sites included in HBU, as well as geographic mix.

2015 compared with 2014

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

Liquidity and Capital Resources

Overview

As of December 31, 2016, we improved our liquidity and decreased our borrowings. Long-term debt was reduced by $20.1 million and we had no borrowings outstanding under our revolving line of credit, compared with $30.0 million outstanding at the end of 2015.

Cash Flows from Operating Activities

2016 compared with 2015

Net cash provided by operating activities was $102.1 million in 2016, compared with $74.0 million in 2015. The increase of $28.1 million was primarily the result of the following:

•

Cash received from customers increased $23.9 million, primarily due to increased lumber shipments and more acres sold by our Real Estate segment in 2016 over 2015, excluding the central Idaho timber and timberland sale. A more detailed discussion of revenues is included in Business Segment Results.

•

Net cash inflows related to income taxes were $8.1 million in 2016, compared with outflows of $1.6 million in 2015. As a result of the loss on sale of central Idaho timberlands in the second quarter of 2016, we received a $5.5 million tax refund. In addition, we received an additional $1.5 million in tax refunds in the fourth quarter of 2016.

•	Cash paid for interest decreased $1.6 million due to the reduction in long-term debt.

Partially offsetting the increases in 2016 were:

•	Cash paid to employees and suppliers increased $5.8 million primarily due to costs for freight, logging and hauling attributable to the 10% increase in lumber shipments.
•	Cash contributions to our qualified pension plans were $1.3 million in 2016. We did not make a qualified pension plan contribution in 2015.

2015 compared with 2014

Net cash provided by operating activities was $74.0 million in 2015, compared with $131.4 million in 2014. The decreased of $57.4 million was primarily the result of the following:

•	Cash received from customers decreased $42.5 million, primarily due to lower log and lumber prices. A more detailed discussion of revenues is included in Business Segment Results.
•

Cash paid to employees and suppliers increased $26.2 million primarily due to increased logging and hauling expense as a result of our acquisition of Alabama and Mississippi timberlands in December 2014, as well as higher fiber and lumber manufacturing costs.

•

Cash paid for interest increased $8.8 million as a result of $310.0 million of long-term debt incurred in December 2014 for the acquisition of timberlands in Alabama and Mississippi. Net cash paid for interest expense in 2015 was $29.7 million, compared with $20.9 million in 2014.

Partially offsetting the decrease was:

•	Net cash outflows related to income taxes decreased $16.5 million. In 2015, cash paid for taxes was $1.6 million, compared with $18.1 million in 2014.
•	Cash contributions to our qualified pension plans decreased $3.6 million in 2015 from 2014. We did not make a qualified pension plan contribution in 2015.

Net Cash Flows from Investing Activities

Net cash provided by investing activities was $93.4 million in 2016, compared with net cash used for investing activities of $33.6 million and $406.8 million in 2015 and 2014, respectively.

•	In 2016, the net proceeds from the sale of central Idaho timber and timberlands were $111.5 million, partially offset by $19.3 million used for capital expenditures.

•

In 2015, we used $32.7 million for capital expenditures and $10.2 million for the acquisition of timber and timberlands, partially offset by $7.0 million provided by short-term investments.  During 2015, we completed large capital projects at each of our lumber mills.

•	In 2014, we used $389.0 million for the acquisition of timber and timberlands and $24.2 million for capital expenditures.

We anticipate that we will spend $27 million for capital expenditures in 2017. Our capital spending will primarily be related to reforestation expenditures, logging road construction and general replacement projects for our wood products manufacturing facilities.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $120.8 million in 2016 and $56.5 million in 2015. Net cash provided by financing activities was $250.4 million in 2014.

•

Net cash used in financing activities in 2016 was primarily attributable to the $42.6 million repayment of Minnesota revenue bonds, $60.8 million of dividends to stockholders and $6.0 million in the repurchase of common stock. We refinanced debt of $93.2 million at attractive interest rates.

•	In 2015, we paid dividends to stockholders, which totaled $61.0 million and repaid $22.5 million of debentures. This was partially offset by $30.0 million provided by our revolving line of credit.
•	In 2014, the proceeds from the borrowing of long-term debt provided $310.0 million used to acquire timberlands, which was partially offset by dividends to stockholders of $57.8 million.

Credit Agreement

On August 12, 2014, we entered into an amended and restated credit agreement with an expiration date of February 12, 2020. This credit agreement provides for a revolving line of credit with an initial aggregate principal amount not to exceed $250 million, which may be increased by up to an additional $250 million, subject to certain conditions and agreement of the lenders. It also includes a sublimit of $40 million for the issuance of standby letters of credit and a sublimit of $15 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. At December 31, 2016, there were no borrowings outstanding under the revolving line of credit and approximately $1.2 million of the letter of credit subfacility was being used to support outstanding standby letters of credit. Available borrowing capacity as of December 31, 2016 was $248.8 million.

We may utilize borrowings under the credit agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

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

Term Loans

In December 2014, we entered into an amended and restated term loan agreement. The amended term loan agreement provided additional term loan facilities of $310 million to fund the acquisition of timberlands in Alabama and Mississippi. In February 2016, an additional tranche was added to refinance $27.5 million of long-term debt that matured in December 2015 and February 2016.  The amended term loan agreement totaling $349.5 million contains covenants similar to the credit agreement discussed above.

Senior Notes

In 2009, we sold $150 million aggregate principal amount of 7.5% senior notes. The terms of these notes limit our ability, and the ability of any subsidiary guarantors, to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens. Dividends and the repurchase of our capital stock, are permitted as follows:

•

We may use 100% of our Funds Available for Distribution (FAD), for the period January 1, 2010 through the end of the quarter preceding the payment date, less cumulative restricted payments previously made from FAD during that period, to make restricted payments. Our cumulative FAD less our dividends paid was $209.3 million as of December 31, 2016.

•

If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $90.1 million as of December 31, 2016.

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

Financial Covenants

The table below sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of December 31, 2016:

	Covenant Requirement		Actual At December 31, 2016
Interest Coverage Ratio	≥	3.00 to 1.00	8.30
Leverage Ratio	≤	40%	26%
Allowable acres that may be sold[1]		480,000

[1]

Acres sold under the credit and term loan agreements were 216,351 and 16,059, respectively, as of December 31, 2016.  The term loan agreement allows for an exclusion of up to 250,000 acres sold in the fiscal years ending December 31, 2016 and December 31, 2017.

The Interest Coverage Ratio is EBITDDA, which is defined as net income adjusted for interest expense, income taxes, depreciation, depletion and amortization, the basis of real estate sold and non-cash equity compensation expense, divided by interest expense for the same period.

The Leverage Ratio is our Total Funded Indebtedness divided by our Total Asset Value. Our Total Funded Indebtedness consists of our long-term debt, including any current portion of long-term debt, revolving line of credit borrowings, plus the total amount outstanding under the letter of credit subfacility. Our Total Asset Value per the credit agreement is defined as the value of our timberlands, the book basis of our wood products manufacturing facilities, cash and cash equivalents, short-term investments, and the cash value of our company-owned life insurance (COLI). The book basis of our Wood Products manufacturing facilities and the cash value of our COLI are each limited to 5% of Total Asset Value.

Future Cash Requirements

Based on our outlook for 2017 and taking into account planned harvest activities, we expect to fund a majority of our 2017 annual cash dividends using the cash flows from our REIT-qualifying timberland operations and from cash and cash equivalents on hand. We will also utilize cash dividends from Potlatch TRS to fund our cash dividends, while maintaining compliance with the limits imposed by our REIT status. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund dividends to stockholders using cash flows from Potlatch TRS.

As a result of the Highway and Transportation Funding Act (HAFTA) of 2014, which extended the Moving Ahead for Progress in the 21st Century Act (MAP-21), minimum required contributions to defined benefit plans were temporarily reduced for plan years 2013 through 2017. Commencing in 2018, HAFTA will no longer alter effective interest rates, resulting in increased contribution requirements. While we do not expect to make a contribution to our qualified pension plans in 2017, based on current projections, we expect to pay $122 million in qualified pension plan contributions over the next 10 years.

Dividends to Shareholders

The following table summarizes the historical tax characteristics of dividends to shareholders for the years ended December 31:

(Amounts per share)	2016	2015	2014
Capital gain dividends	$1.50	$1.28	$1.425
Non-taxable return of capital	—	0.22	—
Total dividends	$1.50	$1.50	$1.425

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. In May 2016, Moody’s downgraded our debt rating to 'Ba1', with a stable outlook. In November 2015, Standard & Poor's downgraded our rating to 'BB', with a stable outlook.  In May 2016, Standard & Poor’s revised our outlook to positive.

Off-Balance Sheet Arrangements

We had no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K as of December 31, 2016 and December 31, 2015 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
(Dollars in thousands)	Total	Within 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt[1]	$587,485	$11,000	$204,250	$86,000	$286,235
Interest on long-term debt[2]	119,756	25,277	46,405	22,329	25,745
Operating leases[3]	15,193	4,383	6,196	3,188	1,426
Purchase obligations[4]	18,293	10,682	7,304	307	—
Other long-term liabilities[5]	8,560	5,800	692	692	1,376
Total	$749,287	$57,142	$264,847	$112,516	$314,782

[1]	See Note 8: Debt in the Notes to Consolidated Financial Statements.
[2]

Amounts presented for interest payments assume that all long-term debt outstanding as of December 31, 2016 will remain outstanding until maturity and interest rates on variable rate debt in effect as of December 31, 2016 will remain in effect until maturity. Estimated cash flows related to interest rate swaps are also included in this category.

[3]	See Note 14: Commitments and Contingencies in the Notes to Consolidated Financial Statements.
[4]

Purchase obligations primarily include open purchase orders for goods or services that are legally binding on us and that specify fixed or minimum quantities to be purchased. Purchase obligations exclude arrangements that we can cancel without penalty.

[5]

Other long-term liabilities consist of certain employee-related obligations. We estimate that we will make non-qualified pension plan and other postretirement employee benefit payments of $5.8 million in 2017. We are not required to make contributions to our qualified pension plans in 2017. Due to the uncertainty of payment timing and amounts, we have not included estimated payments for pension and post retirement funding beyond 2017, Idaho cost share roads, deferred compensation and unrecognized tax benefits.

Critical Accounting Policies and Estimates

Our accompanying Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are both very important to the portrayal of our financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates.

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

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs, including revenues, costs and capital spending, are subject to frequent change for many reasons.

Income taxes. We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and tax planning strategies. Based on projected taxable income for Potlatch TRS over the periods for which the deferred tax assets are deductible, as well as certain tax planning strategies that management has undertaken and expects to have the ability to undertake in the future, we have recorded a $0.7 million valuation allowance on certain Idaho Investment Tax Credits. With the exception of the valuation allowance, we believe that it is more likely than not that we will realize the remaining $58.7 million in benefits of these deductible differences and carryforwards as of December 31, 2016. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced or management is unable to implement one or more tax planning strategies.

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

Pension and postretirement employee benefits. The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the discount rate applied to pension plan obligations and the expected rate of return on plan assets. For other postretirement employee benefit (OPEB) obligations related to certain health care benefits provided to qualified retired employees, critical assumptions in determining OPEB expense are the discount rate applied to benefit obligations and the assumed health care cost trend rates used in the calculation of benefit obligations.

Note 11: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements includes information on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense for the three years ended December 31, 2016, as well as the funded status of our pension plans and OPEB obligations as of December 31, 2016 and 2015.

The discount rate used in the determination of pension and OPEB benefit obligations in 2016, 2015 and 2014 was calculated using hypothetical bond portfolios consisting of “AA” or better rated securities that match the expected monthly pension and OPEB benefit payments. The portfolios were well-diversified over corporate industrial, corporate financial, municipal, federal and foreign government issuers. At December 31, 2016, we calculated benefit obligations using a 4.40% discount rate. We used a discount rate of 4.65% and 4.25% at December 31, 2015 and 2014, respectively.

To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historic long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The expected long-term rates of return on pension plan assets was 6.50% for the year ended December 31, 2016, and 6.75% and 7.50% for the years ended December 31, 2015 and December 31, 2014, respectively.

Net periodic pension plan cost, recognized in our Consolidated Statements of Income in 2016, was $21.4 million. A decrease in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would increase net periodic cost. A 25 basis point decrease in the discount rate would increase net periodic cost by approximately $0.6 million in 2017 and increase the projected benefit obligation by approximately $10.0 million as of December 31, 2017. A 25 basis point decrease in the assumption for the expected return on plan assets would increase net periodic cost by approximately $0.7 million in 2017. The actual rates of return on plan assets may vary significantly from the assumption used.

For our OPEB obligations, the net periodic benefit, recognized in our Consolidated Statements of Income for 2016, was $5.7 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 4.10%, 4.25% and 3.90% at December 31, 2016, 2015 and 2014, respectively. The assumed health care cost trend rate used to calculate OPEB obligations as of December 31, 2016 was 7.90% for a certain group of participants under age 65 in our hourly plan and our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 4.20% in 2086.

A decrease in the discount rate or increase in the health care cost trend rate assumption, all other assumptions remaining the same, would increase our OPEB liability. A 25 basis point decrease in the OPEB discount rate would be de minimis to annual net periodic cost. A 1% increase in the health care cost trend rate assumption would have affected our OPEB obligation by approximately $0.1 million, as reported in Note 11: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

See new accounting pronouncements in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure on financial instruments includes interest rate risk on our short-term investments, bank credit facility, term loans and interest rate swap agreements. All market risk sensitive instruments were entered into for purposes other than trading purposes. We do not attempt to hedge our exposure to interest rate risk for our cash equivalents and short-term investments.

The interest rates applied to borrowings under our credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments. There were no borrowings under our credit facility at December 31, 2016.

We are exposed to interest rate risk through our variable rate debt instruments. At December 31, 2016, we had six separate interest rate swaps with notional amounts totaling $96.8 million.  We have five fair value interest rate swaps, which convert interest payments with fixed rates ranging between 7.50% and 8.89% to a variable rate of 3-month LIBOR plus a spread between 5.84% and 6.29%.  Our fair value swaps terminate at various dates between June 2017 and November 2019.  We have one cash flow hedge, which converts a variable rate of 2.15% plus 3-month LIBOR to a fixed rate of 3.88% and terminates in February 2026.  See Note 9: Derivative Instruments in the Notes to Consolidated Financial Statements for additional information.

Quantitative Information about Market Risks

The following table summarizes our outstanding debt, interest rate swaps and average interest rates as of December 31, 2016:

	Expected Maturity Date
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Variable rate debt:
Principal due	$—	$—	$40,000	$40,000	$40,000	$27,500	$147,500	$147,500
Average interest rate			3.42%	3.86%	3.99%	4.58%	3.91%
Fixed rate debt:
Principal due	$11,000	$14,250	$150,000	$6,000	$—	$258,735	$439,985	$453,790
Average interest rate	5.64%	8.88%	7.50%	3.70%		4.13%	5.46%
Interest rate swaps:
Fixed to variable	$5,000	$14,250	$50,000	$—	$—	$—	$69,250	$156
Average pay rate	7.37%	7.47%	7.60%				7.55%
Average receive rate	8.88%	8.88%	7.50%				7.88%
Variable to fixed	$—	$—	$—	$—	$—	$27,500	$27,500	$1,148
Average pay rate						1.73%	1.73%
Average receive rate						2.43%	2.43%

A hypothetical increase or decrease of 50 and 100 basis points (BPS) related to our interest rate swap agreements would have the following effects on fair value:

		Interest Rate Swap Agreements - Fair Value[1]
(Dollars in thousands)	Notional Amount	Current	+50 BPS	+100 BPS	-50 BPS	-100 BPS
Maturing in:
2017	$5,000	$38	$31	$25	$44	$51
2018	14,250	233	166	98	302	370
2019	50,000	(32)	(705)	(1,365)	651	1,346
2026	27,500	1,160	2,221	3,233	45	(1,125)
Total	$96,750	$1,399	$1,713	$1,991	$1,042	$642

[1]	Fair value for this table is calculated on a termination value basis. Accrued interest is included and a credit value adjustment, which is used for GAAP purposes, is excluded.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited the accompanying consolidated balance sheets of Potlatch Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Potlatch Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 17, 2017

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenues	$599,099	$575,336	$606,950
Costs and expenses:
Cost of goods sold	462,304	470,037	429,789
Selling, general and administrative expenses	52,719	46,392	44,655
Loss on sale of central Idaho timber and timberlands	48,522	—	—
	563,545	516,429	474,444
Operating income	35,554	58,907	132,506
Interest expense, net	(28,941)	(32,761)	(22,909)
Income before income taxes	6,613	26,146	109,597
Income tax benefit (provision)	4,325	5,568	(19,687)
Net income	$10,938	$31,714	$89,910

Net income per share:
Basic	$0.27	$0.78	$2.21
Diluted	$0.27	$0.77	$2.20
Dividends per share	$1.50	$1.50	$1.425
Weighted-average shares outstanding (in thousands)
Basic	40,798	40,842	40,749
Diluted	41,033	40,988	40,894

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$10,938	$31,714	$89,910
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits:
Net loss arising during the period, net of tax benefit of $(1,826), $(1,913) and $(15,598)	(2,857)	(2,990)	(24,396)
Amortization of actuarial loss included in net periodic cost, net of tax expense of $7,042, $7,794 and $6,488	11,014	12,190	10,149
Amortization of prior service credit included in net periodic cost, net of tax benefit of $(3,260), $(3,396) and $(3,468)	(5,099)	(5,311)	(5,425)
Cash flow hedge, net of tax of $448, $-, and $-	701	—	—
Other comprehensive income (loss), net of tax	3,759	3,889	(19,672)
Comprehensive income	$14,697	$35,603	$70,238

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	At December 31,
	2016	2015
		As Adjusted[1]
ASSETS
Current assets:
Cash and cash equivalents[1]	$82,584	$7,925
Receivables, net of allowance for doubtful accounts of $510 and $440	17,284	13,420
Inventories	52,622	35,162
Other assets	11,155	14,246
Total current assets	163,645	70,753
Property, plant and equipment, net	72,820	75,285
Timber and timberlands, net	641,856	816,599
Deferred tax assets, net	42,051	46,600
Other assets	7,309	7,375
Total assets	$927,681	$1,016,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit borrowings	$—	$30,000
Current portion of long-term debt	11,032	5,007
Accounts payable and accrued liabilities	43,710	39,740
Current portion of pension and other postretirement employee benefits	5,839	5,973
Total current liabilities	60,581	80,720
Long-term debt	572,956	598,874
Pension and other postretirement employee benefits	123,284	119,369
Other long-term obligations	14,586	13,913
Total liabilities	771,407	812,876
Commitments and contingencies
Stockholders’ equity:
Preferred stock, authorized 4,000,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000,000 shares, issued 40,519,351 and 40,680,713 shares	40,519	40,681
Additional paid-in capital	355,274	350,541
Accumulated deficit	(128,775)	(72,983)
Accumulated other comprehensive loss	(110,744)	(114,503)
Total stockholders’ equity	156,274	203,736
Total liabilities and stockholders' equity	$927,681	$1,016,612

[1]	Short-term investments as of December 31, 2015 were reclassified to cash and cash equivalents to conform with the 2016 presentation.

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
		As Adjusted[1]	As Adjusted[1]
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,938	$31,714	$89,910
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	34,190	38,105	26,749
Basis of real estate sold	8,011	7,012	8,646
Change in deferred taxes	1,853	(5,696)	(1,616)
Employee benefit plans	10,479	4,986	2,122
Equity-based compensation expense	4,390	4,758	4,137
Loss on sale of central Idaho timber and timberlands	48,522	—	—
Other, net	(1,198)	(2,046)	(2,191)
Change in:
Receivables	(3,712)	(3,864)	7,016
Inventories	(17,460)	(3,672)	4,785
Other assets	(473)	898	(1,421)
Accounts payable and accrued liabilities	7,232	267	(2,388)
Other liabilities	645	1,552	(827)
Funding of qualified pension plans	(1,300)	—	(3,550)
Net cash from operating activities	102,117	74,014	131,372
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments[1]	—	6,995	1,810
Transfer from company owned life insurance (COLI)	6,384	1,492	28,870
Transfer to COLI	(3,967)	—	(25,515)
Purchase of property, plant and equipment	(5,866)	(18,987)	(13,261)
Timberlands reforestation and roads	(13,422)	(13,745)	(10,971)
Acquisition of timber and timberlands	(1,244)	(10,230)	(388,952)
Net proceeds from sale of central Idaho timber and timberlands	111,460	—	—
Other, net	6	886	1,263
Net cash from investing activities	93,351	(33,589)	(406,756)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(60,842)	(61,017)	(57,848)
Revolving line of credit borrowings (repayment)	(30,000)	30,000	—
Repayment of long-term debt	(113,335)	(22,500)	—
Repurchase of common stock	(5,956)	—	—
Proceeds from issuance of long-term debt	93,235	—	310,000
Other, net	(3,911)	(3,000)	(1,783)
Net cash from financing activities	(120,809)	(56,517)	250,369
Change in cash and cash equivalents[1]	74,659	(16,092)	(25,015)
Cash and cash equivalents at beginning of year[1]	7,925	24,017	49,032
Cash and cash equivalents at end of year[1]	$82,584	$7,925	$24,017

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$28,051	$29,676	$20,918
Income taxes, net	$(8,081)	$1,576	$18,104

[1]	Certain short-term investments in 2015 and 2014 were reclassified to cash and cash equivalents to conform with the 2016 presentation.

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2013	40,536,879	$40,537	$337,887	$(75,556)	$(98,720)	$204,148
Exercise of stock options and stock awards	12,859	13	385	—	—	398
Performance shares and restricted stock units	55,441	55	2,974	(94)	—	2,935
Net income	—	—	—	89,910	—	89,910
Director deferred stock awards	—	—	5,195	—	—	5,195
Pension plans and OPEB obligations	—	—	—	—	(19,672)	(19,672)
Common dividends, $1.425 per share	—	—	—	(57,848)	—	(57,848)
Balance, December 31, 2014	40,605,179	$40,605	$346,441	$(43,588)	$(118,392)	$225,066
Performance shares and restricted stock units	75,534	76	3,406	(92)	—	3,390
Net income	—	—	—	31,714	—	31,714
Director deferred stock awards	—	—	701	—	—	701
Pension plans and OPEB obligations	—	—	—	—	3,889	3,889
Transfer of assets from REIT to subsidiary	—	—	(7)	—	—	(7)
Common dividends, $1.50 per share	—	—	—	(61,017)	—	(61,017)
Balance, December 31, 2015	40,680,713	$40,681	$350,541	$(72,983)	$(114,503)	$203,736
Performance shares and restricted stock units	8,263	8	4,065	(102)	—	3,971
Net income	—	—	—	10,938	—	10,938
Director deferred stock awards	—	—	668	—	—	668
Pension plans and OPEB obligations	—	—	—	—	3,058	3,058
Repurchase of common stock	(169,625)	(170)	—	(5,786)	—	(5,956)
Cash flow hedge	—	—	—	—	701	701
Common dividends, $1.50 per share	—	—	—	(60,842)	—	(60,842)
Balance, December 31, 2016	40,519,351	$40,519	$355,274	$(128,775)	$(110,744)	$156,274

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

CONSOLIDATION

The Consolidated Financial Statements include the accounts of Potlatch Corporation and its subsidiaries after the elimination of intercompany transactions and accounts. There are no unconsolidated subsidiaries.

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

Significant estimates include timber volumes, income projections and tax planning strategies used to support realization of deferred tax assets, environmental liabilities, pension and postretirement obligation assumptions, the fair value of derivative instruments and assumptions utilized for asset and disposal group impairment tests. These significant estimates are described in further detail below.

Cash and Cash Equivalents

Cash equivalents are investments that are highly liquid with maturities of three months or less.

SHORT-TERM INVESTMENTS

We classify our short-term investments as “available for sale.” All short-term investments of REIT funds are made in compliance with the requirements of the Internal Revenue Code with respect to qualifying REIT investments.

INVENTORIES

The last-in, first-out method is used to determine the cost of logs, lumber and plywood for most of our operations. The average cost method is used to determine the cost of all other inventories. Inventories are stated at the lower of cost or net realizable value. Expenses associated with idle capacity or other curtailments of production are reflected in cost of goods sold in the periods incurred.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are valued at cost less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method of depreciation.

Major improvements and replacements of property are capitalized. Maintenance, repairs and minor improvements and replacements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation are removed from the accounts. Any gains or losses are included in earnings.

TIMBER AND TIMBERLANDS

Timber and timberlands are valued at cost less accumulated depletion and amortization. We capitalize costs related to stand establishment, which include the preparation of the land for planting, seeds or seedlings and tree planting costs, which include third-party labor costs, materials and other contract services. Upon completion of planting activities and field inspection to confirm the planting operation was successful, a plantation will be considered “established.”

Subsequent expenditures to maintain the integrity or enhance the growth of an established plantation or stand are expensed. Post-establishment expenses include vegetation control, fertilization, thinning operations and the replanting of seedlings lost through mortality. Forest management costs are considered current operating expenses and include property taxes and insurance, silviculture costs incurred subsequent to stand establishment, cruising (physical inventory), property maintenance, salaries, supplies, travel, record-keeping, fire protection and other normal recurring administrative personnel costs.

Timberland acquisitions are capitalized based on the relative appraised values of timberland, merchantable sawlogs, merchantable pulpwood, pre-production (young growth not yet merchantable), logging roads and other land improvements.

The aggregate estimated volume of current standing merchantable timber inventory, which is a component of calculating our depletion rates, is updated at least annually to reflect increases due to the reclassification of young growth to merchantable timber when the young growth meets defined diameter specifications, the annual growth of merchantable timber and the acquisition of additional merchantable timber and to reflect decreases due to timber harvests and land sales. Timber volumes are estimated from cruises of the timber tracts, which are completed on our timberlands on approximately a five to ten year cycle. Individual cruises are compiled to create a growth projection model.

Depletion represents the amount charged to expense as fee timber is harvested. Rates at which timber is depleted are calculated annually for each of our depletion pools by dividing the beginning of year balance of the merchantable timber accounts by the forest inventory volume, after inventory updates for growth projection adjustments and new timber cruises.

The base cost of logging roads, such as clearing, grading and ditching, is not amortized and remains a capitalized item until obliteration or other disposition. Other portions of the initial logging road cost, such as bridges, culverts and gravel surfacing are amortized over their useful lives, which range from 5 to 20 years. Costs associated with temporary logging road spurs are expensed as incurred.

REAL ESTATE SALES

Sales of non-core timberland are considered to be part of our normal operations. We therefore classify revenue and costs associated with real estate sold in revenues and cost of goods sold, respectively, in our Consolidated Statements of Income. Cash generated from real estate sales is included as an operating activity in our Consolidated Statements of Cash Flows.

The sale of large parcels of property, such as our sale of central Idaho, that do not represent our core operations and are of such a size as to not be indicative of our ongoing operations, are presented as a net gain or loss in our Consolidated Statements of Income. Cash generated from these sales is included as an investing activity in our Consolidated Statements of Cash Flows.

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

REVENUE RECOGNITION

We recognize revenue from the sale of timber when risk of loss transfers to the buyer and the quantity sold is determinable. These sales usually take the form of delivered logs, pay-as-cut stumpage contracts, lump sum stumpage contracts or timber deeds. On delivered log sales, revenue includes amounts billed for logging and hauling and is recognized at the point the logs are delivered and scaled. Revenue is recognized on timber deeds and lump sum stumpage contracts generally upon closing or when the contracts are effective, which is the point at which the buyer assumes risk of loss associated with the standing timber.

We recognize revenue from the sale of manufactured wood products and residual by-products when there is persuasive evidence of a sales agreement, the price to the customer is fixed and determinable, collection is reasonably assured and title and the risk of loss passes to the customer. Shipping terms generally indicate when title and the risk of loss have passed. Revenue is recognized at shipment when shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer.

We receive cash consideration in full and recognize revenue at closing on substantially all of our real estate sales.

While sales taxes are not typical, in the event sales taxes are collected, revenue is recognized net of any sales tax and sales taxes are recorded as a current liability and remitted to the appropriate governmental entities.

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

Reclassifications

We have historically classified money market funds and interest bearing cash as short-term investments. During the fourth quarter of 2016, money market funds and interest bearing cash accounts previously classified as short-term investment balances, which are highly liquid and have maturities of three months or less, have been reclassified to cash equivalents.  We believe the change is preferable, as aggregating cash and cash equivalents more clearly reflects the substance of our use of money market funds and interest bearing cash accounts as a cash management tool and not as part of an investment strategy.  In addition, the presentation is comparable to industry peer companies. There is no change to income from continuing operations, comprehensive income, total current assets, total assets, or stockholders’ equity. This change has been reported through a retrospective application of the new policy to all periods presented.  A summary of the adjustments are presented below. See Note 16: Financial Results by Quarter (unaudited) for changes to the 2016 quarterly amounts.

Consolidated Balance Sheets
				2015
(Dollars in thousands)				Previously Reported	Effect of Change	As Adjusted
Cash and cash equivalents				$—	$7,925	$7,925
Cash				$7,886	$(7,886)	$—
Short-term investments				$39	$(39)	$—

Consolidated Statement of Cash Flows
	2015			2014
(Dollars in thousands)	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted
Change in short-term investments	$26,329	$(19,334)	$6,995	$25,883	$(24,073)	$1,810
Net cash from investing activities	$(14,255)	$(19,334)	$(33,589)	$(382,683)	$(24,073)	$(406,756)
Change in cash and cash equivalents	$3,242	$(19,334)	$(16,092)	$(942)	$(24,073)	$(25,015)
Cash and cash equivalents at beginning of year	$4,644	$19,373	$24,017	$5,586	$43,446	$49,032
Cash and cash equivalents at end of year	$7,886	$39	$7,925	$4,644	$19,373	$24,017

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU No. 2014-09), which requires an entity to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Subsequent ASU’s have been issued that provide clarity, technical corrections and improvements to Topic 606. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 by one year. ASU No. 2014-09 is effective for us on January 1, 2018. For most of our sales, which consist of delivered logs, manufactured wood products, residual by-products and real estate, we expect there will be no change to the timing or amount of revenue recognized because our contracts are legally enforceable, the transaction price is fixed and performance is completed at a point in time, typically when risk of loss and title pass. We are continuing to assess the effect on our other sales, which include stumpage contracts, timber deeds, land use permits, royalties and carbon sequestration. We expect our expanded disclosures will disaggregate revenues along the lines of the sales categories mentioned above. The guidance permits a retrospective application of the new standard with certain practical expedients or retrospective application with a cumulative effect adjustment to the beginning balance of retained earnings. While we have not yet determined our transition method, the adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient and, instead, permits separate disclosure. This ASU was effective for us on January 1, 2016. As ASU No. 2015‑10, Technical Corrections and Improvements, amended the conditions for determining readily determinable fair value to include equity securities that are structured similar to a mutual fund, the adoption of this guidance had no effect on our disclosure of investments in certain pension assets in Note 11: Savings Plans, Pension Plans and Other Postretirement Employee Benefits.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, among other things, requires lessees to recognize most leases on the balance sheet. We have operating leases covering office space, equipment and vehicles expiring at various dates through 2033, which would require a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, to be recognized in the statement of financial position. Lease costs would generally continue to be recognized on a straight-line basis. We expect our right-of-use asset and lease liability will approximate our current future minimum lease payments required under our operating leases, which were $15.2 million at December 31, 2016. The ASU is effective for us on January 1, 2019.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes several aspects of the accounting for share-based payment award transactions, including accounting for income taxes, diluted shares outstanding, classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements. This ASU is effective for us on January 1, 2017. The adoption of this guidance will not have a significant effect on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable recognition threshold for credit impairments. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. The guidance provides no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. This ASU is effective for us on January 1, 2020. Our credit loss estimates are reflected in our allowance for doubtful accounts on accounts receivables, which had a balance of $0.5 million at December 31, 2016. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in practice where the accounting guidance was either unclear or did not provide specific guidance for classifying cash payments and receipts in the statement of cash flows for eight specific transactions. The ASU currently applies to our proceeds from the settlement of corporate-owned life insurance policies, which require cash proceeds received from the settlement of corporate-owned life insurance policies to be classified as cash inflows from investing activities. This ASU is effective for us retrospectively on January 1, 2018, with early adoption permitted. We report our cash flow activity consistent with the new ASU and, therefore, the adoption of this guidance will have no effect on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU defines a two-step screening test. If substantially all of the fair value of the gross assets acquired are concentrated in a single (group or similar) identifiable asset, the set is not a business. If not, then an evaluation is performed as to whether an input and a substantive process exist, and whether there are outputs, which would be considered a business. If not, the employees of the organized workforce are further assessed.

This ASU is effective for us on January 1, 2018 on a prospective basis with early application permitted under certain circumstances.

NOTE 2.  EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the years ended December 31:

(Dollars in thousands, except per share amounts)	2016	2015	2014
Net income	$10,938	$31,714	$89,910

Basic weighted-average shares outstanding	40,797,806	40,842,126	40,748,924
Incremental shares due to:
Performance shares	200,164	122,334	117,830
Restricted stock units	35,470	23,359	27,628
Diluted weighted-average shares outstanding	41,033,440	40,987,819	40,894,382

Basic net income per share	$0.27	$0.78	$2.21
Diluted net income per share	$0.27	$0.77	$2.20

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

At December 31, 2016 and 2014, there were 503 and 1,216 stock-based awards, respectively, which were excluded from the calculation of earnings per share because they were anti-dilutive. At December 31, 2015, there were no anti-dilutive stock-based awards.

On April 26, 2016, we announced that our board of directors had authorized management to repurchase up to $60 million of common stock over a period of 24 months (the “Repurchase Plan”).  We repurchased 169,625 shares of common stock during the second quarter of 2016 at an average price of $35.08 per share.  We retire shares upon repurchase.  Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 3.  INVENTORIES

(Dollars in thousands)	2016	2015
Logs	$23,342	$9,920
Lumber, plywood and veneer	20,500	16,932
Materials and supplies	8,780	8,310
	$52,622	$35,162
Valued at lower of cost or net realizable value:
Last-in, first-out basis	$29,769	$16,686
Average cost basis	22,853	18,476
Total inventories	$52,622	$35,162

Log inventories increased due to a combination of both favorable logging and hauling conditions in 2016 and unfavorable conditions in 2015.

If the last-in, first-out inventory had been carried at average cost, the values would have been higher by approximately $11.1 million, $10.6 million and $11.0 million at December 31, 2016, 2015 and 2014, respectively.

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	Range of useful lives	2016	2015
Land		$4,712	$4,736
Buildings and improvements	10-40 years	54,448	54,362
Machinery and equipment	2-25 years	190,316	189,428
Construction in progress		1,437	224
		250,913	248,750
Less: accumulated depreciation		(178,093)	(173,465)
Total property, plant and equipment, net		$72,820	$75,285

Depreciation charged against operating income totaled $8.3 million, $8.2 million and $8.1 million in 2016, 2015 and 2014, respectively.

Interest expense capitalized was inconsequential in 2016, and $0.2 million and $0.1 million in 2015 and 2014, respectively.

NOTE 5.  TIMBER AND TIMBERLANDS

(Dollars in thousands)	2016	2015
Timber and timberlands	$572,273	$745,634
Logging roads	69,583	70,965
Total timber and timberlands, net	$641,856	$816,599

Depletion from company-owned lands totaled $20.8 million, $25.3 million and $14.5 million in 2016, 2015 and 2014, respectively. Amortization of road costs, such as bridges, culverts and gravel surfacing, totaled $3.1 million, $3.1 million and $2.8 million in 2016, 2015 and 2014, respectively.

Future payments due under timber cutting contracts as of December 31, 2016 are as follows:

(Dollars in thousands)
2017	$6,741
2018	5,275
2019	1,604
2020	32
2021	275
Total	$13,927

LOSS ON SALE OF CENTRAL IDAHO TIMBER AND TIMBERLANDS

On April 21, 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million. We purchased the property in 2007 and 2008 for the purpose of growing and harvesting timber and selling rural recreational parcels.  In the recent recession, the central Idaho rural recreational real estate market collapsed and has not recovered. The sale freed up capital without having to wait for the rural recreational real estate market in central Idaho to recover. We recorded a loss of $48.5 million before taxes in our Real Estate segment in the second quarter of 2016. Historical earnings generated by the property were positive, but not material.

NOTE 6.  CURRENT OTHER ASSETS

(Dollars in thousands)	2016	2015
Real estate held for sale	$9,184	$12,708
Prepaid expenses	1,939	1,531
Interest rate swaps	32	7
Total current other assets	$11,155	$14,246

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

(Dollars in thousands)	2016	2015
Accrued payroll and benefits	$13,634	$9,509
Accounts payable	8,382	6,351
Accrued interest	6,237	6,797
Accrued taxes	4,956	5,304
Other current liabilities	10,501	11,779
Total accounts payable and accrued liabilities	$43,710	$39,740

NOTE 8.  DEBT

(Dollars in thousands)	2016	2015
Term loans, variable rate 2.50% to 3.00% due 2019 through 2026 and fixed rate 2.95% to 4.64% due 2017 through 2024	$349,500	$322,000
Senior notes, 7.50% due 2019	150,000	150,000
Revenue bonds, 2.75% due 2024	65,735	108,335
Medium-term notes, 8.75% to 8.89%, due 2017 through 2022	22,250	27,250
Long-term principal	587,485	607,585
Interest rate swaps	247	581
Less debt issuance costs	(3,015)	(3,037)
Less unamortized discounts	(729)	(1,248)
Total long-term debt (includes current portion)	583,988	603,881
Less current portion of long-term debt	(11,032)	(5,007)
Long-term debt	$572,956	$598,874

Term loan variable rates are based on three-month LIBOR of 0.85% at December 31, 2016.

TERM LOANS

In February 2016, we amended the term loan agreement to provide an additional $27.5 million borrowing.  The additional tranche refinanced long-term debt that matured in December 2015 and February 2016.  The new debt matures in 2026 and carries a rate equal to 3-month LIBOR plus 2.15% annum.  At December 31, 2016, the amended term loan agreement includes nine tranches consisting of the following:

•	two $6 million tranches, with rates of 2.95% maturing in 2017 and 3.70% maturing in 2020;
•	three $40 million tranches maturing each year from 2019 through 2021 at variable rates based on three-month LIBOR plus a spread between 1.65% and 1.90%;
•	two $40 million tranches with rates of 4.29% maturing in 2022 and 4.49% maturing in 2023;
•	one tranche of $110 million with a rate of 4.64% maturing in 2024; and
•	one tranche of $27.5 million with a rate of 2.15% plus three-month LIBOR.

We were in compliance with all term loan debt covenants at December 31, 2016 and 2015.

SENIOR NOTES

In 2009, we sold $150 million aggregate principal amount of 7.50% senior notes. The terms of these notes limit our ability, and the ability of any subsidiary guarantors, to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens.

MEDIUM-TERM NOTES AND REVENUE BONDS

The medium term notes were originally issued during 1991 and 1992.

In June 2016, we repaid $42.6 million of revenue bonds.  The bonds carried a rate of 5.90% and matured in 2026.  In August 2016, we refinanced $65.7 million of revenue bonds at a rate of 2.75%. The original bonds, which carried a rate of 6.00%, were extinguished and a new debt obligation was simultaneously issued. The principal balance and maturity date in 2024 remain unchanged.

DEBT ISSUANCE COSTS

Debt issuance costs represent the capitalized direct costs incurred related to the issuance of debt. These costs are amortized to interest expense over the terms of the respective borrowings.

DEBT MATURITIES

Scheduled principal payments due on long-term debt as of December 31, 2016 are as follows:

(Dollars in thousands)
2017	$11,000
2018	14,250
2019	190,000
2020	46,000
2021	40,000
Thereafter	286,235
Total	$587,485

Principal repayments on long-term debt occur at maturity.  Our debt obligations are of equal priority.

CREDIT AGREEMENT

On August 12, 2014, we entered into an amended and restated credit agreement with an expiration date of February 12, 2020. The credit agreement provides for a revolving line of credit with an initial aggregate principal amount not to exceed $250 million, which may be increased by up to an additional $250 million. It also includes a sublimit of $40 million for the issuance of standby letters of credit and a sublimit of $25 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of December 31, 2016, there were no borrowings outstanding under the revolving line of credit, and approximately $1.2 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2016 was $248.8 million.

Pricing is set according to the type of borrowing. LIBOR Loans are issued at a rate equal to the British Bankers Association LIBOR Rate, while Base Rate Loans are issued at a rate equal to the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its “prime rate” and (c) the sum of the LIBOR that would apply to a one month Interest Period plus 1.00%. The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 0.875% to 1.70% for LIBOR loans and from 0% to 0.70% for Base Rate loans, depending on our current credit rating. As of December 31, 2016, we were able to borrow under the bank credit facility with the additional applicable rate of 1.50% for LIBOR Loans and 0.50% for Base Rate Loans, with facility fees of 0.25% on the $250 million of the bank credit facility.

We were in compliance with all credit facility debt covenants at December 31, 2016 and 2015.

NOTE 9.  DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks.

Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset or liability to a particular risk, such as interest rate risk, are considered fair value hedges. We have five fair value interest rate swaps with notional amounts totaling $69.3 million associated with $19.3 million of our medium-term notes and $50.0 million of our senior notes. The fair value swaps convert interest payments with fixed rates ranging between 7.50% and 8.89% to a variable rate of 3-month LIBOR plus a spread between 5.84% and 6.29%. Our fair value swaps terminate at various dates between June 2017 and November 2019.

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. We have one interest rate swap with a notional amount of $27.5 million associated with $27.5 million of term loan debt. The cash flow hedge converts a variable rate of 2.15% plus 3-month LIBOR to a fixed rate of 3.88% and terminates in February 2026. Our cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. Therefore, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and will be recognized in earnings when the hedged interest rate affects earnings. Changes in the fair value of the ineffective portion are recognized immediately in earnings. There has been no impact on earnings due to ineffectiveness to date. As of December 31, 2016, the amount of net losses expected to be reclassified into earnings in the next 12 months is $0.2 million.

The fair values of our cash flow and fair value derivative instruments on our Consolidated Balance Sheets as of December 31 are as follows:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
Location	2016	2015	Location	2016	2015
Other assets, current	$32	$7		$—	$—
Other assets, non-current	1,363	574	Long-term debt	91	—
	$1,395	$581		$91	$—

The following table details the effect of derivatives on our Consolidated Statements of Income:

(Dollars in thousands)	Location	2016	2015	2014
Derivatives designated in fair value hedging relationships:
Realized gain on interest rate contracts[1]	Interest expense	$805	$1,534	$979
Derivatives designated in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income, net of tax (effective portion)		$(916)	$—	$—
Loss reclassified from accumulated other comprehensive income into interest expense (effective portion)[1]	Interest expense	215	—	—
Net effect on other comprehensive income		$(701)	$—	$—

[1]

Realized gains and losses on interest rate contracts consist of net cash received or paid and interest accruals on the interest rate swaps during the periods. Net cash received or paid is included in the supplemental cash flow information within interest, net of amounts capitalized in the Consolidated Statements of Cash Flows.

NOTE 10.  FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of our financial instruments as of December 31 are as follows:

	2016		2015
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (Level 1)	$82,584	$82,584	$7,925	$7,925

Derivative assets related to interest rate swaps (Level 2)	$1,395	$1,395	$581	$581
Derivative liabilities related to interest rate swaps (Level 2)	$(91)	$(91)	$—	$—

Long-term debt, including current portion (Level 2):
Term Loans	$(349,500)	$(350,909)	$(322,000)	$(322,000)
Senior notes	(149,271)	(164,250)	(149,013)	(165,375)
Revenue bonds	(65,735)	(62,205)	(108,074)	(108,454)
Medium-term notes	(22,250)	(23,926)	(27,250)	(29,611)
Total long-term debt[1]	$(586,756)	$(601,290)	$(606,337)	$(625,440)

Company owned life insurance (COLI) (Level 3)	$70	$70	$687	$687

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

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

•	For cash and cash-equivalents, the carrying amount approximates fair value due to the short-term nature of these financial instruments.
•

The fair value of the interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate forward curves.

•

The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues, or estimated based on average market prices for comparable debt when there is no quoted market price.

•	The contract value of our COLI, the amount at which it could be redeemed, is used to estimate fair value because market prices are not readily available.

COMPANY OWNED LIFE INSURANCE

We are the beneficiary of insurance policies on the lives of certain current and past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our Consolidated Balance Sheets. COLI expense and income are included in selling, general and administrative expenses and interest expense, respectively, in the Consolidated Statements of Income.  The net effect of these amounts on income was not significant for the years ended December 31, 2016, 2015 and 2014. Cash receipts and disbursements are recorded as investing activities in the Consolidated Statements of Cash Flows.

NOTE 11.  SAVINGS PLANS, PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

SAVINGS PLANS

Substantially all of our employees are eligible to participate in 401(k) savings plans. In 2016, 2015 and 2014, we made matching 401(k) contributions on behalf of our employees of $2.1 million, $2.1 million and $2.0 million, respectively.

Certain eligible employees who earn awards under our annual incentive plan are permitted to defer receipt of those awards. These employees may defer receipt of a minimum of 50% and a maximum of 100% of the award pursuant to rules established under our Management Deferred Compensation Plan. Eligible employees may also defer up to 50% of their base salary under the Management Deferred Compensation Plan. At the employee's election, deferrals may be deemed invested in a company stock unit account, a directed investment account with certain deemed investments available under the 401(k) Plan or a combination of these investment vehicles. If company stock units are elected, dividend equivalents are credited to the units.

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

On January 1, 2011, we froze our pension plans to any new salaried and hourly non-represented employees hired after that date.

In late 2009, we restructured our other postretirement benefit plans, effective January 1, 2010. The level of health care subsidy was frozen for retirees so that all future increments in health care costs will be borne by the retirees. In addition, for retirees under age 65, a high deductible medical plan was created and all other existing health care plans were terminated. For retirees age 65 or over, the medical plan is divided into two components, with the company continuing to self-insure prescription drugs and providing a fully-insured medical supplemental plan through AARP/United Healthcare. Both health care plans require the retiree to contribute the amounts in excess of the company subsidy in order to continue coverage. Finally, vision, dental and life insurance coverage for these retirees were terminated. The effect of these retiree plan changes was a reduction in the accumulated postretirement benefit obligation of $76.7 million, which was recognized as of December 31, 2009.

We use a December 31 measurement date for our benefit plans and obligations. We recognize the underfunded status of our defined benefit pension plans and other postretirement employee benefit obligations on our Consolidated Balance Sheets. We recognize the changes in the funded status in the year in which changes occur through our Consolidated Statements of Comprehensive Income.

The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans and obligations are as follows:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2016	2015	2016	2015
Benefit obligation at beginning of year	$(382,071)	$(417,694)	$(35,471)	$(41,561)
Service cost	(6,508)	(6,159)	(14)	(22)
Interest cost	(17,020)	(17,012)	(1,421)	(1,456)
Actuarial gain (loss)	(13,997)	27,094	(313)	3,778
Benefits paid	34,135	31,700	3,882	3,790
Benefit obligation at end of year	$(385,461)	$(382,071)	$(33,337)	$(35,471)

Fair value of plan assets at beginning of year	$292,200	$337,059	$—	$—
Actual return on plan assets	28,626	(14,970)	—	—
Employer contributions and benefit payments	2,984	1,811	3,882	3,790
Benefits paid	(34,135)	(31,700)	(3,882)	(3,790)
Fair value of plan assets at end of year	$289,675	$292,200	$—	$—

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1,824)	$(1,791)	$(4,015)	$(4,182)
Noncurrent liabilities	(93,962)	(88,080)	(29,322)	(31,289)
Funded status	$(95,786)	$(89,871)	$(33,337)	$(35,471)

The accumulated benefit obligation for all defined benefit pension plans is determined using the actuarial present value and was $379.5 million and $375.5 million at December 31, 2016 and 2015, respectively.

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

The investment guidelines also provide that the individual investment managers are expected to achieve a reasonable rate of return over a market cycle. Emphasis will be placed on long-term performance versus short-term market aberrations. Factors to be considered in determining reasonable rates of return include performance achieved by a diverse cross section of other investment managers, performance of commonly used benchmarks (e.g., Russell 2500 Index, Barclays Long Credit Index, Morgan Stanley Capital International Index), actuarial assumptions for return on plan investments and specific performance guidelines given to individual investment managers.

The asset allocations of the pension benefit plans’ assets at December 31 by asset category are as follows:

	Pension Plans
Asset Category	2016	2015
Domestic and international equities	36%	35%
Fixed income securities	48	48
Other (includes cash and equivalents and alternatives)	16	17
Total	100%	100%

The pension assets are stated at fair value. Refer to Note 10. Financial Instruments for a discussion of the framework used to measure fair value.

Following is a description of the valuation methodologies used for assets measured at fair value:

•

Cash and cash equivalents are classified as Level 1. Corporate common and preferred stocks with quoted market prices on major securities markets are classified as Level 1. Investments in registered investment company funds for which market quotations are generally readily available on the primary market or exchange on which they are traded, and are classified in Level 1.

•	Level 2 assets consist primarily of collective investment trust funds, which are valued at their respective net asset value (NAV) and fully redeemable in the near-term.
•	Investments in funds that may not be fully redeemed in the near-term are generally classified in Level 3. We had no Level 3 investments at December 31, 2016 or 2015.

Fair value measurements are as follows:

(Dollars in thousands)	December 31, 2016
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$2,845	$—	$2,845
Domestic equity securities[1]	25,409	26,279	51,688
International equity securities[2]	—	26,555	26,555
Emerging markets[3]	12	26,391	26,403
Fixed income securities[4]	138,897	—	138,897
Alternatives[5]	—	43,287	43,287
Total	$167,163	$122,512	$289,675

(Dollars in thousands)	December 31, 2015
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$5,591	$—	$5,591
Domestic equity securities[1]	26,253	25,619	51,872
International equity securities[2]	411	25,733	26,144
Emerging markets[3]	1,831	23,681	25,512
Fixed income securities[4]	138,906	—	138,906
Alternatives[5]	—	44,175	44,175
Total	$172,992	$119,208	$292,200

[1]

Level 1 assets are managed investments in U.S. small/mid-cap equities that track the Russell 2500 Growth index or Russell 2500 Value index. Level 2 assets are collective investments, which are invested in U.S. large-cap equities that track the S&P 500.

[2]

Level 1 assets are managed investments in small/mid-cap equities across developed markets around the world.  Level 2 assets are collective investments in equity funds of developed markets outside of the United States and Canada that track the MSCI EAFE Value index or MSCI EAFE Growth index.

[3]

Level 1 assets are mutual funds which are invested in the common stock of companies located (or with primary operations) in emerging markets that track the MSCI Emerging Markets index. Level 2 assets are collective investments in the common stock of companies located (or with primary operations) in emerging markets that track the MSCI Emerging Markets index.

[4]

Level 1 assets are mutual funds and investments in a diversified portfolio of fixed income instruments of varying maturities representing corporates, sovereign debt, U.S. treasuries and municipals that track the Barclay's Long Term Credit index.

[5]

Level 2 assets are collective investments in inflation-indexed bonds, securities of real estate companies, commodity index-linked notes, fixed income securities, foreign currencies, securities of natural resource companies, master limited partnerships, publicly listed infrastructure companies, floating-rate debt, securities of global agriculture companies and securities of global timber companies.

PLAN ACTIVITY

Pre-tax components of net periodic cost (benefit) recognized in our Consolidated Statements of Income were as follows:

	Pension Plans			Other Postretirement Employee Benefits
(Dollars in thousands)	2016	2015	2014	2016	2015	2014
Service cost	$6,508	$6,159	$5,081	$14	$22	$25
Interest cost	17,020	17,012	19,184	1,421	1,456	1,741
Expected return on plan assets	(18,999)	(20,804)	(24,512)	—	—	—
Amortization of prior service cost (credit)	518	605	748	(8,877)	(9,312)	(9,641)
Amortization of actuarial loss	16,339	17,937	14,451	1,717	2,047	2,186
Net periodic cost (benefit)	$21,386	$20,909	$14,952	$(5,725)	$(5,787)	$(5,689)

Other amounts recognized in our Consolidated Statements of Comprehensive Income were as follows:

	Pension Plans			Other Postretirement Employee Benefits
(Dollars in thousands)	2016	2015	2014	2016	2015	2014
Net amount at beginning of year	$128,244	$134,261	$117,167	$(13,741)	$(15,869)	$(18,447)
Amounts arising during the period:
Net loss (gain)	4,370	8,680	43,223	313	(3,777)	(3,229)
Taxes	(1,704)	(3,386)	(16,857)	(122)	1,473	1,259
Net amount arising during the period	2,666	5,294	26,366	191	(2,304)	(1,970)

Amounts reclassified during the period:
Amortization of prior service (cost) credit	(518)	(605)	(748)	8,877	9,312	9,641
Amortization of actuarial loss	(16,339)	(17,937)	(14,451)	(1,717)	(2,047)	(2,186)
Taxes	6,574	7,231	5,927	(2,792)	(2,833)	(2,907)
Net reclassifications during the period	(10,283)	(11,311)	(9,272)	4,368	4,432	4,548
Net amount at end of year	$120,627	$128,244	$134,261	$(9,182)	$(13,741)	$(15,869)

Amounts recognized in accumulated other comprehensive loss on our Consolidated Balance Sheets, net of tax, consist of:

	Pension Plans		Other Postretirement Employee Benefits
(Dollars in thousands)	2016	2015	2016	2015
Net loss	$120,006	$127,307	$8,778	$9,634
Prior service cost (credit)	621	937	(17,960)	(23,375)
Net amount recognized	$120,627	$128,244	$(9,182)	$(13,741)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $15.4 million and $0.3 million, respectively. The estimated net loss and prior service credit for OPEB obligations that will be amortized from accumulated other comprehensive loss into net periodic benefit over the next year are $1.6 million and $8.9 million, respectively.

EXPECTED FUNDING AND BENEFIT PAYMENTS

We are not required to make contributions to our qualified pension plans in 2017. Our non-qualified pension plan and other postretirement employee benefit plans are unfunded and benefit payments are paid from our general assets. We estimate that we will make non-qualified pension plan and other postretirement employee benefit payments of $5.8 million in 2017, which are included below.

Estimated future benefit payments, which reflect expected future service are as follows for the years indicated:

(Dollars in thousands)	Pension Plans	Other Postretirement Employee Benefits
2017	$28,846	$4,015
2018	$28,534	$3,727
2019	$28,189	$3,470
2020	$27,964	$3,255
2021	$27,609	$2,987
2022–2026	$132,424	$11,940

ACTUARIAL ASSUMPTIONS

The weighted average assumptions used to determine the benefit obligation as of December 31 were:

	Pension Plans			Other Postretirement Employee Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.40%	4.65%	4.25%	4.10%	4.25%	3.90%
Rate of salaried compensation increase	3.00%	3.00%	3.00%	—	—	—

The weighted average assumptions used to determine the net periodic cost (benefit) for the years ended December 31 were:

	Pension Plans			Other Postretirement Employee Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.65%	4.25%	5.10%	4.25%	3.90%	4.45%
Expected return on plan assets	6.50%	6.75%	7.50%	—	—	—
Rate of salaried compensation increase	3.00%	3.00%	3.00%	—	—	—

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

The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The expected rate of return assumption that will be used to determine net periodic cost for 2017 is 6.50%.

The assumed health care cost trend rate used to calculate other postretirement employee benefit obligations as of December 31, 2016 was 7.90% for a certain group of participants under age 65 in our hourly plan and our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 4.20% in 2086.

A one percentage point change in the health care cost trend rates would have the following effects on our December 31, 2016 Consolidated Financial Statements:

(Dollars in thousands)	1% Increase	1% Decrease
Effect on total service cost plus interest cost	$3	$(3)
Effect on accumulated postretirement benefit obligation	$67	$(64)

NOTE 12.  EQUITY-BASED COMPENSATION PLANS

As of December 31, 2016, we had two stock incentive plans under which performance shares, restricted stock units (RSUs), and deferred compensation stock equivalent units were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At December 31, 2016, approximately 1.1 million shares were authorized for future use. We issue new shares of common stock to settle performance shares, restricted stock units and deferred compensation stock equivalent units.

The following table details our compensation expense and the related income tax benefit as of December 31:

(Dollars in thousands)	2016	2015	2014
Employee equity-based compensation expense:
Performance shares	$3,437	$3,877	$3,515
Restricted stock units	953	881	622
Total employee equity-based compensation expense	$4,390	$4,758	$4,137

Deferred compensation stock equivalent units expense	$732	$376	$345

Total tax benefit recognized for shared-based payment awards	$317	$319	$280

PERFORMANCE SHARES

Performance share awards granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. The performance measures are based on the percentile ranking of our total shareholder return relative to the total shareholder return performance of both a selected peer group of companies and a larger group of indexed companies over the three-year performance period. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0% to 200%. Performance share awards granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive dividend equivalents in the form of additional shares at the time of payment equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. Therefore, the shares are not considered participating securities.

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

The following table presents the key inputs used in calculating the fair value of the performance share awards in 2016, 2015 and 2014, and the resulting fair values:

	2016	2015	2014
Stock price as of valuation date	$25.92	$40.00	$39.76
Risk-free rate	0.88%	1.07%	0.72%
Expected volatility	23.82%	21.09%	26.29%
Expected dividends	5.79%	3.75%	3.52%
Expected term (years)	3.00	3.00	3.00
Fair value of a performance share	$30.02	$36.71	$45.57

The following table summarizes outstanding performance share awards as of December 31, 2016, 2015 and 2014, and the changes during those years:

	2016		2015		2014
(Dollars in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding at January 1	161,049	$41.26	160,233	$53.86	155,814	$48.73
Granted	125,469	$30.02	78,974	$36.71	87,441	$45.57
Vested	(82,730)	$45.57	(77,078)	$62.78	(76,202)	$34.24
Forfeited	—	$—	(1,080)	$41.29	(6,820)	$49.75
Unvested shares outstanding at December 31	203,788	$32.59	161,049	$41.26	160,233	$53.86
Total grant date fair value of share awards vested during the year	$3,770		$4,839		$2,609
Aggregate intrinsic value of unvested share awards at December 31	$8,488		$4,697		$6,709

As of December 31, 2016, there was $3.4 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted average period of 1.6 years.

RESTRICTED STOCK UNITS

Our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan also allow for awards to be issued in the form of RSU grants. During 2016, 2015 and 2014, certain officers and other employees of the company were granted RSU awards that will accrue dividend equivalents based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. Therefore, the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years, and the terms of certain awards follow a vesting schedule within the given time period.

The following table summarizes outstanding RSU awards as of December 31, 2016, 2015 and 2014, and the changes during those years:

	2016		2015		2014
(Dollars in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding at January 1	44,531	$40.95	32,455	$42.24	37,461	$38.69
Granted	43,320	$26.08	27,820	$39.99	19,599	$40.51
Vested	(16,431)	$39.92	(15,385)	$44.50	(21,333)	$34.46
Forfeited	—	$—	(359)	$40.27	(3,272)	$42.06
Unvested shares outstanding at December 31	71,420	$31.61	44,531	$40.95	32,455	$42.24
Total grant date fair value of RSU awards vested during the year	$656		$289		$735
Aggregate intrinsic value of unvested RSU awards at December 31	$2,975		$1,347		$1,359

As of December 31, 2016, there was $1.1 million of total unrecognized compensation cost related to outstanding RSU awards, which is expected to be recognized over a weighted average period of 1.3 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

A long-term incentive award is granted annually to our directors, and payable upon a director's separation from service. Directors may also elect to defer their annual retainers, payable in the form of stock. All stock unit equivalent accounts are credited with dividend equivalents. As of December 31, 2016, there were 161,297 shares outstanding that will be distributed in the future to directors as common stock.

Issuance of restricted stock units awarded to certain officers and employees may also be deferred. All stock unit equivalent accounts are credited with dividend equivalents. As of December 31, 2016, there were 72,127 RSUs which had vested, but issuance of the related stock had been deferred.

NOTE 13.  INCOME TAXES

As a REIT, we generally are not subject to federal and state corporate income taxes on income from investments in real estate that we distribute to our shareholders. We are required to pay federal and state corporate income taxes on income from our non-real estate investments which are held in taxable REIT subsidiaries (TRS). These activities are principally comprised of our wood products manufacturing operations and certain real estate investments held for sale.

As of January 1, 2016, we are no longer subject to corporate income taxes on built-in gains, the excess of fair market value over tax basis, on sales of real property held at the time of our REIT conversion.

Income tax expense consists of the following for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Current	$(6,178)	$128	$21,205
Deferred	2,143	1,097	(2,143)
Net operating loss carryforwards	(290)	(6,793)	625
Income tax (benefit) provision	$(4,325)	$(5,568)	$19,687

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
U.S. federal statutory income tax	$2,314	$9,151	$38,359
REIT income not subject to federal income tax	(7,199)	(14,110)	(16,812)
Intercompany profit-in-inventory elimination adjustment	1,465	—	—
Change in valuation allowance	162	488	(1,818)
State income taxes, net of federal income tax	(740)	(838)	2,234
Domestic production activities deduction	(2)	—	(1,055)
Permanent book-tax differences	(218)	(70)	(1,073)
Research and development credits	(689)	—	—
All other items	582	(189)	(148)
Income tax provision (benefit)	$(4,325)	$(5,568)	$19,687
Effective tax rate	(65.4%)	(21.3%)	18.0%

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(Dollars in thousands)	2016	2015
Deferred tax assets:
Pensions	$37,423	$35,066
Other postretirement employee benefits	13,002	13,834
Net operating loss carryforwards	983	6,935
Inventories	443	2,325
Tax credits	2,207	2,123
Nondeductible accruals	2,067	2,041
Incentive compensation	1,643	2,009
Employee benefits	1,444	1,769
Other	120	116
Total deferred tax assets	59,332	66,218
Valuation allowance	(650)	(488)
Deferred tax assets, net of valuation allowance	58,682	65,730
Deferred tax liabilities:
Timber and timberlands, net	(2,165)	(5,010)
Property, plant and equipment, net	(14,018)	(14,120)
Other	(448)	—
Total deferred tax liabilities	(16,631)	(19,130)
Net deferred tax assets	$42,051	$46,600

As of December 31, 2016, we have no federal net operating loss carryforwards, state net operating loss carryforwards of $21.6 million that expire from 2017 through 2036 and Idaho Investment Tax Credits of $3.4 million that expire from 2017 through 2030. We use the flow-through method of accounting for investment tax credits.

With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.

The valuation allowance on our deferred tax assets increased during 2016 by $0.2 million, and was $0.7 million as of December 31, 2016. The valuation allowance is related to certain Idaho Investment Tax Credit carryforwards we expect will expire prior to realization. During 2015, the valuation allowance increased from zero to $0.5 million due to the actual use and expected future use of certain Idaho Investment Tax Credits.

The following table summarizes the tax years subject to examination by major taxing jurisdictions:

Jurisdiction	Years
Federal	2013 — 2016
Arkansas	2013 — 2016
Michigan	2012 — 2016
Minnesota	2012 — 2016
Idaho	2013 — 2016

As of December 31, 2016, our 2015 TRS federal income tax return is under examination. We do not expect the outcome of the examination to have a material effect on our Consolidated Financial Statements.

As of December 31, 2016, we had $0.9 million of unrecognized benefits which, if recognized, would impact the effective tax rate. There were no unrecognized benefits at December 31, 2015 and 2014. We do not currently believe there is a reasonable possibility that the amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

(Dollars in thousands)	2016
Balance at January 1	$—
Additions for tax positions of prior years	850
Balance at December 31	$850

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2016, 2015 and 2014, we recognized insignificant amounts related to interest and penalties in our tax provision. At December 31, 2016 and 2015, we had insignificant amounts of accrued interest related to tax obligations and no accrued interest receivable with respect to open tax refunds.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

We have operating leases primarily for office space, equipment and vehicles expiring at various dates through 2033. We expect that most leases will be renewed or replaced in the normal course of business as they expire.

As of December 31, 2016, the future minimum rental payments required under our operating leases are as follows:

(Dollars in thousands)
2017	$4,383
2018	3,638
2019	2,558
2020	1,878
2021	1,310
2022 and thereafter	1,426
Total	$15,193

Operating lease expense was $4.2 million, $4.6 million and $4.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

LEGAL MATTERS

In January 2007, the Environmental Protection Agency (EPA) notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad's operations at the site prior to 1980. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). The EPA cleanup was completed in October 2012. On April 4, 2013, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. Our remediation was completed in October 2013. On September 25, 2015, the EPA sent us a letter asserting that the EPA and the Department of Transportation (the current owner of a portion of the adjacent property remediated by the EPA) (DOT) had incurred $9.8 million in unreimbursed response costs associated with the site and that we were liable for such costs. We believe we have meritorious defenses to this claim and we intend to defend ourselves vigorously. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible. We have executed a tolling agreement with the EPA and DOT suspending the statute of limitations on the claim until September 2016 in order to facilitate negotiations of a final settlement and release. In September, the parties agreed to extend the tolling agreement through October 6, 2016. The tolling agreement was further extended through February 22, 2017 and in January 2017, the tolling agreement was extended through May 22, 2017. Settlement negotiations continue. We accrued $0.2 million for this matter in the first quarter of 2016 and an additional $0.8 million for this matter in the second quarter of 2016. While it is reasonably possible that we may incur an additional liability in respect to this claim, we are unable to estimate at this time the amount of charges, if any, which may be required for this matter in the future.

NOTE 15.  SEGMENT INFORMATION

Our businesses are organized into three reportable operating segments: Resource, Wood Products and Real Estate. Management activities include planting and harvesting trees and building and maintaining roads. The Resource segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights leases, biomass production and carbon sequestration. The Wood Products segment manufactures and markets lumber and plywood. The business of our Real Estate segment consists primarily of the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives. The Real Estate segment engages in limited real estate subdivision activities through Potlatch TRS.

The reporting segments follow the same accounting policies used for our Consolidated Financial Statements, as described in the summary of significant accounting policies, with the exception of the valuation of inventories. All segment inventories are reported using the average cost method, and the LIFO reserve is recorded at the corporate level. Management evaluates a segment’s performance based upon profit or loss from operations before income taxes. Intersegment revenues are recorded based on prevailing market prices.

The following table presents business segment information for each of the past three years. Corporate information is included to reconcile segment data to the Consolidated Financial Statements.

(Dollars in thousands)	2016	2015	2014
Revenues:
Resource	$256,163	$263,875	$252,581
Wood Products	367,426	336,214	376,239
Real Estate	32,604	28,989	40,460
	656,193	629,078	669,280
Intersegment Resource revenues[1]	(57,094)	(53,742)	(62,330)
Total consolidated revenues	$599,099	$575,336	$606,950

Income (loss) before income taxes:
Resource	$81,918	$76,350	$84,976
Wood Products	24,587	(5,235)	52,442
Real Estate[2]	(29,495)	16,849	26,945
Eliminations and adjustments	(3,001)	3,283	(190)
	74,009	91,247	164,173
Corporate	(38,455)	(32,340)	(31,667)
Operating income	35,554	58,907	132,506
Interest expense, net	(28,941)	(32,761)	(22,909)
Income before income taxes	$6,613	$26,146	$109,597

Depreciation, depletion and amortization:
Resource	$24,090	$28,807	$17,847
Wood Products	7,357	6,810	6,176
Real Estate	4	56	59
	31,451	35,673	24,082
Corporate	760	951	1,307
Bond discount and deferred loan fees	1,979	1,481	1,360
Total depreciation, depletion and amortization	$34,190	$38,105	$26,749
Basis of real estate sold:
Real Estate	$8,518	$7,394	$9,355
Elimination and adjustments	(507)	(382)	(709)
Total basis of real estate sold	$8,011	$7,012	$8,646
Assets:
Resource and Real Estate[3]	$662,852	$837,630	$847,873
Wood Products	150,855	131,103	118,674
	813,707	968,733	966,547
Corporate	113,974	47,879	65,199
Total consolidated assets	$927,681	$1,016,612	$1,031,746
Capital Expenditures:[4]
Resource	$13,311	$13,497	$10,985
Wood Products	5,491	18,482	12,551
Real Estate	111	184	131
	18,913	32,163	23,667
Corporate	375	569	565
Total capital expenditures	$19,288	$32,732	$24,232

[1]	Intersegment revenues are based on prevailing market prices of logs sold by our Resource segment to the Wood Products segment.
[2]	In the second quarter of 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million at a loss of $48.5 million before taxes.
[3]	Assets are shown on a combined basis for the Resource and Real Estate segments, as we do not report assets separately to management for these segments.
[4]	Excludes the acquisition of timber and timberlands.

All of our wood products facilities and all other assets are located within the continental United States. Geographic information regarding our revenues is as follows:

(Dollars in thousands)	2016	2015	2014
United States	$597,899	$573,398	$601,738
Canada	173	851	2,618
Mexico	1,027	919	2,594
Other	—	168	—
Total consolidated revenues	$599,099	$575,336	$606,950

One customer within our Resource segment accounted for slightly more than 10% of our total consolidated revenues in the years ended December 31, 2016, 2015 and 2014.

NOTE 16.  FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three Months Ended
	March 31		June 30		September 30		December 31
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015	2016	2015	2016	2015
Revenues	$127,896	$134,125	$141,495	$128,747	$174,027	$174,475	$155,681	$137,989
Operating income (loss)	$5,072	$14,027	$(34,228)	$7,311	$38,994	$27,714	$25,716	$9,855
Net income (loss)	$157	$5,656	$(31,238)	$711	$27,646	$21,798	$14,373	$3,549
Net income (loss) per share[1]
Basic	$—	$0.14	$(0.77)	$0.02	$0.68	$0.53	$0.35	$0.09
Diluted	$—	$0.14	$(0.77)	$0.02	$0.68	$0.53	$0.35	$0.09

[1]	Per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the total computed for the year.

As disclosed in Note 1: Summary of Significant Accounting Policies, we’ve historically included cash equivalents within short-term investments. During the fourth quarter of 2016, certain short-term investment balances, which are highly liquid and have maturities of three months or less, have now been reclassified as cash equivalents.

The adjustments made to the financial statements reported at interim periods during 2016 are as follows:

CONSOLIDATED BALANCE SHEETS

	March 31			June 30			September 30
(Dollars in thousands)	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted
Cash and cash equivalents	$—	$7,824	$7,824	$—	$65,378	$65,378	$—	$72,855	$72,855
Cash	$7,789	$(7,789)	$—	$25,301	$(25,301)	$—	$32,734	$(32,734)	$—
Short-term investments	$35	$(35)	$—	$40,077	$(40,077)	$—	$40,121	$(40,121)	$—

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31			June 30			September 30
(Dollars in thousands)	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted
Change in short-term investments	$4	$(4)	$—	$(40,038)	$40,038	$—	$(40,082)	$40,082	$—
Net cash from investing activities	$(3,054)	$(4)	$(3,058)	$61,338	$40,038	$101,376	$56,040	$40,082	$96,122
Change in cash and cash equivalents	$(97)	$(4)	$(101)	$17,415	$40,038	$57,453	$24,848	$40,082	$64,930
Cash and cash equivalents at beginning of year	$7,886	$39	$7,925	$7,886	$39	$7,925	$7,886	$39	$7,925
Cash and cash equivalents at end of year	$7,789	$35	$7,824	$25,301	$40,077	$65,378	$32,734	$40,121	$72,855

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2016. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2016.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has audited the financial statements included in this report and issued a report which appears on the next page and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited Potlatch Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Potlatch Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Potlatch Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Potlatch Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 17, 2017

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings "Board of Directors," "Corporate Governance" and "Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" from our definitive Proxy Statement to be filed with the SEC on or about April 3, 2017.

Our Corporate Conduct and Ethics Code, which is applicable to all directors, officers and employees, can be found on our website at www.potlatchcorp.com. We post any amendments to or waivers from our Corporate Conduct and Ethics Code on our website.

Executive Officers of the Registrant

As of February 17, 2017, information on our executive officers is as follows:

Michael J. Covey (age 59), has served as Chief Executive Officer since February 2006 and served as President and Chief Executive Officer from 2006 to March 2013. He has been a director of the company since February 2006 and has served as Chairman of the Board of the company since January 2007.

Eric J. Cremers (age 53), has served as President and Chief Operating Officer and a director of the company since March 2013, as Executive Vice President and Chief Financial Officer from March 2012 to March 2013, and as Vice President, Finance and Chief Financial Officer from July 2007 to March 2012.

Jerald W. Richards (age 48), has served as Vice President and Chief Financial Officer since September 2013. He was employed by Weyerhaeuser Company and served as Chief Accounting Officer from October 2010 to August 2013, and corporate segment controller from 2008 to October 2010.

William R. DeReu (age 50), has served as Vice President, Real Estate and Lake States Resource since February 2012 and as Vice President, Real Estate from May 2006 to February 2012.

Lorrie D. Scott (age 62), has served as Vice President, General Counsel and Corporate Secretary since July 2010. Prior to July 2010, she was employed by Weyerhaeuser Realty Investors, Inc. and served as Senior Vice President and General Counsel from October 2007 to July 2010.

Thomas J. Temple (age 60), has served as Vice President, Wood Products and Southern Resource since February 2012 and as Vice President, Wood Products from January 2009 to February 2012.

Stephanie A. Brady (age 49), has served as Controller and Principal Accounting Officer since April 2015. She was employed by Itron, Inc. and served as North America Controller from January 2012 to March 2015 and Director of External Reporting from January 2004 to December 2011.

The term of office of the officers of the company expires at the annual meeting of our board and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

ITEM 11.  EXECUTIVE COMPENSATION

Information set forth under the headings "Report of the Executive Compensation and Personnel Policies Committee," "Compensation Discussion and Analysis," "Executive Compensation Tables," "Compensation of Non-Employee Directors" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be filed with the SEC on or about April 3, 2017, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading "Security Ownership" in our definitive Proxy Statement to be filed with the SEC on or about April 3, 2017, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is included under the heading "Corporate Governance - Transactions with Related Persons" in our definitive Proxy Statement to be filed with the SEC on or about April 3, 2017, and is incorporated herein by reference.

The information required by this item regarding director independence is included under the headings "Board of Directors" and "Corporate Governance - Director Independence" in our definitive Proxy Statement to be filed with the SEC on or about April 3, 2017, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is included under the heading "Audit Committee Report - Fees Paid to Independent Registered Public Accounting Firm in 2016 and 2015" in our definitive Proxy Statement to be filed with the SEC on or about April 3, 2017, and is incorporated herein by reference.

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

(a) (3) Exhibits:

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	See Exhibits (3)(a) and (3)(b). The Registrant also undertakes to furnish to the SEC, upon request, any instrument defining the rights of holders of long-term debt.

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

(4)(b)(i)*	Officer’s Certificate, dated January 24, 1991, filed as Exhibit (4)(a)(i) to the Original Potlatch Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (SEC File No. 001-05313)

(4)(b)(ii)*	Officer’s Certificate, dated December 12, 1991, filed as Exhibit (4)(a)(i) to the Original Potlatch Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (SEC File No. 001-05313)

EXHIBIT NUMBER	DESCRIPTION

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

(10)(c)[1]*

Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(c)(i)[1]*

Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original Potlatch for the fiscal year ended December 31, 2003. (SEC File No. 001-5313)

(10)(c)(ii)[1]*	Amendment, effective as of December 5, 2008, to Plan described in Exhibit (10)(d), filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(d)[1]*

Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original Potlatch for the quarter ended June 30, 2005.

(10)(e)[1]

Potlatch Corporation Deferred Compensation Plan II for Directors, as amended and restated effective May 8, 2014, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 13, 2014, as amended on September 9, 2016.

(10)(f)[1]*

Potlatch Corporation Benefits Protection Trust Agreement, amended and restated effective February 14, 2014, filed as Exhibit (10)(h) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(10)(g)[1]*	Summary of Director Compensation, effective as of May 8, 2014, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 13, 2014.

(10)(h)[1]*

Form of Indemnification Agreement with each director of the Registrant and with each executive officer of the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 23, 2009.

(10)(i)[1]*

Potlatch Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(i)(i)[1]*

Form of Restricted Stock Unit Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for restricted stock unit awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(i) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006.

EXHIBIT NUMBER	DESCRIPTION

(10)(i)(ii)[1]*

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

(10)(j)[1]*	Potlatch Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.C to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2014.

(10)(j)(i)[1]*	Form of 2014 Performance Share Award Notice and Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

(10)(j)(ii)[1]*	Form of 2014 RSU Award Notice and Award Agreement filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

(10)(k)(i)[1]*	Form of 2015 Performance Share Award Notice and Agreement filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 18, 2015.

(10)(k)(i)[1]*	Form of 2015 RSU Award Notice and Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 18, 2015.

(10)(l)(iv)[1]*

Potlatch Corporation Management Performance Award Plan II, as amended through February 20, 2008, filed as Exhibit (10)(r)(iv) to the Current Report on Form 8-K filed by the Registrant on February 26, 2008.

(10)(l)(v)[1]*	Amendment to Potlatch Corporation Management Performance Award Plan II, effective June 1, 2008, filed as Exhibit (10)(r)(v) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

(10)(m)[1]*

Potlatch Corporation Salaried Supplemental Benefit Plan II, effective December 5, 2008, and amended and restated as of February 14, 2014, filed as Exhibit (10)(t) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(10)(n)(i)[1]*	Potlatch Corporation Annual Incentive Plan, amended and restated effective January 1, 2014, filed as Exhibit (10)(w)(i) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(10)(o)[1]*

Potlatch Corporation Management Deferred Compensation Plan, effective June 1, 2008, amended and restated on February 14, 2014, filed as Exhibit (10)(x) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(10)(p)*

Amended and Restated Credit Agreement, dated as of August 12, 2014, among the Registrant and its wholly-owned subsidiaries, as borrowers, KeyBank National Association, as administrative agent, swing line lender and L/C issuer, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 14, 2014.

(10)(p)(i)*	First Amendment to the Amended and Restated Credit Agreement dated January 16, 2015, filed as Exhibit (10)(c) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(10)(p)(ii)*	Second Amendment to the Amended and Restated Credit Agreement dated November 9, 2015, filed as Exhibit (10)(r) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

EXHIBIT NUMBER	DESCRIPTION

(10)(q)*

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

(10)(q)(i)*	First Amendment to Term Loan Agreement dated as of February 29, 2016, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 3, 2016.

(10)(r)*

Loan Agreement dated August 1, 2016 by and among Nez Perce County, Idaho, Potlatch Corporation, Potlatch Forest Holdings, Inc., Potlatch Lake States Timberlands, LLC, Potlatch Land and Lumber, LLC, Minnesota Timberlands, LLC and Potlatch Timberlands, LLC, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 19, 2016.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(18)	Preferability Letter from Independent Registered Public Accounting Firm regarding Change in Accounting Principle.

(21)	Potlatch Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

(101)

The following financial information from Potlatch Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 17, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Balance Sheets at December 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements.

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
Michael J. Covey
Chairman of the Board and Chief Executive Officer

Date: February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 2017, by the following persons on behalf of the registrant in the capacities indicated.

BY	/s/ MICHAEL J. COVEY	Director, Chairman of the Board and Chief Executive Officer
	Michael J. Covey	(Principal Executive Officer)
BY	/s/ ERIC J. CREMERS	Director, President and Chief Operating Officer
Eric J. Cremers
BY	/s/ JERALD W. RICHARDS	Vice President and Chief Financial Officer
Jerald W. Richards
BY	/s/ STEPHANIE A. BRADY	Controller (Principal Accounting Officer)
Stephanie A. Brady
	*	Director
Linda M. Breard
	*	Director
William L. Driscoll
	*	Director
Charles P. Grenier
	*	Director
John S. Moody
	*	Director
Lawrence S. Peiros
	*	Director
Gregory L. Quesnel

*By	/s/ LORRIE D. SCOTT
Lorrie D. Scott
(Attorney-in-fact)