Form 10-Q
period 2017-03-31
POTLATCH CORP
filed 2017-04-27
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

The number of shares of common stock of the registrant outstanding as of April 25, 2017 was 40,609,080.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Statements of Income

Unaudited (Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues	$149,681	$127,896
Costs and expenses:
Cost of goods sold	112,783	109,815
Selling, general and administrative expenses	12,989	13,009
	125,772	122,824
Operating income	23,909	5,072
Interest expense, net	(4,970)	(6,025)
Income (loss) before income taxes	18,939	(953)
Income tax (provision) benefit	(2,018)	1,110
Net income	$16,921	$157

Net income per share:
Basic	$0.41	$—
Diluted	$0.41	$—
Dividends per share	$0.375	$0.375
Weighted-average shares outstanding (in thousands):
Basic	40,778	40,875
Diluted	41,071	40,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Statements of Comprehensive Income

Unaudited (Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$16,921	$157
Other comprehensive income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax benefit of $(837) and $(815)	(1,310)	(1,275)
Amortization of actuarial loss included in net periodic cost, net of tax expense of $1,659 and $1,695	2,595	2,650
Cash flow hedge, net of tax of $31 and $(105)	48	(164)
Other comprehensive income, net of tax	1,333	1,211
Comprehensive income	$18,254	$1,368

See Note 5: Derivative Instruments and Note 7: Pension and Other Postretirement Employee Benefits for additional information. Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

Unaudited (Dollars in thousands)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$101,664	$82,584
Receivables, net	16,328	17,284
Inventories	45,347	52,622
Other assets	8,675	11,155
Total current assets	172,014	163,645
Property, plant and equipment, net	74,466	72,820
Timber and timberlands, net	637,319	641,856
Deferred tax assets, net	41,550	42,051
Other assets	7,322	7,309
Total assets	$932,671	$927,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,408	$11,032
Accounts payable and accrued liabilities	44,209	43,710
Current portion of pension and other postretirement employee benefits	5,839	5,839
Total current liabilities	75,456	60,581
Long-term debt	558,510	572,956
Pension and other postretirement employee benefits	123,939	123,284
Other long-term obligations	15,504	14,586
Total liabilities	773,409	771,407
Commitments and contingencies
Stockholders' equity:
Common stock, $1 par value	40,608	40,519
Additional paid-in capital	355,174	355,274
Accumulated deficit	(127,109)	(128,775)
Accumulated other comprehensive loss	(109,411)	(110,744)
Total stockholders’ equity	159,262	156,274
Total liabilities and stockholders' equity	$932,671	$927,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

Unaudited (Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,921	$157
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	6,702	8,605
Basis of real estate sold	4,790	2,034
Change in deferred taxes	(351)	(1,110)
Employee benefit plans	3,292	2,737
Equity-based compensation expense	1,157	954
Other, net	(528)	(531)
Change in working capital and operating-related activities, net	9,966	16,047
Net cash from operating activities	41,949	28,893
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,636)	(932)
Timberlands reforestation and roads	(2,645)	(2,242)
Other, net	(102)	116
Net cash from investing activities	(6,383)	(3,058)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(15,228)	(15,258)
Repayment of revolving line of credit borrowings	—	(30,000)
Repayment of long-term debt	—	(5,000)
Proceeds from issuance of long-term debt	—	27,500
Change in book overdrafts	—	(2,836)
Other, net	(1,258)	(342)
Net cash from financing activities	(16,486)	(25,936)
Change in cash and cash equivalents	19,080	(101)
Cash and cash equivalents at beginning of period	82,584	7,925
Cash and cash equivalents at end of period	$101,664	$7,824
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$3,130	$2,029
Income taxes, net	$148	$(1,709)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

For purposes of this report, any reference to “Potlatch,” “the company,” “we,” “us” and “our” means Potlatch Corporation and all of its wholly-owned subsidiaries, except where the context indicates otherwise.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements; certain disclosures normally provided in accordance with generally accepted accounting principles in the United States have been omitted. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 17, 2017. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included and all such adjustments are of a normal recurring nature.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes several aspects of the accounting for share-based payment award transactions, including accounting for income taxes, diluted shares outstanding, classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements. We prospectively adopted the provisions of this ASU on January 1, 2017, which include recording the tax effects related to share-based payments through the income statement. As a Real Estate Investment Trust (REIT), we are generally not subject to federal and state corporate income taxes, except through our taxable REIT subsidiaries. Therefore, the adoption of this guidance was not material to our consolidated financial statements. We will continue to estimate forfeitures each period. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU No. 2014-09), which requires an entity to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 also included other guidance, including the presentation of a gain or loss recognized on the sale of a long-lived asset or a nonfinancial asset. Subsequent ASU’s have been issued that provide clarity, technical corrections and improvements to Topic 606. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 by one year. ASU No. 2014-09 is effective for us on January 1, 2018. For most of our sales, which consist of logs, manufactured wood products, residual by-products and real estate, we expect there will be no change to the timing or amount of revenue recognized because our contracts are legally enforceable, the transaction price is fixed and performance is completed at a point in time, typically when risk of loss and title pass. We are continuing to assess the effect on our other sales, which include stumpage contracts, timber deeds, land use permits, royalties and carbon sequestration credits. We expect our expanded disclosures will disaggregate revenues along the lines of the sales categories mentioned above. The guidance permits a retrospective application of the new standard with certain practical expedients or retrospective application with a cumulative effect adjustment to the beginning balance of retained earnings. While we have not yet determined our transition method, the adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an entity to present service cost within compensation expense and the other components of net benefit cost outside of income from operations. This ASU is effective for us on January 1, 2018. The amendments in this update require retrospective presentation in the income statement. Changes to the capitalized portion of both service cost and the other components of net benefit cost within inventory will be applied prospectively. In 2016, net periodic pension and other postretirement employee benefit cost reported within operating income totaled $15.7 million of which $6.5 million represented service cost.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2017	2016
Net income	$16,921	$157

Basic weighted-average shares outstanding	40,777,901	40,875,179
Incremental shares due to:
Performance shares	257,021	69,292
Restricted stock units	35,687	15,204
Diluted weighted-average shares outstanding	41,070,609	40,959,675

Basic net income per share	$0.41	$—
Diluted net income per share	$0.41	$—

For the three months ended March 31, 2017 and 2016, there were 81,440 and 90,272 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Anti-dilutive awards could be dilutive in future periods.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

INVENTORIES

(Dollars in thousands)	March 31, 2017	December 31, 2016
Logs	$13,855	$23,342
Lumber, plywood and veneer	22,542	20,500
Materials and supplies	8,950	8,780
Total inventories	$45,347	$52,622

PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	March 31, 2017	December 31, 2016
Property, plant and equipment	$254,105	$250,913
Less: accumulated depreciation	(179,639)	(178,093)
Total property, plant and equipment, net	$74,466	$72,820

TIMBER AND TIMBERLANDS

(Dollars in thousands)	March 31, 2017	December 31, 2016
Timber and timberlands	$568,554	$572,273
Logging roads	68,765	69,583
Total timber and timberlands, net	$637,319	$641,856

NOTE 5. DERIVATIVE INSTRUMENTS

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

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. We have one interest rate swap to convert variable-rate debt, comprised of 3-month LIBOR plus a spread, to fixed-rate debt. Our cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. Therefore, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and will be recognized in earnings when the hedged interest rate affects earnings. The amounts paid or received on this interest rate hedge will be recognized as adjustments to interest expense. As of March 31, 2017, the amount of net loss expected to be reclassified into earnings in the next 12 months is $0.1 million.

The following table presents the gross fair values of our interest rate contracts designated as hedging instruments on our Condensed Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
Location	March 31, 2017	December 31, 2016	Location	March 31, 2017	December 31, 2016
Other assets, current	$158	$32	Current liabilities	$—	$—
Other assets, non-current	1,227	1,363	Other long-term obligations	219	91
	$1,385	$1,395		$219	$91

The following table details the effect of derivatives on our Consolidated Statements of Income:

		Three Months Ended March 31,
(Dollars in thousands)	Location	2017	2016
Derivatives designated in fair value hedging relationships:
Realized gain on interest rate contracts[1]	Interest expense	$167	$242
Derivatives designated in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income, net of tax (effective portion)		$(2)	$(164)
Loss reclassified from accumulated other comprehensive income into interest expense (effective portion)[1]	Interest expense	50	—
Net effect on other comprehensive income		$48	$(164)
[1]

Realized gain and losses on interest rate contracts consist of net cash received or paid and interest accruals on the interest rate swaps during the periods. Net cash received or paid is included in the supplemental cash flow information within interest, net of amounts capitalized in our Condensed Consolidated Statements of Cash Flows.

NOTE 6. FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of our financial instruments:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (Level 1)	$101,664	$101,664	$82,584	$82,584

Derivative assets related to interest rate swaps (Level 2)	$1,385	$1,385	$1,395	$1,395
Derivative liabilities related to interest rate swaps (Level 2)	$(219)	$(219)	$(91)	$(91)

Long-term debt, including current portion (Level 2):
Term loans	$(349,500)	$(351,603)	$(349,500)	$(350,909)
Senior notes	(149,335)	(164,250)	(149,271)	(164,250)
Revenue bonds	(65,735)	(62,570)	(65,735)	(62,205)
Medium-term notes	(22,250)	(23,613)	(22,250)	(23,926)
Total long-term debt[1]	$(586,820)	$(602,036)	$(586,756)	$(601,290)

Company owned life insurance asset (COLI) (Level 3)	$649	$649	$70	$70

1      The carrying amount of long-term debt includes principal and unamortized discounts.

For cash and cash equivalents and revolving line of credit borrowings, the carrying amount approximates fair value due to the short-term nature of these financial instruments.

The fair value of the interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate forward curves.

The fair value of our long-term debt is estimated based upon quoted market prices for similar debt issues or estimated based on average market prices for comparable debt when there is no quoted market price.

The contract value of our COLI, the amount at which it could be redeemed, is used to estimate fair value because market prices are not readily available.

NOTE 7. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended March 31,
	Pension		OPEB
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$1,862	$1,507	$3	$5
Interest cost	4,081	4,252	321	355
Expected return on plan assets	(4,603)	(4,766)	—	—
Amortization of prior service cost (credit)	72	130	(2,219)	(2,220)
Amortization of actuarial loss	3,856	3,917	398	428
Net periodic cost (benefit)	$5,268	$5,040	$(1,497)	$(1,432)

During the three months ended March 31, 2017 and 2016, we paid non-qualified supplemental pension benefits of $0.4 million and $0.4 million and OPEB benefits of $0.6 million and $1.3 million, respectively.

The following tables detail the pension and OPEB changes in accumulated other comprehensive loss (AOCL) on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended March 31, 2017
(Dollars in thousands)	Pension	OPEB	Total
Balance at January 1	$120,627	$(9,182)	$111,445
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(44)	1,354	1,310
Actuarial loss	(2,352)	(243)	(2,595)
Total reclassification for the period	(2,396)	1,111	(1,285)
Balance at March 31	$118,231	$(8,071)	$110,160

	Three Months Ended March 31, 2016
(Dollars in thousands)	Pension	OPEB	Total
Balance at January 1	$128,244	$(13,741)	$114,503
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(79)	1,354	1,275
Actuarial loss	(2,389)	(261)	(2,650)
Total reclassification for the period	(2,468)	1,093	(1,375)
Balance at March 31	$125,776	$(12,648)	$113,128
[1]	Amortization of prior service credit (cost) and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

NOTE 8. EQUITY-BASED COMPENSATION

As of March 31, 2017, we had two stock incentive plans under which performance shares, restricted stock units (RSUs) and deferred compensation stock equivalent units were outstanding. These plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At March 31, 2017, approximately 1.0 million shares were authorized for future use. We issue new shares of common stock to settle performance shares, restricted stock units and deferred compensation stock equivalent units.

The following table details equity-based compensation expense and the related income tax benefit:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Employee equity-based compensation expense:
Performance shares	$868	$754
Restricted stock units	289	200
Total employee equity-based compensation expense	$1,157	$954

Deferred compensation stock equivalent units expense	$161	$200

Total tax benefit recognized for share-based expense	$93	$66

PERFORMANCE SHARES

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of performance share awards in 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Stock price as of valuation date	$43.60	$25.92
Risk-free rate	1.61%	0.88%
Expected volatility	24.22%	23.82%
Expected dividends	3.44%	5.79%
Expected term (years)	3.00	3.00
Fair value	$53.85	$30.02

The following table summarizes outstanding performance share awards as of March 31, 2017, and changes during the three months ended March 31, 2017:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	203,788	$32.59
Granted	78,033	$53.85
Unvested shares outstanding at March 31	281,821	$38.48	$10,844

As of March 31, 2017, there was $6.7 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted-average period of 1.8 years.

RESTRICTED STOCK UNITS

The following table summarizes outstanding RSU awards as of March 31, 2017, and changes during the three months ended March 31, 2017:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	71,420	$31.61
Granted	26,007	$43.60
Vested	(500)	$25.92
Unvested shares outstanding at March 31	96,927	$34.86	$4,430

The fair value of each RSU equaled our common share price on the date of grant. The total fair value of RSU awards that vested during the three months ended March 31, 2017 was de minimis. As of March 31, 2017, there was $2.1 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted-average period of 1.9 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

A long-term incentive award is granted annually to our directors and is payable upon a director's separation from service. Directors may also elect to defer their quarterly retainers, which may be payable in the form of stock. All stock unit equivalent accounts are credited with dividend equivalents. As of March 31, 2017, there were 134,832 shares outstanding that will be distributed in the future to directors as common stock.

Issuance of restricted stock units awarded to certain officers and select employees may also be deferred.  All stock unit equivalent accounts are credited with dividend equivalents.  As of March 31, 2017, 72,718 RSUs have vested, but issuance of the related stock has been deferred.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

In January 2007, the Environmental Protection Agency (EPA) notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad's operations at the site prior to 1980. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). The EPA cleanup was completed in October 2012. On April 4, 2013, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. Our remediation was completed in October 2013. In 2016, the EPA confirmed that Potlatch had completed the cleanup and subsequent monitoring required by the unilateral order. On September 25, 2015, the EPA sent us a letter asserting that the EPA and the Department of Transportation (the current owner of a portion of the adjacent property remediated by the EPA) (DOT) had incurred $9.8 million in unreimbursed response costs associated with the site and that we were liable for such costs. We executed a tolling agreement with the EPA and DOT suspending the statute of limitations on the claim until September 2016 in order to facilitate negotiations of a final settlement and release. In September, the parties agreed to extend the tolling agreement through October 6, 2016. The tolling agreement was further extended through February 22, 2017 and in January 2017, the tolling agreement was extended through May 22, 2017, and the parties are in the process of negotiating a further extension. Settlement negotiations continue. If settlement efforts prove to be unsuccessful, we believe we have meritorious defenses to this claim and we intend to defend ourselves vigorously. We accrued $0.2 million for this matter in the first quarter of 2016 and an additional $0.8 million for this matter in the second quarter of 2016. It is reasonably possible that our liability may exceed our accrual by up to approximately $2 million. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible.

NOTE 11. SEGMENT INFORMATION

The following table summarizes information by business segment:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Revenues:
Resource	$51,768	$48,710
Wood Products	95,592	83,238
Real Estate	14,504	5,566
	161,864	137,514
Intersegment Resource revenues[1]	(12,183)	(9,618)
Total consolidated revenues	$149,681	$127,896

Income (loss) before income taxes:
Resource	$14,929	$10,207
Wood Products	8,684	956
Real Estate	8,643	2,075
Eliminations and adjustments	1,059	1,465
	33,315	14,703
Corporate	(9,406)	(9,631)
Operating income	23,909	5,072
Interest expense, net	(4,970)	(6,025)
Income (loss) before income taxes	$18,939	$(953)

Depreciation, depletion and amortization:
Resource	$4,384	$6,128
Wood Products	1,827	1,901
Real Estate	1	2
	6,212	8,031
Corporate	117	208
Bond discounts and deferred loan fees	373	366
Total depreciation, depletion and amortization	$6,702	$8,605

Basis of real estate sold:
Real Estate	$4,809	$2,245
Eliminations and adjustments	(19)	(211)
Total basis of real estate sold	$4,790	$2,034
[1]	Intersegment revenues are based on prevailing market prices of logs sold by our Resource segment to the Wood Products segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, effectiveness of the cash flow hedge, recognition of compensation costs relating to our performance shares and RSUs, real estate demand and pricing, log prices, lumber demand and prices, business conditions for our business segments, Resource segment results, Wood Products segment results, Real Estate segment results, 2017 capital spending, stock repurchase, expected harvest levels in 2017 and beyond and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The operating results of our Resource, Wood Products and Real Estate business segments have been and will continue to be influenced by a variety of factors, including cyclical fluctuations in the forest products industry, changes in timber prices and in harvest levels from our timberlands, weather conditions, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, changes in lumber prices, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions and other factors.

Overview

All three of our business segments contributed to our strong results for the first quarter of 2017. Higher sawlog prices in Resource and higher lumber prices in Wood Products drove higher operating income for the three months ended March 31, 2017, compared with the same period last year. The increase in lumber prices was the result of anticipated duties in the Canadian lumber trade case and strong demand from the U.S. housing and repair and remodel markets. In addition, our Real Estate segment completed a large conservation sale in Alabama in the first quarter of 2017.

Consolidated Results

The following table sets forth changes in our Consolidated Statements of Income. Our Business Segment Results provide a more detailed discussion of our segments.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	% Change
Revenues	$149,681	$127,896	17%
Costs and expenses:
Cost of goods sold	112,783	109,815	3%
Selling, general and administrative expenses	12,989	13,009	—
	125,772	122,824	2%
Operating income	23,909	5,072	*
Interest expense, net	(4,970)	(6,025)	(18%)
Income (loss) before income taxes	18,939	(953)	*
Income tax (provision) benefit	(2,018)	1,110	*
Net income	$16,921	$157	*

* Percentage change not meaningful.

Revenues

Revenues increased $21.8 million primarily due to increased lumber sales prices and shipments and a large conservation real estate sale. Lower harvest volumes in the first quarter of 2017 were due to the sale of central Idaho timberlands in the second quarter of 2016, which were more than offset by higher sawlog prices.

Cost of goods sold

Cost of goods sold increased 3% due to higher lumber shipments and the geographic mix of real estate sold, partially offset by lower depletion rates resulting from the sale of central Idaho timberlands in the second quarter of 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses were comparable with the prior year.

Interest expense, net

Interest expense decreased due to the 2016 repayment of $42.6 million in Minnesota revenue bonds and the refinancing of $65.7 million in Idaho revenue bonds.

Income tax provision

Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the three months ended March 31, 2017, the income tax provision of $2.0 million was the result of the TRS’s income before income tax of $5.8 million. For the three months ended March 31, 2016, the income tax benefit of $1.1 million was the result of the TRS’s loss before income taxes of $2.1 million and permanent book versus tax differences.

Business Segment Results

Resource Segment

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	% Change
Revenues[1]	$51,768	$48,710	6%
Cost of goods sold:
Logging and hauling	24,992	24,809	1%
Depreciation, depletion and amortization	4,384	6,128	(28%)
Other	6,099	6,190	(1%)
	35,475	37,127	(4%)
Selling, general and administrative expenses	1,364	1,376	(1%)
Operating income	$14,929	$10,207	46%

Harvest Volumes (in tons)
Northern region
Sawlog	354,104	366,852	(3%)
Pulpwood	47,785	52,361	(9%)
Stumpage	10,693	16,207	(34%)
Total	412,582	435,420	(5%)

Southern region
Sawlog	216,097	185,051	17%
Pulpwood	247,999	248,152	—
Stumpage	5,674	56,079	(90%)
Total	469,770	489,282	(4%)

Total harvest volume	882,352	924,702	(5%)

Sales Price/Unit ($ per ton)
Northern region[2]
Sawlog	$91	$78	17%
Pulpwood	$41	$42	(2%)
Stumpage	$13	$13	—

Southern region[2]
Sawlog	$40	$39	3%
Pulpwood	$31	$32	(3%)
Stumpage	$14	$18	(22%)
[1]	Prior to elimination of intersegment fiber revenues of $12.2 million and $9.6 million for the three months ended March 31, 2017 and 2016, respectively.

[2]

Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Revenues

Resource segment revenues increased 6% in the first quarter of 2017, compared with the same period last year, resulting primarily from higher cedar sawlog prices and cedar being a higher percentage of the volume mix in the Northern region. Total harvest volumes decreased 5%, which was primarily the result of the sale of central Idaho timberlands in the second quarter of 2016.

Harvest volumes in our Southern region decreased 4% in the first quarter of 2017 due to lower planned harvest volumes, which included reduced stumpage sales. Southern sawlog prices increased 3% while pulpwood prices were 3% lower due to high pulp mill inventories. Stumpage prices fluctuate based on the mix of pulpwood and sawlog volumes and the mix of hardwood and softwood.

Cost of Goods Sold

Decreased harvest volumes from the sale of central Idaho timberlands resulted in lower depletion and amortization. Higher diesel prices and higher snow removal costs increased per ton logging and hauling costs.

Wood Products Segment

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	% Change
Revenues	$95,592	$83,238	15%
Cost of goods sold:[1]
Fiber costs	42,086	38,352	10%
Freight, logging and hauling	12,257	11,385	8%
Manufacturing costs	33,362	30,176	11%
Finished goods inventory change	(2,300)	991	*
	85,405	80,904	6%
Selling, general and administrative expenses	1,503	1,378	9%
Operating income	$8,684	$956	*

Lumber shipments (MBF)	167,559	161,992	3%
Lumber sales prices ($ per MBF)	$387	$324	19%

* Percentage change not meaningful.

[1]	Prior to elimination of intersegment fiber costs of $12.2 million and $9.6 million for the three months ended March 31, 2017 and 2016, respectively.

Revenues

Revenues increased $12.4 million due to higher lumber shipments and higher lumber sales prices.

Cost of Goods Sold

Cost of goods sold fluctuated based on the following factors:

•	Fiber costs increased $3.7 million due to higher per unit log costs in the Lake States and Idaho and higher production volumes.
•	Freight costs increased as a result of higher lumber shipments and residual sales.
•

Increased manufacturing costs were the result of a 7% increase in lumber production, as well as maintenance costs associated with a scheduled boiler maintenance shutdown and capital project at our Warren, Arkansas lumber mill in the first quarter of 2017.

•	Finished goods inventory fluctuates based on a combination of production volume, fiber costs, manufacturing costs and shipments.

Real Estate Segment

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	% Change
Revenues	$14,504	$5,566	161%
Cost of goods sold:
Basis of real estate sold	4,809	2,245	114%
Other	336	618	(46%)
	5,145	2,863	80%
Selling, general and administrative expenses	716	628	14%
Operating income	$8,643	$2,075	317%

	Three Months Ended March 31,
	2017		2016
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	4,628	$2,523	1,088	$2,113
Rural real estate	1,740	$1,510	2,281	$1,406
Non-strategic timberland	197	$1,019	104	$565
Total	6,565	$2,209	3,473	$1,603

During the first quarter of 2017, we sold an additional 3,092 acres compared with the same time last year mostly as a result of a large conservation sale in Alabama. The average price per acre fluctuates based on both the geographic area of the real estate and product mix.

Liquidity and Capital Resources

Overview

At March 31, 2017, our financial highlights included:

•	cash and cash equivalents of $101.7 million;
•	credit agreement borrowing capacity of $249.1 million; and
•	long-term debt, including current portion, of $583.9 million.

Net Cash from Operations

Net cash provided from operating activities was $41.9 million in the first quarter of 2017, compared with $28.9 million in the first quarter of 2016. The increase of $13.0 million was primarily the result of the following:

•	higher customer receipts of $24.0 million, primarily due to increased lumber sale realizations; and
•	more acres sold by our Real Estate segment.

Partially offsetting the increases in 2017 were:

•	higher fiber and manufacturing costs attributable to the 7% increase in lumber production;
•	an increase in cash paid to employees for the annual cash incentive paid in 2017 of $4.6 million, compared with no payout in 2016; and
•

an increase in cash paid for interest of $1.1 million. While interest expense decreased $1.1 million in 2017 due to the reduction of long-term debt, the refinancing of our revenue bonds in 2016 changed the timing of semi-annual interest payments.

Net Cash Flows from Investing Activities

Net cash used for investing activities was $6.4 million for the three months ended March 31, 2017, compared with $3.1 million used in 2016. During the first three months of 2017, we completed the replacement of pollution control equipment during the boiler maintenance shutdown at our Warren, Arkansas lumber mill. Capital spending is expected to be $27 million in 2017.

Net Cash Flows from Financing Activities

Net cash used in financing activities decreased $9.5 million for the three months ended March 31, 2017, compared with the same period last year. Net cash used in financing activities in 2017 was primarily attributable to paying dividends to stockholders of $15.2 million. In 2016, we reduced our borrowings by $7.5 million and paid dividends to stockholders of $15.3 million.

Credit and Term Loan Agreements

As of March 31, 2017, approximately $0.9 million of capacity under our credit agreement was utilized by outstanding letters of credit, resulting in $249.1 million available for additional borrowings.

The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of March 31, 2017:

	Covenant Requirement		Actuals at March 31, 2017
Interest coverage ratio	≥	3.00 to 1.00	9.32
Leverage ratio	≤	40%	24%
Allowable acres that may be sold[1]		480,000
[1]

At March 31, 2017, acres sold under the respective credit and term loan agreements were 222,916 and 16,059.  The term loan agreement allows for an exclusion of up to 250,000 acres sold in the years ending December 31, 2016 and 2017.

Senior Notes

The terms of our senior notes limit our ability and the ability of any subsidiary guarantors to enter into restricted transactions, which include the ability to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens. However, such restricted transactions are permitted if the balance of our cumulative Funds Available for Distribution (FAD), and a FAD basket amount, provide sufficient funds to cover such restricted payments. At March 31, 2017, our cumulative FAD was $216.3 million and the FAD basket was $90.1 million.

Contractual Obligations

There have been no material changes to our contractual obligations in the three months ended March 31, 2017 outside of the ordinary course of business.

Off-Balance Sheet Arrangements

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposures to market risk have not changed materially since December 31, 2016. For quantitative and qualitative disclosures about market risk, see Item 7A – “Quantitative and Qualitative Disclosure about Market Risk” in our 2016 Annual Report on Form 10-K.

Quantitative Information about Market Risks

The table below provides information about our outstanding long-term debt, weighted-average interest rates and interest rate swaps as of March 31, 2017. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve.

	EXPECTED MATURITY DATE
(Dollars in thousands)	2017	2018	2019	2020	2021	THEREAFTER	TOTAL	FAIR VALUE
Variable rate debt:
Principal due	$—	$—	$40,000	$40,000	$40,000	$27,500	$147,500	$147,500
Average interest rate			3.38%	3.77%	3.88%	4.46%	3.82%
Fixed rate debt:
Principal due	$11,000	$14,250	$150,000	$6,000	$—	$258,735	$439,985	$454,536
Average interest rate	5.64%	8.88%	7.50%	3.70%		4.13%	5.46%
Interest rate swaps:
Fixed to variable	$5,000	$14,250	$50,000	$—	$—	$—	$69,250	$(61)
Average pay rate	7.49%	7.54%	7.56%				7.55%
Average receive rate	8.88%	8.88%	7.50%				7.88%
Variable to fixed	$—	$—	$—	$—	$—	$27,500	$27,500	$1,227
Average pay rate						1.73%	1.73%
Average receive rate						2.31%	2.31%

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2017. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of March 31, 2017.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

In the three months ended March 31, 2017, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the environmental proceeding described in Note 10: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference, we believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On April 26, 2016, the company announced that its Board of Directors had authorized management to repurchase up to $60 million of common stock over a period of 24 months (the “Repurchase Plan”).

No shares were repurchased in the first quarter of 2017. As of March 31, 2017, the maximum dollar value of shares that may yet be purchased under the plan is approximately $54 million. Transaction costs are not counted against authorized funds under the Repurchase Plan.

We record share repurchases upon trade date, as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been settled. There were no unsettled repurchases as of March 31, 2017.

ITEM 6. EXHIBITS

Exhibits are listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

		By	/s/ STEPHANIE A. BRADY
Stephanie A. Brady
Controller
(Duly Authorized; Principal Accounting Officer)

Date:	April 27, 2017

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	See Exhibits (3)(a) and (3)(b). The Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

(101)

The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed on April 27, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

* Incorporated by reference