Form 10-Q
period 2017-06-30
POTLATCH CORP
filed 2017-07-25
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).

Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of July 20, 2017 was 40,610,865.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amount)	2017	2016	2017	2016
Revenues	$163,229	$141,495	$312,910	$269,391
Costs and expenses:
Cost of goods sold	111,556	113,377	224,339	223,192
Selling, general and administrative expenses	14,165	13,824	27,154	26,833
Gain on lumber price swap	(3,265)	—	(3,265)	—
Loss on sale of central Idaho timber and timberlands	—	48,522	—	48,522
	122,456	175,723	248,228	298,547
Operating income (loss)	40,773	(34,228)	64,682	(29,156)
Interest expense, net	(7,348)	(8,206)	(12,318)	(14,231)
Income (loss) before income taxes	33,425	(42,434)	52,364	(43,387)
Income tax (provision) benefit	(9,181)	11,196	(11,199)	12,306
Net income (loss)	$24,244	$(31,238)	$41,165	$(31,081)

Net income (loss) per share:
Basic	$0.59	$(0.77)	$1.01	$(0.76)
Diluted	$0.59	$(0.77)	$1.00	$(0.76)
Dividends per share	$0.375	$0.375	$0.75	$0.75
Weighted-average shares outstanding (in thousands):
Basic	40,823	40,784	40,802	40,837
Diluted	41,219	40,784	41,144	40,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income (loss)	$24,244	$(31,238)	$41,165	$(31,081)
Other comprehensive income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax benefit of $(838), $(815), $(1,675) and $(1,630)	(1,310)	(1,274)	(2,620)	(2,549)
Amortization of actuarial loss included in net periodic cost, net of tax expense of $1,465, $1,826, $3,124 and $3,521	2,292	2,857	4,887	5,507
Cash flow hedge, net of tax of $(118), $(264), $(87) and $(369)	(185)	(413)	(137)	(577)
Other comprehensive income, net of tax	797	1,170	2,130	2,381
Comprehensive income (loss)	$25,041	$(30,068)	$43,295	$(28,700)

See Note 5: Derivative Instruments and Note 7: Pension and Other Postretirement Employee Benefits for additional information. Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$110,324	$82,584
Receivables, net	23,536	17,284
Inventories	40,124	52,622
Other assets	12,396	11,155
Total current assets	186,380	163,645
Property, plant and equipment, net	74,671	72,820
Timber and timberlands, net	639,178	641,856
Deferred tax assets, net	39,445	42,051
Other assets	7,100	7,309
Total assets	$946,774	$927,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,349	$11,032
Accounts payable and accrued liabilities	53,130	43,710
Current portion of pension and other postretirement employee benefits	5,839	5,839
Total current liabilities	79,318	60,581
Long-term debt	558,853	572,956
Pension and other postretirement employee benefits	123,745	123,284
Other long-term obligations	14,529	14,586
Total liabilities	776,445	771,407
Commitments and contingencies
Stockholders' equity:
Common stock, $1 par value	40,610	40,519
Additional paid-in capital	356,453	355,274
Accumulated deficit	(118,120)	(128,775)
Accumulated other comprehensive loss	(108,614)	(110,744)
Total stockholders’ equity	170,329	156,274
Total liabilities and stockholders' equity	$946,774	$927,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,165	$(31,081)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	13,343	16,474
Basis of real estate sold	5,772	5,421
Change in deferred taxes	1,244	(6,784)
Pension and other postretirement employee benefits	6,575	7,830
Equity-based compensation expense	2,348	2,176
Loss on sale of central Idaho timber and timberlands	—	48,522
Other, net	(983)	(1,280)
Change in working capital and operating-related activities, net	9,919	4,383
Net cash from operating activities	79,383	45,661
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,939)	(3,488)
Timberlands reforestation and roads	(5,792)	(5,544)
Acquisition of timber and timberlands	(3,132)	(1,161)
Net proceeds from sale of central Idaho timber and timberlands	—	111,460
Other, net	(74)	109
Net cash from investing activities	(14,937)	101,376
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(30,457)	(30,453)
Repayment of revolving line of credit borrowings	—	(30,000)
Repayment of long-term debt	(5,000)	(47,600)
Proceeds from issuance of long-term debt	—	27,500
Repurchase of common stock	—	(5,956)
Other, net	(1,249)	(3,075)
Net cash from financing activities	(36,706)	(89,584)
Change in cash and cash equivalents	27,740	57,453
Cash and cash equivalents at beginning of period	82,584	7,925
Cash and cash equivalents at end of period	$110,324	$65,378
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$11,735	$13,791
Income taxes, net	$4,857	$(1,740)

Certain 2016 amounts within Cash Flows from Operating Activities have been reclassified to conform to the 2017 presentation.

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

Certain 2016 amounts on the Condensed Consolidated Statements of Cash Flows within Cash Flows from Operating Activities have been reclassified to conform to the 2017 presentation. There is no change to previously reported net cash from operating activities.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU No. 2014-09), which requires an entity to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 also included other guidance, including the presentation of a gain or loss recognized on the sale of a long-lived asset or a nonfinancial asset. Subsequent ASU’s have been issued that provide clarity, technical corrections and improvements to Topic 606. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 by one year. ASU No. 2014-09 is effective for us on January 1, 2018. For most of our sales, which consist of logs, manufactured wood products, residual by-products and real estate, we expect there will be no change to the timing or amount of revenue recognized because our contracts are legally enforceable, the transaction price is fixed and performance is completed at a point in time, typically when risk of loss and title pass. We are continuing to assess and document the effect on our other sales, which include stumpage contracts, timber deeds, land use permits, royalties and carbon sequestration credits. A material change in our controls over financial reporting is not anticipated. We expect our expanded disclosures will disaggregate revenues along the lines of the sales categories mentioned above. The guidance permits a retrospective application of the new standard with certain practical expedients or retrospective application with a cumulative effect adjustment to the beginning balance of retained earnings. While we have not yet determined our transition method, the adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

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

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Net income (loss)	$24,244	$(31,238)	$41,165	$(31,081)

Basic weighted-average shares outstanding	40,822,726	40,784,129	40,802,057	40,836,503
Incremental shares due to:
Performance shares	355,844	—	305,625	—
Restricted stock units	40,399	—	36,013	—
Diluted weighted-average shares outstanding	41,218,969	40,784,129	41,143,695	40,836,503

Basic net income (loss) per share	$0.59	$(0.77)	$1.01	$(0.76)
Diluted net income (loss) per share	$0.59	$(0.77)	$1.00	$(0.76)

For the three and six months ended June 30, 2017, there were 0 and 18,289 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2016, no dilutive potential shares were included in the computation of diluted net income (loss) per share due to the net loss. Anti-dilutive stock-based awards could be dilutive in future periods.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

INVENTORIES

(Dollars in thousands)	June 30, 2017	December 31, 2016
Logs	$9,108	$23,342
Lumber, plywood and veneer	21,996	20,500
Materials and supplies	9,020	8,780
Total inventories	$40,124	$52,622

PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	June 30, 2017	December 31, 2016
Property, plant and equipment	$255,907	$250,913
Less: accumulated depreciation	(181,236)	(178,093)
Total property, plant and equipment, net	$74,671	$72,820

TIMBER AND TIMBERLANDS

(Dollars in thousands)	June 30, 2017	December 31, 2016
Timber and timberlands	$570,341	$572,273
Logging roads	68,837	69,583
Total timber and timberlands, net	$639,178	$641,856

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

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. We have one interest rate swap to convert variable-rate debt, comprised of 3-month LIBOR plus a spread, to fixed-rate debt. Our cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. Therefore, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and will be recognized in earnings when the hedged interest rate affects earnings. The amounts paid or received on this interest rate hedge will be recognized as adjustments to interest expense. As of June 30, 2017, the amount of net losses expected to be reclassified into earnings in the next 12 months is $0.1 million.

Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, commodity price movements or other identified risks, but do not meet the strict hedge accounting requirements.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into income.  In April 2017, we entered into a lumber price swap to fix the price on a total of 36 million board feet (mmbf) of southern yellow pine with an effective date of July 1, 2017 and a termination date of December 31, 2017.  Under the contract, cash settlement on 6 mmbf occurs monthly.

The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Location	June 30, 2017	December 31, 2016	Location	June 30, 2017	December 31, 2016
Derivatives designated in fair value hedging relationships:
Interest rate contracts	Other assets, current	$99	$32		$—	$—
Interest rate contracts	Other assets, non-current	—	215	Other long-term obligations	115	91
		$99	$247		$115	$91

Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, non-current	$924	$1,148		$—	$—

Derivatives not designated as hedging instruments:
Lumber price swap	Other assets, current	$3,265	$—		$—	$—

The following table details the effect of derivatives on our Consolidated Statements of Income (Loss):

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Location	2017	2016	2017	2016
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on interest rate contracts[1]	Interest expense	$123	$214	$290	$456

Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Loss recognized in other comprehensive income, net of tax (effective portion)		$(226)	$(490)	$(228)	$(654)
Loss reclassified from accumulated other comprehensive income (effective portion)[1]	Interest expense	$(41)	$(77)	$(91)	$(77)

Derivatives not designated as hedging instruments:
Lumber price contracts
Realized gain on lumber price swap		$—	$—	$—	$—
Unrealized gain on lumber price swap	Gain on lumber price swap	3,265	—	3,265	—
Net gain on lumber price contracts		$3,265	$—	$3,265	$—

[1]

Realized gain on hedging instruments consists of net cash settlements and interest accruals on the fair value interest rate swaps during the periods. Net cash settlements are included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.

NOTE 6. FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of our financial instruments:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (Level 1)	$110,324	$110,324	$82,584	$82,584

Derivative assets related to interest rate swaps (Level 2)	$1,023	$1,023	$1,395	$1,395
Derivative liabilities related to interest rate swaps (Level 2)	$(115)	$(115)	$(91)	$(91)

Derivative asset related to lumber price swap (Level 2)	$3,265	$3,265	$—	$—

Long-term debt, including current portion (Level 2):
Term loans	$(349,500)	$(353,882)	$(349,500)	$(350,909)
Senior notes	(149,399)	(162,750)	(149,271)	(164,250)
Revenue bonds	(65,735)	(65,209)	(65,735)	(62,205)
Medium-term notes	(17,250)	(18,563)	(22,250)	(23,926)
Total long-term debt[1]	$(581,884)	$(600,404)	$(586,756)	$(601,290)

Company owned life insurance asset (COLI) (Level 3)	$1,114	$1,114	$70	$70

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

For cash and cash equivalents and revolving line of credit borrowings, the carrying amount approximates fair value due to the short-term nature of these financial instruments.

The fair value of interest rate and lumber price swaps are determined using discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate and commodity price forward curves.

The fair value of our long-term debt is estimated based upon quoted market prices for similar debt issues or estimated based on average market prices for comparable debt when there is no quoted market price.

The contract value of our COLI, the amount at which it could be redeemed, is used to estimate fair value because market prices are not readily available.

NOTE 7. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended June 30,
	Pension		OPEB
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$1,515	$1,747	$4	$2
Interest cost	3,967	4,258	310	355
Expected return on plan assets	(4,601)	(4,734)	—	—
Amortization of prior service cost (credit)	72	129	(2,220)	(2,218)
Amortization of actuarial loss	3,386	4,253	371	430
Net periodic cost (benefit)	$4,339	$5,653	$(1,535)	$(1,431)

	Six Months Ended June 30,
	Pension		OPEB
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$3,377	$3,254	$7	$7
Interest cost	8,048	8,510	631	710
Expected return on plan assets	(9,204)	(9,500)	—	—
Amortization of prior service cost (credit)	144	259	(4,439)	(4,438)
Amortization of actuarial loss	7,242	8,170	769	858
Net periodic cost (benefit)	$9,607	$10,693	$(3,032)	$(2,863)

During the six months ended June 30, 2017 and 2016, we paid non-qualified supplemental pension benefits of $0.8 million and $0.7 million and OPEB benefits of $1.6 million and $1.9 million, respectively.

The following tables detail the pension and OPEB changes in accumulated other comprehensive loss (AOCL) on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended June 30, 2017
(Dollars in thousands)	Pension	OPEB	Total
Balance at March 31	$118,231	$(8,071)	$110,160
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(44)	1,354	1,310
Actuarial loss	(2,066)	(226)	(2,292)
Total reclassification for the period	(2,110)	1,128	(982)
Balance at June 30	$116,121	$(6,943)	$109,178

	Three Months Ended June 30, 2016
(Dollars in thousands)	Pension	OPEB	Total
Balance at March 31	$125,776	$(12,648)	$113,128
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(79)	1,353	1,274
Actuarial loss	(2,594)	(263)	(2,857)
Total reclassification for the period	(2,673)	1,090	(1,583)
Balance at June 30	$123,103	$(11,558)	$111,545

	Six Months Ended June 30, 2017
(Dollars in thousands)	Pension	OPEB	Total
Balance at January 1	$120,627	$(9,182)	$111,445
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(88)	2,708	2,620
Actuarial loss	(4,418)	(469)	(4,887)
Total reclassification for the period	(4,506)	2,239	(2,267)
Balance at June 30	$116,121	$(6,943)	$109,178

	Six Months Ended June 30, 2016
(Dollars in thousands)	Pension	OPEB	Total
Balance at January 1	$128,244	$(13,741)	$114,503
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(158)	2,707	2,549
Actuarial loss	(4,983)	(524)	(5,507)
Total reclassification for the period	(5,141)	2,183	(2,958)
Balance at June 30	$123,103	$(11,558)	$111,545

[1]	Amortization of prior service credit (cost) and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

NOTE 8. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details the changes in our accumulated other comprehensive loss (AOCL) on our Condensed Consolidated Balance Sheets for the six months ended June 30, 2017, net of tax.

(Dollars in thousands)	Gains and losses on cash flow hedge	Pension and other postretirement employee benefits	Total
Balance at January 1	$(701)	$111,445	$110,744
Other comprehensive (income) loss before reclassifications	228	(2,267)	(2,039)
Amounts reclassified from accumulated other comprehensive loss	(91)	-	(91)
Net current period other comprehensive (income) loss	137	(2,267)	(2,130)
Balance at June 30	$(564)	$109,178	$108,614

Amounts in parenthesis indicate credits.

See Note 5: Derivative Instruments and Note 7: Pension and Other Postretirement Employee Benefits for additional information.

NOTE 9. EQUITY-BASED COMPENSATION

As of June 30, 2017, we had two stock incentive plans under which performance shares, restricted stock units (RSUs) and deferred compensation stock equivalent units were outstanding. These plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At June 30, 2017, approximately 1.0 million shares were authorized for future use. We issue new shares of common stock to settle performance shares, restricted stock units and deferred compensation stock equivalent units.

The following table details equity-based compensation expense and the related income tax benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Employee equity-based compensation expense:
Performance shares	$905	$951	$1,773	$1,705
Restricted stock units	286	271	575	471
Total employee equity-based compensation expense	$1,191	$1,222	$2,348	$2,176

Deferred compensation stock equivalent units expense	$161	$220	$322	$420

Total tax benefit recognized for share-based expense	$96	$89	$189	$155

PERFORMANCE SHARES

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards in 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Stock price as of valuation date	$43.60	$25.92
Risk-free rate	1.61%	0.88%
Expected volatility	24.22%	23.82%
Expected dividends	3.44%	5.79%
Expected term (years)	3.00	3.00
Fair value	$53.85	$30.02

The following table summarizes outstanding performance share awards as of June 30, 2017, and changes during the six months ended June 30, 2017:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	203,788	$32.59
Granted	78,033	$53.85
Forfeited	(2,187)	$39.15
Unvested shares outstanding at June 30	279,634	$38.47	$12,779

As of June 30, 2017, there was $5.8 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted-average period of 1.5 years.

RESTRICTED STOCK UNITS

The following table summarizes outstanding RSU awards as of June 30, 2017, and changes during the six months ended June 30, 2017:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1	71,420	$31.61
Granted	26,507	$43.64
Vested	(2,000)	$32.85
Forfeited	(728)	$32.70
Unvested shares outstanding at June 30	95,199	$34.93	$4,351

The fair value of each RSU equaled our common share price on the date of grant. The total fair value of RSU awards that vested during the six months ended June 30, 2017 was de minimis. As of June 30, 2017, there was $1.6 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted-average period of 1.4 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

A long-term incentive award is granted annually to our directors and payable upon a director's separation from service. Directors may also elect to defer their quarterly retainers, which may be payable in the form of stock. All stock unit equivalent accounts are credited with dividend equivalents. As of June 30, 2017, there were 136,226 shares outstanding that will be distributed in the future to directors as common stock.

Issuance of restricted stock units awarded to certain officers and select employees may also be deferred.  All stock unit equivalent accounts are credited with dividend equivalents.  As of June 30, 2017, there were 72,942 RSUs which had vested, but issuance of the related stock had been deferred.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

In January 2007, the Environmental Protection Agency (EPA) notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad's operations at the site prior to 1980. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). The EPA cleanup was completed in October 2012. On April 4, 2013, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. Our remediation was completed in October 2013. In 2016, the EPA confirmed that Potlatch had completed the cleanup and subsequent monitoring required by the unilateral order. On September 25, 2015, the EPA sent us a letter asserting that the EPA and the Department of Transportation (the current owner of a portion of the adjacent property remediated by the EPA) (DOT) had incurred $9.8 million in unreimbursed response costs associated with the site and that we were liable for such costs. We executed a tolling agreement with the EPA and DOT suspending the statute of limitations on the claim until September 2016 in order to facilitate negotiations of a final settlement and release. In September, the parties agreed to extend the tolling agreement through October 6, 2016. The tolling agreement was further extended through February 22, 2017; in January 2017, the tolling agreement was extended through May 22, 2017; and in May 2017 the tolling agreement was extended through September 22, 2017. Settlement negotiations continue. If settlement efforts prove to be unsuccessful, we believe we have meritorious defenses to this claim and we intend to defend ourselves vigorously. We accrued $0.2 million for this matter in the first quarter of 2016 and an additional $0.8 million for this matter in the second quarter of 2016. It is reasonably possible that our liability may exceed our accrual by up to approximately $2 million. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible.

NOTE 12. SEGMENT INFORMATION

The following table summarizes information by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Revenues:
Resource	$55,924	$54,826	$107,692	$103,536
Wood Products	114,529	90,924	210,121	174,162
Real Estate	8,136	9,954	22,640	15,520
	178,589	155,704	340,453	293,218
Intersegment Resource revenues[1]	(15,360)	(14,209)	(27,543)	(23,827)
Total consolidated revenues	$163,229	$141,495	$312,910	$269,391

Income (loss) before income taxes:
Resource	$19,520	$15,672	$34,449	$25,879
Wood Products	24,705	4,695	33,389	5,651
Real Estate[2]	5,725	(43,429)	14,368	(41,354)
Eliminations and adjustments	1,053	(969)	2,112	496
	51,003	(24,031)	84,318	(9,328)
Corporate	(10,230)	(10,197)	(19,636)	(19,828)
Operating income (loss)	40,773	(34,228)	64,682	(29,156)
Interest expense, net	(7,348)	(8,206)	(12,318)	(14,231)
Income (loss) before income taxes	$33,425	$(42,434)	$52,364	$(43,387)

Depreciation, depletion and amortization:
Resource	$4,274	$5,387	$8,658	$11,515
Wood Products	1,839	1,800	3,666	3,701
Real Estate	—	1	1	3
	6,113	7,188	12,325	15,219
Corporate	158	213	275	421
Bond discounts and deferred loan fees	370	468	743	834
Total depreciation, depletion and amortization	$6,641	$7,869	$13,343	$16,474

Basis of real estate sold:
Real Estate	$1,047	$3,509	$5,856	$5,754
Eliminations and adjustments	(65)	(122)	(84)	(333)
Total basis of real estate sold	$982	$3,387	$5,772	$5,421

[1]	Intersegment revenues are based on prevailing market prices of logs sold by our Resource segment to the Wood Products segment.
[2]	In the second quarter of 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million at a loss of $48.5 million before taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, fair value of swaps, expected return on pension assets, recognition of compensation costs relating to our performance shares and RSUs, 2017 capital spending and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. For a nonexclusive listing of forward-looking statements and potential factors affecting our business, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Overview

Increased lumber demand coupled with duties on Canadian exports to the United States have pushed lumber prices higher, contributing to strong results in our Wood Products and Resource segments. Our Real Estate segment completed a large conservation sale in Alabama in the first quarter of 2017.

In April 2016, we sold approximately 172,000 acres of non-strategic timberlands located in central Idaho for $114 million in our Real Estate segment.

Consolidated Results

The following table sets forth changes in our Consolidated Statements of Income (Loss). Our Business Segment Results provide a more detailed discussion of our segments.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenues	$163,229	$141,495	15%	$312,910	$269,391	16%
Costs and expenses:
Cost of goods sold	111,556	113,377	(2%)	224,339	223,192	1%
Selling, general and administrative expenses	14,165	13,824	2%	27,154	26,833	1%
Gain on lumber price swap	(3,265)	—	*	(3,265)	—	*
Loss on sale of central Idaho timber and timberlands	—	48,522	*	—	48,522	*
	122,456	175,723	(30%)	248,228	298,547	(17%)
Operating income (loss)	40,773	(34,228)	*	64,682	(29,156)	*
Interest expense, net	(7,348)	(8,206)	(10%)	(12,318)	(14,231)	(13%)
Income (loss) before income taxes	33,425	(42,434)	*	52,364	(43,387)	*
Income tax (provision) benefit	(9,181)	11,196	*	(11,199)	12,306	*
Net income (loss)	$24,244	$(31,238)	*	$41,165	$(31,081)	*

*   Percentage change not meaningful.

Revenues

Three months ended June 30, 2017 compared with three months ended June 30, 2016

Revenues increased $21.7 million primarily due to higher lumber prices and increased shipments. Harvest volumes declined in the second quarter of 2017, compared with 2016 where we had favorable dry spring hauling conditions in Idaho.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

Revenues increased $43.5 million primarily due to higher lumber prices and increased shipments and the sale of more real estate acres at higher average prices. Lower harvest volumes were more than offset by higher Northern region sawlog prices. Harvest volumes declined in the first half of 2017, compared with 2016 where we experienced a relatively mild winter and dry spring, as well as due to the sale of central Idaho timberlands in the second quarter of 2016.

Cost of goods sold

Three months ended June 30, 2017 compared with three months ended June 30, 2016

Cost of goods sold decreased 2% due to lower harvest volumes and the geographic mix of real estate sold, partially offset by higher lumber shipments.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

Cost of goods sold increased 1% due to higher lumber shipments and the geographic mix of real estate sold, partially offset by lower harvest volumes and lower depletion due to unfavorable hauling conditions in 2017 and the sale of central Idaho timberlands in the second quarter of 2016.

Selling, general and administrative expenses

Three months ended June 30, 2017 compared with three months ended June 30, 2016

The 2% increase in selling, general and administrative expenses was the result of higher accrued annual incentive compensation expense and higher workers’ compensation expense, substantially offset by lower pension expense resulting from updated mortality tables and the 2016 second quarter accrual of $0.8 million related to Avery Landing.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

The 1% increase in selling, general and administrative expenses was the result of higher accrued annual incentive compensation expense and workers’ compensation expenses, substantially offset by the 2016 accrual of $1.0 million related to Avery Landing and lower pension expense in 2017 resulting from updated mortality tables.

See Note 11: Commitments and Contingencies for a more detailed discussion of Avery Landing.

Lumber price swap

In April 2017, we entered into a lumber price swap to fix the price on a total of 36 million board feet (mmbf) of southern yellow pine with an effective date of July 1, 2017 and a termination date of December 31, 2017.  Under the contract, beginning in July, cash settlement on 6 mmbf occurs each month. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into income. Therefore, the $3.3 million gain on lumber price swap reflects the fair value of the contract at June 30, 2017.

See Note 5: Derivative Instruments for a more detailed discussion of the lumber price swap.

Loss on sale of central Idaho timber and timberlands

In April 2016, we sold approximately 172,000 acres of non-strategic timberlands located in central Idaho for $114 million, less selling costs of $2.5 million. This divestiture resulted in a $48.5 million loss before income taxes.

Interest expense, net

Three months ended June 30, 2017 compared with three months ended June 30, 2016

Interest expense decreased due to the 2016 repayment of $42.6 million in Minnesota revenue bonds and the refinancing of $65.7 million in Idaho revenue bonds.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

Interest expense decreased due to the 2016 repayment of $42.6 million in Minnesota revenue bonds and the refinancing of $65.7 million in Idaho revenue bonds.

Income tax provision

Three months ended June 30, 2017 compared with three months ended June 30, 2016

Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the second quarter of 2017, the income tax provision of $9.2 million was the result of the TRS’s income before income tax of $25.9 million, partially offset by permanent book versus tax differences. For the second quarter of 2016, the income tax benefit of $11.2 million was the result of the TRS’s loss before income tax of $31.1 million, partially offset by discrete tax items.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

For the first half of 2017, the income tax provision of $11.2 million was the result of the TRS’s income before income tax of $31.6 million, partially offset by permanent book versus tax differences. For the first half of 2016, the income tax benefit of $12.3 million was the result of the TRS’s loss before income tax of $33.2 million, partially offset by discrete tax items.

Business Segment Results

Resource Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenues[1]	$55,924	$54,826	2%	$107,692	$103,536	4%
Cost of goods sold:
Logging and hauling	23,480	24,964	(6%)	48,472	49,773	(3%)
Depreciation, depletion and amortization	4,274	5,387	(21%)	8,658	11,515	(25%)
Other	6,831	7,267	(6%)	12,930	13,457	(4%)
	34,585	37,618	(8%)	70,060	74,745	(6%)
Selling, general and administrative expenses	1,819	1,536	18%	3,183	2,912	9%
Operating income	$19,520	$15,672	25%	$34,449	$25,879	33%

Harvest Volumes (in tons)
Northern region
Sawlog	333,926	388,575	(14%)	688,030	755,427	(9%)
Pulpwood	40,054	44,497	(10%)	87,839	96,858	(9%)
Stumpage	—	1,061	*	10,693	17,268	(38%)
Total	373,980	434,133	(14%)	786,562	869,553	(10%)

Southern region
Sawlog	192,391	175,498	10%	408,488	360,549	13%
Pulpwood	251,167	240,277	5%	499,166	488,429	2%
Stumpage	9,782	65,596	(85%)	15,456	121,675	(87%)
Total	453,340	481,371	(6%)	923,110	970,653	(5%)

Total harvest volume	827,320	915,504	(10%)	1,709,672	1,840,206	(7%)

Sales Price/Unit ($ per ton)
Northern region[2]
Sawlog	$115	$89	29%	$102	$84	21%
Pulpwood	$37	$40	(8%)	$39	$41	(5%)
Stumpage	$—	$11	*	$13	$13	—

Southern region[2]
Sawlog	$39	$42	(7%)	$40	$41	(2%)
Pulpwood	$29	$33	(12%)	$30	$32	(6%)
Stumpage	$15	$23	(35%)	$15	$21	(29%)

*	Percentage change not meaningful
[1]

Prior to elimination of intersegment fiber revenues of $15.4 million and $14.2 million for the three months ended June 30, 2017 and 2016 and $27.5 million and $23.8 million for the six months ended June 30, 2017 and 2016, respectively.

[2]

Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Revenues

Three months ended June 30, 2017 compared with three months ended June 30, 2016

Resource segment revenues increased 2% in the second quarter of 2017, compared with the same period last year, primarily due to higher Northern region sawlog prices, including a greater mix of cedar. Total harvest volumes decreased 10% due to a seasonally wet spring in both regions, compared with 2016 where we had an early spring breakup in the Northern regions that occurred in the first quarter and favorable second quarter hauling conditions.

Southern sawlog and pulpwood prices decreased 7% and 12%, respectively, due primarily to the oversupply of logs and high pulp mill inventories. Prices fluctuate based on the mix of sawlog size and volume and the mix of hardwood and softwood.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

Resource segment revenues increased 4% in the first half of 2017, compared with the same period last year, primarily due to higher Northern region sawlog prices, including a greater mix of cedar. Total harvest volumes decreased 7% due to a seasonally wet spring in both regions, compared with more favorable hauling conditions in 2016. The decrease in 2017 volumes was also the result of the sale of central Idaho timberlands in the second quarter of 2016.

Southern sawlog and pulpwood prices decreased 2% and 6%, respectively, due to the oversupply of logs and high pulp mill inventories. Prices fluctuate based on the mix of sawlog size and volume and the mix of hardwood and softwood.

Cost of Goods Sold

Three months ended June 30, 2017 compared with three months ended June 30, 2016

Decreased harvest volumes resulted in less logging and hauling and lower depletion and amortization, partially offset by increased costs for spring road repair.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

Lower harvest volumes resulted in less logging and hauling and lower depletion and amortization, partially offset by increased costs for spring road repair. Other expenses in 2016 included a higher number of acres fertilized in our Southern region.

Wood Products Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenues	$114,529	$90,924	26%	$210,121	$174,162	21%
Cost of goods sold:[1]
Fiber costs	46,518	40,842	14%	88,604	79,194	12%
Freight, logging and hauling	12,466	11,786	6%	24,723	23,171	7%
Manufacturing costs	32,052	32,914	(3%)	65,414	63,090	4%
Finished goods inventory change	630	(777)	*	(1,670)	214	*
	91,666	84,765	8%	177,071	165,669	7%
Selling, general and administrative expenses	1,423	1,464	(3%)	2,926	2,842	3%
Gain on lumber price swap	(3,265)	—	*	(3,265)	—	*
Operating income	$24,705	$4,695	*	$33,389	$5,651	*

Lumber shipments (MBF)	189,781	170,829	11%	357,340	332,821	7%
Lumber sales prices ($ per MBF)	$431	$351	23%	$410	$338	21%

*	Percentage change not meaningful
[1]

Prior to elimination of intersegment fiber costs of $15.4 million and $14.2 million for the three months ended June 30, 2017 and 2016 and $27.5 million and $23.8 million for the six months ended June 30, 2017 and 2016, respectively.

Revenues

Three months ended June 30, 2017 compared with three months ended June 30, 2016

Revenues increased 26% due to higher lumber shipments and higher lumber sales prices.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

Revenues increased 21% due to higher lumber shipments and higher lumber sales prices.

Cost of Goods Sold

Three months ended June 30, 2017 compared with three months ended June 30, 2016

Cost of goods sold fluctuated based on the following factors:

•	Fiber costs increased $5.7 million due to higher production volumes.
•	Freight costs increased as a result of higher lumber shipments and residual sales.
•

Increased manufacturing costs were the result of higher production volumes. Manufacturing costs in the second quarter of 2016 included scheduled maintenance at our Warren, Arkansas mill, which was completed in conjunction with the installation of a capital project, which resulted in 12 days of downtime.

•	Finished goods inventory fluctuates based on a combination of production volume, fiber costs, manufacturing costs and shipments.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

Cost of goods sold fluctuated based on the following factors:

•	Fiber costs increased $9.4 million due to higher production volumes.
•	Freight costs increased as a result of higher lumber shipments and residual sales.

•

Increased manufacturing costs were the result of higher production volumes and included maintenance costs associated with a scheduled boiler maintenance shutdown and capital project at our Warren, Arkansas lumber mill in the first quarter of 2017. Manufacturing costs in the first half of 2016 included scheduled maintenance at our Warren mill which resulted in 12 days of downtime in the second quarter, and 11 days of downtime at our St. Maries, Idaho sawmill in the first quarter of 2016 due to log shortages resulting from an unseasonably warm winter.

•	Finished goods inventory fluctuates based on a combination of production volume, fiber costs, manufacturing costs and shipments.

Real Estate Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenues	$8,136	$9,954	(18%)	$22,640	$15,520	46%
Cost of goods sold:
Basis of real estate sold	1,047	3,509	(70%)	5,856	5,754	2%
Other	671	718	(7%)	1,007	1,336	(25%)
	1,718	4,227	(59%)	6,863	7,090	(3%)
Selling, general and administrative expenses	693	634	9%	1,409	1,262	12%
Sale of central Idaho timber and timberlands	—	48,522	*	—	48,522	*
Operating income (loss)	$5,725	$(43,429)	*	$14,368	$(41,354)	*

*	Percentage change not meaningful.

	Three Months Ended June 30,
	2017		2016
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	700	$2,577	3,348	$2,263
Rural real estate	4,523	$1,356	1,489	$1,215
Non-strategic timberland	186	$1,074	693	$818
	5,409	$1,504	5,530	$1,800
Central Idaho timberland	—	$—	171,598	$665
Total	5,409	$1,504	177,128	$701

	Six Months Ended June 30,
	2017		2016
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	5,328	$2,530	4,436	$2,226
Rural real estate	6,263	$1,399	3,770	$1,331
Non-strategic timberland	383	$1,046	797	$785
	11,974	$1,891	9,003	$1,724
Central Idaho timberland	—	$—	171,598	$665
Total	11,974	$1,891	180,601	$718

Three months ended June 30, 2017 compared with three months ended June 30, 2016

During the second quarter of 2017, we sold 5,409 acres, with about 80% of the acres comprised of Minnesota rural real estate.

In the second quarter of 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million, resulting in a loss of $48.5 million before tax.  The company purchased the property in 2007 and 2008 for the purpose of growing and harvesting timber and selling rural recreation parcels.  The sale freed up capital without having to wait for the rural recreation real estate market in central Idaho to recover. During the second quarter of 2016, we also sold 5,530 acres, which included a large conservation sale in Alabama.

The average price per acre fluctuates based on both the geographic area of the real estate and product mix.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

During the first half of 2017, we sold 11,974 acres, which included a large conservation sale in Alabama.

We sold 9,003 acres in the first half of 2016, which included a large conservation sale in Alabama, in addition to the sale of central Idaho timberlands.

The average price per acre fluctuates based on both the geographic area of the real estate and product mix.

Liquidity and Capital Resources

Overview

As of June 30, 2017, our cash and cash equivalents were $110.3 million, an increase of $27.7 million from December 31, 2016. The increase in cash and cash equivalents was primarily the result of net income. Long-term debt was reduced $5.0 million and we had no borrowings outstanding under our revolving line of credit.

Net Cash from Operations

Net cash provided from operating activities was $79.4 million for the first six months of 2017, compared with $45.7 million in the first six months of 2016. This $33.7 million increase in net cash provided by operating activities was primarily attributable to $46.4 million additional cash received from customers.  All of our business segments had increased revenue and income. A more detailed discussion of segment revenues and income is located in our Business Segment Results.

Partially offsetting the increases in customer receipts in 2017 from 2016 were:

•	Higher cash operating costs of $3.6 million primarily due to increased lumber production.
•	Cash tax payments of $4.9 million in 2017 compared to a refund of $1.7 million in 2016.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $14.9 million for the six months ended June 30, 2017, compared with $101.4 million provided in 2016.

•

For the six months ended June 30, 2017, capital expenditures for property, plant and equipment and timberlands reforestation and roads were $11.7 million and capital expenditures for the acquisition of timber and timberlands were $3.1 million. Total capital spending for 2017 is expected to be $27 million, excluding acquisitions.

•	In 2016, the net proceeds from the sale of central Idaho timber and timberlands were $111.5 million, partially offset by $10.2 million used for total capital expenditures.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $36.7 million and $89.6 million for the six months ended June 30, 2017 and 2016, respectively.

•	In the first half of 2017, net cash used in financing activities was primarily attributable to the $30.5 million of dividends to stockholders and $5.0 million repayment of long term debt.

•

In the first half of 2016, net cash used in financing activities was primarily attributable to the $77.6 million repayment of borrowings, $30.5 million of dividends to stockholders and $6.0 million in the repurchase of common stock, partially offset by $27.5 million in proceeds from the issuance of long-term debt.

Credit and Term Loan Agreements

As of June 30, 2017, approximately $0.9 million of capacity under our credit agreement was utilized by outstanding letters of credit, resulting in $249.1 million available for additional borrowings.

The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of June 30, 2017:

	Covenant Requirement		Actuals at June 30, 2017
Interest coverage ratio	≥	3.00 to 1.00	6.34
Leverage ratio	≤	40%	24%
Allowable acres that may be sold - credit agreement		480,000	228,325
Allowable acres that may be sold - term loan agreement[1]		480,000	16,059

[1]	The term loan agreement, as amended from the aggregate covenant requirement in February 2016, allows for an exclusion of up to 250,000 acres sold in the fiscal years ending December 31, 2016 and 2017.

Senior Notes

The terms of our senior notes limit our ability and the ability of any subsidiary guarantors to enter into restricted transactions, which include the ability to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens. However, such restricted transactions are permitted if the balance of our cumulative Funds Available for Distribution (FAD) and a FAD basket amount provide sufficient funds to cover such restricted payments. At June 30, 2017, our cumulative FAD was $224.4 million and the FAD basket was $90.1 million.

Contractual Obligations

There have been no material changes to our contractual obligations in the six months ended June 30, 2017 outside the ordinary course of business.

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

Quantitative Information about Market Risks

The table below provides information about our outstanding long-term debt, weighted-average interest rates and interest rate swaps as of June 30, 2017. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve.

	EXPECTED MATURITY DATE
(Dollars in thousands)	2017	2018	2019	2020	2021	THEREAFTER	TOTAL	FAIR VALUE
Variable rate debt:
Principal due	$—	$—	$40,000	$40,000	$40,000	$27,500	$147,500	$147,500
Average interest rate			3.25%	3.59%	3.67%	4.22%	3.64%
Fixed rate debt:
Principal due	$6,000	$14,250	$150,000	$6,000	$—	$258,735	$434,985	$452,904
Average interest rate	2.95%	8.88%	7.50%	3.70%		4.13%	5.43%
Interest rate swaps:
Fixed to variable	$—	$14,250	$50,000	$—	$—	$—	$64,250	$(16)
Average pay rate		7.55%	7.43%				7.45%
Average receive rate		8.88%	7.50%				7.81%
Variable to fixed	$—	$—	$—	$—	$—	$27,500	$27,500	$924
Average pay rate						1.73%	1.73%
Average receive rate						2.07%	2.07%

In April 2017, we entered into a commodity swap contract to fix the price on 36 million board feet (mmbf) of southern yellow pine with an effective date of July 1, 2017 and a termination date of December 31, 2017.  Under the contract, cash settlement on 6 mmbf occurs monthly.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2017. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of June 30, 2017.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

In the three months ended June 30, 2017, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No shares were repurchased during the first six months of 2017. As of June 30, 2017, the maximum dollar values of shares that may yet be purchased under the plan is approximately $54 million. Transaction costs are not counted against authorized funds under the Repurchase Plan.

We record share repurchases upon trade date, as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been settled. There were no unsettled repurchases as of June 30, 2017.

ITEM 6. EXHIBITS

Exhibits are listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

		By	/s/ STEPHANIE A. BRADY
Stephanie A. Brady
Controller
(Duly Authorized; Principal Accounting Officer)

Date:	July 25, 2017

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3)(a)*	Second Restated Certificate of Incorporation of the Registrant, effective February 3, 2006, filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 6, 2006.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	See Exhibits (3)(a) and (3)(b). The registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

(101)

The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, filed on July 25, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

* Incorporated by reference