Form 10-Q
period 2017-09-30
POTLATCH CORP
filed 2017-10-24
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of October 19, 2017 was 40,610,865.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amount)	2017	2016	2017	2016
Revenues	$190,441	$174,027	$503,351	$443,418
Costs and expenses:
Cost of goods sold	124,971	122,132	349,310	345,324
Selling, general and administrative expenses	14,619	12,901	41,773	38,712
Environmental charges for Avery Landing	4,978	—	4,978	1,022
Loss (gain) on lumber price swap	2,080	—	(1,185)	—
Loss on sale of central Idaho timber and timberlands	—	—	—	48,522
	146,648	135,033	394,876	433,580
Operating income	43,793	38,994	108,475	9,838
Interest expense, net	(7,336)	(7,786)	(19,654)	(22,017)
Income (loss) before income taxes	36,457	31,208	88,821	(12,179)
Income tax (provision) benefit	(2,757)	(3,562)	(13,956)	8,744
Net income (loss)	$33,700	$27,646	$74,865	$(3,435)

Net income (loss) per share:
Basic	$0.83	$0.68	$1.83	$(0.08)
Diluted	$0.82	$0.68	$1.82	$(0.08)
Dividends per share	$0.375	$0.375	$1.125	$1.125
Weighted-average shares outstanding (in thousands):
Basic	40,829	40,740	40,814	40,807
Diluted	41,250	40,933	41,183	40,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income (loss)	$33,700	$27,646	$74,865	$(3,435)
Other comprehensive income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net periodic cost, net of tax benefit of $(838), $(815), $(2,513) and $(2,445)	(1,309)	(1,275)	(3,929)	(3,824)
Amortization of actuarial loss included in net periodic cost, net of tax expense of $1,562, $1,760, $4,686 and $5,281	2,443	2,753	7,330	8,260
Cash flow hedge, net of tax of $0, $72, $(87) and $(297)	—	112	(137)	(465)
Other comprehensive income, net of tax	1,134	1,590	3,264	3,971
Comprehensive income	$34,834	$29,236	$78,129	$536

See Note 5: Derivative Instruments and Note 7: Pension and Other Postretirement Employee Benefits for additional information. Amortization of prior service credit and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$116,803	$82,584
Receivables, net	23,461	17,284
Inventories	39,261	52,622
Other assets	8,820	11,155
Total current assets	188,345	163,645
Property, plant and equipment, net	76,138	72,820
Timber and timberlands, net	657,546	641,856
Deferred tax assets, net	40,889	42,051
Other assets	8,075	7,309
Total assets	$970,993	$927,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,304	$11,032
Accounts payable and accrued liabilities	60,741	43,710
Current portion of pension and other postretirement employee benefits	5,839	5,839
Total current liabilities	86,884	60,581
Long-term debt	559,019	572,956
Pension and other postretirement employee benefits	118,505	123,284
Other long-term obligations	15,395	14,586
Total liabilities	779,803	771,407
Commitments and contingencies
Stockholders' equity:
Common stock, $1 par value	40,611	40,519
Additional paid-in capital	357,736	355,274
Accumulated deficit	(99,677)	(128,775)
Accumulated other comprehensive loss	(107,480)	(110,744)
Total stockholders’ equity	191,190	156,274
Total liabilities and stockholders' equity	$970,993	$927,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$74,865	$(3,435)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	21,908	25,723
Basis of real estate sold	6,351	6,686
Change in deferred taxes	(925)	1,375
Pension and other postretirement employee benefits	9,863	11,743
Equity-based compensation expense	3,536	3,290
Loss on sale of central Idaho timber and timberlands	—	48,522
Other, net	(1,467)	(1,141)
Funding of qualified pension plans	(5,275)	(1,300)
Change in working capital and operating-related activities, net	20,489	(17,073)
Net cash from operating activities	129,345	74,390

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(9,445)	(4,262)
Timberlands reforestation and roads	(11,577)	(10,421)
Acquisition of timber and timberlands	(22,033)	(1,180)
Net proceeds from sale of central Idaho timber and timberlands	—	111,460
Other, net	(106)	525
Net cash from investing activities	(43,161)	96,122

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(45,686)	(45,647)
Repayment of revolving line of credit borrowings	—	(30,000)
Repayment of long-term debt	(5,000)	(113,335)
Proceeds from issuance of long-term debt	—	93,235
Repurchase of common stock	—	(5,956)
Other, net	(1,279)	(3,879)
Net cash from financing activities	(51,965)	(105,582)
Change in cash and cash equivalents	34,219	64,930
Cash and cash equivalents at beginning of period	82,584	7,925
Cash and cash equivalents at end of period	$116,803	$72,855

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$17,381	$19,690
Income taxes, net	$13,923	$(1,828)

Certain 2016 amounts within cash flows from operating activities have been reclassified to conform to the 2017 presentation. There is no change to previously reported net cash from operating, investing or financing activities.

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

Certain 2016 amounts on the Condensed Consolidated Statements of Cash Flows within cash flows from operating activities have been reclassified to conform to the 2017 presentation. There is no change to previously reported net cash from operating, investing or financing activities.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU No. 2014-09), which requires an entity to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 also included other guidance, including the presentation of a gain or loss recognized on the sale of a long-lived asset or a nonfinancial asset. Subsequent ASU’s have been issued that provide clarity, technical corrections and improvements to ASU No. 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 by one year. ASU No. 2014-09 is effective for us on January 1, 2018. For most of our sales, which consist of logs, manufactured wood products, residual by-products and real estate, we have identified no change to the timing or amount of revenue recognized because our contracts are legally enforceable, the transaction price is fixed and performance is completed at a point in time, typically when risk of loss and title pass. For our other sales, which include stumpage contracts, timber deeds, land use permits, and royalties, we have also identified no change to the timing or amount of revenue recognized. We will have minor refinements to our controls over financial reporting. Our expanded disclosures will disaggregate revenues along the lines of the sales categories mentioned above. The guidance permits a retrospective application of the new standard with certain practical expedients (contracts completed within the same annual reporting period need not be restated and other allowances for contracts with variable consideration) or retrospective application with a cumulative effect adjustment to the beginning balance of retained earnings. Upon adoption of this ASU on January 1, 2018, if there is a difference in the amount of revenue recorded for any of the prior reporting periods presented, while considering the practical expedients, we will restate that period to conform with the ASU. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which is intended to better portray the economic results of an entity’s risk management activities in its financial statements through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for certain nonfinancial and financial risk components and align the recognition and presentation of the effects in the financial statements, particularly in the areas of measuring hedge ineffectiveness. This ASU is effective for us on January 1, 2019, with early application permitted in any interim period. The presentation and disclosure guidance is required prospectively upon adoption. Our cash flow hedges currently have no ineffectiveness, but in the event they did, as of the beginning of the fiscal year that we adopt this ASU, a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness would be recorded to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Net income (loss)	$33,700	$27,646	$74,865	$(3,435)

Basic weighted-average shares outstanding	40,829,399	40,739,730	40,814,135	40,807,028
Incremental shares due to:
Performance shares	378,149	157,145	331,082	—
Restricted stock units	42,909	36,476	37,578	—
Diluted weighted-average shares outstanding	41,250,457	40,933,351	41,182,795	40,807,028

Basic net income (loss) per share	$0.83	$0.68	$1.83	$(0.08)
Diluted net income (loss) per share	$0.82	$0.68	$1.82	$(0.08)

For the three months ended September 30, 2017, there were no stock based awards that were anti-dilutive. For the nine months ended September 30, 2017, there were 167 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three months ended September 30, 2016, there were 12,139 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2016, no dilutive potential shares were included in the computation of diluted net income (loss) per share due to the net loss. Anti-dilutive stock-based awards could be dilutive in future periods.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

INVENTORIES

(Dollars in thousands)	September 30, 2017	December 31, 2016
Logs	$9,957	$23,342
Lumber, plywood and veneer	20,484	20,500
Materials and supplies	8,820	8,780
Total inventories	$39,261	$52,622

PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	September 30, 2017	December 31, 2016
Property, plant and equipment	$258,086	$250,913
Less: accumulated depreciation	(181,948)	(178,093)
Total property, plant and equipment, net	$76,138	$72,820

TIMBER AND TIMBERLANDS

(Dollars in thousands)	September 30, 2017	December 31, 2016
Timber and timberlands	$585,315	$572,273
Logging roads	72,231	69,583
Total timber and timberlands, net	$657,546	$641,856

In the nine months ended September 30, 2017, we purchased approximately $22.0 million of timber and timberlands adjacent to our current operations in northern Idaho, Arkansas and Alabama.

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

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. We have one interest rate swap to convert variable-rate debt, comprised of 3-month LIBOR plus a spread, to fixed-rate debt. Our cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. Therefore, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and will be recognized in earnings when the hedged interest rate affects earnings. The amounts paid or received on this interest rate hedge will be recognized as adjustments to interest expense. As of September 30, 2017, the amount of net losses expected to be reclassified into earnings in the next 12 months is $0.1 million.

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

The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Location	September 30, 2017	December 31, 2016	Location	September 30, 2017	December 31, 2016
Derivatives designated in fair value hedging relationships:
Interest rate contracts	Other assets, current	$54	$32		$—	$—
Interest rate contracts	Other assets, non-current	—	215	Other long-term obligations	186	91
		$54	$247		$186	$91

Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, non-current	$925	$1,148		$—	$—

Derivatives not designated as hedging instruments:
Lumber price swap	Other assets, current	$199	$—		$—	$—

The following table details the effect of derivatives on our Consolidated Statements of Income (Loss):

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Location	2017	2016	2017	2016
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on interest rate contracts[1]	Interest expense	$76	$186	$366	$642

Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Gain (loss) recognized in other comprehensive income, net of tax (effective portion)		$(30)	$36	$(258)	$(618)
Loss reclassified from accumulated other comprehensive income (effective portion)[1]	Interest expense	$(30)	$(76)	$(121)	$(153)

Derivatives not designated as hedging instruments:
Lumber price contracts
Realized gain on lumber price swap		$986	$—	$986	$—
Unrealized gain (loss) on lumber price swap	Gain (loss) on lumber price swap	(3,067)	—	199	—
Net gain (loss) on lumber price contracts		$(2,081)	$—	$1,185	$—

[1]

Realized gain on hedging instruments consists of net cash settlements and interest accruals on the fair value interest rate swaps during the periods. Net cash settlements are included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.

NOTE 6. FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of our financial instruments:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (Level 1)	$116,803	$116,803	$82,584	$82,584

Derivative assets related to interest rate swaps (Level 2)	$979	$979	$1,395	$1,395
Derivative liabilities related to interest rate swaps (Level 2)	$(186)	$(186)	$(91)	$(91)

Derivative asset related to lumber price swap (Level 2)	$199	$199	$—	$—

Long-term debt, including current portion (Level 2):
Term loans	$(349,500)	$(353,856)	$(349,500)	$(350,909)
Senior notes	(149,464)	(163,500)	(149,271)	(164,250)
Revenue bonds	(65,735)	(62,954)	(65,735)	(62,205)
Medium-term notes	(17,250)	(18,476)	(22,250)	(23,926)
Total long-term debt[1]	$(581,949)	$(598,786)	$(586,756)	$(601,290)

Company owned life insurance asset (COLI) (Level 3)	$1,642	$1,642	$70	$70

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

For cash and cash equivalents and any revolving line of credit borrowings, the carrying amount approximates fair value due to the short-term nature of these financial instruments.

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

NOTE 7. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended September 30,
	Pension		OPEB
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$1,688	$1,627	$3	$3
Interest cost	4,024	4,255	316	355
Expected return on plan assets	(4,601)	(4,750)	—	—
Amortization of prior service cost (credit)	72	130	(2,219)	(2,220)
Amortization of actuarial loss	3,621	4,083	384	430
Net periodic cost (benefit)	$4,804	$5,345	$(1,516)	$(1,432)

	Nine Months Ended September 30,
	Pension		OPEB
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$5,065	$4,881	$10	$10
Interest cost	12,072	12,765	947	1,065
Expected return on plan assets	(13,805)	(14,250)	—	—
Amortization of prior service cost (credit)	216	389	(6,658)	(6,658)
Amortization of actuarial loss	10,863	12,253	1,153	1,288
Net periodic cost (benefit)	$14,411	$16,038	$(4,548)	$(4,295)

During the nine months ended September 30, 2017 and 2016, we paid non-qualified supplemental pension benefits of $1.2 million and $1.3 million and OPEB benefits of $2.6 million and $2.6 million, respectively. During the nine months ended September 30, 2017 and 2016, we made voluntary contributions to our qualified pension plans of $5.3 million and $1.3 million, respectively.

The following tables detail the pension and OPEB changes in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended September 30, 2017
(Dollars in thousands)	Pension	OPEB	Total
Balance at June 30, 2017	$116,121	$(6,943)	$109,178
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(44)	1,353	1,309
Actuarial loss	(2,209)	(234)	(2,443)
Total reclassification for the period	(2,253)	1,119	(1,134)
Balance at September 30, 2017	$113,868	$(5,824)	$108,044

	Three Months Ended September 30, 2016
(Dollars in thousands)	Pension	OPEB	Total
Balance at June 30, 2016	$123,103	$(11,558)	$111,545
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(79)	1,354	1,275
Actuarial loss	(2,492)	(261)	(2,753)
Total reclassification for the period	(2,571)	1,093	(1,478)
Balance at September 30, 2016	$120,532	$(10,465)	$110,067

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Pension	OPEB	Total
Balance at January 1, 2017	$120,627	$(9,182)	$111,445
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(132)	4,061	3,929
Actuarial loss	(6,627)	(703)	(7,330)
Total reclassification for the period	(6,759)	3,358	(3,401)
Balance at September 30, 2017	$113,868	$(5,824)	$108,044

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Pension	OPEB	Total
Balance at January 1, 2016	$128,244	$(13,741)	$114,503
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(237)	4,061	3,824
Actuarial loss	(7,475)	(785)	(8,260)
Total reclassification for the period	(7,712)	3,276	(4,436)
Balance at September 30, 2016	$120,532	$(10,465)	$110,067

[1]	Amortization of prior service credit (cost) and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

NOTE 8. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details the changes in our accumulated other comprehensive loss (AOCL) on our Condensed Consolidated Balance Sheets for the nine months ended September 30, 2017, net of tax.

(Dollars in thousands)	Gains and losses on cash flow hedge	Pension and other postretirement employee benefits	Total
Balance at January 1, 2017	$(701)	$111,445	$110,744
Other comprehensive (income) loss before reclassifications	258	(3,401)	(3,143)
Amounts reclassified from AOCL	(121)	-	(121)
Net current period other comprehensive (income) loss	137	(3,401)	(3,264)
Balance at September 30, 2017	$(564)	$108,044	$107,480

Amounts in parenthesis indicate credits.

See Note 5: Derivative Instruments and Note 7: Pension and Other Postretirement Employee Benefits for additional information.

NOTE 9. EQUITY-BASED COMPENSATION

As of September 30, 2017, we had two stock incentive plans under which performance shares, restricted stock units (RSUs) and deferred compensation stock equivalent units were outstanding. These plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At September 30, 2017, approximately 1.0 million shares were authorized for future use. We issue new shares of common stock to settle performance shares, restricted stock units and deferred compensation stock equivalent units.

The following table details equity-based compensation expense and the related income tax benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Employee equity-based compensation expense:
Performance shares	$905	$866	$2,678	$2,571
Restricted stock units	283	248	858	719
Total employee equity-based compensation expense	$1,188	$1,114	$3,536	$3,290

Deferred compensation stock equivalent units expense	$166	$184	$488	$604

Total tax benefit recognized for share-based expense	$95	$81	$284	$236

PERFORMANCE SHARES

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards in 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Stock price as of valuation date	$43.60	$25.92
Risk-free rate	1.61%	0.88%
Expected volatility	24.22%	23.82%
Expected dividends	3.44%	5.79%
Expected term (years)	3.00	3.00
Fair value	$53.85	$30.02

The following table summarizes outstanding performance share awards as of September 30, 2017, and changes during the nine months ended September 30, 2017:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1, 2017	203,788	$32.59
Granted	78,033	$53.85
Forfeited	(2,187)	$39.15
Unvested shares outstanding at September 30, 2017	279,634	$38.47	$14,261

As of September 30, 2017, there was $4.9 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted-average period of 1.3 years.

RESTRICTED STOCK UNITS

The following table summarizes outstanding RSU awards as of September 30, 2017, and changes during the nine months ended September 30, 2017:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1, 2017	71,420	$31.61
Granted	26,507	$43.64
Vested	(2,000)	$32.85
Forfeited	(728)	$32.70
Unvested shares outstanding at September 30, 2017	95,199	$34.93	$4,855

The fair value of each RSU equaled our common share price on the date of grant. The total fair value of RSU awards that vested during the nine months ended September 30, 2017 was de minimis. As of September 30, 2017, there was $1.4 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted-average period of 1.2 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

A long-term incentive award is granted annually to our directors and payable upon a director's separation from service. Directors may also elect to defer their quarterly retainers, which may be payable in the form of stock. All stock unit equivalent accounts are credited with dividend equivalents. As of September 30, 2017, there were 137,606 shares outstanding that will be distributed in the future to directors as common stock.

Issuance of restricted stock units awarded to certain officers and select employees may also be deferred.  All stock unit equivalent accounts are credited with dividend equivalents.  As of September 30, 2017, there were 73,478 RSUs which had vested, but issuance of the related stock had been deferred.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

In January 2007, the Environmental Protection Agency (EPA) notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We own a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we own at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad's operations at the site prior to 1980. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). The EPA cleanup was completed in October 2012. On April 4, 2013, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. Our remediation was completed in October 2013. In 2016, the EPA confirmed that Potlatch had completed the cleanup and subsequent monitoring required by the unilateral order. On September 25, 2015, the EPA sent us a letter asserting that the EPA and the Department of Transportation (the current owner of a portion of the adjacent property remediated by the EPA) (DOT) had incurred $9.8 million in unreimbursed response costs associated with the site and that we were liable for such costs. We executed a tolling agreement with the EPA and DOT suspending the statute of limitations on the claim until September 2016 in order to facilitate negotiations of a final settlement and release. In September 2016, the parties agreed to extend the tolling agreement through October 6, 2016. The tolling agreement was further extended through February 22, 2017; in January 2017, the tolling agreement was extended through May 22, 2017; in May 2017 the tolling agreement was extended through September 22, 2017, a further extension to October 23, 2017 was executed in September and an extension to December 31, 2017 was executed in October. Settlement negotiations continue. If settlement efforts prove to be unsuccessful, we believe we have meritorious defenses to this claim and we intend to defend ourselves vigorously. We accrued $0.2 million for this matter in the first quarter of 2016, an additional $0.8 million for this matter in the second quarter of 2016 and an additional $5.0 million in the third quarter of 2017. We have reserved all of our rights to seek reimbursement for the costs of remediation from all parties potentially responsible. We do not expect to make any further accruals in respect of this claim.

NOTE 12. SEGMENT INFORMATION

The following table summarizes information by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Revenues:
Resource	$94,705	$85,822	$202,397	$189,358
Wood Products	116,487	97,620	326,608	271,782
Real Estate	3,282	8,426	25,922	23,946
	214,474	191,868	554,927	485,086
Intersegment Resource revenues[1]	(24,033)	(17,841)	(51,576)	(41,668)
Total consolidated revenues	$190,441	$174,027	$503,351	$443,418

Income (loss) before income taxes:
Resource	$41,796	$33,303	$76,245	$59,182
Wood Products	19,281	10,657	52,670	16,308
Real Estate[2]	1,469	5,885	15,837	(35,469)
Eliminations and adjustments	(3,141)	(1,946)	(1,029)	(1,450)
	59,405	47,899	143,723	38,571
Corporate	(15,612)	(8,905)	(35,248)	(28,733)
Operating income	43,793	38,994	108,475	9,838
Interest expense, net	(7,336)	(7,786)	(19,654)	(22,017)
Income (loss) before income taxes	$36,457	$31,208	$88,821	$(12,179)

Depreciation, depletion and amortization:
Resource	$6,207	$6,456	$14,865	$17,971
Wood Products	1,821	1,837	5,487	5,538
Real Estate	—	—	1	3
	8,028	8,293	20,353	23,512
Corporate	168	187	443	608
Bond discounts and deferred loan fees	369	769	1,112	1,603
Total depreciation, depletion and amortization	$8,565	$9,249	$21,908	$25,723

Basis of real estate sold:
Real Estate	$618	$1,364	$6,474	$7,118
Eliminations and adjustments	(39)	(99)	(123)	(432)
Total basis of real estate sold	$579	$1,265	$6,351	$6,686

[1]	Intersegment revenues are based on prevailing market prices of logs sold by our Resource segment to the Wood Products segment.

[2]	In the second quarter of 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million at a loss of $48.5 million before taxes.

NOTE 13. SUBSEQUENT EVENT

On October 22, 2017, Potlatch and Deltic Timber Corporation (Deltic) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Deltic will merge with and into a wholly-owned subsidiary of Potlatch. The combined company will be named PotlatchDeltic Corporation. Under the terms of the Merger Agreement, Deltic shareholders will receive 1.80 shares of Potlatch common shares for each share of Deltic common stock at the closing date. Deltic owns approximately 530,000 acres of timberland, operates two sawmills and a medium density fiberboard plant and is engaged in real estate development primarily in Arkansas and north Louisiana.

Because the exchange ratio was fixed at the time of the merger agreement and the market value of our common stock will continue to fluctuate, the total value of the consideration exchanged will not be determinable until the closing date. The number of shares to be issued with respect to Deltic stock awards will not be determinable until the closing of the transaction.

We have estimated the total consideration expected to be issued to Deltic shareholders in the merger to be approximately 22 million shares of our common stock based on the 1.80 exchange ratio and the number of shares of Deltic common stock issued and outstanding as of October 20, 2017.

Subsequent to the completion of the transaction, as part of the REIT conversion process, Deltic’s earnings and profits will be distributed to shareholders of the combined company through a dividend consisting of 80% stock and 20% cash.

The merger agreement has been approved by both companies' board of directors. The closing of the merger is subject to approval by the shareholders of Deltic and Potlatch, receipt of certain regulatory approvals and other conditions specified in the merger agreement. The merger is expected to close in the first half of 2018.

In addition, on October 22, 2017, Potlatch’s Board of Directors authorized an increase to the annual dividend from $1.50 per share to $1.60 per share, or $0.40 per share on a quarterly basis, commencing December 29, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, fair value of hedging instruments and swaps, expected return on pension assets, recognition of compensation costs relating to our performance shares and RSUs, expectation of no further accruals relating to the Avery Landing matter, the pending merger with Deltic Timber Corporation (Deltic), the amount of Deltic’s earnings and profits, 2017 capital spending and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	changes in the United States and international economies;
•	changes in interest rates and discount rates;
•	changes in the level of residential and commercial construction and remodeling activity;
•	changes in tariffs, quotas and trade agreements involving wood products;
•	changes in demand for our products;
•	changes in production and production capacity in the forest products industry;
•	competitive pricing pressures for our products;
•	unanticipated manufacturing disruptions;
•	our ability to close the pending merger with Deltic;
•	finalization of the analysis and actions necessary to convert Deltic to a REIT;
•	our ability to successfully realize the expected benefits from the merger with Deltic; and
•	our ability to reach a settlement of the Avery Landing claim.

For a discussion of some of the factors that may affect our business, results and prospects, and a nonexclusive listing of forward-looking statements, refer to “Cautionary Statement Regarding Forward-Looking Information” on page 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The operating results of our Resource, Wood Products and Real Estate business segments have been and will continue to be influenced by a variety of factors, including cyclical fluctuations in the forest products industry, changes in timber prices and in harvest levels from our timberlands, weather conditions, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, changes in lumber prices, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses such as log costs, asset or business acquisitions or dispositions and other factors.

Overview

Increased lumber demand coupled with duties on Canadian exports to the United States and reduced lumber and plywood production due to wildfires in the western United States and Canada pushed lumber prices higher, which contributed to our strong results in our Wood Products and Resource segments.

In the nine months ended September 30, 2017, we purchased approximately $22.0 million of timber and timberlands adjacent to our current operations. In April 2016, we sold approximately 172,000 acres of non-strategic timberlands located in central Idaho for $114 million in our Real Estate segment.

Consolidated Results

The following table sets forth changes in our Consolidated Statements of Income (Loss). Our Business Segment Results provide a more detailed discussion of our segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenues	$190,441	$174,027	9%	$503,351	$443,418	14%
Costs and expenses:
Cost of goods sold	124,971	122,132	2%	349,310	345,324	1%
Selling, general and administrative expenses	14,619	12,901	13%	41,773	38,712	8%
Environmental charges for Avery Landing	4,978	—	*	4,978	1,022	*
Loss (gain) on lumber price swap	2,080	—	*	(1,185)	—	*
Loss on sale of central Idaho timber and timberlands	—	—	*	—	48,522	*
	146,648	135,033	9%	394,876	433,580	(9%)
Operating income	43,793	38,994	12%	108,475	9,838	*
Interest expense, net	(7,336)	(7,786)	(6%)	(19,654)	(22,017)	(11%)
Income (loss) before income taxes	36,457	31,208	17%	88,821	(12,179)	*
Income tax (provision) benefit	(2,757)	(3,562)	(23%)	(13,956)	8,744	*
Net income (loss)	$33,700	$27,646	22%	$74,865	$(3,435)	*

*   Percentage change not meaningful.

Revenues

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Revenues increased $16.4 million primarily due to higher lumber prices and increased lumber shipments. Harvest volumes declined in the third quarter of 2017, compared with 2016, due to wet weather late in the quarter, which contributed to unfavorable hauling conditions in the Northern region. Lower Northern region harvest volumes were more than offset by higher sawlog prices.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Revenues increased $59.9 million primarily due to higher lumber prices and increased lumber shipments. Lower harvest volumes in both regions were more than offset by higher Northern region sawlog prices. Harvest volumes declined in the first nine months of 2017, compared with the same time in 2016 where we experienced a relatively mild winter and dry spring, as well as due to the sale of central Idaho timberlands in the second quarter of 2016.

Cost of goods sold

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Cost of goods sold increased 2% due to higher lumber shipments.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Cost of goods sold increased 1% due to higher lumber shipments, partially offset by lower harvest volumes due to less favorable hauling conditions in 2017 and the sale of central Idaho timberlands in the second quarter of 2016.

Selling, general and administrative expenses

Three months ended September 30, 2017 compared with three months ended September 30, 2016

The 13% increase in selling, general and administrative expenses was the result of higher accrued annual incentive compensation expense and higher workers’ compensation expense. Workers’ compensation expense can fluctuate based on the timing of claims.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

The 8% increase in selling, general and administrative expenses was the result of higher accrued annual incentive compensation expense and workers’ compensation expenses, partially offset by lower pension expense in 2017 resulting from updated mortality tables.

Environmental charges for Avery Landing

During the third quarter of 2017, we accrued $5.0 million related to Avery Landing, compared with $1.0 million recorded in the first half of 2016. See Note 11: Commitments and Contingencies for a more detailed discussion of Avery Landing.

Lumber price swap

In April 2017, we entered into a lumber price swap to fix the price on a total of 36 million board feet (mmbf) of southern yellow pine with an effective date of July 1, 2017 and a termination date of December 31, 2017. Under the contract, beginning in July, cash settlement on 6 mmbf occurs each month. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into income. At June 30, 2017, the estimated fair value of the contract was $3.3 million, which was recognized as an unrealized gain in the Consolidated Statement of Income (Loss). During the third quarter of 2017, we realized $1.0 million in total monthly settlements. At September 30, 2017, the estimated fair value on the remaining term of the contract was $0.2 million, resulting in a $2.1 million change that was reflected as a loss on the lumber price swap in the three months ended September 30, 2017.

See Note 5: Derivative Instruments for a more detailed discussion of the lumber price swap.

Loss on sale of central Idaho timber and timberlands

In April 2016, we sold approximately 172,000 acres of non-strategic timberlands located in central Idaho for $114 million, less selling costs of $2.5 million. This divestiture resulted in a $48.5 million loss before income taxes.

Interest expense, net

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Interest expense decreased due to the 2016 repayment of $42.6 million in Minnesota revenue bonds and the refinancing of $65.7 million in Idaho revenue bonds, as well as the 2017 repayment of $5.0 million of matured borrowings.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Interest expense decreased due to the 2016 repayment of $42.6 million in Minnesota revenue bonds and the refinancing of $65.7 million in Idaho revenue bonds, as well as the 2017 repayment of $5.0 million of matured borrowings.

Income tax provision

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the third quarter of 2017, the income tax provision of $2.8 million was the result of the TRS’s income before income tax of $8.8 million, partially offset by permanent book versus tax differences. For the third quarter of 2016, the income tax provision of $3.6 million was the result of the TRS’s income before income tax of $10.9 million, partially offset by discrete tax items.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

For the first nine months of 2017, the income tax provision of $14.0 million was the result of the TRS’s income before income tax of $40.4 million, partially offset by permanent book versus tax differences. For the first nine months of 2016, the income tax benefit of $8.7 million was the result of the TRS’s loss before income tax of $22.3 million, partially offset by discrete tax items.

Business Segment Results

Resource Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenues[1]	$94,705	$85,822	10%	$202,397	$189,358	7%
Cost of goods sold:
Logging and hauling	37,446	36,600	2%	85,918	86,373	(1%)
Depreciation, depletion and amortization	6,207	6,456	(4%)	14,865	17,971	(17%)
Other	7,337	7,354	—	20,267	20,811	(3%)
	50,990	50,410	1%	121,050	125,155	(3%)
Selling, general and administrative expenses	1,919	2,109	(9%)	5,102	5,021	2%
Operating income	$41,796	$33,303	26%	$76,245	$59,182	29%

Harvest Volumes (in tons)
Northern region
Sawlog	559,580	579,837	(3%)	1,247,610	1,335,264	(7%)
Pulpwood	33,742	62,138	(46%)	121,581	158,996	(24%)
Stumpage	1,434	1,261	14%	12,127	18,529	(35%)
Total	594,756	643,236	(8%)	1,381,318	1,512,789	(9%)

Southern region
Sawlog	290,362	231,677	25%	698,850	592,226	18%
Pulpwood	334,399	325,348	3%	833,565	813,777	2%
Stumpage	14,024	68,228	(79%)	29,480	189,903	(84%)
Total	638,785	625,253	2%	1,561,895	1,595,906	(2%)

Total harvest volume	1,233,541	1,268,489	(3%)	2,943,213	3,108,695	(5%)

Sales Price/Unit ($ per ton)
Northern region[2]
Sawlog	$123	$101	22%	$111	$91	22%
Pulpwood	$38	$42	(10%)	$39	$42	(7%)
Stumpage	$7	$12	(42%)	$13	$13	—

Southern region[2]
Sawlog	$46	$48	(4%)	$42	$43	(2%)
Pulpwood	$30	$31	(3%)	$30	$32	(6%)
Stumpage	$14	$33	(58%)	$14	$25	(44%)

*	Percentage change not meaningful
[1]

Prior to elimination of intersegment fiber revenues of $24.0 million and $17.8 million for the three months ended September 30, 2017 and 2016 and $51.6 million and $41.7 million for the nine months ended September 30, 2017 and 2016, respectively.

[2]

Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Revenues

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Resource segment revenues increased 10% in the third quarter of 2017, compared with the same period last year, primarily due to higher Northern region sawlog prices, which included higher cedar prices. Total harvest volumes decreased 3% due to late quarter unfavorable hauling conditions in the Northern region. While not a reduction in harvest volumes compared with the same time last year, the Southern region was also affected by wet weather caused by hurricane activity. Northern region pulpwood sales were down nearly 50% due to trucking shortages.

Southern sawlog and pulpwood prices decreased 4% and 3%, respectively, due primarily to the oversupply of logs and high pulp mill inventories. While not a primary factor in the third quarter, prices can also fluctuate based on the mix of sawlog size and volume and the mix of hardwood and softwood.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Resource segment revenues increased 7% in the first nine months of 2017, compared with the same period last year, primarily due to higher Northern region sawlog prices, including higher cedar prices and a greater mix of cedar. Total harvest volumes decreased 5% due to a seasonally wet spring in both regions and wet weather late in the third quarter, which contributed to unfavorable hauling conditions in Idaho, compared with more favorable hauling conditions in 2016. The decrease in 2017 volumes was also the result of the sale of central Idaho timberlands in the second quarter of 2016.

Southern sawlog and pulpwood prices decreased 2% and 6%, respectively, due to the oversupply of logs and high pulp mill inventories. While not a primary factor in the first nine months of 2017, prices can also fluctuate based on the mix of sawlog size and volume and the mix of hardwood and softwood.

Cost of Goods Sold

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Decreased harvest volumes resulted in lower depletion and amortization. The 2% increase in logging and hauling was due to a higher proportion of steep-slope logging in the Northern region, compared with the same time last year.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Lower harvest volumes resulted in less logging and hauling and lower depletion and amortization, partially offset by a higher proportion of steep-slope logging and increased costs for spring road repair in the Northern region. Other expenses in 2016 included a higher number of acres fertilized in our Southern region.

Wood Products Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenues	$116,487	$97,620	19%	$326,608	$271,782	20%
Cost of goods sold:[1]
Fiber costs	46,776	42,557	10%	135,380	121,751	11%
Freight, logging and hauling	12,786	12,792	—	37,509	35,963	4%
Manufacturing costs	33,155	32,201	3%	98,569	95,291	3%
Finished goods inventory change	983	(1,854)	*	(687)	(1,640)	(58%)
	93,700	85,696	9%	270,771	251,365	8%
Selling, general and administrative expenses	1,426	1,267	13%	4,352	4,109	6%
Loss (gain) on lumber price swap	2,080	—	*	(1,185)	—	*
Operating income	$19,281	$10,657	81%	$52,670	$16,308	*

Lumber shipments (MBF)	195,296	175,358	11%	552,636	508,179	9%
Lumber sales prices ($ per MBF)	$431	$369	17%	$418	$349	20%

*	Percentage change not meaningful
[1]

Prior to elimination of intersegment fiber costs of $24.0 million and $17.8 million for the three months ended September 30, 2017 and 2016 and $51.6 million and $41.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Revenues

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Revenues increased 19% due to higher lumber shipments and higher lumber sales prices.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Revenues increased 20% due to higher lumber shipments and higher lumber sales prices.

Cost of Goods Sold

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Cost of goods sold fluctuated based on the following factors:

•	Fiber costs increased $4.2 million due to higher production volumes.
•	Freight costs from higher lumber shipments were offset by lower residual hauling costs. Residual hauling costs can fluctuate based on delivery terms.
•	Increased manufacturing costs resulted from higher production volumes.
•	The change in finished goods inventory fluctuates based on a combination of production volume, fiber costs, manufacturing costs and shipments.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Cost of goods sold fluctuated based on the following factors:

•	Fiber costs increased $13.6 million due to higher production volumes.
•	Freight costs increased as a result of higher lumber shipments.
•	Increased manufacturing costs resulted from higher production volumes.
•	The change in finished goods inventory fluctuates based on a combination of production volume, fiber costs, manufacturing costs and shipments.

Lumber price swap - See Consolidated Results and Note 5: Derivative Instruments for a more detailed discussion of the lumber price swap.

Real Estate Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenues	$3,282	$8,426	(61%)	$25,922	$23,946	8%
Cost of goods sold:
Basis of real estate sold	618	1,364	(55%)	6,474	7,118	(9%)
Other	550	546	1%	1,557	1,882	(17%)
	1,168	1,910	(39%)	8,031	9,000	(11%)
Selling, general and administrative expenses	645	631	2%	2,054	1,893	9%
Sale of central Idaho timber and timberlands	—	—	—	—	48,522	*
Operating income (loss)	$1,469	$5,885	(75%)	$15,837	$(35,469)	*

*	Percentage change not meaningful.

	Three Months Ended September 30,
	2017		2016
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	628	$2,278	371	$3,039
Rural real estate	1,207	$1,375	5,708	$1,247
Non-strategic timberland	191	$1,007	213	$842
Total	2,026	$1,620	6,292	$1,339

	Nine Months Ended September 30,
	2017		2016
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	5,956	$2,503	4,807	$2,289
Rural real estate	7,470	$1,395	9,478	$1,280
Non-strategic timberland	574	$1,033	1,010	$797
	14,000	$1,852	15,295	$1,566
Central Idaho timberland	—	$—	171,598	$665
Total	14,000	$1,852	186,893	$739

Three months ended September 30, 2017 compared with three months ended September 30, 2016

During the third quarter of 2017, we sold 2,026 acres, with about 80% of the acres comprised of Minnesota real estate. During the third quarter of 2016, we sold 6,292 acres, which included large rural recreational sales in Minnesota. The average price per acre fluctuates based on both the geographic area of the real estate and product mix.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

During the first nine months of 2017, we sold 14,000 acres, which included a large conservation sale in Alabama. We sold 15,295 acres in the first nine months of 2016, which also included a large conservation sale in Alabama, in addition to the sale of central Idaho timberlands. The average price per acre fluctuates based on both the geographic area of the real estate and product mix.

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

Liquidity and Capital Resources

Overview

As of September 30, 2017, our cash and cash equivalents were $116.8 million, an increase of $34.2 million from December 31, 2016. The increase in cash and cash equivalents was primarily the result of net income, partially offset by cash dividends to stockholders. Long-term debt was reduced $5.0 million and we had no borrowings outstanding under our revolving line of credit.

Net Cash from Operations

Net cash provided from operating activities was $129.3 million for the first nine months of 2017, compared with $74.4 million in the first nine months of 2016. This $54.9 million increase in net cash provided by operating activities was primarily attributable to $53.8 million additional cash received from customers. All of our business segments had increased revenue and income. A more detailed discussion of segment revenues and income is located in our Business Segment Results.

In addition to the increases in customer receipts in 2017 from 2016, cash provided by operating activities included:

•	Cash tax payments of $13.9 million in 2017 compared with a refund of $1.8 million in 2016.
•	Lower log inventory of $3.8 million compared with the same time last year.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $43.2 million for the nine months ended September 30, 2017, compared with $96.1 million provided in 2016.

•

For the nine months ended September 30, 2017, capital expenditures for property, plant and equipment were $9.4 million, timberlands reforestation and roads were $11.6 million and capital expenditures for the acquisition of timber and timberlands were $22.0 million. Total capital spending for 2017 is expected to be $27 million, excluding timber and timberland acquisitions.

•

In 2016, the net proceeds from the sale of central Idaho timber and timberlands were $111.5 million, partially offset by capital expenditures for property, plant and equipment of $4.3 million, timberlands reforestation and roads of $10.4 million and capital expenditures for the acquisition of timber and timberlands of $1.1 million.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $52.0 million and $105.6 million for the nine months ended September 30, 2017 and 2016, respectively.

•	During the first nine months of 2017, net cash used in financing activities was primarily attributable to the $45.7 million of dividends to stockholders and $5.0 million repayment of long term debt.
•	During the first nine months of 2016, net cash used in financing activities was primarily attributable to the following:
o	$77.6 million repayment of borrowings, which consisted of $42.6 million of revenue bonds, the repayment of $30.0 million on our revolving line of credit and $5.0 million of matured medium-term notes;
o	$45.6 million of dividends to stockholders and $6.0 million in the repurchase of common stock,
o	partially offset by $27.5 million in proceeds from the issuance of long-term debt. This additional tranche refinanced $27.5 million of long-term debt that matured in December 2015 and February 2016.

Credit and Term Loan Agreements

As of September 30, 2017, approximately $0.9 million of capacity under our credit agreement was utilized by outstanding letters of credit, resulting in $249.1 million available for additional borrowings.

The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of September 30, 2017:

	Covenant Requirement		Actuals at September 30, 2017
Interest coverage ratio	≥	3.00 to 1.00	6.60
Leverage ratio	≤	40%	23%
Allowable acres that may be sold - credit agreement		480,000	230,351
Allowable acres that may be sold - term loan agreement[1]		480,000	16,059

[1]	The term loan agreement, as amended from the aggregate covenant requirement in February 2016, allows for an exclusion of up to 250,000 acres sold in the fiscal years ending December 31, 2016 and 2017.

The terms of our senior notes limit our ability and the ability of any subsidiary guarantors to enter into restricted transactions, which include the ability to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens. However, such restricted transactions are permitted if the balance of our cumulative Funds Available for Distribution (FAD) and a FAD basket amount provide sufficient funds to cover such restricted payments. At September 30, 2017, our cumulative FAD was $240.6 million and the FAD basket was $90.1 million.

The pending merger with Deltic, as disclosed in Note 13. Subsequent Event is not considered a restricted transaction under any of our borrowing agreements.

Contractual Obligations

There have been no material changes to our contractual obligations in the nine months ended September 30, 2017 outside the ordinary course of business.

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

Quantitative Information about Market Risks

The table below provides information about our outstanding long-term debt, weighted-average interest rates and interest rate swaps as of September 30, 2017. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve.

	EXPECTED MATURITY DATE
(Dollars in thousands)	2017	2018	2019	2020	2021	THEREAFTER	TOTAL	FAIR VALUE
Variable rate debt:
Principal due	$—	$—	$40,000	$40,000	$40,000	$27,500	$147,500	$147,500
Average interest rate			3.38%	3.72%	3.78%	4.29%	3.75%
Fixed rate debt:
Principal due	$6,000	$14,250	$150,000	$6,000	$—	$258,735	$434,985	$451,286
Average interest rate	2.95%	8.88%	7.50%	3.70%		4.13%	5.43%
Interest rate swaps:
Fixed to variable	$—	$14,250	$50,000	$—	$—	$—	$64,250	$(132)
Average pay rate		7.61%	7.56%				7.57%
Average receive rate		8.88%	7.50%				7.81%
Variable to fixed	$—	$—	$—	$—	$—	$27,500	$27,500	$925
Average pay rate						1.73%	1.73%
Average receive rate						2.14%	2.14%

In April 2017, we entered into a commodity swap contract to fix the price on 36 million board feet (mmbf) of southern yellow pine with an effective date of July 1, 2017 and a termination date of December 31, 2017. Under the contract, cash settlement on 6 mmbf occurs monthly.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2017. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of September 30, 2017.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

In the three months ended September 30, 2017, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, except the following:

Our Pending Merger with Deltic Timber Corporation

On October 22, 2017, Potlatch and Deltic entered into a Merger Agreement pursuant to which Deltic will merge with and into a wholly-owned subsidiary of Potlatch (“Merger Sub”) with Merger Sub continuing as the surviving corporation. If the merger is not completed, our businesses may be adversely affected and we may be subject to various risks without realizing any of the benefits of having the merger completed, including the following:

•	We may be required, under certain circumstances, to pay a termination fee of $66 million.
•	We may be required to reimburse Deltic for all reasonable documented out-of-pocket fees, and expenses incurred in connection with the Merger Agreement and the merger.
•	We may experience negative reactions from the financial markets or from our customers, suppliers or employees.
•	We may be subject to litigation related to failure to complete the merger or to enforcement proceedings to perform our obligations under the Merger Agreement.

A delay in completing the merger, which is subject to a number of conditions, some of which are outside our control, may reduce or eliminate the expected benefits from the merger.

The merger is subject to a number of conditions, some of which are beyond our control, that could prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when the conditions will be satisfied. The requirement to obtain certain regulatory approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. A delay in completing the merger could cause the combined company not to realize some or all of the synergies and other benefits that it expects to achieve if the merger is successfully completed within its expected time frame. The Merger Agreement contains certain restrictions on the conduct of our business. If the merger is delayed, these restrictions could adversely affect our ability to execute business strategies or pursue attractive business opportunities. In addition, a delay could cause management to focus on completion of the merger instead of on other opportunities that could be beneficial to the company.

The merger will involve substantial costs, and the combined company may be unable to successfully integrate the businesses of the two companies and realize the anticipated benefits of the merger.

We have incurred and expect to continue to incur substantial costs and expenses relating directly to the merger, including fees and expenses payable to financial and other professional advisors, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. We expect to incur substantial expenses in connection with the integration of the businesses, policies, procedures, operations, employees, technologies and systems of Deltic with those of Potlatch. There are a large number of systems that must be integrated, including management information, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. Expenses related to this integration are by their nature difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the realization of economies of scale and cost savings and synergies related to the integration of the businesses. These integration expenses likely will result in significant charges against earnings following the completion of the merger, but the amount and timing of such charges are uncertain.

The merger involves the combination of two independently operated public companies. The merger will require management to devote significant attention and resources to integrating business practices and operations. The combined company may fail to realize some or all of the anticipated benefits of the merger if the integration process takes longer than expected or is more costly than expected.

Uncertainties associated with the merger may adversely affect our business and operations.

Uncertainties associated with the merger could cause customers, suppliers or other entities with whom we have a business relationship to delay or defer decisions, which could negatively impact our revenues, earnings and cash flows. In addition, customers or suppliers may elect to cease doing business with us or the combined company in anticipation of or following the merger, or seek to take advantage of potential uncertainty or disruption resulting from the merger to interfere with relationships with customers, suppliers or employees.

We are dependent on the valuable experience and industry knowledge of our officers and other employees to execute our business plans and successfully conduct operations. Our success after the merger will depend in part upon our ability to retain key personnel. Current and prospective employees may feel uncertain about their roles following the merger, which may materially adversely affect our ability to attract and retain key personnel.

The market price of our common stock may decline in the future as a result of the merger.

The market price of our common stock may decline in the future as a result of the merger for a number of reasons, including our inability to successfully integrate the two companies or our failure to achieve the perceived benefits of the merger, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts. Failure to successfully integrate the two companies could negatively impact our revenues, earnings and cash flows, and could materially adversely affect our ability to pay dividends at historical levels, or at all.

The combined company may incur adverse tax consequences if either Potlatch or Deltic has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

Potlatch has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code. Deltic is a C Corporation. We intend to operate in a manner that allows us to continue to qualify as a REIT after the merger. However, even if we have operated so as to retain our REIT status, if we are unable to convert Deltic to a REIT status in the taxable year that includes the merger, we will face serious tax consequences that could substantially reduce cash available for distribution to our shareholders and significantly impair our ability to expand our business and raise capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On April 26, 2016, the company announced that its Board of Directors had authorized management to repurchase up to $60 million of common stock over a period of 24 months (the “Repurchase Plan”).

No shares were repurchased during the first nine months of 2017. As of September 30, 2017, the maximum dollar values of shares that may yet be purchased under the plan is approximately $54 million. Transaction costs are not counted against authorized funds under the Repurchase Plan.

We record share repurchases upon trade date, as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been settled. There were no unsettled repurchases as of September 30, 2017.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

(2)*

Agreement and Plan of Merger dated October 22, 2017 between Potlatch Corporation, Portland Merger, LLC and Deltic Timber Corporation, filed as Exhibit (2.1) to the Current Report on Form 8-K filed by the Registrant on October 23, 2017.

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

(101)

The following financial information from Potlatch Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, filed on October 24, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

* Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

		By	/s/ STEPHANIE A. BRADY
Stephanie A. Brady
Controller
(Duly Authorized; Principal Accounting Officer)

Date:	October 24, 2017