Form 10-K
period 2017-12-31
POTLATCH CORP
filed 2018-02-16
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2017, was approximately $1,855.9 million, based on the closing price of $45.70.

As of January 31, 2018, 40,611,991 shares of the registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2018 annual meeting of stockholders expected to be filed with the Commission on or about March 30, 2018 are incorporated by reference in Part III hereof.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding:

•	timber inventory;
•	lumber demand and pricing in North America in 2018;
•	increased North American housing starts and repair and remodel activity;
•	expected improvements in U.S. economic growth due to the 2017 Tax Cuts and Jobs Act;
•	decreased Asian demand for North American lumber;
•	excess log supply in the South;
•	the expected positive effect on timber prices of increased lumber demand and higher lumber prices;
•	expected sawlog prices in 2018;
•	expected 2018 timber harvest of approximately 4.1 million tons;
•	expected sale of 35% of timber volume under log supply agreements in 2018;
•	expected sales of 45,000 acres of higher and better use (HBU) property, 95,000 acres of rural real estate property and 50,000 acres of non-strategic timberland over the next decade or more;
•	funding of our dividends in 2018;
•	compliance with REIT tax rules;
•	Forest Stewardship Council® (FSC®) and Sustainable Forest Initiative® (SFI®) certification of our timberlands;
•	expectations regarding premium prices for FSC®-certified logs and FSC®-certified lumber;
•	realization of deferred tax assets;
•	expected closing of the merger of Potlatch and Deltic;
•	expected issuance of Potlatch stock in connection with the closing of the merger with Deltic;
•	expected merger costs;
•	proposed impact of the merger on Potlatch’s financial results;
•	estimated distribution of Deltic’s accumulated earnings and profits;
•	integration of Deltic’s operations;
•	expected capital expenditures in the first quarter of 2018;
•	expectations regarding funding of our pension plans in 2018 and over the next 7 years;
•	estimated non-qualified pension plan payments in 2018;
•	estimated future benefit payments;
•	estimated future payments under operating leases;
•	estimated long-term rate of return on pension assets and discount rate;
•	estimated future debt payments;
•	expectations regarding the effect of ASU No. 2014-9, ASU No. 2016-02, ASU No. 2016-09 and ASU No. 2016-13; and

•	expected liquidity in 2018 to fund our operations, regular stockholder dividends, capital expenditures and debt service obligations and related matters.

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

Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	changes in timber growth rates;
•	changes in silviculture;
•	timber cruising variables;
•	changes in state forest acts or best management practices;
•	changes in timber harvest levels on our lands;
•	changes in timber prices;
•	changes in timberland values;
•	changes in policy regarding governmental timber sales;
•	changes in the United States and international economies;
•	changes in interest rates and discount rates;
•	changes in exchange rates;
•	changes in requirements for FSC® or SFI® certification;
•	changes in the level of residential and commercial construction and remodeling activity;
•	changes in tariffs, quotas and trade agreements involving wood products;
•	changes in demand for our products;
•	changes in production and production capacity in the forest products industry;
•	competitive pricing pressures for our products;
•	unanticipated manufacturing disruptions;
•	changes in general and industry-specific environmental laws and regulations;
•	unforeseen environmental liabilities or expenditures;
•	weather conditions;
•	changes in raw material and other costs;
•	collectability of amounts owed by customers;
•	changes in federal and state tax laws;
•	the ability to satisfy complex rules in order to remain qualified as a REIT;
•	changes in tax laws that could reduce the benefits associated with REIT status;
•	the company’s ability to consummate the merger with Deltic or satisfy the conditions to the completion of the transaction, including the receipt of stockholder approvals;
•	the company’s ability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger transaction;

•	the possibility that any of the anticipated benefits of the proposed merger will not be realized or will not be realized within the expected time period;
•	the risk that integration of Deltic’s operations with those of Potlatch will be materially delayed or will be more costly or difficult than expected;
•	the failure of the proposed merger to close for any other reason;
•	the effect of the announcement of the merger on customer relationships and operating results (including without limitation, difficulties in maintaining relationships with employees or customers);
•	dilution caused by Potlatch’s issuance of additional shares of its common stock in connection with the merger;
•	the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•	the diversion of management’s time on transaction related issues; and
•	the estimation of Deltic’s accumulated earnings and profits is preliminary and may change with further due diligence.

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

•

Maximizing the value of our timberland real estate. A portion of our acreage is more valuable for recreational purposes or to other timberland or real estate investors. We continually assess the potential uses of our lands and manage them proactively for the highest value. We have identified approximately 14% of our timberlands as having values that are potentially greater than timberland values.

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

•	Wood Products: Our Wood Products segment manufactures and sells lumber, plywood and residual products.
•

Real Estate: Our Real Estate segment consists primarily of sales of real property deemed non-strategic or identified as having higher and better use alternatives. The Real Estate segment engages in real estate sales and limited subdivision activity through Potlatch’s taxable REIT subsidiaries (Potlatch TRS).

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

Pending Merger with Deltic

On October 22, 2017, Potlatch and Deltic Timber Corporation (Deltic) entered into an Agreement and Plan of Merger (Merger Agreement) pursuant to which Deltic will merge with and into a wholly-owned subsidiary of Potlatch (Merger Sub). Deltic owns approximately 530,000 acres of timberland, operates two sawmills and a medium density fiberboard plant and is engaged in real estate development primarily in Arkansas.

The combined company will be named PotlatchDeltic Corporation. Under the terms of the Merger Agreement, Deltic shareholders will receive 1.80 shares of Potlatch common stock for each share of Deltic common stock at the closing date. We have estimated the total consideration expected to be issued to Deltic shareholders in the merger to be approximately 22 million shares of our common stock based on the 1.80 exchange ratio and the number of Deltic shares outstanding. Because the market value of our common stock will continue to fluctuate and the number of shares to be issued with respect to Deltic stock awards will not be determinable until the closing of the transaction, the total value of the consideration exchanged will not be determinable until the closing date.

During 2018, subsequent to the completion of the transaction, as part of the REIT conversion process, Deltic’s earnings and profits, estimated to be $250 million, will be distributed to shareholders of the combined company through a dividend consisting of 80% stock and 20% cash. The closing of the merger is subject to approval by the shareholders of Deltic and Potlatch and other conditions specified in the Merger Agreement. The respective shareholder meetings are scheduled for February 20, 2018, as published in the joint proxy statement/prospectus dated January 18, 2018. If approved by the shareholders at their respective meetings, the merger is expected to close the same day.

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

Timberland Sale. On April 21, 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million. We purchased the property in 2007 and 2008 for the purpose of growing and harvesting timber and selling rural recreational parcels. The sale freed up capital without having to wait for the rural recreational real estate market in central Idaho to recover. Historical earnings generated by the property were positive, but not material.

Ownership. The Resource segment manages approximately 1.4 million acres of timberlands including approximately 19,000 acres under long-term leases. We are the largest private landowner in Idaho. The following table provides additional information about our timberlands.

(Acres in thousands)
Region	State	Description	Acres
Northern region	Idaho	Variety of commercially viable softwood species, such as grand fir, Douglas fir and inland red cedar	629
	Minnesota	Primarily pine, aspen and hardwoods	144
		Total Northern region	773
Southern region	Alabama	Primarily southern yellow pine and hardwoods	94
	Arkansas	Primarily southern yellow pine and hardwoods	410
	Mississippi	Primarily southern yellow pine and hardwoods	97
		Total Southern region	601
		Total	1,374

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

We strive to maximize cash flow while managing our timberlands sustainably over the long-term. From time to time, we may choose, within the parameters of our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for short periods in order to take advantage of strong demand or to adjust to weak demand. To maximize our timberlands' long-term value, we manage them intensively, based upon timber species and local growing conditions. Our harvest plans take into account changing market conditions, are designed to contribute to the growth of the remaining timber and reflect our policy of environmental stewardship. We reforest our acreage in a timely fashion to enhance its long-term value. We employ silvicultural techniques to improve timber growth rates, including vegetation control, fertilization and thinning. In deciding whether to implement any silvicultural practice, we analyze the associated costs and long-term benefits, with the goal of achieving an attractive return over time.

Inventory. At the end of 2017, our estimated standing merchantable timber inventory was 64 million tons, including 35 million tons in the North and 29 million tons in the South. At the end of 2016, our estimated standing merchantable timber inventory was 62 million tons.

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

Detailed harvest information by region and product is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table presents a summary of our total 2017 timber harvest by region.

	Timber Harvested
(Tons in thousands)	Sawlogs	Pulpwood	Stumpage	Total
Northern region	1,712	146	12	1,870
Southern region	933	1,169	41	2,143
Total	2,645	1,315	53	4,013

Based on our current projections, which are based on constant timberland holdings (without including additional timberlands from the pending merger with Deltic) and that take into consideration such factors as market conditions, the ages of our timber stands and recent timberland sales and acquisitions, we expect to harvest approximately 4.1 million tons in 2018.

The Resource segment sells a portion of its logs at market prices to our wood products manufacturing facilities. Intersegment sales to our wood products manufacturing facilities in 2017 were 26% of our total Resource segment revenues. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. The segment’s customers range in size from small operators to multinational corporations. Idaho Forest Group, LLC operates five sawmills in Idaho and represented slightly more than 10% of our consolidated revenues in 2017, 2016 and 2015. The segment competes with owners of timberlands that operate in areas near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States. The segment competes principally on the basis of distance to market, price, log quality and customer service.

In 2017, approximately 35% of our harvest volumes were sold under log supply agreements. We expect approximately the same amount to be sold under log supply agreements in 2018. In general, our log supply agreements require a specified volume of timber to be delivered to defined customer facilities at prices that are adjusted periodically to reflect market conditions. Prices in our Northern region contracts are adjusted periodically by species to prevailing market prices for logs, lumber, wood chips and other residuals. Prices in our Southern region contracts are adjusted every three months based on prevailing market prices for logs. Currently, our log supply agreements are in place for one to five years.

Other. Our timberlands include a wide diversity of softwood and hardwood species and are certified to either the SFI® or FSC® standards. We adhere to principles that include commitments to sustainable forestry, responsible practices, forest health and productivity and protection of special sites. We are generally able to realize price premiums for pulpwood from our FSC®-certified lands.

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

Wood Products Segment

Our Wood Products segment manufactures and sells lumber, plywood and residual products at five mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold through our sales department to end users, retailers or wholesalers for nationwide distribution primarily for use in home building, repair and remodeling, industrial products and other construction activity.

A description of our wood products manufacturing facilities, which are all owned by us, together with their respective 2017 capacities and actual production, are as follows:

	Annual Capacity[1,2]	Production[2]
Sawmills:
Warren, Arkansas	220 MMBF	207 MMBF
St. Maries, Idaho	185 MMBF	195 MMBF
Gwinn, Michigan	185 MMBF	186 MMBF
Bemidji, Minnesota	140 MMBF	147 MMBF
Plywood Mill:
St. Maries, Idaho	150 MMSF	162 MMSF

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

The principal raw material used is logs, which are obtained from our Resource segment or purchased on the open market. We generally do not maintain long-term supply contracts for a significant volume of logs. During 2017, 2016 and 2015, 39%, 34% and 33% of our log purchases, respectively, were provided by our Resource segment.

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

We have identified approximately 190,000 acres of non-core timberland real estate. This includes approximately 45,000 acres of HBU property, 50,000 acres of non-strategic timberland and 95,000 acres of rural recreational real estate property. Sales of these lands are expected to occur over a decade or more.

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

Geographic Areas

All of our timberlands, wood products manufacturing facilities and other real estate assets are located within the continental United States. In 2017, 2016 and 2015, less than 1% of our Wood Products' segment revenues were derived from sales of manufactured wood products outside of the United States, primarily to Canada and Mexico. The remainder of our revenues were from domestic sales.

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

At this time, we believe that federal and state laws and regulations related to the protection of endangered species and air and water quality will not have a material adverse effect on our financial position, results of operations or liquidity. We anticipate, however, increasingly strict laws and regulations relating to the environment, natural resources and forestry operations, as well as increased social concern over environmental issues, may result in additional restrictions on us, leading to increased costs, additional capital expenditures and reduced operating flexibility.

Information regarding potentially material environmental proceedings is included in Note 16: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in this report and incorporated herein by reference.

Employees

As of December 31, 2017, we had 963 employees. The workforce consisted of 229 salaried, 702 hourly and 32 temporary or part-time employees. As of December 31, 2017, 18% of the workforce was covered under a collective bargaining agreement, which expires in 2020.

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

Our board of directors, in its sole discretion, determines the actual amount of dividends to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use and future acquisitions and dispositions. For a description of debt covenants that could limit our ability to pay dividends to stockholders in the future, see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Consequently, the level of future dividends to our stockholders may fluctuate and any reduction in the dividend rate may adversely affect our stock price.

The cyclical nature of our business could adversely affect our results of operations.

The financial performance of our operations is affected by the cyclical nature of our business. The markets for timber, manufactured wood products and real estate are influenced by a variety of factors beyond our control. The demand for our timber and manufactured wood products is affected by the level of new residential construction, home repair and remodeling and commercial and industrial building activity, which are subject to fluctuations due to changes in economic conditions, interest rates, credit availability, population growth, weather conditions and other factors. The demand for logs is also affected by the demand for wood chips in the pulp and paper markets. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices. Historical prices for our manufactured wood products have been volatile and we have limited direct influence over the timing and extent of price changes for our manufactured wood products. The demand for real estate can be affected by changes in factors such as interest rates, credit availability and economic conditions, as well as by the impact of federal, state and local land use and environmental protection laws.

All of our timberlands are located in Alabama, Arkansas, Idaho, Minnesota and Mississippi. As a result, we may be susceptible to adverse economic and other developments in these regions, including industry slowdowns, business layoffs or downsizing, relocations of businesses, changes in demographics, increases in real estate and other taxes and increased regulation, any of which could have a material adverse effect on us.

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

Timber prices are affected by changes in demand on a local, national or international level. The closure of a mill in the regions where we own timber can have a material adverse effect on demand and therefore pricing. As the demand for paper nationwide continues to decline, closures of pulp mills have adversely affected the demand for pulpwood and wood chips in certain of the regions in which we operate. Also, demand in other parts of the world may affect timber prices in the markets in which we compete. For example, although we do not sell into the Asian markets, Asian demand has affected supply in North American markets. A recent decrease in Asian demand has had a negative impact on lumber and timber prices in the North American markets.

Timber prices are also affected by changes in timber availability at the local, national and international level. Our timberland ownership is currently concentrated in Alabama, Arkansas, Idaho, Minnesota and Mississippi. In Alabama, Arkansas, Minnesota and Mississippi, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in lower harvest levels, causing short-term decreases in supply that have tended to moderate price decreases. In the South, timber growth rates have exceeded harvests during the past decade, which have led to an oversupply of timber in the region, which in turn has reduced prices. In Idaho, where a greater proportion of timberland is government-owned, any substantial increase in timber harvesting from government-owned land could significantly reduce timber prices, which would harm our results of operations. For more than 20 years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the U.S. forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government-owned land could have a material adverse effect on our results of operations and cash flows.

On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local timberland owners, as well as occasionally high timber salvage efforts due to events such as unusual pest infestations or fires.

Our wood products are commodities that are widely available from other producers.

Because commodity products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand and competition from substitute products. Prices for our products are affected by many factors outside of our control and we have no influence over the timing and extent of price changes, which often are volatile. Our profitability with respect to these products depends, in part, on managing our costs, particularly raw material and energy costs, which represent significant components of our operating costs and can fluctuate based upon factors beyond our control.

The wood products industry is highly competitive.

The markets for our wood products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Our wood products are subject to competition from wood products manufacturers in the United States and Canada. After years of trade disputes over Canadian softwood lumber imports, the United States and Canada signed a Softwood Lumber Agreement in 2006, which expired in October 2015. The agreement established a system of tiered taxes and volume restrictions relating to Canadian lumber imports to the United States. Following expiration of the softwood lumber agreement, imports of Canadian lumber to the United States at lower prices increased, depressing U.S. lumber prices. On November 25, 2016, the U.S. lumber industry filed a petition seeking countervailing (CVD) and anti-dumping (AD) duties on Canadian lumber imports with the U.S. Department of Commerce. Final rulings on injury and CVD and

AD duties went into effect on December 28, 2017. The combined CVD and AD duty to be paid by most Canadian exporters was established at 20.23%. The Canadians have commenced proceedings with the NAFTA appeals panel and the World Trade Organization appealing the imposition of the duties. In addition, the governments of the United States and Canada continue to state publicly their intention to reach a negotiated settlement of these trade cases. Even if an agreement is successfully negotiated, there can be no assurance that it will at all times, or at any time, effectively create a fair trade environment. Additional information regarding the expiration of the Softwood Lumber Agreement is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition, our wood products manufacturing facilities are relatively capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our wood products competitors may currently be lower-cost producers than we are, or may benefit from weak currencies relative to the U.S. dollar and accordingly these competitors may be less adversely affected than we are by price decreases. Wood products also are subject to significant competition from a variety of substitute products, including non-wood and engineered wood products. To the extent there is a significant increase in competitive pressure from substitute products or other domestic or foreign suppliers, our business could be adversely affected.

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

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including unscheduled maintenance outages, prolonged power failures, equipment failures, raw material shortages, cyber-attacks, labor difficulties, disruptions in the transportation infrastructure, such as roads, bridges, railroad tracks and tunnels, fire, ice storms, floods, windstorms, tornadoes, hurricanes or other catastrophes, terrorism or threats of terrorism, governmental regulations and other operational problems.

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

Our business depends on the availability of logging contractors and providers of transportation of wood products and is materially affected by the cost and availability of these service providers. Therefore, increases in the cost of fuel could negatively impact our financial results by increasing the cost associated with logging activities and transportation services and could also result in an overall reduction in the availability of these services. Truck driver shortages could negatively impact our financial results by reducing the volume of delivered wood products.

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

Our manufacturing operations are subject to stringent environmental laws, regulations and permits covering air emissions, wastewater discharge, water usage and waste handling and disposal that govern how we operate our facilities. These laws, regulations and permits, now and in the future, may restrict our current production and limit our ability to increase production and impose significant costs on our operations with respect to environmental compliance. Overall, it is expected that environmental compliance costs will likely increase over time as environmental requirements become more stringent and as the expectations of the communities in which we operate become more demanding.

Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) impose strict, and under certain circumstances joint and several, liability on responsible parties, including current and former owners and operators of contaminated sites, for costs of investigation and remediation of contamination. They also impose liability for related damages to natural resources. We have in the past been identified by the Environmental Protection Agency (EPA) as a potentially responsible party under CERCLA at various locations and we are currently identified as a potentially responsible party in connection with one of our properties. Additional information regarding this matter is included in Note 16: Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this report and that information is incorporated herein by reference. It is possible that other facilities we own or operate, or formerly owned or operated, or timberlands we now own or acquire, could also become subject to liabilities under these laws. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect our financial results. Although we believe we have appropriate amounts accrued for the investigation and remediation of known matters, there can be no assurance that actual expenditures will not exceed our expectations and that amounts accrued will not be increased or that other unknown liabilities will not be discovered in the future.

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

We have qualified defined benefit pension plans that cover the majority of our employees. The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the expected rate of return on plan assets and the discount rate applied to pension plan obligations. Pension plan assets primarily consist of equity and fixed income investments; therefore, fluctuations in actual equity market returns and changes in long-term interest rates may result in increased pension costs in future periods. Changes in assumptions regarding discount rates and expected rates of return on plan assets could also increase future pension costs. Changes in any of these factors may significantly impact future contribution requirements. For additional information regarding this matter see Note 12: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements and Liquidity and Capital Resources and Critical Accounting Policies and Estimates included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We depend on external sources of capital for future growth.

Our ability to finance growth is dependent to a significant degree on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including a decline in general market conditions, decreased market liquidity, a downgrade to our public debt rating, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividends. For additional details, see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us and the failure to obtain necessary capital could materially adversely affect our future growth.

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.

As of December 31, 2017, approximately 18% of our workforce was covered by a collective bargaining agreement, which expires in 2020. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.

A security failure of our information technology infrastructure could impact our ability to operate our businesses effectively, adversely affect our reported financial results, impact our reputation and expose us to potential liability or litigation.

We use information systems to carry out our operational activities and maintain our business records. Some systems are internally managed, and some are maintained by third-party service providers. We and our service providers employ what we believe are adequate security measures. Our ability to conduct business could be materially and adversely affected if these systems or resources are compromised, damaged or fail. This could be a result of a cyber incident, natural disaster, hardware or software corruption, failure or error, service provider error or failure, intentional or unintentional personnel actions or other disruption.

In the ordinary course of our business, we collect and store small amounts of sensitive data, including personally identifiable information. If this data is compromised, destroyed or inappropriately disclosed, it could have a material adverse effect, including damage to our reputation, loss of customers, significant expenses to address and resolve the issues, or litigation or other proceedings by affected individuals, business partners and/or regulators.

Risks Related to Our Indebtedness

Our indebtedness could materially adversely affect our ability to generate sufficient cash to pay dividends to stockholders and fulfill our debt obligations, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

Our debt requires interest and principal payments. As of December 31, 2017, we had long-term debt of $576.5 million, including $14.3 million due in the first quarter of 2018. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our indebtedness could intensify.

Our indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness or to pay dividends to our stockholders. Our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for stockholders. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

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

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading could limit our access to the credit markets, increase our cost of financing and have an adverse effect on the market price of our securities. For additional detail on our credit ratings see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REIT and Tax-Related Risks

If we fail to remain qualified as a REIT, income from our timberlands will be subject to taxation at regular corporate rates and we will have reduced cash available for dividends to our stockholders.

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations, including satisfaction of certain asset, income, organizational, dividend, stockholder ownership and other requirements, on an ongoing basis. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we will remain qualified as a REIT.

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

Any such corporate tax liability could be substantial and would reduce the amount of cash available for dividends to our stockholders, which in turn could have an adverse impact on the value of our common stock. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we are entitled to relief under certain statutory provisions. As a result, net income and the cash available for dividends to our stockholders could be reduced for at least five years, which would have an adverse impact on the value of our common stock.

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

Accordingly, the manufacture and sale of wood products, certain types of timberland sales and the harvest and sale of logs are conducted through Potlatch TRS because such activities generate non-qualifying REIT income and could constitute “prohibited transactions” if such activities were engaged in directly by the REIT. In general, prohibited transactions are defined by the Internal Revenue Code to be sales or other dispositions of property held primarily for sale to customers in the ordinary course of a trade or business.

By conducting our business in this manner, we believe we will satisfy the REIT requirements of the Internal Revenue Code and thus avoid the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to Potlatch TRS. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur, which would adversely affect our cash flow and impair our ability to pay quarterly dividends.

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

We may not have sufficient future taxable income to realize all our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which our temporary differences are deductible as governed by the Internal Revenue Code. On December 22, 2017, the H.R. 1, Tax Cut and Jobs Act was enacted that decreased the top corporate tax rate from 35% to 21%. As a result, the value of our deferred tax assets was reduced by $10.7 million. The amount of our deferred tax assets could be reduced in the near term if future taxable income does not materialize or management is unable to implement one or more strategies that it has identified to generate taxable income. See Note 15: Income Taxes in the Notes to Consolidated Financial Statements contained in this report for additional information about our deferred tax assets.

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

Risks Related to Our Merger with Deltic

Our merger with Deltic may not be completed on the terms currently contemplated, or at all.

The Company, Merger Sub and Deltic entered into the Merger Agreement pursuant to which Deltic will merge with and into Merger Sub, with Merger Sub continuing as the surviving corporation.  If the merger is not completed, our businesses may be adversely affected and we may be subject to various risks without realizing any of the benefits of having the merger completed, including the following:

•	We may be required, under certain circumstances, to pay a termination fee of $66 million;
•	We may experience negative reactions from the financial markets or from our customers, suppliers or employees; and
•	We may be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement.

Any delay in completing the merger, which is subject to a number of conditions, some of which are outside of our control, may reduce or eliminate the expected benefits from the transaction.

The merger is subject to required stockholder approvals, which may prevent, delay or otherwise materially adversely affect its completion. The requirements for obtaining the required stockholder approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. In addition, several putative class action lawsuits relating to the merger have been filed and additional lawsuits may be filed, which could delay completion of the merger. We intend to vigorously defend the litigation but we cannot predict the outcome. Any delay in completing the merger could cause us not to realize some or all of the synergies and other benefits that we expect to achieve if the merger is successfully completed within its expected time frame. The Merger Agreement contains certain restrictions on the conduct of our business. If the merger is delayed, these restrictions could adversely affect our ability to execute business strategies or pursue attractive business opportunities. In addition, a delay could cause our management to focus on completion of the merger instead of on other opportunities that could be beneficial to the company.

The merger will involve substantial costs.

We have incurred and expect to continue to incur substantial costs and expenses relating directly to the merger including fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, HSR filing fees, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. We also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs, employment-related costs and costs related to the special distribution. There are a large number of systems that must be integrated, including management information, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. Expenses related to this integration are by their nature difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the realization of economies of scale and cost savings and synergies related to the integration of the businesses. These integration expenses likely will result in significant charges against earnings following the completion of the merger, but the amount and timing of such charges are uncertain.

We may be unable to integrate successfully the businesses of Potlatch and Deltic and realize the anticipated benefits of the merger.

The merger involves the combination of two independently operated public companies. The merger will require management to devote significant attention and resources to integrating business practices and operations. The combined company may fail to realize some or all of the anticipated benefits of the merger if the integration process takes longer than expected or is more costly than expected. Potential difficulties the combined company may encounter in the integration process include the following:

•

the inability to successfully combine the businesses of Potlatch and Deltic in a manner that permits the combined company to achieve the cost savings and synergies anticipated to result from the merger, which would result in the anticipated benefits of the merger not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with the combined company;
•	complexities associated with managing the combined businesses;
•	integrating personnel from the two companies;
•	creation of uniform standards, controls, procedures, policies and information systems;
•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger; and
•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

Uncertainties associated with the merger may cause a loss of management personnel and other key employees of Potlatch or Deltic which could adversely affect the future business and operations of the combined company following the merger.

Potlatch and Deltic are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans and conduct operations. The combined company’s success after the merger will depend in part upon its ability to retain key management personnel and other key employees of Potlatch and Deltic. Current and prospective employees of Potlatch and Deltic may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect the ability of each of Potlatch and Deltic to attract and retain key personnel during the pendency of the merger. Accordingly, no assurance can be given that the combined company will be able to retain key management personnel and other key employees of Potlatch and Deltic.

Uncertainty due to the pendency of the merger could adversely affect the business and operations of Potlatch or Deltic.

In connection with the pendency of the merger, some customers, suppliers or other entities with whom Potlatch or Deltic have a business relationship may delay or defer decisions, which could negatively impact revenues, earnings and cash flows of Potlatch or Deltic, as well as the market price of shares of Potlatch common stock regardless of whether the merger is completed. In addition, customers or suppliers may cease doing business with Potlatch, Deltic or the combined company in anticipation of or following the merger or may change the terms and conditions upon which they are willing to continue to do business. In addition, current or prospective competitors of Potlatch, Deltic or the combined company may seek to take advantage of potential uncertainty or disruption resulting from the merger to interfere with relationships with customers, suppliers or employees.

Potlatch’s future results will suffer if the combined company does not effectively manage its expanded operations following the merger.

Following the merger, the size of the business of the combined company will increase significantly beyond the current size of either Potlatch’s or Deltic’s current businesses. In addition, the combined company may continue to expand its operations through additional acquisitions or other strategic transactions. Potlatch’s future success depends, in part, upon its ability to manage its expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected economies of scale, synergies and other benefits currently anticipated from the merger or anticipated from any additional acquisitions or strategic transactions.

The market price of shares of Potlatch common stock may decline in the future as a result of the merger.

The market price of shares of Potlatch common stock may decline in the future as a result of the merger for a number of reasons, including the unsuccessful integration of Potlatch and Deltic or the failure of Potlatch to achieve the perceived benefits of the merger, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts.

The merger may not be accretive and may cause dilution to Potlatch’s cash available for distribution per share, which may negatively affect the market price of shares of Potlatch common stock.

The merger is expected to deliver accretion to Potlatch’s cash available for distribution per share in the first full year after the merger, including cost synergies and excluding integration and restructuring activities. This expectation is based on preliminary estimates which may materially change, including the currently expected timing of the merger. Potlatch could also encounter additional transaction-related costs or other factors such as a delay in the closing of the merger or the failure to realize all of the benefits anticipated in the merger. Any of these factors could cause dilution to Potlatch’s cash available for distribution per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the market price of shares of Potlatch common stock.

The combined company may incur adverse tax consequences as a result of Deltic’s status as a non-REIT “C corporation” for U.S. federal income tax purposes.

Because Deltic is not a REIT for U.S. federal income tax purposes, Potlatch and its stockholders will face the following adverse tax consequences as a result of the merger:

•	Potlatch will generally inherit any corporate income tax liabilities of Deltic, including penalties and interest;
•

Potlatch will be subject to regular corporate-level tax on the built-in gain in each asset of Deltic existing at the time of the merger if Potlatch were to dispose of a Deltic asset during the five-year period following the merger; and

•

Potlatch will be required to pay one or more special distributions to eliminate any earnings and profits accumulated by Deltic, which distributions will be taxable and are expected in substantial part to be paid in Potlatch stock and thus may cause a stockholder receiving such distributions to incur a tax liability that exceeds the cash received by such stockholder.

As a result of these factors, Deltic’s status as a non-REIT “C corporation” could reduce Potlatch’s cash available for distribution to stockholders or impair its ability after the merger to expand its business and raise capital, could materially adversely affect the value of shares of Potlatch’s common stock, and could have other adverse effects for Potlatch and its stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Information on our locations and facilities is included in Part I - Item 1. Business under each of the respective segment headers.

ITEM 3.  LEGAL PROCEEDINGS

Other than the environmental proceedings described in Note 16: Commitments and Contingencies in the Notes to Consolidated Financial Statements, which is incorporated herein by reference, we believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select Market (NASDAQ). The quarterly high and low sales price per share of our common stock and the quarterly cash dividend payments per share for 2017 and 2016 were as follows:

	2017			2016
Quarter	High	Low	Cash Dividends	High	Low	Cash Dividends
1st	$46.00	$39.05	$0.375	$32.00	$24.01	$0.375
2nd	$48.85	$43.15	$0.375	$35.94	$31.06	$0.375
3rd	$51.40	$43.85	$0.375	$39.91	$33.01	$0.375
4th	$56.35	$47.80	$0.40	$44.00	$36.35	$0.375

There were approximately 984 stockholders of record at January 31, 2018.

Our board of directors, in its sole discretion, determines the actual amount of dividends to be paid to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use, future acquisitions and dispositions, tax considerations, borrowing capacity and debt covenant restrictions. Consequently, the level of dividends paid to our stockholders may fluctuate and any reduction in the dividend rate may adversely affect our stock price.

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

ISSUER PURCHASES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2016, our board of directors authorized management to repurchase up to $60 million of common stock over a period of 24 months (the Repurchase Plan).

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

No repurchase transactions occurred in 2017. We repurchased 169,625 shares of common stock for $6.0 million (including transaction costs) in 2016. Transaction costs are not counted against authorized funds under the Repurchase Plan. All purchases were made in open-market transactions.

We record share purchases upon trade date, as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been settled. There were no unsettled repurchases as of December 31, 2017 and 2016.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about securities authorized for issuance under our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1] (a)	Weighted-average exercise price of outstanding options, warrants and rights[2] (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	814,668	$—	373,968
Equity compensation plans not approved by security holders	—	—	—
Total	814,668	$—	373,968

[1]

The number of performance shares issued, as a percentage of the amount subject to the performance share award, could range from 0% to 200%. The number of performance shares to be issued is based on 181% of vested and unvested shares, which was 504,753. Also included are 93,910 RSUs and 216,005 deferred compensation stock equivalent units.

[2]	Performance shares and RSUs do not have exercise prices and are therefore not included in the weighted-average exercise price calculation.

Company Stock Price Performance

The following graph and table show a five year comparison of cumulative total stockholder returns for our company, the NAREIT Equity Index, the Standard & Poor’s 500 Composite Index and a group of five companies that we refer to as our Peer Group for the period ended December 31, 2017. The total stockholder return assumes $100 invested at December 31, 2012, with quarterly reinvestment of all dividends.

	At December 31,
	2013	2014	2015	2016	2017
Potlatch Corporation	$110	$114	$86	$123	$152
NAREIT Equity Index	$102	$133	$138	$149	$157
S&P 500 Composite	$132	$151	$153	$171	$208
2017 Peer Group[1]	$106	$117	$104	$115	$137

[1]

Our peer group companies are Deltic Timber Corp., Rayonier Inc., St. Joe Co., Universal Forest Products Inc. and Weyerhaeuser Co. Returns are weighted based on market capitalizations as of the beginning of each year.

The performance graph above is being furnished solely to accompany this Report pursuant to Item 201(e) of Regulation S-K and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation in such filing.

ITEM 6.  SELECTED FINANCIAL DATA

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

(Dollars in thousands - except per share amounts)	2017	2016	2015	2014	2013
Revenues	$678,595	$599,099	$575,336	$606,950	$570,289
Net income[1]	$86,453	$10,938	$31,714	$89,910	$70,581

Total assets[1,2]	$953,079	$927,681	$1,016,612	$1,031,746	$677,202
Long-term debt (including current portion)[1,2]	$573,319	$583,988	$603,881	$625,668	$316,764
Total stockholders’ equity	$200,542	$156,274	$203,736	$225,066	$204,148

Capital expenditures:[3]
Property, plant and equipment	$12,855	$5,866	$18,987	$13,261	$10,280
Timberlands reforestation and roads	15,207	13,422	13,745	10,971	12,313
Total capital expenditures	$28,062	$19,288	$32,732	$24,232	$22,593

Net income per share:
Basic	$2.12	$0.27	$0.78	$2.21	$1.74
Diluted	$2.10	$0.27	$0.77	$2.20	$1.73
Dividends per share	$1.525	$1.50	$1.50	$1.425	$1.28
Weighted-average shares outstanding (in thousands):
Basic	40,824	40,798	40,842	40,749	40,503
Diluted	41,227	41,033	40,988	40,894	40,709

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

[3]	Excludes the acquisition of timber and timberlands.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with Part I - Item 1. Business and Item 8. Financial Statements and Supplementary Data.

Our business is organized into three reporting segments: Resource, Wood Products and Real Estate. Sales between segments are recorded as intersegment revenues based on prevailing market prices. Approximately one-fourth of the Resource segment’s sales have been to Wood Products. Our other segments generally do not generate intersegment revenues.

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

Overview

Summary of 2017

With over half of our total revenues indexed to lumber, increased lumber sale prices contributed to strong results for 2017. We also benefited from higher cedar prices and a greater mix of cedar. Our lumber mills continued to have improved lumber recovery and better grade yield. Production increased almost 50 MMBF to set a new company record. The Real Estate segment continued to sell non-core timberlands at margins in excess of 60%.

Higher lumber prices for 2017 were affected by several factors, including:

•	Restricted production in Canada due to forest fires;
•	Hurricanes in the South affecting logistics;
•	Uncertainty in the Canadian softwood lumber case (final duties went into effect on December 28, 2017);
•	Strong U.S. markets for home repair and remodel and commercial and industrial buildings; and
•	A continued rise in U.S. housing starts.

In 2018, we expect continued strength in lumber prices resulting from the following factors:

•	A continued increase in U.S. housing starts and a strong U.S. home improvement market, including rebuild and repairs from 2017’s hurricanes and wildfires; and
•	Expected U.S. economic growth resulting from the December 22, 2017 Tax Cuts and Jobs Act, including strengthening employment and higher disposable incomes.

Summary of 2016

During 2016, all three of our business segments contributed to our positive results. The Resource segment achieved planned harvest volumes despite challenging weather conditions. The capital projects completed in 2015 at each of our lumber mills resulted in improved lumber recovery, better grade yield and increased production. The Real Estate segment sold approximately 172,000 acres of non-strategic timberlands located in central Idaho for $114 million and closed three large conservation sales during the year.

Summary of 2015

During 2015, the Resource and Wood Products segment results were affected by lower lumber prices resulting from excess supply in the United States. Lumber demand decreased in early 2015 due to adverse weather in the eastern part of the United States, which slowed housing starts, while a mild winter in the western part of the United States did not limit timber harvesting, which provided for strong log and lumber production volumes. A decrease in lumber exported by Canada to China, coupled with a weak Canadian dollar relative to the U.S. dollar, resulted in higher Canadian lumber sales into the United States.

In addition, during 2015, we completed large capital projects at each of our lumber mills. These capital projects resulted in lower production volumes in 2015 due to down time taken during installation.

Softwood Lumber Agreement

After years of trade disputes over Canadian softwood lumber imports, the United States and Canada signed a Softwood Lumber Agreement in 2006, which expired in October 2015. The agreement established a system of tiered taxes and volume restrictions relating to Canadian lumber imports to the United States. Following expiration of the softwood lumber agreement, imports of Canadian lumber to the United States at lower prices increased, depressing U.S. lumber prices. On November 25, 2016, the U.S. lumber industry filed a petition seeking countervailing (CVD) and anti-dumping (AD) duties on Canadian lumber imports with the U.S. Department of Commerce. Final rulings on injury and CVD and AD duties went into effect on December 28, 2017. The combined CVD and AD duty to be paid by most Canadian exporters was established at 20.23%. The Canadians have commenced proceedings with the NAFTA appeals panel and the World Trade Organization appealing the imposition of the duties. In addition, the governments of the United States and Canada continue to state publicly their intention to reach a negotiated settlement of these trade cases.

Pending merger with Deltic

On October 22, 2017, Potlatch, Merger Sub and Deltic entered into a Merger Agreement pursuant to which Deltic will merge with and into Merger Sub. Information regarding the pending merger with Deltic is included in Part I - Item 1. Business - General. The merger is expected to close on February 20, 2018.

CONSOLIDATED RESULTS

The following table sets forth year-over-year changes in items included in our Consolidated Statements of Income. Our Business Segment Results provide a more detailed discussion of our segments.

				2017	2016
				vs.	vs.
(Dollars in thousands)	2017	2016	2015	2016	2015
Revenues	$678,595	$599,099	$575,336	13%	4%
Costs and expenses:
Cost of goods sold	470,365	462,304	470,037	2%	(2%)
Selling, general and administrative expenses	55,408	51,697	46,392	7%	11%
Environmental charges for Avery Landing	4,978	1,022	—	*	*
Deltic merger-related costs	3,409	—	—	*	*
Gain on lumber price swap	(1,088)	—	—	*	*
Loss on sale of central Idaho timber and timberlands	—	48,522	—	*	*
	533,072	563,545	516,429	(5%)	9%
Operating income	145,523	35,554	58,907	*	(40%)
Interest expense, net	(27,049)	(28,941)	(32,761)	(7%)	(12%)
Income before income taxes	118,474	6,613	26,146	*	(75%)
Income tax (provision) benefit	(32,021)	4,325	5,568	*	(22%)
Net income	$86,453	$10,938	$31,714	*	(66%)

*	Percentage change not meaningful.

Revenues

2017 compared with 2016

Revenues increased $79.5 million, or 13%, due to 21% higher lumber sale prices and a 7% increase in lumber shipments, partially offset by a 5% decrease in harvest volumes. We sold 5,536 less acres, resulting in a 6% reduction in Real Estate revenue.

2016 compared with 2015

Revenues increased $23.8 million, or 4%, due to a 10% increase in lumber shipments, a 2% increase in lumber sales prices and 7,155 more acres sold. These increases were partially offset by a decrease in harvest volumes due to the sale of central Idaho timberlands.

Cost of goods sold

2017 compared with 2016

Cost of goods sold increased 2% due to higher fiber and manufacturing costs due to increased manufacturing volumes, partially offset by a decrease in the average land basis of real estate sold due to geographic mix.

2016 compared with 2015

Cost of goods sold decreased 2% due to lower log and haul and depletion on reduced harvest volumes, partially offset by an increase in the average land basis of real estate sold due to geographic mix.

Selling, general and administrative expenses

2017 compared with 2016

The increase of $3.7 million in selling, general and administrative expenses included higher annual cash incentive expense due to strong results and higher worker’s compensation expense, partially offset by lower pension expense resulting from updated mortality tables. Approximately 70% of selling, general and administrative expenses are considered Corporate, and not allocated to the segments.

2016 compared with 2015

The increase in selling, general and administrative expenses was a combination of annual cash incentive expense, which was absent in 2015, and higher pension expense resulting from lower discount rates as compared with the prior year.

Other

Environmental charges for Avery Landing

During 2017, we accrued $5.0 million related to Avery Landing, compared with $1.0 million in 2016. See Note 16: Commitments and Contingencies for a more detailed discussion of Avery Landing.

Deltic merger-related costs

During 2017, we incurred costs directly attributable to the pending merger with Deltic include investment banking, legal, accounting, filing and appraisal fees, as well as other costs related to the pending merger.

Gain on lumber price swap

In April 2017, we entered into a lumber price swap to fix the price on a total of 36 million board feet of southern yellow pine with an effective date of July 1, 2017 and a termination date of December 31, 2017. Under the contract, beginning in July, cash settlements on 6 MMBF occurred monthly. We recognized $1.1 million in cash settlements on this swap over its term.

See Note 10: Derivative Instruments for a more detailed discussion of the lumber price swap.

Income taxes

Income taxes are typically due to income or loss from Potlatch TRS. The TRS had income before tax of $59.5 million for 2017 and a loss before income tax of $14.0 million and $14.2 million for 2016 and 2015, respectively.

On December 22, 2017, the H.R. 1, Tax Cuts and Jobs Act was enacted that decreased the U.S. corporate tax rate from 35% to 21%, repealed the domestic production deduction and altered taxation of executive compensation and employer provided benefits, as well as other changes. The TRS remeasured deferred tax assets and liabilities at the reduced tax rate, resulting in a $10.7 million charge to the provision.

BUSINESS SEGMENT RESULTS

Resource Segment

				2017	2016
	For the Years Ended December 31,			vs.	vs.
(Dollars in thousands)	2017	2016	2015	2016	2015
Revenues[1]	$278,199	$256,163	$263,875	9%	(3%)
Cost of goods sold:
Logging and hauling	117,827	117,583	126,085	—	(7%)
Depreciation, depletion and amortization	20,476	24,090	28,583	(15%)	(16%)
Other	27,121	26,086	26,289	4%	(1%)
	165,424	167,759	180,957	(1%)	(7%)
Selling, general and administrative expenses[2]	6,670	6,486	6,568	3%	(1%)
Operating income	$106,105	$81,918	$76,350	30%	7%

Harvest Volumes (in tons)
Northern region
Sawlog	1,711,588	1,809,288	1,992,965	(5%)	(9%)
Pulpwood	146,402	194,414	194,902	(25%)	—
Stumpage	12,127	18,592	23,574	(35%)	(21%)
Total	1,870,117	2,022,294	2,211,441	(8%)	(9%)

Southern region
Sawlog	933,228	853,377	736,333	9%	16%
Pulpwood	1,168,225	1,115,647	1,127,561	5%	(1%)
Stumpage	41,151	244,201	321,172	(83%)	(24%)
Total	2,142,604	2,213,225	2,185,066	(3%)	1%

Total harvest volume	4,012,721	4,235,519	4,396,507	(5%)	(4%)

Sales Price/Unit ($ per ton)
Northern region[3]
Sawlog	$111	$90	$87	23%	3%
Pulpwood	$38	$42	$42	(10%)	—
Stumpage	$13	$13	$9	—	44%

Southern region[3]
Sawlog	$44	$44	$43	—	2%
Pulpwood	$30	$32	$33	(6%)	(3%)
Stumpage	$14	$26	$19	(46%)	37%

[1]	Prior to elimination of intersegment fiber revenues of $71.4 million, $57.1 million and $53.7 million in 2017, 2016 and 2015, respectively.
[2]	A portion of depreciation expense is included in selling, general and administrative expenses.
[3]

Sawlog and pulpwood sale prices are on a delivered basis, which include contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Revenues

2017 compared with 2016

Resource segment revenues increased 9% due to strong sawlog prices in the Northern region, partially offset by lower harvest volumes in both regions.

Northern region sawlog prices increased 23% due to indexed lumber prices, higher cedar pricing and a greater mix of cedar. The decrease in 2017 Northern region sawlog volumes was primarily the result of the sale of central Idaho timberlands in the second quarter of 2016. Northern region pulpwood sales were down 25% due to trucking shortages.

Scheduled harvest volumes of sawlogs and pulpwood in the Southern region increased 9% and 5%, respectively. A higher mix of hardwood sawlogs offset lower prices for pine sawlogs. Pulpwood prices decreased 6% due to high pulp mill inventories.  Stumpage prices fluctuated based on the mix of pulpwood and sawlog volume.

2016 compared with 2015

Revenues decreased 3% due to a 4% reduction in harvest volumes that resulted from the sale of central Idaho timberlands in the second quarter of 2016. Central Idaho represented 5% of harvest volumes in 2015.

Excluding central Idaho, the Northern region’s harvest volumes were relatively flat, consistent with planned harvest volumes. Higher Northern region sawlog prices were the result of a 10% increase in cedar prices and an increase in cedar mix.

Harvest volumes in our Southern region were also relatively flat, with a shift to a higher proportion of delivered sawlog sales and fewer stumpage sales. Sawlog prices increased due to a slight lift in hardwood prices. Pulpwood prices declined for both hardwood and pine due to full pulp mill inventories.

Cost of Goods Sold

2017 compared with 2016

Logging and hauling expense was flat due to higher delivered harvest volumes in the Southern region offset by lower harvest volumes in the Northern region. Stumpage sales do not include logging and hauling. A 15% decrease in depreciation, depletion and amortization expense was the result of a 5% decrease in harvest volumes and lower harvest volumes on leased acres. Leased acres are primarily located in Alabama and the related timber has a higher cost basis.

2016 compared with 2015

The decrease in harvest volumes resulted in lower logging, hauling and depletion expense. Lower diesel prices resulted in slightly lower hauling rates.

Wood Products Segment

				2017	2016
	For the Years Ended December 31,			vs.	vs.
(Dollars in thousands)	2017	2016	2015	2016	2015
Revenues	$441,157	$367,426	$336,214	20%	9%
Cost of goods sold[1]:
Fiber costs	182,090	165,585	163,985	10%	1%
Freight, logging and hauling	50,929	48,410	42,661	5%	13%
Manufacturing costs	132,486	127,086	127,998	4%	(1%)
Finished goods inventory change	(1,159)	(3,654)	1,548	*	*
	364,346	337,427	336,192	8%	—
Selling, general and administrative expenses	5,733	5,412	5,257	6%	3%
Gain on lumber price swap	(1,088)	—	—	*	*
Operating income (loss)	$72,166	$24,587	$(5,235)	*	*

Lumber shipments (MBF)[2]	736,667	688,229	626,630	7%	10%
Lumber sales prices ($ per MBF)[2]	$425	$352	$346	21%	2%

[1]	Prior to elimination of intersegment fiber costs of $71.4 million, $57.1 million and $53.7 million in 2017, 2016 and 2015, respectively.
[2]	MBF stands for thousand board feet.
*	Percentage change not meaningful.

Revenues

2017 compared with 2016

Revenues increased $73.7 million due to higher lumber sales realization and a 7% increase in lumber shipments.

2016 compared with 2015

Revenues increased $31.2 million due to higher lumber shipments and slightly improved lumber sales prices. Lumber shipments in 2015 were impacted by mill down time for the completion of capital projects and downtime taken at certain mills near year end to balance supply and demand. The increase in lumber prices included the impact of a higher percentage of premium grade lumber resulting from the 2015 capital projects.

Cost of Goods Sold

2017 compared with 2016

Cost of goods sold increased due to the following factors:

•	Fiber costs increased 10% due to elevated production volumes and higher per unit log costs, particularly in Idaho where sawlog prices are indexed to lumber prices.
•	Freight costs increased as a result of higher lumber shipments.
•	Manufacturing costs, such as wages, repairs and maintenance, increased 4% due to higher production volumes.
•	Finished goods inventory fluctuates based on a combination of production volume, fiber costs, manufacturing costs and shipments.

2016 compared with 2015

Cost of goods sold fluctuated due to the following factors:

•

Fiber costs increased $1.6 million, or 1%. Increased use of fiber due to higher production volume was substantially offset by lower per unit log costs in most of our mills, as well as increased lumber recovery.

•

Freight costs increased as a result of residual hauling costs that were previously the responsibility of the customer. These costs were $5.2 million and were billed to the customer and included in revenue. Higher lumber shipments also increased freight costs.

•

Manufacturing costs declined 1% in 2016. The increased cost associated with higher production volume in 2016 was more than offset by lower maintenance expense. We also had 11 days of downtime at our St. Maries, Idaho sawmill in the first quarter of 2016 due to log shortages resulting from an unseasonably warm winter that caused unfavorable hauling conditions.

•	Finished goods inventory fluctuates based on a combination of production volume, fiber costs, manufacturing costs and shipments.

Real Estate Segment

				2017	2016
	For the Years Ended December 31,			vs.	vs.
(Dollars in thousands)	2017	2016	2015	2016	2015
Revenues	$30,655	$32,604	$28,989	(6%)	12%
Cost of goods sold:
Basis of real estate sold	7,114	8,518	7,394	(16%)	15%
Other	2,182	2,490	2,519	(12%)	(1%)
	9,296	11,008	9,913	(16%)	11%
Selling, general and administrative expenses	2,783	2,569	2,227	8%	15%
Loss on sale of central Idaho timber and timberlands	—	48,522	—	*	*
Operating income (loss)	$18,576	$(29,495)	$16,849	*	*

*	Percentage change not meaningful

	2017		2016		2015
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	6,440	$2,505	5,267	$2,338	4,599	$3,340
Rural real estate	9,993	$1,394	12,911	$1,246	9,036	$1,329
Non-strategic timberland	574	$1,033	4,365	$963	1,753	$900
	17,007	$1,803	22,543	$1,446	15,388	$1,881
Central Idaho timberland	—	$—	171,598	$665	—	$—
Total	17,007	$1,803	194,141	$756	15,388	$1,881

2017 compared with 2016

During 2017, we sold 17,007 acres, which included a large conservation sale in Alabama. In 2016, we sold 22,543 acres, which also included a large conservation sale in Alabama, in addition to the sale of central Idaho timberlands. The average price per acre fluctuates based on both the geographic area of the real estate and the product mix.

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

2016 compared with 2015

Excluding the sale of central Idaho, we sold 7,155 more acres in 2016, compared with 2015, at a lower weighted average sales price. The average sales price per acre was higher in 2015 largely due to the sale of two commercial real estate sites included in HBU, as well as geographic mix.

Liquidity and Capital Resources

Overview

Higher lumber prices contributed to higher revenues and net income resulting in an increase in cash and cash equivalents of $37.9 million for the year ended December 31, 2017. We also increased the quarterly dividend from $0.375 per share to $0.40 per share beginning in the fourth quarter of 2017. Investing activities in 2017 included capital projects at our lumber mills and the acquisition of timber and timberlands.

Cash Flows from Operating Activities

2017 compared with 2016

Net cash provided by operating activities was $162.7 million in 2017, compared with $102.1 million in 2016. The increase of $60.6 million was primarily the result of the following:

•

Cash received from customers increased $86.8 million, primarily due to higher lumber sale prices and increased lumber shipments in 2017 over 2016. A more detailed discussion of revenues is included in Business Segment Results.

•	Cash paid for interest decreased $1.9 million due to reductions in long-term debt.

The following partially offset the increases in 2017:

•

Income tax payments were $15.8 million in 2017, compared with tax refunds of $8.1 million in 2016. As a result of the loss on sale of central Idaho timberlands in the second quarter of 2016, we received a $5.5 million tax refund. In addition, during 2016 we received $2.1 million from estimated tax payments made in 2015 and $0.5 million from the carryback of certain tax credits.

•	Cash contributions to our qualified pension plans were $4.0 million higher in 2017.

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

•

Net cash inflows related to income taxes were $8.1 million in 2016, compared with outflows of $1.6 million in 2015. As a result of the loss on sale of central Idaho timberlands in the second quarter of 2016, we received a $5.5 million tax refund. In addition, during 2016 we received $2.1 million from estimated tax payments made in 2015 and $0.5 million from the carryback of certain tax credits.

•	Cash paid for interest decreased $1.6 million due to reductions in long-term debt.

The following partially offset the increases in 2016:

•	Cash paid to employees and suppliers increased $5.8 million primarily due to costs for freight, logging and hauling attributable to the 10% increase in lumber shipments.
•	Cash contributions to our qualified pension plans were $1.3 million in 2016. We did not make a qualified pension plan contribution in 2015.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $50.0 million in 2017, compared with net cash provided by investing activities of $93.4 million in 2016 and $33.6 million used by investing activities in 2015.

•	In 2017, we used $28.1 million for capital expenditures and $22.0 million for the acquisition of timber and timberlands.
•	In 2016, the net proceeds from the sale of central Idaho timber and timberlands were $111.5 million, partially offset by $19.3 million used for capital expenditures.

•

In 2015, we used $32.7 million for capital expenditures and $10.2 million for the acquisition of timber and timberlands, partially offset by $7.0 million provided by short-term investments. During 2015, we completed large capital projects at each of our lumber mills.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $74.8 million in 2017, $120.8 million in 2016 and $56.5 million in 2015.

•	Net cash used in financing activities in 2017 was primarily attributable to $11.0 million in long-term debt repayments and $61.9 million of dividends to stockholders.
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

Future Cash Requirements

Due to the pending merger with Deltic, in December 2017, our Board of Directors approved a partial-year budget. We anticipate we will spend $9 million for capital expenditures through the first quarter of 2018. Our capital spending will primarily be related to reforestation expenditures, logging road construction and general replacement and improvement projects in our wood products manufacturing facilities. A full-year post-merger budget is expected to be approved by our Board of Directors in mid-February 2018.

We expect to close the merger with Deltic on February 20, 2018 and issue approximately 22 million shares of our common stock. To complete the conversion of Deltic to a REIT, we will also pay a special dividend in the fourth quarter, estimated to be $250 million consisting of $50 million in cash and the remainder in stock. During 2018, we expect to pay approximately $30 million in non-recurring costs directly attributable to the merger, including investment banking, legal, accounting, filing and appraisal fees, as well as termination costs related to duplicate executive and non-executive employees.

In the first quarter of 2018, we repaid $14.3 million in maturing medium-term notes.

Minimum required contributions to defined benefit plans were temporarily reduced for plan years 2013 through approximately 2021 as a result of the Bipartisan Budget Act of 2015 (BBA 2015), which extended the Highway and Transportation Funding Act (HAFTA) of 2014 and Moving Ahead for Progress in the 21st Century Act (MAP-21). For us, this pension relief reduced required contributions to zero through the 2016 plan year. Declining pension plan interest rates have reduced the effectiveness of the relief. In 2018, without considering the post-merger impact of Deltic, we expect to make minimum funding contribution to our qualified pension plans totaling $10.1 million. From 2019 to 2025, we expect to make minimum funding contributions totaling $41 million, with no additional minimum funding contributions required subsequent to 2025. As a result of 2017’s actual return on plan assets, expected minimum funding requirements decreased from previous estimates.

We expect to fund a majority of our 2018 annual cash dividends using the cash flows from our REIT-qualifying timberland operations and from cash and cash equivalents on hand. While maintaining compliance with the limits imposed by our REIT status, we may also utilize cash dividends from Potlatch TRS to fund our cash dividends. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Potlatch TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from Potlatch TRS and may impact our ability to fund dividends to stockholders using cash flows from Potlatch TRS.

Sources of Financing

Credit Agreement

On August 12, 2014, we entered into an amended and restated credit agreement with an expiration date of February 12, 2020. This credit agreement provided for a revolving line of credit with an initial aggregate principal amount not to exceed $250 million, which may be increased by up to an additional $250 million, subject to certain conditions and agreement of the lenders. It also included a sublimit of $40 million for the issuance of standby letters of credit and a sublimit of $15 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. At December 31, 2017, there were no borrowings outstanding under the revolving line of credit and approximately $0.9 million of the letter of credit subfacility was being used to support outstanding standby letters of credit. Available borrowing capacity as of December 31, 2017 was $249.1 million.

On February 14, 2018, we entered into a second amended and restated credit agreement (the Amended Credit Agreement) with an expiration date of April 14, 2023. The Amended Credit Agreement increases our revolving line of credit to $380 million, which may be increased by up to an additional $420 million. It also includes a sublimit of $75 million for the issuance of standby letters of credit and a sublimit of $25 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Pricing is consistent with the 2014 amended and restated credit agreement. The interest coverage ratio and leverage ratio financial covenants are unchanged. The limitation on timberland acre sales was eliminated.

Upon closing of the merger with Deltic, we intend to repay their outstanding borrowings under their revolving credit agreement of approximately $100 million utilizing this Amended Credit Agreement, with the intention of refinancing such borrowings utilizing our term loan agreement. We also intend to assume approximately $29.7 million of Deltic obligations under a letter of credit agreement relating to Union County, Arkansas Industrial Development Revenue Bonds and $100 million of Deltic term loans.

We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

The Amended Credit Agreement contains certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The Amended Credit Agreement also contains financial maintenance covenants including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. We will be permitted to pay dividends to our stockholders under the terms of the Amended Credit Agreement so long as we expect to remain in compliance with the financial maintenance covenants.

Term Loans

In December 2014, we entered into an amended and restated term loan agreement. The amended term loan agreement provided additional term loan facilities of $310 million to fund the acquisition of timberlands in Alabama and Mississippi. In February 2016, an additional tranche was added to refinance $27.5 million of long-term debt that matured in December 2015 and February 2016. A $6.0 million tranche matured and was repaid in December 2017. The amended term loan agreement totaling $343.5 million contains covenants similar to the 2014 amended and restated credit agreement.

Senior Notes

In 2009, we sold $150 million aggregate principal amount of 7.5% senior notes. The terms of these notes limit our ability and the ability of any subsidiary guarantors, to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens. Dividends and the repurchase of our capital stock, are permitted as follows:

•

We may use 100% of our Funds Available for Distribution (FAD), for the period January 1, 2010 through the end of the quarter preceding the payment date, less cumulative restricted payments previously made from FAD during that period, to make restricted payments. Our cumulative FAD less our dividends paid was $237.4 million as of December 31, 2017.

•

If our cumulative FAD, less cumulative restricted payments previously made from FAD, is insufficient to cover a restricted payment, then we are permitted to make payments from a basket amount, which was approximately $90.1 million as of December 31, 2017.

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

Financial Covenants

The table below sets forth the financial covenants in the 2014 amended and restated credit agreement and term loan agreement and our status with respect to these covenants as of December 31, 2017:

	Covenant Requirement		Actual At December 31, 2017
Interest Coverage Ratio	≥	3.00 to 1.00	6.86
Leverage Ratio	≤	40%	23%
Allowable acres that may be sold[1]		480,000

[1]

Acres sold under the credit and term loan agreements were 233,358 and 16,059, respectively, as of December 31, 2017.  The term loan agreement allows for an exclusion of up to 250,000 acres sold in the fiscal years ending December 31, 2016 and December 31, 2017. The Amended Credit Agreement eliminates the limitation on timberland acre sales.

The Interest Coverage Ratio is EBITDDA, which is defined as net income adjusted for interest expense, income taxes, depreciation, depletion and amortization, the basis of real estate sold and non-cash equity compensation expense, divided by interest expense for the same period.

The Leverage Ratio is our Total Funded Indebtedness divided by our Total Asset Value. Our Total Funded Indebtedness consists of our long-term debt, including any current portion of long-term debt, revolving line of credit borrowings, plus the total amount outstanding under the letter of credit subfacility. Our Total Asset Value, per the 2014 amended and restated credit agreement and term loan agreement, is defined as the value of our timberlands, the book basis of our wood products manufacturing facilities, cash and cash equivalents and the cash value of our company-owned life insurance (COLI). The book basis of our Wood Products manufacturing facilities and the cash value of our COLI are each limited to 5% of Total Asset Value.

The definition of our Total Asset Value under the Amended Credit Agreement has been revised to increase the limit on the book basis of our Wood Products manufacturing facilities from 5% to 10%.  In addition, Total Asset Value now includes the book basis of Construction In Progress (limited to 10% of Total Asset Value) and a Pro Rata Share of Investment Affiliates (limited to 15% of Total Asset Value). Construction in Progress means, as of any date, (a) the construction of a new operating facility or (b) an expansion with greater than $10 million of capital expenditures to an existing facility. Investment Affiliate means any person in which any member of the Consolidated Parties, directly or indirectly, has an ownership interest, whose financial results are not consolidated into our financial statements. The inclusion of cash and cash equivalents and the limitation on the cash value of our COLI remain the same.

Tax Reform

As a REIT, we generally are not subject to federal and state corporate income taxes on income from investments in real estate that we distribute to our shareholders. We are required to pay federal and state corporate income taxes on income from our non-real estate investments which are held in taxable REIT subsidiaries (TRS). These activities are principally comprised of our wood products manufacturing operations and certain real estate investments held for sale. As discussed in Business Results, the Tax Cuts and Jobs Act decreased the U.S. corporate tax rate from 35% to 21%. Had the new tax rules been in place during 2017, our income tax expense would have been $5.4 million lower.

Dividends to Shareholders

The following table summarizes the historical tax characteristics of dividends to shareholders for the years ended December 31:

(Amounts per share)	2017	2016	2015
Capital gain dividends	$1.525	$1.50	$1.28
Non-taxable return of capital	—	—	0.22
Total dividends	$1.525	$1.50	$1.50

In October 2017, concurrent with the announcement of the Deltic merger, our Board of Directors declared a dividend of $0.40 per share for the fourth quarter of 2017, which was a 7% increase relative to the prior quarterly dividend of $0.375 per share.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. In October 2017, Moody’s changed the outlook of our debt rating of 'Ba1' from Stable to Rating Under Review for Upgrade, following our announcement of the Deltic merger. Also in October, Standard & Poors updated their outlook related to our BB+ rating on our debt from Stable to Positive.

Off-Balance Sheet Arrangements

We had no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K as of December 31, 2017 and December 31, 2016 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
(Dollars in thousands)	Total	Within 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Long-term debt[1]	$576,485	$14,250	$236,000	$83,000	$243,235
Interest on long-term debt[2]	93,533	24,247	33,838	20,425	15,023
Operating leases[3]	14,387	4,570	6,180	2,645	992
Purchase obligations[4]	21,893	12,426	3,815	5,652	—
Other long-term liabilities[5]	18,225	15,740	682	682	1,121
Total	$724,523	$71,233	$280,515	$112,404	$260,371

[1]	See Note 9: Debt in the Notes to Consolidated Financial Statements.
[2]

Amounts presented for interest payments assume that all long-term debt outstanding as of December 31, 2017 will remain outstanding until maturity and interest rates on variable rate debt in effect as of December 31, 2017 will remain in effect until maturity. Estimated cash flows related to interest rate swaps are also included in this category.

[3]	See Note 16: Commitments and Contingencies in the Notes to Consolidated Financial Statements.
[4]

Purchase obligations primarily include open purchase orders for goods or services that are legally binding on us and that specify fixed or minimum quantities to be purchased. Purchase obligations exclude arrangements that we can cancel without penalty. We have not included the termination fee that would be payable by Potlatch in the event Potlatch terminates the Merger Agreement, as disclosed in Note 2: Pending Merger with Deltic in the Notes to Consolidated Financial Statements.

[5]

Other long-term liabilities consist of certain employee-related obligations. We estimate that we will make qualified and non-qualified pension plan and other postretirement employee benefit plan payments of $15.4 million in 2018. Due to the uncertainty of payment timing and amounts, we have not included estimated payments for pension and post retirement funding beyond 2018, Idaho cost share roads, deferred compensation and unrecognized tax benefits.

Critical Accounting Policies and Estimates

Our accompanying Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies and estimates, which are both very important to the portrayal of our financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates.

Timber and timberlands. We record depletion expense as timber is harvested by applying depletion rates to the volume of timber harvested. We establish depletion rates annually by dividing the cost of merchantable timber by estimated merchantable timber volume. Our estimate of merchantable timber volume does not include anticipated future growth. The estimated merchantable timber volume is updated at least annually to reflect increases due to the reclassification of pre-production timber to merchantable timber when it meets defined diameter specifications, the acquisition of additional merchantable timber, decreases due to timber harvests and land sales and changes resulting from other factors, such as environmental or casualty losses. Our estimates of merchantable timber volume are subject to judgments that could significantly affect volume estimates and the use of different assumptions for volume estimates could have a significant effect upon amounts reported in our Consolidated Financial Statements. A decrease in the estimated merchantable timber volume, all other assumptions remaining the same, would increase depletion expense. A 5% decrease in the estimated merchantable timber for all depletion pools would increase 2017 depletion expense by approximately $1 million. For a further discussion of our accounting policies for timber and timberlands, see Note 1: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

Contingent liabilities. We are subject to lawsuits, investigations and other claims related to environmental, product and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. We record contingent liabilities when it becomes probable that we will have to make payments and the amount of loss can be reasonably estimated. Assessing probability and estimating losses requires analysis of multiple factors, including historical experience, judgments about the potential actions of third-party claimants and courts and recommendations of legal counsel. In addition to contingent liabilities recorded for probable losses, we disclose contingent liabilities when there is a reasonable possibility that an ultimate loss may occur.

Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges. These exposures and proceedings can be significant, and the ultimate negative outcomes could be material to our financial position, operating results or cash flow in any given quarter or year. See Note 16: Commitments and Contingencies in the Notes to Consolidated Financial Statements for more information.

Pension and postretirement employee benefits. The determination of net periodic pension and postretirement benefit expense, funded status and the requirements for funding our pension plans are based on a number of actuarial assumptions that require judgment. Different assumptions would change the net periodic pension and postretirement benefit expense and the funded status of the benefit plans. For a discussion of our accounting policies, assumptions and sensitivity of such assumptions, see Note 12: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

See new accounting pronouncements in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure on financial instruments includes interest rate risk on our bank credit facility, term loans and interest rate swap agreements. All market risk sensitive instruments were entered into for purposes other than trading purposes. We do not attempt to hedge our exposure to interest rate risk for our cash equivalents.

The interest rates applied to borrowings under our credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments. There were no borrowings under our credit facility at December 31, 2017.

We are exposed to interest rate risk through our variable rate debt instruments. At December 31, 2017, we had four separate interest rate swaps with notional amounts totaling $41.8 million. We have three fair value interest rate swaps, which convert interest payments with fixed rates of 8.88% and 8.89% to a variable rate of 3-month LIBOR plus a spread of 6.17%. Our fair value swaps terminate at various dates in the first quarter of 2018. We have one cash flow hedge, which converts a variable rate debt instrument of 2.15% plus 3-month LIBOR to a fixed rate of 3.88% and terminates in February 2026. See Note 10: Derivative Instruments in the Notes to Consolidated Financial Statements for additional information.

Quantitative Information about Market Risks

The following table summarizes our outstanding debt, interest rate swaps and average interest rates as of December 31, 2017:

	Expected Maturity Date
(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Variable rate debt:
Principal due	$—	$40,000	$40,000	$40,000	$—	$27,500	$147,500	$147,501
Average interest rate		3.75%	4.08%	4.13%		4.55%	4.09%
Fixed rate debt:
Principal due	$14,250	$150,000	$6,000	$—	$43,000	$215,735	$428,985	$440,978
Average interest rate	8.88%	7.50%	3.70%		4.60%	4.04%	5.46%
Interest rate swaps:
Fixed to variable	$14,250	$—	$—	$—	$—	$—	$14,250	$13
Average pay rate	8.46%						8.46%
Average receive rate	8.88%						8.88%
Variable to fixed	$—	$—	$—	$—	$—	$27,500	$27,500	$1,156
Average pay rate						1.73%	1.73%
Average receive rate						2.40%	2.40%

A hypothetical increase or decrease of 50 and 100 basis points (BPS) related to our interest rate swap agreements would have the following effects on fair value:

		Interest Rate Swap Agreements - Fair Value[1]
(Dollars in thousands)	Notional Amount	Current	+50 BPS	+100 BPS	-50 BPS	-100 BPS
Maturing in:
2018	$14,250	$24	$24	$24	$24	$24
2026	27,500	1,167	2,108	3,009	185	(842)
Total	$41,750	$1,191	$2,132	$3,033	$209	$(818)

[1]	Fair value for this table is calculated on a termination value basis. Accrued interest is included and a credit value adjustment, which is used for GAAP purposes, is excluded.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Potlatch Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Potlatch Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1952.

/s/ KPMG LLP

Seattle, Washington

February 16, 2018

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Revenues	$678,595	$599,099	$575,336
Costs and expenses:
Cost of goods sold	470,365	462,304	470,037
Selling, general and administrative expenses	55,408	51,697	46,392
Environmental charges for Avery Landing	4,978	1,022	—
Deltic merger-related costs	3,409	—	—
Gain on lumber price swap	(1,088)	—	—
Loss on sale of central Idaho timber and timberlands	—	48,522	—
	533,072	563,545	516,429
Operating income	145,523	35,554	58,907
Interest expense, net	(27,049)	(28,941)	(32,761)
Income before income taxes	118,474	6,613	26,146
Income tax (provision) benefit	(32,021)	4,325	5,568
Net income	$86,453	$10,938	$31,714

Net income per share:
Basic	$2.12	$0.27	$0.78
Diluted	$2.10	$0.27	$0.77
Dividends per share	$1.525	$1.50	$1.50
Weighted-average shares outstanding (in thousands)
Basic	40,824	40,798	40,842
Diluted	41,227	41,033	40,988

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$86,453	$10,938	$31,714
Other comprehensive income, net of tax:
Pension and other postretirement employee benefits:
Net gain (loss) arising during the period, net of tax expense (benefit) of $3,990, $(1,826) and $(1,913)	11,355	(2,857)	(2,990)
Amortization of actuarial loss included in net periodic cost, net of tax expense of $6,248, $7,042 and $7,794	9,773	11,014	12,190
Amortization of prior service credit included in net periodic cost, net of tax benefit of $(3,350), $(3,260) and $(3,396)	(5,239)	(5,099)	(5,311)
Cash flow hedge, net of tax of $3, $448, and $-	4	701	—
Other comprehensive income, net of tax	15,893	3,759	3,889
Comprehensive income	$102,346	$14,697	$35,603

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	At December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$120,457	$82,584
Customer receivables, net of allowance for doubtful accounts of $260 and $510	11,240	14,842
Inventories	50,132	52,622
Other current assets	11,478	13,597
Total current assets	193,307	163,645
Property, plant and equipment, net	77,229	72,820
Timber and timberlands, net	654,476	641,856
Deferred tax assets, net	19,796	42,051
Other long-term assets	8,271	7,309
Total assets	$953,079	$927,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,263	$11,032
Accounts payable and accrued liabilities	55,201	43,710
Current portion of pension and other postretirement employee benefits	5,334	5,839
Total current liabilities	74,798	60,581
Long-term debt	559,056	572,956
Pension and other postretirement employee benefits	103,524	123,284
Other long-term obligations	15,159	14,586
Total liabilities	752,537	771,407
Commitments and contingencies
Stockholders’ equity:
Preferred stock, authorized 4,000,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000,000 shares, issued 40,611,991 and 40,519,351 shares	40,612	40,519
Additional paid-in capital	359,144	355,274
Accumulated deficit	(104,363)	(128,775)
Accumulated other comprehensive loss	(94,851)	(110,744)
Total stockholders’ equity	200,542	156,274
Total liabilities and stockholders' equity	$953,079	$927,681

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,453	$10,938	$31,714
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	29,912	34,190	38,105
Basis of real estate sold	6,827	8,011	7,012
Change in deferred taxes	15,364	1,853	(5,696)
Pension and other postretirement employee benefits	13,151	15,661	15,122
Equity-based compensation expense	4,722	4,390	4,758
Loss on sale of central Idaho timber and timberlands	—	48,522	—
Other, net	(1,872)	(1,198)	(2,046)
Change in:
Receivables	3,602	(3,712)	(3,864)
Inventories	2,490	(17,460)	(3,672)
Other assets	(15)	(473)	898
Accounts payable and accrued liabilities	11,591	7,232	267
Other liabilities	(4,291)	(4,537)	(8,584)
Funding of qualified pension plans	(5,275)	(1,300)	—
Net cash from operating activities	162,659	102,117	74,014

CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments	—	—	6,995
Transfer from company owned life insurance (COLI)	1,278	6,384	1,492
Transfer to COLI	(1,324)	(3,967)	—
Purchase of property, plant and equipment	(12,855)	(5,866)	(18,987)
Timberlands reforestation and roads	(15,207)	(13,422)	(13,745)
Acquisition of timber and timberlands	(22,043)	(1,244)	(10,230)
Net proceeds from sale of central Idaho timber and timberlands	—	111,460	—
Other, net	131	6	886
Net cash from investing activities	(50,020)	93,351	(33,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(61,931)	(60,842)	(61,017)
Repurchase of common stock	—	(5,956)	—
Revolving line of credit (repayment) borrowings	—	(30,000)	30,000
Repayment of long-term debt	(11,000)	(113,335)	(22,500)
Proceeds from issuance of long-term debt	—	93,235	—
Other, net	(1,835)	(3,911)	(3,000)
Net cash from financing activities	(74,766)	(120,809)	(56,517)
Change in cash and cash equivalents	37,873	74,659	(16,092)
Cash and cash equivalents at beginning of year	82,584	7,925	24,017
Cash and cash equivalents at end of year	$120,457	$82,584	$7,925

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$26,125	$28,051	$29,676
Income taxes, net	$15,845	$(8,081)	$1,576

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2014	40,605,179	$40,605	$346,441	$(43,588)	$(118,392)	$225,066
Performance shares and restricted stock units	75,534	76	3,406	(92)	—	3,390
Net income	—	—	—	31,714	—	31,714
Director deferred stock awards	—	—	701	—	—	701
Pension plans and OPEB obligations	—	—	—	—	3,889	3,889
Transfer of assets from REIT to subsidiary	—	—	(7)	—	—	(7)
Common dividends, $1.50 per share	—	—	—	(61,017)	—	(61,017)
Balance, December 31, 2015	40,680,713	$40,681	$350,541	$(72,983)	$(114,503)	$203,736
Performance shares and restricted stock units	8,263	8	4,065	(102)	—	3,971
Net income	—	—	—	10,938	—	10,938
Director deferred stock awards	—	—	668	—	—	668
Pension plans and OPEB obligations	—	—	—	—	3,058	3,058
Repurchase of common stock	(169,625)	(170)	—	(5,786)	—	(5,956)
Cash flow hedge	—	—	—	—	701	701
Common dividends, $1.50 per share	—	—	—	(60,842)	—	(60,842)
Balance, December 31, 2016	40,519,351	$40,519	$355,274	$(128,775)	$(110,744)	$156,274
Performance shares and restricted stock units	92,640	93	3,452	(110)	—	3,435
Net income	—	—	—	86,453	—	86,453
Director deferred stock awards	—	—	418	—	—	418
Pension plans and OPEB obligations	—	—	—	—	15,889	15,889
Cash flow hedge	—	—	—	—	4	4
Common dividends, $1.525 per share	—	—	—	(61,931)	—	(61,931)
Balance, December 31, 2017	40,611,991	$40,612	$359,144	$(104,363)	$(94,851)	$200,542

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

Significant estimates include timber volumes, pension and postretirement obligation assumptions, contingent liabilities and the fair value of derivative instruments. These significant estimates are described in further detail below.

Cash and Cash Equivalents

Cash equivalents are investments that are highly liquid with maturities of three months or less when purchased.

INVENTORIES

For most of our operations, the last-in, first-out method is used to determine the cost of logs, lumber and plywood. The average cost method is used to determine the cost of all other inventories. Inventories are stated at the lower of cost or net realizable value. Expenses associated with idle capacity or other curtailments of production are reflected in cost of goods sold in the periods incurred.

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

Timberland acquisitions are capitalized based on the relative appraised values of timberland, merchantable sawlogs, merchantable pulpwood, pre-production timber (young growth that is not yet merchantable timber), logging roads and other land improvements.

The estimated volume of current standing merchantable timber inventory, which is a component of calculating our depletion rates, is updated at least annually to reflect increases due to the reclassification of pre-production timber to merchantable timber when it meets defined diameter specifications, the annual growth of merchantable timber and the acquisition of additional merchantable timber, decreases due to timber harvests and land sales and changes resulting from other factors, such as environmental or casualty losses. Timber volumes are estimated from cruises of the timber tracts, which are completed on our timberlands on approximately a five to ten year cycle.

Depletion represents the amount charged to expense as timber is harvested. Rates at which timber is depleted are calculated annually for each of our depletion pools by dividing the beginning of year balance of the merchantable timber accounts by the forest inventory volume, after inventory updates.

The base cost of logging roads, such as clearing, grading and ditching, is not amortized and remains a capitalized item until disposition. Other portions of the initial logging road cost, such as bridges, culverts and gravel surfacing are amortized over their useful lives, which range from 5 to 20 years. Costs associated with temporary logging road spurs, which are typically used for one harvest season, are expensed as incurred.

REAL ESTATE SALES

Sales of non-core timberland are considered to be part of our normal operations. We therefore classify revenue and costs associated with real estate sold in revenues and cost of goods sold, respectively, in our Consolidated Statements of Income. Cash generated from real estate sales is included as an operating activity in our Consolidated Statements of Cash Flows.

Sales of large parcels of property, such as our sale of central Idaho timberlands in 2016, which do not represent our core operations and are of such a size as to not be indicative of our ongoing operations, are presented as a net gain or loss in our Consolidated Statements of Income. Cash generated from these sales is included as an investing activity in our Consolidated Statements of Cash Flows.

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

EQUITY-BASED COMPENSATION

Equity-based awards are measured at fair value on the dates they are granted or modified. These measurements establish the cost of the equity-based awards for accounting purposes. The cost of the equity-based award is then recognized in the Consolidated Statements of Income over each employee’s required service period. See Note 14: Equity-Based Compensation Plans for more information about our equity-based compensation.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU No. 2014-09), which requires an entity to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 also included other guidance, including the presentation of a gain or loss recognized on the sale of a long-lived asset or a nonfinancial asset. Subsequent ASUs have been issued that provide clarity, technical corrections and improvements to ASU No. 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 by one year. ASU No. 2014-09 is effective for us on January 1, 2018. For most of our sales, which consist of logs, manufactured wood products, residual by-products and real estate, we have identified no change to the timing or amount of revenue recognized because our contracts are legally enforceable, the transaction price is fixed and performance obligations are satisfied at a point in time, typically with control transferring to the buyer when risk of loss and title pass. For our other sales, which include stumpage contracts, timber deeds, land use permits and royalties, we have also identified no change to the timing or amount of revenue recognized. We will have minor refinements to our controls over financial reporting as a result of this ASU. Our expanded disclosures will disaggregate revenues along the lines of the sales categories mentioned above. The guidance permits a retrospective application of the new standard with certain practical expedients (contracts completed within the same annual reporting period need not be restated and other allowances for contracts with variable consideration) or retrospective application with a cumulative effect adjustment to the beginning balance of retained earnings. Upon adoption of this ASU on January 1, 2018, if there is a difference in the amount of revenue recorded for any of the prior reporting periods presented, we will record a cumulative adjustment to retained earnings in the first quarter of 2018. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an entity to present service cost within compensation expense and the other components of net benefit cost outside of income from operations. This ASU is effective for us on January 1, 2018. The amendments in this update require retrospective presentation in the income statement. Changes to the capitalized portion of both service cost and the other components of net benefit cost within inventory will be applied prospectively. In 2017, net periodic pension and other postretirement employee benefit cost reported within operating income totaled $13.2 million of which $6.8 million represented service cost.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, the income tax consequence of an intra-entity asset transfer was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. There are no new disclosure requirements. This ASU is effective for us on January 1, 2018. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or a business. This ASU is effective for us on January 1, 2018 on a prospective basis.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which simplifies and expands the application of hedge accounting. ASU 2017-12 requires that when a hedge is deemed effective, hedge accounting must be applied to the entire change in fair value of the hedging instrument eliminating the notion of ineffective portions of the hedge relationship.  The entire change in the fair value of the hedging instrument will be recorded in the same income statement line item as the hedged item and the ineffective portion will no longer be separately recognized in earnings. This ASU is effective for us on January 1, 2019, with early application permitted in any interim period. The presentation and disclosure guidance are required prospectively upon adoption. Our cash flow hedges currently have no ineffectiveness, but in the event they did, as of the beginning of the fiscal year that we adopt this ASU, a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness would be recorded to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, among other things, requires lessees to recognize most leases on the balance sheet. We have operating leases covering office space, equipment and vehicles expiring at various dates through 2033, which would require a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, to be recognized in the statement of financial position. Lease costs would generally continue to be recognized on a straight-line basis. We expect our right-of-use asset and lease liability will approximate our current future minimum lease payments required under our operating leases, which were $14.4 million at December 31, 2017. The ASU is effective for us on January 1, 2019.

In February 2018, the FASB issued ASU No. 2018-2, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017, H.R. 1, Tax Cuts and Jobs Act (the Act). See Note 15: Income Taxes for additional information regarding the Act. This ASU is effective for us on January 1, 2019, with early adoption permitted. We expect to adopt this ASU on January 1, 2018 and elect to reclassify the income tax effects of the Act on pension and other postretirement employee benefits and a cash flow hedge within accumulated other comprehensive loss to accumulated deficit. Accordingly, at March 31, 2018, accumulated other comprehensive loss will increase by approximately $20 million and the change will be recorded as a decrease to accumulated deficit.

RECLASSIFICATIONS

Prior year environmental charges for Avery Landing within the Consolidated Statements of Income have been reclassified to conform to the 2017 presentation. There was no change to revenues, cost of goods sold, operating income or net income.

Prior year receivables not due from customers within the Consolidated Balance Sheets have been reclassified to other current assets to conform to the 2017 presentation. There was no change to previously reported total current assets. See Note 7: Other Current Assets for additional information.

Certain 2016 and 2015 amounts within cash flows from operations on the Consolidated Statements of Cash Flows have been reclassified to conform to the 2017 presentation. There was no change to previously reported net cash from operating, investing or financing activities.

NOTE 2. Pending Merger with Deltic

On October 22, 2017, Potlatch, Portland Merger, LLC (Merger Sub), a wholly-owned subsidiary of Potlatch, and Deltic Timber Corporation (Deltic) entered into an Agreement and Plan of Merger (Merger Agreement) pursuant to which Deltic will merge with and into Merger Sub. Following the merger, Potlatch will be renamed PotlatchDeltic Corporation. Under the terms of the Merger Agreement, Deltic shareholders will receive 1.80 shares of Potlatch common stock for each share of Deltic common stock at the closing date. Deltic owns approximately 530,000 acres of timberland, operates two sawmills and a medium density fiberboard plant and is engaged in real estate development primarily in Arkansas.

Because the exchange ratio was fixed at the time of the Merger Agreement and the market value of our common stock will continue to fluctuate, the total value of the consideration exchanged will not be determinable until the closing date. The number of shares to be issued with respect to Deltic stock awards will not be determinable until the closing of the transaction.

We estimated that approximately 22 million shares of our common stock will be issued to Deltic shareholders in the merger based on the 1.80 exchange ratio and the number of shares of Deltic common stock issued and outstanding as of January 31, 2018.

The Merger Agreement provides that, upon termination of the Merger Agreement by a party under certain circumstances, such party may be obligated to pay the other party a termination fee equal to $66 million with respect to the fee payable by Potlatch and $33 million with respect to the fee payable by Deltic.

Subsequent to the completion of the transaction, as part of the REIT conversion process, Deltic’s earnings and profits are expected to be distributed to shareholders of the combined company through a dividend or special distribution consisting of 80% stock and 20% cash.

The closing of the merger is subject to approval by the shareholders of Deltic and Potlatch and other conditions specified in the Merger Agreement. The respective shareholder meetings are scheduled for February 20, 2018, as published in the joint proxy statement/prospectus dated January 18, 2018. If approved by the shareholders, the merger is expected to close the same day.

NOTE 3.  EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the years ended December 31:

(Dollars in thousands, except per share amounts)	2017	2016	2015
Net income	$86,453	$10,938	$31,714

Basic weighted-average shares outstanding	40,824,420	40,797,806	40,842,126
Incremental shares due to:
Performance shares	362,509	200,164	122,334
Restricted stock units	40,459	35,470	23,359
Diluted weighted-average shares outstanding	41,227,388	41,033,440	40,987,819

Basic net income per share	$2.12	$0.27	$0.78
Diluted net income per share	$2.10	$0.27	$0.77

For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include future compensation cost associated with the stock award.

At December 31, 2017 and 2016, there were 250 and 503 stock-based awards, respectively, which were excluded from the calculation of earnings per share because they were anti-dilutive. At December 31, 2015, there were no anti-dilutive stock-based awards.

On April 26, 2016, we announced that our board of directors had authorized management to repurchase up to $60 million of common stock over a period of 24 months (the “Repurchase Plan”). We repurchased 169,625 shares of common stock during the second quarter of 2016 at an average price of $35.08 per share. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit. No shares were repurchased during 2017 and $54 million remains available on the authorization.

NOTE 4.  INVENTORIES

(Dollars in thousands)	2017	2016
Logs	$20,133	$23,342
Lumber, plywood and veneer	20,889	20,500
Materials and supplies	9,110	8,780
	$50,132	$52,622
Valued at lower of cost or net realizable value:
Last-in, first-out basis	$25,127	$29,769
Average cost basis	25,005	22,853
Total inventories	$50,132	$52,622

If the last-in, first-out inventory had been carried at average cost, the values would have been higher by approximately $10.9 million, $11.1 million and $10.6 million at December 31, 2017, 2016 and 2015, respectively.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	Range of useful lives	2017	2016
Land		$4,707	$4,712
Buildings and improvements	10-40 years	55,734	54,448
Machinery and equipment	2-25 years	197,648	190,316
Construction in progress		1,348	1,437
		259,437	250,913
Less: accumulated depreciation		(182,208)	(178,093)
Total property, plant and equipment, net		$77,229	$72,820

Depreciation charged against operating income totaled $8.1 million, $8.3 million and $8.2 million in 2017, 2016 and 2015, respectively.

Interest expense capitalized was inconsequential in 2017 and 2016, and $0.2 million 2015.

NOTE 6.  TIMBER AND TIMBERLANDS

(Dollars in thousands)	2017	2016
Timber and timberlands	$581,648	$572,273
Logging roads	72,828	69,583
Total timber and timberlands, net	$654,476	$641,856

Depletion from company-owned lands totaled $17.0 million, $20.8 million and $25.3 million in 2017, 2016 and 2015, respectively. Amortization of road costs, such as bridges, culverts and gravel surfacing, totaled $3.2 million, $3.1 million and $3.1 million in 2017, 2016 and 2015, respectively.

Future payments due under timber cutting contracts as of December 31, 2017 are as follows:

(Dollars in thousands)
2018	$11,280
2019	2,730
2020	1,085
2021	5,370
2022	281
Total	$20,746

NOTE 7. OTHER CURRENT ASSETS

(Dollars in thousands)	2017	2016
Real estate held for sale	$7,721	$9,184
Prepaid expenses	2,862	1,939
Other receivables	882	2,442
Interest rate swaps	13	32
Total other current assets	$11,478	$13,597

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

(Dollars in thousands)	2017	2016
Accrued payroll and benefits	$18,110	$13,634
Accounts payable	9,361	8,382
Accrued interest	6,385	6,237
Avery Landing accrual	6,000	1,022
Accrued taxes	5,103	4,956
Other current liabilities	10,242	9,479
Total accounts payable and accrued liabilities	$55,201	$43,710

NOTE 9.  DEBT

(Dollars in thousands)	2017	2016
Term loans	$343,500	$349,500
Senior notes	150,000	150,000
Revenue bonds	65,735	65,735
Medium-term notes	17,250	22,250
Long-term principal	576,485	587,485
Interest rate swaps	(373)	247
Debt issuance costs	(2,321)	(3,015)
Unamortized discounts	(472)	(729)
Total long-term debt (includes current portion)	573,319	583,988
Less current portion of long-term debt	(14,263)	(11,032)
Long-term debt	$559,056	$572,956

TERM LOANS

We repaid $6 million of our term loans in 2017. The remaining term loans include eight tranches consisting of the following:

•	one $6 million tranche with a rate of 3.70% maturing in 2020;
•

three $40 million tranches maturing each year from 2019 through 2021 at variable rates based on three-month LIBOR plus a spread between 1.65% and 1.90% (term loan variable rates are based on three-month LIBOR of 1.34%, which is the rate incurred during the fourth quarter of 2017);

•	two $40 million tranches with rates of 4.29% maturing in 2022 and 4.49% maturing in 2023;
•	one tranche of $110 million with a rate of 4.64% maturing in 2024; and
•	one tranche of $27.5 million with a rate of 2.15% plus three-month LIBOR maturing in 2026.

SENIOR NOTES

In 2009, we sold $150 million aggregate principal amount of 7.50% senior notes due in 2019. The terms of these notes limit our ability, and the ability of any subsidiary guarantors, to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens.

MEDIUM-TERM NOTES AND REVENUE BONDS

The medium-term notes were originally issued during 1991 and 1992 with fixed rates of 8.75% to 8.89% due 2018 through 2022. Repayment of $5 million of our medium-term notes occurred in 2017.

In 2016, we repaid $42.6 million of revenue bonds. The bonds carried a rate of 5.90% and matured in 2026. In 2016, we also refinanced $65.7 million of revenue bonds at a rate of 2.75%. The original bonds, which carried a rate of 6.00%, were extinguished and a new debt obligation was simultaneously issued. The principal balance and maturity date in 2024 remain unchanged.

DEBT ISSUANCE COSTS

Debt issuance costs represent the capitalized direct costs incurred related to the issuance of debt. These costs are amortized to interest expense over the terms of the respective borrowings.

DEBT MATURITIES

Scheduled principal payments due on long-term debt as of December 31, 2017 are as follows:

(Dollars in thousands)
2018	$14,250
2019	190,000
2020	46,000
2021	40,000
2022	43,000
Thereafter	243,235
Total	$576,485

Principal repayments on long-term debt occur at maturity. Our debt obligations are of equal priority.

CREDIT AGREEMENT

In 2014, we entered into an amended and restated credit agreement with an expiration date of February 12, 2020. The credit agreement provides for a revolving line of credit with an initial aggregate principal amount not to exceed $250 million, which may be increased by up to an additional $250 million. It also includes a sublimit of $40 million for the issuance of standby letters of credit and a sublimit of $25 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of December 31, 2017, there were no borrowings outstanding under the revolving line of credit, and approximately $0.9 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Available borrowing capacity at December 31, 2017 was $249.1 million.

Pricing is set according to the type of borrowing. LIBOR Loans are issued at a rate equal to the British Bankers Association LIBOR Rate, while Base Rate Loans are issued at a rate equal to the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its “prime rate” and (c) the sum of the LIBOR that would apply to a one month Interest Period plus 1.00%. The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 0.875% to 1.70% for LIBOR loans and from 0% to 0.70% for Base Rate loans, depending on our current credit rating. As of December 31, 2017, we were able to borrow under the bank credit facility with the additional applicable rate of 1.50% for LIBOR Loans and 0.50% for Base Rate Loans, with facility fees of 0.25% on the $250 million of the bank credit facility.

On February 14, 2018, we entered into a second amended and restated credit agreement (the Amended Credit Agreement) with an expiration date of April 14, 2023. The Amended Credit Agreement increases our revolving line of credit to $380 million, which may be increased by up to an additional $420 million. It also includes a sublimit of $75 million for the issuance of standby letters of credit and a sublimit of $25 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Pricing is consistent with the 2014 amended and restated credit agreement. The interest coverage ratio and leverage ratio financial covenants are unchanged. The limitation on timberland acre sales was eliminated.

NOTE 10.  DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks.

Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset or liability to a particular risk, such as interest rate risk, are considered fair value hedges. We have three fair value interest rate swaps with notional amounts totaling $14.3 million associated with our medium-term notes. The fair value swaps convert interest payments with fixed rates ranging between 8.88% and 8.89% to a variable rate of 3-month LIBOR plus a spread of 6.17%. Our fair value swaps terminate at various dates in the first quarter of 2018. A $50 million notional fair value swap associated with our senior notes was terminated in December 2017 at a cost of $0.4 million. The termination cost has been recorded as a reduction to the carrying value of our long-term debt and will be amortized to earnings through the original maturity date of November 2019. Approximately $0.2 million will be recorded as interest expense over the next twelve months.

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. We have one interest rate swap with a notional amount of $27.5 million associated with $27.5 million of term loan debt. The cash flow hedge converts a variable rate of 2.15% plus 3-month LIBOR to a fixed rate of 3.88% and terminates in February 2026. Our cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. Therefore, changes in the fair value of the interest rate swap are recorded as a component of other comprehensive income and will be recognized in earnings when the hedged interest rate affects earnings. Changes in the fair value of the ineffective portion are recognized immediately in earnings. There has been no impact on earnings due to ineffectiveness to date. As of December 31, 2017, the amount of net losses expected to be reclassified into earnings in the next 12 months is inconsequential.

Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, commodity price movements or other identified risks, but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into income. In April 2017, we entered into a lumber price swap to fix the price on a total of 36 million board feet (MMBF) of southern yellow pine. The lumber price swap expired on December 31, 2017, resulting in a realized gain of $1.1 million for the period then ended.

The fair values of our cash flow and fair value derivative instruments on our Consolidated Balance Sheets as of December 31 are as follows:

		Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Location	2017	2016	Location	2017	2016
Derivatives designated in fair value hedging relationships:
Interest rate contracts	Other assets, current	$13	$32		$—	$—
Interest rate contracts	Other assets, non-current		215	Other long-term obligations		91
		$13	$247		$—	$91

Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, non-current	$1,156	$1,148		$—	$—

The following table details the effect of derivatives on our Consolidated Statements of Income:

(Dollars in thousands)	Location	2017	2016	2015
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain on interest rate contracts[1]	Interest expense	$413	$805	$1,534

Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Gain (loss) recognized in other comprehensive income, net of tax (effective portion)		$(145)	$916	$—
Loss reclassified from accumulated other comprehensive income (effective portion)[1]	Interest expense	$(149)	$(215)	$—

Derivatives not designated as hedging instruments:
Lumber price contracts
Realized gain on lumber price swap	Gain on lumber price swap	$1,088	$—	$—

[1]

Realized gains and losses on interest rate contracts consist of net cash received or paid and interest accruals on the interest rate swaps during the periods. Net cash received or paid is included in the supplemental cash flow information within interest, net of amounts capitalized in the Consolidated Statements of Cash Flows.

NOTE 11.  FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of our financial instruments as of December 31 are as follows:

	2017		2016
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (Level 1)	$120,457	$120,457	$82,584	$82,584

Derivative assets related to interest rate swaps (Level 2)	$1,169	$1,169	$1,395	$1,395
Derivative liabilities related to interest rate swaps (Level 2)	$—	$—	$(91)	$(91)

Long-term debt, including current portion (Level 2):
Term loans	$(343,500)	$(345,222)	$(349,500)	$(350,909)
Senior notes	(149,528)	(161,063)	(149,271)	(164,250)
Revenue bonds	(65,735)	(63,967)	(65,735)	(62,205)
Medium-term notes	(17,250)	(18,227)	(22,250)	(23,926)
Total long-term debt[1]	$(576,013)	$(588,479)	$(586,756)	$(601,290)

Company owned life insurance (COLI) (Level 3)	$1,996	$1,996	$70	$70

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

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

If the asset or liability has a specified (contractual) term, the Level 2 input must correspond to substantially the full term of the asset or liability.

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

COMPANY OWNED LIFE INSURANCE

We are the beneficiary of insurance policies on the lives of certain current and past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our Consolidated Balance Sheets. COLI expense and income are included in selling, general and administrative expenses and interest expense, respectively, in the Consolidated Statements of Income. The net effect of these amounts on income was not significant for the years ended December 31, 2017, 2016 and 2015. Cash receipts and disbursements are recorded as investing activities in the Consolidated Statements of Cash Flows.

NOTE 12.  SAVINGS PLANS, PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

SAVINGS PLANS

Substantially all of our employees are eligible to participate in 401(k) savings plans. In 2017, 2016 and 2015, we made matching 401(k) contributions on behalf of our employees of $2.4 million, $2.1 million and $2.1 million, respectively.

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

Effective January 1, 2010, we restructured our other postretirement benefit plans (OPEB). The level of health care subsidy was frozen for retirees so that all future increments in health care costs will be borne by the retirees. In addition, for retirees under age 65, a high deductible medical plan was created and all other existing health care plans were terminated. For retirees age 65 or over, the medical plan is divided into two components, with the company continuing to self-insure prescription drugs and providing a fully-insured medical supplemental plan through AARP/United Healthcare. Both health care plans require the retiree to contribute amounts in excess of the company subsidy in order to continue coverage. Finally, vision, dental and life insurance coverage for these retirees were terminated. The effect of these retiree plan changes was a reduction in the accumulated postretirement benefit obligation of $76.7 million, which was recognized in Accumulated Other Comprehensive Loss as of December 31, 2009 and will be amortized through 2019.

We use a December 31 measurement date for our benefit plans and obligations. We recognize the underfunded status of our defined benefit pension plans and OPEB obligations on our Consolidated Balance Sheets. We recognize changes in the funded status in the year in which changes occur through accumulated other comprehensive income and amortize actuarial gains and losses through the Consolidated Statements of Income as net periodic cost (benefit).

The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans and obligations are as follows:

	Pension Plans		OPEB
(Dollars in thousands)	2017	2016	2017	2016
Benefit obligation at beginning of year	$(385,461)	$(382,071)	$(33,337)	$(35,471)
Service cost	(6,753)	(6,508)	(14)	(14)
Interest cost	(16,096)	(17,020)	(1,262)	(1,421)
Actuarial (loss) gain	(15,876)	(13,997)	471	(313)
Benefits paid	31,815	34,135	3,793	3,882
Benefit obligation at end of year	$(392,371)	$(385,461)	$(30,349)	$(33,337)

Fair value of plan assets at beginning of year	$289,675	$292,200	$—	$—
Actual return on plan assets	49,158	28,626	—	—
Employer contributions and benefit payments	6,844	2,984	3,794	3,882
Benefits paid	(31,815)	(34,135)	(3,794)	(3,882)
Fair value of plan assets at end of year	$313,862	$289,675	$—	$—

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1,629)	$(1,824)	$(3,705)	$(4,015)
Noncurrent liabilities	(76,880)	(93,962)	(26,644)	(29,322)
Funded status	$(78,509)	$(95,786)	$(30,349)	$(33,337)

The accumulated benefit obligation for all defined benefit pension plans is determined using the actuarial present value of the vested benefits to which the employee is currently entitled and the employee’s expected date of separation for retirement and was $389.6 million and $379.5 million at December 31, 2017 and 2016, respectively.

PENSION ASSETS

We utilize formal investment policy guidelines for our company-sponsored pension plan assets. Management’s responsibility is that the investment policy and guidelines are adhered to and the investment objectives are met.

The general policy states that plan assets will be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that management will maintain adequate liquidity for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revise long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection include the following:

•

Assets are diversified among various asset classes, such as domestic equities, global equities, fixed income, convertible securities and liquid reserves. The long-term asset allocation ranges are as follows:

Domestic and international equities	24%	-	48%
Fixed income securities	38%	-	58%
Alternatives, which may include equities and fixed income securities	12%	-	18%
Cash and cash equivalents	0%	-	5%

•	Periodic reviews of allocations within these ranges are made to determine what adjustments should be made based on changing economic and market conditions and specific liquidity requirements.
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

The asset allocations of the pension benefit plans’ assets at December 31 by asset category are as follows:

	Pension Plans
Asset Category	2017	2016
Domestic and international equities	37%	36%
Fixed income securities	47	48
Other (includes cash and cash equivalents and alternatives)	16	16
Total	100%	100%

The pension assets are stated at fair value. Refer to Note 11: Financial Instruments for a discussion of the framework used to measure fair value.

Following is a description of the valuation methodologies used for assets measured at fair value:

•

Level 1 assets include cash and cash equivalents, corporate common and preferred stocks with quoted market prices on major securities markets, and investments in registered investment company funds for which market quotations are generally readily available on the primary market or exchange on which they are traded.

•	Level 2 assets consist primarily of collective investment trust funds, which are valued at their respective net asset value (NAV) and fully redeemable in the near-term.
•	Investments in funds that may not be fully redeemed in the near-term are generally classified in Level 3. We had no Level 3 investments at December 31, 2017 or 2016.

Fair value measurements are as follows:

(Dollars in thousands)	December 31, 2017
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$3,004	$—	$3,004
Domestic equity securities[1]	29,178	28,382	57,560
International equity securities[2]	—	28,413	28,413
Emerging markets[3]	12	29,245	29,257
Fixed income securities[4]	148,833	—	148,833
Alternatives[5]	—	46,795	46,795
Total	$181,027	$132,835	$313,862

(Dollars in thousands)	December 31, 2016
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$2,845	$—	$2,845
Domestic equity securities[1]	25,409	26,279	51,688
International equity securities[2]	—	26,555	26,555
Emerging markets[3]	12	26,391	26,403
Fixed income securities[4]	138,897	—	138,897
Alternatives[5]	—	43,287	43,287
Total	$167,163	$122,512	$289,675

[1]

Level 1 assets are managed investments in U.S. small/mid-cap equities that track the Russell 2500 Growth index or Russell 2500 Value index. Level 2 assets are collective investments, which are invested in U.S. large-cap equities that track the S&P 500.

[2]	Level 2 assets are collective investments in equity funds of developed markets outside of the United States and Canada that track the MSCI EAFE Value index or MSCI EAFE Growth index.
[3]

Level 1 assets are mutual funds which are invested in the common stock of companies located (or with primary operations) in emerging markets that track the MSCI Emerging Markets index. Level 2 assets are collective investments in the common stock of companies located (or with primary operations) in emerging markets that track the MSCI Emerging Markets index.

[4]

Level 1 assets are mutual funds and investments in a diversified portfolio of fixed income instruments of varying maturities representing corporates, sovereign debt, U.S. treasuries and municipals that track the Barclay's Long-term Credit index.

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

PLAN ACTIVITY

Pre-tax components of net periodic cost (benefit) recognized in our Consolidated Statements of Income were as follows:

	Pension Plans			OPEB
(Dollars in thousands)	2017	2016	2015	2017	2016	2015
Service cost	$6,753	$6,508	$6,159	$14	$14	$22
Interest cost	16,096	17,020	17,012	1,262	1,421	1,456
Expected return on plan assets	(18,406)	(18,999)	(20,804)	—	—	—
Amortization of prior service cost (credit)	288	518	605	(8,877)	(8,877)	(9,312)
Amortization of actuarial loss	14,484	16,339	17,937	1,537	1,717	2,047
Net periodic cost (benefit)	$19,215	$21,386	$20,909	$(6,064)	$(5,725)	$(5,787)

Other amounts recognized in our Consolidated Statements of Comprehensive Income were as follows:

	Pension Plans			OPEB
(Dollars in thousands)	2017	2016	2015	2017	2016	2015
Net amount at beginning of year	$120,627	$128,244	$134,261	$(9,182)	$(13,741)	$(15,869)
Amounts arising during the period:
Net (gain) loss	(14,874)	4,370	8,680	(471)	313	(3,777)
Taxes	3,869	(1,704)	(3,386)	121	(122)	1,473
Net amount arising during the period	(11,005)	2,666	5,294	(350)	191	(2,304)

Amounts reclassified during the period:
Amortization of prior service (cost) credit	(288)	(518)	(605)	8,877	8,877	9,312
Amortization of actuarial loss	(14,484)	(16,339)	(17,937)	(1,537)	(1,717)	(2,047)
Taxes	5,761	6,574	7,231	(2,863)	(2,792)	(2,833)
Net reclassifications during the period	(9,011)	(10,283)	(11,311)	4,477	4,368	4,432
Net amount at end of year	$100,611	$120,627	$128,244	$(5,055)	$(9,182)	$(13,741)

Amounts recognized in accumulated other comprehensive loss on our Consolidated Balance Sheets, net of tax, consist of:

	Pension Plans		OPEB
(Dollars in thousands)	2017	2016	2017	2016
Net loss	$100,070	$120,006	$10,165	$8,778
Prior service cost (credit)	541	621	(15,220)	(17,960)
Net amount recognized	$100,611	$120,627	$(5,055)	$(9,182)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $16.6 million and $0.2 million, respectively. The estimated net loss and prior service credit for OPEB obligations that will be amortized from accumulated other comprehensive loss into net periodic benefit over the next year are $1.4 million and $8.9 million, respectively.

EXPECTED FUNDING AND BENEFIT PAYMENTS

We are required to make contributions of $10.1 million to our qualified pension plans in 2018. Our non-qualified pension plan and other postretirement employee benefit plans are unfunded and benefit payments are paid from our general assets. We estimate that we will make non-qualified pension plan and other postretirement employee benefit payments of $5.3 million in 2018, which are included below.

Estimated future benefit payments, which reflect expected future service are as follows for the years indicated:

(Dollars in thousands)	Pension Plans	OPEB
2018	$28,536	$3,704
2019	$28,264	$3,454
2020	$27,951	$3,231
2021	$27,588	$2,944
2022	$27,255	$2,760
2022–2026	$128,115	$10,557

ACTUARIAL ASSUMPTIONS

The weighted average assumptions used to determine the benefit obligation as of December 31 were:

	Pension Plans			OPEB
	2017	2016	2015	2017	2016	2015
Discount rate	3.85%	4.40%	4.65%	3.65%	4.10%	4.25%
Rate of salaried compensation increase	3.00%	3.00%	3.00%	—	—	—

The weighted average assumptions used to determine the net periodic cost (benefit) for the years ended December 31 were:

	Pension Plans			OPEB
	2017	2016	2015	2017	2016	2015
Discount rate	4.40%	4.65%	4.25%	4.10%	4.25%	3.90%
Expected return on plan assets	6.50%	6.50%	6.75%	—	—	—
Rate of salaried compensation increase	3.00%	3.00%	3.00%	—	—	—

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

The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The expected rate of return assumption that will be used to determine net periodic cost for 2018 is 6.25%.

A decrease in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would increase net periodic cost. A 25 basis point decrease in the pension discount rate would increase net periodic cost by approximately $0.7 million in 2018 and increase the projected benefit obligation by approximately $10.3 million as of December 31, 2018. A 25 basis point decrease in the assumption for the expected return on plan assets would increase net periodic cost by approximately $0.7 million in 2018. The actual rates of return on plan assets may, and do, vary significantly from the assumption used. A 25 basis point decrease in the OPEB discount rate would be de minimis to the annual net periodic cost.

The assumed health care cost trend rate used to calculate other postretirement employee benefit obligations as of December 31, 2017 was 8.38% for a certain group of participants under age 65 in our hourly plan and our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 4.50% in 2038. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

A one percentage point change in the health care cost trend rates would have the following effects on our December 31, 2017 Consolidated Financial Statements:

(Dollars in thousands)	1% Increase	1% Decrease
Effect on total service cost plus interest cost	$28	$(24)
Effect on accumulated postretirement benefit obligation	$443	$(373)

NOTE 13. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables detail the changes in our accumulated other comprehensive loss (AOCL) on our Condensed Consolidated Balance Sheets for the years ended December 31, 2017 and 2016, net of tax.

(Dollars in thousands)	Gains and losses on cash flow hedge	Pension Plans	OPEB	Total
Balance at January 1, 2017	$(701)	$120,627	$(9,182)	$110,744
Amounts arising during the period	145	(11,005)	(350)	(11,210)
Amounts reclassified from AOCL	(149)	(9,011)	4,477	(4,683)
Net change	(4)	(20,016)	4,127	(15,893)
Balance at December 31, 2017	$(705)	$100,611	$(5,055)	$94,851

(Dollars in thousands)	Gains and losses on cash flow hedge	Pension Plans	OPEB	Total
Balance at January 1, 2016	$—	$128,244	$(13,741)	$114,503
Amounts arising during the period	(916)	2,666	191	1,941
Amounts reclassified from AOCL	215	(10,283)	4,368	(5,700)
Net change	(701)	(7,617)	4,559	(3,759)
Balance at December 31, 2016	$(701)	$120,627	$(9,182)	$110,744

Amounts in parenthesis indicate credits.

See Note 10: Derivative Instruments and Note 12: Pension and Other Postretirement Employee Benefits for additional information.

NOTE 14.  EQUITY-BASED COMPENSATION PLANS

As of December 31, 2017, we had two stock incentive plans under which performance stock awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At December 31, 2017, approximately 0.4 million shares were authorized for future awards. We issue new shares of common stock to settle PSAs, RSUs and deferred compensation stock equivalent units. We estimate forfeitures each period.

The following table details our compensation expense and the related income tax benefit as of December 31:

(Dollars in thousands)	2017	2016	2015
Employee equity-based compensation expense:
Performance stock awards	$3,582	$3,437	$3,877
Restricted stock units	1,140	953	881
Total employee equity-based compensation expense	$4,722	$4,390	$4,758

Deferred compensation stock equivalent units expense	$657	$732	$376

Total tax benefit recognized for shared-based payment awards	$379	$317	$319

PERFORMANCE STOCK AWARDS

PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. The performance measures are based on the percentile ranking of our total shareholder return relative to the total shareholder return performance of both a selected peer group of companies and a larger group of indexed companies over the three-year performance period. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive dividend equivalents in the form of additional shares at the time of payment equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. Therefore, the shares are not considered participating securities.

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

The following table presents the key inputs used in calculating the fair value of the PSAs in 2017, 2016 and 2015, and the resulting fair values:

	2017	2016	2015
Stock price as of valuation date	$43.60	$25.92	$40.00
Risk-free rate	1.61%	0.88%	1.07%
Expected volatility	24.22%	23.82%	21.09%
Expected dividends	3.44%	5.79%	3.75%
Expected term (years)	3.00	3.00	3.00
Fair value of a performance share	$53.85	$30.02	$36.71

The following table summarizes outstanding PSAs as of December 31, 2017, 2016 and 2015, and the changes during those years:

	2017		2016		2015
(Dollars in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding at January 1	203,788	$32.59	161,049	$41.26	160,233	$53.86
Granted	78,033	$53.85	125,469	$30.02	78,974	$36.71
Vested	(78,129)	$36.71	(82,730)	$45.57	(77,078)	$62.78
Forfeited	(3,061)	$34.68	—	$—	(1,080)	$41.29
Unvested shares outstanding at December 31	200,631	$39.19	203,788	$32.59	161,049	$41.26
Total grant date fair value of share awards vested during the year	$2,868		$3,770		$4,839
Aggregate intrinsic value of unvested share awards at December 31	$10,011		$8,488		$4,697

As of December 31, 2017, there was $4.0 million of unrecognized compensation cost related to unvested PSAs, which is expected to be recognized over a weighted average period of 1.4 years.

RESTRICTED STOCK UNITS

Our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan also allow for awards to be issued in the form of RSU grants. During 2017, 2016 and 2015, certain officers and other employees of the company were granted RSU awards that will accrue dividend equivalents based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. Therefore, the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years, and the terms of certain awards follow a vesting schedule within the given time period.

The following table summarizes outstanding RSU awards as of December 31, 2017, 2016 and 2015, and the changes during those years:

	2017		2016		2015
(Dollars in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding at January 1	71,420	$31.61	44,531	$40.95	32,455	$42.24
Granted	26,507	$43.64	43,320	$26.08	27,820	$39.99
Vested	(29,039)	$39.65	(16,431)	$39.92	(15,385)	$44.50
Forfeited	(1,017)	$31.63	—	$—	(359)	$40.27
Unvested shares outstanding at December 31	67,871	$32.87	71,420	$31.61	44,531	$40.95
Total grant date fair value of RSU awards vested during the year	$1,151		$656		$289
Aggregate intrinsic value of unvested RSU awards at December 31	$3,387		$2,975		$1,347

As of December 31, 2017, there was $1.1 million of total unrecognized compensation cost related to outstanding RSU awards, which is expected to be recognized over a weighted average period of 1.4 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

A long-term incentive award is granted annually to our directors, and payable upon a director's separation from service. Directors may also elect to defer their annual retainers, payable in the form of stock. All stock unit equivalent accounts are credited with dividend equivalents. As of December 31, 2017, there were 141,938 shares outstanding that will be distributed in the future to directors as common stock.

Issuance of restricted stock units awarded to certain officers and employees may also be deferred. All stock unit equivalent accounts are credited with dividend equivalents. As of December 31, 2017, there were 74,067 RSUs which had vested, but issuance of the related stock had been deferred.

NOTE 15.  INCOME TAXES

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

On December 22, 2017, H.R. 1, Tax Cuts and Jobs Act (the Act) was enacted and included broad tax reforms. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21% effective January 1, 2018, which required a remeasurement of our deferred tax assets and liabilities as of the date of enactment. Accordingly, net deferred tax assets, including the related valuation allowance, were reduced by $10.7 million and the change was recorded as an increase to the 2017 tax provision.

Income tax expense consists of the following for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Current	$16,657	$(6,178)	$128
Deferred	14,325	2,143	1,097
Net operating loss carryforwards	1,039	(290)	(6,793)
Income tax provision (benefit)	$32,021	$(4,325)	$(5,568)

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes due to the following for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
U.S. federal statutory income tax	$41,466	$2,314	$9,151
REIT income not subject to federal income tax	(20,651)	(7,199)	(14,110)
U.S. tax rate change on deferred tax assets and liabilities	10,528	—	—
Intercompany profit-in-inventory elimination adjustment	—	1,465	—
Change in valuation allowance	140	162	488
State income taxes, net of federal income tax	2,608	(740)	(838)
Domestic production activities deduction	(1,511)	(2)	—
Permanent book-tax differences	(252)	(218)	(70)
Research and development credits	(294)	(689)	—
All other items	(13)	582	(189)
Income tax provision (benefit)	$32,021	$(4,325)	$(5,568)
Effective tax rate	27.0%	(65.4%)	(21.3%)

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(Dollars in thousands)	2017	2016
Deferred tax assets:
Pensions	$19,439	$37,423
Other postretirement employee benefits	7,891	13,002
Net operating loss carryforwards	54	983
Inventories	353	443
Tax credits	2,443	2,207
Nondeductible accruals	2,566	2,067
Incentive compensation	1,131	1,643
Employee benefits	1,037	1,444
Other	88	120
Total deferred tax assets	35,002	59,332
Valuation allowance	(790)	(650)
Deferred tax assets, net of valuation allowance	34,212	58,682
Deferred tax liabilities:
Timber and timberlands, net	(1,432)	(2,165)
Property, plant and equipment, net	(12,683)	(14,018)
Other	(301)	(448)
Total deferred tax liabilities	(14,416)	(16,631)
Deferred tax assets, net	$19,796	$42,051

As of December 31, 2017, we had no federal net operating loss carryforwards; state net operating loss and capital loss carryforwards were $1.2 million that expire from 2021 through 2030; and Idaho Investment Tax Credits were $3.1 million that expire from 2019 through 2031. We use the flow-through method of accounting for investment tax credits.

With the exception of the valuation allowance discussed below, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.

Due to the impact of the change in federal rate under the Act, the valuation allowance on our deferred tax assets increased during 2017 by $0.1 million, and was $0.8 million as of December 31, 2017. The valuation allowance is related to certain Idaho Investment Tax Credit carryforwards we expect will expire prior to realization. During 2016, the valuation allowance increased from $0.5 to $0.7 million due to the actual use and expected future use of certain Idaho Investment Tax Credits.

The following table summarizes the tax years subject to examination by major taxing jurisdictions:

Jurisdiction	Years
Federal	2013 — 2017
Arkansas	2014 — 2017
Michigan	2013 — 2017
Minnesota	2013 — 2017
Idaho	2014 — 2017

As of December 31, 2017, we had $0.6 million of unrecognized tax benefits which, if recognized, would impact the effective tax rate. There was $0.9 unrecognized tax benefits at December 31, 2016 and no unrecognized tax benefits at December 31, 2015. We currently believe there is a reasonable possibility that the amounts of unrecognized tax benefits will significantly decrease in the next 12 months based on the closing of certain ongoing state tax examinations.

A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

(Dollars in thousands)	2017	2016
Balance at January 1	$850	$—
Additions for tax positions of prior years	8	850
Reduction for tax positions of prior years	(294)	—
Balance at December 31	$564	$850

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2017, 2016 and 2015, we recognized insignificant amounts related to interest and penalties in our tax provision. At December 31, 2017 and 2016, we had insignificant amounts of accrued interest related to tax obligations and no accrued interest receivable with respect to open tax refunds.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

We have operating leases primarily for office space, machinery and equipment expiring at various dates through 2033. We expect that most leases will be renewed or replaced in the normal course of business as they expire.

As of December 31, 2017, the future minimum rental payments required under our operating leases are as follows:

(Dollars in thousands)
2018	$4,570
2019	3,518
2020	2,662
2021	1,771
2022	874
2023 and thereafter	992
Total	$14,387

Operating lease expense was $4.5 million, $4.2 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

LEGAL MATTERS

In January 2007, the Environmental Protection Agency (EPA) notified us that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. At the time we owned a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we owned at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad's operations at the site prior to 1980. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing site selecting contaminant extraction and off-site disposal as the remedial alternative. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). The EPA cleanup was completed in October 2012. On April 4, 2013, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we owned. Our remediation was completed in October 2013. On September 25, 2015, the EPA sent us a letter asserting that the EPA and the Department of Transportation (the current owner of a portion of the adjacent property remediated by the EPA) (DOT) had incurred $9.8 million in unreimbursed response costs associated with the site and that we were liable for such costs. We have executed six tolling agreements with the EPA and DOT suspending the statute of limitations on the claim until March 31, 2018 in order to facilitate negotiations of a final settlement and release. We accrued $0.2 million for this matter in the first quarter of 2016, an additional $0.8 million in the second quarter of 2016 and an additional $5.0 million in the third quarter of 2017. On February 9, 2018, we executed a Consent Decree with the United States, acting on behalf of the Environmental Protection Agency and Department of Transportation, settling the United States’ claims against us for $6 million. On February 12, 2018 the United States filed a lawsuit against us in the United States District Court for the District of Idaho and lodged the Consent Decree with the Court. The United States will publish a Notice of Lodging of the Consent Decree in the Federal Register and after the expiration of a required 30-day public comment period, will advise the Court whether the Consent Decree may be entered. If the Consent Decree is not approved by the Court following the 30-day public comment period, we reserve all defenses to liability and the right to pursue all potentially responsible parties.

NOTE 17.  SEGMENT INFORMATION

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

(Dollars in thousands)	2017	2016	2015
Revenues:
Resource	$278,199	$256,163	$263,875
Wood Products	441,157	367,426	336,214
Real Estate	30,655	32,604	28,989
	750,011	656,193	629,078
Intersegment Resource revenues[1]	(71,416)	(57,094)	(53,742)
Total consolidated revenues	$678,595	$599,099	$575,336

Income (loss) before income taxes:
Resource	$106,105	$81,918	$76,350
Wood Products	72,166	24,587	(5,235)
Real Estate[2]	18,576	(29,495)	16,849
Eliminations and adjustments	(2,705)	(3,001)	3,283
	194,142	74,009	91,247
Corporate	(48,619)	(38,455)	(32,340)
Operating income	145,523	35,554	58,907
Interest expense, net	(27,049)	(28,941)	(32,761)
Income before income taxes	$118,474	$6,613	$26,146

Depreciation, depletion and amortization:
Resource	$20,476	$24,090	$28,807
Wood Products	7,347	7,357	6,810
Real Estate	2	4	56
	27,825	31,451	35,673
Corporate	607	760	951
Bond discount and deferred loan fees	1,480	1,979	1,481
Total depreciation, depletion and amortization	$29,912	$34,190	$38,105
Basis of real estate sold:
Real Estate	$7,114	$8,518	$7,394
Elimination and adjustments	(287)	(507)	(382)
Total basis of real estate sold	$6,827	$8,011	$7,012
Assets:
Resource and Real Estate[3]	$670,240	$662,852	$837,630
Wood Products	154,479	150,855	131,103
	824,719	813,707	968,733
Corporate	128,360	113,974	47,879
Total consolidated assets	$953,079	$927,681	$1,016,612
Capital Expenditures:[4]
Resource	$15,120	$13,311	$13,497
Wood Products	10,723	5,491	18,482
Real Estate	87	111	184
	25,930	18,913	32,163
Corporate	2,132	375	569
Total capital expenditures	$28,062	$19,288	$32,732

[1]	Intersegment revenues are based on prevailing market prices of logs sold by our Resource segment to the Wood Products segment.
[2]	In the second quarter of 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million at a loss of $48.5 million before taxes.
[3]	Assets are shown on a combined basis for the Resource and Real Estate segments, as we do not report assets separately to management for these segments.
[4]	Excludes the acquisition of timber and timberlands.

All of our wood products facilities and all other assets are located within the continental United States. Geographic information regarding our revenues is as follows:

(Dollars in thousands)	2017	2016	2015
United States	$676,956	$597,899	$573,398
Canada	481	173	851
Mexico	1,158	1,027	919
Other	—	—	168
Total consolidated revenues	$678,595	$599,099	$575,336

One customer within our Resource segment accounted for slightly more than 10% of our total consolidated revenues in the years ended December 31, 2017, 2016 and 2015.

NOTE 18.  FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three Months Ended
	March 31		June 30		September 30		December 31
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016	2017	2016	2017	2016
Revenues	$149,681	$127,896	$163,229	$141,495	$190,441	$174,027	$175,244	$155,681
Operating income (loss)	$23,909	$5,072	$40,773	$(34,228)	$43,793	$38,994	$37,048	$25,716
Net income (loss)	$16,921	$157	$24,244	$(31,238)	$33,700	$27,646	$11,588	$14,373
Net income (loss) per share[1]
Basic	$0.41	$—	$0.59	$(0.77)	$0.83	$0.68	$0.28	$0.35
Diluted	$0.41	$—	$0.59	$(0.77)	$0.82	$0.68	$0.28	$0.35

[1]	Per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the total computed for the year.

Our Quarterly Reports on Form 10-Q, as filed with the Securities and Exchange Commission, include the quarterly results for the first nine months of each respective year. During the fourth quarter of 2017, we incurred $3.4 million in merger-related costs associated with the pending merger with Deltic. See Note 2: Pending Merger with Deltic for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2017. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2017.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has audited the financial statements included in this report and issued a report which appears on the next page and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Potlatch Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Potlatch Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Seattle, Washington

February 16, 2018

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings "Board of Directors," "Corporate Governance" and "Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" from our definitive Proxy Statement to be filed with the SEC on or about March 30, 2018.

Our Corporate Conduct and Ethics Code, which is applicable to all directors, officers and employees, can be found on our website at www.potlatchcorp.com. We post any amendments to or waivers from our Corporate Conduct and Ethics Code on our website.

Executive Officers of the Registrant

As of February 16, 2018, information on our executive officers is as follows:

Michael J. Covey (age 60), has served as Chief Executive Officer since February 2006 and served as President and Chief Executive Officer from 2006 to March 2013. He has been a director of the company since February 2006 and has served as Chairman of the Board of the company since January 2007.

Eric J. Cremers (age 54), has served as President and Chief Operating Officer and a director of the company since March 2013, as Executive Vice President and Chief Financial Officer from March 2012 to March 2013, and as Vice President, Finance and Chief Financial Officer from July 2007 to March 2012.

Jerald W. Richards (age 49), has served as Vice President and Chief Financial Officer since September 2013. He was employed by Weyerhaeuser Company and served as Chief Accounting Officer from October 2010 to August 2013, and corporate segment controller from 2008 to October 2010.

Thomas J. Temple (age 61), has served as Vice President, Wood Products since February 2012 and as Vice President, Wood Products from January 2009 to February 2012.

Darin Ball (age 52), has served as Vice President of Resource since December 2017 and served as Manager of Idaho Resource from 2012 to December 2017. He was Director of Budgeting and Business Development of the company from 2007 to 2012.

William R. DeReu (age 51), has served as Vice President, Real Estate since February 2012 and as Vice President, Real Estate from May 2006 to February 2012.

Lorrie D. Scott (age 63), has served as Vice President, General Counsel and Corporate Secretary since July 2010. Prior to July 2010, she was employed by Weyerhaeuser Realty Investors, Inc. and served as Senior Vice President and General Counsel from October 2007 to July 2010.

Stephanie A. Brady (age 50), has served as Controller and Principal Accounting Officer since April 2015. She was employed by Itron, Inc. and served as North America Controller from January 2012 to March 2015 and Director of External Reporting from January 2004 to December 2011.

The term of office of the officers of the company expires at the annual meeting of our board and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

ITEM 11.  EXECUTIVE COMPENSATION

Information set forth under the headings "Report of the Executive Compensation and Personnel Policies Committee," "Compensation Discussion and Analysis," "Executive Compensation Tables," “CEO Pay Ratio,” "Compensation of Non-Employee Directors" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be filed with the SEC on or about March 30, 2018, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading "Security Ownership" in our definitive Proxy Statement to be filed with the SEC on or about March 30, 2018, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is included under the heading "Corporate Governance - Transactions with Related Persons" in our definitive Proxy Statement to be filed with the SEC on or about March 30, 2018, and is incorporated herein by reference.

The information required by this item regarding director independence is included under the headings "Board of Directors" and "Corporate Governance - Director Independence" in our definitive Proxy Statement to be filed with the SEC on or about March 30, 2018, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is included under the heading "Audit Committee Report - Fees Paid to Independent Registered Public Accounting Firm in 2017 and 2016" in our definitive Proxy Statement to be filed with the SEC on or about March 30, 2018, and is incorporated herein by reference.

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
(2)*

Agreement and Plan of Merger dated October 22, 2017 between Potlatch Corporation, Portland Merger LLC and Deltic Timber Corporation, filed as Exhibit (2.1) to the Current Report on Form 8-K filed by the Registrant on October 23, 2017.

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

(10)(e)(i)[1]

Potlatch Corporation Deferred Compensation Plan II for Directors, as amended and restated effective May 8, 2014, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 13, 2014, as amended on September 9, 2016.

(10)(e)(ii)[1]*	First Amendment to the Potlatch Corporation Deferred Compensation Plan for Directors II, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 7, 2017.

(10)(f)[1]*

Potlatch Corporation Benefits Protection Trust Agreement, amended and restated effective February 14, 2014, filed as Exhibit (10)(h) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(10)(g)[1]*	Summary of Director Compensation, effective as of May 3, 2017, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 4, 2017.

(10)(h)[1]*

Form of Indemnification Agreement with each director of the Registrant and with each executive officer of the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 23, 2009.

(10)(i)(i)[1]*

Potlatch Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(i)(ii)[1]*

Form of Restricted Stock Unit Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for restricted stock unit awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(i) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006.

EXHIBIT NUMBER	DESCRIPTION
(10)(i)(iii)[1]*

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

(10)(j)(i)[1]*	Potlatch Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.C to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2014.

(10)(j)(ii)[1]*

Potlatch Corporation Restricted Stock Unit Award Notice and Agreement (Directors) 2014 Long-Term Incentive Plan, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 7, 2017.

(10)(j)(iii)[1]*	Form of 2014 Performance Share Award Notice and Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

(10)(j)(iv)[1]*	Form of 2014 RSU Award Notice and Award Agreement filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

(10)(j)(v)[1]*	Form of 2015 Performance Share Award Notice and Agreement filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 18, 2015.

(10)(j)(vi)[1]*	Form of 2015 RSU Award Notice and Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 18, 2015.

(10)(k)(i)[1]*

Potlatch Corporation Management Performance Award Plan II, as amended through February 20, 2008, filed as Exhibit (10)(r)(iv) to the Current Report on Form 8-K filed by the Registrant on February 26, 2008.

(10)(k)(ii)[1]*	Amendment to Potlatch Corporation Management Performance Award Plan II, effective June 1, 2008, filed as Exhibit (10)(r)(v) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

(10)(l)[1]*

Potlatch Corporation Salaried Supplemental Benefit Plan II, effective December 5, 2008, and amended and restated as of February 14, 2014, filed as Exhibit (10)(t) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(10)(m)[1]*	Potlatch Corporation Annual Incentive Plan, amended and restated effective January 1, 2014, filed as Exhibit (10)(w)(i) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(10)(n)[1]*

Potlatch Corporation Management Deferred Compensation Plan, effective June 1, 2008, amended and restated on February 14, 2014, filed as Exhibit (10)(x) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(10)(o)(i)*

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

(10)(o)(ii)*	First Amendment to the Amended and Restated Credit Agreement dated January 16, 2015, filed as Exhibit (10)(c) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(10)(o)(iii)*	Second Amendment to the Amended and Restated Credit Agreement dated November 9, 2015, filed as Exhibit (10)(r) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

EXHIBIT NUMBER	DESCRIPTION

(10)(p)(i)*

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

(10)(p)(ii)*	First Amendment to Term Loan Agreement dated as of February 29, 2016, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 3, 2016.

(10)(q)*

Loan Agreement dated August 1, 2016 by and among Nez Perce County, Idaho, Potlatch Corporation, Potlatch Forest Holdings, Inc., Potlatch Lake States Timberlands, LLC, Potlatch Land and Lumber, LLC, Minnesota Timberlands, LLC and Potlatch Timberlands, LLC, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 19, 2016.

(10)(r)*

Second Amended and Restated Credit Agreement dated as of February 14, 2018, by and among the Registrant and its wholly-owned subsidiaries as borrowers, Key Bank National Association as Administrative agent, swing line lender and L/C issuer, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 15, 2018.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Potlatch Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

(101)

The following financial information from Potlatch Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 16, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Balance Sheets at December 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements.

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
Michael J. Covey
Chairman of the Board and Chief Executive Officer

Date: February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 2018, by the following persons on behalf of the registrant in the capacities indicated.

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