Form 10-Q
period 2018-03-31
POTLATCHDELTIC CORP
filed 2018-05-09
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 1-32729

PotlatchDeltic Corporation

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

Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of May 4, 2018 was 62,755,031.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2018	2017
Revenues	$199,897	$149,681
Costs and expenses:
Cost of goods sold	139,155	112,498
Selling, general and administrative expenses	13,656	11,368
Deltic merger-related costs	19,255	—
	172,066	123,866
Operating income	27,831	25,815
Interest expense, net	(5,660)	(4,970)
Non-operating pension and other postretirement benefit costs	(1,857)	(1,906)
Income before income taxes	20,314	18,939
Income tax	(5,717)	(2,018)
Net income	$14,597	$16,921

Net income per share:
Basic	$0.29	$0.41
Diluted	$0.29	$0.41
Dividends per share	$0.40	$0.375
Weighted-average shares outstanding (in thousands):
Basic	50,425	40,778
Diluted	50,786	41,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net income	$14,597	$16,921
Other comprehensive income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net income, net of tax benefit of $(565) and $(837)	(1,608)	(1,310)
Amortization of actuarial loss included in net income, net of tax expense of $1,172 and $1,659	3,333	2,595
Cash flow hedge, net of tax (benefit) expense of $(32) and $31	(990)	48
Other comprehensive income, net of tax	735	1,333
Comprehensive income	$15,332	$18,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$102,340	$120,457
Customer receivables, net	28,212	11,240
Inventories	62,153	50,132
Other current assets	21,824	11,478
Total current assets	214,529	193,307
Property, plant and equipment, net	343,176	77,229
Investment in real estate held for development and sale	78,454	—
Timber and timberlands, net	1,704,341	654,476
Deferred tax assets, net	—	19,796
Trade name and customer relationships intangibles	19,000	—
Other long-term assets	12,853	8,271
Total assets	$2,372,353	$953,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,241	$55,201
Current portion of long-term debt	—	14,263
Current portion of pension and other postretirement employee benefits	6,057	5,334
Total current liabilities	81,298	74,798
Long-term debt	782,974	559,056
Pension and other postretirement employee benefits	131,959	103,524
Deferred tax liabilities, net	22,927	—
Other long-term obligations	17,753	15,159
Total liabilities	1,036,911	752,537
Commitments and contingencies
Stockholders' equity:
Common stock, $1 par value	62,755	40,612
Additional paid-in capital	1,480,402	359,144
Accumulated deficit	(90,334)	(104,363)
Accumulated other comprehensive loss	(117,381)	(94,851)
Total stockholders’ equity	1,335,442	200,542
Total liabilities and stockholders' equity	$2,372,353	$953,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,597	$16,921
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	12,635	6,702
Basis of real estate sold	3,605	4,790
Real estate development expenditures	(608)	—
Change in deferred taxes	(1,058)	(351)
Pension and other postretirement employee benefits	3,814	3,771
Equity-based compensation expense	3,094	1,157
Other, net	(542)	(1,007)
Funding of qualified pension plans	(8,098)	—
Change in working capital and operating-related activities, net	7,475	9,966
Net cash from operating activities	34,914	41,949

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,632)	(3,636)
Timberlands reforestation and roads	(2,860)	(2,645)
Other, net	232	(102)
Cash and cash equivalents acquired in Deltic merger	3,419	—
Net cash from investing activities	(2,841)	(6,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(25,102)	(15,228)
Proceeds from Potlatch revolving line of credit	100,000	—
Repayment of Potlatch revolving line of credit	(100,000)	—
Revolving line of credit repayment attributable to Deltic	(106,000)	—
Proceeds from issue of long-term debt	100,000	—
Repayment of long-term debt	(14,250)	—
Debt issuance costs	(2,409)	—
Other, net	(2,429)	(1,258)
Net cash from financing activities	(50,190)	(16,486)
Change in cash and cash equivalents	(18,117)	19,080
Cash and cash equivalents at beginning of period	120,457	82,584
Cash and cash equivalents at end of period	$102,340	$101,664

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$4,979	$3,130
Income taxes, net	$(113)	$148

NONCASH INVESTING AND FINANCING ACTIVITIES
Equity issued as consideration for our merger with Deltic	$1,142,775	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

For purposes of this report, any reference to “PotlatchDeltic,” “Potlatch,” “the company,” “we,” “us” and “our” means PotlatchDeltic Corporation and all of its wholly-owned subsidiaries, except where the context indicates otherwise.

We are a leading timberland real estate investment trust (REIT) with operations in seven states where we own nearly 2 million acres of timberland, six sawmills, an industrial grade plywood mill, a medium density fiberboard (MDF) plant and real estate development projects.

NOTE 1. BASIS OF PRESENTATION

Our unaudited condensed consolidated financial statements provide an overall view of our results and financial condition and include the results of Deltic Timber Corporation (Deltic) beginning February 21, 2018, the first full business day following the merger of Deltic into Portland Merger, LLC, a wholly-owned subsidiary of Potlatch (see Note 3: Merger with Deltic). Potlatch was renamed PotlatchDeltic Corporation immediately after consummation of the merger.

Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain disclosures normally provided in accordance with accounting principles generally accepted in the United States have been omitted. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 16, 2018. Results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the full year.

RECLASSIFICATIONS

Components of prior year pension plan and other postretirement benefit plan costs were reclassified to non-operating pension and other postretirement benefit costs to conform to the 2018 presentation. See Note 2: Recent Accounting Pronouncements.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards – Recently Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014‑09, Revenue from Contracts with Customers: Topic 606 (ASU No. 2014-09), which requires an entity to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU No. 2014-09 also included other guidance, including the presentation of a gain or loss recognized on the sale of a long-lived asset or a nonfinancial asset. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 by one year. We adopted ASU No. 2014-09 on January 1, 2018 using the cumulative effect method. There was no adjustment to accumulated deficit upon adoption. Adoption of this ASU resulted in expanded disclosures, but did not have a material impact on our condensed consolidated financial statements, processes or internal controls. See Note 5: Revenue Recognition for our expanded disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an entity to present service cost within compensation expense and the other components of net benefit cost outside of income from operations. We adopted this ASU retrospectively on January 1, 2018, have reclassified non-service costs from operating income to non-operating costs. There was no change to income before income taxes. The adjustments made to the Consolidated Statements of Income for the three months ended March 31, 2017 are as follows:

	March 31, 2017
(Dollars in thousands)	Previously Reported	Effect of Change	As Adjusted
Operating income	$23,909	1,906	$25,815

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. We adopted this ASU on January 1, 2018 on a modified retrospective basis through a $1.3 million cumulative-effect adjustment directly to accumulated deficit as of January 1, 2018.

In January 2017, the FASB issued ASU No. 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or a business. We adopted this ASU on January 1, 2018 and accounted for the merger with Deltic as an acquisition of a business.

In February 2018, the FASB issued ASU No. 2018-2, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017, H.R. 1, Tax Cuts and Jobs Act (the Act). This ASU is effective for us on January 1, 2019, with early adoption permitted. We adopted this ASU on January 1, 2018 and reclassified the income tax effects of the Act on pension and other postretirement employee benefits and a cash flow hedge within accumulated other comprehensive loss to accumulated deficit. In future periods, our accounting policy will be to release income tax rate change effects from accumulated other comprehensive loss to accumulated deficit. Accordingly, at March 31, 2018, accumulated other comprehensive loss was increased by $23.3 million, with a corresponding decrease to accumulated deficit. See Note 12: Components of Accumulated Other Comprehensive Loss.

New Accounting Standards – Recently Issued

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, among other things, requires lessees to recognize most leases on the balance sheet. We have operating leases covering office space, equipment and vehicles expiring at various dates through 2033, which would require a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, to be recognized in the statement of financial position. Lease costs would generally continue to be recognized on a straight-line basis. While we are continuing to assess and document the effects of this ASU, we expect our right-of use assets and lease liabilities will approximate our current future minimum lease payments required under our operating leases, which were $14.4 million at December 31, 2017. This ASU is effective for us on January 1, 2019.

NOTE 3. MERGER WITH DELTIC

On February 20, 2018 (merger date), Deltic merged into Portland Merger, LLC, a wholly-owned subsidiary of Potlatch. Deltic owned approximately 530,000 acres of timberland, operated two sawmills and a medium density fiberboard plant and was engaged in real estate development primarily in Arkansas. The merger creates a combined company with a diversified timberland base of nearly 2 million acres, including approximately 930,000 acres in Arkansas. It uniquely positions us to expand our integrated model of timberland ownership and lumber manufacturing, provide significant tax savings on Deltic’s timber harvest earnings and increase our exposure to the fast-growing Texas housing market.

Under the merger agreement, each issued and outstanding share of Deltic common stock was exchanged for 1.80 shares of Potlatch common shares, with cash paid in lieu of any fractional shares. Upon consummation of the merger, all outstanding Deltic stock options (which fully vested as of the merger date) and restricted stock units (RSUs) were converted into Potlatch stock options and RSUs, after giving effect to the 1.80 exchange ratio. Because the Deltic stock options are fully vested and relate to services rendered to Deltic prior to the merger, the replacement stock options are also fully vested and their fair value is included in the consideration transferred. A portion of the replacement RSUs relate to services to be performed post-merger and therefore are not included in consideration transferred. See additional details about replacement share-based payment awards in Note 13: Equity-Based Compensation.

The following table summarizes the total consideration transferred in the merger:

(Dollars in thousands, except share and per share amounts)
Number of shares of Deltic common stock outstanding[1]	12,121,223
Number of Deltic performance awards[2]	90,515
12,211,738
Exchange ratio[3]	1.80
Potlatch shares issued	21,981,128
Price per Potlatch common share[4]	$51.95
Aggregate value of Potlatch common shares issued	$1,141,920
Cash paid in lieu of fractional shares	14
Fair value of stock options and RSUs[5]	841
Consideration transferred	$1,142,775
[1]	Number of shares of Deltic common stock issued and outstanding as of February 20, 2018, net of fractional shares.
[2]	Number of shares of Deltic performance awards for pre-combination services rendered that vested upon closing of the merger.
[3]	Exchange ratio per the merger agreement.
[4]	Closing price of Potlatch common shares on February 20, 2018.
[5]	Fair value of Deltic stock options for pre-combination services rendered that vested upon closing of the merger, as well as RSUs for pre-combination services rendered.

Potlatch and Deltic’s Chief Executive Officer entered into a consulting agreement for a two-year term for $1.85 million. The agreement was terminated in the first quarter of 2018, however, payments are required to be paid through the end of the 24-month term. This agreement was considered a separate transaction from the business combination, therefore $1.85 million was recorded as merger costs in the first quarter of 2018.

We expensed approximately $19.3 million of merger-related costs during the first quarter of 2018. See Note 14: Merger, Integration and other Costs for the components of merger-related costs. These costs are included in Deltic merger-related costs in our Condensed Consolidated Statements of Income.

The amount of revenue and loss before income taxes from acquired Deltic operations included in our Condensed Consolidated Statement of Income from February 21, 2018 to March 31, 2018 are as follows:

(Dollars in thousands)	March 31, 2018
Net sales	$28,806
Loss before income taxes	$(9,002)

Summarized unaudited pro forma information that presents combined amounts as if this merger occurred at the beginning of 2017 is as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2018	2017
Net sales	$238,560	$202,896
Net earnings attributable to PotlatchDeltic common shareholders	$32,783	$15,464
Basic earnings per share attributable to PotlatchDeltic common Shareholders	0.49	0.23
Diluted earnings per share attributable to PotlatchDeltic common shareholders	0.49	0.23

Pro forma net earnings attributable to PotlatchDeltic common shareholders excludes $24.7 million non-recurring merger-related costs incurred in the first quarter of 2018 by both companies. This includes $5.4 million of merger-related costs incurred by Deltic prior to the merger. No non-recurring merger-related costs were incurred during the first quarter of 2017. Pro forma basic and diluted earnings per share includes 3.9 million shares, which is the approximate amount of the stock dividend to be issued in connection with the earnings and profits (E&P) distribution. Prior to December 31, 2018, Deltic’s E&P will be distributed to shareholders of the combined company in a special distribution consisting of 80% stock and 20% cash. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

PotlatchDeltic has accounted for the merger transaction as the acquirer and has applied the acquisition method of accounting. Under the acquisition method, the assets acquired and liabilities assumed from Deltic were generally recorded as of the date of the merger at their respective estimated fair values.

Our March 31, 2018 Condensed Consolidated Balance Sheet includes the assets and liabilities of Deltic, which have been measured at fair value as of the merger date. The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were generally based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in

ASC 820, Fair Value Measurements and Disclosures, with the exception of certain long-term debt instruments assumed in the acquisition that can be valued using observable market inputs and are therefore Level 2 measurements. The income approach was primarily used to value acquired timber and timberlands and real estate held for development and sale. The income approach estimates fair value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flows are discounted at rates of return that reflect the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. The market approach was primarily used to value long-term debt instruments. The market approach estimates fair value for an asset based on values of recent comparable transactions.

Preliminary estimated fair values of identifiable assets acquired and liabilities assumed as of the merger date are as follows:

(Dollars in thousands)
ASSETS
Cash and cash equivalents	$3,419
Customer receivables, net	12,709
Inventories	17,316
Other current assets	8,276
Real estate held for development and sale	79,000
Property, plant and equipment	265,901
Timber and timberlands	1,060,000
Trade name and customer relationships intangibles	19,000
Other long-term assets	2,010
Total assets acquired	1,467,631
LIABILITIES
Accounts payable and accrued liabilities	12,604
Current portion of pension and other postretirement employee benefits	754
Long-term debt	229,968
Pension and other postretirement employee benefits	36,155
Deferred tax liabilities, net	44,439
Other long-term liabilities	936
Total liabilities assumed	324,856
Net assets acquired	$1,142,775

These estimated fair values are preliminary in nature and subject to adjustments, which could be material. We have not identified any material unrecorded pre-merger contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. We are currently in the process of finalizing our valuations related to the following:

•	Timber and timberlands, including oil and gas leases
•	Property, plant and equipment
•	Real estate held for development and sale
•	Intangible assets, which includes trade names and customer relationships
•	Other contractual rights and obligations

Our valuations will be finalized when certain information arranged to be obtained has been received, our review of that information has been completed and our review of the underlying assumptions within the valuation models has been completed. Prior to the finalization of the purchase price allocation, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation.

NOTE 4. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2018	2017
Net income	$14,597	$16,921

Basic weighted-average shares outstanding	50,424,910	40,777,901
Incremental shares due to:
Performance shares	328,478	257,021
Restricted stock units	32,796	35,687
Diluted weighted-average shares outstanding	50,786,184	41,070,609

Basic net income per share	$0.29	$0.41
Diluted net income per share	$0.29	$0.41

We issued 22.0 million shares in connection with the Deltic merger. See Note 3: Merger with Deltic.

For the three months ended March 31, 2018 and 2017, there were 64,217 and 81,440 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

NOTE 5. REVENUE RECOGNITION

The majority of our revenues are derived from the sale of delivered logs, manufactured wood products, residual by-products and real estate. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

Performance Obligations

A performance obligation, as defined in ASC 606, is a promise in a contract to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue at the point in time, or over the period, in which the performance obligation is satisfied.

Performance obligations associated with delivered log and residual sales are typically satisfied when the logs and residuals are delivered to our customers’ mills. Performance obligations associated with the sale of wood products are typically satisfied when the products are shipped (FOB shipping point) or upon delivery to our customer (FOB destination). Shipping and handling costs for all wood product and residual sales are accounted for as cost of goods sold.

ASC Topic 606 requires entities to consider significant financing components of contracts with customers, though allows for the use of a practical expedient when the period between satisfaction of a performance obligation and payment receipt is one year or less. Given the nature of our revenue transactions, we have elected to utilize this practical expedient. Substantially all of our performance obligations are satisfied as of a point in time. We have also elected to use the practical expedient to not disclose unsatisfied or partially satisfied performance obligations as all unsatisfied contracts are expected to be satisfied in less than one year.

Performance obligations associated with real estate sales are generally satisfied at a point in time when all conditions of closing have been met.

Contract Estimates

The transaction price for log and residual sales is determined using contractual rates applied to delivered volumes. The contractual rates are generally based on prevailing market prices and payment is generally due from customers within one month or less of delivery. For log and residual sales subject to long-term supply agreements, the transaction price is variable but is known at the time of delivery. For wood products sales, the transaction price is generally the amount billed to the customer based on the prevailing market price for the products shipped but may be reduced slightly for estimated cash discounts.

There are no significant contract estimates related to the real estate business.

Contract Balances

In general, a customer receivable is recorded as we ship and/or deliver wood products, logs and residuals. We generally receive payment shortly after products have been received by our customers. Contract asset and liability balances, such as prepayments, are immaterial. For real estate sales, we typically receive the entire consideration in cash at closing.

Major Products

The following table represents our revenues by major product. For additional information regarding our segments, see Note 17: Segment Information.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Resource
Northern region
Sawlogs	$49,584	$32,086
Pulpwood	1,780	1,954
Stumpage	79	142
Other	216	253
	51,659	34,435
Southern region
Sawlogs	14,030	8,689
Pulpwood	8,970	7,642
Stumpage	391	82
Other	1,456	920
	24,847	17,333
Total Resource revenues	$76,506	$51,768

Wood Products
Lumber	94,993	64,872
Panels	28,891	17,695
Residuals	15,931	13,025
	$139,815	$95,592
Real Estate
Rural real estate	8,833	14,504
Development real estate	1,219	—
Other	503	—
	$10,555	$14,504
Total segment revenues	226,876	161,864
Intersegment Resource revenues[1]	(26,979)	(12,183)
Total consolidated revenues	$199,897	$149,681

1 Intersegment revenues are based on prevailing market prices of logs sold by our Resource segment to the Wood Products segment.

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS

INVENTORIES

(Dollars in thousands)	March 31, 2018	December 31, 2017
Logs	$16,827	$20,133
Lumber, panels and veneer	33,467	20,889
Materials and supplies	11,859	9,110
Total inventories	$62,153	$50,132

OTHER CURRENT ASSETS

(Dollars in thousands)	March 31, 2018	December 31, 2017
Rural real estate held for sale	$9,817	$7,721
Taxes receivable	6,838	—
Prepaid expenses	3,197	2,862
Other receivables	1,972	882
Interest rate swaps	—	13
Total other current assets	$21,824	$11,478

PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	March 31, 2018	December 31, 2017
Property, plant and equipment	$528,800	$259,437
Less: accumulated depreciation	(185,624)	(182,208)
Total property, plant and equipment, net	$343,176	$77,229

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

(Dollars in thousands)	March 31, 2018	December 31, 2017
Accrued payroll and benefits	$13,700	$18,110
Accounts payable	14,173	9,361
Accrued interest	9,285	6,385
Accrued taxes	17,818	5,103
Avery Landing accrual (see Note 16: Commitments and Contingencies)	6,000	6,000
Other current liabilities	14,265	10,242
Total accounts payable and accrued liabilities	$75,241	$55,201

NOTE 7. TIMBER AND TIMBERLANDS

(Dollars in thousands)	March 31, 2018	December 31, 2017
Timber and timberlands	$1,627,669	$581,648
Logging roads	76,672	72,828
Total timber and timberlands, net	$1,704,341	$654,476

NOTE 8. DEBT

MEDIUM-TERM NOTES

We repaid $14.3 million of our medium-term notes in Q1 2018.

REVENUE BONDS

We assumed the obligations relating to the Letter of Credit supporting Deltic’s $29.0 million Union County, Arkansas Taxable Industrial Revenue Bonds 1998 Series due October 1, 2027. Neither the State of Arkansas nor Union County, Arkansas has any liability under the bonds. Contemporaneously with the issuance of the bonds, Deltic’s subsidiary (Del-Tin) and Union County entered into a lease agreement that obligated Del-Tin to make lease payments in an amount necessary to fund the debt service on the bonds. Under the terms of the loan agreement, a standby letter of credit to benefit the holders of the bonds is required. The irrevocable standby letter of credit was amended and re-issued on February 20, 2018, in the amount of $29.7 million, expiring April 13, 2023. These bonds bear interest at a variable rate determined weekly by the remarketing agent. Interest is payable monthly.

TERM LOANS

On March 22, 2018, we entered into a Second Amended and Restated Term Loan Agreement, which amended the existing term loan agreement dated December 14, 2014. The agreement includes an additional $100 million of new loans and a $100 million loan assumed in connection with the Deltic merger. The interest coverage ratio and leverage ratio financial covenants are unchanged (at least 3.00 to 1.00 and no more than 40%, respectively). The limitation on timberland acre sales was eliminated.

We repaid the balance of Deltic’s $106 million credit facility borrowing upon closing of the merger. The repayment was funded by a $100 million borrowing under our credit facility and $6 million of available cash. We subsequently refinanced the $100 million credit facility borrowing with the additional $100 million of tranches of term loans under the Second Amended and Restated Term Loan Agreement.

The following summarizes the three term loan tranches added in the first quarter of 2018:

•	one $100 million tranche maturing 2025 with a fixed rate of 4.05% assumed in connection with the merger;
•	one $65 million tranche maturing 2028 at a variable rate based on one-month LIBOR plus 1.95%; and
•	one $35 million tranche maturing 2028 at a variable rate based on one-month LIBOR plus 1.95%.

CREDIT AGREEMENT

On February 14, 2018, we entered into a Second Amended and Restated Credit Agreement with an expiration date of April 13, 2023. The amended agreement increases our revolving line of credit to $380 million, which may be increased by up to an additional $420 million. It also includes a sublimit of $75 million for the issuance of standby letters of credit and a sublimit of $25 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit.

Pricing is set according to the type of borrowing. LIBOR Loans are issued at a rate equal to the LIBOR Rate, while Base Rate Loans are issued at a rate equal to the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its “prime rate” and (c) the sum of the LIBOR that would apply to a one month Interest Period plus 1.00%. The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 0.875% to 1.70% for LIBOR loans and from 0% to 0.70% for Base Rate loans, depending on our current credit rating. As of March 31, 2018, we were able to borrow under the bank credit facility with the additional applicable rate of 1.50% for LIBOR Loans and 0.50% for Base Rate Loans, with facility fees of 0.25% on the $380 million of the bank credit facility.

The interest coverage ratio and leverage ratio financial covenants are unchanged (at least 3.00 to 1.00 and no more than 40%, respectively). The limitation on timberland acre sales was eliminated.

NOTE 9. DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks.

Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset or liability to a particular risk, such as interest rate risk, are considered fair value hedges. We had three fair value interest rate swaps with notional amounts totaling $14.3 million, which matured during the first quarter of 2018. A $50 million notional fair value swap associated with our senior notes was terminated in December 2017 at a cost of $0.4 million. The termination cost has been recorded as a reduction to the carrying value of our long-term debt and will be amortized to earnings through the original maturity date of November 2019. Approximately $0.2 million will be recorded as interest expense over the next twelve months.

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. We have two interest rate swaps to convert variable-rate debt, comprised of 1-month and 3-month LIBOR plus a spread, to fixed-rate debt. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the swaps. Therefore, changes in fair value are recorded as a component of other comprehensive income and will be recognized in earnings when the hedged interest rates affect earnings. The amounts paid or received on the swaps will be recognized as adjustments to interest expense. As of March 31, 2018, the amount of net losses expected to be reclassified into earnings in the next 12 months is $0.5 million.

The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Location	March 31, 2018	December 31, 2017	Location	March 31, 2018	December 31, 2017
Derivatives designated in fair value hedging relationships:
Interest rate contracts	Other assets, current	$—	$13		$—	$—
Interest rate contracts	Other assets, non-current	—	—		—	—
		$—	$13		$—	$—

Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, non-current	$1,869	$1,156	Other long-term obligations	$1,670	$—

The following table details the effect of derivatives on our Consolidated Statements of Income:

		Three Months Ended March 31,
(Dollars in thousands)	Location	2018	2017
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain (loss) on interest rate contracts[1]	Interest expense	$(36)	$167

Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Loss recognized in other comprehensive income, net of tax (effective portion)		$(992)	$(2)
Loss reclassified from accumulated other comprehensive income (effective portion)[1]	Interest expense	$(2)	$(50)
[1]

Realized gain (loss) on hedging instruments consists of net cash settlements and interest accruals on the fair value interest rate swaps during the periods. Net cash settlements are included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.

NOTE 10. FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of our financial instruments:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (Level 1)	$102,340	$102,340	$120,457	$120,457

Derivative assets related to interest rate swaps (Level 2)	$1,869	$1,869	$1,169	$1,169
Derivative liabilities related to interest rate swaps (Level 2)	$(1,670)	$(1,670)	$—	$—

Long-term debt, including current portion (Level 2):
Term loans	$(543,500)	$(538,306)	$(343,500)	$(345,222)
Senior notes	(149,592)	(159,375)	(149,528)	(161,063)
Revenue bonds	(94,735)	(93,775)	(65,735)	(63,967)
Medium-term notes	(3,000)	(3,511)	(17,250)	(18,227)
Total long-term debt[1]	$(790,827)	$(794,967)	$(576,013)	$(588,479)

Company owned life insurance asset (COLI) (Level 3)	$2,241	$2,241	$1,996	$1,996
[1]	The carrying amount of long-term debt above excludes unamortized discounts.

For cash and cash equivalents and any revolving line of credit borrowings, the carrying amount approximates fair value due to the short-term nature of these financial instruments.

The fair value of interest rate swaps are determined using discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate forward curves.

The fair value of our long-term debt is estimated based upon quoted market prices for similar debt issues or estimated based on average market prices for comparable debt when there is no quoted market price.

The contract value of our COLI, the amount at which it could be redeemed, is used to estimate fair value because market prices are not readily available.

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended March 31,
	Pension		OPEB
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$1,913	$1,862	$44	$3
Interest cost	3,914	4,081	319	321
Expected return on plan assets	(4,708)	(4,603)	—	—
Amortization of prior service cost (credit)	46	72	(2,219)	(2,219)
Amortization of actuarial loss	4,150	3,856	355	398
Net periodic cost (benefit)	$5,315	$5,268	$(1,501)	$(1,497)

The following tables detail the pension and OPEB changes in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended March 31, 2018
(Dollars in thousands)	Pension	OPEB	Total
Balance at December 31, 2017	$100,611	$(5,055)	$95,556
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(34)	1,642	1,608
Actuarial loss	(3,071)	(262)	(3,333)
Total reclassification for the period	(3,105)	1,380	(1,725)
Amounts reclassified from AOCL	23,787	(372)	23,415
Balance at March 31, 2018	$121,293	$(4,047)	$117,246

	Three Months Ended March 31, 2017
(Dollars in thousands)	Pension	OPEB	Total
Balance at December 31, 2016	$120,627	$(9,182)	$111,445
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(44)	1,354	1,310
Actuarial loss	(2,352)	(243)	(2,595)
Total reclassification for the period	(2,396)	1,111	(1,285)
Balance at March 1, 2017	$118,231	$(8,071)	$110,160
[1]	Amortization of prior service credit (cost) and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

See Note 2: Recent Accounting Pronouncements discussing the $23.4 million reclassification from AOCL to accumulated deficit.

FUNDED STATUS OF AQUIRED PENSION PLAN ASSETS AND ASSUMED BENEFIT OBLIGATIONS

Consistent with accounting for the merger as the acquirer in a business combination (see Note 3: Merger with Deltic), pension assets acquired and benefit obligations assumed were remeasured to reflect their funded status as of the date of the acquisition. This included updating asset values and updating discount rates to reflect market conditions as of the date of the merger. The funded status of plan assets and the benefit obligations as of February 20, 2018 were as follows:

•	$38.7 million qualified pension plan assets
•	$62.0 million qualified and non-qualified pension plan projected benefit obligation
•	$13.5 million OPEB accumulated benefit obligation

FUNDING AND BENEFIT PAYMENTS

During the three months ended March 31, 2018 and 2017, we paid non-qualified supplemental pension benefits of $0.5 million and $0.4 million and OPEB benefits of $0.6 million and $0.6 million, respectively. We also made qualified pension benefit contributions of $8.1 million during the first quarter of 2018.

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details the changes in our accumulated other comprehensive loss (AOCL) on our Condensed Consolidated Balance Sheets for the three months ended March 31, 2018, net of tax.

(Dollars in thousands)	Gains and losses on cash flow hedge	Pension Plans	OPEB	Total
Balance at December 31, 2017	$(705)	$100,611	$(5,055)	$94,851
Amounts arising during the period	992	(3,105)	1,380	(733)
Amounts reclassified from AOCL to interest expense	(2)	—	—	(2)
Amounts reclassified from AOCL to accumulated deficit	(150)	23,787	(372)	23,265
Net change	840	20,682	1,008	22,530
Balance at March 31, 2018	$135	$121,293	$(4,047)	$117,381

Amounts in parenthesis indicate credits.

Amounts reclassified from AOCL to accumulated deficit reflect the adoption of ASU No. 2018-2, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 2: Recent Accounting Pronouncements. See also Note 9: Derivative Instruments and Note 11: Pension and Other Postretirement Employee Benefits for additional information regarding amounts arising during the period.

NOTE 13. EQUITY-BASED COMPENSATION

As of March 31, 2018, we had three stock incentive plans under which performance shares, restricted stock units (RSUs) and deferred compensation stock equivalent units were outstanding. These plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At March 31, 2018, approximately 0.3 million shares were authorized for future use under those plans. Upon closing of the merger with Deltic, we assumed Deltic’s stockholder approved 2002 Incentive Plan and set aside and reserved 0.25 million shares for issuance under the plan. We issue new shares of common stock to settle performance shares, restricted stock units and deferred compensation stock equivalent units.

The following table details equity-based compensation expense and the related income tax benefit:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Employee equity-based compensation expense:
Performance shares	$936	$868
Restricted stock units	480	289
Accelerated share-based termination benefits in connection with the merger	1,678	—
Total employee equity-based compensation expense	$3,094	$1,157

Deferred compensation stock equivalent units expense	$185	$161

Total tax benefit recognized for share-based expense	$111	$93

PERFORMANCE SHARES

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards in 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Stock price as of valuation date	$54.00	$43.60
Risk-free rate	2.46%	1.61%
Expected volatility	23.74%	24.22%
Expected dividends	2.96%	3.44%
Expected term (years)	3.00	3.00
Fair value	$75.37	$53.85

The following table summarizes outstanding performance share awards as of March 31, 2018 and changes during the three months ended March 31, 2018:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1, 2018	200,631	$39.19
Granted	67,747	$75.37
Unvested shares outstanding at March 31, 2018	268,378	$48.32	$13,969

As of March 31, 2018, there was $7.9 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted-average period of 1.5 years.

RESTRICTED STOCK UNITS

The following table summarizes outstanding RSU awards as of March 31, 2018 and changes during the three months ended March 31, 2018:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at January 1, 2018	67,871	$32.87
Granted	25,584	$53.74
Vested	(500)	$40.13
Unvested shares outstanding at March 31, 2018	92,955	$38.58	$4,838

The fair value of each RSU equaled our common share price on the date of grant. As of March 31, 2018, there was $2.2 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted-average period of 1.5 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

Through December 31, 2017, a long-term incentive award was granted annually to our directors and payable upon a director's separation from service. Commencing May 2018, directors will receive restricted stock unit awards that may be deferred. Directors may also elect to defer their quarterly retainers, which may be payable in the form of stock. All stock unit equivalent accounts are credited with dividend equivalents. As of March 31, 2018, there were 143,340 shares outstanding that will be distributed in the future to directors as common stock.

Issuance of restricted stock units awarded to certain officers and select employees may also be deferred. All stock unit equivalent accounts are credited with dividend equivalents. As of March 31, 2018, there were 74,637 RSUs which had vested, but issuance of the related stock had been deferred.

REPLACEMENT RESTRICTED STOCK UNIT AWARDS

The replacement RSUs issued as a result of the merger with Deltic have four-year vesting terms. During the vesting period, the grantee may vote and receive dividends on the shares, but the shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates. Expense for replacement RSUs will continue to be recognized over the remaining service period unless a qualifying termination occurs. A qualifying termination of an awardee will result in acceleration of vesting and expense recognition in the period that the qualifying termination occurs. Qualifying terminations during the first quarter resulted in accelerated vesting of 35,471 of the replacement RSUs and recognition of $1.7 million of expense. This accelerated expense recognition is included in merger-related integration costs as described in Note 14: Merger, Integration and other Costs.

NOTE 14. MERGER, INTEGRATION AND OTHER COSTS

In connection with the merger with Deltic, we incurred costs such as advisory, legal, accounting, valuation and other professional or consulting fees. Restructuring costs relate to termination benefits and integration costs to combine business processes and locations.

(Dollars in thousands)	Three Months Ended March 31, 2018
Merger costs	$10,261
Restructuring costs:
Termination benefits	8,558
Professional services	302
Other	134
8,994
Total merger and restructuring costs	$19,255

.

During the first quarter of 2018, we incurred termination benefits, which included accelerated share-based payment costs, for qualifying terminations. Employee termination benefits considered postemployment benefits are accrued when the obligation is probable and estimable, such as benefits stipulated by human resource policies. If the employee must provide future service greater than 60 days, such benefits are expensed ratably over the future service period. Accrued termination benefits are recorded in accrued payroll and benefits within accounts payable and accrued liabilities as detailed in Note 6: Certain Balance Sheet Components. Accrued termination benefits at March 31, 2018 are expected to be paid within one year.

Changes in accrued severance related to restructuring were as follows:

(Dollars in thousands)
Accrued severance as of December 31, 2017	$—
Charges	8,558
Payments	(7,264)
Accrued severance as of March 31, 2018	$1,294

NOTE 15. INCOME TAXES

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

Deltic’s REIT qualifying activities were also not subject to federal and state corporate income taxes commencing on the date of the merger. Deltic’s wood products manufacturing operations and real estate activities, which are conducted through TRS subsidiaries, are subject to corporate level federal and state income taxes.

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the Tax Act), was enacted. The Tax Act contained significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The primary impact of the Tax Act provisions in 2018 was a reduction to our TRS’s effective tax, resulting in $2.1 million in lower taxes in the first quarter of 2018.

NOTE 16. COMMITMENTS AND CONTINGENCIES

In January 2007, the Environmental Protection Agency (EPA) notified us that we were a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We owned a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we owned at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad's operations at the site prior to 1980. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). The EPA cleanup was completed in October 2012. On April 4, 2013, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. Our remediation was completed in October 2013. In 2016, the EPA confirmed that Potlatch had completed the cleanup and subsequent monitoring required by the unilateral order. On September 25, 2015, the EPA sent us a letter asserting that the EPA and the Department of Transportation (the current owner of a portion of the adjacent property remediated by the EPA) (DOT) had incurred $9.8 million in unreimbursed response costs associated with the site and that we were liable for such costs. We executed six tolling agreements with the EPA and DOT suspending the statute of limitations on the claim until March 31, 2018 in order to facilitate negotiations of a final settlement. On December 22, 2017, we sold the land at Avery Landing. On April 10, 2018, the United States District Court for the District of Idaho granted a motion to enter a Consent Decree negotiated by the parties releasing us and our affiliates from any further liability for past response costs incurred by the United States Government in exchange for a final settlement payment of $6 million, which was paid in April 2018.

NOTE 17. SEGMENT INFORMATION

Our businesses are organized into three reportable operating segments: Resource, Wood Products and Real Estate. Management activities in the Resource segment include planting and harvesting trees and building and maintaining roads. The Resource segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights leases, oil and gas royalties, biomass production and carbon sequestration. The Wood Products segment manufactures and markets lumber, plywood and MDF. The business of our Real Estate segment consists primarily of the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives. The Real Estate segment engages in master planned communities and development activities through Potlatch TRS.

Effective February 20, 2018, we changed our operating segment disclosures in order to reflect the new measure of operating profit discussed below that management uses to allocate resources and assess performance. Management adopted the new measure due to the merger with Deltic. The significant increase in the company’s post-merger assets and the related fair value purchase accounting adjustments to acquired Deltic assets created a lack of comparability associated with the historical performance measures. This change has been reflected in the segment information for the three months ended March 31, 2018. The segment information presented for comparative purposes for the three months ended March 31, 2017 has also been revised to reflect this change.

The reporting segments follow the same accounting policies used for our Condensed Consolidated Financial Statements, with the exception of the valuation of inventories. All segment inventories are reported using the average cost method and the LIFO reserve is recorded at the corporate level. Management primarily evaluates the performance of its segments and allocates resources to them based upon Adjusted EBITDDA. EBITDDA is calculated as net income (loss) before interest expense, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses. Although Adjusted EBITDDA is not a measure of financial condition or performance determined in accordance with GAAP, the company uses Adjusted EBITDDA to compare the operating performance of its segments on a consistent basis and to evaluate the performance and effectiveness of its operational strategies. The company’s calculation of Adjusted EBITDDA may not be comparable to that reported by other companies.

The following table summarizes information on revenues, Adjusted EBITDDA, depreciation, depletion and amortization and basis of real estate sold for each of the company’s reportable segments and includes a reconciliation of segment Adjusted EBITDDA to income before income taxes:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Revenues:
Resource	$76,506	$51,768
Wood Products	139,815	95,592
Real Estate	10,555	14,504
	226,876	161,864
Intersegment Resource revenues[1]	(26,979)	(12,183)
Consolidated revenues	$199,897	$149,681

Adjusted EBITDDA:
Resource	$37,697	$19,343
Wood Products	28,950	10,769
Real Estate	8,002	13,460
Corporate	(8,716)	(7,692)
Eliminations and adjustments	(1,201)	1,040
Total Adjusted EBITDDA	64,732	36,920
Basis of real estate sold	(3,605)	(4,790)
Depreciation, depletion and amortization	(12,196)	(6,329)
Interest expense, net	(5,660)	(4,970)
Non-operating pension and other postretirement employee benefits	(1,857)	(1,906)
Gain on fixed assets	4	14
Inventory purchase price adjustment in cost of goods sold[2]	(1,849)	—
Deltic merger-related costs[3]	(19,255)	—
Income before income taxes	$20,314	$18,939

Depreciation, depletion and amortization:
Resource	$8,646	$4,384
Wood Products	3,354	1,827
Real Estate	40	1
Corporate	156	117
	12,196	6,329
Bond discounts and deferred loan fees[4]	439	373
Total depreciation, depletion and amortization	$12,635	$6,702

Basis of real estate sold:
Real Estate	$3,723	$4,809
Eliminations and adjustments	(118)	(19)
Total basis of real estate sold	$3,605	$4,790
[1]	Intersegment revenues are based on prevailing market prices of logs sold by our Resource segment to the Wood Products segment.
[2]	The effect on cost of goods sold for fair value adjustments to the carrying amounts of inventory acquired in business combinations.
[3]	For integration and restructuring costs related to the merger with Deltic see Note 14: Merger, Integration and Other Costs.
[4]	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statement of Income.

A reconciliation of our business segment total assets to total assets in the Condensed Consolidated Balance Sheet is as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Total assets:
Resource[1]	$1,731,727	$670,240
Wood Products	430,764	154,479
Real Estate[2]	86,915	—
	2,249,406	824,719
Corporate	122,947	128,360
Total consolidated assets	$2,372,353	$953,079

1        We do not report rural real estate separate from Resource as we do not report these assets separately to management.

2          Real Estate assets primarily consist of real estate development acquired with the Deltic merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expected accretion to cash available for distribution per share in the first year of the Deltic merger, expected $50 million in annual synergies and operational improvements by 2019, fair value of hedging instruments and swaps, expected return on pension assets, recognition of compensation costs relating to our performance shares and RSUs, the distribution of Deltic’s earnings and profits prior to December 31, 2018, required contributions to pension plans, expected amortization of unrecognized compensation cost of performance share awards and RSUs, payment of accrued termination benefits within one year, 2018 housing starts, 2018 capital expenditures and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	changes in the United States and international economies;
•	changes in interest rates and discount rates;
•	changes in the level of residential and commercial construction and remodeling activity;
•	changes in tariffs, quotas and trade agreements involving wood products;
•	changes in demand for our products;
•	changes in production and production capacity in the forest products industry;
•	competitive pricing pressures for our products;
•	unanticipated manufacturing disruptions; and
•	our ability to successfully realize the expected benefits from the merger with Deltic.

For a discussion of some of the factors that may affect our business, results and prospects and a nonexclusive listing of forward-looking statements, refer to Cautionary Statement Regarding Forward-Looking Information on page 1 and Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

Non-GAAP Measures

To supplement our financial statements presented in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP measures on a consolidated basis, including Cash Available for Distribution, (CAD) and Adjusted EBITDDA, which are defined and further explained in Performance and Liquidity Measures below. A reconciliation of such measures to the nearest GAAP measures can also be found in Performance and Liquidity Measures below. Refer to Note 17: Segment Information of the condensed consolidated financial statements for information related to the use of segment Adjusted EBITDDA and a reconciliation of such measures as required by GAAP. Our definitions of these non-GAAP measures may differ from similarly titled measures used by others. These non-GAAP measures should be considered supplemental to and not a substitute for, financial information prepared in accordance with GAAP.

Our Company

We are a leading timberland real estate investment trust (REIT) with operations in seven states where we own nearly two million acres of timberland, six sawmills, an industrial grade plywood mill, a medium density fiberboard plant and real estate development projects. Our business is organized into three business segments: Resource, Wood Products and Real Estate. Our Resource segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and typically represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues.

In our discussions of consolidated results of operations, our revenues are reported after elimination of intersegment revenues. In our discussion by business segment, each segment's revenues are presented before the elimination of intersegment revenues.

The operating results of our Resource, Wood Products and Real Estate business segments have been and will continue to be influenced by a variety of factors, including cyclical fluctuations in the forest products industry, changes in timber prices and in harvest levels from our timberlands, weather conditions, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, changes in lumber and panel prices, the efficiency and level of capacity utilization of our wood products manufacturing operations, changes in our principal expenses such as log costs, asset or business acquisitions or dispositions and other factors.

Merger with Deltic

On October 22, 2017, Potlatch, Portland Merger, LLC, a wholly owned subsidiary of Potlatch, and Deltic entered into an Agreement and Plan of Merger (Merger Agreement). At the effective time on February 20, 2018, Deltic merged into Portland Merger, LLC, with Portland Merger, LLC continuing as the surviving entity. Following the merger, Potlatch Corporation was renamed PotlatchDeltic Corporation (PotlatchDeltic). See Note 3: Merger with Deltic for additional details surrounding the merger.

Synergies

PotlatchDeltic has identified a target of $50 million in CAD synergies arising from the merger with Deltic. The $50 million synergy run rate is expected to be achieved by 2019. Synergies are being tracked in four categories: 1) increased sustainable harvest; 2) expanded lumber production; 3) REIT tax savings; and 4) lower selling, general and administrative expenses. The following table summarizes the target savings.

(Dollars in millions)	Target Savings	Run Rate Savings to Date	Description
Sustainable harvest	$10	$10	Increased harvest to sustainable levels in line with industry standards
Expanded lumber production	18	4	Lumber production gains from capital investments in additional drying capacity, increased operating hours and additional improvements
REIT tax savings	7	7	Deltic assets taxed as a REIT
SG&A expenses	15	9	Personnel reductions and system and process integration
	$50	$30

Business and Economic Trends

The demand for timber is directly affected by the underlying demand for lumber and other wood-products, as well as by the demand for pulp, paper and packing. Our Resource and Wood Products segments are impacted by demand for new homes in the United States housing market and by repair and remodeling activity.

During the first quarter of 2018, new home demand and repair and remodeling activity continued to reflect moderate improvement supported by low unemployment, wage growth, household formation and consumer confidence. The millennial generation has started to form households and have children, which combined with the favorable economic backdrop, should support an ongoing recovery in new single-family home construction.

Increased lumber demand coupled with transportation issues pushed lumber prices higher and contributed to our strong results in Wood Products. The Northern region of the Resource segment saw favorable log pricing as a result of the strength in lumber markets. The Southern region of the Resource segment has ample log availability to meet growing demand, which has kept pine sawlog prices at relatively low levels. However, new lumber capacity and continued demand growth should begin to narrow the supply-demand gap over time.

Consolidated Results

The following table sets forth changes in our Consolidated Statements of Income. Our Business Segment Results provide a more detailed discussion of our segments.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	$ Change
Revenues	$199,897	$149,681	$50,216
Costs and expenses:
Cost of goods sold	139,155	112,498	26,657
Selling, general and administrative expenses	13,656	11,368	2,288
Deltic merger-related costs	19,255	—	19,255
	172,066	123,866	48,200
Operating income	27,831	25,815	2,016
Interest expense, net	(5,660)	(4,970)	(690)
Non-operating pension and other postretirement benefit costs	(1,857)	(1,906)	49
Income before income taxes	20,314	18,939	1,375
Income tax provision	(5,717)	(2,018)	(3,699)
Net income	$14,597	$16,921	$(2,324)
Adjusted EBITDDA[1]	$64,732	$36,920	$27,812

[1]	See Performance and Liquidity Measures for a reconciliation of Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

First Quarter 2018 Results Compared with First Quarter 2017

Revenues

Revenues were $199.9 million, an increase of $50.2 million, or 34%, compared with the same period in 2017.

Excluding $28.8 million of revenues attributable to acquired Deltic operations, revenue increased $21.4 million, or 14%, primarily due to higher realizations on sawlogs in Idaho and higher lumber volumes, partially offset by fewer acres sold.

Cost of goods sold

Cost of goods sold increased $26.7 million, or 24%, compared with the same period in 2017.

Depletion, depreciation and amortization increased primarily due to the following:

•

Depletion increased $4.1 million due to the addition of Deltic’s harvest volumes for 39 days in the quarter. In addition, we calculate depletion in a Southern depletion pool, resulting in a depletion expense increase of 36% on harvest on legacy Potlatch timberlands.

•	Depreciation increased $1.6 million primarily from the addition of Deltic’s two sawmills and the MDF plant.
•	The basis of land sold decreased $1.2 million due to fewer acres sold.
•

At the merger date, Deltic’s lumber and panel inventory was recorded at fair value, resulting in $1.8 million of additional cost of goods sold in the first quarter from the sale of the respective inventory.

Excluding $25.7 million of cost of goods sold attributed to acquired Deltic operations, cost of goods sold increased $1.0 million, primarily due to higher lumber shipments and higher per unit log costs for Wood Products and higher operating costs and depletion in Idaho from increased harvest volumes. These increases were partially offset by fewer acres sold and the geographic mix of real estate sold.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses for first quarter 2018 were $13.7 million compared with $11.4 million during the same period in 2017. Excluding $1.8 million of SG&A expenses attributable to acquired Deltic operations, SG&A expenses increased $0.5 million due to higher administrative costs, which are expected to decline following integration.

Deltic merger-related costs

Merger-related costs for the first quarter 2018 were $19.3 million. This included $10.3 million in merger costs, such as investment banking fees, legal fees, accounting and appraisal fees and other costs related to filing the joint proxy/prospectus for the merger. Restructuring costs were $9.0 million, consisting primarily of termination benefits, which included accelerated share-based payment costs for qualifying terminations.

Interest expense, net

Interest expense was $5.7 million, compared with $5.0 million for the same period in 2017. The $0.7 million increase was primarily due to the $230 million in long-term debt assumed or refinanced in connection with the Deltic merger. Refer to Note 8: Debt for a more detailed discussion of our borrowings.

Income tax provision

Provision for income taxes for first quarter 2018 was $5.7 million compared with $2.0 million for the prior year period. Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the three months ended March 31, 2018, the TRS’s income before income tax was $22.9 million. For the same time last year, the TRS’s income before income tax was $5.8 million. The increase in the TRS’s income before income tax was the result of higher lumber prices and the acquired Deltic wood products operations.

On December 22, 2017, the Tax Act was enacted, which contained significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The primary impact of the Tax Act provisions in 2018 was a reduction to our TRS’s effective tax, resulting in $2.1 million in lower taxes in the first quarter of 2018.

Adjusted EBITDDA

Adjusted EBITDDA for first quarter 2018 was $64.7 million, an increase of $27.8 million or 75% compared with the same period in 2017. Excluding $8.8 million of Adjusted EBITDDA attributable to acquired Deltic Operations, Adjusted EBITDDA increased $19.0 million, or 51%, from the same period in 2017. The increase in Adjusted EBITDDA was driven primarily by higher realizations on sawlogs in Idaho and higher lumber volumes, partially offset by fewer acres sold.

See Performance and Liquidity Measures for a reconciliation of Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Resource Segment

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	$ Change
Revenues[1]	$76,506	$51,768	$24,738
Costs and expenses:
Logging and hauling	(31,899)	(24,992)	(6,907)
Other	(5,335)	(6,074)	739
Selling, general and administrative expenses	(1,575)	(1,359)	(216)
Adjusted EBITDDA[2]	$37,697	$19,343	$18,354

[1]	Prior to elimination of intersegment fiber revenues of $27.0 million and $12.2 million for the three months ended March 31, 2018 and 2017, respectfully.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 17: Segment Information.

First Quarter 2018 Results Compared with First Quarter 2017

Revenues

Upon our merger with Deltic, we acquired approximately 530,000 acres of timberland, primarily in Arkansas. The revenues and Adjusted EBITDDA associated with these additional acres from the merger date to the end of first quarter 2018 are included in the results of our Resource segment. Results include other ancillary benefits from land ownership, such as revenues from hunting leases and oil and gas lease rentals and royalties.

Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for March 31, 2018, compared with March 31, 2017.

	Including	Excluding
(Dollars in thousands)	Deltic	Deltic
Adjusted EBITDDA, three months ended March 31, 2017	$19,343	$19,343
Volume - Northern	8,456	8,456
Price / mix - Northern	8,670	8,670
Volume-Southern	6,766	(1,770)
Price / mix - Southern	348	(123)
Logging and hauling costs	(6,907)	(2,715)
Other forestry costs	736	1,070
Selling general and administrative expenses	(214)	(69)
Other costs, net	499	115
Adjusted EBITDDA, three months ended March 31, 2018	$37,697	$32,977

Adjusted EBITDDA for first quarter 2018 was $37.7 million, an increase of $18.4 million, or 95%, compared with the same period in 2017.

Excluding $4.7 million of Adjusted EBITDDA attributable to Deltic Resource operations, Adjusted EBITDDA increased $13.6 million, or 70%, primarily due to the following:

•	Northern region sawlog prices increased 22% to $110 per ton, compared with $91 per ton for the same period in 2017, due to indexed lumber prices.
•	Northern region sawlog volumes increased 27% due to favorable hauling conditions.
•	Other forestry costs decreased 18% to $5.0 million, compared with $6.1 million for the same period in 2017, due to the timing of acres fertilized in the Southern region.

These increases were partially offset by the following:

•	Southern region sawlog volumes decreased 31,466 tons, or 15%, due to record rain fall in Arkansas during March, that created unfavorable hauling conditions.
•	Southern region pulpwood prices declined 3% to $30 per ton compared with $31 per ton in the prior year period due to oversupply and high pulp mill inventories.
•	Increased logging and hauling costs were the result of higher harvest volumes in the Northern region.

Resource Segment Statistics

	Three Months Ended March 31,
Harvest Volumes (in tons)	2018	2017	$ Change
Northern region
Sawlog	448,782	354,104	94,678
Pulpwood	45,428	47,785	(2,357)
Stumpage	5,836	10,693	(4,857)
Total	500,046	412,582	87,464

Southern region
Sawlog	338,623	216,097	122,526
Pulpwood	295,304	247,999	47,305
Stumpage	32,332	5,674	26,658
Total	666,259	469,770	196,489

Total harvest volume	1,166,305	882,352	283,953

Sales Price/Unit ($ per ton)
Northern region[1]
Sawlog	$110	$91	$19
Pulpwood	$39	$41	$(2)
Stumpage	$14	$13	$1

Southern region[1]
Sawlog	$41	$40	$1
Pulpwood	$30	$31	$(1)
Stumpage	$12	$14	$(2)

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Wood Products Segment

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	$ Change
Revenues	$139,815	$95,592	$44,223
Costs and expenses[1]
Fiber costs	(58,690)	(42,086)	(16,604)
Freight, logging and hauling	(15,955)	(12,257)	(3,698)
Manufacturing costs	(37,352)	(31,277)	(6,075)
Finished goods inventory change	3,150	2,300	850
Selling, general and administrative expenses	(2,014)	(1,492)	(522)
Other	(4)	(11)	7
Adjusted EBITDDA[2]	$28,950	$10,769	$18,181

[1]	Prior to elimination of intersegment fiber costs of $27.0 million and $12.2 million for the three months ended March 31, 2018 and 2017, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 17: Segment Information.

Upon our merger with Deltic, we acquired three manufacturing facilities in Arkansas. The sales and Adjusted EBITDDA of these facilities from the merger date to the end of the first quarter 2018 are included in the results of our Wood Products segment. The Ola and Waldo facilities manufacture dimension lumber and results are reported within lumber. The MDF facility produces high-quality MDF and results are reported within panels, along with industrial plywood from our facility in Idaho.

First Quarter 2018 Results Compared with First Quarter 2017

Revenues

Revenues increased $44.2 million, or 46%, compared with the same period in 2017. Excluding $23.3 million of revenues attributable to acquired Deltic wood products operations, revenues increased $20.8 million, or 22%, primarily due to the following:

•	A 21% increased lumber sales realization and
•	A 4% increase in lumber shipment volumes.

Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for March 31, 2018 compared with March 31, 2017.

	Including	Excluding
(Dollars in thousands)	Deltic	Deltic
Adjusted EBITDDA, three months ended March 31, 2017	$10,769	$10,769
Shipment volumes - Lumber	14,159	2,711
Price / mix - Lumber	15,963	14,198
Panels	2,925	1,290
Residuals and other	2,908	1,290
Log Costs - Lumber	(12,285)	(5,927)
Freight, logging and hauling - Lumber	(2,986)	(1,714)
Finished Goods Inventory Change - Lumber	1,351	595
Cost of Sales	(3,347)	355
Selling general and administrative expenses	(507)	(237)
Adjusted EBITDDA, three months ended March 31, 2018	$28,950	$23,330

Adjusted EBITDDA for first quarter 2018 was $28.9 million, an increase of $18.2 million, or 169%, compared with the prior year period. Excluding $5.6 million of Adjusted EBITDDA attributable to Deltic wood products operations, Adjusted EBITDDA increased $12.6 million, or 117%, primarily due to the following:

•	Lumber prices increased 21% to $468 per MBF compared with $387 per MBF during the same period in 2017 due to stronger demand and transportation supply disruptions.

•

Lumber shipment volumes increased 4% due to higher production volumes. The first quarter of 2017 included a scheduled boiler maintenance shutdown and capital project at our Warren, Arkansas lumber mill.

These increases were partially offset by the following:

•

Lumber costs for logs, freight, logging and hauling increased $7.6 million, or 17%, due to higher production volumes and higher per unit log costs, particularly in Idaho where sawlog prices are indexed to lumber prices.

Wood Products Segment Statistics

	Three Months Ended March 31,
	2018	2017	$ Change
Lumber shipments (MBF)[1]	204,145	167,559	36,586
Lumber sales prices ($ per MBF)	$465	$387	$78
[1]	MBF stands for thousand board feet.

Real Estate Segment

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	$ Change
Revenues	$10,555	$14,504	$(3,949)
Costs and expenses
Other	(1,427)	(336)	(1,091)
Selling, general and administrative expenses	(1,126)	(708)	(418)
Adjusted EBITDDA[1]	$8,002	$13,460	$(5,458)
[1]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 17: Segment Information.

Upon our merger with Deltic, we acquired an established real estate development project in Little Rock, Arkansas. The revenues and Adjusted EBITDDA of these operations from the merger date to the end of first quarter are included in the results of our Real Estate segment.

First Quarter 2018 Results Compared with First Quarter 2017

Revenues

Revenues decreased $3.9 million, or 27%, compared with the same period in 2017. Excluding $1.7 million of revenues attributable to acquired Deltic real estate operations, revenues decreased $5.6 million, or 38%. We sold 421 fewer acres, compared with the prior year period, at a lower average price per acre. During the first quarter of 2017, we completed a large conservation sale in Alabama. The average price per acre fluctuates based on both the geographic area of the real estate and product mix.

The following table summarizes Adjusted EBITDDA variances for March 31, 2018 compared with March 31, 2017.

	Including	Excluding
(Dollars in thousands)	Deltic	Deltic
Adjusted EBITDDA, three months ended March 31, 2017	$13,460	$13,460
Rural real estate sales	(5,671)	(5,671)
Real estate development sales	1,219	-
Selling general and administrative expenses	(417)	(1)
Other costs, net	(589)	(257)
Adjusted EBITDDA, three months ended March 31, 2018	$8,002	$7,531

Adjusted EBITDDA for first quarter 2018 was $8.0 million, a decrease of $5.5 million, or 41%, compared with the same period in 2017. Excluding the $0.5 million of Adjusted EBITDDA attributable to Deltic real estate operations, Adjusted EBITDDA decreased $6.0 million due to fewer acres sold and a lower average price per acre.

Rural Real Estate	Three Months Ended March 31,
	2018		2017
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	1,796	$2,395	4,628	$2,523
Recreation real estate	3,461	$1,075	1,740	$1,510
Non-strategic timberland	887	$913	197	$1,019
Total	6,144	$1,438	6,565	$2,209

Development Real Estate	Three Months Ended March 31, 2018
	Lots or Acres Sold	Average $/ Lot or Acre
Residential lots	12	98,975

Liquidity and Capital Resources

Overview

As of March 31, 2018, our cash and cash equivalents were $102.3 million, a decrease of $18.1 million from December 31, 2017. As a result of the merger with Deltic, we incurred merger-related costs. Our quarterly dividend also increased $8.9 million due to the issuance of approximately 22.0 million additional shares related to the merger. These additional cash outflows were partially offset by higher lumber prices contributing to higher revenues.

Net Cash from Operations

Net cash provided from operating activities was $34.9 million for the first three months of 2018, compared with $41.9 million in the first three months of 2017. This $7.0 million decrease in net cash provided by operating activities was primarily the result of the following:

•	Cash paid to suppliers increased $24.2 million primarily due to higher lumber and panel production.
•	Cash payments associated with the merger were $14.2 million.
•	Cash contributions to our qualified pension plans were $8.1 million. There were no qualified contributions during the first three months of 2017.
•	Cash interest payments increased $1.8 million, primarily due to debt assumed in connection with the Deltic merger.

The decrease was mostly offset by a $44.8 million increase in cash received from customers, primarily due to higher lumber sales prices and increased lumber shipments in the first quarter of 2018 over the first quarter of 2017. A more detailed discussion of revenues is included in Business Segment Results.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $2.8 million for the three months ended March 31, 2018, compared with $6.4 million used in 2017.

•

For the three months ended March 31, 2018, we used $6.5 million for timberland and timberlands and property, plant and equipment expenditures. This was partially offset by cash acquired from the merger with Deltic of $3.4 million.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $50.2 million and $16.5 million for the three months ended March 31, 2018 and 2017, respectively.

•

During the first three months of 2018, net cash used in financing activities was primarily due to the net repayment on long-term debt and revolving line of credit of $20.3 million, as well as the payment of $2.4 million in loan fees.

•	Dividends to stockholders were $25.1 million, compared with $15.2 million paid in the first quarter of 2017.

Capital Structure

	March 31,	December 31,
(Dollars in millons)	2018	2017
Cash and cash equivalents	$102,340	$120,457
Long-term debt	$782,974	$573,319
Net debt[1]	$680,634	$452,862
Market capitalization[2]	$3,266,398	$2,026,539
Enterprise value[3]	$3,947,032	$2,479,401

Net debt to enterprise value	17.2%	18.3%
Dividend yield[4]	3.1%	3.1%
Weighted average cost of debt, after tax[5]	4.1%	4.3%

[1]	Net debt is long-term debt minus cash and cash equivalents.
[2]	Market capitalization is based on outstanding shares of 62.8 million and 40.6 million times closing share prices of $52.05 and $49.90 as of March 31, 2018, and December 31, 2017, respectively.
[3]	Enterprise value is net debt plus market capitalization.
[4]	Dividend yield is based on annualized dividends per share of $1.60 and $1.53 divided by share prices of $52.05 and $49.90 as of March 31, 2018, and December 31, 2017, respectively.
[5]	Weighted-average cost of debt is based on outstanding principal balances only.

The following table provides a reconciliation of long-term debt and cash and cash equivalents to net debt and enterprise value:

	March 31,	December 31,
	2018	2017
Long-term debt	$782,974	$573,319
Cash and cash equivalents	(102,340)	(120,457)
Net debt	680,634	452,862
Market capitalization	3,266,398	2,026,539
Enterprise value	$3,947,032	$2,479,401

Performance Measures

The discussion below is presented to enhance the reader’s understanding of our operating performance, ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Adjusted EBITDDA and Cash Available for Distribution (CAD). These measures are not defined by GAAP and the discussion of Adjusted EBITDDA and CAD is not intended to conflict with or change any of the GAAP disclosures described herein.

Management uses CAD as a performance measure. CAD is a non-GAAP measure that management uses to measure cash generated during a period that is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and strategic acquisitions. Our definition of CAD may be different from similarly titled measures reported by other companies. We define CAD as cash provided by operating activities adjusted for Deltic merger-related costs and other special items, minus capital spending for purchases of property, plant and equipment, timberlands reforestation and roads and acquisition of timber and timberlands. CAD is not necessarily indicative of the CAD that may be generated in future periods.

Management uses Adjusted EBITDDA as a performance measure. Adjusted EBITDDA is a non-GAAP measure that management uses to allocate resources between segments and to evaluate performance about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. This measure should not be considered in isolation from and is not intended to represent an alternative to our results reported in accordance with GAAP. Management believes that this non-GAAP measure, when read in conjunction with our GAAP financial statements, provides useful information to investors by facilitating the comparability of our ongoing operating results over the periods presented, the ability to identify trends in our underlying business and the comparison of our operating results against analyst financial models and operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.

Our definition of Adjusted EBITDDA may be different from similarly titled measures reported by other companies. We define Adjusted EBITDDA as earnings before interest, taxes, depreciation, depletion, amortization, the basis of real estate sold, non-operating pension and other postretirement benefit costs, gains and losses on disposition of fixed assets, acquisition costs included in cost of goods sold, environmental charges, Deltic merger-related costs, non-cash impairments and other special items.

We reconcile Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measures. See Note 17: Segment Information to the Condensed Consolidated Financial Statements included herein for the reconciliation required by GAAP for our segments.

The following table provides a reconciliation of net income to Adjusted EBITDDA for the respective periods:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net income	$14,597	$16,921
Interest, net	5,660	4,970
Income tax	5,717	2,018
Depreciation, depletion and amortization	12,196	6,329
Basis of real estate sold	3,605	4,790
Non-operating pension and other postretirement benefit costs	1,857	1,906
Inventory purchase price adjustment in cost of goods sold[1]	1,849	—
Deltic merger related costs[2]	19,255	—
Gain on fixed assets	(4)	(14)
Consolidated adjusted EBITDDA	$64,732	$36,920
[1]	The effect on cost of goods of fair value adjustments to the carrying amounts of inventory acquired in business combinations.
[2]	Integration and restructuring costs related to the merger with Deltic – see Note 14: Merger, Integration and Other Costs in the Footnotes to the Condensed Consolidated Financial Statements.

The following table provides a reconciliation of Cash Provided by Operating Activities to CAD:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Cash provided by operating activities	$34,914	$41,949
Deltic merger-related costs (cash portion)	14,172	—
Capital expenditures	(6,492)	(6,281)
CAD	$42,594	$35,668

Credit and Term Loan Agreements

On February 14, 2018, we entered into a Second Amended and Restated Credit Agreement with an expiration date of April 13, 2023. The amended agreement increases our revolving line of credit to $380 million, which may be increased by up to an additional $420 million. It also includes a sublimit of $75 million for the issuance of standby letters of credit and a sublimit of $25 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Pricing is consistent with the 2014 amended and restated credit agreement. The limitation on timberland acre sales was eliminated. As of March 31, 2018, approximately $0.8 million of capacity under our credit agreement was utilized by outstanding letters of credit, resulting in $379.2 million available for additional borrowings.

On March 22, 2018, we entered into a Second Amended and Restated Term Loan Agreement, which amended the existing amended and restated term loan agreement dated December 14, 2014. The agreement includes an additional $100 million of new loans and a $100 million loan assumed in connection with the Deltic merger. The new loans represent a refinancing of credit facility borrowings acquired from Deltic. The limitation on timberland acre sales was eliminated.

The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of March 31, 2018:

	Covenant Requirement		Actuals at March 31, 2018
Interest coverage ratio	≥	3.00 to 1.00	7.00
Leverage ratio	≤	40%	21%

The Interest Coverage Ratio is EBITDDA, which is defined as net income adjusted for interest expense, income taxes, depreciation, depletion and amortization, the basis of real estate sold and non-cash equity compensation expense, divided by interest expense for the same period.

The Leverage Ratio is our Total Funded Indebtedness divided by our Total Asset Value. Our Total Funded Indebtedness consists of long-term debt, including any current portion of long-term debt, revolving line of credit borrowings and the amount outstanding under the letter of credit subfacility.

Total Asset Value (TAV) includes the Consolidated Timberland Value, the book basis of our Wood Products manufacturing facilities (limited to 10% of TAV), the book basis of Construction in Progress (limited to 10% of TAV), the book basis of the Pro Rata Share of Investment Affiliates (limited to 15% of TAV), cash and cash equivalents and company-owned life insurance (limited to 5% of TAV). Construction in Progress means, as of any date, (a) the construction of a new operating facility or (b) an expansion with greater than $10 million of capital expenditures to an existing facility. Investment Affiliate means any person in which any member of the Consolidated Parties, directly or indirectly, has an ownership interest, whose financial results are not consolidated into our financial statements.

The terms of our senior notes limit our ability and the ability of any subsidiary guarantors to enter into restricted transactions, which include the ability to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens. However, such restricted transactions are permitted if the balance of our cumulative Funds Available for Distribution (FAD) and a FAD basket amount provide sufficient funds to cover such restricted payments. At March 31, 2018, our cumulative FAD was $236.7 million and the FAD basket was $90.1 million.  FAD is defined as net income plus depreciation, depletion, amortization and basis of real estate sold, minus capital expenditures. Capital expenditures exclude timberland purchases greater than $5.0 million.

Contractual Obligations

Other than debt assumed from the merger with Deltic described in Note 8: Debt in the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no material changes to our contractual obligations in the three months ended March 31, 2018 outside the ordinary course of business.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. In April 2018, Moody’s upgraded our debt rating from 'Ba1' to ‘Baa3’, with a Stable outlook. In October 2017, Standard & Poor’s updated their outlook related to our BB+ rating on our debt from Stable to Positive.

Off-Balance Sheet Arrangements

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

Critical Accounting Policies and Estimates

As a result of our merger with Deltic, we recognize identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill, if any, as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions for the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill (or to earnings in the event that there is no goodwill) to the extent that we identify adjustments to the preliminary purchase price allocation. We will recognize measurement period adjustments and any resulting effect on earnings during the period in which the adjustment is identified. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our consolidated statement of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than debt assumed from the merger with Deltic described in Note 8: Debt in the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference, our exposures to market risk have not changed materially since December 31, 2017. For quantitative and qualitative disclosures about market risk, see Item 7A – Quantitative and Qualitative Disclosure about Market Risk in our 2017 Annual Report on Form 10-K.

Quantitative Information about Market Risks

The table below provides information about our outstanding long-term debt, weighted-average interest rates and interest rate swaps as of March 31, 2018. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve.

	EXPECTED MATURITY DATE
(Dollars in thousands)	2018	2019	2020	2021	2022	THEREAFTER	TOTAL	FAIR VALUE
Variable rate debt:
Principal due	$—	$40,000	$40,000	$40,000		$156,500	$276,500	$276,500
Average interest rate		4.18%	4.52%	4.57%		4.32%	4.36%
Fixed rate debt:
Principal due	$—	$150,000	$6,000	$—	$43,000	$315,735	$514,735	$518,467
Average interest rate		7.50%	3.70%		4.60%	4.04%	5.09%
Interest rate swaps:
Variable to fixed	$—	$—	$—	$—	$—	$127,500	$127,500	$199
Average pay rate						2.61%	2.61%
Average receive rate						2.70%	2.70%

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2018. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of March 31, 2018.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

As a result of our February 20, 2018 merger with Deltic, we are implementing internal controls over significant processes specific to the acquisition that management believes are appropriate in consideration of related integration of operations, systems, control activities and accounting for the merger and merger-related transactions. As of the date of this Quarterly Report on Form 10-Q, we are in the process of further integrating the acquired Deltic operations into our overall internal controls over financial reporting.

Except as described above, no changes in our internal control over financial reporting occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On April 26, 2016, the company announced that its Board of Directors had authorized management to repurchase up to $60 million of common stock over a period of 24 months (the Repurchase Plan). No shares were repurchased during the first three months of 2018. At March 31, 2018, shares remaining under the Repurchase Plan were approximately $54 million. No shares were repurchased subsequent to March 31, 2018 and the Repurchase Plan expired on April 25, 2018.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
(2)*

Agreement and Plan of Merger dated October 22, 2017 between Potlatch Corporation, Portland Merger, LLC and Deltic Timber Corporation, filed as Exhibit (2.1) to the Current Report on Form 8-K filed by the Registrant on October 23, 2017.

(3)(a)*	Third Restated Certificate of Incorporation of the Registrant, effective February 20, 2018, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.
(4)	See Exhibits (3)(a) and (3)(b). The registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.
(10)(a)*

Second Amended and Restated Credit Agreement, dated as of February 14, 2018, among the Registrant, Potlatch Forest Holdings, Inc. and Potlatch Land & Lumber, LLC, as borrowers, KeyBank National Association, as administrative agent, swing line lender and L/C issuer, the guarantors from time to time party thereto and the lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 15, 2018.

(10)(b)*	Assumption Agreement dated as of February 16, 2018 in favor of American AgCredit, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.
(10)(c)*

Letter of Credit Agreement dated as of February 20, 2018 among Potlatch Corporation and its subsidiaries and SunTrust Bank, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 15, 2018.

(10)(d)*

Second Amended and Restated Term Loan Agreement dated as of March 22, 2018 among PotlatchDeltic Corporation, PotlatchDeltic Forest Holdings, Inc. and PotlatchDeltic Land & Lumber, LLC, as borrowers, the guarantors from time to time party thereto, Northwest Farm Credit Services, PCA as administrative agent, the lenders party thereto and Northwest Farm Credit Services, PCA, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 28, 2018.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.
(101)

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed on May 8, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) for the three months ended March 31, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (v) the Notes to Condensed Consolidated Financial Statements.

* Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ JERALD W. RICHARDS
Jerald W. Richards
Vice President and Chief Financial Officer

Date:	May 9, 2018