Form 10-Q
period 2018-06-30
POTLATCHDELTIC CORP
filed 2018-08-02
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of July 30, 2018 was 62,755,062.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Revenues	$268,233	$163,229	$468,130	$312,910
Costs and expenses:
Cost of goods sold	180,906	111,356	320,061	223,854
Selling, general and administrative expenses	16,892	13,079	30,548	24,447
Deltic merger-related costs	1,018	—	20,273	—
Gain on lumber price swap	—	(3,265)	—	(3,265)
	198,816	121,170	370,882	245,036
Operating income	69,417	42,059	97,248	67,874
Interest expense, net	(9,356)	(7,348)	(15,016)	(12,318)
Non-operating pension and other postretirement employee benefit costs	(1,908)	(1,286)	(3,765)	(3,192)
Income before income taxes	58,153	33,425	78,467	52,364
Income taxes	(12,005)	(9,181)	(17,722)	(11,199)
Net income	$46,148	$24,244	$60,745	$41,165

Net income per share:
Basic	$0.73	$0.59	$1.07	$1.01
Diluted	$0.73	$0.59	$1.06	$1.00
Dividends per share	$0.40	$0.375	$0.80	$0.75
Weighted-average shares outstanding (in thousands):
Basic	62,980	40,823	56,739	40,802
Diluted	63,316	41,219	57,128	41,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$46,148	$24,244	$60,745	$41,165
Other comprehensive income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net income, net of tax benefit of $(565), $(838), $(1,130) and $(1,675)	(1,608)	(1,310)	(3,216)	(2,620)
Amortization of actuarial loss included in net income, net of tax expense of $1,155, $1,465, $2,327 and $3,124	3,290	2,292	6,623	4,887
Cash flow hedge, net of tax expense (benefit) of $187, $(118), $220 and $(87)	1,249	(185)	259	(137)
Other comprehensive income, net of tax	2,931	797	3,666	2,130
Comprehensive income	$49,079	$25,041	$64,411	$43,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$125,719	$120,457
Customer receivables, net	43,322	11,240
Inventories	63,384	50,132
Other current assets	18,025	11,478
Total current assets	250,450	193,307
Property, plant and equipment, net	339,704	77,229
Investment in real estate held for development and sale	75,578	—
Timber and timberlands, net	1,691,785	654,476
Deferred tax assets, net	—	19,796
Trade name and customer relationships intangibles, net	19,344	—
Other long-term assets	20,288	8,271
Total assets	$2,397,149	$953,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$71,852	$55,201
Current portion of long-term debt	—	14,263
Current portion of pension and other postretirement employee benefits	6,088	5,334
Total current liabilities	77,940	74,798
Long-term debt	783,436	559,056
Pension and other postretirement employee benefits	132,677	103,524
Deferred tax liabilities, net	27,040	—
Other long-term obligations	15,130	15,159
Total liabilities	1,036,223	752,537
Commitments and contingencies
Stockholders' equity:
Common stock, $1 par value	62,754	40,612
Additional paid-in capital	1,482,048	359,144
Accumulated deficit	(69,426)	(104,363)
Accumulated other comprehensive loss	(114,450)	(94,851)
Total stockholders’ equity	1,360,926	200,542
Total liabilities and stockholders' equity	$2,397,149	$953,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,745	$41,165
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	34,240	13,343
Basis of real estate sold	6,425	5,772
Change in deferred taxes	2,798	1,244
Pension and other postretirement employee benefits	7,999	6,575
Equity-based compensation expense	4,889	2,348
Other, net	(671)	(983)
Change in working capital and operating-related activities, net	(11,307)	9,919
Real estate development expenditures	(1,665)	—
Funding of qualified pension plans	(8,098)	—
Net cash from operating activities	95,355	79,383
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(11,373)	(5,939)
Timberlands reforestation and roads	(7,119)	(5,792)
Acquisition of timber and timberlands	(163)	(3,132)
Other, net	531	(74)
Cash and cash equivalents acquired in Deltic merger	3,419	—
Net cash from investing activities	(14,705)	(14,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(50,203)	(30,457)
Proceeds from Potlatch revolving line of credit	100,000	—
Repayment of Potlatch revolving line of credit	(100,000)	—
Revolving line of credit repayment attributable to Deltic	(106,000)	—
Proceeds from issue of long-term debt	100,000	—
Repayment of long-term debt	(14,250)	(5,000)
Debt issuance costs	(2,409)	—
Other, net	(2,526)	(1,249)
Net cash from financing activities	(75,388)	(36,706)
Change in cash and cash equivalents	5,262	27,740
Cash and cash equivalents at beginning of period	120,457	82,584
Cash and cash equivalents at end of period	$125,719	$110,324

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest, net of amounts capitalized	$14,910	$11,735
Income taxes, net	$9,837	$4,857

NONCASH INVESTING AND FINANCING ACTIVITIES
Equity issued as consideration for our merger with Deltic	$1,142,775	$—

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an entity to present service cost within compensation expense and the other components of net benefit cost outside of income from operations. We adopted this ASU retrospectively on January 1, 2018, and have reclassified non-service costs from operating income to non-operating costs. There was no change to income before income taxes. The adjustments made to the Consolidated Statements of Income for the three and six months ended June 30, 2017 are as follows:

	For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
(Dollars in thousands)	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted
Operating income	$40,773	1,286	$42,059	$64,682	3,192	$67,874

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 requires that when a hedge is deemed effective, hedge accounting must be applied to the entire change in fair value of the hedging instrument eliminating the notion of ineffective portions of the hedge relationship. The entire change in the fair value of the hedging instrument will be recorded in the same income statement line item as the hedged item and the ineffective portion will no longer be separately recognized in earnings. This ASU is effective for public entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted in any interim period. ASU 2017-12 is required to be adopted using a modified retrospective approach with the presentation and disclosure requirements only required on a prospective basis. We adopted ASU 2017-12 effective April 1, 2018, which resulted in no material impact to our financial statements.

In February 2018, the FASB issued ASU No. 2018-2, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017, H.R. 1, Tax Cuts and Jobs Act (the Act). This ASU is effective for us on January 1, 2019, with early adoption permitted. We adopted this ASU on January 1, 2018 and reclassified the income tax effects of the Act on pension and other postretirement employee benefits and a cash flow hedge within accumulated other comprehensive loss to accumulated deficit. In future periods, our accounting policy will be to release income tax rate change effects from accumulated other comprehensive loss to accumulated deficit. Upon adoption, accumulated other comprehensive loss was increased by $23.3 million, with a corresponding decrease to accumulated deficit. See Note 12: Components of Accumulated Other Comprehensive Loss.

New Accounting Standards – Recently Issued

In February 2016, the FASB issued ASU No. 2016-02, Leases. The objective of the new standard is to establish principles for lessees and lessors to report information about the amount, timing and uncertainty of cash flows arising from a lease. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The standard, along with subsequent amendments, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendment is permitted. We expect to adopt the standard on January 1, 2019. We have operating leases covering office space, equipment and vehicles expiring at various dates through 2033, which would require a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, to be recognized in the statement of financial position. Lease costs would generally continue to be recognized on a straight-line basis. We continue to assess and document the effects of this ASU and subsequent revisions either made or being contemplated by the FASB. This assessment and documentation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients. We expect the adoption of this ASU will result in expanded financial statement disclosures and minor refinements to our controls over financial reporting. We expect our right-of use assets and lease liabilities recorded upon adoption will approximate our current future minimum lease payments required under our operating leases, which were $14.4 million at December 31, 2017.

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

The company entered into a two-year consulting agreement for $1.85 million with Deltic’s former Chief Executive Officer. While the agreement was terminated in the first quarter of 2018, payments are required to be made through the end of the two year term. This agreement was considered a separate transaction from the business combination, therefore the $1.85 million was recorded as merger costs in the first quarter of 2018.

We expensed approximately $1.0 million and $20.3 million of merger-related costs during the three and six months ended June 30, 2018, respectively. See Note 14: Merger, Integration and other Costs for the components of merger-related costs. These costs are included in Deltic merger-related costs in our Condensed Consolidated Statements of Income.

The amount of revenue and income before income taxes from acquired Deltic operations included in our Condensed Consolidated Statement of Income for February 21, 2018 through June 30, 2018 are as follows:

(Dollars in thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net sales	$80,053	$108,859
Income before income taxes	$16,724	$7,613

Summarized unaudited pro forma information that presents combined amounts as if this merger occurred at the beginning of 2017 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Net sales	$268,233	$218,582	$506,793	$421,478
Net earnings attributable to PotlatchDeltic common shareholders	$47,225	$20,984	$80,928	$33,829
Basic earnings per share attributable to PotlatchDeltic common Shareholders	0.71	0.32	1.22	0.51
Diluted earnings per share attributable to PotlatchDeltic common shareholders	0.71	0.31	1.21	0.51

Pro forma net earnings attributable to PotlatchDeltic common shareholders excludes $1.0 million and $25.7 million of non-recurring merger-related costs incurred by both companies during the three and six months ended June 30, 2018, respectively, of which $5.4 million were incurred by Deltic prior to the merger. No non-recurring merger-related costs were incurred during the three and six months ended June 30, 2017. Pro forma basic and diluted earnings per share assumes issuance of approximately 22.0 million shares at the beginning of 2017 that were issued upon merger. Pro forma basic and diluted earnings per share also assumes issuance of 3.9 million additional shares at the beginning of 2017, which is the approximate amount of the stock dividend to be issued in connection with the earnings and profits (E&P) distribution. Prior to December 31, 2018, Deltic’s E&P will be distributed to shareholders of the combined company in a special distribution consisting of 80% stock and 20% cash. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

PotlatchDeltic has accounted for the merger transaction as the acquirer and has applied the acquisition method of accounting. Under the acquisition method, the assets acquired and liabilities assumed from Deltic were generally recorded as of the date of the merger at their respective estimated fair values.

Our June 30, 2018 Condensed Consolidated Balance Sheet includes the assets and liabilities of Deltic, which have been measured at fair value as of the merger date. The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches, as applicable. The fair value measurements were generally based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in ASC 820, Fair Value Measurements and Disclosures, with the exception of certain long-term debt instruments assumed in the acquisition that can be valued using observable market inputs and are therefore Level 2 measurements. The income approach and cost approach were primarily used to value acquired timber and timberlands. The income approach was primarily used to value the acquired real estate held for development and sale. The income approach estimates fair value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flows are discounted at rates of return that reflect the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. The market approach was primarily used to value long-term debt instruments. The market approach estimates fair value for an asset based on values of recent comparable transactions.

During the three months ended June 30, 2018, we continued to revise our valuation of the net assets acquired as of the merger date, including the following adjustments to the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed:

	Amount recognized as of:
(Dollars in thousands)	March 31, 2018	Measurement Period Adjustment	June 30, 2018
ASSETS
Cash and cash equivalents	$3,419	—	$3,419
Customer receivables, net	12,709	—	12,709
Inventories	17,316	—	17,316
Other current assets	8,276	—	8,276
Real estate held for development and sale	79,000	(2,000)	77,000
Property, plant and equipment	265,901	(4,570)	261,331
Timber and timberlands	1,060,000	(2,000)	1,058,000
Mineral rights	—	6,236	6,236
Trade name and customer relationships intangibles	19,000	500	19,500
Other long-term assets	2,010	1,462	3,472
Total assets acquired	1,467,631	(372)	1,467,259
LIABILITIES
Accounts payable and accrued liabilities	12,604	150	12,754
Current portion of pension and other postretirement employee benefits	754	—	754
Long-term debt	229,968	—	229,968
Pension and other postretirement employee benefits	36,155	—	36,155
Deferred tax liabilities, net	44,439	(522)	43,917
Other long-term liabilities	936	—	936
Total liabilities assumed	324,856	(372)	324,484
Net assets acquired	$1,142,775	—	$1,142,775

The mineral rights measurement period adjustment of $6.2 million related to certain oil and gas royalty payments from third party extractive activities on the acquired land. This amount is included in other long-term assets in the condensed consolidated balance sheets. The other long-term asset measurement period adjustment of $1.5 million was related to sales and use tax credits from the State of Arkansas. The property, plant and equipment adjustment of $4.6 million related to further refinement of the value associated with acquired buildings and equipment. The $2.0 million adjustment to timber and timberlands is a combination of the separation of the mineral rights value previously included in the timber and timberlands, offset by further revisions to the underlying valuation assumptions. Other measurement changes were not significant and mainly a result of continued refinement of information as of the merger date that have been factored into the valuation. As a result of these adjustments, during the second quarter of 2018 we recorded approximately $0.2 million of additional depreciation, depletion and amortization expense as measurement period adjustments.

These estimated fair values are preliminary in nature and subject to adjustments, which could be material. We have not identified any material unrecorded pre-merger contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. We are currently in the process of finalizing our valuations related to the following:

•	Timber and timberlands, including mineral rights
•	Property, plant and equipment
•	Real estate held for development and sale
•	Intangible assets, which includes trade names and customer relationships
•	Other contractual rights and obligations
•	Income taxes

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

NOTE 4. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Net income	$46,148	$24,244	$60,745	$41,165

Basic weighted-average shares outstanding	62,979,660	40,822,726	56,739,012	40,802,057
Incremental shares due to:
Performance shares	302,815	355,844	298,883	305,625
Restricted stock units	33,816	40,399	90,125	36,013
Diluted weighted-average shares outstanding	63,316,291	41,218,969	57,128,020	41,143,695

Basic net income per share	$0.73	$0.59	$1.07	$1.01
Diluted net income per share	$0.73	$0.59	$1.06	$1.00

We issued 22.0 million shares in connection with the Deltic merger. See Note 3: Merger with Deltic.

For the three and six months ended June 30, 2018, there were 70,318 and 51,723 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods. For the three and six months ended June 30, 2017, there were 0 and 18,289 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

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

ASC Topic 606 requires entities to consider significant financing components of contracts with customers, but allows for the use of a practical expedient when the period between satisfaction of a performance obligation and payment receipt is one year or less. Given the nature of our revenue transactions, we have elected to utilize this practical expedient. Substantially all of our performance obligations are satisfied as of a point in time. We have also elected to use the practical expedient to not disclose unsatisfied or partially satisfied performance obligations as all unsatisfied contracts are expected to be satisfied in less than one year.

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

Contract Balances

In general, a customer receivable is recorded as we ship and/or deliver wood products, logs and residuals. We generally receive payment shortly after products have been received by our customers. As of June 30, 2018 and December 31, 2017 we recorded $3.7 million and $1.7 million, respectively, for contract liabilities related to hunting lease rights. These contract liabilities are being amortized over the term of the contracts, which is typically less than twelve months. Other contract asset and liability balances, such as prepayments, are immaterial. For real estate sales, we typically receive the entire consideration in cash at closing.

Major Products

The following table represents our revenues by major product. For additional information regarding our segments, see Note 17: Segment Information.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Resource
Northern region
Sawlogs	$49,627	$38,258	$99,211	$70,344
Pulpwood	1,299	1,491	3,079	3,445
Stumpage	57	—	136	142
Other	252	253	468	506
	51,235	40,002	102,894	74,437
Southern region
Sawlogs	25,190	7,544	39,220	16,233
Pulpwood	13,468	7,312	22,438	14,954
Stumpage	1,062	148	1,453	230
Other	1,556	918	3,012	1,838
	41,276	15,922	66,123	33,255
Total Resource revenues	$92,511	$55,924	$169,017	$107,692

Wood Products
Lumber	133,788	81,702	228,781	146,574
Panels	41,239	19,283	70,130	36,978
Residuals	18,558	13,544	34,489	26,569
	$193,585	$114,529	$333,400	$210,121
Real Estate
Rural real estate	12,669	8,136	21,502	22,640
Development real estate	1,743	—	2,962	—
Other	2,019	—	2,522	—
	$16,431	$8,136	$26,986	$22,640
Total segment revenues	302,527	178,589	529,403	340,453
Intersegment Resource revenues[1]	(34,294)	(15,360)	(61,273)	(27,543)
Total consolidated revenues	$268,233	$163,229	$468,130	$312,910

1 Intersegment revenues are based on prevailing market prices of logs sold by our Resource segment to the Wood Products segment.

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS

INVENTORIES

(Dollars in thousands)	June 30, 2018	December 31, 2017
Logs	$15,155	$20,133
Lumber, panels and veneer	36,708	20,889
Materials and supplies	11,521	9,110
Total inventories	$63,384	$50,132

OTHER CURRENT ASSETS

(Dollars in thousands)	June 30, 2018	December 31, 2017
Rural real estate held for sale	$10,443	$7,721
Taxes receivable	1,328	—
Prepaid expenses	4,911	2,862
Other receivables	1,343	882
Interest rate swaps	—	13
Total other current assets	$18,025	$11,478

PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	June 30, 2018	December 31, 2017
Property, plant and equipment	$531,750	$259,437
Less: accumulated depreciation	(192,046)	(182,208)
Total property, plant and equipment, net	$339,704	$77,229

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

(Dollars in thousands)	June 30, 2018	December 31, 2017
Accrued payroll and benefits	$16,786	$18,110
Accounts payable	19,625	9,361
Accrued interest	8,427	6,385
Accrued taxes	10,387	5,103
Avery Landing accrual (see Note 16: Commitments and Contingencies)	—	6,000
Other current liabilities	16,627	10,242
Total accounts payable and accrued liabilities	$71,852	$55,201

NOTE 7. TIMBER AND TIMBERLANDS

(Dollars in thousands)	June 30, 2018	December 31, 2017
Timber and timberlands	$1,615,228	$581,648
Logging roads	76,557	72,828
Total timber and timberlands, net	$1,691,785	$654,476

NOTE 8. DEBT

MEDIUM-TERM NOTES

We repaid $14.3 million of our medium-term notes during the six months ended June 30, 2018.

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

TERM LOANS

On March 22, 2018, we entered into a Second Amended and Restated Term Loan Agreement, which amended the existing term loan agreement dated December 14, 2014. The agreement includes an additional $100 million of new loans used to refinance Deltic’s $106 million credit facility and a $100 million loan assumed in connection with the Deltic merger. The interest coverage ratio and leverage ratio financial covenants are unchanged (at least 3.00 to 1.00 and no more than 40%, respectively). The limitation on timberland acre sales was eliminated.

The $100 million repayment of Deltic’s credit facility funded by a $100 million borrowing under our revolving credit facility was subsequently refinanced with two tranches of term loans aggregating $100 million under the Second Amended and Restated Term Loan Agreement.

The following summarizes the three term loan tranches added in the first quarter of 2018:

•	one $100 million tranche maturing 2025 with a fixed rate of 4.05% assumed in connection with the merger;
•	one $65 million tranche maturing 2028 at a variable rate based on one-month LIBOR plus 1.95%; and
•	one $35 million tranche maturing 2028 at a variable rate based on one-month LIBOR plus 1.95%.

The $65 million and $35 million tranches added in the first quarter of 2018 were hedged to yield a fixed-rate of 4.80%. There were no additional term loan tranches added in the second quarter of 2018. See Note 9: Derivative Instruments.

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

Pricing is set according to the type of borrowing. LIBOR Loans are issued at a rate equal to the LIBOR Rate, while Base Rate Loans are issued at a rate equal to the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its prime rate and (c) the sum of the LIBOR that would apply to a one month Interest Period plus 1.00%. The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 0.875% to 1.70% for LIBOR loans and from 0% to 0.70% for Base Rate loans, depending on our current credit rating. As of June 30, 2018, we were able to borrow under the bank credit facility with the additional applicable rate of 1.30% for LIBOR Loans and 0.30% for Base Rate Loans, with facility fees of 0.20% on the $380 million of the bank credit facility.

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

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. We have four interest rate swaps to convert variable-rate debt, comprised of 1-month and 3-month LIBOR plus a spread, to fixed-rate debt. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the swaps. Therefore, changes in fair value are recorded as a component of other comprehensive income and will be recognized in earnings when the hedged interest rates affect earnings. The amounts paid or received on the swaps will be recognized as adjustments to interest expense. As of June 30, 2018, the amount of net losses expected to be reclassified into earnings in the next 12 months is $0.5 million.

The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Location	June 30, 2018	December 31, 2017	Location	June 30, 2018	December 31, 2017
Derivatives designated in fair value hedging relationships:
Interest rate contracts	Other assets, current	$—	$13		$—	$—

Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, non-current	$2,108	$1,156	Other long-term obligations	$473	$—

The following table details the effect of derivatives on our Consolidated Statements of Income:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Location	2018	2017	2018	2017
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain (loss) on interest rate contracts[1]	Interest expense	$(50)	$123	$(86)	$290

Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Gain (loss) recognized in other comprehensive income, net of tax		$1,056	$(226)	$64	$(228)
Loss reclassified from accumulated other comprehensive income[1]	Interest expense	$(193)	$(41)	$(195)	$(91)

Derivatives not designated as hedging instruments:
Lumber price contracts
Unrealized gain on lumber price swap	Gain (loss) on lumber price swap	$—	$3,265	$—	$3,265

Interest expense, net		$9,356	$7,348	$15,016	$12,318
[1]

Realized gain (loss) on hedging instruments consist of net cash settlements and interest accruals on interest rate swaps during the periods. Net cash settlements are included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.

NOTE 10. FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of our financial instruments:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (Level 1)	$125,719	$125,719	$120,457	$120,457

Derivative assets related to interest rate swaps (Level 2)	$2,108	$2,108	$1,169	$1,169
Derivative liabilities related to interest rate swaps (Level 2)	$(473)	$(473)	$—	$—

Long-term debt, including current portion (Level 2):
Term loans	$(538,844)	$(536,146)	$(343,500)	$(345,222)
Senior notes	(149,657)	(156,375)	(149,528)	(161,063)
Revenue bonds	(94,735)	(93,880)	(65,735)	(63,967)
Medium-term notes	(3,000)	(3,456)	(17,250)	(18,227)
Total long-term debt[1]	$(786,236)	$(789,857)	$(576,013)	$(588,479)

Company owned life insurance asset (COLI) (Level 3)	$2,424	$2,424	$1,996	$1,996
[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

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

The contract value of our company owned life insurance is based on the amount at which it could be redeemed and, accordingly, approximates fair value.

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended June 30,
	Pension		OPEB
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$2,178	$1,515	$99	$4
Interest cost	4,390	3,967	381	310
Expected return on plan assets	(5,135)	(4,601)	—	—
Amortization of prior service cost (credit)	47	72	(2,220)	(2,220)
Amortization of actuarial loss	4,144	3,386	301	371
Net periodic cost (benefit)	$5,624	$4,339	$(1,439)	$(1,535)

	Six Months Ended June 30,
	Pension		OPEB
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$4,091	$3,377	$143	$7
Interest cost	8,304	8,048	700	631
Expected return on plan assets	(9,843)	(9,204)	—	—
Amortization of prior service cost (credit)	93	144	(4,439)	(4,439)
Amortization of actuarial loss	8,294	7,242	656	769
Net periodic cost (benefit)	$10,939	$9,607	$(2,940)	$(3,032)

The following tables detail the pension and OPEB changes in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended June 30, 2018
(Dollars in thousands)	Pension	OPEB	Total
Balance at March 31, 2018	$121,293	$(4,047)	$117,246
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(35)	1,643	1,608
Actuarial loss	(3,067)	(223)	(3,290)
Total reclassification for the period	(3,102)	1,420	(1,682)
Balance at June 30, 2018	$118,191	$(2,627)	$115,564

	Three Months Ended June 30, 2017
(Dollars in thousands)	Pension	OPEB	Total
Balance at March 31, 2017	$118,231	$(8,071)	$110,160
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(44)	1,354	1,310
Actuarial loss	(2,066)	(226)	(2,292)
Total reclassification for the period	(2,110)	1,128	(982)
Balance at June 30, 2017	$116,121	$(6,943)	$109,178

	Six Months Ended June 30, 2018
(Dollars in thousands)	Pension	OPEB	Total
Balance at December 31, 2017	$100,611	$(5,055)	$95,556
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(69)	3,285	3,216
Actuarial loss	(6,138)	(485)	(6,623)
Total reclassification for the period	(6,207)	2,800	(3,407)
Amortization reclassified from AOCL[2]	23,787	(372)	23,415
Balance at June 30, 2018	$118,191	$(2,627)	$115,564

	Six Months Ended June 30, 2017
(Dollars in thousands)	Pension	OPEB	Total
Balance at December 31, 2016	$120,627	$(9,182)	$111,445
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(88)	2,708	2,620
Actuarial loss	(4,418)	(469)	(4,887)
Total reclassification for the period	(4,506)	2,239	(2,267)
Balance at June 30, 2017	$116,121	$(6,943)	$109,178

1Amortization of prior service credit (cost) and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

2 See Note 2: Recent Accounting Pronouncements discussing the $23.4 million reclassification from AOCL to accumulated deficit.

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

FUNDING AND BENEFIT PAYMENTS

During the six months ended June 30, 2018 and 2017, we paid non-qualified supplemental pension benefits of $0.8 million and $0.8 million, and OPEB benefits of $1.5 million and $1.6 million, respectively. During the six months ended June 30, 2018 we made qualified pension benefit contributions of $8.1 million. No qualified pension benefit contributions were made during the six months ended June 30, 2017.

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details the changes in our accumulated other comprehensive loss (AOCL) on our Condensed Consolidated Balance Sheets for the six months ended June 30, 2018, net of tax.

(Dollars in thousands)	Gains and losses on cash flow hedge	Pension Plans	OPEB	Total
Balance at December 31, 2017	$(705)	$100,611	$(5,055)	$94,851
Amounts arising during the period	(64)	(6,207)	2,800	(3,471)
Amounts reclassified from AOCL to interest expense	(195)	—	—	(195)
Amounts reclassified from AOCL to accumulated deficit	(150)	23,787	(372)	23,265
Net change	(409)	17,580	2,428	19,599
Balance at June 30, 2018	$(1,114)	$118,191	$(2,627)	$114,450

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

NOTE 13. EQUITY-BASED COMPENSATION

As of June 30, 2018, we had three stock incentive plans under which performance shares, restricted stock units (RSUs) and deferred compensation stock equivalent units were outstanding. These plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At June 30, 2018, approximately 0.4 million shares were authorized for future use under those plans. Upon closing of the merger with Deltic, we assumed Deltic’s stockholder-approved 2002 Incentive Plan and set aside and reserved 0.25 million shares for issuance under the plan. We issue new shares of common stock to settle performance shares, restricted stock units and deferred compensation stock equivalent units.

The following table details equity-based compensation expense and the related income tax benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Employee equity-based compensation expense:
Performance shares	$1,074	$905	$2,010	$1,773
Restricted stock units	454	286	934	575
Accelerated share-based termination benefits in connection with the merger	86	—	1,764	—
Total employee equity-based compensation expense	$1,614	$1,191	$4,708	$2,348

Deferred compensation stock equivalent units expense	$53	$161	$181	$322

Total tax benefit recognized for share-based expense	$73	$96	$184	$189

Employee equity-based compensation expense includes restricted stock unit awards issued to directors.

PERFORMANCE SHARES

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards in 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Stock price as of valuation date	$54.00	$43.60
Risk-free rate	2.46%	1.61%
Expected volatility	23.74%	24.22%
Expected dividends	2.96%	3.44%
Expected term (years)	3.00	3.00
Fair value	$75.37	$53.85

The following table summarizes outstanding performance share awards as of June 30, 2018 and changes during the six months ended June 30, 2018:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at December 31, 2017	200,631	$39.19
Granted	67,747	$75.37
Forfeited	(5,082)	$47.90
Unvested shares outstanding at June 30, 2018	263,296	$48.33	$13,389

As of June 30, 2018, there was $6.8 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted-average period of 1.3 years.

RESTRICTED STOCK UNITS

The following table summarizes outstanding RSU awards as of June 30, 2018 and changes during the six months ended June 30, 2018:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at December 31, 2017	67,871	$32.87
Granted	42,193	$51.59
Vested	(1,000)	$42.92
Forfeited	(3,694)	$45.36
Unvested shares outstanding at June 30, 2018	105,370	$39.84	$5,358

The fair value of each RSU equaled our common share price on the date of grant. As of June 30, 2018, there was $2.4 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted-average period of 1.2 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

Through December 31, 2017, a long-term incentive award was granted annually to our directors and payable upon a director's separation from service. Effective May 2018, directors received restricted stock unit awards that may be deferred. Directors may also elect to defer their quarterly retainers, which may be payable in the form of stock. All stock unit equivalent accounts are credited with dividend equivalents. As of June 30, 2018, there were 144,770 shares outstanding that will be distributed in the future to directors as common stock.

Issuance of restricted stock units awarded to certain officers and select employees may also be deferred. All stock unit equivalent accounts are credited with dividend equivalents. As of June 30, 2018, there were 74,263 RSUs which had vested, but issuance of the related stock had been deferred.

REPLACEMENT RESTRICTED STOCK UNIT AWARDS

The replacement RSUs issued as a result of the merger with Deltic have four-year vesting terms. During the vesting period, the grantee may vote and receive dividends on the shares, but the shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates employment. Expense for replacement RSUs will continue to be recognized over the remaining service period unless a qualifying termination occurs. A qualifying termination of an awardee will result in acceleration of vesting and expense recognition in the period that the qualifying termination occurs. Qualifying terminations during the six months ended June 30, 2018 resulted in accelerated vesting of approximately 35,000 replacement RSUs and recognition of $1.8 million of expense. This accelerated expense recognition is included in merger-related integration costs as described in Note 14: Merger, Integration and other Costs.

NOTE 14. MERGER, INTEGRATION AND OTHER COSTS

In connection with the merger with Deltic, we incurred costs such as advisory, legal, accounting, valuation and other professional or consulting fees. Restructuring costs relate to termination benefits and integration costs to combine business processes and locations.

(Dollars in thousands)	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Merger costs	$362	$10,623
Restructuring costs:
Termination benefits	224	8,782
Professional services	353	655
Other	79	213
	656	9,650
Total merger and restructuring costs	$1,018	$20,273

.

During the three and six months ended June 30, 2018, we incurred termination benefits, which included accelerated share-based payment costs, for qualifying terminations. Employee termination benefits considered postemployment benefits are accrued when the obligation is probable and estimable, such as benefits stipulated by human resource policies. If the employee must provide future service greater than 60 days, such benefits are expensed ratably over the future service period. Accrued termination benefits are recorded in accrued payroll and benefits within accounts payable and accrued liabilities as detailed in Note 6: Certain Balance Sheet Components. Accrued termination benefits at June 30, 2018 are expected to be paid within one year.

Changes in accrued severance related to restructuring were as follows:

(Dollars in thousands)
Accrued severance as of December 31, 2017	$—
Charges	8,782
Payments	(8,227)
Accrued severance as of June 30, 2018	$555

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

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the Tax Act), was enacted. The Tax Act contained significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The primary impact of the Tax Act provisions in 2018 was a reduction in our TRS’s effective tax, resulting in $4.4 million and $6.5 million in lower taxes during the three and six months ended June 30, 2018, respectively.

NOTE 16. COMMITMENTS AND CONTINGENCIES

In January 2007, the Environmental Protection Agency (EPA) notified us that we were a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup of a site known as Avery Landing in northern Idaho. We owned a portion of the land at the Avery Landing site, which we acquired in 1980 from the Milwaukee Railroad. The land we owned at the site and adjacent properties were contaminated with petroleum as a result of the Milwaukee Railroad's operations at the site prior to 1980. On July 5, 2011, the EPA issued an Action Memorandum for the Avery Landing Site selecting contaminant extraction and off-site disposal as the remedial alternative. On May 23, 2012, we signed a consent order with the EPA pursuant to which we agreed to provide $1.75 million in funding for EPA cleanup on a portion of our property (including the adjacent riverbank owned by the Idaho Department of Lands). The EPA cleanup was completed in October 2012. On April 4, 2013, the EPA issued a unilateral administrative order requiring us to remediate the portion of the Avery Landing site that we own. Our remediation was completed in October 2013. In 2016, the EPA confirmed that Potlatch had completed the cleanup and subsequent monitoring required by the unilateral order. On September 25, 2015, the EPA sent us a letter asserting that the EPA and the Department of Transportation (the current owner of a portion of the adjacent property remediated by the EPA) (DOT) had incurred $9.8 million in unreimbursed response costs associated with the site and that we were liable for such costs. We executed six tolling agreements with the EPA and DOT suspending the statute of limitations on the claim until March 31, 2018 in order to facilitate negotiations of a final settlement. On December 22, 2017, we sold the land at Avery Landing. On April 10, 2018, the United States District Court for the District of Idaho entered a Consent Decree negotiated by the parties releasing us and our affiliates from any further liability for past response costs incurred by the United States Government in exchange for a final settlement payment of $6 million, which was paid in April 2018.

NOTE 17. SEGMENT INFORMATION

Our businesses are organized into three reportable operating segments: Resource, Wood Products and Real Estate. Management activities in the Resource segment include planting and harvesting trees and building and maintaining roads. The Resource segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights leases, oil and gas royalties, biomass production and carbon sequestration. The Wood Products segment manufactures and markets lumber, plywood and MDF. The business of our Real Estate segment includes the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives. The Real Estate segment also engages in master planned communities and development activities.

Effective February 20, 2018, we changed our operating segment disclosures in order to reflect the new measure of operating profit discussed below that management uses to allocate resources and assess performance. Management adopted the new measure due to the merger with Deltic. The significant increase in the company’s post-merger assets and the related fair value purchase accounting adjustments to acquired Deltic assets created a lack of comparability associated with the historical performance measures. This change has been reflected in the segment information for the three and six months ended June 30, 2018. The segment information presented for comparative purposes for the three and six months ended June 30, 2017 has also been revised to reflect this change.

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

The following table summarizes information on revenues, Adjusted EBITDDA, depreciation, depletion and amortization and basis of real estate sold for each of the company’s reportable segments and includes a reconciliation of total Adjusted EBITDDA to income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Revenues:
Resource	$92,511	$55,924	$169,017	$107,692
Wood Products	193,585	114,529	333,400	210,121
Real Estate	16,431	8,136	26,986	22,640
	302,527	178,589	529,403	340,453
Intersegment Resource revenues[1]	(34,294)	(15,360)	(61,273)	(27,543)
Consolidated revenues	$268,233	$163,229	$468,130	$312,910

Adjusted EBITDDA:
Resource	$43,691	$23,823	$81,388	$43,166
Wood Products	51,566	23,496	80,516	34,265
Real Estate	12,300	6,779	20,302	20,239
Corporate	(11,264)	(9,009)	(19,980)	(16,701)
Eliminations and adjustments	(2,085)	988	(3,286)	2,028
Total Adjusted EBITDDA	94,208	46,077	158,940	82,997
Basis of real estate sold	(2,820)	(982)	(6,425)	(5,772)
Depreciation, depletion and amortization	(20,950)	(6,271)	(33,146)	(12,600)
Interest expense, net	(9,356)	(7,348)	(15,016)	(12,318)
Non-operating pension and other postretirement employee benefits	(1,908)	(1,286)	(3,765)	(3,192)
Gain (loss) on fixed assets	(3)	(30)	1	(16)
Gain on lumber price swap	—	3,265	—	3,265
Inventory purchase price adjustment in cost of goods sold[2]	—	—	(1,849)	—
Deltic merger-related costs[3]	(1,018)	—	(20,273)	—
Income before income taxes	$58,153	$33,425	$78,467	$52,364

Depreciation, depletion and amortization:
Resource	$14,598	$4,274	$23,244	$8,658
Wood Products	6,069	1,839	9,423	3,666
Real Estate	77	—	117	1
Corporate	206	158	362	275
	20,950	6,271	33,146	12,600
Bond discounts and deferred loan fees[4]	655	370	1,094	743
Total depreciation, depletion and amortization	$21,605	$6,641	$34,240	$13,343

Basis of real estate sold:
Real Estate	$2,896	$1,047	$6,619	$5,856
Eliminations and adjustments	(76)	(65)	(194)	(84)
Total basis of real estate sold	$2,820	$982	$6,425	$5,772
[1]	Intersegment revenues are based on prevailing market prices of logs sold by our Resource segment to the Wood Products segment.
[2]	The effect on cost of goods sold for fair value adjustments to the carrying amounts of inventory acquired in business combinations.
[3]	For integration and restructuring costs related to the merger with Deltic see Note 14: Merger, Integration and Other Costs.
[4]	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statement of Income.

A reconciliation of our business segment total assets to total assets in the Condensed Consolidated Balance Sheet is as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Total assets:
Resource[1]	$1,725,559	$670,240
Wood Products	457,370	154,479
Real Estate[2]	89,595	—
	2,272,524	824,719
Corporate	124,625	128,360
Total consolidated assets	$2,397,149	$953,079

1        We do not report rural real estate separate from Resource as we do not report these assets separately to management.

2          Real Estate assets primarily consist of real estate development acquired with the Deltic merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expected $50 million in annual synergies and operational improvements by 2019, fair value of hedging instruments and swaps, expected return on pension assets, recognition of compensation costs relating to our performance shares and RSUs, the distribution of Deltic’s earnings and profits prior to December 31, 2018, required contributions to pension plans, expected amortization of unrecognized compensation cost of performance share awards and RSUs, payment of accrued termination benefits within one year, the U.S. housing market, expected improvement in Southern sawlog prices, 2018 capital expenditures and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	changes in the United States and international economies;
•	changes in interest rates and discount rates;
•	changes in the level of residential and commercial construction and remodeling activity;
•	changes in tariffs, quotas and trade agreements involving wood products;
•	changes in demand for our products;
•	changes in production and production capacity in the forest products industry;
•	competitive pricing pressures for our products;
•	unanticipated manufacturing disruptions;
•	weather;
•	transportation disruptions; and
•	our ability to successfully realize the expected benefits from the merger with Deltic.

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

Synergies

PotlatchDeltic has identified a target of $50 million in annual CAD synergies arising from the merger with Deltic. The $50 million annual synergy run rate is expected to be achieved by 2019. Synergies are being tracked in four categories: 1) increased sustainable harvest; 2) expanded lumber production; 3) REIT tax savings; and 4) lower selling, general and administrative expenses and other improvements. The following table summarizes the target savings.

(Dollars in millions)	Target Savings	Run Rate Savings to Date	Description
Sustainable harvest	$10	$10	Increased harvest to sustainable levels in line with industry standards
Expanded lumber production	18	13	Lumber production gains from capital investments in additional drying capacity, increased operating hours and additional improvements
REIT tax savings	7	7	Qualified Deltic assets taxed as a REIT
SG&A and other	15	10	Personnel reductions, system and process integration along with a number of small operational improvements
	$50	$40

Business and Economic Trends

The demand for timber is directly affected by the underlying demand for lumber and other wood-products, as well as by the demand for pulp, paper and packaging. Our Resource and Wood Products segments are impacted by demand for new homes in the United States housing market and by repair and remodeling activity.

During the second quarter of 2018, new home demand and repair and remodeling activity continued to reflect moderate improvement supported by low unemployment, wage growth, household formation and consumer confidence. The millennial generation has started to form households and have children, which combined with the favorable economic backdrop, should support an ongoing recovery in new single-family home construction.

Increased lumber demand coupled with transportation issues pushed lumber prices higher and contributed to our strong results in Wood Products. We index a significant portion of our Idaho sawlogs to the price of lumber under long-term supply agreements. The Northern region of the Resource segment saw favorable log pricing as a result of the strength in lumber markets. The Southern region of the Resource segment has seen pine sawlog prices remain at relatively low levels as markets continue to have ample log availability to meet growing demand. However, new lumber capacity and continued demand growth should begin to narrow the supply-demand gap over time.

Consolidated Results

The following table sets forth changes in our Consolidated Statements of Income. Our Business Segment Results provide a more detailed discussion of our segments.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$268,233	$163,229	$105,004	$468,130	$312,910	$155,220
Costs and expenses:
Cost of goods sold	180,906	111,356	69,550	320,061	223,854	96,207
Selling, general and administrative expenses	16,892	13,079	3,813	30,548	24,447	6,101
Deltic merger-related costs	1,018	—	1,018	20,273	—	20,273
Gain on lumber price swap	—	(3,265)	3,265	—	(3,265)	3,265
	198,816	121,170	77,646	370,882	245,036	125,846
Operating income	69,417	42,059	27,358	97,248	67,874	29,374
Interest expense, net	(9,356)	(7,348)	(2,008)	(15,016)	(12,318)	(2,698)
Non-operating pension and other postretirement benefit costs	(1,908)	(1,286)	(622)	(3,765)	(3,192)	(573)
Income before income taxes	58,153	33,425	24,728	78,467	52,364	26,103
Income tax provision	(12,005)	(9,181)	(2,824)	(17,722)	(11,199)	(6,523)
Net income	$46,148	$24,244	$21,904	$60,745	$41,165	$19,580
Adjusted EBITDDA[1]	$94,208	$46,077	$48,131	$158,940	$82,997	$75,943

[1]	See Performance and Liquidity Measures for a reconciliation of Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Second Quarter 2018 Results Compared with Second Quarter 2017

Revenues

Revenues were $268.2 million, an increase of $105.0 million, or 64%, compared with the same period in 2017. Excluding $80.0 million of revenues attributable to acquired Deltic operations, revenue increased $25.0 million, or 15%, primarily due to higher realizations on sawlogs stemming from the effect of higher lumber prices on indexed Idaho sawlogs, higher lumber volumes and more acres sold, including 8,000 acres of non-strategic timberlands in Minnesota to a conservation entity for $900 per acre.

Cost of goods sold

Cost of goods sold increased $69.6 million, or 62%, compared with the same period in 2017. Excluding $60.7 million of cost of goods sold attributed to acquired Deltic operations, cost of goods sold increased $8.9 million, primarily due to higher per unit log costs for Wood Products in the Northern region and increased depletion rates in the South due to the merger.

Depletion, depreciation and amortization increased primarily due to the following:

•

Depletion increased $8.1 million due to the addition of Deltic’s harvest volumes that were not present during the three months ended June 30, 2017. Excluding the impact of Deltic harvest volumes, depletion increased $2.1 million compared with the same period in the prior year due to increased depletion rates in the South. As we calculate depletion in a Southern depletion pool which includes both Potlatch and Deltic timberlands, depletion expense increased approximately 75% for harvesting activities on legacy Potlatch timberlands in the South as a result of the merger.

•	Depreciation increased $4.3 million primarily from the addition of Deltic’s two sawmills and the MDF plant.
•	Excluding the impact of Deltic, the basis of land sold was $1.1 million and $1.0 million for the 3 months ended June 30, 2018 and 2017, respectively.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses for second quarter 2018 were $16.9 million compared with $13.1 million during the same period in 2017. The increase includes $2.9 million of SG&A expenses attributable to acquired Deltic operations and $0.9 million attributable to higher administrative costs as part of the integration. These costs are expected to decline once the integration is complete.

Deltic merger-related costs

Merger-related costs for the second quarter 2018 were $1.0 million. This included $0.4 million in merger costs for various professional fees including legal fees, accounting and appraisal fees. Restructuring costs were $0.6 million, consisting primarily of costs associated with systems integration.

Interest expense, net

Interest expense was $9.4 million, compared with $7.3 million for the same period in 2017. The $2.1 million increase was primarily due to the $230 million in long-term debt assumed or refinanced in connection with the Deltic merger. Refer to Note 8: Debt for a more detailed discussion of our borrowings.

Income tax provision

Provision for income taxes for the second quarter 2018 was $12.0 million compared with $9.2 million for the prior year period. Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the three months ended June 30, 2018, the TRS’s income before income tax was $46.1 million. For the same time last year, the TRS’s income before income tax was $25.9 million. The increase in the TRS’s income before income tax was primarily the result of higher lumber prices and the acquired Deltic wood products operations.

On December 22, 2017, the Tax Act was enacted, which contained significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The primary impact of the Tax Act provisions in 2018 was a reduction to our TRS’s effective tax rate, resulting in $4.4 million in lower taxes in the second quarter of 2018.

Adjusted EBITDDA

Adjusted EBITDDA for second quarter 2018 was $94.2 million, an increase of $48.1 million or 104% compared with the same period in 2017. Excluding $30.8 million of Adjusted EBITDDA attributable to acquired Deltic Operations, Adjusted EBITDDA increased $17.3 million, or 38%, from the same period in 2017. The increase in Adjusted EBITDDA, excluding Deltic, was driven primarily by higher realizations on sawlogs due to the effect of higher lumber prices on indexed Idaho sawlogs, higher lumber volumes and 8,000 acres of non-strategic timberland sales to a conservation entity described above. Refer to the Business Segments Results below for further discussions on activities for each of our segments.

See Performance and Liquidity Measures for a reconciliation of Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Year to Date 2018 Results Compared with Year to Date 2017

Revenues

Revenues were $468.1 million, an increase of $155.2 million, or 50%, compared with the same period in 2017.

Excluding $108.9 million of revenues attributable to acquired Deltic operations, revenue increased $46.3 million, or 15%, primarily due to higher realizations on sawlogs due to the effect of higher lumber prices on indexed Idaho sawlogs, higher lumber volumes and increased land sales for the period.

Cost of goods sold

Cost of goods sold increased $96.2 million, or 43%, compared with the same period in 2017. Excluding $86.5 million of cost of goods sold attributed to acquired Deltic operations, cost of goods sold increased $9.7 million, primarily due to higher per unit log costs for Wood Products and increased depletion rates in the South due to the merger.

Depletion, depreciation and amortization increased primarily due to the following:

•

Depletion increased $11.0 million due to the addition of Deltic’s harvest volumes for 129 days in the current year period that were not present in the prior year. Excluding the impact of Deltic harvest volumes, depletion increased

$3.3 million compared with the same period in the prior year primarily due to increased harvest activities in the North due to favorable hauling conditions and increased depletion rates in the South due to the merger.

•	Depreciation increased $6.0 million primarily from the addition of Deltic’s two sawmills and the MDF plant.
•	Excluding the impact of Deltic, the basis of land sold decreased $2.3 million due to the mix of sales compared with the same prior period in 2017.
•	At the merger date, Deltic’s lumber and panel inventory was recorded at fair value, resulting in $1.8 million of additional cost of goods sold from the sale of the inventory.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses for the six months ended June 30, 2018 were $30.5 million compared with $24.4 million during the same period in 2017. The increase includes $4.7 million of SG&A expenses attributable to acquired Deltic operations and $1.4 million attributable to higher administrative costs as part of the integration, which are expected to decline once the integration is complete.

Deltic merger-related costs

Merger-related costs for the six months ended June 30, 2018 were $20.3 million. This included $10.6 million in merger costs for investment banking fees, legal fees, accounting and appraisal fees and other costs related to filing the joint proxy/prospectus for the merger. Restructuring costs were $9.7 million, consisting primarily of termination benefits, which included accelerated share-based payment costs for qualifying terminations.

Interest expense, net

Interest expense was $15.0 million, compared with $12.3 million for the same period in 2017. The $2.7 million increase was primarily due to the $230 million in long-term debt assumed or refinanced in connection with the Deltic merger. Refer to Note 8: Debt for a more detailed discussion of our borrowings.

Income tax provision

Provision for income taxes for the six months ended June 30, 2018 was $17.7 million compared with $11.2 million for the prior year period. Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the six months ended June 30, 2018, the TRS’s income before income tax was $69.1 million. For the same time last year, the TRS’s income before income tax was $31.6 million. The increase in the TRS’s income before income tax was primarily the result of higher lumber prices and the acquired Deltic wood products operations.

On December 22, 2017, the Tax Act was enacted, which contained significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The primary impact of the Tax Act provisions in 2018 was a reduction to our TRS’s effective tax rate, resulting in $6.5 million in lower taxes in the six months ended June 30, 2018.

Adjusted EBITDDA

Adjusted EBITDDA for six months ended June 30, 2018 was $158.9 million, an increase of $75.9 million or 92% compared with the same period in 2017. The increase in Adjusted EBITTDA was driven primarily by increased Southern harvests and wood products volumes due to the addition of Deltic operations, higher lumber pricing and higher realization on Northern sawlogs. Excluding $39.5 million of Adjusted EBITDDA attributable to acquired Deltic operations, Adjusted EBITDDA increased $36.4 million, or 44%, from the same period in 2017. The increase in Adjusted EBITDDA, excluding Deltic, was driven primarily by higher realizations on sawlogs due to the effect of higher lumber prices on indexed Idaho sawlogs, higher lumber volumes, lumber prices and increased acres sold. Refer to the Business Segments Results below for further discussions on activities for each of our segments.

See Performance and Liquidity Measures for a reconciliation of Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Resource Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues[1]	$92,511	$55,924	$36,587	$169,017	$107,692	$61,325
Costs and expenses:
Logging and hauling	(37,306)	(23,480)	(13,826)	(69,205)	(48,472)	(20,733)
Other	(9,390)	(6,807)	(2,583)	(14,725)	(12,881)	(1,844)
Selling, general and administrative expenses	(2,124)	(1,814)	(310)	(3,699)	(3,173)	(526)
Adjusted EBITDDA[2]	$43,691	$23,823	$19,868	$81,388	$43,166	$38,222

[1]

Prior to elimination of intersegment fiber revenues of $34.3 million and $15.4 million for the three months ended June 30, 2018 and 2017, and $61.3 million and $27.5 million for the six months ended June 30, 2018 and 2017, respectfully.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 17: Segment Information.

Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for three and six months ended June 30, 2018, compared with the three and six months ended June 30, 2017.

(Dollars in thousands)	Three Months Ended	Six Months Ended
Adjusted EBITDDA June 30, 2017	$23,823	$43,166
Volume - Northern	4,744	13,710
Price / mix - Northern	6,489	14,785
Volume-Southern	21,952	29,510
Price / mix - Southern	2,764	2,184
Logging and hauling costs	(13,826)	(20,733)
Other forestry costs	(2,583)	(1,844)
Selling general and administrative expenses	(309)	(526)
Other costs, net	637	1,136
Adjusted EBITDDA June 30, 2018	$43,691	$81,388

Upon our merger with Deltic, we acquired approximately 530,000 acres of timberland, primarily in Arkansas. The revenues and Adjusted EBITDDA associated with these additional acres from the merger date through the end of second quarter 2018 are included in the results of our Resource segment. Results include other ancillary benefits from land ownership, such as revenues from hunting leases and oil and gas royalties.

Second Quarter 2018 Results Compared with Second Quarter 2017

Segment Adjusted EBITDDA for the second quarter of 2018 was $43.7 million, an increase of $19.9 million, or 83%, compared with the same period in 2017. The increase in Adjusted EBITDDA is a primarily the result of the following:

•

Northern increased $4.7 million due primarily to a 43,710 ton increase in the volume of sawlogs harvested. In addition, prices increased $16 per ton, or 14%, compared to the same prior period in 2017 which resulted in a $6.5 million increase in segment Adjusted EBITDDA. The price increase reflects the effect of higher lumber prices on indexed Idaho sawlog volumes.

•

Southern increased $22.0 million in volume sold and $2.8 million in pricing primarily due to the addition of a full quarter of Deltic operations which were not present in the same period in 2017. We harvested 1.1 million tons in the South during the second quarter of 2018 which was up 145% compared to the same period in 2017. Our sawlog prices were $43 per ton for the three months ended June 30, 2018 compared to $39 per ton for the three months ended June 30, 2017. The increase in price per ton was primarily due to harvesting more valuable large diameter Deltic sawlogs and a more favorable mix of higher priced hardwood sawlogs.

These increases were partially offset by the following:

•	Logging and hauling costs increased $13.8 million primarily due to the higher harvest volumes in the South and the North.

•	Other forestry costs increased $2.6 million primarily due to the addition of the Deltic operations.

Year to Date 2018 Results Compared with Year to Date 2017

Adjusted EBITDDA for the six months ended June 30, 2018 was $81.4 million, an increase of $38.2 million, or 88%, compared with the same period in 2017. The increase in Adjusted EBITDDA is primarily the result of the following:

•

Northern increased $13.7 million due primarily to a 138,388 ton increase in the volume of sawlogs harvested. In addition, prices increased $18 per ton, or 18%, compared to the same prior period in 2017 which resulted in a $14.8 million increase in segment Adjusted EBITDDA. The price increase reflects the effect of higher lumber prices on indexed Idaho sawlog volumes.

•

Southern increased $29.5 million in volume sold and $2.2 million in pricing primarily due to the addition of Deltic operations for 129 days during 2018 which were not present in the same period in 2017. We harvested 1.8 million tons in the South during the six months ended 2018 which was up 94% compared to the same period in 2017. Our sawlog prices were $42 per ton for the six months ended June 30, 2017 compared to $40 per ton for the six months ended June 30, 2017. The increase in price per ton was primarily due to harvesting more valuable large diameter Deltic sawlogs and a more favorable mix of higher priced hardwood sawlogs.

These increases were partially offset by the following:

•	Logging and hauling costs increased $20.7 million primarily due to the higher harvest volumes in the South and the North.
•	Other forestry costs increased $1.8 million primarily due to the addition of the Deltic operations.

Resource Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
Harvest Volumes (in tons)	2018	2017	Change	2018	2017	Change
Northern region
Sawlog	377,636	333,926	43,710	826,418	688,030	138,388
Pulpwood	31,389	40,054	(8,665)	76,817	87,839	(11,022)
Stumpage	4,222	—	4,222	10,058	10,693	(635)
Total	413,247	373,980	39,267	913,293	786,562	126,731

Southern region
Sawlog	580,296	192,391	387,905	929,880	408,488	521,392
Pulpwood	439,551	251,167	188,384	738,104	499,166	238,938
Stumpage	92,988	9,782	83,206	125,320	15,456	109,864
Total	1,112,835	453,340	659,495	1,793,304	923,110	870,194

Total harvest volume	1,526,082	827,320	698,762	2,706,597	1,709,672	996,925

Sales Price/Unit ($ per ton)
Northern region[1]
Sawlog	$131	$115	$16	$120	$102	$18
Pulpwood	$41	$37	$4	$40	$39	$1
Stumpage	$14	$—	$14	$14	$13	$1

Southern region[1]
Sawlog	$43	$39	$4	$42	$40	$2
Pulpwood	$31	$29	$2	$30	$30	$—
Stumpage	$11	$15	$(4)	$12	$15	$(3)

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Note: First quarter 2018 Southern sawlog and pulpwood volumes were increased 10,961 and 3,249 tons, respectively, relative to volumes reported in our Form 10-Q for the quarter ended March 31, 2018.

Wood Products Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$193,585	$114,529	$79,056	$333,400	$210,121	$123,279
Costs and expenses[1]
Fiber costs	(75,274)	(46,518)	(28,756)	(133,964)	(88,604)	(45,360)
Freight, logging and hauling	(19,663)	(12,466)	(7,197)	(35,618)	(24,723)	(10,895)
Manufacturing costs	(49,716)	(26,772)	(22,944)	(87,068)	(58,049)	(29,019)
Finished goods inventory change	4,800	(630)	5,430	7,950	1,670	6,280
Selling, general and administrative expenses	(2,166)	(1,413)	(753)	(4,180)	(2,905)	(1,275)
Gain on lumber price swap	—	(3,265)	3,265	—	(3,265)	3,265
Other	—	31	(31)	(4)	20	(24)
Adjusted EBITDDA[2]	$51,566	$23,496	$28,070	$80,516	$34,265	$46,251

[1]

Prior to elimination of intersegment fiber costs of $34.3 million and $15.4 million for the three months ended June 30, 2018 and 2017 and $61.3 million and $27.5 million for the six months ended June 30, 2018 and 2017, respectively.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 17: Segment Information.

Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017.

(Dollars in thousands)	Three Months Ended	Six Months Ended
Adjusted EBITDDA June 30, 2017	$23,496	$34,265
Shipment volumes - lumber	29,940	43,482
Price / mix - lumber	22,145	38,396
Panels	4,032	6,983
Residuals and other	6,675	10,022
Log costs - lumber	(21,170)	(33,893)
Freight, logging and hauling - lumber	(5,258)	(8,244)
Finished goods inventory change - lumber	5,118	6,771
Cost of sales	(12,669)	(16,016)
Selling general and administrative expenses	(743)	(1,250)
Adjusted EBITDDA June 30, 2018	$51,566	$80,516

Upon the with Deltic merger, we acquired two sawmills and one medium density fiberboard (MDF) plant in Arkansas. The sales and Adjusted EBITDDA of these facilities from the merger date to the end of the second quarter 2018 are included in the results of our Wood Products segment.

Second Quarter 2018 Results Compared with Second Quarter 2017

Adjusted EBITDDA for second quarter 2018 was $51.6 million, an increase of $28.1 million, or 119%, compared with the prior year period. The increase in Adjusted EBITDDA is a primarily the result of the following:

•

Lumber shipments increased 69.5 million board feet to 259.2 million board feet in the second quarter of 2018 compared to 189.8 million board feet in the second quarter of 2017. The increase is primarily due to the addition of the Deltic mills. Lumber sales prices increased 20% to $517 per MBF compared with $431 per MBF during the same period in 2017 due to stronger demand coupled with industry supply constraints including transportation challenges experienced by Canadian lumber mills.

•	The contribution of panels increased $4.0 million due to the addition of the Deltic MDF plant as well as strong demand and pricing for industrial grade plywood.

•	Residuals and other contributed $6.7 million more primarily due to the addition of the Deltic sawmills.

•

Lumber inventories increased due primarily to the addition of the two Deltic sawmills. In addition, we experienced truck and rail shipping challenges in the second quarter of 2018 which delayed shipment of approximately 16 million board feet of lumber. We expect to catch up on lumber shipments in the second half of 2018.

These increases were partially offset by the following:

•	Costs incurred by the sawmills for logs and freight, logging and hauling increased $21.1 million and $5.3 million, respectively, primarily due to the higher lumber shipment volumes.

•	Other lumber costs of sales increasing $12.7 million due primarily to the addition of the two Deltic sawmills during 2018.

Year to Date 2018 Results Compared with Year to Date 2017

Adjusted EBITDDA for the six months ended June 30, 2018 was $80.5 million, an increase of $46.3 million, or 135%, compared with the prior year period. The increase in Adjusted EBITDDA is a primarily the result of the following:

•

Lumber shipments increased 106.1 million board feet to 463.4 million board feet during the six months ended June 30, 2018 compared to 357.3 million board feet in comparable prior period of 2017. The increase is primarily due to the addition of the Deltic mills. Lumber sales prices increased 21% to $495 per MBF compared with $410 per MBF during the same period in 2017 due to stronger demand coupled with industry supply constraints including transportation challenges experienced by Canadian lumber mills.

•	The contribution of panels increased $7.0 million due to the addition of the Deltic MDF plant as well as strong demand and pricing for industrial grade plywood.

•	Residuals and other contributed $10.0 million more primarily due to the addition of the Deltic sawmills.

•

Lumber inventories increased due primarily to the addition of the two Deltic sawmills. In addition, we experienced truck and rail shipping challenges in the second quarter of 2018 which delayed shipment of approximately 16 million board feet of lumber. We expect to catch up on lumber shipments in the second half of 2018.

These increases were partially offset by the following:

•

Costs incurred by the sawmills for logs and freight, logging and hauling increased $33.9 million and $8.2 million, respectively, primarily due to the addition of the two Deltic lumber mills and increased lumber shipments.

•	Other lumber costs of sales increasing $16.0 million due primarily to the lumber shipment volumes and the addition of the two Deltic sawmills during 2018.

Wood Products Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Lumber shipments (MBF)[1]	259,249	189,781	69,468	463,394	357,340	106,054
Lumber sales prices ($ per MBF)	$517	$431	$86	$495	$410	$85

[1]	MBF stands for thousand board feet.

Real Estate Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$16,431	$8,136	$8,295	$26,986	$22,640	$4,346
Costs and expenses
Other	(3,184)	(671)	(2,513)	(4,611)	(1,007)	(3,604)
Selling, general and administrative expenses	(947)	(686)	(261)	(2,073)	(1,394)	(679)
Adjusted EBITDDA[1]	$12,300	$6,779	$5,521	$20,302	$20,239	$63
[1]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 17: Segment Information.

The following table summarizes Adjusted EBITDDA variances for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017.

(Dollars in thousands)	Three Months Ended	Six Months Ended
Adjusted EBITDDA June 30, 2017	$6,779	$20,239
Rural real estate sales	4,533	(1,138)
Real estate development sales	1,876	3,095
Selling, general and administrative expenses	(263)	(681)
Other costs, net	(625)	(1,213)
Adjusted EBITDDA June 30, 2018	$12,300	$20,302

Upon the Deltic merger, we acquired an established real estate development project in Little Rock, Arkansas known as Chenal Valley. The revenues and Adjusted EBITDDA of this operation from the merger date to the end of the second quarter are included in the results of our Real Estate segment.

Second Quarter 2018 Results Compared with Second Quarter 2017

Adjusted EBITDDA for the second quarter of 2018 was $12.3 million, an increase of $5.5 million, or 81%, compared with the same period in 2017. The increase in Adjusted EBITDDA is a primarily the result of the following:

•

An increase in rural real estate sales of approximately $4.5 million compared to the prior period of 2017. The increase in rural sales includes an 8,000 acre sale of non-strategic timberlands in Minnesota to a conservation entity for $900 per acre. This 8,000 acre sale represents about one fifth of a larger multi-year option involving this entity and state and federal agencies that use conservation funding to purchase land holdings.

•	Real estate development sales of 13 residential lot at an average price of $74,000 per lot in the Chenal Valley development.

These increases were partially offset by the following:

•

The average price per acre of rural real estate declining $409 per acre primarily as a result of less HBU and recreational real estate in the sales mix during the three months ended June 30, 2018 compared to the prior period in 2017. The average price per acre fluctuates based on both the geographic area of the real estate and product mix.

•

Selling, general and administrative expenses and other expenses increasing primarily due to the addition of the real estate development and Chenal Country Club activities in 2018 following the Deltic merger.

Year to Date 2018 Results Compared with Year to Date 2017

Adjusted EBITDDA for the six months ended 2018 was $20.3 million compared with $20.2 million for the same period in 2017. The increase in Adjusted EBITDDA is a primarily the result of the following:

•

Rural real estate sales declined $1.1 million compared with the same period in 2017. This decrease is mainly a result of the mix of sales with less HBU and recreational real estate sales during the six months ended June 30, 2018 compared to the prior period of 2017. The average price per acre fluctuates based on both the geographic area of the real estate and product mix.

•	Real estate development sales consisted of 25 residential lot at an average price of $86,000 per lot in the Chenal Valley development.

•

Selling, general and administrative expenses and other expenses increasing primarily due to the addition of the real estate development and Chenal Country Club activities in 2018 following the Deltic merger.

Rural Real Estate	Three Months Ended June 30,
	2018		2017
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	1,133	$2,113	700	$2,577
Recreation real estate	2,280	$1,290	4,523	$1,356
Non-strategic timberland	8,158	$899	186	$1,074
Total	11,571	$1,095	5,409	$1,504

Development Real Estate	Three Months Ended June 30, 2018
	Lots or Acres Sold	Average $/ Lot
Residential lots	13	$74,054

Rural Real Estate	Six Months Ended June 30,
	2018		2017
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	2,929	$2,286	5,328	$2,530
Recreation real estate	5,741	$1,161	6,263	$1,399
Non-strategic timberland	9,045	$900	383	$1,046
Total	17,715	$1,214	11,974	$1,891

Development Real Estate	Six Months Ended June 30, 2018
	Lots or Acres Sold	Average $/ Lot
Residential Lots	25	$86,016

Liquidity and Capital Resources

Overview

As of June 30, 2018, our cash and cash equivalents were $125.7 million, an increase of $5.3 million from December 31, 2017. The increase in cash and cash equivalents was primarily the result of an increase in cash generated by operations due to stronger lumber prices, partially offset by debt repayments and higher dividend payments.

Net Cash from Operations

Net cash provided from operating activities was $95.4 million for the first half of 2018, compared with $79.4 million in the first half of 2017. This $16.0 million increase in net cash provided by operating activities was primarily attributable to $129.4 million of additional cash received from customers, partially offset by $87.6 million cash paid to our suppliers.

In addition to the increased cash received from our customers and increased payments to suppliers in 2018 compared to 2017, cash provided by operating activities in 2018 was affected by:

•	Cash payments of $19.7 million associated with the $20.3 million of merger expense.
•	Cash contributions to our qualified pension plans of $8.1 million. There were no qualified contributions during the first six months of 2017.
•	An increase in cash interest payments of $3.2 million, primarily due to debt assumed in connection with the Deltic merger.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $14.7 million for the six months ended June 30, 2018, compared with $14.9 million used in 2017.

•

For the six months ended June 30, 2018, we used $18.7 million for capital expenditures primarily in our Wood Products and Resource segments. This was partially offset by cash acquired from the merger with Deltic of $3.4 million.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $75.4 million and $36.7 million for the six months ended June 30, 2018 and 2017, respectively.

•	In the first half of 2018, we repaid a net $20.3 million of long-term debt and revolving line of credit, as well as paid $2.4 million in loan fees.
•

Dividends to stockholders were $50.2 million, compared with $30.5 million paid in the first half of 2017. Our quarterly dividend increased approximately $10.0 million due to the issuance of approximately 22.0 million additional shares related to the merger, and the increase of our quarterly dividend from $0.375 per share to $0.40 per share starting in December 2017.

Capital Structure

	June 30,	December 31,
(Dollars in millions)	2018	2017
Long-term debt	$783,436	$573,319
Cash and cash equivalents	(125,719)	(120,457)
Net debt	657,717	452,862
Market capitalization[1]	3,191,041	2,026,539
Enterprise value	$3,848,758	$2,479,401

Net debt to enterprise value	17.1%	18.3%
Dividend yield[2]	3.1%	3.1%
Weighted-average cost of debt, after tax[3]	4.1%	4.3%

[1]	Market capitalization is based on outstanding shares of 62.8 million and 40.6 million times closing share prices of $50.85 and $49.90 as of June 30, 2018, and December 31, 2017, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.60 and $1.53 divided by share prices of $50.85 and $49.90 as of June 30, 2018, and December 31, 2017, respectively.
[3]	Weighted-average cost of debt is based on outstanding principal balances only.

Liquidity and Performance Measures

The discussion below is presented to enhance the reader’s understanding of our operating performance, ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures: Adjusted EBITDDA and Cash Available for Distribution (CAD). These measures are not defined by GAAP and the discussion of Adjusted EBITDDA and CAD is not intended to conflict with or change any of the GAAP disclosures described herein.

We define CAD as cash provided by operating activities adjusted for capital spending for purchases of property, plant and equipment, timberlands reforestation and roads and acquisition of timber and timberlands. Management believes CAD is a useful indicator of the company’s overall liquidity, as it provides a measure of cash generated that is available for dividends to common stockholders (an important factor in maintaining our REIT status), repurchase of the company’s common shares, debt repayment, acquisitions and other discretionary and nondiscretionary activities. Our definition of CAD is limited in that it does not solely represent residual cash flows available for discretionary expenditures since the measure does not deduct the payments required for debt service and other contractual obligations. Therefore, we believe it is important to view CAD as a measure that provides supplemental information to our Condensed Consolidated Statements of Cash Flows. Our definition of CAD may be different from similarly titled measures reported by other companies, including those in our industry. CAD is not necessarily indicative of the CAD that may be generated in future periods.

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

The following table provides a reconciliation of net income to Adjusted EBITDDA for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$46,148	$24,244	$60,745	$41,165
Interest, net	9,356	7,348	15,016	12,318
Income tax	12,005	9,181	17,722	11,199
Depreciation, depletion and amortization	20,950	6,271	33,146	12,600
Basis of real estate sold	2,820	982	6,425	5,772
Non-operating pension and other postretirement benefit costs	1,908	1,286	3,765	3,192
Inventory purchase price adjustment in cost of goods sold[1]	—	—	1,849	—
Deltic merger related costs[2]	1,018	—	20,273	—
Gain on lumber price swap	—	(3,265)	—	(3,265)
(Gain)/loss on fixed assets	3	30	(1)	16
Consolidated Adjusted EBITDDA	$94,208	$46,077	$158,940	$82,997

[1]	The effect on cost of goods of fair value adjustments to the carrying amounts of inventory acquired in business combinations.
[2]	Integration and restructuring costs related to the merger with Deltic – see Note 14: Merger, Integration and Other Costs in the Footnotes to the Condensed Consolidated Financial Statements.

The following table provides a reconciliation of Cash Provided by Operating Activities to CAD:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Cash from operating activities[1]	$95,355	$79,383
Capital expenditures	(18,655)	(14,863)
CAD	$76,700	$64,520
Net cash from investing activites[2]	$(14,705)	$(14,937)
Net cash from financing activities	$(75,388)	$(36,706)

[1]

Cash from operating activities for the six months ended June 30, 2018 and 2017 includes cash paid for Deltic merger-related costs of $19.7 million and $0, respectively, and cash paid for real estate development expenditures of $1.7 million and $0, respectively.

[2]	Net cash from investing activities includes payments for capital expenditures, which is also included in our reconciliation of CAD.

Credit and Term Loan Agreements

On February 14, 2018, we entered into a Second Amended and Restated Credit Agreement with an expiration date of April 13, 2023. The amended agreement increases our revolving line of credit to $380 million, which may be increased by up to an additional $420 million. It also includes a sublimit of $75 million for the issuance of standby letters of credit and a sublimit of $25 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Pricing is consistent with the 2014 amended and restated credit agreement. The limitation on timberland acre sales was eliminated. As of June 30, 2018, approximately $1.0 million of capacity under our credit agreement was utilized by outstanding letters of credit, resulting in $379.0 million available for additional borrowings.

On March 22, 2018, we entered into a Second Amended and Restated Term Loan Agreement, which amended the existing amended and restated term loan agreement dated December 14, 2014. The agreement includes an additional $100 million of new loans and a $100 million loan assumed in connection with the Deltic merger. The $100 million of new loans represent a refinancing of credit facility borrowings acquired from Deltic. The agreement also allows for incremental future borrowings in an amount not to exceed $150 million. The limitation on timberland acre sales was eliminated.

The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of June 30, 2018:

	Covenant Requirement		Actuals at June 30, 2018
Interest coverage ratio	≥	3.00 to 1.00	8.00
Leverage ratio	≤	40%	20%

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

The terms of our senior notes limit our ability and the ability of any subsidiary guarantors to enter into restricted transactions, which include the ability to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens. However, such restricted transactions are permitted if the balance of our cumulative Funds Available for Distribution (FAD) and a FAD basket amount provide sufficient funds to cover such restricted payments. At June 30, 2018, our cumulative FAD was $268.3 million and the FAD basket was $90.1 million.  FAD is defined as net income plus depreciation, depletion, amortization and basis of real estate sold, minus capital expenditures. Capital expenditures exclude timberland purchases greater than $5.0 million.

Contractual Obligations

Other than debt assumed from the merger with Deltic described in Note 8: Debt in the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no material changes to our contractual obligations in the six months ended June 30, 2018 outside the ordinary course of business.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. In April 2018, Moody’s upgraded our debt rating from 'Ba1' to ‘Baa3’, with a Stable outlook. In July 2018, Standard & Poor’s upgraded our debt rating from ‘BB+’ to ‘BBB-’, with a stable outlook. We are now investment-grade rated by both agencies.

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

Quantitative Information about Market Risks

The table below provides information about our outstanding long-term debt, weighted-average interest rates and interest rate swaps as of June 30, 2018. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve.

	EXPECTED MATURITY DATE
(Dollars in thousands)	2018	2019	2020	2021	2022	THEREAFTER	TOTAL	FAIR VALUE
Variable rate debt:
Principal due	$—	$40,000	$40,000	$40,000	$—	$156,500	$276,500	$276,503
Average interest rate		4.36%	4.72%	4.75%		4.41%	4.49%
Fixed rate debt:
Principal due	$—	$150,000	$6,000	$—	$43,000	$315,735	$514,735	$513,354
Average interest rate		7.50%	3.70%		4.60%	4.04%	5.09%
Interest rate swaps:
Variable to fixed	$—	$—	$40,000	$40,000	$—	$127,500	$207,500	$1,635
Average pay rate			2.84%	2.92%		2.61%	2.71%
Average receive rate			2.82%	2.85%		2.79%	2.81%

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2018. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of June 30, 2018.

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

Except as described above, no changes in our internal control over financial reporting occurred during the three and six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On April 26, 2016, the company announced that its Board of Directors had authorized management to repurchase up to $60 million of common stock over a period of 24 months (the Repurchase Plan) expiring on April 30, 2018. In total, $6.0 million of common stock were repurchased under the Repurchase Plan prior to its expiration, with no shares repurchased during 2018.

ITEM 6. EXHIBITS

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
(101)

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the six months ended June 30, 2018, filed on August 2, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (v) the Notes to Condensed Consolidated Financial Statements.

* Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ JERALD W. RICHARDS
Jerald W. Richards
Vice President and Chief Financial Officer

Date:	August 2, 2018