Form 10-Q
period 2018-09-30
POTLATCHDELTIC CORP
filed 2018-10-31
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of October 29, 2018 was 62,754,582.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Revenues	$289,199	$190,441	$757,329	$503,351
Costs and expenses:
Cost of goods sold	195,584	124,727	515,645	348,581
Selling, general and administrative expenses	14,901	13,240	45,449	37,687
Deltic merger-related costs	972	27	21,245	27
Environmental charges for Avery Landing	—	4,978	—	4,978
Loss (gain) on lumber price swap	—	2,080	—	(1,185)
	211,457	145,052	582,339	390,088
Operating income	77,742	45,389	174,990	113,263
Interest expense, net	(10,109)	(7,336)	(25,125)	(19,654)
Non-operating pension and other postretirement employee benefit costs	(1,942)	(1,596)	(5,707)	(4,788)
Income before income taxes	65,691	36,457	144,158	88,821
Income taxes	(5,355)	(2,757)	(23,077)	(13,956)
Net income	$60,336	$33,700	$121,081	$74,865

Net income per share:
Basic	$0.96	$0.83	$2.06	$1.83
Diluted	$0.93	$0.82	$2.03	$1.82
Dividends per share	$0.40	$0.375	$1.20	$1.125
Weighted-average shares outstanding (in thousands):
Basic	62,986	40,829	58,765	40,814
Diluted	64,722	41,250	59,542	41,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$60,336	$33,700	$121,081	$74,865
Other comprehensive income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net income, net of tax benefit of $(565), $(838), $(1,695) and $(2,513)	(1,608)	(1,309)	(4,824)	(3,929)
Amortization of actuarial loss included in net income, net of tax expense of $1,164, $1,562, $3,491 and $4,686	3,311	2,443	9,934	7,330
Cash flow hedge, net of tax expense (benefit) of $166, $0, $386 and $(87)	1,591	—	1,850	(137)
Other comprehensive income, net of tax	3,294	1,134	6,960	3,264
Comprehensive income	$63,630	$34,834	$128,041	$78,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$137,535	$120,457
Customer receivables, net	39,029	11,240
Inventories	73,864	50,132
Other current assets	18,988	11,478
Total current assets	269,416	193,307
Property, plant and equipment, net	340,146	77,229
Investment in real estate held for development and sale	76,523	—
Timber and timberlands, net	1,684,049	654,476
Deferred tax assets, net	—	19,796
Trade name and customer relationships intangibles, net	19,241	—
Other long-term assets	23,696	8,271
Total assets	$2,413,071	$953,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Distribution payable	$222,000	$—
Accounts payable and accrued liabilities	80,258	55,201
Current portion of long-term debt	—	14,263
Current portion of pension and other postretirement employee benefits	6,088	5,334
Total current liabilities	308,346	74,798
Long-term debt	783,899	559,056
Pension and other postretirement employee benefits	89,035	103,524
Deferred tax liabilities, net	38,575	—
Other long-term obligations	14,147	15,159
Total liabilities	1,234,002	752,537
Commitments and contingencies
Stockholders' equity:
Common stock, $1 par value	62,755	40,612
Additional paid-in capital	1,483,750	359,144
Accumulated deficit	(256,280)	(104,363)
Accumulated other comprehensive loss	(111,156)	(94,851)
Total stockholders’ equity	1,179,069	200,542
Total liabilities and stockholders' equity	$2,413,071	$953,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121,081	$74,865
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	53,685	21,908
Basis of real estate sold	10,673	6,351
Change in deferred taxes	13,879	(925)
Pension and other postretirement employee benefits	12,221	9,863
Equity-based compensation expense	6,518	3,536
Other, net	(1,220)	(1,467)
Change in working capital and operating-related activities, net	(13,289)	20,489
Real estate development expenditures	(3,081)	—
Funding of qualified pension plans	(52,099)	(5,275)
Net cash from operating activities	148,368	129,345

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(18,496)	(9,445)
Timberlands reforestation and roads	(12,464)	(11,577)
Acquisition of timber and timberlands	(166)	(22,033)
Other, net	655	(106)
Cash and cash equivalents acquired in Deltic merger	3,419	—
Net cash from investing activities	(27,052)	(43,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(75,305)	(45,686)
Proceeds from Potlatch revolving line of credit	100,000	—
Repayment of Potlatch revolving line of credit	(100,000)	—
Revolving line of credit repayment attributable to Deltic	(106,000)	—
Proceeds from issue of long-term debt	100,000	—
Repayment of long-term debt	(14,250)	(5,000)
Debt issuance costs	(2,434)	—
Other, net	(2,541)	(1,279)
Net cash from financing activities	(100,530)	(51,965)
Change in cash, cash equivalents and restricted cash	20,786	34,219
Cash, cash equivalents and restricted cash at beginning of period	120,457	82,584
Cash, cash equivalents and restricted cash at end of period	$141,243	$116,803

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest, net of amounts capitalized	$23,183	$17,381
Income taxes, net	$10,335	$13,923

NONCASH INVESTING AND FINANCING ACTIVITIES
Equity issued as consideration for our merger with Deltic	$1,142,775	$—
Earnings and profits distribution payable	$222,000	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(Dollars in thousands)	September 30, 2018	September 30, 2017
Cash and cash equivalents	$137,535	$116,803
Restricted cash included in other long-term assets[1]	3,708	—
Total cash, cash equivalents, and restricted cash	$141,243	$116,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

[1]	Amounts included in restricted cash represent proceeds held by a qualified intermediary that are intended to be reinvested in timber and timberlands.

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

NOTE 1. BASIS OF PRESENTATION

Our unaudited condensed consolidated financial statements provide an overall view of our results and financial condition and include the results of Deltic Timber Corporation (Deltic) beginning February 21, 2018, the first full business day following the merger of Deltic into Portland Merger, LLC, a wholly-owned subsidiary of Potlatch. See Note 3: Merger with Deltic. Potlatch was renamed PotlatchDeltic Corporation immediately after consummation of the merger.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards – Recently Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014‑09, Revenue from Contracts with Customers: Topic 606, which requires an entity to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU No. 2014-09 also included other guidance, including the presentation of a gain or loss recognized on the sale of a long-lived asset or a nonfinancial asset. We adopted ASU No. 2014-09 on January 1, 2018 using the cumulative effect method. There was no adjustment to accumulated deficit upon adoption. Adoption of this ASU resulted in expanded disclosures, but did not have a material impact on our condensed consolidated financial statements, processes or internal controls. See Note 5: Revenue Recognition for our expanded disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an entity to present service cost within compensation expense and the other components of net benefit cost outside of income from operations. We adopted this ASU retrospectively on January 1, 2018, and have reclassified non-service costs from operating income to non-operating costs. There was no change to income before income taxes. The adjustments made to the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 are as follows:

	For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017
(Dollars in thousands)	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted
Operating income	$43,793	1,596	$45,389	$108,475	4,788	$113,263

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms restricted cash and restricted cash equivalents. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The company adopted ASU 2016-18 during the first quarter of 2018, applying the standard retrospectively to all periods presented. The adoption of this standard did not have an impact on our historical condensed consolidated financial statements. At September 30, 2018 we had restricted cash of $3.7 million included in other long-term assets related to proceeds held by a qualified intermediary that are intended to be reinvested in timberlands.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 requires that when a hedge is deemed effective, hedge accounting must be applied to the entire change in fair value of the hedging instrument eliminating the notion of ineffective portions of the hedge relationship. The entire change in the fair value of the hedging instrument will be recorded in the same income statement line item as the hedged item and the ineffective portion will no longer be separately recognized in earnings. This ASU is effective for public entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted in any interim period. ASU 2017-12 is required to be adopted using a modified retrospective approach with the presentation and disclosure requirements only required on a prospective basis. We adopted ASU 2017-12 effective April 1, 2018, which resulted in no material impact to our condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-2, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017, H.R. 1, Tax Cuts and Jobs Act (the Act). This ASU is effective for us on January 1, 2019, with early adoption permitted. We adopted this ASU on January 1, 2018 and reclassified the income tax effects of the Act on pension and other postretirement employee benefits and a cash flow hedge within accumulated other comprehensive loss to accumulated deficit. In future periods, our accounting policy will be to release income tax rate change effects from accumulated other comprehensive loss to accumulated deficit. Upon adoption, accumulated other comprehensive loss was increased by $23.3 million, with a corresponding decrease to accumulated deficit. See Note 11: Components of Accumulated Other Comprehensive Loss.

New Accounting Standards – Recently Issued

In August 2018, the FASB issued ASU No. 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years after December 15, 2019, including interim periods within those years; early application is permitted. We expect to adopt the standard on January 1, 2020 and are currently evaluating the impact of the standard on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years after December 15, 2020, including interim periods within those years; early application is permitted. We expect to adopt the standard on January 1, 2021 and are currently evaluating the impact of the standard on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years after December 15, 2019, including interim periods within those years; early application is permitted. We expect to adopt the standard on January 1, 2020 and are currently evaluating the impact of the standard on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for fiscal years after December 15, 2018, including interim periods within those years. Early application of the amendment is permitted. We expect to adopt the standard on January 1, 2019. We are currently evaluating the impact of our pending adoption of ASU 2018-07 on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of the new standard is to establish principles for lessees and lessors to report information about the amount, timing and uncertainty of cash flows arising from a lease and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. The standard, along with subsequent amendments, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparable period presented in the financial statements as its date of initial application.

We expect to adopt ASU 2016-02, along with subsequent amendments, on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides several optional practical expedients in transition and for an entity’s ongoing accounting. We continue to assess and document the effect of this ASU and subsequent amendments either made or being contemplated by the FASB. This assessment and documentation includes reviewing all forms of leases, performing a completeness assessment over our lease population and analyzing the practical expedients. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets and lease liabilities, which includes not recognizing ROU assets or lease liabilities for short-term leases of those assets in transition.

We expect the adoption of this ASU will result in minor refinements to our controls over financial reporting and will significantly expand financial statement disclosures as we have operating leases covering office space, equipment and vehicles expiring at various dates through 2033. We currently expect our right-of use assets and lease liabilities recorded upon adoption will approximate the present value of our current future minimum lease payments required under our operating leases in effect upon adoption. Lease costs will generally continue to be recognized on a straight-line basis. As of December 31, 2017, the undiscounted cash flows of our operating leases were $14.4 million.

NOTE 3. MERGER WITH DELTIC

On February 20, 2018 (merger date), Deltic Timber Corporation (Deltic) merged into Portland Merger, LLC, a wholly-owned subsidiary of Potlatch. Deltic owned approximately 530,000 acres of timberland, operated two sawmills and a medium density fiberboard plant and was engaged in real estate development primarily in Arkansas. The merger creates a combined company with a diversified timberland base of nearly 2 million acres, including approximately 930,000 acres in Arkansas. It uniquely positions us to expand our integrated model of timberland ownership and lumber manufacturing, provide significant tax savings on Deltic’s timber harvest earnings and increase our exposure to the fast-growing Texas housing market.

Under the merger agreement, each issued and outstanding share of Deltic common stock was exchanged for 1.80 shares of Potlatch common stock, with cash paid in lieu of any fractional shares. Upon consummation of the merger, all outstanding Deltic stock options (which fully vested as of the merger date) and restricted stock units (RSUs) were converted into Potlatch stock options and RSUs, after giving effect to the 1.80 exchange ratio. Because the Deltic stock options are fully vested and relate to services rendered to Deltic prior to the merger, the replacement stock options are also fully vested and their fair value is included in the consideration transferred. A portion of the replacement RSUs relate to services to be performed post-merger and therefore are not included in consideration transferred. See additional details about replacement share-based payment awards in Note 12: Equity-Based Compensation.

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

On August 30, 2018, the board of directors approved a special distribution of $222.0 million, payable on November 15, 2018, to stockholders of record on September 27, 2018. The special distribution amount equals the company’s determination of the accumulated earnings and profits of Deltic as of merger date and must be distributed by the company prior to December 31, 2018 in order to maintain the company’s qualification as a REIT for U.S. federal income tax purposes. Common stockholders can elect to receive payment of the special distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than 20%, or $44.4 million (Cash Amount), of the total distribution. If the aggregate amount of stockholder cash elections exceeds the Cash Amount, then the payment of such cash elections will be made on a pro rata basis to stockholders who made the cash election such that the aggregate amount paid in cash to such stockholders equals the Cash Amount, with the balance paid in shares of common stock. The declaration of this special distribution created a $222.0 million unconditional obligation for the company as of August 30, 2018 which is recorded as distribution payable on the Condensed Consolidated Balance Sheets at September 30, 2018. See Note: 3 Earnings Per Share for further discussion on the impact of the special distribution on diluted earnings per share.

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

We expensed approximately $1.0 million and $21.2 million of merger-related costs during the three and nine months ended September 30, 2018, respectively. See Note 13: Merger, Integration and other Costs for the components of merger-related costs. These costs are included in Deltic merger-related costs in our Condensed Consolidated Statements of Income.

The amount of revenue and income before income taxes from acquired Deltic operations included in our Condensed Consolidated Statement of Income for February 21, 2018 through September 30, 2018 are as follows:

(Dollars in thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net sales	$83,385	$192,244
Income before income taxes	$17,180	$25,869

Summarized unaudited pro forma information that presents combined amounts as if this merger occurred at the beginning of 2017 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Net sales	$289,199	$252,097	$795,992	$673,575
Net earnings attributable to PotlatchDeltic common shareholders	$61,327	$30,099	$142,314	$63,862
Basic earnings per share attributable to PotlatchDeltic common Shareholders	$0.91	$0.44	$2.13	$0.95
Diluted earnings per share attributable to PotlatchDeltic common shareholders	$0.91	$0.44	$2.12	$0.95

Pro forma net earnings attributable to PotlatchDeltic common shareholders excludes $1.0 million and $26.7 million of non-recurring merger-related costs incurred by both companies during the three and nine months ended September 30, 2018, respectively, of which $5.4 million were incurred by Deltic prior to the merger.

Pro forma basic and diluted earnings per share assumes issuance of approximately 22.0 million shares that were issued at the merger date as of the beginning of 2017. Pro forma basic and diluted earnings per share also assumes the issuance of 4.2 million shares as of the beginning of 2017, which is the estimated number of shares from the special distribution required to settle the estimated stock portion of the liability at September 30, 2018. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

PotlatchDeltic has accounted for the merger transaction as the acquirer and has applied the acquisition method of accounting. Under the acquisition method, the assets acquired and liabilities assumed from Deltic were generally recorded as of the date of the merger at their respective estimated fair values.

Our September 30, 2018 Condensed Consolidated Balance Sheet includes the assets and liabilities of Deltic, which have been measured at fair value as of the merger date. The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches, as applicable. The fair value measurements were generally based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in ASC 820, Fair Value Measurements and Disclosures, except for certain long-term debt instruments assumed in the acquisition that can be valued using observable market inputs and are therefore Level 2 measurements. The income approach and cost approach were primarily used to value acquired timber and timberlands. The income approach was primarily used to value the acquired real estate held for development and sale. The income approach estimates fair value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flows are discounted at rates of return that reflect the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. The market approach was primarily used to value long-term debt instruments. The market approach estimates fair value for an asset based on values of recent comparable transactions.

The following table summarizes the preliminary fair value measurements of assets acquired and liabilities assumed as of merger date:

(Dollars in thousands)	February 20, 2018	Measurement Period Adjustments	As Adjusted February 20, 2018
ASSETS
Cash and cash equivalents	$3,419	$—	$3,419
Customer receivables, net	12,709	—	12,709
Inventories	17,316	—	17,316
Other current assets	8,276	524	8,800
Real estate held for development and sale	79,000	(2,000)	77,000
Property, plant and equipment	265,901	(5,132)	260,769
Timber and timberlands	1,060,000	913	1,060,913
Mineral rights	—	6,236	6,236
Trade name and customer relationships intangibles	19,000	500	19,500
Other long-term assets	2,010	1,546	3,556
Total assets acquired	1,467,631	2,587	1,470,218
LIABILITIES
Accounts payable and accrued liabilities	12,604	3,418	16,022
Current portion of pension and other postretirement employee benefits	754	—	754
Long-term debt	229,968	—	229,968
Pension and other postretirement employee benefits	36,155	—	36,155
Deferred tax liabilities, net	44,439	(831)	43,608
Other long-term liabilities	936	—	936
Total liabilities assumed	324,856	2,587	327,443
Net assets acquired	$1,142,775	$—	$1,142,775

The real estate held for development and sale adjustment of $2.0 million was based on continued refinement of information as of the merger date factored into the valuation. The property, plant and equipment adjustment of $ 5.1 million related to further refinement and review of the inputs associated with valuation of the acquired buildings and equipment including items such as estimated useful lives, maintenance expenditures and market comparables. The $ 0.9 million adjustment to timber and timberlands is a combination of the separation of the mineral rights value previously included in the timber and timberlands, offset by further revisions to the underlying valuation assumptions. The mineral rights measurement period adjustment of $6.2 million related to certain oil and gas royalty payments from third party extractive activities on the acquired land. This amount is included in other long-term assets in the Condensed Consolidated Balance Sheets. The other long-term asset measurement period adjustment of $1.5 million was related to sales and use tax credits from the State of Arkansas. The accounts payable and accrued liabilities measurement period adjustment of $3.4 million was primarily for estimated 2017 Deltic taxes payable estimated at merger date and adjusted with the 2017 tax return filing. Other measurement changes were not significant and mainly a result of continued refinement of information as of the merger date that have been factored into the valuation. As a result of these adjustments, during the three and nine months ended September 30, 2018 we recorded approximately $0 and $0.2 million, respectively, of additional depreciation, depletion and amortization expense as measurement period adjustments.

These estimated fair values are preliminary in nature and subject to adjustments, which could be material. We have not identified any material unrecorded pre-merger contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. We are currently in the process of finalizing our valuations related to the following:

•	Timber and timberlands
•	Mineral rights
•	Property, plant and equipment
•	Real estate held for development and sale
•	Intangible assets, which includes trade names and customer relationships
•	Other contractual rights and obligations
•	Income taxes

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

NOTE 4. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Net income	$60,336	$33,700	$121,081	$74,865

Basic weighted-average shares outstanding	62,985,517	40,829,399	58,765,381	40,814,135
Incremental shares due to:
Performance shares	269,998	378,149	262,648	331,082
Restricted stock units	37,535	42,909	32,736	37,578
Stock portion of earnings and profits distribution	1,428,607	—	481,435	—
Diluted weighted-average shares outstanding	64,721,657	41,250,457	59,542,200	41,182,795

Basic net income per share	$0.96	$0.83	$2.06	$1.83
Diluted net income per share	$0.93	$0.82	$2.03	$1.82

In February 2018 we issued 22.0 million shares in connection with the Deltic merger. Further, on August 30, 2018, the board of directors approved a special distribution of $222.0 million to be paid on November 15, 2018 in connection with the acquisition in order to maintain the company’s qualification as a REIT. Using a volume weighted average price of our common stock for final three trading days in September, we estimated 4.2 million shares would be required to settle the 80% stock portion of the $222.0 million special distribution accrual at September 30, 2018. The weighted average shares for the dilutive effect on earnings per share from the stock portion of the special distribution was based on the August 30, 2018 declaration date. See Note 3: Merger with Deltic for further discussion on the merger.

For the three and nine months ended September 30, 2018, there were 15,966 and 38,320 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods. For the three and nine months ended September 30, 2017, there were 0 and 167 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

NOTE 5. REVENUE RECOGNITION

The majority of our revenues are derived from the sale of delivered logs, manufactured wood products, residual wood product by-products and real estate. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

Performance Obligations

A performance obligation, as defined in ASC 606, is a promise in a contract to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue at the point in time, or over the period, in which the performance obligation is satisfied.

Performance obligations associated with delivered log and residual sales are typically satisfied when the logs and residuals are delivered to our customers’ mills. Performance obligations associated with the sale of wood products are typically satisfied when the products are shipped (FOB shipping point) or upon delivery to our customer (FOB destination) depending on the terms of the customer contract. Shipping and handling costs for all wood product and residual sales are accounted for as cost of goods sold.

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

Contract Balances

In general, a customer receivable is recorded as we ship and/or deliver wood products, logs and residuals. We generally receive payment shortly after products have been received by our customers. As of September 30, 2018 and December 31, 2017 we recorded $4.7 million and $1.7 million, respectively, for contract liabilities related to hunting lease rights. These contract liabilities are being amortized over the term of the contracts, which is typically less than twelve months. Other contract asset and liability balances, such as prepayments, are immaterial. For real estate sales, we typically receive the entire consideration in cash at closing.

Major Products

The following table represents our revenues by major product. For additional information regarding our segments, see Note 16: Segment Information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Resource
Northern region
Sawlogs	$69,658	$68,699	$168,869	$139,043
Pulpwood	1,575	1,272	4,654	4,718
Stumpage	39	11	175	153
Other	765	292	1,233	798
	72,037	70,274	174,931	144,712
Southern region
Sawlogs	21,974	13,314	61,194	29,547
Pulpwood	13,700	9,938	36,138	24,892
Stumpage	653	191	2,106	420
Other	3,057	988	6,069	2,826
	39,384	24,431	105,507	57,685
Total Resource revenues	111,421	94,705	280,438	202,397

Wood Products
Lumber	138,281	84,233	367,062	230,807
Panels	36,655	17,945	106,785	54,923
Residuals	24,089	14,309	58,578	40,878
Total Wood Products revenues	199,025	116,487	532,425	326,608

Real Estate
Rural real estate	8,238	3,282	29,740	25,922
Development real estate	1,287	—	4,249	—
Other	1,708	—	4,230	—
Total Real Estate revenues	11,233	3,282	38,219	25,922

Total segment revenues	321,679	214,474	851,082	554,927

Intersegment Resource revenues[1]	(32,480)	(24,033)	(93,753)	(51,576)
Total consolidated revenues	$289,199	$190,441	$757,329	$503,351

1 Intersegment revenues are based on prevailing market prices of logs sold by our Resource segment to the Wood Products segment.

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS

INVENTORIES

(Dollars in thousands)	September 30, 2018	December 31, 2017
Logs	$22,096	$20,133
Lumber, panels and veneer	38,067	20,889
Materials and supplies	13,701	9,110
Total inventories	$73,864	$50,132

OTHER CURRENT ASSETS

(Dollars in thousands)	September 30, 2018	December 31, 2017
Rural real estate held for sale	$9,045	$7,721
Taxes receivable	3,865	—
Prepaid expenses	3,965	2,862
Other receivables	2,113	882
Interest rate swaps	—	13
Total other current assets	$18,988	$11,478

PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	September 30, 2018	December 31, 2017
Property, plant and equipment	$538,251	$259,437
Less: accumulated depreciation	(198,105)	(182,208)
Total property, plant and equipment, net	$340,146	$77,229

TIMBER AND TIMBERLANDS

(Dollars in thousands)	September 30, 2018	December 31, 2017
Timber and timberlands	$1,605,564	$581,648
Logging roads	78,485	72,828
Total timber and timberlands, net	$1,684,049	$654,476

OTHER LONG-TERM ASSETS

(Dollars in thousands)	September 30, 2018	December 31, 2017
Mineral rights	$5,882	$—
Credit facility issuance costs	2,551	1,097
Interest rate swaps	3,392	1,156
Restricted cash	3,708	—
Investment in company owned life insurance (COLI)	2,741	1,996
Deferred real estate development costs	2,487	2,565
Other	2,935	1,457
Total other long-term assets	$23,696	$8,271

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

(Dollars in thousands)	September 30, 2018	December 31, 2017
Accrued payroll and benefits	$19,980	$18,110
Accounts payable	18,114	9,361
Accrued interest	10,078	6,385
Accrued taxes	9,868	5,103
Avery Landing accrual (see Note 15: Commitments and Contingencies)	—	6,000
Other current liabilities	22,218	10,242
Total accounts payable and accrued liabilities	$80,258	$55,201

NOTE 7. DEBT

MEDIUM-TERM NOTES

We repaid $14.3 million of our medium-term notes during the nine months ended September 30, 2018. The remaining $3.0 million medium-term notes have a fixed interest rate of 8.75% and mature in 2022.

REVENUE BONDS

We assumed the obligations relating to the Letter of Credit supporting Deltic’s $29.0 million Union County, Arkansas Taxable Industrial Revenue Bonds 1998 Series due October 1, 2027. Neither the State of Arkansas nor Union County, Arkansas has any liability under the bonds. Contemporaneously with the issuance of the bonds, Deltic’s subsidiary (Del-Tin) and Union County entered into a lease agreement that obligated Del-Tin to make lease payments in an amount necessary to fund the debt service on the bonds. Under the terms of the lease agreement, a standby letter of credit to benefit the holders of the bonds is required. The irrevocable standby letter of credit was amended and re-issued on February 20, 2018, in the amount of $29.7 million, expiring April 13, 2023. These bonds bear interest at a variable rate determined weekly by the remarketing agent. Interest is payable monthly.

TERM LOANS

On March 22, 2018, we entered into a Second Amended and Restated Term Loan Agreement, which amended the existing term loan agreement dated December 14, 2014. The agreement includes an additional $100 million of new loans used to refinance Deltic’s $106 million credit facility and a $100 million loan assumed in connection with the Deltic merger. The interest coverage ratio and leverage ratio financial covenants are unchanged (at least 3.00 to 1.00 and no more than 40%, respectively). The limitation on timberland acre sales was eliminated. As of September 30, 2018, we were in compliance with all covenants under our debt agreements.

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

The $65 million and $35 million tranches added in the first quarter of 2018 were hedged to yield a fixed-rate of 4.80%. There were no additional term loan tranches added in the third quarter of 2018. See Note 8: Derivative Instruments.

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

Pricing is set according to the type of borrowing. LIBOR Loans are issued at a rate equal to the LIBOR Rate, while Base Rate Loans are issued at a rate equal to the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its prime rate and (c) the sum of the LIBOR that would apply to a one month Interest Period plus 1.00%. The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 0.875% to 1.70% for LIBOR loans and from 0% to 0.70% for Base Rate loans, depending on our current credit rating. As of September 30, 2018, we were able to borrow under the bank credit facility with the additional applicable rate of 1.30% for LIBOR Loans and 0.30% for Base Rate Loans, with facility fees of 0.20% on the $380 million of the bank credit facility.

The interest coverage ratio and leverage ratio financial covenants are unchanged (at least 3.00 to 1.00 and no more than 40%, respectively). The limitation on timberland acre sales was eliminated. As of September 30, 2018, we were in compliance with all covenants under our credit agreements.

As of September 30, 2018, there were no borrowings under the revolving line of credit and approximately $1.0 million of the $380 million credit facility is utilized by outstanding letters of credit.

NOTE 8. DERIVATIVE INSTRUMENTS

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

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. We have four interest rate swaps to convert variable-rate debt, comprised of 1-month and 3-month LIBOR plus a spread, to fixed-rate debt. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the swaps. Therefore, changes in fair value are recorded as a component of other comprehensive income and will be recognized in earnings when the hedged interest rates affect earnings. The amounts paid or received on the swaps will be recognized as adjustments to interest expense. As of September 30, 2018, the amount of net losses expected to be reclassified into earnings in the next 12 months is $0.1 million.

The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Location	September 30, 2018	December 31, 2017	Location	September 30, 2018	December 31, 2017
Derivatives designated in fair value hedging relationships:
Interest rate contracts	Other assets, current	$—	$13		$—	$—

Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, non-current	$3,392	$1,156		$—	$—

The following table details the effect of derivatives on our Consolidated Statements of Income:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Location	2018	2017	2018	2017
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain (loss) on interest rate contracts[1]	Interest expense	$(52)	$76	$(138)	$366

Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Gain (loss) recognized in other comprehensive income, net of tax		$1,330	$(30)	$1,394	$(258)
Loss reclassified from accumulated other comprehensive income[1]	Interest expense	$(261)	$(30)	$(456)	$(121)

Derivatives not designated as hedging instruments:
Lumber price contracts
Realized gain on lumber price swap		$—	$986	$—	$986
Unrealized gain (loss) on lumber price swap	Gain (loss) on lumber price swap	$—	$(3,067)	$—	$199
Net gain (loss) on lumber price contracts		$—	$(2,081)	$—	$1,185

Interest expense, net		$10,109	$7,336	$25,125	$19,654

[1]

Realized gain (loss) on hedging instruments consist of net cash settlements and interest accruals on interest rate swaps during the periods. Net cash settlements are included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.

NOTE 9. FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of our financial instruments:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, cash equivalents and restricted cash (Level 1)	$141,243	$141,243	$120,457	$120,457

Derivative assets related to interest rate swaps (Level 2)	$3,392	$3,392	$1,169	$1,169

Long-term debt, including current portion (Level 2):
Term loans	$(539,007)	$(536,158)	$(343,500)	$(345,222)
Senior notes	(149,721)	(156,375)	(149,528)	(161,063)
Revenue bonds	(94,735)	(93,539)	(65,735)	(63,967)
Medium-term notes	(3,000)	(3,456)	(17,250)	(18,227)
Total long-term debt[1]	$(786,463)	$(789,528)	$(576,013)	$(588,479)

Company owned life insurance asset (COLI) (Level 3)	$2,741	$2,741	$1,996	$1,996
[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

For cash, cash equivalents, restricted cash and any revolving line of credit borrowings, the carrying amount approximates fair value due to the short-term nature of these financial instruments.

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

NOTE 10. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended September 30,
	Pension		OPEB
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$2,181	$1,688	$99	$3
Interest cost	4,344	4,024	391	316
Expected return on plan assets	(5,095)	(4,601)	—	—
Amortization of prior service cost (credit)	46	72	(2,219)	(2,219)
Amortization of actuarial loss	4,148	3,621	327	384
Net periodic cost (benefit)	$5,624	$4,804	$(1,402)	$(1,516)

	Nine Months Ended September 30,
	Pension		OPEB
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$6,272	$5,065	$242	$10
Interest cost	12,648	12,072	1,091	947
Expected return on plan assets	(14,938)	(13,805)	—	—
Amortization of prior service cost (credit)	139	216	(6,658)	(6,658)
Amortization of actuarial loss	12,442	10,863	983	1,153
Net periodic cost (benefit)	$16,563	$14,411	$(4,342)	$(4,548)

The following tables detail the pension and OPEB changes in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended September 30, 2018
(Dollars in thousands)	Pension	OPEB	Total
Balance at June 30, 2018	$118,191	$(2,627)	$115,564
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(34)	1,642	1,608
Actuarial loss	(3,069)	(242)	(3,311)
Total reclassification for the period	(3,103)	1,400	(1,703)
Balance at September 30, 2018	$115,088	$(1,227)	$113,861

	Three Months Ended September 30, 2017
(Dollars in thousands)	Pension	OPEB	Total
Balance at June 30, 2017	$116,121	$(6,943)	$109,178
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(44)	1,353	1,309
Actuarial loss	(2,209)	(234)	(2,443)
Total reclassification for the period	(2,253)	1,119	(1,134)
Balance at September 30, 2017	$113,868	$(5,824)	$108,044

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Pension	OPEB	Total
Balance at December 31, 2017	$100,611	$(5,055)	$95,556
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(103)	4,927	4,824
Actuarial loss	(9,207)	(727)	(9,934)
Total reclassification for the period	(9,310)	4,200	(5,110)
Amortization reclassified from AOCL[2]	23,787	(372)	23,415
Balance at September 30, 2018	$115,088	$(1,227)	$113,861

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Pension	OPEB	Total
Balance at December 31, 2016	$120,627	$(9,182)	$111,445
Amortization of defined benefit items, net of tax:[1]
Prior service credit (cost)	(132)	4,061	3,929
Actuarial loss	(6,627)	(703)	(7,330)
Total reclassification for the period	(6,759)	3,358	(3,401)
Balance at September 30, 2017	$113,868	$(5,824)	$108,044

1Amortization of prior service credit (cost) and amortization of actuarial loss are included in the computation of net periodic cost (benefit).

2 See Note 2: Recent Accounting Pronouncements discussing the $23.3 million reclassification from AOCL to accumulated deficit.

FUNDED STATUS OF ACQUIRED PENSION PLAN ASSETS AND ASSUMED BENEFIT OBLIGATIONS

Consistent with accounting for the merger as the acquirer in a business combination, pension assets acquired and benefit obligations assumed were remeasured to reflect their funded status as of the date of the acquisition of Deltic. See Note 3: Merger with Deltic. This included updating asset values and updating discount rates to reflect market conditions as of the date of the merger. The funded status of plan assets and the benefit obligations as of February 20, 2018 were as follows:

•	$38.7 million qualified pension plan assets
•	$62.0 million qualified and non-qualified pension plan projected benefit obligation
•	$13.5 million OPEB accumulated benefit obligation

FUNDING AND BENEFIT PAYMENTS

During the nine months ended September 30, 2018 and 2017, we paid non-qualified supplemental pension benefits of $1.3 million and $1.2 million, and OPEB benefits of $2.6 million and $2.6 million, respectively. During the nine months ended September 30, 2018 we made qualified pension benefit contributions of $52.1 million, of which $44.0 million were voluntary contributions. The $52.1 million contributions were designated for and included as deductions on our 2017 income tax return which allowed us to deduct those amounts at a higher rate. During the nine months ended September 30, 2017 we made qualified pension benefit contributions of $5.3 million.

NOTE 11. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details the changes in our accumulated other comprehensive loss (AOCL) on our Condensed Consolidated Balance Sheets for the nine months ended September 30, 2018, net of tax.

(Dollars in thousands)	Gains and losses on cash flow hedge	Pension Plans	OPEB	Total
Balance at December 31, 2017	$(705)	$100,611	$(5,055)	$94,851
Amounts arising during the period	(1,394)	(9,310)	4,200	(6,504)
Amounts reclassified from AOCL to interest expense	(456)	—	—	(456)
Amounts reclassified from AOCL to accumulated deficit	(150)	23,787	(372)	23,265
Net change	(2,000)	14,477	3,828	16,305
Balance at September 30, 2018	$(2,705)	$115,088	$(1,227)	$111,156

Amounts in parenthesis indicate credits.

Amounts reclassified from AOCL to accumulated deficit reflect the adoption of ASU No. 2018-2, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 2: Recent Accounting Pronouncements. See also Note 8: Derivative Instruments and Note 10: Pension and Other Postretirement Employee Benefits for additional information regarding amounts arising during the period.

NOTE 12. EQUITY-BASED COMPENSATION

As of September 30, 2018, we had three shareholder approved stock incentive plans under which performance shares, restricted stock units (RSUs) and deferred compensation stock equivalent units were outstanding. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At September 30, 2018, approximately 0.4 million shares were authorized for future use under those plans. Upon closing of the merger with Deltic, we assumed Deltic’s stockholder-approved 2002 Incentive Plan and reserved 0.25 million shares for issuance under the plan. We issue new shares of common stock to settle performance shares, restricted stock units and deferred compensation stock equivalent units.

The following table details equity-based compensation expense and the related income tax benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Employee equity-based compensation expense:
Performance shares	$1,074	$905	$3,084	$2,678
Restricted stock units	536	283	1,470	858
Accelerated share-based termination benefits in connection with the merger	3	—	1,767	—
Total employee equity-based compensation expense	$1,613	$1,188	$6,321	$3,536

Deferred compensation stock equivalent units expense	$16	$166	$197	$488

Total tax benefit recognized for share-based expense	$74	$95	$258	$284

Employee equity-based compensation expense includes restricted stock unit awards issued to directors.

PERFORMANCE SHARES

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards in 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Stock price as of valuation date	$54.00	$43.60
Risk-free rate	2.46%	1.61%
Expected volatility	23.74%	24.22%
Expected dividends	2.96%	3.44%
Expected term (years)	3.00	3.00
Fair value	$75.37	$53.85

The following table summarizes outstanding performance share awards as of September 30, 2018 and changes during the nine months ended September 30, 2018:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at December 31, 2017	200,631	$39.19
Granted	67,747	$75.37
Forfeited	(5,082)	$47.90
Unvested shares outstanding at September 30, 2018	263,296	$48.33	$10,782

As of September 30, 2018, there was $5.8 million of unrecognized compensation cost related to unvested performance share awards, which is expected to be recognized over a weighted-average period of 1.0 years.

RESTRICTED STOCK UNITS

The following table summarizes outstanding RSU awards as of September 30, 2018 and changes during the nine months ended September 30, 2018:

(Dollars in thousands, except grant date fair value)	Shares	Weighted-Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Unvested shares outstanding at December 31, 2017	67,871	$32.87
Granted	43,693	$51.54
Vested	(1,000)	$42.92
Forfeited	(3,694)	$45.36
Unvested shares outstanding at September 30, 2018	106,870	$39.98	$4,376

The fair value of each RSU equaled our common share price on the date of grant. As of September 30, 2018, there was $2.0 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted-average period of 1.0 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

Through December 31, 2017, a long-term incentive award was granted annually to our directors and payable upon a director's separation from service. Effective May 2018, directors received restricted stock unit awards that may be deferred. Directors may also elect to defer their quarterly retainers, which may be payable in the form of stock. All stock unit equivalent accounts are credited with dividend equivalents. As of September 30, 2018, there were 146,502 shares outstanding that will be distributed in the future to directors as common stock.

Issuance of restricted stock units awarded to certain officers and select employees may also be deferred. All stock unit equivalent accounts are credited with dividend equivalents. As of September 30, 2018, there were 74,989 RSUs which had vested, but issuance of the related stock had been deferred.

REPLACEMENT RESTRICTED STOCK UNIT AWARDS

The replacement RSUs issued as a result of the merger with Deltic have four-year vesting terms. During the vesting period, the grantee may vote and receive dividends on the shares, but the shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates employment. Expense for replacement RSUs will continue to be recognized over the remaining service period unless a qualifying termination occurs. A qualifying termination of an awardee will result in acceleration of vesting and expense recognition in the period that the qualifying termination occurs. Qualifying terminations during the nine months ended September 30, 2018 resulted in accelerated vesting of approximately 35,000 replacement RSUs and recognition of $1.8 million of expense. This accelerated expense recognition is included in merger-related integration costs as described in Note 13: Merger, Integration and other Costs.

NOTE 13. MERGER, INTEGRATION AND OTHER COSTS

In connection with the merger with Deltic, we incurred costs such as advisory, legal, accounting, valuation and other professional or consulting fees. Restructuring costs relate to termination benefits and integration costs to combine business processes and locations.

(Dollars in thousands)	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Merger costs	$892	$11,515
Restructuring costs:
Termination benefits	—	8,782
Professional services	23	678
Other	57	270
	80	9,730
Total merger and restructuring costs	$972	$21,245

.

During the nine months ended September 30, 2018, we incurred termination benefits, which included accelerated share-based payment costs, for qualifying terminations. Employee termination benefits considered postemployment benefits are accrued when the obligation is probable and estimable, such as benefits stipulated by human resource policies. If the employee must provide future service greater than 60 days, such benefits are expensed ratably over the future service period. Accrued termination benefits are recorded in accrued payroll and benefits within accounts payable and accrued liabilities as detailed in Note 6: Certain Balance Sheet Components. Accrued termination benefits at September 30, 2018 are expected to be paid within one year.

Changes in accrued severance related to restructuring were as follows:

(Dollars in thousands)
Accrued severance as of December 31, 2017	$—
Charges	8,782
Payments	(8,375)
Accrued severance as of September 30, 2018	$407

NOTE 14. INCOME TAXES

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

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the Tax Act), was enacted. The Tax Act contained significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The primary impact of the Tax Act provisions in 2018 was a reduction in our TRS’s effective tax, resulting in $3.9 million and $10.4 million in lower taxes during the three and nine months ended September 30, 2018, respectively.

In addition, during third quarter of 2018 we recorded a tax benefit of $5.3 million primarily related to deducting contributions to our qualified pension plans on our 2017 federal tax returns at the higher 2017 income tax rate. See Note:10 Pension and Other Postretirement Employee Benefits.

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

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

Effective February 20, 2018, we changed our operating segment disclosures in order to reflect the new measure of operating profit that management uses to allocate resources and assess performance. Management adopted the new measure due to the merger with Deltic. The significant increase in the company’s post-merger assets and the related fair value purchase accounting adjustments to acquired Deltic assets created a lack of comparability associated with the historical performance measures. This change has been reflected in the segment information for the three and nine months ended September 30, 2018. The segment information presented for comparative purposes for the three and nine months ended September 30, 2017 has also been revised to reflect this change.

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

The following table summarizes information on revenues, Adjusted EBITDDA, depreciation, depletion and amortization and basis of real estate sold for each of the company’s reportable segments and includes a reconciliation of total Adjusted EBITDDA to income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Revenues:
Resource	$111,421	$94,705	$280,438	$202,397
Wood Products	199,025	116,487	532,425	326,608
Real Estate	11,233	3,282	38,219	25,922
	321,679	214,474	851,082	554,927
Intersegment Resource revenues[1]	(32,480)	(24,033)	(93,753)	(51,576)
Consolidated revenues	$289,199	$190,441	$757,329	$503,351

Adjusted EBITDDA:
Resource	$58,680	$48,034	$140,068	$91,200
Wood Products	46,446	24,395	126,962	58,660
Real Estate	7,467	2,094	27,769	22,333
Corporate	(8,989)	(9,108)	(28,969)	(25,809)
Eliminations and adjustments	(1,794)	(3,180)	(5,080)	(1,152)
Total Adjusted EBITDDA	101,810	62,235	260,750	145,232
Basis of real estate sold	(4,248)	(579)	(10,673)	(6,351)
Depreciation, depletion and amortization	(18,836)	(8,196)	(51,982)	(20,796)
Interest expense, net	(10,109)	(7,336)	(25,125)	(19,654)
Non-operating pension and other postretirement employee benefits	(1,942)	(1,596)	(5,707)	(4,788)
Gain (loss) on fixed assets	(12)	—	(11)	(16)
Lumber price swap[2]	—	(3,066)	—	199
Inventory purchase price adjustment in cost of goods sold[3]	—	—	(1,849)	—
Environmental charges for Avery Landing	—	(4,978)	—	(4,978)
Deltic merger-related costs[4]	(972)	(27)	(21,245)	(27)
Income before income taxes	$65,691	$36,457	$144,158	$88,821

Depreciation, depletion and amortization:
Resource	$12,730	$6,207	$35,974	$14,865
Wood Products	5,827	1,821	15,250	5,487
Real Estate	81	—	198	1
Corporate	198	168	560	443
	18,836	8,196	51,982	20,796
Bond discounts and deferred loan fees[5]	609	369	1,703	1,112
Total depreciation, depletion and amortization	$19,445	$8,565	$53,685	$21,908

Basis of real estate sold:
Real Estate	$4,267	$618	$10,886	$6,474
Eliminations and adjustments	(19)	(39)	(213)	(123)
Total basis of real estate sold	$4,248	$579	$10,673	$6,351
[1]	Intersegment revenues are based on prevailing market prices of logs sold by our Resource segment to the Wood Products segment.
[2]	Includes change in unrealized (gain) loss and $1 million in cash settlements.
[3]	The effect on cost of goods sold for fair value adjustments to the carrying amounts of inventory acquired in business combinations.
[4]	For integration and restructuring costs related to the merger with Deltic see Note 13: Merger, Integration and Other Costs.
[5]	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statement of Income.

A reconciliation of our business segment total assets to total assets in the Condensed Consolidated Balance Sheet is as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Total assets:
Resource[1]	$1,719,703	$670,240
Wood Products	468,622	154,479
Real Estate[2]	89,190	—
	2,277,515	824,719
Corporate	135,556	128,360
Total consolidated assets	$2,413,071	$953,079

1        We do not report rural real estate separate from Resource as we do not report these assets separately to management.

2          Real Estate assets primarily consist of real estate development acquired with the Deltic merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expected $50 million in annual synergies and operational improvements by 2019, fair value of hedging instruments and swaps, expected return on pension assets, recognition of compensation costs relating to our performance shares and RSUs, the distribution of Deltic’s earnings and profits prior to December 31, 2018, required contributions to pension plans, expected amortization of unrecognized compensation cost of performance share awards and RSUs, payment of accrued termination benefits within one year, the U.S. housing market, the lumber and log markets, expected decrease in SG&A expense when Deltic’s integration is complete, sufficiency of cash to meet operating requirements, and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

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

Non-GAAP Measures

To supplement our financial statements presented in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP measures on a consolidated basis, including Cash Available for Distribution, (CAD) and Adjusted EBITDDA, which are defined and further explained in Liquidity and Performance Measures below. A reconciliation of such measures to the nearest GAAP measures can also be found in Liquidity and Performance Measures below. Refer to Note 16: Segment Information of the condensed consolidated financial statements for information related to the use of segment Adjusted EBITDDA and a reconciliation of such measures as required by GAAP. Our definitions of these non-GAAP measures may differ from similarly titled measures used by others. These non-GAAP measures should be considered supplemental to and not a substitute for, financial information prepared in accordance with GAAP.

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

Merger with Deltic

On October 22, 2017, Potlatch, Portland Merger, LLC, a wholly owned subsidiary of Potlatch and Deltic Timber Corporation (Deltic) entered into an Agreement and Plan of Merger (Merger Agreement). At the effective time on February 20, 2018, Deltic merged into Portland Merger, LLC, with Portland Merger, LLC continuing as the surviving entity. Following the merger, Potlatch Corporation was renamed PotlatchDeltic Corporation (PotlatchDeltic). See Note 3: Merger with Deltic for additional details surrounding the merger.

Synergies

PotlatchDeltic has identified a target of $50 million in annual CAD synergies arising from the merger with Deltic. The $50 million annual synergy run rate was achieved by the end of the third quarter 2018. Synergies are being tracked in four categories: 1) increased sustainable harvest; 2) expanded lumber production; 3) REIT tax savings; and 4) lower selling, general and administrative expenses and other improvements. The following table summarizes the target savings:

(Dollars in millions)	Target Savings	Run Rate Savings to Date	Description
Sustainable harvest	$10	$11	Increased harvest to sustainable levels in line with industry standards
Expanded lumber production	18	16	Lumber production gains from capital investments in additional drying capacity, increased operating hours and additional improvements
REIT tax savings	7	7	Qualified Deltic assets taxed as a REIT
SG&A and other	15	17	Personnel reductions, system and process integration along with a number of small operational improvements
	$50	$51

Business and Economic Trends

The demand for timber is directly affected by the underlying demand for lumber and other wood-products, as well as by the demand for pulp, paper and packaging. Our Resource and Wood Products segments are impacted by demand for new homes in the United States housing market and by repair and remodeling activity.

During the third quarter of 2018, new home demand and repair and remodeling activity continued to reflect moderate improvement supported by low unemployment, wage growth, household formation and consumer confidence. The millennial generation has started to form households and have children, which combined with the favorable economic backdrop, should support an ongoing recovery in new single-family home construction.

Increased lumber demand coupled with transportation issues pushed lumber prices higher through the first half of 2018 and contributed to our strong results in Wood Products. After reaching an all-time record high in early June, lumber prices declined significantly through the end of the third quarter and into October. The price decline was due to increased shipments by Canadian lumber manufacturers as they work to clear the backlog caused by transportation issues, which occurred during a seasonally slower period of demand that was exacerbated by torrential rain in Texas, the largest homebuilding market in the U.S. and two major hurricanes.

We index a significant portion of our Idaho sawlogs to the price of lumber under long-term supply agreements. The Northern region of the Resource segment experienced favorable log pricing as a result of the strength in lumber markets. The Southern region of the Resource segment has seen pine sawlog prices remain at relatively low levels as markets continue to have ample log availability to meet growing demand.

Consolidated Results

The following table sets forth changes in our Consolidated Statements of Income. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$289,199	$190,441	$98,758	$757,329	$503,351	$253,978
Costs and expenses:
Cost of goods sold	195,584	124,727	70,857	515,645	348,581	167,064
Selling, general and administrative expenses	14,901	13,240	1,661	45,449	37,687	7,762
Deltic merger-related costs	972	27	945	21,245	27	21,218
Environmental charge for Avery Landing	—	4,978	(4,978)	—	4,978	(4,978)
Loss (gain) on lumber price swap	—	2,080	(2,080)	—	(1,185)	1,185
	211,457	145,052	66,405	582,339	390,088	192,251
Operating income	77,742	45,389	32,353	174,990	113,263	61,727
Interest expense, net	(10,109)	(7,336)	(2,773)	(25,125)	(19,654)	(5,471)
Non-operating pension and other postretirement benefit costs	(1,942)	(1,596)	(346)	(5,707)	(4,788)	(919)
Income before income taxes	65,691	36,457	29,234	144,158	88,821	55,337
Income tax provision	(5,355)	(2,757)	(2,598)	(23,077)	(13,956)	(9,121)
Net income	$60,336	$33,700	$26,636	$121,081	$74,865	$46,216
Adjusted EBITDDA[1]	$101,810	$62,235	$39,575	$260,750	$145,232	$115,518

[1]	See Liquidity and Performance Measures for a reconciliation of Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Third Quarter 2018 Results Compared with Third Quarter 2017

Revenues

Revenues were $289.2 million, an increase of $98.8 million, or 51.9%, compared with the same period in 2017. Of this increase, $83.3 million was attributable to acquired Deltic operations. In addition, lumber pricing increased year over year for legacy Potlatch operations. These increases were offset by a decrease in harvest volumes in the North due to deferrals of harvesting efforts and in the South due to wet weather during the quarter impacting harvest efforts. In addition, we sold approximately 390 acres in Arkansas for $3.7 million to a local water utility for conservation, compared to no similar sales in the third quarter of 2017.

Cost of goods sold

Cost of goods sold increased $70.9 million, or 56.8%, compared with the same period in 2017, primarily due to the addition of the Deltic operations that were not present in the prior comparable period.

Depletion, depreciation and amortization increased primarily due to the following:

•

Of the $6.2 million increase in depletion, $4.9 million was due to the addition of Deltic. Further, as we calculate depletion in a Southern depletion pool which includes both Potlatch and Deltic timberlands, depletion expense increased for harvesting activities on legacy Potlatch timberlands in the South as a result of higher depletion rates.

•	Depreciation increased $4.2 million primarily from the addition of Deltic’s two sawmills and the MDF plant.
•	Basis of land sold increased $3.7 million primarily due to sales of Deltic land during the quarter, including the 390 acre sale to a local water utility described above.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses for third quarter 2018 were $14.9 million compared with $13.2 million during the same period in 2017. The increase includes $2.1 million of SG&A expenses attributable to acquired Deltic operations as well as a $0.4 million increase in professional fees predominantly associated with supporting the integration of Deltic that are expected to decline once the integration is complete. These costs are partly offset by decreases in the annual incentive plan accrual during the quarter to reflect year-to-date results.

Deltic merger-related costs

Merger-related costs for the third quarter of 2018 were $1.0 million. This included $0.9 million in merger costs for various professional fees including legal fees, accounting and appraisal fees. Restructuring costs were $0.1 million, consisting primarily of costs associated with systems integration.

Avery Landing

During the third quarter of 2017, we accrued $5.0 million related to Avery Landing which was settled in April 2018. See Note 15: Commitments and Contingencies.

Lumber price swap

In April 2017, we entered into a lumber price swap to fix the price on a total of 36 million board feet (mmbf) of southern yellow pine with an effective date of July 1, 2017 and a termination date of December 31, 2017. Under the contract, beginning in July, cash settlement on 6 mmbf occurred each month. Changes in the fair value of the derivative was recorded directly into income as it was not designated as a hedging relationship. At June 30, 2017, the estimated fair value of the contract was $3.3 million, which was recognized as an unrealized gain in the Condensed Consolidated Statement of Income. During the three months ended September 30, 2017 we received cash settlements of approximately $1 million for the swap. At September 30, 2017, the estimated fair value on the remaining term of the contract was $0.2 million, resulting in a $2.1 million change that was reflected as a loss on the lumber price swap for the three months ended September 30, 2017. There were no similar swaps during the three months ended September 30, 2018. See Note 8: Derivative Instruments.

Interest expense, net

Interest expense was $10.1 million, compared with $7.3 million for the same period in 2017. The $2.8 million increase was primarily due to the $230 million in long-term debt assumed or refinanced in connection with the Deltic merger. Refer to Note 7: Debt for a more detailed discussion of our borrowings.

Income tax provision

Provision for income taxes for the third quarter 2018 was $5.4 million compared with $2.8 million for the prior year period. Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the three months ended September 30, 2018, the TRS’s income before income tax was $41.5 million. For the same time last year, the TRS’s income before income tax was $8.8 million. The increase in the TRS’s income before income tax was primarily the result of higher lumber prices and the acquired Deltic Wood Products operations. On December 22, 2017, the Tax Act was enacted, which contained significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The primary impact of the Tax Act provisions in 2018 was a reduction to our TRS’s effective tax rate, resulting in $3.9 million in lower taxes in the third quarter of 2018. In addition, during the third quarter of 2018, we recorded a tax benefit of $5.3 million primarily related to deducting contributions to our qualified pension plans at the higher 2017 income tax rate.

Adjusted EBITDDA

Adjusted EBITDDA for third quarter 2018 was $101.8 million, an increase of $39.6 million or 63.6% compared with the same period in 2017. The increase in Adjusted EBITDDA was driven primarily by increased lumber pricing year over year and higher realizations on sawlogs due to the effect of higher lumber prices on indexed Idaho sawlogs, higher lumber and log volumes. Refer to the Business Segments Results below for further discussions on activities for each of our segments.

See Liquidity and Performance Measures for a reconciliation of Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Year to Date 2018 Results Compared with Year to Date 2017

Revenues

Revenues were $757.3 million, an increase of $254.0 million, or 50.5%, compared with the same period in 2017. Of this increase, $192.2 million was attributable to acquired Deltic operations. The remaining increase was primarily attributable to increased pricing in legacy Potlatch Wood Products along with increases in both Northern sawlog volume and pricing as the Northern markets experienced significant price increases for the first half of the year. These increases were offset by a decline in Southern harvest volumes on legacy Potlatch land as we shifted focus to harvesting more valuable large diameter Deltic sawlogs.

In addition, consolidated rural real estate sales increased $3.8 million compared with the same period in 2017. This increase is mainly a result of 8,000 acres of non-strategic timberlands in Minnesota sold during the second quarter of 2018 to a conservation entity for $900 per acre.

Cost of goods sold

Cost of goods sold increased $167.1 million, or 47.9%, compared with the same period in 2017, primarily due to the addition of the Deltic operations that were not present in the prior comparable period.

Depletion, depreciation and amortization increased primarily due to the following:

•

Of the $20.6 million increase in depletion, $15.9 million was due to the addition of Deltic. In addition, increased harvest activities in the North due to favorable hauling conditions and increased depletion rates in the Southern legacy Potlatch timberlands contributed to the depletion increase.

•	Depreciation increased $10.1 million primarily from the addition of Deltic’s two sawmills and the MDF plant.
•	Basis of land sold increased $4.3 million due to the mix of sales compared with the same prior period in 2017 along with the sales of Deltic land during the year.
•	At the merger date, Deltic’s lumber and panel inventory was recorded at fair value, resulting in $1.8 million of additional cost of goods sold from the sale of the inventory.

Selling, general and administrative expenses

SG&A expenses for the nine months ended September 30, 2018 were $45.4 million compared with $37.7 million during the same period in 2017. The increase includes $6.8 million of SG&A expenses attributable to acquired Deltic operations and $0.9 million attributable to higher consulting costs as part of the integration, which are expected to decline once the integration is complete. These costs are partly offset by decreases in the annual incentive plan accrual during the quarter to reflect year-to-date results.

Deltic merger-related costs

Merger-related costs for the nine months ended September 30, 2018 were $21.2 million. This included $11.5 million in merger costs for investment banking fees, legal fees, accounting and appraisal fees and other costs related to filing the joint proxy/prospectus for the merger. Restructuring costs were $9.7 million, consisting primarily of termination benefits, which included accelerated share-based payment costs for qualifying terminations.

Interest expense, net

Interest expense was $25.1 million, compared with $19.7 million for the same period in 2017. The $5.5 million increase was primarily due to the $230 million in long-term debt assumed or refinanced in connection with the Deltic merger. Refer to Note 7: Debt for a more detailed discussion of our borrowings.

Income tax provision

Provision for income taxes for the nine months ended September 30, 2018 was $23.1 million compared with $14.0 million for the prior year period. Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the nine months ended September 30, 2018, the TRS’s income before income tax was $110.6 million. For the same time last year, the TRS’s income before income tax was $40.4 million. The increase in the TRS’s income before income tax was primarily the result of higher lumber prices and the acquired Deltic wood products operations. On December 22, 2017, the Tax Act was enacted, which contained significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The primary impact of the Tax Act provisions in 2018 was a reduction to our TRS’s effective tax rate, resulting in $10.4 million in lower taxes in the nine months ended September 30, 2018. In addition, during the third quarter of 2018, we recorded a tax benefit of $5.3 million primarily related to deducting contributions to our qualified pension plans at the higher 2017 income tax rate.

Adjusted EBITDDA

Adjusted EBITDDA for nine months ended September 30, 2018 was $260.8 million, an increase of $115.5 million or 79.5% compared with the same period in 2017. The increase in Adjusted EBITTDA was driven primarily by increased Southern harvests and Wood Products volumes due to the addition of Deltic operations, higher lumber pricing and higher realization on Northern sawlogs. Refer to the Business Segments Results below for further discussions on activities for each of our segments.

See Liquidity and Performance Measures for a reconciliation of Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Resource Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues[1]	$111,421	$94,705	$16,716	$280,438	$202,397	$78,041
Costs and expenses:
Logging and hauling	(42,077)	(37,446)	(4,631)	(111,282)	(85,918)	(25,364)
Other	(8,497)	(7,311)	(1,186)	(23,222)	(20,192)	(3,030)
Selling, general and administrative expenses	(2,167)	(1,914)	(253)	(5,866)	(5,087)	(779)
Adjusted EBITDDA[2]	$58,680	$48,034	$10,646	$140,068	$91,200	$48,868

[1]

Prior to elimination of intersegment fiber revenues of $32.5 million and $24.0 million for the three months ended September 30, 2018 and 2017, and $93.8 million and $51.6 million for the nine months ended September 30, 2018 and 2017, respectfully.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 16: Segment Information.

Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for three and nine months ended September 30, 2018, compared with the three and nine months ended September 30, 2017:

(Dollars in thousands)	Three Months Ended	Nine Months Ended
Adjusted EBITDDA September 30, 2017	$48,034	$91,200
Volume - Northern	(7,126)	8,550
Price / mix - Northern	8,400	21,235
Volume-Southern	12,198	42,352
Price / mix - Southern	686	2,227
Logging and hauling costs	(4,631)	(25,363)
Other forestry costs	(1,186)	(3,031)
Selling general and administrative expenses	(254)	(780)
Other costs, net	2,559	3,678
Adjusted EBITDDA September 30, 2018	$58,680	$140,068

Upon our merger with Deltic, we acquired approximately 530,000 acres of timberland, primarily in Arkansas. The revenues and Adjusted EBITDDA associated with these additional acres from the merger date through the end of third quarter 2018 are included in the results of our Resource segment. Results include other ancillary benefits from land ownership, such as revenues from hunting leases and oil and gas royalties.

Third Quarter 2018 Results Compared with Third Quarter 2017

Segment Adjusted EBITDDA for the third quarter of 2018 was $58.7 million, an increase of $10.6 million, or 22.2%, compared with the same period in 2017. The increase in Adjusted EBITDDA is primarily the result of the following:

•

Segment Adjusted EBITDA decreased $7.1 million due primarily to a 59,442 ton decrease in the volume of Northern sawlogs harvested. However, Northern prices increased $16 per ton, or 13.0%, compared to the same prior period in 2017 which resulted in a $8.4 million increase in segment Adjusted EBITDDA. The price increase reflects the effect of higher lumber prices on indexed Idaho sawlog volumes.

•

Segment Adjusted EBITDA increased $12.2 million in Southern volume sold primarily due to the addition of the Deltic operations which were not present in the same period in 2017. We harvested 977,940 tons in the South during the third quarter of 2018 which was up 53.1% compared to the same period in 2017. Our Southern sawlog prices were $47 per ton for the three months ended September 30, 2018 compared to $46 per ton for the three months ended September 30, 2017 due primarily to a higher mix of larger diameter Deltic sawlogs.

These increases were partially offset by logging and hauling costs increasing $4.6 million primarily due to the higher harvest volumes in the South and higher fuel costs as well as other forestry costs increasing $1.2 million primarily due to the addition of the Deltic operations.

Year to Date 2018 Results Compared with Year to Date 2017

Adjusted EBITDDA for the nine months ended September 30, 2018 was $140.1 million, an increase of $48.9 million, or 53.6% compared with the same period in 2017. The increase in Adjusted EBITDDA is primarily the result of the following:

•

Segment Adjusted EBITDA increased $8.6 million due primarily to a 78,946 ton increase in the volume of Northern sawlogs harvested. In addition, Northern prices increased $16 per ton, or 14.4%, compared to the same prior period in 2017 which resulted in a $21.2 million increase in segment Adjusted EBITDDA. The price increase reflects the effect of higher lumber prices on indexed Idaho sawlog volumes.

•

Segment Adjusted EBITDA increased $42.4 million primarily due to the addition of Deltic operations during 2018 which were not present in the same period in 2017. We harvested 2.8 million tons in the South during the nine months ended September 30, 2018 which was up 77.4% compared to the same period in 2017. Our sawlog prices were $44 per ton for the nine months ended September 30, 2018 compared to $42 per ton for the nine months ended September 30, 2017. The increase in price per ton was primarily due to harvesting more valuable large diameter Deltic sawlogs.

These increases were partially offset by logging and hauling costs increasing $25.4 million primarily due to the higher harvest volumes along with increased fuel prices as well as forestry costs increasing $3.0 million primarily due to the addition of the Deltic operations.

Resource Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
Harvest Volumes (in tons)	2018	2017	Change	2018	2017	Change
Northern region
Sawlog	500,138	559,580	(59,442)	1,326,556	1,247,610	78,946
Pulpwood	37,953	33,742	4,211	114,770	121,581	(6,811)
Stumpage	3,210	1,434	1,776	13,268	12,127	1,141
Total	541,301	594,756	(53,455)	1,454,594	1,381,318	73,276

Southern region
Sawlog	469,336	290,362	178,974	1,399,216	698,850	700,366
Pulpwood	446,914	334,399	112,515	1,185,018	833,565	351,453
Stumpage	61,690	14,024	47,666	187,010	29,480	157,530
Total	977,940	638,785	339,155	2,771,244	1,561,895	1,209,349

Total harvest volume	1,519,241	1,233,541	285,700	4,225,838	2,943,213	1,282,625

Sales Price/Unit ($ per ton)
Northern region[1]
Sawlog	$139	$123	$16	$127	$111	$16
Pulpwood	$42	$38	$4	$41	$39	$2
Stumpage	$12	$7	$5	$13	$13	$—

Southern region[1]
Sawlog	$47	$46	$1	$44	$42	$2
Pulpwood	$31	$30	$1	$31	$30	$1
Stumpage	$11	$14	$(3)	$11	$14	$(3)

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Wood Products Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$199,025	$116,487	$82,538	$532,425	$326,608	$205,817
Costs and expenses[1]
Fiber costs	(74,233)	(46,776)	(27,457)	(208,197)	(135,380)	(72,817)
Freight, logging and hauling	(25,664)	(12,786)	(12,878)	(61,282)	(37,509)	(23,773)
Manufacturing costs	(50,902)	(33,198)	(17,704)	(137,970)	(91,247)	(46,723)
Finished goods inventory change	368	(983)	1,351	8,318	687	7,631
Selling, general and administrative expenses	(2,160)	(1,415)	(745)	(6,340)	(4,320)	(2,020)
Loss (Gain) on lumber price swap[2]	—	3,066	(3,066)	—	(199)	199
Other	12	—	12	8	20	(12)
Adjusted EBITDDA[3]	$46,446	$24,395	$22,051	$126,962	$58,660	$68,302

[1]

Prior to elimination of intersegment fiber costs of $32.5 million and $24.0 million for the three months ended September 30, 2018 and 2017 and $93.8 million and $51.6 million for the nine months ended September 30, 2018 and 2017, respectively.

[2]	Includes change in unrealized (gain) loss and $1 million in cash settlements.
[3]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 16: Segment Information.

Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017:

(Dollars in thousands)	Three Months Ended	Nine Months Ended
Adjusted EBITDDA September 30, 2017	$24,395	$58,660
Shipment volumes - lumber	38,475	81,645
Price / mix - lumber	15,572	54,529
Panels	3,144	10,031
Residuals and other	6,838	20,126
Log costs - lumber	(21,523)	(55,416)
Freight, logging and hauling - lumber	(9,483)	(17,728)
Finished goods inventory change - lumber	277	6,896
Cost of sales	(10,491)	(29,773)
Selling general and administrative expenses	(758)	(2,008)
Adjusted EBITDDA September 30, 2018	$46,446	$126,962

Upon the merger with Deltic, we acquired two sawmills and one medium density fiberboard (MDF) plant in Arkansas. The sales and Adjusted EBITDDA of these facilities from the merger date to the end of the third quarter 2018 are included in the results of our Wood Products segment.

Third Quarter 2018 Results Compared with Third Quarter 2017

Adjusted EBITDDA for third quarter 2018 was $46.4 million, an increase of $22.1 million, or 90.4%, compared with the prior year period. The increase in Adjusted EBITDDA is primarily the result of the following:

•

Lumber shipments increased 89.3 million board feet to 284.6 million board feet in the third quarter of 2018 compared to 195.3 million board feet in the second quarter of 2017. The increase is primarily due to the addition of the Deltic mills.

•

Lumber sales prices increased to $486 per MBF compared with $431 per MBF during the same period in 2017. After reaching an all-time record high in June, prices have seen significant declines that has continued through the end of the third quarter.

•	The contribution of panels increased $3.1 million due to the addition of the Deltic MDF plant as well as strong demand and pricing for industrial grade plywood.

•	Residuals and other contributed $6.8 million more primarily due to the addition of the Deltic sawmills.

These increases were partially offset by costs incurred by the sawmills for logs and freight, logging and hauling which increased $21.5 million and $9.5 million, respectively, primarily due to Deltic. In addition, other lumber costs of sales increased $10.5 million primarily due to the addition of the two Deltic sawmills.

Year to Date 2018 Results Compared with Year to Date 2017

Adjusted EBITDDA for the nine months ended September 30, 2018 was $127.0 million, an increase of $68.3 million, or 116.4%, compared with the prior year period. The increase in Adjusted EBITDDA is primarily the result of the following:

•

Lumber shipments increased 195.3 million board feet to 748.0 million board feet during the nine months ended September 30, 2018 compared to 552.6 million board feet in comparable prior period of 2017. The increase is primarily due to the addition of the Deltic mills.

•

Lumber sales prices increased 17.5% to $491 per MBF compared with $418 per MBF during the same period in 2017 due to stronger demand coupled with industry supply constraints including transportation challenges experienced by Canadian lumber mills through the first half of the year that helped push pricing to all-time record highs in June of 2018. After achieving these all-time highs, prices have seen significant declines through the end of the third quarter.

•	The contribution of panels increased $10.0 million due to the addition of the Deltic MDF plant as well as strong demand and pricing for industrial grade plywood.

•	Residuals and other contributed $20.1 million more primarily due to the addition of the Deltic sawmills.

These increases were partially offset by costs incurred by the sawmills for logs and freight, logging and hauling increasing $55.4 million and $17.7 million, respectively, primarily due to the addition of the two Deltic lumber mills. In addition, other lumber costs of sales increased $29.8 million due primarily to the addition of the two Deltic sawmills during 2018.

Wood Products Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Lumber shipments (MBF)[1]	284,566	195,296	89,270	747,960	552,636	195,324
Lumber sales prices ($ per MBF)	$486	$431	$55	$491	$418	$73

[1]	MBF stands for thousand board feet.

Real Estate Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$11,233	$3,282	$7,951	$38,219	$25,922	$12,297
Costs and expenses
Costs of goods sold	(2,578)	(548)	(2,030)	(7,189)	(1,555)	(5,634)
Selling, general and administrative expenses	(1,188)	(640)	(548)	(3,261)	(2,034)	(1,227)
Adjusted EBITDDA[1]	$7,467	$2,094	$5,373	$27,769	$22,333	$5,436

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 16: Segment Information.

Adjusted EBTIDDA

The following table summarizes Adjusted EBITDDA variances for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017:

(Dollars in thousands)	Three Months Ended	Nine Months Ended
Adjusted EBITDDA September 30, 2017	$2,094	$22,333
Rural real estate sales	4,956	3,818
Real estate development sales	1,415	4,510
Selling, general and administrative expenses	(550)	(1,231)
Other costs, net	(448)	(1,661)
Adjusted EBITDDA September 30, 2018	$7,467	$27,769

Upon the Deltic merger, we acquired an established real estate development project in Little Rock, Arkansas known as Chenal Valley. The revenues and Adjusted EBITDDA of this operation from the merger date to the end of the third quarter are included in the results of our Real Estate segment.

Third Quarter 2018 Results Compared with Third Quarter 2017

Adjusted EBITDDA for the third quarter of 2018 was $7.5 million, an increase of $ 5.4 million compared with the same period in 2017. The increase in Adjusted EBITDDA is primarily the result of the following:

•

An increase in rural real estate sales of $5.0 million compared to the prior period of 2017. The increase is mainly due to the sale of approximately 390 acres in Arkansas for $3.7 million to a local water utility for conservation, compared to no similar sales in the third quarter of 2017. In addition, we saw an increase of 817 acres sold in rural recreational property for the quarter at an average price per acre of $1,480 per acre compared to $1,375 per acre for the third quarter of 2017. The average price per acre fluctuates based on both the geographic area of the real estate and product mix.

•	Real estate development sales of 9 residential lots at an average price of $143,000 per lot in the Chenal Valley development.

These increases were partially offset by increased selling, general and administrative expenses and other expenses primarily due to the addition of the real estate development and Chenal Country Club activities in 2018 following the Deltic merger.

Year to Date 2018 Results Compared with Year to Date 2017

Adjusted EBITDDA for the nine months ended 2018 was $27.8 million compared with $22.3 million for the same period in 2017. The increase in Adjusted EBITDDA is primarily the result of the following:

•

Rural real estate sales increased $3.8 million compared with the same period in 2017. This increase is mainly a result of 8,000 acres of non-strategic timberlands in Minnesota sold during the second quarter of 2018 to a conservation entity for $900 per acre. This increase is offset by a decline in the mix of HBU and recreational real estate sales during the nine months ended September 30, 2018 compared to the prior period of 2017. The average price per acre fluctuates based on both the geographic area of the real estate and product mix.

•	Real estate development sales consisted of 34 residential lots at an average price of $101,100 per lot in the Chenal Valley development.

•

These increases are offset by increased selling, general and administrative expenses and other expenses primarily due to the addition of the real estate development and Chenal Country Club activities in 2018 following the Deltic merger.

Rural Real Estate	Three Months Ended September 30,
	2018		2017
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	1,136	$4,615	628	$2,278
Recreation real estate	2,024	$1,480	1,207	$1,375
Non-strategic timberland	—	$—	191	$1,007
Total	3,160	$2,608	2,026	$1,620

Development Real Estate	Three Months Ended September 30, 2018
	Lots or Acres Sold	Average $/ Lot
Residential lots	9	$143,000

Rural Real Estate	Nine Months Ended September 30,
	2018		2017
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	4,065	$2,937	5,956	$2,503
Recreation real estate	7,765	$1,244	7,470	$1,395
Non-strategic timberland	9,045	$900	574	$1,033
Total	20,875	$1,425	14,000	$1,852

Development Real Estate	Nine Months Ended September 30, 2018
	Lots or Acres Sold	Average $/ Lot
Residential Lots	34	$101,100

Liquidity and Capital Resources

Overview

As of September 30, 2018, our cash and cash equivalents were $137.5 million, an increase of $17.1 million from December 31, 2017. The increase in cash and cash equivalents was primarily the result of an increase in cash generated by operations due to stronger lumber prices, partially offset by debt repayments, funding of qualified pension plans and higher dividend payments.

Earnings and Profit Distribution

On August 30, 2018, the board of directors approved a special distribution of approximately $222.0 million, payable on November 15, 2018, to stockholders of record on September 27, 2018. The special distribution amount equals the company’s determination of the accumulated earnings and profits of Deltic as of merger date and must be distributed by the company prior December 31, 2018 in order to maintain the company’s qualification as a REIT for U.S. federal income tax purposes. Common stockholders can elect to receive payment of the special distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than 20%, or $44.4 million (Cash Amount), of the total distribution. If the aggregate amount of stockholder cash elections exceeds the Cash Amount, then the payment of such cash elections will be made on a pro rata basis to stockholders who made the cash election such that the aggregate amount paid in cash to such stockholders equals the Cash Amount, with the balance paid in shares of common stock.

Net Cash from Operations

Net cash provided from operating activities was $148.4 million for the first nine months of 2018, compared with $129.3 million for the first nine months of 2017. This $19.1 million increase in cash provided by operations was primarily attributable to increased cash receipts from customers of $245.4 million, partially offset by increased vendor payments of $158.1 million. These increases are primarily related to the increased transaction volumes associated with the Deltic merger. See Business Segment Results for additional information.

In addition to increases in customer receipts and vendor payments in 2018 compared to 2017, cash provided by operating activities in 2018 was affected by:

•	Cash payments of $20.8 million associated with merger expenses.
•

Cash contributions to our qualified pension plans of $52.1 million, including a $44.0 million voluntary contribution which allowed us to deduct the amount on our 2017 income tax return at higher rates. We contributed $5.3 million to our qualified pension plans for the first nine months of 2017.

•	An increase in cash interest payments of $5.8 million, primarily due to debt assumed in connection with the Deltic merger.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $27.1 million for the nine months ended September 30, 2018, compared with $43.2 million used in 2017.

•

In the nine months ended September 30, 2018, we invested $18.5 million in our Wood Products operations and spent $12.5 million in Resource, primarily to replant harvested timberlands. These amounts were partially offset by Deltic’s cash balance of $3.4 million at the merger date. Total capital spending for 2018 is expected to be $50 million to $55 million, excluding acquisitions.

•	In the nine months ended September 30, 2017, we invested $9.4 million in our Wood Products operations and spent $11.6 million in Resource. In addition, we spent $22.0 to acquire timberlands.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $100.5 million and $52.0 million for the nine months ended September 30, 2018 and 2017, respectively.

•	In the first nine months of 2018, we repaid a net $20.3 million of debt, as well as paid $2.4 million in loan fees.
•

Dividends to stockholders were $75.3 million, compared with $45.7 million paid in the first nine months of 2017. Our quarterly dividend increased approximately $10.0 million due to the issuance of approximately 22.0 million additional shares related to the merger and the increase of our quarterly dividend from $0.375 per share to $0.40 per share starting in December 2017.

Capital Structure

	September 30,	December 31,
(Dollars in millions)	2018	2017
Long-term debt	$783,899	$573,319
Cash and cash equivalents	(137,535)	(120,457)
Net debt	646,364	452,862
Market capitalization[1]	2,569,817	2,026,539
Enterprise value	$3,216,181	$2,479,401

Net debt to enterprise value	20.1%	18.3%
Dividend yield[2]	3.9%	3.1%
Weighted-average cost of debt, after tax[3]	4.2%	4.3%

[1]	Market capitalization is based on outstanding shares of 62.8 million and 40.6 million times closing share prices of $40.95 and $49.90 as of September 28, 2018, and December 29, 2017, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.60 and $1.53 divided by share prices of $40.95 and $49.90 as of September 28, 2018, and December 29, 2017, respectively.
[3]	Weighted-average cost of debt is based on outstanding principal balances only.

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

Management uses Adjusted EBITDDA as a performance measure. Adjusted EBITDDA is a non-GAAP measure that management uses to allocate resources between segments and to evaluate performance about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. This measure should not be considered in isolation from and is not intended to represent an alternative to, our results reported in accordance with GAAP. Management believes that this non-GAAP measure, when read in conjunction with our GAAP financial statements, provides useful information to investors by facilitating the comparability of our ongoing operating results over the periods presented, the ability to identify trends in our underlying business and the comparison of our operating results against analyst financial models and operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.

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

We reconcile Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measures. See Note 16: Segment Information to the Condensed Consolidated Financial Statements included herein for the reconciliation required by GAAP for our segments.

The following table provides a reconciliation of net income to Adjusted EBITDDA for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$60,336	$33,700	$121,081	$74,865
Interest, net	10,109	7,336	25,125	19,654
Income tax	5,355	2,757	23,077	13,956
Depreciation, depletion and amortization	18,836	8,196	51,982	20,796
Basis of real estate sold	4,248	579	10,673	6,351
Non-operating pension and other postretirement benefit costs	1,942	1,596	5,707	4,788
Inventory purchase price adjustment in cost of goods sold[1]	—	—	1,849	—
Environmental charges for Avery Landing	—	4,978	—	4,978
Deltic merger related costs[2]	972	27	21,245	27
Lumber price swap[3]	—	3,066	—	(199)
(Gain)/loss on fixed assets	12	—	11	16
Consolidated Adjusted EBITDDA	$101,810	$62,235	$260,750	$145,232

[1]	The effect on cost of goods of fair value adjustments to the carrying amounts of inventory acquired in business combinations.
[2]	Integration and restructuring costs related to the merger with Deltic – see Note 13: Merger, Integration and Other Costs in the Footnotes to the Condensed Consolidated Financial Statements.
[3]	Includes change in unrealized (gain) loss and $1.0 million in cash settlements.

The following table provides a reconciliation of Cash Provided by Operating Activities to CAD:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Cash from operating activities[1]	$148,368	$129,345
Capital expenditures	(31,126)	(43,055)
CAD	$117,242	$86,290
Net cash from investing activites[2]	$(27,052)	$(43,161)
Net cash from financing activities	$(100,530)	$(51,965)

[1]

Cash from operating activities for the nine months ended September 30, 2018 and 2017 includes cash paid for Deltic merger-related costs of $20.8 million and $0, respectively, and cash paid for real estate development expenditures of $3.1 million and $0, respectively.

[2]	Net cash from investing activities includes payments for capital expenditures, which is also included in our reconciliation of CAD.

Credit and Term Loan Agreements

On February 14, 2018, we entered into a Second Amended and Restated Credit Agreement with an expiration date of April 13, 2023. The amended agreement increases our revolving line of credit to $380 million, which may be increased by up to an additional $420 million. It also includes a sublimit of $75 million for the issuance of standby letters of credit and a sublimit of $25 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. Pricing is consistent with the 2014 amended and restated credit agreement. The limitation on timberland acre sales was eliminated. As of September 30, 2018, approximately $1.0 million of capacity under our credit agreement was utilized by outstanding letters of credit, resulting in $379.0 million available for additional borrowings.

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

The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of September 30, 2018:

	Covenant Requirement		Actuals at September 30, 2018
Interest coverage ratio	≥	3.00 to 1.00	8.76
Leverage ratio	≤	40%	20%

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

Total Asset Value (TAV) includes the estimated fair value of timberlands, the book basis of our Wood Products manufacturing facilities (limited to 10% of TAV), the book basis of Construction in Progress (limited to 10% of TAV), the book basis of the Pro Rata Share of Investment Affiliates (limited to 15% of TAV), cash and cash equivalents and company-owned life insurance (limited to 5% of TAV). Construction in Progress means, as of any date, (a) the construction of a new operating facility or (b) an expansion with greater than $10 million of capital expenditures to an existing facility. Investment Affiliate means any person in which any member of the Consolidated Parties, directly or indirectly, has an ownership interest, whose financial results are not consolidated into our financial statements.

The terms of our senior notes limit our ability and the ability of any subsidiary guarantors to enter into restricted transactions, which include the ability to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens. However, such restricted transactions are permitted if the balance of our cumulative Funds Available for Distribution (FAD) and a FAD basket amount provide sufficient funds to cover such restricted payments. At September 30, 2018, our cumulative FAD was $313.4 million and the FAD basket was $90.1 million. FAD is defined as net income plus depreciation, depletion, amortization and basis of real estate sold, minus capital expenditures. Capital expenditures exclude timberland purchases greater than $5.0 million.

Contractual Obligations

Other than debt assumed from the merger with Deltic described in Note 7: Debt in the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no material changes to our contractual obligations in the nine months ended September 30, 2018 outside the ordinary course of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than debt assumed from the merger with Deltic described in Note 7: Debt in the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference, our exposures to market risk have not changed materially since December 31, 2017. For quantitative and qualitative disclosures about market risk, see Item 7A – Quantitative and Qualitative Disclosure about Market Risk in our 2017 Annual Report on Form 10-K.

Quantitative Information about Market Risks

The table below provides information about our outstanding long-term debt, weighted-average interest rates and interest rate swaps as of September 30, 2018. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve.

	EXPECTED MATURITY DATE
(Dollars in thousands)	2018	2019	2020	2021	2022	THEREAFTER	TOTAL	FAIR VALUE
Variable rate debt:
Principal due	$—	$40,000	$40,000	$40,000	$—	$156,500	$276,500	$276,503
Average interest rate		4.50%	4.90%	4.93%		4.61%	4.68%
Fixed rate debt:
Principal due	$—	$150,000	$6,000	$—	$43,000	$315,735	$514,735	$513,025
Average interest rate		7.50%	3.70%		4.60%	4.04%	5.09%
Interest rate swaps:
Variable to fixed	$—	$—	$40,000	$40,000	$—	$127,500	$207,500	$3,392
Average pay rate			2.84%	2.92%		2.61%	2.71%
Average receive rate			3.00%	3.03%		2.99%	3.00%

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2018. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of September 30, 2018.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

As a result of our February 20, 2018 merger with Deltic, we implemented internal controls over significant processes specific to the acquisition that management believes are appropriate in consideration of related integration of operations, systems, control activities and accounting for the merger and merger-related transactions. As of the date of this Quarterly Report on Form 10-Q, we are in the process of further integrating the acquired Deltic operations into our overall internal controls over financial reporting.

Except as described above, no changes in our internal control over financial reporting occurred during the three and nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On April 26, 2016, the Company announced that its Board of Directors had authorized management to repurchase up to $60 million of common stock over a period of 24 months (the Repurchase Plan) expiring on April 30, 2018. In total, $6.0 million of common stock was repurchased under the Repurchase Plan prior to its expiration with no shares repurchased during 2018.

On August 30, 2018, the Company announced that its Board of Directors had authorized management to repurchase up to $100 million of common stock with no time limit set for the repurchase. No shares were repurchased in the quarter ended September 30, 2018.

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
(101)

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, filed on October 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (v) the Notes to Condensed Consolidated Financial Statements.

* Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ JERALD W. RICHARDS
Jerald W. Richards
Vice President and Chief Financial Officer

Date:	October 31, 2018