Form 10-K
period 2018-12-31
POTLATCHDELTIC CORP
filed 2019-02-27
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-32729

POTLATCHDELTIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0156045
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
601 West 1st Ave., Suite 1600
Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (509) 835-1500

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH
Common Stock	REGISTERED
($1 par value)	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

In an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2018, was approximately $3,106.8 million, based on the closing price of $50.85.

As of February 25, 2019, 67,865,766 shares of the registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2019 annual meeting of stockholders expected to be filed with the Commission on or about March 29, 2019 are incorporated by reference in Part III hereof.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXPLANATORY NOTE

For purposes of this report, any references to "the company,” “us,” “we” and “our” include PotlatchDeltic Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding:

•	timber volume;
•	lumber demand and pricing in North America in 2019;
•	North American housing starts and repair and remodel activity;
•	expected improvements in U.S. economic growth due to the 2017 Tax Cuts and Jobs Act;
•	decreased Asian demand for North American lumber;
•	excess log supply in the South;
•	expected sawlog prices in 2019;
•	expected 2019 timber harvest of approximately 6.0 to 6.1 million tons;
•	expected sale of 36% of timber volume under log supply agreements in 2019;
•

expected sales of 55,000 acres of higher and better use (HBU) property, 75,000 acres of non-strategic timberland and 100,000 acres of rural recreational real estate property over the next decade or more;

•	funding of our dividends in 2019;
•	compliance with REIT tax rules;
•	Forest Stewardship Council® (FSC®) and Sustainable Forest Initiative® (SFI®) certification of our timberlands;
•	expectations regarding premium prices for FSC®-certified logs and FSC®-certified lumber;
•	realization of deferred tax assets;
•	expected capital expenditures in 2019;
•	expectations regarding funding of our pension plans in 2019 and over the next 7 years;
•	estimated non-qualified pension plan payments in 2019;
•	estimated future benefit payments;
•	estimated future payments under operating leases;
•	estimated long-term rate of return on pension assets and discount rate;
•	estimated future debt payments;
•	expectations regarding the effect of new Financial Accounting Standards Board rulings or interpretations; and
•	expected liquidity in 2019 to fund our operations, regular stockholder dividends, capital expenditures and debt service obligations and related matters.

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

Part I

ITEM 1.  BUSINESS

General

PotlatchDeltic Corporation, formerly known as Potlatch Corporation and also formerly known as Potlatch Holdings, Inc., was incorporated in Delaware in September 2005 to facilitate a restructuring to qualify for treatment as a real estate investment trust (REIT) for federal income tax purposes. It is the successor to the business of the original Potlatch Corporation, which was incorporated in Maine in 1903. References herein to Potlatch, refer to Potlatch Corporation prior to the Deltic merger described below.

On February 20, 2018 (merger date), Deltic Timber Corporation (Deltic) merged into Portland Merger, LLC, a wholly-owned subsidiary of Potlatch. Following the merger Potlatch changed its name to PotlatchDeltic Corporation.  Deltic owned approximately 530,000 acres of timberland, operated two sawmills and a medium density fiberboard facility and engaged in real estate development primarily in central Arkansas. The merger uniquely positions us to expand our integrated model of timberland ownership and lumber manufacturing, provide tax savings on Deltic’s timber harvest earnings and increase our exposure to the Texas housing market.  Under the merger agreement, each issued and outstanding share of Deltic common stock was exchanged for 1.80 shares of Potlatch common stock, with cash paid in lieu of any fractional shares.

On December 20, 2018 we entered into an Asset Purchase and Sale Agreement with Roseburg Forest Products Co. to sell the medium density fiberboard facility (MDF facility) we acquired through the Deltic merger.  The sale closed on February 12, 2019. At December 31, 2018 the MDF facility was classified as held for sale on the Consolidated Balance Sheets. See Note 3: Assets and Liabilities Held for Sale in the Notes to Consolidated Financial Statements for further information about the sale.

We are a leading timberland REIT with operations in seven states where we own approximately 1.9 million acres of timberland.  We own six sawmills, an industrial grade plywood mill and real estate development projects primarily in central Arkansas.

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

•

Maximizing the value of our timberland real estate. A portion of our acreage is more valuable for recreational purposes or to other timberland or real estate investors. We continually assess the potential uses of our lands and manage them proactively for the highest value. We have identified approximately 12% of our timberlands as having values that are potentially greater than timberland values.

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
•

Real Estate: Our Real Estate segment consists primarily of sales of rural real property deemed non-strategic or identified as having higher and better use alternatives and real estate development and subdivision activity through PotlatchDeltic’s taxable REIT subsidiaries (PotlatchDeltic TRS).

Additional information regarding each of our operating segments is included in this section, as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 21: Segment Information in the Notes to Consolidated Financial Statements.

As a REIT, we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our stockholders, including the income derived from the sale of standing timber. We are required to pay federal corporate income taxes on income from our non-real estate investments, principally the operations of PotlatchDeltic TRS.

Deltic’s REIT qualifying activities were also not subject to federal and state corporate income taxes commencing on the date of the merger. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value over tax basis on the merger date) on sales of former Deltic real property held by the REIT during the five years following the Deltic merger. The sale of standing timber is not subject to built-in gains tax.

Available Information

We make our periodic and current reports that we file with, or furnish to, the Securities and Exchange Commission (SEC) available on or through our website, www.PotlatchDeltic.com (under “Investor Resources – Financial Information”), at no charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Business Segments

Resource Segment

Industry Background. The demand for timber depends primarily upon the markets for wood related products, including lumber, panel products, paper and other pulp-based products. The end uses for timber vary widely, depending on species, size and quality. Historically, timber demand has experienced cyclical fluctuations, although sometimes at different times and rates for products or geographic regions. The demand for sawlogs, lumber and other manufactured wood products is significantly dependent upon the level of new residential construction and remodeling activity, which, in turn, is affected by general economic and demographic factors, including population growth, new household formations, interest rates for home mortgages and construction loans and credit availability. Increases in residential construction and remodeling activities are generally followed by higher lumber prices, which are usually followed by higher log prices. The demand for pulpwood is dependent on the paper and pulp-based manufacturing industries. Both pulpwood and sawlogs are affected by domestic and international economic conditions, global population growth and other demographic factors, industry capacity and the value of the U.S. dollar in relation to foreign currencies. Locally, timber demand and pricing also fluctuates due to the expansion or closure of individual wood products and pulp-based manufacturing facilities.

Timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies, as well as occasionally high timber salvage efforts due to storm damage, unusual pest infestations such as the mountain pine beetle, or fires. Local timber supplies also change in response to prevailing timber prices. Rising timber prices often lead to increased harvesting on private timberlands, including lands not previously made available for commercial timber operations. The supply of timber generally is adequate to meet demand, although this could tighten in the event of higher demand due to increased United States (U.S.) housing starts, increased log and lumber exports and the impacts from a natural disaster, such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding or other factors.

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

Ownership. The Resource segment manages approximately 1.9 million acres of timberlands including approximately 19,000 acres under long-term leases. We are the largest private landowner in Idaho and second largest in Arkansas. The following table provides additional information about our timberlands.

(Acres in thousands)
Region	State	Description	Acres
Northern region	Idaho	Variety of commercially viable softwood species, such as grand fir, Douglas fir and inland red cedar	629
	Minnesota	Primarily pine, aspen and hardwoods	125
		Total Northern region	754

Southern region	Arkansas	Primarily southern yellow pine and hardwoods	932
	Mississippi	Primarily southern yellow pine and hardwoods	96
	Alabama	Primarily southern yellow pine and hardwoods	92
	Louisiana	Primarily southern yellow pine and hardwoods	7
		Total Southern region	1,127
		Total	1,881

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

Inventory. At the end of 2018, our estimated standing merchantable timber inventory was approximately 88 million tons, including approximately 34 million tons in the North and approximately 54 million tons in the South. At the end of 2017, our estimated standing merchantable timber inventory was approximately 64 million tons. The increase in standing merchantable timber inventory from 2017 was primarily attributable to the addition of the Deltic timberlands.

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

Detailed harvest information by region and product is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table presents a summary of our total 2018 timber harvest by region.

	Timber Harvested
(Tons in thousands)	Sawlogs	Pulpwood	Stumpage	Total
Northern region	1,714	147	13	1,874
Southern region	1,853	1,594	222	3,669
Total	3,567	1,741	235	5,543

Based on our current projections, which are based on constant timberland holdings and take into consideration such factors as market conditions, the ages of our timber stands and recent timberland sales and acquisitions, we expect to harvest 6.0 to 6.1 million tons in 2019.

The Resource segment sells a portion of its logs at market prices to our Wood Products manufacturing facilities. Intersegment sales to our Wood Products manufacturing facilities were 33%, 26% and 22% of our total Resource segment revenues for 2018, 2017 and 2016, respectively. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. The segment’s customers range in size from small operators to multinational corporations. No customer represented more than 10% of our consolidated revenues in 2018.  Idaho Forest Group, LLC operates six sawmills in Idaho and represented slightly more than 10% of our consolidated revenues in 2017 and 2016. The segment competes with owners of timberlands that operate in areas near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States (U.S.). The segment competes principally on the basis of distance to market, price, log quality and customer service.

In 2018, approximately 36% of our harvest volumes were sold under log supply agreements. We expect approximately the same amount to be sold under log supply agreements in 2019. In general, our log supply agreements require a specified volume of timber to be delivered to defined customer facilities at prices that are adjusted periodically to reflect market conditions. Prices in our Northern region contracts are adjusted periodically by species to prevailing market prices for logs, lumber, wood chips and other residuals. Prices in our Southern region contracts are adjusted every three months based on prevailing market prices for logs. Typically, our log supply agreements are in place for one to five years.

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

Wood Products Segment

Our Wood Products segment manufactures and sells lumber, plywood and residual products at seven mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold through our sales department to end users, retailers or wholesalers for nationwide distribution primarily for use in home building, repair and remodeling, industrial products and other construction activity.

A description of our wood products manufacturing facilities, all of which are owned by us, together with their respective 2018 capacities are as follows:

Annual Capacity[1,2]
Sawmills:
Waldo, Arkansas[3]	285 MMBF
Ola, Arkansas[3]	230 MMBF
Warren, Arkansas	220 MMBF
St. Maries, Idaho	185 MMBF
Gwinn, Michigan	185 MMBF
Bemidji, Minnesota	140 MMBF
Plywood Mill:
St. Maries, Idaho	150 MMSF

[1]

Capacity represents the proven annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Normal operating conditions are based on the configuration, efficiency and the number of shifts worked at each individual facility. In general, the definition includes two shifts per day for five days (two 40-hour shifts) per week at each facility, which is consistent with industry-wide recognized measures. Production can exceed capacity due to efficiency gains and overtime. Actual sawmill production for 2018 was 1,019 MMBF.

[2]	MMBF stands for million board feet; MMSF stands for million square feet, 3/8-inch panel thickness basis.
[3]

These facilities were acquired in the Deltic merger. We are in the process of determining proven annual production capabilities at these facilities and therefore amounts disclosed represent permitted production capacity.

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

The principal raw material used is logs, which are obtained from our Resource segment or purchased on the open market. We generally do not maintain long-term supply contracts for a significant volume of logs. During 2018, 2017 and 2016, 42%, 39% and 34% of our log purchases, respectively, were provided by our Resource segment.

Real Estate Segment

The activities of our Real Estate segment consist primarily of the sale of non-core timberlands and real estate development and subdivision activity through PotlatchDeltic TRS.

The sale of non-core timberlands are in the categories of HBU, rural recreational real estate and non-strategic properties that exhibit higher value than commercial timberlands.

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

We have identified approximately 230,000 acres of non-core timberland real estate. This includes approximately 55,000 acres of HBU property, 100,000 acres of rural recreational real estate property and 75,000 acres of non-strategic timberland. Sales of these lands are expected to occur over a decade or more. We continually assess the highest value and best use of our timberlands through periodic stratification assessments on our timberlands and as new timberlands are acquired.

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

The Real Estate segment also engages in real estate development and sales through PotlatchDeltic TRS.  Chenal Valley in Little Rock, Arkansas is a premier upscale planned community, with approximately 4,800 acres of residential and commercial properties centered around a country club with two championship golf courses, which we own and operate. In addition, we are developing an approximate 800-acre upscale community for residential, resort, or retirement living at Red Oak Ridge, in Hot Springs, Arkansas.

For these properties, we develop and market residential lots and commercial sites and sell undeveloped acreage. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. Infrastructure and other improvements to support the development and sale of residential and commercial properties are provided and funded directly by us or in some circumstances, through real property improvement districts. Such properties are developed only when sufficient demand exists and substantially all infrastructure is completed. Future infrastructure investments are primarily for the development and sale of additional property. Most of the infrastructure is in place for Chenal Valley. Our competitors in our real estate markets are other landowners or developers.

Seasonality

Log and pulpwood sales volumes in our Resource segment are typically lower in the first half of each year as winter rains in the Southern region and spring thaw in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions that restrict access to logging sites. The third quarter is typically our Resource segment's strongest production quarter. Real Estate dispositions and acquisitions can be adversely affected when access to any properties to be sold or considered for acquisition are limited due to adverse weather conditions. Demand for our manufactured wood products typically decreases in the winter months when construction activity is slower, while demand typically increases during the spring, summer and fall when construction activity is generally higher. Historically, most Chenal Valley sales take place in the second half of the year.

Geographic Areas

All of our timberlands, wood products manufacturing facilities and other real estate assets are located within the continental United States In 2018, 2017 and 2016, less than 1% of our Wood Products' segment revenues were derived from sales of manufactured wood products outside of the United States, primarily to Canada and Mexico. The remainder of our revenues were from domestic sales.

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

Information regarding environmental proceedings is included in Note 20: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in this report and incorporated herein by reference.

Employees

As of December 31, 2018, we had 1,471 employees; 53 of which are part time. The workforce consisted of 441 salaried and 1,030 hourly employees. As of December 31, 2018, 12% of the workforce was covered under a collective bargaining agreement, which expires in 2020.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a significant degree of risk. Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of the following risks and, as a result, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations or liquidity. The risks described below should carefully be considered together with the other information contained in this report.

Business and Operating Risks

Our cash dividends are not guaranteed and may fluctuate, which could adversely affect our stock price.

Under the REIT rules, to remain qualified as a REIT, a REIT must distribute, within a certain period after the end of each year, 90% of its ordinary taxable income for such year. Our REIT income, however, consists primarily of net capital gains resulting from payments received under timber cutting contracts with PotlatchDeltic TRS and third parties, rather than ordinary taxable income. Therefore, unlike most REITs, we are not required to distribute material amounts of cash to remain qualified as a REIT. If, after giving effect to our dividends, we have not distributed an amount equal to 100% of our REIT taxable income, then we would be required to pay tax on the undistributed portion of such taxable income at regular corporate tax rates and our stockholders would be required to include their proportionate share of any undistributed capital gain in income and would receive a credit or refund for their share of the tax paid by us.

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

Our timberlands are located in Alabama, Arkansas, Idaho, Louisiana, Minnesota and Mississippi. As a result, we may be susceptible to adverse economic and other developments in these regions, including industry slowdowns, business layoffs or downsizing, relocations of businesses, changes in demographics, increases in real estate and other taxes and increased regulation, any of which could have a material adverse effect on us.

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

Timber prices are also affected by changes in timber availability at the local, national and international level. Our timberland ownership is currently concentrated in Alabama, Arkansas, Idaho, Louisiana, Minnesota and Mississippi. In Alabama, Arkansas, Louisiana, Minnesota and Mississippi, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in lower harvest levels, causing short-term decreases in supply that have tended to moderate price decreases. In the South, timber growth rates have exceeded harvests during the past decade, which have led to an oversupply of timber in the region, which in turn has reduced prices. In Idaho, where a greater proportion of timberland is government-owned, any substantial increase in timber harvesting from government-owned land could significantly reduce timber prices, which would harm our results of operations. For more than 20 years, environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the U.S. forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government-owned land could have a material adverse effect on our results of operations and cash flows.

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

The markets for our wood products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Our wood products are subject to competition from wood products manufacturers in the United States (U.S.) and Canada. For decades the U.S. and Canada have been in a dispute over pricing for softwood lumber entering the U.S., which has resulted in trade cases and negotiated agreements between the two countries. The U.S. and Canada signed a Softwood Lumber Agreement in 2006, which expired in October 2015. On November 25, 2016, the U.S. lumber industry filed a petition seeking injury determination with the U.S. International Trade Commission, and a petition seeking countervailing (CVD) and anti-dumping (AD) duties on Canadian lumber imports with the U.S. Department of Commerce. Final rulings on injury and CVD and AD duties went into effect on December 28, 2017. The combined

CVD and AD cash deposit rate to be paid by most Canadian exporters was established at 20.23%. The Government of Canada has commenced proceedings to appeal the determinations by the U.S. Department of Commerce and the U.S. International Trade Commission supporting the AD/CVD duties as well as to challenge these duties in the World Trade Organization.

The governments of the U.S. and Canada continue to state publicly their intention to reach a negotiated settlement of these trade cases at some point in the future. Even if an agreement is successfully negotiated, there can be no assurance that it will at all times, or at any time, effectively create a fair-trade environment.

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

We may be unable to harvest timber, or we may elect to reduce harvest levels due to market, weather and regulatory conditions, either of which could adversely affect our results of operations and cash flows.

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

Our businesses are affected by third-party logger and transportation availability and costs.

Our business depends on the availability of third-party logging contractors and providers of transportation of wood products and is materially affected by the cost and availability of these service providers. Therefore, increases in the cost of fuel could negatively impact our financial results by increasing the cost associated with logging activities and transportation services and could also result in an overall reduction in the availability of these services. Truck driver shortages could negatively impact our financial results by reducing the volume of delivered wood products.

Our third-party transportation providers are also subject to several events outside of their control, such as disruption of transportation infrastructure, labor issues and natural disasters. Any failure of a third-party transportation provider to timely deliver our products, including delivery of our wood products to our customers and delivery of wood fiber to our mills, could harm our supply chain, negatively affect our customer relationships and have a material adverse effect on our financial condition, results of operations and our reputation.

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

Additionally, we have real estate development projects located in central Arkansas, specifically, in and west of Little Rock, Arkansas and in Hot Springs, Arkansas. These real estate operations are particularly vulnerable to economic downturns, weather or other adverse events that may occur in this region and to competition from nearby residential housing developments. Our results of operations may be affected by the cyclicality of the homebuilding and real estate industries. Factors influencing these industries include changes in population growth, general and local economic conditions, weather, employment levels, consumer confidence and income, housing demand, new and existing housing inventory levels, availability and cost of financing, mortgage interest rates and foreclosures, and changes in government regulation regarding the environment, zoning, real estate taxes, and other local government fees. In addition, the tightening of credit and economic recession could delay or deter commercial and residential real estate activity and may affect our operating results.

We may be unsuccessful in carrying out our acquisition strategy.

We have pursued, and may continue to pursue, acquisitions of strategic timberland properties and other forest products assets. The markets for timberland and forest products assets are highly competitive. We intend to finance acquisitions through cash from operations, borrowings under our credit facility, proceeds from equity or debt offerings, proceeds from asset dispositions or any combination thereof. In addition, it is uncertain whether any acquisitions we make will perform in accordance with our expectations. The failure to identify and complete acquisitions of suitable properties could adversely affect our operating results and cash flows.

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

Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) impose strict, and under certain circumstances joint and several liability on responsible parties, including current and former owners and operators of contaminated sites, for costs of investigation and remediation of contamination. They also impose liability for related damages to natural resources. We have in the past been identified by the Environmental Protection Agency (EPA) as a potentially responsible party under CERCLA at various locations.   Additional information is discussed in Note 20: Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this report and that information is incorporated herein by reference. It is possible that other facilities we own or operate, or formerly owned or operated, or timberlands we now own or acquire, could also become subject to liabilities under these laws. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect our financial results.

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

We have qualified defined benefit pension plans covering the majority of our employees which, in aggregate at December 31, 2018, were 88.9% funded.  The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the expected rate of return on plan assets and the discount rate applied to pension plan obligations. Pension plan assets primarily consist of equity and fixed income investments, therefore fluctuations in actual equity market returns and changes in long-term interest rates may result in increased pension costs in future periods. Changes in assumptions regarding discount rates and expected rates of return on plan assets could also increase future pension costs. Changes in any of these factors may significantly impact future contribution requirements. For additional information regarding this matter see Note 15: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements and Liquidity and Capital Resources and Critical Accounting Policies and Estimates included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2018, approximately 12% of our workforce was covered by a collective bargaining agreement, which expires in 2020. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.

Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs or cause reputational harm.

We use information systems to carry out our operational activities and maintain our business records. Some systems are internally managed and some are maintained by third-party service providers. In the ordinary course of our business, we collect and store small amounts of sensitive data, including personally identifiable information. Our ability to conduct business could be materially and adversely affected if these systems or resources are compromised, damaged or fail. This could be a result of a cyber incident, malicious code (such as malware, viruses and ransomware), advanced persistent threats, phishing attacks, natural disaster, hardware or software corruption, failure or error, service provider error or failure, intentional or unintentional personnel actions or other disruption.

While we have invested in the protection of data and information technology, including through employee training and awareness programs, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of confidential or protected data and could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

We are, from time to time, involved in various legal matters, disputes and proceedings that, if determined or concluded in a manner adverse to our interests, could have a material adverse effect on our financial condition.

We are, from time to time, involved in legal matters, disputes and proceedings (legal matters). In some cases, all or a portion of any loss we experience in connection with any such legal matters will be covered by insurance; in other cases, any such losses will not be covered.

Although the disclosures in Note 20: Commitments and Contingencies in the Notes to the Consolidated Financial Statements contain management’s current views of the effect such legal matters could have on our financial results, there can be no assurance that the outcome of any such legal matters will be as currently expected. It is possible that there could be adverse judgments against us in some, and that we could be required to take a charge and make cash payments for all or a portion of any related awards of damages that could materially and adversely affect our results of operations or cash flows for the quarter or year in which we record or pay it.

 Risks Related to Our Indebtedness

Our indebtedness could materially adversely affect our ability to generate sufficient cash to pay dividends to stockholders and fulfill our debt obligations, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

Our debt requires interest and principal payments. At December 31, 2018, we had total long-term debt (including debt in liabilities held for sale) of $791.2 million. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our indebtedness could intensify.

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

In addition, our variable rate indebtedness and associated interest rate swaps use the London Interbank Offered Rate (LIBOR) as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness. If LIBOR ceases to exist, we may need to renegotiate certain credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net income cannot be determined.

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

If in any taxable year we fail to remain qualified as a REIT, unless we are entitled to relief under the Internal Revenue Code:

•	we would not be allowed a deduction for dividends to stockholders in computing our taxable income; and
•	we would be subject to federal income tax on our taxable income at regular corporate rates.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for dividends to our stockholders, which in turn could have an adverse impact on the value of our common stock. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we are entitled to relief under certain statutory provisions. As a result, net income and the cash available for dividends to our stockholders could be reduced for at least five years, which would have an adverse impact on our financial condition and the value of our common stock.

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

Accordingly, the manufacture and sale of wood products, certain types of timberland sales, sale of real estate and the harvest and sale of logs are conducted through PotlatchDeltic TRS because such activities generate non-qualifying REIT income and could constitute “prohibited transactions” if such activities were engaged in directly by the REIT. In general, prohibited transactions are defined by the Internal Revenue Code to be sales or other dispositions of property held primarily for sale to customers in the ordinary course of a trade or business.

By conducting our business in this manner, we believe we will satisfy the REIT requirements of the Internal Revenue Code and thus avoid the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to PotlatchDeltic TRS. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur, which would adversely affect our cash flow and impair our ability to pay quarterly dividends.

Our REIT structure may limit our ability to invest in our non-REIT qualifying operations.

Our use of PotlatchDeltic TRS enables us to continue to engage in non-REIT qualifying business activities consisting primarily of our wood products manufacturing, harvesting of timber, sale of logs, and sale of real estate and selected land parcels that we expect to be sold or developed for higher and better use purposes. However, under the Internal Revenue Code, no more than 20% of the value of the gross assets of a REIT may be represented by securities of our taxable REIT subsidiaries. This may limit our ability to make investments in our wood products manufacturing operations or in other non-REIT qualifying operations.

Our ability to pay dividends and service our indebtedness using cash generated through our taxable REIT subsidiary may be limited.

The rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from PotlatchDeltic TRS for the payment of stockholder dividends and to service our indebtedness. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from PotlatchDeltic TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from PotlatchDeltic TRS and may impact our ability to pay dividends to stockholders and service the REIT's indebtedness using cash from PotlatchDeltic TRS.

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

Certain provisions of our certificate of incorporation and bylaws and of Delaware law may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in our best interest and that of our stockholders. The provisions in our certificate of incorporation and bylaws include, among other things, the following:

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

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select Market (NASDAQ) with the ticker symbol “PCH”.  There were approximately 1,354 stockholders of record at February 25, 2019.

The quarterly cash dividend payments per share for 2018 and 2017 were as follows:

	2018	2017
Quarter	Cash Dividends	Cash Dividends
1st	$0.40	$0.375
2nd	$0.40	$0.375
3rd	$0.40	$0.375
4th	$0.40	$0.40

The above table does not include the Deltic earnings and profits special distribution of $222.0 million, or approximately $3.54 per share, paid on November 15, 2018. See Note 4: Earnings Per Share in the Notes to the Consolidated Financial Statements.

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

Reference is made to the discussion in Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations of (i) the covenants in our credit facility and term loan with which we must comply in order to make cash dividends and (ii) the REIT tax rules, which under certain circumstances may restrict our ability to receive dividends from PotlatchDeltic TRS, our taxable REIT subsidiary.

ISSUER PURCHASES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2016, the Company announced that its Board of Directors had authorized management to repurchase up to $60.0 million of common stock over a period of 24 months (the Repurchase Plan) expiring on April 30, 2018. In total, $6.0 million of common stock was repurchased in 2016 under the Repurchase Plan prior to its expiration with no shares repurchased during 2017 and 2018.

On August 30, 2018, the Company announced that its Board of Directors had authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase. No shares were repurchased in 2018.

We record share purchases upon trade date, as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been settled. There were no unsettled repurchases as of December 31, 2018 and 2017.

EQUITY COMPENSATION PLAN INFORMATION

Information required by this item with respect to equity compensation plans is included under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed with the SEC on or about March 29, 2019 and is incorporated herein by reference.

Company Stock Price Performance

The following graph and table show a five-year comparison of cumulative total stockholder returns for our company, the NAREIT Equity Index, the Standard & Poor’s 500 Composite Index and a group of four companies that we refer to as our peer group index for the period ended December 31, 2018. The total stockholder return assumes $100 invested at December 31, 2013, with quarterly reinvestment of all dividends.

	At December 31,
	2014	2015	2016	2017	2018
PotlatchDeltic Corporation	$104	$79	$112	$139	$102
NAREIT Equity Index	$130	$134	$146	$153	$146
S&P 500 Composite Index	$114	$115	$129	$157	$150
2018 Peer Group Index	$106	$94	$104	$124	$99

Our peer group index for 2018 consists of Rayonier Inc., St. Joe Co., Universal Forest Products Inc. and Weyerhaeuser Co. Returns are weighted based on market capitalizations as of the beginning of each year. Deltic was included in our peer group index in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Deltic has been excluded from our peer group index in the above table and graph for all years presented due to the merger with our wholly-owned subsidiary in 2018. Our 2018 return includes the impact of the Deltic earnings and profits special distribution of approximately $3.54 per share described above.

The performance graph above is being furnished solely to accompany this Report pursuant to Item 201(e) of Regulation S-K and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation in such filing.

ITEM 6.  SELECTED FINANCIAL DATA

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

(Dollars in thousands - except per share amounts)	2018 [1]	2017	2016 [2]	2015	2014 [3]
Revenues	$974,579	$678,595	$599,099	$575,336	$606,950
Net income	$122,880	$86,453	$10,938	$31,714	$89,910

Total assets	$2,325,852	$953,079	$927,681	$1,016,612	$1,031,746
Long-term debt (including current portion)[4]	$755,364	$573,319	$583,988	$603,881	$625,668
Total stockholders’ equity	$1,314,779	$200,542	$156,274	$203,736	$225,066

Capital expenditures:[5]
Property, plant and equipment	$29,880	$12,855	$5,866	$18,987	$13,261
Timberlands reforestation and roads	17,378	15,207	13,422	13,745	10,971
Real estate development expenditures	5,049	—	—	—	—
Total capital expenditures	$52,307	$28,062	$19,288	$32,732	$24,232

Net income per share:
Basic	$2.03	$2.12	$0.27	$0.78	$2.21
Diluted	$1.99	$2.10	$0.27	$0.77	$2.20
Dividends per share[6]	$1.60	$1.525	$1.50	$1.50	$1.425
Weighted-average shares outstanding (in thousands):
Basic	60,534	40,824	40,798	40,842	40,749
Diluted	61,814	41,227	41,033	40,988	40,894

[1]

In February 2018, Deltic merged into a wholly-owned subsidiary of Potlatch for total consideration of $1.1 billion of our common stock. See Note 2: Deltic Merger in the Notes to Consolidated Financial Statements.

[2]

In the second quarter of 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million at a loss of $48.5 million before taxes and repaid $42.6 million of revenue bonds.

[3]

In December 2014, we acquired approximately 201,000 acres of timberland in Alabama and Mississippi for a total purchase price of $384 million, which was funded with $310 million of new term loans and cash on hand.

[4]

Long-term debt as of December 31, 2018 excludes the $29 million of revenue bonds for the MDF facility which is classified as held for sale. See Note 3: Assets and Liabilities Held for Sale in the Notes to Consolidated Financial Statements.

[5]	Does not include the acquisition of timber and timberlands.
[6]

Does not include the Deltic earnings and profits special distribution of $222.0 million or approximately $3.54 per share paid on November 15, 2018. See Note 4: Earnings Per Share in the Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with Part I - Item 1. Business and Item 8. Financial Statements and Supplementary Data.

We are a leading timberland real estate investment trust (REIT) with operations in seven states where we own approximately 1.9 million acres of timberland, six sawmills, an industrial grade plywood mill and real estate development projects.

Our business is organized into three business segments: Resource, Wood Products and Real Estate. Our Resource segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and typically represent a significant portion of the Resource segment’s total revenues. Our other segments generally do not generate intersegment revenues. In the discussion of our consolidated results of operations, our revenues and costs and expenses are reported after elimination of intersegment revenues and costs and expenses. In the business segment discussions, each segment’s revenues and costs and expenses, as applicable, are presented before elimination of intersegment revenues and costs and expenses.

The operating results of our Resource, Wood Products and Real Estate business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber prices, weather conditions, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions and other factors. See Part I ‑ Item 1A. Risk Factors for additional information.

As part of the Deltic merger, we identified a target of $50 million in annual Cash Available for Distribution (CAD) synergies arising from the merger which were achieved by the end of the third quarter 2018. Synergies were tracked in four categories: 1) increased sustainable harvest; 2) expanded lumber production; 3) REIT tax savings; and 4) lower selling, general and administrative expenses and other improvements. The following table summarizes the target savings:

(Dollars in millions)	Target Savings	Description
Sustainable harvest	$10	Increased harvest to sustainable levels in line with industry standards
Expanded lumber production	18	Lumber production gains from capital investments in additional drying capacity, increased operating hours and additional improvements
REIT tax savings	7	Qualified Deltic assets taxed as a REIT
SG&A and other	15	Personnel reductions, system and process integration along with a number of small operational improvements
	$50

Overview

Summary of 2018

The demand for timber is directly affected by the underlying demand for lumber and other wood-products, pulp, paper and packaging. Our Resource and Wood Products segments are impacted by demand for new homes in the United States (U.S.) housing market and by repair and remodeling activity.

During 2018, new home demand and repair and remodeling activity continued to reflect moderate improvement supported by low unemployment, wage growth, household formation and consumer confidence. Across the nation, multifamily developments are attracting a variety of individuals with an interest in urban life, low maintenance costs and walkability which continued to fuel multifamily construction. The millennial generation has started to form households and have children, which combined with the favorable economic backdrop, should support an ongoing recovery in new single-family home construction.

Lumber pricing during 2018 was a tale of two halves. In the first half of 2018 increased lumber demand coupled with transportation issues led to higher lumber prices. After reaching an all-time record high in early June, lumber prices declined significantly as the transportation issues eased and Canadian lumber manufacturers worked to clear their backlog. The second half of the year also experienced torrential rain in Texas, the largest homebuilding market in the U.S., two major hurricanes and slowing housing demand due to higher home prices and higher mortgage rates. Markets have since stabilized.

For our Resource segment, we index a significant portion of our Idaho sawlogs to the price of lumber under long-term supply agreements. The Northern region experienced favorable log pricing as a result of the strength in lumber markets in the first half of the year before starting to decline in the latter part of the year when they reset with falling lumber prices. The Southern region has seen pine sawlog prices remain relatively flat as markets continue to have ample log availability to meet growing demand.

Our Real Estate segment benefited during 2018 from rural real estate sales primarily in Minnesota and Arkansas, including the first sales of rural and development real estate acquired in the Deltic merger. With the Deltic merger, we acquired real estate developments predominantly concentrated in Chenal Valley, a premier upscale master planned community in West Little Rock, Arkansas. Residential and commercial sales in Chenal Valley mainly follow the national housing market trends but do experience microeconomic factors for the area including economic growth and the availability of builders, contractors and workforce to support development efforts.

Summary of 2017

With over half of our total revenues indexed to lumber, increased lumber sale prices contributed to strong results for 2017. We also benefited from higher cedar log prices and a greater mix of cedar. Our lumber mills continued to have improved lumber recovery and better grade yield. Production increased almost 50 MMBF to set a new company record. The Real Estate segment continued to sell non-core timberlands at margins in excess of 60%.

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

Non-GAAP Measures

To supplement our financial statements presented in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP measures on a consolidated basis, including Adjusted EBITDDA and CAD, which are defined and further explained and reconciled to the nearest GAAP measure in the Liquidity and Performance Measures section below. Refer to Note 21: Segment Information of the Notes to the Consolidated Financial Statements for information related to the use of segment Adjusted EBITDDA and a reconciliation of such measures as required by GAAP. Our definitions of these non-GAAP measures may differ from similarly titled measures used by others. These non-GAAP measures should be considered supplemental to and not a substitute for, financial information prepared in accordance with GAAP.

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

				2018	2017
				vs.	vs.
(Dollars in thousands)	2018	2017	2016	2017	2016
Revenues	$974,579	$678,595	$599,099	$295,984	$79,496
Costs and expenses:
Cost of goods sold	707,645	469,393	460,600	238,252	8,793
Selling, general and administrative expenses	59,861	49,996	44,262	9,865	5,734
Deltic merger-related costs	22,119	3,409	—	18,710	3,409
Environmental charges for Avery Landing	—	4,978	1,022	(4,978)	3,956
Gain on lumber price swap	—	(1,088)	—	1,088	(1,088)
Loss on sale of central Idaho timber and timberlands	—	—	48,522	—	(48,522)
	789,625	526,688	554,406	262,937	(27,718)
Operating income	184,954	151,907	44,693	33,047	107,214
Interest expense, net	(35,227)	(27,049)	(28,941)	(8,178)	1,892
Non-operating pension and other postretirement benefit costs	(7,648)	(6,384)	(9,139)	(1,264)	2,755
Income before income taxes	142,079	118,474	6,613	23,605	111,861
Income tax (provision) benefit	(19,199)	(32,021)	4,325	12,822	(36,346)
Net income	$122,880	$86,453	$10,938	$36,427	$75,515
Adjusted EBITDDA[1]	$297,193	$195,757	$134,453	$101,436	$61,304

[1]	See Liquidity and Performance Measures for a reconciliation of Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the years presented.

2018 compared with 2017

Revenues

Revenues were $974.6 million, an increase of $296.0 million, or 43.6%, compared to 2017. This increase includes revenue of $265.3 million from over 10 months of Deltic sales following the merger. Revenues also increased year over year as we experienced overall higher realizations on sawlogs in the Northern region due to the effect of higher lumber prices on indexed Idaho sawlogs during the first half of the year and we sold 8,000 acres of non-strategic timberlands in Minnesota during 2018 to a conservation entity for $900 per acre.

Cost of goods sold

Cost of goods sold increased $238.3 million, or 50.8%, compared with the same period in 2017, primarily due to  the addition of the Deltic operations in 2018.

Depletion, depreciation and amortization increased $43.2 million in 2018 primarily as a result of the following:

•

Depletion increased $26.8 million, of which $21.8 million was due to harvest activities on the acquired Deltic land. In addition, increased depletion rates in the Southern legacy Potlatch timberlands contributed to the depletion increase in the South.

•	Depreciation increased $14.7 million primarily due to the addition of the Deltic sawmills and MDF facility during the year.

Basis of land sold increased $9.9 million compared to 2017 due to the mix of sales along with the sales of non-strategic Deltic timberlands and sales of development land in Chenal Valley following the Deltic merger.

Selling, general and administrative expenses

SG&A expenses for 2018 were $59.9 million compared with $50.0 million in 2017 primarily due to the acquired Deltic operations.

Deltic merger-related costs

Merger-related costs for 2018 were $22.1 million compared to $3.4 million for 2017. This included $12.2 million for investment banking fees, legal fees, accounting and appraisal fees and other costs related to filing the joint proxy/prospectus for the merger. Restructuring costs were $9.9 million, consisting primarily of termination benefits, which included accelerated share-based payment costs for qualifying terminations.

Avery Landing

During the third quarter of 2017, we accrued $5.0 million related to Avery Landing proceeding, which was settled in April 2018. See Note 20: Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Lumber price swap

In April 2017, we entered into a lumber price swap to fix the price on a total of 36 million board feet (mmbf) of southern yellow pine with an effective date of July 1, 2017 and a termination date of December 31, 2017. Under the contract, beginning in July 2017, cash settlement on 6 mmbf occurred each month. Changes in the fair value of the derivative were recorded directly into income as it was not designated as a hedging relationship. We did not enter into lumber price swaps during 2018. See Note 13: Derivative Instruments in the Notes to Consolidated Financial Statements.

Interest expense, net

Interest expense, net was $35.2 million, compared with $27.0 million for the same period in 2017. The $8.2 million increase was primarily due to the $230.0 million in long-term debt assumed or refinanced in connection with the Deltic merger. Refer to Note 12: Debt in the Notes to Consolidated Financial Statements for a more detailed discussion of our borrowings.

Income tax provision

Provision for income taxes for 2018 was $19.2 million compared with $32.0 million for the prior year period. Income taxes are primarily due to income or loss generated from our PotlatchDeltic TRS. For 2018, the PotlatchDeltic TRS’s income before income tax was $100.3 million compared to $59.5 million in 2017. The increase in the PotlatchDeltic TRS’s income before income tax was primarily the result of higher lumber prices and the acquired Deltic wood products operations. On December 22, 2017, the Tax Act was enacted, which contained significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The primary impact of the Tax Act in 2018 was a reduction to our PotlatchDeltic TRS’s effective tax rate, resulting in an estimated $10.1 million tax savings in 2018. During 2018, we also recorded a tax benefit of $5.0 million primarily related to deducting contributions to our qualified pension plans made in 2018 at the higher 2017 income tax rate. In addition to the higher corporate tax rate in

2017, compared to 2018, the income tax provision for 2017 included a $10.7 million charge as a result of remeasured deferred tax assets, net at the lower tax rate.

Adjusted EBITDDA

Adjusted EBITDDA for 2018 was $297.2 million, an increase of $101.4 million or 51.8% compared to 2017. The increase in Adjusted EBITDDA was driven primarily by increased Southern harvests, overall higher lumber pricing per MBF and increased Wood Product segment volumes due to the addition of Deltic operations. Refer to the Business Segments Results below for further discussions on activities for each of our segments.  See Liquidity and Performance Measures for a reconciliation of Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

2017 compared with 2016

Revenues

Revenues increased $79.5 million, or 13.3%, due to 20.7% higher lumber sales prices and a 7.0% increase in lumber shipments, partially offset by a 5.3% decrease in harvest volumes. We sold 5,536 less acres, resulting in a 6.0% reduction in Real Estate revenue.

Cost of goods sold

Cost of goods sold increased 1.9% due to higher fiber and manufacturing costs due to increased manufacturing volumes, partially offset by a decrease in the average land basis of real estate sold due to geographic mix.

Selling, general and administrative expenses

The increase of $5.7 million in selling, general and administrative expenses included higher annual incentive plan expense due to strong results and higher workers’ compensation expense, partially offset by lower pension expense resulting from updated mortality tables. Approximately 70% of selling, general and administrative expenses are considered Corporate and not allocated to the segments.

Environmental charges for Avery Landing

During 2017, we accrued $5.0 million related to Avery Landing, compared with $1.0 million in 2016. See Note 20: Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Deltic merger-related costs

During 2017 we incurred approximately $3.4 million of costs directly attributable to the Deltic merger, which was announced in October 2017, including investment banking, legal, accounting, filing and appraisal fees, as well as other costs.

Gain on lumber price swap

As described above, we entered into lumber swap during 2017 to fix the price on a total of 36 mmbf of southern yellow pine and recognized $1.1 million in cash settlements on this swap during 2017. We did not enter into lumber swaps during 2016.

Income taxes

Income taxes are typically due to income or loss from the PotlatchDeltic TRS. The PotlatchDeltic TRS had income before tax of $59.5 million for 2017 and a loss before income tax of $14.0 million for 2016. On December 22, 2017, the Tax Act was enacted that decreased the U.S. corporate tax rate from 35% to 21%, repealed the domestic production deduction and altered taxation of executive compensation and employer provided benefits, as well as other changes. PotlatchDeltic TRS remeasured deferred tax assets and liabilities at the reduced tax rate, resulting in a $10.7 million charge to the provision in 2017.

Adjusted EBITDDA

Adjusted EBITDDA for 2017 was $195.8 million, an increase of $61.3 million or 45.6% compared to 2016. The increase in Adjusted EBITDDA was driven primarily by increased sawlog prices in the North and increased lumber pricing. These increases were offset by net decreases in harvest volumes in both the North and South and fewer rural real estate acres sold. Refer to the Business Segments Results below for further discussions on activities for each of our segments.  See Liquidity and Performance Measures for a reconciliation of Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

BUSINESS SEGMENT RESULTS

Resource Segment

				2018	2017
	For the Years Ended December 31,			vs.	vs.
(Dollars in thousands)	2018	2017	2016	2017	2016
Revenues[1]	$354,950	$278,199	$256,163	$76,751	$22,036
Costs and expenses
Logging and hauling	146,568	117,827	117,583	28,741	244
Other	31,009	27,015	25,968	3,994	1,047
Selling, general and administrative expenses	7,539	6,650	6,461	889	189
Adjusted EBITDDA[2]	$169,834	$126,707	$106,151	$43,127	$20,556

[1]	Prior to elimination of intersegment fiber revenues of $115.9 million, $71.4 million and $57.1 million in 2018, 2017 and 2016, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 21: Segment Information in the Notes to Consolidated Financial Statements.

Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2018, compared with the year ended December 31, 2017 and for the year ended December 31, 2017, compared with the year ended December 31, 2016:

(Dollars in thousands)	2018 vs 2017	2017 vs 2016
Adjusted EBITDDA - prior year	$126,707	$106,151
Production volume	51,437	(4,349)
Sales price and mix	(16,816)	27,141
Other revenue	5,059	(411)
Logging and hauling	8,304	(589)
Forest management	(628)	(972)
Indirect and overhead costs	(4,229)	(264)
Adjusted EBITDDA - current year	$169,834	$126,707

2018 compared with 2017

Adjusted EBITDDA for 2018 was $169.8 million, an increase of $43.1 million, or 34.0% compared to 2017. The change in Adjusted EBITDDA was primarily the result of the following:

•	Increased sales volume of 1.5 million tons compared to 2017, primarily due to the merger with Deltic. This increase contributed approximately $51.4 million in Adjusted EBITDDA.
•

The average sale price realized on sawlogs in 2018 was 7.7% lower than 2017 due to an increase in Southern volume during 2018 as a result of the Deltic merger which are at prices significantly below Northern prices. We harvested 3.7 million tons in the South during 2018 which was up 71.2% compared to 2017.

•

Other Resource revenue contributed $5.1 million to Adjusted EBITDDA, primarily due to additional acres from the Deltic merger which allows for more acres available for hunting leases and natural gas and oil royalties.

•

Logging and hauling cost per ton declined year over year primarily due to a higher mix of Southern volume which carries an overall lower cost per ton. This mix shift impacted Adjusted EBITDDA by $8.3 million in 2018, compared to 2017.

•

Forest management, indirect and overhead costs decreased Adjusted EBITDDA by $4.9 million compared to 2017 primarily due to the addition of Deltic operations.  Selling, general and administrative expense as a percent of revenue was 2.1% in 2018 compared to 2.4% in 2017.

2017 compared with 2016

Adjusted EBITDDA for 2017 was $126.7 million, an increase of $20.6 million, or 19.4% compared to 2016.  The change in Adjusted EBITDDA was primarily the result of the following:

•

Sales volume decreased compared to 2016, primarily due to lower stumpage volume in the Southern region. There was also a decrease in 2017 Northern region sawlog volumes primarily due to the sale of central Idaho timberlands in the second quarter of 2016. Northern region pulpwood sales were down compared to 2016 due to trucking shortages. These declines decreased Adjusted EBITDDA by $4.3 million compared to 2016.

•

Sawlog prices in the Northern region increased 23.3% primarily due to higher indexed lumber prices, higher cedar pricing and a greater mix of cedar. This increase contributed $27.1 million to Adjusted EBITDDA.

•

Logging and hauling cost per ton decreased Adjusted EBITDDA $0.6 million primarily due to higher fuel prices, partially offset by higher delivered sawlog and pulpwood volumes in the Southern region which carries an overall lower cost compared to the Northern region.

•

Forest management, indirect and overhead costs decreased Adjusted EBITDDA by $1.2 million compared to 2016 primarily due to additional fertilization of timberland in 2017. Selling, general and administrative expense as a percent of revenue was 2.4% in 2017 compared to 2.5% in 2016.

Resource Segment Statistics

				2018	2017
	For the Years Ended December 31,			vs.	vs.
Harvest Volumes (in tons)	2018	2017	2016	2017	2016
Northern region
Sawlog	1,714,154	1,711,588	1,809,288	2,566	(97,700)
Pulpwood	146,749	146,402	194,414	347	(48,012)
Stumpage	13,403	12,127	18,592	1,276	(6,465)
Total	1,874,306	1,870,117	2,022,294	4,189	(152,177)

Southern region
Sawlog	1,853,037	933,228	853,377	919,809	79,851
Pulpwood	1,593,904	1,168,225	1,115,647	425,679	52,578
Stumpage	221,546	41,151	244,201	180,395	(203,050)
Total	3,668,487	2,142,604	2,213,225	1,525,883	(70,621)

Total harvest volume	5,542,793	4,012,721	4,235,519	1,530,072	(222,798)

Sales Price/Unit ($ per ton)
Northern region[1]
Sawlog	$119	$111	$90	$8	$21
Pulpwood	$41	$38	$42	$3	$(4)
Stumpage	$12	$13	$13	$(1)	$—

Southern region[1]
Sawlog	$44	$44	$44	$—	$—
Pulpwood	$31	$30	$32	$1	$(2)
Stumpage	$11	$14	$26	$(3)	$(12)

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timer. As such, the customer contracts the logging and hauling and bears such costs.

Wood Products Segment

				2018	2017
	For the Years Ended December 31,			vs.	vs.
(Dollars in thousands)	2018	2017	2016	2017	2016
Revenues	$680,931	$441,157	$367,426	$239,774	$73,731
Costs and expenses[1]
Fiber costs	273,716	182,090	165,585	91,626	16,505
Freight, logging and hauling	81,398	50,929	48,410	30,469	2,519
Manufacturing costs	184,800	122,982	118,150	61,818	4,832
Finished goods inventory change	1,897	(1,159)	(3,654)	3,056	2,495
Selling, general and administrative expenses	8,537	5,691	5,361	2,846	330
Adjusted EBITDDA[2]	$130,583	$80,624	$33,574	$49,959	$47,050

[1]	Prior to elimination of intersegment fiber costs of $115.9 million, $71.4 million and $57.1 million in 2018, 2017 and 2016, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 21: Segment Information in the Notes to Consolidated Financial Statements.

Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2018, compared with the year ended December 31, 2017 and for the year ended December 31, 2017, compared with the year ended December 31, 2016:

(Dollars in thousands)	2018 vs 2017	2017 vs 2016
Adjusted EBITDDA - prior year	$80,624	$33,574
Lumber:
Price	26,871	52,669
Volume	21,251	(58)
Log costs	(12,702)	(6,513)
Processing costs	(3,036)	131
Residuals, panels and other	23,862	132
Administrative and overhead	(6,287)	689
Adjusted EBITDDA - current year	$130,583	$80,624

2018 compared with 2017

Adjusted EBITDDA for 2018 was $130.6 million, an increase of $50.0 million, or 62.0%, compared to 2017. The increase in Adjusted EBITDDA is primarily the result of the following:

•	Lumber sales prices increased 7.5% to $457 per MBF compared with $425 per MBF during 2017. This increase contributed approximately $26.9 million to Adjusted EBITDDA compared to 2017.

•

Lumber shipments increased 278.7 million board feet to 1.0 billion board feet during 2018 compared to 736.7 million board feet in 2017. This increase contributed $21.3 million to Adjusted EBITDDA compared to 2017.

•

Increased log cost and processing costs decreased Adjusted EBITDDA $12.7 million and $3.0 million, respectively, compared to 2017. These impacts were primarily due to higher per unit log costs, particularly in Idaho where sawlog prices are indexed to lumber prices along with the addition of the Deltic mills.

•

Residuals, panels and other contributed $23.9 million to Adjusted EBITDDA compared to 2017. Increased residual sales due to the addition of Deltic sawmills, a focus on higher margin products for our panel mill along with the addition of the MDF facility in 2018 contributed to the increase. The increased sales were offset by additional freight costs compared to 2017, primarily due to the addition of the MDF facility.

•	Higher administrative and overhead costs, primarily due to the addition of the Deltic operations decreased Adjusted EBITDDA by $6.3 million compared to 2017.

2017 compared with 2016

Adjusted EBITDDA was $80.6 million, an increase of $47.1 million, or 140.1% compared to 2017. The increase in Adjusted EBITDDA is primarily the result of the following:

•	Lumber prices increased 20.7% to $425 per MBF compared with $352 per MBF in 2017. This increase contributed $52.7 million to Adjusted EBITDDA.

•

Increased log costs decreased Adjusted EBITDDA $6.5 million compared to 2016.  Fiber costs increased due to elevated production volumes and higher per unit log costs, particularly in Idaho where sawlog prices are indexed to lumber prices.

•	Lower administrative and overhead costs contributed $0.7 million to Adjusted EBITDDA compared to 2016, primarily due to a $1.1 million gain on lumber price swap. There were no similar swaps in 2016.

Wood Products Segment Statistics

				2018	2017
	For the Years Ended December 31,			vs.	vs.
	2018	2017	2016	2017	2016
Lumber shipments (MBF)[1]	1,015,385	736,667	688,229	278,718	48,438
Lumber sales prices ($ per MBF)	$457	$425	$352	$32	$73

[1]	MBF stands for thousand board feet.

Real Estate Segment

				2018	2017
	For the Years Ended December 31,			vs.	vs.
(Dollars in thousands)	2018	2017	2016	2017	2016
Revenues	$54,566	$30,655	$32,604	$23,911	$(1,949)
Costs and expenses
Costs of goods sold	10,097	2,179	2,488	7,918	(309)
Selling, general and administrative expenses	4,165	2,756	2,534	1,409	222
Adjusted EBITDDA[1]	$40,304	$25,720	$27,582	$14,584	$(1,862)

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 21: Segment Information in the Notes to Consolidated Financial Statements.

Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2018, compared with the year ended December 31, 2017 and for the year ended December 31, 2017, compared with the year ended December 31, 2016:

(Dollars in thousands)	2018 vs 2017	2017 vs 2016
Adjusted EBITDDA - prior year	$25,720	$27,582
Rural real estate sales	5,369	(1,949)
Real estate development sales	13,199	-
Selling, general and administrative expenses	(1,413)	(221)
Other costs, net	(2,571)	308
Adjusted EBITDDA - current year	$40,304	$25,720

2018 compared with 2017

Adjusted EBITDDA for 2018 increased $14.6 million to $40.3 million compared with $25.7 million in 2017. The increase in Adjusted EBITDDA is primarily the result of the following:

•

Rural real estate sales contributed $5.4 million to Adjusted EBITDDA compared to 2017. Sales during 2018 included 8,000-acres of non-strategic timberlands in Minnesota in the second quarter of 2018 to a conservation entity for $900 per acre. In addition, we sold a total of 740 acres of HBU in Arkansas acquired in the Deltic merger for $5.9 million to a local water utility for conservation. There were no similar sales in 2017. These increases were offset by a decline in rural recreational real estate sales along with an overall decline in total HBU acres sold compared to 2017. The average price per acre fluctuates based on both the geographic area of the real estate and product mix.

•

Real estate development sales contributed $13.2 million to Adjusted EBITDDA in 2018 compared to 2017. In Chenal Valley we sold 13 commercial acres for a total of $4.5 million and 101 residential lots at an average price of $74,753. There were no similar sales in 2017, as the development business was added in 2018 as part of the Deltic merger.

These increases in Adjusted EBITDDA were offset by increased selling, general and administrative expenses and other expenses primarily due to the addition of the real estate development and Chenal Country Club activities in 2018 following the Deltic merger.

2017 compared with 2016

Adjusted EBITDDA for 2017 decreased $1.9 million to $25.7 million compared with $27.6 million in 2016. The decrease in Adjusted EBITDDA is primarily the result of the following:

•	During 2017 we sold 17,007 acres, which included a large conservation sale in Alabama. In 2016, we sold 22,543 acres, which also included a large conservation sale in Alabama.

In the second quarter of 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114.0 million, resulting in a loss of $48.5 million before tax. We purchased the property in 2007 and 2008 for the purpose of growing and harvesting timber and selling rural recreational parcels.

Real Estate Segment Statistics

Rural Real Estate

	2018		2017		2016
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	5,391	$3,065	6,440	$2,505	5,267	$2,338
Rural real estate	8,925	$1,264	9,993	$1,394	12,911	$1,246
Non-strategic timberland	9,125	$903	574	$1,033	4,365	$963
	23,441	$2,449	17,007	$1,803	22,543	$1,446
Central Idaho timberland	—	$—	—	$—	171,598	$665
Total	23,441	$2,449	17,007	$1,803	194,141	$756

Development Real Estate

	2018
	Lots or Acres Sold	Average $/Lot or Acre
Residential lots	101	$74,753
Commercial acres	13	$347,581

Liquidity and Capital Resources

Overview

At December 31, 2018, our cash and cash equivalents were $76.6 million, a decrease of $43.8 million. This decrease is primarily due:

•	Cash contributions to our qualified pension plans of $52.1 million, including a $44.0 million voluntary contribution allowing us to deduct the amount on our 2017 income tax return at higher tax rates;
•	$19.7 million in cash payments associated with merger expenses;
•	Cash payments of $44.4 million as part of the Deltic earnings and profits special distribution to stockholders;
•	Cash dividends of $102.3 million in 2018 compared to $61.9 million in 2017.

These cash outflows were partially offset by cash generated from Deltic operations and higher lumber prices during the first half of 2018.

Net Cash Flows from Operating Activities

Net cash provided from operating activities was $178.9 million for 2018, compared with $162.7 million for 2017. This $16.2 million increase was primarily attributable to increased cash receipts from customers of $295.2 million, partially offset by increased vendor payments of $228.8 million. These increases are primarily related to the increased transaction volumes associated with the Deltic merger. See Business Segment Results for additional information.

In addition to increases in customer receipts and vendor payments in 2018 compared to 2017, cash provided by operating activities in 2018 was also affected by:

•	Total cash payments of $19.7 million associated with merger expenses compared to $3.3 million in 2017.
•

Cash contributions to our qualified pension plans increased $46.8 million, driven by a $44.0 million voluntary contribution which allowed us to deduct the amount on our 2017 income tax return at higher tax rates.

•	An increase in cash interest payments of $8.4 million, primarily due to debt assumed in connection with the Deltic merger.

Net cash provided by operating activities was $162.7 million in 2017, compared with $102.1 million in 2016. The increase of $60.6 million was primarily the result of the following:

•

Cash received from customers increased $86.8 million, primarily due to higher lumber sale prices and increased lumber shipments in 2017 over 2016. Further discussion of revenues is included in Business Segment Results.

•	Cash paid for interest decreased $1.9 million due to reductions in long-term debt in 2017.

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

Net Cash Flows from Investing Activities

Net cash used in investing activities was $47.9 million in 2018, compared with net cash used in investing activities of $50.0 million in 2017 and $93.4 million provided by investing activities in 2016.

•

During 2018, we invested $27.3 million in our Wood Products operations and spent $17.2 million in Resource, primarily to replant harvested timberlands. These amounts were partially offset by Deltic’s cash balance of $3.4 million at the merger date.

•	In 2017, we used $28.1 million for capital expenditures and $22.0 million for the acquisition of timber and timberlands.
•	In 2016, the net proceeds from the sale of central Idaho timber and timberlands were $111.5 million, partially offset by $19.3 million used for capital expenditures.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $172.0 million in 2018, $74.8 million in 2017 and $120.8 million in 2016.

•	During 2018, we repaid $20.3 million of net debt and $2.4 million in loan fees.
•

Cash distributions to stockholders were $146.8 million in 2018. This included $44.4 million of cash paid as part of the Deltic earnings and profits special distribution. Our quarterly dividend increased approximately $10.0 million due to the issuance of 22.0 million additional shares to complete the Deltic merger in February 2018, and 4.8 million additional shares related to the earnings and profit distribution in November 2018.

•	Net cash used in financing activities in 2017 was primarily attributable to $11.0 million in long-term debt repayments and $61.9 million of dividends to stockholders.
•

Net cash used in financing activities in 2016 was primarily attributable to the $42.6 million repayment of Minnesota revenue bonds, $60.8 million of dividends to stockholders and $6.0 million for the repurchase of common stock.

Sale of MDF Facility

On December 20, 2018 we entered into an Asset Purchase and Sale Agreement with Roseburg Forest Products Co. to sell our MDF facility for $92.0 million. The purchase price is subject to adjustment post-closing for any change in certain working capital amounts. The sale closed on February 12, 2019 and will result in approximately $43.0 million in net cash proceeds after income taxes and Roseburg’s assumption of $29.0 million of revenue bond obligations.

Future Cash Requirements

We expect to fund our 2019 dividends with cash generated by our operations. There are limits on our ability to utilize cash dividends from PotlatchDeltic TRS to our REIT to fund our dividend. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from PotlatchDeltic TRS and other non-qualifying types of income. This requirement may limit our ability to fund dividends to stockholders using cash flows from PotlatchDeltic TRS. On February 14, 2019 the board of directors approved a quarterly cash dividend of $0.40 per share payable on March 29, 2019 to stockholders of record as of March 8, 2019.

We invest cash in maintenance and discretionary capital expenditures for our facilities in our Wood Products operations. We evaluate discretionary capital improvements based on an expected level of return on investment. We also invest cash in the reforestation of timberlands and construction of roads in our Resource operations and to develop land in our Real Estate development operations. We expect we will spend approximately $65 to $70 million in Woods Products, Resource and Real Estate segments in 2019.

On August 30, 2018, the board of directors authorized the repurchase up to $100.0 million of common stock with no time limit set for the repurchase. No shares were repurchased in 2018. Stock repurchases in the future will depend on a variety of factors including our cash position, debt covenant restrictions and our stock price.

Capital Structure

	December 31,	December 31,
(Dollars in millions)	2018	2017
Long-term debt (including current portion)[1]	$755,364	$573,319
Cash and cash equivalents	(76,639)	(120,457)
Net debt	678,725	452,862
Market capitalization[2]	2,137,915	2,026,539
Enterprise value	$2,816,640	$2,479,401

Net debt to enterprise value	24.1%	18.3%
Dividend yield[3]	5.1%	3.1%
Weighted-average cost of debt, after tax[4]	3.5%	4.3%

[1]	Long-term debt excludes $29.0 million of revenue bonds which have been classified as held for sale.
[2]	Market capitalization is based on outstanding shares of 67.6 million and 40.6 million times closing share prices of $31.64 and $49.90 as of December 31, 2018, and December 29, 2017, respectively.
[3]	Dividend yield is based on annualized dividends per share of $1.60 and $1.53 divided by share prices of $31.64 and $49.90 as of December 31, 2018, and December 29, 2017, respectively.
[4]

Weighted-average cost of debt is based on outstanding principal balances only. The weighted-average cost of debt for 2018 includes the impact of the Senior Note refinancing in January 2019 described below and in Note 12: Debt in the Notes to the Consolidated Financial Statements.

Liquidity and Performance Measures

The discussion below is presented to enhance the reader’s understanding of our operating performance, ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures: Adjusted EBITDDA and CAD. These measures are not defined by GAAP and the discussion of Adjusted EBITDDA and CAD is not intended to conflict with or change any of the GAAP disclosures described herein.

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

We reconcile Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measures. See Note 21: Segment Information to the Notes to the Consolidated Financial Statements included herein for the reconciliation required by GAAP for our segments.

The following table provides a reconciliation of net income to Adjusted EBITDDA for the respective periods:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net income	$122,880	$86,453	$10,938
Interest, net	35,227	27,049	28,941
Income tax provision (benefit)	19,199	32,021	(4,325)
Depreciation, depletion and amortization	70,848	28,432	32,211
Basis of real estate sold	16,698	6,827	8,011
Non-operating pension and other postretirement benefit costs	7,648	6,384	9,139
Inventory purchase price adjustment in cost of goods sold[1]	1,849	—	—
Environmental charges for Avery Landing	—	4,978	1,022
Deltic merger related costs[2]	22,119	3,409	—
Loss on the sale of central Idaho timber and timberlands[3]	—	—	48,522
Loss (gain) on fixed assets	725	204	(6)
Adjusted EBITDDA	$297,193	$195,757	$134,453

[1]	The effect on cost of goods sold of fair value adjustments to the carrying amount of inventory acquired in business combinations.
[2]	Integration and restructuring costs related to the merger with Deltic. See Note 18: Merger, Integration and Other Costs in the Notes to the Consolidated Financial Statements.
[3]	In 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $144 million at a loss of $48.5 million before tax.

We define CAD as cash provided by operating activities adjusted for capital spending for purchases of property, plant and equipment, timberlands reforestation and roads and acquisition of timber and timberlands. Management believes CAD is a useful indicator of the company’s overall liquidity, as it provides a measure of cash generated that is available for dividends to common stockholders (an important factor in maintaining our REIT status), repurchase of the company’s common shares, debt repayment, acquisitions and other discretionary and nondiscretionary activities. Our definition of CAD is limited in that it does not solely represent residual cash flows available for discretionary expenditures since the measure does not deduct the payments required for debt service and other contractual obligations. Therefore, we believe it is important to view CAD as a measure that provides supplemental information to our Consolidated Statements of Cash Flows. Our definition of CAD may be different from similarly titled measures reported by other companies, including those in our industry. CAD is not necessarily indicative of the CAD that may be generated in future periods.

The following table provides a reconciliation of Net Cash from Operating Activities to CAD:

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net cash provided by operating activities[1]	$178,894	$162,659	$102,117
Capital expenditures	(52,135)	(50,105)	(20,532)
CAD	$126,759	$112,554	$81,585
Net cash (used in) provided by investing activities[2]	$(47,909)	$(50,020)	$93,351
Net cash used in financing activities	$(172,001)	$(74,766)	$(120,809)

[1]

Cash from operating activities for the years ended 2018 and 2017 includes cash paid for Deltic merger-related costs of $19.7 million and $3.3 million, respectively, and cash paid for real estate development expenditures of $5.0 million and $0, respectively.

[2]	Net cash from investing activities includes payments for capital expenditures, which is also included in our reconciliation of CAD.

Sources of Financing

Credit Agreement

On February 14, 2018, we entered into a Second Amended and Restated Credit Agreement (Amended Credit Agreement) with an expiration date of April 13, 2023 which amended and restated our existing amended and restated credit agreement dated August 12, 2014. The Amended Credit Agreement increases our revolving line of credit to $380.0 million, which may be increased by up to an additional $420.0 million. It also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both sub facilities reduces availability under the revolving line of credit. Pricing is consistent with the 2014 amended and restated credit agreement. The limitation on timberland acre sales was eliminated. At December 31, 2018, there were no borrowings outstanding under the revolving line of credit and approximately $1.0 million of capacity under our credit agreement was utilized by outstanding letters of credit, resulting in $379.0 million available for additional borrowings.

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

Term Loans

On March 22, 2018, we entered into a Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement), which amended the existing amended and restated term loan agreement dated December 14, 2014. The Amended Term Loan Agreement includes an additional $100.0 million of new loans and a $100.0 million loan assumed in connection with the Deltic merger. The $100.0 million of new loans represent a refinancing of credit facility borrowings acquired from Deltic. The Amended Term Loan Agreement also allows for incremental future borrowings in an amount not to exceed $150.0 million. The limitation on timberland acre sales was eliminated. At December 31, 2018 the Amended Term Loan Agreement contains covenants similar to the Amended Credit Agreement.

In January 2019, we refinanced $150.0 million of 7.5% Senior Notes with a $150.0 million term loan under the Amended Term Loan Agreement that will mature in 2029. The new term loan carries a variable rate of one-month LIBOR plus 1.85%. Concurrent with the borrowing, we entered into an interest rate swap associated with the new term loan to fix the rate at 4.56%. Upon the refinancing, we redeemed and paid all outstanding Senior Notes, including a redemption premium of $4.9 million.

Financial Covenants

The table below sets forth the financial covenants in the Amended Credit Agreement and Amended Term Loan Agreement and our status with respect to these covenants as of December 31, 2018:

	Covenant Requirement		Actual December 31, 2018
Interest Coverage Ratio	≥	3.00 to 1.00	7.75
Leverage Ratio	≤	40%	20%

The Interest Coverage Ratio is EBITDDA, which is defined as net income adjusted for interest expense, income taxes, depreciation, depletion and amortization, the basis of real estate sold and non-cash equity compensation expense, divided by interest expense for the same period.

The Leverage Ratio is our Total Funded Indebtedness divided by our Total Asset Value. Our Total Funded Indebtedness consists of long-term debt, including any current portion of long-term debt, revolving line of credit borrowings and the amount outstanding under the letter of credit sub facility.

Total Asset Value (TAV) includes the estimated fair value of timberlands, the book basis of our Wood Products manufacturing facilities (limited to 10% of TAV), the book basis of Construction in Progress (limited to 10% of TAV), the book basis of the Pro Rata Share of Investment Affiliates (limited to 15% of TAV), cash and cash equivalents and company-owned life insurance (limited to 5% of TAV). Construction in Progress means, as of any date, (a) the construction of a new operating facility or (b) an expansion with greater than $10 million of capital expenditures to an existing facility. Investment Affiliate means any person in which any member of the Consolidated Parties (PotlatchDeltic and its wholly-owned subsidiaries), directly or indirectly, has an ownership interest, whose financial results are not consolidated into our financial statements.

Dividends and Distributions to Shareholders

The following table summarizes the historical tax characteristics of dividends and special distributions to shareholders for the years ended December 31:

(Amounts per share)	2018	2017	2016
Capital gain dividends	$1.60	$1.53	$1.50
Non-taxable return of capital	—	—	—
Total dividends	$1.60	$1.53	$1.50

Special distribution - qualified dividend	$3.54	$—	$—

Special Distribution

On August 30, 2018, the board of directors approved a special distribution of $222.0 million, or approximately $3.54 per share. The special distribution amount equaled the company’s determination of the accumulated earnings and profits of Deltic as of the merger date and was distributed in order to maintain the company’s qualification as a REIT for U.S. federal income tax purposes. The special distribution was paid on November 15, 2018, to stockholders of record on September 27, 2018. Common stockholders had the option to elect to receive the special distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than 20%, or $44.4 million (Cash Amount), of the total distribution. The number of shares distributed was determined based upon common stockholder elections and the volume weighted average price for the company’s common stock over the period from November 12 through November 14 of $36.88. As such, the company issued 4,814,673 shares of its common stock and distributed $44.4 million for the Cash Amount in connection with the special distribution.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. During 2018, both Moody’s and Standard and Poor upgraded our debt rating to investment-grade.

Off-Balance Sheet Arrangements

We had no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K as of December 31, 2018 and December 31, 2017 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments Due by Period
(Dollars in thousands)	Total	Within 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Long-term debt[1]	$762,235	$40,000	$86,000	$83,000	$553,235
Interest on long-term debt[2]	179,071	29,771	50,568	43,623	55,109
Operating leases[3]	15,149	5,130	7,277	2,167	575
Purchase obligations[4]	30,109	13,527	14,305	2,277	—
Other long-term liabilities[5]	12,512	7,007	2,016	2,016	1,473
Total	$999,076	$95,435	$160,166	$133,083	$610,392

[1]

Long-term debt excludes $29.0 million of revenue bonds maturing in 2027, which have been classified as held for sale at December 31, 2018.  Contractual obligations for our long-term debt also reflect the refinancing of $150.0 million Senior Notes in January 2019. See Note 3: Assets and Liabilities Held for Sale and Note 12: Debt in the Notes to Consolidated Financial Statements.

[2]

Amounts presented for interest payments assume that all long-term debt outstanding as of December 31, 2018 will remain outstanding until maturity and interest rates on variable rate debt in effect as of December 31, 2018 will remain in effect until maturity. Estimated cash flows related to interest rate swaps are also included in this category. Estimated cash flows also include the interest rate swap that was entered in conjunction with the refinancing of the Senior Notes in January 2019.

[3]	See Note 20: Commitments and Contingencies in the Notes to Consolidated Financial Statements.
[4]

Purchase obligations primarily include open purchase orders for goods or services that are legally binding on us and that specify fixed or minimum quantities to be purchased. Purchase obligations also include commitments for construction contracts and commitments to complete real estate development projects. Purchase obligations exclude arrangements that we can cancel without penalty.

[5]

Other long-term liabilities consist of certain employee-related obligations, Idaho cost share roads, deferred compensation and unrecognized tax benefits. We estimate that we will make qualified and non-qualified pension plan and other postretirement employee benefit plan payments of $6 million in 2019. Due to the uncertainty of payment timing and amounts, we have not included estimated payments for pension and postretirement funding beyond 2019.

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

Business combinations. We recognize identifiable assets acquired and liabilities assumed at their acquisition date estimated fair value. Goodwill, if any, as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date estimated fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions for the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed to the extent that we identify adjustments to the preliminary purchase price allocation. We recognize measurement period adjustments and any resulting effect on earnings during the period in which the adjustment is identified. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statement of operations. See Note 2: Deltic Merger in the Notes to Consolidated Financial Statements.

Pension benefits. The determination of net periodic pension expense, funded status and the requirements for funding our pension plans are based on a number of actuarial assumptions that require judgment. The most significant assumption is the discount rate used to value the current cost of future pension obligations as different assumptions would change the net periodic pension expense and the funded status of the benefit plans. At the end of every year, we review our estimates with external advisers and adjust these estimates as appropriate. We use these estimates to calculate plan asset and liability information as of year-end as well as pension expense for the following year. Actual experience that differs from our estimates or any changes in our estimates could have a significant effect on our financial position, results of operations and cash flows. See Note 15: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements for a discussion of our assumptions and sensitivity of such assumptions,

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

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

The interest rates applied to borrowings under our credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments. There were no borrowings under our credit facility at December 31, 2018.

We are exposed to interest rate risk through our variable rate debt instruments. At December 31, 2018, we had four interest rate swaps with notional amounts totaling $207.5 million. The swaps convert variable rates ranging from 1.90% to 2.15% plus 3-month and 1-month LIBOR to fixed rates ranging from 3.88% to 4.82%. See Note 13: Derivative Instruments in the Notes to Consolidated Financial Statements for additional information.

In January 2019, we entered into a $150.0 million interest rate swap associated with the refinance or our senior notes.  The swap converted a variable rate of 1.85% plus 1-month LIBOR to a fixed rate of 4.56%. See Note 12: Debt in the Notes to Consolidated Financial Statements.

Quantitative Information about Market Risks

The table below provides information about our long-term debt, weighted-average interest rates and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve.

	Expected Maturity Date
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Variable rate debt:
Principal due	$40,000	$40,000	$40,000	$—	$—	$277,500	$397,500	$397,500
Average interest rate	4.37%	4.56%	4.50%	—	—	4.52%	4.50%
Fixed rate debt:
Principal due	$—	$6,000	$—	$43,000	$40,000	$275,735	$364,735	$359,022
Average interest rate	—	3.70%	—	4.60%	4.49%	3.98%	4.10%
Interest rate swaps:
Variable to fixed	$—	$40,000	$40,000	$—	$—	$277,500	$357,500	$(3,786)
Average pay rate		2.84%	2.92%			2.66%	2.71%
Average receive rate		2.66%	2.60%			2.60%	2.61%

Debt maturities reflect the January 2019 refinancing of our $150.0 million Senior Notes which matures in 2029, and exclude $29.0 million of revenue bonds maturing 2027, which have been classified as held for sale. See Note 3: Assets and Liabilities Held for Sale in the Notes to Consolidated Financial Statements.

Interest rate swap notional amounts, average rates, and fair value include a $150.0 million variable-to-fixed swap related to the refinancing of our senior notes. The fair value of the swap was in a liability position of approximately $2.4 million as of January 31, 2019. See Note 12: Debt in the Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
PotlatchDeltic Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PotlatchDeltic Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenues for the year ended December 31, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1952.

Seattle, Washington

February 27, 2019

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Income

	For the Years Ended December 31,
(Dollars in thousands, except per share amount)	2018	2017	2016
Revenues	$974,579	$678,595	$599,099
Costs and expenses:
Cost of goods sold	707,645	469,393	460,600
Selling, general and administrative expenses	59,861	49,996	44,262
Deltic merger-related costs	22,119	3,409	—
Environmental charges for Avery Landing	—	4,978	1,022
Gain on lumber price swap	—	(1,088)	—
Loss on sale of central Idaho timber and timberlands	—	—	48,522
	789,625	526,688	554,406
Operating income	184,954	151,907	44,693
Interest expense, net	(35,227)	(27,049)	(28,941)
Non-operating pension and other postretirement employee benefit costs	(7,648)	(6,384)	(9,139)
Income before income taxes	142,079	118,474	6,613
Income tax (provision) benefit	(19,199)	(32,021)	4,325
Net income	$122,880	$86,453	$10,938

Net income per share:
Basic	$2.03	$2.12	$0.27
Diluted	$1.99	$2.10	$0.27
Dividends per share	$1.60	$1.525	$1.50
Special distribution per share	$3.54	$—	$—
Weighted-average shares outstanding (in thousands)
Basic	60,534	40,824	40,798
Diluted	61,814	41,227	41,033

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net income	$122,880	$86,453	$10,938
Other comprehensive (loss) income, net of tax:
Pension and other postretirement employee benefits:
Net (loss) gain arising during the period, net of tax (benefit) expense of $(5,521), $3,990 and $(1,826)	(15,714)	11,355	(2,857)
Amortization of actuarial loss included in net periodic cost, net of tax expense of $4,654, $6,248 and $7,042	13,246	9,773	11,014
Amortization of prior service credit included in net periodic cost, net of tax benefit of $(2,260), $(3,350) and $(3,260)	(6,432)	(5,239)	(5,099)
Cash flow hedges, net of tax (benefit) expense of $(119), $3, and $448	(2,415)	4	701
Other comprehensive (loss) income, net of tax	(11,315)	15,893	3,759
Comprehensive income	$111,565	$102,346	$14,697

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
(Dollars in thousands, except per share amounts)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$76,639	$120,457
Customer receivables, net of allowance for doubtful accounts of $368 and $260	21,405	11,240
Inventories, net	60,805	50,132
Other current assets	22,675	11,478
Assets held for sale	80,674	—
Total current assets	262,198	193,307
Property, plant and equipment, net	272,193	77,229
Investment in real estate held for development and sale	79,537	—
Timber and timberlands, net	1,672,815	654,476
Deferred tax assets, net	—	19,796
Intangible assets, net	17,828	—
Other long-term assets	21,281	8,271
Total assets	$2,325,852	$953,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$60,993	$55,201
Current portion of long-term debt	39,973	14,263
Current portion of pension and other postretirement employee benefits	5,997	5,334
Liabilities held for sale	29,321	—
Total current liabilities	136,284	74,798
Long-term debt	715,391	559,056
Pension and other postretirement employee benefits	110,659	103,524
Deferred tax liabilities, net	32,009	—
Other long-term obligations	16,730	15,159
Total liabilities	1,011,073	752,537
Commitments and contingencies
Stockholders’ equity:
Preferred stock, authorized 4,000,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000,000 shares, issued 67,569,799 and 40,611,991 shares	67,570	40,612
Additional paid-in capital	1,659,031	359,144
Accumulated deficit	(282,391)	(104,363)
Accumulated other comprehensive loss	(129,431)	(94,851)
Total stockholders’ equity	1,314,779	200,542
Total liabilities and stockholders' equity	$2,325,852	$953,079

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$122,880	$86,453	$10,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	73,161	29,912	34,190
Basis of real estate sold	16,698	6,827	8,011
Change in deferred taxes	12,161	15,364	1,853
Pension and other postretirement employee benefits	16,443	13,151	15,661
Equity-based compensation expense	8,206	4,722	4,390
Loss on sale of central Idaho timber and timberlands	—	—	48,522
Other, net	(1,221)	(1,872)	(1,198)
Change in working capital, net of business acquired:
Receivables, net	2,822	3,602	(3,712)
Inventories, net	273	2,490	(17,460)
Other assets	(3,996)	(15)	(473)
Accounts payable and accrued liabilities	(5,212)	11,591	7,232
Other liabilities	(6,173)	(4,291)	(4,537)
Real estate development expenditures	(5,049)	—	—
Funding of qualified pension plans	(52,099)	(5,275)	(1,300)
Net cash provided by operating activities	178,894	162,659	102,117

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(29,880)	(12,855)	(5,866)
Timberlands reforestation and roads	(17,378)	(15,207)	(13,422)
Acquisition of timber and timberlands	(4,877)	(22,043)	(1,244)
Net proceeds from sale of central Idaho timber and timberlands	—	—	111,460
Cash and cash equivalents acquired in merger	3,419	—	—
Transfer from company owned life insurance (COLI)	1,796	1,278	6,384
Transfer to COLI	(1,027)	(1,324)	(3,967)
Other, net	38	131	6
Net cash (used in) provided by investing activities	(47,909)	(50,020)	93,351

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(146,768)	(61,931)	(60,842)
Repurchase of common stock	—	—	(5,956)
Proceeds from Potlatch revolving line of credit	100,000	—	—
Repayment of Potlatch revolving line of credit	(100,000)	—	(30,000)
Repayment of Deltic revolving line of credit	(106,000)	—	—
Proceeds from issuance of long-term debt	100,000	—	93,235
Repayment of long-term debt	(14,250)	(11,000)	(113,335)
Other, net	(4,983)	(1,835)	(3,911)
Net cash used in financing activities	(172,001)	(74,766)	(120,809)
Change in cash, cash equivalents and restricted cash	(41,016)	37,873	74,659
Cash, cash equivalents and restricted cash at beginning of period	120,457	82,584	7,925
Cash, cash equivalents and restricted cash at end of period	$79,441	$120,457	$82,584

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$34,490	$26,125	$28,051
Income taxes, net	$10,800	$15,845	$(8,081)

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(Dollars in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2015	40,680,713	$40,681	$350,541	$(72,983)	$(114,503)	$203,736
Net income	—	—	—	10,938	—	10,938
Equity-based compensation expense	—	—	4,390	—	—	4,390
Shares issued for stock compensation	8,263	8	(8)	—	—	—
Pension plans and OPEB obligations	—	—	—	—	3,058	3,058
Repurchase of common stock	(169,625)	(170)	—	(5,786)	—	(5,956)
Cash flow hedges	—	—	—	—	701	701
Common dividends, $1.50 per share	—	—	—	(60,842)	—	(60,842)
Other transactions, net	—	—	351	(102)	—	249
Balance, December 31, 2016	40,519,351	$40,519	$355,274	$(128,775)	$(110,744)	$156,274
Net income	—	—	—	86,453	—	86,453
Equity-based compensation expense	—	—	4,722	—	—	4,722
Shares issued for stock compensation	92,640	93	(93)	—	—	—
Pension plans and OPEB obligations	—	—	—	—	15,889	15,889
Cash flow hedges	—	—	—	—	4	4
Common dividends, $1.525 per share	—	—	—	(61,931)	—	(61,931)
Other transactions, net	—	—	(759)	(110)	—	(869)
Balance, December 31, 2017	40,611,991	$40,612	$359,144	$(104,363)	$(94,851)	$200,542
Net income	—	—	—	122,880	—	122,880
Equity-based compensation expense	—	—	8,206	—	—	8,206
Shares issued for stock compensation	162,007	162	(162)	—	—	—
Pension plans and OPEB obligations	—	—	—	—	(8,900)	(8,900)
Cash flow hedges	—	—	—	—	(2,415)	(2,415)
Cumulative effects of adoption of accounting standards	—	—	—	24,564	(23,265)	1,299
Common dividends, $1.60 per share	—	—	—	(102,333)	—	(102,333)
Common stock issued for Deltic merger	21,981,128	21,981	1,120,794	—	—	1,142,775
Deltic earnings and profits special distribution, $3.54 per share	4,814,673	4,815	172,750	(222,000)	—	(44,435)
Other transactions, net	—	—	(1,701)	(1,139)	—	(2,840)
Balance, December 31, 2018	67,569,799	$67,570	$1,659,031	$(282,391)	$(129,431)	$1,314,779

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

We are primarily engaged in activities associated with timberland management, including the sale of timber, the management of approximately 1.9 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacture and sale of wood products and the development of real estate. Our timberlands, real estate development projects and all of our wood products facilities are located within the continental United States. The primary market for our products is the United States. We converted to a Real Estate Investment Trust (REIT) effective January 1, 2006.  As described in Note 2: Deltic Merger, on February 20, 2018 Deltic Timber Corporation (Deltic) merged into our wholly-owned subsidiary.

CONSOLIDATION

The Consolidated Financial Statements include the accounts of PotlatchDeltic Corporation and its subsidiaries after the elimination of intercompany transactions and accounts. There are no unconsolidated subsidiaries.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are investments that are highly liquid with original maturities of three months or less when purchased. At December 31, 2018 we had restricted cash of $2.8 million included in other long-term assets related to proceeds held by a qualified intermediary that are intended to be reinvested in timberlands. The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

(Dollars in thousands)	2018	2017	2016
Cash and cash equivalents	$76,639	$120,457	$82,584
Restricted cash included in other long-term assets	2,802	—	—
Total cash, cash equivalents, and restricted cash	$79,441	$120,457	$82,584

BUSINESS COMBINATIONS

We recognize identifiable assets acquired and liabilities assumed at their acquisition date estimated fair value. Goodwill, if any, as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date estimated fair value of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions for the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed to the extent that we identify adjustments to the preliminary purchase price allocation. We recognize measurement period adjustments and any resulting effect on earnings during the period in which the adjustment is identified. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statement of Income.

REVENUE RECOGNITION

For our Resource segment we generate revenue predominantly in the form of delivered logs, pay-as-cut stumpage contracts, lump sum stumpage contracts or timber deeds. On delivered log sales, revenue includes amounts billed for logging and hauling and is recognized at the point the logs are delivered and scaled. Revenue is recognized on timber deeds and lump sum stumpage contracts generally upon closing or when the contracts are effective, which is the point at which the buyer assumes risk of loss associated with the standing timber. We enter into pay-as-cut contracts with customers that provide the customer with the right of access to harvest timber on a specified area of our land. At the execution of the agreement, the customer typically does not take title, control or risk of ownership to the timber. Revenue for pay-as-cut contracts is recognized once scaling occurs as that is the point when control of the harvested trees has transferred to the customer and we have a right to payment.

For our Wood Products segment we generate revenue from the sale of manufactured wood products and residual by-products. We consider several factors in determining when control transfers to the customer including when legal title transfers to the customer, we have a present right to payment, and the customer has assumed the risks and rewards of ownership.  Shipping terms generally indicate when title and control have passed. For products shipped with terms FOB (free on board) shipping point we recognize revenue upon shipment to the customer. For products where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer.

For our Real Estate segment we recognize revenue on substantially all our real estate sales at closing as that is when the customer obtains control of the property. Sales of non-core timberland and real estate development activities are considered to be part of our normal operations. We therefore classify revenue and costs associated with real estate sold in revenues and cost of goods sold, respectively, in our Consolidated Statements of Income. Cash generated from real estate sales is included as an operating activity in our Consolidated Statements of Cash Flows.

While sales taxes are not typical, in the event sales taxes are collected, revenue is recognized net of any sales tax and sales taxes are recorded as a current liability and remitted to the appropriate governmental entities.

Costs for shipping and handling are included in cost of goods sold in our Consolidated Statements of Income.

See Note: 5 Revenue Recognition for additional information.

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

INVENTORIES

For most of our operations, the last-in, first-out (LIFO) method is used to determine the cost of logs, lumber and plywood. Inventories valued under LIFO are stated as the lower of cost or market.  Inventories not valued under LIFO are recorded at the lower of average cost or net realizable value. Expenses associated with idle capacity or other curtailments of production are reflected in cost of goods sold in the periods incurred.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are valued at cost less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method of depreciation.

Major improvements and replacements of property are capitalized. Maintenance, repairs and minor improvements and replacements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation are removed from the accounts. Any gains or losses are included in operating income.

RECOVERY OF LONG-LIVED ASSETS

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life. There were no events or changes in circumstances that indicated the carrying amounts of our long-lived held and used assets were not recoverable during the years ended December 31, 2018, 2017 or 2016.

We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group.  Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. We did not impair any of our long-lived assets during the years ended December 31, 2018, 2017 and 2016.

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

Subsequent expenditures to maintain the integrity or enhance the growth of an established plantation or stand are expensed. Post-establishment expenses include vegetation control, fertilization, thinning operations and the replanting of seedlings lost through mortality. Forest management costs are considered current operating expenses and include property taxes and insurance, silviculture costs incurred subsequent to stand establishment, cruising of timber volume, property maintenance, salaries, supplies, travel, record-keeping, fire protection and other normal recurring administrative personnel costs.

Timberland acquisitions, which are typically considered asset acquisitions, are capitalized based on the relative appraised values of timberland, merchantable timber, pre-production timber (young growth that is not yet merchantable timber), logging roads and other land improvements.

The estimated volume of current standing merchantable timber, which is a component of calculating our depletion rates, is updated at least annually to reflect increases due to the reclassification of pre-production timber to merchantable timber when it meets defined diameter specifications, the annual growth of merchantable timber and the acquisition of additional merchantable timber, decreases due to timber harvests and land sales and changes resulting from other factors, such as environmental or casualty losses. Timber volumes are estimated from cruises of the timber tracts, which are completed on our timberlands on approximately a five to ten year cycle.

Depletion represents the amount charged to expense as timber is harvested. Rates at which timber is depleted are calculated annually for each of our depletion pools by dividing the beginning of year balance of the merchantable timber accounts by the volume of standing merchantable timber, after estimated timber volume updates.

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

INTANGIBLE ASSETS

We recorded intangible assets in connection with the Deltic merger. We have both indefinite-lived and long-lived intangible assets. Long-lived intangible assets include customer relationships and certain trade names we estimate have a finite life and are being amortized over 10 and 20 years, respectively, and are evaluated for impairment under our Recovery of Long-Lived Assets policy described above. Indefinite-lived intangible assets are not amortized and are tested for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any intangible assets during the year ended December 31, 2018.

DERIVATIVE INSTRUMENTS

We record all derivatives in the Consolidated Balance Sheet as either assets or liabilities measured at fair value. Dependent on the designation of the derivative instrument, changes in fair value are recorded to earnings or stockholders’ equity through other comprehensive income (loss). We use interest rate swap agreements to hedge against changing interest rates. For interest rate swap agreements designated as cash flow hedges, the net gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The interest rate swap agreements effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense.

If a hedge ceases to qualify for hedge accounting, the contract would continue to be carried on the balance sheet at fair value until settled and have the adjustments to the contract’s fair value recognized in earnings. If a forecasted transaction were no longer probable to occur, amounts previously deferred in accumulated other comprehensive income (loss) would be recognized immediately in earnings.

We have International Swap Dealers Association ("ISDA") Master Agreements with each counterparty that permits the net settlement of amounts owed under their respective contracts. The ISDA Master Agreement is an industry standardized contract that governs all derivative contracts entered into between the company and the respective counterparty. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date for similar types of derivative transactions. We have not elected to offset the fair value positions of the derivative contracts recorded in the Consolidated Balance Sheets. See Note: 13 Derivative Instruments for additional details.

COMPANY OWNED LIFE INSURANCE

We are the beneficiary of insurance policies on the lives of certain past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our Consolidated Balance Sheets. COLI expense and interest income are included in selling, general and administrative expenses and interest expense, net, respectively, in the Consolidated Statements of Income. The net effect of these amounts on income was not significant for the years ended December 31, 2018, 2017 and 2016. Cash receipts and disbursements are recorded as investing activities in the Consolidated Statements of Cash Flows.

PENSION AND OTHER POSTRETIREMENT BENEFITS

We recognize any overfunded or underfunded status of our defined benefit pension and other postretirement plans on our Consolidated Balance Sheets and recognize changes in the funded status through comprehensive income (loss) in the year in which the changes occur. The funded status and the requirements for funding our pension plans are based on a number of actuarial assumptions that require judgment. The determination of net periodic pension and postretirement benefit expense includes:

•	costs of benefits provided in exchange for employees’ services rendered;
•	interest cost of the obligation;
•	expected long-term return on plan assets for funded plans;
•	amortization of prior service costs and plan amendments over the average remaining service period of the active employee group covered by the plan; and

•

amortization of cumulative unrecognized net actuarial gains and losses – generally in excess of 10 percent of the greater of the benefit obligation or market-related value of plan assets at the beginning of the year – over the average remaining service period of the active employee group covered by the plan.

Different assumptions would change the net periodic pension and postretirement benefit expense and the funded status of the benefit plans. See Note 15: Savings Plans, Pension Plans and Other Postretirement Employee Benefits for additional details.

EQUITY-BASED COMPENSATION

Equity-based awards are measured at fair value on the dates they are granted or modified. Equity-based compensation expense is recognized based upon the portion of the award that vests over the applicable vesting period of the awards using the straight-line method. These measurements establish the cost of the equity-based awards for accounting purposes. The cost of the equity-based award is then recognized in the Consolidated Statements of Income over each employee’s requisite service period. See Note 17: Equity-Based Compensation Plans for more information about our equity-based compensation.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. For further information, see Note 19: Income Taxes.

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Recently Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014‑09, Revenue from Contracts with Customers: Topic 606, which requires an entity to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU No. 2014-09 also included other guidance, including the presentation of a gain or loss recognized on the sale of a long-lived asset or a nonfinancial asset. We adopted ASU No. 2014-09 on January 1, 2018 using the cumulative effect method. There was no adjustment to accumulated deficit upon adoption. Adoption of this ASU resulted in expanded disclosures but did not otherwise have a material impact on our consolidated financial statements, processes or internal controls. See Note 5: Revenue Recognition for our expanded disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms restricted cash and restricted cash equivalents. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The company adopted ASU 2016-

18 during the first quarter of 2018, applying the standard retrospectively to all periods presented. The adoption of this standard did not have an impact on our historical consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an entity to present service cost within compensation expense and the other components of net benefit cost outside of income from operations. We adopted this ASU retrospectively on January 1, 2018 and have reclassified non-service costs from operating income to non-operating costs. There was no change to income before income taxes. The adjustments made to the Consolidated Statements of Income for the years ended December 31, 2017 and 2016 are as follows:

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
(Dollars in thousands)	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted
Operating income	$145,523	6,384	$151,907	$35,554	9,139	$44,693

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 requires that when a hedge is deemed effective, hedge accounting must be applied to the entire change in fair value of the hedging instrument eliminating the notion of ineffective portions of the hedge relationship. The entire change in the fair value of the hedging instrument will be recorded in the same income statement line item as the hedged item and the ineffective portion will no longer be separately recognized in earnings. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted in any interim period. ASU 2017-12 is required to be adopted using a modified retrospective approach with the presentation and disclosure requirements only required on a prospective basis. We adopted ASU 2017-12 effective April 1, 2018, which resulted in no material impact to our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-2, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017, H.R. 1, Tax Cuts and Jobs Act (the Act). This ASU is effective for us on January 1, 2019, with early adoption permitted. We adopted this ASU on January 1, 2018 and reclassified the income tax effects of the Act on pension and other postretirement employee benefits and a cash flow hedge within accumulated other comprehensive loss to accumulated deficit. Upon adoption, accumulated other comprehensive loss was increased by $23.3 million, with a corresponding decrease to accumulated deficit. See Note 16: Components of Accumulated Other Comprehensive Loss.

New Accounting Standards Being Evaluated

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

We adopted ASU 2016-02, along with subsequent amendments, on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides several optional practical expedients in transition and for an entity’s ongoing accounting.  We elected the following practical expedients as part of our adoption and implementation of the standard:

•	to not reassess whether any expired or existing contracts are or contain leases;
•	to not reassess the lease classification for any expired or existing leases;
•	to not reassess initial direct costs for any existing leases;
•	to apply the short-term lease recognition exemption for all leases that qualify;
•	to not separate non-lease components from lease components; and
•	to apply the land easement practical expedient for transition of all existing land easements.

Upon adoption of this ASU we recorded approximately $14.0 million for right of use assets and lease liabilities for our operating leases. There was no impact to accumulated deficit upon adoption of the standard.

The adoption of this ASU will expand financial statement disclosures beginning March 31, 2019.

In August 2018, the FASB issued ASU No. 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years after December 15, 2019, including interim periods within those years; early application is permitted. We expect to adopt the standard on January 1, 2020 and are currently evaluating the impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years after December 15, 2020, including interim periods within those years; early application is permitted. We expect to adopt the standard on January 1, 2021 and are currently evaluating the impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years after December 15, 2019, including interim periods within those years; early application is permitted. We expect to adopt the standard on January 1, 2020 and are currently evaluating the impact on our consolidated financial statements.

NOTE 2. Merger with Deltic

On February 20, 2018 (merger date), Deltic merged into Portland Merger, LLC, a wholly-owned subsidiary of Potlatch Corporation. Deltic owned approximately 530,000 acres of timberland, operated two sawmills, a medium density fiberboard facility (MDF) and was engaged in real estate development primarily in Arkansas. The merger creates a combined company with a diversified timberland base of approximately 1.9 million acres, including approximately 930,000 acres in Arkansas. It uniquely positions us to expand our integrated model of timberland ownership and lumber manufacturing, provide tax savings on Deltic’s timber harvest earnings and increase our exposure to the Texas housing market.

Under the merger agreement, each issued and outstanding share of Deltic common stock was exchanged for 1.80 shares of Potlatch common stock, with cash paid in lieu of any fractional shares. Upon consummation of the merger, all outstanding Deltic stock options (which fully vested as of the merger date) and restricted stock units (RSUs) were converted into Potlatch RSUs, after giving effect to the 1.80 exchange ratio. Because the Deltic stock options were fully vested and relate to services rendered to Deltic prior to the merger, the replacement stock options were also fully vested, and their fair value is included in the consideration transferred. A portion of the replacement RSUs relate to services to be performed post-merger and therefore are not included in consideration transferred. See additional details about replacement share-based payment awards in Note 17: Equity-Based Compensation Plans.

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

We expensed approximately $22.1 million and $3.4 million of merger-related costs during the year-ended December 31, 2018 and 2017, respectively. See Note 18: Merger, Integration and Other Costs for the components of merger-related costs. These costs are included in Deltic merger-related costs in our Consolidated Statements of Income.

The amount of revenue and income before income taxes from acquired Deltic operations included in our Consolidated Statement of Income for February 21, 2018 through December 31, 2018 are as follows:

(Dollars in thousands)	Year Ended December 31, 2018
Net sales	$265,252
Income before income taxes	$21,638

The following summarizes unaudited pro forma information that presents combined amounts as if this merger occurred at the beginning of 2017:

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017
Net sales	$1,013,242	$920,860
Net earnings attributable to PotlatchDeltic common shareholders	$145,685	$77,732
Basic earnings per share attributable to PotlatchDeltic common Shareholders	$2.16	$1.15
Diluted earnings per share attributable to PotlatchDeltic common shareholders	$2.15	$1.15

Pro forma net earnings attributable to PotlatchDeltic common shareholders excludes $27.6 million and $16.8 million of non-recurring merger-related costs incurred by both companies during the year-ended December 31, 2018 and 2017, respectively, of which $18.9 million were incurred by Deltic prior to the merger.

Pro forma basic and diluted earnings per share assumes issuance of 22.0 million shares that were issued at the merger date and the issuance of 4.8 million shares for the Deltic earnings and profits special distribution as of the beginning of 2017. Refer to Note 4: Earnings Per Share. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

Potlatch Corporation accounted for the merger transaction as the acquirer and has applied the acquisition method of accounting. Our December 31, 2018 Consolidated Balance Sheet includes the assets and liabilities of Deltic assumed by us and have been measured at estimated fair value as of the merger date. The estimated fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches, as applicable. The estimated fair value measurements were generally based on significant estimates and assumptions that are not observable in the market and thus represent Level 3 measurements as defined in ASC 820, Fair Value Measurements and Disclosures, except for certain long-term debt instruments assumed in the merger that were valued using observable market inputs and determined to be Level 2 measurements. The income approach and cost approach were primarily used to value acquired timber and timberlands. The income approach was primarily used to value the intangible assets and the acquired real estate held for development and sale. The income approach estimates fair value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flows are discounted at estimated rates of return that reflect the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was also used, as appropriate, for property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. The market approach estimates fair value for an asset based on values of recent comparable transactions to provide further support for the values determined in the income and cost approaches.

The following table summarizes the estimated fair value measurements of assets acquired and liabilities assumed as of the merger date including measurement period adjustments identified:

(Dollars in thousands)	February 20, 2018	Measurement Period Adjustments	As Adjusted February 20, 2018
ASSETS
Cash and cash equivalents	$3,419	$—	$3,419
Customer receivables	12,709	—	12,709
Inventories	17,316	—	17,316
Other current assets	8,276	(2,991)	5,285
Real estate held for development and sale	79,000	4,000	83,000
Property, plant and equipment	265,901	(5,132)	260,769
Timber and timberlands	1,060,000	(4,255)	1,055,745
Mineral rights	—	6,236	6,236
Trade name and customer relationships intangibles	19,000	500	19,500
Other long-term assets	2,010	1,546	3,556
Total assets acquired	1,467,631	(96)	1,467,535
LIABILITIES
Accounts payable and accrued liabilities	12,604	11	12,615
Long-term debt	229,968	144	230,112
Pension and other postretirement employee benefits	36,909	—	36,909
Deferred tax liabilities, net	44,439	(251)	44,188
Other long-term liabilities	936	—	936
Total liabilities assumed	324,856	(96)	324,760
Net assets acquired	$1,142,775	$—	$1,142,775

Measurement period adjustments include:

•

Other current assets adjustment is primarily related to 2017 and 2018 pre-merger Deltic taxes payable estimated at the merger date and adjusted for actual amounts post-merger when the Deltic’s tax returns were filed.

•	Real estate held for development and sale adjustment is based on continued refinement of information relative to the acreage held for development at the merger date.
•

Property, plant and equipment adjustment is related to further refinement and review of the assumptions associated with valuation of the acquired buildings and equipment including items such as estimated useful lives and historical maintenance expenditures.

•

Timber and timberlands adjustment is related to the identification and valuation of mineral rights previously included in the timber and timberlands, net of further revisions to the underlying valuation assumptions.

•

Mineral rights adjustment is related to certain oil and gas royalty payments from third party extractive activities on the acquired timberland. This amount is included in other long-term assets in the Consolidated Balance Sheets.

As a result of these adjustments, during the year-ended ended December 31, 2018 we recorded approximately $0.1 million of additional depreciation, depletion and amortization expense as measurement period adjustments.

NOTE 3.  ASSETS AND LIABILITIES HELD FOR SALE

On December 20, 2018, we entered into an Asset Purchase and Sale Agreement with Roseburg Forest Products Co. to sell the Deltic MDF facility for a purchase price of approximately $92.0 million, consisting of $63.0 million in cash and assumption of $29.0 million of revenue bonds. The purchase price is subject to post-closing adjustments for certain changes in working capital as defined in the purchase and sale agreement. The transaction closed on February 12, 2019. The assets and liabilities disposed meet the criteria to be classified as held for sale and are reflected as such at their carrying value on the December 31, 2018 Consolidated Balance Sheets.

At December 31, 2018, assets held for sale on the Consolidated Balance Sheets of $80.7 million consists of $72.1 million property, plant & equipment, $7.7 million related to inventories and $0.9 million of customer list intangibles. The related liabilities held for sale of $29.3 million on the December 31, 2018 Consolidated Balance Sheets include $29.0 million of revenue bonds. The sale of the MDF facility is not considered a strategic shift that has or will have a major effect on our operations or financial results and therefore does not meet the requirements for presentation as discontinued operations.

NOTE 4.  EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating the basic and diluted earnings per share for the years ended December 31:

(Dollars in thousands, except per share amounts)	2018	2017	2016
Net income	$122,880	$86,453	$10,938

Basic weighted-average shares outstanding	60,533,615	40,824,420	40,797,806
Incremental shares due to:
Performance shares	230,437	362,509	200,164
Restricted stock units	33,969	40,459	35,470
Stock portion of earnings and profits distribution	1,015,698	—	—
Diluted weighted-average shares outstanding	61,813,719	41,227,388	41,033,440

Basic net income per share	$2.03	$2.12	$0.27
Diluted net income per share	$1.99	$2.10	$0.27

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

At December 31, 2018, 2017 and 2016, there were 41,980, 250 and 503 stock-based awards, respectively, which were excluded from the calculation of earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

In February 2018, we issued 22.0 million shares in connection with the Deltic merger. On August 30, 2018, the board of directors approved a special distribution of $222.0 million, or approximately $3.54 per share. The special distribution amount equaled the company’s determination of the accumulated earnings and profits of Deltic as of the merger date and was distributed in order to maintain the company’s qualification as a REIT for U.S. federal income tax purposes. The special distribution was paid on November 15, 2018, to stockholders of record on September 27, 2018. Common stockholders had the option to elect to receive payment of the special distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than 20%, or $44.4 million (Cash Amount), of the total distribution. The number of shares distributed was determined based upon common stockholder elections and the volume weighted average price for the company’s common stock over the period from November 12 through November 14 of $36.88. As such, the company issued 4,814,673 shares of its common stock and distributed $44.4 million for the Cash Amount.  The special distribution shares are included in basic weighted-average shares outstanding from November 15, 2018, through December 31, 2018, and diluted weighted-average shares outstanding from August 30, 2018, to November 14, 2018. See Note 2: Merger with Deltic for further discussion on the merger. Additionally, on February 14, 2019 the board of directors approved a quarterly cash dividend of $0.40 per share payable on March 29, 2019 to stockholders of record as of March 8, 2019.

On April 26, 2016 the Company announced that our Board of Directors authorized management to repurchase up to $60.0 million of common stock over a 24-month period. During 2016 we repurchased 169,625 shares at a cost of $6.0 million. No shares were repurchased in 2018 or 2017 under this repurchase plan.

On August 30, 2018, our board of directors authorized management to repurchase up to $100 million of common stock with no time limit set for the repurchase. No shares were repurchased in 2018. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 5.  REVENUE RECOGNITION

The majority of our revenues are derived from the sale of delivered logs, manufactured wood products, residual wood product by-products and real estate. We recognize revenue in accordance with FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606).

Performance Obligations

A performance obligation, as defined in ASC 606, is a promise in a contract to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue at the point in time, or over the period in which the performance obligation is satisfied.

Performance obligations associated with delivered log and residual sales are typically satisfied when the logs and residuals are delivered to our customers’ facilities. Performance obligations associated with the sale of wood products are typically satisfied when the products are shipped (FOB shipping point) or upon delivery to our customer (FOB destination) depending on the terms of the customer contract. Shipping and handling costs for all wood product, log hauling costs and residual sales are accounted for as cost of goods sold.

ASC 606 requires entities to consider significant financing components of contracts with customers but allows for the use of a practical expedient when the period between satisfaction of a performance obligation and payment receipt is one year or less. Given the nature of our revenue transactions, we have elected to utilize this practical expedient. Substantially all of our performance obligations are satisfied as of a point in time. We have also elected to use the practical expedient to not disclose unsatisfied or partially satisfied performance obligations as all unsatisfied contracts are expected to be satisfied in less than one year.

Performance obligations associated with real estate sales are generally satisfied at a point in time when all conditions of closing have been met and title transfers to the buyer.  Real estate closings are generally facilitated through an escrow process.

Contract Estimates

The transaction price for log and residual sales is determined using contractual rates applied to delivered volumes. The contractual rates are generally based on prevailing market prices and payment is generally due from customers within one month or less of delivery. For log and residual sales subject to long-term supply agreements, the transaction price is variable but is known at the time of delivery. For wood products sales, the transaction price is generally the amount billed to the customer based on the prevailing market price for the products shipped with consideration for estimated cash discounts.

There are no significant contract estimates related to real estate sales.

Contract Balances

In general, a customer receivable is recorded as we ship and/or deliver wood products, logs and residuals. We generally receive payment shortly after products have been received by our customers. At December 31, 2018 and December 31, 2017, we recorded $2.9 million and $1.7 million, respectively, for contract liabilities recorded as deferred revenue related to hunting lease rights. These contract liabilities are being amortized over the term of the contracts, which is typically twelve months or less. Other contract asset and liability balances, such as prepayments, are immaterial. For real estate sales, we typically receive the entire consideration in cash at closing.

Major Products

The following table represents our revenues by major product. December 31, 2017 and 2016 are provided for comparison purposes and were accounted for in accordance with ASC 605, Revenue Recognition. For additional information regarding our segments, see Note 21: Segment Information.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Resource
Northern region
Sawlogs	$205,977	$190,693	$163,373
Pulpwood	5,996	5,634	8,106
Stumpage	176	153	236
Other	1,801	1,387	1,487
Total Northern revenues	213,950	197,867	173,202

Southern region
Sawlogs	81,460	40,993	37,278
Pulpwood	48,585	34,907	35,250
Stumpage	2,434	557	6,245
Other	8,521	3,875	4,188
Total Southern revenues	141,000	80,332	82,961

Total Resource revenues	354,950	278,199	256,163

Wood Products
Lumber	464,180	313,083	242,524
Panels	139,754	73,265	68,440
Residuals	76,997	54,809	56,462
Total Wood Products revenues	680,931	441,157	367,426

Real Estate
Rural real estate	36,024	30,655	32,491
Development real estate	12,852	—	—
Other	5,690	—	113
Total Real Estate revenues	54,566	30,655	32,604

Total segment revenues	1,090,447	750,011	656,193

Intersegment Resource revenues[1]	(115,868)	(71,416)	(57,094)
Total consolidated revenues	$974,579	$678,595	$599,099

[1]	Intersegment revenues represent logs sold by our Resource segment to the Wood Products segment.

NOTE 6.  INVENTORIES

Inventories consist of the following at December 31:

(Dollars in thousands)	2018	2017
Logs	$37,303	$29,189
Lumber, plywood and veneer	27,420	22,741
Materials and supplies	11,310	9,110
	76,033	61,040
Less: LIFO reserve	(15,228)	(10,908)
Total inventories	$60,805	$50,132

If the last-in, first-out inventory had been carried at average cost, the values would have been higher by approximately $15.2 million, $10.9 million and $11.1 million at December 31, 2018, 2017 and 2016, respectively.

NOTE 7.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at December 31:

(Dollars in thousands)	Range of useful lives	2018	2017
Land		$6,078	$4,707
Buildings and improvements	10-40 years	92,326	55,734
Machinery and equipment	2-25 years	364,101	197,648
Construction in progress		10,190	1,348
		472,695	259,437
Less: accumulated depreciation		(200,502)	(182,208)
Total property, plant and equipment, net		$272,193	$77,229

Depreciation charged against operating income totaled $22.8 million, $8.1 million and $8.3 million in 2018, 2017 and 2016, respectively. Capitalized interest was inconsequential in 2018, 2017 and 2016.

NOTE 8.  TIMBER AND TIMBERLANDS

Timber and Timberlands consist of the following at December 31:

(Dollars in thousands)	2018	2017
Timber and timberlands	$1,590,997	$581,648
Logging roads	81,818	72,828
Total timber and timberlands, net	$1,672,815	$654,476

Depletion from company-owned lands totaled $43.9 million, $17.0 million and $20.8 million in 2018, 2017 and 2016, respectively. Amortization of road costs, such as bridges, culverts and gravel surfacing, totaled $3.4 million, $3.2 million and $3.1 million in 2018, 2017 and 2016, respectively.

Future payments due under timber cutting contracts as of December 31, 2018 are as follows:

(Dollars in thousands)
2019	$8,058
2020	4,304
2021	7,001
2022	377
Total	$19,740

NOTE 9.  INTANGIBLE ASSETS

Indefinite-lived and long-lived intangible assets consist of the following at December 31:

(Dollars in thousands)	2018	2017
Indefinite-lived intangible assets	$10,200	$—

Long-lived intangible assets	9,300	—
Assets held for sale	(902)	—
Accumulated amortization	(770)	—
Long-lived intangible assets, net	7,628	—

Total intangible assets, net	$17,828	$—

Amortization expense for intangibles subject to amortization totaled $0.8 million in 2018 and zero in 2017 and 2016, respectively, and is estimated to be $0.8 million annually for the next five years.

NOTE 10. OTHER ASSETS

Other Assets consist of the following at December 31:

Other Current Assets
(Dollars in thousands)	2018	2017
Real estate held for sale	$10,322	$7,721
Prepaid expenses	3,194	2,862
Tax receivables	6,659	—
Other receivables	2,500	882
Interest rate swaps	—	13
Total other current assets	$22,675	$11,478

Other Long-term Assets
(Dollars in thousands)	2018	2017
Mineral rights	$5,735	$—
Credit facility issuance costs	2,405	1,097
Interest rate swaps	1,510	1,156
Restricted cash	2,802	—
Investment in company owned life insurance (COLI)	3,104	1,996
Deferred real estate development costs	2,649	2,565
Other	3,076	1,457
Total other long-term assets	$21,281	$8,271

NOTE 11.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities consist of the following at December 31:

(Dollars in thousands)	2018	2017
Accrued payroll and benefits	$20,130	$18,110
Accounts payable	12,073	9,361
Accrued interest	8,642	6,385
Avery Landing accrual	—	6,000
Accrued taxes	7,389	5,103
Other current liabilities	12,759	10,242
Total accounts payable and accrued liabilities	$60,993	$55,201

NOTE 12.  DEBT

Long-term debt consist of the following at December 31:

(Dollars in thousands)	2018	2017
Term loans	$543,500	$343,500
Senior notes	150,000	150,000
Revenue bonds	65,735	65,735
Medium-term notes	3,000	17,250
Long-term principal	762,235	576,485
Interest rate swaps	(183)	(373)
Debt issuance costs	(2,143)	(2,321)
Unamortized discounts	(4,545)	(472)
Total long-term debt (includes current portion)	755,364	573,319
Less current portion of long-term debt	(39,973)	(14,263)
Long-term debt	$715,391	$559,056

Long-term debt excludes $29.0 million of revenue bonds maturing 2027, which have been classified as held for sale. See Note 3: Assets and Liabilities Held for Sale.

TERM LOANS

On March 22, 2018, we entered into a Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement), which amended the existing term loan agreement dated December 14, 2014. The agreement includes an additional $100.0 million of new loans used to refinance Deltic’s $106.0 million credit facility and a $100.0 million loan assumed in connection with the Deltic merger. The interest coverage ratio and leverage ratio financial covenants remained unchanged (at least 3.00 to 1.00 and no more than 40.0%, respectively). The limitation on timberland acre sales was eliminated. As of December 31, 2018, we were in compliance with all covenants under our debt agreements.

The $100.0 million repayment of Deltic’s credit facility was funded by a $100.0 million borrowing under our revolving credit facility and subsequently refinanced with two tranches of term loans aggregating $100.0 million under the Amended Term Loan Agreement.

Term loans include eleven tranches consisting of the following:

•	one $6.0 million tranche with a rate of 3.70% maturing in 2020;
•	three $40.0 million tranches maturing each year from 2019 through 2021 at variable rates based on three-month LIBOR plus a spread between 1.65% and 1.90%;
•	two $40.0 million tranches with rates of 4.29% maturing in 2022 and 4.49% maturing in 2023;
•	one tranche of $110.0 million with a rate of 4.64% maturing in 2024;
•	one tranche of $27.5 million at a variable rate based on three-month LIBOR plus 2.15% maturing in 2026;

•	one tranche of $100.0 million with a rate of 4.05% maturing 2025;
•	one tranche of $65.0 million at a variable rate based on one-month LIBOR plus 1.95% maturing in 2028; and
•	one tranche of $35.0 million at a variable rate based on one-month LIBOR plus 1.95% maturing in 2028.

Term loan variable rates were 2.40% and 2.30% for three-month and one-month LIBOR, respectively, during the fourth quarter of 2018.

SENIOR NOTES

In 2009, we sold $150.0 million aggregate principal of 7.50% senior notes (Senior Notes) due in 2019. The terms of these Senior Notes limited our ability and the ability of any subsidiary guarantors, to borrow money, pay dividends, redeem or repurchase capital stock, enter into sale and leaseback transactions and create liens.

In January 2019, we refinanced the Senior Notes with a $150.0 million term loan that will mature in 2029. The new term loan carries a variable interest rate of one-month LIBOR plus 1.85%. Concurrently, we entered into an interest rate swap to fix the rate at 4.56%. Upon the refinancing, we redeemed and paid all outstanding Senior Notes, including a redemption premium of $4.9 million, and paid $0.5 million of lender fees on the new term loan. Subsequent to the refinancing, $693.5 million was outstanding under the Amended Term Loan Agreement.

MEDIUM-TERM NOTES AND REVENUE BONDS

We repaid $14.3 million of our medium-term notes in the first quarter of 2018. The remaining $3.0 million of medium-term notes have a fixed rate of 8.75% and mature in 2022.

Revenue bonds of $65.7 million have a fixed rate of 2.75% and mature in 2024.

We assumed the obligations relating to the letter of credit supporting Deltic’s $29.0 million Union County, Arkansas Taxable Industrial Revenue Bonds 1998 Series due October 1, 2027 associated with the MDF facility. Neither the State of Arkansas nor Union County, Arkansas has any liability under the bonds. Contemporaneously with the issuance of the bonds, Deltic’s subsidiary (Del-Tin) and Union County entered into an agreement that obligated Del-Tin to make payments in an amount necessary to fund the debt service on the bonds. Under the terms of the agreement, a standby letter of credit to benefit the holders of the bonds is required. The irrevocable standby letter of credit was amended and re-issued on February 20, 2018, in the amount of $29.7 million, expiring April 13, 2023. These bonds bear interest at a variable rate determined weekly by the remarketing agent. Interest is payable monthly. The bonds have been classified as held for sale as part of the sale of the MDF facility and are excluded from long-term debt. Additionally, the letter of credit will be terminated in connection with the sale of the MDF facility. See Note 3: Assets and Liabilities Held for Sale.

DEBT ISSUANCE COSTS AND UNAMORTIZED DISCOUNTS

Debt issuance costs represent the capitalized direct costs incurred related to the issuance of debt. These costs are amortized to interest expense over the terms of the respective borrowings.

Unamortized discounts include a $4.9 million fair value adjustment to the $100.0 million term loan assumed in the Deltic merger. The unamortized balance at December 31, 2018, is $4.3 million and will be amortized through the term loan’s maturity in 2025.

DEBT MATURITIES

Scheduled principal payments due on long-term debt as of December 31, 2018 are as follows:

(Dollars in thousands)
2019	$40,000
2020	46,000
2021	40,000
2022	43,000
2023	40,000
Thereafter	553,235
Total	$762,235

Debt maturities reflect the January 2019 refinancing of our $150.0 million senior notes maturing 2029, and exclude $29.0 million of revenue bonds maturing 2027, which have been classified as held for sale. See Note 3: Assets and Liabilities Held for Sale.

CREDIT AGREEMENT

On February 14, 2018, we entered into a Second Amended and Restated Credit Agreement (Amended Credit Agreement) with an expiration date of April 13, 2023. The Amended Credit Agreement increased our revolving line of credit to $380.0 million, which may be increased by up to an additional $420.0 million. It also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit.

We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

Pricing is set according to the type of borrowing. LIBOR Loans are issued at a rate equal to the LIBOR Rate, while Base Rate Loans are issued at a rate equal to the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its prime rate and (c) the sum of the LIBOR that would apply to a one month Interest Period plus 1.00%. The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 0.875% to 1.70% for LIBOR loans and from 0% to 0.70% for Base Rate loans, depending on our current credit rating. As of December 31, 2018, we were able to borrow under the bank credit facility with an additional Applicable Rate of 1.30% for LIBOR Loans and 0.30% for Base Rate Loans, with facility fees of 0.20% on the $380.0 million of the bank credit facility.

The Amended Credit Agreement contains certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The Amended Credit Agreement also contains financial maintenance covenants including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio consistent with the Amended Term Loan Agreement. We will be permitted to pay dividends to our stockholders under the terms of the Amended Credit Agreement so long as we expect to remain in compliance with the financial maintenance covenants. At December 31, 2018, we were in compliance with all covenants under our credit agreements, there were no borrowings under the revolving line of credit and approximately $1.0 million of the $380 million credit facility was utilized by outstanding letters of credit.

NOTE 13.  DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks.

Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset or liability to a particular risk, such as interest rate risk, are considered fair value hedges. Our fair value interest rate swaps with notional amounts totaling $14.3 million matured during the first quarter of 2018. A $50.0 million notional fair value swap associated with our senior notes was terminated in December 2017 at a cost of $0.4 million. The termination cost has been recorded as a reduction to the carrying value of our long-term debt. The unamortized balance of approximately $0.2 million will be expensed in 2019.

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. As of December 31, 2018, we have four interest rate swaps associated with $207.5 million of term loan debt. The cash flow hedges convert variable rates ranging from three-month and one-month LIBOR plus 1.90% to 2.15%, to fixed rates ranging from 3.88% to 4.82%. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. As of December 31, 2018, the amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $0.2 million.

In January 2019, we entered into a $150.0 million interest rate swap associated with the refinance of our Senior Notes. This cash flow hedge converted a variable rate of one-month LIBOR plus 1.85% to a fixed rate of 4.56%.

Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, commodity price movements or other identified risks, but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into income. In April 2017, we entered into a lumber price swap to fix the price on a total of 36 million board feet (MMBF) of southern yellow pine. The lumber price swap expired on December 31, 2017, resulting in a realized gain of $1.1 million for the year then ended.

The fair values of our cash flow and fair value derivative instruments on our Consolidated Balance Sheets as of December 31 are as follows:

		Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Location	2018	2017	Location	2018	2017
Derivatives designated in fair value hedging relationships:
Interest rate contracts	Other assets, current	$—	$13		$—	$—
Interest rate contracts	Other assets, non-current	—	—	Other long-term obligations	—	—
		$—	$13		$—	$—

Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, non-current	$1,510	$1,156	Other long-term obligations	$2,888	$—

The following table details the effect of derivatives on our Consolidated Statements of Income:

(Dollars in thousands)	Location	2018	2017	2016
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain (loss) on interest rate contracts[1]	Interest expense	$(191)	$413	$805

Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Gain (loss) recognized in other comprehensive income, net of tax		$(3,062)	$(145)	$916
Loss reclassified from accumulated other comprehensive income[1]	Interest expense	$(647)	$(149)	$(215)

Derivatives not designated as hedging instruments:
Lumber price contracts
Realized gain on lumber price swap	Gain on lumber price swap	$—	$1,088	$—

Interest expense, net		$35,227	$27,049	$28,941

1

Realized gains and losses on interest rate contracts consist of net cash received or paid and interest accruals on the interest rate swaps during the periods. Net cash received or paid is included in the supplemental cash flow information within interest, net of amounts capitalized in the Consolidated Statements of Cash Flows.

NOTE 14.  FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

A framework has been established for measuring fair value, which provides a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include:
•	quoted prices for similar assets or liabilities in active markets;
•	quoted prices for identical or similar assets or liabilities in inactive markets;
•	inputs other than quoted prices that are observable for the asset or liability; and
•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

•	For cash, cash-equivalents and restricted cash, the carrying amount approximates fair value due to the short-term nature of these financial instruments.

•

The fair value of the interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate forward curves.

•

The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues or estimated based on average market prices for comparable debt when there is no quoted market price.

•	The cash surrender value of our company owned life insurance, the amount at which it could be redeemed, is used to estimate fair value because market prices are not readily available.

Estimated fair values of our financial instruments as of December 31 are as follows:

	2018		2017
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, cash equivalents and restricted cash (Level 1)	$79,441	$79,441	$120,457	$120,457

Derivative assets related to interest rate swaps (Level 2)	$1,510	$1,510	$1,169	$1,169
Derivative liabilities related to interest rate swaps (Level 2)	$(2,888)	$(2,888)	$—	$—

Long-term debt, including current portion (Level 2):
Term loans	$(539,169)	$(539,037)	$(343,500)	$(345,222)
Senior notes	(149,786)	(154,328)	(149,528)	(161,063)
Revenue bonds	(94,735)	(93,144)	(65,735)	(63,967)
Medium-term notes	(3,000)	(3,419)	(17,250)	(18,227)
Total long-term debt[1]	$(786,690)	$(789,928)	$(576,013)	$(588,479)

Company owned life insurance (COLI) (Level 3)	$3,104	$3,104	$1,996	$1,996

[1]

The carrying amount of long-term debt includes principal and unamortized discounts. Long-term debt also includes the $29.0 million of revenue bonds for the MDF facility which are classified as held for sale at December 31, 2018. See Note 3 Assets and Liabilities Held for Sale for further information.

NOTE 15.  SAVINGS PLANS, PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

SAVINGS PLANS

Substantially all of our employees are eligible to participate in 401(k) savings plans. In 2018, 2017 and 2016, we made matching 401(k) contributions on behalf of our employees of $3.7 million, $2.4 million and $2.1 million, respectively.

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

Upon our merger with Deltic, we assumed three defined 401(k) savings plans.

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

On January 1, 2011, we froze our pension plans to any new salaried and hourly non-represented employees hired after that date.

Effective January 1, 2010, we restructured our other postretirement benefit plans (OPEB). The level of health care subsidy was frozen for retirees so that all future increments in health care costs will be borne by the retirees. In addition, for retirees under age 65, a high deductible medical plan was created and all other existing health care plans were terminated. For retirees age 65 or over, the medical plan is divided into two components, with the company continuing to self-insure prescription drugs and providing a fully-insured medical supplemental plan through AARP/United Healthcare. Both health care plans require the retiree to contribute amounts in excess of the company subsidy in order to continue coverage. The Plan does not pay for vision, dental and life insurance for the retirees. The effect of these retiree plan changes was a reduction in the accumulated postretirement benefit obligation of $76.7 million, which was recognized in Accumulated Other Comprehensive Loss as of December 31, 2009 and will be amortized through 2019.

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

Upon merger with Deltic, we assumed one qualified pension plan, one nonqualified pension plans and a postretirement plan. The acquired plans have been frozen to new participants since 2014. Consistent with accounting for the merger as the acquirer in a business combination, pension assets acquired, and benefit obligations assumed were remeasured to reflect their funded status at the date of acquisition. This included updating asset values and discount rates to reflect market conditions at the merger date. The fair value of these items at the date of merger are listed in the table below as “plan acquisitions”.

The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans and obligations are as follows:

	Pension Plans		OPEB
(Dollars in thousands)	2018	2017	2018	2017
Benefit obligation at beginning of year	$(392,371)	$(385,461)	$(30,349)	$(33,337)
Service cost	(8,454)	(6,753)	(341)	(14)
Interest cost	(16,992)	(16,096)	(1,482)	(1,262)
Actuarial gain (loss)	20,445	(15,876)	2,100	471
Benefits paid	31,530	31,815	3,582	3,793
Plan acquisitions	(62,067)	—	(13,542)	—
Benefit obligation at end of year	$(427,909)	$(392,371)	$(40,032)	$(30,349)

Fair value of plan assets at beginning of year	$313,862	$289,675	$—	$—
Actual (loss) return on plan assets	(23,745)	49,158	—	—
Employer contributions and benefit payments	53,998	6,844	3,582	3,794
Benefits paid	(31,530)	(31,815)	(3,582)	(3,794)
Plan acquisitions	38,700	—	—	—
Fair value of plan assets at end of year	$351,285	$313,862	$—	$—

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2,121)	$(1,629)	$(3,876)	$(3,705)
Noncurrent liabilities	(74,503)	(76,880)	(36,156)	(26,644)
Funded status	$(76,624)	$(78,509)	$(40,032)	$(30,349)

The accumulated benefit obligation for all defined benefit pension plans is determined using the actuarial present value of the vested benefits to which the employee is currently entitled and the employee’s expected date of separation for retirement and was $417.4 million and $389.6 million at December 31, 2018 and 2017, respectively.

During 2018 we made qualified pension benefit contributions of $52.1 million, including a $44.0 million voluntary contribution allowing us to deduct the amount on our 2017 income tax return at higher tax rates. We made cash contributions of $5.3 million to our qualified pension benefit plans during 2017.

PENSION ASSETS

We utilize formal investment policy guidelines for our company-sponsored pension plan assets. Management is responsible for ensuring the investment policy and guidelines are adhered to and the investment objectives are met.

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

•	Assets are not invested in PotlatchDeltic stock.

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

The asset allocations of the pension benefit plans’ assets at December 31 by asset category are as follows:

	Pension Plans
Asset Category	2018	2017
Domestic and international equities	30%	37%
Fixed income securities	58	47
Other (includes cash and cash equivalents and alternatives)	12	16
Total	100%	100%

The pension assets are stated at fair value. Refer to Note 14: Financial Instruments for a discussion of the framework used to measure fair value.

Following is a description of the valuation methodologies used for pension assets measured at fair value:

•

Level 1 assets include cash and cash equivalents, corporate common and preferred stocks with quoted market prices on major securities markets, and investments in registered investment company funds for which market quotations are generally readily available on the primary market or exchange on which they are traded.

•

Level 2 assets consist primarily of collective investment trust funds, which are valued at their respective net asset value (NAV) and fully redeemable in the near-term. The NAV fair value practical expedient was not used as these investments have readily determinable fair value.

•	Investments in funds that may not be fully redeemed in the near-term are generally classified in Level 3. We had no Level 3 investments at December 31, 2018 or 2017.

Fair value measurements are as follows:

(Dollars in thousands)	December 31, 2018
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$4,120	$—	$4,120
Domestic equity securities[1]	31,315	23,384	54,699
International equity securities[2]	—	21,848	21,848
Emerging markets[3]	6,909	21,225	28,134
Fixed income securities[4]	204,072	—	204,072
Alternatives[5]	—	38,412	38,412
Total	$246,416	$104,869	$351,285

(Dollars in thousands)	December 31, 2017
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$3,004	$—	$3,004
Domestic equity securities[1]	29,178	28,382	57,560
International equity securities[2]	—	28,413	28,413
Emerging markets[3]	12	29,245	29,257
Fixed income securities[4]	148,833	—	148,833
Alternatives[5]	—	46,795	46,795
Total	$181,027	$132,835	$313,862

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

[4]

Level 1 assets are mutual funds and investments in a diversified portfolio of fixed income instruments of varying maturities representing corporates, sovereign debt, U.S. treasuries and municipals that track the Bloomberg Barclay's Long-term Credit index.

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

PLAN ACTIVITY

Pre-tax components of net periodic cost (benefit) recognized in our Consolidated Statements of Income were as follows:

	Pension Plans			OPEB
(Dollars in thousands)	2018	2017	2016	2018	2017	2016
Service cost	$8,454	$6,753	$6,508	$341	$14	$14
Interest cost	16,992	16,096	17,020	1,482	1,262	1,421
Expected return on plan assets	(20,035)	(18,406)	(18,999)	—	—	—
Amortization of prior service cost (credit)	186	288	518	(8,877)	(8,877)	(8,877)
Amortization of actuarial loss	16,589	14,484	16,339	1,311	1,537	1,717
Net periodic cost (benefit)	$22,186	$19,215	$21,386	$(5,743)	$(6,064)	$(5,725)

Other amounts recognized in our Consolidated Statements of Comprehensive Income were as follows:

	Pension Plans			OPEB
(Dollars in thousands)	2018	2017	2016	2018	2017	2016
Net amount at beginning of year	$100,611	$120,627	$128,244	$(5,055)	$(9,182)	$(13,741)
Amounts arising during the period:
Net loss (gain)	23,335	(14,874)	4,370	(2,100)	(471)	313
Taxes	(6,067)	3,869	(1,704)	546	121	(122)
Net amount arising during the period	17,268	(11,005)	2,666	(1,554)	(350)	191

Amounts reclassified during the period:
Amortization of prior service (cost) credit	(185)	(288)	(518)	8,877	8,877	8,877
Amortization of actuarial loss	(16,589)	(14,484)	(16,339)	(1,311)	(1,537)	(1,717)
Taxes	4,361	5,761	6,574	(1,967)	(2,863)	(2,792)
Reclassification of certain tax effects due to tax law changes[1]	23,787	—	—	(372)	—	—
Net reclassifications during the period	11,374	(9,011)	(10,283)	5,227	4,477	4,368
Net amount at end of year	$129,253	$100,611	$120,627	$(1,382)	$(5,055)	$(9,182)

[1]

During 2018 we reclassified certain tax effects of tax law changes from accumulated other comprehensive loss to accumulated deficit on our Consolidated Balance Sheets in accordance with ASU 2018-02. See Note 1: Summary of Significant Accounting Policies.

Amounts recognized in accumulated other comprehensive loss on our Consolidated Balance Sheets, net of tax, consist of:

	Pension Plans		OPEB
(Dollars in thousands)	2018	2017	2018	2017
Net loss	$128,849	$100,070	$7,269	$10,165
Prior service cost (credit)	404	541	(8,651)	(15,220)
Net amount recognized	$129,253	$100,611	$(1,382)	$(5,055)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $13.7 million and $0.2 million, respectively. The estimated net loss and prior service credit for OPEB obligations that will be amortized from accumulated other comprehensive loss into net periodic benefit over the next year are $1.2 million and $8.8 million, respectively.

EXPECTED FUNDING AND BENEFIT PAYMENTS

We are not required to contribute to our qualified pension plans in 2019. Our non-qualified pension plan and other postretirement employee benefit plans are unfunded and benefit payments are paid from our general assets. We estimate that we will make non-qualified pension plan payments of $2.1 million and other postretirement employee benefit payments of $3.9 million in 2019, which are included below.

Estimated future benefit payments, which reflect expected future service are as follows for the years indicated:

(Dollars in thousands)	Pension Plans	OPEB
2019	$30,496	$3,876
2020	$30,464	$3,727
2021	$30,548	$3,502
2022	$30,451	$3,349
2023	$30,346	$3,175
2024–2028	$144,685	$12,984

ACTUARIAL ASSUMPTIONS

The weighted average assumptions used to determine the benefit obligation for non-Deltic plans as of December 31 were:

	Pension Plans			OPEB
	2018	2017	2016	2018	2017	2016
Discount rate	4.40%	3.85%	4.40%	4.40%	3.65%	4.10%
Rate of salaried compensation increase	3.00%	3.00%	3.00%	—	—	—

The weighted average assumptions used for non-Deltic plans to determine the net periodic cost (benefit) for the years ended December 31 were:

	Pension Plans			OPEB
	2018	2017	2016	2018	2017	2016
Discount rate	3.85%	4.40%	4.65%	3.65%	4.10%	4.25%
Expected return on plan assets	6.25%	6.50%	6.50%	—	—	—
Rate of salaried compensation increase	3.00%	3.00%	3.00%	—	—	—

The weighted average assumptions used to determine the benefit obligation for Deltic plans as of December 31, 2018 were:

	Pension Plans	OPEB
	2018	2018
Discount rate	4.40%	4.40%
Rate of salaried compensation increase	4.00%	—

The weighted average assumptions used for Deltic plans to determine the net periodic cost (benefit) for the years ended December 31 were:

	Pension Plans	OPEB
	2018	2018
Discount rate	4.30%	4.30%
Expected return on plan assets	6.25%	—
Rate of salaried compensation increase	4.00%	—

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

The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The expected rate of return assumption on all plans that will be used to determine net periodic cost for 2019 is 6.25%.

A decrease in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would increase net periodic cost. A 25 basis point decrease in the pension discount rate would increase net periodic cost by approximately $0.7 million in 2018 and increase the projected benefit obligation by approximately $11.6 million as of December 31, 2018. A 25 basis point decrease in the assumption for the expected return on plan assets would increase net periodic cost by approximately $0.9 million in 2018. The actual rates of return on plan assets may, and do, vary significantly from the assumption used. A 25 basis point decrease in the OPEB discount rate would be de minimis to the annual net periodic cost.

The assumed health care cost trend rate used to calculate other postretirement employee benefit obligations for non-Deltic plans and Deltic plans as of December 31, 2018 was 7.95% and 7.56%, respectively, for a certain group of participants under age 65 in our hourly plan and our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 4.50% in 2038. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

A one percentage point change in the health care cost trend rates would have the following effects on our December 31, 2018 Consolidated Financial Statements:

(Dollars in thousands)	1% Increase	1% Decrease
Effect on total service cost plus interest cost	$118	$(119)
Effect on accumulated postretirement benefit obligation	$2,021	$(1,584)

NOTE 16. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables detail the changes in our accumulated other comprehensive loss (AOCL) on our Consolidated Balance Sheets for the years ended December 31, 2018 and 2017, net of tax.

(Dollars in thousands)	Gains and losses on cash flow hedging	Pension Plans	OPEB	Total
Balance at December 31, 2017	$(705)	$100,611	$(5,055)	$94,851
Amounts arising during the period	3,062	17,268	(1,554)	18,776
Amounts reclassified from AOCL to earnings	(647)	(12,413)	5,599	(7,461)
Amounts reclassified from AOCL to accumulated deficit	(150)	23,787	(372)	23,265
Net change	2,265	28,642	3,673	34,580
Balance at December 31, 2018	$1,560	$129,253	$(1,382)	$129,431

(Dollars in thousands)	Gains and losses on cash flow hedging	Pension Plans	OPEB	Total
Balance at December 31, 2016	$(701)	$120,627	$(9,182)	$110,744
Amounts arising during the period	145	(11,005)	(350)	(11,210)
Amounts reclassified from AOCL to earnings	(149)	(9,011)	4,477	(4,683)
Net change	(4)	(20,016)	4,127	(15,893)
Balance at December 31, 2017	$(705)	$100,611	$(5,055)	$94,851

Amounts in parenthesis indicate credits.

See Note 13: Derivative Instruments and Note 15: Savings Plans, Pension and Other Postretirement Employee Benefits for additional information.

NOTE 17.  EQUITY-BASED COMPENSATION PLANS

As of December 31, 2018, we had two stock incentive plans under which performance stock awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units were outstanding. All of these plans have received shareholder approval. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At December 31, 2018, approximately 0.3 million shares were authorized for future awards. We issue new shares of common stock to settle PSAs, RSUs and deferred compensation stock equivalent units. We estimate forfeitures each period.

The following table details our compensation expense and the related income tax benefit as of December 31:

(Dollars in thousands)	2018	2017	2016
Employee equity-based compensation expense:
Performance stock awards	$4,157	$3,582	$3,437
Restricted stock units	2,024	1,140	953
Accelerated share-based termination benefits in connection with the merger	1,812	—	—
Total employee equity-based compensation expense	$7,993	$4,722	$4,390

Deferred compensation stock equivalent units expense	$213	$657	$732

Total tax benefit recognized for shared-based payment awards	$332	$379	$317

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

A Monte Carlo simulation method is used to estimate the stock prices of PotlatchDeltic and the selected peer companies at the end of the three-year performance period. The expected volatility of each company’s stock price and covariance of returns among the peer companies are key assumptions within the Monte Carlo simulation. Historical volatility over a term similar to the performance period is considered a reasonable proxy for forecasted volatility. Likewise, because the returns of PotlatchDeltic and the peer group companies are correlated, the covariance, a measure of how two variables tend to move together, is calculated over a historical term similar to the performance period and applied in the simulations. The simulations use the stock prices of PotlatchDeltic and the peer group of companies as of the award date as a starting point. Multiple simulations are generated, resulting in share prices and total shareholder return values for PotlatchDeltic and the peer group of companies. For each simulation, the total shareholder return of PotlatchDeltic is ranked against that of the peer group of companies. The future value of the performance share unit is calculated based on a multiplier for the percentile ranking and then discounted to present value. The discount rate is the risk-free rate as of the award date for a term consistent with the performance period. Awards are also credited with dividend equivalents at the end of the performance period, and as a result, award values are not adjusted for dividends.

The following table presents the key inputs used in calculating the fair value of the PSAs in 2018, 2017 and 2016, and the resulting fair values:

	2018	2017	2016
Stock price as of valuation date	$54.00	$43.60	$25.92
Risk-free rate	2.46%	1.61%	0.88%
Expected volatility	23.74%	24.22%	23.82%
Expected dividends	2.96%	3.44%	5.79%
Expected term (years)	3.00	3.00	3.00
Fair value of a performance share	$75.37	$53.85	$30.02

The following table summarizes outstanding PSAs as of December 31, 2018, 2017 and 2016, and the changes during those years:

	2018		2017		2016
(Dollars in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1	200,631	$39.19	203,788	$32.59	161,049	$41.26
Granted	67,747	$75.37	78,033	$53.85	125,469	$30.02
Vested	(121,058)	$30.02	(78,129)	$36.71	(82,730)	$45.57
Forfeited	(5,082)	$47.90	(3,061)	$34.68	—	$—
Nonvested shares outstanding at December 31	142,238	$63.91	200,631	$39.19	203,788	$32.59
Total grant date fair value of share awards vested during the year	$3,634		$2,868		$3,770
Total fair value of share awards vested during the year	$6,397		$7,797		$6,891
Aggregate intrinsic value of nonvested share awards at December 31	$4,500		$10,011		$8,488

As of December 31, 2018, there was $4.7 million of unrecognized compensation cost related to nonvested PSAs, which is expected to be recognized over a weighted average period of 1.5 years.

RESTRICTED STOCK UNITS

During 2018, 2017 and 2016, certain directors, officers, and other employees of the company were granted RSU awards that will accrue dividend equivalents based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. Therefore, the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years and the terms of certain awards follow a vesting schedule within the given time period.

The following table summarizes outstanding RSU awards as of December 31, 2018, 2017 and 2016, and the changes during those years:

	2018		2017		2016
(Dollars in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding at January 1	67,871	$32.87	71,420	$31.61	44,531	$40.95
Granted	49,193	$49.96	26,507	$43.64	43,320	$26.08
Vested	(41,350)	$26.33	(29,039)	$39.65	(16,431)	$39.92
Forfeited	(3,694)	$45.36	(1,017)	$31.63	—	$—
Unvested shares outstanding at December 31	72,020	$47.66	67,871	$32.87	71,420	$31.61
Total grant date fair value of RSU awards vested during the year	$1,089		$1,151		$656
Total fair value of RSU awards vested during the year	$1,328		$1,442		$644
Aggregate intrinsic value of unvested RSU awards at December 31	$2,279		$3,387		$2,975

As of December 31, 2018, there was $1.7 million of total unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted average period of 1.2 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

A long-term incentive award was granted annually to our directors through December 2017. The awards are payable upon a director's separation from service. Directors may also elect to defer their annual retainers, payable in the form of stock. All stock unit equivalent accounts are credited with dividend equivalents. As of December 31, 2018, there were 163,039 shares outstanding that will be distributed in the future to directors as common stock.

Issuance of restricted stock units awarded to certain directors, officers and employees may also be deferred. All stock unit equivalent accounts are credited with dividend equivalents. As of December 31, 2018, there were 83,232 RSUs which had vested, but issuance of the related stock had been deferred.

REPLACEMENT RESTRICTED STOCK UNIT AWARDS

The replacement RSUs issued as a result of the merger with Deltic have four-year vesting terms. During the vesting period, the grantee may vote and receive dividends on the shares, but the shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates employment. Expense for replacement RSUs will continue to be recognized over the remaining service period unless a qualifying termination occurs. A qualifying termination of an awardee will result in acceleration of vesting and expense recognition in the period that the qualifying termination occurs. Qualifying terminations during 2018 resulted in accelerated vesting of approximately 35,000 replacement RSUs and recognition of $1.8 million of expense. This accelerated expense recognition is included in merger-related integration costs as described in Note 18: Merger, Integration and Other Costs.

NOTE 18.  MERGER, INTEGRATION AND OTHER COSTS

In connection with the Deltic merger, we incurred costs such as advisory, legal, accounting, valuation and other professional or consulting fees. Restructuring costs relate to termination benefits and integration costs to combine business processes and locations.

Merger, integration and other costs for 2018 and 2017 are summarized as follows:

(Dollars in thousands)	2018	2017
Merger costs	$12,165	$3,290
Restructuring costs:
Termination benefits	8,709	—
Professional services	850	110
Other	395	9
	9,954	119
Total merger and restructuring costs	$22,119	$3,409

During the year ended December 31, 2018, we incurred termination benefits, which included accelerated share-based payment costs, for qualifying terminations. Employee termination benefits considered postemployment benefits are accrued when the obligation is probable and estimable, such as benefits stipulated by human resource policies. If the employee must provide future service greater than 60 days, such benefits are expensed ratably over the future service period. Accrued termination benefits are recorded in accrued payroll and benefits within accounts payable and accrued liabilities as detailed in Note 11: Accounts Payable and Accrued Liabilities. Accrued termination benefits at December 31, 2018 are expected to be paid within one year.

In addition, we entered into a two-year consulting agreement for $1.85 million with Deltic’s former Chief Executive Officer. While the agreement was terminated in the first quarter of 2018, payments are required to be made through the end of the two-year term. This agreement was considered a separate transaction from the business combination, therefore the $1.85 million was recorded as merger costs in the first quarter of 2018.

Changes in accrued severance related to restructuring were as follows:

(Dollars in thousands)
Accrued severance as of December 31, 2017	$—
Charges	8,709
Payments	(8,361)
Accrued severance as of December 31, 2018	$348

NOTE 19.  INCOME TAXES

As a REIT, we generally are not subject to federal and state corporate income taxes on income from investments in real estate that we distribute to our shareholders. We conduct certain activities through our PotlatchDeltic TRS which are subject to corporate level federal and state income taxes. These activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to income or loss of the PotlatchDelticTRS, as well as permanent book versus tax differences.

Deltic’s REIT qualifying activities were also not subject to federal and state corporate income taxes commencing on the date of the merger. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value over tax basis on the merger date) on sales of former Deltic real property held by the REIT during the five years following the Deltic merger. The sale of standing timber is not subject to built-in gains tax.

On December 22, 2017, H.R. 1, Tax Cuts and Jobs Act (the Act) was enacted. The Act contained significant changes to corporate taxation, including the reduction of the corporate tax rate from 35% to 21% effective January 1, 2018. The tax rate reduction required a remeasurement of our deferred tax assets and liabilities as of the date of enactment. Accordingly, net deferred tax assets, including the related valuation allowance, were reduced by $10.7 million and the change was recorded as an increase to the 2017 tax provision. In addition, during 2018 we recorded a net tax benefit of $5.0 million primarily related to deducting contributions to our qualified pension plans on our 2017 federal tax returns at the higher 2017 income tax rate.

Income tax expense consists of the following for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Current	$7,038	$16,657	$(6,178)
Deferred	11,370	14,325	2,143
Net operating loss carryforwards	791	1,039	(290)
Income tax provision (benefit)	$19,199	$32,021	$(4,325)

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 21% for 2018 and 35% for 2017 and 2016 to income before income taxes due to the following for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
U.S. federal statutory income tax	$29,837	$41,466	$2,314
REIT income not subject to federal income tax	(8,773)	(20,651)	(7,199)
U.S. tax rate change on deferred tax assets and liabilities	—	10,528	—
Pension contribution deducted at higher tax rate	(5,665)	—	—
Intercompany profit-in-inventory elimination adjustment	—	—	1,465
Change in valuation allowance	—	140	162
State income taxes, net of federal income tax	3,712	2,608	(740)
Domestic production activities deduction	—	(1,511)	(2)
Permanent book-tax differences	(771)	(252)	(218)
Research and development credits	—	(294)	(689)
All other items	859	(13)	582
Income tax provision (benefit)	$19,199	$32,021	$(4,325)
Effective tax rate	13.5%	27.0%	(65.4%)

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(Dollars in thousands)	2018	2017
Deferred tax assets:
Pension and other postretirement employee benefits	$30,523	$27,330
Inventories	601	353
Tax credits	2,688	2,443
Nondeductible accruals	1,039	2,566
Incentive compensation	1,000	1,131
Employee benefits	1,452	1,037
Other	320	142
Total deferred tax assets	37,623	35,002
Valuation allowance	(790)	(790)
Deferred tax assets, net of valuation allowance	36,833	34,212
Deferred tax liabilities:
Timber and timberlands, net	(1,025)	(1,432)
Property, plant and equipment, net	(58,909)	(12,683)
Intangible assets, net	(4,134)	—
Real estate development	(2,035)	—
Other	(2,739)	(301)
Total deferred tax liabilities	(68,842)	(14,416)
Deferred tax (liabilities) assets, net	$(32,009)	$19,796

As of December 31, 2018, we had no federal net operating loss carryforwards. State net operating loss and capital loss carryforwards were $1.0 million that expire from 2021 through 2022 and Idaho Investment Tax Credits were $3.2 million that expire from 2019 through 2032. We use the flow-through method of accounting for investment tax credits.

With the exception of the $0.8 million valuation allowance related to certain Idaho Investment Tax Credit carryforwards we expect will expire prior to realization, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.

The following table summarizes the tax years subject to examination by major taxing jurisdictions:

Jurisdiction	Years
Federal	2015 — 2018
Arkansas	2015 — 2018
Idaho	2015 — 2018
Michigan	2014 — 2018
Minnesota	2013 — 2018

As of December 31, 2018, we had $0.6 million of unrecognized tax benefits which, if recognized, would impact the effective tax rate. There was $0.6 million unrecognized tax benefits at December 31, 2017 and $0.9 million unrecognized tax benefits at December 31, 2016. We currently believe there is a reasonable possibility that the amounts of unrecognized tax benefits will decrease in the next 12 months based on the closing of certain ongoing state tax examinations.

A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

(Dollars in thousands)	2018	2017
Balance at January 1	$564	$850
Additions for tax positions of prior years	—	8
Reduction for tax positions of prior years	—	(294)
Balance at December 31	$564	$564

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2018, 2017 and 2016, we recognized insignificant amounts related to interest and penalties in our tax provision. At December 31, 2018, 2017 and 2016, we had insignificant amounts of accrued interest related to tax obligations and no accrued interest receivable with respect to open tax refunds.

NOTE 20.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

We have operating leases primarily for office space, machinery and equipment expiring at various dates through 2033. We expect that most leases will be renewed or replaced in the normal course of business as they expire.

As of December 31, 2018, the future minimum rental payments required under our operating leases are as follows:

(Dollars in thousands)
2019	$5,130
2020	4,135
2021	3,142
2022	1,538
2023	629
2024 and thereafter	575
Total	$15,149

Operating lease expense was $5.0 million, $4.5 million and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

At any given time, we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position, operating results or net cash flow.

NOTE 21.  SEGMENT INFORMATION

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

The reporting segments follow the same accounting policies used for our Consolidated Financial Statements, with the exception of the valuation of inventories. All segment inventories are reported using the average cost method and any LIFO reserve is recorded at the corporate level.

Management primarily evaluates the performance of its segments and allocates resources to them based upon Adjusted EBITDDA. Adjusted EBITDDA is calculated as net income (loss) before interest expense, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses. Although Adjusted EBITDDA is not a measure of financial condition or performance determined in accordance with GAAP, management uses Adjusted EBITDDA to compare the operating performance of segments on a consistent basis and to evaluate the performance and effectiveness of each segment’s operational strategies. Our calculation of Adjusted EBITDDA may not be comparable to that reported by other companies. The segment information for the years ended December 31, 2017 and December 31, 2016 have also been revised to reflect this change.

The following table summarizes information on revenues, Adjusted EBITDDA, depreciation, depletion and amortization, basis of real estate sold, total assets and capital expenditures for each of the company’s reportable segments and includes a reconciliation of Total Adjusted EBITDDA to income before income taxes. Corporate information is included to reconcile segment data to the Consolidated Financial Statements.

(Dollars in thousands)	2018	2017	2016
Revenues:
Resource	$354,950	$278,199	$256,163
Wood Products	680,931	441,157	367,426
Real Estate	54,566	30,655	32,604
	1,090,447	750,011	656,193
Intersegment Resource revenues[1]	(115,868)	(71,416)	(57,094)
Total consolidated revenues	$974,579	$678,595	$599,099

Adjusted EBITDDA:
Resource	$169,834	$126,707	$106,151
Wood Products	130,583	80,624	33,574
Real Estate	40,304	25,720	27,582
Corporate	(37,785)	(34,302)	(29,346)
Eliminations and adjustments	(5,743)	(2,992)	(3,508)
Total Adjusted EBITDDA	297,193	195,757	134,453
Basis of real estate sold	(16,698)	(6,827)	(8,011)
Depreciation, depletion and amortization	(70,848)	(28,432)	(32,211)
Interest expense, net	(35,227)	(27,049)	(28,941)
Non-operating pension and other postretirement employee benefits	(7,648)	(6,384)	(9,139)
(Loss) gain on fixed assets	(725)	(204)	6
Loss on sale of central Idaho timber and timberlands[2]	-	-	(48,522)
Inventory purchase price adjustment in cost of goods sold[3]	(1,849)	-	-
Environmental charges for Avery Landing	-	(4,978)	(1,022)
Deltic merger-related costs[4]	(22,119)	(3,409)	-
Income before income taxes	$142,079	$118,474	$6,613

Depreciation, depletion and amortization:
Resource	$48,201	$20,476	$24,090
Wood Products	21,416	7,347	7,357
Real Estate	418	2	4
Corporate	813	607	760
	70,848	28,432	32,211
Bond discount and deferred loan fees[5]	2,313	1,480	1,979
Total depreciation, depletion and amortization	$73,161	$29,912	$34,190
Basis of real estate sold:
Real Estate	$16,954	$7,114	$8,518
Elimination and adjustments	(256)	(287)	(507)
Total basis of real estate sold	$16,698	$6,827	$8,011
Assets:
Resource	$1,693,162	$669,288	$661,899
Wood Products	456,306	154,479	150,855
Real Estate	93,208	952	953
	2,242,676	824,719	813,707
Corporate	83,176	128,360	113,974
Total consolidated assets	$2,325,852	$953,079	$927,681
Capital Expenditures:[6]
Resource	$17,232	$15,120	$13,311
Wood Products	27,341	10,723	5,491
Real Estate	938	87	111
	45,511	25,930	18,913
Corporate	1,747	2,132	375
Total capital expenditures	$47,258	$28,062	$19,288

[1]	Intersegment revenues represent logs sold by our Resource segment to the Wood Products segment.
[2]	In the second quarter of 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million at a loss of $48.5 million before taxes.
[3]	The effect of costs of goods sold for fair value adjustments to the carrying amounts of inventory acquired in business combinations.
[4]	See Note 18: Merger, Integration and other costs.
[5]	Bond discounts and deferred loan fees are reported within interest expense, net on the Consolidated Statement of Income.
[6]	Does not include the acquisition of timber and timberlands, all of which were acquired by the Resource segment.

All of our timberlands, wood products facilities and other assets are located within the continental United States. Geographic information regarding our revenues is as follows:

(Dollars in thousands)	2018	2017	2016
United States	$972,457	$676,956	$597,899
Canada	624	481	173
Mexico	1,498	1,158	1,027
Total consolidated revenues	$974,579	$678,595	$599,099

No customers represented more than 10% of our consolidated revenues in 2018. One customer accounted for slightly more than 10% of our total consolidated revenues in 2017 and 2016.

NOTE 22.  FINANCIAL RESULTS BY QUARTER (UNAUDITED)

	Three Months Ended
	March 31		June 30		September 30		December 31
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017	2018	2017	2018	2017
Revenues	$199,897	$149,681	$268,233	$163,229	$289,199	$190,441	$217,250	$175,244
Operating income	$27,831	$25,815	$69,417	$42,059	$77,742	$45,389	$9,964	$38,644
Net income	$14,597	$16,921	$46,148	$24,244	$60,336	$33,700	$1,799	$11,588
Net income per share[1]
Basic	$0.29	$0.41	$0.73	$0.59	$0.96	$0.83	$0.03	$0.28
Diluted	$0.29	$0.41	$0.73	$0.59	$0.93	$0.82	$0.03	$0.28

[1]	Per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the total computed for the year.

Our Quarterly Reports on Form 10-Q, as filed with the Securities and Exchange Commission, include the quarterly results for the first nine months of each respective year. During the fourth quarter of 2018 and 2017, we incurred $0.9 million and $3.4 million, respectively, in merger-related costs associated with the Deltic merger. See Note 18: Merger, Integration and Other Costs for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2018. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2018.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has audited the effectiveness of our internal controls over financial reporting as of December 31, 2018, as stated in their report which appears on the next page.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
PotlatchDeltic Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited PotlatchDeltic Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

February 27, 2019

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings "Board of Directors," "Corporate Governance" and "Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" from our definitive Proxy Statement to be filed with the SEC on or about March 29, 2019.

Our Corporate Conduct and Ethics Code, which is applicable to all directors, officers and employees, can be found on our website at www.PotlatchDeltic.com. We post any amendments to or waivers from our Corporate Conduct and Ethics Code on our website.

Executive Officers of the Registrant

As of February 27, 2019, information on our executive officers is as follows:

Michael J. Covey (age 61), has served as Chief Executive Officer since February 2006 and served as President and Chief Executive Officer from February 2006 to March 2013. He has been a director of the Company since February 2006 and has served as Chairman of the Board of the Company since January 2007.

Eric J. Cremers (age 55), has served as President and Chief Operating Officer and a director of the company since March 2013, as Executive Vice President and Chief Financial Officer from March 2012 to March 2013, and as Vice President, Finance and Chief Financial Officer from July 2007 to March 2012.

Jerald W. Richards (age 50), has served as Vice President and Chief Financial Officer since September 2013. He was employed by Weyerhaeuser Company and served as Chief Accounting Officer from October 2010 to August 2013, and corporate segment controller from 2008 to October 2010.

Thomas J. Temple (age 62), has served as Vice President, Wood Products since February 2018, and as Vice President, Wood Products and Southern Resource from February 2012 to February 2018.

Darin R. Ball (age 53), has served as Vice President of Resource since December 2017. From 2012 to December 2017 he served as Manager of our Idaho Resource business.

William R. DeReu (age 52), has served as Vice President, Real Estate since February 2018 and as Vice President, Real Estate and Lake States Resource from February 2012 to February 2018.

Lorrie D. Scott (age 64), has served as Vice President, General Counsel and Corporate Secretary since July 2010. Prior to July 2010, she was employed at Weyerhaeuser Realty Investors, Inc., and served as Senior Vice President and General Counsel from October 2007 to July 2010.

Wayne Wasechek (age 48) has served as Controller and Principal Accounting Officer since November 2018. He previously served as Vice President and Assistant Controller of Vail Resorts, Inc. (NYSE: MTN) from 2011 to 2018 and as Senior Director of Financial Reporting of Vail Resorts from 2006 to 2011.

The term of office of the officers of the company expires at the annual meeting of our board and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

ITEM 11.  EXECUTIVE COMPENSATION

Information set forth under the headings "Report of the Executive Compensation and Personnel Policies Committee," "Compensation Discussion and Analysis," "Executive Compensation Tables," “CEO Pay Ratio,” "Compensation of Non-Employee Directors" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be filed with the SEC on or about March 29, 2019, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading "Security Ownership" in our definitive Proxy Statement to be filed with the SEC on or about March 29, 2019, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is to be included under the heading "Corporate Governance - Transactions with Related Persons" in our definitive Proxy Statement to be filed with the SEC on or about March 29, 2019, and is incorporated herein by reference.

The information required by this item regarding director independence is to be included under the headings "Board of Directors" and "Corporate Governance - Director Independence" in our definitive Proxy Statement to be filed with the SEC on or about M March 29, 2019, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is to be included under the heading "Audit Committee Report - Fees Paid to Independent Registered Public Accounting Firm in 2018 and 2017" in our definitive Proxy Statement to be filed with the SEC on or about March 29, 2019, and is incorporated herein by reference.

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

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT NUMBER	DESCRIPTION

(2)*

Agreement and Plan of Merger dated October 22, 2017 between PotlatchDeltic Corporation, Portland Merger LLC and Deltic Timber Corporation, filed as Exhibit (2.1) to the Current Report on Form 8-K filed by the Registrant on October 23, 2017.

3(a)(i)*	Third Restated Certificate of Incorporation of the Registrant, effective February 20, 2018, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	See Exhibits (3)(a) and (3)(b). The Registrant also undertakes to furnish to the SEC, upon request, any instrument defining the rights of holders of long-term debt.

(4)(a)*

Indenture, dated as of November 3, 2009, between the Registrant and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 9, 2009.

(4)(a)(i)*	Form of 7 1/2% Senior Notes due 2019 (included as Exhibit A to the Indenture filed as Exhibit 4(a)).

(4)(a)(ii)*

Registration Rights Agreement, dated as of November 3, 2009, between the Registrant and the parties named therein, filed as Exhibit 4.3 to the Current Report on Form 8-K filed by the Registrant on November 9, 2009.

(4)(b)*

Indenture, dated as of November 27, 1990, between Original PotlatchDeltic and Deutsche Bank National Trust Company (successor in interest to Bankers Trust Company of California, National Association), as trustee, filed as Exhibit (4)(a) to the Original PotlatchDeltic Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (SEC File No. 001-05313)

(4)(b)(i)*

Officer’s Certificate, dated January 24, 1991, filed as Exhibit (4)(a)(i) to the Original PotlatchDeltic Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (SEC File No. 001-05313)

(4)(b)(ii)*

Officer’s Certificate, dated December 12, 1991, filed as Exhibit (4)(a)(i) to the Original PotlatchDeltic Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (SEC File No. 001-05313)

EXHIBIT NUMBER	DESCRIPTION

(10)(a)[1]*

PotlatchDeltic Corporation Management Performance Award Plan, as amended effective December 2, 2004, filed as Exhibit (10)(a) to the Annual Report on Form 10-K filed by Original PotlatchDeltic for the fiscal year ended December 31, 2004. (SEC File No. 001-05313)

(10)(a)(i)[1]*	Amendment to PotlatchDeltic Corporation Management Performance Award Plan, filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(b)[1]*

PotlatchDeltic Corporation Severance Program for Executive Employees, amended and restated effective February 15, 2019, filed as Exhibit 10.5 to the Current Report on Form 8-K Filed by the Registrant on February 21, 2019.

(10)(c)[1]*

PotlatchDeltic Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original PotlatchDeltic for the quarter ended June 30, 2005.

(10)(c)(i)[1]*

Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original PotlatchDeltic for the fiscal year ended December 31, 2003. (SEC File No. 001-5313)

(10)(c)(ii)[1]*	Amendment, effective as of December 5, 2008, to Plan described in Exhibit (10)(d), filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(d)[1]*

PotlatchDeltic Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original PotlatchDeltic for the quarter ended June 30, 2005.

(10)(e)(i)[1]*

PotlatchDeltic Corporation Deferred Compensation Plan II for Directors, as amended and restated effective May 8, 2014, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 13, 2014, as amended on September 9, 2016.

(10)(e)(ii)[1]*	First Amendment to the PotlatchDeltic Corporation Deferred Compensation Plan for Directors II, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 7, 2017.

(10)(f)[1]*

PotlatchDeltic Corporation Benefits Protection Trust Agreement, amended and restated effective September 1, 2018, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

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

(10)(i)(i)[1]*

PotlatchDeltic Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

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

(10)(j)(i)[1]*	PotlatchDeltic Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.C to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2014.

(10)(j)(ii)[1]*

PotlatchDeltic Corporation Restricted Stock Unit Award Notice and Agreement (Directors) 2014 Long-Term Incentive Plan, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 7, 2017.

(10)(j)(iii)[1]*	Form of 2014 Performance Share Award Notice and Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

(10)(j)(iv)[1]*	Form of 2014 RSU Award Notice and Award Agreement filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

(10)(j)(v)[1]*	Form of 2015 Performance Share Award Notice and Agreement filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 18, 2015.

(10)(j)(vi)[1]*	Form of 2015 RSU Award Notice and Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 18, 2015.

(10)(j)(vii)[1]*	Form of 2019 Performance Share Award Notice and Agreement filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

(10)(j)(viii)[1]*	Form of 2019 RSU Award Notice and Agreement filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

(10)(k)(i)[1]*

PotlatchDeltic Corporation Management Performance Award Plan II, as amended through February 20, 2008, filed as Exhibit (10)(r)(iv) to the Current Report on Form 8-K filed by the Registrant on February 26, 2008.

(10)(k)(ii)[1]*

Amendment to PotlatchDeltic Corporation Management Performance Award Plan II, effective June 1, 2008, filed as Exhibit (10)(r)(v) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

(10)(l)[1]*

PotlatchDeltic Corporation Salaried Supplemental Benefit Plan II, effective December 5, 2008, and amended and restated as of January 1, 2019, filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

(10)(m)[1]*	PotlatchDeltic Corporation Annual Incentive Plan, amended and restated effective January 1, 2019, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

(10)(n)[1]*

PotlatchDeltic Corporation Management Deferred Compensation Plan, effective June 1, 2008, amended and restated on February 14, 2014, filed as Exhibit (10)(x) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

EXHIBIT NUMBER	DESCRIPTION

(10)(o)*

Letter of Credit Agreement dated as of February 20, 2018 by and among the Registrant and its wholly-owned subsidiaries as borrowers and Sun Trust Bank as the lender, filed as Exhibit 10.2 to the Current Report on 8-K filed by the Registrant on February 21, 2018.

(10)(p)(i)*

Second Amended and Restated Term Loan Agreement, dated as of March 22, 2018, by and among the Registrant and its wholly-owned subsidiaries, as borrowers, Northwest Farm Credit Services, PCA as administrative agent, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 28, 2018.

(10)(p)(ii)*

First amendment to Second Amended and Restated Term Loan Agreement and Incremental Term Loan Agreement dated January 30, 2019, by and among the Registrant and its wholly-owned subsidiaries as borrowers and Northwest Farm Credit Services, PCA, as Administrative Agent, the Guarantors party thereto, and the Lenders thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 5, 2019.

(10)(q)*

Loan Agreement dated August 1, 2016 by and among Nez Perce County, Idaho, PotlatchDeltic Corporation, PotlatchDeltic Forest Holdings, Inc., PotlatchDeltic Lake States Timberlands, LLC, PotlatchDeltic Land and Lumber, LLC, Minnesota Timberlands, LLC and PotlatchDeltic Timberlands, LLC, filed as Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on August 19, 2016.

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

(10)(s)*

Asset Purchase and sales agreement between the Registrant’s wholly-owned subsidiary, Del-Tin Fiber, LLC (Del-Tin) and Roseburg Forest Products Co. for the sale of Del-Tin’s El Dorado MDF Business filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 21,2018.

(21)	PotlatchDeltic Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

(101)

The following financial information from PotlatchDeltic Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Balance Sheets at December 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements.

EXHIBIT NUMBER	DESCRIPTION

*	Incorporated by reference.
[1]	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCHDELTIC CORPORATION (Registrant)

By	/s/ MICHAEL J. COVEY
Michael J. Covey
Chairman of the Board and Chief Executive Officer

Date: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2019, by the following persons on behalf of the registrant in the capacities indicated.

/s/ MICHAEL J. COVEY	Director, Chairman of the Board and Chief Executive Officer
Michael J. Covey	(Principal Executive Officer)
/s/ ERIC J. CREMERS	Director, President and Chief Operating Officer
Eric J. Cremers
/s/ JERALD W. RICHARDS	Vice President and Chief Financial Officer
Jerald W. Richards
/s/ WAYNE WASECHEK	Controller (Principal Accounting Officer)
Wayne Wasechek
*	Director
Linda M. Breard
*	Director
William L. Driscoll
*	Director
Christoph Keller, III
*	Director
D. Mark Leland
*	Director
Charles P. Grenier
*	Director
John S. Moody
*	Director
Lawrence S. Peiros

*	Director
R. Hunter Pierson
*	Director
Gregory L. Quesnel
*	Director
Lenore M. Sullivan

*By	/s/ LORRIE D. SCOTT
Lorrie D. Scott
(Attorney-in-fact)