Form 10-Q
period 2019-03-31
POTLATCHDELTIC CORP
filed 2019-05-01
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of April 26, 2019 was 67,587,962.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Revenues	$181,716	$199,897
Costs and expenses:
Cost of goods sold	154,215	139,155
Selling, general and administrative expenses	16,570	13,656
Gain on sale of facility	(9,176)	—
Deltic merger-related costs	—	19,255
	161,609	172,066
Operating income	20,107	27,831
Interest expense, net	(5,464)	(5,660)
Loss on extinguishment of debt	(5,512)	—
Non-operating pension and other postretirement employee benefit costs	(980)	(1,857)
Income before income taxes	8,151	20,314
Income taxes	(1,591)	(5,717)
Net income	$6,560	$14,597

Net income per share:
Basic	$0.10	$0.29
Diluted	$0.10	$0.29
Dividends per share	$0.40	$0.40
Weighted-average shares outstanding:
Basic	67,860	50,425
Diluted	67,916	50,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$6,560	$14,597
Other comprehensive (loss) income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net income, net of tax benefit of $(561) and $(565)	(1,597)	(1,608)
Amortization of actuarial loss included in net income, net of tax expense of $971 and $1,172	2,763	3,333
Cash flow hedges, net of tax benefit of $(364) and $(32)	(8,513)	(990)
Other comprehensive (loss) income, net of tax	(7,347)	735
Comprehensive (loss) income	$(787)	$15,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$104,787	$76,639
Customer receivables, net	18,009	21,405
Inventories, net	62,408	60,805
Other current assets	18,625	22,675
Assets held for sale	—	80,674
Total current assets	203,829	262,198
Property, plant and equipment, net	273,118	272,193
Investment in real estate held for development and sale	80,675	79,537
Timber and timberlands, net	1,666,168	1,672,815
Intangible assets, net	17,634	17,828
Other long-term assets	31,790	21,281
Total assets	$2,273,214	$2,325,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$72,565	$60,993
Current portion of long-term debt	39,981	39,973
Current portion of pension and other postretirement employee benefits	5,997	5,997
Liabilities held for sale	—	29,321
Total current liabilities	118,543	136,284
Long-term debt	715,837	715,391
Pension and other postretirement employee benefits	110,476	110,659
Deferred tax liabilities, net	15,956	32,009
Other long-term obligations	34,016	16,730
Total liabilities	994,828	1,011,073
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued and outstanding 67,588 and 67,570 shares	67,588	67,570
Additional paid-in capital	1,660,450	1,659,031
Accumulated deficit	(312,874)	(282,391)
Accumulated other comprehensive loss	(136,778)	(129,431)
Total stockholders’ equity	1,278,386	1,314,779
Total liabilities and stockholders' equity	$2,273,214	$2,325,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,560	$14,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,274	12,635
Basis of real estate sold	1,556	3,605
Gain on sale of facility	(9,176)	—
Loss on extinguishment of debt	5,512	—
Change in deferred taxes	(16,099)	(1,058)
Pension and other postretirement employee benefits	3,106	3,814
Equity-based compensation expense	1,617	3,279
Other, net	(786)	(542)
Change in working capital and operating-related activities, net	13,983	8,394
Real estate development expenditures	(1,766)	(608)
Funding of pension and other postretirement employee benefits	(1,714)	(9,202)
Net cash provided by operating activities	19,067	34,914

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(3,760)	(3,632)
Timberlands reforestation and roads	(4,242)	(2,860)
Proceeds on sale of facility	60,045	—
Cash and cash equivalents acquired in Deltic merger	—	3,419
Other, net	130	232
Net cash provided by (used in) investing activities	52,173	(2,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(27,065)	(25,102)
Proceeds from Potlatch revolving line of credit	—	100,000
Repayment of Potlatch revolving line of credit	—	(100,000)
Repayment of Deltic revolving line of credit	—	(106,000)
Proceeds from long-term debt	150,000	100,000
Repayment of long-term debt	(150,000)	(14,250)
Premiums and fees on debt retirement	(4,865)	—
Repurchase of common stock	(10,158)	—
Other, net	(213)	(4,838)
Net cash used in financing activities	(42,301)	(50,190)
Change in cash, cash equivalents and restricted cash	28,939	(18,117)
Cash, cash equivalents and restricted cash at beginning of period	79,441	120,457
Cash, cash equivalents and restricted cash at end of period	$108,380	$102,340

NONCASH INVESTING AND FINANCING ACTIVITIES
Long-term debt assumed by buyer in sale of facility	$29,000	$—
Accrued property, plant and equipment additions	$2,590	$659
Accrued timberlands reforestation and roads	$17	$388
Equity issued as consideration for our merger with Deltic	$—	$1,142,775

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2019	March 31, 2018
Cash and cash equivalents	$104,787	$102,340
Restricted cash included in other short-term and long-term assets	3,593	—
Total cash, cash equivalents, and restricted cash	$108,380	$102,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2018	67,570	$67,570	$1,659,031	$(282,391)	$(129,431)	$1,314,779
Net income	—	—	—	6,560	—	6,560
Shares issued for stock compensation	297	297	(297)	—	—	—
Equity-based compensation expense	—	—	1,617	—	—	1,617
Pension plans and OPEB obligations	—	—	—	—	1,166	1,166
Cash flow hedges	—	—	—	—	(8,513)	(8,513)
Common dividends, $0.40 per share	—	—	—	(27,065)	—	(27,065)
Repurchase of common stock	(279)	(279)	—	(9,879)	—	(10,158)
Other transactions, net	—	—	99	(99)	—	—
Balance, March 31, 2019	67,588	$67,588	$1,660,450	$(312,874)	$(136,778)	$1,278,386

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2017	40,612	$40,612	$359,144	$(104,363)	$(94,851)	$200,542
Net income	—	—	—	14,597	—	14,597
Shares issued for stock compensation	162	162	(162)	—	—	—
Common stock issued for Deltic merger	21,981	21,981	1,120,794	—	—	1,142,775
Equity-based compensation expense	—	—	3,279	—	—	3,279
Pension plans and OPEB obligations	—	—	—	—	1,725	1,725
Cash flow hedges	—	—	—	—	(990)	(990)
Cumulative effects of adoption of accounting standards	—	—	—	24,564	(23,265)	1,299
Common dividends, $0.40 per share	—	—	—	(25,102)	—	(25,102)
Other transactions, net	—	—	(2,653)	(30)	—	(2,683)
Balance, March 31, 2018	62,755	$62,755	$1,480,402	$(90,334)	$(117,381)	$1,335,442

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

The accompanying unaudited Condensed Consolidated Financial Statements provide an overall view of our results and financial condition and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Intercompany transactions and accounts have been eliminated in consolidation. Except as otherwise disclosed in these Notes to Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain disclosures normally provided in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 27, 2019. Results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the full year.

Commitments and Contingencies

At any given time, we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Recently Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The objective of the new standard is to establish principles for lessees and lessors to report information about the amount, timing and uncertainty of cash flows arising from a lease and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. The standard, along with subsequent amendments, was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach was required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparable period presented in the financial statements as its date of initial application.

We adopted ASU 2016-02, along with subsequent amendments, on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided, for dates and periods before January 1, 2019. The new standard provides several optional practical expedients in transition and for an entity’s ongoing accounting. We elected the following practical expedients as part of our adoption of the standard:

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

Upon adoption of this ASU we recorded $14.0 million for right of use assets and lease liabilities for our operating leases on our Condensed Consolidated Balance Sheet. The adoption of this ASU did not impact our Condensed Consolidated

Statement of Income and our Condensed Consolidated Statement of Cash Flows. See Note 14: Leases for our expanded disclosures.

New Accounting Standards Being Evaluated

In August 2018, the FASB issued ASU No. 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. Additionally, ASU 2018-15 clarifies that all capitalized costs must be presented in the same financial statement line item as the cloud computing arrangement. The standard will be effective, on either a prospective or retrospective basis, for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  We are currently evaluating the impact of this ASU on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years after December 15, 2020, including interim periods within those years; early adoption is permitted. ASU 2018-14 will only impact our pension and other postretirement employee benefits disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements related to fair value measurements including requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years after December 15, 2019, including interim periods within those years; early adoption is permitted. ASU 2018-13 will only impact our fair value measurement disclosures.

NOTE 3. MERGER WITH DELTIC

On February 20, 2018 Deltic Timber Corporation (Deltic) merged with a wholly-owned subsidiary of PotlatchDeltic. Deltic owned approximately 530,000 acres of timberland, operated two sawmills, a medium density fiberboard facility (MDF) and was engaged in real estate development primarily in Arkansas.

The acquisition of total assets of $1.4 billion was a noncash investing and financing activity comprised of $1.1 billion in equity consideration transferred to Deltic shareholders and $0.3 billion of liabilities assumed.

We expensed $19.3 million of merger-related costs during the three months ended March 31, 2018 which consisted of:

•	$9.0 million of restructuring costs primarily for termination benefits, which included accelerated share-based payment costs, for qualifying terminations; and
•	$10.3 million of merger related costs for professional fees such as investment banker fees, legal, accounting and appraisal services.

These costs are included in Deltic merger-related costs in our Condensed Consolidated Statements of Income.

Total revenue and loss before income taxes from the acquired Deltic Operations included in our Condensed Consolidated Statements of Income from February 21, 2018 to March 31, 2018 was $28.8 million and $9.0 million, respectively.

The following presents the unaudited pro forma consolidated financial information of the company as if the merger with Deltic was completed on January 1, 2017:

Three Months Ended March 31,
(in thousands, except per share amounts)	2018
Net sales	$238,560
Net earnings attributable to PotlatchDeltic common shareholders	$32,783
Basic earnings per share attributable to PotlatchDeltic common shareholders	$0.49
Diluted earnings per share attributable to PotlatchDeltic common shareholders	$0.49

Pro forma net earnings attributable to PotlatchDeltic common shareholders excludes $24.7 million of non-recurring merger-related costs incurred by both companies during the three months ended March 31, 2018, of which $5.4 million were incurred by Deltic prior to the merger. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE

On December 20, 2018, we entered into an Asset Purchase and Sale Agreement (the Agreement) with Roseburg Forest Products Co. to sell the Deltic MDF facility for $92.0 million, consisting of $63.0 million in cash and assumption of $29.0 million of revenue bonds. The purchase price was subject to post-closing adjustments for certain changes in working capital as defined in the Agreement. The transaction closed on February 12, 2019 resulting in a $9.2 million pre-tax gain on sale. Cash proceeds received after working capital adjustments, closing costs and other expenses were approximately $60.0 million. A portion of the purchase price is escrowed pending satisfaction of certain covenants as outlined in the Agreement. In addition, we had a carryover tax basis in the facility from the Deltic merger, and as a result, we recorded a reduction to deferred tax liabilities and increase to income taxes payable of $15.8 million at the date of sale.

At December 31, 2018, the assets and liabilities to be disposed met the criteria to be classified as held for sale and were reflected as such at their carrying value.  At December 31, 2018, assets held for sale on the Condensed Consolidated Balance Sheets of $80.7 million consists of $72.1 million property, plant and equipment, $7.7 million related to inventories and $0.9 million of customer list intangibles. The related liabilities held for sale of $29.3 million on the December 31, 2018 Condensed Consolidated Balance Sheets include $29.0 million of revenue bonds. The sale of the MDF facility is not considered a strategic shift that has or will have a major effect on our operations or financial results and therefore does not meet the requirements for presentation as discontinued operations.

NOTE 5. REVENUE RECOGNITION

The majority of our revenues are derived from the sale of delivered logs, manufactured wood products, residual wood by-products and real estate. We recognize revenue in accordance with FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). Performance obligations associated with real estate sales are generally satisfied at a point in time when all conditions of closing have been met and title transfers to the buyer. Real estate closings are generally facilitated through an escrow process.

At March 31, 2019 and 2018, we recorded $1.8 million and $1.4 million, respectively, for contract liabilities recorded as deferred revenue related to hunting lease rights and member related activities at the Chenal Country Club. These contract liabilities are being amortized over the term of the contracts, which is typically twelve months or less, except membership initiation fees at the Chenal Country Club which are amortized up to 10 years. Other contract asset and liability balances, such as prepayments, are immaterial. For real estate sales, we typically receive the entire consideration in cash at closing.

The following table represents our revenues by major product. For additional information regarding our segments, see Note 6: Segment Information.

	Three Months Ended March 31,
(in thousands)	2019	2018
Resource
Northern region
Sawlogs	$32,499	$49,584
Pulpwood	2,061	1,780
Stumpage	106	79
Other	211	216
	34,877	51,659
Southern region
Sawlogs	18,437	14,030
Pulpwood	11,811	8,970
Stumpage	322	391
Other	2,711	1,456
	33,281	24,847
Total Resource revenues	68,158	76,506

Wood Products
Lumber	90,505	94,993
Panels	24,698	28,891
Residuals	17,103	15,931
Total Wood Products revenues	132,306	139,815

Real Estate
Rural real estate	4,219	8,833
Development real estate	673	1,219
Other[1]	1,272	503
Total Real Estate revenues	6,164	10,555

Total segment revenues	206,628	226,876

Intersegment Resource revenues[2]	(24,912)	(26,979)
Total consolidated revenues	$181,716	$199,897

[1]	Other Real Estate revenues primarily relate to the Chenal Country Club.
[2]	Intersegment revenues represent logs sold by our Resource segment to the Wood Products segment.

NOTE 6. SEGMENT INFORMATION

Our businesses are organized into three reportable operating segments: Resource, Wood Products and Real Estate. Management activities in the Resource segment include planting and harvesting trees and building and maintaining roads. The Resource segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights contracts, oil and gas royalties, biomass production and carbon sequestration. The Wood Products segment manufactures and markets lumber and plywood. The business of our Real Estate segment includes the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives. The Real Estate segment also engages in master planned communities, development activities and includes the Chenal Country Club.

The reportable segments follow the same accounting policies used for our Condensed Consolidated Financial Statements, with the exception of the valuation of inventories. For most of our operations, we use the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s best estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Inventories not valued under LIFO are recorded at the lower of average cost or net realizable value. All segment inventories are reported using the average cost method. The LIFO reserve and intersegment eliminations are recorded at the corporate level.

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

The following table summarizes information on revenues, intersegment eliminations, Adjusted EBITDDA, depreciation, depletion and amortization, basis of real estate sold, total assets and capital expenditures for each of the company’s reportable segments and includes a reconciliation of Total Adjusted EBITDDA to income before income taxes. Corporate information is included to reconcile segment data to the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenues:
Resource	$68,158	$76,506
Wood Products	132,306	139,815
Real Estate	6,164	10,555
	206,628	226,876
Intersegment Resource revenues[1]	(24,912)	(26,979)
Consolidated revenues	$181,716	$199,897

Adjusted EBITDDA:
Resource	$26,850	$37,697
Wood Products	7,226	28,950
Real Estate	2,703	8,002
Corporate	(10,654)	(8,716)
Eliminations and adjustments	2,127	(1,201)
Total Adjusted EBITDDA	28,252	64,732
Basis of real estate sold	(1,556)	(3,605)
Depreciation, depletion and amortization	(15,797)	(12,196)
Interest expense, net[2]	(5,464)	(5,660)
Loss on extinguishment of debt	(5,512)	—
Non-operating pension and other postretirement employee benefits	(980)	(1,857)
Gain on fixed assets	32	4
Gain on sale of facility	9,176	—
Inventory purchase price adjustment in cost of goods sold[3]	—	(1,849)
Deltic merger-related costs[4]	—	(19,255)
Income before income taxes	$8,151	$20,314

Depreciation, depletion and amortization:
Resource	$10,265	$8,646
Wood Products	5,042	3,354
Real Estate	209	40
Corporate	281	156
	15,797	12,196
Bond discounts and deferred loan fees[2]	477	439
Total depreciation, depletion and amortization	$16,274	$12,635

Basis of real estate sold:
Real Estate	$1,588	$3,723
Eliminations and adjustments	(32)	(118)
Total basis of real estate sold	$1,556	$3,605
[1]	Intersegment revenues represent logs sold by our Resource segment to the Wood Products segment.
[2]	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statement of Income.
[3]	The effect on cost of goods sold for fair value adjustments to the carrying amounts of inventory acquired in the Deltic merger.
[4]	For integration and restructuring costs related to the merger with Deltic see Note 3: Merger with Deltic.

A reconciliation of our business segment total assets to total assets in the Condensed Consolidated Balance Sheet is as follows:

(in thousands)	March 31, 2019	December 31, 2018
Total assets:
Resource[1]	$1,686,471	$1,693,162
Wood Products	385,534	456,306
Real Estate[2]	93,526	93,208
	2,165,531	2,242,676
Corporate	107,683	83,176
Total consolidated assets	$2,273,214	$2,325,852

[1]	We do not report rural real estate separate from Resource as we do not report these assets separately to management.
[2]	Real Estate assets primarily consist of real estate development acquired with the Deltic merger.

NOTE 7. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Net income	$6,560	$14,597

Basic weighted-average shares outstanding	67,860	50,425
Incremental shares due to:
Performance shares	36	328
Restricted stock units	20	33
Diluted weighted-average shares outstanding	67,916	50,786

Basic net income per share	$0.10	$0.29
Diluted net income per share	$0.10	$0.29

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

For the three months ended March 31, 2019 and 2018, there were approximately 90,000 and 64,000 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

Share Issuances Related to the Deltic Merger

In February 2018 we issued 22.0 million shares in connection with the Deltic merger. Further, on August 30, 2018, the board of directors approved a special distribution of $222.0 million, or approximately $3.54 per share. The special distribution amount equaled our determination of the accumulated earnings and profits of Deltic as of the merger date and was distributed in order to maintain the company’s qualification as a REIT for U.S. federal income tax purposes. The special distribution was paid on November 15, 2018, to stockholders of record on September 27, 2018 through the issuance of 4,814,673 shares of our common stock and distribution of $44.4 million in cash. See Note 3: Merger with Deltic for further discussion on the merger.

Share Repurchase Program

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). During the three months ended March 31, 2019, we repurchased 278,947 shares of common stock for $10.2 million, under the 2018 Repurchase Program. All common stock purchases under the 2018 Repurchase Programs were made in open-market transactions. At March 31, 2019, we had remaining authorization of $89.9 million for future stock repurchases under the 2018 Repurchase Program.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. There were no unsettled repurchases as of March 31, 2019. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 8. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	March 31, 2019	December 31, 2018
Logs	$27,491	$37,303
Lumber, panels and veneer	38,706	27,420
Materials and supplies	11,439	11,310
Total inventories	77,636	76,033
Less: LIFO reserve	(15,228)	(15,228)
Total inventories, net	$62,408	$60,805

Property, plant and equipment

(in thousands)	March 31, 2019	December 31, 2018
Property, plant and equipment	$479,207	$472,695
Less: accumulated depreciation	(206,089)	(200,502)
Total property, plant and equipment, net	$273,118	$272,193

Timber and timberlands

(in thousands)	March 31, 2019	December 31, 2018
Timber and timberlands	$1,585,209	$1,590,997
Logging roads	80,959	81,818
Total timber and timberlands, net	$1,666,168	$1,672,815

Accounts payable and Accrued Liabilities

(in thousands)	March 31, 2019	December 31, 2018
Accrued payroll and benefits	$16,702	$20,130
Accounts payable	14,471	12,073
Accrued interest	5,842	8,642
Accrued taxes	20,758	7,389
Operating lease liabilities	4,443	—
Other current liabilities	10,349	12,759
Total accounts payable and accrued liabilities	$72,565	$60,993

NOTE 9. DEBT

In January 2019, we refinanced $150.0 million of 7.50% senior notes (Senior Notes) due in 2019 with a $150.0 million term loan that will mature in 2029. The new term loan carries a variable interest rate of one-month LIBOR plus 1.85%. We paid $0.5 million of lender fees on the new term loan. Concurrent with the new term loan, we entered into a $150.0 million interest rate swap to fix the rate at 4.56%. Upon the refinancing, we redeemed and paid all outstanding Senior Notes, including a redemption premium of $4.9 million which is included in the loss on extinguishment of debt in our Condensed Consolidated Statements of Income. Subsequent to the refinancing, $693.5 million was outstanding under our Second Amended and Restated Amended Term Loan Agreement.

As part of the merger with Deltic, we assumed the obligations relating to the letter of credit supporting Deltic’s $29.0 million Union County, Arkansas Taxable Industrial Revenue Bonds 1998 Series due October 1, 2027 associated with the

Deltic MDF facility. As of December 31, 2018, the bonds were classified as held for sale as part of the sale of the Deltic MDF facility and excluded from long-term debt. As part of the sale of the MDF facility, the bonds were assumed by the buyer and the letter of credit was terminated. See Note 4: Assets and Liabilities Held for Sale.

As of March 31, 2019, we were in compliance with all debt and credit agreement covenants and approximately $1.0 million of our $380.0 million credit facility was utilized by outstanding letters of credit.

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

As of March 31, 2019, we have five interest rate swaps associated with $357.5 million of term loan debt. The cash flow hedges convert variable rates ranging from three-month and one-month LIBOR plus 1.85% to 2.15%, to fixed rates ranging from 3.88% to 4.82%. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. At March 31, 2019, the amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $1.1 million.

The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	March 31, 2019	December 31, 2018	Location	March 31, 2019	December 31, 2018
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, non-current	$955	$1,510	Other long-term obligations	$11,210	$2,888

The following table details the effect of derivatives on our Condensed Consolidated Statements of Income:

		Three Months Ended March 31,
(in thousands)	Location	2019	2018
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized loss on interest rate contracts[1]	Interest expense	$(18)	$(36)
Loss on hedged debt basis adjustment included in debt extinguishment		(165)	-
		$(183)	$(36)
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Loss recognized in other comprehensive (loss) income, net of tax		$(8,594)	$(992)
Loss reclassified from accumulated other comprehensive (loss) income[1]	Interest expense	$(81)	$(2)

Interest expense, net		$5,464	$5,660

[1]

Realized gain (loss) on hedging instruments consist of net cash settlements and interest accruals on interest rate swaps during the periods. Net cash settlements are included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.

NOTE 11. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	March 31, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$955	$955	$1,510	$1,510
Derivative liabilities related to interest rate swaps (Level 2)	$(11,210)	$(11,210)	$(2,888)	$(2,888)

Long-term debt, including current portion (Level 2):
Term loans	$(689,332)	$(695,948)	$(539,169)	$(539,037)
Senior notes	-	-	(149,786)	(154,328)
Revenue bonds	(65,735)	(66,912)	(94,735)	(93,144)
Medium-term notes	(3,000)	(3,428)	(3,000)	(3,419)
Total long-term debt[1]	$(758,067)	$(766,288)	$(786,690)	$(789,928)

Company owned life insurance asset (COLI) (Level 3)	$3,493	$3,493	$3,104	$3,104

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

The fair value of interest rate swaps are determined using a discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate forward curves.

The fair value of our long-term debt is estimated based upon quoted market prices for similar debt issues or estimated based on average market prices for comparable debt when there is no quoted market price.

The contract value of our company owned life insurance is based on the amount at which it could be redeemed and, accordingly, approximates fair value.

We believe that our other financial instruments, including cash and cash equivalents, receivables and payables have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to the short-term nature of these instruments and the allowance for doubtful accounts.

NOTE 12. EQUITY-BASED COMPENSATION

At March 31, 2019, we had two shareholder approved stock incentive plans under which share based grants were outstanding. We were originally authorized to issue up to 1.6 million shares and 1.0 million shares under our 2005 Stock Incentive Plan and 2014 Stock Incentive Plan, respectively. At March 31, 2019, approximately 0.3 million shares were authorized for future use under those plans.

Share-based compensation activity during the three months ended March 31, 2019 included the following:

(Shares in thousands)	Granted	Vested
Restricted Stock Units (RSUs)	47,350	1,000
Performance Share Awards (PSAs)	142,066	—

A total of 0.3 million shares of common stock were issued during the three months ended March 31, 2019 as a result of RSU and PSA vesting during 2018 and 2019.

The following table details equity-based compensation expense and the related income tax benefit.

	Three Months Ended March 31,
(in thousands)	2019	2018
Equity-based compensation expense:
Performance share awards	$1,044	$936
Restricted stock units	557	480
Deferred compensation stock equivalent units expense	16	185
Accelerated share-based termination benefits in connection with the merger	—	1,678
Total equity-based compensation expense	$1,617	$3,279

Total tax benefit recognized for share-based expense	$72	$111

Performance Share Awards

PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. The performance measures are based on the percentile ranking of our total shareholder return relative to the total shareholder return performance of both a selected peer group of companies and a larger group of indexed companies over the three-year performance period. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive dividend equivalents in the form of additional shares at the time of payment equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. Therefore, the shares are not considered participating securities. The fair value of performance shares granted in 2019 was $37.87 per share.

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards in 2019:

Stock price as of valuation date	$35.01
Risk-free rate	2.47%
Expected volatility	25.15%
Expected dividend yield (assuming full reinvestment)	—
Expected term (years)	3.00

Restricted Stock Units

RSU awards accrue dividend equivalents based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. Therefore, the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years and the terms of certain awards follow a vesting schedule within the given time period. The weighted average fair value of the RSUs granted in 2019 was $35.01 which equaled our common share price on the date of grant.

NOTE 13. INCOME TAXES

As a real estate investment trust (REIT), we generally are not subject to federal and state corporate income taxes on income of the REIT that we distribute to our shareholders. We conduct certain activities through our taxable REIT subsidiaries (TRS), which are subject to corporate level federal and state income taxes. These taxable activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to income or loss of the TRS, as well as permanent book versus tax differences. In addition, we had carryover tax basis in the MDF facility from the Deltic merger and as a result, we recorded a reduction to deferred tax liabilities and increase to income taxes payable of $15.8 million at the date of sale. See Note 4: Assets and Liabilities Held for Sale for further details.

NOTE 14. LEASES

We lease certain equipment, office space and land. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. We consider our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. Most leases include one or more options to renew, with renewal terms that can extend the lease term between one to five years. The exercise of lease renewal options is at our sole discretion. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Finance leases at March 31, 2019 were insignificant.

For certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. Certain leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants and we do not have any significant sublease income.

Balance Sheet Classification

(in thousands)	Classification	March 31, 2019
Assets
Operating lease assets	Other long-term assets	$12,927

Liabilities
Current operating lease liability	Accounts payable and accrued liabilities	$4,443
Noncurrent operating lease liability	Other long-term obligations	8,500
Total lease liabilities		$12,943

Other Operating Lease Information

(in thousands)	March 31, 2019
Lease costs[1]	$1,410
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,522
Leased assets exchanged for new operating lease liabilities	$268
Weighted-average remaining terms (years)	3.63
Weighted-average discount rate	4.14%

[1]	Excludes short-term leases and variable lease costs, which are immaterial.

Maturity of Operating Lease Liabilities1

At March 31, 2019, the future minimum lease payment obligations under noncancelable operating leases were as follows:

(in thousands)
2019	$3,707
2020	4,212
2021	3,200
2022	1,564
2023	668
After 2023	575
Total lease payments	13,926
Less: interest[2]	983
Present value of lease liabilities	$12,943

[1]

Operating lease payments include any options to extend lease terms that are reasonably certain of being exercised and excludes $8.2 million of legally binding agreements for property and equipment that we expect will be subject to operating lease agreements upon receipt and acceptance by us.

[2]	Calculated using the interest rate for each lease.

Disclosures Related to Periods Prior to Adoption of the New Lease Standard

We did not have any capital leases during 2018. Operating lease rent expense primarily for office space, machinery and equipment was $1.2 million for the three months ended March 31, 2018.

At December 31, 2018, future minimum lease payment obligations under noncancelable operating leases were as follows:

(in thousands)
2019	$5,130
2020	4,135
2021	3,142
2022	1,538
2023	629
2024 and thereafter	575
Total	$15,149

NOTE 15. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended March 31,
	Pension		OPEB
(in thousands)	2019	2018	2019	2018
Service cost	$2,021	$1,913	$105	$44
Interest cost	4,539	3,914	419	319
Expected return on plan assets	(5,554)	(4,708)	—	—
Amortization of prior service cost (credit)	53	46	(2,211)	(2,219)
Amortization of actuarial loss	3,427	4,150	307	355
Net periodic cost (benefit)	$4,486	$5,315	$(1,380)	$(1,501)

During the three months ended March 31, 2019 and 2018, funding of pension and other postretirement employee benefits plans was $1.7 million and $9.2 million, respectively.

NOTE 16. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in amounts included in our accumulated other comprehensive loss (AOCL) by component on our Condensed Consolidated Balance Sheets, net of tax, are:

		Pension Plans		OPEB
(in thousands)	Gains and losses on cash flow hedges	Actuarial Loss	Prior Service Cost	Actuarial Loss	Prior Service Credit	Total
Balance at December 31, 2018	$1,560	$128,849	$404	$7,269	$(8,651)	$129,431
Amounts arising during the period	8,594	—	—	—	—	8,594
Amounts reclassified from AOCL to earnings	(81)	(2,536)	(39)	(227)	1,636	(1,247)
Net change	8,513	(2,536)	(39)	(227)	1,636	7,347
Balance at March 31, 2019	$10,073	$126,313	$365	$7,042	$(7,015)	$136,778

Amortization of actuarial loss and prior service (cost) credit are components of net periodic benefit cost (credit), see Note 15: Pension and Other Postretirement Employee Benefits and see Note 10: Derivative Instruments for additional information regarding amounts arising for cash flow hedges during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, fair value of hedging instruments and swaps, expected return on pension assets, recognition of compensation costs relating to our performance share awards and RSUs, required contributions to pension plans, expected amortization of unrecognized compensation cost of performance share awards and RSUs, amount of net losses on cash flow hedges expected to be reclassified into earnings in the next 12 months, the U.S. housing market, home repair and remodeling activity, the lumber and log markets, sufficiency of cash to meet operating requirements, funding of 2019 dividends with cash generated by operations, quarterly dividend of $0.40 per share in 2019, 2019 capital expenditures and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	changes in the United States and international economies;
•	changes in interest rates and discount rates;
•	changes in the level of residential and commercial construction and remodeling activity;
•	changes in tariffs, quotas and trade agreements involving wood products;
•	changes in demand for our products;
•	changes in production and production capacity in the forest products industry;
•	competitive pricing pressures for our products;
•	unanticipated manufacturing disruptions;
•	weather; and
•	transportation disruptions.

For a discussion of some of the factors that may affect our business, results and prospects and a nonexclusive listing of forward-looking statements, refer to Cautionary Statement Regarding Forward-Looking Information on page 1 and Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The operating results of our Resource, Wood Products and Real Estate business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, tariffs, quotas and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber prices, weather conditions, the availability of transportation, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions and other factors.

Non-GAAP Measures

To supplement our financial statements presented in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP measures on a consolidated basis, including Adjusted EBITDDA and Cash Available for Distribution (CAD), which are defined and further explained and reconciled to the nearest GAAP measure in the Liquidity and Performance Measures section below. Our definitions of these non-GAAP measures may differ from similarly titled measures used by others. These non-GAAP measures should be considered supplemental to and not a substitute for, financial information prepared in accordance with GAAP.

Adjusted EBITDDA is a non-GAAP measure that management uses as a performance measure to allocate resources between segments, to evaluate performance about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. This measure should not be considered in isolation from and is not intended to represent an alternative to, our results reported in accordance with GAAP. Management believes that this non-GAAP measure, when read in conjunction with our GAAP financial statements, provides useful information to investors by facilitating the comparability of our ongoing operating results over the periods presented, the ability to identify trends in our underlying business and the comparison of our operating results against analyst financial models and operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.

Our definition of EBITDDA and Adjusted EBITDDA may be different from similarly titled measures reported by other companies. We define EBITDDA as net income (loss) before interest expense, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses. See Note 6: Segment Information in the Notes to the Condensed Consolidated Financial Statements for information related to the use of segment Adjusted EBITDDA and a reconciliation of such measures.

Business and Economic Trends

The demand for timber is directly affected by the underlying demand for lumber and other wood-products, as well as by the demand for pulp, paper and packaging. Our Resource and Wood Products segments are impacted by demand for new homes in the United States housing market and by repair and remodeling activity.

During the first quarter of 2019, new home demand softened partly as a result of inclement weather across the country impacting building conditions and delaying the normal start in the building season. Repair and remodeling activity remains strong as home prices have continued to escalate on the back of limited existing inventories.

Lumber prices have increased since year-end but remain below first half of 2018 levels. Many buyers are maintaining low inventories until demand levels increase.

For our Resource segment, we index a significant portion of our Idaho sawlogs to the price of lumber under long-term supply agreements. The Northern region experienced unfavorable sawlog pricing because of the lower lumber pricing and decreased demand as mills were continuing to work through existing log inventory. The Southern region has seen pine sawlog prices increase slightly since year-end due to constrained log supply as a result of wet weather. This price increase is expected to be temporary as weather improves providing better access for logging. Overall Southern log prices remain at relatively low levels as markets will continue to have ample log availability to meet growing demand.

Our Real Estate segment benefited during the first quarter of 2019 from rural real estate sales primarily in Minnesota. Residential and commercial sales in Chenal Valley mainly follow the national housing market trends but do experience microeconomic factors for the area including economic growth and the availability of builders, contractors and workforce to support development efforts.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Income. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Revenues	$181,716	$199,897	$(18,181)
Costs and expenses:
Cost of goods sold	154,215	139,155	15,060
Selling, general and administrative expenses	16,570	13,656	2,914
Gain on sale of facility	(9,176)	—	(9,176)
Deltic merger-related costs	—	19,255	(19,255)
	161,609	172,066	(10,457)
Operating income	20,107	27,831	(7,724)
Interest expense, net	(5,464)	(5,660)	196
Loss on extinguishment of debt	(5,512)	—	(5,512)
Non-operating pension and other postretirement benefit costs	(980)	(1,857)	877
Income before income taxes	8,151	20,314	(12,163)
Income taxes	(1,591)	(5,717)	4,126
Net income	$6,560	$14,597	$(8,037)
Total Adjusted EBITDDA[1]	$28,252	$64,732	$(36,480)

[1]	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

First Quarter 2019 Compared with First Quarter 2018

Revenues

Revenues were $181.7 million, a decrease of $18.2 million compared with the same period in 2018. Revenues decreased as a result of lower sawlog prices and volumes in the Northern region, lower lumber prices and fewer rural real estate sales. These decreases were partially offset by increased harvest volumes in the South as well as increased Southern sawlog and pulpwood prices.

Cost of goods sold

Cost of goods sold increased $15.1 million compared with the same period in 2018, primarily due to the acquired Deltic operations adding two new sawmills and additional harvest activities in the South.  The addition of the Deltic activity primarily resulted in increases in raw material purchases, depreciation and depletion, energy costs and employee wages and benefits compared to the first quarter of 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first quarter of 2019 were $16.6 million compared with $13.7 million during the same period in 2018 primarily due to three months activities of the acquired Deltic operations, and increased employee benefits and variable compensation.

Deltic merger-related costs

We had no merger-related costs during the first quarter of 2019. During the first quarter of 2018 we expensed $19.3 million of merger-related costs consisting of:

•	$9.0 million of restructuring costs primarily for termination benefits, which included accelerated share-based payment costs, for qualifying terminations; and
•	$10.3 million of merger related costs for professional fees such as investment banking fees, legal, accounting and appraisal services.

Gain on sale of facility

On December 20, 2018, we entered into an Asset Purchase and Sale Agreement with Roseburg Forest Products Co. to sell the Deltic MDF facility for $92.0 million. The transaction closed on February 12, 2019 resulting in a $9.2 million pre-tax gain on sale. See Note 4: Assets and Liabilities Held for Sale in the Notes to Condensed Consolidated Financial Statements.

Interest expense, net

Interest expense, net was $5.5 million, compared with $5.7 million for the same period in 2018. The decline in interest expense is primarily due to $0.9 million of increased patronage dividends from our lenders and refinancing $150.0 million of 7.5% Senior Notes with a new long-term loan and interest rate swap to fix the rate at 4.56%. These decreases were offset by three months of interest associated with the term loans acquired in the Deltic merger in the first quarter of 2018. See Note 9: Debt in the Notes to Condensed Consolidated Financial Statements for a more detailed discussion of our borrowings.

Loss on extinguishment of debt

As part of the $150.0 million Senior Notes redemption in January 2019 we incurred a redemption premium of $4.9 million and wrote off certain unamortized debt costs. See Note 9: Debt in the Notes to Condensed Consolidated Financial Statements.

Income taxes

The provision for income taxes for the first quarter 2019 was $1.6 million compared with $5.7 million for the prior year period. Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the three months ended March 31, 2019, the TRS’s income before income tax was $7.2 million, which includes the gain on sale of the Deltic MDF facility. For the same period last year, the TRS’s income before income tax was $22.9 million. See Note 13: Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first quarter of 2019 was $28.3 million compared to $64.7 million in the first quarter of 2018. The decrease in Adjusted EBITDDA was driven primarily by decreased lumber pricing year over year, including lower realizations on indexed Idaho sawlogs, and fewer real estate transactions. These decreases were partially offset by increased harvest activity and realization on sawlogs in the South. Refer to the Business Segments Results below for further discussions on activities for each of our segments.

See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Resource Segment

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Revenues[1]	$68,158	$76,506	$(8,348)
Costs and expenses:
Logging and hauling	32,916	31,899	1,017
Other	6,664	5,335	1,329
Selling, general and administrative expenses	1,728	1,575	153
Resource Adjusted EBITDDA[2]	$26,850	$37,697	$(10,847)

[1]	Prior to elimination of intersegment fiber revenues of $24.9 million and $27.0 million for the three months ended March 31, 2019 and 2018, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 6: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Resource Segment Statistics

	Three Months Ended March 31,
Harvest Volumes (in tons)	2019	2018	Change
Northern region
Sawlog	373,865	448,782	(74,917)
Pulpwood	48,643	45,428	3,215
Stumpage	7,376	5,836	1,540
Total	429,884	500,046	(70,162)

Southern region
Sawlog	412,834	335,088	77,746
Pulpwood	373,264	298,553	74,711
Stumpage	42,349	32,332	10,017
Total	828,447	665,973	162,474

Total harvest volume	1,258,331	1,166,019	92,312

Sales Price/Unit ($ per ton)
Northern region[1]
Sawlog	$87	$110	$(23)
Pulpwood	$42	$39	$3
Stumpage	$14	$14	$—

Southern region[1]
Sawlog	$45	$40	$5
Pulpwood	$32	$30	$2
Stumpage	$8	$12	$(4)

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Resource Adjusted EBITDDA

The following table summarizes Resource Adjusted EBITDDA variances for the three months ended March 31, 2019 compared with the three months ended March 31, 2018:

(in thousands)	Three Months Ended
Resource Adjusted EBITDDA March 31, 2018	$37,697
Sales price and mix	(13,251)
Production volume	1,493
Other revenue	1,250
Logging and hauling costs per unit	1,142
Forest management	(865)
Indirect and overhead costs	(616)
Resource Adjusted EBITDDA March 31, 2019	$26,850

First Quarter 2019 Compared with First Quarter 2018

Resource Adjusted EBITDDA for the first quarter of 2019 was $26.9 million, a decrease of $10.8 million compared with the same period in 2018. The change in Resource Adjusted EBITDDA is primarily the result of the following:

•

Sales Price and Mix: Sawlog prices in the North declined 20.9%, to $87 per ton resulting from the effect of lower lumber prices on indexed sawlogs. This was partially offset by sawlog prices in the South increasing 12.5% to $45, primarily due to constrained log supply as a result of wet weather.

•

Production Volume: We harvested 828.4 thousand tons in the South, which was up 24.4% compared to the first quarter of 2018, primarily due to the addition of a full quarter of Deltic harvest activities. This was partially offset by lower tons in the North due primarily to full log yards in the region.

•	Other Revenue: Other revenue increased primarily due to the Deltic merger which added more acres generating hunting lease income and natural gas and oil revenue.
•

Logging and Hauling Cost per Unit: Log and haul costs in the South are approximately half of the costs in the North on a per-ton basis. The shift to a higher proportion of Southern harvest in the first quarter of 2019 versus the first quarter 2018 resulted in a positive price variance.

•

Forest Management and Other: Forest management, indirect and overhead costs unfavorably impacted Resource Adjusted EBITDDA compared to the first quarter of 2018 primarily due to a full quarter of Deltic operations.

Wood Products Segment

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Revenues	$132,306	$139,815	$(7,509)
Costs and expenses[1]
Fiber costs	69,027	58,690	10,337
Freight, logging and hauling	16,224	15,955	269
Manufacturing costs	47,441	37,352	10,089
Finished goods inventory change	(10,092)	(3,150)	(6,942)
Selling, general and administrative expenses	2,450	2,014	436
Other	30	4	26
Wood Products Adjusted EBITDDA[2]	$7,226	$28,950	$(21,724)

[1]	Prior to elimination of intersegment fiber costs of $24.9 million and $27.0 million for the three months ended March 31, 2019 and 2018, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 6: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended March 31,
	2019	2018	Change
Lumber shipments (MBF)[1]	238,403	204,145	34,258
Lumber sales prices ($ per MBF)	$380	$465	$(85)

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three months ended March 31, 2019 compared with the three months ended March 31, 2018:

(in thousands)	Three Months Ended
Wood Products Adjusted EBITDDA March 31, 2018	$28,950
Lumber:
Price	(16,538)
Manufacturing costs per unit	(2,012)
Volume	1,184
Log costs	469
Residuals, panels and other	(4,160)
Administrative and overhead	(667)
Wood Products Adjusted EBITDDA March 31, 2019	$7,226

First Quarter 2019 Compared with First Quarter 2018

Wood Products Adjusted EBITDDA for first quarter 2019 was $7.2 million, a decrease of $21.7 million compared with the first quarter of 2018 primarily due to the following:

•	Lumber Price: Average lumber sales prices decreased to $380 per MBF compared with $465 per MBF during the same period in 2018.
•

Manufacturing Costs Per Unit: Cold temperatures in the North hindered manufacturing and wet weather in the South reduced log availability. These constraints led to higher manufacturing costs per unit during the first quarter 2019 compared to 2018.

•

Lumber Volume: Lumber shipments increased 34.3 million board feet to 238.4 million board feet in the first quarter of 2019 compared to 204.1 million board feet in the first quarter of 2018. This increase was due to a full quarter of operations at the Deltic mills.

•	Residual Sales, Panels and Other: Increased residual sales due to the addition of the Deltic mills was more than offset by lower EBITDDA generated by the panel operations.

Real Estate Segment

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Revenues	$6,164	$10,555	$(4,391)
Costs and expenses
Costs of goods sold	2,254	1,427	827
Selling, general and administrative expenses	1,207	1,126	81
Real Estate Adjusted EBITDDA[1]	$2,703	$8,002	$(5,299)

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 6: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended March 31,
	2019		2018
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	759	$3,195	1,796	$2,395
Recreation real estate	1,143	$1,221	3,461	$1,075
Non-strategic timberland	440	$903	887	$913
Total	2,342	$1,801	6,144	$1,438

	Three Months Ended March 31,
Development Real Estate	2019		2018
	Lots or Acres Sold	Average $/ Lot or Acre	Lots or Acres Sold	Average $/ Lot or Acre
Residential lots	7	$96,129	12	$98,975

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three months ended March 31, 2019 compared with the three months ended March 31, 2018:

(in thousands)	Three Months Ended
Real Estate Adjusted EBITDDA March 31, 2018	$8,002
Rural real estate sales	(4,613)
Development real estate sales	(500)
Selling, general and administrative expenses	(80)
Other costs, net	(106)
Real Estate Adjusted EBITDDA March 31, 2019	$2,703

First Quarter 2019 Compared with First Quarter 2018

Real Estate Adjusted EBITDDA for the first quarter of 2019 was $2.7 million, a decrease of $5.3 million compared with the same period in 2018. The decrease in Real Estate Adjusted EBITDDA is primarily the result of the following:

•

Rural Real Estate Sales: Rural real estate sales can vary quarter-to-quarter and generally are lower seasonally in the winter months. First quarter 2018 included a 1,600-acre recreation sale that was not present in 2019.

•

Development Real Estate Sales: Lower real estate development sales unfavorably impacted Real Estate Adjusted EBITDDA compared to the first quarter of 2018. Real estate development sales in Chenal Valley were hampered in the first quarter of 2019 due to unseasonably wet weather in Arkansas impacting both our customers’ ability to complete existing projects so they could begin new construction projects and delaying our planned development work during the quarter.

Liquidity and Capital Resources

As of March 31, 2019, our cash and cash equivalents were $104.8 million, an increase of $28.1 million from December 31, 2018. Changes in significant sources of cash for the three months ended March 31, 2019 and 2019 are presented by categories as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$19,067	$34,914
Net cash provided by (used in) investing activities	$52,173	$(2,841)
Net cash used in financing activities	$(42,301)	$(50,190)

Net Cash from Operations

Net cash provided by operating activities was $19.1 million for the first three months of 2019, compared with $34.9 million for the first three months of 2018. This $15.8 million decrease was primarily attributable to decreased cash receipts from customers of $38.5 million, partially offset by $14.2 million in vendor payments incurred for merger-related costs during the first three months of 2018. See Business Segment Results for additional information.

In addition to decreases in customer receipts and vendor payments in 2019 compared to 2018, cash provided by operating activities in 2019 was affected by:

•	Cash contributions of $1.7 million to our pension and other postretirement employee benefit plans compared to $9.2 million during the first three months of 2018.
•	Cash interest payments of $8.0 million in 2019, compared to $5.0 million in 2018 over the same period.

Net Cash Flows from Investing Activities

Net cash provided by investing activities was $52.2 million for the three months ended March 31, 2019, compared with $2.8 million used in 2018.

•	We spent $8.0 million for timberland and timberlands and property, plant and equipment capital expenditures in the first quarter of 2019 compared to $6.5 million during the first quarter of 2018.
•

We received $60.0 million of net cash proceeds from the Deltic MDF facility sale in February 2019. See Note 4: Assets and Liabilities Held for Sale in the Notes to Condensed Consolidated Financial Statements.

•	We acquired $3.4 million of cash from the merger with Deltic during the first quarter of 2018.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $42.3 million and $50.2 million for the three months ended March 31, 2019 and 2018, respectively.

•

In January 2019, we refinanced $150.0 million of Senior Notes due in 2019 with a $150.0 million term loan that will mature in 2029. Concurrent with the borrowing, we entered into an interest rate swap associated with the new term loan to fix the rate at 4.56%. Upon the refinancing, we redeemed and paid all outstanding Senior Notes, including a redemption premium of $4.9 million.

•	During the quarter ending March 2018, we repaid $20.3 million of net debt and paid $2.4 million in loan fees.
•

Cash distributions to stockholders were $27.1 million, compared with $25.1 million in the first three months of 2018. Our quarterly dividend increased approximately $1.9 million due to the issuance of approximately 4.8 million additional shares in November of 2018 related to the special distribution of Deltic’s accumulated earnings and profits as of the merger date. See Note 6: Earnings Per Share in the Notes to Condensed Consolidated Financial Statements.

•	During the first quarter of 2019 we repurchased 278,947 shares of our common stock totaling $10.2 million.

Future Cash Requirements

We expect to fund our 2019 dividends with cash generated by our operations. There are limits on our ability to utilize cash dividends from PotlatchDeltic TRS to our REIT to fund our dividend. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from PotlatchDeltic TRS and other non-qualifying types of income. This requirement may limit our ability to fund dividends to stockholders using cash flows from PotlatchDeltic TRS. We expect our quarterly dividend of $0.40 per share to remain unchanged during 2019.

We invest cash in maintenance and discretionary capital expenditures for our facilities in our Wood Products operations. We evaluate discretionary capital improvements based on an expected level of return on investment. We also invest cash in the reforestation of timberlands and construction of roads in our Resource operations and to develop land in our Real Estate development operations. In total, we expect we will spend approximately $65 to $70 million in Woods Products, Resource and Real Estate segments in 2019.

On August 30, 2018, the board of directors authorized the repurchase up to $100.0 million of common stock with no time limit set for the repurchase. During the first quarter of 2019 we repurchased 278,947 shares of our common stock totaling $10.2 million. At March 31, 2019, we had remaining authorization of $89.9 million for future stock repurchase under the 2018 repurchase program. Stock repurchases in the future will depend on a variety of factors including our cash position, debt covenant restrictions and our stock price.

Capital Structure

	March 31,	December 31,
(in thousands)	2019	2018
Long-term debt	$755,818	$755,364
Cash and cash equivalents	(104,787)	(76,639)
Net debt	651,031	678,725
Market capitalization[1]	2,554,151	2,137,915
Enterprise value	$3,205,182	$2,816,640

Net debt to enterprise value	20.3%	24.1%
Dividend yield[2]	4.2%	5.1%
Weighted-average cost of debt, after tax[3]	3.4%	3.5%

[1]	Market capitalization is based on outstanding shares of 67.6 million and 67.6 million times closing share prices of $37.79 and $31.64 as of March 29, 2019, and December 31, 2018, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.60 and share prices of $37.79 and $31.64 as of March 29, 2019, and December 31, 2018, respectively.
[3]	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

Adjusted EBITDDA is a non-GAAP measure that management uses as a performance measure to allocate resources between segments, to evaluate performance about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. This measure should not be considered in isolation from and is not intended to represent an alternative to, our results reported in accordance with GAAP. Management believes that this non-GAAP measure, when read in conjunction with our GAAP financial statements, provides useful information to investors by facilitating the comparability of our ongoing operating results over the periods presented, the ability to identify trends in our underlying business and the comparison of our operating results against analyst financial models and operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.

Our definition of EBITDDA may be different from similarly titled measures reported by other companies. We define EBITDDA as net income (loss) before interest expense, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses.

We reconcile Total Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measures. See Note 6: Segment Information to the Notes to Condensed Consolidated Financial Statements included herein for the reconciliation for our segments.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$6,560	$14,597
Interest, net	5,464	5,660
Income tax provision	1,591	5,717
Depreciation, depletion and amortization	15,797	12,196
Basis of real estate sold	1,556	3,605
Loss on extinguishment of debt	5,512	—
Non-operating pension and other postretirement benefit costs	980	1,857
Deltic merger related costs	—	19,255
Gain on sale of facility	(9,176)	—
Inventory purchase price adjustment in cost of goods sold	—	1,849
Gain on fixed assets	(32)	(4)
Total Adjusted EBITDDA	$28,252	$64,732

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

The following table provides a reconciliation of Cash Provided by Operating Activities to CAD:

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash from operating activities[1]	$19,067	$34,914
Capital expenditures	(8,002)	(6,492)
CAD	$11,065	$28,422
Net cash provided by (used in) investing activites[2]	$52,173	$(2,841)
Net cash used in financing activities	$(42,301)	$(50,190)

[1]

Cash from operating activities for the three months ended March 31, 2019 and 2018 includes cash paid for Deltic merger-related costs of $0.0 million and $19.3, respectively, and cash paid for real estate development expenditures of $1.8 million and $0.6 million, respectively.

[2]	Net cash from investing activities includes payments for capital expenditures, which is also included in our reconciliation of CAD.

Sources of Financing

Credit and Term Loan Agreements

In January 2019, we refinanced $150.0 million of 7.50% Senior Notes due in 2019 with a $150.0 million term loan that will mature in 2029. The new term loan carries a variable interest rate of one-month LIBOR plus 1.85%. Concurrent with the new term loan, we entered into an interest rate swap to fix the rate at 4.56%. Upon the refinancing, we redeemed and paid all outstanding Senior Notes, including a redemption premium of $4.9 million, and paid $0.5 million of lender fees on the new term loan. Subsequent to the refinancing, $693.5 million was outstanding under the Amended Term Loan Agreement.

As of March 31, 2019, we were in compliance with all debt and credit agreement covenants, there were no borrowings under the revolving line of credit and approximately $1.0 million of the $380.0 million credit facility was utilized by outstanding letters of credit.

The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of March 31, 2019:

	Covenant Requirement		Actuals at March 31, 2019
Interest coverage ratio	≥	3.00 to 1.00	7.60
Leverage ratio	≤	40%	20%

Contractual Obligations

Other than the $150.0 million refinance of the 7.50% Senior Notes described in Note 9: Debt in the Notes to Condensed Consolidated Financial Statements and the associated $150.0 million interest rate swap associated with our refinance of the Senior Notes, which are incorporated herein by reference, there have been no material changes to our contractual obligations in the three months ended March 31, 2019 outside the ordinary course of business.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. During 2018, both Moody’s and Standard and Poor upgraded our debt rating to investment-grade. There have been no changes in our credit rating during the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

Critical Accounting Policies and Estimates

There have been no significant changes during first quarter 2019 to our critical accounting policies presented in our 2018 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the $150.0 million refinance of the Senior Notes described in Note 9: Debt in the Notes to Condensed Consolidated Financial Statements and the $150.0 million interest rate swap associated with our refinance of the Senior Notes, which are incorporated herein by reference, our exposures to market risk have not changed materially since December 31, 2018. For quantitative and qualitative disclosures about market risk, see Item 7A – Quantitative and Qualitative Disclosure about Market Risk in our 2018 Annual Report on Form 10-K.

Quantitative Information about Market Risks

The table below provides information about our outstanding long-term debt, weighted-average interest rates and interest rate swaps as of March 31, 2019. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve.

	EXPECTED MATURITY DATE
(in thousands)	2019	2020	2021	2022	2023	THEREAFTER	TOTAL	FAIR VALUE
Variable rate debt:
Principal due	$40,000	$40,000	$40,000	$—	$—	$277,500	$397,500	$397,500
Average interest rate	4.21%	4.37%	4.29%	—	—	4.32%	4.31%
Fixed rate debt:
Principal due	$—	$6,000	$—	$43,000	$40,000	$275,735	$364,735	$368,788
Average interest rate	—	3.70%	—	4.60%	4.49%	3.98%	4.10%
Interest rate swaps:
Variable to fixed	$—	$40,000	$40,000	$—	$—	$277,500	$357,500	$(10,255)
Average pay rate	—	2.84%	2.92%	—	—	2.66%	2.71%
Average receive rate	—	2.47%	2.39%	—	—	2.41%	2.41%

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2019. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of March 31, 2019.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). During the three months ended March 31, 2019, we repurchased 278,947 shares of common stock for $10.2 million (including transaction costs) under the 2018 Repurchase Program. Transaction costs are not counted against authorized funds. All common stock purchases were made in open-market transactions. At March 31, 2019, we had remaining authorization of $89.9 million for future stock repurchases under the 2018 Repurchase Program.

The following table provides information with respect to purchases of common stock made by the company during first quarter 2019:

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 - January 31	—	$—	—	$100,000,000
February 1 - February 28	148,562	$36.78	148,562	$94,536,460
March 1 - March 31	130,385	$35.94	130,385	$89,850,409
Total repurchases during the first quarter	278,947	$36.39	278,947	$89,850,409

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
(3)(a)*	Third Restated Certificate of Incorporation of the Registrant, effective February 20, 2018, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.
(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.
(4)	See Exhibits (3)(a) and (3)(b). The registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.
10(a)*	Form of 2019 Performance Share Award Notice and Agreement filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.
10(b)*	Form of 2019 RSU Award Notice and Agreement filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.
10(c)*

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
(101)

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed on May 1, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months March 31, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018 and (vi) the Notes to Condensed Consolidated Financial Statements.

* Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ WAYNE WASECHEK
Wayne Wasechek
Corporate Controller (Duly Authorized; Principal Accounting Officer)

Date:	May 1, 2019