Form 10-Q
period 2019-06-30
POTLATCHDELTIC CORP
filed 2019-07-31
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 1-32729

PotlatchDeltic Corporation

(Exact name of registrant as specified in its charter)

Delaware	82-0156045
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 West First Avenue, Suite 1600
Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)

(509) 835-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	PCH	Nasdaq Global Select Market

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

Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of July 29, 2019 was 67,187,206.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenues	$215,581	$268,233	$397,297	$468,130
Costs and expenses:
Cost of goods sold	175,673	180,906	329,888	320,061
Selling, general and administrative expenses	14,952	16,892	31,522	30,548
Gain on sale of facility	—	—	(9,176)	—
Deltic merger-related costs	—	1,018	—	20,273
	190,625	198,816	352,234	370,882
Operating income	24,956	69,417	45,063	97,248
Interest expense, net	(7,882)	(9,356)	(13,346)	(15,016)
Loss on extinguishment of debt	—	—	(5,512)	—
Non-operating pension and other postretirement employee benefit costs	(889)	(1,908)	(1,869)	(3,765)
Income before income taxes	16,185	58,153	24,336	78,467
Income tax benefit (expense)	952	(12,005)	(639)	(17,722)
Net income	$17,137	$46,148	$23,697	$60,745

Net income per share:
Basic	$0.25	$0.73	$0.35	$1.07
Diluted	$0.25	$0.73	$0.35	$1.06
Dividends per share	$0.40	$0.40	$0.80	$0.80
Weighted-average shares outstanding:
Basic	67,664	62,980	67,774	56,739
Diluted	67,713	63,316	67,866	57,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$17,137	$46,148	$23,697	$60,745
Other comprehensive (loss) income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net income, net of tax benefit of $(561), $(565), $(1,122) and $(1,130)	(1,597)	(1,608)	(3,194)	(3,216)
Amortization of actuarial loss included in net income, net of tax expense of $915, $1,155, $1,886 and $2,327	2,605	3,290	5,368	6,623
Cash flow hedges, net of tax (benefit) expense of $(549), $187, $(913) and $220	(10,417)	1,249	(18,930)	259
Other comprehensive (loss) income, net of tax	$(9,409)	$2,931	$(16,756)	$3,666
Comprehensive income	$7,728	$49,079	$6,941	$64,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$97,970	$76,639
Customer receivables, net	24,479	21,405
Inventories, net	54,121	60,805
Other current assets	19,890	22,675
Assets held for sale	—	80,674
Total current assets	196,460	262,198
Property, plant and equipment, net	276,592	272,193
Investment in real estate held for development and sale	79,238	79,537
Timber and timberlands, net	1,655,853	1,672,815
Intangible assets, net	17,439	17,828
Other long-term assets	33,359	21,281
Total assets	$2,258,941	$2,325,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$78,492	$60,993
Current portion of long-term debt	39,988	39,973
Current portion of pension and other postretirement employee benefits	5,997	5,997
Liabilities held for sale	—	29,321
Total current liabilities	124,477	136,284
Long-term debt	716,094	715,391
Pension and other postretirement employee benefits	110,525	110,659
Deferred tax liabilities, net	14,623	32,009
Other long-term obligations	47,172	16,730
Total liabilities	1,012,891	1,011,073
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued and outstanding 67,186 and 67,570 shares	67,186	67,570
Additional paid-in capital	1,662,381	1,659,031
Accumulated deficit	(337,330)	(282,391)
Accumulated other comprehensive loss	(146,187)	(129,431)
Total stockholders’ equity	1,246,050	1,314,779
Total liabilities and stockholders' equity	$2,258,941	$2,325,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,697	$60,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	33,411	34,240
Basis of real estate sold	8,983	6,425
Gain on sale of facility	(9,176)	—
Loss on extinguishment of debt	5,512	—
Change in deferred taxes	(17,238)	2,798
Pension and other postretirement employee benefits	5,937	7,999
Equity-based compensation expense	3,449	4,889
Other, net	(1,928)	(671)
Change in working capital and operating-related activities, net	22,490	(9,008)
Real estate development expenditures	(4,481)	(1,665)
Funding of pension and other postretirement employee benefits	(3,135)	(10,397)
Net cash provided by operating activities	67,521	95,355

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(15,502)	(11,373)
Timberlands reforestation and roads	(8,190)	(7,119)
Acquisition of timber and timberlands	(278)	(163)
Proceeds on sale of facility	58,793	—
Other, net	433	531
Cash and cash equivalents acquired in Deltic merger	—	3,419
Net cash provided by (used in) investing activities	35,256	(14,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(53,946)	(50,203)
Proceeds from Potlatch revolving line of credit	—	100,000
Repayment of Potlatch revolving line of credit	—	(100,000)
Repayment of Deltic revolving line of credit	—	(106,000)
Proceeds from issue of long-term debt	150,000	100,000
Repayment of long-term debt	(150,000)	(14,250)
Premiums and fees on debt retirement	(4,865)	—
Repurchase of common stock	(25,173)	—
Other, net	(264)	(4,935)
Net cash used in financing activities	(84,248)	(75,388)
Change in cash, cash equivalents and restricted cash	18,529	5,262
Cash, cash equivalents and restricted cash at beginning of period	79,441	120,457
Cash, cash equivalents and restricted cash at end of period	$97,970	$125,719

NONCASH INVESTING AND FINANCING ACTIVITIES
Long-term debt assumed by buyer in sale of facility	$29,000	$—
Accrued property, plant and equipment additions	$244	$747
Accrued timberlands reforestation and roads	$592	$447
Equity issued as consideration for our merger with Deltic	$—	$1,142,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2018	67,570	$67,570	$1,659,031	$(282,391)	$(129,431)	$1,314,779
Net income	—	—	—	6,560	—	6,560
Shares issued for stock compensation	297	297	(297)	—	—	—
Equity-based compensation expense	—	—	1,617	—	—	1,617
Pension plans and OPEB obligations	—	—	—	—	1,166	1,166
Cash flow hedges	—	—	—	—	(8,513)	(8,513)
Common dividends, $0.40 per share	—	—	—	(27,065)	—	(27,065)
Repurchase of common stock	(279)	(279)	—	(9,879)	—	(10,158)
Other transactions, net	—	—	99	(99)	—	—
Balance, March 31, 2019	67,588	$67,588	$1,660,450	$(312,874)	$(136,778)	$1,278,386
Net income				17,137	—	17,137
Shares issued for stock compensation	5	5	(5)	—	—	—
Equity-based compensation expense	—	—	1,832	—	—	1,832
Pension plans and OPEB obligations	—	—	—	—	1,008	1,008
Cash flow hedges	—	—	—	—	(10,417)	(10,417)
Common dividends, $0.40 per share	—	—	—	(26,881)	—	(26,881)
Repurchase of common stock	(407)	(407)	—	(14,608)	—	(15,015)
Other transactions, net	—	—	104	(104)	—	—
Balance, June 30, 2019	67,186	$67,186	$1,662,381	$(337,330)	$(146,187)	$1,246,050

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2017	40,612	$40,612	$359,144	$(104,363)	$(94,851)	$200,542
Net income	—	—	—	14,597	—	14,597
Shares issued for stock compensation	162	162	(162)	—	—	—
Common stock issued for Deltic merger	21,981	21,981	1,120,794	—	—	1,142,775
Equity-based compensation expense	—	—	3,279	—	—	3,279
Pension plans and OPEB obligations	—	—	—	—	1,725	1,725
Cash flow hedges	—	—	—	—	(990)	(990)
Cumulative effects of adoption of accounting standards	—	—	—	24,564	(23,265)	1,299
Common dividends, $0.40 per share	—	—	—	(25,102)	—	(25,102)
Other transactions, net	—	—	(2,653)	(30)	—	(2,683)
Balance, March 31, 2018	62,755	$62,755	$1,480,402	$(90,334)	$(117,381)	$1,335,442
Net income	—	—	—	46,148	—	46,148
Shares issued for stock compensation	(1)	(1)	1	—	—	—
Equity-based compensation expense	—	—	1,610	—	—	1,610
Pension plans and OPEB obligations	—	—	—	—	1,682	1,682
Cash flow hedges	—	—	—	—	1,249	1,249
Common dividends, $0.40 per share	—	—	—	(25,101)	—	(25,101)
Other transactions, net	—	—	35	(139)	—	(104)
Balance, June 30, 2018	62,754	$62,754	$1,482,048	$(69,426)	$(114,450)	$1,360,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

For purposes of this report, any reference to “PotlatchDeltic,” “Potlatch,” “the company,” “we,” “us” and “our” means PotlatchDeltic Corporation and all of its wholly owned subsidiaries, except where the context indicates otherwise.

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

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, including interim periods within those years; early adoption is permitted. ASU 2018-14 will only impact our pension and other postretirement employee benefits disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements related to fair value measurements including requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those years; early adoption is permitted. ASU 2018-13 will only impact our fair value measurement disclosures.

NOTE 3. MERGER WITH DELTIC

On February 20, 2018 Deltic Timber Corporation (Deltic) merged with a wholly owned subsidiary of PotlatchDeltic. Deltic owned approximately 530,000 acres of timberland, operated two sawmills, a medium density fiberboard facility (MDF) and was engaged in real estate development primarily in Arkansas.

The acquisition of total assets of $1.4 billion was a noncash investing and financing activity comprised of $1.1 billion in equity consideration transferred to Deltic shareholders and $0.3 billion of liabilities assumed.

We expensed $1.0 million and $20.3 million of merger-related costs during the three and six months ended June 30, 2018, respectively.  Total merger-related costs consisted of:

•	$10.6 million of merger-related costs for professional fees such as investment banker fees, legal, accounting and appraisal services; and
•	$9.7 million of restructuring costs primarily for termination benefits, which included accelerated share-based payment costs, for qualifying terminations.

These costs are included in Deltic merger-related costs in our Condensed Consolidated Statements of Income.

The amount of revenue and income before income taxes from the acquired Deltic operations included in our Condensed Consolidated Statements of Income from February 21, 2018 to June 30, 2018 were as follows:

(in thousands, except per share amounts)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net sales	$80,053	$108,859
Income before income taxes	$16,724	$7,613

The following presents the unaudited pro forma consolidated financial information of the company as if the merger with Deltic was completed on January 1, 2017:

(in thousands, except per share amounts)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net sales	$268,233	$506,793
Net earnings attributable to PotlatchDeltic common shareholders	$47,225	$80,928
Basic earnings per share attributable to PotlatchDeltic common shareholders	$0.71	$1.22
Diluted earnings per share attributable to PotlatchDeltic common shareholders	$0.71	$1.21

Pro forma net earnings attributable to PotlatchDeltic common shareholders excludes $1.0 million and $25.7 million of non-recurring merger-related costs incurred by both companies during the three and six months ended June 30, 2018, of which $5.4 million were incurred by Deltic prior to the merger. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

NOTE 4. SALE OF DELTIC MDF FACILITY

On December 20, 2018, we entered into an Asset Purchase and Sale Agreement (the Agreement) with Roseburg Forest Products Co. to sell the Deltic MDF facility for $92.0 million, consisting of $63.0 million in cash and assumption of $29.0 million of revenue bonds. The purchase price was subject to post-closing adjustments for certain changes in working capital as defined in the Agreement. The transaction closed on February 12, 2019 resulting in a $9.2 million pre-tax gain on sale. Cash proceeds received after working capital adjustments, closing costs and other expenses were approximately $58.8 million. A portion of the purchase price is escrowed pending satisfaction of certain covenants as outlined in the Agreement. In addition, we had a carryover tax basis in the facility from the Deltic merger, and as a result, we recorded a reduction to deferred tax liabilities and increase to income taxes payable of $15.8 million at the date of sale.

At December 31, 2018, the assets and liabilities to be disposed met the criteria to be classified as held for sale and were reflected as such at their carrying value. At December 31, 2018, assets held for sale on the Condensed Consolidated Balance Sheet of $80.7 million consists of $72.1 million property, plant and equipment, $7.7 million related to inventories and $0.9 million of customer list intangibles. The related liabilities held for sale of $29.3 million on the December 31, 2018 Condensed Consolidated Balance Sheet include $29.0 million of revenue bonds. The sale of the MDF facility is not considered a strategic shift that has or will have a major effect on our operations or financial results and therefore does not meet the requirements for presentation as discontinued operations.

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

At June 30, 2019 and December 31, 2018, we recorded $8.1 million and $4.3 million, respectively, for contract liabilities recorded as deferred revenue. These contract related liabilities predominately relate to hunting and other access rights on our timberlands and member related activities at the Chenal Country Club. These contract liabilities are recognized over the term of the contracts, which is typically twelve months or less, except membership initiation fees at the Chenal Country Club which typically are recognized up to 10 years. Other contract asset and liability balances, such as prepayments, are immaterial. For real estate sales, we typically receive the entire consideration in cash at closing.

The following table represents our revenues by major product. For additional information regarding our segments, see Note 6: Segment Information.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Timberlands
Northern region
Sawlogs	$30,467	$49,627	$62,966	$99,211
Pulpwood	1,148	1,299	3,209	3,079
Stumpage	—	57	106	136
Other	353	252	564	468
	31,968	51,235	66,845	102,894
Southern region
Sawlogs	20,979	25,190	39,416	39,220
Pulpwood	11,282	13,468	23,093	22,438
Stumpage	144	1,062	466	1,453
Other	2,508	1,556	5,219	3,012
	34,913	41,276	68,194	66,123
Total Timberlands revenues	66,881	92,511	135,039	169,017

Wood Products
Lumber	103,054	133,788	193,559	228,781
Residuals and Panels	34,976	59,797	76,777	104,619
Total Wood Products revenues	138,030	193,585	270,336	333,400

Real Estate
Rural real estate	30,315	12,669	34,534	21,502
Development real estate	3,755	1,743	4,428	2,962
Other[1]	2,362	2,019	3,634	2,522
Total Real Estate revenues	36,432	16,431	42,596	26,986

Total segment revenues	241,343	302,527	447,971	529,403

Intersegment Timberlands revenues[2]	(25,762)	(34,294)	(50,674)	(61,273)
Total consolidated revenues	$215,581	$268,233	$397,297	$468,130

[1]	Other Real Estate revenues primarily relate to the Chenal Country Club.
[2]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

NOTE 6. SEGMENT INFORMATION

During the second quarter of 2019, we changed the name of our Resource segment to Timberlands.  There were no changes in the segment’s business activities, components or information provided to our chief operating decision makers as a result of the change.

Our businesses are organized into three reportable operating segments: Timberlands, Wood Products and Real Estate.  Management activities in the Timberlands segment include planting and harvesting trees and building and maintaining roads. The Timberlands segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights contracts, oil and gas royalties, biomass production and carbon sequestration. The Wood Products segment manufactures and markets lumber and plywood. The business of our Real Estate segment includes the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives. The Real Estate segment also engages in master planned communities, development activities and includes the Chenal Country Club.

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

The following table summarizes information on revenues, intersegment eliminations, Adjusted EBITDDA, depreciation, depletion and amortization, basis of real estate sold and total assets for each of the company’s reportable segments and includes a reconciliation of Total Adjusted EBITDDA to income before income taxes. Corporate information is included to reconcile segment data to the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues:
Timberlands	$66,881	$92,511	$135,039	$169,017
Wood Products	138,030	193,585	270,336	333,400
Real Estate	36,432	16,431	42,596	26,986
	241,343	302,527	447,971	529,403
Intersegment Timberlands revenues[1]	(25,762)	(34,294)	(50,674)	(61,273)
Consolidated revenues	$215,581	$268,233	$397,297	$468,130

Adjusted EBITDDA:
Timberlands	$26,131	$43,691	$52,981	$81,388
Wood Products	(2,071)	51,566	5,155	80,516
Real Estate	31,316	12,300	34,019	20,302
Corporate	(9,346)	(11,264)	(20,000)	(19,980)
Eliminations and adjustments	3,050	(2,085)	5,177	(3,286)
Total Adjusted EBITDDA	49,080	94,208	77,332	158,940
Basis of real estate sold	(7,427)	(2,820)	(8,983)	(6,425)
Depreciation, depletion and amortization	(16,727)	(20,950)	(32,524)	(33,146)
Interest expense, net[2]	(7,882)	(9,356)	(13,346)	(15,016)
Loss on extinguishment of debt	—	—	(5,512)	—
Non-operating pension and other postretirement employee benefits	(889)	(1,908)	(1,869)	(3,765)
Gain (loss) on fixed assets	30	(3)	62	1
Gain on sale of facility	—	—	9,176	—
Inventory purchase price adjustment in cost of goods sold[3]	—	—	—	(1,849)
Deltic merger-related costs[4]	—	(1,018)	—	(20,273)
Income before income taxes	$16,185	$58,153	$24,336	$78,467

Depreciation, depletion and amortization:
Timberlands	$10,469	$14,598	$20,734	$23,244
Wood Products	5,861	6,069	10,903	9,423
Real Estate	147	77	356	117
Corporate	250	206	531	362
	16,727	20,950	32,524	33,146
Bond discounts and deferred loan fees[2]	410	655	887	1,094
Total depreciation, depletion and amortization	$17,137	$21,605	$33,411	$34,240

Basis of real estate sold:
Real Estate	$7,455	$2,896	$9,043	$6,619
Eliminations and adjustments	(28)	(76)	(60)	(194)
Total basis of real estate sold	$7,427	$2,820	$8,983	$6,425
[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.
[2]	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Income.
[3]	The effect on cost of goods sold for fair value adjustments to the carrying amounts of inventory acquired in the Deltic merger.
[4]	For integration and restructuring costs related to the merger with Deltic see Note 3: Merger with Deltic.

A reconciliation of our business segment total assets to total assets in the Condensed Consolidated Balance Sheets is as follows:

(in thousands)	June 30, 2019	December 31, 2018
Total assets:
Timberlands[1]	$1,680,766	$1,693,162
Wood Products	379,370	456,306
Real Estate[2]	93,519	93,208
	2,153,655	2,242,676
Corporate	105,286	83,176
Total consolidated assets	$2,258,941	$2,325,852

[1]	We do not report rural real estate separate from Timberlands as we do not report these assets separately to management.
[2]	Real Estate assets primarily consist of real estate development acquired with the Deltic merger.

NOTE 7. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income	$17,137	$46,148	$23,697	$60,745

Basic weighted-average shares outstanding	67,664	62,980	67,774	56,739
Incremental shares due to:
Performance shares	26	303	21	299
Restricted stock units	23	33	71	90
Diluted weighted-average shares outstanding	67,713	63,316	67,866	57,128

Basic net income per share	$0.25	$0.73	$0.35	$1.07
Diluted net income per share	$0.25	$0.73	$0.35	$1.06

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

For the three and six months ended June 30, 2019, there were approximately 95,000 and 71,000 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive.  For the three and six months ended June 30, 2018, there were approximately 70,000 and 52,000 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

Share Issuances Related to the Deltic Merger

In February 2018 we issued 22.0 million shares in connection with the Deltic merger. Further, on August 30, 2018, the board of directors approved a special distribution of $222.0 million, or approximately $3.54 per share. The special distribution amount equaled our determination of the accumulated earnings and profits of Deltic as of the merger date and was distributed in order to maintain the company’s qualification as a REIT for U.S. federal income tax purposes. The special distribution was paid on November 15, 2018, to stockholders of record on September 27, 2018 through the issuance of 4.8 million shares of our common stock and distribution of $44.4 million in cash. See Note 3: Merger with Deltic for further discussion on the merger.

Share Repurchase Program

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). We repurchased  0.4 million  shares of common stock (at a total consideration of $15.0 million) and 0.7 million shares of common stock (at a total consideration of $25.2 million), respectively, during the three and six months ended June 30, 2019 under the 2018 Repurchase Program. All common stock purchases under the 2018 Repurchase Programs were made in open-market transactions. No shares were repurchased during the three and six months ended June 30, 2018. At June 30, 2019, we had remaining authorization of $74.8 million for future stock repurchases under the 2018 Repurchase Program.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. There were no unsettled repurchases as of June 30, 2019. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 8. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	June 30, 2019	December 31, 2018
Logs	$23,965	$37,303
Lumber, panels and veneer	33,507	27,420
Materials and supplies	11,877	11,310
Total inventories	69,349	76,033
Less: LIFO reserve	(15,228)	(15,228)
Total inventories, net	$54,121	$60,805

Property, plant and equipment

(in thousands)	June 30, 2019	December 31, 2018
Property, plant and equipment	$488,519	$472,695
Less: accumulated depreciation	(211,927)	(200,502)
Total property, plant and equipment, net	$276,592	$272,193

Timber and timberlands

(in thousands)	June 30, 2019	December 31, 2018
Timber and timberlands	$1,574,607	$1,590,997
Logging roads	81,246	81,818
Total timber and timberlands, net	$1,655,853	$1,672,815

Accounts payable and accrued liabilities

(in thousands)	June 30, 2019	December 31, 2018
Accrued payroll and benefits	$15,254	$20,130
Accounts payable	14,384	12,073
Accrued interest	7,219	8,642
Accrued taxes	19,421	7,389
Deferred revenue	8,062	4,282
Operating lease liabilities	4,982	—
Other current liabilities	9,170	8,477
Total accounts payable and accrued liabilities	$78,492	$60,993

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

As part of the Deltic merger, we assumed the obligations relating to the letter of credit supporting Deltic’s $29.0 million Union County, Arkansas Taxable Industrial Revenue Bonds 1998 Series due October 1, 2027 associated with the Deltic MDF facility. As of December 31, 2018, the bonds were classified as held for sale as part of the sale of the Deltic MDF facility and excluded from long-term debt. As part of the sale of the MDF facility, the bonds were assumed by the buyer and the letter of credit was terminated. See Note 4: Sale of Deltic MDF Facility.

As of June 30, 2019, we were in compliance with all debt and credit agreement covenants and approximately $1.0 million of our $380.0 million credit facility was utilized by outstanding letters of credit.

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

As of June 30, 2019, we have five interest rate swaps associated with $357.5 million of term loan debt. The cash flow hedges convert variable rates ranging from three-month and one-month LIBOR plus 1.85% to 2.15%, to fixed rates ranging from 3.88% to 4.82%. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. At June 30, 2019, the amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $3.0 million.

The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	June 30, 2019	December 31, 2018	Location	June 30, 2019	December 31, 2018
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, non-current	$113	$1,510	Other long-term obligations	$21,333	$2,888

The following table details the effect of derivatives on our Condensed Consolidated Statements of Income:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location	2019	2018	2019	2018
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized loss on interest rate contracts[1]	Interest expense	$—	$(50)	$(18)	$(86)
Loss on hedged debt basis adjustment included in debt extinguishment		—	—	(165)	—
		$—	$(50)	$(183)	$(86)
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
(Loss) income recognized in other comprehensive income, net of tax		$(10,598)	$1,056	$(19,192)	$64
Loss reclassified from accumulated other comprehensive income[1]	Interest expense	$(181)	$(193)	$(262)	$(195)

Interest expense, net		$7,882	$9,356	$13,346	$15,016

[1]	Realized gain (loss) on hedging instruments consist of net cash settlements and interest accruals on interest rate swaps during the periods.

NOTE 11. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	June 30, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$113	$113	$1,510	$1,510
Derivative liabilities related to interest rate swaps (Level 2)	$(21,333)	$(21,333)	$(2,888)	$(2,888)

Long-term debt, including current portion (Level 2):
Term loans	$(689,494)	$(701,935)	$(539,169)	$(539,037)
Senior notes	—	—	(149,786)	(154,328)
Revenue bonds	(65,735)	(67,819)	(94,735)	(93,144)
Medium-term notes	(3,000)	(3,469)	(3,000)	(3,419)
Total long-term debt[1]	$(758,229)	$(773,223)	$(786,690)	$(789,928)

Company owned life insurance asset (COLI) (Level 3)	$3,671	$3,671	$3,104	$3,104

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 12. EQUITY-BASED COMPENSATION

On May 6, 2019 (the Effective Date) the stockholders approved our 2019 Long-Term Incentive Plan (the 2019 Plan). The total amount of PotlatchDeltic common stock authorized for issuance under the 2019 Plan includes, in addition to 1.2 million new shares approved by our stockholders: (i) the total number of shares available for future awards under the Potlatch Corporation 2014 Long-Term Incentive Plan and its predecessor plans (the Prior Plans) as of the Effective Date and (ii) the number of undelivered shares subject to outstanding awards under the Prior Plans that will become available for future issuance as provided for under the 2019 Plan.  At June 30, 2019, approximately 1.5 million shares are available for future use under our long-term incentive plans.

Share-based compensation activity during the six months ended June 30, 2019 included the following:

(Shares in thousands)	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	142	—	5
Restricted Stock Units (RSUs)	74	17	2

A total of 0.3 million shares of common stock were issued during the six months ended June 30, 2019 as a result of RSU and PSA vesting during 2018 and 2019.

The following table details equity-based compensation expense and the related income tax benefit.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Equity-based compensation expense:
Performance share awards	$1,187	$1,074	$2,231	$2,010
Restricted stock units	629	454	1,187	934
Deferred compensation stock equivalent units expense	15	53	31	181
Accelerated share-based termination benefits in connection with the merger	—	86	—	1,764
Total equity-based compensation expense	$1,831	$1,667	$3,449	$4,889

Total tax benefit recognized for equity-based expense	$83	$73	$155	$184

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

Restricted Stock Units

RSU awards accrue dividend equivalents based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. Therefore, the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years and the terms of certain awards follow a vesting schedule within the given time period. The fair value of RSUs granted equaled our common share price on the date of grant. The weighted average fair value of all RSUs granted during the six months ended June 30, 2019 was $36.15.

NOTE 13. INCOME TAXES

As a real estate investment trust (REIT), we generally are not subject to federal and state corporate income taxes on income of the REIT that we distribute to our shareholders. We conduct certain activities through our taxable REIT subsidiaries (TRS), which are subject to corporate level federal and state income taxes. These taxable activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to income or loss of the TRS, as well as permanent book versus tax differences. In addition, we had carryover tax basis in the MDF facility from the Deltic merger and as a result, during the six months ended June 30, 2019, we recorded a reduction to deferred tax liabilities and increase to income taxes payable of $15.8 million at the date of sale. See Note 4: Sale of Deltic MDF Facility for further details.

NOTE 14. LEASES

We lease certain equipment, office space and land. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. We consider our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. Most leases include one or more options to renew, with renewal terms that can extend the lease term between one to five years. The exercise of lease renewal options is at our sole discretion. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Finance leases at June 30, 2019 were insignificant.

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

Balance Sheet Classification

(in thousands)	Classification	June 30, 2019
Assets
Operating lease assets	Other long-term assets	$17,068

Liabilities
Current operating lease liability	Accounts payable and accrued liabilities	$4,982
Noncurrent operating lease liability	Other long-term obligations	12,189
Total lease liabilities		$17,171

Other Operating Lease Information

Six Months Ended
(in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,960
Leased assets exchanged for new operating lease liabilities	$5,789

June 30, 2019
Weighted-average remaining terms (years)	4.50
Weighted-average discount rate	4.16%

Lease costs (excluding short-term leases and variable lease costs, which are immaterial) for the three and six months ended June 30, 2019 were $1.5 million and $2.9 million, respectively.

Maturity of Operating Lease Liabilities

At June 30, 2019, the future minimum lease payment obligations under noncancelable operating leases were as follows:

(in thousands)
2019	$2,916
2020	5,177
2021	4,157
2022	2,492
2023	1,557
After 2023	2,531
Total lease payments	18,830
Less: interest[1]	1,659
Present value of lease liabilities	$17,171

[1]	Calculated using the interest rate for each lease.

Disclosures Related to Periods Prior to Adoption of the New Lease Standard

We did not have any capital leases during 2018. Operating lease rent expense primarily for office space, machinery and equipment was $1.2 million and $2.4 million for the three and six months ended June 30, 2018, respectively.

At December 31, 2018, future minimum lease payment obligations under noncancelable operating leases were as follows:

(in thousands)
2019	$5,130
2020	4,135
2021	3,142
2022	1,538
2023	629
2024 and thereafter	575
Total	$15,149

NOTE 15. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended June 30,
	Pension		OPEB
(in thousands)	2019	2018	2019	2018
Service cost	$1,862	$2,178	$80	$99
Interest cost	4,692	4,390	375	381
Expected return on plan assets	(5,541)	(5,135)	—	—
Amortization of prior service cost (credit)	53	47	(2,211)	(2,220)
Amortization of actuarial loss	3,321	4,144	200	301
Net periodic cost (benefit)	$4,387	$5,624	$(1,556)	$(1,439)

	Six Months Ended June 30,
	Pension		OPEB
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$3,883	$4,091	$185	$143
Interest cost	9,231	8,304	794	700
Expected return on plan assets	(11,095)	(9,843)	—	—
Amortization of prior service cost (credit)	106	93	(4,422)	(4,439)
Amortization of actuarial loss	6,748	8,294	507	656
Net periodic cost (benefit)	$8,873	$10,939	$(2,936)	$(2,940)

During the six months ended June 30, 2019 and 2018, funding of pension and other postretirement employee benefit plans was $3.1 million and $10.4 million, respectively.

NOTE 16. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

During 2019, changes in amounts included in our accumulated other comprehensive loss (AOCL) by component on our Condensed Consolidated Balance Sheets, net of tax, are:

		Pension Plans		OPEB
(in thousands)	Gains and losses on cash flow hedges	Actuarial Loss	Prior Service Cost	Actuarial Loss	Prior Service Credit	Total
Balance at December 31, 2018	$1,560	$128,849	$404	$7,269	$(8,651)	$129,431
Amounts arising during the period	19,192	—	—	—	—	19,192
Amounts reclassified from AOCL to earnings	(262)	(4,994)	(78)	(374)	3,272	(2,436)
Net change	18,930	(4,994)	(78)	(374)	3,272	16,756
Balance at June 30, 2019	$20,490	$123,855	$326	$6,895	$(5,379)	$146,187

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, fair value of hedging instruments and swaps, expected return on pension assets, recognition of compensation costs relating to our performance share awards and RSUs, required contributions to pension plans, expected amortization of unrecognized compensation cost of performance share awards and RSUs, amount of net losses on cash flow hedges expected to be reclassified into earnings in the next 12 months, the U.S. housing market, home repair and remodeling activity, the lumber and log markets, sufficiency of cash to meet operating requirements, funding of 2019 dividends with cash generated by operations, 2019 capital expenditures and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

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

Our business is organized into three business segments: Timberlands, Wood Products and Real Estate. Our Timberlands segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and typically represent a significant portion of the Timberlands segment’s total revenues. Our other segments generally do not generate intersegment revenues. In the discussion of our consolidated results of operations, our revenues and expenses are reported after elimination of intersegment revenues and expenses. In the business segment discussions, each segment’s revenues and expenses, as applicable, are presented before elimination of intersegment revenues and expenses.

The operating results of our Timberlands, Wood Products and Real Estate business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, tariffs, quotas and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber prices, weather conditions, the availability of transportation, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions and other factors.

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

Business and Economic Trends

The demand for timber is directly affected by the underlying demand for lumber and other wood-products, as well as by the demand for pulp, paper and packaging. Our Timberlands and Wood Products segments are impacted by demand for new homes in the United States housing market and by repair and remodeling activity.

During the first half of 2019, U.S. homebuilding fell and new construction permits dropped to a two-year low in June. These declines are a result of land and labor shortages and rising construction costs which are making it difficult for builders to take advantage of lower borrowing costs and construct more affordable housing units. Further, extended inclement weather across the country for a good portion of the first half of 2019 impacted building conditions and delayed the normal start of the building season. As repair and remodel of a property is often done right after buying, repair and remodeling activity in 2019 has seen modest growth as a result of the softening of the housing market.

Lumber prices have seen increases since year-end but remain significantly below first half of 2018 levels as many buyers have maintained low inventories due to the softening demand. However, industry production curtailment positively impacted lumber pricing towards the end of the second quarter of 2019.

In our Timberlands segment, we index a significant portion of our Idaho sawlogs to the price of lumber under long-term supply agreements. The Northern region experienced a decline in sawlog pricing and volume because of the lower lumber pricing and decreased demand as mills were continuing to work through existing higher cost log inventory. The Southern region has seen softwood sawlog prices increase slightly since year-end due to constrained log supply as a result of wet weather. This price increase is expected to be temporary as weather improves, providing better access for logging. Overall Southern log prices remain at relatively low levels as markets will continue to have ample log availability to meet growing demand.

Our Real Estate segment benefited during the second quarter of 2019 from two large rural land sales. Residential and commercial sales in Chenal Valley mainly follow the national housing market trends but do experience microeconomic factors for the area including economic growth and the availability of builders, contractors and workforce to support development efforts.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Income. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Revenues	$215,581	$268,233	$(52,652)	$397,297	$468,130	$(70,833)
Costs and expenses:
Cost of goods sold	175,673	180,906	(5,233)	329,888	320,061	9,827
Selling, general and administrative expenses	14,952	16,892	(1,940)	31,522	30,548	974
Gain on sale of facility	—	—	—	(9,176)	—	(9,176)
Deltic merger-related costs	—	1,018	(1,018)	—	20,273	(20,273)
	190,625	198,816	(8,191)	352,234	370,882	(18,648)
Operating income	24,956	69,417	(44,461)	45,063	97,248	(52,185)
Interest expense, net	(7,882)	(9,356)	1,474	(13,346)	(15,016)	1,670
Loss on extinguishment of debt	—	—	—	(5,512)	—	(5,512)
Non-operating pension and other postretirement benefit costs	(889)	(1,908)	1,019	(1,869)	(3,765)	1,896
Income before income taxes	16,185	58,153	(41,968)	24,336	78,467	(54,131)
Income tax benefit (expense)	952	(12,005)	12,957	(639)	(17,722)	17,083
Net income	$17,137	$46,148	$(29,011)	$23,697	$60,745	$(37,048)
Total Adjusted EBITDDA[1]	$49,080	$94,208	$(45,128)	$77,332	$158,940	$(81,608)

[1]	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Second Quarter 2019 Compared with Second Quarter 2018

Revenues

Revenues were $215.6 million, a decrease of $52.7 million compared with the same period in 2018. Revenues decreased as a result of lower lumber prices, and lower sawlog prices and volumes in the Northern region.  Revenues were further impacted by lower harvest volume in the Southern region as a result of inclement weather. In addition, the second quarter of 2018 included the operations of the Deltic MDF facility which was sold in the first quarter of 2019. These second quarter decreases were partly offset by a 1,787-acre rural real estate sale outside of Little Rock, Arkansas for $11,000 per acre; the property was originally acquired in the Deltic merger. We also completed the sale of 8,000 acres of non-strategic timberlands in Minnesota for just over $800 per acre to a conservation entity representing the second part of a multi-year option with this entity. This conservation entity purchased 8,000 acres of similar non-strategic timberlands in Minnesota for $900 per acre during the second quarter of 2018.

Cost of goods sold

Cost of goods sold decreased $5.2 million compared with the same period in 2018, primarily due to lower logging and hauling costs as a result of decreased harvest activities as well as lower freight costs due to transportation becoming more widely available than during the same period in the prior year. The second quarter of 2018 also reflects the activities of the Deltic MDF facility. These decreases were partially offset by increased basis in land sold due to the two large rural real estate sales discussed above and increased lumber shipments.

Selling, general and administrative expenses

Selling, general and administrative expenses for the second quarter of 2019 were $15.0 million compared with $16.9 million during the same period in 2018. The decrease compared to the second quarter of 2018 is primarily due to lower estimated performance-based variable compensation and lower consultant and professional service fees.

Deltic merger-related costs

Merger-related costs for the second quarter 2018 were $1.0 million. This included $0.4 million in merger costs for various professional fees including legal fees, accounting and appraisal fees. Restructuring costs were $0.6 million, consisting primarily of termination benefits and costs associated with systems integration.

Interest expense, net

Interest expense, net was $7.9 million, compared with $9.4 million for the same period in 2018. The decline in interest expense is primarily due to refinancing $150.0 million of 7.5% Senior Notes with a new long-term loan and interest rate swap to fix the rate at 4.56% in January 2019. See Note 9: Debt in the Notes to Condensed Consolidated Financial Statements for a more detailed discussion of our borrowings.

Income taxes

The provision for income taxes for the second quarter 2019 was a $1.0 million benefit compared with a $12.0 million expense for the prior year period. Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the three months ended June 30, 2019, the TRS’s loss before income tax was $6.5 million. For the same period last year, the TRS’s income before income tax was $46.1 million. The second quarter of 2019 also includes built-in gains taxes associated with certain sales of land held by the REIT, which were acquired in the Deltic merger.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the second quarter of 2019 was $49.0 million compared to $94.2 million in the second quarter of 2018. The decrease in Total Adjusted EBITDDA was driven primarily by decreased lumber pricing, lower realizations on indexed Idaho sawlogs and decreased harvest volumes. These decreases were partially offset by increased lumber shipments, increased sawlog prices in the South and rural land sales in Arkansas. Refer to the Business Segments Results below for further discussions on activities for each of our segments.

See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Year to Date 2019 Compared with Year to Date 2018

Revenues

Revenues were $397.3 million, a decrease of $70.8 million compared with the same period in 2018. Revenues decreased as a result of lower lumber prices, and lower sawlog prices and volumes in the Northern region.  Revenues were further impacted by lower harvest volumes in the Southern region as a result of inclement weather during the first six months of 2019 hampering logging activities. 2018 also included approximately 4.5 months of incremental activity from the Deltic MDF facility which was sold in the first quarter of 2019. These decreases were partly offset by increased sawlog and pulpwood price realization in the Southern region, increased lumber shipments and a large rural real estate sale in Arkansas discussed above.

Cost of goods sold

Cost of goods sold increased $9.8 million compared with the same period in 2018. This increase was due to higher lumber shipments primarily as a result of a full six months of the acquired Deltic lumber operations. In addition, basis in land sold increased due to the large land sale in Arkansas discussed above. These increases were partially offset by lower logging and hauling costs, less depletion due to lower harvest volumes and operations at the Deltic MDF facility for 4.5 months in 2018 compared to 1.5 months in 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first six months of 2019 were $31.5 million compared with $30.5 million during the same period in 2018 primarily due to increased depreciation and amortization, insurance costs and employee benefits. These cost increases are partly offset by lower estimated performance-based variable compensation.

Deltic merger-related costs

Merger-related costs for the six months ended June 30, 2018 were $20.3 million. This included $10.6 million in merger costs for investment banking fees, legal fees, accounting and appraisal fees and other costs related to filing the joint proxy/prospectus for the merger. Also included were restructuring costs of $9.7 million, consisting primarily of termination benefits, which included accelerated share-based payment costs for qualifying terminations.

Gain on sale of facility

On December 20, 2018, we entered into an Asset Purchase and Sale Agreement with Roseburg Forest Products Co. to sell the Deltic MDF facility for $92.0 million. The transaction closed on February 12, 2019 resulting in a $9.2 million pre-tax gain on sale. See Note 4: Sale of Deltic MDF Facility in the Notes to Condensed Consolidated Financial Statements.

Interest expense, net

Interest expense, net was $13.3 million, compared with $15.0 million for the same period in 2018. The decline in interest expense is primarily due to increased patronage dividends from our lenders and reduced interest costs from the $150.0 million refinancing in January 2019 described above. These decreases were partly offset by a full six months of interest expense in 2019 associated with $230.0 million of long-term debt assumed or refinanced in connection with the Deltic merger in 2018.

Loss on extinguishment of debt

As part of the $150.0 million Senior Notes redemption in January 2019 we incurred a redemption premium of $4.9 million and wrote off certain unamortized debt costs. See Note 9: Debt in the Notes to Condensed Consolidated Financial Statements.

Income taxes

The provision for income taxes for first six months of 2019 was $0.6 million compared with $17.7 million for the prior year period. Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the six months ended June 30, 2019, the TRS’s income before income tax was $0.7 million, which includes the gain on sale of the Deltic MDF facility. For the same period last year, the TRS’s income before income tax was $69.1 million. Income tax also includes built-in gains taxes associated with certain sales of land held by the REIT during the first half of 2019, which were acquired in the Deltic merger.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first six months of 2019 was $77.3 million compared to $158.9 million for the same period in 2018. The decrease in Total Adjusted EBITDDA was driven primarily by decreased lumber pricing year over year, lower realizations on indexed Idaho sawlogs and decreased harvest volumes. These decreases were partially offset by increased lumber shipments, increased sawlog prices in the South and the rural land sale in Arkansas. Refer to the Business Segments Results below for further discussions on activities for each of our segments.

See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Revenues[1]	$66,881	$92,511	$(25,630)	$135,039	$169,017	$(33,978)
Costs and expenses:
Logging and hauling	30,536	37,306	(6,770)	63,452	69,205	(5,753)
Other	8,530	9,390	(860)	15,194	14,725	469
Selling, general and administrative expenses	1,684	2,124	(440)	3,412	3,699	(287)
Timberlands Adjusted EBITDDA[2]	$26,131	$43,691	$(17,560)	$52,981	$81,388	$(28,407)

[1]

Prior to elimination of intersegment fiber revenues of $25.8 million and $34.3 million for the three months ended June 30, 2019 and 2018, and $50.7 million and $61.3 million for the six months ended June 30, 2019 and 2018, respectively.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 6: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
Harvest Volumes (in tons)	2019	2018	Change	2019	2018	Change
Northern region
Sawlog	324,556	377,636	(53,080)	698,421	826,418	(127,997)
Pulpwood	30,520	31,389	(869)	79,163	76,817	2,346
Stumpage	—	4,222	(4,222)	7,376	10,058	(2,682)
Total	355,076	413,247	(58,171)	784,960	913,293	(128,333)

Southern region
Sawlog	448,918	580,296	(131,378)	861,752	929,880	(68,128)
Pulpwood	341,909	439,551	(97,642)	715,173	738,104	(22,931)
Stumpage	22,807	92,988	(70,181)	65,156	125,320	(60,164)
Total	813,634	1,112,835	(299,201)	1,642,081	1,793,304	(151,223)

Total harvest volume	1,168,710	1,526,082	(357,372)	2,427,041	2,706,597	(279,556)

Sales Price/Unit ($ per ton)
Northern region[1]
Sawlog	$94	$131	$(37)	$90	$120	$(30)
Pulpwood	$38	$41	$(3)	$41	$40	$1
Stumpage	$—	$14	$(14)	$14	$14	$—

Southern region[1]
Sawlog	$47	$43	$4	$46	$42	$4
Pulpwood	$33	$31	$2	$32	$30	$2
Stumpage	$6	$11	$(5)	$7	$12	$(5)
						-
[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018:

(in thousands)	Three Months Ended	Six Months Ended
Timberlands Adjusted EBITDDA June 30, 2018	$43,691	$81,388
Sales price and mix	(9,262)	(22,833)
Harvest volume	(10,032)	(7,947)
Other revenue	1,052	2,303
Logging and hauling costs per unit	(619)	252
Forest management	624	(240)
Administrative, indirect and overhead costs	677	58
Timberlands Adjusted EBITDDA June 30, 2019	$26,131	$52,981

Second Quarter 2019 Compared with Second Quarter 2018

Timberlands Adjusted EBITDDA for the second quarter of 2019 was $26.1 million, a decrease of $17.6 million compared with the same period in 2018. The change in Timberlands Adjusted EBITDDA is primarily the result of the following:

•

Sales Price and Mix: Sawlog prices in the North declined 28.2%, to $94 per ton resulting from the effect of lower lumber price realization on indexed sawlogs in Idaho. This was partially offset by sawlog prices in the South increasing 9.3% to $47 per ton, primarily due to constrained log supply as a result of wet weather resulting in tight mill inventory driving increased competition and prices paid for logs.

•

Harvest Volume: We harvested 813.6 thousand tons in the South, which was down 26.9% compared to the second quarter of 2018 primarily due to continued wet weather conditions hampering logging activities compared to favorable conditions in the prior year. Harvest volume was further impacted by lower tons harvested in the North primarily due to full log yards in the region and less favorable harvest conditions compared to the prior year.

•	Other Revenue: Other revenue increased primarily due to the Deltic merger which added more acres generating hunting lease income and natural gas and oil royalties.
•

Logging and Hauling Cost per Unit: Log and haul costs in the South are approximately half of the costs in the North on a per-ton basis. The decrease in the percentage of Southern production compared to the prior year resulted in an increase on a per unit basis.

•

Forest Management and Other: Forest management, administrative, indirect and overhead costs favorably impacted Timberlands Adjusted EBITDDA primarily due to timing of forest management expense and selling, general and administrative cost savings associated with the Deltic Merger.

Year to Date 2019 Compared with Year to Date 2018

Timberlands Adjusted EBITDDA for the first six months of 2019 was $53.0 million, a decrease of $28.4 million compared with the same period in 2018. The change in Timberlands Adjusted EBITDDA is primarily the result of the following:

•

Sales Price and Mix: Sawlog prices in the North declined 25.0%, to $90 per ton resulting from the effect of lower lumber price realization on Idaho sawlogs. This was partially offset by sawlog prices in the South increasing 9.5% to $46 per ton, primarily due to constrained log supply as a result of wet weather and increased competition and prices paid for logs.

•

Harvest Volume: We harvested 1,642.1 thousand tons in the South, which was down 8.4% compared to the prior year, primarily due to extended wet weather during the first six months of 2019 hampering logging operations. Harvest volume has been further impacted by lower harvest volumes in the North due to full log yards in the region and less favorable logging conditions compared to prior year.  These decreases were partly offset by the acquired Deltic operations for all of the first half of 2019 and only 4.5 months in the first half of 2018.

•	Other Revenue: Other revenue increased primarily due to the Deltic merger which added more acres generating hunting lease income and natural gas and oil royalties.

•

Logging and Hauling Cost per Unit: Log and haul costs in the South are approximately half of the costs in the North on a per-ton basis. The shift to a higher proportion of Southern harvest during the first half of 2019 versus 2018 resulted in a decrease on a per unit basis.

•	Forest Management and Other: Forest management costs unfavorably impacted Timberlands Adjusted EBITDDA compared to the first half of 2018 primarily due to six months of Deltic operations in 2019.

Wood Products Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Revenues	$138,030	$193,585	$(55,555)	$270,336	$333,400	$(63,064)
Costs and expenses[1]
Fiber costs	68,988	75,274	(6,286)	138,015	133,964	4,051
Freight, logging and hauling	17,729	19,663	(1,934)	33,953	35,618	(1,665)
Manufacturing costs	45,080	49,716	(4,636)	92,521	87,068	5,453
Finished goods inventory change	6,213	(4,800)	11,013	(3,879)	(7,950)	4,071
Selling, general and administrative expenses	2,093	2,166	(73)	4,543	4,180	363
Other	(2)	—	(2)	28	4	24
Wood Products Adjusted EBITDDA[2]	$(2,071)	$51,566	$(53,637)	$5,155	$80,516	$(75,361)

[1]

Prior to elimination of intersegment fiber costs of $25.8 million and $34.3 million for the three months ended June 30, 2019 and 2018, and $50.7 million and $61.3 million for the six months ended June 30, 2019 and 2018, respectively.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 6: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Lumber shipments (MBF)[1]	272,523	259,249	13,274	510,926	463,394	47,532
Lumber sales prices ($ per MBF)	$378	$517	$(139)	$379	$495	$(116)

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018:

(in thousands)	Three Months Ended	Six Months Ended
Wood Products Adjusted EBITDDA June 30, 2018	$51,566	$80,516
Lumber:
Price	(35,658)	(51,401)
Manufacturing costs per unit	(3,641)	(4,830)
Log costs	(593)	(183)
Inventory charge	(7,396)	(7,396)
Residuals, panels and other	(7,180)	(11,890)
Administrative, indirect and overhead costs	831	339
Wood Products Adjusted EBITDDA June 30, 2019	$(2,071)	$5,155

Second Quarter 2019 Compared with Second Quarter 2018

Lumber shipments were 272.5 million board feet in the second quarter of 2019, an increase of 13.3 million board feet compared to the second quarter of 2018. This increase was due to transportation challenges in the North during the first quarter of 2019 which shifted shipments into the second quarter 2019.

Wood Products Adjusted EBITDDA for second quarter 2019 was $(2.1) million, a decrease of $53.7 million compared with the second quarter of 2018 primarily due to the following:

•	Lumber Price: Average lumber sales prices decreased to $378 per MBF compared with $517 per MBF during the second quarter of 2018.
•

Manufacturing Costs Per Unit: Wet weather in the South during the second quarter of 2019 reduced the availability of larger diameter logs requiring us to source more smaller diameter logs compared to the second quarter of 2018. This shift in the mix to smaller diameter logs resulted in unfavorable log recoveries and production rates compared to the second quarter of 2018. In addition, we completed significant planned capital and maintenance projects which required downtime that was not present in the second quarter of 2018 and unfavorably impacted manufacturing costs per unit.

•	Inventory Charge: Lumber inventory at the end of the second quarter was written down $7.4 million to net realizable value. There were no similar charges during the three months ended June 30, 2018.
•

Residual Sales, Panels and Other: Residual sales increased due to the addition of the Deltic mills, including residual sales during the second quarter 2019 to the former Deltic MDF facility which are now included in residual revenue following the sale of the facility to a third-party. These favorable variances were more than offset by lower Adjusted EBITDDA generated by the panel operations. The second quarter of 2018 includes 3 months of operations at the Deltic MDF facility that was sold in February 2019.

Year to Date 2019 Compared with Year to Date 2018

Lumber shipments increased 47.5 million board feet to 510.9 million board feet in the first half of 2019 compared to 463.4 million board feet during the first half of 2018. This increase was primarily due to a full six months of operations and increased production at the Deltic mills in 2019. Wood Products Adjusted EBITDDA for the first six months of 2019 was $5.2 million, a decrease of $75.4 million compared with the same period in 2018 primarily due to the following:

•	Lumber Price: Average lumber sales prices decreased to $379 per MBF compared with $495 per MBF during the same period in 2018.
•

Manufacturing Costs Per Unit: Cold temperatures in the North during the first quarter of 2019 and into April, and wet weather in the South requiring us to source smaller diameter logs in the South during the first half of 2019 resulted in unfavorable log recoveries and production rates compared to the first half of 2018. In addition, we completed significant planned capital and maintenance projects which required more downtime than projects during the first half of 2018. The first six months of 2018 includes 4.5 months of operations at the Deltic MDF facility that was sold in February 2019.

•	Inventory Charge: Lumber inventory at the end of the second quarter was written down $7.4 million to net realizable value. There were no similar charges during the six months ended June 30, 2018.
•

Residual Sales, Panels and Other: Residual sales increased due to the addition of the Deltic mills, including residual sales to the former Deltic MDF facility which are now included in residual revenue following the sale of the facility to a third-party in February 2019. These favorable variances were more than offset by lower EBITDDA generated by the panel operations.

Real Estate Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Revenues	$36,432	$16,431	$20,001	$42,596	$26,986	$15,610
Costs and expenses
Costs of goods sold	3,787	3,184	603	6,041	4,611	1,430
Selling, general and administrative expenses	1,329	947	382	2,536	2,073	463
Real Estate Adjusted EBITDDA[1]	$31,316	$12,300	$19,016	$34,019	$20,302	$13,717

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 6: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended June 30,
	2019		2018
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	2,498	$8,551	1,133	$2,113
Recreation real estate	1,636	$1,382	2,280	$1,290
Non-strategic timberland	8,241	$813	8,158	$899
Total	12,375	$2,450	11,571	$1,095

	Three Months Ended June 30,
Development Real Estate	2019		2018
	Lots Sold	Average $/ Lot	Lots Sold	Average $/ Lot
Residential lots	44	$85,345	13	$74,054

Rural Real Estate	Six Months Ended June 30,
	2019		2018
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	3,257	$7,302	2,929	$2,286
Recreation real estate	2,779	$1,315	5,741	$1,161
Non-strategic timberland	8,681	$818	9,045	$900
Total	14,717	$2,347	17,715	$1,214

	For the Six Months Ended June 30,
Development Real Estate	2019		2018
	Lots Sold	Average $/ Lot	Lots Sold	Average $/ Lot
Residential Lots	51	$86,825	25	$86,016

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018:

(in thousands)	Three Months Ended	Six Months Ended
Real Estate Adjusted EBITDDA June 30, 2018	$12,300	$20,302
Rural real estate sales	17,645	13,033
Development real estate sales	2,356	2,578
Selling, general and administrative expenses	(380)	(461)
Other costs, net	(605)	(1,433)
Real Estate Adjusted EBITDDA June 30, 2019	$31,316	$34,019

Second Quarter 2019 Compared with Second Quarter 2018

Real Estate Adjusted EBITDDA for the second quarter of 2019 was $31.3 million, an increase of $19.0 million compared with the same period in 2018. The increase in Real Estate Adjusted EBITDDA is primarily the result of the following:

•

Rural Real Estate Sales: Rural real estate sales can vary quarter-to-quarter. Second quarter 2019 included the sale of 1,787 acres outside of Little Rock, Arkansas for $11,000 per acre and the sale of 8,000 acres of non-strategic timberlands in Minnesota to a conservation entity representing the second part of a multi-year option with this entity. Second quarter of 2018 included the sale of 8,000 acres of non-strategic timberlands in Minnesota to this same conservation entity at a slightly higher price per acre. The average price per acre fluctuates based on both the geographic area of the real estate and product mix.

•

Development Real Estate Sales: Real estate development sales favorably impacted Real Estate Adjusted EBITDDA during the second quarter of 2019 due to increased lot sales at Chenal Valley.  During the second quarter of 2019 we sold 44 lots at an average lot price of $85.3 thousand compared to 13 lots at an average lot price of $74.1 thousand during the second quarter of 2018. The average price per lot fluctuates based on a variety of factors including location within the developments and lot type.

Year to Date 2019 Compared with Year to Date 2018

Real Estate Adjusted EBITDDA for the first half of 2019 was $34.0 million, an increase of $13.7 million compared with the same period in 2018. The increase in Real Estate Adjusted EBITDDA is primarily the result of the following:

•

Rural Real Estate Sales: The first six months of 2019 benefitted from the 1,787-acre sale in Arkansas and the 8,000-acre non-strategic timberlands sales in Minnesota. The first six months of 2018 included the sale of 8,000 acres of non-strategic timberlands in Minnesota to this same conservation entity at a slightly higher price per acre.  In addition, during the first six months of 2019 we sold fewer recreation real estate acres, but at a higher price per acre, compared to 2018.

•

Development Real Estate Sales: Real estate development sales favorably impacted Real Estate Adjusted EBITDDA during the first six months of 2019 due to increased lot sales at Chenal Valley.  During the first six months of 2019 we sold 51 lots at an average lot price of $86.8 thousand compared to 25 lots at an average lot price of $86.0 thousand during the first six months of 2018.

Liquidity and Capital Resources

As of June 30, 2019, our cash and cash equivalents were $98.0 million, an increase of $21.3 million from December 31, 2018. Changes in significant sources of cash for the six months ended June 30, 2019 and 2018 are presented by categories as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$67,521	$95,355
Net cash provided by (used in) investing activities	$35,256	$(14,705)
Net cash used in financing activities	$(84,248)	$(75,388)

Net Cash from Operations

Net cash provided by operating activities was $67.5 million for the first half of 2019, compared with $95.4 million for the first half of 2018. This $27.8 million decrease was primarily attributable to decreased cash receipts from customers of $41.8 million due to lower lumber and log prices as well as changes in sales volume year over year.  Cash payments to vendors increased $25.0 million during the first six months of 2019 compared to 2018 as a result of the addition of the Deltic operations for the first half of 2019 and only 4.5 months during the first half of 2018. See Business Segment Results for additional information.

In addition to decreases in customer receipts and increases in vendor payments in 2019, cash provided by operating activities in 2019 compared to 2018 was affected by:

•	Cash payments of $19.7 million associated with the $20.3 million of merger expense during the first six months of 2018 that did not reoccur during 2019.
•	Cash contributions of $3.1 million to our pension and other postretirement employee benefit plans compared to $10.4 million during the first six months of 2018.
•	Tax refunds of $0.6 million during the first six months of 2019 compared to $9.8 million tax payments during the first six months of 2018.

Net Cash Flows from Investing Activities

Net cash provided by investing activities was $35.3 million for the six months ended June 30, 2019, compared with $14.7 million used in 2018.

•	We spent $24.0 million for timberland and timberlands and property, plant and equipment capital expenditures in the first half of 2019 compared to $18.7 million during the first half of 2018.
•	We received $58.8 million of net cash proceeds from the Deltic MDF facility sale in February 2019. See Note 4: Sale of Deltic MDF Facility in the Notes to Condensed Consolidated Financial Statements.
•	We acquired $3.4 million of cash from the merger with Deltic during the first quarter of 2018.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $84.2 million and $75.4 million for the six months ended June 30, 2019 and 2018, respectively.

•

In January 2019, we refinanced $150.0 million of Senior Notes due in 2019 with a $150.0 million variable rate term loan that will mature in 2029. Concurrent with the borrowing, we entered into an interest rate swap associated with the new term loan to fix the rate at 4.56%. Upon the refinancing, we redeemed and paid all outstanding Senior Notes, including a redemption premium of $4.9 million.

•	During the six months ended June 2018, we repaid $20.3 million of net debt and paid $2.4 million in loan fees.
•

Cash distributions to stockholders were $53.9 million in the first half of 2019, compared with $50.2 million in the first six months of 2018. Our quarterly dividend increased approximately $1.6 million due to the issuance of approximately 4.8 million additional shares in November of 2018 related to the special distribution of Deltic’s accumulated earnings and profits as of the merger date net of the 0.7 million shares repurchased under the 2018 Repurchase Program. See Note 6: Earnings Per Share in the Notes to Condensed Consolidated Financial Statements.

•	During the first six months of 2019 we repurchased 686,240 shares of our common stock totaling $25.2 million.

Future Cash Requirements

We expect to fund our 2019 dividends primarily with cash generated by our operations. There are limits on our ability to utilize cash dividends from PotlatchDeltic TRS to our REIT to fund our dividend. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from PotlatchDeltic TRS and other non-qualifying types of income. This requirement may limit our ability to fund dividends to stockholders using cash flows from PotlatchDeltic TRS.

We invest cash in maintenance and discretionary capital expenditures for our facilities in our Wood Products operations. We evaluate discretionary capital improvements based on an expected level of return on investment. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. In total, we expect we will spend approximately $65 to $70 million in Woods Products, Timberlands and Real Estate segments in 2019.

On August 30, 2018, the board of directors authorized the repurchase up to $100.0 million of common stock with no time limit set for the repurchase. At June 30, 2019, we had remaining authorization of $74.8 million for future stock repurchase under the 2018 repurchase program. Stock repurchases in the future will depend on a variety of factors including our cash position, our desired level of liquidity, debt covenant restrictions and our stock price.

Capital Structure

	June 30,	December 31,
(in thousands)	2019	2018
Long-term debt	$756,082	$755,364
Cash and cash equivalents	(97,970)	(76,639)
Net debt	658,112	678,725
Market capitalization[1]	2,618,910	2,137,915
Enterprise value	$3,277,022	$2,816,640

Net debt to enterprise value	20.1%	24.1%
Dividend yield[2]	4.1%	5.1%
Weighted-average cost of debt, after tax[3]	3.4%	3.5%

[1]	Market capitalization is based on outstanding shares of 67.2 million and 67.6 million times closing share prices of $38.98 and $31.64 as of June 30, 2019, and December 31, 2018, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.60 and share prices of $38.98 and $31.64 as of June 30, 2019, and December 31, 2018, respectively.
[3]	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

Adjusted EBITDDA is a non-GAAP measure that management uses as a performance measure to allocate resources between segments, to evaluate performance of the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. This measure should not be considered in isolation from and is not intended to represent an alternative to, our results reported in accordance with GAAP. Management believes that this non-GAAP measure, when read in conjunction with our GAAP financial statements, provides useful information to investors by facilitating the comparability of our ongoing operating results over the periods presented, the ability to identify trends in our underlying business and the comparison of our operating results against analyst financial models and operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.

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

We reconcile Total Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measure. See Note 6: Segment Information to the Notes to Condensed Consolidated Financial Statements included herein for the reconciliation for our segments.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$17,137	$46,148	$23,697	$60,745
Interest, net	7,882	9,356	13,346	15,016
Income tax (benefit) expense	(952)	12,005	639	17,722
Depreciation, depletion and amortization	16,727	20,950	32,524	33,146
Basis of real estate sold	7,427	2,820	8,983	6,425
Loss on extinguishment of debt	—	—	5,512	—
Non-operating pension and other postretirement benefit costs	889	1,908	1,869	3,765
Deltic merger related costs	—	1,018	—	20,273
Gain on sale of facility	—	—	(9,176)	—
Inventory purchase price adjustment in cost of goods sold	—	—	—	1,849
(Gain) loss on fixed assets	(30)	3	(62)	(1)
Total Adjusted EBITDDA	$49,080	$94,208	$77,332	$158,940

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

The following table provides a reconciliation of Cash Provided by Operating Activities to CAD:

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash provided by operating activities[1]	$67,521	$95,355
Capital expenditures	(23,970)	(18,655)
CAD	$43,551	$76,700
Net cash provided by (used in) investing activites[2]	$35,256	$(14,705)
Net cash used in financing activities	$(84,248)	$(75,388)

[1]

Cash from operating activities for the six months ended June 30, 2019 and 2018 includes cash paid for Deltic merger-related costs of $0.0 million and $19.7 million, respectively, and cash paid for real estate development expenditures of $4.5 million and $1.7 million, respectively.

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

As of June 30, 2019, we were in compliance with all debt and credit agreement covenants, there were no borrowings under the revolving line of credit and approximately $1.0 million of the $380.0 million credit facility was utilized by outstanding letters of credit.

The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of June 30, 2019:

	Covenant Requirement		Actual at June 30, 2019
Interest coverage ratio	≥	3.00 to 1.00	6.65
Leverage ratio	≤	40%	20%

Contractual Obligations

Other than the $150.0 million refinance of the 7.50% Senior Notes described in Note 9: Debt in the Notes to Condensed Consolidated Financial Statements and the associated $150.0 million interest rate swap associated with our refinance of the Senior Notes, which are incorporated herein by reference, there have been no material changes to our contractual obligations in the six months ended June 30, 2019 outside the ordinary course of business.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. During 2018, both Moody’s and Standard and Poor upgraded our debt rating to investment grade. There have been no changes in our credit rating during the six months ended June 30, 2019.

Off-Balance Sheet Arrangements

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

Critical Accounting Policies and Estimates

There have been no significant changes during 2019 to our critical accounting policies presented in our 2018 Annual Report on Form 10-K.

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

Quantitative Information about Market Risks

The table below provides information about our outstanding long-term debt, weighted-average interest rates and interest rate swaps as of June 30, 2019. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve.

	EXPECTED MATURITY DATE
(in thousands)	2019	2020	2021	2022	2023	THEREAFTER	TOTAL	FAIR VALUE
Variable rate debt:
Principal due	$40,000	$40,000	$40,000	$—	$—	$277,500	$397,500	$397,500
Average interest rate	3.76%	3.78%	3.70%	—	—	3.82%	3.80%
Fixed rate debt:
Principal due	$—	$6,000	$—	$43,000	$40,000	$275,735	$364,735	$375,723
Average interest rate	—	3.70%	—	4.60%	4.49%	3.98%	4.10%
Interest rate swaps:
Variable to fixed	$—	$40,000	$40,000	$—	$—	$277,500	$357,500	$(21,220)
Average pay rate	—	2.84%	2.92%	—	—	2.66%	2.71%
Average receive rate	—	1.88%	1.80%	—	—	1.90%	1.89%

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2019. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of June 30, 2019.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). During the six months ended June 30, 2019, we repurchased 686,240 shares of common stock for $25.2 million (including transaction costs) under the 2018 Repurchase Program. Transaction costs are not counted against authorized funds. All common stock purchases were made in open-market transactions. At June 30, 2019, we had remaining authorization of $74.8 million for future stock repurchases under the 2018 Repurchase Program.

The following table provides information with respect to purchases of common stock made by the company during second quarter 2019:

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 - April 30	—	$—	—	$89,850,409
May 1 - May 31	348,342	$37.33	348,342	$76,845,710
June 1 - June 30	58,951	$33.90	58,951	$74,847,525
Total	407,293	$36.84	407,293	$74,847,525

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
(3)(a)*	Third Restated Certificate of Incorporation of the Registrant, effective February 20, 2018, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.
(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.
(4)	See Exhibits (3)(a) and (3)(b). The registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.
10(a)*	PotlatchDeltic Corporation 2019 Long-Term Incentive Plan filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.
10(a)(i)*	Form of 2019 Long-Term Incentive Plan RSU Notice and Agreement filed as Exhibits 10.2 and 10.3 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.
10(a)(ii)*	Form of 2019 Long-Term Incentive Plan Performance Share Award Notice and Agreement filed as Exhibits 10.5 and 10.6 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.
10(a)(iii)*	Form of 2019 Long-Term Incentive Plan Award Director Notice and RSU Agreement filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.
(101)

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed on July 31, 2019 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months June 30, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018 and (vi) the Notes to Condensed Consolidated Financial Statements.

* Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ WAYNE WASECHEK
Wayne Wasechek
Corporate Controller (Duly Authorized; Principal Accounting Officer)

Date:	July 31, 2019