Form 10-Q
period 2019-09-30
POTLATCHDELTIC CORP
filed 2019-10-30
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of October 28, 2019 was 67,221,086.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenues	$226,302	$289,199	$623,599	$757,329
Costs and expenses:
Cost of goods sold	182,634	195,584	512,522	515,645
Selling, general and administrative expenses	12,472	14,901	43,994	45,449
Gain on sale of facility	—	—	(9,176)	—
Deltic merger-related costs	—	972	—	21,245
	195,106	211,457	547,340	582,339
Operating income	31,196	77,742	76,259	174,990
Interest expense, net	(8,475)	(10,109)	(21,821)	(25,125)
Loss on extinguishment of debt	—	—	(5,512)	—
Non-operating pension and other postretirement employee benefit costs	(935)	(1,942)	(2,804)	(5,707)
Income before income taxes	21,786	65,691	46,122	144,158
Income tax expense	(1,221)	(5,355)	(1,860)	(23,077)
Net income	$20,565	$60,336	$44,262	$121,081

Net income per share:
Basic	$0.30	$0.96	$0.65	$2.06
Diluted	$0.30	$0.93	$0.65	$2.03
Dividends per share	$0.40	$0.40	$1.20	$1.20
Weighted-average shares outstanding:
Basic	67,446	62,986	67,781	58,765
Diluted	67,545	64,722	67,848	59,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$20,565	$60,336	$44,262	$121,081
Other comprehensive (loss) income, net of tax:
Pension and other postretirement employee benefits:
Amortization of prior service credit included in net income, net of tax benefit of $(562), $(565), $(1,684) and $(1,695)	(1,598)	(1,608)	(4,792)	(4,824)
Amortization of actuarial loss included in net income, net of tax expense of $943, $1,164, $2,829 and $3,491	2,685	3,311	8,053	9,934
Cash flow hedges, net of tax (benefit) expense of $(387), $166, $(1,300) and $386	(6,978)	1,591	(25,908)	1,850
Other comprehensive (loss) income, net of tax	(5,891)	3,294	(22,647)	6,960
Comprehensive income	$14,674	$63,630	$21,615	$128,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$94,747	$76,639
Customer receivables, net	27,214	21,405
Inventories, net	54,202	60,805
Other current assets	23,492	22,675
Assets held for sale	—	80,674
Total current assets	199,655	262,198
Property, plant and equipment, net	278,587	272,193
Investment in real estate held for development and sale	76,924	79,537
Timber and timberlands, net	1,649,196	1,672,815
Intangible assets, net	17,244	17,828
Other long-term assets	35,448	21,281
Total assets	$2,257,054	$2,325,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$78,274	$60,993
Current portion of long-term debt	39,995	39,973
Current portion of pension and other postretirement employee benefits	5,997	5,997
Liabilities held for sale	—	29,321
Total current liabilities	124,266	136,284
Long-term debt	716,350	715,391
Pension and other postretirement employee benefits	110,548	110,659
Deferred tax liabilities, net	14,913	32,009
Other long-term obligations	55,248	16,730
Total liabilities	1,021,325	1,011,073
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued and outstanding 67,221 and 67,570 shares	67,221	67,570
Additional paid-in capital	1,664,333	1,659,031
Accumulated deficit	(343,747)	(282,391)
Accumulated other comprehensive loss	(152,078)	(129,431)
Total stockholders’ equity	1,235,729	1,314,779
Total liabilities and stockholders' equity	$2,257,054	$2,325,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,262	$121,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	52,589	53,685
Basis of real estate sold	14,211	10,673
Gain on sale of facility	(9,176)	—
Loss on extinguishment of debt	5,512	—
Change in deferred taxes	(16,943)	13,879
Pension and other postretirement employee benefits	8,907	12,221
Equity-based compensation expense	5,362	6,518
Other, net	(2,692)	(1,220)
Change in working capital and operating-related activities, net	13,745	(9,429)
Real estate development expenditures	(5,738)	(3,081)
Funding of pension and other postretirement employee benefits	(4,612)	(55,959)
Net cash provided by operating activities	105,427	148,368

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(25,596)	(18,496)
Timberlands reforestation and roads	(13,269)	(12,464)
Acquisition of timber and timberlands	(278)	(166)
Proceeds on sale of facility	58,793	—
Proceeds on disposition of property, plant and equipment	2,017	11
Other, net	520	644
Cash and cash equivalents acquired in Deltic merger	—	3,419
Net cash provided by (used in) investing activities	22,187	(27,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(80,834)	(75,305)
Proceeds from Potlatch revolving line of credit	—	100,000
Repayment of Potlatch revolving line of credit	—	(100,000)
Repayment of Deltic revolving line of credit	—	(106,000)
Proceeds from issue of long-term debt	150,000	100,000
Repayment of long-term debt	(150,000)	(14,250)
Premiums and fees on debt retirement	(4,865)	—
Repurchase of common stock	(25,173)	—
Other, net	(393)	(4,975)
Net cash used in financing activities	(111,265)	(100,530)
Change in cash, cash equivalents and restricted cash	16,349	20,786
Cash, cash equivalents and restricted cash at beginning of period	79,441	120,457
Cash, cash equivalents and restricted cash at end of period	$95,790	$141,243

NONCASH INVESTING AND FINANCING ACTIVITIES
Long-term debt assumed by buyer in sale of facility	$29,000	$—
Accrued property, plant and equipment additions	$453	$785
Accrued timberlands reforestation and roads	$1,406	$1,034
Equity issued as consideration for our merger with Deltic	$—	$1,142,775
Earnings and profits distribution payable	$—	$222,000

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2019	September 30, 2018
Cash and cash equivalents	$94,747	$137,535
Restricted cash included in other short-term and long-term assets[1]	1,043	3,708
Total cash, cash equivalents, and restricted cash	$95,790	$141,243

[1]	Amounts included in restricted cash represent proceeds held by a qualified intermediator that are intended to be reinvested in timber and timberlands.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2018	67,570	$67,570	$1,659,031	$(282,391)	$(129,431)	$1,314,779
Net income	—	—	—	6,560	—	6,560
Shares issued for stock compensation	297	297	(297)	—	—	—
Equity-based compensation expense	—	—	1,617	—	—	1,617
Pension plans and OPEB obligations	—	—	—	—	1,166	1,166
Cash flow hedges	—	—	—	—	(8,513)	(8,513)
Common dividends, $0.40 per share	—	—	—	(27,065)	—	(27,065)
Repurchase of common stock	(279)	(279)	—	(9,879)	—	(10,158)
Other transactions, net	—	—	99	(99)	—	—
Balance, March 31, 2019	67,588	$67,588	$1,660,450	$(312,874)	$(136,778)	$1,278,386
Net income	—	—	—	17,137	—	17,137
Shares issued for stock compensation	5	5	(5)	—	—	—
Equity-based compensation expense	—	—	1,832	—	—	1,832
Pension plans and OPEB obligations	—	—	—	—	1,008	1,008
Cash flow hedges	—	—	—	—	(10,417)	(10,417)
Common dividends, $0.40 per share	—	—	—	(26,881)	—	(26,881)
Repurchase of common stock	(407)	(407)	—	(14,608)	—	(15,015)
Other transactions, net	—	—	104	(104)	—	—
Balance, June 30, 2019	67,186	$67,186	$1,662,381	$(337,330)	$(146,187)	$1,246,050
Net income	—	—	—	20,565	—	20,565
Shares issued for stock compensation	35	35	(35)	—	—	—
Equity-based compensation expense	—	—	1,913	—	—	1,913
Pension plans and OPEB obligations	—	—	—	—	1,087	1,087
Cash flow hedges	—	—	—	—	(6,978)	(6,978)
Common dividends, $0.40 per share	—	—	—	(26,888)	—	(26,888)
Other transactions, net	—	—	74	(94)	—	(20)
Balance, September 30, 2019	67,221	$67,221	$1,664,333	$(343,747)	$(152,078)	$1,235,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2017	40,612	$40,612	$359,144	$(104,363)	$(94,851)	$200,542
Net income	—	—	—	14,597	—	14,597
Shares issued for stock compensation	162	162	(162)	—	—	—
Common stock issued for Deltic merger	21,981	21,981	1,120,794	—	—	1,142,775
Equity-based compensation expense	—	—	3,279	—	—	3,279
Pension plans and OPEB obligations	—	—	—	—	1,725	1,725
Cash flow hedges	—	—	—	—	(990)	(990)
Cumulative effects of adoption of accounting standards	—	—	—	24,564	(23,265)	1,299
Common dividends, $0.40 per share	—	—	—	(25,102)	—	(25,102)
Other transactions, net	—	—	(2,653)	(30)	—	(2,683)
Balance, March 31, 2018	62,755	$62,755	$1,480,402	$(90,334)	$(117,381)	$1,335,442
Net income	—	—	—	46,148	—	46,148
Shares issued for stock compensation	(1)	(1)	1	—	—	—
Equity-based compensation expense	—	—	1,610	—	—	1,610
Pension plans and OPEB obligations	—	—	—	—	1,682	1,682
Cash flow hedges	—	—	—	—	1,249	1,249
Common dividends, $0.40 per share	—	—	—	(25,101)	—	(25,101)
Other transactions, net	—	—	35	(139)	—	(104)
Balance, June 30, 2018	62,754	$62,754	$1,482,048	$(69,426)	$(114,450)	$1,360,926
Net income	—	—	—	60,336	—	60,336
Shares issued for stock compensation	1	1	(1)	—	—	—
Equity-based compensation expense	—	—	1,629	—	—	1,629
Pension plans and OPEB obligations	—	—	—	—	1,703	1,703
Cash flow hedges	—	—	—	—	1,591	1,591
Common dividends, $0.40 per share	—	—	—	(25,102)	—	(25,102)
Deltic earnings and profits special distribution, $3.54 per share	—	—	—	(222,000)	—	(222,000)
Other transactions, net	—	—	74	(88)	—	(14)
Balance, September 30, 2018	62,755	$62,755	$1,483,750	$(256,280)	$(111,156)	$1,179,069

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Recently Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The objective of the new standard is to establish principles for lessees and lessors to report information about the amount, timing and uncertainty of cash flows arising from a lease and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. The standard, along with subsequent amendments, was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach was required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparable period presented in the financial statements as its date of initial application.

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

New Accounting Standards Being Evaluated

In August 2018, the FASB issued ASU No. 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. Additionally, ASU 2018-15 clarifies that all capitalized costs must be presented in the same financial statement line item as the cloud computing arrangement. The standard will be effective, on either a prospective or retrospective basis, for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are finalizing our evaluation of the impact of this standard on our consolidated financial statements and based on our assessment to date, we do not expect a material impact upon adoption.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, including interim periods within those years and requires retrospective adoption; early adoption is permitted. ASU 2018-14 will only impact our pension and other postretirement employee benefits disclosures, and we do not believe there will be a material impact on those disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements related to fair value measurements including (i) requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements; and (ii) a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those years; early adoption is permitted. ASU 2018-13 will only impact our fair value measurement disclosures, and we do not believe there will be a material impact on those disclosures.

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

We expensed $1.0 million and $21.2 million of merger-related costs during the three and nine months ended September 30, 2018, respectively.  Total merger-related costs consisted of:

•	$11.5 million of merger-related costs for professional fees such as investment banker fees, legal, accounting and appraisal services; and
•	$9.7 million of restructuring costs primarily for termination benefits, which included accelerated share-based payment costs, for qualifying terminations.

These costs are included in Deltic merger-related costs in our Condensed Consolidated Statements of Income.

The amount of revenue and income before income taxes from the acquired Deltic operations included in our Condensed Consolidated Statements of Income from February 21, 2018 to September 30, 2018 were as follows:

(in thousands, except per share amounts)	Three Months Ended, September 30, 2018	Nine Months Ended, September 30, 2018
Net sales	$83,385	$192,244
Income before income taxes	$17,180	$25,869

The following presents the unaudited pro forma consolidated financial information of the company as if the merger with Deltic was completed on January 1, 2017:

(in thousands, except per share amounts)	Three Months Ended, September 30, 2018	Nine Months Ended, September 30, 2018
Net sales	$289,199	$795,992
Net earnings attributable to PotlatchDeltic common shareholders	$61,327	$142,314
Basic earnings per share attributable to PotlatchDeltic common shareholders	$0.91	$2.13
Diluted earnings per share attributable to PotlatchDeltic common shareholders	$0.91	$2.12

Pro forma net earnings attributable to PotlatchDeltic common shareholders excludes $1.0 million and $26.7 million of non-recurring merger-related costs incurred by both companies during the three and nine months ended September 30, 2018, of which $5.4 million were incurred by Deltic prior to the merger. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

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

At December 31, 2018, the assets and liabilities to be disposed met the criteria to be classified as held for sale and were reflected as such at their carrying value. At December 31, 2018, assets held for sale on the Condensed Consolidated Balance Sheet of $80.7 million consists of $72.1 million of property, plant and equipment, $7.7 million related to inventories and $0.9 million of customer list intangibles. The related liabilities held for sale of $29.3 million on the December 31, 2018 Condensed Consolidated Balance Sheet include $29.0 million of revenue bonds. The sale of the MDF facility is not considered a strategic shift that has or will have a major effect on our operations or financial results and therefore does not meet the requirements for presentation as discontinued operations.

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

At September 30, 2019 and December 31, 2018, we recorded $7.2 million and $4.3 million, respectively, for contract liabilities recorded as deferred revenue. These contract related liabilities predominately relate to hunting and other access rights on our timberlands and member related activities at the Chenal Country Club. These contract liabilities are recognized over the term of the contracts, which is typically twelve months or less, except membership initiation fees at the Chenal Country Club which typically are recognized up to 10 years. Other contract asset and liability balances, such as prepayments, are immaterial. For real estate sales, we typically receive the entire consideration in cash at closing.

The following table represents our revenues by major product. For additional information regarding our segments, see Note 6: Segment Information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Timberlands
Northern region
Sawlogs	$53,152	$69,658	$116,118	$168,869
Pulpwood	1,489	1,575	4,698	4,654
Stumpage	3	39	109	175
Other	1,085	765	1,649	1,233
	55,729	72,037	122,574	174,931
Southern region
Sawlogs	24,053	21,974	63,469	61,194
Pulpwood	15,754	13,700	38,847	36,138
Stumpage	767	653	1,233	2,106
Other	2,506	3,057	7,725	6,069
	43,080	39,384	111,274	105,507
Total Timberlands revenues	98,809	111,421	233,848	280,438

Wood Products
Lumber	108,364	138,281	301,923	367,062
Residuals and Panels	35,279	60,744	112,056	165,363
Total Wood Products revenues	143,643	199,025	413,979	532,425

Real Estate
Rural real estate	9,689	8,238	44,223	29,740
Development real estate	7,674	1,287	12,102	4,249
Other[1]	1,500	1,708	5,134	4,230
Total Real Estate revenues	18,863	11,233	61,459	38,219

Total Segment Revenues	261,315	321,679	709,286	851,082
Intersegment Timberlands revenues[2]	(35,013)	(32,480)	(85,687)	(93,753)
Total consolidated revenues	$226,302	$289,199	$623,599	$757,329

[1]	Other Real Estate revenues primarily relate to the Chenal Country Club.
[2]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues:
Timberlands	$98,809	$111,421	$233,848	$280,438
Wood Products	143,643	199,025	413,979	532,425
Real Estate	18,863	11,233	61,459	38,219
	261,315	321,679	709,286	851,082
Intersegment Timberlands revenues[1]	(35,013)	(32,480)	(85,687)	(93,753)
Consolidated revenues	$226,302	$289,199	$623,599	$757,329

Adjusted EBITDDA:
Timberlands	$42,996	$58,680	$95,977	$140,068
Wood Products	5,903	46,446	11,058	126,962
Real Estate	14,678	7,467	48,697	27,769
Corporate	(6,930)	(8,989)	(26,930)	(28,969)
Eliminations and adjustments	(1,635)	(1,794)	3,542	(5,080)
Total Adjusted EBITDDA	55,012	101,810	132,344	260,750
Basis of real estate sold	(5,228)	(4,248)	(14,211)	(10,673)
Depreciation, depletion and amortization	(18,786)	(18,836)	(51,310)	(51,982)
Interest expense, net[2]	(8,475)	(10,109)	(21,821)	(25,125)
Loss on extinguishment of debt	—	—	(5,512)	—
Non-operating pension and other postretirement employee benefits	(935)	(1,942)	(2,804)	(5,707)
Gain (loss) on fixed assets	198	(12)	260	(11)
Gain on sale of facility	—	—	9,176	—
Inventory purchase price adjustment in cost of goods sold[3]	—	—	—	(1,849)
Deltic merger-related costs[4]	—	(972)	—	(21,245)
Income before income taxes	$21,786	$65,691	$46,122	$144,158

Depreciation, depletion and amortization:
Timberlands	$12,627	$12,730	$33,361	$35,974
Wood Products	5,763	5,827	16,666	15,250
Real Estate	152	81	508	198
Corporate	244	198	775	560
	18,786	18,836	51,310	51,982
Bond discounts and deferred loan fees[2]	392	609	1,279	1,703
Total depreciation, depletion and amortization	$19,178	$19,445	$52,589	$53,685

Basis of real estate sold:
Real Estate	$5,283	$4,267	$14,326	$10,886
Eliminations and adjustments	(55)	(19)	(115)	(213)
Total basis of real estate sold	$5,228	$4,248	$14,211	$10,673

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.
[2]	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Income.
[3]	The effect on cost of goods sold for fair value adjustments to the carrying amounts of inventory acquired in the Deltic merger.
[4]	For integration and restructuring costs related to the merger with Deltic see Note 3: Merger with Deltic.

A reconciliation of our business segment total assets to total assets in the Condensed Consolidated Balance Sheets is as follows:

(in thousands)	September 30, 2019	December 31, 2018
Total assets:
Timberlands[1]	$1,675,064	$1,693,162
Wood Products	385,792	456,306
Real Estate[2]	95,804	93,208
	2,156,660	2,242,676
Corporate	100,394	83,176
Total consolidated assets	$2,257,054	$2,325,852

[1]	We do not report rural real estate separate from Timberlands as we do not report these assets separately to management.
[2]	Real Estate assets primarily consist of real estate development acquired with the Deltic merger.

NOTE 7. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income	$20,565	$60,336	$44,262	$121,081

Basic weighted-average shares outstanding	67,446	62,986	67,781	58,765
Incremental shares due to:
Performance shares	65	270	50	263
Restricted stock units	34	37	17	33
Stock portion of earnings and profits distribution	—	1,429	—	481
Diluted weighted-average shares outstanding	67,545	64,722	67,848	59,542

Basic net income per share	$0.30	$0.96	$0.65	$2.06
Diluted net income per share	$0.30	$0.93	$0.65	$2.03

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

For the three and nine months ended September 30, 2019, there were approximately 25,000 and 134,000 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive.  For the three and nine months ended September 30, 2018, there were approximately 16,000 and 38,000 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

Share Issuances Related to the Deltic Merger

In February 2018 we issued 22.0 million shares in connection with the Deltic merger. Further, on August 30, 2018, the board of directors approved a special distribution of $222.0 million, or approximately $3.54 per share. The special distribution amount equaled our determination of the accumulated earnings and profits of Deltic as of the merger date and was distributed in order to maintain the company’s qualification as a REIT for U.S. federal income tax purposes. The special distribution was paid on November 15, 2018, to stockholders of record on September 27, 2018 through the issuance of 4.8 million shares of our common stock and distribution of $44.4 million in cash. The weighted average shares for the dilutive effect on earnings per share from the stock portion of the special distribution was based on the August 30, 2018 declaration date for the three and nine months ended September 30, 2018. See Note 3: Merger with Deltic for further discussion on the merger.

Share Repurchase Program

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). We repurchased  0.7 million shares of common stock (at a total consideration of $25.2 million) during the six months ended June 30, 2019, and we repurchased no shares during the three months ended September 30, 2019 under the 2018 Repurchase Program. All common stock purchases under the 2018 Repurchase Programs were made in open-market transactions. No shares were repurchased during the three and nine months ended September 30, 2018. At September 30, 2019, we had remaining authorization of $74.8 million for future stock repurchases under the 2018 Repurchase Program.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. There were no unsettled repurchases as of September 30, 2019. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 8. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	September 30, 2019	December 31, 2018
Logs	$26,657	$37,303
Lumber, panels and veneer	30,390	27,420
Materials and supplies	12,383	11,310
Total inventories	69,430	76,033
Less: LIFO reserve	(15,228)	(15,228)
Total inventories, net	$54,202	$60,805

Property, plant and equipment

(in thousands)	September 30, 2019	December 31, 2018
Property, plant and equipment	$492,798	$472,695
Less: accumulated depreciation	(214,211)	(200,502)
Total property, plant and equipment, net	$278,587	$272,193

Timber and timberlands

(in thousands)	September 30, 2019	December 31, 2018
Timber and timberlands	$1,565,890	$1,590,997
Logging roads	83,306	81,818
Total timber and timberlands, net	$1,649,196	$1,672,815

Accounts payable and accrued liabilities

(in thousands)	September 30, 2019	December 31, 2018
Accrued payroll and benefits	$16,004	$20,130
Accounts payable	16,565	12,073
Accrued interest	5,818	8,642
Accrued taxes	18,902	7,389
Deferred revenue	7,242	4,282
Operating lease liabilities	4,883	—
Other current liabilities	8,860	8,477
Total accounts payable and accrued liabilities	$78,274	$60,993

NOTE 9. DEBT

In January 2019, we refinanced $150.0 million of 7.50% senior notes (Senior Notes) due in 2019 with a $150.0 million term loan that will mature in 2029. The new term loan carries a variable interest rate of one-month LIBOR plus 1.85%. We paid $0.5 million of lender fees on the new term loan. Concurrent with the new term loan, we entered into a $150.0 million interest rate swap to fix the rate at 4.56%. Upon the refinancing, we redeemed and paid all outstanding Senior Notes, including a redemption premium of $4.9 million which is included in the loss on extinguishment of debt in our Condensed Consolidated Statements of Income. Subsequent to the refinancing, $693.5 million was outstanding under our Second Amended and Restated Term Loan Agreement.

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

As of September 30, 2019, we were in compliance with all debt and credit agreement covenants and approximately $1.0 million of our $380.0 million credit facility was utilized by outstanding letters of credit.

NOTE 10. DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset or liability to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges.

We have a $40.0 million term loan that matures in December 2019. In September 2019, we entered into a $40.0 million interest rate swap, the objective which is to lock in the index component rate on an expected new term loan in December 2019. This cash flow hedge requires settlement in December 2019.

Additionally, at September 30, 2019, we have five interest rate swaps associated with $357.5 million of term loan debt.  These cash flow hedges convert variable rates ranging from three-month and one-month LIBOR plus 1.85% to 2.15%, to fixed rates ranging from 3.88% to 4.82%. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. At September 30, 2019, the amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $3.6 million.

The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	September 30, 2019	December 31, 2018	Location	September 30, 2019	December 31, 2018
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, non-current	$736	$1,510	Other long-term obligations	$29,322	$2,888

The following table details the effect of derivatives on our Condensed Consolidated Statements of Income:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location	2019	2018	2019	2018
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized loss on interest rate contracts[1]	Interest expense	$—	$(52)	$(18)	$(138)
Loss on hedged debt basis adjustment included in debt extinguishment		—	—	(165)	—
		$—	$(52)	$(183)	$(138)
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
(Loss) income recognized in other comprehensive income, net of tax		$(7,384)	$1,330	$(26,576)	$1,394
Loss reclassified from accumulated other comprehensive income[1]	Interest expense	$(406)	$(261)	$(668)	$(456)

Interest expense, net		$8,475	$10,109	$21,821	$25,125

[1]	Realized gain (loss) on hedging instruments consist of net cash settlements and interest accruals on interest rate swaps during the periods.

NOTE 11. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	September 30, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$736	$736	$1,510	$1,510
Derivative liabilities related to interest rate swaps (Level 2)	$(29,322)	$(29,322)	$(2,888)	$(2,888)

Long-term debt, including current portion (Level 2):
Term loans	$(689,657)	$(704,498)	$(539,169)	$(539,037)
Senior notes	—	—	(149,786)	(154,328)
Revenue bonds	(65,735)	(68,384)	(94,735)	(93,144)
Medium-term notes	(3,000)	(3,484)	(3,000)	(3,419)
Total long-term debt[1]	$(758,392)	$(776,366)	$(786,690)	$(789,928)

Company owned life insurance asset (COLI) (Level 3)	$4,073	$4,073	$3,104	$3,104

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 12. EQUITY-BASED COMPENSATION

On May 6, 2019 (the Effective Date) the stockholders approved our 2019 Long-Term Incentive Plan (the 2019 Plan). The total amount of PotlatchDeltic common stock authorized for issuance under the 2019 Plan includes, in addition to 1.2 million new shares approved by our stockholders: (i) the total number of shares available for future awards under the Potlatch Corporation 2014 Long-Term Incentive Plan and its predecessor plans (the Prior Plans) as of the Effective Date and (ii) the number of undelivered shares subject to outstanding awards under the Prior Plans that will become available for future issuance as provided for under the 2019 Plan.  At September 30, 2019, approximately 1.4 million shares are available for future use under our long-term incentive plans.

Share-based compensation activity during the nine months ended September 30, 2019 included the following:

(Shares in thousands)	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	142	—	6
Restricted Stock Units (RSUs)	102	19	2

A total of 0.3 million shares of common stock were issued during the nine months ended September 30, 2019.

The following table details equity-based compensation expense and the related income tax benefit.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Equity-based compensation expense:
Performance share awards	$1,186	$1,074	$3,417	$3,084
Restricted stock units	705	536	1,892	1,470
Deferred compensation stock equivalent units expense	22	16	53	197
Accelerated share-based termination benefits in connection with the merger	—	3	—	1,767
Total equity-based compensation expense	$1,913	$1,629	$5,362	$6,518

Total tax benefit recognized for equity-based expense	$79	$74	$234	$258

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

Restricted Stock Units

RSU awards accrue dividend equivalents based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. Therefore, the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years and the terms of certain awards follow a vesting schedule within the given time period. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The weighted average fair value of all RSUs granted during the nine months ended September 30, 2019 was $36.64.

NOTE 13. INCOME TAXES

As a real estate investment trust (REIT), we generally are not subject to federal and state corporate income taxes on income of the REIT that we distribute to our shareholders. We conduct certain activities through our taxable REIT subsidiaries (TRS), which are subject to corporate level federal and state income taxes. These taxable activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to income or loss of the TRS, as well as permanent book versus tax differences. In addition, we had carryover tax basis in the MDF facility from the Deltic merger and as a result, during the nine months ended September 30, 2019, we recorded a reduction to deferred tax liabilities and increase to income taxes payable of $15.8 million at the date of sale. See Note 4: Sale of Deltic MDF Facility for further details.  In addition, during the third quarter of 2018, we recorded a tax benefit of $5.3 million primarily related to deducting contributions to our qualified pension plans at the higher 2017 income tax rate.

NOTE 14. LEASES

We lease certain equipment, office space and land. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. We consider our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. Most leases include one or more options to renew, with renewal terms that can extend the lease term between one to five years. The exercise of lease renewal options is at our sole discretion. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Finance lease assets and liabilities were $1.9 million at September 30, 2019.

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

Balance Sheet Classification

(in thousands)	Classification	September 30, 2019
Assets
Operating lease assets	Other long-term assets	$16,241

Liabilities
Current operating lease liability	Accounts payable and accrued liabilities	$4,883
Noncurrent operating lease liability	Other long-term obligations	11,433
Total lease liabilities		$16,316

Other Operating Lease Information

Nine Months Ended
(in thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,503
Leased assets exchanged for new operating lease liabilities	$6,317

September 30, 2019
Weighted-average remaining terms (years)	4.40
Weighted-average discount rate	4.13%

Operating lease costs (excluding short-term leases and variable lease costs, which are immaterial) for the three and nine months ended September 30, 2019 were $1.6 million and $4.5 million, respectively.

Maturity of Operating Lease Liabilities

At September 30, 2019, the future minimum lease payment obligations under noncancelable operating leases were as follows:

(in thousands)
2019	$1,432
2020	5,282
2021	4,263
2022	2,597
2023	1,662
After 2023	2,610
Total lease payments	17,846
Less: interest[1]	1,530
Present value of lease liabilities	$16,316

[1]	Calculated using the interest rate for each lease.

Disclosures Related to Periods Prior to Adoption of the New Lease Standard

We did not have any capital leases during 2018. Operating lease rent expense primarily for office space, machinery and equipment was $1.2 million and $3.6 million for the three and nine months ended September 30, 2018, respectively.

At December 31, 2018, future minimum lease payment obligations under noncancelable operating leases were as follows:

(in thousands)
2019	$5,130
2020	4,135
2021	3,142
2022	1,538
2023	629
2024 and thereafter	575
Total	$15,149

NOTE 15. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended September 30,
	Pension		OPEB
(in thousands)	2019	2018	2019	2018
Service cost	$1,942	$2,181	$93	$99
Interest cost	4,618	4,344	397	391
Expected return on plan assets	(5,548)	(5,095)	—	—
Amortization of prior service cost (credit)	52	46	(2,211)	(2,219)
Amortization of actuarial loss	3,374	4,148	253	327
Net periodic cost (benefit)	$4,438	$5,624	$(1,468)	$(1,402)

	Nine Months Ended September 30,
	Pension		OPEB
(Dollars in thousands)	2019	2018	2019	2018
Service cost	$5,825	$6,272	$278	$242
Interest cost	13,849	12,648	1,191	1,091
Expected return on plan assets	(16,643)	(14,938)	—	—
Amortization of prior service cost (credit)	158	139	(6,633)	(6,658)
Amortization of actuarial loss	10,122	12,442	760	983
Net periodic cost (benefit)	$13,311	$16,563	$(4,404)	$(4,342)

During the nine months ended September 30, 2019 and 2018, funding of pension and other postretirement employee benefit plans was $4.6 million and $56.0 million, respectively. $52.1 million of qualified pension benefit contributions during the nine months ended September 30, 2018 were designated for and included as deductions on our 2017 income tax return which allowed us to deduct those payments at a higher rate.

NOTE 16. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

During 2019, changes in amounts included in our accumulated other comprehensive loss (AOCL) by component on our Condensed Consolidated Balance Sheets, net of tax, are:

		Pension Plans		OPEB
(in thousands)	Gains and losses on cash flow hedges	Actuarial Loss	Prior Service Cost	Actuarial Loss	Prior Service Credit	Total
Balance at December 31, 2018	$1,560	$128,849	$404	$7,269	$(8,651)	$129,431
Amounts arising during the period	26,576	—	—	—	—	26,576
Amounts reclassified from AOCL to earnings	(668)	(7,490)	(117)	(563)	4,909	(3,929)
Net change	25,908	(7,490)	(117)	(563)	4,909	22,647
Balance at September 30, 2019	$27,468	$121,359	$287	$6,706	$(3,742)	$152,078

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, fair value of hedging instruments and swaps, expected return on pension assets, recognition of compensation costs relating to our performance share awards and RSUs, required contributions to pension plans, expected amortization of unrecognized compensation cost of performance share awards and RSUs, amount of net losses on cash flow hedges expected to be reclassified into earnings in the next 12 months, the U.S. housing market, home repair and remodeling activity, the lumber and log markets, sufficiency of cash to meet operating requirements, 2019 capital expenditures and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	changes in the United States and international economies;
•	changes in interest rates and discount rates;
•	changes in the level of residential and commercial construction and remodeling activity;
•	changes in tariffs, quotas and trade agreements involving wood products;
•	changes in demand for our products and real estate;
•	changes in production and production capacity in the forest products industry;
•	competitive pricing pressures for our products;
•	unanticipated manufacturing disruptions;
•	weather;
•	changes in principle expenses; and
•	transportation disruptions.

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

Adjusted EBITDDA is a non-GAAP measure that management uses in evaluating performance, allocate resources between segments, and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. This measure should not be considered in isolation from and is not intended to represent an alternative to, our results reported in accordance with GAAP. Management believes that this non-GAAP measure, when read in conjunction with our GAAP financial statements, provides useful information to investors by facilitating the comparability of our ongoing operating results over the periods presented, the ability to identify trends in our underlying business and the comparison of our operating results against analyst financial models and operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.

Our definition of EBITDDA and Adjusted EBITDDA may be different from similarly titled measures reported by other companies. We define EBITDDA as net income (loss) before interest expense, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses. See Note 6: Segment Information in the Notes to the Condensed Consolidated Financial Statements for information related to the use of segment Adjusted EBITDDA.

Business and Economic Trends

The demand for timber is directly affected by the underlying demand for lumber and other wood-products, as well as by the demand for pulp, paper and packaging. Our Timberlands and Wood Products segments are impacted by demand for new homes in the United States and by repair and remodeling activity.

During the first half of 2019, U.S. single family housing starts remained tepid as a result of land and labor shortages and rising construction costs making it difficult for builders to construct more affordable housing units. Further, extended inclement weather across the country for a good portion of the first half of 2019 impacted building conditions and delayed the normal start of the building season.  Building conditions have since improved as September 2019 was the second month in a row where seasonally adjusted annual rate of single-family starts were above 0.9 million units. Additionally, as property repair and remodel is often done soon after buying, repair and remodeling activity in 2019 has also seen modest growth.

Lumber prices are significantly below first half of 2018 levels but have seen modest increases since December 2018. Many buyers continue to maintain low inventories due to softening demand and readily available supply.  However, we believe the improved seasonally adjusted annual rate of single-family housing starts in August and September 2019, combined with industry production curtailments announced in 2019 will have a positive effect on lumber pricing.

In our Timberlands segment, we index a significant portion of our Idaho sawlogs to the price of lumber under long-term supply agreements. The Northern region experienced a decline in sawlog pricing and volume because of the lower lumber pricing and decreased demand in the first half of 2019. Since then, mills have continued to work through existing higher log cost log inventory.

Southern region log supply has been affected by wet weather in the first half of 2019 restricting log supply and resulting in increased sawlog prices. The onset of drier weather in the third quarter of 2019 resulted in an increase in sawlog supply in the Southern market to take advantage of attractive prices. This has resulted in Southern region mill log inventories shifting to higher levels. Consequently, we scaled back on planned harvest levels in the third quarter of 2019. We expect our harvest volumes to return to normal, higher levels in 2020.

Our Real Estate segment benefited from two large rural land sales in the second quarter of 2019 and increased sales in Chenal Valley during the first three quarters of 2019 compared to the same period in 2018. Residential and commercial sales in Chenal Valley mainly follow the national housing market trends but do experience microeconomic factors for the area including economic growth and the availability of builders, contractors and workforce to support development efforts.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Income. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Revenues	$226,302	$289,199	$(62,897)	$623,599	$757,329	$(133,730)
Costs and expenses:
Cost of goods sold	182,634	195,584	(12,950)	512,522	515,645	(3,123)
Selling, general and administrative expenses	12,472	14,901	(2,429)	43,994	45,449	(1,455)
Gain on sale of facility	—	—	—	(9,176)	—	(9,176)
Deltic merger-related costs	—	972	(972)	—	21,245	(21,245)
	195,106	211,457	(16,351)	547,340	582,339	(34,999)
Operating income	31,196	77,742	(46,546)	76,259	174,990	(98,731)
Interest expense, net	(8,475)	(10,109)	1,634	(21,821)	(25,125)	3,304
Loss on extinguishment of debt	—	—	—	(5,512)	—	(5,512)
Non-operating pension and other postretirement benefit costs	(935)	(1,942)	1,007	(2,804)	(5,707)	2,903
Income before income taxes	21,786	65,691	(43,905)	46,122	144,158	(98,036)
Income tax expense	(1,221)	(5,355)	4,134	(1,860)	(23,077)	21,217
Net income	$20,565	$60,336	$(39,771)	$44,262	$121,081	$(76,819)
Total Adjusted EBITDDA[1]	$55,012	$101,810	$(46,798)	$132,344	$260,750	$(128,406)

[1]	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Third Quarter 2019 Compared with Third Quarter 2018

Revenues

Revenues were $226.3 million, a decrease of $62.9 million compared with the same period in 2018. Revenues decreased as a result of lower lumber prices and lower sawlog prices in the Northern region indexed to lumber prices. In addition, the third quarter of 2018 included the operations of the Deltic MDF facility which was sold in the first quarter of 2019. These decreases were partially offset by increased lumber shipments, higher harvest volumes and increased rural and development real estate sales.

Cost of goods sold

Cost of goods sold decreased $13.0 million compared with the same period in 2018, primarily due to the inclusion in 2018 of costs related to the Deltic MDF facility. The decrease was partially offset by increased harvest activities and increased lumber shipments.

Selling, general and administrative expenses

Selling, general and administrative expenses for the third quarter of 2019 were $12.5 million compared with $14.9 million during the same period in 2018. The decrease compared to the third quarter of 2018 was primarily due to lower estimated performance-based variable compensation, reductions in workers compensation provisions and lower consultant and professional service fees.

Deltic merger-related costs

Merger-related costs for the third quarter 2018 were $1.0 million. This included $0.9 million in merger costs for various professional fees including legal fees, accounting and appraisal fees. Restructuring costs were $0.1 million, consisting primarily of termination benefits and costs associated with systems integration.

Interest expense, net

Net interest expense was $8.5 million, compared with $10.1 million for the same period in 2018. The decline in interest expense resulted primarily from the refinancing $150.0 million of 7.5% Senior Notes with a new long-term loan and the entry into an interest rate swap to fix the rate at 4.56% in January 2019. See Note 9: Debt in the Notes to Condensed Consolidated Financial Statements for a more detailed discussion of our borrowings.

Income taxes

Income tax expense for the third quarter 2019 was $1.2 million compared with $5.4 million for the prior year period. Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the three months ended September 30, 2019, the TRS’s income before income tax was $4.7 million. For the same period in 2018, the TRS’s income before income tax was $41.5 million.  Also, during the third quarter of 2018, we recorded a tax benefit of $5.3 million primarily related to deducting contributions to our qualified pension plans at the higher 2017 income tax rate.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the third quarter of 2019 was $55.0 million compared to $101.8 million in the third quarter of 2018. The decrease in Total Adjusted EBITDDA was driven primarily by decreased lumber pricing and lower realizations on Idaho sawlogs indexed to lumber pricing. These decreases were partially offset by lower estimated performance-based variable compensation, lower consultant and professional services fees, increased harvest volumes, increased lumber shipments and increased residential and commercial sales at Chenal Valley in the third quarter of 2019 compared to the third quarter of 2018. Refer to the Business Segments Results below for further discussions on activities for each of our segments.

See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Year to Date 2019 Compared with Year to Date 2018

Revenues

Revenues were $623.6 million, a decrease of $133.7 million compared with the same period in 2018. Revenues decreased as a result of lower lumber prices and lower sawlog prices indexed to lumber prices in the Northern region.  Revenues also declined as full sawmills in the Northern region and inclement weather in the Southern region during the first half of 2019 led to harvest activities shifting to later in 2019. Also, operations in 2019 only included 1.5 months of operations at the Deltic MDF facility compared to 7.5 months in 2018. These declines in revenue were partly offset by higher revenue from increased sawlog and pulpwood prices in the Southern region, increased lumber shipments, two large rural land sales and increased sales in Chenal Valley during the first three quarters of 2019 compared to the same period in 2018.

Cost of goods sold

Cost of goods sold decreased $3.1 million compared with the same period in 2018. This decrease was due to lower logging and hauling costs, lower log costs in the Northern region due to indexed log pricing declines and of operations at the Deltic MDF facility for 1.5 months in 2019 compared to 7.5 months in 2018.  These decreases were partially offset by higher lumber shipments primarily as a result of a full nine months of the acquired Deltic sawmill operations and increased log costs in the Southern region.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first nine months of 2019 were $44.0 million compared with $45.4 million during the same period in 2018.  The decrease was primarily due to lower estimated performance-based variable compensation and lower consultant and professional service fees.

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

Interest expense, net

Net interest expense was $21.8 million for the nine months ended September 30, 2019 compared with $25.1 million for the same period in 2018. The decline in interest expense was primarily due to increased patronage dividends from our lenders and reduced interest costs from the refinancing of our $150.0 million Senior Notes in January 2019 described above. These decreases were partly offset by a full nine months of interest expense in 2019 associated with $230.0 million of long-term debt assumed or refinanced in connection with the Deltic merger in 2018.

Loss on extinguishment of debt

As part of the $150.0 million Senior Notes redemption in January 2019 we incurred a redemption premium of $4.9 million and wrote off certain unamortized debt costs. See Note 9: Debt in the Notes to Condensed Consolidated Financial Statements.

Income taxes

Income tax expense for first nine months of 2019 was $1.9 million compared with $23.1 million for the prior year period. Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the nine months ended September 30, 2019, the TRS’s income before income tax was $5.3 million, which includes the gain on sale of the Deltic MDF facility. For the same period last year, the TRS’s income before income tax was $110.6 million. Also, during the third quarter of 2018, we recorded a tax benefit of $5.3 million primarily related to deducting contributions to our qualified pension plans at the higher 2017 income tax rate.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first nine months of 2019 was $132.3 million compared to $260.8 million for the same period in 2018. The decrease in Total Adjusted EBITDDA was driven primarily by decreased lumber pricing year over year, lower realizations on Idaho sawlogs indexed to lumber pricing and decreased harvest volumes year on year. These decreases were partially offset by increased lumber shipments, increased sawlog prices in the Southern region, two large rural land sales in Arkansas and increased residential and commercial sales at Chenal Valley. Refer to the Business Segments Results below for further discussions on activities for each of our segments.

See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Revenues[1]	$98,809	$111,421	$(12,612)	$233,848	$280,438	$(46,590)
Costs and expenses:
Logging and hauling	45,099	42,077	3,022	108,551	111,282	(2,731)
Other	9,063	8,497	566	24,257	23,222	1,035
Selling, general and administrative expenses	1,651	2,167	(516)	5,063	5,866	(803)
Timberlands Adjusted EBITDDA[2]	$42,996	$58,680	$(15,684)	$95,977	$140,068	$(44,091)

[1]

Prior to elimination of intersegment fiber revenues of $35.0 million and $32.5 million for the three months ended September 30, 2019 and 2018, and $85.7 million and $93.8 million for the nine months ended September 30, 2019 and 2018, respectively.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 6: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
Harvest Volumes (in tons)	2019	2018	Change	2019	2018	Change
Northern region
Sawlog	529,030	500,138	28,892	1,227,451	1,326,556	(99,105)
Pulpwood	39,371	37,953	1,418	118,534	114,770	3,764
Stumpage	602	3,210	(2,608)	7,978	13,268	(5,290)
Total	569,003	541,301	27,702	1,353,963	1,454,594	(100,631)

Southern region
Sawlog	496,388	469,336	27,052	1,358,140	1,399,216	(41,076)
Pulpwood	475,313	446,914	28,399	1,190,486	1,185,018	5,468
Stumpage	58,659	61,690	(3,031)	123,815	187,010	(63,195)
Total	1,030,360	977,940	52,420	2,672,441	2,771,244	(98,803)

Total harvest volume	1,599,363	1,519,241	80,122	4,026,404	4,225,838	(199,434)

Sales Price/Unit ($ per ton)
Northern region[1]
Sawlog	$100	$139	$(39)	$95	$127	$(32)
Pulpwood	$38	$42	$(4)	$40	$41	$(1)
Stumpage	$5	$12	$(7)	$14	$13	$1

Southern region[1]
Sawlog	$48	$47	$1	$47	$44	$3
Pulpwood	$33	$31	$2	$33	$31	$2
Stumpage	$13	$11	$2	$10	$11	$(1)
						-

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018:

(in thousands)	Three Months Ended	Nine Months Ended
Timberlands Adjusted EBITDDA September 30, 2018	$58,680	$140,068
Sales price and mix	(17,580)	(39,766)
Harvest volume	2,694	(5,631)
Other revenue	(231)	2,071
Logging and hauling costs per unit	(501)	(518)
Forest management	(658)	(899)
Administrative, indirect and overhead costs	592	652
Timberlands Adjusted EBITDDA September 30, 2019	$42,996	$95,977

Third Quarter 2019 Compared with Third Quarter 2018

Timberlands Adjusted EBITDDA for the third quarter of 2019 was $43.0 million, a decrease of $15.7 million compared with the same period in 2018. The change in Timberlands Adjusted EBITDDA was primarily the result of the following:

•

Sales Price and Mix: Sawlog prices in the Northern region declined 28.0%, to $100 per ton resulting from the effect of lower lumber price realization on indexed sawlogs in Idaho. Sawlog prices in the Southern region increased 2.1% to $48 per ton due to log shortages  from wet weather earlier in the year that were still impacting pricing in the third quarter of 2019.

•

Harvest Volume: We harvested 1.0 million tons in the Southern region, which was up 5.4% compared to the third quarter of 2018 primarily due to lower planned harvest volumes in the third quarter of 2018 as a result of high harvest levels achieved in the first half of 2018. Harvest volume increased in the Northern region as we shifted harvest operations into the second half of 2019 as customers entered the spring break up period with higher than normal inventories.

•

Logging and Hauling Cost per Unit: Log and haul costs per unit were higher primarily due to longer haul distances in the Northern region and increased competition for loggers in the Southern region which drove increased costs.

Year to Date 2019 Compared with Year to Date 2018

Timberlands Adjusted EBITDDA for the first nine months of 2019 was $96.0 million, a decrease of $44.1 million compared with the same period in 2018. The change in Timberlands Adjusted EBITDDA was primarily the result of the following:

•

Sales Price and Mix: Sawlog prices in the Northern region declined 25.2%, to $95 per ton resulting from the effect of lower lumber price realization on Idaho sawlogs. This was partially offset by sawlog prices in the Southern region increasing 6.8% to $47 per ton primarily due to constrained log supply caused by the wet weather.

•

Harvest Volume: We harvested 2.7 million tons in the Southern region, which was down 3.6% compared to the prior year.  This decrease was primarily due to extended wet weather hampering logging operations in the first half of 2019 and full mill log inventories in the third quarter of 2019. As Southern mill log inventories have shifted to high levels we scaled back Southern region planned harvesting in the third quarter of 2019. These decreases were partially offset in the Southern region, which included a full 9 months of acquired Deltic timberlands in 2019, compared to only 7.5 months in 2018. Harvest volume in the Northern region decreased 6.9% year on year due to full log yards in the region earlier in the year resulting in portion of our harvest volumes being deferred into the second half of 2019.

•	Other Revenue: Other revenue increased primarily due to the Deltic merger which added more acres generating hunting lease income and natural gas and oil royalties.
•

Logging and Hauling Cost per Unit: Increased log and haul rates, especially in the Southern region where there was increased competition for loggers, drove the $0.5 million unfavorable impact to segment Adjusted EBITDDA.

Wood Products Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Revenues	$143,643	$199,025	$(55,382)	$413,979	$532,425	$(118,446)
Costs and expenses[1]
Fiber costs	67,579	74,233	(6,654)	205,594	208,197	(2,603)
Freight, logging and hauling	19,769	25,664	(5,895)	53,722	61,282	(7,560)
Manufacturing costs	45,224	50,902	(5,678)	137,745	137,970	(225)
Finished goods inventory change	3,426	(368)	3,794	(453)	(8,318)	7,865
Selling, general and administrative expenses	2,082	2,160	(78)	6,625	6,340	285
Other	(340)	(12)	(328)	(312)	(8)	(304)
Wood Products Adjusted EBITDDA[2]	$5,903	$46,446	$(40,543)	$11,058	$126,962	$(115,904)

[1]

Prior to elimination of intersegment fiber costs of $35.0 million and $32.5 million for the three months ended September 30, 2019 and 2018, and $85.7 million and $93.8 million for the nine months ended September 30, 2019 and 2018, respectively.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 6: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Lumber shipments (MBF)[1]	298,807	284,566	14,241	809,733	747,960	61,773
Lumber sales prices ($ per MBF)	$363	$486	$(123)	$373	$491	$(118)

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018:

(in thousands)	Three Months Ended	Nine Months Ended
Wood Products Adjusted EBITDDA September 30, 2018	$46,446	$126,962
Lumber:
Price	(34,185)	(85,459)
Manufacturing costs per unit	203	(7,182)
Log costs per unit	1,242	(3,542)
Inventory charge	(2,650)	(2,650)
Residuals, panels and other	(5,373)	(17,282)
Administrative, indirect and overhead costs	220	211
Wood Products Adjusted EBITDDA September 30, 2019	$5,903	$11,058

Third Quarter 2019 Compared with Third Quarter 2018

Lumber shipments were 298.8 million board feet in the third quarter of 2019, an increase of 14.2 million board feet compared to the third quarter of 2018.  This increase was primarily a result of increased production and timing of customer shipments.

Wood Products Adjusted EBITDDA for third quarter 2019 was $5.9 million, a decrease of $40.5 million compared with the third quarter of 2018 primarily due to the following:

•	Lumber Price: Average lumber sales prices decreased to $363 per MBF compared with $486 per MBF during the third quarter of 2018.
•	Log Costs Per Unit: Lower log costs in the Northern region, primarily due to indexed logs in Idaho, favorably impacted log costs per unit compared to the third quarter of 2018.
•	Inventory Charge: Ending inventory at September 30, 2019 and 2018 was written down $3.5 million and $0.8 million, respectively to net realizable value as a result of declines in lumber prices.
•

Residual Sales, Panels and Other: The decline in residuals, panels and other is primarily because the third quarter of 2018 included 3 months of operations at the Deltic MDF facility which was sold in February 2019.

Year to Date 2019 Compared with Year to Date 2018

Lumber shipments increased 61.8 million board feet to 809.7 million board feet during the first nine months of 2019 compared to 748.0 million board feet during the first nine months of 2018. This increase was primarily due to a full nine months of operations at the Deltic mills in 2019.

Wood Products Adjusted EBITDDA for the first nine months of 2019 was $11.1 million, a decrease of $115.9 million compared with the same period in 2018 primarily due to the following:

•	Lumber Price: Average lumber sales prices decreased to $373 per MBF compared with $491 per MBF during the same period in 2018.
•

Manufacturing Costs Per Unit: Cold temperatures in the Northern region and wet weather in the Southern region in the first half of 2019 required us to source smaller diameter logs, which resulted in unfavorable log recoveries and production rates. In addition, we completed significant planned capital and maintenance projects which required more downtime than projects during the first nine months of 2018.

•	Log Costs Per Unit: Increased log costs in the Southern region more than offset the impact of lower indexed logs in Idaho driving the unfavorable log costs per unit year on year.
•

Inventory Charge: Ending inventory at September 30, 2019 and 2018 was written down $3.5 million and $0.8 million, respectively, to net realizable value as a result of declines in lumber prices. Additionally, during the second quarter of 2019 we wrote down lumber inventory $7.4 million to net realizable value.  The second quarter 2019 inventory write down is reflected in the year to date Adjusted EBITDDA within the manufacturing costs and log costs per unit variances above.

•	Residual Sales, Panels and Other: The decline in residuals, panels and other is primarily due to 2019 including only 1.5 months of the Deltic MDF facility compared to 7.5 months during 2018.

Real Estate Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Revenues	$18,863	$11,233	$7,630	$61,459	$38,219	$23,240
Costs and expenses
Costs of goods sold	2,902	2,578	324	8,943	7,189	1,754
Selling, general and administrative expenses	1,283	1,188	95	3,819	3,261	558
Real Estate Adjusted EBITDDA[1]	$14,678	$7,467	$7,211	$48,697	$27,769	$20,928

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 6: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended September 30,
	2019		2018
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	975	$3,225	1,136	$4,615
Recreation real estate	5,037	$1,261	2,024	$1,480
Non-strategic timberland	213	$906	—	$—
Total	6,225	$1,557	3,160	$2,608

	Nine Months Ended September 30,
	2019		2018
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	4,231	$6,363	4,065	$2,937
Recreation real estate	7,817	$1,281	7,765	$1,244
Non-strategic timberland	8,894	$820	9,045	$900
Total	20,942	$2,112	20,875	$1,425

Development Real Estate	Three Months Ended September 30,
	2019		2018
	Lots or Acres Sold	Average $/ Lot or Acres	Lots or Acres Sold	Average $/ Lot or Acres
Residential lots	42	$110,504	9	$143,000
Commercial acres	6	$512,506	—	$—

	For the Nine Months Ended September 30,
	2019		2018
	Lots or Acres Sold	Average $/ Lot or Acres	Lots or Acres Sold	Average $/ Lot or Acres
Residential lots	93	$97,519	34	$101,100
Commercial acres	6	$512,506	—	$—

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018:

(in thousands)	Three Months Ended	Nine Months Ended
Real Estate Adjusted EBITDDA September 30, 2018	$7,467	$27,769
Rural real estate sales	5,788	18,821
Development real estate sales	1,773	4,351
Selling, general and administrative expenses	(95)	(556)
Other costs, net	(255)	(1,688)
Real Estate Adjusted EBITDDA September 30, 2019	$14,678	$48,697

Third Quarter 2019 Compared with Third Quarter 2018

Real Estate Adjusted EBITDDA for the third quarter of 2019 was $14.7 million, an increase of $7.2 million compared with the same period in 2018. The increase in Real Estate Adjusted EBITDDA was primarily the result of the following:

•

Rural Real Estate Sales: Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix. During the third quarter of 2019 we sold approximately 3,000 more acres of rural recreational real estate compared to the third quarter of 2018.  The average price per acre for all rural recreational real estate during the third quarter of 2019 was $1,261 compared to an average price per acre of $1,480 during the third quarter of 2018.

•

Development Real Estate Sales: Real estate development sales favorably impacted Real Estate Adjusted EBITDDA during the third quarter of 2019 due to increased residential and commercial sales at Chenal Valley.  During the third quarter of 2019 we sold 42 lots at an average lot price of approximately $110,500 compared to 9 lots at an average lot price of $143,000 during the third quarter of 2018. Further, we sold approximately 6 acres of commercial land in Chenal Valley for approximately $512,500 per acre during the third quarter of 2019. The average price per lot or acre fluctuates based on a variety of factors including location within the developments.

Year to Date 2019 Compared with Year to Date 2018

Real Estate Adjusted EBITDDA for the first nine months of 2019 was $48.7 million, an increase of $20.9 million compared with the same period in 2018. The increase in Real Estate Adjusted EBITDDA was primarily the result of the following:

•

Rural Real Estate Sales: Total rural real estate acres sold during the first nine months of 2019 were consistent with the first nine months of 2018.  The first nine months of 2019 benefitted from a second quarter sale of 1,787 acres outside of Little Rock, Arkansas for $11,000 per acre.

•

Development Real Estate Sales: Real estate development sales favorably impacted Real Estate Adjusted EBITDDA during the first nine months of 2019 due to increased residential and commercial sales at Chenal Valley.  In addition to the 6 acres of commercial land sold in the third quarter of 2019 discussed above, we sold 93 lots at an average lot price of approximately $97,500 during the first nine months of 2019 compared to 34 lots at an average lot price of $101,100 during the first nine months of 2018.

Liquidity and Capital Resources

As of September 30, 2019, our cash and cash equivalents were $94.7 million, an increase of $18.1 million from December 31, 2018. Changes in significant sources of cash for the nine months ended September 30, 2019 and 2018 are presented by categories as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$105,427	$148,368
Net cash provided by (used in) investing activities	$22,187	$(27,052)
Net cash used in financing activities	$(111,265)	$(100,530)

Net Cash from Operations

Net cash provided by operating activities was $105.4 million for the first nine months of 2019, a $43.0 million decrease compared to the first nine months of 2018.

Changes in cash provided by operating activities was negatively impacted by:

•	Decreased cash receipts from customers of $104.8 million due lower lumber and log prices and lower log sales volume year over year combined with the sale of the Deltic MDF facility in February 2019.
•

Increased cash payments to vendors of $15.4 million due to the addition of the Deltic operations for the first nine months of 2019 compared to only 7.5 months during the first nine months of 2018.  Also, operations in 2019 only included 1.5 months of operations at the Deltic MDF facility compared to 7.5 months in 2018.

•	Net cash paid for interest of $24.7 million compared to $23.2 million during the first nine months of 2018.

Changes in cash provided by operating activities was positively impacted by:

•	Cash payments of $20.8 million associated with the $21.2 million of merger expense during the first nine months of 2018 that did not reoccur during 2019.
•	Cash contributions of $4.6 million to our pension and other postretirement employee benefit plans compared to $56.0 million during the first nine months of 2018.
•	Net tax payments of $3.8 million during the first nine months of 2019 compared to $10.3 million net tax payments during the first nine months of 2018.

Net Cash Flows from Investing Activities

Net cash provided by investing activities was $22.2 million for the nine months ended September 30, 2019, compared with $27.1 million used in 2018.

•

We spent $38.9 million on capital expenditures for property, plant and equipment and timberlands reforestation and roads during the first nine months of 2019 compared to $31.0 million during the first nine months of 2018.

•	We received $58.8 million of net cash proceeds from the Deltic MDF facility sale in February 2019. See Note 4: Sale of Deltic MDF Facility in the Notes to Condensed Consolidated Financial Statements.
•	We acquired $3.4 million of cash from the merger with Deltic during the first quarter of 2018.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $111.3 million and $100.5 million for the nine months ended September 30, 2019 and 2018, respectively.

•

Cash distributions to stockholders were $80.8 million in the first nine months of 2019, compared with $75.3 million during the first nine months of 2018. Our quarterly dividend increased approximately $1.6 million due to the issuance of approximately 4.8 million additional shares in November of 2018 related to the special distribution of Deltic’s accumulated earnings and profits as of the merger date net of the 0.7 million shares repurchased under the 2018 Repurchase Program. See Note 6: Earnings Per Share in the Notes to Condensed Consolidated Financial Statements.

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

•	During the first nine months of 2018, we repaid $20.3 million of net debt and paid $2.4 million in loan fees.
•	During the first nine months of 2019 we repurchased 686,240 shares of our common stock totaling $25.2 million.

Future Cash Requirements

We invest cash in maintenance and discretionary capital expenditures for our facilities in our Wood Product operations. We evaluate discretionary capital improvements based on an expected level of return on investment. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. In total, we expect we will spend approximately $65 to $70 million in Woods Products, Timberlands and Real Estate segments in 2019.

On August 30, 2018, the board of directors authorized the repurchase up to $100.0 million of common stock with no time limit set for the repurchase. At September 30, 2019, we had remaining authorization of $74.8 million for future stock repurchase under the 2018 repurchase program. Stock repurchases in the future will depend on a variety of factors including our cash position, our desired level of liquidity, debt covenant restrictions and our stock price.

Capital Structure

	September 30,	December 31,
(in thousands)	2019	2018
Long-term debt	$756,345	$755,364
Cash and cash equivalents	(94,747)	(76,639)
Net debt	661,598	678,725
Market capitalization[1]	2,762,111	2,137,915
Enterprise value	$3,423,709	$2,816,640

Net debt to enterprise value	19.3%	24.1%
Dividend yield[2]	3.9%	5.1%
Weighted-average cost of debt, after tax[3]	3.3%	3.5%

[1]	Market capitalization is based on outstanding shares of 67.2 million and 67.6 million times closing share prices of $41.09 and $31.64 as of September 30, 2019, and December 31, 2018, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.60 and share prices of $41.09 and $31.64 as of September 30, 2019, and December 31, 2018, respectively.
[3]	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

Adjusted EBITDDA is a non-GAAP measure that management uses in evaluating performance, to allocate resources between segments, and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. This measure should not be considered in isolation from and is not intended to represent an alternative to, our results reported in accordance with GAAP. Management believes that this non-GAAP measure, when read in conjunction with our GAAP financial statements, provides useful information to investors by facilitating the comparability of our ongoing operating results over the periods presented, the ability to identify trends in our underlying business and the comparison of our operating results against analyst financial models and operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.

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

We reconcile Total Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$20,565	$60,336	$44,262	$121,081
Interest expense, net	8,475	10,109	21,821	25,125
Income tax	1,221	5,355	1,860	23,077
Depreciation, depletion and amortization	18,786	18,836	51,310	51,982
Basis of real estate sold	5,228	4,248	14,211	10,673
Loss on extinguishment of debt	—	—	5,512	—
Non-operating pension and other postretirement benefit costs	935	1,942	2,804	5,707
Deltic merger related costs	—	972	—	21,245
Gain on sale of facility	—	—	(9,176)	—
Inventory purchase price adjustment in cost of goods sold	—	—	—	1,849
(Gain) loss on fixed assets	(198)	12	(260)	11
Total Adjusted EBITDDA	$55,012	$101,810	$132,344	$260,750

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

The following table provides a reconciliation of cash provided by operating activities to CAD:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash provided by operating activities[1]	$105,427	$148,368
Capital expenditures	(39,143)	(31,126)
CAD	$66,284	$117,242
Net cash provided by (used in) investing activites[2]	$22,187	$(27,052)
Net cash used in financing activities	$(111,265)	$(100,530)

[1]

Cash from operating activities for the nine months ended September 30, 2019 and 2018 includes cash paid for Deltic merger-related costs of $0.0 million and $20.8 million, respectively, and cash paid for real estate development expenditures of $5.7 million and $3.mi, respectively.

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

We have a $40.0 million term loan that matures in December 2019.  We expect to refinance this term loan at maturity. In September 2019, we entered into a $40.0 million interest rate swap, the objective of which is to lock in the index component rate on an expected new term loan in December 2019. This cash flow hedge requires settlement in December 2019.

A number of our debt instruments and associated interest rate derivative agreements have an interest rate tied to LIBOR.  In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. We are monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and will work with our lenders and counter parties to identify a suitable replacement rate and amend our agreements to reflect this new reference rate accordingly.  We do not believe that the discontinuation of LIBOR as a reference rate in our debt and interest rate derivative agreements will have a material adverse effect on our financial position or materially affect our interest expense.

As of September 30, 2019, we were in compliance with all debt and credit agreement covenants, there were no borrowings under the revolving line of credit and approximately $1.0 million of the $380.0 million credit facility was utilized by outstanding letters of credit.

The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of September 30, 2019:

	Covenant Requirement		Actual at September 30, 2019
Interest coverage ratio	≥	3.00 to 1.00	5.61
Leverage ratio	≤	40%	20%

Contractual Obligations

Other than the $150.0 million refinance of the 7.50% Senior Notes described in Note 9: Debt in the Notes to Condensed Consolidated Financial Statements, which are incorporated herein by reference, there have been no material changes to our contractual obligations during the nine months ended September 30, 2019 outside the ordinary course of business.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. During 2018, both Moody’s and S&P Global upgraded our debt rating to investment grade. There have been no changes in our credit rating during the nine months ended September 30, 2019.  In August 2019 S&P Global revised their outlook on the company to negative from stable.

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

Quantitative Information about Market Risks

The table below provides information about our outstanding long-term debt, weighted-average interest rates and interest rate swaps as of September 30, 2019. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average variable rates are based on implied forward rates in the yield curve.

	EXPECTED MATURITY DATE
(in thousands)	2019	2020	2021	2022	2023	THEREAFTER	TOTAL	FAIR VALUE
Variable rate debt:
Principal due	$40,000	$40,000	$40,000	$—	$—	$277,500	$397,500	$397,500
Average interest rate	3.61%	3.44%	3.28%	—	—	3.21%	3.28%
Fixed rate debt:
Principal due	$—	$6,000	$—	$43,000	$40,000	$275,735	$364,735	$378,866
Average interest rate	—	3.70%	—	4.60%	4.49%	3.98%	4.10%
Interest rate swaps:
Variable to fixed	$40,000	$40,000	$40,000	$—	$—	$277,500	$397,500	$(28,586)
Average pay rate	1.23%	2.84%	2.92%	—	—	2.66%	2.56%
Average receive rate	1.87%	1.54%	1.38%	—	—	1.29%	1.38%

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2019. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of September 30, 2019.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). No repurchases were made by the Company during the third quarter of 2019. During the nine months ended September 30, 2019, we repurchased 686,240 shares of common stock for $25.2 million (including transaction costs) under the 2018 Repurchase Program. Transaction costs are not counted against authorized funds. All common stock purchases were made in open-market transactions. At September 30, 2019, we had remaining authorization of $74.8 million for future stock repurchases under the 2018 Repurchase Program.

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
(101)

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed on October 30, 2019 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months September 30, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018 and (vi) the Notes to Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ WAYNE WASECHEK
Wayne Wasechek
Corporate Controller (Duly Authorized; Principal Accounting Officer)

Date:	October 30, 2019