Form 10-K
period 2019-12-31
POTLATCHDELTIC CORP
filed 2020-02-19
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-32729

POTLATCHDELTIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0156045
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
601 West 1st Ave., Suite 1600
Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (509) 835-1500

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	Trading symbol(s)	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock ($1 par value)	PCH	The Nasdaq Global Select Market

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

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2019, was approximately $2,540.4 million, based on the closing price of $38.98.

As of February 14, 2020, 67,351,801 shares of the registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2020 annual meeting of stockholders expected to be filed with the Commission on or about March 31, 2020 are incorporated by reference in Part III hereof.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding:

•	timber volume;
•	lumber demand and pricing in North America in 2020;
•	North American housing starts and repair and remodel activity;
•	excess log supply in the South;
•	expected sawlog prices in 2020;
•	expected 2020 timber harvest of approximately 6.0 million tons;
•	expected sale of 31% of timber volume under log supply agreements in 2020;
•	expected lumber shipments in 2020 of just over 1.1 billion board feet;
•	expected rural real estate sales of approximately 20,000 to 25,000 acres and 140 residential real estate development lot sales during 2020;
•

expected sales of 50,000 acres of higher and better use (HBU) property, 65,000 acres of non-strategic timberland and 95,000 acres of rural recreational real estate property over the next decade or more;

•	funding of our dividends in 2020;
•	compliance with REIT tax rules;
•	Forest Stewardship Council® (FSC®) and Sustainable Forest Initiative® (SFI®) certification of our timberlands;
•	expectations regarding premium prices for FSC®-certified logs and FSC®-certified lumber;
•	realization of deferred tax assets;
•	expected capital expenditures in 2020;
•	expectations regarding funding of our pension plans in 2020 and over the next 9 years;
•	estimated non-qualified pension plan payments in 2020;
•	estimated future benefit payments;
•	estimated future payments under operating and finance leases;
•	estimated long-term rate of return on pension assets and discount rate;
•	estimated future debt payments;
•	expected effectiveness of our cash flow hedges;
•	expectations regarding the effect of new Financial Accounting Standards Board (FASB) rulings or interpretations; and
•	expected liquidity in 2020 to fund our operations, capital expenditures and debt service obligations and related matters.

Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” “typically” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance.

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

Part I

ITEM 1.  BUSINESS

General

PotlatchDeltic Corporation, formerly known as Potlatch Corporation and also formerly known as Potlatch Holdings, Inc., was incorporated in Delaware in September 2005 to facilitate a restructuring to qualify for treatment as a real estate investment trust (REIT) for federal income tax purposes. It is the successor to the business of the original Potlatch Corporation, which was incorporated in Maine in 1903. On February 20, 2018 (merger date), Deltic Timber Corporation (Deltic) merged into Portland Merger, LLC, a wholly owned subsidiary of Potlatch. Following the merger Potlatch changed its name to PotlatchDeltic Corporation.

We are a leading timberland REIT with operations in seven states where we own approximately 1.9 million acres of timberland.  We also own six sawmills, an industrial grade plywood mill and real estate development projects primarily in central Arkansas.

Our operations are organized into three business segments:

•

Timberlands: Our Timberlands segment manages our timberlands to optimize revenue producing opportunities while adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The Timberlands segment also generates revenues from activities such as hunting leases, recreation permits and leases, mineral rights leases, biomass production and carbon sequestration.

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

Additional information regarding each of our business segments is included in this section, as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5: Segment Information in the Notes to Consolidated Financial Statements.

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

•

Maximizing the value of our timberland real estate. A portion of our acreage is more valuable for recreational purposes or to other timberland or real estate investors. We continually assess the potential uses of our lands and manage them proactively for the highest value. We have identified approximately 11% of our timberlands as having values that are potentially greater than timberland values.

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

Available Information

We make our periodic and current reports that we file with, or furnish to, the Securities and Exchange Commission (SEC) available on or through our website, www.PotlatchDeltic.com (under “Investors – Financial Information”), at no charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Business Segments

Timberlands Segment

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

Timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies, as well as occasionally high timber salvage efforts due to storm damage, unusual pest infestations such as the mountain pine beetle, or fires. Local timber supplies also change in response to prevailing timber prices. Rising timber prices often lead to increased harvesting on private timberlands, including lands not previously made available for commercial timber operations. The supply of timber generally is adequate to meet demand, although this could tighten in the event of higher demand due to increased United States (U.S.) housing starts, increased log and lumber exports and the impacts from weather-related conditions or a natural disaster, such as fire, hurricane, earthquake, insect infestation, drought, disease, ice storms, windstorms, flooding or other factors. The volume and value of timber that can be harvested from our lands may be affected by such weather-related conditions or natural disasters. We assume substantially all risk of loss to the standing timber we own from fire and other hazards, consistent with industry practice in the U.S., because insuring for such losses is not practicable.

Operations. The primary business of the Timberlands segment is the management of our timberlands to optimize the value of all possible revenue producing opportunities while adhering to our strict stewardship standards. Management activities include planting and harvesting trees and building and maintaining roads. The segment also generates revenue from non-timber resources such as from hunting leases, recreation permits and leases, mineral rights leases, biomass production and carbon sequestration.

We strive to maximize cash flow by selling delivered logs and through stumpage sales to external customers while managing our timberlands sustainability over the long-term. From time to time, we may choose within the parameters of our environmental commitments, to harvest timber at levels above or below our estimated sustainability for short periods in order to take advantage of strong demand or to adjust to weak demand. The Timberlands segment sells a portion of its logs at market prices to our Wood Products manufacturing facilities. Intersegment sales to our Wood Products manufacturing facilities were 36%, 33% and 26% of our total Timberlands segment revenues for 2019, 2018 and 2017, respectively. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. The segment’s customers range in size from small operators to multinational corporations. The segment competes with owners of timberlands that operate in areas near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the U.S. The segment competes principally on the basis of distance to market, price, log quality and customer service. No customer represented more than 10% of our consolidated revenues in 2019 or 2018. Idaho Forest Group, LLC operates six sawmills in Idaho and represented slightly more than 10% of our consolidated revenues in 2017.

In 2019, approximately 31% of our harvest volumes were sold under log supply agreements. We expect approximately the same amount to be sold under log supply agreements in 2020. In general, our log supply agreements require a specified volume of timber to be delivered to defined customer facilities at prices that are adjusted periodically to reflect market conditions. Prices in our Northern region contracts are adjusted periodically by species to prevailing market prices for logs, lumber, wood chips and other residuals. Prices in our Southern region contracts are adjusted every three months based on prevailing market prices for logs. Typically, our log supply agreements are in place for one to five years.

Ownership. The Timberlands segment manages approximately 1.9 million acres of timberlands including approximately 18,000 acres under long-term leases. We are the largest private landowner in Idaho and second largest in Arkansas. The following provides additional information about our timberlands at December 31, 2019.

Region	State	Description	Acres (in thousands)
Northern region	Idaho	Variety of commercially viable softwood species, such as Douglas fir, grand fir and inland red cedar	628
	Minnesota	Primarily pine, aspen and hardwoods	106
		Total Northern region	734

Southern region	Arkansas	Primarily southern yellow pine and hardwoods	929
	Mississippi	Primarily southern yellow pine and hardwoods	96
	Alabama	Primarily southern yellow pine and hardwoods	92
	Louisiana	Primarily southern yellow pine and hardwoods	6
		Total Southern region	1,123
		Total	1,857

Inventory. We reforest our acreage in a timely fashion to enhance its long-term value. We employ silvicultural techniques to improve timber growth rates, including vegetation control, fertilization and thinning. In deciding whether to implement any silvicultural practice, we analyze the associated costs and long-term benefits, with the goal of achieving an attractive return over time. The aggregate estimated volume of current standing merchantable timber inventory is updated annually to reflect increases due to reclassification of young growth to merchantable timber when the young growth meets defined diameter specifications, the annual growth rates of merchantable timber and the acquisition of additional merchantable timber and to reflect decreases due to timber harvests and land sales. This estimate is derived using methods consistent with industry practice and is based on statistical methods and field sampling. The estimated inventory volume includes timber in environmentally sensitive areas where the timberlands are managed in a manner consistent with best management practices, state forest practice acts and the SFI® or FSC® forest management standards.

Timber volumes are estimated from cruises of the timber tracts, which are generally completed on a five to ten-year cycle. Since the individual cruises collect field data at different times for specific sites, the growth model projects standing inventory from the cruise date to a common reporting date. Annual growth rates for the merchantable inventory have historically been in the range of 2% to 5% in the North and 6% to 9% in the South. At the end of 2019, our estimated standing merchantable timber inventory was approximately 86 million tons, including approximately 33 million tons in the North and approximately 53 million tons in the South. At the end of 2018, our estimated standing merchantable timber inventory was approximately 88 million tons.

Harvest. Our short-term and long-term harvest plans are critical factors in our timberland management process. To maximize our timberlands' long-term value, we manage them intensively, based upon timber species and local growing conditions. Each year, we prepare a harvest plan designating the timber tracts and volumes to be harvested during that particular year. Our harvest plans take into account changing market conditions, are designed to contribute to the growth of the remaining timber and reflect our policy of environmental stewardship. Each harvest plan reflects our analysis of the age, size and species distribution of our timber, as well as our expectations about harvest methods, growth rates, the volume of each species to be harvested, anticipated acquisitions and dispositions, thinning operations, regulatory constraints and other relevant information. Among other things, the optimal harvest cycles, or rotations, for timber vary by location and species and tend to change over time as a result of silvicultural advances, changes in the markets for different sizes and ages of timber and other factors. Since harvest plans are based on projections of weather, timber growth rates, regulatory constraints and other assumptions, many of which are beyond our control, there can be no assurance that we will be able to harvest the volumes projected or the specific timber stands designated in our harvest plans.

Detailed harvest information by region and product is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table presents a summary of our total 2019 timber harvest by region.

	Timber Harvested
(Tons in thousands)	Sawlogs	Pulpwood	Stumpage	Total
Northern region	1,700	148	8	1,856
Southern region	1,901	1,646	184	3,731
Total	3,601	1,794	192	5,587

Based on our current projections, which are based on constant timberland holdings and take into consideration such factors as market conditions, the ages of our timber stands and recent timberland sales and acquisitions, we expect to harvest approximately 6.0 million tons in 2020.

While managing our timberlands we ensure appropriate measures are taken to protect biological diversity, water quality and other ecosystem values. Our timberlands also provide unique environmental, cultural, historical and recreational value. We work hard to protect these and other qualities, while still managing our forests to produce financially mature timber. Our timberlands include a wide diversity of softwood and hardwood species and are certified to either the SFI® or FSC® standards. We adhere to principles that include commitments to sustainable forestry, responsible practices, forest health and productivity and protection of special sites. We are generally able to realize price premiums for pulpwood from our FSC®-certified lands.

Our Timberland operations are subject to numerous federal, state and local laws and regulations, including those relating to the environment, endangered species, our forestry activities and health and safety. Due to the significance of regulation to our business, we integrate wildlife, habitat and watershed management into our timberland management practices. We also take an active approach to regulatory developments by participating in standard-setting where possible. We work cooperatively with regulators to create voluntary conservation plans that address environmental concerns while preserving our ability to operate our timberlands efficiently. Despite our active participation in governmental policymaking and regulatory standard-setting, there can be no assurance that endangered species, environmental and other laws will not restrict our operations or impose significant costs, damages, penalties or liabilities on us. In particular, we anticipate that endangered species and environmental laws will generally become increasingly stringent.

Wood Products Segment

Operations. We are a top 10 lumber manufacturer in the U.S. We believe that competitiveness in this industry is largely based on individual mill efficiency and on the availability of competitively priced raw materials on a facility-by-facility basis, rather than the number of mills operated. This is because it is generally not economical to transfer logs between or among facilities, which might permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. For these reasons, we believe we are able to compete effectively with companies that have a larger number of mills. We compete based on product quality, customer service and price.

Ownership. Our Wood Products segment manufactures and sells lumber, plywood and residual products at seven mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold through our sales department to end users, retailers or wholesalers for nationwide distribution primarily for use in home building, repair and remodeling, industrial products and other construction activity.

A description of our wood products manufacturing facilities, all of which are owned by us, together with their respective 2019 capacities are as follows:

Annual Capacity[1,2]
Sawmills:
Warren, Arkansas	220 MMBF
Waldo, Arkansas	190 MMBF
St. Maries, Idaho	185 MMBF
Gwinn, Michigan	185 MMBF
Ola, Arkansas	150 MMBF
Bemidji, Minnesota	140 MMBF
Plywood Mill:
St. Maries, Idaho	150 MMSF

[1]

Capacity represents the proven annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Normal operating conditions are based on the configuration, efficiency and the number of shifts worked at each individual facility. In general, the definition includes two shifts per day for five days per week (two 40-hour shifts) at each facility, which is consistent with industry-wide recognized measures. Production can exceed capacity due to efficiency gains and overtime. Actual sawmill production for 2019 was 1,090 MMBF.

[2]	MMBF stands for million board feet; MMSF stands for million square feet, 3/8-inch panel thickness basis.

The principal raw material used is logs, which are obtained from our Timberlands segment or purchased on the open market. We generally do not maintain long-term supply contracts for a significant volume of logs. During 2019, 2018 and 2017, 43%, 42% and 39% of our log purchases, respectively, were provided by our Timberlands segment.

Real Estate Segment

The activities of our Real Estate segment consist primarily of the sale of non-core timberlands and real estate development and subdivision activity through PotlatchDeltic TRS.

Rural real estate operations. The sale of non-core timberlands are in the following categories that exhibit higher value than commercial timberlands.

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

We have identified approximately 210,000 acres of non-core timberland real estate. This includes approximately 50,000 acres of HBU property, 95,000 acres of rural recreational real estate property and 65,000 acres of non-strategic timberland. Sales of these lands are expected to occur over a decade or more. We continually assess the highest value and best use of our timberlands through periodic stratification assessments on our timberlands and as new timberlands are acquired.

From time to time, we also take advantage of opportunities to sell timberland where we believe pricing to be particularly attractive, to match a sale with a purchase of more desirable property while deferring taxes in a like-kind exchange transaction, or to meet various other financial or strategic objectives. Sales of conservation properties and conservation easements on our properties are also included in this segment. Results for the segment depend on the demand for our non-core timberlands, the types of properties sold, the basis of these properties and the timing of closings of property sales. Although large sales of non-strategic properties can cause results that are not comparable or predictable between periods, we have maintained a relatively consistent level of rural real estate and HBU sales.

Development real estate operations. The Real Estate segment also engages in real estate development and sales through PotlatchDeltic TRS. Chenal Valley in Little Rock, Arkansas is a premier upscale master planned community, with approximately 4,800 acres of residential and commercial properties centered around a country club with two championship golf courses, which we own and operate. In addition, we have 800 acres of land in Hot Springs, Arkansas available for future development.

For these properties, we develop and market residential lots and commercial sites and sell undeveloped acreage. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. Infrastructure and other improvements to support the development and sale of residential and commercial properties are provided and funded directly by us or in some circumstances, through real property improvement districts. Such properties are developed only when sufficient demand exists and substantially all infrastructure is completed. Future infrastructure investments are primarily for the development and sale of additional property. Most of the core infrastructure is in place for Chenal Valley. We typically maintain an inventory between 100-150 residential lots in the Chenal Valley area that are developed and available for sale. In addition to these lots there are approximately 1,800 potential residential lots available for development, given demand and market conditions. We have approximately 350 additional acres available for commercial purposes. Our competitors in our real estate markets are other landowners or developers.

Seasonality

Log and pulpwood sales volumes in our Timberlands segment are typically lower in the first half of each year as winter rains in the Southern region and spring thaw in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions that restrict access to logging sites. The third quarter is typically our Timberlands segment's strongest production quarter. Demand for our manufactured wood products typically decreases in the winter months when construction activity is slower, while demand typically increases during the spring, summer and fall when construction activity is generally higher. Rural real estate dispositions and acquisitions can be adversely affected when access to any properties to be sold or considered for acquisition are limited due to adverse weather conditions. Development real estate sales at Chenal Valley occur throughout the year, though historically most sales take place in the second half of the year as builders prepare for the following spring and summer traditional home building and buying season.

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

Due to the significance of regulation to our business, we integrate wildlife, habitat and watershed management into our timberland management practices. We also take an active approach to regulatory developments by participating in standard-setting where possible. We work cooperatively with regulators to create voluntary conservation plans that address environmental concerns while preserving our ability to operate our timberlands efficiently.

Enactment of new environmental laws or regulations, or changes in existing laws or regulations, particularly relating to air and water quality, or their enforcement, may require significant expenditures by us or may adversely affect our timberland management, harvesting activities and manufacturing operations. Forest practice laws and regulations that affect present or future harvest and forest management activities in certain states include:

•	limits on the size of clearcuts,
•	requirements that some timber is left unharvested to protect water quality and wildlife habitat,
•	regulations regarding construction and maintenance of forest roads,
•	rules requiring reforestation following timber harvests, and
•	various related permit programs.

Each state in which we own timberlands has developed best management practices to reduce the effects of forest practices on water quality and aquatic habitats. Additional and more stringent regulations may be adopted by various state and local governments to achieve water-quality standards under the federal Clean Water Act, protect fish and wildlife habitats, human health, or achieve other public policy objectives.

Similarly, a number of species indigenous to our timberlands have been listed as threatened or endangered or have been proposed for one or the other status under the Endangered Species Act. As a result, our activities in or adjacent to the habitat of these species may be subject to restrictions on the harvesting of timber, reforestation activities and the construction and use of roads.

At this time, we believe that federal and state laws and regulations related to the protection of endangered species and air and water quality will not have a material adverse effect on our financial position, results of operations or liquidity. We anticipate, however, increasingly strict laws and regulations relating to the environment, natural resources and forestry operations, as well as increased social concern over environmental issues, which may result in additional restrictions on us, leading to increased costs, additional capital expenditures and reduced operating flexibility.

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

Information regarding environmental proceedings is included in Note 21: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in this report and incorporated herein by reference.

Employees

As of December 31, 2019, we had 1,307 employees, 23 of which are part time. The workforce consisted of 269 salaried and 1,038 hourly and non-exempt employees. As of December 31, 2019, 14% of the workforce was covered under a collective bargaining agreement, which expires in 2020. We believe our employee relations are good.

Information About Our Executive Officers

As of February 14, 2020, information on our executive officers is as follows:

Michael J. Covey (age 62), has served as Chief Executive Officer since February 2006 and served as President and Chief Executive Officer from February 2006 to March 2013. He has been a director of the Company since February 2006 and has served as Chairman of the Board of the Company since January 2007.

Eric J. Cremers (age 56), has served as President and Chief Operating Officer and a director of the company since March 2013, as Executive Vice President and Chief Financial Officer from March 2012 to March 2013, and as Vice President, Finance and Chief Financial Officer from July 2007 to March 2012.

Jerald W. Richards (age 51), has served as Vice President and Chief Financial Officer since September 2013. He was employed by Weyerhaeuser Company and served as Chief Accounting Officer from October 2010 to August 2013, and corporate segment controller from 2008 to October 2010.

Thomas J. Temple (age 63), has served as Vice President, Wood Products since February 2018, and as Vice President, Wood Products and Southern Timberlands from February 2012 to February 2018.

Darin R. Ball (age 54), has served as Vice President of Timberlands since December 2017. From 2012 to December 2017 he served as Manager of our Idaho Timberlands business.

William R. DeReu (age 53), has served as Vice President, Real Estate since February 2018 and as Vice President, Real Estate and Lake States Timberlands from February 2012 to February 2018.

Michele L. Tyler (age 51), has served as Vice President, General Counsel and Corporate Secretary since August 2019. Prior to joining the Company, Ms. Tyler served in legal roles with Vectrus, Inc. (NYSE: VEC), from January 2009 to January 2019, including as Senior Vice President, Chief Legal Officer, and Corporate Secretary from September 2014 to October 2018.

Wayne Wasechek (age 49) has served as Controller and Principal Accounting Officer since November 2018. He previously served as Vice President and Assistant Controller of Vail Resorts, Inc. (NYSE: MTN) from 2011 to 2018 and as Senior Director of Financial Reporting of Vail Resorts from 2006 to 2011.

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

The financial performance of our operations is affected by the cyclical nature of our business. The markets for timber, manufactured wood products and real estate are influenced by a variety of factors beyond our control. The demand for our timber and manufactured wood products is affected by the level of new residential construction, home repair and remodeling and commercial and industrial building activity, which are subject to fluctuations due to changes in economic conditions, changes in unemployment, consumer confidence, interest rates, credit availability including homebuyers’ ability to qualify for mortgages, availability of labor and developable land, population growth, weather conditions and other factors. The demand for logs is also affected by the demand for wood chips in the pulp and paper markets. The supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices. Historical prices for our manufactured wood products have been volatile and we have limited direct influence over the timing and extent of price changes for our manufactured wood products. The demand for real estate can be affected by changes in factors such as interest rates, credit availability and economic conditions, as well as by the impact of federal, state and local land use and environmental protection laws.

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

Timber prices are also affected by changes in timber availability at the local, national and international level. On a local level, timber supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local timberland owners, as well as occasionally high timber salvage efforts due to events such as unusual pest infestations or fires. Our timberlands are located in Alabama, Arkansas, Idaho, Louisiana, Minnesota and Mississippi. As a result, we may be susceptible to adverse economic and other developments in these regions, including industry slowdowns, mill closures and curtailments, business layoffs or downsizing, relocations of businesses, changes in demographics, increases in real estate and other taxes and increased regulation, any of which could have a material adverse effect on us.

The closure of a mill in the regions where we own timber can have a material adverse effect on demand and therefore pricing. As the demand for paper nationwide continues to decline, closures of pulp mills have adversely affected the demand for pulpwood and wood chips in certain of the regions in which we operate. Also, demand in other parts of the world may affect timber prices in the markets in which we compete. For example, although we do not sell into the Asian markets, Asian demand can indirectly impact pricing and supply in North American timber and lumber markets.

In Alabama, Arkansas, Louisiana, Minnesota and Mississippi, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial timber operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in timber prices have often resulted in lower harvest levels, causing short-term decreases in supply that have tended to moderate price decreases. In the South, timber growth rates have exceeded harvests during the past decade, which have led to an oversupply of timber in the region, which in turn has kept prices at relatively low levels.

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

Wind and ice storms coupled with drought and mild winters have contributed to an outbreak of spruce bark beetle throughout Central European forests. This outbreak has resulted in killings of vast areas of timber leading to increased timber salvage operations and an oversupply of sawlogs in Central Europe. As a result, Central European export of logs and lumber are growing dramatically, particularly to China, which has been displacing exports from the U.S. and Canada. This shift in suppliers to the Chinese market has negatively impacted U.S. and Canadian export prices, the amount of volume being exported by the U.S. and Canada to China and may be a contributing factor to increased supply in the U.S. markets. Furthermore, as timber markets are impacted by foreign demand, our business may be impacted by supply chain disruptions due to public health crises and pandemics such as the coronavirus outbreak originating in China at the beginning of 2020. Although we cannot predict the amount or duration of increased availability of foreign supplied timber and lumber products or the impact other infestation, pandemics and weather events may have on prices, demand and supply in the market, to the extent there is a significant increase in foreign timber and lumber product supply to the market or a decrease in foreign demand over an extended period of time, we could experience lower price realization and lower income.

We may be unable to harvest timber or we may elect to reduce harvest levels due to market, weather and regulatory conditions, either of which could adversely affect our results of operations and cash flows.

Our timber harvest levels and sales may be limited due to weather conditions, timber growth cycles, restrictions on access, availability of contract loggers and regulatory requirements associated with the protection of wildlife and water resources, as well as by other factors, including insufficient or excessive precipitation, damage by fire, pest infestation, disease and natural disasters such as ice storms, wind storms, tornadoes, hurricanes and floods. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes usually is localized, affecting only a limited percentage of our timber, there can be no assurance that any damage affecting our timberlands will be limited. We typically experience seasonally lower harvest activity during the winter and early spring due to weather conditions. Severe weather conditions and other natural disasters can also reduce seedling survival rates, impact the productivity of timberlands and disrupt the harvesting and delivery of logs. Our financial results and cash flows are dependent to a significant extent on our continued ability to harvest timber at adequate levels.

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

The volume and value of timber that can be harvested from our lands may be affected by natural disasters such as fire, pest infestation, disease, ice storms, windstorms, tornadoes, hurricanes, floods and other weather conditions and causes beyond our control. As is typical in the forest industry, we assume substantially all risk of loss to the standing timber we own from fire and other hazards because insuring for such losses is not practicable. Consequently, a reduction in our timber inventory could adversely affect our financial results and cash flows. In addition, the geographic concentration of our property makes us more susceptible to adverse impacts from a single natural disaster and other factors that could negatively impact our timber production.

Our businesses are affected by third-party logger and transportation availability and costs.

Our business depends on the availability of third-party logging contractors, railcar and other types of ground transportation companies and is materially affected by the cost and availability of these service providers. Therefore, increases in the cost of fuel could negatively impact our financial results by increasing the cost associated with logging activities and transportation services and could also result in an overall reduction in the availability of these services. Truck driver shortages could negatively impact our financial results by reducing the volume of delivered wood products.

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

The markets for our wood products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. In addition, our wood products manufacturing facilities are relatively capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our wood products competitors may currently be lower-cost producers than we are or may benefit from weak currencies relative to the U.S. dollar and accordingly these competitors may be less adversely affected than we are by price decreases. Wood products also are subject to significant competition from a variety of substitute products, including non-wood and engineered wood products. To the extent there is a significant increase in competitive pressure from substitute products or other domestic or foreign suppliers, our business could be adversely affected.

Our wood products are subject to competition from manufacturers in the U.S. and Canada. For decades, the U.S. and Canada have been in a dispute over pricing for softwood lumber entering the U.S., which has resulted in trade cases and negotiated agreements between the two countries. The U.S. and Canada signed a Softwood Lumber Agreement in 2006, which expired in October 2015. On November 25, 2016, the U.S. lumber industry filed a petition seeking injury determination with the U.S. International Trade Commission, and a petition seeking countervailing (CVD) and anti-dumping (AD) duties on Canadian lumber imports with the U.S. Department of Commerce. Final rulings on injury and CVD and AD duties went into effect on December 28, 2017. The combined CVD and AD cash deposit rate to be paid by most Canadian exporters was initially established at 20.23%. On February 3, 2020, the first annual administrative review set the CVD and AD combined deposit rate for 2017 at 8.37% and the combined deposit rate for 2018 at 8.21%, as a result of high lumber prices during the period of review. Final results impacting duty collection for the periods are expected to be issued in the summer of 2020.  The Government of Canada has appealed the determinations by the U.S. Department of Commerce and the U.S. International Trade Commission supporting the AD/CVD duties as well as to challenge these duties in the World Trade Organization.

The governments of the U.S. and Canada continue to state publicly their intention to reach a negotiated settlement of these trade cases at some point in the future. Even if an agreement is successfully negotiated, there can be no assurance that it will at all times, or at any time, effectively create a fair-trade environment.

In recent years, structural grade certified plywood supplied from Brazil has seen continued expansion into the U.S. market. In September 2019, a coalition of U.S. domestic plywood producers filed suit in the U.S. District Court for the Southern District of Florida, seeking damages and permanent injunctions requiring two certifying agencies in the U.S. to revoke the certifications they issued to 35 Brazilian plywood plants. The lawsuit claims the certifications amount to false advertising because the Brazilian plants produce plywood that does not meet the stringent strength properties indicated by the certification, and its introduction into the U.S. market at low prices caused a substantial decline in certified panel prices in the U.S. We are not a party to the lawsuit and while we cannot predict the lawsuit’s outcome, should the certifying agencies successfully defend their certifications, additional lower cost Brazilian plywood may enter the U.S. markets and our business could be adversely affected.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or negatively affect our results of operations and financial condition.

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could unexpectedly cease to operate due to a number of events, including unscheduled maintenance outages, prolonged power failures, equipment failures, raw material shortages, cyber-attacks, labor difficulties, disruptions in the transportation infrastructure, such as roads, bridges, railroad tracks and tunnels, fire, ice storms, floods, windstorms, tornadoes, hurricanes or other catastrophes, terrorism or threats of terrorism, governmental regulations and other operational problems.

We cannot predict the duration of any such downtime or extent of facility damage. Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer requirements could be impaired, resulting in lower sales and income.  Although some risks are not insurable and some coverage is limited, we purchase insurance on our manufacturing facilities for damages such as fires, floods, windstorms, earthquakes and equipment failure.  Such insurance may not be sufficient or may be cost prohibitive to cover all our damages.

Changes in demand for our real estate and delays in the timing of real estate transactions may affect our revenues and operating results.

A number of factors, including availability of credit, a slowing of residential and commercial real estate development, population shifts and changes in demographics could reduce the demand for our real estate and negatively affect our results of operations. Changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-core timberlands and could also negatively affect our results of operations. Changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use and development of real estate, or changes in the political composition of federal, state and local governmental bodies could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business, profitability or financial condition.

Additionally, we have real estate development projects located in Central Arkansas, specifically, in and west of Little Rock, Arkansas and in Hot Springs, Arkansas. These real estate operations are particularly vulnerable to economic downturns, weather or other adverse events that may occur in this region and to competition from nearby commercial and residential housing developments. Our results of operations may be affected by the cyclicality of the homebuilding and real estate industries. Factors influencing these industries include changes in population growth, general and local economic conditions, weather, employment levels, consumer confidence and income, housing demand, new and existing housing inventory levels, availability and cost of financing, mortgage interest rates and foreclosures, and changes in government regulation regarding the environment, zoning, real estate taxes, and other local government fees. In addition, the tightening of credit and economic recession could delay or deter commercial and residential real estate activity and may affect our operating results.

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

Our operations are subject to a variety of federal, state and local laws and regulations regarding protection of the environment, including those relating to:

•	the protection of timberlands;

•	endangered species;
•	timber harvesting practices;
•	recreation and aesthetics;
•	protection and restoration of natural resources;
•	air and water quality;
•	climate conditions and
•	remedial standards for contaminated soil, sediments and groundwater.

Failure to comply with these requirements can result in significant fines or penalties, as well as liabilities for remediation of contaminated sites, natural resource damages or alleged personal injury or property damage claims. Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change and new laws and regulations that may affect our business are frequently enacted. These changes, as well as changes in the political composition of federal, state and local governmental bodies, may adversely affect our ability to harvest and sell timber and operate our manufacturing facilities and may adversely affect the ability of others to develop property we intend to sell for higher and better use purposes.

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

In addition, environmental groups and interested individuals may intervene in the regulatory processes in the locations where we own timberlands and operate our wood products mills. Delays or restrictions on our operations due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested parties may file or threaten to file lawsuits that seek to prevent us from obtaining permits, harvesting timber under contract with federal or state agencies, implementing capital improvements or pursuing operating plans or that require us to obtain permits before pursuing operating plans. Any lawsuit, or even a threatened lawsuit, could delay harvesting on our timberlands or impact our ability to operate or invest in our wood products mills.

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

Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) impose strict, and under certain circumstances joint and several liability on responsible parties, including current and former owners and operators of contaminated sites, for costs of investigation and remediation of contamination. They also impose liability for related damages to natural resources. We have in the past been identified by the Environmental Protection Agency (EPA) as a potentially responsible party under CERCLA at various locations.   Additional information is discussed in Note 21: Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this report and that information is incorporated herein by reference. It is possible that other facilities we own or operate, or formerly owned or operated, or timberlands we now own or acquire, could also become subject to liabilities under these laws. The cost of investigation and remediation of contaminated properties could increase operating costs and adversely affect our financial results.

We manage our manufacturing facilities and timberland operations to be in compliance with applicable environmental laws and regulations. We cannot be certain, however, that situations that give rise to material environmental liabilities have occurred in the past, and may be discovered in the future and result in additional restrictions on us, leading to increased costs, additional capital expenditures and reduced operating flexibility.

Changes in climate conditions and governmental responses to such changes may affect our operations or planned or future growth activities.

There continue to be increased social concerns over climate change and environmental issues, as well as numerous international, U.S. federal and state-level initiatives and proposals to address domestic and global climate issues. These initiatives include proposals to regulate and/or tax the production of carbon dioxide and other greenhouse gases to facilitate the reduction of carbon compound emissions into the atmosphere and provide tax and other incentives to produce and use cleaner energy. Future legislation or regulatory activity in this area remains uncertain, and its effect on our operations is unclear at this time. We manage our manufacturing facilities and timberland operations to be in compliance with applicable laws and regulations. However, it is possible that legislation or government mandates, standards or regulations intended to mitigate or reduce carbon compound or greenhouse gas emissions or other climate change effects could adversely affect our operations. For example, such initiatives could limit harvest levels or result in significantly higher costs for energy and other raw materials, which could have an adverse effect on our results of operations and profitability.

Additionally, there is scientific research that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. Our operations and the operations of our suppliers are subject to climate variations, which impact the productivity of forests, the frequency and severity of wildfires, the distribution and abundance of species, and the spread of disease or insect epidemics, which in turn may adversely or positively affect timber production. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, snow, ice storms, the spread of disease, and insect infestations. Changes in precipitation resulting in droughts could make wildfires more frequent or more severe and could adversely affect timber production. Any of these natural disasters could affect our timberlands, harvest operations or cause variations in the cost of raw materials, such as virgin fiber which could have a material adverse effect on our results of operations and profitability.

Our defined benefit pension plans are currently underfunded.

We have qualified defined benefit pension plans covering the majority of our employees which, in aggregate at December 31, 2019, were 91.6% funded. Future actions involving our defined benefit and other postretirement plans, such as annuity buyouts and lump-sum payouts could cause us to incur significant pension and postretirement settlement and curtailment charges and may require cash contributions to maintain a legally required funded status.

The measurement of the pension benefit obligation, determination of pension plan net periodic costs and the requirements for funding our pension plans are based on a number of actuarial assumptions. The most critical assumption is the discount rate applied to pension plan obligation as changes in long-term interest rates may result in increased pension costs in future periods. Changes in assumptions regarding discount rates could also increase future pension costs. Changes in any of these factors may significantly impact future contribution requirements. For additional information regarding this matter see Note 19: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements and Liquidity and Capital Resources and Critical Accounting Policies and Estimates included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.

As of December 31, 2019, approximately 14% of our workforce was covered by a collective bargaining agreement, which expires in 2020. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.

We rely on information technology to support our operations and reporting environments. Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs or cause reputational harm.

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

Although we invest in the protection of data and information technology, including through regular employee training and awareness programs, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of confidential or protected data and could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

Although the disclosures in Note 21: Commitments and Contingencies in the Notes to the Consolidated Financial Statements contain management’s current views of the effect such legal matters could have on our financial results, there can be no assurance that the outcome of any such legal matters will be as currently expected. It is possible that there could be adverse judgments against us in some, and that we could be required to take a charge and make cash payments for all or a portion of any related awards of damages that could materially and adversely affect our results of operations or cash flows for the quarter or year in which we record or pay it.

Risks Related to Our Indebtedness

Our indebtedness could materially adversely affect our ability to generate sufficient cash to pay dividends to stockholders and fulfill our debt obligations, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

Our debt requires interest and principal payments. At December 31, 2019, we had total long-term debt of $762.2 million. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our indebtedness could intensify.

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

A number of our debt instruments and associated interest rate derivative agreements have an interest rate tied to the London Interbank Offered Rate (LIBOR). In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. In April 2018, the Federal Reserve Bank of New York began publishing a Secured Overnight Funding Rate (SOFR), backed by Treasury securities, which is intended to replace U.S. dollar LIBOR. However, whether or not SOFR attains market traction as a LIBOR replacement tool remains in question, and the future of LIBOR remains uncertain at this time. Our interest rate derivative agreements are governed by the International Swap Dealers Association ("ISDA"). ISDA is in the process of developing fallback language for derivative agreements and is expected to establish a protocol to allow counterparties to modify legacy trades to include the new fallback language.

The market transition away from LIBOR to an alternative reference rate is complex. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. If LIBOR is no longer available or if our lenders or interest rate swap counterparties have increased costs due to changes in LIBOR, we may experience potential increases in interest rates from our variable debt and interest rate derivatives, which could adversely impact our interest expense, results of operations and cash flows. We are monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and will work with our lenders and counterparties to identify a suitable replacement rate and amend our agreements to reflect this new reference rate accordingly. However, at this time, we cannot predict how markets will respond to the effect of any changes to, or the discontinuation of LIBOR.

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

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and influenced by many factors, some of which are beyond our control.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above under Business and Operating Risks and the following:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;
•	announcements by us or our competitors of capacity change;
•	acquisitions or strategic investments;
•	our growth rate and our competitors’ growth rates;
•	the financial markets, interest rates and general economic conditions;
•	changes in stock market analyst recommendations regarding us or lack of analyst coverage of our common stock;
•	our competitors or the forest products industry generally;
•	failure to pay cash dividends or the amount of cash dividends paid;
•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock; and
•	changes in accounting principles and changes in tax laws and regulations.

In addition, there has been significant volatility in the market price and trading volume of securities of companies operating in the forest products industry that often has been unrelated to individual company operating performance. Some companies that have experienced volatile market prices for their securities have had securities litigation brought against them. If litigation of this type is brought against us, it could result in substantial costs and divert management’s attention and resources.

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

Further, the rules with which we must comply to maintain our status as a REIT limit our ability to use dividends from PotlatchDeltic TRS for the payment of stockholder dividends and to service our indebtedness. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from PotlatchDeltic TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from PotlatchDeltic TRS and may impact our ability to pay dividends to stockholders and service the REIT's indebtedness using cash from PotlatchDeltic TRS.

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

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select Market (NASDAQ) with the ticker symbol “PCH”. There were approximately 1,281 stockholders of record as of February 14, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2016, the company announced that its Board of Directors had authorized management to repurchase up to $60.0 million of common stock over a period of 24 months (the Repurchase Plan) expiring on April 30, 2018. In total, $6.0 million of common stock was repurchased under the Repurchase Plan prior to its expiration with no shares repurchased during 2017 or 2018.

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). No repurchases were made by the Company during the fourth quarter of 2019. During the year ended December 31, 2019, we repurchased 686,240 shares of common stock for $25.2 million under the 2018 Repurchase Program. All common stock purchases were made in open-market transactions. At December 31, 2019, we had remaining authorization of $74.8 million for future stock repurchases under the 2018 Repurchase Program.

We record share purchases upon trade date, as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been settled. There were no unsettled repurchases as of December 31, 2019 and 2018.

EQUITY COMPENSATION PLAN INFORMATION

Information required by this item with respect to equity compensation plans is included under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed with the SEC on or about March 31, 2020 and is incorporated herein by reference.

Company Stock Price Performance

The following graph and table show a five-year comparison of cumulative total stockholder returns for our company, the NAREIT Equity Index, the Standard & Poor’s 500 Composite Index and a group of four companies that we refer to as our peer group index for the period ended December 31, 2019. The total stockholder return assumes $100 invested at December 31, 2014, with quarterly reinvestment of all dividends.

	At December 31,
	2015	2016	2017	2018	2019
PotlatchDeltic Corporation	$76	$108	$134	$98	$140
NAREIT Equity Index	$103	$112	$118	$112	$142
S&P 500 Composite Index	$101	$114	$138	$132	$174
2019 Peer Group Index	$89	$98	$117	$94	$135

Our peer group index for 2019 consists of Rayonier Inc., St. Joe Co., Universal Forest Products Inc. and Weyerhaeuser Co. Returns are weighted based on market capitalizations as of the beginning of each year. Deltic has been excluded from our peer group index in the above table and graph for all years presented due to our merger in 2018. Our 2018 return includes the impact of the Deltic earnings and profits special distribution of approximately $3.54 per share. See Note 6: Earnings Per Share in the Notes to Consolidated Financial Statements for additional information.

The performance graph above is being furnished solely to accompany this Report pursuant to Item 201(e) of Regulation S-K and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation in such filing.

ITEM 6.  SELECTED FINANCIAL DATA

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

(in thousands - except per share amounts)	2019	2018 [1]	2017	2016 [2]	2015
Revenues	$827,098	$974,579	$678,595	$599,099	$575,336
Net income	$55,661	$122,880	$86,453	$10,938	$31,714

Total assets	$2,235,059	$2,325,852	$953,079	$927,681	$1,016,612
Long-term debt (including current portion)[3]	$756,469	$755,364	$573,319	$583,988	$603,881
Total stockholders’ equity	$1,226,831	$1,314,779	$200,542	$156,274	$203,736

Capital expenditures:[4]
Property, plant and equipment	$39,153	$29,880	$12,855	$5,866	$18,987
Timberlands reforestation and roads	17,695	17,378	15,207	13,422	13,745
Real estate development expenditures	7,254	5,049	—	—	—
Total capital expenditures	$64,102	$52,307	$28,062	$19,288	$32,732

Net income per share:
Basic	$0.82	$2.03	$2.12	$0.27	$0.78
Diluted	$0.82	$1.99	$2.10	$0.27	$0.77
Dividends per share[5]	$1.60	$1.60	$1.53	$1.50	$1.50
Weighted-average shares outstanding (in thousands):
Basic	67,608	60,534	40,824	40,798	40,842
Diluted	67,743	61,814	41,227	41,033	40,988

[1]

In February 2018, Deltic merged into a wholly-owned subsidiary of Potlatch for total consideration of $1.1 billion of our common stock and $0.3 billion of liabilities assumed. See Note 2: Deltic Merger in the Notes to Consolidated Financial Statements.

[2]

In the second quarter of 2016, we sold approximately 172,000 acres of timberlands located in central Idaho for $114 million at a loss of $48.5 million before taxes and repaid $42.6 million of revenue bonds.

[3]

Long-term debt as of December 31, 2018 excludes the $29 million of revenue bonds for the MDF facility which is classified as held for sale. See Note 3: Sale of Deltic MDF Facility in the Notes to Consolidated Financial Statements.

[4]	Does not include the acquisition of timber and timberlands.
[5]

Does not include the Deltic earnings and profits special distribution of $222.0 million or approximately $3.54 per share paid on November 15, 2018. See Note 6: Earnings Per Share in the Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with Part I - Item 1. Business and Item 8. Financial Statements and Supplementary Data.

Our operations are organized into three business segments: Timberlands, Wood Products and Real Estate. The operating results of our Timberlands, Wood Products and Real Estate business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, credit availability including homebuyers’ ability to qualify for mortgages, availability of labor and developable land, lumber prices, weather conditions, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions and other factors. See Part I ‑ Item 1A. Risk Factors for additional information.

Our Timberlands segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and typically represent a significant portion of the Timberland segment’s total revenues. Our other segments generally do not generate intersegment revenues. In the discussion of our consolidated results of operations, our revenues and expenses are reported after elimination of intersegment revenues and expenses. In the business segment discussions, each segment’s revenues and expenses, as applicable, are presented before elimination of intersegment revenues and expenses.

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

Adjusted EBITDDA is a non-GAAP measure that management uses in evaluating performance, allocating resources between segments, and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. This measure should not be considered in isolation from and is not intended to represent an alternative to, our results reported in accordance with GAAP. Management believes that this non-GAAP measure, when read in conjunction with our GAAP financial statements, provides useful information to investors by facilitating the comparability of our ongoing operating results over the periods presented, the ability to identify trends in our underlying business and the comparison of our operating results against analyst financial models and operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.

Our definition of EBITDDA and Adjusted EBITDDA may be different from similarly titled measures reported by other companies. We define EBITDDA as net income (loss) before interest expense, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses. See Note 5: Segment Information of the Notes to the Consolidated Financial Statements for information related to the use of segment Adjusted EBITDDA.

Business and Economic Conditions Affecting Our Operations

The demand for timber is directly affected by the underlying demand for lumber and other wood-products, as well as by the demand for pulp, paper and packaging. Our Timberlands and Wood Products segments are impacted by demand for new homes in the United States and by repair and remodeling activity.

During the first half of 2019, United States (U.S.) single family housing starts remained tepid as a result of affordability concerns. Further, extended inclement weather across the country in the first half of 2019 impacted building conditions and delayed the normal start of the building season.  Building conditions improved in the second half of the year with seasonally adjusted annual rate of single-family starts for December 2019 above 1.1 million units. Growth in 2020 is forecasted as builders’ renewed focus on smaller, more affordable homes which are expected to attract a wider array of buyers. Lumber demand is also expected to benefit from continued, modest growth in repair and remodel activity.

Average lumber prices increased modestly during 2019 but remain significantly below 2018 levels as many buyers continued to maintain low inventories. We believe higher lumber demand, combined with industry production curtailments announced in 2019 will positively impact pricing in 2020. We expect to ship just over 1.1 billion board feet during 2020.

In our Timberlands segment, we index a significant portion of our Idaho sawlogs to the price of lumber under long-term supply agreements. The Northern region experienced a decline in sawlog pricing during 2019 because of lower average lumber prices. Southern region log supply was affected by wet weather in the first half of 2019 restricting log supply and resulting in increased sawlog prices. The onset of drier weather in the third quarter of 2019 led to an increase in sawlog supply in the Southern market as several local timberland owners increased their harvesting activities to take advantage of attractive prices contributing to Southern region mill log inventories shifting to higher levels. As mill inventories remained full and market supply for logs remained high we scaled back on planned harvest activities during the second half of 2019. Southern pine sawlog prices have normalized and we expect our harvest volumes to return to typical levels in 2020. We expect to harvest approximately 6.0 million tons during 2020.

Our Real Estate segment benefited from two large rural land sales in the second quarter of 2019 and increased sales in Chenal Valley during 2019 compared to 2018. Residential and commercial sales in Chenal Valley mainly follow the national housing market trends but do experience microeconomic factors for the area including economic growth and the availability of builders, contractors and workforce to support development efforts. We expect to sell between 20,000 and 25,000 rural real estate acres and approximately 140 residential development lots during 2020.

CONSOLIDATED RESULTS

The following table sets forth year-over-year changes in items included in our Consolidated Statements of Income. Our Business Segment Results provide a more detailed discussion of our segments.

				2019	2018
				vs.	vs.
(in thousands)	2019	2018	2017	2018	2017
Revenues	$827,098	$974,579	$678,595	$(147,481)	$295,984
Costs and expenses:
Cost of goods sold	682,066	707,645	469,393	(25,579)	238,252
Selling, general and administrative expenses	57,925	59,861	49,996	(1,936)	9,865
Gain on sale of facility	(9,176)	—	—	(9,176)	—
Deltic merger-related costs	—	22,119	3,409	(22,119)	18,710
Environmental charges for Avery Landing	—	—	4,978	—	(4,978)
Gain on lumber price swap	—	—	(1,088)	—	1,088
	730,815	789,625	526,688	(58,810)	262,937
Operating income	96,283	184,954	151,907	(88,671)	33,047
Interest expense, net	(30,361)	(35,227)	(27,049)	4,866	(8,178)
Loss on extinguishment of debt	(5,512)	—	—	(5,512)	—
Non-operating pension and other postretirement benefit costs	(3,739)	(7,648)	(6,384)	3,909	(1,264)
Income before income taxes	56,671	142,079	118,474	(85,408)	23,605
Income tax provision	(1,010)	(19,199)	(32,021)	18,189	12,822
Net income	$55,661	$122,880	$86,453	$(67,219)	$36,427
Adjusted EBITDDA[1]	$178,943	$297,193	$195,757	$(118,250)	$101,436

[1]	See Liquidity and Performance Measures for a reconciliation of Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the years presented.

2019 compared with 2018

Revenues

Revenues were $827.1 million, a decrease of $147.5 million compared to 2018. Revenues decreased as a result of lower lumber prices, including the effect on indexed Northern sawlog prices.  Revenues also declined in the Southern region as inclement weather during the first half of 2019 and ample sawlog supply in the second half of the year led to lower harvest volumes. Further, 2019 only included 1.5 months of operations at the Deltic MDF facility compared to 10.5 months during 2018. These declines in revenue were partly offset by increased lumber shipments, two large rural land sales in Arkansas and increased residential and commercial lot sales in Chenal Valley.

Cost of goods sold

Cost of goods sold decreased $25.6 million compared with 2018. This decrease was due to operations at the Deltic MDF facility for 1.5 months in 2019 compared to 10.5 months in 2018, lower indexed log costs in the Northern region and lower performance-based variable compensation. These decreases were partially offset by higher lumber shipments primarily as a result of a full year of the acquired Deltic sawmill operations, increased log costs in the Southern region, increased road maintenance costs in the Southern region as a result of unfavorable logging conditions and increased log and haul costs in the Southern region where there was increased competition for loggers.

Selling, general and administrative expenses

SG&A expenses for 2019 were $57.9 million compared with $59.9 million in 2018. The decrease was primarily due to lower performance-based variable compensation and lower consultant and professional service fees.

Gain on Sale of Facility

On December 20, 2018, we entered into an Asset Purchase and Sale Agreement with Roseburg Forest Products Co. to sell the Deltic MDF facility for $92.0 million. The transaction closed on February 12, 2019 resulting in a $9.2 million pre-tax gain on sale. See Note 3: Sale of Deltic MDF Facility in the Notes to Consolidated Financial Statements for additional information.

Deltic merger-related costs

Merger-related costs for 2018 were $22.1 million. This included $12.2 million for investment banking fees, legal fees, accounting and appraisal fees and other costs related to filing the joint proxy/prospectus for the merger. Restructuring costs were $9.9 million, consisting primarily of termination benefits, which included accelerated share-based payment costs for qualifying terminations.

Interest expense, net

Interest expense, net was $30.4 million, compared with $35.2 million for the same period in 2018. The decline in interest expense was primarily due to increased patronage dividends from our lenders, reduced interest costs from the refinancing of our $150.0 million Senior Notes in January 2019 and $29.0 million of revenue bonds assumed by the purchaser of the Deltic MDF facility in February 2019. These decreases were partly offset by a full year of interest expense in 2019 associated with $200.0 million of long-term debt assumed or refinanced in connection with the Deltic merger in 2018. See Note 14: Debt in the Notes to Consolidated Financial Statements for a more detailed discussion of our borrowings.

Loss on extinguishment of debt

As part of the $150.0 million Senior Notes redemption in January 2019 we incurred a redemption premium of $4.9 million and wrote off certain unamortized debt costs. See Note 14: Debt in the Notes to Consolidated Financial Statements for a more detailed discussion of our borrowings.

Income tax provision

Provision for income taxes for 2019 was $1.0 million compared with $19.2 million for 2018. Income taxes are primarily due to income or loss generated from our PotlatchDeltic TRS. For 2019, the PotlatchDeltic TRS’s income before income tax was $2.9 million compared to $100.3 million in 2018. The decrease in the TRS’s income before income tax was primarily a result of declines in lumber pricing and only 1.5 months of operation at the Deltic MDF facility in 2019.  These declines were partially offset by the gain on sale of the Deltic MDF facility. Also, during 2018 we recorded a tax benefit of $5.0 million primarily related to deducting contributions to our qualified pension plans at the higher 2017 income tax rate.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for 2019 was $178.9 million compared to $297.2 million for 2018. The decrease in Total Adjusted EBITDDA was driven primarily by decreased lumber pricing year over year, including the effect on indexed Idaho sawlogs. These decreases were partially offset by increased lumber shipments, increased sawlog prices in the Southern region, two large rural land sales in Arkansas and increased residential and commercial sales at Chenal Valley. Refer to the Business Segments Results below for further discussions on activities for each of our segments.  See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

2018 compared with 2017

Revenues

Revenues for 2018 were $974.6 million, an increase of $296.0 million compared to 2017. This increase includes revenue of $265.3 million from over 10 months of Deltic sales following the merger. Revenues also increased year over year as we experienced overall higher realizations on sawlogs in the Northern region due to the effect of higher lumber prices on indexed Idaho sawlogs during the first half of the year and we sold 8,000 acres of non-strategic timberlands in Minnesota during 2018 to a conservation entity.

Cost of goods sold

Cost of goods sold increased $238.3 million compared with the same period in 2017, primarily due to the addition of the Deltic operations in 2018 resulting in additional operating costs and increased depletion, depreciation and amortization. In addition, basis of land sold increased compared to 2017 due to the mix of sales along with the sales of non-strategic Deltic timberlands and sales of development land in Chenal Valley following the Deltic merger.

Selling, general and administrative expenses

SG&A expenses for 2018 were $59.9 million compared with $50.0 million in 2017 primarily due to the acquired Deltic operations.

Deltic merger-related costs

Merger-related costs for 2018 were $22.1 million compared to $3.4 million for 2017. Merger-related costs included $12.2 million for investment banking fees, legal fees, accounting and appraisal fees and other costs related to filing the joint proxy/prospectus for the merger in 2018. Restructuring costs were $9.9 million in 2018, consisting primarily of termination benefits, which included accelerated share-based payment costs for qualifying terminations.

Avery Landing

During 2017, we accrued an additional $5.0 million for a total accrual of $6.0 million related to Avery Landing proceeding, which was settled in April 2018. See Note 21: Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Lumber price swap

In April 2017, we entered into a lumber price swap to fix the price on a total of 36 million board feet (MMBF) of southern yellow pine with an effective date of July 1, 2017 and a termination date of December 31, 2017. Under the contract, beginning in July 2017, cash settlement on 6 MMBF occurred each month. Changes in the fair value of the derivative were recorded directly into income as it was not designated as a hedge. We did not enter into lumber price swaps during 2018. See Note 15: Derivative Instruments in the Notes to Consolidated Financial Statements.

Interest expense, net

Interest expense, net was $35.2 million, compared with $27.0 million for the same period in 2017. The $8.2 million increase was primarily due to assumption of $230.0 million in long-term debt assumed or refinanced in connection with the Deltic merger, including $29.0 million of revenue bonds associated with the Deltic MDF facility. Refer to Note 14: Debt in the Notes to Consolidated Financial Statements for a more detailed discussion of our borrowings.

Income tax provision

Provision for income taxes for 2018 was $19.2 million compared with $32.0 million for 2017. Income taxes are primarily due to income or loss generated from our PotlatchDeltic TRS. For 2018, the PotlatchDeltic TRS’s income before income tax was $100.3 million compared to $59.5 million in 2017. The increase in the PotlatchDeltic TRS’s income before income tax was primarily the result of higher lumber prices and the acquired Deltic wood products operations. On December 22, 2017, the Tax Act was enacted, which contained significant changes to corporate taxation. The primary impact of the Tax Act in 2018 was a reduction to our PotlatchDeltic TRS’s effective tax rate, resulting in an estimated $10.1 million tax savings in 2018. During 2018, we also recorded a tax benefit primarily related to deducting contributions to our qualified pension plans made in 2018 at the higher 2017 income tax rate discussed above. In addition to the higher corporate tax rate in 2017, the income tax provision for 2017 included a $10.7 million charge as a result of remeasured deferred tax assets, net at the lower tax rate.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for 2018 was $297.2 million, an increase of $101.4 million compared to 2017. The increase in Total Adjusted EBITDDA was driven primarily by increased Southern harvests, higher lumber prices and increased Wood Product segment volumes due to the addition of Deltic operations. Refer to the Business Segments Results below for further discussions on activities for each of our segments.  See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

BUSINESS SEGMENT RESULTS

Timberlands Segment

				2019	2018
	Years Ended December 31,			vs.	vs.
(in thousands)	2019	2018	2017	2018	2017
Revenues[1]	$322,693	$354,950	$278,199	$(32,257)	$76,751
Costs and expenses
Logging and hauling	150,445	146,568	117,827	3,877	28,741
Other	31,468	31,009	27,015	459	3,994
Selling, general and administrative expenses	6,793	7,539	6,650	(746)	889
Adjusted EBITDDA[2]	$133,987	$169,834	$126,707	$(35,847)	$43,127

[1]	Prior to elimination of intersegment fiber revenues of $114.9 million, $115.9 million and $71.4 million in 2019, 2018 and 2017, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 5: Segment Information in the Notes to Consolidated Financial Statements.

Timberlands Segment Statistics

				2019	2018
	Years Ended December 31,			vs.	vs.
Harvest Volumes (in tons)	2019	2018	2017	2018	2017
Northern region
Sawlog	1,700,071	1,714,154	1,711,588	(14,083)	2,566
Pulpwood	148,350	146,749	146,402	1,601	347
Stumpage	7,978	13,403	12,127	(5,425)	1,276
Total	1,856,399	1,874,306	1,870,117	(17,907)	4,189

Southern region
Sawlog	1,901,001	1,853,037	933,228	47,964	919,809
Pulpwood	1,645,593	1,593,904	1,168,225	51,689	425,679
Stumpage	184,272	221,546	41,151	(37,274)	180,395
Total	3,730,866	3,668,487	2,142,604	62,379	1,525,883

Total harvest volume	5,587,265	5,542,793	4,012,721	44,472	1,530,072

Sales Price/Unit ($ per ton)
Northern region[1]
Sawlog	$95	$119	$111	$(24)	$8
Pulpwood	$39	$41	$38	$(2)	$3
Stumpage	$14	$12	$13	$2	$(1)

Southern region[1]
Sawlog	$46	$44	$44	$2	$—
Pulpwood	$32	$31	$30	$1	$1
Stumpage	$9	$11	$14	$(2)	$(3)

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2019, compared with the year ended December 31, 2018 and for the year ended December 31, 2018, compared with the year ended December 31, 2017:

(in thousands)	2019 vs 2018	2018 vs 2017
Adjusted EBITDDA - prior year	$169,834	$126,707
Sales price and mix	(38,706)	(16,816)
Harvest volume	2,145	51,437
Other revenue	1,896	5,059
Logging and hauling cost per unit	(1,451)	8,304
Forest management	(1,128)	(628)
Indirect and overhead costs	1,397	(4,229)
Adjusted EBITDDA - current year	$133,987	$169,834

2019 compared with 2018

Timberlands Adjusted EBITDDA for 2019 was $134.0 million, a decrease of $35.8 million compared with the same period in 2018 primarily as a result of the following:

•

Sales Price and Mix: Sawlog prices in the Northern region declined 20.2%, to $95 per ton resulting from the effect of lower lumber prices on Idaho sawlogs that are indexed to lumber and a decline in cedar prices. This was partially offset by sawlog prices in the Southern region increasing to $46 per ton compared to $44 per ton in 2018, primarily due to constrained log supply caused by the wet weather.

•	Harvest Volume: Total harvest volume increased approximately 44,500 tons, or 0.8%, in 2019 compared to 2018.
•

Other Revenue: Other revenue is predominantly revenue from hunting leases and natural gas and oil royalties. The increase year over year is primarily due to a full year of activity in 2019 from the acquired Deltic properties compared to a partial year in 2018.

•

Logging and Hauling Cost per Unit: Increased log and haul rates, especially in the Southern region where there was increased competition for loggers, drove the $1.5 million unfavorable impact to segment Adjusted EBITDDA.

2018 compared with 2017

Adjusted EBITDDA for 2018 was $169.8 million, an increase of $43.1 million compared to 2017. The change in Adjusted EBITDDA was primarily the result of the following:

•

Sales Price and Mix: The average sales price realized on sawlogs in 2018 was lower than 2017 due to an increase in Southern harvest activities during 2018 as a result of the Deltic merger. Sawlog prices in the South are significantly below Northern prices.

•	Harvest Volume: Total harvest volume increased 1.5 million tons compared to 2017 primarily due to the merger with Deltic in early 2018.
•

Other Revenue: Other revenue contributed $5.1 million to Adjusted EBITDDA, primarily due to additional acres from the Deltic merger which allows for more acres available for hunting leases and natural gas and oil royalties.

•	Logging and Hauling Cost per Unit: Logging and hauling cost per unit declined year over year primarily due to a higher mix of Southern volume which carries an overall lower cost per ton.
•

Forest Management, Indirect and Overhead: Higher administrative and overhead primarily due to the addition of the Deltic operations early in 2018 decreased Adjusted EBITDDA by $4.2 million compared to 2017.

Wood Products Segment

				2019	2018
	Years Ended December 31,			vs.	vs.
(in thousands)	2019	2018	2017	2018	2017
Revenues	$540,408	$680,931	$441,157	$(140,523)	$239,774
Costs and expenses[1]
Fiber costs	267,753	273,716	182,090	(5,963)	91,626
Freight, logging and hauling	70,747	81,398	50,929	(10,651)	30,469
Manufacturing costs	182,777	184,800	122,982	(2,023)	61,818
Finished goods inventory change	(755)	1,897	(1,159)	(2,652)	3,056
Selling, general and administrative expenses	8,422	8,537	5,691	(115)	2,846
Other	(1,437)	—	—	(1,437)	—
Adjusted EBITDDA[2]	$12,901	$130,583	$80,624	$(117,682)	$49,959

[1]	Prior to elimination of intersegment fiber costs of $114.9 million, $115.9 million and $71.4 million in 2019, 2018 and 2017, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 5: Segment Information in the Notes to Consolidated Financial Statements.

Wood Products Segment Statistics

				2019	2018
	Years Ended December 31,			vs.	vs.
	2019	2018	2017	2018	2017
Lumber shipments (MBF)[1]	1,068,519	1,015,385	736,667	53,134	278,718
Lumber sales prices ($ per MBF)	$371	$457	$425	$(86)	$32

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2019, compared with the year ended December 31, 2018 and for the year ended December 31, 2018, compared with the year ended December 31, 2017:

(in thousands)	2019 vs 2018	2018 vs 2017
Adjusted EBITDDA - prior year	$130,583	$80,624
Lumber:
Price	(85,542)	27,631
Volume	(520)	20,520
Manufacturing costs per unit	(9,308)	(2,019)
Log costs per unit	(3,724)	(9,893)
Inventory charge	(384)	(3,027)
Residuals, panels and other	(20,005)	23,034
Administrative and overhead	1,801	(6,287)
Adjusted EBITDDA - current year	$12,901	$130,583

2019 compared with 2018

Wood Products Adjusted EBITDDA for 2019 was $12.9 million, a decrease of $117.7 million compared to 2018 primarily due to the following:

•	Lumber Price: Average lumber sales prices decreased to $371 per MBF from $457 per MBF during 2018.
•

Manufacturing Costs Per Unit: In the first half of 2019 wet weather in the Southern region required us to source smaller diameter logs and cold temperatures in the North resulted in unfavorable log recoveries and production rates. In addition, during 2019 we completed significant planned capital and maintenance projects in the second half of the year than projects during 2018. These projects required more downtime and startup took longer than anticipated. In addition, we ran less overtime in order to balance supply with demand.

•	Log Costs per Unit: Increased log costs in the Southern region more than offset the impact of lower indexed logs in Idaho driving the unfavorable log costs per unit year on year.
•	Inventory Charge: Ending inventory at December 31, 2019 and 2018 was written down $3.4 million and $3.0 million, respectively, to net realizable value as a result of declines in lumber prices.
•

Residual Sales, Panels and Other: The decline in residuals, panels and other is primarily due to 1.5 months of operations at the Deltic MDF facility which sold in February 2019 compared to 10.5 months during 2018.

2018 compared with 2017

Adjusted EBITDDA for 2018 was $130.6 million, an increase of $50.0 million, or 62.0%, compared to 2017. The increase in Adjusted EBITDDA is primarily the result of the following:

•	Lumber Price: Lumber sales prices increased to $457 per MBF compared with $425 per MBF during 2017.
•	Volume: Lumber shipments increased 278.7 million board feet to 1.0 billion board feet during 2018 primarily due to the addition of Deltic operations.
•	Log Costs Per Unit: Increased log costs were primarily due to higher per-unit log costs in Idaho where sawlog prices are indexed to lumber prices.
•

Inventory Charge: Ending inventory at December 31, 2018 was written down $3.0 million to net realizable value as a result of declining lumber prices in the second half of the year. There were no other inventory write-downs during 2018 or 2017.

•

Residual Sales, Panels and Other: Increased residual sales due to the addition of Deltic sawmills, a focus on higher margin products for our panel mill along with the addition of the Deltic MDF facility in 2018 contributed to the increased Adjusted EBITDDA year on year.

•	Administrative and Overhead: Higher administrative and overhead costs were primarily due to the addition of the Deltic operations in early 2018.

Real Estate Segment

				2019	2018
	Years Ended December 31,			vs.	vs.
(in thousands)	2019	2018	2017	2018	2017
Revenues	$78,872	$54,566	$30,655	$24,306	$23,911
Costs and expenses
Costs of goods sold	11,885	10,097	2,179	1,788	7,918
Selling, general and administrative expenses	4,337	4,165	2,756	172	1,409
Adjusted EBITDDA[1]	$62,650	$40,304	$25,720	$22,346	$14,584

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 5: Segment Information in the Notes to Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate

	2019		2018		2017
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	5,077	$5,786	5,391	$3,065	6,440	$2,505
Recreation real estate	9,969	$1,305	8,925	$1,264	9,993	$1,394
Non-strategic timberlands	8,894	$820	9,125	$903	574	$1,033
Total	23,940	$2,075	23,441	$1,538	17,007	$1,803

Development Real Estate

	2019		2018
	Lots or Acres Sold	Average $/Lot or Acre	Lots or Acres Sold	Average $/Lot or Acre
Residential lots	148	$87,215	101	$74,753
Commercial acres	38	$248,443	13	$347,581

Real Estate Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2019, compared with the year ended December 31, 2018 and for the year ended December 31, 2018, compared with the year ended December 31, 2017:

(in thousands)	2019 vs 2018	2018 vs 2017
Adjusted EBITDDA - prior year	$40,304	$25,720
Rural real estate sales	21,089	5,369
Real estate development sales	3,091	13,199
Selling, general and administrative expenses	(168)	(1,413)
Other costs, net	(1,666)	(2,571)
Adjusted EBITDDA - current year	$62,650	$40,304

2019 compared with 2018

Real Estate Adjusted EBITDDA for 2019 was $62.7 million, an increase of $22.3 million compared with the 2018 primarily as a result of the following:

•

Rural Real Estate Sales: While total rural real estate acres sold during 2019 was consistent with 2018, rural real estate sales during 2019 included a second quarter sale of 1,787 acres outside of Little Rock, Arkansas for $11,000 per acre. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.

•

Development Real Estate Sales:  During 2019 we sold 148 lots at an average lot price of approximately $87,200 compared with 101 lots at an average lot price of $74,800 during 2018. In addition, we sold 38 acres of commercial land in Chenal Valley for approximately $248,400 per acre during 2019 compared to 13 acres for approximately $347,600 per acre during 2018.

2018 compared with 2017

Adjusted EBITDDA for 2018 was $40.3 million, an increase of $14.6 million compared with 2017 primarily as a result of the following:

•

Rural Real Estate Sales: Rural real estate sales increased approximately 6,400 acres in 2018 compared to 2017. Rural real estate sales during 2018 included 8,000 acres of non-strategic timberlands in Minnesota in the second quarter of 2018 to a conservation entity for $900 per acre. In addition, we sold a total of 740 acres of HBU in Arkansas acquired in the Deltic merger for $5.9 million to a local water utility for conservation. There were no similar sales in 2017.

•

Development Real Estate Sales: We sold 101 residential lots at an average lot price of $74,753 and 13 commercial acres for approximately $347,600 per acre. There were no similar sales in 2017, as the development business was added in 2018 as part of the Deltic merger.

These increases in Adjusted EBITDDA were offset by increased selling, general and administrative expenses and other expenses primarily due to the addition of the real estate development and Chenal Country Club activities in 2018 following the Deltic merger.

Liquidity and Capital Resources

Overview

At December 31, 2019, our cash and cash equivalents were $83.3 million, an increase of $6.7 million from December 31, 2018. Changes in cash for the years ended December 31, are presented by category as follow:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by operating activities	$139,068	$178,894	$162,659
Net cash provided by (used in) investing activities	$4,517	$(47,909)	$(50,020)
Net cash used in financing activities	$(138,772)	$(172,001)	$(74,766)

Net Cash Flows from Operating Activities

Net cash from operating activities decreased $39.8 million in 2019 compared to 2018. Changes in cash provided by operating activities during 2019 was impacted by the following items:

•	Cash received from customers decreased $130.1 million due to lower indexed log prices in the North, lower lumber prices and the sale of the Deltic MDF facility.
•

Cash payment to vendors decreased $12.8 million primarily due to the sale of the Deltic MDF facility, partially offset by increased log and haul costs in our Timberlands segment and manufacturing costs in our Wood Products segment.

•	We had no cash payments for Deltic merger expenses compared to cash payments of $19.7 million during 2018.
•	Cash contributions to our pension and other postretirement employee benefit plans decreased $51.9 million. We made a $44.0 million voluntary contribution in 2018.
•

Net cash paid for interest decreased $2.2 million primarily due to refinancing our $150.0 million Senior Notes in 2019, partially offset by a full year of interest on the debt we assumed in the Deltic merger.

•	Our net tax payments were $3.7 million lower in 2019.

During 2018 net cash provided from operating activities increased $16.2 million compared to 2017. Cash provided by operating activities during 2018 was impacted by the following items:

•

Cash receipts from customers increased $282.2 million, which was partially offset by increased vendor payments of $199.3 million. These increases are primarily related to the increased transaction volumes associated with the Deltic merger.

•	We made total cash payments of $19.7 million associated with merger expenses compared to $3.3 million in 2017.
•

Cash contributions to our qualified pension plans increased $46.9 million, driven by a $44.0 million voluntary contribution which allowed us to deduct the amount on our 2017 income tax return at higher tax rates.

•	Net cash paid for interest payments increased $8.4 million, primarily due to debt assumed in connection with the Deltic merger
•	Cash paid for taxes decreased $5.0 million compared to 2017.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•

We spent $57.5 million on capital expenditures for property, plant and equipment, timberland acquisitions, timberlands reforestation and road construction projects during 2019 compared to $52.1 million during 2018 and $50.1 million during 2017.

•	We received $58.8 million of net cash proceeds from the Deltic MDF facility sale in February 2019.
•	We acquired $3.4 million of cash from the merger with Deltic as of February 20, 2018.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•

Cash distributions to stockholders were $107.7 million, $146.8 million, and $61.9 million during 2019, 2018 and 2017, respectively. Cash distributions to stockholders during 2018 included $44.4 million of cash paid as part of the Deltic earnings and profits special distribution.

•	During 2019 we repurchased 686,240 shares of our common stock totaling $25.2 million under the 2018 Repurchase Program. There were no share repurchases during 2018 or 2017.
•	During 2019 we refinanced $150.0 million of Senior Notes and $40.0 million of term loans. Upon refinancing the Senior Notes, we paid a redemption premium of $4.9 million.
•	During 2018 we repaid $20.3 million of net debt and $2.4 million in loan fees and during 2017 we repaid $11.0 million in long-term debt.

Future Cash Requirements

On February 14, 2020 the board of directors approved a quarterly cash dividend of $0.40 per share payable on March 31, 2020 to stockholders of record as of March 6, 2020.

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We evaluate discretionary capital improvements based on an expected level of return on investment. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We expect to spend a total of approximately $42 to $48 million for capital expenditures during 2020.

On August 30, 2018, the board of directors authorized the repurchase up to $100.0 million of common stock with no time limit set for the repurchase. At December 31, 2019, we had remaining authorization of $74.8 million for future stock repurchase under the 2018 repurchase program. Stock repurchases in the future will depend on a variety of factors including our cash position, our desired level of liquidity, debt covenant restrictions and our stock price.

We have $46.0 million of term loans maturing in December 2020. Interest rates remain attractive, which plays a key role as we evaluate refinancing or repaying these loans.

Capital Structure

	December 31,	December 31,
(in thousands)	2019	2018
Long-term debt (including current portion)[1]	$756,469	$755,364
Cash and cash equivalents	(83,310)	(76,639)
Net debt	673,159	678,725
Market capitalization[2]	2,908,653	2,137,915
Enterprise value	$3,581,812	$2,816,640

Net debt to enterprise value	18.8%	24.1%
Dividend yield[3]	3.7%	5.1%
Weighted-average cost of debt, after tax[4]	3.3%	3.5%

[1]	Long-term debt for 2018 excludes $29.0 million of revenue bonds which were classified as held for sale.
[2]	Market capitalization is based on outstanding shares of 67.2 million and 67.6 million times closing share prices of $43.27 and $31.64 as of December 31, 2019, and December 29, 2018, respectively.
[3]	Dividend yield is based on annualized dividends per share of $1.60 divided by share prices of $43.27 and $31.64 as of December 31, 2019 and December 29, 2018, respectively.
[4]

Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt. The weighted-average cost of debt for 2018 includes the impact of the Senior Note refinancing in January 2019 described below and in Note 14: Debt in the Notes to the Consolidated Financial Statements.

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

We reconcile Total Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income to Adjusted EBITDDA for the respective periods:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net income	$55,661	$122,880	$86,453
Interest, net	30,361	35,227	27,049
Income tax provision	1,010	19,199	32,021
Depreciation, depletion and amortization	70,417	70,848	28,432
Basis of real estate sold	20,554	16,698	6,827
Loss on extinguishment of debt	5,512	—	—
Non-operating pension and other postretirement benefit costs	3,739	7,648	6,384
Inventory purchase price adjustment in cost of goods sold[1]	—	1,849	—
Gain on sale of facility	(9,176)	—	—
Environmental charges for Avery Landing	—	—	4,978
Deltic merger related costs[2]	—	22,119	3,409
Loss on fixed assets	865	725	204
Adjusted EBITDDA	$178,943	$297,193	$195,757

[1]	The effect on cost of goods sold of fair value adjustments to the carrying amount of inventory acquired in business combinations.
[2]	Integration and restructuring costs related to the merger with Deltic. See Note 2: Merger with Deltic in the Notes to the Consolidated Financial Statements.

We define CAD as cash provided by operating activities adjusted for capital spending for purchases of property, plant and equipment, timberlands reforestation and roads and timberland acquisitions not classified as strategic. Management believes CAD is a useful indicator of the company’s overall liquidity, as it provides a measure of cash generated that is available for dividends to common stockholders (an important factor in maintaining our REIT status), repurchase of the company’s common shares, debt repayment, acquisitions and other discretionary and nondiscretionary activities. Our definition of CAD is limited in that it does not solely represent residual cash flows available for discretionary expenditures since the measure does not deduct the payments required for debt service and other contractual obligations. Therefore, we believe it is important to view CAD as a measure that provides supplemental information to our Consolidated Statements of Cash Flows. Our definition of CAD may be different from similarly titled measures reported by other companies, including those in our industry. CAD is not necessarily indicative of the CAD that may be generated in future periods.

The following table provides a reconciliation of Net Cash from Operating Activities to CAD:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by operating activities[1]	$139,068	$178,894	$162,659
Capital expenditures	(57,474)	(52,135)	(50,105)
CAD	$81,594	$126,759	$112,554
Net cash provided by (used in) investing activities[2]	$4,517	$(47,909)	$(50,020)
Net cash used in financing activities	$(138,772)	$(172,001)	$(74,766)

[1]

Cash from operating activities for the years ended 2019, 2018 and 2017 includes cash paid for Deltic merger-related costs of $0.0 million, $19.7 million and $3.3 million, respectively, and cash paid for real estate development expenditures of $7.3 million, $5.0 million and $0.0 million, respectively.

[2]	Net cash provided by (used in) investing activities includes payments for capital expenditures, which is also included in our reconciliation of CAD.

Sources of Financing

As of December 31, 2019, we had $762.2 million in principal debt outstanding. Interest rates on all outstanding debt is fixed, either through a fixed interest rate or corresponding interest rate swap. See Note 14: Debt in the Notes to the Consolidated Financial Statements for additional information on our credit and debt agreements.

Credit Agreement

On February 14, 2018, we entered into a Second Amended and Restated Credit Agreement (Amended Credit Agreement) with an expiration date of April 13, 2023 which amended and restated our existing amended and restated credit agreement dated August 12, 2014. The Amended Credit Agreement increased our revolving line of credit to $380.0 million, which may be increased by up to an additional $420.0 million. It also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. At December 31, 2019, there were no borrowings outstanding under the revolving line of credit and approximately $1.0 million of capacity under our credit agreement was utilized by outstanding letters of credit, resulting in $379.0 million available for additional borrowings.

Term Loans

In January 2019, through an amendment to the Amended Term Loan Agreement, we refinanced $150.0 million of 7.50% Senior Notes due in 2019 with a $150.0 million term loan that matures in 2029. The new term loan carries a variable interest rate of one-month LIBOR plus 1.85%. Concurrent with the new term loan, we entered into an interest rate swap to fix the rate at 4.56%. Upon the refinancing, we redeemed and paid all outstanding Senior Notes, including a redemption premium of $4.9 million, and paid $0.5 million of lender fees on the new term loan.

In December 2019, we refinanced an existing $40.0 million term loan that matured in December 2019 through an amendment to the Amended Term Loan Agreement. The new term loan carries a variable interest rate of one-month LIBOR plus 1.85% and matures in 2029. In conjunction with the new term loan we entered into an interest rate swap to fix the interest rate at 3.17%.

At December 31, 2019, $693.5 million was outstanding under the Amended Term Loan Agreement.

Financial Covenants

The Amended Credit Agreement contains certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The Amended Credit Agreement also contains financial maintenance covenants including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. We will be permitted to pay dividends to our stockholders under the terms of the Amended Credit Agreement so long as we expect to remain in compliance with the financial maintenance covenants. The Amended Term Loan Agreement and the Amended Credit Agreement contain similar covenants.

The Interest Coverage Ratio is EBITDDA, which is defined for this calculation as net income adjusted for interest expense, income taxes, depreciation, depletion and amortization, the basis of real estate sold and non-cash equity compensation expense, divided by interest expense for the same period.

The Leverage Ratio is our Total Funded Indebtedness divided by our Total Asset Value (TAV). Our Total Funded Indebtedness consists of long-term debt, including any current portion of long-term debt, revolving line of credit borrowings and the amount outstanding under the letter of credit sub facility.

TAV includes the estimated fair value of timberlands, the book basis of our Wood Products manufacturing facilities (limited to 10% of TAV), the book basis of Construction in Progress (limited to 10% of TAV), the book basis of the Pro Rata Share of Investment Affiliates (limited to 15% of TAV), cash and cash equivalents and company-owned life insurance (limited to 5% of TAV). Construction in Progress means, as of any date, (a) the construction of a new operating facility or (b) an expansion with greater than $10 million of capital expenditures to an existing facility. Investment Affiliate means any person in which any member of the Consolidated Parties

(PotlatchDeltic and its wholly owned subsidiaries), directly or indirectly, has an ownership interest, whose financial results are not consolidated into our financial statements.

The table below sets forth the financial covenants for the Amended Credit Agreement and Amended Term Loan Agreement and our status with respect to these covenants as of December 31, 2019:

	Covenant Requirement		Actual December 31, 2019
Interest Coverage Ratio	≥	3.00 to 1.00	6.28
Leverage Ratio	≤	40%	20%

Dividends and Distributions to Shareholders

The following table summarizes the historical tax characteristics of dividends and special distributions to shareholders for the years ended December 31:

(Amounts per share)	2019	2018	2017
Capital gain dividends	$1.56	$1.60	$1.53
Non-taxable return of capital	0.04	—	—
Total dividends	$1.60	$1.60	$1.53

Special distribution - qualified dividend[1]	$—	$3.54	$—

[1]

On August 30, 2018, the board of directors approved a special distribution of $222.0 million, or approximately $3.54 per share. See Note 6: Earnings Per Share in the Notes to Consolidated Financial Statements for further details on the special distribution.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. During 2018, both Moody’s and S&P upgraded our debt rating to investment grade. There have been no changes in our credit rating during 2019. In August 2019 S&P revised their outlook on the company to negative from stable.

Off-Balance Sheet Arrangements

We had no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K as of December 31, 2019 or December 31, 2018 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
(in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$762,235	$46,000	$83,000	$215,735	$417,500
Interest on long-term debt[1]	161,035	27,102	49,058	41,846	43,029
Operating leases[2]	17,234	5,549	7,210	2,786	1,689
Finance leases[2]	2,509	716	1,307	486	—
Purchase obligations[3]	39,458	21,822	10,225	7,411	—
Other long-term liabilities[4]	24,627	13,087	2,109	1,918	7,513
Total	$1,007,098	$114,276	$152,909	$270,182	$469,731

[1]

Amounts presented for interest payments assume that all long-term debt outstanding as of December 31, 2019 will remain outstanding until maturity and interest rates on variable rate debt in effect as of December 31, 2019 will remain in effect until maturity. Estimated cash flows related to interest rate swaps are also included in this category.

[2]	See Note 13: Leases in the Notes to Consolidated Financial Statements.
[3]

Purchase obligations primarily include open purchase orders for goods or services that are legally binding on us and that specify fixed or minimum quantities to be purchased. Purchase obligations also include commitments for construction contracts and commitments to complete real estate development projects and commitments to acquire property and equipment in the next twelve months. Purchase obligations exclude arrangements that we can cancel without penalty.

[4]

Other long-term liabilities consist of certain employee-related obligations including estimated contributions to our pension and other post-retirement employee benefit plans of $11.1 million during 2020, Idaho cost share roads and deferred compensation arrangements. Due to the uncertainty of payment timing and amounts, we have not included estimated payments for pension and postretirement funding beyond 2020.

Critical Accounting Policies and Estimates

Our accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. The following critical accounting policy and estimate requires some of management’s most difficult, subjective and complex judgment.

Pension benefits. The measurement of the pension benefit obligation, determination of pension plan net periodic costs, and the requirements for funding our pension plans are based on actuarial assumptions that require judgment. The most significant assumption is the discount rate used to value the current cost of future pension obligations as different assumptions would change the net periodic pension costs and funded status of the benefit plans. At the end of every year, we review our estimates with external advisers and adjust them accordingly. We use these estimates to calculate plan asset and obligation information as of year-end as well as pension costs for the following year. Actual experience that differs from our estimates, or any changes in our estimates that support the actuarial methods and assumptions could have a significant effect on our financial position, results of operations and cash flows. See Note 19: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements for a discussion of our assumptions and sensitivity of such assumptions.

See Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further information on our accounting policies and new accounting pronouncements.

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

The interest rates applied to borrowings under our credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments. There were no borrowings under our credit facility at December 31, 2019.

At December 31, 2019, we had six interest rate swaps associated with $397.5 million of term loan debt. See Note 15: Derivative Instruments in the Notes to Consolidated Financial Statements for additional information.

Quantitative Information about Market Risks

The table below provides information about our long-term debt, weighted-average interest rates and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and weighted-average variable rates are based on implied forward rates in the yield curve.

	Expected Maturity Date
(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Variable rate debt:
Principal due	$40,000	$40,000	$—	$—	$—	$317,500	$397,500	$397,500
Average interest rate	3.58%	3.51%	—	—	—	3.54%	3.54%
Fixed rate debt:
Principal due	$6,000	$—	$43,000	$40,000	$175,735	$100,000	$364,735	$377,617
Average interest rate	3.70%	—	4.60%	4.49%	3.93%	4.05%	4.10%
Interest rate swaps:
Variable to fixed	$40,000	$40,000	$—	$—	$—	$317,500	$397,500	$(20,797)
Average pay rate	2.84%	2.92%	—	—	—	2.49%	2.57%
Average receive rate	1.68%	1.61%	—	—	—	1.63%	1.63%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

PotlatchDeltic Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PotlatchDeltic Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, along with subsequent amendments, Leases (Topic 842).

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for revenues as of January 1, 2018 due to the adoption of Revenue from Contracts with Customers (Topic 606).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the measurement of the pension benefit obligation

As discussed in Notes 1 and 19 to the consolidated financial statements, the Company’s pension benefit obligation was $474.2 million as of December 31, 2019. The measurement of the pension benefit obligation is based on actuarial assumptions that require judgment. The discount rate applied to the pension plan obligation is a critical assumption.

We identified the evaluation of the measurement of the pension benefit obligation as a critical audit matter. Specialized skills and knowledge were required to understand the actuarial methods and evaluate the discount rate used to determine the pension benefit obligation. In addition, there was subjectivity and judgment in applying and evaluating results of the procedures due to the sensitivity of the pension benefit obligation to changes in the discount rate.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s pension benefit process, including controls related to the selection of the actuarial methods, and determination of the discount rate assumption. We involved an actuarial professional with specialized skills and knowledge, who assisted in:

•	assessing the actuarial methods used to determine the pension benefit obligation for consistency with generally accepted actuarial standards; and
•	evaluating the discount rate as determined using the hypothetical bond portfolio model through analyzing the bond selection criteria, the bond ratings, and the cash flow matching of the model.

We considered the change in this critical assumption from that used in the prior year, including consideration of the changes in this critical assumption in light of published reports of actuarial experts

/s/ KPMG LLP

We have served as the Company’s auditor since 1952.

Seattle, Washington

February 19, 2020

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share amount)	2019	2018	2017
Revenues	$827,098	$974,579	$678,595
Costs and expenses:
Cost of goods sold	682,066	707,645	469,393
Selling, general and administrative expenses	57,925	59,861	49,996
Gain on sale of facility	(9,176)	—	—
Deltic merger-related costs	—	22,119	3,409
Environmental charges for Avery Landing	—	—	4,978
Gain on lumber price swap	—	—	(1,088)
	730,815	789,625	526,688
Operating income	96,283	184,954	151,907
Interest expense, net	(30,361)	(35,227)	(27,049)
Loss on extinguishment of debt	(5,512)	—	—
Non-operating pension and other postretirement employee benefit costs	(3,739)	(7,648)	(6,384)
Income before income taxes	56,671	142,079	118,474
Income tax provision	(1,010)	(19,199)	(32,021)
Net income	$55,661	$122,880	$86,453

Net income per share:
Basic	$0.82	$2.03	$2.12
Diluted	$0.82	$1.99	$2.10
Dividends per share	$1.60	$1.60	$1.53
Special distribution per share	$—	$3.54	$—
Weighted-average shares outstanding (in thousands)
Basic	67,608	60,534	40,824
Diluted	67,743	61,814	41,227

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net income	$55,661	$122,880	$86,453
Other comprehensive (loss) income, net of tax:
Pension and other postretirement employee benefits:
Net (loss) gain arising during the period, net of tax (benefit) expense of $(1,348), $(5,521) and $3,990	(3,836)	(15,714)	11,355
Amortization of actuarial loss included in net periodic cost, net of tax expense of $3,772, $4,654 and $6,248	10,737	13,246	9,773
Amortization of prior service credit included in net periodic cost, net of tax benefit of $(2,244), $(2,259) and $(3,350)	(6,389)	(6,432)	(5,239)
Cash flow hedges, net of tax (benefit) expense of $(978), $(119) and $3	(18,440)	(2,415)	4
Other comprehensive (loss) income, net of tax	(17,928)	(11,315)	15,893
Comprehensive income	$37,733	$111,565	$102,346

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
(in thousands, except per share amounts)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$83,310	$76,639
Customer receivables, net of allowance for doubtful accounts of $751 and $368	14,167	21,405
Inventories, net	65,781	60,805
Other current assets	20,183	22,675
Assets held for sale	—	80,674
Total current assets	183,441	262,198
Property, plant and equipment, net	286,383	272,193
Investment in real estate held for development and sale	74,233	79,537
Timber and timberlands, net	1,638,663	1,672,815
Intangible assets, net	17,049	17,828
Other long-term assets	35,290	21,281
Total assets	$2,235,059	$2,325,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$60,577	$60,993
Current portion of long-term debt	45,974	39,973
Current portion of pension and other postretirement employee benefits	6,701	5,997
Liabilities held for sale	—	29,321
Total current liabilities	113,252	136,284
Long-term debt	710,495	715,391
Pension and other postretirement employee benefits	115,463	110,659
Deferred tax liabilities, net	20,165	32,009
Other long-term obligations	48,853	16,730
Total liabilities	1,008,228	1,011,073
Commitments and contingencies
Stockholders’ equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued 67,221 and 67,570 shares	67,221	67,570
Additional paid-in capital	1,666,299	1,659,031
Accumulated deficit	(359,330)	(282,391)
Accumulated other comprehensive loss	(147,359)	(129,431)
Total stockholders’ equity	1,226,831	1,314,779
Total liabilities and stockholders' equity	$2,235,059	$2,325,852

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,661	$122,880	$86,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	72,105	73,161	29,912
Basis of real estate sold	20,554	16,698	6,827
Gain on sale of facility	(9,176)	—	—
Loss on extinguishment of debt	5,512	—	—
Change in deferred taxes	(11,045)	12,161	15,364
Pension and other postretirement employee benefits	11,877	16,443	13,151
Equity-based compensation expense	7,272	8,206	5,379
Other, net	(2,324)	(1,221)	(2,529)
Change in working capital, net of business acquired:
Receivables, net	7,238	2,822	3,602
Inventories, net	(3,519)	273	2,490
Other assets	5,305	(3,996)	(15)
Accounts payable and accrued liabilities	(11,415)	(5,212)	11,591
Other liabilities	3,955	(692)	1,072
Real estate development expenditures	(7,254)	(5,049)	—
Funding of pension and other postretirement employee benefits	(5,678)	(57,580)	(10,638)
Net cash provided by operating activities	139,068	178,894	162,659

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(39,153)	(29,880)	(12,855)
Timberlands reforestation and roads	(17,695)	(17,378)	(15,207)
Acquisition of timber and timberlands	(626)	(4,877)	(22,043)
Proceeds on disposition of property, plant and equipment	2,389	45	94
Proceeds on sale of facility	58,793	—	—
Cash and cash equivalents acquired in Deltic merger	—	3,419	—
Transfer from company owned life insurance (COLI)	1,968	1,796	1,278
Transfer to COLI	(1,148)	(1,027)	(1,324)
Other, net	(11)	(7)	37
Net cash provided by (used in) investing activities	4,517	(47,909)	(50,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(107,722)	(146,768)	(61,931)
Repurchase of common stock	(25,173)	—	—
Proceeds from Potlatch revolving line of credit	—	100,000	—
Repayment of Potlatch revolving line of credit	—	(100,000)	—
Repayment of Deltic revolving line of credit	—	(106,000)	—
Proceeds from issue of long-term debt	190,000	100,000	—
Repayment of long-term debt	(190,000)	(14,250)	(11,000)
Premiums and fees on debt retirement	(4,865)	—	—
Other, net	(1,012)	(4,983)	(1,835)
Net cash used in financing activities	(138,772)	(172,001)	(74,766)
Change in cash, cash equivalents and restricted cash	4,813	(41,016)	37,873
Cash, cash equivalents and restricted cash at beginning of period	79,441	120,457	82,584
Cash, cash equivalents and restricted cash at end of period	$84,254	$79,441	$120,457

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Consolidated Statements of Cash Flows disclosures:

	Years Ended December 31,
(in thousands)	2019	2018	2017
NONCASH INVESTING AND FINANCING ACTIVITIES
Long-term debt assumed by buyer in sale of facility	$29,000	$—	$—
Accrued property, plant and equipment additions	$1,396	$339	$127
Accrued timberlands reforestation and roads	$352	$199	$576
Equity issued as consideration for our merger with Deltic	$—	$1,142,775	$—
Earnings and profits distribution	$—	$177,565	$—

CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net of amounts capitalized	$32,282	$34,490	$26,125
Income taxes, net	$7,148	$10,800	$15,845

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2016	40,519	$40,519	$355,274	$(128,775)	$(110,744)	$156,274
Net income	—	—	—	86,453	—	86,453
Equity-based compensation expense	—	—	4,722	—	—	4,722
Shares issued for stock compensation	93	93	(93)	—	—	—
Pension plans and OPEB obligations	—	—	—	—	15,889	15,889
Cash flow hedges	—	—	—	—	4	4
Common dividends, $1.525 per share	—	—	—	(61,931)	—	(61,931)
Other transactions, net	—	—	(759)	(110)	—	(869)
Balance, December 31, 2017	40,612	$40,612	$359,144	$(104,363)	$(94,851)	$200,542
Net income	—	—	—	122,880	—	122,880
Equity-based compensation expense	—	—	8,206	—	—	8,206
Shares issued for stock compensation	162	162	(162)	—	—	—
Pension plans and OPEB obligations	—	—	—	—	(8,900)	(8,900)
Cash flow hedges	—	—	—	—	(2,415)	(2,415)
Cumulative effects of adoption of accounting standards	—	—	—	24,564	(23,265)	1,299
Common dividends, $1.60 per share	—	—	—	(102,333)	—	(102,333)
Common stock issued for Deltic merger	21,981	21,981	1,120,794	—	—	1,142,775
Deltic earnings and profits special distribution, $3.54 per share	4,815	4,815	172,750	(222,000)	—	(44,435)
Other transactions, net	—	—	(1,701)	(1,139)	—	(2,840)
Balance, December 31, 2018	67,570	$67,570	$1,659,031	$(282,391)	$(129,431)	$1,314,779
Net income	—	—	—	55,661	—	55,661
Equity-based compensation expense	—	—	7,272	—	—	7,272
Shares issued for stock compensation	337	337	(337)	—	—	—
Repurchase of common stock	(686)	(686)	—	(24,487)	—	(25,173)
Pension plans and OPEB obligations	—	—	—	—	512	512
Cash flow hedges	—	—	—	—	(18,440)	(18,440)
Common dividends, $1.60 per share	—	—	—	(107,722)	—	(107,722)
Other transactions, net	—	—	333	(391)	—	(58)
Balance, December 31, 2019	67,221	$67,221	$1,666,299	$(359,330)	$(147,359)	$1,226,831

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

PotlatchDeltic Corporation and its subsidiaries (collectively referred to in this report as the company, us, we or our) is a leading timberland Real Estate Investment Trust (REIT) with operations in seven states. We are engaged in activities associated with timberland management, including the sale of timber, the management of approximately 1.9 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacture and sale of wood products and the development of real estate. Our timberlands, real estate development projects and all of our wood products facilities are located within the continental United States. The primary market for our products is the United States. We converted to a REIT effective January 1, 2006.  As described in Note 2: Deltic Merger, on February 20, 2018 Deltic Timber Corporation (Deltic) merged into our wholly owned subsidiary.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are investments that are highly liquid with original maturities of three months or less when purchased. At December 31, 2019 and 2018 we had restricted cash of $0.9 million and $2.8 million, respectively included in other long-term assets related to proceeds held by a qualified intermediary that are intended to be reinvested in timberlands. The following provides a reconciliation of cash, cash equivalents, and restricted cash at December 31:

(in thousands)	2019	2018	2017
Cash and cash equivalents	$83,310	$76,639	$120,457
Restricted cash included in other long-term assets	944	2,802	—
Total cash, cash equivalents, and restricted cash	$84,254	$79,441	$120,457

BUSINESS COMBINATIONS

We recognize identifiable assets acquired and liabilities assumed at their acquisition date estimated fair value. Goodwill, if any, as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date estimated fair value of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions for the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed to the extent that we identify adjustments to the preliminary purchase price allocation. We recognize measurement period adjustments and any resulting effect on earnings during the period in which the adjustment is identified. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Income.

REVENUE RECOGNITION

We recognize revenue in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 606, Revenue from Contracts with Customers (ASC 606). For our Timberlands segment we generate revenue predominantly in the form of delivered logs, pay-as-cut stumpage contracts, lump sum stumpage contracts and timber deeds. For our Wood Products segment we generate revenue from the sale of manufactured wood products and residual by-products. For our Real Estate segment, we generate revenue from the sale of rural real property deemed non-strategic or identified as having higher and better use alternatives and real estate development and subdivision activity.

A performance obligation, as defined in ASC 606, is a promise in a contract to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue at the point in time, or over the period in which the performance obligation is satisfied. We recognize revenues when control of promised goods or services (performance obligations) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (transaction price). A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue at the point in time, or over the period in which the performance obligation is satisfied.

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

Performance obligations associated with the sale of wood products are typically satisfied when the products are shipped (FOB shipping point) or upon delivery to our customer (FOB destination) depending on the terms of the customer contract. Shipping and handling costs for all wood product, log hauling costs and residual sales are accounted for as cost of goods sold in our Consolidated Statements of Income. We also enter into vendor managed inventory (VMI) programs with certain customers whereby inventory is shipped to a VMI location. For products shipped under VMI arrangements, revenue is recognized and billed when control transfers to the customer and we have no further obligations, which is generally once the customer pulls the inventory from the VMI warehouse.

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

Contract Estimates

Substantially all of the company’s performance obligations are satisfied as of a point in time. The transaction price for log sales generally equals the amount billed to our customer for logs delivered during the accounting period. For the limited number of log sales subject to a long-term supply agreement, the transaction price is variable but is known at the time of billing. For wood products sales, the transaction price is typically the amount billed to the customer for the products shipped but may be reduced slightly for estimated cash discounts and rebates. There are no significant contract estimates related to the real estate business.

See Note 4: Revenue Recognition for additional information.

INVENTORIES

For most of our operations, we use the last-in, first-out (LIFO) method of valuing log, lumber and plywood inventory. An actual valuation of inventory under the LIFO method occurs only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s best estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Inventories valued under LIFO are stated as the lower of cost or market. All segment inventories are reported using the average cost method. The LIFO reserve and intersegment eliminations are recorded at the corporate level.

Inventories not valued under LIFO are recorded at the lower of average cost or net realizable value. Expenses associated with idle capacity or abnormally low production are reflected in cost of goods sold in the periods incurred.  See Note 7: Inventories for additional information.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are valued at cost less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method of depreciation.

Major improvements and replacements of property are capitalized. Maintenance, repairs and minor improvements and replacements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation are removed from the accounts. Any gains or losses are included in operating income. See Note 8: Property, Plant and Equipment for additional information.

RECOVERY OF LONG-LIVED ASSETS

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There were no events or changes in circumstances that indicated the carrying amounts of our long-lived held and used assets were not recoverable during the years ended December 31, 2019, 2018 or 2017. For the years ended December 31, 2019, 2018 and 2017 we recorded loss on disposal of property, plant and equipment of $0.9 million, $0.7 million and $0.2 million, respectively.

TIMBER AND TIMBERLANDS

Timber and timberlands are valued at cost less accumulated depletion and amortization. We capitalize costs related to stand establishment, which include the preparation of the land for planting, seeds or seedlings and tree planting costs, which include third-party labor costs, materials and other contract services. Upon completion of planting activities and field inspection to confirm the planting operation was successful, a plantation is considered “established.”

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

Timberland acquisitions are capitalized based on the relative appraised values of timberland, merchantable timber, pre-production timber (young growth that is not yet merchantable timber), logging roads and other land improvements.

The estimated volume of current standing merchantable timber, which is a component of calculating our depletion rates, is updated at least annually to reflect increases due to the reclassification of pre-production timber to merchantable timber when it meets defined diameter specifications, the annual growth of merchantable timber and the acquisition of additional merchantable timber, decreases due to timber harvests and land sales and changes resulting from other factors, such as casualty losses. Timber volumes are estimated from cruises of the timber tracts, which are completed on our timberlands on approximately a five to ten year cycle.

Depletion represents the amount charged to expense as timber is harvested. Rates at which timber is depleted are calculated annually for each of our depletion pools by dividing the beginning of year balance of the merchantable timber accounts by the volume of standing merchantable timber, after estimated timber volume updates.

The base cost of logging roads, such as clearing, grading and ditching, is not amortized and remains a capitalized item until disposition. Other portions of the initial logging road cost, such as bridges, culverts and gravel surfacing are amortized over their useful lives, which range from 5 to 20 years. Costs associated with temporary logging road spurs, which are typically used for one harvest season, are expensed as incurred. See Note 9: Timber and Timberlands for additional information.

INTANGIBLE ASSETS

We recorded intangible assets in connection with the Deltic merger in 2018. We have both indefinite-lived and long-lived intangible assets. Long-lived intangible assets include customer relationships and certain trade names we estimate have a finite life and are being amortized over 10 and 20 years, respectively, and are evaluated for impairment under our Recovery of Long-Lived Assets policy described above. Indefinite-lived intangible assets are not amortized and are tested for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any intangible assets during the years ended December 31, 2019 or 2018. See Note 10: Intangible Assets for additional information.

LEASES

We lease certain equipment, office space and land. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. We consider our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.

Most leases include one or more options to renew, with renewal terms that can extend the lease term between one to five years. The exercise of lease renewal options is at our sole discretion.  Under the operating lease model, lease expense is recognized on a straight-line basis over the lease term. Under the finance lease model, lease expense consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life and interest expense calculated using the effective interest method. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

For certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. Certain leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our rental payments are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants and we do not have any significant sublease income. See Note 13: Leases for additional information.

DERIVATIVE INSTRUMENTS

We use, from time to time, certain derivative instruments to mitigate exposure to volatility in interest rates and effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense and cash flows. All derivatives, whether designated as a hedging relationship or not, are recorded in the Consolidated Balance Sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument as a fair value hedge or cash flow hedge based on the exposure being hedged.

A fair value hedge is a derivative instrument designated for the purpose of hedging the exposure to changes in fair value of an asset or a liability resulting from a particular risk. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are both recognized in the results of operations and presented in the same caption in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income.

For a cash flow hedge, the fair value of the effective portion of the derivative is recognized as an asset or liability with a corresponding amount in Accumulated Other Comprehensive Loss on our Consolidated Balance Sheets. Amounts recorded in Accumulated Other Comprehensive Loss are recognized in earnings when the underlying hedged transaction affects earnings. Ineffectiveness is measured by comparing the present value of the cumulative change in the expected future cash flows of the derivative and the present value of the cumulative change in the expected future cash flows of the related instrument. Any ineffective portion of a cash flow hedge is recognized in earnings immediately.

If a hedge ceases to qualify for hedge accounting, the contract would continue to be carried on the balance sheet at fair value until settled and adjustments to the contract’s fair value would be recognized in earnings. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income (loss) would be recognized immediately in earnings. For derivative instruments not designated as hedges, the change in fair value of the derivative is recognized in earnings each reporting period.

We have International Swap Dealers Association ("ISDA") Master Agreements with each counterparty that permits the net settlement of amounts owed under the respective contracts. The ISDA Master Agreement is an industry standardized contract that governs all derivative contracts entered into between the company and the respective counterparty. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date for similar types of derivative transactions. We have not elected to offset the fair value positions of the derivative contracts recorded in the Consolidated Balance Sheets. See Note: 15 Derivative Instruments for additional information.

COMPANY OWNED LIFE INSURANCE

We are the beneficiary of insurance policies on the lives of certain past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our Consolidated Balance Sheets. Company owned life insurance expense and interest income are included in selling, general and administrative expenses and interest expense, net, respectively, in the Consolidated Statements of Income. The net effect of these amounts on income was not significant for the years ended December 31, 2019, 2018 and 2017. Cash receipts and disbursements are recorded as investing activities in the Consolidated Statements of Cash Flows.

PENSION AND OTHER POSTRETIREMENT BENEFITS

We recognize any overfunded or underfunded status of our defined benefit pension and other postretirement plans on our Consolidated Balance Sheets and recognize changes in the funded status through comprehensive income (loss) in the year in which the changes occur. The funded status and the requirements for funding our pension plans are based on a number of actuarial assumptions that require judgment. The determination of net periodic pension and postretirement benefit costs includes:

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

Different assumptions would change the net periodic pension and postretirement benefit costs and the obligation of the benefit plans. See Note 19: Savings Plans, Pension Plans and Other Postretirement Employee Benefits for additional information.

EQUITY-BASED COMPENSATION

Equity-based awards are measured at estimated fair value on the dates they are granted or modified. These measurements establish the cost of the equity-based awards for accounting purposes. Equity-based compensation expense is recognized over the awards’ applicable vesting period using the straight-line method. See Note 17: Equity-Based Compensation Plans for more information about our equity-based compensation.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. See Note 18: Income Taxes for additional information.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  We adopted ASU 2016-02, along with subsequent amendments, on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides several optional practical expedients in transition and for an entity’s ongoing accounting.  We elected the following practical expedients as part of our adoption and implementation of the standard:

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

Upon adoption of this ASU we recorded approximately $14.0 million for right of use assets and lease liabilities for our operating leases on our Consolidated Balance Sheet. The adoption of this ASU did not impact our Consolidated Statement of Income or our Consolidated Statement of Cash Flows. See Leases policy described above and Note 13: Leases for additional information.

In August 2018, the FASB issued ASU No. 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. Additionally, ASU 2018-15 clarifies that all capitalized costs must be presented in the same financial statement line item as the cloud computing arrangement. The standard will be effective, on either a prospective or retrospective basis, for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  We adopted this standard on January 1, 2020 and will apply its requirements to future arrangements on a prospective basis.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, including interim periods within those years and requires retrospective adoption; early adoption is permitted. We adopted this standard effective January 1, 2020 and it will not have a material impact on our future defined benefit pension plan and other postretirement plan disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements related to fair value measurements including (i) requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements; and (ii) a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. We adopted this standard effective January 1, 2020 and it will not have a material impact on our future fair value measurement disclosures.

NOTE 2. Merger with Deltic

On February 20, 2018 (merger date), Deltic Timber Corporation (Deltic) merged into a wholly-owned subsidiary of Potlatch Corporation. Deltic owned approximately 530,000 acres of timberland, operated two sawmills, a medium density fiberboard facility (MDF) and was engaged in real estate development primarily in Arkansas. The merger created a combined company with a diversified timberland base of approximately 1.9 million acres, including approximately 930,000 acres in Arkansas. It uniquely positions us to expand our integrated model of timberland ownership and lumber manufacturing, provides tax savings on Deltic’s timber harvest earnings and increase our exposure to the Texas housing market.

Under the merger agreement, each issued and outstanding share of Deltic common stock was exchanged for 1.80 shares of Potlatch common stock, with cash paid in lieu of any fractional shares.  Upon consummation of the merger with Deltic, all outstanding Deltic stock options (which fully vested as of the merger date) and restricted stock units (RSUs) were converted into Potlatch RSUs, after giving effect to the 1.8 exchange ratio. Because the Deltic stock options were fully vested and relate to services rendered to Deltic prior to the merger, the replacement stock options were also fully vested, and their fair value is included in the consideration transferred. A portion of the replacement RSUs relate to services to be performed post-merger and therefore are not included in consideration transferred. See additional details about replacement share-based payment awards in Note 17: Equity-Based Compensation Plans.

The acquisition of total assets of $1.4 billion was a noncash investing and financing activity comprised of $1.1 billion in equity consideration transferred to Deltic shareholders and $0.3 billion of liabilities assumed.

We expensed approximately $22.1 million and $3.4 million of merger-related costs during the years ended December 31, 2018 and 2017, respectively. Total merger-related costs consisted of:

•

$12.2 million and $3.3 million of merger-related costs during the years ended December 31, 2018 and 2017, respectively, for professional fees such as investment banker fees, legal, accounting and appraisal services; and

•

$9.9 million and $0.1 million of restructuring related costs during the years ended December 31, 2018 and 2017, respectively, primarily for termination benefits, which includes accelerated share-based payment costs, for qualifying terminations.

These costs are included in Deltic merger-related costs in our Consolidated Statements of Income.

The amount of revenue and income before taxes from the acquired Deltic operations included in our Consolidated Statement of Income from February 21, 2018 through December 31, 2018 was $265.5 million and $21.6 million, respectively.

The following summarizes unaudited pro forma information that presents combined amounts as if this merger occurred at the beginning of 2017:

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017
Net sales	$1,013,242	$920,860
Net earnings attributable to PotlatchDeltic common shareholders	$145,685	$77,732
Basic earnings per share attributable to PotlatchDeltic common shareholders	$2.16	$1.15
Diluted earnings per share attributable to PotlatchDeltic common shareholders	$2.15	$1.15

Pro forma net earnings attributable to PotlatchDeltic common shareholders excludes $27.6 million and $16.8 million of non-recurring merger-related costs incurred by both companies during the years ended December 31, 2018 and 2017, respectively, of which $18.9 million were incurred by Deltic prior to the merger.

Pro forma basic and diluted earnings per share assumes issuance of 22.0 million shares that were issued at the merger date and the issuance of 4.8 million shares for the Deltic earnings and profits special distribution as of the beginning of 2017. Refer to Note 6: Earnings Per Share. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

The following table summarizes the estimated fair value measurements of assets acquired and liabilities assumed as of the merger date, including measurement period adjustments identified:

(in thousands)	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
ASSETS
Cash and cash equivalents	$3,419	$—	$3,419
Customer receivables	12,709	—	12,709
Inventories	17,316	—	17,316
Other current assets	8,276	(2,991)	5,285
Real estate held for development and sale	79,000	4,000	83,000
Property, plant and equipment	265,901	(5,132)	260,769
Timber and timberlands	1,060,000	(4,255)	1,055,745
Mineral rights	—	6,236	6,236
Trade name and customer relationships intangibles	19,000	500	19,500
Other long-term assets	2,010	1,546	3,556
Total assets acquired	1,467,631	(96)	1,467,535
LIABILITIES
Accounts payable and accrued liabilities	12,604	11	12,615
Long-term debt	229,968	144	230,112
Pension and other postretirement employee benefits	36,909	—	36,909
Deferred tax liabilities, net	44,439	(251)	44,188
Other long-term liabilities	936	—	936
Total liabilities assumed	324,856	(96)	324,760
Net assets acquired	$1,142,775	$—	$1,142,775

The initial allocation of purchase price was recorded using the preliminary estimated fair value of assets acquired and liabilities assumed based upon the best information available to management at the time. The purchase price allocation was finalized as of December 31, 2018. The measurement period adjustments reflect additional information obtained to record the fair value of certain assets acquired and liabilities assumed based on facts and circumstances existing as of the acquisition date. Measurement period adjustments reflected above did not have a material impact to earnings or cash flows for the year ended December 31, 2018.

NOTE 3.  SALE OF DELTIC MDF FACILITY

On December 20, 2018, we entered into an Asset Purchase and Sale Agreement with Roseburg Forest Products Co. to sell our Deltic Medium Density Fiberboard (MDF) facility for $92.0 million, consisting of $63.0 million in cash and assumption of $29.0 million of revenue bonds. The price was subject to post-closing adjustments for certain changes in working capital as defined in the purchase and sale agreement. The transaction closed on February 12, 2019 resulting in a $9.2 million pre-tax gain on sale. Cash proceeds received after working capital adjustments, closing costs and other expenses were approximately $58.8 million. A portion of the purchase price is escrowed pending satisfaction of certain covenants as outlined in the Agreement. In addition, we had a carryover tax basis in the facility from the Deltic merger, and as a result, we recorded a reduction to deferred tax liabilities and increase to income taxes payable of $15.8 million at the date of sale.

At December 31, 2018 the assets and liabilities disposed met the criteria to be classified as held for sale and are reflected as such at their carrying value. At December 31, 2018, assets held for sale on the Consolidated Balance Sheets of $80.7 million consists of $72.1 million property, plant & equipment, $7.7 million related to inventories and $0.9 million of customer list intangibles. The related liabilities held for sale of $29.3 million on the December 31, 2018 Consolidated Balance Sheets include $29.0 million of revenue bonds. The sale of the MDF facility is not considered a strategic shift that has or will have a major effect on our operations or financial results and therefore does not meet the requirements for presentation as discontinued operations.

NOTE 4.  REVENUE RECOGNITION

The following table represents our revenues by major product. We adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018 using the cumulative effect method. Year ended December 31, 2017 is provided for comparison purposes and was accounted for in accordance with ASC 605, Revenue Recognition. For additional information regarding our revenue recognition policy, see Note 1: Summary of Significant Accounting Policies. For additional information regarding our segments, see Note 5: Segment Information.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Timberlands
Northern region
Sawlogs	$161,570	$205,977	$190,693
Pulpwood	5,767	5,996	5,634
Stumpage	109	176	153
Other	1,970	1,801	1,387
Total Northern revenues	169,416	213,950	197,867

Southern region
Sawlogs	88,048	81,460	40,993
Pulpwood	53,315	48,585	34,907
Stumpage	1,666	2,434	557
Other	10,248	8,521	3,875
Total Southern revenues	153,277	141,000	80,332

Total Timberlands revenues	322,693	354,950	278,199

Wood Products
Lumber	396,648	464,180	313,083
Residuals and Panels	143,760	216,751	128,074
Total Wood Products revenues	540,408	680,931	441,157

Real Estate
Rural real estate	49,675	36,024	30,655
Development real estate	22,363	12,852	—
Other[1]	6,834	5,690	—
Total Real Estate revenues	78,872	54,566	30,655

Total segment revenues	941,973	1,090,447	750,011
Intersegment Timberlands revenues[2]	(114,875)	(115,868)	(71,416)
Total consolidated revenues	$827,098	$974,579	$678,595

[1]	Other Real Estate revenues primarily relate to the Chenal Country Club.
[2]	Intersegment revenues represent logs sold by our Timberlands segment to the Wood Products segment.

Contract Balances

In general, a customer receivable is recorded as we deliver wood products, logs and residuals. We generally receive payment shortly after products have been received by our customers. At December 31, 2019 and 2018, we recorded $5.5 million and $4.3 million, respectively, for contract liabilities recorded as deferred revenue. These contract liabilities predominately relate to hunting and other access rights on our timberlands and member related activities at the Chenal Country Club. These contract liabilities are recognized over the term of the contracts, which is typically twelve months or less, except membership initiation fees at the Chenal Country Club which typically are recognized up to 10 years. Other contract asset and liability balances, such as prepayments, are immaterial. For real estate sales, we typically receive the entire consideration in cash at closing.

NOTE 5.  SEGMENT INFORMATION

Our businesses are organized into three reportable operating segments: Timberlands, Wood Products and Real Estate. Management activities in the Timberlands segment include planting and harvesting trees and building and maintaining roads. The Timberlands segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights contracts, oil and gas royalties, biomass production and carbon sequestration. The Wood Products segment manufactures and markets lumber and plywood. The Real Estate segment includes the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives, master planned community development and a country club.

The reportable segments follow the same accounting policies used for our Consolidated Financial Statements, with the exception of the valuation of inventories which are reported using the average cost method for purposes of reporting segment results. For additional information see Note 1: Summary of Significant Accounting Policies.

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

The following table summarizes information for each of the company’s reportable segments and includes a reconciliation of Total Adjusted EBITDDA to income before income taxes. Corporate information is included to reconcile segment data to the Consolidated Financial Statements.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenues:
Timberlands	$322,693	$354,950	$278,199
Wood Products	540,408	680,931	441,157
Real Estate	78,872	54,566	30,655
	941,973	1,090,447	750,011
Intersegment Timberlands revenues[1]	(114,875)	(115,868)	(71,416)
Total consolidated revenues	$827,098	$974,579	$678,595

Adjusted EBITDDA:
Timberlands	$133,987	$169,834	$126,707
Wood Products	12,901	130,583	80,624
Real Estate	62,650	40,304	25,720
Corporate	(36,257)	(37,785)	(34,302)
Eliminations and adjustments	5,662	(5,743)	(2,992)
Total Adjusted EBITDDA	178,943	297,193	195,757
Basis of real estate sold	(20,554)	(16,698)	(6,827)
Depreciation, depletion and amortization	(70,417)	(70,848)	(28,432)
Interest expense, net[2]	(30,361)	(35,227)	(27,049)
Loss on extinguishment of debt	(5,512)	-	-
Non-operating pension and other postretirement employee benefits	(3,739)	(7,648)	(6,384)
Loss on fixed assets	(865)	(725)	(204)
Gain on sale of facility	9,176	—	—
Inventory purchase price adjustment in cost of goods sold[3]	—	(1,849)	—
Deltic merger-related costs[4]	—	(22,119)	(3,409)
Environmental charges for Avery Landing	—	—	(4,978)
Income before income taxes	$56,671	$142,079	$118,474

Depreciation, depletion and amortization:
Timberlands	$46,601	$48,201	$20,476
Wood Products	22,059	21,416	7,347
Real Estate	678	418	2
Corporate	1,079	813	607
	70,417	70,848	28,432
Bond discount and deferred loan fees[2]	1,688	2,313	1,480
Total depreciation, depletion and amortization	$72,105	$73,161	$29,912
Basis of real estate sold:
Real Estate	$20,749	$16,954	$7,114
Elimination and adjustments	(195)	(256)	(287)
Total basis of real estate sold	$20,554	$16,698	$6,827
Assets:
Timberlands[5]	$1,655,407	$1,693,162	$669,288
Wood Products	398,465	456,306	154,479
Real Estate[6]	87,421	93,208	952
	2,141,293	2,242,676	824,719
Corporate	93,766	83,176	128,360
Total consolidated assets	$2,235,059	$2,325,852	$953,079
Capital Expenditures:[7]
Timberlands	$17,500	$17,232	$15,120
Wood Products	37,232	27,341	10,723
Real Estate[8]	8,053	5,987	87
	62,785	50,560	25,930
Corporate	1,317	1,747	2,132
Total capital expenditures	$64,102	$52,307	$28,062

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.
[2]	Bond discounts and deferred loan fees are reported within interest expense on the Consolidated Statements of Income.
[3]	The effect of costs of goods sold for fair value adjustments to the carrying amounts of inventory acquired in business combinations.

See Note 2: Merger with Deltic.

[4]	For integration and restructuring costs related to the merger with Deltic see Note 2: Merger with Deltic.
[5]	We do not report rural real estate separate from Timberlands as we do not report these assets separately to management.
[6]	Real Estate assets primarily consist of real estate development acquired with the Deltic merger.
[7]	Does not include the acquisition of timber and timberlands, all of which were acquired by the Timberlands segment.
[8]	Real Estate capital expenditures include development expenditures of $7.3 million, $5.0 million and $0 for the year ended December 31, 2019, 2018 and 2017, respectively.

All of our timberlands, wood products facilities and other assets are located within the continental United States. Geographic information regarding our revenues for the years ended December 31 is as follows:

(in thousands)	2019	2018	2017
United States	$825,105	$972,457	$676,956
Canada	128	624	481
Mexico	1,865	1,498	1,158
Total consolidated revenues	$827,098	$974,579	$678,595

No customers represented more than 10% of our consolidated revenues during 2019 or 2018. One customer accounted for slightly more than 10% of our total consolidated revenues during 2017.

NOTE 6.  EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share for the years ended December 31:

(in thousands, except per share amounts)	2019	2018	2017
Net income	$55,661	$122,880	$86,453

Basic weighted-average shares outstanding	67,608	60,534	40,824
Incremental shares due to:
Performance shares	109	230	363
Restricted stock units	26	34	40
Stock portion of earnings and profits distribution	—	1,016	—
Diluted weighted-average shares outstanding	67,743	61,814	41,227

Basic net income per share	$0.82	$2.03	$2.12
Diluted net income per share	$0.82	$1.99	$2.10

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

At December 31, 2019, 2018 and 2017, there were 49,500, 42,000, and 250 stock-based awards, respectively, which were excluded from the calculation of earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

Share Issuance Related to the Deltic Merger

In February 2018, we issued 22.0 million shares in connection with the Deltic merger. On August 30, 2018, the board of directors approved a special distribution of $222.0 million, or approximately $3.54 per share. The special distribution amount equaled the company’s determination of the accumulated earnings and profits of Deltic as of the merger date and was distributed in order to maintain the company’s qualification as a REIT for U.S. federal income tax purposes. The special distribution was paid on November 15, 2018, to stockholders of record on September 27, 2018 through the issuance of 4.8 million shares of our common stock and distribution of $44.4 million in cash. The special distribution shares are included in basic weighted-average shares outstanding beginning November 15, 2018, and diluted weighted-average shares outstanding from August 30, 2018, to November 14, 2018. See Note 2: Merger with Deltic for further discussion on the merger.

Share Repurchase Program

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). No shares were repurchased during 2018 under the 2018 Repurchase Program. During the year-ended December 31, 2019, we repurchased 686,240 shares of common stock for $25.2 million under the 2018 Repurchase Program. All common stock purchases were made in open-market transactions. At December 31, 2019, we had remaining authorization of $74.8 million for future stock repurchases under the 2018 Repurchase Program.

On April 26, 2016 the Company announced that our Board of Directors authorized management to repurchase up to $60.0 million of common stock over a 24-month period. No shares were repurchased in 2018 or 2017 under this repurchase plan.

We record share purchases upon trade date, as opposed to the settlement date. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit. There were no unsettled repurchases as of December 31, 2019 and 2018.

Dividend

On February 14, 2020 the board of directors approved a quarterly cash dividend of $0.40 per share payable on March 31, 2020 to stockholders of record as of March 6, 2020.

NOTE 7.  INVENTORIES

Inventories consist of the following at December 31:

(in thousands)	2019	2018
Logs	$33,313	$37,303
Lumber, plywood and veneer	31,639	27,420
Materials and supplies	12,831	11,310
	77,783	76,033
Less: LIFO reserve	(12,002)	(15,228)
Total inventories	$65,781	$60,805

If the last-in, first-out inventory had been carried at average cost, the values would have been higher by approximately $12.0 million, $15.2 million and $10.9 million at December 31, 2019, 2018 and 2017, respectively.

NOTE 8.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at December 31:

(in thousands)	Range of useful lives	2019	2018
Land		$7,875	$6,078
Buildings and improvements	10-40 years	123,342	92,326
Machinery and equipment	2-25 years	360,570	364,101
Construction in progress		6,326	10,190
		498,113	472,695
Less: accumulated depreciation		(211,730)	(200,502)
Total property, plant and equipment, net		$286,383	$272,193

Depreciation charged against operating income totaled $23.9 million, $22.8 million and $8.1 million in 2019, 2018 and 2017, respectively. Capitalized interest was $0.2 million in 2019 and inconsequential in 2018 and 2017.

NOTE 9.  TIMBER AND TIMBERLANDS

Timber and Timberlands consist of the following at December 31:

(in thousands)	2019	2018
Timber and timberlands	$1,554,882	$1,590,997
Logging roads	83,781	81,818
Total timber and timberlands, net	$1,638,663	$1,672,815

Depletion from company-owned lands totaled $41.7 million, $43.9 million and $17.0 million in 2019, 2018 and 2017, respectively. Amortization of road costs, such as bridges, culverts and gravel surfacing, totaled $3.6 million, $3.4 million and $3.2 million in 2019, 2018 and 2017, respectively.

Future payments due under timber cutting contracts at December 31, 2019 were $21.8 million.

NOTE 10.  INTANGIBLE ASSETS

Intangible Assets consist of the following at December 31:

(in thousands)	2019	2018
Indefinite-lived intangible assets	$10,200	$10,200

Long-lived intangible assets	8,398	9,300
Assets held for sale	—	(902)
Accumulated amortization	(1,549)	(770)
Long-lived intangible assets, net	6,849	7,628

Total intangible assets, net	$17,049	$17,828

Amortization expense totaled $0.8 million in 2019 and 2018, and $0 in 2017, respectively, and is estimated to be $0.8 million annually for the next five years.

NOTE 11. OTHER ASSETS

Other Current Assets consist of the following at December 31:

(in thousands)	2019	2018
Real estate held for sale	$10,974	$10,322
Prepaid expenses	3,097	3,194
Tax receivables	1,341	6,659
Other receivables	4,771	2,500
Total other current assets	$20,183	$22,675

Other Long-Term Assets consist of the following at December 31:

(in thousands)	2019	2018
Operating leases	$15,772	$—
Mineral rights	5,254	5,735
Investment in company owned life insurance (COLI), net	4,157	3,104
Real estate development costs	3,776	2,649
Debt issuance costs	1,846	2,405
Interest rate swaps	1,601	1,510
Restricted cash	944	2,802
Other	1,940	3,076
Total other long-term assets	$35,290	$21,281

NOTE 12.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities consist of the following at December 31:

(in thousands)	2019	2018
Accrued payroll and benefits	$12,920	$20,130
Accounts payable	12,734	12,073
Accrued interest	6,946	8,642
Accrued taxes	6,638	7,389
Deferred revenue	5,514	4,282
Operating lease liabilities	4,998	—
Other current liabilities	10,827	8,477
Total accounts payable and accrued liabilities	$60,577	$60,993

NOTE 13. LEASES

We adopted ASU No. 2016-02, Leases (Topic 842), along with subsequent amendments on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. See Note 1: Summary of Significant Accounting Policies for further detail on our policies surrounding leases.

Balance Sheet Classification

The following table provides supplemental balance sheet information related to our leases:

(in thousands)	Classification	December 31, 2019
Assets
Operating lease assets	Other long-term assets	$15,772
Finance lease assets[1]	Property, plant and equipment, net	2,360
Total lease assets		$18,132

Liabilities
Current
Operating lease liabilities	Accounts payable and accrued liabilities	$4,998
Finance lease liabilities	Accounts payable and accrued liabilities	644
Noncurrent
Operating lease liabilities	Other long-term obligations	10,775
Finance lease liabilities	Other long-term obligations	1,703
Total lease liabilities		$18,120

[1]	Finance lease assets are presented net of accumulated amortization of $0.3 million as of December 31, 2019.

December 31, 2019
Weighted-average remaining terms (years)
Operating leases	4.22
Finance leases	3.83
Weighted-average discount rate
Operating leases	4.17%
Finance leases	3.54%

Lease Costs

The following table summarizes the components of our lease expense:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Operating lease costs[1]	$5,938	$4,989	$4,519
Finance lease costs
Amortization of leased assets	269	—	—
Interest on lease assets	40	—	—
Net lease costs	$6,247	$4,989	$4,519

[1]	Excludes short-term leases and variable lease costs, which are immaterial.

Operating lease costs and amortization of finance lease assets are included within costs of goods sold and selling, general and administrative expenses and interest on leased assets is included in interest expense, net on our Consolidated Statements of Income.

Other Lease Information

The below table presents supplemental cash flow information related to leases:

Year Ended
(in thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,963
Operating cash flows for finance leases	$40
Financing cash flows for finance leases	$283
Leased assets exchanged for new lease liabilities:
Operating leases	$7,135
Finance leases	$2,630

Maturity of Lease Liabilities

At December 31, 2019, the future minimum lease payment obligations under noncancelable leases were as follows:

(in thousands)	Operating Leases	Finance Leases
2020	$5,549	$716
2021	4,454	696
2022	2,756	611
2023	1,821	358
2024	965	128
After 2024	1,689	—
Total lease payments	17,234	2,509
Less: interest	1,461	162
Present value of lease liabilities	$15,773	$2,347

NOTE 14.  DEBT

Long-term debt consists of the following at December 31:

(in thousands)	2019	2018
Variable rate term loans[1]	$397,500	$247,500
Fixed rate term loans[2]	296,000	296,000
7 1/2% Senior notes	—	150,000
Revenue bonds[3]	65,735	65,735
Medium-term notes[4]	3,000	3,000
Long-term principal	762,235	762,235
Interest rate swaps	—	(183)
Debt issuance costs	(2,086)	(2,143)
Unamortized discounts	(3,680)	(4,545)
Total long-term debt	756,469	755,364
Less current portion of long-term debt	(45,974)	(39,973)
Long-term debt	$710,495	$715,391

[1]

Variable rate term loans are at rates of one or three-month LIBOR plus a spread between 1.85% and 2.15% and mature between 2020 and 2029. At December 31, 2019, the one and three-month LIBOR rates were 1.69% and 2.10%, respectively. We have entered into interest rate swaps for these variable rate term loans to fix the interest rate. See Note 15: Derivative Instruments for additional information.

[2]	Fixed rate term loans are at rates between 3.70% and 4.64% and mature between 2022 and 2025.
[3]	Revenue bonds have a fixed rate of 2.75% and mature in 2024.
[4]	Medium term notes have a fixed rate of 8.75% and mature in 2022.

Long-term debt at December 31, 2018 excludes $29.0 million of revenue bonds classified as held for sale as part of the sale of the Deltic MDF facility as they were assumed by the buyer. See Note 3: Sale of Deltic MDF Facility.

TERM LOANS

On March 22, 2018 we entered into a Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement), which amended the existing term loan agreement. The agreement included an additional $100.0 million of new term loans used to refinance Deltic’s $106.0 million credit facility and amended and restated a $100.0 million loan we assumed in connection with the Deltic merger to conform to the outstanding terms of the Amended Term Loan Agreement.

The $100.0 million repayment of Deltic’s credit facility was funded by a $100.0 million borrowing under our revolving credit facility and subsequently refinanced with two tranches of term loans aggregating $100.0 million under the Amended Term Loan Agreement.

In January 2019, through a first amendment to the Amended Term Loan Agreement, we refinanced $150.0 million of 7.5% senior notes (Senior Notes) that matured in 2019 with a $150.0 million term loan that matures in 2029. The new term loan carries a variable interest rate of one-month LIBOR plus 1.85%. We paid $0.5 million of lender fees on the new term loan. Concurrent with the new term loan, we entered into a $150.0 million interest rate swap to fix the rate at 4.56%. Upon refinancing, we redeemed and paid all outstanding Senior Notes including a redemption premium of $4.9 million which is included in the loss on extinguishment of debt in our Consolidated Statements of Income.

In December 2019, we refinanced an existing $40.0 million term loan that matured in December 2019 through a second amendment to the Amended Term Loan Agreement. The new term loan carries a variable interest rate of one-month LIBOR plus 1.85% and matures in 2029. In conjunction with the new term loan we entered into a $40.0 million interest rate swap to fix the rate at 3.17%. See Note: 15 Derivative Instruments.

At December 31, 2019 $693.5 million was outstanding under our Amended Term Loan Agreement. As of December 31, 2019, we were in compliance with all covenants under our debt agreements.

DEBT ISSUANCE COSTS AND UNAMORTIZED DISCOUNTS

Debt issuance costs represent the capitalized direct costs incurred related to the issuance of debt. These costs are amortized to interest expense over the terms of the respective borrowings.

Unamortized discounts include a $4.9 million fair value adjustment to the $100.0 million term loan assumed in the Deltic merger. The unamortized balance of the fair value adjustment at December 31, 2019, was $3.7 million and will be amortized through the term loan’s maturity in 2025.

DEBT MATURITIES

Scheduled principal payments due on long-term debt at December 31, 2019 are as follows:

(in thousands)
2020	$46,000
2021	40,000
2022	43,000
2023	40,000
2024	175,735
Thereafter	417,500
Total	$762,235

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

Pricing is set according to the type of borrowing. LIBOR Loans are issued at a rate equal to the LIBOR Rate, while Base Rate Loans are issued at a rate equal to a Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus one half of one percent, (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its prime rate and (c) the sum of the LIBOR rate that would apply to a one month Interest Period plus 1.00%. The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 0.875% to 1.70% for LIBOR loans and from 0% to 0.70% for Base Rate loans, depending on our credit rating. As of December 31, 2019, we were able to borrow under the bank credit facility with an additional Applicable Rate of 1.30% for LIBOR Loans and 0.30% for Base Rate Loans, with facility fees of 0.20% on the $380.0 million of the bank credit facility.

The Amended Credit Agreement contains certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The Amended Credit Agreement also contains financial maintenance covenants including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio consistent with the Amended Term Loan Agreement. We are permitted to pay dividends to our stockholders under the terms of the Amended Credit Agreement so long as we expect to remain in compliance with the financial maintenance covenants. At December 31, 2019, we were in compliance with all covenants under our credit agreements, there were no borrowings under the revolving line of credit and approximately $1.0 million of the credit facility was utilized by outstanding letters of credit.

NOTE 15.  DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks.

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. As of December 31, 2019, we have six interest rate swaps associated with $397.5 million of term loan debt. These cash flow hedges convert variable rates ranging from one-month and three-month LIBOR plus 1.85% to 2.15%, to fixed rates ranging from 3.17% to 4.82%. Our cash flow hedges are expected to be highly effective in achieving the offsetting of cash flows attributable to the hedged interest rate risk through the term of the hedge. At December 31, 2019, the amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $3.7 million.

In January 2019, we entered into a $150.0 million interest rate swap associated with the new term loan that refinanced our Senior Notes. This cash flow hedge converted a variable rate of one-month LIBOR plus 1.85% to a fixed rate of 4.56%.

In September 2019, we entered into a $40.0 million interest rate swap, with the objective to lock in the index component rate on an expected new term loan in December 2019. In December 2019, we refinanced an existing $40.0 million term loan that matured with a new term loan maturing December 2029. Upon completing the refinance of the term loan, the interest rate swap was re-designated under new terms consistent with the new term loan. This cash flow hedge converts a variable rate of one-month LIBOR plus 1.85% to a fixed rate of 3.17%. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset or liability to a particular risk, such as interest rate risk, are considered fair value hedges. Fair value interest rate swaps with notional amounts totaling $14.3 million matured during the first quarter of 2018. A $50.0 million notional fair value swap associated with the Senior Notes was terminated in December 2017 at a cost of $0.4 million. The termination cost was recorded as a reduction to the carrying value of our long-term debt. The remaining unamortized balance was expensed in 2019 upon redemption of the Senior Notes. As of December 31, 2019, we do not hold any derivatives designated or qualifying as fair value hedges.

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

The fair values of our cash flow derivative instruments on our Consolidated Balance Sheets as of December 31 are as follows:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	2019	2018	Location	2019	2018
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, non-current	$1,601	$1,510	Other long-term obligations	$22,398	$2,888

The following table details the effect of derivatives on our Consolidated Statements of Income:

		Year Ended December 31,
(in thousands)	Location	2019	2018	2017
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized gain (loss) on interest rate contracts[1]	Interest expense	$—	$(191)	$413
Loss on hedged debt basis adjustment included in debt extinguishment		(165)	—	—
		$(165)	$(191)	$413
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Loss recognized in other comprehensive income, net of tax		$(19,824)	$(3,062)	$(145)
Loss reclassified from accumulated other comprehensive loss[1]	Interest expense	$(1,384)	$(647)	$(149)

Derivatives not designated as hedging instruments:
Lumber price contracts
Realized gain on lumber price swap	Gain on lumber price swap	$—	$—	$1,088

Interest expense, net		$30,361	$35,227	$27,049

[1]

Realized gains and losses on interest rate contracts consist of net cash received or paid and interest accruals on the interest rate swaps during the periods. Net cash received or paid is included in the supplemental cash flow information within interest, net of amounts capitalized in the Consolidated Statements of Cash Flows.

NOTE 16.  FAIR VALUE MEASUREMENTS

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

•	The cash surrender value of our company owned life insurance, the amount at which it could be redeemed, is used to estimate fair value because market prices are not readily available.

Carrying amounts and estimated fair values of our financial instruments as of December 31 are as follows:

	2019		2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, cash equivalents and restricted cash (Level 1)	$84,254	$84,254	$79,441	$79,441

Derivative assets related to interest rate swaps (Level 2)	$1,601	$1,601	$1,510	$1,510
Derivative liabilities related to interest rate swaps (Level 2)	$(22,398)	$(22,398)	$(2,888)	$(2,888)

Long-term debt, including current portion (Level 2):
Term loans	$(689,820)	$(703,437)	$(539,169)	$(539,037)
Senior notes	—	—	(149,786)	(154,328)
Revenue bonds	(65,735)	(68,200)	(94,735)	(93,144)
Medium-term notes	(3,000)	(3,480)	(3,000)	(3,419)
Total long-term debt[1]	$(758,555)	$(775,117)	$(786,690)	$(789,928)

Company owned life insurance (Level 3)	$4,157	$4,157	$3,104	$3,104

[1]

The carrying amount of long-term debt includes principal and unamortized discounts. At December 31, 2018, long-term debt in the above table included the $29.0 million of revenue bonds for the MDF facility which was classified as held for sale. See Note 3: Sale of Deltic MDF Facility for further information.

NOTE 17.  EQUITY-BASED COMPENSATION PLANS

On May 6, 2019 (the Effective Date) the stockholders approved our 2019 Long-Term Incentive Plan (the 2019 Plan). The total amount of PotlatchDeltic common stock authorized for issuance under the 2019 Plan includes, in addition to 1.2 million new shares approved by our stockholders: (i) the total number of shares available for future awards under the Potlatch Corporation 2014 Long-Term Incentive Plan and its predecessor plans (the Prior Plans) as of the Effective Date and (ii) the number of undelivered shares subject to outstanding awards under the Prior Plans that will become available for future issuance as provided for under the 2019 Plan. We issue new shares of common stock to settle performance stock awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units. We estimate forfeitures each period. At December 31, 2019, approximately 1.4 million shares were authorized for future use under our long-term incentive plans.

The following table details our compensation expense and the related income tax benefit for the years ended December 31:

(in thousands)	2019	2018	2017
Employee equity-based compensation expense:
Performance stock awards	$4,605	$4,157	$3,582
Restricted stock units	2,595	2,024	1,140
Deferred compensation stock equivalent units expense	72	213	657
Accelerated share-based termination benefits in connection with the merger	—	1,812	—
Total equity-based compensation expense	$7,272	$8,206	$5,379

Total tax benefit recognized for shared-based payment awards	$314	$332	$379

PERFORMANCE STOCK AWARDS

PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. The performance measures are based on our annualized total shareholder return relative to the median annualized total shareholder return performance of a selected peer group of companies, and the percentile ranking of our total shareholder return relative to the total shareholder return performance of a larger group of indexed companies over the three-year performance period. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive dividend equivalents in the form of additional shares at the time of payment equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. Therefore, the shares are not considered participating securities.

Since the awards contain a market condition, the effect of the market condition is reflected in the grant-date fair value, which is estimated using a Monte Carlo simulation. This method is used to estimate the stock prices of PotlatchDeltic and the selected peer companies at the end of the three-year performance period. The Monte Carlo simulation uses inputs such as stock prices and expected volatility of PotlatchDeltic and the peer group of companies as of the award date. Multiple simulations are generated, resulting in share prices and total shareholder return values for PotlatchDeltic and the peer group of companies. For each simulation, the total shareholder return of PotlatchDeltic is ranked against that of the peer group of companies. The future value of the performance share unit is calculated based on a multiplier for the median outperformance and percentile ranking and then discounted to present value. The discount rate is the risk-free rate as of the award date for a term consistent with the performance period. Awards are also credited with dividend equivalents at the end of the performance period, and as a result, award values are not adjusted for dividends.

The following table presents the key inputs used in calculating the fair value of the PSAs and the resulting fair values:

	Year Ended December 31,
	2019	2018	2017
Stock price as of valuation date	$35.01	$54.00	$43.60
Risk-free rate	2.47%	2.46%	1.61%
Expected volatility	25.15%	23.74%	24.22%
Expected dividend yield[1]	—	2.96%	3.44%
Expected term (years)	3.00	3.00	3.00
Fair value of a performance share	$37.87	$75.37	$53.85

[1]	For 2019 assumes full dividend reinvestment

The following table summarizes outstanding PSAs as of December 31 and the changes during each year:

	2019		2018		2017
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1	142,238	$63.91	200,631	$39.19	203,788	$32.59
Granted	142,066	$37.87	67,747	$75.37	78,033	$53.85
Vested	(75,048)	$53.85	(121,058)	$30.02	(78,129)	$36.71
Forfeited	(13,249)	$45.35	(5,082)	$47.90	(3,061)	$34.68
Nonvested shares outstanding at December 31	196,007	$50.15	142,238	$63.91	200,631	$39.19
Total grant date fair value of PSAs vested during the year	$4,041		$3,634		$2,868
Total fair value of PSAs vested during the year	$3,561		$6,397		$7,797
Aggregate intrinsic value of nonvested PSAs at December 31	$8,481		$4,500		$10,011

As of December 31, 2019, there was $5.1 million of unrecognized compensation cost related to nonvested PSAs, which is expected to be recognized over a weighted average period of 1.7 years.

RESTRICTED STOCK UNITS

During 2019, 2018 and 2017, certain directors, officers, and other employees of the company were granted RSU awards that will accrue dividend equivalents based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. Therefore, the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years.

The following table summarizes outstanding RSU awards as of December 31 and the changes during each year:

	2019		2018		2017
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1	72,020	$47.66	67,871	$32.87	71,420	$31.61
Granted	104,488	$36.80	49,193	$49.96	26,507	$43.64
Vested	(43,102)	$45.51	(41,350)	$26.33	(29,039)	$39.65
Forfeited	(5,935)	$40.26	(3,694)	$45.36	(1,017)	$31.63
Nonvested shares outstanding at December 31	127,471	$39.83	72,020	$47.66	67,871	$32.87
Total grant date fair value of RSU awards vested during the year	$1,961		$1,089		$1,151
Total fair value of RSU awards vested during the year	$1,771		$1,328		$1,442
Aggregate intrinsic value of nonvested RSU awards at December 31	$5,516		$2,279		$3,387

As of December 31, 2019, there was $3.0 million of total unrecognized compensation cost related to nonvested RSU awards, which is expected to be recognized over a weighted average period of 1.6 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

A long-term incentive award was granted annually to our directors through December 2017. The awards are payable upon a director's separation from service. Directors may also elect to defer their annual retainers, payable in the form of stock. All stock unit equivalent accounts are credited with dividend equivalents. As of December 31, 2019, there were 151,856 shares outstanding that will be distributed in the future to directors as common stock.

Issuance of restricted stock units awarded to certain directors, officers and employees may also be deferred. All stock unit equivalent accounts are credited with dividend equivalents. At December 31, 2019, there were 86,149 vested RSUs where issuance of the related stock had been deferred.

REPLACEMENT RESTRICTED STOCK UNIT AWARDS

The replacement RSUs issued as a result of the merger with Deltic and subject to post-merger services have four-year vesting terms. During the vesting period, the grantee may vote and receive dividends on the shares, but the shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates employment. Expense for replacement RSUs will continue to be recognized over the remaining service period unless a qualifying termination occurs. A qualifying termination of an awardee will result in acceleration of vesting and expense recognition in the period that the qualifying termination occurs. Qualifying terminations during 2018 resulted in accelerated vesting of approximately 35,000 replacement RSUs and recognition of $1.8 million of expense. This accelerated expense recognition is included in merger-related restructuring costs as described in Note 2: Deltic Merger.  There were no qualifying terminations during 2019.

NOTE 18.  INCOME TAXES

As a REIT, we generally are not subject to federal and state corporate income taxes on income from investments in real estate that we distribute to our shareholders. We conduct certain activities through our PotlatchDeltic TRS which are subject to corporate level federal and state income taxes. These activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to income or loss of the PotlatchDeltic TRS, as well as permanent book versus tax differences.

We are also subject to corporate taxes on built-in gains (the excess of fair market value over tax basis on the merger date) on sales of former Deltic real property held by the REIT during the five years following the Deltic merger. The sale of standing timber is not subject to built-in gains tax.

During the year-ended December 31, 2019 we had carryover tax basis in the MDF facility from the Deltic merger that was sold in February 2019 and as a result, we recorded a reduction to deferred tax liabilities and increase to income taxes payable of $15.8 million at the date of sale. See Note 3: Sale of Deltic MDF Facility for further details.

On December 22, 2017, H.R. 1, Tax Cuts and Jobs Act (the Act) was enacted. The Act contained significant changes to corporate taxation, including the reduction of the corporate tax rate from 35% to 21% effective January 1, 2018. The tax rate reduction required a remeasurement of our deferred tax assets and liabilities as of the date of enactment. Accordingly, net deferred tax assets, including the related valuation allowance, were reduced by $10.5 million and the change was recorded as an increase to the 2017 tax provision. In addition, during 2018 we recorded a net tax benefit of $5.0 million primarily related to deducting contributions to our qualified pension plans on our 2017 federal tax returns at the higher 2017 income tax rate.

Income tax expense consists of the following for the years ended December 31:

(in thousands)	2019	2018	2017
Current	$12,055	$7,038	$16,657
Deferred	(11,082)	11,370	14,325
Net operating loss carryforwards	37	791	1,039
Income tax provision	$1,010	$19,199	$32,021

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 21% for 2019 and 2018 and 35% for 2017 to income before income taxes due to the following for the years ended December 31:

(in thousands)	2019	2018	2017
U.S. federal statutory income tax	$11,901	$29,837	$41,466
REIT income not subject to federal income tax	(11,285)	(8,773)	(20,651)
U.S. tax rate change on deferred tax assets and liabilities	—	—	10,528
Pension contribution deducted at higher tax rate	—	(5,665)	—
Change in valuation allowance	(395)	—	140
State income taxes, net of federal income tax	903	3,712	2,608
Domestic production activities deduction	—	—	(1,511)
Permanent book-tax differences	(793)	(771)	(252)
Research and development credits	—	—	(294)
Other items, net	679	859	(13)
Income tax provision	$1,010	$19,199	$32,021
Effective tax rate	1.8%	13.5%	27.0%

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(in thousands)	2019	2018
Deferred tax assets:
Pension and other postretirement employee benefits	$32,110	$30,523
Inventories	754	601
Tax credits	2,190	2,688
Nondeductible accruals	815	1,039
Incentive compensation	1,044	1,000
Employee benefits	1,316	1,452
Other	1,296	320
Total deferred tax assets	39,525	37,623
Valuation allowance	(395)	(790)
Deferred tax assets, net of valuation allowance	39,130	36,833
Deferred tax liabilities:
Timber and timberlands, net	(965)	(1,025)
Property, plant and equipment, net	(50,901)	(58,909)
Intangible assets, net	(3,778)	(4,134)
Real estate development	(1,402)	(2,035)
Other	(2,249)	(2,739)
Total deferred tax liabilities	(59,295)	(68,842)
Deferred tax liabilities, net	$(20,165)	$(32,009)

As of December 31, 2019, we had no state or federal net operating loss carryforwards. We have Idaho Investment Tax Credits of $2.8 million that expire from 2022 through 2033. We use the flow-through method of accounting for investment tax credits.

With the exception of the $0.4 million valuation allowance related to certain Idaho Investment Tax Credit carryforwards we expect will expire prior to realization, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.

The following table summarizes the tax years subject to examination by major taxing jurisdictions:

Jurisdiction	Years
Federal	2016 — 2019
Arkansas	2016 — 2019
Idaho	2016 — 2019
Michigan	2015 — 2019
Minnesota	2015 — 2019

As of December 31, 2019, we had no unrecognized tax benefits which, if recognized, would impact the effective tax rate. There was $0.6 million of unrecognized tax benefits at December 31, 2018 and 2017.

A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

(in thousands)	2019	2018
Balance at January 1	$564	$564
Additions for tax positions of prior years	—	—
Reduction for tax positions of prior years	(564)	—
Balance at December 31	$—	$564

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2019, 2018 and 2017, we recognized insignificant amounts related to interest and penalties in our tax provision. At December 31, 2019, 2018 and 2017, we had insignificant amounts of accrued interest related to tax obligations and no accrued interest receivable with respect to open tax refunds.
NOTE 19. SAVINGS PLANS, PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

SAVINGS PLANS

Substantially all of our employees are eligible to participate in 401(k) savings plans. In 2019, 2018 and 2017, we made matching 401(k) contributions on behalf of our employees of $3.9 million, $3.7 million and $2.4 million, respectively.

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

Upon our merger with Deltic, we assumed three defined 401(k) savings plans. Effective January 1, 2019, these plans were merged with our legacy Potlatch 401(k) savings plans.

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

On January 1, 2011, we froze the legacy Potlatch pension plans to any new salaried and hourly non-represented employees hired after that date.

Effective January 1, 2010, we restructured our other postretirement benefit plans (OPEB). The level of health care subsidy was frozen for retirees so that all future increments in health care costs will be borne by the retirees. In addition, for retirees under age 65, a high deductible medical plan was created and all other existing health care plans were terminated. For retirees age 65 or over, the medical plan is divided into two components, with the company continuing to self-insure prescription drugs and providing a fully-insured medical supplemental plan through AARP/United Healthcare. Both health care plans require the retiree to contribute amounts in excess of the company subsidy in order to continue coverage. The Plan does not pay for vision, dental and life insurance for the retirees. The effect of these retiree plan changes was a reduction in the accumulated postretirement benefit obligation of $76.7 million, which was recognized in Accumulated Other Comprehensive Loss as of December 31, 2009 and was fully amortized as of December 31, 2019.

We use a December 31 measurement date for our benefit plans and obligations. We recognize the underfunded status of our defined benefit pension plans and OPEB obligations on our Consolidated Balance Sheets. We recognize changes in the funded status in the year in which changes occur through accumulated other comprehensive loss and amortize actuarial gains and losses through the Consolidated Statements of Income as net periodic cost (benefit).

Upon merger with Deltic in 2018, we assumed one qualified pension plan, one nonqualified pension plan and a postretirement plan. The acquired plans have been frozen to new participants since 2014. Consistent with accounting for the merger as the acquirer in a business combination, pension assets acquired, and benefit obligations assumed were remeasured to reflect their funded status at the date of acquisition. This included updating asset values and discount rates to reflect market conditions at the merger date. The fair value of these items at the date of merger are listed in the table below as “plan acquisitions.”

The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans and obligations are as follows:

	Pension Plans		OPEB
(in thousands)	2019	2018	2019	2018
Benefit obligation at beginning of year	$(427,909)	$(392,371)	$(40,032)	$(30,349)
Service cost	(7,767)	(8,454)	(371)	(341)
Interest cost	(18,465)	(16,992)	(1,588)	(1,482)
Actuarial (loss) gain	(53,446)	20,445	(7,997)	2,100
Benefits paid	33,350	31,530	3,593	3,582
Plan acquisitions	—	(62,067)	—	(13,542)
Benefit obligation at end of year	$(474,237)	$(427,909)	$(46,395)	$(40,032)

Fair value of plan assets at beginning of year	$351,285	$313,862	$—	$—
Actual return (loss) on plan assets	78,448	(23,745)	—	—
Employer contributions and benefit payments	2,085	53,998	3,593	3,582
Benefits paid	(33,350)	(31,530)	(3,593)	(3,582)
Plan acquisitions	—	38,700	—	—
Fair value of plan assets at end of year	$398,468	$351,285	$—	$—

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2,152)	$(2,121)	$(4,549)	$(3,876)
Noncurrent liabilities	(73,617)	(74,503)	(41,846)	(36,156)
Funded status	$(75,769)	$(76,624)	$(46,395)	$(40,032)

The accumulated benefit obligation for all defined benefit pension plans is determined using the actuarial present value of the vested benefits to which the employee is currently entitled and the employee’s expected date of separation for retirement and was $458.1 million and $417.4 million at December 31, 2019 and 2018, respectively.

During 2019 and 2018, funding of pension and other postretirement employee benefit plans was $5.7 million and $57.6 million, respectively. Our 2018 funding included a $44.0 million voluntary contribution allowing us to deduct the amount on our 2017 income tax return at higher tax rates.

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

The general policy states that plan assets will be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that management will maintain adequate liquidity for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revise long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection include the following:

•	Assets are diversified among various asset classes, such as global equities, fixed income, alternatives and liquid reserves. The long-term asset allocation ranges are as follows:

Global equities	26%	-	38%
Fixed income securities	44%	-	64%
Alternatives, which may include equities and fixed income securities	10%	-	16%
Cash and cash equivalents	0%	-	5%

•	Periodic reviews of allocations within these ranges are made to determine what adjustments should be made based on changing economic and market conditions and specific liquidity requirements.
•	Assets are managed by professional investment managers and may be invested in separately managed accounts or commingled funds.
•	Assets are not invested in PotlatchDeltic stock.

The investment guidelines also provide that the individual investment managers are expected to achieve a reasonable rate of return over a market cycle. Emphasis will be placed on long-term performance versus short-term market aberrations. Factors to be considered in determining reasonable rates of return include performance achieved by a diverse cross section of other investment managers, performance of commonly used benchmarks (e.g., MSCI All-Country World Index, Barclays Long Credit Index), actuarial assumptions for return on plan investments and specific performance guidelines given to individual investment managers.

The asset allocations of the pension benefit plans’ assets at December 31 by asset category are as follows:

	Pension Plans
Asset Category	2019	2018
Global equities	32%	30%
Fixed income securities	54	58
Other (includes cash and cash equivalents and alternatives)	14	12
Total	100%	100%

The pension assets are stated at fair value. Refer to Note 14: Fair Value Measurements for a discussion of the framework used to measure fair value.

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

•

Level 2 assets at December 31, 2019 consist of thinly traded fixed income instruments of varying maturities representing corporate security investments. Level 2 assets at December 31, 2018 consist of collective investment trust funds, which are valued at their respective net asset value (NAV) and fully redeemable in the near-term. The NAV fair value practical expedient was not used as these investments have readily determinable fair value.

•	Investments in funds that may not be fully redeemed in the near-term are generally classified in Level 3. We had no Level 3 investments at December 31, 2019 or 2018.

Fair value measurements are as follows:

(in thousands)	December 31, 2019
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$6,671	$—	$6,671
Global equity securities[1]	127,688	—	127,688
Fixed income securities[5]	173,464	40,554	214,018
Alternatives[6]	50,091	—	50,091
Total	$357,914	$40,554	$398,468

(in thousands)	December 31, 2018
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$4,120	$—	$4,120
Domestic equity securities[2]	31,315	23,384	54,699
International equity securities[3]	—	21,848	21,848
Emerging markets[4]	6,909	21,225	28,134
Fixed income securities[5]	204,072	—	204,072
Alternatives[6]	—	38,412	38,412
Total	$246,416	$104,869	$351,285

[1]	Level 1 assets are international and domestic managed investments that track the MSCI All-Country World Index.
[2]

Level 1 assets are managed investments in the U.S., small/mid-cap equities that track the Russell 2500 Growth index or Russell 2500 Value index. Level 2 assets are collective investments, which are invested in U.S. large-cap equities that track the S&P 500.

[3]	Level 2 assets are collective investments in equity funds of developed markets outside of the United States and Canada that track the MSCI EAFE Value index or MSCI EAFE Growth index.
[4]

Level 1 assets are mutual funds which are invested in the common stock of companies located (or with primary operations) in emerging markets that track the MSCI Emerging Markets index. Level 2 assets are collective investments in the common stock of companies located (or with primary operations) in emerging markets that track the MSCI Emerging Markets index.

[5]

Level 1 assets are investments in a diversified portfolio of fixed income instruments of varying maturities representing corporates, U.S. treasuries, municipals and futures. Level 2 assets are thinly traded investments in a diversified portfolio of fixed income instruments of varying maturities representing mostly corporates securities.  Both Level 1 & Level 2 investments track the Bloomberg Barclay’s Long-term Credit Index.

[6]

Level 1 assets are long-term investment funds which are invested in tangible assets and real asset companies such as, infrastructure, natural resources and timber. Level 2 assets are collective investments in inflation-indexed bonds, securities of real estate companies, commodity index-linked notes, fixed income securities, foreign currencies, securities of natural resource companies, master limited partnerships, publicly listed infrastructure companies, floating-rate debt, securities of global agriculture companies and securities of global timber companies.

PLAN ACTIVITY

Pre-tax components of net periodic cost (benefit) recognized in our Consolidated Statements of Income were as follows for the years ended December 31:

	Pension Plans			OPEB
(in thousands)	2019	2018	2017	2019	2018	2017
Service cost	$7,767	$8,454	$6,753	$371	$341	$14
Interest cost	18,465	16,992	16,096	1,588	1,482	1,262
Expected return on plan assets	(22,190)	(20,035)	(18,406)	—	—	—
Amortization of prior service cost (credit)	211	186	288	(8,844)	(8,877)	(8,877)
Amortization of actuarial loss	13,497	16,589	14,484	1,012	1,311	1,537
Net periodic cost (benefit)	$17,750	$22,186	$19,215	$(5,873)	$(5,743)	$(6,064)

The amounts recorded in Accumulated Other Comprehensive Loss on our Consolidated Balance Sheets, that have not yet been recognized as components of net periodic benefit costs at December 31, net of tax, consist of:

	Pension Plans		OPEB
(in thousands)	2019	2018	2019	2018
Net loss	$116,780	$128,849	$12,437	$7,269
Prior service cost (credit)	248	404	(2,106)	(8,651)
Net amount recognized	$117,028	$129,253	$10,331	$(1,382)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $17.0 million and $0.1 million, respectively. The estimated net loss and prior service credit for OPEB obligations that will be amortized from accumulated other comprehensive loss into net periodic benefit over the next year are $1.7 million and $1.3 million, respectively.

EXPECTED FUNDING AND BENEFIT PAYMENTS

We are required to contribute $4.4 million to our qualified pension plans in 2020. Our non-qualified pension plan and other postretirement employee benefit plans are unfunded and benefit payments are paid from our general assets. We estimate that we will make non-qualified pension plan payments of $2.2 million and other postretirement employee benefit payments of $4.5 million in 2020, which are included below.

Estimated future benefit payments, which reflect expected future service are as follows for the years indicated:

(in thousands)	Pension Plans	OPEB
2020	$30,769	$4,548
2021	$30,756	$3,780
2022	$30,689	$3,595
2023	$30,589	$3,402
2024	$30,232	$3,148
2025–2029	$143,237	$12,966

ACTUARIAL ASSUMPTIONS

The weighted average assumptions used to determine the benefit obligation for non-Deltic plans as of December 31 were:

	Pension Plans		OPEB
	2019	2018	2019	2018
Discount rate	3.40%	4.40%	3.40%	4.40%
Rate of salaried compensation increase	3.00%	3.00%	—	—

The weighted average assumptions used for non-Deltic plans to determine the net periodic cost (benefit) for the years ended December 31 were:

	Pension Plans			OPEB
	2019	2018	2017	2019	2018	2017
Discount rate	4.40%	3.85%	4.40%	4.40%	3.65%	4.10%
Expected return on plan assets	6.25%	6.25%	6.50%	—	—	—
Rate of salaried compensation increase	3.00%	3.00%	3.00%	—	—	—

The weighted average assumptions used to determine the benefit obligation for Deltic plans as of December 31 were:

	Pension Plans		OPEB
	2019	2018	2019	2018
Discount rate	3.40%	4.40%	3.40%	4.40%
Rate of salaried compensation increase	4.00%	4.00%	—	—

The weighted average assumptions used for Deltic plans to determine the net periodic cost (benefit) for the years ended December 31 were:

	Pension Plans		OPEB
	2019	2018	2019	2018
Discount rate	4.40%	4.30%	4.40%	4.30%
Expected return on plan assets	6.25%	6.25%	—	—
Rate of salaried compensation increase	4.00%	4.00%	—	—

The discount rate used in the determination of pension and other postretirement employee benefit obligations was calculated using hypothetical bond portfolios to match the expected benefit payments under each of our pension plans and other postretirement employee benefit obligations based on bonds available at each year end with a rating of "AA" or better. The portfolios were well-diversified over corporate industrial, corporate financial, municipal, federal and foreign government issuers.

The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The expected rate of return assumption on all plans that will be used to determine net periodic cost for 2020 is 5.75%.

A decrease in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would increase net periodic cost. A 25 basis point decrease in the pension discount rate would increase net periodic cost by approximately $1.1 million in 2019 and increase the projected benefit obligation by approximately $13.6 million as of December 31, 2019. A 25 basis point decrease in the assumption for the expected return on plan assets would increase net periodic cost by approximately $0.9 million in 2019. The actual rates of return on plan assets may, and do, vary significantly from the assumption used. A 25 basis point decrease in the OPEB discount rate would be de minimis to the annual net periodic cost.

The assumed health care cost trend rate used to calculate other postretirement employee benefit obligations for non-Deltic plans and Deltic plans as of December 31, 2019 was 7.51% and 7.18%, respectively, for a certain group of participants under age 65 in our hourly plan and our Arkansas participants covered by a collective bargaining agreement, grading ratably to an assumption of 4.50% in 2038. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

A one percentage point change in the health care cost trend rates would have the following effects on our December 31, 2019 Consolidated Financial Statements:

(in thousands)	1% Increase	1% Decrease
Effect on total service cost plus interest cost	$165	$(126)
Effect on accumulated postretirement benefit obligation	$3,282	$(2,582)

NOTE 20. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables detail the changes in our Accumulated Other Comprehensive Loss (AOCL) on our Consolidated Balance Sheets for the years ended December 31, 2019 and 2018, net of tax.

		Pension Plans		OPEB
(in thousands)	Gains and losses on cash flow hedging	Actuarial Loss	Prior Service Cost	Actuarial Loss	Prior Service Credit	Total
Balance, December 31, 2017	$(705)	$100,165	$446	$7,491	$(12,546)	$94,851
Net loss (gain) arising during the period	3,062	17,268	—	(1,554)	—	18,776
Amounts reclassified from AOCL to earnings	(647)	(12,276)	(137)	(970)	6,569	(7,461)
Amounts reclassified from AOCL to accumulated deficit[1]	(150)	23,692	95	2,302	(2,674)	23,265
Balance, December 31, 2018	1,560	128,849	404	7,269	(8,651)	129,431
Net loss (gain) arising during the period	19,824	(2,081)	—	5,917	—	23,660
Amounts reclassified from AOCL to earnings	(1,384)	(9,988)	(156)	(749)	6,545	(5,732)
Balance, December 31, 2019	$20,000	$116,780	$248	$12,437	$(2,106)	$147,359

[1]

Reclassifications between AOCL and accumulated deficit during 2018 relate to certain tax effects of tax law changes on pension and other postretirement employee benefits and a cash flow hedge upon adoption of ASU 2018-02 during 2018.

See Note 15: Derivative Instruments and Note 19: Savings Plans, Pension and Other Postretirement Employee Benefits for additional information.

NOTE 21.  COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

In January 2007, the Environmental Protection Agency (EPA) notified us that we were a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Clean Water Act for cleanup at a site in northern Idaho known as Avery Landing, which we acquired in 1980 from the Milwaukee Railroad. The land we owned at the site and the adjacent properties were contaminated with petroleum as a result of the railroad’s operations at the site prior to 1980. Our remediation was completed in October 2013, and in 2016 the EPA confirmed that we had completed the required cleanup and subsequent monitoring of the property. Separately, in September 2015, the EPA sent us a letter asserting that the Department of Transportation (the current owner of a portion of the adjacent property remediated by the EPA) and the EPA had incurred $9.8 million in unreimbursed response costs associated with the site and that we were liable for such costs. We sold the land at Avery Landing in 2017. In April 2018, the United States District Court for the District of Idaho entered a Consent Decree negotiated by the parties releasing us and our affiliates from any further liability for past response costs incurred by the U.S. government in exchange for a final settlement payment of $6.0 million.

At any given time, we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position, operating results or net cash flow.

NOTE 22.  FINANCIAL RESULTS BY QUARTER (UNAUDITED)

The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter for the years ended December 31, 2019 and 2018, derived from our unaudited quarterly financial statements, with the total amounts for each year derived from our audited annual financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

	Year Ended December 31, 2019 (unaudited)
(in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$181,716	$215,581	$226,302	$203,499	$827,098
Operating income	$20,107	$24,956	$31,196	$20,024	$96,283
Net income	$6,560	$17,137	$20,565	$11,399	$55,661
Net income per share[1]
Basic	$0.10	$0.25	$0.30	$0.17	$0.82
Diluted	$0.10	$0.25	$0.30	$0.17	$0.82

	Year Ended December 31, 2018 (unaudited)
(in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$199,897	$268,233	$289,199	$217,250	$974,579
Operating income	$27,831	$69,417	$77,742	$9,964	$184,954
Net income	$14,597	$46,148	$60,336	$1,799	$122,880
Net income per share[1]
Basic	$0.29	$0.73	$0.96	$0.03	$2.03
Diluted	$0.29	$0.73	$0.93	$0.03	$1.99

[1]	Per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the total computed for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2019. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2019.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has audited the effectiveness of our internal controls over financial reporting as of December 31, 2019, as stated in their report which appears on the next page.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

PotlatchDeltic Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited PotlatchDeltic Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

February 19, 2020

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings "Board of Directors" and "Corporate Governance" from our definitive Proxy Statement to be filed with the SEC on or about March 31, 2020.

Our Corporate Conduct and Ethics Code, which is applicable to all directors, officers and employees, can be found on our website at www.PotlatchDeltic.com. We post any amendments to or waivers from our Corporate Conduct and Ethics Code on our website.

ITEM 11.  EXECUTIVE COMPENSATION

Information set forth under the headings "Report of the Executive Compensation and Personnel Policies Committee," "Compensation Discussion and Analysis," "Executive Compensation Tables," “CEO Pay Ratio,” "Compensation of Non-Employee Directors" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be filed with the SEC on or about March 31, 2020, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading "Security Ownership" in our definitive Proxy Statement to be filed with the SEC on or about March 31, 2020, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is to be included under the heading "Corporate Governance - Transactions with Related Persons" in our definitive Proxy Statement to be filed with the SEC on or about March 31, 2020, and is incorporated herein by reference.

The information required by this item regarding director independence is to be included under the headings "Board of Directors" and "Corporate Governance - Director Independence" in our definitive Proxy Statement to be filed with the SEC on or about March 31, 2020, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is to be included under the heading "Audit Committee Report - Fees Paid to Independent Registered Public Accounting Firm in 2019 and 2018" in our definitive Proxy Statement to be filed with the SEC on or about March 31, 2020, and is incorporated herein by reference.

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

(3)(a)(i)*	Third Restated Certificate of Incorporation of the Registrant, effective February 20, 2018, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	See Exhibits (3)(a) and (3)(b). The Registrant also undertakes to furnish to the SEC, upon request, any instrument defining the rights of holders of long-term debt.

(4)(a)*	Description of Registrant’s Securities (filed herewith).

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

EXHIBIT NUMBER	DESCRIPTION

(10)(c)[1]*

PotlatchDeltic Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original PotlatchDeltic for the quarter ended June 30, 2005.

(10)(c)(i)[1]*

Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(c), filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original PotlatchDeltic for the fiscal year ended December 31, 2003. (SEC File No. 001-5313)

(10)(c)(ii)[1]*	Amendment, effective as of December 5, 2008, to Plan described in Exhibit (10)(c), filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(d)[1]*

PotlatchDeltic Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original PotlatchDeltic for the quarter ended June 30, 2005.

(10)(e)[1]*

PotlatchDeltic Corporation Deferred Compensation Plan II for Directors, as amended and restated effective May 8, 2014, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 13, 2014, as amended on September 9, 2016.

(10)(e)(i)[1]*	First Amendment to the PotlatchDeltic Corporation Deferred Compensation Plan for Directors II, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 7, 2017.

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

(10)(h)(i)[1]*

PotlatchDeltic Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

(10)(h)(ii)[1]*

Form of Restricted Stock Unit Agreement (2005 Stock Incentive Plan), as amended and restated May 19, 2006, to be used for restricted stock unit awards to be granted subsequent to May 19, 2006, filed as Exhibit (10)(r)(i) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006.

(10)(i)[1]*	PotlatchDeltic Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.C to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2014.

(10)(i)(i)[1]*

PotlatchDeltic Corporation Restricted Stock Unit Award Notice and Agreement (Directors) 2014 Long-Term Incentive Plan, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 7, 2017.

(10)(i)(ii)[1]*	Form of 2014 RSU Award Notice and Award Agreement (2014 Long-Term Incentive Plan) filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

(10)(i)(iii)[1]*	Form of 2015 RSU Award Notice and Agreement (2014 Long-Term Incentive Plan) filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 18, 2015.

EXHIBIT NUMBER	DESCRIPTION

(10)(i)(iv)[1]*	Form of 2019 Performance Share Award Notice and Agreement (2014 Long-Term Incentive Plan), filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

(10)(i)(v)[1]*	Form of 2019 RSU Award Notice and Agreement (2014 Long-term Incentive Plan) filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

(10)(j)	PotlatchDeltic Corporation 2019 Long-Term Incentive Plan filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

(10)(j)(i) [1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan RSU Award Notice (Employee) as filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

(10)(j)(ii) [1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan RSU Award Agreement as filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

(10)(j)(iii) [1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Award Notice as filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

(10)(j)(iv) [1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Agreement as filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

(10)(j)(v) [1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Award Director RSU Notice and Agreement as filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

(10)(k)[1]*

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

(10)(o)(i)*

First amendment to Second Amended and Restated Term Loan Agreement and Incremental Term Loan Agreement dated January 30, 2019, by and among the Registrant and its wholly-owned subsidiaries as borrowers and Northwest Farm Credit Services, PCA, as Administrative Agent, the Guarantors party thereto, and the Lenders party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 5, 2019.

(10)(o)(ii)*

Second amendment to Second Amended and Restated Term Loan Agreement and Incremental Term Loan Agreement dated December 2, 2019, by and among the Registrant and its wholly-owned subsidiaries as borrowers and Northwest Farm Credit Services, PCA, as Administrative Agent, the Guarantors party thereto, and the Lenders party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Registrant on December 10, 2019.

(10)(p)*

Loan Agreement dated August 1, 2016 by and among Nez Perce County, Idaho, PotlatchDeltic Corporation, PotlatchDeltic Forest Holdings, Inc., PotlatchDeltic Lake States Timberlands, LLC, PotlatchDeltic Land and Lumber, LLC, Minnesota Timberlands, LLC and PotlatchDeltic Timberlands, LLC, filed as Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on August 19, 2016.

(10)(q)*

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

(10)(r)*

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

(101)

The following financial information from PotlatchDeltic Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Balance Sheets at December 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements.

EXHIBIT NUMBER	DESCRIPTION

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Incorporated by reference.
[1]	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCHDELTIC CORPORATION (Registrant)

By	/s/ MICHAEL J. COVEY
Michael J. Covey
Chairman of the Board and Chief Executive Officer

Date: February 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2020, by the following persons on behalf of the registrant in the capacities indicated.

/s/ MICHAEL J. COVEY	Director, Chairman of the Board and Chief Executive Officer
Michael J. Covey	(Principal Executive Officer)
/s/ ERIC J. CREMERS	Director, President and Chief Operating Officer
Eric J. Cremers
/s/ JERALD W. RICHARDS	Vice President and Chief Financial Officer
Jerald W. Richards
/s/ WAYNE WASECHEK	Controller (Principal Accounting Officer)
Wayne Wasechek
*	Director
Linda M. Breard
*	Director
William L. Driscoll
*	Director
Christoph Keller, III
*	Director
D. Mark Leland
*	Director
Charles P. Grenier
*	Director
Lawrence S. Peiros
*	Director
R. Hunter Pierson

*	Director
Gregory L. Quesnel
*	Director
Lenore M. Sullivan

*By	/s/ MICHELE L. TYLER
Michele L. Tyler
(Attorney-in-fact)