Form 10-Q
period 2020-03-31
POTLATCHDELTIC CORP
filed 2020-05-01
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of April 28, 2020 was 66,951,628.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Revenues	$208,880	$181,716
Costs and expenses:
Cost of goods sold	172,046	154,215
Selling, general and administrative expenses	14,207	16,570
Gain on sale of facility	—	(9,176)
	186,253	161,609
Operating income	22,627	20,107
Interest expense, net	(3,698)	(5,464)
Loss on extinguishment of debt	—	(5,512)
Pension settlement charge	(42,988)	—
Non-operating pension and other postretirement employee benefit costs	(3,635)	(980)
(Loss) income before income taxes	(27,694)	8,151
Income taxes	10,862	(1,591)
Net (loss) income	$(16,832)	$6,560

Net (loss) income per share:
Basic	$(0.25)	$0.10
Diluted	$(0.25)	$0.10
Dividends per share	$0.40	$0.40
Weighted-average shares outstanding:
Basic	67,478	67,860
Diluted	67,478	67,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net (loss) income	$(16,832)	$6,560
Other comprehensive (loss) income, net of tax:
Pension and other postretirement employee benefits:
Net loss arising during the period, net of tax benefit of $6,817 and $0	(19,402)	—
Effect of pension settlement, net of tax benefit of $11,177 and $0	31,811	—
Amortization of prior service credit included in net (loss) income, net of tax benefit of $76 and $561	(215)	(1,597)
Amortization of actuarial loss included in net (loss) income, net of tax expense of $1,189 and $971	3,384	2,763
Cash flow hedges, net of tax benefit of $1,810 and $364	(38,525)	(8,513)
Other comprehensive loss, net of tax	(22,947)	(7,347)
Comprehensive loss	$(39,779)	$(787)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$79,484	$83,310
Customer receivables, net	23,356	14,167
Inventories, net	55,707	65,781
Other current assets	15,626	20,183
Total current assets	174,173	183,441
Property, plant and equipment, net	286,881	286,383
Investment in real estate held for development and sale	72,582	74,233
Timber and timberlands, net	1,630,496	1,638,663
Intangible assets, net	16,854	17,049
Other long-term assets	31,896	35,290
Total assets	$2,212,882	$2,235,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$61,395	$60,577
Current portion of long-term debt	45,981	45,974
Current portion of pension and other postretirement employee benefits	6,701	6,701
Total current liabilities	114,077	113,252
Long-term debt	710,748	710,495
Pension and other postretirement employee benefits	141,921	115,463
Deferred tax liabilities, net	11,445	20,165
Other long-term obligations	85,077	48,853
Total liabilities	1,063,268	1,008,228
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued and outstanding 66,951 and 67,221 shares	66,951	67,221
Additional paid-in capital	1,668,122	1,666,299
Accumulated deficit	(415,153)	(359,330)
Accumulated other comprehensive loss	(170,306)	(147,359)
Total stockholders’ equity	1,149,614	1,226,831
Total liabilities and stockholders' equity	$2,212,882	$2,235,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(16,832)	$6,560
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	19,044	16,274
Basis of real estate sold	6,498	1,556
Gain on sale of facility	—	(9,176)
Loss on extinguishment of debt	—	5,512
Change in deferred taxes	(12,383)	(16,099)
Pension and other postretirement employee benefits	6,068	3,106
Pension settlement charge	42,988	—
Equity-based compensation expense	1,885	1,617
Other, net	237	(786)
Change in working capital and operating-related activities, net	2,557	13,983
Real estate development expenditures	(378)	(1,766)
Funding of pension and other postretirement employee benefits	(1,546)	(1,714)
Net cash provided by operating activities	48,138	19,067

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(5,039)	(3,760)
Timberlands reforestation and roads	(4,310)	(4,242)
Acquisition of timber and timberlands	(4,190)	—
Proceeds on sale of facility	1,000	60,045
Other, net	1,505	130
Net cash (used in) provided by investing activities	(11,034)	52,173

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(26,941)	(27,065)
Repurchase of common stock	(12,355)	(10,158)
Proceeds from issue of long-term debt	—	150,000
Repayment of long-term debt	—	(150,000)
Premiums and fees on debt retirement	—	(4,865)
Other, net	(242)	(213)
Net cash used in financing activities	(39,538)	(42,301)
Change in cash, cash equivalents and restricted cash	(2,434)	28,939
Cash, cash equivalents and restricted cash at beginning of period	84,254	79,441
Cash, cash equivalents and restricted cash at end of period	$81,820	$108,380

NONCASH INVESTING AND FINANCING ACTIVITIES
Long-term debt assumed by buyer in sale of facility	$—	$29,000
Accrued property, plant and equipment additions	$1,380	$2,590
Accrued timberlands reforestation and roads	$260	$17

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2020	March 31, 2019
Cash and cash equivalents	$79,484	$104,787
Restricted cash included in other short-term and long-term assets[1]	2,336	3,593
Total cash, cash equivalents, and restricted cash	$81,820	$108,380

[1]	Amounts included in restricted cash represent proceeds held by a qualified intermediary that are intended to be reinvested in timber and timberlands.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2019	67,221	$67,221	$1,666,299	$(359,330)	$(147,359)	$1,226,831
Net loss	—	—	—	(16,832)	—	(16,832)
Shares issued for stock compensation	131	131	(131)	—	—	—
Equity-based compensation expense	—	—	1,885	—	—	1,885
Pension plans and OPEB obligations	—	—	—	—	15,578	15,578
Cash flow hedges	—	—	—	—	(38,525)	(38,525)
Common dividends, $0.40 per share	—	—	—	(26,941)	—	(26,941)
Repurchase of common stock	(401)	(401)	—	(11,954)	—	(12,355)
Other transactions, net	—	—	69	(96)	—	(27)
Balance, March 31, 2020	66,951	$66,951	$1,668,122	$(415,153)	$(170,306)	$1,149,614

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2018	67,570	$67,570	$1,659,031	$(282,391)	$(129,431)	$1,314,779
Net income	—	—	—	6,560	—	6,560
Shares issued for stock compensation	297	297	(297)	—	—	—
Equity-based compensation expense	—	—	1,617	—	—	1,617
Pension plans and OPEB obligations	—	—	—	—	1,166	1,166
Cash flow hedges	—	—	—	—	(8,513)	(8,513)
Common dividends, $0.40 per share	—	—	—	(27,065)	—	(27,065)
Repurchase of common stock	(279)	(279)	—	(9,879)	—	(10,158)
Other transactions, net	—	—	99	(99)	—	—
Balance, March 31, 2019	67,588	$67,588	$1,660,450	$(312,874)	$(136,778)	$1,278,386

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

The accompanying unaudited Condensed Consolidated Financial Statements provide an overall view of our results and financial condition and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain disclosures normally provided in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 19, 2020. Results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the full year.

Commitments and Contingencies

At any given time, we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Recently Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. Additionally, ASU 2018-15 clarifies that all capitalized costs must be presented in the same financial statement line item as the cloud computing arrangement. The standard was effective, on either a prospective or retrospective basis, for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The prospective adoption of this standard on January 1, 2020 did not have a material impact our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 was effective for fiscal years ending after December 15, 2020, including interim periods within those years and requires retrospective adoption; early adoption is permitted. The adoption of this standard on January 1, 2020 did not have a material impact on our defined benefit pension plan and other postretirement plan disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements related to fair value measurements including (i) requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements; and (ii) a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The adoption of this standard on January 1, 2020 did not have a material impact on our fair value measurement disclosures.

New Accounting Standards Being Evaluated

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients and exceptions to US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting impacts related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. Companies can apply the ASU immediately. Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed. We are currently evaluating the impact this guidance may have on our Condensed Consolidated Financial Statements and related disclosures.

NOTE 3. SALE OF DELTIC MDF FACILITY

On December 20, 2018, we entered into an Asset Purchase and Sale Agreement (the Agreement) with Roseburg Forest Products Co. to sell the Deltic MDF facility for $92.0 million, consisting of $63.0 million in cash and assumption of $29.0 million of revenue bonds. The purchase price was subject to post-closing adjustments for certain changes in working capital as defined in the Agreement. The transaction closed on February 12, 2019 resulting in a $9.2 million pre-tax gain on sale. Net proceeds received in February 2019 after closing costs and other expenses were $60.0 million. The net proceeds were reduced by $1.2 million during the second quarter of 2019 following the finalization of the post-closing working capital adjustments. A portion of the purchase price was escrowed pending satisfaction of certain covenants as outlined in the Agreement. These funds were fully released to us during the three months ended March 31, 2020. In addition, we had a carryover tax basis in the facility from the Deltic merger, and as a result, we recorded a reduction to deferred tax liabilities and increase to income taxes payable of $15.8 million at the date of sale. The sale of the MDF facility was not considered a strategic shift that has or will have a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

NOTE 4. REVENUE RECOGNITION

The following table represents our revenues by major product. For additional information regarding our segments, see Note 5: Segment Information.

	Three Months Ended March 31,
(in thousands)	2020	2019
Timberlands
Northern region
Sawlogs	$41,407	$32,499
Pulpwood	1,435	2,061
Stumpage	316	106
Other	303	211
Total Northern revenues	43,461	34,877

Southern region
Sawlogs	23,939	18,437
Pulpwood	11,201	11,811
Stumpage	829	322
Other	2,995	2,711
Total Southern revenues	38,964	33,281

Total Timberlands revenues	82,425	68,158

Wood Products
Lumber	111,939	90,505
Residuals and Panels	33,061	41,801
Total Wood Products revenues	145,000	132,306

Real Estate
Rural real estate	7,292	4,219
Development real estate	2,292	673
Other	1,385	1,272
Total Real Estate revenues	10,969	6,164

Total Segment Revenues	238,394	206,628
Intersegment Timberlands revenues[1]	(29,514)	(24,912)
Total consolidated revenues	$208,880	$181,716

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

Contract Balances

In general, a customer receivable is recorded as we deliver wood products, logs and residuals. We generally receive payment shortly after products have been received by our customers. At March 31, 2020 and December 31, 2019, we recorded $4.8 million and $5.5 million, respectively, for contract liabilities recorded as deferred revenue. These contract liabilities predominately relate to hunting and other access rights on our timberlands and member related activities at the Chenal Country Club. These contract liabilities are recognized over the term of the contracts, which is typically twelve months or less, except membership initiation fees at the country club which typically are recognized up to 10 years. Other contract asset and liability balances, such as prepayments, are immaterial. For real estate sales, we typically receive the entire consideration in cash at closing.

NOTE 5. SEGMENT INFORMATION

Our businesses are organized into three reportable operating segments: Timberlands, Wood Products and Real Estate.  The Timberlands segment includes planting and harvesting trees and building and maintaining roads. The Timberlands segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights contracts, oil and gas royalties and carbon sequestration. The Wood Products segment manufactures and markets lumber and plywood. The Real Estate segment includes the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives, master planned community development and a country club.

The reportable segments follow the same accounting policies used for our Condensed Consolidated Financial Statements, with the exception of the valuation of inventories which are reported using the average cost method for purposes of reporting segment results.

Management primarily evaluates the performance of its segments and allocates resources to them based upon Adjusted EBITDDA. EBITDDA is calculated as net (loss) income before interest expense, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses. Management uses Adjusted EBITDDA to compare the operating performance of our segments on a consistent basis and to evaluate the performance and effectiveness of each segment’s operational strategies. Our calculation of Adjusted EBITDDA may not be comparable to that reported by other companies.

The following table summarizes information for each of the company’s reportable segments and includes a reconciliation of Total Adjusted EBITDDA to (loss) income before income taxes. Corporate information is included to reconcile segment data to the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenues:
Timberlands	$82,425	$68,158
Wood Products	145,000	132,306
Real Estate	10,969	6,164
	238,394	206,628
Intersegment Timberlands revenues[1]	(29,514)	(24,912)
Consolidated revenues	$208,880	$181,716

Adjusted EBITDDA:
Timberlands	$34,982	$26,850
Wood Products	13,229	7,226
Real Estate	7,340	2,703
Corporate	(8,672)	(10,654)
Eliminations and adjustments	692	2,127
Total Adjusted EBITDDA	47,571	28,252
Basis of real estate sold	(6,498)	(1,556)
Depreciation, depletion and amortization	(18,638)	(15,797)
Interest expense, net[2]	(3,698)	(5,464)
Loss on extinguishment of debt	—	(5,512)
Pension settlement charge	(42,988)	—
Non-operating pension and other postretirement employee benefits	(3,635)	(980)
Gain on disposal of fixed assets	192	32
Gain on sale of facility	—	9,176
(Loss) income before income taxes	$(27,694)	$8,151

Depreciation, depletion and amortization:
Timberlands	$12,591	$10,265
Wood Products	5,630	5,042
Real Estate	160	209
Corporate	257	281
	18,638	15,797
Bond discounts and deferred loan fees[2]	406	477
Total depreciation, depletion and amortization	$19,044	$16,274

Basis of real estate sold:
Real Estate	$6,504	$1,588
Eliminations and adjustments	(6)	(32)
Total basis of real estate sold	$6,498	$1,556

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.
[2]	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

NOTE 6. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Net (loss) income	$(16,832)	$6,560

Basic weighted-average shares outstanding	67,478	67,860
Incremental shares due to:
Performance shares	—	36
Restricted stock units	—	20
Diluted weighted-average shares outstanding	67,478	67,916

Basic net (loss) income per share	$(0.25)	$0.10
Diluted net (loss) income per share	$(0.25)	$0.10

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

For the three months ended March 31, 2020 and 2019, there were approximately 317,000 and 90,000 stock-based awards that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

Share Repurchase Program

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). During the three months ended March 31, 2020 and 2019, we repurchased 400,917 and 278,947 shares of common stock (at a total consideration of $12.4 million and $10.2 million), respectively, under the 2018 Repurchase Program. All common stock purchases under the 2018 Repurchase Program were made in open-market transactions. At March 31, 2020, we had remaining authorization of $62.5 million for future stock repurchases under the 2018 Repurchase Program.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. There were no unsettled repurchases as of March 31, 2020. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 7. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	March 31, 2020	December 31, 2019
Logs	$24,906	$33,313
Lumber, panels and veneer	29,338	31,639
Materials and supplies	13,465	12,831
Total inventories	67,709	77,783
Less: LIFO reserve	(12,002)	(12,002)
Total inventories, net	$55,707	$65,781

Property, plant and equipment

(in thousands)	March 31, 2020	December 31, 2019
Property, plant and equipment	$503,753	$498,113
Less: accumulated depreciation	(216,872)	(211,730)
Total property, plant and equipment, net	$286,881	$286,383

Timber and timberlands

(in thousands)	March 31, 2020	December 31, 2019
Timber and timberlands	$1,547,657	$1,554,882
Logging roads	82,839	83,781
Total timber and timberlands, net	$1,630,496	$1,638,663

Accounts payable and accrued liabilities

(in thousands)	March 31, 2020	December 31, 2019
Accrued payroll and benefits	$16,080	$12,920
Accounts payable	11,382	12,734
Accrued interest	5,488	6,946
Accrued taxes	8,620	6,638
Deferred revenue	4,758	5,514
Operating lease liabilities	4,885	4,998
Other current liabilities	10,182	10,827
Total accounts payable and accrued liabilities	$61,395	$60,577

NOTE 8. DEBT

At March 31, 2020, our total outstanding long-term debt included $693.5 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender, of which $46.0 million matures in December 2020. Certain borrowings under the Amended Term Loan Agreement are at variable rates of one or three-month LIBOR plus a spread between 1.85% and 2.15%. We have entered into interest rate swaps for these variable rate term loans to fix the interest rate. See Note: 9 Derivative Instruments for additional information.

At March 31, 2020 there were no borrowings under our $380.0 million revolving line of credit and approximately $1.0 million of our revolving line of credit was utilized for outstanding letters of credit. As provided in the revolving line of credit agreement, borrowings may be increased by up to an additional $420.0 million. The revolving line of credit agreement also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. We may utilize borrowings under the credit facility to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

We were in compliance with all debt and credit agreement covenants at March 31, 2020.

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

At March 31, 2020, we have six interest rate swaps associated with $397.5 million of term loan debt. The cash flow hedges convert variable rates ranging from three-month and one-month LIBOR plus 1.85% to 2.15%, to fixed rates ranging from 3.17% to 4.82%. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedges.

In March 2020, we entered into $653.5 million of forward starting interest rate swaps. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on future debt refinancing. We entered into these forward starting interest rate swaps in order to lock in fixed rates on our anticipated future refinancing of $653.5 million of term loan debt maturing December 2020 through January 2029. The fixed interest rates for these forward swaps range from 0.85% to 1.17%. The variable rate component on these forward interest rate swaps is one-month LIBOR. Accordingly, the forward rate swaps were designated as cash flow hedges. In addition, these cash flow hedges require settlement on the stated maturity date for each respective term loan currently outstanding.

The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	March 31, 2020	December 31, 2019	Location	March 31, 2020	December 31, 2019
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, current[1]	$—	$—	Accounts payable and accrued liabilities[1]	$1,368	$—
Interest rate contracts	Other assets, non-current	—	1,601	Other long-term obligations	59,764	22,398
		$—	$1,601		$61,132	$22,398

[1]	Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on our Condensed Consolidated Statements of Operations:

		Three Months Ended March 31,
(in thousands)	Location	2020	2019
Derivatives designated in fair value hedging relationships:
Interest rate contracts
Realized loss on interest rate contracts[1]	Interest expense	$—	$(18)
Loss on hedged debt basis adjustment included in debt extinguishment		—	(165)
		$—	$(183)
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Loss recognized in other comprehensive loss, net of tax		$(39,363)	$(8,594)
Loss reclassified from accumulated other comprehensive loss[1]	Interest expense	$(838)	$(81)

Interest expense, net		$3,698	$5,464

1Realized loss on hedging instruments consist of net cash settlements and interest accruals on interest rate swaps during the periods.

At March 31, 2020, approximately $8.3 million of net losses are expected to be reclassified into earnings over the next 12 months. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the market LIBOR rate at the time of cash settlement.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	March 31, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$—	$—	$1,601	$1,601
Derivative liabilities related to interest rate swaps (Level 2)	$(61,132)	$(61,132)	$(22,398)	$(22,398)

Long-term debt, including current portion (Level 2):
Term loans	$(689,982)	$(715,596)	$(689,820)	$(703,437)
Revenue bonds	(65,735)	(63,513)	(65,735)	(68,200)
Medium-term notes	(3,000)	(3,563)	(3,000)	(3,480)
Total long-term debt[1]	$(758,717)	$(782,672)	$(758,555)	$(775,117)

Company owned life insurance asset (COLI) (Level 3)	$3,014	$3,014	$4,157	$4,157

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

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

We believe that our other financial instruments, including cash and cash equivalents, receivables and payables have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to the short-term nature of these instruments.

NOTE 11. EQUITY-BASED COMPENSATION

At March 31, 2020, approximately 1.2 million shares are available for future use under our long-term incentive plan.

Share-based compensation activity during the three months ended March 31, 2020 included the following:

(Shares in thousands)	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	125,001	—	—
Restricted Stock Units (RSUs)	41,664	—	—

Approximately 0.1 million shares of common stock were issued during the three months ended March 31, 2020 as a result of PSA and RSU vesting during 2019.

The following table details equity-based compensation expense and the related income tax benefit:

	Three Months Ended March 31,
(in thousands)	2020	2019
Equity-based compensation expense:
Performance share awards	$1,158	$1,044
Restricted stock units	708	557
Deferred compensation stock equivalent units expense	19	16
Total equity-based compensation expense	$1,885	$1,617

Total tax benefit recognized for equity-based expense	$83	$72

Performance Share Awards

PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. The performance measures are based on the percentile ranking of our total shareholder return relative to the total shareholder return performance of both a selected peer group of companies and a larger group of indexed companies over the three-year performance period. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive dividend equivalents in the form of additional shares at the time of payment equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. Therefore, the shares are not considered participating securities. The fair value of performance shares granted in 2020 was $45.04 per share.

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards in 2020:

Stock price as of valuation date	$42.16
Risk-free rate	1.42%
Expected volatility	25.74%
Expected dividend yield (assuming full reinvestment)	—
Expected term (years)	3.00

Restricted Stock Units

RSU awards accrue dividend equivalents based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. Therefore, the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years and the terms of certain awards follow a vesting schedule within the given time period. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The weighted average fair value of all RSUs granted during the three months ended March 31, 2020 was $42.16.

NOTE 12. INCOME TAXES

As a real estate investment trust (REIT), we generally are not subject to federal and state corporate income taxes on income of the REIT that we distribute to our shareholders. We conduct certain activities through our taxable REIT subsidiaries (TRS), which are subject to corporate level federal and state income taxes. These taxable activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to income or loss of the TRS, as well as permanent book versus tax differences. During the three months ended March 31, 2020 we recorded an income tax benefit of approximately $11.2 million associated with the $43.0 million pension settlement charge. Additionally, we recorded an increase in deferred tax assets of $6.8 million associated with the $26.2 million remeasurement of our pension plan obligations. See Note 14: Pension and Other Postretirement Employee Benefits for further details. During the three months ended March 31, 2019 we recorded a reduction to deferred tax liabilities and an increase to income taxes payable of $15.8 million related to the sale of the Deltic MDF facility. See Note 3: Sale of Deltic MDF Facility for further details.

NOTE 13. LEASES

We lease certain equipment, office space and land. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Other long-term assets	$14,475	$15,772
Finance lease assets[1]	Property, plant and equipment, net	3,673	2,360
Total lease assets		$18,148	$18,132

Liabilities
Current
Operating lease liabilities	Accounts payable and accrued liabilities	$4,885	$4,998
Finance lease liabilities	Accounts payable and accrued liabilities	972	644
Noncurrent
Operating lease liabilities	Other long-term obligations	9,569	10,775
Finance lease liabilities	Other long-term obligations	2,676	1,703
Total lease liabilities		$18,102	$18,120

1     Finance lease assets are presented net of accumulated amortization of $0.5 million and $0.3 million as of March 31, 2020 and December 31, 2019, respectively.

The following table presents the components of lease expense:

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating lease costs[1]	$1,425	$1,410
Finance lease costs
Amortization of leased assets	213	21
Interest on lease liabilities	27	5
Net lease costs	$1,665	$1,436

1     Excludes short-term leases and variable lease costs, which are immaterial

The following tables presents supplemental cash flow information related to leases:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,506	$1,522
Operating cash flows for finance leases	$27	$5
Financing cash flows for finance leases	$215	$27
Leased assets exchanged for new lease liabilities
Operating leases	$38	$268
Finance leases	$1,517	$508

NOTE 14. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

In February 2020 we purchased a group annuity contract from an insurance company to transfer $101.1 million of our outstanding pension benefit obligation related to our qualified pension plans to the insurance company. This transaction was funded with plan assets. As a result of the transaction, the insurance company assumed responsibility for annuity administration and benefit payments to select retirees, with no change to their monthly retirement benefit payment amounts. In connection with this transaction we recorded a non-cash pretax settlement charge of $43.0 million during the three months ended March 31, 2020 in non-operating expense, net, accelerating the recognition of actuarial losses included in accumulated other comprehensive loss that would have been recognized in future periods.

The settlement triggered a remeasurement of plan assets and liabilities. We updated the discount rate used to measure our projected benefit obligation for the qualified pension plans as of February 29, 2020 and to calculate the related net periodic benefit cost for the remainder of 2020 to 2.95% from 3.40%. All other pension assumptions remain unchanged. The net effect of the remeasurement was a reduction in the funded status of our qualified pension plans of approximately $26.2 million, primarily driven by the decrease in the discount rate.

The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended March 31,
	Pension		OPEB
(in thousands)	2020	2019	2020	2019
Service cost	$2,290	$2,021	$143	$105
Interest cost	3,564	4,539	375	419
Expected return on plan assets	(4,586)	(5,554)	—	—
Amortization of prior service cost (credit)	28	53	(319)	(2,211)
Amortization of actuarial loss	4,154	3,427	419	307
Net periodic cost (benefit) before pension settlement charge	5,450	4,486	618	(1,380)
Pension settlement charge	42,988	—	—	—
Total net periodic cost (benefit)	$48,438	$4,486	$618	$(1,380)

During the three months ended March 31, 2020 and 2019, funding of pension and other postretirement employee benefit plans was $1.5 million and $1.7 million, respectively. Further, as allowed under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) passed in March 2020, we will defer approximately $4.4 million of required 2020 contributions for our qualified pension plans until 2021.

NOTE 15. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

During 2020, changes in amounts included in our accumulated other comprehensive loss (AOCL) by component on our Condensed Consolidated Balance Sheets, net of tax, are:

	Three Months Ended March 31,
(in thousands)	2020	2019
Pension Plans
Balance at beginning of period	$117,028	$129,253
Net loss arising during the period	19,402	—
Effect of pension settlement	(31,811)	—
Amounts reclassified from AOCL to earnings	(3,095)	(2,575)
Balance at end of period	$101,524	$126,678
Other Postretirement Benefit Plans
Balance at beginning of period	$10,331	$(1,382)
Amounts reclassified from AOCL to earnings	(74)	1,409
Balance at end of period	$10,257	$27
Cash Flow Hedges
Balance at beginning of period	$20,000	$1,560
Net loss arising during the period	39,363	8,594
Amounts reclassified from AOCL to earnings	(838)	(81)
Balance at end of period	$58,525	$10,073
Accumulated other comprehensive loss, end of period	$170,306	$136,778

See Note 14: Pension and Other Postretirement Employee Benefits and Note 9: Derivative Instruments for additional information.

NOTE 16. SUBSEQUENT EVENT

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and all states and several municipalities have declared public health emergencies. For the first quarter of 2020 each of our business segments produced strong results, however the COVID-19 pandemic has introduced significant economic and business uncertainty, along with volatile financial market conditions.

Our Timberlands and Wood Products businesses have been deemed an essential business in states that have issued stay-at-home orders and as such, we plan to continue to operate each of our businesses at full capacity where market conditions allow while maintaining the health and safety of our employees, contractors, suppliers and customers. In our Wood Products segment, our industrial grade plywood product line has been more adversely impacted. As a result of decreased demand, we temporarily suspended operations at our St. Maries, Idaho industrial plywood facility beginning April 20, 2020. We will re-start our plywood facility when we have received enough orders to justify re-opening the facility, which we estimate to be sometime in May 2020.  Further, we expect the economic impacts from COVID-19 to negatively impact our Chenal Valley real estate development.

Additionally, we anticipate our current cash balances, cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. At March 31, 2020 we had approximately $79.5 million in cash and cash equivalents and availability of $379.0 million on our revolving line of credit. As the impact of COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. In the event of a sustained market deterioration, we may be required to assess liquidity options available to us, including accessing our revolving line of credit, reassessing our capital allocation strategy including the funding of our quarterly dividend, or take appropriate actions such as only proceeding with operating and capital spending that is critical.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expected impacts of COVID-19 on our business and our ability to continue operations during the pandemic, fair value of hedging instruments and swaps, expected return on pension assets, recognition of compensation costs relating to our performance share awards and RSUs, required contributions to pension plans, expected amortization of unrecognized compensation cost of performance share awards and RSUs, amount of net losses on cash flow hedges expected to be reclassified into earnings in the next 12 months, expected tax payments and deferrals, anticipated share repurchases and dividend payments, potential uses of our credit facility, the U.S. housing market, home repair and remodeling activity, the lumber and log markets, expected harvest volumes, expected lumber shipments, expected rural real estate and residential real estate development sales, sufficiency of cash to meet operating requirements, 2020 capital expenditures and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	changes in the United States and international economies;
•	changes in interest rates and discount rates;
•	credit availability including homebuyers’ ability to qualify for mortgages;
•	availability of labor and developable land;
•	changes in the level of residential and commercial construction and remodeling activity;
•	changes in tariffs, quotas and trade agreements involving wood products;
•	changes in demand for our products and real estate;
•	changes in production and production capacity in the forest products industry;
•	competitive pricing pressures for our products;
•	unanticipated manufacturing disruptions;
•	weather;
•	changes in principle expenses;
•	impact of the recent coronavirus (COVID-19) outbreak on our business, suppliers, consumers, customers and employees; and
•	disruptions or inefficiencies in our supply chain and/or operations

For a discussion of some of the factors that may affect our business, results and prospects and a nonexclusive listing of forward-looking statements, refer to Cautionary Statement Regarding Forward-Looking Information on page 1 and Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Risk Factors in Part II, Item 1A in this Form 10-Q.

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

Our business is organized into three business segments: Timberlands, Wood Products and Real Estate. Our Timberlands segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and typically represent a sizeable portion of the Timberlands segment’s total revenues. Our other segments generally do not generate intersegment revenues. In the discussion of our consolidated results of operations, our revenues and expenses are reported after elimination of intersegment revenues and expenses. In the business segment discussions, each segment’s revenues and expenses, as applicable, are presented before elimination of intersegment revenues and expenses.

The operating results of our Timberlands, Wood Products and Real Estate business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, tariffs, quotas and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber prices, weather conditions, disruptions or inefficiencies in our supply chain including the availability of transportation, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions, impact of pandemics and other factors.

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

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and all states and several municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the U.S., including quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

For the first quarter of 2020, each of our business segments produced strong results; however, the COVID-19 pandemic has introduced significant economic and business uncertainty, along with volatile financial market conditions. Our Timberlands and Wood Products businesses have been deemed an essential business in states that have issued stay-at-home orders and as such, we plan to continue to operate each of our businesses at full capacity where market conditions allow while maintaining the health and safety of our employees, contractors, suppliers and customers. We have introduced measures to protect the health and well-being of these groups. Such measures include encouraging office employees to work remotely where their duties allow, restricting travel and group meetings, increasing the frequency of cleaning and disinfecting, screening visitors and vendors at our locations, and enabling physical distancing where it is practicable. We have plans and provisions in place in the event we have COVID-19 exposure in the workplace. Although we have not had to do so to date, we may be required to temporarily shut down certain operations for additional cleaning and disinfecting if an exposure occurs.

In several locations across the United States homebuilding has been deemed “non-essential” leading to the temporary suspension of building projects in those states, further contributing to reduced overall market demand and pricing for lumber. The home center demand for repair and remodel activity continues to be a bright spot during the COVID-19 outbreak as more people are able to focus on home renovation projects while remaining at home. In our Wood Products segment, our industrial grade plywood product line has been more adversely impacted as these products are used in boat, recreational vehicle and furniture industries, many of which have been forced to temporarily shut down. As a result of this decreased demand, we temporarily suspended operations at our St. Maries, Idaho industrial plywood facility beginning April 20, 2020. We will re-start our plywood facility when we have received enough orders to justify re-opening the facility, which we estimate to be sometime in May 2020. For our sawmills, we expect to continue to operate and adjust production as necessary to match demand. We have reduced our estimated range of lumber shipment volume to approximately 1.0 to 1.1. billion board feet during 2020 to reflect our best estimate of business conditions in the current environment.

In our Timberlands segment, we index a significant portion of our Idaho sawlogs to the price of lumber under long-term supply agreements. The Northern region experienced an increase in sawlog pricing and volume in the first quarter of 2020 because of higher indexed lumber prices and favorable harvest conditions compared to the prior year. We continue to expect Northern harvest volumes to total about 1.8 million tons for the year, and we expect log prices to be relatively stable and similar to last year. Southern pine sawlog prices have normalized and our harvest volumes improved in the first quarter of 2020 compared to the prior year as a result of favorable harvest conditions. Our Southern region has been adversely impacted by third-party mill closures due to COVID-19 and weather-related downtime. We expect this to result in a reduction in Southern sawlog and pulpwood volumes in the second quarter of 2020 which we do not anticipate recovering during the remainder of 2020. As such, we have revised our expected total harvest volumes to be between 5.5 and 5.8 million tons in 2020.

Our Real Estate segment benefitted during the first quarter of 2020 from increased rural acres sold and increased lot sales at Chenal Valley. Residential and commercial sales in Chenal Valley mainly follow the national housing market trends but do experience microeconomic factors for the area including economic growth and the availability of builders, contractors and workforce to support development efforts. We expect the economic impacts from COVID-19 to negatively impact our Chenal Valley real estate development. We estimate that we will sell between 100 and 120 residential development lots during 2020. For our rural real estate business, we anticipate there will be continued stability and therefore we expect to sell between 20,000 and 23,000 rural real estate acres during 2020.

Finally, we anticipate our current cash balances, cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. At March 31, 2020 we had approximately $79.5 million in cash and cash equivalents and availability of $379.0 million on our revolving line of credit. As the impact of COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. In the event of a sustained market deterioration, we may be required to assess liquidity options available to us, including accessing our revolving line of credit, reassessing our capital allocation strategy including the funding of our quarterly dividend, or take appropriate actions such as only proceeding with operating and capital spending that is critical. See Liquidity and Capital Resources section below for further discussion of our liquidity.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Revenues	$208,880	$181,716	$27,164
Costs and expenses:
Cost of goods sold	172,046	154,215	17,831
Selling, general and administrative expenses	14,207	16,570	(2,363)
Gain on sale of facility	—	(9,176)	9,176
	186,253	161,609	24,644
Operating income	22,627	20,107	2,520
Interest expense, net	(3,698)	(5,464)	1,766
Loss on extinguishment of debt	—	(5,512)	5,512
Pension settlement charge	(42,988)	—	(42,988)
Non-operating pension and other postretirement benefit costs	(3,635)	(980)	(2,655)
(Loss) income before income taxes	(27,694)	8,151	(35,845)
Income taxes	10,862	(1,591)	12,453
Net (loss) income	$(16,832)	$6,560	$(23,392)
Total Adjusted EBITDDA[1]	$47,571	$28,252	$19,319

[1]	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net (loss) income, the closest comparable GAAP measure, for each of the periods presented.

First Quarter 2020 Compared with First Quarter 2019

Revenues

Revenues were $208.9 million, an increase of $27.2 million compared with the first quarter of 2019. Revenues increased as a result of higher lumber prices, increased lumber shipments, higher sawlog prices in the Northern Region and increased harvest volumes in both the Northern and Southern regions. Revenues also benefitted from increased rural and development real estate sales. These increases were partially offset by revenue related to our Deltic Medium Density Fiberboard (MDF) facility that was sold in February 2019.

Cost of goods sold

Cost of goods sold increased $17.8 million compared with the first quarter of 2019 primarily due to increased harvest activities, increased lumber shipments, and increased rural and development real estate sales. Cost of goods sold for 2019 included approximately 1.5 months of activity related to the Deltic MDF facility.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $2.4 million compared with the first quarter of 2019 primarily due to mark-to-market adjustments for deferred incentive compensation plans.

Gain on sale of facility

In February 2019 we closed on the sale of our Deltic MDF facility to Roseburg Forest Products Co. for $92.0 million, before certain working capital adjustments, resulting in a $9.2 million pre-tax gain on sale.

Interest expense, net

Net interest expense decreased $1.8 million compared with the first quarter of 2019 primarily due to the refinancing of $150.0 million of 7.5% Senior Notes (Senior Notes) during the first quarter of 2019.

Loss on extinguishment of debt

As part of a $150.0 million Senior Notes redemption during the first quarter of 2019 we incurred a redemption premium of $4.9 million and wrote off certain unamortized debt costs.

Pension settlement charge

In February 2020 we purchased a group annuity contract from an insurance company to transfer $101.1 million of our outstanding pension benefit obligation related to our qualified pension plans. This transaction was funded with plan assets. In connection with this transaction, we recorded a non-cash pretax settlement charge of $43.0 million.

Non-operating pension and other postretirement benefit costs

Non-operating pension and other postretirement benefit costs increased $2.7 million compared to the first quarter of 2019. This increase was primarily due to restructuring of OPEB plans which resulted in the recognition of prior service credits of $1.9 million per quarter through the end of 2019. Non-operating pension and other postretirement benefit costs were also impacted by a decrease year-on-year in the discount rate used to determine the benefit obligations.

Income taxes

Income taxes for the first quarter 2020 was a $10.9 million income tax benefit compared with $1.6 million income tax provision for the first quarter of 2019. Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the three months ended March 31, 2020, the TRS’s loss before income tax was $42.8 million, which included a $43.0 million pension settlement charge. For the same period in 2019, the TRS’s income before income tax was $7.2 million which included the gain on sale of the Deltic MDF facility.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first quarter of 2020 increased $19.3 million compared to the first quarter of 2019. The increase in Total Adjusted EBITDDA was driven primarily by increased operating results in our business segments. Refer to the Business Segment Results below for further discussions on activities for each of our segments.

Business Segment Results

Timberlands Segment

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Revenues[1]	$82,425	$68,158	$14,267
Costs and expenses:
Logging and hauling	38,604	32,916	5,688
Other	7,291	6,664	627
Selling, general and administrative expenses	1,548	1,728	(180)
Timberlands Adjusted EBITDDA[2]	$34,982	$26,850	$8,132

[1]	Prior to elimination of intersegment fiber revenues of $29.5 million and $24.9 million for the three months ended March 31, 2020 and 2019 respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 5: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended March 31,
Harvest Volumes (in tons)	2020	2019	Change
Northern region
Sawlog	433,870	373,865	60,005
Pulpwood	37,801	48,643	(10,842)
Stumpage	23,178	7,376	15,802
Total	494,849	429,884	64,965

Southern region
Sawlog	548,467	412,834	135,633
Pulpwood	367,099	373,264	(6,165)
Stumpage	90,237	42,349	47,888
Total	1,005,803	828,447	177,356

Total harvest volume	1,500,652	1,258,331	242,321

Sales Price/Unit ($ per ton)
Northern region[1]
Sawlog	$95	$87	$8
Pulpwood	$38	$42	$(4)
Stumpage	$14	$14	$—

Southern region[1]
Sawlog	$44	$45	$(1)
Pulpwood	$31	$32	$(1)
Stumpage	$9	$8	$1
			-

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three months ended March 31, 2020 compared with the three months ended March 31, 2019:

(in thousands)	Three Months Ended
Timberlands Adjusted EBITDDA March 31, 2019	$26,850
Sales price and mix	3,485
Harvest volume	5,491
Other revenue	376
Logging and hauling costs per unit	(773)
Forest management	(555)
Administrative, indirect and overhead costs	108
Timberlands Adjusted EBITDDA March 31, 2020	$34,982

First Quarter 2020 Compared with First Quarter 2019

Timberlands Adjusted EBITDDA for the first quarter of 2020 increased $8.1 million compared with the same period in 2019, primarily as a result of the following:

•

Sales Price and Mix: Sawlog prices in the Northern region increased 9.2%, to $95 per ton resulting from the effect of higher lumber price realization on indexed sawlogs and favorable cedar prices in Idaho. Sawlog prices in the Southern region were down slightly quarter on quarter because timber supply constraints caused by wet weather drove up pricing during the first quarter of 2019.

•

Harvest Volume: We harvested 1.0 million tons in the Southern region during the first quarter of 2020, which was up 21.4% compared to the first quarter of 2019. The increase was primarily due to improved harvest conditions during the first quarter of 2020 compared to the first quarter of 2019 which experienced wet weather conditions. Harvest volume increased 15.1% in the Northern region as a result of favorable harvest conditions as compared to the prior year.

Wood Products Segment

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Revenues	$145,000	$132,306	$12,694
Costs and expenses[1]
Fiber costs	65,012	69,027	(4,015)
Freight, logging and hauling	17,402	16,224	1,178
Manufacturing costs	45,004	47,441	(2,437)
Finished goods inventory change	1,891	(10,092)	11,983
Selling, general and administrative expenses	2,271	2,450	(179)
Other	191	30	161
Wood Products Adjusted EBITDDA[2]	$13,229	$7,226	$6,003

[1]	Prior to elimination of intersegment fiber costs of $29.5 million and $24.9 million for the three months ended March 31, 2020 and 2019, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 5: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended March 31,
	2020	2019	Change
Lumber shipments (MBF)[1]	282,967	238,403	44,564
Lumber sales prices ($ per MBF)	$396	$380	$16

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three months ended March 31, 2020 compared with the three months ended March 31, 2019:

(in thousands)	Three Months Ended
Wood Products Adjusted EBITDDA March 31, 2019	$7,226
Lumber:
Price	3,848
Manufacturing costs per unit	(1,659)
Log costs per unit	1,192
Inventory charge	514
Residuals, panels and other	2,108
Wood Products Adjusted EBITDDA March 31, 2020	$13,229

First Quarter 2020 Compared with First Quarter 2019

Wood Products Adjusted EBITDDA for the first quarter of 2020 increased $6.0 million compared with the first quarter of 2019 primarily as a result of the following:

•	Lumber Price: Average lumber sales prices increased to $396 per MBF compared with $380 per MBF during the first quarter of 2019.
•

Manufacturing Cost Per Unit: Reduced overtime the last half of March at several of our mills in response to changing market conditions, combined with planned downtime for annual maintenance at one of our mills, led to higher manufacturing costs per unit during the first quarter of 2020 compared to 2019.

•

Log Costs Per Unit: Log inventories in Idaho are built during the third and fourth quarter of each year to ensure an adequate level of log inventories for spring breakup in the first quarter of the following year when harvest activities are restricted. During the first quarter of 2019, log costs per-unit in Idaho were higher than during the first quarter of 2020 because indexed sawlog prices were higher during the 2018 log inventory build utilized in the first quarter of 2019 compared to the 2019 log inventory build utilized in the first quarter of 2020. In addition, our Southern mills experienced higher log costs during the first quarter of 2019 because unusually wet weather resulted in supply constraints leading to increased log prices.

•

Residual Sales, Panels and Other: Increased residual revenue quarter on quarter positively contributed to EBITDDA. In addition, the operations at the Deltic MDF facility, which we sold in February 2019, negatively impacted EBITDDA during the first quarter of 2019.

Real Estate Segment

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Revenues	$10,969	$6,164	$4,805
Costs and expenses
Costs of goods sold	2,431	2,254	177
Selling, general and administrative expenses	1,198	1,207	(9)
Real Estate Adjusted EBITDDA[1]	$7,340	$2,703	$4,637

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 5: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended March 31,
	2020		2019
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	630	$3,147	759	$3,195
Recreation real estate	880	$1,504	1,143	$1,221
Non-strategic timberland	2,929	$1,361	440	$903
Total	4,439	$1,643	2,342	$1,801

Development Real Estate	Three Months Ended March 31,
	2020		2019
	Lots Sold	Average Price/ Lot	Lots Sold	Average Price/ Lot
Residential lots	23	$99,652	7	$96,129

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three months ended March 31, 2020 compared with the three months ended March 31, 2019:

(in thousands)	Three Months Ended
Real Estate Adjusted EBITDDA March 31, 2019	$2,703
Rural real estate sales	3,072
Development real estate sales	1,704
Selling, general and administrative expenses	24
Other costs, net	(163)
Real Estate Adjusted EBITDDA March 31, 2020	$7,340

First Quarter 2020 Compared with First Quarter 2019

Real Estate Adjusted EBITDDA for the first quarter of 2020 increased $4.6 million compared with the same period in 2019 primarily as a result of the following:

•

Rural Real Estate Sales: The first quarter of 2020 benefitted from a 2,850-acre non-strategic timberland sale in Arkansas at an average price of approximately $1,400 per acre. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.

•

Development Real Estate Sales: During the first quarter of 2020 we sold 23 residential lots at an average lot price of approximately $99,700 compared to 7 lots at an average lot price of approximately $96,100 during the first quarter of 2019.

Liquidity and Capital Resources

Changes in significant sources of cash for the three months ended March 31, 2020 and 2019 are presented by categories as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$48,138	$19,067
Net cash (used in) provided by investing activities	$(11,034)	$52,173
Net cash used in financing activities	$(39,538)	$(42,301)

Net Cash from Operations

Net cash provided by operating activities increased $29.1 million compared to the first three months of 2019. Changes in cash provided by operating activities was impacted by the following:

•

Cash received from customers increased $33.0 million due to increased harvest activities in both the Northern and Southern regions, increased lumber prices and lumber shipments, and increased rural and development real estate sales. These increases were partially offset by cash receipts from operations at the Deltic MDF facility prior to its sale.

•

Cash payments to vendors increased $6.2 million primarily due to increased harvest activities and production at our wood product facilities. Operations in 2019 included 1.5 months of operations at the Deltic MDF facility prior to its sale.

•

Net cash paid for interest decreased $2.8 million primarily due to increased patronage dividends from our lenders and lower net interest costs as a result of refinancing our $150.0 million Senior Notes during the first quarter of 2019.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•

We spent $13.5 million on capital expenditures for property, plant and equipment, timberland acquisitions, timberlands reforestation and road construction projects during the first three months of 2020 compared to $8.0 million during the first three months of 2019.

•

We received $60.0 million of net cash proceeds, which was subject to post closing working capital adjustments from the Deltic MDF facility sale in February 2019. Additionally, we received $1.0 million in the first quarter of 2020 related to the satisfaction of certain covenants associated with the Deltic MDF facility sale.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•

During the first three months of 2020 we repurchased 400,917 shares of our common stock totaling $12.4 million compared to 278,947 shares repurchased totaling $10.2 million during the first three months of 2019.

•

In January 2019, we refinanced $150.0 million of Senior Notes due in 2019 with a $150.0 million variable rate term loan that will mature in 2029. Upon the refinancing, we redeemed and paid all outstanding Senior Notes, including a redemption premium of $4.9 million.

Future Cash Requirements

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on an expected level of return on investment. Additionally, in a response to the COVID-19 pandemic and in order to further strategically manage our liquidity, we reassessed our 2020 capital plan. We are focusing our capital expenditures to the most critical sustaining projects and therefore we expect to spend a total of approximately $40 to $44 million for capital expenditures during 2020.

In further managing our cash position and liquidity, we expect to defer payments of approximately $8.4 million for our 2020 employer portion of social security payroll tax and contributions to qualified pension plans as allowed under the

Coronavirus Aid, Relief, and Economic Security Act (CARES Act). These payments will be funded in 2021 and 2022 as required under the CARES Act.

On August 30, 2018, the board of directors authorized the repurchase of up to $100.0 million of common stock with no time limit set for the repurchase. At March 31, 2020, we had remaining authorization of $62.5 million for future stock repurchase under the 2018 Repurchase Program. Stock repurchases in the future will depend on a variety of factors including our cash position, our desired level of liquidity, debt covenant restrictions and our stock price.

On March 31, 2020 we paid our quarterly cash dividend of $0.40 per share, or $27.0 million. While we have no near-term concerns regarding our ability to fund the quarterly cash dividend, we will continually assess our liquidity requirements and capital allocation strategy.

Capital Structure

	March 31,	December 31,
(in thousands)	2020	2019
Long-term debt	$756,729	$756,469
Cash and cash equivalents	(79,484)	(83,310)
Net debt	677,245	673,159
Market capitalization[1]	2,101,585	2,908,653
Enterprise value	$2,778,830	$3,581,812

Net debt to enterprise value	24.4%	18.8%
Dividend yield[2]	5.1%	3.7%
Weighted-average cost of debt, after tax[3]	3.3%	3.3%

[1]	Market capitalization is based on outstanding shares of 67.0 million and 67.2 million times closing share prices of $31.39 and $43.27 as of March 31, 2020, and December 31, 2019, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.60 and share prices of $31.39 and $43.27 as of March 31, 2020, and December 31, 2019, respectively.
[3]	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

Our definition of EBITDDA may be different from similarly titled measures reported by other companies. We define EBITDDA as net (loss) income before interest expense, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses.

We reconcile Total Adjusted EBITDDA to net (loss) income for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net (loss) income to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net (loss) income	$(16,832)	$6,560
Interest expense, net	3,698	5,464
Income taxes	(10,862)	1,591
Depreciation, depletion and amortization	18,638	15,797
Basis of real estate sold	6,498	1,556
Loss on extinguishment of debt	—	5,512
Pension settlement charge	42,988	—
Non-operating pension and other postretirement benefit costs	3,635	980
Gain on sale of facility	—	(9,176)
Gain on disposal of fixed assets	(192)	(32)
Total Adjusted EBITDDA	$47,571	$28,252

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

The following table provides a reconciliation of cash provided by operating activities to CAD:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash provided by operating activities[1]	$48,138	$19,067
Capital expenditures	(13,539)	(8,002)
CAD	$34,599	$11,065
Net cash (used in) provided by investing activites[2]	$(11,034)	$52,173
Net cash used in financing activities	$(39,538)	$(42,301)

[1]	Cash from operating activities for the three months ended March 31, 2020 and 2019 includes cash paid for real estate development expenditures of $0.4 million and $1.8 million, respectively.
[2]	Net cash from investing activities includes payments for capital expenditures and acquisition of timber and timberlands, which is also included in our reconciliation of CAD.

Sources of Financing

Credit and Term Loan Agreements

At March 31, 2020, our total outstanding long-term debt was $756.7 million, of which $46.0 million matures in December 2020. Included in total outstanding long-term debt was $693.5 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender. Certain borrowings under the Amended Term Loan Agreement are at variable rates of one or three-month LIBOR plus a spread between 1.85% and 2.15%. We have entered into interest rate swaps for these variable rate term loans to fix the interest rates.

At March 31, 2020 there were no borrowings under our $380.0 million revolving line of credit and approximately $1.0 million of the revolving line of credit was utilized for outstanding letters of credit. As provided in the revolving line of credit agreement, borrowings may be increased by up to an additional $420.0 million. We may utilize borrowings under the credit facility to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

As of March 31, 2020, we were in compliance with all debt and credit agreement covenants. The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of March 31, 2020:

	Covenant Requirement		Actual at March 31, 2020
Interest coverage ratio	≥	3.00 to 1.00	6.95
Leverage ratio	≤	40%	21%

Contractual Obligations

In March 2020, we entered into $653.5 million of forward starting interest rate swaps. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on future debt refinancing. We entered into these forward starting interest rate swaps in order to lock in fixed interest rates on our anticipated future refinancing of $653.5 million of term loan debt maturing December 2020 through January 2029. The fixed interest rates for these forward starting interest rate swaps range from 0.85% to 1.17%. The variable rate component on these forward starting interest rate swaps is 1-month LIBOR. Accordingly, the forward starting rate swaps were designated as cash flow hedges. In addition, these cash flow hedges require settlement on the stated maturity date for each respective term loan currently outstanding. See Note 9: Derivatives in the Notes to Condensed Consolidated Financial Statements for additional information.

Other than these new forward starting interest rate swaps there have been no material changes to our contractual obligations during the three months ended March 31, 2020 outside the ordinary course of business.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P lists our debt rating at investment grade. There have been no changes in our credit rating during the three months ended March 31, 2020. Additionally, in April 2020, Moody’s reaffirmed our credit rating.

Off-Balance Sheet Arrangements

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

Critical Accounting Policies and Estimates

There have been no significant changes during 2020 to our critical accounting policies presented in our 2019 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure on financial instruments includes interest rate risk on our bank credit facility, term loans, interest rate swap agreements and forward-starting interest rate swap agreements. We are exposed to interest rate volatility with regards to existing variable rate debt instruments and future incurrences of fixed or variable rate debt, which exposure primarily relates to movements in various interest rates. We use interest rate swaps and forward starting interest rate swaps to hedge our exposure to the impact of interest rate changes on existing debt and future debt issuances, respectively. All market risk sensitive instruments were entered into for purposes other than trading purposes.

At March 31, 2020, we have six interest rate swaps associated with $397.5 million of term loan debt. The cash flow hedges convert variable rates ranging from three-month and one-month LIBOR plus 1.85% to 2.15%, to fixed rates ranging from 3.17% to 4.82%. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge.

In March 2020, we entered into $653.5 million of forward starting interest rate swaps. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on future debt refinancing. We entered into these forward starting interest rate swaps in order to lock in fixed interest rates on our anticipated future refinancing of $653.5 million of term loan debt maturing December 2020 through January 2029. The fixed interest rates for these forward starting interest rate swaps range from 0.85% to 1.17%. The variable rate component on these forward starting interest rate swaps is one-month LIBOR. Accordingly, the forward starting rate swaps were designated as cash flow hedges. In addition, these cash flow hedges require settlement on the stated maturity date for each respective term loan currently outstanding.

At March 31, 2020, we had $762.2 million in principal debt outstanding. Interest rates on all outstanding debt is fixed, either through a fixed interest rate or corresponding interest rate swap.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2020. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of March 31, 2020.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. There have been no material changes in the risk factors previously disclosed in Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 except for the addition of the risk factor discussed below. In addition to the risks related to the COVID-19 pandemic discussed in the risk factor below, the COVID-19 pandemic may have the effect of increasing other risks disclosed in the Risk Factors section included in our Annual Report on Form 10-K for the year-ended December 31, 2019. The impacts of the COVID-19 pandemic on the economy is adversely affecting and is expected to continue to adversely affect our business and financial results and should be considered carefully, in addition to the information set forth elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year-ended December 31, 2019, including under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Events beyond our control such as pandemics (including the COVID-19 outbreak) could negatively impact our business.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and all states and several municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the U.S., including quarantines, and “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These restrictions have prevented or significantly restricted us, our employees, vendors and customers from conducting some or all business activities for an indefinite period of time. Under the governmental restrictions in place to date, our Timberlands and Wood Products segments have been designated as an essential business in state that have issued stay-at-home orders and as such, we plan to continue to operate each of our businesses at full capacity where market conditions allow while maintaining the health and safety of our employees, contractors, suppliers and customers. These governmental restrictions are subject to change, however, and may, depending on direction from local authorities and the pandemic’s effects on our workforce, require us to limit or suspend operations.

Pandemics, such as COVID-19, that bring about widespread national or global economic hardship, have had and will have negative impacts on pricing and demand for our timber, lumber, and real estate businesses. We have experienced and expect to continue to experience unpredictable reductions in demand for certain of our products. As a result of reduced demand, we have had to suspend certain production, and we expect to continue to adjust production as necessary to match demand. A recession, further market correction, or depression resulting from the spread of COVID-19 could materially affect the business, financial condition, results of operations, liquidity, our stock price and access to capital markets.

Additionally, although we have not had to do so to date, we may be required to temporarily shut down certain operations for cleaning and disinfecting if an exposure occurs. We have introduced measures to protect the health and well-being of our workforce and customers. Such measures include encouraging office employees to work remotely where their duties allow, restrict travel and group meetings, increased frequency of cleaning and disinfecting, screening visitors and vendors at our locations, and physical distancing where it is practical. We have plans and provisions in place in the event we have COVID-19 exposure in the workplace. However, such measures may not be sufficient to eliminate all exposure to the COVID-19 virus.

We are actively monitoring the recent COVID-19 outbreak and its potential impact on our supply chain and our consolidated results of operations. The impact from the COVID-19 outbreak is expected to negatively impact our consolidated financial statements in the second quarter and in later periods of 2020 as we believe pricing and demand will continue to be under pressure in the near term. However, due to various uncertainties, including the severity of the virus’s impact on the economy, the duration of the outbreak, and actions that may be taken by governmental authorities our predictions about the impact that COVID-19 will have on our business, financial condition, or results of operations may not be accurate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). During the three months ended March 31, 2020, we repurchased 400,917 shares of common stock for $12.4 million (including transaction costs) under the 2018 Repurchase Program. Transaction costs are not counted against authorized funds. All common stock purchases were made in open-market transactions. At March 31, 2020, we had remaining authorization of $62.5 million for future stock repurchases under the 2018 Repurchase Program.

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 - January 31	—	$—	—	$74,847,525
February 1 - February 29	9,760	$35.72	9,760	$74,498,905
March 1 - March 31	391,157	$30.66	391,157	$62,504,102
Total	400,917		400,917

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
(3)(a)*	Third Restated Certificate of Incorporation of the Registrant, effective February 20, 2018, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.
(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.
(4)	See Exhibits (3)(a) and (3)(b). The registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.
10(a)

Third Amendment to Second Amended and Restated Term Loan Agreement and Incremental Term Loan Agreement dated April 14, 2020, by and among the Registrant and its wholly-owned subsidiaries as borrowers and Northwest Farm Credit Services, PCA, as Administrative Agent, the Guarantors party thereto, and the Lenders party thereto.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.
(101)

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on May 1, 2020 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019 and (vi) the Notes to Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ WAYNE WASECHEK
Wayne Wasechek
Corporate Controller (Duly Authorized; Principal Accounting Officer)

Date:	May 1, 2020