Form 10-Q
period 2020-06-30
POTLATCHDELTIC CORP
filed 2020-07-31
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of July 29, 2020 was 66,871,281.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenues	$181,555	$215,581	$390,435	$397,297
Costs and expenses:
Cost of goods sold	149,836	175,673	321,882	329,888
Selling, general and administrative expenses	16,811	14,952	31,018	31,522
Gain on sale of facility	—	—	—	(9,176)
	166,647	190,625	352,900	352,234
Operating income	14,908	24,956	37,535	45,063
Interest expense, net	(8,339)	(7,882)	(12,037)	(13,346)
Loss on extinguishment of debt	—	—	—	(5,512)
Pension settlement charge	—	—	(42,988)	—
Non-operating pension and other postretirement employee benefit costs	(3,478)	(889)	(7,113)	(1,869)
Income (loss) before income taxes	3,091	16,185	(24,603)	24,336
Income taxes	(453)	952	10,409	(639)
Net income (loss)	$2,638	$17,137	$(14,194)	$23,697

Net income (loss) per share:
Basic	$0.04	$0.25	$(0.21)	$0.35
Diluted	$0.04	$0.25	$(0.21)	$0.35
Dividends per share	$0.40	$0.40	$0.80	$0.80
Weighted-average shares outstanding:
Basic	67,176	67,664	67,321	67,774
Diluted	67,359	67,713	67,321	67,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$2,638	$17,137	$(14,194)	$23,697
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits:
Net loss arising during the period, net of tax benefit of $0, $0, $6,817 and $0	—	—	(19,402)	—
Effect of pension settlement, net of tax benefit of $0, $0, $11,177 and $0	—	—	31,811	—
Amortization of prior service credit included in net income (loss), net of tax benefit of $75, $561, $152 and $1,122	(215)	(1,597)	(430)	(3,194)
Amortization of actuarial loss included in net income (loss), net of tax expense of $1,034, $915, $2,223 and $1,886	2,942	2,605	6,326	5,368
Cash flow hedges, net of tax expense (benefit) of $4, $(549), $(1,806) and $(913)	(1,847)	(10,417)	(40,372)	(18,930)
Other comprehensive income (loss), net of tax	880	(9,409)	(22,067)	(16,756)
Comprehensive income (loss)	$3,518	$7,728	$(36,261)	$6,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$80,987	$83,310
Customer receivables, net	24,588	14,167
Inventories, net	52,215	65,781
Other current assets	22,107	20,183
Total current assets	179,897	183,441
Property, plant and equipment, net	286,169	286,383
Investment in real estate held for development and sale	73,541	74,233
Timber and timberlands, net	1,618,975	1,638,663
Intangible assets, net	16,660	17,049
Other long-term assets	29,928	35,290
Total assets	$2,205,170	$2,235,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,937	$60,577
Current portion of long-term debt	45,988	45,974
Current portion of pension and other postretirement employee benefits	6,701	6,701
Total current liabilities	128,626	113,252
Long-term debt	711,001	710,495
Pension and other postretirement employee benefits	142,708	115,463
Deferred tax liabilities, net	10,942	20,165
Other long-term obligations	86,417	48,853
Total liabilities	1,079,694	1,008,228
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued and outstanding 66,871 and 67,221 shares	66,871	67,221
Additional paid-in capital	1,670,184	1,666,299
Accumulated deficit	(442,153)	(359,330)
Accumulated other comprehensive loss	(169,426)	(147,359)
Total stockholders’ equity	1,125,476	1,226,831
Total liabilities and stockholders' equity	$2,205,170	$2,235,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(14,194)	$23,697
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	37,215	33,411
Basis of real estate sold	9,191	8,983
Gain on sale of facility	—	(9,176)
Loss on extinguishment of debt	—	5,512
Change in deferred taxes	(13,849)	(17,238)
Pension and other postretirement employee benefits	11,833	5,937
Pension settlement charge	42,988	—
Equity-based compensation expense	3,865	3,449
Other, net	(177)	(1,928)
Change in working capital and operating-related activities, net	16,397	22,490
Real estate development expenditures	(2,487)	(4,481)
Funding of pension and other postretirement employee benefits	(2,839)	(3,135)
Net cash provided by operating activities	87,943	67,521

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(10,295)	(15,502)
Timberlands reforestation and roads	(7,776)	(8,190)
Acquisition of timber and timberlands	(4,730)	(278)
Proceeds on sale of facility	1,000	58,793
Other, net	2,113	433
Net cash (used in) provided by investing activities	(19,688)	35,256

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(53,685)	(53,946)
Repurchase of common stock	(15,364)	(25,173)
Proceeds from issuance of long-term debt	—	150,000
Repayment of long-term debt	—	(150,000)
Premiums and fees on debt retirement	—	(4,865)
Other, net	(526)	(264)
Net cash used in financing activities	(69,575)	(84,248)
Change in cash, cash equivalents and restricted cash	(1,320)	18,529
Cash, cash equivalents and restricted cash at beginning of period	84,254	79,441
Cash, cash equivalents and restricted cash at end of period	$82,934	$97,970

NONCASH INVESTING AND FINANCING ACTIVITIES
Long-term debt assumed by buyer in sale of facility	$—	$29,000
Accrued property, plant and equipment additions	$706	$244
Accrued timberlands reforestation and roads	$462	$592

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2020	June 30, 2019
Cash and cash equivalents	$80,987	$97,970
Restricted cash included in other long-term assets[1]	1,947	—
Total cash, cash equivalents, and restricted cash	$82,934	$97,970

[1]	Amounts included in restricted cash represent proceeds held by a qualified intermediary that are intended to be reinvested in timber and timberlands.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2019	67,221	$67,221	$1,666,299	$(359,330)	$(147,359)	$1,226,831
Net loss	—	—	—	(16,832)	—	(16,832)
Shares issued for stock compensation	131	131	(131)	—	—	—
Equity-based compensation expense	—	—	1,885	—	—	1,885
Pension plans and OPEB obligations	—	—	—	—	15,578	15,578
Cash flow hedges	—	—	—	—	(38,525)	(38,525)
Common dividends, $0.40 per share	—	—	—	(26,941)	—	(26,941)
Repurchase of common stock	(401)	(401)	—	(11,954)	—	(12,355)
Other transactions, net	—	—	69	(96)	—	(27)
Balance, March 31, 2020	66,951	$66,951	$1,668,122	$(415,153)	$(170,306)	$1,149,614
Net income	—	—	—	2,638	—	2,638
Shares issued for stock compensation	9	9	(9)	—	—	—
Equity-based compensation expense	—	—	1,980	—	—	1,980
Pension plans and OPEB obligations	—	—	—	—	2,727	2,727
Cash flow hedges	—	—	—	—	(1,847)	(1,847)
Common dividends, $0.40 per share	—	—	—	(26,744)	—	(26,744)
Repurchase of common stock	(89)	(89)	—	(2,920)	—	(3,009)
Other transactions, net	—	—	91	26	—	117
Balance, June 30, 2020	66,871	$66,871	$1,670,184	$(442,153)	$(169,426)	$1,125,476

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2018	67,570	$67,570	$1,659,031	$(282,391)	$(129,431)	$1,314,779
Net income	—	—	—	6,560	—	6,560
Shares issued for stock compensation	297	297	(297)	—	—	—
Equity-based compensation expense	—	—	1,617	—	—	1,617
Pension plans and OPEB obligations	—	—	—	—	1,166	1,166
Cash flow hedges	—	—	—	—	(8,513)	(8,513)
Common dividends, $0.40 per share	—	—	—	(27,065)	—	(27,065)
Repurchase of common stock	(279)	(279)	—	(9,879)	—	(10,158)
Other transactions, net	—	—	99	(99)	—	—
Balance, March 31, 2019	67,588	$67,588	$1,660,450	$(312,874)	$(136,778)	$1,278,386
Net income	—	—	—	17,137	—	17,137
Shares issued for stock compensation	5	5	(5)	—	—	—
Equity-based compensation expense	—	—	1,832	—	—	1,832
Pension plans and OPEB obligations	—	—	—	—	1,008	1,008
Cash flow hedges	—	—	—	—	(10,417)	(10,417)
Common dividends, $0.40 per share	—	—	—	(26,881)	—	(26,881)
Repurchase of common stock	(407)	(407)		(14,608)		(15,015)
Other transactions, net	—	—	104	(104)	—	—
Balance, June 30, 2019	67,186	$67,186	$1,662,381	$(337,330)	$(146,187)	$1,246,050

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

We are primarily engaged in activities associated with timberland management, including the sale of timber, the management of approximately 1.8 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacture and sale of wood products and the development of real estate.

Condensed Consolidated Financial Statements

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

Use of Estimates

In March 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Shortly thereafter the United States declared a national emergency concerning the outbreak, and all states and several municipalities subsequently declared public health emergencies. These declarations resulted in a wide-range of government directives impacting individuals and businesses beginning in late March 2020 to contain and combat the outbreak and spread of COVID-19.

The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. The full extent to which COVID-19 will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19, the additional actions taken to contain it or treat it, as well as the severity and duration of the economic impact on local, regional, and national customers, suppliers and markets.

Commitments and Contingencies

At any given time, we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position or net cash flow.

On June 21, 2020, we announced an agreement to sell approximately 72,000 acres of rural timberland in Minnesota to The Conservation Fund for approximately $48.0 million in cash, subject to certain closing adjustments as defined in the agreement. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2020.

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

NOTE 4. REVENUE RECOGNITION

The following table represents our revenues by major product. For additional information regarding our segments, see Note 5: Segment Information.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Timberlands
Northern region
Sawlogs	$30,638	$30,467	$72,045	$62,966
Pulpwood	1,236	1,148	2,671	3,209
Stumpage	-	-	316	106
Other	292	353	595	564
Total Northern revenues	32,166	31,968	75,627	66,845

Southern region
Sawlogs	21,205	20,979	45,144	39,416
Pulpwood	10,872	11,282	22,073	23,093
Stumpage	817	144	1,646	466
Other	2,285	2,508	5,280	5,219
Total Southern revenues	35,179	34,913	74,143	68,194

Total Timberlands revenues	67,345	66,881	149,770	135,039

Wood Products
Lumber	102,793	103,054	214,732	193,559
Residuals and Panels	23,423	34,976	56,484	76,777
Total Wood Products revenues	126,216	138,030	271,216	270,336

Real Estate
Rural real estate	9,879	30,315	17,171	34,534
Development real estate	1,672	3,755	3,964	4,428
Other	1,554	2,362	2,939	3,634
Total Real Estate revenues	13,105	36,432	24,074	42,596

Total segment revenues	206,666	241,343	445,060	447,971
Intersegment Timberlands revenues[1]	(25,111)	(25,762)	(54,625)	(50,674)
Total consolidated revenues	$181,555	$215,581	$390,435	$397,297

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

Contract Balances

In general, a customer receivable is recorded as we deliver wood products, logs and residuals. We generally receive payment shortly after products have been received by our customers. At June 30, 2020 and December 31, 2019, we recorded deferred revenue of $10.4 million and $5.5 million, respectively, for contract liabilities. These contract liabilities predominately relate to hunting and other access rights on our timberlands and member related activities at the Chenal Country Club. These contract liabilities are recognized over the term of the contracts, which is typically twelve months or less, except membership initiation fees at the country club which typically are recognized up to 10 years. Other contract asset and liability balances, such as prepayments, are immaterial. For real estate sales, we typically receive the entire consideration in cash at closing.

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

Our Timberlands segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and typically represent a sizeable portion of the Timberlands segment’s total revenues. Our other segments generally do not generate intersegment revenues. These intercompany transactions are eliminated in consolidation.

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

The following table summarizes information for each of the company’s reportable segments and includes a reconciliation of Total Adjusted EBITDDA to income (loss) before income taxes. Corporate information is included to reconcile segment data to the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenues:
Timberlands	$67,345	$66,881	$149,770	$135,039
Wood Products	126,216	138,030	271,216	270,336
Real Estate	13,105	36,432	24,074	42,596
	206,666	241,343	445,060	447,971
Intersegment Timberlands revenues[1]	(25,111)	(25,762)	(54,625)	(50,674)
Consolidated revenues	$181,555	$215,581	$390,435	$397,297

Adjusted EBITDDA:
Timberlands	$25,659	$26,131	$60,641	$52,981
Wood Products	10,907	(2,071)	24,136	5,155
Real Estate	9,256	31,316	16,596	34,019
Corporate	(10,534)	(9,346)	(19,206)	(20,000)
Eliminations and adjustments	85	3,050	777	5,177
Total Adjusted EBITDDA	35,373	49,080	82,944	77,332
Interest expense, net[2]	(8,339)	(7,882)	(12,037)	(13,346)
Depreciation, depletion and amortization	(17,765)	(16,727)	(36,403)	(32,524)
Basis of real estate sold	(2,693)	(7,427)	(9,191)	(8,983)
Loss on extinguishment of debt	—	—	—	(5,512)
Pension settlement charge	—	—	(42,988)	—
Non-operating pension and other postretirement employee benefits	(3,478)	(889)	(7,113)	(1,869)
Gain on sale of facility	—	—	—	9,176
(Loss) gain on disposal of fixed assets	(7)	30	185	62
Income (loss) before income taxes	$3,091	$16,185	$(24,603)	$24,336

Depreciation, depletion and amortization:
Timberlands	$11,566	$10,469	$24,157	$20,734
Wood Products	5,798	5,861	11,428	10,903
Real Estate	156	147	316	356
Corporate	245	250	502	531
	17,765	16,727	36,403	32,524
Bond discounts and deferred loan fees[2]	406	410	812	887
Total depreciation, depletion and amortization	$18,171	$17,137	$37,215	$33,411

Basis of real estate sold:
Real Estate	$3,212	$7,455	$9,716	$9,043
Eliminations and adjustments	(519)	(28)	(525)	(60)
Total basis of real estate sold	$2,693	$7,427	$9,191	$8,983

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.
[2]	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

NOTE 6. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net income (loss)	$2,638	$17,137	$(14,194)	$23,697

Basic weighted-average shares outstanding	67,176	67,664	67,321	67,774
Incremental shares due to:
Performance shares	153	26	—	21
Restricted stock units	30	23	—	71
Diluted weighted-average shares outstanding	67,359	67,713	67,321	67,866

Basic net income (loss) per share	$0.04	$0.25	$(0.21)	$0.35
Diluted net income (loss) per share	$0.04	$0.25	$(0.21)	$0.35

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

For the three and six months ended June 30, 2020 there were approximately 39,000 and 490,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2019 there were approximately 95,000 and 71,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

Share Repurchase Program

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). During the three and six months ended June 30, 2020, we repurchased 88,933 and 489,850 shares of common stock (at a total consideration of $3.0 million and $15.4 million), respectively, under the 2018 Repurchase Program. During the three and six months ended June 30, 2019 we repurchased 407,293 and 686,240 shares of common stock (at a total consideration of $15.0 million and $25.2 million), respectively, under the 2018 Repurchase Program. All common stock purchases under the 2018 Repurchase Program were made in open-market transactions. At June 30, 2020, we had remaining authorization of $59.5 million for future stock repurchases under the 2018 Repurchase Program.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. There were no unsettled repurchases as of June 30, 2020. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 7. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	June 30, 2020	December 31, 2019
Logs	$19,999	$33,313
Lumber, panels and veneer	30,189	31,639
Materials and supplies	14,029	12,831
Total inventories	64,217	77,783
Less: LIFO reserve	(12,002)	(12,002)
Total inventories, net	$52,215	$65,781

Property, plant and equipment

(in thousands)	June 30, 2020	December 31, 2019
Property, plant and equipment	$508,874	$498,113
Less: accumulated depreciation	(222,705)	(211,730)
Total property, plant and equipment, net	$286,169	$286,383

Timber and timberlands

(in thousands)	June 30, 2020	December 31, 2019
Timber and timberlands	$1,536,576	$1,554,882
Logging roads	82,399	83,781
Total timber and timberlands, net	$1,618,975	$1,638,663

Accounts payable and accrued liabilities

(in thousands)	June 30, 2020	December 31, 2019
Accrued payroll and benefits	$17,716	$12,920
Accounts payable	17,106	12,734
Deferred revenue	10,395	5,514
Accrued taxes	9,269	6,638
Accrued interest	6,829	6,946
Operating lease liabilities	4,783	4,998
Other current liabilities	9,839	10,827
Total accounts payable and accrued liabilities	$75,937	$60,577

NOTE 8. DEBT

At June 30, 2020, our total outstanding long-term debt included $693.5 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender, of which $46.0 million matures in December 2020. Certain borrowings under the Amended Term Loan Agreement are at variable rates of one or three-month LIBOR plus a spread between 1.85% and 2.15%. We have entered into interest rate swaps for these variable rate term loans to fix the interest rate. See Note: 9 Derivative Instruments for additional information.

At June 30, 2020 there were no borrowings under our $380.0 million revolving line of credit and approximately $1.0 million of our revolving line of credit was utilized for outstanding letters of credit. As provided in the revolving line of credit agreement, borrowings may be increased by up to an additional $420.0 million. The revolving line of credit agreement also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. We may utilize borrowings under the credit facility to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

We were in compliance with all debt and credit agreement covenants at June 30, 2020.

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

At June 30, 2020, we have six interest rate swaps associated with $397.5 million of term loan debt. These swaps are cash flow hedges that convert variable rates ranging from three-month and one-month LIBOR plus 1.85% to 2.15%, to fixed rates ranging from 3.17% to 4.82%. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedges.

In March 2020, we entered into $653.5 million of forward starting interest rate swaps. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on future debt refinancing by locking in fixed rates on our anticipated future refinancing of $653.5 million of term loan debt maturing December 2020 through January 2029. The fixed interest rate components for these forward swaps range from 0.85% to 1.17%. The variable rate component on these forward interest rate swaps is one-month LIBOR. Accordingly, the forward rate swaps were designated as cash flow hedges. In addition, these cash flow hedges require settlement on the stated maturity date for each respective term loan currently outstanding.

The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	June 30, 2020	December 31, 2019	Location	June 30, 2020	December 31, 2019
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, current[1]	$—	$—	Accounts payable and accrued liabilities[1]	$1,768	$—
Interest rate contracts	Other assets, non-current	—	1,601	Other long-term obligations	61,207	22,398
		$—	$1,601		$62,975	$22,398

[1]	Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on our Condensed Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location	2020	2019	2020	2019
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Loss recognized in other comprehensive loss, net of tax		$(3,669)	$(10,598)	$(43,032)	$(19,192)
Loss reclassified from accumulated other comprehensive loss[1]	Interest expense	$(1,822)	$(181)	$(2,660)	$(262)

Interest expense, net		$8,339	$7,882	$12,037	$13,346

1Realized loss on hedging instruments consist of net cash settlements and interest accruals on interest rate swaps during the periods.

At June 30, 2020, approximately $9.1 million of net losses are expected to be reclassified into earnings over the next 12 months. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the market LIBOR rate at the time of cash settlement.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	June 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$—	$—	$1,601	$1,601
Derivative liabilities related to interest rate swaps (Level 2)	$(62,975)	$(62,975)	$(22,398)	$(22,398)

Long-term debt, including current portion (Level 2):
Term loans	$(690,144)	$(718,225)	$(689,820)	$(703,437)
Revenue bonds	(65,735)	(65,945)	(65,735)	(68,200)
Medium-term notes	(3,000)	(3,568)	(3,000)	(3,480)
Total long-term debt[1]	$(758,879)	$(787,738)	$(758,555)	$(775,117)

Company owned life insurance asset (COLI) (Level 3)	$2,967	$2,967	$4,157	$4,157

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 11. EQUITY-BASED COMPENSATION

At June 30, 2020, approximately 1.2 million shares are available for future use under our long-term incentive plan.

Share-based compensation activity during the six months ended June 30, 2020 included the following:

(Shares in thousands)	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	125,001	—	2,879
Restricted Stock Units (RSUs)	68,263	27,671	959

Approximately 0.1 million shares of common stock were issued during the six months ended June 30, 2020 as a result of PSA and RSU vesting during 2019 and 2020.

The following table details equity-based compensation expense and the related income tax benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Equity-based compensation expense:
Performance share awards	$1,243	$1,187	$2,401	$2,231
Restricted stock units	718	629	1,426	1,187
Deferred compensation stock equivalent units expense	19	15	38	31
Total equity-based compensation expense	$1,980	$1,831	$3,865	$3,449

Total tax benefit recognized for equity-based expense	$93	$83	$176	$155

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

Restricted Stock Units

RSU awards accrue dividend equivalents based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. Therefore, the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years and the terms of certain awards follow a vesting schedule within the given time period. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The weighted average fair value of all RSUs granted during the six months ended June 30, 2020 was $38.77 per share.

NOTE 12. INCOME TAXES

As a real estate investment trust (REIT), we generally are not subject to federal and state corporate income taxes on income of the REIT that we distribute to our shareholders. We conduct certain activities through our taxable REIT subsidiaries (TRS), which are subject to corporate level federal and state income taxes. These taxable activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to income or loss of the TRS, as well as permanent book versus tax differences. During the six months ended June 30, 2020 we recorded an income tax benefit of approximately $11.2 million associated with the $43.0 million pension settlement charge recorded in the first quarter. Additionally, during the first quarter of 2020 we recorded an increase in deferred tax assets of $6.8 million associated with the $26.2 million remeasurement of our pension plan obligations. See Note 14: Pension and Other Postretirement Employee Benefits for further details. During the six months ended June 30, 2019 we recorded a reduction to deferred tax liabilities and an increase to income taxes payable of $15.8 million related to the sale of the Deltic MDF facility. See Note 3: Sale of Deltic MDF Facility for further details.

NOTE 13. LEASES

We lease certain equipment, office space and land. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Other long-term assets	$13,425	$15,772
Finance lease assets[1]	Property, plant and equipment, net	4,448	2,360
Total lease assets		$17,873	$18,132

Liabilities
Current
Operating lease liabilities	Accounts payable and accrued liabilities	$4,783	$4,998
Finance lease liabilities	Accounts payable and accrued liabilities	1,218	644
Noncurrent
Operating lease liabilities	Other long-term obligations	8,647	10,775
Finance lease liabilities	Other long-term obligations	3,201	1,703
Total lease liabilities		$17,849	$18,120

1     Finance lease assets are presented net of accumulated amortization of $0.7 million and $0.3 million as of June 30, 2020 and December 31, 2019, respectively.

The following table presents the components of lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease costs[1]	$1,414	$1,511	$2,839	$2,922
Finance lease costs
Amortization of leased assets	260	25	473	46
Interest on lease liabilities	32	5	59	10
Net lease costs	$1,706	$1,541	$3,371	$2,978

1     Excludes short-term leases and variable lease costs, which are immaterial

The following tables presents supplemental cash flow information related to leases:

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,884	$2,960
Operating cash flows for finance leases	$59	$10
Financing cash flows for finance leases	$486	$50
Leased assets exchanged for new lease liabilities:
Operating leases	$248	$5,789
Finance leases	$2,558	$675

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

The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended June 30,
	Pension		OPEB
(in thousands)	2020	2019	2020	2019
Service cost	$2,176	$1,862	$112	$80
Interest cost	2,568	4,692	376	375
Expected return on plan assets	(3,151)	(5,541)	—	—
Amortization of prior service cost (credit)	28	53	(319)	(2,211)
Amortization of actuarial loss	3,559	3,321	417	200
Total net periodic cost (benefit)	$5,180	$4,387	$586	$(1,556)

	Six Months Ended June 30,
	Pension		OPEB
(in thousands)	2020	2019	2020	2019
Service cost	$4,466	$3,883	$254	$185
Interest cost	6,132	9,231	751	794
Expected return on plan assets	(7,737)	(11,095)	—	—
Amortization of prior service cost (credit)	56	106	(638)	(4,422)
Amortization of actuarial loss	7,713	6,748	836	507
Net periodic cost (benefit) before pension settlement charge	10,630	8,873	1,203	(2,936)
Pension settlement charge	42,988	—	—	—
Net periodic cost (benefit)	$53,618	$8,873	$1,203	$(2,936)

During the six months ended June 30, 2020 and 2019, funding of pension and other postretirement employee benefit plans was $2.8 million and $3.1 million, respectively. Further, as allowed under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) passed in March 2020, we will defer approximately $4.4 million of required 2020 contributions for our qualified pension plans until 2021.

NOTE 15. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

During 2020, changes in amounts included in our accumulated other comprehensive loss (AOCL) by component on our Condensed Consolidated Balance Sheets, net of tax, are:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Pension Plans
Balance at beginning of period	$101,524	$126,678	$117,028	$129,253
Net loss arising during the period	—	—	19,402	—
Effect of pension settlement	—	—	(31,811)	—
Amounts reclassified from AOCL to earnings	(2,654)	(2,497)	(5,749)	(5,072)
Balance at end of period	$98,870	$124,181	$98,870	$124,181
Other Postretirement Benefit Plans
Balance at beginning of period	$10,257	$27	$10,331	$(1,382)
Amounts reclassified from AOCL to earnings	(73)	1,489	(147)	2,898
Balance at end of period	$10,184	$1,516	$10,184	$1,516
Cash Flow Hedges
Balance at beginning of period	$58,525	$10,073	$20,000	$1,560
Net loss arising during the period	3,669	10,598	43,032	19,192
Amounts reclassified from AOCL to earnings	(1,822)	(181)	(2,660)	(262)
Balance at end of period	$60,372	$20,490	$60,372	$20,490
Accumulated other comprehensive loss, end of period	$169,426	$146,187	$169,426	$146,187

See Note 14: Pension and Other Postretirement Employee Benefits and Note 9: Derivative Instruments for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expected impacts of COVID-19 on our business and our ability to continue operations during the pandemic, fair value of hedging instruments and swaps, expected return on pension assets, recognition of compensation costs relating to our performance share awards and RSUs, required contributions to pension plans, expected amortization of unrecognized compensation cost of performance share awards and RSUs, amount of net losses on cash flow hedges expected to be reclassified into earnings in the next 12 months, expected tax payments and deferrals, anticipated share repurchases and dividend payments, expected liquidity, potential uses of our credit facility, the U.S. housing market, home repair and remodeling activity, the lumber and log markets, expected harvest volumes, expected lumber shipments, expected rural real estate and residential real estate development sales, including the closing of the sale of approximately 72,000 rural acres in the fourth quarter of 2020, the average price per acre and developed lot, sufficiency of cash to meet operating requirements, 2020 capital expenditures and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	changes in the United States and international economies;
•	changes in interest rates and discount rates;
•	credit availability including homebuyers’ ability to qualify for mortgages;
•	availability of labor and developable land;
•	changes in the level of residential and commercial construction and remodeling activity;
•	changes in tariffs, quotas and trade agreements involving wood products;
•	changes in demand for our products and real estate;
•	changes in production and production capacity in the forest products industry;
•	competitive pricing pressures for our products;
•	unanticipated manufacturing disruptions;
•	weather;
•	changes in the cost or availability of transportation;
•	changes in principle expenses;
•	impact of the recent coronavirus (COVID-19) outbreak on our business, suppliers, consumers, customers and employees; and
•	disruptions or inefficiencies in our supply chain and/or operations.

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

Our Company

We are a leading timberland real estate investment trust (REIT) with operations in seven states where we own approximately 1.8 million acres of timberland, six sawmills, an industrial grade plywood mill and real estate development projects.

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

Business and Economic Trends

In March 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Shortly thereafter, the United States declared a national emergency concerning the outbreak, and all states and several municipalities began to declare public health emergencies. These declarations resulted in a wide-range of actions taken to contain and combat the outbreak and spread of COVID-19 including quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to reduce or cease normal operations. Although the restrictions began to ease by the end of the second quarter, such directives are subject to change and may, depending on direction from local authorities and the pandemic’s effects on the public, require us, our suppliers or our customers to limit or suspend operations.

The United States Department of Homeland Security has designated the forest and wood products industry as an "essential critical infrastructure workforce," which recognizes the importance of these operations in supporting critical infrastructure and construction projects. The demand for timber is directly affected by the underlying demand for lumber and other wood-products, as well as by the demand for pulp, paper and packaging. Our Timberlands and Wood Products segments are impacted by demand for new homes in the United States and by repair and remodeling activity. The COVID-19 pandemic has introduced significant economic and business uncertainty, along with volatile financial market conditions during the first half of 2020 which is expected to continue into the future.

A housing construction slowdown in the spring due to social-distancing rules and delayed permits and inspections led to a massive destocking of lumber in the supply chain as well as significant curtailment of North American lumber manufacturing capacity. The atypical early spring pullback in lumber production coupled with strong demand led to an acute shortage that underpins a historic run in lumber prices that began in the second quarter and is continuing.

In our Wood Products segment, lumber shipments of 249 million board feet during the second quarter of 2020 were constrained by lower production hours, particularly in April when we lost a week of production at our Warren, Arkansas sawmill due to a tornado-caused power outage. For the third quarter of 2020, we plan to ship 270 to 280 million board feet of lumber and expect our average lumber price to be significantly higher in the third quarter compared to the second quarter.

The demand for our industrial grade plywood product line was adversely affected in the second quarter as these products are used in boat, recreational vehicle and furniture industries, many of which were forced to temporarily shut down. As a result, we temporarily suspended operations at our St. Maries, Idaho industrial plywood facility for three weeks and ran at a reduced operating posture for the balance of the second quarter after restarting production in May. Our plywood mill returned to normal operating posture in July 2020.

In our Timberlands segment, the Northern region experienced an increase in sawlog volume in the first half of 2020 because of favorable harvest conditions compared to the prior year. Southern pine sawlog prices remain stable and our harvest volumes improved in the first half of 2020 as a result of favorable harvest conditions. However, our Southern region harvest volumes were adversely impacted by third-party mill curtailments due to COVID-19 during the second quarter of 2020. We do not anticipate making up the pulpwood shortfall during the remainder of 2020. We expect total harvest volumes to be between 1.5 and 1.7 million tons in the third quarter of 2020. Because we index approximately 70% of our Idaho sawlogs to the price of lumber under long-term supply agreements, we expect Idaho sawlog prices to increase significantly in the third quarter.

On June 21, 2020, we announced an agreement to sell approximately 72,000 acres of rural timberland in Minnesota to The Conservation Fund (TCF) for approximately $48.0 million in cash, subject to certain adjustments as defined in the agreement. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2020. For the year, we expect to sell 93,000 to 97,000 acres of rural land, including the 72,000-acre Minnesota transaction. Residential and commercial sales in Chenal Valley mainly follow the national housing market trends but do experience microeconomic factors for the area including economic growth and the availability of builders, contractors and workforce to support development efforts. We expect the economic impacts from COVID-19 to negatively affect our Chenal Valley real estate development sales. We anticipate selling approximately 20 residential lots in the third quarter of 2020.

Finally, we anticipate our current cash balances, cash flows from operations and our available sources of liquidity will be more than adequate to meet our cash requirements. At June 30, 2020 we had approximately $81.0 million in cash and cash equivalents and availability of $379.0 million on our revolving line of credit. Additionally, expected net proceeds from the Minnesota timberlands transaction discussed above will further enhance our liquidity position and flexibility. As the impact of COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. See Liquidity and Capital Resources section below for further discussion of our liquidity.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Revenues	$181,555	$215,581	$(34,026)	$390,435	$397,297	$(6,862)
Costs and expenses:
Cost of goods sold	149,836	175,673	(25,837)	321,882	329,888	(8,006)
Selling, general and administrative expenses	16,811	14,952	1,859	31,018	31,522	(504)
Gain on sale of facility	—	—	—	—	(9,176)	9,176
	166,647	190,625	(23,978)	352,900	352,234	666
Operating income	14,908	24,956	(10,048)	37,535	45,063	(7,528)
Interest expense, net	(8,339)	(7,882)	(457)	(12,037)	(13,346)	1,309
Loss on extinguishment of debt	—	—	—	—	(5,512)	5,512
Pension settlement charge	—	—	—	(42,988)	—	(42,988)
Non-operating pension and other postretirement benefit costs	(3,478)	(889)	(2,589)	(7,113)	(1,869)	(5,244)
Income (loss) before income taxes	3,091	16,185	(13,094)	(24,603)	24,336	(48,939)
Income taxes	(453)	952	(1,405)	10,409	(639)	11,048
Net income (loss)	$2,638	$17,137	$(14,499)	$(14,194)	$23,697	$(37,891)
Total Adjusted EBITDDA[1]	$35,373	$49,080	$(13,707)	$82,944	$77,332	$5,612

[1]	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

Second Quarter 2020 Compared with Second Quarter 2019

Revenues

Revenues were $181.6 million, a decrease of $34.0 million compared with the second quarter of 2019. Declines in lumber and plywood shipments, rural acres sold, and development real estate lot sales were partially offset by increases in lumber prices, Northern sawlog prices and Southern harvest volumes.

Cost of goods sold

Cost of goods sold decreased $25.8 million compared with the second quarter of 2019 due primarily to lower lumber shipments and the temporary curtailment and reduced operating posture at our plywood facility.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.9 million compared with the second quarter of 2019 primarily as a result of mark-to-market adjustments for deferred equity compensation plans and higher estimated performance-based variable compensation.

Non-operating pension and other postretirement benefit costs

Non-operating pension and other postretirement benefit costs increased $2.6 million compared to the second quarter of 2019. This increase was because prior service credits of $1.9 million per quarter were fully amortized at the end of 2019. Non-operating pension and other postretirement benefit costs were also impacted by a decrease in the discount rate used to determine the benefit obligations and a decrease in expected return on plan assets.

Income taxes

Income taxes for the second quarter of 2020 was a $0.5 million income tax expense compared with $1.0 million income tax benefit for the second quarter of 2019. Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the three months ended June 30, 2020, the TRS’s pre-tax income was $1.5 million. For the same period in 2019, the TRS’s loss before income tax was $6.5 million.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the second quarter of 2020 decreased $13.7 million compared to the second quarter of 2019. The decrease in Total Adjusted EBITDDA was driven primarily by decreased operating results in our Real Estate segment as 2019 included a large sale in Arkansas with no similar sales during the second quarter of 2020. Refer to the Business Segment Results below for further discussions on activities for each of our segments.

Year to Date 2020 Compared with Year to Date 2019

Revenues

Revenues were $390.4 million, a decrease of $6.9 million compared with the first half of 2019. Revenues in the first half of 2019 included revenues related to our Deltic Medium Density Fiberboard (MDF) facility that we sold in the first quarter of 2019 and a 1,787-acre rural real estate sale for $11,000 per acre with no similar transactions in the first half of 2020. In addition, we shipped less plywood in 2020 due to a temporary curtailment and reduced operating posture. These decreases were mostly offset by increased lumber prices, lumber shipments, sawlog prices in the Northern Region and harvest volumes.

Cost of goods sold

Cost of goods sold decreased $8.0 million compared with the same period in 2019 primarily due to the temporary curtailment and reduced operating posture at our plywood facility during the second quarter of 2020 and because 2019 included approximately 1.5 months of activity related to the Deltic MDF Facility. These decreases were partly offset by increased harvest activities and increased lumber shipments.

Gain on sale of facility

In February 2019 we closed on the sale of our Deltic MDF facility to Roseburg Forest Products Co. for $92.0 million, before certain working capital adjustments, resulting in a $9.2 million pre-tax gain on sale.

Interest expense, net

Net interest expense decreased $1.3 million compared with the first half of 2019 primarily due to the refinancing of $150.0 million of 7.5% Senior Notes (Senior Notes) during the first quarter of 2019.

Loss on extinguishment of debt

As part of the $150.0 million Senior Notes redemption during the first quarter of 2019 we incurred a redemption premium of $4.9 million and wrote off certain unamortized debt costs.

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

Non-operating pension and other postretirement benefit costs

Non-operating pension and other postretirement benefit costs increased $5.2 million compared to the first half of 2019. This increase was because prior service credits of $1.9 million per quarter were fully amortized at the end of 2019. Non-operating pension and other postretirement benefit costs were also impacted by a decrease in the discount rate used to determine the benefit obligations and a decrease in expected return on plan assets.

Income taxes

Income taxes for the first half of 2020 was a $10.4 million income tax benefit compared with a $0.6 million income tax expense for the first half of 2019. Income taxes are primarily due to income or loss from our taxable REIT subsidiaries (TRS). For the six months ended June 30, 2020, the TRS’s loss before income tax was $41.3 million, which included a $43.0 million pension settlement charge. For the same period in 2019, the TRS’s income before income tax was $0.7 million which included the gain on sale of the Deltic MDF facility.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first half of 2020 increased $5.6 million compared to the first half of 2019. The increase in Total Adjusted EBITDDA was driven primarily by increased operating results in our Timberlands and Wood Products business segments partially offset by a decrease in rural real estate acres and development lots sold in our Real Estate segment. Refer to the Business Segment Results below for further discussions on activities for each of our segments.

Business Segment Results

Timberlands Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Revenues[1]	$67,345	$66,881	$464	$149,770	$135,039	$14,731
Costs and expenses:
Logging and hauling	31,655	30,536	1,119	70,259	63,452	6,807
Other	8,277	8,530	(253)	15,568	15,194	374
Selling, general and administrative expenses	1,754	1,684	70	3,302	3,412	(110)
Timberlands Adjusted EBITDDA[2]	$25,659	$26,131	$(472)	$60,641	$52,981	$7,660

[1]

Prior to elimination of intersegment fiber revenues of $25.1 million and $25.8 million for the three months ended June 30, 2020 and 2019, and $54.6 million and $50.7 million for the six months ended June 30, 2020 and 2019, respectively.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 5: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
Harvest Volumes (in tons)	2020	2019	Change	2020	2019	Change
Northern region
Sawlog	302,917	324,556	(21,639)	736,787	698,421	38,366
Pulpwood	31,463	30,520	943	69,264	79,163	(9,899)
Stumpage	—	—	—	23,178	7,376	15,802
Total	334,380	355,076	(20,696)	829,229	784,960	44,269

Southern region
Sawlog	490,754	448,918	41,836	1,039,221	861,752	177,469
Pulpwood	372,234	341,909	30,325	739,333	715,173	24,160
Stumpage	100,231	22,807	77,424	190,468	65,156	125,312
Total	963,219	813,634	149,585	1,969,022	1,642,081	326,941

Total harvest volume	1,297,599	1,168,710	128,889	2,798,251	2,427,041	371,210

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$101	$94	$7	$98	$90	$8
Pulpwood	$39	$38	$1	$39	$41	$(2)
Stumpage	$—	$—	$—	$14	$14	$—

Southern region
Sawlog	$43	$47	$(4)	$43	$46	$(3)
Pulpwood	$29	$33	$(4)	$30	$32	$(2)
Stumpage	$8	$6	$2	$9	$7	$2

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs charged to the customer. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019:

(in thousands)	Three Months Ended	Six Months Ended
Timberlands Adjusted EBITDDA June 30, 2019	$26,131	$52,981
Sales price and mix	(2,561)	828
Harvest volume	1,947	7,584
Other revenue	(284)	92
Logging and hauling costs per unit	244	(580)
Forest management	282	(273)
Administrative, indirect and overhead costs	(100)	9
Timberlands Adjusted EBITDDA June 30, 2020	$25,659	$60,641

Second Quarter 2020 Compared with Second Quarter 2019

Timberlands Adjusted EBITDDA for the second quarter of 2020 decreased $0.5 million compared with the same period in 2019, primarily as a result of the following:

•

Sales Price and Mix: Stronger Northern sawlog price realizations were more than offset by a shift in mix to more volume in the Southern region coupled with a decrease in Southern sawlog price realizations. This drove the unfavorable price variance. Sawlog prices in the Northern region increased 7.4%, to $101 per ton resulting from the effect of higher lumber price realizations on indexed sawlogs and favorable cedar prices in Idaho. Southern sawlog pricing decreased 8.5% compared to the second quarter of 2019, during which supply constraints caused by wet weather drove up pricing.

•

Harvest Volume: We harvested 963 thousand tons in the Southern region during the second quarter of 2020, which was up 18.4% compared to the second quarter of 2019. The increase was primarily due to favorable harvest conditions compared to the second quarter of 2019 which experienced wet weather.

Year to Date 2020 Compared with Year to Date 2019

Timberlands Adjusted EBITDDA for the first half of 2020 increased $7.7 million compared with the same period in 2019, primarily as a result of the following:

•

Sales Price and Mix: Sawlog prices in the Northern region increased 8.9%, to $98 per ton resulting from the effect of higher lumber price realization on indexed sawlogs and favorable cedar prices in Idaho. Southern sawlog pricing decreased 6.5% year on year as a result of timber supply constraints caused by wet weather which drove up pricing during the first half of 2019.

•

Harvest Volume: We harvested 2.0 million tons in the Southern region during the first half of 2020, which was up 19.9% compared to the first half of 2019. The increase was primarily due to improved harvest conditions compared to the first half of 2019 which experienced wet weather conditions. Harvest volume increased 5.6% in the Northern region compared to the first half of the 2019 as a result of favorable harvest conditions in the first quarter of 2020.

Wood Products Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Revenues	$126,216	$138,030	$(11,814)	$271,216	$270,336	$880
Costs and expenses[1]
Fiber costs	58,950	68,988	(10,038)	123,962	138,015	(14,053)
Freight, logging and hauling	13,522	17,729	(4,207)	30,924	33,953	(3,029)
Manufacturing costs	41,951	45,080	(3,129)	86,955	92,521	(5,566)
Finished goods inventory change	(1,898)	6,213	(8,111)	(7)	(3,879)	3,872
Selling, general and administrative expenses	2,779	2,093	686	5,050	4,543	507
Other	5	(2)	7	196	28	168
Wood Products Adjusted EBITDDA[2]	$10,907	$(2,071)	$12,978	$24,136	$5,155	$18,981

[1]

Prior to elimination of intersegment fiber costs of $25.1 million and $25.8 million for the three months ended June 30, 2020 and 2019, and $54.6 million and $50.7 million for the six months ended June 30, 2020 and 2019, respectively.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 5: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Lumber shipments (MBF)[1]	249,239	272,523	(23,284)	532,206	510,926	21,280
Lumber sales prices ($ per MBF)	$412	$378	$34	$404	$379	$25

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019:

(in thousands)	Three Months Ended	Six Months Ended
Wood Products Adjusted EBITDDA June 30, 2019	$(2,071)	$5,155
Lumber:
Price	9,556	13,476
Manufacturing costs per unit	(952)	(2,900)
Log costs per unit	1,244	3,150
Inventory charge	7,396	7,396
Residuals, panels and other	(4,266)	(2,141)
Wood Products Adjusted EBITDDA June 30, 2020	$10,907	$24,136

Second Quarter 2020 Compared with Second Quarter 2019

Wood Products Adjusted EBITDDA for the second quarter of 2020 increased $13.0 million compared with the same period in 2019 primarily as a result of the following:

•	Lumber Price: Average lumber sales prices increased to $412 per MBF compared with $378 per MBF during the second quarter of 2019.
•

Manufacturing Cost Per Unit: Reduced operating hours in the second quarter, particularly in April when we lost a week of production at our Warren, Arkansas sawmill due to a tornado-caused power outage, led to higher manufacturing costs per unit during the second quarter of 2020 compared to 2019.

•

Inventory Charge:  Lumber inventory at the end of the second quarter of 2019 was written down $7.4 million to net realizable value. There were no inventory charges at the end of the second quarter of 2020.

•

Log Costs Per Unit: Lower log costs quarter on quarter were driven by our Southern mills which experienced higher log costs during the second quarter of 2019 because unusually wet weather constrained supply and led to increased log prices.

•

Residual Sales, Panels and Other: Decreased shipments at our industrial grade plywood mill as a result of a temporary production curtailment and reduced residual revenue as a result of lower sawmill production negatively impacted Adjusted EBITDDA during second quarter of 2020.

Year to Date 2020 Compared with Year to Date 2019

Wood Products Adjusted EBITDDA for the first half of 2020 increased $19.0 million compared with the same period in 2019 primarily as a result of the following:

•	Lumber Price: Average lumber sales prices increased to $404 per MBF compared with $379 per MBF during the first half of 2019.
•

Manufacturing Cost Per Unit: Reduced operating hours in 2020, particularly in April when we lost a week of production at our Warren, Arkansas sawmill due to a tornado-caused power outage, led to higher manufacturing costs per unit.

•

Log Costs Per Unit:   Log costs per unit were lower due to our Southern mills experiencing higher log costs during the first half of 2019 as unusually wet weather led to supply constraints and drove up log prices. In addition, log inventories in Idaho are built during the third and fourth quarter of each year to ensure an adequate level of log inventories for spring breakup when harvest activities are restricted. During the first half of 2019, log costs per-unit in Idaho were higher than during the first half of 2020 because indexed sawlog prices were higher during the 2018 log inventory build utilized in 2019 compared to the 2019 log inventory build utilized in 2020.

•

Inventory Charge:  Lumber inventory at the end of the second quarter of 2019 was written down $7.4 million to net realizable value. There were no inventory charges at the end of the second quarter of 2020.

•

Residual Sales, Panels and Other: Decreased shipments at our industrial grade plywood mill as a result of a temporary production curtailment negatively impacted Adjusted EBITDDA which more than offset impacts in 2019 from the operations at the Deltic MDF facility, which we sold in February 2019.

Real Estate Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Revenues	$13,105	$36,432	$(23,327)	$24,074	$42,596	$(18,522)
Costs and expenses
Costs of goods sold	2,610	3,787	(1,177)	5,041	6,041	(1,000)
Selling, general and administrative expenses	1,239	1,329	(90)	2,437	2,536	(99)
Real Estate Adjusted EBITDDA[1]	$9,256	$31,316	$(22,060)	$16,596	$34,019	$(17,423)

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 5: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended June 30,
	2020		2019
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	2,257	$2,545	2,497	$8,551
Recreation real estate	2,216	$1,364	1,637	$1,382
Non-strategic timberland	1,064	$1,045	8,241	$813
Total	5,537	$1,784	12,375	$2,450

	Six Months Ended June 30,
	2020		2019
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	2,887	$2,676	3,257	$7,302
Recreation real estate	3,096	$1,404	2,779	$1,315
Non-strategic timberland	3,993	$1,277	8,681	$818
Total	9,976	$1,721	14,717	$2,347

Development Real Estate	Three Months Ended June 30,
	2020		2019
	Lots Sold	Average Price/ Lot	Lots Sold	Average Price/ Lot
Residential lots	17	$97,059	44	$85,345

	Six Months Ended June 30,
	2020		2019
	Lots Sold	Average Price/ Lot	Lots Sold	Average Price/ Lot
Residential lots	40	98,550	51	$86,825

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019:

(in thousands)	Three Months Ended	Six Months Ended
Real Estate Adjusted EBITDDA June 30, 2019	$31,316	$34,019
Rural real estate sales	(20,435)	(17,363)
Development real estate sales	(2,892)	(1,160)
Selling, general and administrative expenses	90	100
Other costs, net	1,177	1,000
Real Estate Adjusted EBITDDA June 30, 2020	$9,256	$16,596

Second Quarter 2020 Compared with Second Quarter 2019

Real Estate Adjusted EBITDDA for the second quarter of 2020 decreased $22.1 million compared with the same period in 2019 primarily as a result of the following:

•

Rural Real Estate Sales: Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix. The second quarter of 2019 included a sale of 1,787 acres outside of Little Rock, Arkansas for $11,000 per acre. The second quarter of 2019 also included the sale of 8,000 acres of non-strategic timberlands in Minnesota to a conservation entity representing the second part of a multi-year option with this entity. There were no comparable transactions in 2020.

•

Development Real Estate Sales: During the second quarter of 2020 we sold 17 residential lots at an average lot price of $97,059 at Chenal Valley compared to 44 lots at an average lot price of $85,345 during the second quarter of 2019.

Year to Date 2020 Compared with Year to Date 2019

Real Estate Adjusted EBITDDA for the first half of 2020 decreased $17.4 million compared with the same period in 2019 primarily as a result of the following:

•

Rural Real Estate Sales: The first half of 2019 included the 1,787-acre sale in Arkansas and the 8,000-acre non-strategic timberlands sale in Minnesota with no comparable transactions in the first half of 2020.

•

Development Real Estate Sales: During the first half of 2020 we sold 40 residential lots at an average lot price of $98,550 at Chenal Valley compared to 51 lots at an average lot price of $86,825 during the first half of 2019.

Liquidity and Capital Resources

Changes in significant sources of cash for the six months ended June 30, 2020 and 2019 are presented by categories as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$87,943	$67,521
Net cash (used in) provided by investing activities	$(19,688)	$35,256
Net cash used in financing activities	$(69,575)	$(84,248)

Net Cash Flows from Operations

Net cash provided by operating activities increased $20.4 million compared to the first half of 2019. Changes in cash provided by operating activities was impacted by the following:

•

Cash received from customers increased $0.5 million. Harvest activities, lumber prices and lumber shipments were all higher in 2020. These increases were mostly offset by the temporary curtailment of our industrial plywood mill during the second quarter of 2020. Additionally, 2019 included an Arkansas rural land sale for $19.6 million and 1.5 months of activity at the Deltic MDF facility prior to its sale. There were no comparable activities in 2020.

•

Cash payments to vendors decreased $18.6 million primarily due to the temporary curtailment of our industrial plywood mill during the second quarter of 2020, whereas operations in 2019 included 1.5 months of activity at the Deltic MDF facility prior to its sale. These decreases were partly offset by payments associated with increased harvest activities.

•

Net cash paid for interest decreased $3.1 million primarily due to increased patronage dividends from our lenders and lower net interest costs as a result of refinancing our $150.0 million Senior Notes during the first quarter of 2019.

•	Tax payments were $1.5 million during the first half of 2020 compared to tax refunds of $0.6 million during the first half of 2019.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•

We spent $18.1 million on capital expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first half of 2020 compared to $23.7 million during the first half of 2019.

•	We spent $4.7 million on timberland acquisitions during the first half of 2020 compared to $0.3 million during the first half of 2019.
•

We received $58.8 million of net cash proceeds from the Deltic MDF facility sale in February 2019. Additionally, we received $1.0 million in the first quarter of 2020 related to the satisfaction of certain covenants associated with the Deltic MDF facility sale.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•

During the first half of 2020 we repurchased 489,850 shares of our common stock totaling $15.4 million compared to 686,240 shares repurchased totaling $25.2 million during the first half of 2019. This reduced our distributions to shareholders slightly from $53.9 million in the first half of 2019 to $53.7 million in the comparable 2020 period.

•

In January 2019, we refinanced $150.0 million of Senior Notes due in 2019 with a $150.0 million variable rate term loan that will mature in 2029. Upon the refinancing, we redeemed and paid all outstanding Senior Notes, including a redemption premium of $4.9 million.

Future Cash Requirements

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on an expected level of return on investment. While we currently expect to spend a total of approximately $40 to $44 million for capital expenditures during 2020, we are reviewing options to pull some 2021 high return mill projects forward to this year.

We are deferring payments of approximately $8.4 million for our 2020 employer portion of social security payroll tax and contributions to qualified pension plans as allowed under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). These payments will be funded in 2021 and 2022 as required under the CARES Act.

On August 30, 2018, the board of directors authorized the repurchase of up to $100.0 million of common stock with no time limit set for the repurchase. At June 30, 2020, we had remaining authorization of $59.5 million for future stock repurchase under the 2018 Repurchase Program. Stock repurchases in the future will depend on a variety of factors including our cash position, alternative investment opportunities, our desired level of liquidity, debt covenant restrictions and our stock price.

On June 21, 2020, we announced an agreement to sell approximately 72,000 acres of rural timberland in Minnesota to The Conservation Fund (TCF) for approximately $48.0 million in cash, subject to certain adjustments as defined in the agreement. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2020.

Capital Structure

(in thousands)	June 30, 2020	December 31, 2019
Long-term debt	$756,989	$756,469
Cash and cash equivalents	(80,987)	(83,310)
Net debt	676,002	673,159
Market capitalization[1]	2,543,104	2,908,653
Enterprise value	$3,219,106	$3,581,812

Net debt to enterprise value	21.0%	18.8%
Dividend yield[2]	4.2%	3.7%
Weighted-average cost of debt, after tax[3]	3.3%	3.3%

[1]	Market capitalization is based on outstanding shares of 66.9 million and 67.2 million times closing share prices of $38.03 and $43.27 as of June 30, 2020, and December 31, 2019, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.60 and share prices of $38.03 and $43.27 as of June 30, 2020, and December 31, 2019, respectively.
[3]	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

We reconcile Total Adjusted EBITDDA to net income (loss) for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income (loss) to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$2,638	$17,137	$(14,194)	$23,697
Interest expense, net	8,339	7,882	12,037	13,346
Income taxes	453	(952)	(10,409)	639
Depreciation, depletion and amortization	17,765	16,727	36,403	32,524
Basis of real estate sold	2,693	7,427	9,191	8,983
Loss on extinguishment of debt	—	—	—	5,512
Pension settlement charge	—	—	42,988	—
Non-operating pension and other postretirement benefit costs	3,478	889	7,113	1,869
Gain on sale of facility	—	—	—	(9,176)
Loss (gain) on disposal of fixed assets	7	(30)	(185)	(62)
Total Adjusted EBITDDA	$35,373	$49,080	$82,944	$77,332

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

The following table provides a reconciliation of cash provided by operating activities to CAD:

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash provided by operating activities[1]	$87,943	$67,521
Capital expenditures	(22,801)	(23,970)
CAD	$65,142	$43,551
Net cash (used in) provided by investing activities[2]	$(19,688)	$35,256
Net cash used in financing activities	$(69,575)	$(84,248)

[1]	Cash from operating activities for the six months ended June 30, 2020 and 2019 includes cash paid for real estate development expenditures of $2.5 million and $4.5 million, respectively.
[2]	Net cash from investing activities includes payments for capital expenditures and acquisition of timber and timberlands, which is also included in our reconciliation of CAD.

Sources of Financing

Credit and Term Loan Agreements

At June 30, 2020, our total outstanding net long-term debt was $757.0 million, of which $46.0 million matures in December 2020. Included in total outstanding long-term debt was $693.5 million of term loan principal balances under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender. Certain borrowings under the Amended Term Loan Agreement are at variable rates of one or three-month LIBOR plus a spread between 1.85% and 2.15%. We entered into interest rate swaps for these variable rate term loans to fix the interest rates.

At June 30, 2020 there were no borrowings under our $380.0 million revolving line of credit and approximately $1.0 million of the revolving line of credit was utilized for outstanding letters of credit. As provided in the revolving line of credit agreement, borrowings may be increased by up to an additional $420.0 million. We may utilize borrowings under the credit facility to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

As of June 30, 2020, we were in compliance with all debt and credit agreement covenants. The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of June 30, 2020:

	Covenant Requirement		Actual at June 30, 2020
Interest coverage ratio	≥	3.00 to 1.00	6.28
Leverage ratio	≤	40%	21%

Contractual Obligations

In March 2020, we entered into $653.5 million of forward starting interest rate swaps. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on future debt refinancing by locking fixed interest rates on our anticipated future refinancing of $653.5 million of term loan debt maturing December 2020 through January 2029. The fixed interest rate components for these forward starting interest rate swaps range from 0.85% to 1.17%. The variable rate component on these forward starting interest rate swaps is 1-month LIBOR. Accordingly, the forward starting rate swaps were designated as cash flow hedges. In addition, these cash flow hedges require settlement on the stated maturity date for each respective term loan currently outstanding. See Note 9: Derivatives in the Notes to Condensed Consolidated Financial Statements for additional information.

Other than these new forward starting interest rate swaps there have been no material changes to our contractual obligations during the six months ended June 30, 2020 outside the ordinary course of business.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt investment grade. There have been no changes in our credit rating during the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

Critical Accounting Policies and Estimates

There have been no significant changes during 2020 to our critical accounting policies presented in our 2019 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure on financial instruments includes interest rate risk on our bank credit facility, term loans, interest rate swap agreements and forward-starting interest rate swap agreements. We are exposed to interest rate volatility on existing variable rate debt instruments and future incurrences of fixed or variable rate debt, which exposure primarily relates to movements in various interest rates. We use interest rate swaps and forward starting interest rate swaps to hedge our exposure to the impact of interest rate changes on existing debt and future debt issuances, respectively. All market risk sensitive instruments were entered into for purposes other than trading purposes.

At June 30, 2020, we have six interest rate swaps associated with $397.5 million of term loan debt. The cash flow hedges convert variable rates ranging from three-month and one-month LIBOR plus 1.85% to 2.15%, to fixed rates ranging from 3.17% to 4.82%. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge.

In March 2020, we entered into $653.5 million of forward starting interest rate swaps. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on future debt refinancing by locking fixed interest rates on our anticipated future refinancing of $653.5 million of term loan debt maturing December 2020 through January 2029. The fixed interest rate components for these forward starting interest rate swaps range from 0.85% to 1.17%. The variable rate component on these forward starting interest rate swaps is one-month LIBOR. Accordingly, the forward starting rate swaps were designated as cash flow hedges. In addition, these cash flow hedges require settlement on the stated maturity date for each respective term loan currently outstanding.

At June 30, 2020, the total outstanding principal balance on our debt agreements was $762.2 million. Interest rates on all outstanding debt is fixed, either through a fixed interest rate or corresponding interest rate swap.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2020. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of June 30, 2020.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. The following discussion supplements and updates the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. The impacts of the COVID-19 pandemic on the economy is affecting and is expected to continue to affect our business and financial results and should be considered carefully, in addition to the information set forth elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year-ended December 31, 2019, including under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Events beyond our control such as pandemics (including the COVID-19 outbreak) could negatively impact our business.

In March 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Shortly thereafter, the United States declared a national emergency concerning the outbreak, and all states and several municipalities subsequently declared public health emergencies. These declarations have resulted in a wide-range of actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19. Such actions included quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These restrictions have prevented or significantly restricted us, our employees, vendors and customers from conducting some or all business activities for an indefinite period of time. Under the governmental restrictions put in place, our Timberlands and Wood Products segments were designated as an essential business in states that had issued stay-at-home orders and as such, we have continued to operate each of our businesses at full capacity where market conditions allow while maintaining the health and safety of our employees, contractors, suppliers and customers. This outbreak has spread widely throughout the United States and while governmental restrictions began to ease by the end of the second quarter in several states, they are subject to change and may, depending on direction from local authorities and the pandemic’s effects on the public, require us, our suppliers or our customers to limit or suspend operations.

We have introduced measures to protect the health and well-being of our workforce and customers. Such measures include, among other things, encouraging office employees to work remotely where their duties allow, restricting travel and group meetings, increasing the frequency of cleaning and disinfecting, screening visitors and vendors at our locations, implementing mask-wearing protocols, and requiring physical distancing where it is practical. However, such measures will not be sufficient to eliminate all exposure to the COVID-19 virus. We have experienced exposure to the virus at certain of our facilities. We have implemented plans and procedures in the event of a workplace exposure to aid in the protection of our workforce including a temporary shutdown of certain production areas in the facility in order to perform proper cleaning and disinfection procedures. If additional exposures to the virus occur in the future we may be required to temporarily shut down certain operations for additional cleaning and disinfecting.

Pandemics, such as COVID-19, that bring about widespread national or global economic hardship, have had and will have impacts on pricing and demand for our timber, lumber, and real estate businesses. We have experienced and expect to continue to experience unpredictable demand for certain of our products and continue to adjust production as necessary to match demand. There have been adverse effects on the demand for our products and disruptions to our supply chain, the manufacturing and distribution of our timber and wood products and demand for our real estate properties, all of which could worsen in the future. We are actively monitoring the COVID-19 outbreak and its potential impact on our operations, workforce, supply chain and our consolidated results of operations.

Our predictions about the impact that COVID-19 will have on our business, financial condition, or results of operations may not be accurate as they depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include, but are not limited to, the severity of the virus’s impact on the economy, the future geographic spread or mutation of COVID-19 or the outbreak of another virulent disease, continuation of or changes in governmental responses to disease outbreak, the duration of disease outbreak, the timing and effectiveness of treatment and testing options, including availability of a vaccine, and consequential restrictions, business disruptions, the effectiveness of responsive actions taken in the United States and other countries to contain the disease and actions that may be taken by our competitors, suppliers or customers. A recession, further market correction, or depression resulting from the spread of COVID-19 could materially affect our business, financial condition, results of operations, liquidity, our stock price and access to capital markets. The impact of COVID-19 or other virulent disease may also trigger the occurrence, or exacerbate, other risks discussed in Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material adverse effect on our business, results of operation, cash flows and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). During the six months ended June 30, 2020, we repurchased 489,850 shares of common stock for $15.4 million (including transaction costs) under the 2018 Repurchase Program. Transaction costs are not counted against authorized funds. All common stock purchases were made in open-market transactions. At June 30, 2020, we had remaining authorization of $59.5 million for future stock repurchases under the 2018 Repurchase Program.

The following table provides information with respect to purchases of common stock made by the company during second quarter 2020:

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 - April 30	—	$—	—	$62,504,102
May 1 - May 31	88,933	$33.81	88,933	$59,496,899
June 1 - June 30	—	$—	—	$59,496,899
Total	88,933		88,933

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
(3)(a)*	Third Restated Certificate of Incorporation of the Registrant, effective February 20, 2018, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.
(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.
(4)	See Exhibits (3)(a) and (3)(b). The registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.
(101)

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30 2020, filed on July 31, 2020 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019 and (vi) the Notes to Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ WAYNE WASECHEK
Wayne Wasechek
Corporate Controller (Duly Authorized; Principal Accounting Officer)

Date:	July 31, 2020