Form 10-Q
period 2020-09-30
POTLATCHDELTIC CORP
filed 2020-10-30
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of October 28, 2020 was 66,873,051.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenues	$313,046	$226,302	$703,481	$623,599
Costs and expenses:
Cost of goods sold	182,039	182,634	503,921	512,522
Selling, general and administrative expenses	21,046	12,472	52,064	43,994
Gain on sale of facility	—	—	—	(9,176)
	203,085	195,106	555,985	547,340
Operating income	109,961	31,196	147,496	76,259
Interest expense, net	(8,557)	(8,475)	(20,594)	(21,821)
Loss on extinguishment of debt	—	—	—	(5,512)
Pension settlement charge	—	—	(42,988)	—
Non-operating pension and other postretirement employee benefit costs	(3,557)	(935)	(10,670)	(2,804)
Income before income taxes	97,847	21,786	73,244	46,122
Income taxes	(16,840)	(1,221)	(6,431)	(1,860)
Net income	$81,007	$20,565	$66,813	$44,262

Net income per share:
Basic	$1.21	$0.30	$0.99	$0.65
Diluted	$1.20	$0.30	$0.99	$0.65
Dividends per share	$0.40	$0.40	$1.20	$1.20
Weighted-average shares outstanding:
Basic	67,149	67,446	67,263	67,781
Diluted	67,528	67,545	67,535	67,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$81,007	$20,565	$66,813	$44,262
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits:
Net loss arising during the period, net of tax benefit of $0, $0, $6,817 and $0	—	—	(19,402)	—
Effect of pension settlement, net of tax benefit of $0, $0, $11,177 and $0	—	—	31,811	—
Amortization of prior service credit included in net income, net of tax benefit of $75, $562, $227 and $1,684	(215)	(1,598)	(645)	(4,792)
Amortization of actuarial loss included in net income, net of tax expense of $1,111, $943, $3,334 and $2,829	3,163	2,685	9,489	8,053
Cash flow hedges, net of tax expense (benefit) of $763, $(387), $(1,043) and $(1,300)	11,332	(6,978)	(29,040)	(25,908)
Other comprehensive income (loss), net of tax	14,280	(5,891)	(7,787)	(22,647)
Comprehensive income	$95,287	$14,674	$59,026	$21,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$148,919	$83,310
Customer receivables, net	50,084	14,167
Inventories, net	58,572	65,781
Other current assets	21,090	20,183
Total current assets	278,665	183,441
Property, plant and equipment, net	289,305	286,383
Investment in real estate held for development and sale	74,216	74,233
Timber and timberlands, net	1,608,026	1,638,663
Intangible assets, net	16,465	17,049
Other long-term assets	31,236	35,290
Total assets	$2,297,913	$2,235,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$108,425	$60,577
Current portion of long-term debt	45,995	45,974
Current portion of pension and other postretirement employee benefits	6,701	6,701
Total current liabilities	161,121	113,252
Long-term debt	711,254	710,495
Pension and other postretirement employee benefits	139,022	115,463
Deferred tax liabilities, net	12,202	20,165
Other long-term obligations	78,237	48,853
Total liabilities	1,101,836	1,008,228
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued and outstanding 66,872 and 67,221 shares	66,872	67,221
Additional paid-in capital	1,672,351	1,666,299
Accumulated deficit	(388,000)	(359,330)
Accumulated other comprehensive loss	(155,146)	(147,359)
Total stockholders’ equity	1,196,077	1,226,831
Total liabilities and stockholders' equity	$2,297,913	$2,235,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,813	$44,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	57,809	52,589
Basis of real estate sold	14,440	14,211
Gain on sale of facility	—	(9,176)
Loss on extinguishment of debt	—	5,512
Change in deferred taxes	(14,387)	(16,943)
Pension and other postretirement employee benefits	17,750	8,907
Pension settlement charge	42,988	—
Equity-based compensation expense	5,928	5,362
Other, net	(544)	(2,692)
Change in working capital and operating-related activities, net	12,706	13,745
Real estate development expenditures	(4,200)	(5,738)
Funding of pension and other postretirement employee benefits	(8,458)	(4,612)
Net cash provided by operating activities	190,845	105,427

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(14,666)	(25,596)
Timberlands reforestation and roads	(12,345)	(13,269)
Acquisition of timber and timberlands	(4,738)	(278)
Proceeds on sale of facility	1,000	58,793
Proceeds on disposition of property, plant and equipment	335	2,017
Other, net	2,149	520
Net cash (used in) provided by investing activities	(28,265)	22,187

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(80,434)	(80,834)
Repurchase of common stock	(15,364)	(25,173)
Proceeds from issuance of long-term debt	—	150,000
Repayment of long-term debt	—	(150,000)
Premiums and fees on debt retirement	—	(4,865)
Other, net	(1,032)	(393)
Net cash used in financing activities	(96,830)	(111,265)
Change in cash, cash equivalents and restricted cash	65,750	16,349
Cash, cash equivalents and restricted cash at beginning of period	84,254	79,441
Cash, cash equivalents and restricted cash at end of period	$150,004	$95,790

NONCASH INVESTING AND FINANCING ACTIVITIES
Long-term debt assumed by buyer in sale of facility	$—	$29,000
Accrued property, plant and equipment additions	$3,785	$453
Accrued timberlands reforestation and roads	$1,536	$1,406

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2020	September 30, 2019
Cash and cash equivalents	$148,919	$94,747
Restricted cash included in other long-term assets[1]	1,085	1,043
Total cash, cash equivalents, and restricted cash	$150,004	$95,790

[1]	Amounts included in restricted cash represent proceeds held by a qualified intermediary that are intended to be reinvested in timber and timberlands.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2019	67,221	$67,221	$1,666,299	$(359,330)	$(147,359)	$1,226,831
Net loss	—	—	—	(16,832)	—	(16,832)
Shares issued for stock compensation	131	131	(131)	—	—	—
Equity-based compensation expense	—	—	1,885	—	—	1,885
Pension plans and OPEB obligations	—	—	—	—	15,578	15,578
Cash flow hedges	—	—	—	—	(38,525)	(38,525)
Common dividends, $0.40 per share	—	—	—	(26,941)	—	(26,941)
Repurchase of common stock	(401)	(401)	—	(11,954)	—	(12,355)
Other transactions, net	—	—	69	(96)	—	(27)
Balance, March 31, 2020	66,951	$66,951	$1,668,122	$(415,153)	$(170,306)	$1,149,614
Net income	—	—	—	2,638	—	2,638
Shares issued for stock compensation	9	9	(9)	—	—	—
Equity-based compensation expense	—	—	1,980	—	—	1,980
Pension plans and OPEB obligations	—	—	—	—	2,727	2,727
Cash flow hedges	—	—	—	—	(1,847)	(1,847)
Common dividends, $0.40 per share	—	—	—	(26,744)	—	(26,744)
Repurchase of common stock	(89)	(89)	—	(2,920)	—	(3,009)
Other transactions, net	—	—	91	26	—	117
Balance, June 30, 2020	66,871	$66,871	$1,670,184	$(442,153)	$(169,426)	$1,125,476
Net income	—	—	—	81,007	—	81,007
Shares issued for stock compensation	1	1	(1)	—	—	—
Equity-based compensation expense	—	—	2,063	—	—	2,063
Pension plans and OPEB obligations	—	—	—	—	2,948	2,948
Cash flow hedges	—	—	—	—	11,332	11,332
Common dividends, $0.40 per share	—	—	—	(26,749)	—	(26,749)
Other transactions, net	—	—	105	(105)	—	—
Balance, September 30, 2020	66,872	$66,872	$1,672,351	$(388,000)	$(155,146)	$1,196,077

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2018	67,570	$67,570	$1,659,031	$(282,391)	$(129,431)	$1,314,779
Net income	—	—	—	6,560	—	6,560
Shares issued for stock compensation	297	297	(297)	—	—	—
Equity-based compensation expense	—	—	1,617	—	—	1,617
Pension plans and OPEB obligations	—	—	—	—	1,166	1,166
Cash flow hedges	—	—	—	—	(8,513)	(8,513)
Common dividends, $0.40 per share	—	—	—	(27,065)	—	(27,065)
Repurchase of common stock	(279)	(279)	—	(9,879)	—	(10,158)
Other transactions, net	—	—	99	(99)	—	—
Balance, March 31, 2019	67,588	$67,588	$1,660,450	$(312,874)	$(136,778)	$1,278,386
Net income	—	—	—	17,137	—	17,137
Shares issued for stock compensation	5	5	(5)	—	—	—
Equity-based compensation expense	—	—	1,832	—	—	1,832
Pension plans and OPEB obligations	—	—	—	—	1,008	1,008
Cash flow hedges	—	—	—	—	(10,417)	(10,417)
Common dividends, $0.40 per share	—	—	—	(26,881)	—	(26,881)
Repurchase of common stock	(407)	(407)	—	(14,608)	—	(15,015)
Other transactions, net	—	—	104	(104)	—	—
Balance, June 30, 2019	67,186	$67,186	$1,662,381	$(337,330)	$(146,187)	$1,246,050
Net income	—	—	—	20,565	—	20,565
Shares issued for stock compensation	35	35	(35)	—	—	—
Equity-based compensation expense	—	—	1,913	—	—	1,913
Pension plans and OPEB obligations	—	—	—	—	1,087	1,087
Cash flow hedges	—	—	—	—	(6,978)	(6,978)
Common dividends, $0.40 per share	—	—	—	(26,888)	—	(26,888)
Other transactions, net	—	—	74	(94)	—	(20)
Balance, September 30, 2019	67,221	$67,221	$1,664,333	$(343,747)	$(152,078)	$1,235,729

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

NOTE 4. REVENUE RECOGNITION

The following table represents our revenues by major product. For additional information regarding our segments, see Note 5: Segment Information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Timberlands
Northern region
Sawlogs	$72,815	$53,152	$144,860	$116,118
Pulpwood	1,243	1,489	3,914	4,698
Stumpage	—	3	316	109
Other	855	1,085	1,450	1,649
Total Northern revenues	74,913	55,729	150,540	122,574

Southern region
Sawlogs	25,462	24,053	70,606	63,469
Pulpwood	13,413	15,754	35,486	38,847
Stumpage	770	767	2,416	1,233
Other	2,427	2,506	7,707	7,725
Total Southern revenues	42,072	43,080	116,215	111,274

Total Timberlands revenues	116,985	98,809	266,755	233,848

Wood Products
Lumber	185,558	108,364	400,290	301,923
Residuals and Panels	32,733	35,279	89,217	112,056
Total Wood Products revenues	218,291	143,643	489,507	413,979

Real Estate
Rural real estate	13,284	9,689	30,455	44,223
Development real estate	2,157	7,674	6,121	12,102
Other	2,710	1,500	5,649	5,134
Total Real Estate revenues	18,151	18,863	42,225	61,459

Total segment revenues	353,427	261,315	798,487	709,286
Intersegment Timberlands revenues[1]	(40,381)	(35,013)	(95,006)	(85,687)
Total consolidated revenues	$313,046	$226,302	$703,481	$623,599

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

Contract Balances

In general, a customer receivable is recorded as we deliver wood products, logs and residuals. We generally receive payment shortly after products have been received by our customers. At September 30, 2020 and December 31, 2019, we recorded deferred revenue of $10.5 million and $5.5 million, respectively, for contract liabilities. These contract liabilities predominately relate to hunting and other access rights on our timberlands and member related activities at a country club. These contract liabilities are recognized over the term of the contracts, which is typically twelve months or less, except membership initiation fees at the country club which typically are recognized up to 10 years. Other contract asset and liability balances, such as prepayments, are immaterial. For real estate sales, we typically receive the entire consideration in cash at closing.

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

Management primarily evaluates the performance of its segments and allocates resources to them based upon Adjusted EBITDDA. EBITDDA is calculated as net income before interest expense, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses. Management uses Adjusted EBITDDA to compare the operating performance of our segments on a consistent basis and to evaluate the performance and effectiveness of each segment’s operational strategies. Our calculation of Adjusted EBITDDA may not be comparable to that reported by other companies.

The following table summarizes information for each of the company’s reportable segments and includes a reconciliation of Total Adjusted EBITDDA to income before income taxes. Corporate information is included to reconcile segment data to the Condensed Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues:
Timberlands	$116,985	$98,809	$266,755	$233,848
Wood Products	218,291	143,643	489,507	413,979
Real Estate	18,151	18,863	42,225	61,459
	353,427	261,315	798,487	709,286
Intersegment Timberlands revenues[1]	(40,381)	(35,013)	(95,006)	(85,687)
Consolidated revenues	$313,046	$226,302	$703,481	$623,599

Adjusted EBITDDA:
Timberlands	$59,649	$42,996	$120,290	$95,977
Wood Products	81,644	5,903	105,780	11,058
Real Estate	13,466	14,678	30,062	48,697
Corporate	(15,361)	(6,930)	(34,567)	(26,930)
Eliminations and adjustments	(4,012)	(1,635)	(3,235)	3,542
Total Adjusted EBITDDA	135,386	55,012	218,330	132,344
Interest expense, net[2]	(8,557)	(8,475)	(20,594)	(21,821)
Depreciation, depletion and amortization	(20,187)	(18,786)	(56,590)	(51,310)
Basis of real estate sold	(5,249)	(5,228)	(14,440)	(14,211)
Loss on extinguishment of debt	—	—	—	(5,512)
Pension settlement charge	—	—	(42,988)	—
Non-operating pension and other postretirement employee benefits	(3,557)	(935)	(10,670)	(2,804)
Gain on sale of facility	—	—	—	9,176
Gain on disposal of fixed assets	11	198	196	260
Income before income taxes	$97,847	$21,786	$73,244	$46,122

Depreciation, depletion and amortization:
Timberlands	$13,821	$12,627	$37,978	$33,361
Wood Products	5,983	5,763	17,411	16,666
Real Estate	149	152	465	508
Corporate	234	244	736	775
	20,187	18,786	56,590	51,310
Bond discounts and deferred loan fees[2]	407	392	1,219	1,279
Total depreciation, depletion and amortization	$20,594	$19,178	$57,809	$52,589

Basis of real estate sold:
Real Estate	$5,257	$5,283	$14,973	$14,326
Eliminations and adjustments	(8)	(55)	(533)	(115)
Total basis of real estate sold	$5,249	$5,228	$14,440	$14,211

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.
[2]	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

NOTE 6. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net income	$81,007	$20,565	$66,813	$44,262

Basic weighted-average shares outstanding	67,149	67,446	67,263	67,781
Incremental shares due to:
Performance shares	320	65	238	50
Restricted stock units	59	34	34	17
Diluted weighted-average shares outstanding	67,528	67,545	67,535	67,848

Basic net income per share	$1.21	$0.30	$0.99	$0.65
Diluted net income per share	$1.20	$0.30	$0.99	$0.65

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

For the three and nine months ended September 30, 2020, there were 0 and approximately 47,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2019, there were approximately 25,000 and 134,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

Share Repurchase Program

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). In September 2020 we entered into a trading plan in accordance with the guidelines in Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, with an independent broker for the purpose of repurchasing a limited number of the Company’s common shares under the 2018 Repurchase Program. This trading plan became effective on October 29, 2020 and expires upon expenditure of the principal specified in the plan, an early termination event (as specified in the plan), or the close of business on October 26, 2022, whichever occurs first.

During the nine months ended September 30, 2020 we repurchased 489,850 shares of common stock (at a total consideration of $15.4 million), and we repurchased no shares during the three months ended September 30, 2020, under the 2018 Repurchase Program. During the nine months ended September 30, 2019 we repurchased 686,240 shares of common stock (at a total consideration of $25.2 million), and we repurchased no shares during the three months ended September 30, 2019 under the 2018 Repurchase Program. All common stock purchases under the 2018 Repurchase Program were made in open-market transactions. At September 30, 2020, we had remaining authorization of $59.5 million for future stock repurchases under the 2018 Repurchase Program.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. There were no unsettled repurchases as of September 30, 2020. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 7. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	September 30, 2020	December 31, 2019
Logs	$24,592	$33,313
Lumber, panels and veneer	31,730	31,639
Materials and supplies	14,252	12,831
Total inventories	70,574	77,783
Less: LIFO reserve	(12,002)	(12,002)
Total inventories, net	$58,572	$65,781

Property, plant and equipment

(in thousands)	September 30, 2020	December 31, 2019
Property, plant and equipment	$517,702	$498,113
Less: accumulated depreciation	(228,397)	(211,730)
Total property, plant and equipment, net	$289,305	$286,383

Timber and timberlands

(in thousands)	September 30, 2020	December 31, 2019
Timber and timberlands	$1,524,562	$1,554,882
Logging roads	83,464	83,781
Total timber and timberlands, net	$1,608,026	$1,638,663

Accounts payable and accrued liabilities

(in thousands)	September 30, 2020	December 31, 2019
Accrued payroll and benefits	$28,055	$12,920
Accounts payable	24,614	12,734
Deferred revenue	10,517	5,514
Accrued taxes	23,697	6,638
Accrued interest	5,470	6,946
Operating lease liabilities	4,538	4,998
Other current liabilities	11,534	10,827
Total accounts payable and accrued liabilities	$108,425	$60,577

NOTE 8. DEBT

At September 30, 2020, our total outstanding long-term debt included $693.5 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender, of which $46.0 million matures in December 2020. Certain borrowings under the Amended Term Loan Agreement are at variable rates of one or three-month LIBOR plus a spread between 1.85% and 2.15%. We have entered into interest rate swaps for these variable rate term loans to fix the interest rate. See Note: 9 Derivative Instruments for additional information.

At September 30, 2020, there were no borrowings under our $380.0 million revolving line of credit and approximately $1.0 million of our revolving line of credit was utilized for outstanding letters of credit. As provided in the revolving line of credit agreement, borrowings may be increased by up to an additional $420.0 million. The revolving line of credit agreement also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. We may utilize borrowings under the credit facility to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

We were in compliance with all debt and credit agreement covenants at September 30, 2020.

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

At September 30, 2020, we have six interest rate swaps associated with $397.5 million of term loan debt. These swaps are cash flow hedges that convert variable rates ranging from three-month and one-month LIBOR plus 1.85% to 2.15%, to fixed rates ranging from 3.17% to 4.82%. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedges.

In March 2020, we entered into $653.5 million of forward starting interest rate swaps. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on future debt refinancing by converting the benchmark interest rates to fixed rates on our anticipated future refinancing of $653.5 million of term loan debt maturing December 2020 through January 2029. The fixed interest rate components for these forward swaps range from 0.85% to 1.17%. The variable rate component on these forward interest rate swaps is one-month LIBOR. Accordingly, the forward rate swaps were designated as cash flow hedges. In addition, these cash flow hedges require settlement on the stated maturity date for each respective term loan currently outstanding.

The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	September 30, 2020	December 31, 2019	Location	September 30, 2020	December 31, 2019
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, current[1]	$—	$—	Accounts payable and accrued liabilities[1]	$1,356	$—
Interest rate contracts	Other assets, non-current	3,282	1,601	Other long-term obligations	52,805	22,398
		$3,282	$1,601		$54,161	$22,398

[1]	Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on our Condensed Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location	2020	2019	2020	2019
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income (loss) recognized in other comprehensive income (loss), net of tax		$8,920	$(7,384)	$(34,112)	$(26,576)
Reclassifications from AOCL to earnings[1]	Interest expense	$2,412	$406	$5,072	$668

Interest expense, net		$8,557	$8,475	$20,594	$21,821

1Realized loss on hedging instruments consist of net swap cash payments and interest accruals on interest rate swaps during the periods.

At September 30, 2020, approximately $8.9 million of net losses are expected to be reclassified into earnings over the next 12 months. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the market LIBOR rate at the time of net swap cash payments.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	September 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$3,282	$3,282	$1,601	$1,601
Derivative liabilities related to interest rate swaps (Level 2)	$(54,161)	$(54,161)	$(22,398)	$(22,398)

Long-term debt, including current portion (Level 2):
Term loans	$(690,307)	$(717,946)	$(689,820)	$(703,437)
Revenue bonds	(65,735)	(66,885)	(65,735)	(68,200)
Medium-term notes	(3,000)	(3,558)	(3,000)	(3,480)
Total long-term debt[1]	$(759,042)	$(788,389)	$(758,555)	$(775,117)

Company owned life insurance asset (COLI) (Level 3)	$3,028	$3,028	$4,157	$4,157

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 11. EQUITY-BASED COMPENSATION

At September 30, 2020, approximately 1.2 million shares are available for future use under our long-term incentive plan.

Share-based compensation activity during the nine months ended September 30, 2020 included the following:

(Shares in thousands)	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	125,001	—	4,286
Restricted Stock Units (RSUs)	68,263	28,671	1,429

Approximately 0.1 million shares of common stock were issued during the nine months ended September 30, 2020 as a result of PSA and RSU vesting during 2019 and 2020.

The following table details equity-based compensation expense and the related income tax benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Equity-based compensation expense:
Performance share awards	$1,315	$1,186	$3,716	$3,417
Restricted stock units	729	705	2,155	1,892
Deferred compensation stock equivalent units expense	19	22	57	53
Total equity-based compensation expense	$2,063	$1,913	$5,928	$5,362

Total tax benefit recognized for equity-based expense	$97	$79	$273	$234

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

Restricted Stock Units

RSU awards accrue dividend equivalents based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. Therefore, the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years and the terms of certain awards follow a vesting schedule within the given time period. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The weighted average fair value of all RSUs granted during the nine months ended September 30, 2020 was $38.77 per share.

NOTE 12. INCOME TAXES

As a real estate investment trust (REIT), we generally are not subject to federal and state corporate income taxes on income of the REIT that we distribute to our shareholders. We conduct certain activities through our taxable REIT subsidiaries (TRS), which are subject to corporate level federal and state income taxes. These taxable activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to income or loss of the TRS, as well as permanent book versus tax differences. During the nine months ended September 30, 2020, we recorded income tax expense of $6.4 million, which was net of an income tax benefit of approximately $11.2 million associated with the $43.0 million pension settlement charge recorded in the first quarter of 2020. Additionally, during the first quarter of 2020, we recorded an increase in deferred tax assets of $6.8 million associated with the $26.2 million remeasurement of our pension plan obligations. See Note 14: Pension and Other Postretirement Employee Benefits for further details. During the nine months ended September 30, 2019, we recorded a reduction to deferred tax liabilities and an increase to income taxes payable of $15.8 million related to the sale of the Deltic MDF facility. See Note 3: Sale of Deltic MDF Facility for further details.

NOTE 13. LEASES

We lease certain equipment, office space and land. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Other long-term assets	$12,159	$15,772
Finance lease assets[1]	Property, plant and equipment, net	7,086	2,360
Total lease assets		$19,245	$18,132

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$4,538	$4,998
Finance lease liabilities	Accounts payable and accrued liabilities	2,046	644
Noncurrent:
Operating lease liabilities	Other long-term obligations	7,651	10,775
Finance lease liabilities	Other long-term obligations	4,963	1,703
Total lease liabilities		$19,198	$18,120

1     Finance lease assets are presented net of accumulated amortization of $1.2 million and $0.3 million as of September 30, 2020 and December 31, 2019, respectively.

The following table presents the components of lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease costs[1]	$1,413	$1,576	$4,252	$4,497
Finance lease costs:
Amortization of leased assets	432	80	905	126
Interest on lease liabilities	44	12	103	22
Net lease costs	$1,889	$1,668	$5,260	$4,645

1     Excludes short-term leases and variable lease costs, which are immaterial

The following tables presents supplemental cash flow information related to leases:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,244	$4,503
Operating cash flows for finance leases	$103	$22
Financing cash flows for finance leases	$968	$121
Leased assets exchanged for new lease liabilities:
Operating leases	$255	$6,317
Finance leases	$5,630	$2,067

NOTE 14. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

In February 2020, we purchased a group annuity contract from an insurance company to transfer $101.1 million of our outstanding pension benefit obligation related to our qualified pension plans to the insurance company. This transaction was funded with plan assets. As a result of the transaction, the insurance company assumed responsibility for annuity administration and benefit payments to select retirees, with no change to their monthly retirement benefit payment amounts. In connection with this transaction we recorded a non-cash pretax settlement charge of $43.0 million during the three months ended March 31, 2020 in non-operating expense, net, accelerating the recognition of actuarial losses included in accumulated other comprehensive loss that would have been recognized in future periods.

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

The following tables detail the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended September 30,
	Pension		OPEB
(in thousands)	2020	2019	2020	2019
Service cost	$2,233	$1,942	$127	$93
Interest cost	3,066	4,618	376	397
Expected return on plan assets	(3,869)	(5,548)	—	—
Amortization of prior service cost (credit)	29	52	(319)	(2,211)
Amortization of actuarial loss	3,856	3,374	418	253
Total net periodic cost (benefit)	$5,315	$4,438	$602	$(1,468)

	Nine Months Ended September 30,
	Pension		OPEB
(in thousands)	2020	2019	2020	2019
Service cost	$6,699	$5,825	$381	$278
Interest cost	9,198	13,849	1,127	1,191
Expected return on plan assets	(11,606)	(16,643)	—	—
Amortization of prior service cost (credit)	85	158	(957)	(6,633)
Amortization of actuarial loss	11,569	10,122	1,254	760
Net periodic cost (benefit) before pension settlement charge	15,945	13,311	1,805	(4,404)
Pension settlement charge	42,988	—	—	—
Net periodic cost (benefit)	$58,933	$13,311	$1,805	$(4,404)

During the nine months ended September 30, 2020 and 2019, funding of pension and other postretirement employee benefit plans was $8.5 million and $4.6 million, respectively.

NOTE 15. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details changes in amounts included in our accumulated other comprehensive loss (AOCL) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Pension Plans
Balance at beginning of period	$98,870	$124,181	$117,028	$129,253
Net loss arising during the period	—	—	19,402	—
Effect of pension settlement	—	—	(31,811)	—
Amounts reclassified from AOCL to earnings	(2,874)	(2,535)	(8,623)	(7,607)
Balance at end of period	$95,996	$121,646	$95,996	$121,646
Other Postretirement Benefit Plans
Balance at beginning of period	$10,184	$1,516	$10,331	$(1,382)
Amounts reclassified from AOCL to earnings	(74)	1,448	(221)	4,346
Balance at end of period	$10,110	$2,964	$10,110	$2,964
Cash Flow Hedges
Balance at beginning of period	$60,372	$20,490	$20,000	$1,560
Net (income) loss arising during the period	(8,920)	7,384	34,112	26,576
Amounts reclassified from AOCL to earnings	(2,412)	(406)	(5,072)	(668)
Balance at end of period	$49,040	$27,468	$49,040	$27,468
Accumulated other comprehensive loss, end of period	$155,146	$152,078	$155,146	$152,078

See Note 14: Pension and Other Postretirement Employee Benefits and Note 9: Derivative Instruments for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expected impacts of COVID-19 on our business and our ability to continue operations during the pandemic, fair value of hedging instruments and swaps, expected return on pension assets, recognition of compensation costs relating to our performance share awards (PSAs) and restricted stock units (RSUs), required contributions to pension plans, expected amortization of unrecognized compensation cost of PSAs and RSUs, amount of net losses on cash flow hedges expected to be reclassified into earnings in the next 12 months, expected tax payments and deferrals, anticipated share repurchases and dividend payments, anticipated cash balances, cash flows from operations and expected liquidity, potential uses of our credit facility, the U.S. housing market, home repair and remodeling activity, the lumber and log markets, expected harvest volumes, expected lumber shipments, expected rural real estate and residential real estate development sales, including the closing of the sale of approximately 72,000 rural acres in the fourth quarter of 2020, the average price per acre and developed lot, sufficiency of cash to meet operating requirements, 2020 capital expenditures and similar matters. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	changes in the United States and international economies;
•	changes in interest rates and discount rates;
•	credit availability including homebuyers’ ability to qualify for mortgages;
•	availability of labor and developable land;
•	changes in the level of residential and commercial construction and remodeling activity;
•	changes in tariffs, quotas and trade agreements involving wood products;
•	changes in demand for our products and real estate;
•	changes in production and production capacity in the forest products industry;
•	competitive pricing pressures for our products;
•	unanticipated manufacturing disruptions;
•	weather conditions, fires or other natural disasters;
•	changes in the cost or availability of transportation;
•	changes in principle expenses;
•	impact of the recent coronavirus (COVID-19) outbreak on our business, suppliers, consumers, customers and employees; and
•	disruptions or inefficiencies in our supply chain and/or operations.

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

The operating results of our Timberlands, Wood Products and Real Estate business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, tariffs, quotas and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber prices, weather conditions, disruptions or inefficiencies in our supply chain including the availability of transportation, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions, impact of pandemics, fires, other natural disasters and other factors.

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

Our definition of EBITDDA and Adjusted EBITDDA may be different from similarly titled measures reported by other companies. We define EBITDDA as net income before interest expense, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses. See Note 5: Segment Information in the Notes to the Condensed Consolidated Financial Statements for information related to the use of segment Adjusted EBITDDA.

Business and Economic Trends

The demand for timber is directly affected by the underlying demand for lumber and other wood products, as well as by the demand for pulp, paper and packaging. Our Timberlands and Wood Products segments are impacted by demand for new homes in the United States and by repair and remodeling activity. The actions taken by various state and municipalities to contain and combat the outbreak and spread of the COVID-19 pandemic has introduced significant economic and business uncertainty, along with volatile financial market conditions during the first nine months of 2020 which is expected to continue into the future. Although the restrictions began to ease by the end of the second quarter, such directives are subject to change and may, depending on direction from governmental authorities and the pandemic’s effects on the public, require us, our suppliers or our customers to limit or suspend operations.

A housing construction slowdown in the spring due to social-distancing rules and delayed permits and inspections led to a massive destocking of lumber in the supply chain as well as significant curtailment of North American lumber manufacturing capacity. The atypical early spring pullback in lumber production coupled with strong demand led to an acute shortage that underpinned a historic run in lumber prices that began in the second quarter and peaked in September. While lumber prices have declined the last few weeks, we believe the demand for wood products remains strong driven by favorable industry fundamentals including the demand for new single-family homes, historically low mortgage rates, scarce re-sale housing inventory and old age housing stock.

In our Wood Products segment, we shipped 291 million board feet during the third quarter of 2020. Our lumber order file extends into early November at strong prices. For the fourth quarter of 2020, we plan to ship 260 to 270 million board feet of lumber.

In our Timberlands segment, harvest volumes were higher in the first nine months of 2020 due to favorable harvest conditions compared to the prior year. Approximately 70% of our Idaho sawlog deliveries in the fourth quarter will benefit from being indexed to high lumber prices on an approximate six-week lag. Southern pine sawlog prices remain stable. We expect total harvest volumes to be between 1.3 and 1.4 million tons in the fourth quarter of 2020.

On June 21, 2020, we announced an agreement to sell approximately 72,000 acres of rural timberland in Minnesota to The Conservation Fund for approximately $48.0 million in cash, subject to certain adjustments as defined in the agreement. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2020. For the fourth quarter of 2020, we expect to sell 73,000 to 74,000 acres of rural land, including the 72,000-acre Minnesota transaction. Residential and commercial sales in Chenal Valley mainly follow the national housing market trends but do experience microeconomic factors for the area including economic growth and the availability of builders, contractors and workforce to support development efforts. We anticipate selling 60 to 70 residential lots in the fourth quarter of 2020.

Finally, we anticipate our current cash balances, cash flows from operations and our available sources of liquidity will be more than adequate to meet our cash requirements and allow us flexibility as we continue to focus on building shareholder value. At September 30, 2020 we had approximately $149.0 million in cash and cash equivalents and availability of $379.0 million on our revolving line of credit.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Revenues	$313,046	$226,302	$86,744	$703,481	$623,599	$79,882
Costs and expenses:
Cost of goods sold	182,039	182,634	(595)	503,921	512,522	(8,601)
Selling, general and administrative expenses	21,046	12,472	8,574	52,064	43,994	8,070
Gain on sale of facility	—	—	—	—	(9,176)	9,176
	203,085	195,106	7,979	555,985	547,340	8,645
Operating income	109,961	31,196	78,765	147,496	76,259	71,237
Interest expense, net	(8,557)	(8,475)	(82)	(20,594)	(21,821)	1,227
Loss on extinguishment of debt	—	—	—	—	(5,512)	5,512
Pension settlement charge	—	—	—	(42,988)	—	(42,988)
Non-operating pension and other postretirement benefit costs	(3,557)	(935)	(2,622)	(10,670)	(2,804)	(7,866)
Income before income taxes	97,847	21,786	76,061	73,244	46,122	27,122
Income taxes	(16,840)	(1,221)	(15,619)	(6,431)	(1,860)	(4,571)
Net income	$81,007	$20,565	$60,442	$66,813	$44,262	$22,551
Total Adjusted EBITDDA[1]	$135,386	$55,012	$80,374	$218,330	$132,344	$85,986

[1]	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Third Quarter 2020 Compared with Third Quarter 2019

Revenues

Revenues were $313.0 million, an increase of $86.7 million compared with the third quarter of 2019. Historically high lumber prices along with increased Northern sawlog prices and rural real estate acres sold more than offset declines in lumber shipments and real estate development lot sales.

Cost of goods sold

Cost of goods sold decreased $0.6 million compared with the third quarter of 2019 due primarily to lower lumber shipments and reduced repairs and maintenance costs. These decreases were mostly offset by higher logging and hauling costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $8.6 million compared with the third quarter of 2019 primarily as a result of a year-to-date adjustment to incentive compensation to reflect strong company performance. In addition, the third quarter of 2019 benefitted from the reversal of a workers’ compensation reserve.

Non-operating pension and other postretirement benefit costs

Non-operating pension and other postretirement benefit costs increased $2.6 million compared to the third quarter of 2019. This increase was primarily because prior service credits of $1.9 million per quarter were fully amortized at the end of 2019. Non-operating pension and other postretirement benefit costs in 2020 were also impacted by a decrease in expected return on plan assets and the discount rate used to determine the benefit obligations.

Income taxes

Income tax expense was $16.8 million for the third quarter of 2020 compared with $1.2 million for the third quarter of 2019. Income taxes are primarily due to income from our taxable REIT subsidiaries (TRS). For the three months ended September 30, 2020, the TRS’s pre-tax income was $65.2 million. For the same period in 2019, the TRS’s income before income tax was $4.7 million.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the third quarter of 2020 increased $80.4 million compared to the third quarter of 2019. The increase in Total Adjusted EBITDDA was driven primarily by historically high lumber prices. Refer to the Business Segment Results below for further discussions on activities for each of our segments.

Year to Date 2020 Compared with Year to Date 2019

Revenues

Revenues were $703.5 million, an increase of $79.9 million compared with the first nine months of 2019 primarily due to historically high lumber prices along with increased sawlog prices in the Northern region.

Cost of goods sold

Cost of goods sold decreased $8.6 million compared with the same period in 2019 primarily due to the temporary curtailment and reduced operating posture at our plywood facility during the second quarter of 2020 and because 2019 included approximately 1.5 months of activity related to the Deltic Medium Density Fiberboard (MDF) Facility. These decreases were partially offset by higher harvest volume and lumber shipments.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $8.1 million compared with the first nine months of 2019 primarily as a result of higher incentive compensation related to strong company performance.

Gain on sale of facility

In February 2019, we sold our Deltic MDF facility to Roseburg Forest Products Co. for $92.0 million, before certain working capital adjustments, resulting in a $9.2 million pre-tax gain on sale.

Interest expense, net

Net interest expense decreased $1.2 million compared with the first nine months of 2019 primarily due to the refinancing of $150.0 million of 7.5% Senior Notes (Senior Notes) during the first quarter of 2019 and higher patronage dividends received during 2020.

Loss on extinguishment of debt

As part of the $150.0 million Senior Notes redemption during the first quarter of 2019 we incurred a redemption premium of $4.9 million and wrote off certain unamortized debt costs.

Pension settlement charge

In February 2020, we purchased a group annuity contract from an insurance company to transfer $101.1 million of our outstanding pension benefit obligation related to our qualified pension plans. This transaction was funded with plan assets. In connection with this transaction, we recorded a non-cash pretax settlement charge of $43.0 million.

Non-operating pension and other postretirement benefit costs

Non-operating pension and other postretirement benefit costs increased $7.9 million compared with the first nine months of 2019. This increase was primarily because prior service credits of $1.9 million per quarter were fully amortized at the end of 2019. Non-operating pension and other postretirement benefit costs were also impacted by a decrease in expected return on plan assets and the discount rate used to determine the benefit obligations.

Income taxes

Income tax expense was $6.4 million for the first nine months of 2020 compared with $1.9 million for the first nine months of 2019. For the nine months ended September 30, 2020, the TRS’s income before income tax was $23.9 million, which included the pension settlement charge recorded during the first quarter. For the same period in 2019, the TRS’s income before income tax was $5.3 million, which included the gain on sale of the Deltic MDF facility.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first nine months of 2020 increased $86.0 million compared to the first nine months of 2019. The increase in Total Adjusted EBITDDA was driven primarily by historically high lumber prices during the third quarter of 2020. Refer to the Business Segment Results below for further discussions on activities for each of our segments.

Business Segment Results

Timberlands Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Revenues[1]	$116,985	$98,809	$18,176	$266,755	$233,848	$32,907
Costs and expenses:
Logging and hauling	47,158	45,099	2,059	117,417	108,551	8,866
Other	8,539	9,063	(524)	24,107	24,257	(150)
Selling, general and administrative expenses	1,639	1,651	(12)	4,941	5,063	(122)
Timberlands Adjusted EBITDDA[2]	$59,649	$42,996	$16,653	$120,290	$95,977	$24,313

[1]

Prior to elimination of intersegment fiber revenues of $40.4 million and $35.0 million for the three months ended September 30, 2020 and 2019, and $95.0 million and $85.7 million for the nine months ended September 30, 2020 and 2019, respectively.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 5: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
Harvest Volumes (in tons)	2020	2019	Change	2020	2019	Change
Northern region
Sawlog	554,845	529,030	25,815	1,291,632	1,227,451	64,181
Pulpwood	29,910	39,371	(9,461)	99,174	118,534	(19,360)
Stumpage	—	602	(602)	23,178	7,978	15,200
Total	584,755	569,003	15,752	1,413,984	1,353,963	60,021

Southern region
Sawlog	577,975	496,388	81,587	1,617,196	1,358,140	259,056
Pulpwood	462,571	475,313	(12,742)	1,201,904	1,190,486	11,418
Stumpage	65,085	58,659	6,426	255,553	123,815	131,738
Total	1,105,631	1,030,360	75,271	3,074,653	2,672,441	402,212

Total harvest volume	1,690,386	1,599,363	91,023	4,488,637	4,026,404	462,233

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$131	$100	$31	$112	$95	$17
Pulpwood	$42	$38	$4	$39	$40	$(1)
Stumpage	$—	$5	$(5)	$14	$14	$—

Southern region
Sawlog	$44	$48	$(4)	$44	$47	$(3)
Pulpwood	$29	$33	$(4)	$30	$33	$(3)
Stumpage	$12	$13	$(1)	$9	$10	$(1)

1 Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019:

(in thousands)	Three Months	Nine Months
Timberlands 2019 Adjusted EBITDDA	$42,996	$95,977
Sales price and mix	3,182	11,238
Harvest volume	12,843	13,107
Other revenue	(309)	(217)
Logging and hauling costs per unit	411	(78)
Forest management	533	260
Administrative, indirect and overhead costs	(7)	3
Timberlands 2020 Adjusted EBITDDA	$59,649	$120,290

Third Quarter 2020 Compared with Third Quarter 2019

Timberlands Adjusted EBITDDA for the third quarter of 2020 increased $16.7 million compared with the same period in 2019, primarily as a result of the following:

•

Sales Price and Mix: Sawlog prices in the Northern region increased 31.0%, to $131 per ton resulting from the effect of higher lumber price realizations on indexed sawlogs and an increase in cedar log prices in Idaho. Southern sawlog pricing decreased 8.3% compared to the third quarter of 2019 as timber supply constraints caused by wet weather drove up pricing during the third quarter of 2019.

•

Harvest Volume: We harvested 1.1 million tons in the Southern region during the third quarter of 2020, which was up 7.3% compared to the third quarter of 2019. The increase was primarily due to scaled back harvesting during the third quarter of 2019 as Southern mill log inventories had shifted to high levels after mill operations were impacted by wet weather conditions earlier in 2019.

Year to Date 2020 Compared with Year to Date 2019

Timberlands Adjusted EBITDDA for the first nine months of 2020 increased $24.3 million compared with the same period in 2019, primarily as a result of the following:

•

Sales Price and Mix: Sawlog prices in the Northern region increased 17.9%, to $112 per ton resulting from the effect of higher lumber price realization on indexed sawlogs and an increase in cedar log prices in Idaho. Southern sawlog pricing decreased 6.4% year on year as timber supply constraints caused by wet weather drove up pricing during the nine months of 2019.

•

Harvest Volume: We harvested 3.1 million tons in the Southern region during the first nine months of 2020, which was up 15.1% compared to the first nine months of 2019. The increase was primarily because 2019 was disrupted by wet weather. Harvest volume increased in the Northern region compared to the first nine months of 2019 as a result of favorable harvest conditions in the first quarter of 2020.

Wood Products Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Revenues	$218,291	$143,643	$74,648	$489,507	$413,979	$75,528
Costs and expenses[1]
Fiber costs	72,239	67,579	4,660	196,201	205,594	(9,393)
Freight, logging and hauling	17,677	19,769	(2,092)	48,601	53,722	(5,121)
Manufacturing costs	45,893	45,224	669	132,848	137,745	(4,897)
Finished goods inventory change	(1,595)	3,426	(5,021)	(1,602)	(453)	(1,149)
Selling, general and administrative expenses	2,433	2,082	351	7,483	6,625	858
Other	—	(340)	340	196	(312)	508
Wood Products Adjusted EBITDDA[2]	$81,644	$5,903	$75,741	$105,780	$11,058	$94,722

[1]

Prior to elimination of intersegment fiber costs of $40.4 million and $35.0 million for the three months ended September 30, 2020 and 2019, and $95.0 million and $85.7 million for the nine months ended September 30, 2020 and 2019, respectively.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 5: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Lumber shipments (MBF)[1]	291,391	298,807	(7,416)	823,597	809,733	13,864
Lumber sales prices ($ per MBF)	$637	$363	$274	$486	$373	$113

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019:

(in thousands)	Three Months	Nine Months
Wood Products 2019 Adjusted EBITDDA	$5,903	$11,058
Lumber:
Price	79,493	92,678
Manufacturing costs per unit	(2,420)	(2,409)
Log costs per unit	(4,486)	3,442
Inventory charge	3,479	3,479
Residuals, panels and other	(325)	(2,468)
Wood Products 2020 Adjusted EBITDDA	$81,644	$105,780

Third Quarter 2020 Compared with Third Quarter 2019

Wood Products Adjusted EBITDDA for the third quarter of 2020 increased $75.7 million compared with the same period in 2019 primarily as a result of the following:

•

Lumber Price: Average lumber sales prices increased to $637 per MBF during the third quarter of 2020 as a result of the historic run in lumber prices compared with $363 per MBF during the third quarter of 2019.

•

Manufacturing Cost Per Unit: Reduced operating hours in the third quarter of 2020, particularly due to labor constraints, coupled with lower production led to higher manufacturing costs per unit during the third quarter of 2020 compared to 2019.

•	Log Costs Per Unit: Log costs were higher per unit in Idaho in the third quarter of 2020 due to higher lumber-indexed log prices.

•

Inventory Charge:  Lumber inventory at the end of the third quarter of 2019 was written down $3.5 million to net realizable value. There were no inventory charges at the end of the third quarter of 2020.

Year to Date 2020 Compared with Year to Date 2019

Wood Products Adjusted EBITDDA for the first nine months of 2020 increased $94.7 million compared with the same period in 2019 primarily as a result of the following:

•

Lumber Price: Average lumber sales prices increased to $486 per MBF in the first nine months of 2020 as a result of the historic run in lumber prices compared with $373 per MBF during the first nine months of 2019.

•

Manufacturing Cost Per Unit: Higher manufacturing costs per unit year over year was a result of reduced operating hours in 2020 due to labor related constraints and lost productivity in April at two Arkansas mills due to hurricane-caused power outages.

•	Log Costs Per Unit: Log costs per unit were higher in 2019 both because wet weather constrained log availability in the South and Idaho started the year with high cost lumber-indexed logs.
•

Inventory Charge:  Lumber inventory at the end of the third quarter of 2019 was written down $3.5 million to net realizable value. There were no inventory charges at the end of the third quarter of 2020.

•

Residual Sales, Panels and Other: A market curtailment and reduced operating posture at our industrial grade plywood mill during the second quarter of 2020 along with lower residual sales during the first nine months of 2020 had a negative effect on Adjusted EBITDDA.

Real Estate Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Revenues	$18,151	$18,863	$(712)	$42,225	$61,459	$(19,234)
Costs and expenses
Costs of goods sold	3,554	2,902	652	8,595	8,943	(348)
Selling, general and administrative expenses	1,131	1,283	(152)	3,568	3,819	(251)
Real Estate Adjusted EBITDDA[1]	$13,466	$14,678	$(1,212)	$30,062	$48,697	$(18,635)

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the company. See Note 5: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended September 30,
	2020		2019
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	1,599	$3,103	975	$3,225
Recreation real estate	1,201	$1,366	5,037	$1,261
Non-strategic timberland	8,248	$810	213	$906
Total	11,048	$1,202	6,225	$1,557

	Nine Months Ended September 30,
	2020		2019
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	4,486	$2,828	4,231	$6,363
Recreation real estate	4,297	$1,394	7,817	$1,281
Non-strategic timberland	12,241	$962	8,894	$820
Total	21,024	$1,449	20,942	$2,112

Development Real Estate	Three Months Ended September 30,
	2020		2019
	Lots or Acres Sold	Average Price/ Lot or Acre	Lots or Acres Sold	Average Price/ Lot or Acre
Residential lots	26	$82,573	42	$110,504
Commercial acres	—	$—	6	$512,506

	Nine Months Ended September 30,
	2020		2019
	Lots or Acres Sold	Average Price/ Lot or Acre	Lots or Acres Sold	Average Price/ Lot or Acre
Residential lots	66	92,256	93	$97,519
Commercial acres	—	$—	6	$512,506

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019:

(in thousands)	Three Months	Nine Months
Real Estate 2019 Adjusted EBITDDA	$14,678	$48,697
Rural real estate sales	3,596	(13,767)
Development real estate sales	(4,307)	(5,467)
Selling, general and administrative expenses	151	252
Other costs, net	(652)	347
Real Estate 2020 Adjusted EBITDDA	$13,466	$30,062

Third Quarter 2020 Compared with Third Quarter 2019

Real Estate Adjusted EBITDDA for the third quarter of 2020 decreased $1.2 million compared with the same period in 2019 primarily as a result of the following:

•

Rural Real Estate Sales: The third quarter of 2020 included the sale of approximately 8,100 acres of non-strategic timberlands in Minnesota to a conservation entity representing the third year of a five-year option. There were no comparable transactions in the third quarter of 2019. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.

•

Development Real Estate Sales: During the third quarter of 2020 we sold 26 residential lots at an average lot price of $82,573 at Chenal Valley compared to 42 lots at an average lot price of $110,504 during the third quarter of 2019. The third quarter of 2019 also includes the sale of approximately 6 acres of commercial land in Chenal Valley for approximately $512,500 per acre. The average price per lot or acre fluctuates based on a variety of factors including location within the developments.

Year to Date 2020 Compared with Year to Date 2019

Real Estate Adjusted EBITDDA for the first nine months of 2020 decreased $18.6 million compared with the same period in 2019 primarily as a result of the following:

•	Rural Real Estate Sales: The first nine months of 2019 included a 1,787 acre sale in Arkansas for $11,000 per acre with no comparable transactions in the first nine months of 2020.
•

Development Real Estate Sales: During the first nine months of 2020, we sold 66 residential lots at an average lot price of $92,256 at Chenal Valley compared to 93 lots at an average lot price of $97,519 during the first nine months of 2019.  The first nine months of 2019 also included the sale of 6 acres of commercial land.

Liquidity and Capital Resources

Changes in significant sources of cash for the nine months ended September 30, 2020 and 2019 are presented by categories as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$190,845	$105,427
Net cash (used in) provided by investing activities	$(28,265)	$22,187
Net cash used in financing activities	$(96,830)	$(111,265)

Net Cash Flows from Operations

Net cash provided by operating activities increased $85.4 million compared to the first nine months of 2019. Changes in cash provided by operating activities was impacted by the following:

•

Cash received from customers increased $110.0 million primarily due to significantly higher lumber prices in 2020 compared to 2019, increased harvest activities and increased lumber shipments. These increases were partially offset by the temporary curtailment of our industrial plywood mill during the second quarter of 2020. Additionally, 2019 included an Arkansas rural land sale for $19.6 million and 1.5 months of activity at the Deltic MDF facility prior to its sale.

•

Cash payments to vendors increased $24.4 million primarily due to increased harvest activities and lumber shipments. The increase was partially offset by the temporary curtailment of our industrial plywood mill during the second quarter of 2020 and operations in 2019 included 1.5 months of activity at the Deltic MDF facility prior to its sale.

•

Net cash paid for interest decreased $3.6 million primarily due to increased patronage dividends from our lenders and lower net interest costs as a result of refinancing our $150.0 million Senior Notes during the first quarter of 2019.

•	Increased cash contributions for pension and other postretirement employee benefits of $3.8 million in 2020.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•

We spent $27.0 million on capital expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first nine months of 2020 compared to $38.9 million during the first nine months of 2019.

•	We spent $4.7 million on timberland acquisitions during the first nine months of 2020 compared to $0.3 million during the first nine months of 2019.
•

We received $58.8 million of net cash proceeds from the Deltic MDF facility sale in February 2019. Additionally, we received $1.0 million in the first quarter of 2020 related to the satisfaction of certain covenants associated with the Deltic MDF facility sale.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•

During the first nine months of 2020, we repurchased 489,850 shares of our common stock totaling $15.4 million compared to 686,240 shares repurchased totaling $25.2 million during the first nine months of 2019. This reduced our distributions to shareholders slightly from $80.8 million in the first nine months of 2019 to $80.4 million in the comparable 2020 period.

•

In January 2019, we refinanced $150.0 million of Senior Notes due in 2019 with a $150.0 million term loan that will mature in 2029. Upon the refinancing, we redeemed and paid all outstanding Senior Notes, including a redemption premium of $4.9 million.

Future Sources and Uses of Cash

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on an expected level of return on investment. We currently expect to spend a total of approximately $46.0 to $49.0 million for capital expenditures during 2020.

We are deferring payments of approximately $4.0 million for our 2020 employer portion of social security payroll tax as allowed under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). These payments will be funded in 2021 and 2022 as required under the CARES Act.

On August 30, 2018, the board of directors authorized the repurchase of up to $100.0 million of common stock with no time limit set for the repurchase. At September 30, 2020, we had remaining authorization of $59.5 million for future stock repurchase under the 2018 Repurchase Program. Stock repurchases in the future will depend on a variety of factors including our cash position, alternative investment opportunities, our desired level of liquidity, debt covenant restrictions and our stock price.

On June 21, 2020, we announced an agreement to sell approximately 72,000 acres of rural timberland in Minnesota to The Conservation Fund for approximately $48.0 million in cash, subject to certain adjustments as defined in the agreement. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2020.

Capital Structure

(in thousands)	September 30, 2020	December 31, 2019
Long-term debt	$757,249	$756,469
Cash and cash equivalents	(148,919)	(83,310)
Net debt	608,330	673,159
Market capitalization[1]	2,815,311	2,908,653
Enterprise value	$3,423,641	$3,581,812

Net debt to enterprise value	17.8%	18.8%
Dividend yield[2]	3.8%	3.7%
Weighted-average cost of debt, after tax[3]	3.3%	3.3%

[1]	Market capitalization is based on outstanding shares of 66.9 million and 67.2 million times closing share prices of $42.10 and $43.27 as of September 30, 2020, and December 31, 2019, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.60 and share prices of $42.10 and $43.27 as of September 30, 2020, and December 31, 2019, respectively.
[3]	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

Our definition of EBITDDA may be different from similarly titled measures reported by other companies. We define EBITDDA as net income before interest expense, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses.

We reconcile Total Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$81,007	$20,565	$66,813	$44,262
Interest expense, net	8,557	8,475	20,594	21,821
Income taxes	16,840	1,221	6,431	1,860
Depreciation, depletion and amortization	20,187	18,786	56,590	51,310
Basis of real estate sold	5,249	5,228	14,440	14,211
Loss on extinguishment of debt	—	—	—	5,512
Pension settlement charge	—	—	42,988	—
Non-operating pension and other postretirement benefit costs	3,557	935	10,670	2,804
Gain on sale of facility	—	—	—	(9,176)
Gain on disposal of fixed assets	(11)	(198)	(196)	(260)
Total Adjusted EBITDDA	$135,386	$55,012	$218,330	$132,344

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

The following table provides a reconciliation of cash provided by operating activities to CAD:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash provided by operating activities[1]	$190,845	$105,427
Capital expenditures	(31,749)	(39,143)
CAD	$159,096	$66,284
Net cash (used in) provided by investing activities[2]	$(28,265)	$22,187
Net cash used in financing activities	$(96,830)	$(111,265)

[1]	Cash from operating activities for the nine months ended September 30, 2020 and 2019 includes cash paid for real estate development expenditures of $4.2 million and $5.7 million, respectively.
[2]	Net cash from investing activities includes payments for capital expenditures and acquisition of timber and timberlands, which is also included in our reconciliation of CAD.

Sources of Financing

Credit and Term Loan Agreements

At September 30, 2020, our total outstanding net long-term debt was $757.0 million, of which $46.0 million matures in December 2020. We expect to refinance the $46.0 million term loan debt at maturity. Included in total outstanding long-term debt was $693.5 million of term loan principal balances under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender. Certain borrowings under the Amended Term Loan Agreement are at variable rates of one or three-month LIBOR plus a spread between 1.85% and 2.15%. We entered into interest rate swaps for these variable rate term loans to fix the interest rates.

At September 30, 2020 there were no borrowings under our $380.0 million revolving line of credit and approximately $1.0 million of the revolving line of credit was utilized for outstanding letters of credit. As provided in the revolving line of credit agreement, borrowings may be increased by up to an additional $420.0 million. We may utilize borrowings under the credit facility to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

As of September 30, 2020, we were in compliance with all debt and credit agreement covenants. The following table sets forth the financial covenants in the credit and term loan agreements and our status with respect to these covenants as of September 30, 2020:

	Covenant Requirement		Actual at September 30, 2020
Interest coverage ratio	≥	3.00 to 1.00	8.93
Leverage ratio	≤	40%	21%

Contractual Obligations

In March 2020, we entered into $653.5 million of forward starting interest rate swaps. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on future debt refinancing by converting the benchmark interest rates to fixed interest rates on our anticipated future refinancing of $653.5 million of term loan debt maturing December 2020 through January 2029. The fixed interest rate components for these forward starting interest rate swaps range from 0.85% to 1.17%. The variable rate component on these forward starting interest rate swaps is one-month LIBOR. Accordingly, the forward starting rate swaps were designated as cash flow hedges. In addition, these cash flow hedges require settlement on the stated maturity date for each respective term loan currently outstanding. See Note 9: Derivatives in the Notes to Condensed Consolidated Financial Statements for additional information.

Other than these new forward starting interest rate swaps, there have been no material changes to our contractual obligations during the nine months ended September 30, 2020 outside the ordinary course of business.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt investment grade. In August 2020, S&P revised their outlook on the company to stable from negative.

Off-Balance Sheet Arrangements

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

Critical Accounting Policies and Estimates

There have been no significant changes during 2020 to our critical accounting policies presented in our 2019 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure on financial instruments includes interest rate risk on our bank credit facility, term loans, interest rate swap agreements and forward starting interest rate swap agreements. We are exposed to interest rate volatility on existing variable rate debt instruments and future incurrences of fixed or variable rate debt, which exposure primarily relates to movements in various interest rates. We use interest rate swaps and forward starting interest rate swaps to hedge our exposure to the impact of interest rate changes on existing debt and future debt issuances, respectively. All market risk sensitive instruments were entered into for purposes other than trading purposes.

At September 30, 2020, we have six interest rate swaps associated with $397.5 million of term loan debt. The cash flow hedges convert variable rates ranging from three-month and one-month LIBOR plus 1.85% to 2.15%, to fixed rates ranging from 3.17% to 4.82%. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge.

In March 2020, we entered into $653.5 million of forward starting interest rate swaps. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on future debt refinancing by converting the benchmark interest rates to fixed interest rates on our anticipated future refinancing of $653.5 million of term loan debt maturing December 2020 through January 2029. The fixed interest rate components for these forward starting interest rate swaps range from 0.85% to 1.17%. The variable rate component on these forward starting interest rate swaps is one-month LIBOR. Accordingly, the forward starting rate swaps were designated as cash flow hedges. In addition, these cash flow hedges require settlement on the stated maturity date for each respective term loan currently outstanding.

At September 30, 2020, the total outstanding principal balance on our debt agreements was $762.2 million. Interest rates on all outstanding debt is fixed, either through a fixed interest rate or corresponding interest rate swap.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2020. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of September 30, 2020.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We face risks related to health epidemics and other outbreaks, including the global outbreak of a novel strain of coronavirus (“COVID-19”).  In March 2020 the World Health Organization declared the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. Shortly thereafter, the United States declared a national emergency concerning the outbreak, and all states and several municipalities subsequently declared public health emergencies. These declarations have resulted in a wide-range of actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19. Such actions included quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Although many of the restrictions have eased across the United States, the pandemic has not shown substantial signs of decline and some jurisdictions are re-imposing certain restrictions due to increasing rates of COVID-19 cases. As a result, the pandemic has caused, and is likely to continue to cause significant economic disruption and volatility in capital markets.

Pandemics, such as COVID-19, that bring about widespread national or global economic disruption, have had and will have impacts on pricing and demand for our timber, lumber, and real estate businesses. We have experienced and expect to continue to experience unpredictable demand for certain of our products and continue to adjust production as necessary to match demand. There have been adverse effects on the demand for our products and disruptions to our supply chain, the manufacturing and distribution of our timber and wood products and demand for our real estate properties, all of which could worsen in the future.  We are actively monitoring the COVID-19 outbreak and its potential impact on our operations, workforce, supply chain and our consolidated results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). In September 2020 we entered into a trading plan with an independent broker for the purpose of repurchasing a limited number of the Company’s common shares under the 2018 Repurchase Program in accordance with the guidelines in Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. This trading plan became effective on October 29, 2020 and expires upon expenditure of the principal specified in the plan, an early termination event (as specified in the plan), or the close of business on October 26, 2022, whichever occurs first.

During the nine months ended September 30, 2020, we repurchased 489,850 shares of common stock for $15.4 million (including transaction costs) under the 2018 Repurchase Program. There were no shares repurchased during the third quarter of 2020. At September 30, 2020, we had remaining authorization of $59.5 million for future stock repurchases under the 2018 Repurchase Program. Transaction costs are not counted against authorized funds. All common stock purchases are made in open-market transactions.

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
(10)(a)*

Group annuity contract, effective March 6, 2020, between NY Life Insurance Company and the Registrant filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on October 16, 2020.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.
(101)

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30 2020, filed on October 30, 2020 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019 and (vi) the Notes to Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ WAYNE WASECHEK
Wayne Wasechek
Corporate Controller (Duly Authorized; Principal Accounting Officer)

Date:	October 30, 2020