Form 10-K
period 2020-12-31
POTLATCHDELTIC CORP
filed 2021-02-18
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2020, was approximately $2,465.0 million, based on the closing price of $38.03.

As of February 12, 2021, 66,919,188 shares of the registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2021 annual meeting of stockholders expected to be filed with the Commission on or about March 30, 2021 are incorporated by reference in Part III hereof.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXPLANATORY NOTE

For purposes of this report, any references to "the company,” “us,” “we” and “our” include PotlatchDeltic Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often reference or describe our expected future financial and operating performance, including without limitation, expected impacts of COVID-19 on our business and our ability to continue operations during the pandemic; expected effectiveness of our hedging instruments and swaps; expected return on pension assets; required contributions to pension plans; recognition of compensation costs relating to our performance share awards (PSAs) and restricted stock units (RSUs); expected amortization of unrecognized compensation cost of PSAs and RSUs; amount of net losses on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected tax payments and deferrals; anticipated share repurchases and dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; potential uses of and estimated payments under our credit facility; expected debt refinancing; expectations regarding the U.S. housing market, home repair and remodeling activity, the lumber and log markets, lumber shipment volumes, sawlog demand, percent of log sales by log supply agreements; timber harvest volumes, sawlog mix and pricing, rural real estate and residential and commercial real estate development sales, and the average price per acre and developed lot; sufficiency of cash to meet operating requirements; expected 2021 capital expenditures; and similar matters.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as expects, may, could, should, will, believes, anticipates, estimates, projects, intends, plans, targets or approximately, or similar words or terminology. These forward-looking statements are based on our current expectations and assumptions and are not guarantees of future events or performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors listed below and those described under Part I – Item 1A. Risk Factors and Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other factors not described herein because they are not currently known to us or we currently judge them to be immaterial, may cause our actual results to differ significantly from our forward-looking statements. We undertake no obligation to update our forward-looking statements after the date of this report.

Risks, Uncertainties and Assumptions

Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	the effect of general economic conditions, including employment rates, interest rate levels, discount rates, housing starts and the general availability of financing for home mortgages;
•	changes in silviculture;
•	timber cruising variables;
•	changes in state forest acts or best management practices;
•	changes in timber growth rates and harvest levels on our lands;
•	changes in timber prices and timberland values;
•	changes in policy regarding governmental timber sales;
•	changes in requirements for Forest Stewardship Council (FSC®) or Sustainable Forest Initiative (SFI®) certification;
•	changes in the level of residential and commercial construction and remodeling activity;
•	changes in tariffs, quotas and trade agreements involving wood products;
•	changes in demand for our products and real estate;

•	availability of labor and developable land;
•	changes in production and production capacity in the forest products industry;
•	competitive pricing pressures for our products;
•	unanticipated manufacturing disruptions;
•	the effect of weather on our harvesting and manufacturing activities;
•	the risk of loss from fires, floods, windstorms, hurricanes, pest infestation and other natural disasters;
•	impact of the recent coronavirus (COVID-19) or other potential viral outbreaks on our business, suppliers, consumers, customers and employees;
•	changes in the cost or availability of shipping and transportation;
•	performance of our manufacturing operations, including maintenance and capital requirements;
•	the level of competition from domestic and foreign producers;
•	changes in raw material and other costs;
•	changes in principle expenses;
•	collectability of amounts owed by customers;
•	changes in the United States (U.S.) and international economies;
•	changes in exchange rates;
•	changes in federal and state tax laws and policies;
•	changes in global or regional climate conditions and governmental response to such changes;
•	changes in general and industry-specific environmental laws and regulations;
•	unforeseen environmental liabilities or expenditures;
•	changes in accounting principles;
•	the ability to satisfy complex rules in order to remain qualified as a REIT; and
•	changes in tax laws that could reduce the benefits associated with REIT status.

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

We are a leading timberland REIT with operations in seven states where we own approximately 1.8 million acres of timberland. We also own six sawmills and an industrial grade plywood mill, a residential and commercial real estate development business and a rural timberland sales program.

Our operations are organized into three business segments:

•	Timberlands;
•	Wood Products; and
•	Real Estate

The map below shows the locations of our timberlands, Wood Products mills, real estate development operations, and our corporate office located in Spokane, Washington.

Additional information regarding each of our business segments is included in this section, as well as in Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3: Segment Information in the Notes to Consolidated Financial Statements.

As a REIT, we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our stockholders, including the income derived from the sale of standing timber. We are required to pay federal corporate income taxes on income generated from the operations of PotlatchDeltic’s taxable REIT subsidiaries (PotlatchDeltic TRS), which principally consists of our wood products manufacturing operations and certain real estate investments. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value over tax basis on the merger date) on sales of former Deltic real property held by the REIT during the five years following the Deltic merger. The sale of standing timber is not subject to built-in gains tax.

Business Strategy

Our business strategy encompasses the following key elements:

•

Timberlands provide stability. We own high-quality timberlands under a tax-efficient REIT structure, representing over 80% of our gross asset value. We manage our timberlands sustainably over the long term using best management practices designed to optimize the balance among timber growth, prudent environmental management and current cash flow, in order to achieve increasing levels of sustainable yield over the long-term. The stability of our timberlands supports a sustainable and growing dividend.

•

Leverage to lumber prices. We have the highest direct leverage to lumber prices of the timber REITs. Our leverage to lumber is attributable to both our lumber manufacturing business and indexed sawlog prices in Idaho. We are well positioned to take advantage of positive housing fundamentals. Returns earned by this component of our strategy provide funding for discretionary capital allocation opportunities.

•

Integrated Timberlands and Wood Products operating model. Internal log sales to our mills comprised 37% of our Timberlands revenues in 2020. This represented 51% of our mill needs on a volume basis.  This strategy enables us to maximize the value of our assets, and, because we are a net log buyer in the South, our integrated model provides a natural hedge against southern sawlog prices that remain below long-term levels.

•

Efficient and productive Wood Products facilities.  We rank as a top-10 lumber producer in the United States (U.S.) with approximately 1.2 billion board feet of capacity.  We also own an industrial grade plywood mill with 160 million square feet of capacity. Discretionary capital expenditures in our mills typically earn returns exceeding 20%. Our shipments have increased 75% in the past six years due to high-return capital projects and the addition of two sawmills as part of the 2018 Deltic merger.

•

Capturing incremental value of our real estate holdings. A portion of our timberland acreage is more valuable for other purposes, such as residential or commercial development, recreation, conservation, or to other timberland or real estate investors. We continually assess the potential uses of our lands and manage them proactively for the highest value. We have currently identified approximately 120,000 acres of our rural timberlands that we intend to sell over time at a meaningful premium to timberland value. Our real estate development activity is primarily focused on a 4,800-acre premier master-planned community in Little Rock, Arkansas that we acquired as part of the 2018 Deltic merger.

•

Pursuing attractive acquisitions. We actively pursue timberland acquisitions that meet our financial and strategic criteria. The critical elements of our acquisition strategy generally include acquiring properties that complement our existing land base, are cash flow accretive and have attractive timber or higher and better use (HBU) values.

•

Committed to responsible environmental, social and governance values. Sustainability is a core corporate value instilled by managing a renewable resource for the long term.  We focus on meeting the needs of our stakeholders, now and into the future. We are committed to responsible corporate citizenship and environmental, social and governance (ESG) considerations are integrated in the way we do business every day. We recognize that our environmental commitment, the well-being of our employees, the independence and oversight of our Board of Directors, the positive impact we have in our communities, and our public advocacy can have a profound impact on our success for our stakeholders.

Business Segments

Timberlands Segment

We recognize the role forests play in combating climate change because of the powerful positive impact our timberlands provide through carbon sequestration. Leveraging decades of management experience and by working closely with scientific research organizations, we manage our timberlands while considering how climate change could create potential risks and opportunities. We are a leader in forest stewardship and sustainability with rigorous third-party auditing and certification of our forest practices. We recognize that some areas need to be conserved and species at risk need to be protected on the lands we manage. Our foresters manage timberlands through the use of a comprehensive timberland environmental management system that focuses on continual improvement. Our timberlands management approach is reinforced through our environmental, health, safety  and forest stewardship policies.

Industry Background. The demand for sawlogs is significantly dependent upon price, species, grade, quality, proximity to wood consuming facilities and the ability to meet customer needs. The demand for pulpwood is dependent on the paper and pulp-based manufacturing industries. Both pulpwood and sawlogs are affected by domestic and international economic conditions, global population growth and other demographic factors, industry capacity and the value of the U.S. dollar in relation to foreign currencies. Locally, timber demand and pricing also fluctuates due to the expansion or closure of individual wood products and pulp-based manufacturing facilities.

Local log supplies also change in response to prevailing timber prices. Rising timber prices often lead to increased harvesting on private timberlands, including lands not previously made available for commercial timber operations. In the U.S. South, an oversupply of ready-to-cut standing timber exists due to years of low and deferred harvesting following the last housing market crash which continues to depress sawlog prices. Supplies could tighten in the event of higher demand due to increased U.S. housing starts, increased log and lumber exports and the impacts from weather-related conditions or a natural disaster. Log availability has tightened in the Pacific Northwest and Western Canada as a result of several years of devastating forest fires, and continued harvest restrictions on federal lands. Further, in Western Canada, log availability has also declined as the salvage sawlogs remaining from the damage caused by the mountain pine beetle have mostly been processed.

Timberlands Operations.  We strive to maximize cash flow by selling both delivered logs and stumpage sales to external customers while managing our timberlands sustainability over the long-term. The Timberlands segment sells a portion of its logs at market prices to our Wood Products facilities. Intersegment sales to our Wood Products facilities were 37%, 36% and 33% of our total Timberlands segment revenues for 2020, 2019 and 2018, respectively. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. The segment’s customers range in size from small operators to multinational corporations. No third-party customer represented more than 10% of our consolidated revenues in 2020, 2019 or 2018.

In general, our log supply agreements require a specified volume of timber to be delivered to defined customer facilities at prices that are adjusted periodically to reflect market conditions. Prices in our Northern region contracts are adjusted periodically by species to prevailing market prices for logs, lumber, wood chips and other residuals. Additionally, in Idaho for both external and internal customers we index the price of approximately 70% of our sawlogs sold to the price of lumber. Prices in our Southern region contracts are adjusted every three months based on prevailing market prices for logs. Typically, our log supply agreements are in place for one to five years. In 2020, approximately 28% of our harvest volume was sold under log supply agreements. We expect approximately the same amount to be sold under log supply agreements in 2021. The segment also generates revenue from non-timber resources such as from hunting leases, recreation permits and leases, mineral rights leases, biomass production and carbon sequestration.

Timberlands Ownership. The Timberlands segment manages approximately 1.8 million acres of timberlands including approximately 18,000 acres under long-term leases. The following provides additional information about our timberlands at December 31, 2020.

Region	State	Description	Acres (in thousands)
Northern region	Idaho	Variety of commercially viable softwood species, such as Douglas fir, grand fir and inland red cedar	627
	Minnesota	Primarily pine, aspen and hardwoods	20
		Total Northern region	647

Southern region	Arkansas	Primarily southern yellow pine and hardwoods	923
	Mississippi	Primarily southern yellow pine and hardwoods	98
	Alabama	Primarily southern yellow pine and hardwoods	91
	Louisiana	Primarily southern yellow pine and hardwoods	6
		Total Southern region	1,118
		Total	1,765

The aggregate estimated volume of current standing merchantable timber inventory is updated annually to reflect increases due to reclassification of young growth to merchantable timber when the young growth meets defined diameter specifications, the annual growth rates of merchantable timber and the acquisition of additional merchantable timber and to reflect decreases due to timber harvests and land sales. This estimate is derived using methods consistent with industry practice and is based on statistical methods and field sampling. The estimated timberland volume includes timber in environmentally sensitive areas where the timberlands are managed in a manner consistent with best management practices and state forest practice acts. The following provides additional information about our estimated standing timber inventory at December 31:

(Tons in millions)	2020	2019	Change
Northern region[1]	29.8	32.6	(2.8)
Southern region	53.5	53.2	0.3
Total	83.3	85.8	(2.5)

[1]	The decrease in merchantable timber inventory during 2020 is predominantly a result of the sale of approximately 72,000 acres in Minnesota to The Conservation Fund.

Timberlands Harvest. Our short-term and long-term harvest plans are critical factors in our timberland management process. Each year, we prepare a harvest plan designating the timber tracts and volumes to be harvested during that particular year. Our harvest plans take into account changing market conditions, are designed to contribute to the growth of the remaining timber and reflect our policy of environmental stewardship. These plans optimize harvest schedules, incorporating best forest management practices such as streamside management zones and stand level retention of wildlife habitat features. We conduct all operations in accordance with regulatory and certification requirements that protect water quality, wildlife habitat, and worker safety. Each harvest plan reflects our analysis of the age, size and species distribution of our timber, as well as our expectations about harvest methods, growth rates, the volume of each species to be harvested, anticipated acquisitions and dispositions, thinning operations, regulatory constraints and other relevant information. Since harvest plans are based on projections of weather, timber growth rates, regulatory constraints and other assumptions, many of which are beyond our control, there can be no assurance that we will be able to harvest the volumes projected or the specific timber stands designated in our harvest plans.

Detailed harvest information by region and product is presented in Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table presents a summary of our total 2020 timber harvest by region.

	Timber Harvested
(Tons in thousands)	Sawlogs	Pulpwood	Stumpage	Total
Northern region	1,669	114	23	1,806
Southern region	2,138	1,682	381	4,201
Total	3,807	1,796	404	6,007

Based on our current projections, which are based on constant timberland holdings and take into consideration such factors as market conditions, the ages of our timber stands and recent timberland sales and acquisitions, we expect to harvest approximately 6.0 million tons in 2021.

Sustainable Forestry Practices

Our timberlands are working forests where we ensure appropriate measures are taken to protect biological diversity, water quality and other ecosystem values. Our timberlands also provide unique environmental, cultural, historical and recreational value. We work hard to protect these and other qualities, while still managing our forests to produce financially mature timber. Our timberlands include a wide diversity of softwood and hardwood species. Our timberlands are 100% certified to the SFI® Forest Management standards and 70% of our timberlands in Arkansas are certified to the FSC® Forest Management standards. We adhere to principles that include commitments to sustainable forestry, responsible practices, forest health and productivity and protection of special sites. We are generally able to realize price premiums for pulpwood from our FSC®-certified lands.

Our foresters maintain an approved contractor list and monitor trained contractors who implement environmental protections and follow specific prescriptions for the tract being harvested and planting following final harvests.  We also take an active approach to regulatory developments by participating in standard-setting where possible. We work cooperatively with regulators to create voluntary conservation plans that address environmental concerns while preserving our ability to operate our timberlands efficiently.

Timberland fires continue to increase, particularly in Western Canada and the Pacific Northwest. As the largest private landowner in Idaho, we have implemented several practices to help mitigate fire risk on our Idaho timberlands. Such practices include participating in fire protection districts or cooperative agreements with state, federal and timberland owners where participants contribute assets and resources to fight fires regardless of the location of the fire. During periods of high fire danger, we may prohibit campfires, close access on our timberlands, or adjust harvest schedules to late evening/early mornings and post individuals on site following logging activities to monitor for potential fire outbreaks. Further, from May to October, our agreements with both logging and silviculture contractors require them to have on site specific firefighting resources such as water, water pumps and hand tools. Additionally, remaining slash is reduced to minimize fire risk through either mechanical piling or pre-scribed burning. Our Southern timberlands are less susceptible to fires as they are located in areas that have relatively high humidity. In addition, our Southern harvesting operations result in less slash at final harvest due to stand thinning techniques to promote timber yield, allowing slash to be mechanically spread back into the tract and returning nutrients to the soil. These practices not only help ensure our timberlands are available for future harvest, but also reduces potential environmental impacts that often come from timberland fires.

Wood Products Segment

Operations. We are a top 10 lumber manufacturer in the U.S. with 1.2 billion board feet of capacity. We believe that competitiveness in the industry is largely based on individual mill efficiency and on the availability of competitively priced raw materials on a facility-by-facility basis, rather than the number of mills operated. This is because it is generally not economical to transfer logs between or among facilities, which might permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. For these reasons, we believe we are able to compete effectively with companies that have a larger number of mills. We compete based on product quality, customer service and price.

Ownership. Our Wood Products segment manufactures and sells lumber, plywood and residual products at seven mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold through our sales department to end users, retailers or wholesalers for nationwide distribution primarily for use in home building, repair and remodeling, industrial products and other construction activity. In general, the following factors influence sales realization for wood products:

•

Residential and multi-family construction and the repair and remodel of existing homes are the predominant market segments affecting wood products demand. Residential and multi-family construction is influenced by factors such as population growth and other demographics, availability of labor and lots, level of employment, consumer confidence, consumer income, availability of financing and interest rate levels and the supply and pricing of existing homes on the market. Repair and remodel activity is affected by the size and age of existing housing inventory and access to equity financing and other credit.

•	The supply of commodity building products including changes in production capacity and utilization rates, weather, raw material supply and availability of transportation also affects prices.

We continually invest in maintenance and discretionary capital projects at our Wood Products facilities. We evaluate discretionary capital improvements primarily based on expected level of return on investment.  Our ongoing capital improvements provide increased productivity, enhanced employee safety, compliance with regulatory standards and environmental benefits. A description of our Wood Products facilities, all of which are owned by us, together with their respective 2020 capacities are as follows:

Annual Capacity[1,2]
Sawmills:
Warren, Arkansas	220 MMBF
Waldo, Arkansas	190 MMBF
St. Maries, Idaho	185 MMBF
Gwinn, Michigan	185 MMBF
Ola, Arkansas	150 MMBF
Bemidji, Minnesota	140 MMBF
Plywood Mill:
St. Maries, Idaho	150 MMSF

[1]

Capacity represents the proven annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Normal operating conditions are based on the configuration, efficiency and the number of shifts worked at each individual facility. In general, the definition includes two shifts per day for five days per week (two 40-hour shifts) at each facility, which is consistent with industry-wide recognized measures. Production can exceed capacity due to efficiency gains and overtime. Actual sawmill production for 2020 was 1,098 MMBF.

[2]	MMBF stands for million board feet; MMSF stands for million square feet, 3/8-inch panel thickness basis.

Wood Procurement. Our procurement foresters purchase wood fiber for our facilities from our timberlands or from private, state and federal sources. We generally do not maintain long-term supply contracts for a significant volume of logs. During 2020, 2019 and 2018, our Timberlands segment provided 51%, 43% and 42% of our log purchases, respectively.

Wood products manufacturing uses sophisticated computerization that maximizes log utilization. During the manufacturing process, wood residuals are generated, including sawdust, shavings, chips and bark and used internally in our boilers for steam energy, with the remainder sold for a wide range of uses. As a result, nearly 100% of our logs are utilized. The energy for the mills was sourced from our internal boilers, with any shortfall of needs provided by purchased electricity, natural gas and propane. We ship the lumber and plywood produced by rail and truck for end uses that typically have long-life applications prior to recycling or disposal.

Real Estate Segment

The activities of our Real Estate segment consist primarily of the sale of rural land and real estate development and subdivision activity through PotlatchDeltic TRS.

Rural real estate operations. We sell rural land that is not strategic to our core timberland operations.  Non-core timberlands are acres we expect to sell for recreational, conservation, commercial or residential purposes over time. Sales of these lands are expected to occur over a decade or more. We continually assess the highest value and best use of our timberlands through periodic stratification assessments on our timberlands, and as new timberlands are acquired.  From time to time, we also take advantage of opportunities to sell core timberland where we believe pricing to be particularly attractive, to match a sale with a purchase of more desirable property while deferring taxes in a like-kind exchange transaction, or to meet various other financial or strategic objectives.  We have currently identified approximately 120,000 acres of non-core timberland real estate.

As a custodian of our timberlands, we recognize that some of our land needs to be conserved as forestland in perpetuity.  We realize this goal through land partnerships, conservation land sales and conservation easements. Through our conservation land sales, public agencies have increased forest ownership and connected parcels previously blocked from public access, while securing working forests for the future. One example of such  a conservation sale was the sale of over 72,000 acres in Minnesota to The Conservation Fund during the fourth quarter of 2020. Our partnership with The Conservation Fund has been the catalyst to conserve approximately 200,000 acres in Minnesota for wildlife, water quality, recreation and sustainable timber harvesting once other transactions underway are completed.

Following the sale to The Conservation Fund, our ongoing rural land sales program will be predominantly focused on our Idaho and Southern non-core timberlands.  Results for the segment depend on the demand for our non-core timberlands, the types of properties sold, the basis of these properties and the timing of closings of property sales.

Development real estate operations. The Real Estate segment also engages in real estate development and sales through PotlatchDeltic TRS. Chenal Valley in Little Rock, Arkansas is a premier upscale master planned community, with approximately 4,800 acres of residential and commercial properties centered around a country club with two championship golf courses. In addition, we have 800 acres of land in Hot Springs, Arkansas available for future development. In Chenal Valley, approximately 20% of each neighborhood is set aside as greenspace. In addition, about 15% of the total acreage, are preserved as greenspace throughout the development and between neighborhoods. Our Red Oak Ridge development in Hot Springs, Arkansas incorporates many of the same environmentally conscious practices.

For these properties, we develop and market residential lots and commercial sites and sell undeveloped acreage. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. Infrastructure and other improvements to support the development and sale of residential and commercial properties are provided and funded directly by us or in some circumstances, through real property improvement districts. Such properties are developed only when sufficient demand exists and substantially all infrastructure is completed. Future infrastructure investments are primarily for the development and sale of additional property. Most of the core infrastructure is already in place for Chenal Valley. We typically maintain an annual inventory between 100-150 residential lots in the Chenal Valley area that are developed and available for sale. In addition, approximately 1,775 potential residential lots are available for development, given demand and market conditions. We have approximately 350 additional acres available for commercial purposes. Our competitors in our real estate markets are other landowners or developers.

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

Environmental Compliance and Regulations

Regulations affecting our lands. Enactment of new environmental laws or regulations, or changes in existing laws or regulations, particularly relating to air, wildlife, water quality and climate change, or their enforcement, may require significant expenditures by us or may adversely affect our timberland management, harvesting activities and manufacturing operations. Forest practice laws and regulations that affect present or future harvest and forest management activities in certain states include:

•	limits on the size of clearcuts,
•	requirements that some timber is left unharvested to protect water quality and wildlife habitat,
•	regulations regarding construction and maintenance of forest roads,
•	rules requiring reforestation following timber harvests, and
•	various related permit programs.

Each state in which we own timberlands has developed best management practices to reduce the effects of forest practices on water quality and aquatic habitats. Additional and more stringent regulations may be adopted by various state and local governments to achieve water-quality standards under the federal Clean Water Act, protect fish and wildlife habitats, human health, or achieve other public policy objectives. These requirements may alter or introduce restrictions on some of our silviculture activities, notably the application of pesticides and herbicides to our timberlands in some areas.

Similarly, a number of species indigenous to our timberlands have been listed as threatened or endangered or have been proposed for one or the other status under the Endangered Species Act. As a result, our activities in or adjacent to the habitat of these species may be subject to restrictions on the harvesting of timber, reforestation activities and the construction and use of roads.

Our operations are regulated under the Clean Water Act, which regulates the discharge of pollutants into the waters of the U.S. This generally means obtaining permits for certain of our silviculture activities and abiding by applicable restrictions. Federal agency rulemaking and related litigation under the Clean Water Act has expanded the definition of waterways subject to the Act’s jurisdiction. This, in turn, has increased the number of required federal and state permits in some areas of our operations as it relates to the application of pesticides and herbicides on timberlands, which has increased operating costs. Pending and future federal and state rulemaking, and judicial challenges thereto, could make compliance with the Clean Water Act, as well as comparable state laws, more or less costly to us, and we are not able to predict the final resolution of these matters. Although this and related regulations have not had, and we do not expect in 2021 that they will have a material effect on our operations, they could do so in the future.

Regulations affecting our manufacturing operations Our operations are subject to federal and state laws and regulations, including those relating to air emissions, wastewater discharges, solid and hazardous waste management, site remediation and endangered species. We are also subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of our employees. We maintain environmental and safety compliance programs and conduct regular internal and independent third-party audits of our facilities and timberlands to monitor compliance with these laws and regulations. Our capital projects typically are designed to enhance safety, extend the life of a facility, lower costs and improve efficiencies, increase capacity and comply with regulatory standards. Compliance with environmental regulations is a significant factor in our business and can require significant capital expenditures as well as additional operating costs.

Our Wood Products facilities have environmental compliance procedures, which establish best practices, programs and procedures to drive continual compliance with federal, state and local regulations governing air emissions, water discharges, and waste disposal. We pursue continual improvement in our compliance programs through plans, training, monitoring and performance evaluation and through regular internal compliance audit and corrective action processes. Key findings and best practices identified to focus improvement efforts and are shared across facilities to drive proactive improvements elsewhere.

Increasing the efficiency of our manufacturing process and improving energy efficiency provide the benefit and opportunity to reduce greenhouse gas (GHG) emissions. Direct GHG emissions from our operations largely consist of carbon dioxide from our Wood Products facilities which use energy sourced from a combination of purchased electricity and on-site boilers which utilize residual wood or natural gas for fuel.

Compliance. Our manufacturing facilities and timberland operations are currently in substantial compliance with applicable environmental laws and regulations. We cannot be certain, however, that situations that give rise to material environmental liabilities will not be discovered.

At this time, we believe that federal and state laws and regulations related to the protection of endangered species and air and water quality will not have a material adverse effect on our financial position, results of operations or liquidity. We anticipate, however, the enactment of increasingly strict laws and regulations relating to the environment, natural resources, climate change and forestry operations, which may result in additional restrictions on us, leading to increased costs, additional capital expenditures and reduced operating flexibility.

Human Capital Resources

At December 31, 2020, our workforce consisted of 1,316 employees, of which 68% are hourly employees in our Wood Products segment. Our Wood Products facilities employ 82% of our total workforce. Certain employees at one of our sawmills, representing 14% of our total workforce, are covered under a collective bargaining agreement which expires in 2023.

We are solely a U.S. based company and we support all applicable U.S. labor laws. We believe in a workplace free from discrimination and harassment and we value an employee’s right to raise workplace issues without concern for retaliation.  We believe our employee relations are good and we have clear policies and procedures in place to address and quickly remedy employee grievances and workplace disputes.

Health and Safety. Our highest priority is the health and safety of our employees. We are focused on preventing occupational illness and injuries without compromise. Throughout the COVID-19 pandemic, we have been making the necessary investments to ensure that we prioritize the health, safety and welfare of our employees. The COVID-19 pandemic presented unprecedented challenges in many parts of our businesses and operations. In response, we developed and implemented new procedures and protocols to minimize the risk to the health and safety of our employees while allowing us to continue to operate our facilities and maintain the flow of high-quality products to our customers. Employees who could work from home were strongly encouraged to do so. For onsite employees, we implemented protocols for health screening, contact tracing, attendance policies, social distancing, sanitation and mask-wearing.  We also instituted policies that restricted visitors and required pre-screening of all contractors who required access to our facilities.

Additionally, our operations have comprehensive safety programs that include safety audits, training, contractor safety requirements and that include annual health and safety budgets as part of essential capital planning. Furthermore, contractors must meet stringent state and federal safety regulations and undergo industry-specific safety training. Four of our seven Wood Products facilities have received the U.S. Occupational Safety & Health Administration’s Voluntary Protection Program (VPP) status which recognizes excellence in occupational health and safety. VPP status requires a good health and safety management system, hazard prevention, training, incident rates below industry average and audits to evaluate the facilities for health and safety performance.

Diversity and Inclusion. Diversity and inclusion are a fundamental part of our values and we are proud to be an equal opportunity employer.  We strive to employ a workforce that is representative of the communities in which we operate and continue to incorporate diversity initiatives into our policies and practices including those related to hiring, employee development, and succession planning. In addition, we believe in the importance of pay equity and we participate in annual wage surveys to gain a better understanding of how the labor market changes over time. Today the average variance in median pay between men and women by pay grade is less than 2% across the company.

At December 31, 2020, women represent 17% of our workforce, and 19% of our workforce is comprised of individuals that identify as a member of one or more racial minority groups. Our ability to influence the overall diversity of our workforce is highly dependent on several key factors, the most important of which is the pool of qualified candidates in the areas in which we operate. Many of our operations are located in rural communities where the economy is driven by the timber industry and our workforce reflects the demographics and culture of those localities. We continue to emphasize the importance of sourcing talent from these local communities so that our workplace demographics will represent the communities in which we operate.

Employee Growth and Development. We invest significant resources to develop the talent needed to remain a leader in the industry and an employer of choice. We have formal and informal programs to develop our workforce through employee improvement and professional growth. Additionally, succession planning is critical to ensuring that we have the right people in the right position at the right time. We conduct annual succession planning meetings across the organization starting with our local operations and rolling up to our division and corporate levels including our executive team. As part of our succession planning and commitment to developing talent, we conduct an annual leadership training program to build bench strength at the supervisor and management level.

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

Information About Our Executive Officers

As of February 12, 2021, information on our executive officers is as follows:

Eric J. Cremers (age 57), has been a director since March 2013 and our President and Chief Executive Officer since January 2021.  Mr. Cremers also served as President and Chief Operating Officer from March 2013 through December 2020,  Chief Financial Officer from March 2013 through August 2013, and Executive Vice President and Chief Financial Officer from February 2012 to March 2013. Mr. Cremers joined the company in 2007 as Vice President and Chief Financial Officer.

Jerald W. Richards (age 52), has served as Vice President and Chief Financial Officer since September 2013. He was employed by Weyerhaeuser Company and served as Chief Accounting Officer from October 2010 to August 2013, and corporate segment controller from 2008 to October 2010.

Thomas J. Temple (age 64), has served as Vice President, Wood Products since February 2018, and as Vice President, Wood Products and Southern Timberlands from February 2012 to February 2018.

Darin R. Ball (age 55), has served as Vice President of Timberlands since December 2017. From 2012 to December 2017 he served as Manager of our Idaho Timberlands business.

William R. DeReu (age 54), has served as Vice President, Real Estate since February 2018 and as Vice President, Real Estate and Lake States Timberlands from February 2012 to February 2018.

Michele L. Tyler (age 52), has served as Vice President, General Counsel and Corporate Secretary since August 2019. Prior to joining the company, Ms. Tyler served in legal roles with Vectrus, Inc. (NYSE: VEC), from January 2009 to January 2019, including as Senior Vice President, Chief Legal Officer, and Corporate Secretary from September 2014 to October 2018.

Wayne Wasechek (age 50) has served as Controller and Principal Accounting Officer since November 2018. He previously served as Vice President and Assistant Controller of Vail Resorts, Inc. (NYSE: MTN) from 2011 to 2018 and as Senior Director of Financial Reporting of Vail Resorts from 2006 to 2011.

The term of office of the officers of the company expires at the annual meeting of our board and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a significant degree of risk. Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of the following risks and, as a result, the trading price of our common stock could decline. While the risks described below have been identified by management as material to the company, they are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations or liquidity. The risks described below should carefully be considered together with the other information contained in this report.

COVID-19 Pandemic Risks

Events beyond our control such as pandemics (including the COVID-19 outbreak) could negatively impact our business.

We face risks related to health epidemics and other outbreaks, including the global outbreak of a novel strain of coronavirus (“COVID-19”).  In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and recommended containment and mitigation measures worldwide. Shortly thereafter, the United States declared a national emergency concerning the outbreak, and all states and multiple municipalities subsequently declared public health emergencies. These declarations have resulted in a wide-range of actions taken by public health and governmental authorities to contain and combat the spread of COVID-19, including the imposition of quarantines or “stay-at-home” orders, which caused many businesses to curtail or cease normal operations. Although many of the restrictions eased across the United States during the summer and early fall, several jurisdictions reimposed or expanded restrictions in the fourth quarter of 2020. As a result, the pandemic has caused, and is likely to continue to cause, significant economic disruption and volatility in capital markets. While our Timberlands and Wood Products businesses have been deemed an essential business in states that have issued stay-at-home orders, there is no guarantee that we would be granted such exemptions in the future.

Pandemics, such as COVID-19, that bring about widespread national or global economic disruption, have had and will have impacts on pricing and demand for our timber, lumber, and real estate businesses. We have experienced and expect to continue to experience both increases and decreases in demand and pricing for certain of our products and continue to adjust production as possible to match demand. We experienced reduced demand for our logs, wood products, and real estate properties in the first half of 2020, and have experienced intermittent disruptions to our supply chain and the manufacturing and distribution of our wood products resulting from COVID-19-related personnel absences, all of which could worsen in the future.  We are actively monitoring the COVID-19 outbreak and its potential impact on our operations, workforce, supply chain and our consolidated results of operations.

Our predictions about the impact that COVID-19 will have on our business, financial condition, or results of operations may not be accurate as they depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include, but are not limited to, the severity of the virus’s impact on the economy, housing demand, new residential construction and home repair and remodeling activity, the future geographic spread or mutation of COVID-19 or the outbreak of another virulent disease, continuation of or changes in governmental responses to disease outbreak, the duration of disease outbreak, the timing and effectiveness of treatment and testing options, availability and distribution of a vaccine, consequential restrictions, business disruptions, the effectiveness of responsive actions taken in the United States and other countries to contain the disease and actions that may be taken by our competitors, suppliers or customers. A recession, further market correction, or depression resulting from the spread of COVID-19 could materially affect our business, financial condition, results of operations, liquidity, our stock price and access to capital markets. The impact of COVID-19 or other virulent disease may also trigger the occurrence, or exacerbate, other risks discussed below, any of which could have a material adverse effect on our business, results of operation, cash flows and financial condition.

Industry and Business Risks

Economic Conditions

The cyclical nature of our business could adversely affect our results of operations.

The financial performance of our operations is affected by the cyclical nature of our business. The markets for  manufactured wood products and real estate are influenced by a variety of factors beyond our control. The demand for our manufactured wood products is affected by the level of new residential construction, home repair and remodeling and commercial and industrial building activity, which are subject to fluctuations due to changes in economic conditions, changes in unemployment, consumer confidence, interest rates, credit availability (including homebuyers’ ability to qualify for mortgages), availability of labor and developable land, population growth, weather conditions and other factors. Historical prices for our manufactured wood products have been volatile and we have limited direct influence over the timing and extent of price changes for our manufactured wood products. In our timberlands operations, our sawlogs price realizations in Idaho are subject to fluctuation in lumber prices as we index a significant portion of these sawlogs under long-term supply agreements on upwards of a six-week lag to lumber prices. The demand for real estate can be affected by changes in factors, such as interest rates, credit availability and economic conditions, as well as by the impact of federal, state and local land use and environmental protection laws.

Our operating results and cash flows will be materially affected by the cyclical supply and demand for timber.

A variety of factors affect prices and demand for timber, including factors such as changes in economic conditions, the level of domestic new construction and remodeling activity, foreign demand, interest rates, credit availability, population growth, weather conditions and pest infestation, as well as changes in timber supply and other factors. All of these factors can vary by region, timber type (sawlogs or pulpwood logs) and species.

Timber prices are also affected by changes in availability at the local, national and international level. On a local level, supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local timberland owners, as well as occasionally high timber salvage efforts due to events such as unusual pest infestations or fires. Our timberlands are primarily located in Alabama, Arkansas, Idaho, Louisiana and Mississippi. As a result, we may be susceptible to adverse economic and other developments in these regions, including industry slowdowns, mill closures and curtailments, business layoffs or downsizing, relocations of businesses, changes in demographics, increases in real estate and other taxes and increased regulation, any of which could have a material adverse effect on us.

As the demand for paper nationwide continues to decline, closures and curtailment of pulp mills have adversely affected the demand and pricing for pulpwood and wood chips in certain of the regions in which we operate. Also, demand in other parts of the world may affect timber prices in the markets in which we compete. For example, although we do not sell into the Asian markets, Asian demand can indirectly impact pricing and supply in North American timber and lumber markets.

In Alabama, Arkansas, Louisiana and Mississippi, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial logging operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in log prices have often resulted in lower harvest levels, causing short-term decreases in supply that have tended to moderate price decreases. In the South, timber growth rates have exceeded harvests during the past decade, which have led to an oversupply of harvestable timber in the region, which in turn has kept prices at relatively low levels.

In Idaho, where a greater proportion of timberland is government owned, for more than 20 years environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the U.S. forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government owned land, including opening federal lands to thinning and additional harvesting to reduce fire risks, could have a material adverse effect on our results of operations and cash flows.

Commodity Products

Our wood products are commodities that are widely available from other producers. Failure to compete effectively in our markets could adversely affect our financial results.

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

The markets for our wood products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. In addition, our Wood Products facilities are relatively capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our wood products competitors may currently be lower-cost producers than we are or may benefit from weak currencies relative to the U.S. dollar and, accordingly, these competitors may be less adversely affected than we are by price decreases. Wood products also are subject to significant competition from a variety of substitute products, including non-wood and engineered wood products. To the extent there is a significant increase in competitive pressure from substitute products or other domestic or foreign suppliers, our business could be adversely affected.

Foreign Competition and Demand

Our operating results may be impacted by significant increase in foreign timber and lumber/plywood products supply to the market or a decrease in foreign demand.

Wind and ice storms coupled with drought and mild winters have contributed to an outbreak of spruce bark beetle throughout Central European forests. This outbreak has resulted in killings of vast areas of timber leading to increased timber salvage operations and an oversupply of sawlogs in Central Europe. As a result, Central European exports of logs and lumber are growing dramatically, particularly to China, which has been displacing exports from the U.S. and Canada. This shift in suppliers to the Chinese market has negatively impacted U.S. and Canadian export prices, the amount of volume being exported by the U.S. and Canada to China and may be a contributing factor to increased supply in the U.S. markets. Although we cannot predict the amount or duration of increased availability of foreign supplied timber and lumber products or the impact other infestation, pandemics and weather events may have on prices, demand and supply in the market, to the extent there is a significant increase in foreign timber and lumber product supply to the market or a decrease in foreign demand over an extended period of time, we could experience lower price realization and lower income.

In recent years, structural grade certified plywood supplied from Brazil has seen continued expansion into the U.S. market. In September 2019, a coalition of U.S. domestic plywood producers filed suit in the U.S. District Court for the Southern District of Florida, seeking damages and permanent injunctions requiring two certifying agencies in the U.S. to revoke the certifications they issued to 35 Brazilian plywood plants. The lawsuit claims the certifications amount to false advertising because the Brazilian plants produce plywood that does not meet the stringent strength properties indicated by the certification, and its introduction into the U.S. market at low prices caused a substantial decline in certified panel prices in the U.S. The lawsuit is still being litigated.  We are not a party to the lawsuit and while we cannot predict the lawsuit’s outcome, should the certifying agencies successfully defend their certifications, additional lower cost Brazilian plywood may enter the U.S. markets and our business could be adversely affected.

Competition from wood product imports can vary significantly and have a material effect on U.S. wood product pricing.

The future volume and pricing of lumber imports entering U.S. markets remain uncertain. Historically, Canada has been the most significant source of lumber imports to the U.S. market.  For decades, the U.S. and Canada have been in a dispute over pricing for softwood lumber entering the U.S., which has resulted in trade cases and negotiated agreements between the two countries. The U.S. and Canada signed a Softwood Lumber Agreement in 2006, which expired in October 2015. On November 25, 2016, the U.S. lumber industry filed a petition seeking injury determination with the U.S. International Trade Commission, and a petition seeking countervailing (CVD) and anti-dumping (AD) duties on Canadian lumber imports with the U.S. Department of Commerce. Final rulings on injury and CVD and AD duties went into effect on December 28, 2017 resulting in the combined CVD and AD cash deposit rate to be paid by most Canadian exporters initially established at 20.23%. On November 24, 2020, the first annual administrative review was finalized, which lowered the CVD and AD combined deposit rate to 8.99%. The new duty rates went into effect on November 30, 2020. The second annual administrative review covering 2019 is currently underway. The Government of Canada continues to appeal the determinations by the U.S. Department of Commerce and the U.S. International Trade Commission supporting the AD/CVD duties as well as to challenge these duties in the World Trade Organization.

We are not able to predict when, or if, a new softwood lumber agreement will be reached or, if reached, what the terms of the agreement would be. Similarly, we are not able to predict if the current U.S. policy of imposing import duties on Canadian softwood lumber will continue. We could, therefore, experience significant downward pressure on lumber prices caused by Canadian imports.

Third-Party Contractors and Providers

Our operations are affected by third-party logger and transportation availability as well as changes in fuel prices.

Our Timberlands business depends on the availability of third-party logging and hauling contractors. Our Wood Products business depends on third-party transportation providers, including railcar and ground transportation. These third-party providers are subject to several events outside of their control, such as disruption of transportation infrastructure, labor issues, increased competition for loggers, truck drivers and railcar availability. Logger and truck driver shortages  or failures of a third-party transportation provider to timely deliver our products to our mills and our customers, could harm our supply chain, negatively affect our customer relationships and have a material adverse effect on our financial condition, results of operations and our reputation. Further, increases in the cost of fuel could negatively impact our financial results by increasing the cost associated with logging activities and transportation services and could also result in an overall reduction in the availability of these services.

Timberlands Operations

We may be unable to harvest timber or we may elect to reduce harvest levels due to market, weather, climate change and regulatory conditions, either of which could adversely affect our results of operations and cash flows.

Our timber harvest levels and sales may be limited due to weather conditions, timber growth cycles, restrictions on access, availability of contract loggers and regulatory requirements associated with the protection of wildlife and water resources, as well as by other factors, including insufficient or excessive precipitation, damage by fire, pest infestation, disease and natural disasters, such as ice storms, wind storms, tornadoes, hurricanes and floods. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes usually is localized, affecting only a limited percentage of our timber, there can be no assurance that any damage affecting our timberlands will be limited. Severe weather conditions and other natural disasters can also reduce seedling survival rates, impact the productivity of timberlands and disrupt the harvesting and delivery of logs. Our financial results and cash flows are dependent to a significant extent on our continued ability to harvest timber at adequate levels. As is typical in the forest industry, we assume substantially all risk of loss to the standing timber we own from fire and other hazards because insuring for such losses is not practicable. Consequently, a reduction in our timber inventory from such events could adversely affect our financial results and cash flows. In addition, the geographic concentration of our property makes us more susceptible to adverse impacts from a single natural disaster and other factors that could negatively impact our timber production.

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

Our estimates of timber inventories and growth rates may be inaccurate and include risks inherent in calculating such estimates, which may impair our ability to realize expected revenues.

Whether in connection with managing our existing timberlands or assessing potential timberland acquisitions, we make and rely on important estimates of merchantable timber inventories. These include estimates of timber inventories that may be lawfully and economically harvested, timber growth rates and end-product yields. Timber growth rates and yield estimates are developed by forest biometricians and other experts using statistical measurements of tree samples on given property. These estimates are central to forecasting our anticipated timber harvests, revenues and expected cash flows. While we have confidence in our timber inventory processes and the professionals in the field who administer them, future growth and yield estimates are inherently inexact and uncertain and subject to many external variables that could further affect their accuracy. These variables include, among other things, disease, infestation, natural disasters, changes in weather patterns and changes in product merchandizing specifications. If these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be adversely affected.

Wood Products Operations

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or negatively affect our results of operations and financial condition.

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could unexpectedly cease to operate due to a number of events, including unscheduled maintenance outages, prolonged power failures, equipment failures, raw material shortages, cyber-attacks, labor difficulties or labor availability due to quarantine requirements for those exposed to flu or viruses, such as COVID-19, disruptions in the transportation infrastructure, such as roads, bridges, railroad tracks and tunnels, fire, ice storms, floods, windstorms, tornadoes, hurricanes or other catastrophes, terrorism or threats of terrorism, governmental regulations and other operational problems.

We cannot predict the duration of any such downtime or extent of facility damage. Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer requirements could be impaired, resulting in lower sales and income.  Although some risks are not insurable and some coverage is limited, we purchase insurance on our manufacturing facilities for damages and losses resulting from events such as fires, floods, windstorms, earthquakes and equipment failure.  Such insurance may not be sufficient or may be cost prohibitive to cover all our damages and losses.

Real Estate Operations

Changes in demand for our real estate and delays in the timing of real estate transactions may affect our revenues and operating results.

A number of factors, including availability of credit, a slowing of residential and commercial real estate development, availability of funding to support conservation land purchases by governmental and other entities, zoning rules, population shifts and changes in demographics could reduce the demand for our real estate and negatively affect our results of operations. Changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-core timberlands and could also negatively affect our results of operations. Changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use and development of real estate, or changes in the political composition of federal, state and local governmental bodies could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business, profitability or financial condition.

The majority of our real estate development projects are concentrated in few markets.

We have real estate development projects located in Central Arkansas, specifically, in and west of Little Rock, Arkansas and in Hot Springs, Arkansas. These real estate operations are particularly vulnerable to economic downturns, weather or other adverse events that may occur in this specific region and to competition from nearby commercial and residential housing developments. Our results of operations may be affected by the cyclicality of the homebuilding and real estate industries. Factors influencing these industries include changes in population growth, general and local economic conditions, weather, employment levels, consumer confidence and income, housing demand, new and existing housing inventory levels, availability and cost of financing, mortgage interest rates and foreclosures, and changes in government regulation regarding the environment, zoning, real estate taxes, and other local government fees. In addition, the tightening of credit and economic recession could delay or deter commercial and residential real estate activity and may affect our operating results.

Legal, Environmental and Regulatory Compliance Risks

Environmental Laws and Regulations

Our businesses are subject to extensive environmental laws and regulations.

We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing:

•	air emissions,
•	harvesting,
•	silvicultural activities, including use of pesticides and herbicides,
•	surface water management
•	the cleanup of contaminated sites,
•	building codes, and
•	health and safety matters.

We have incurred, and we expect to continue to incur, significant capital, operating and other expenditures to comply with applicable environmental laws and regulations. We also could incur substantial costs, such as civil or criminal fines, sanctions and enforcement actions (including orders limiting our operations or requiring corrective measures, installation of pollution control equipment or other remedial actions), cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations on properties we currently own or have owned in the past. Because environmental regulations are constantly evolving, we will continue to incur costs to maintain compliance with those laws and our compliance costs could increase materially. In addition, surface water management regulations may present liabilities and are subject to change. Future compliance with existing and new laws and requirements may disrupt our business operations and require significant expenditures.

As the owner and operator of land, we may be liable under environmental laws for cleanup, closure and other damages resulting from the presence and release of hazardous substances on or from our properties or operations we currently own or have owned and operated in the past. In addition, we lease some of our properties to third-party operators for the purpose of exploring, extracting, developing and producing oil and gas in exchange for fees and royalty payments. These operations may create risk of environmental liabilities for any unlawful discharge of oil, gas or other chemicals into the air, soil or water. Generally, these third-party operators indemnify us against any such liability, and we require that that they maintain liability insurance during the term of our lease with them. However, if for any reason an unlawful discharge occurs and our third-party operators are not able to honor their indemnity obligation, or if the required liability insurance was not in effect, then it is possible that we could be held responsible for costs associated with environmental liability caused by such third-party operators. The amount and timing of environmental expenditures is difficult to predict, and in some cases, our liability may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at our current or previously owned sites or third-party sites may result in significant additional costs.

Similarly, threatened and endangered species restrictions apply to activities that would adversely impact a protected species or significantly degrade its habitat. A number of species on our timberlands have been, and in the future may be, protected under these laws. If current or future regulations, including increased mandates for biodiversity, increased wildlife habitats, additional species on our lands classified as endangered, or the enforcement of endangered species regulations become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.

Climate Conditions

Changes in climate conditions and governmental responses to such changes may affect our operations or planned or future growth activities.

Climate change represents an urgent global challenge. We are committed to do our part to mitigate climate change, and we believe that working forests are part of the solution. Scientific research supports that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters, such as hurricanes, earthquakes, hailstorms, wildfires, snow, ice storms, the spread of disease, and insect infestations. Changes in precipitation resulting in droughts could make wildfires more frequent or more severe and could adversely affect productivity of our forests. Any of these natural disasters could affect our timberlands, timber growth rates, productivity of our timberlands, our harvest operations or cause variations in the cost of raw materials.

We anticipate future legislative regulations at the state, federal and international level regarding climate change and energy access, security and competitiveness to address emission of carbon dioxide, renewable energy and fuel standards, and the monetization of carbon.  The effects on our operations from future legislation or regulatory activity to reduce carbon dioxide and other greenhouse gases in the atmosphere remain uncertain at this time. We manage our manufacturing facilities and timberland operations to comply with applicable laws and regulations. It is possible that legislation or government mandates, standards or regulations intended to mitigate or reduce carbon compound or greenhouse gas emissions or other climate change effects could affect renewals or modifications to permits at our facilities, or result in significantly higher energy and compliance costs, which could have an adverse effect on our results of operations and profitability.

In addition, environmental groups or interested parties may file or threaten to file lawsuits that seek to prevent us from obtaining permits, harvesting timber under contract with federal or state agencies, implementing capital improvements or pursuing operating plans. Any lawsuit, or even a threatened lawsuit, could delay harvesting on our timberlands or impact our ability to operate or invest in our Wood Products facilities.

Legal Matters

Legal matters, disputes and proceedings (collectively “legal matters”), if determined or concluded in a manner adverse to our interests, could have a material adverse effect on our financial condition.

We are, from time to time, involved in legal matters, disputes and proceedings (legal matters). It is possible that there could be adverse judgments against us in some legal matters or that we may agree to settle a matter, and that we could be required to take a charge and make cash payments for all or a portion of any related awards of damages that could materially and adversely affect our results of operations or cash flows for the quarter or year in which we record or pay it. In some cases, all or a portion of any loss we experience in connection with any such legal matters will be covered by insurance; in other cases, any such losses will not be covered by insurance.

Indebtedness and Capital Structure Risks

Access to Capital

We depend on external sources of capital for future growth.

Our ability to finance growth is dependent to a significant degree on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including a decline in general market conditions, decreased market liquidity, a downgrade to our public debt rating, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividends. For additional details, see Liquidity and Capital Resources in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us and the failure to obtain necessary capital could materially adversely affect our future growth.

Indebtedness

Our indebtedness could materially adversely affect our ability to generate sufficient cash to pay dividends to stockholders and fulfill our debt obligations, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

Our debt requires interest and principal payments. As of December 31, 2020, we had total long-term debt of $762.2 million. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our indebtedness could intensify.

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

The alteration or discontinuation of LIBOR may adversely affect our business.

A number of our debt instruments and associated interest rate derivative agreements have an interest rate tied to the London Interbank Offered Rate (LIBOR). In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a steering committee comprised of large U.S. financial institutions, is recommending replacing LIBOR with the Secured Overnight Financing Rate (SOFR), a new index rate calculated based on transactions in the market for Treasury securities.

The market transition away from LIBOR to an alternative reference rate is complex. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. If LIBOR is no longer available as a reference rate, we will have to modify our variable debt and interest rate derivative agreements to allow for an alternative benchmark.  Further, if our lenders or interest rate swap counterparties have increased costs due to changes in LIBOR, we may experience potential increases in interest rates from our variable debt and interest rate derivatives, which could adversely impact our interest expense, results of operations and cash flows. We are monitoring the developments with respect to the potential phasing out of LIBOR and will work with our lenders and counterparties to identify a suitable replacement rate and amend our agreements to reflect this new reference rate accordingly. However, at this time, we are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such possible transition to SOFR may be on our financial condition.

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading could limit our access to the credit markets, increase our cost of financing and have an adverse effect on the market price of our securities. For additional detail on our credit ratings, see Liquidity and Capital Resources in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Ownership of our Common Stock

The price of our common stock may be volatile and influenced by many factors, some of which are beyond our control.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described herein under Risk Factors and the following:

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

REIT and Tax Risks

If we fail to remain qualified as a REIT, income from our timberlands will be subject to taxation at regular corporate rates and we will have reduced cash available for dividends to our stockholders.

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations, including satisfaction of certain asset, income, organizational, dividend, stockholder ownership and other requirements, on an ongoing basis. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we will remain qualified as a REIT. There are only limited judicial or administrative interpretations of these provisions. Although we operate in a manner consistent with the REIT qualification rules, we cannot assure you that we are or will remain so qualified.

If in any taxable year we fail to remain qualified as a REIT, unless we are entitled to relief under the Internal Revenue Code:

•	we would not be allowed a deduction for dividends to stockholders in computing our taxable income;
•	we would be subject to federal income tax on our taxable income at regular corporate rates; and
•	we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for dividends to our stockholders, which in turn could have an adverse impact on the value of our common stock. As a result, net income and the cash available for dividends to our stockholders could be reduced for at least five years.

Our ability to pay dividends and service our indebtedness using cash generated through our taxable REIT subsidiary may be limited.

Returning cash to shareholders through a secure, growing dividend and opportunistic share repurchases is an important and durable part of our capital allocation strategy. Our board of directors, in its sole discretion, determines the actual amount of dividends to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, tax considerations, borrowing capacity, debt covenant restrictions, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use and future acquisitions and dispositions. For a description of debt covenants that could limit our ability to pay dividends to stockholders in the future, see Liquidity and Capital Resources in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Consequently, the level of future dividends to our stockholders may fluctuate and any reduction in the dividend rate may adversely affect our stock price.

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

Our use of PotlatchDeltic TRS enables us to continue to engage in non-REIT qualifying business activities. However, under the Internal Revenue Code, no more than 20% of the value of the gross assets of a REIT may be represented by securities of our taxable REIT subsidiaries. This limitation may affect our ability to increase the size of the PotlatchDeltic TRS operations. Furthermore, our use of the PotlatchDeltic TRS may cause the market to value our common shares differently than the shares of other REITs, which may not use taxable REIT subsidiaries at all, or as extensively as we use them.

General Risk Factors

Acquisition Strategy

We may be unsuccessful in carrying out our acquisition strategy.

Our real property holdings are primarily timberlands and we may make additional strategic timberlands and other forest products asset acquisitions in the future. The markets for timberland and forest products assets are highly competitive. We intend to finance acquisitions through cash from operations, borrowings under our credit facility, proceeds from equity or debt offerings, proceeds from asset dispositions or any combination thereof. In addition, it is uncertain whether any acquisitions we make will perform in accordance with our expectations. The failure to identify and complete acquisitions of suitable properties could adversely affect our operating results and cash flows.

Cybersecurity

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

Pension Plans

Our defined benefit pension plans are currently underfunded.

We have qualified defined benefit pension plans covering the majority of our employees which, in aggregate at December 31, 2020 were 88.9% funded. Future actions involving our defined benefit and other postretirement plans, such as annuity buyouts and lump-sum payouts could cause us to incur significant pension and postretirement settlement and curtailment charges and may require cash contributions to maintain a legally required funded status.

The measurement of the pension benefit obligation, determination of pension plan net periodic costs and the requirements for funding our pension plans are based on a number of actuarial assumptions. The most critical assumption is the discount rate applied to pension plan obligation as changes in long-term interest rates may result in increased pension costs in future periods. Changes in assumptions regarding discount rates could also increase future pension costs. Changes in any of these factors may significantly impact future contribution requirements. For additional information regarding this matter, see Note 16: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements.

Workforce

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.

Certain employees at one of our sawmills, representing 14% of our total workforce, are covered under a collective bargaining agreement which expires in 2023. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information on our locations and facilities is included above in Part I – Item 1. Business under each of the respective segment headers.

ITEM 3. LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select Market (NASDAQ) with the ticker symbol “PCH”. There were approximately 1,226 stockholders of record as of February 12, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the Repurchase Program). No repurchases were made by the company during the fourth quarter of 2020. Total shares repurchased under the Repurchase Program for the years ended December 31, 2020 and 2019 were 489,850 and 686,240, respectively, for total consideration of $15.4 million and $25.2 million, respectively. All common stock purchases were made in open-market transactions. At December 31, 2020, we had remaining authorization of $59.5 million for future stock repurchases under the Repurchase Program.

Shares under the Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan), or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined according to the Trading Plan, and, subject to the terms of the Trading Plan, and the Repurchase Program may be suspended, terminated or modified at any time for any reason.

We record share purchases upon trade date, as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been settled. There were no unsettled repurchases at December 31, 2020 and 2019.

EQUITY COMPENSATION PLAN INFORMATION

Information required by this item with respect to equity compensation plans is included under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed with the SEC on or about March 30, 2021 and is incorporated herein by reference.

Company Stock Price Performance

The following graph and table show a five-year comparison of cumulative total stockholder returns for our company, the NAREIT Equity Index, the Standard & Poor’s 500 Composite Index and a group of four companies that we refer to as our peer group index for the period ended December 31, 2020. The total stockholder return assumes $100 invested at December 31, 2015, with quarterly reinvestment of all dividends.

	At December 31,
	2016	2017	2018	2019	2020
PotlatchDeltic Corporation	$143	$176	$130	$184	$220
NAREIT Equity Index	$109	$114	$109	$137	$126
S&P 500 Composite Index	$112	$136	$130	$171	$203
2020 Peer Group Index	$110	$132	$91	$131	$150

Our peer group index for 2020 consists of Rayonier Inc., St. Joe Co., Universal Forest Products Inc. and Weyerhaeuser Co. Returns are weighted based on market capitalizations as of the beginning of each year. Deltic has been excluded from our peer group index in the above table and graph for all years presented due to our merger in 2018. Our 2018 return includes the impact of the Deltic earnings and profits special distribution of approximately $3.54 per share. See Note 4: Earnings Per Share in the Notes to Consolidated Financial Statements for additional information.

The performance graph above is being furnished solely to accompany this Report pursuant to Item 201(e) of Regulation S-K and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation in such filing.

ITEM 6.  SELECTED FINANCIAL DATA

The company has early adopted the removal of the disclosure required by this item, as permitted by SEC rule changes effective February 10, 2021.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with Part I – Item 1. Business, Item 1.A. Risk Factors and Part II – Item 8. Financial Statements and Supplementary Data contained in this report. For a discussion comparing our results of operations for the year ended December 31, 2019 to 2018, refer to this same section (Part II, Item 7) in our 2019 annual report on Form 10-K as filed with the SEC on February 19, 2020.

Our operations are organized into three business segments: Timberlands, Wood Products and Real Estate. Our Timberlands segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and typically represent a sizeable portion of the Timberlands segment’s total revenues. Our other segments generally do not generate intersegment revenues. In the discussion of our consolidated results of operations, our revenues and expenses are reported after elimination of intersegment revenues and expenses. In the Business Segment Results discussion below, each segment’s revenues and expenses, as applicable, are presented before elimination of intersegment revenues and expenses.

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

Adjusted EBITDDA is a non-GAAP measure that management uses in evaluating performance and allocating resources between segments, and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. This measure should not be considered in isolation from and is not intended to represent an alternative to, our results reported in accordance with GAAP. Management believes that this non-GAAP measure, when read in conjunction with our GAAP financial statements, provides useful information to investors by facilitating the comparability of our ongoing operating results over the periods presented, the ability to identify trends in our underlying business and the comparison of our operating results against analyst financial models and operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.

Our definition of EBITDDA and Adjusted EBITDDA may be different from similarly titled measures reported by other companies. We define EBITDDA as net income before interest expense, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses. See Note 3: Segment Information in the Notes to the Consolidated Financial Statements for information related to the use of segment Adjusted EBITDDA.

Business and Economic Conditions Affecting Our Operations

The demand for timber is directly affected by the underlying demand for lumber and other wood-products, as well as by the demand for pulp, paper and packaging. Our Timberlands and Wood Products segments are impacted by demand for new homes in the United States and by repair and remodeling activity. The actions taken by various states and municipalities to contain and combat the outbreak and spread of the COVID-19 pandemic have introduced significant economic and business uncertainty, along with volatile financial market conditions during 2020 which is expected to continue into the future. Although many of the restrictions eased across the United States during the summer and early fall, increasing COVID-19 cases in the fall resulted in several jurisdictions reimposing restrictions during the fourth quarter. These restrictions are subject to change and may, depending on direction from governmental authorities, duration of the outbreak, timing and effectiveness of testing and treatment options, availability and distribution of a vaccine and the pandemic’s effects on the public, require us, our suppliers or our customers to reduce or suspend operations in the future.

A housing construction slowdown in the spring due to social-distancing rules and delayed permits and inspections led to a massive destocking of lumber in the supply chain as well as significant curtailment of North American lumber manufacturing capacity. The atypical early spring pullback in lumber production coupled with strong demand led to an acute shortage that underpinned a historic run in lumber prices that began in the second quarter. Record lumber prices and extraordinarily long order files set the stage for lumber prices to decline entering the fourth quarter. Unseasonably strong demand and lean inventories led lumber prices to increase back near historic levels by the end of the year.

Housing fundamentals remain stronger than at any point since the Great Financial Crisis driven by the demand for new single-family homes, historically low mortgage rates, a shift from urban to suburban living, millennials entering their prime buying years, scarce re-sale housing inventory and an aging existing housing stock supporting repair and remodel demand. This has created strong lumber demand which we expect will continue to grow in 2021. In our Wood Products segment, we shipped just under 1.1 billion board feet of lumber during 2020. For 2021, we expect to ship approximately 1.1 billion board feet. This estimate reflects continued uncertainty associated with the potential for the COVID-19 pandemic to continue to constrain operating hours in our sawmills.

In our Timberlands segment, Northern sawlog prices benefitted from Idaho sawlogs prices being indexed to lumber prices which reached record levels in the second half of the year, while Southern pine sawlog prices remained stable during 2020. Our harvest volume of 6.0 million tons in 2020 was higher than 2019 due to more favorable harvest conditions. We expect to harvest approximately 6.0 million tons during 2021, with approximately 70% of the volume in the Southern region.

In the fourth quarter of 2020 our Real Estate segment benefitted from the sale of 72,440 acres of rural timberland in Minnesota to The Conservation Fund (TCF) for nearly $48.0 million. This sale was a significant milestone in our long-term strategy to sell Minnesota land at a premium to timberland values. For 2021, we expect to sell approximately 20,000 acres of rural land.

Residential and commercial sales in our Chenal Valley development mainly follow the national housing market trends but do experience microeconomic factors for the area including economic growth and the availability of builders, contractors and workforce to support development efforts. We anticipate selling approximately 145 residential lots in 2021.

CONSOLIDATED RESULTS

The following table sets forth year-over-year changes in items included in our Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments.

			2020
	Years Ended December 31,		vs.
(in thousands)	2020	2019	2019
Revenues	$1,040,930	$827,098	$213,832
Costs and expenses:
Cost of goods sold	687,781	682,066	5,715
Selling, general and administrative expenses	72,519	57,925	14,594
Gain on sale of facility	—	(9,176)	9,176
	760,300	730,815	29,485
Operating income	280,630	96,283	184,347
Interest expense, net	(29,463)	(30,361)	898
Pension settlement charge	(42,988)	—	(42,988)
Loss on extinguishment of debt	—	(5,512)	5,512
Non-operating pension and other postretirement benefit costs	(14,226)	(3,739)	(10,487)
Income before income taxes	193,953	56,671	137,282
Income taxes	(27,123)	(1,010)	(26,113)
Net income	$166,830	$55,661	$111,169
Adjusted EBITDDA[1]	$382,228	$178,943	$203,285

[1]	See Liquidity and Performance Measures for a reconciliation of Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the years presented.

2020 compared with 2019

Revenues

Revenues were approximately $1.0 billion, an increase of $213.8 million compared to 2019. The increase in 2020 was a result of historically high lumber prices during the second half of the year along with increased lumber shipments, increased harvest volumes, higher sawlog prices in the Northern region and the 72,440 acre conservation land sale to TCF.

Cost of goods sold

Cost of goods sold increased $5.7 million compared with 2019 as a result of increased harvest volumes, lumber shipments and rural real estate acres sold. These increases were partly offset by lower repair and maintenance costs, the temporary curtailment and reduced operating posture at our plywood facility during the second quarter of 2020 and because 2019 included approximately 1.5 months of activity related to the Deltic Medium Density Fiberboard (MDF) facility that we sold.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $14.6 million compared to 2019 primarily as a result of higher incentive compensation related to strong company performance.

Gain on Sale of Facility

In February 2019, we sold our Deltic MDF facility to Roseburg Forest Products Co. for $92.0 million, before certain working capital adjustments, resulting in a $9.2 million pre-tax gain on sale.

Interest expense, net

Net interest expense decreased $0.9 million compared to 2019 primarily due to higher patronage dividends received during 2020 and higher interest on $150.0 million of 7.5% Senior Notes (Senior Notes) before the January 2019 refinance.

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

Non-operating pension and other postretirement benefit costs

Non-operating pension and other postretirement benefit costs increased $10.5 million compared with 2019 primarily because prior service credits of $7.6 million per year were fully amortized at the end of 2019. A decrease in expected plan assets and a decrease in the discount rate used to determine the benefit obligations also resulted in an increase in non-operating pension and other postretirement benefit costs.

Income taxes

Income tax expense was $27.1 million for 2020 compared with $1.0 million for 2019. Income taxes are primarily due to income or loss generated from our PotlatchDeltic TRS. For 2020, our PotlatchDeltic TRS’s income before income tax was $113.2 million, which included the pension settlement charge. For 2019, our PotlatchDeltic TRS’s income before income tax was $2.9 million, which included the gain on sale of the Deltic MDF facility.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for 2020 increased $203.3 million compared to 2019. The increase in Total Adjusted EBITDDA was driven primarily by historically high lumber prices during the second half of 2020, increased sawlog prices in Idaho and the 72,440 acre conservation land sale to TCF. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

BUSINESS SEGMENT RESULTS

Timberlands Segment

			2020
	Years Ended December 31,		vs.
(in thousands)	2020	2019	2019
Revenues[1]	$376,519	$322,693	$53,826
Costs and expenses
Logging and hauling	155,351	150,445	4,906
Other	31,711	31,468	243
Selling, general and administrative expenses	6,655	6,793	(138)
Adjusted EBITDDA[2]	$182,802	$133,987	$48,815

[1]	Prior to elimination of intersegment fiber revenues of $138.4 million and $114.9 million in 2020 and 2019, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 3: Segment Information in the Notes to Consolidated Financial Statements.

Timberlands Segment Statistics

			2020
	Years Ended December 31,		vs.
Harvest Volumes (in tons)	2020	2019	2019
Northern region
Sawlog	1,669,317	1,700,071	(30,754)
Pulpwood	113,881	148,350	(34,469)
Stumpage	23,178	7,978	15,200
Total	1,806,376	1,856,399	(50,023)

Southern region
Sawlog	2,137,699	1,901,001	236,698
Pulpwood	1,682,029	1,645,593	36,436
Stumpage	380,935	184,272	196,663
Total	4,200,663	3,730,866	469,797

Total harvest volume	6,007,039	5,587,265	419,774

Sales Price/Unit ($ per ton)
Northern region[1]
Sawlog	$128	$95	$33
Pulpwood	$40	$39	$1
Stumpage	$14	$14	$—

Southern region[1]
Sawlog	$44	$46	$(2)
Pulpwood	$29	$32	$(3)
Stumpage	$11	$9	$2

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes contracted logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2020, compared with the year ended December 31, 2019:

(in thousands)	2020 vs 2019
Adjusted EBITDDA - prior year	$133,987
Sales price and mix	39,596
Harvest volume	9,009
Other revenue	(536)
Logging and hauling cost per unit	860
Forest management	(127)
Indirect and overhead costs	13
Adjusted EBITDDA - current year	$182,802

2020 compared with 2019

Timberlands Adjusted EBITDDA for 2020 was $182.8 million, an increase of $48.8 million compared to 2019 primarily due to the following:

•

Sales Price and Mix: Sawlog prices in the Northern region increased 34.7%, to $128 per ton resulting from the effect of higher lumber price realizations on indexed sawlogs and increased cedar log prices in Idaho. Southern sawlog pricing decreased 4.3%  in 2020 as timber supply constraints caused by wet weather drove up pricing during 2019.

•	Harvest Volume: We harvested 4.2 million tons in the Southern region during 2020, which was up 12.6% compared to 2019. The increase was primarily because the 2019 harvest was disrupted by wet weather.

Wood Products Segment

			2020
	Years Ended December 31,		vs.
(in thousands)	2020	2019	2019
Revenues	$698,405	$540,408	$157,997
Costs and expenses[1]
Fiber costs	272,652	267,753	4,899
Freight, logging and hauling	66,637	70,747	(4,110)
Manufacturing costs	178,970	182,777	(3,807)
Finished goods inventory change	(5,888)	(755)	(5,133)
Selling, general and administrative expenses	9,954	8,422	1,532
Other	(15)	(1,437)	1,422
Adjusted EBITDDA[2]	$176,095	$12,901	$163,194

[1]	Prior to elimination of intersegment fiber costs of $138.4 million and $114.9 million in 2020 and 2019, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 3: Segment Information in the Notes to Consolidated Financial Statements.

Wood Products Segment Statistics

			2020
	Years Ended December 31,		vs.
	2020	2019	2019
Lumber shipments (MBF)[1]	1,098,082	1,068,519	29,563
Lumber sales prices ($ per MBF)	$522	$371	$151

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2020, compared with the year ended December 31, 2019:

(in thousands)	2020 vs 2019
Adjusted EBITDDA - prior year	$12,901
Lumber:
Price	163,082
Volume	1,711
Manufacturing costs per unit	(2,337)
Log costs per unit	(1,353)
Inventory charge	3,411
Residuals, panels and other	(1,320)
Adjusted EBITDDA - current year	$176,095

2020 compared with 2019

Wood Products Adjusted EBITDDA for 2020 was $176.1 million, an increase of $163.2 million compared to 2019 primarily due to the following:

•	Lumber Price: Average lumber sales prices increased to $522 per MBF from $371 per MBF during 2019 driven by the historic run in lumber prices during the second half of 2020.
•	Lumber Volume: Lumber shipments increased 29.6 million board feet during 2020 driven by increased demand for both new housing construction and repair and remodeling projects.
•

Manufacturing Costs Per Unit: Higher manufacturing costs per unit year over year was a result of reduced operating hours in 2020 due to labor-related constraints and lost productivity in April at two Arkansas mills due to hurricane-caused power outages.

•	Log Costs per Unit: Log costs per unit were higher in 2020 as a result of increased indexed log costs in Idaho which more than offset the impact of lower log costs for our Southern sawmills.
•

Inventory Charge: Ending inventory at December 31, 2019 was written down $3.4 million to net realizable value as a result of declines in lumber prices.  There were no such write-downs at December 31, 2020.

•	Residual Sales, Panels and Other: Lower residual sales and higher incentive compensation related to divisional performance more than offset the effect of higher panel prices.

Real Estate Segment

			2020
	Years Ended December 31,		vs.
(in thousands)	2020	2019	2019
Revenues	$104,416	$78,872	$25,544
Costs and expenses
Costs of goods sold	12,502	11,885	617
Selling, general and administrative expenses	5,438	4,337	1,101
Adjusted EBITDDA[1]	$86,476	$62,650	$23,826

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 3: Segment Information in the Notes to Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate

	2020		2019
	Acres Sold	Average Price/Acre	Acres Sold	Average Price/Acre
Higher and better use (HBU)	5,489	$2,828	5,077	$5,786
Recreation real estate	4,838	$1,415	9,969	$1,305
Non-strategic timberlands	84,270	$707	8,894	$820
Total	94,597	$867	23,940	$2,075

Development Real Estate

	2020		2019
	Lots or Acres Sold	Average $/Lot or Acre	Lots or Acres Sold	Average $/Lot or Acre
Residential lots	138	$85,922	148	$87,215
Commercial acres	4	$817,629	38	$248,443

Real Estate Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2020, compared with the year ended December 31, 2019:

(in thousands)	2020 vs 2019
Adjusted EBITDDA - prior year	$62,650
Rural real estate sales	32,232
Real estate development sales	(6,688)
Selling, general and administrative expenses	(1,101)
Other costs, net	(617)
Adjusted EBITDDA - current year	$86,476

2020 compared with 2019

Real Estate Adjusted EBITDDA for 2020 was $86.5 million, an increase of $23.8 million compared with 2019 primarily due to the following:

•

Rural Real Estate Sales: During 2020, we sold 72,440 acres to TCF for nearly $48 million. During 2019, we sold 1,787 acres of recreation real estate outside of Little Rock, Arkansas for $19.6 million. Rural real estate sales vary period-to-period with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.

•

Development Real Estate Sales:  During 2020 we sold 138 lots at an average lot price of $85,922 compared with 148 lots at an average lot price of $87,215 during 2019. In addition, we sold 4 acres of commercial land in Chenal Valley for $817,629 per acre during 2020 compared to 38 acres for $248,443 per acre during 2019.

Liquidity and Capital Resources

Overview

Changes in significant sources of cash for the years ended December 31, 2020 and 2019 are presented by category as follow:

(in thousands)	2020	2019
Net cash provided by operating activities	$335,263	$139,068
Net cash (used in) provided by investing activities	$(42,192)	$4,517
Net cash used in financing activities	$(124,985)	$(138,772)

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased $196.2 million in 2020 compared to 2019 primarily as a result of the following:

•

Cash received from customers increased $233.5 million as a result of historically high lumber prices during the second half of the year, increased harvest activities, increased lumber shipments and the 72,440 acre rural land sale to TCF. These increases were partially offset by 2019 activity that included an Arkansas rural land sale for $19.6 million and 1.5 months of activity at the Deltic MDF facility prior to its sale.

•

Cash payment to vendors increased $18.1 million primarily due to increased harvest activities and increased lumber shipments. The increase was partially offset by the reduced operations of our industrial plywood mill during the second quarter of 2020 and by 1.5 months of activity at the Deltic MDF facility in 2019 prior to its sale.

•	Cash contributions to our pension and other postretirement employee benefit plans increased $4.3 million.
•

Net cash paid for interest decreased $3.7 million primarily due to increased patronage dividends from our lenders and lower net interest costs as a result of refinancing our $150.0 million Senior Notes during the first quarter of 2019.

•	Net tax payments increased $18.6 million as a result of increased income generated from our PotlatchDeltic TRS operations.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•	We spent $38.9 million on capital expenditures for property, plant and equipment, timberlands reforestation and road construction projects during 2020 compared to $56.8 million during 2019.

•	We spent $6.9 million on timberland acquisitions in 2020 compared to $0.6 million in 2019.
•

We received $58.8 million of net cash proceeds from the Deltic MDF facility sale in February 2019 Additionally, we received $1.0 million in the first quarter of 2020 related to the satisfaction of certain covenants associated with the Deltic MDF facility sale.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•	We paid dividends of $107.9 million in 2020 and $107.7 million in 2019.
•	During 2020 we repurchased 489,850 shares of our common stock totaling $15.4 million compared to 686,240 shares repurchased totaling $25.2 million during 2019.
•	During 2019 we refinanced $150.0 million of Senior Notes and $40.0 million of term loans. Upon refinancing the Senior Notes, we paid a redemption premium of $4.9 million.

Future Sources and Uses of Cash

On February 12, 2021, the board of directors approved a quarterly cash dividend of $0.41 per share payable on March 31, 2021 to stockholders of record as of March 5, 2021.

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on an expected level of return on investment. We expect to spend a total of approximately $55.0 to $60.0 million for capital expenditures during 2021.

On August 30, 2018, the board of directors authorized the repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the Repurchase Program). At December 31, 2020, we had remaining authorization of $59.5 million for future stock repurchase under the Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to the trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan), and, subject to the terms of the Trading Plan. The Repurchase Program may be suspended, terminated or modified at any time for any reason.

We are deferring payments of approximately $3.8 million for our 2020 employer portion of social security payroll tax as allowed under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). These payments will be funded in 2021 and 2022 as required under the CARES Act.

Capital Structure

(in thousands)	December 31, 2020	December 31, 2019
Long-term debt (including current portion)	$757,347	$756,469
Cash and cash equivalents	(252,340)	(83,310)
Net debt	505,007	673,159
Market capitalization[1]	3,345,138	2,908,653
Enterprise value	$3,850,145	$3,581,812

Net debt to enterprise value	13.1%	18.8%
Dividend yield[2]	3.3%	3.7%
Weighted-average cost of debt, after tax[3]	3.2%	3.3%

[1]	Market capitalization is based on outstanding shares of 66.9 million and 67.2 million times closing share prices of $50.02 and $43.27 at December 31, 2020 and 2019, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.64 and $1.60 divided by share prices of $50.02 and $43.27 at December 31, 2020 and 2019, respectively.
[3]	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

Adjusted EBITDDA is a non-GAAP measure that management uses in evaluating performance and to allocate resources between segments, and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. This measure should not be considered in isolation from and is not intended to represent an alternative to our results reported in accordance with GAAP. Management believes that this non-GAAP measure, when read in conjunction with our GAAP financial statements, provides useful information to investors by facilitating the comparability of our ongoing operating results over the periods presented, the ability to identify trends in our underlying business and the comparison of our operating results against analyst financial models and operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.

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

We reconcile Total Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Years Ended December 31,
(in thousands)	2020	2019
Net income	$166,830	$55,661
Interest, net	29,463	30,361
Income taxes	27,123	1,010
Depreciation, depletion and amortization	76,261	70,417
Basis of real estate sold	25,348	20,554
Loss on extinguishment of debt	—	5,512
Pension settlement charge	42,988	—
Non-operating pension and other postretirement benefit costs	14,226	3,739
Gain on sale of facility	—	(9,176)
(Gain) loss on fixed assets	(11)	865
Total Adjusted EBITDDA	$382,228	$178,943

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

The following table provides a reconciliation of net cash provided by operating activities to CAD:

	Years Ended December 31,
(in thousands)	2020	2019
Net cash provided by operating activities[1]	$335,263	$139,068
Capital expenditures	(45,785)	(57,474)
CAD	$289,478	$81,594
Net cash (used in) provided by investing activities[2]	$(42,192)	$4,517
Net cash used in financing activities	$(124,985)	$(138,772)

[1]	Cash provided by operating activities for the years ended December 31, 2020 and 2019 includes cash paid for real estate development expenditures of $6.7 million and $7.3 million, respectively.
[2]	Net cash (used in) provided by investing activities includes payments for capital expenditures, which is also included in our reconciliation of CAD.

Long-Term Debt

At December 31, 2020, our total outstanding net long-term debt was $757.3 million, of which $40.0 million matures in December 2021. We expect to refinance the $40.0 million term loan debt at maturity which is covered by forward starting interest rate swaps as discussed below.

See Note 10: Debt in the Notes to the Consolidated Financial Statements for additional information on our debt and credit agreements.

In March 2020, we entered into $653.5 million of forward starting interest rate swaps. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on $46.0 million of existing debt and $607.5 million of future debt refinances through January 2029 by converting the benchmark interest rates to fixed interest rates. In addition, the cash flow hedges for future debt refinances require settlement on the stated maturity date.

A number of our debt instruments and associated interest rate derivative agreements have an interest rate tied to LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. We are monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and will work with our lenders and counter parties to identify a suitable replacement rate and amend our agreements to reflect this new reference rate accordingly. However, at this time, we are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such possible transition to SOFR may be on our financial condition.

Term Loans

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

In December 2020, through a fourth amendment to the Amended Term Loan Agreement, we refinanced $46.0 million of existing term loans that matured with a new term loan that matures in 2030. The new term loan carries a variable interest rate of one-month LIBOR plus 2.10%. In conjunction with the new term loan we entered into interest rate swaps to fix the interest rate at 3.04% before patronage.

Credit Agreement

On February 14, 2018, we entered into a Second Amended and Restated Credit Agreement (Amended Credit Agreement) with an expiration date of April 13, 2023 which amended and restated our existing amended and restated credit agreement dated August 12, 2014. The Amended Credit Agreement increased our revolving line of credit to $380.0 million, which may be increased by up to an additional $420.0 million. It also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. At December 31, 2020, there were no borrowings outstanding under the revolving line of credit and approximately $1.0 million of capacity under the Amended Credit Agreement was utilized by outstanding letters of credit, resulting in $379.0 million available for additional borrowings.

Financial Covenants

The Amended Term Loan Agreement and Amended Credit Agreement (collectively referred to as the Agreements) contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The Agreements also contain financial maintenance covenants including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. We are permitted to pay dividends to our stockholders under the terms of the Agreements so long as we expect to remain in compliance with the financial maintenance covenants.

The Interest Coverage Ratio is EBITDDA, which is defined in the Agreements as net income adjusted for interest expense, income taxes, depreciation, depletion and amortization, the basis of real estate sold and non-cash equity compensation expense, divided by interest expense for the same period.

The Leverage Ratio is our Total Funded Indebtedness divided by our Total Asset Value (TAV). Our Total Funded Indebtedness consists of long-term debt, including any current portion of long-term debt, finance lease liabilities, revolving line of credit borrowings and the amount outstanding under the letter of credit subfacility.

The following table presents the components and applicable limits of TAV at December 31, 2020.

(in thousands)
Estimated timberland fair value	$3,231,608
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	273,070
Cash and cash equivalents	252,340
Company owned life insurance (COLI) (limited to 5% of TAV)	3,328
Total Asset Value[1]	$3,760,346

[1]	TAV also includes, as applicable, Construction In Progress (limited to 10% of TAV) and Investments in Affiliates (limited to 15% TAV) as defined in the Agreements.

At December 31, 2020, we were in compliance with all covenants under the Agreements. The table below sets forth the financial covenants for the Agreements and our status with respect to these covenants at December 31, 2020:

	Covenant Requirement		Actual
Interest Coverage Ratio	≥	3.00 to 1.00	12.76
Leverage Ratio	≤	40%	20%

Dividends and Distributions to Shareholders

The following table summarizes the historical tax characteristics of dividends and special distributions to shareholders for the years ended December 31:

(Amounts per share)	2020	2019
Capital gain dividends	$1.61	$1.56
Non-taxable return of capital	—	0.04
Total dividends	$1.61	$1.60

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade. In August 2020 S&P revised our outlook from negative to stable.

Off-Balance Sheet Arrangements

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section. Off-balance sheet arrangements have not had, and are not reasonably likely to have, a material effect on our current or future financial condition, results of operations or cash flows.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2020:

	Payments Due by Period
(in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$762,235	$40,000	$83,000	$275,735	$363,500
Interest on long-term debt[1]	144,168	26,311	47,501	36,591	33,765
Operating leases[2]	12,061	4,670	4,713	1,678	1,000
Finance leases[2]	7,471	2,369	3,867	1,144	91
Purchase obligations[3]	29,374	19,025	8,303	2,046	—
Other long-term liabilities[4]	25,590	12,633	4,112	2,076	6,769
Total	$980,899	$105,008	$151,496	$319,270	$405,125

[1]

Amounts presented for interest payments assume that all long-term debt outstanding at December 31, 2020 will remain outstanding until maturity and interest rates on variable rate debt in effect at December 31, 2020 will remain in effect until maturity. Estimated cash flows related to interest rate swaps are also included in this category.

[2]	Finance and operating lease payments include the impact of interest. See Note 14: Leases in the Notes to Consolidated Financial Statements for additional information.
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

[4]

Other long-term liabilities consist of certain employee-related obligations including estimated contributions to our pension and other post-retirement employee benefit plans of $8.4 million during 2021, Idaho cost share roads and deferred compensation arrangements. Due to the uncertainty of payment timing and amounts, we have not included estimated payments for pension and postretirement funding beyond 2021.

Critical Accounting Policies and Estimates

In preparing our Consolidated Financial Statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors. The following critical accounting policy and estimate requires some of management’s most difficult, subjective and complex judgment.

Pension benefits. The measurement of the pension benefit obligation, determination of pension plan net periodic costs, and the requirements for funding our pension plans are based on actuarial assumptions that require judgment. The most significant assumption is the discount rate used to value the current cost of future pension obligations as different assumptions would change the net periodic pension costs and funded status of the benefit plans. At the end of every year, we review our estimates with external advisers and adjust them accordingly. We use these estimates to calculate plan asset and obligation information as of year-end as well as pension costs for the following year. Actual experience that differs from our estimates, or any changes in our estimates that support the actuarial methods and assumptions could have a significant effect on our financial position, results of operations and cash flows. Our pension expense for 2020 was based on 2.65 percent assumed discount rates for our pension plans. A 25-basis point decrease in the pension discount rate would have increased the projected benefit obligation by approximately $13.2 million at December 31, 2020 and increase estimated pension expense for 2021 by approximately $1.2 million. See Note 16: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements for additional information.

See Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further information on our accounting policies and new accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure on financial instruments includes interest rate risk on our bank credit facility, term loans and interest rate swap agreements and forward starting interest rate swap agreements. We are exposed to interest rate volatility on existing variable rate debt instruments and future incurrences of fixed or variable rate debt, which exposure primarily relates to movements in various interest rates. We use interest rate swaps and forward starting swaps to hedge our exposure to the impact of interest rate changes on existing debt and future debt issuances, respectively. All market risk sensitive instruments were entered into for purposes other than trading purposes. We do not attempt to hedge our exposure to interest rate risk for our cash equivalents.

The interest rates applied to borrowings under our credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments. There were no borrowings under our credit facility at December 31, 2020.

At December 31, 2020, we had seven interest rate swaps associated with $403.5 million of term loan debt. We use forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated refinancing of existing term loan debt, and we had forward starting interest rate swap contracts designated as cash flow hedges with an aggregated notional amount of $607.5 million associated with anticipated future refinancing of term loan debt maturing December 2021 through January 2029. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. See Note 11: Derivative Instruments in the Notes to Consolidated Financial Statements for additional information.

Quantitative Information about Market Risks

The table below provides information about our long-term debt, weighted-average interest rates and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and weighted-average variable rates are based on implied forward rates in the yield curve. The table excludes our forward starting interest rate swaps.

	Expected Maturity Date
(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Variable rate debt:
Principal due	$40,000	$—	$—	$—	$—	$363,500	$403,500	$403,500
Average interest rate	2.10%	—	—	—	—	2.74%	2.67%
Fixed rate debt:
Principal due	$—	$43,000	$40,000	$175,735	$100,000	$—	$358,735	$384,561
Average interest rate	—	4.60%	4.49%	3.93%	4.05%	—	4.11%
Interest rate swaps:
Variable to fixed	$40,000	$—	$—	$—	$—	$363,500	$403,500	$(46,110)
Average pay rate	2.92%	—	—	—	—	2.30%	2.36%
Average receive rate	0.20%	—	—	—	—	0.80%	0.74%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
PotlatchDeltic Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PotlatchDeltic Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, along with subsequent amendments, Leases (Topic 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of the pension benefit obligation

As discussed in Notes 1 and 16 to the consolidated financial statements, the Company’s pension benefit obligation was $408.4 million as of December 31, 2020. The measurement of the pension benefit obligation is based on actuarial assumptions that require judgment. The discount rate applied to pension plan obligations is a critical assumption in the measurement of the pension benefit obligation.

We identified the evaluation of the measurement of the pension benefit obligation as a critical audit matter. Specialized skills and knowledge were required to evaluate the discount rate used to determine the pension benefit obligation. In addition, there was subjective judgment in applying and evaluating results of the procedures due to the sensitivity of the pension benefit obligation to changes in the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s pension benefit process. This included a control related to the determination of the discount rate assumption. We involved an actuarial professional with specialized skills and knowledge, who assisted in evaluating the discount rate as determined using the hypothetical bond portfolio model through analyzing the bond selection criteria, the bond ratings, and the cash flow matching of the model. We considered the change in the discount rate from that used in the prior year, including consideration of the changes in the discount rate in light of published reports of actuarial experts.

/s/ KPMG LLP

We have served as the Company’s auditor since 1952.

Seattle, Washington

February 18, 2021

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share amount)	2020	2019	2018
Revenues	$1,040,930	$827,098	$974,579
Costs and expenses:
Cost of goods sold	687,781	682,066	707,645
Selling, general and administrative expenses	72,519	57,925	59,861
Gain on sale of facility	—	(9,176)	—
Deltic merger-related costs	—	—	22,119
	760,300	730,815	789,625
Operating income	280,630	96,283	184,954
Interest expense, net	(29,463)	(30,361)	(35,227)
Loss on extinguishment of debt	—	(5,512)	—
Pension settlement charge	(42,988)	—	—
Non-operating pension and other postretirement employee benefit costs	(14,226)	(3,739)	(7,648)
Income before income taxes	193,953	56,671	142,079
Income taxes	(27,123)	(1,010)	(19,199)
Net income	$166,830	$55,661	$122,880

Net income per share:
Basic	$2.48	$0.82	$2.03
Diluted	$2.47	$0.82	$1.99
Dividends per share	$1.61	$1.60	$1.60
Special distribution per share	$—	$—	$3.54
Weighted-average shares outstanding (in thousands)
Basic	67,237	67,608	60,534
Diluted	67,568	67,743	61,814

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net income	$166,830	$55,661	$122,880
Other comprehensive (loss) income, net of tax:
Pension and other postretirement employee benefits:
Net loss arising during the period, net of tax benefit of $3,531, $1,348 and $5,521	(10,053)	(3,836)	(15,714)
Effect of pension settlement, net of tax benefit of $11,177	31,811	—	—
Amortization of actuarial loss included in net income, net of tax expense of $4,445, $3,772 and $4,654	12,653	10,737	13,246
Amortization of prior service credit included in net income, net of tax benefit of $(303), $(2,244) and $(2,259)	(860)	(6,389)	(6,432)
Cash flow hedges, net of tax expense (benefit) of $396, $(978) and $(119)	(7,181)	(18,440)	(2,415)
Other comprehensive income (loss), net of tax	26,370	(17,928)	(11,315)
Comprehensive income	$193,200	$37,733	$111,565

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
(in thousands, except per share amounts)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$252,340	$83,310
Customer receivables, net	26,606	14,167
Inventories, net	62,036	65,781
Other current assets	16,136	20,183
Total current assets	357,118	183,441
Property, plant and equipment, net	288,544	286,383
Investment in real estate held for development and sale	72,355	74,233
Timber and timberlands, net	1,600,061	1,638,663
Intangible assets, net	16,270	17,049
Other long-term assets	46,717	35,290
Total assets	$2,381,065	$2,235,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$93,279	$60,577
Current portion of long-term debt	39,981	45,974
Current portion of pension and other postretirement employee benefits	6,574	6,701
Total current liabilities	139,834	113,252
Long-term debt	717,366	710,495
Pension and other postretirement employee benefits	128,807	115,463
Deferred tax liabilities, net	17,740	20,165
Other long-term obligations	72,365	48,853
Total liabilities	1,076,112	1,008,228
Commitments and contingencies
Stockholders’ equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued 66,876 and 67,221 shares	66,876	67,221
Additional paid-in capital	1,674,576	1,666,299
Accumulated deficit	(315,510)	(359,330)
Accumulated other comprehensive loss	(120,989)	(147,359)
Total stockholders’ equity	1,304,953	1,226,831
Total liabilities and stockholders' equity	$2,381,065	$2,235,059

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$166,830	$55,661	$122,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	77,885	72,105	73,161
Basis of real estate sold	25,348	20,554	16,698
Gain on sale of facility	—	(9,176)	—
Loss on extinguishment of debt	—	5,512	—
Change in deferred taxes	(14,610)	(11,045)	12,161
Pension and other postretirement employee benefits	23,666	11,877	16,443
Pension settlement charge	42,988	—	—
Equity-based compensation expense	8,063	7,272	8,206
Other, net	(1,269)	(2,324)	(1,221)
Change in working capital, net of business acquired:
Receivables, net	(12,439)	7,238	2,822
Inventories, net	3,745	(3,519)	273
Other assets	4,591	5,305	(3,996)
Accounts payable and accrued liabilities	25,848	(11,415)	(5,212)
Other liabilities	1,327	3,955	(692)
Real estate development expenditures	(6,706)	(7,254)	(5,049)
Funding of pension and other postretirement employee benefits	(10,004)	(5,678)	(57,580)
Net cash provided by operating activities	335,263	139,068	178,894

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(22,693)	(39,153)	(29,880)
Timberlands reforestation and roads	(16,234)	(17,695)	(17,378)
Acquisition of timber and timberlands	(6,858)	(626)	(4,877)
Proceeds on disposition of property, plant and equipment	370	2,389	45
Proceeds on sale of facility	1,000	58,793	—
Cash and cash equivalents acquired in Deltic merger	—	—	3,419
Transfer from company owned life insurance (COLI)	5,616	1,968	1,796
Transfer to COLI	(3,341)	(1,148)	(1,027)
Other, net	(52)	(11)	(7)
Net cash (used in) provided by investing activities	(42,192)	4,517	(47,909)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(107,853)	(107,722)	(146,768)
Repurchase of common stock	(15,364)	(25,173)	—
Proceeds from Potlatch revolving line of credit	—	—	100,000
Repayment of Potlatch revolving line of credit	—	—	(100,000)
Repayment of Deltic revolving line of credit	—	—	(106,000)
Proceeds from issue of long-term debt	46,000	190,000	100,000
Repayment of long-term debt	(46,000)	(190,000)	(14,250)
Premiums and fees on debt retirement	—	(4,865)	—
Other, net	(1,768)	(1,012)	(4,983)
Net cash used in financing activities	(124,985)	(138,772)	(172,001)
Change in cash, cash equivalents and restricted cash	168,086	4,813	(41,016)
Cash, cash equivalents and restricted cash at beginning of period	84,254	79,441	120,457
Cash, cash equivalents and restricted cash at end of period	$252,340	$84,254	$79,441

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2017	40,612	$40,612	$359,144	$(104,363)	$(94,851)	$200,542
Net income	—	—	—	122,880	—	122,880
Equity-based compensation expense	—	—	8,206	—	—	8,206
Shares issued for stock compensation	162	162	(162)	—	—	—
Pension plans and OPEB obligations	—	—	—	—	(8,900)	(8,900)
Cash flow hedges	—	—	—	—	(2,415)	(2,415)
Cumulative effects of adoption of accounting standards	—	—	—	24,564	(23,265)	1,299
Common dividends, $1.60 per share	—	—	—	(102,333)	—	(102,333)
Common stock issued for Deltic merger	21,981	21,981	1,120,794	—	—	1,142,775
Deltic earnings and profits special distribution, $3.54 per share	4,815	4,815	172,750	(222,000)	—	(44,435)
Other transactions, net	—	—	(1,701)	(1,139)	—	(2,840)
Balance, December 31, 2018	67,570	$67,570	$1,659,031	$(282,391)	$(129,431)	$1,314,779
Net income	—	—	—	55,661	—	55,661
Equity-based compensation expense	—	—	7,272	—	—	7,272
Shares issued for stock compensation	337	337	(337)	—	—	—
Repurchase of common stock	(686)	(686)	—	(24,487)	—	(25,173)
Pension plans and OPEB obligations	—	—	—	—	512	512
Cash flow hedges	—	—	—	—	(18,440)	(18,440)
Common dividends, $1.60 per share	—	—	—	(107,722)	—	(107,722)
Other transactions, net	—	—	333	(391)	—	(58)
Balance, December 31, 2019	67,221	$67,221	$1,666,299	$(359,330)	$(147,359)	$1,226,831
Net income	—	—	—	166,830	—	166,830
Equity-based compensation expense	—	—	8,063	—	—	8,063
Shares issued for stock compensation	144	144	(144)	—	—	—
Repurchase of common stock	(489)	(489)	—	(14,875)	—	(15,364)
Pension plans and OPEB obligations	—	—	—	—	33,551	33,551
Cash flow hedges	—	—	—	—	(7,181)	(7,181)
Common dividends, $1.61 per share	—	—	—	(107,853)	—	(107,853)
Other transactions, net	—	—	358	(282)	—	76
Balance, December 31, 2020	66,876	$66,876	$1,674,576	$(315,510)	$(120,989)	$1,304,953

The accompanying notes are an integral part of these consolidated financial statements.

INDEX FOR NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

PotlatchDeltic Corporation and its subsidiaries (collectively referred to in this report as the company, us, we or our) is a leading timberland Real Estate Investment Trust (REIT) with operations in seven states. We are engaged in activities associated with timberland management, including the sale of timber, the management of approximately 1.8 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacture and sale of wood products and the development of real estate. Our timberlands, real estate development projects and all of our wood products facilities are located within the continental United States. The primary market for our products is the United States. We converted to a REIT effective January 1, 2006. As described in Note 2: Mergers and Divestitures, on February 20, 2018 Deltic Timber Corporation (Deltic) merged into a wholly owned subsidiary of the company.

CONSOLIDATION

The Consolidated Financial Statements include the accounts of PotlatchDeltic Corporation and its subsidiaries after the elimination of intercompany transactions and accounts. There are no unconsolidated subsidiaries.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to in this report as GAAP, requires management to make estimates and judgments affecting the amounts reported in the financial statements and the accompanying notes. The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. The actual results that we experience may differ materially from our estimates.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are investments that are highly liquid with original maturities of three months or less when purchased. The following provides a reconciliation of cash, cash equivalents, and restricted cash at December 31:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash and cash equivalents	$252,340	$83,310	$76,639
Restricted cash included in other long-term assets[1]	—	944	2,802
Total cash, cash equivalents, and restricted cash	$252,340	$84,254	$79,441

[1]	Consists of proceeds held by a qualified intermediary that are intended to be reinvested in timberlands.

The following present supplemental disclosures to the Consolidated Statements of Cash Flows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
NONCASH INVESTING AND FINANCING ACTIVITIES
Long-term debt assumed by buyer in sale of facility	$—	$29,000	$—
Accrued property, plant and equipment additions	$1,142	$1,396	$339
Accrued timberlands reforestation and roads	$697	$352	$199
Equity issued as consideration for our merger with Deltic	$—	$—	$1,142,775
Earnings and profits distribution	$—	$—	$177,565

CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net of amounts capitalized	$28,518	$32,282	$34,490
Income taxes, net	$25,790	$7,148	$10,800

BUSINESS COMBINATIONS

We recognize identifiable assets acquired and liabilities assumed at their acquisition date estimated fair value. Goodwill, if any, as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date estimated fair value of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions for the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed to the extent that we identify adjustments to the preliminary purchase price allocation. We recognize measurement period adjustments and any resulting effect on earnings during the period in which the adjustment is identified. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations.

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

Performance obligations associated with delivered logs sales are typically recognized at the point the logs are delivered and scaled at our customers’ mills.  Revenue is recognized on timber deeds and lump sum stumpage contracts generally upon closing or when the contracts are effective, which is the point at which the buyer assumes risk of loss associated with the standing timber. We enter into pay-as-cut contracts with customers that provide the customer with the right of access to harvest timber on a specified area of our land. At the execution of the agreement, the customer typically does not take title, control or risk of ownership to the timber. Revenue for pay-as-cut contracts is recognized once scaling occurs as that is the point when control of the harvested trees has transferred to the customer and we have a right to payment.

Performance obligations associated with the sale of wood products are typically satisfied when the products are shipped (FOB shipping point) or upon delivery to our customer (FOB destination) depending on the terms of the customer contract. Shipping and handling costs for all wood products, log hauling costs and residual sales are accounted for as cost of goods sold in our Consolidated Statements of Operations. We also enter into vendor managed inventory (VMI) programs with certain customers whereby inventory is shipped to a VMI location. For products shipped under VMI arrangements, revenue is recognized and billed when control transfers to the customer and we have no further obligations, which is generally once the customer pulls the inventory from the VMI warehouse.

Performance obligations associated with real estate sales are generally satisfied at a point in time when all conditions of closing have been met and title transfers to the buyer.

ASC 606 requires entities to consider significant financing components of contracts with customers, though allows for the use of a practical expedient when the period between satisfaction of a performance obligation and payment receipt is one year or less. Given the nature of our revenue transactions, we have elected to utilize this practical expedient.

Contract Estimates

There are no significant contract estimates as substantially all of our performance obligations are satisfied as of a point in time. The transaction price for log sales includes amounts billed for logging and hauling and generally equals the amount billed to our customer for logs delivered during the accounting period. For the limited number of log sales subject to a long-term supply agreement, the transaction price is variable but is known at the time of billing. For wood products sales, the transaction price is typically the amount billed to the customer for the products shipped but may be reduced slightly for estimated cash discounts and rebates. In general, a customer receivable is recorded as we deliver wood products, logs and residuals. We generally receive payment shortly after products have been received by our customers. For real estate sales we typically receive the entire consideration in cash at closing. At December 31, 2020 and 2019, the allowance for credit losses associated with our customer receivables was insignificant.

See Note 3 Segment Information for information on our revenues by major products.

INVENTORIES

For most of our operations, we use the last-in, first-out (LIFO) method of valuing log, lumber and plywood inventory. An actual valuation of inventory under the LIFO method occurs only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s best estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Inventories valued under LIFO are stated at the lower of cost or market. All segment inventories are reported using the average cost method. The LIFO reserve and intersegment eliminations are recorded at the corporate level.

Inventories not valued under LIFO are recorded at the lower of average cost or net realizable value. Expenses associated with idle capacity or abnormally low production are reflected in cost of goods sold in the periods incurred.  See Note 5: Inventories for additional information.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are valued at cost less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method of depreciation.

Major improvements and replacements of property are capitalized. Maintenance, repairs and minor improvements and replacements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation are removed from the accounts. Any gains or losses are included in operating income. See Note 6: Property, Plant and Equipment for additional information.

RECOVERY OF LONG-LIVED ASSETS

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their estimated remaining useful life. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There were no events or changes in circumstances that indicated the carrying amounts of our long-lived held and used assets were not recoverable during the years ended December 31, 2020, 2019 or 2018. For the years ended December 31, 2020, 2019 and 2018 we recorded losses on disposal of property, plant and equipment of approximately $0, $0.9 million and $0.7 million, respectively.

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

The base cost of logging roads, such as clearing, grading and ditching, is not amortized and remains a capitalized item until disposition. Other portions of the initial logging road cost, such as bridges, culverts and gravel surfacing are amortized over their useful lives, which range from 5 to 20 years. Costs associated with temporary logging road spurs, which are typically used for one harvest season, are expensed as incurred. See Note 7: Timber and Timberlands for additional information.

INTANGIBLE ASSETS

We recorded intangible assets in connection with the Deltic merger in 2018. We have both indefinite-lived and long-lived intangible assets. Long-lived intangible assets include customer relationships and certain trade names we estimate have a finite life and are being amortized over 10 and 20 years, respectively, and are evaluated for impairment under our Recovery of Long-Lived Assets policy described above. At December 31, 2020 and 2019 the gross carrying amount of our long-lived intangible assets were $8.4 million and accumulated amortization was $2.3 million and $1.5 million, respectively.  Amortization expense totaled $0.8 million in 2020, 2019 and 2018 and is estimated to be $0.8 million annually for the next five years.

Our indefinite-lived intangible assets were $10.2 million at December 31, 2020 and 2019 and are not amortized. Rather, they are tested for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets.

We did not impair any intangible assets during the years ended December 31, 2020, 2019 or 2018.

COMPANY OWNED LIFE INSURANCE

We are the beneficiary of insurance policies on the lives of certain past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our Consolidated Balance Sheets. Company owned life insurance expense and interest income are included in selling, general and administrative expenses and interest expense, net, respectively, in the Consolidated Statements of Operations. The net effect of these amounts on income was not significant for the years ended December 31, 2020, 2019 and 2018. Cash receipts and disbursements are recorded as investing activities in the Consolidated Statements of Cash Flows.

DERIVATIVE INSTRUMENTS

We use, from time to time, certain derivative instruments to mitigate exposure to volatility in interest rates and effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense and cash flows. All derivatives, whether designated as a hedging relationship or not, are recorded in the Consolidated Balance Sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument as a fair value hedge or cash flow hedge based on the exposure being hedged. At December 31, 2020 and 2019 we did not hold any derivatives designated or qualifying as fair value hedges.

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

If a hedge ceases to qualify for hedge accounting, the contract would continue to be carried on the balance sheet at fair value until settled and adjustments to the contract’s fair value would be recognized in earnings. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in Accumulated Other Comprehensive Loss would be recognized immediately in earnings. For derivative instruments not designated as hedges, the change in fair value of the derivative is recognized in earnings each reporting period.

We have International Swap Dealers Association ("ISDA") Master Agreements with each counterparty that permits the net settlement of amounts owed under the respective contracts. The ISDA Master Agreement is an industry standardized contract that governs all derivative contracts entered into between the company and the respective counterparty. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date for similar types of derivative transactions. We have not elected to offset the fair value positions of the derivative contracts recorded in the Consolidated Balance Sheets. See Note: 11 Derivative Instruments for additional information.

FAIR VALUE MEASUREMENTS

We use a fair value hierarchy in accounting for certain nonfinancial assets and liabilities including long-lived assets (asset groups) measured at fair value for an impairment assessment and pension plan assets measured at fair value.

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions.

The fair value hierarchy consists of the following three levels:

•	Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.
•	Level 2: Inputs are quoted prices in non-active markets for which pricing inputs are observable either directly or indirectly at the reporting date.
•	Level 3: Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are observed.

See Note: 12 Fair Value Measurements for additional information.

EQUITY-BASED COMPENSATION

Equity-based awards are measured at estimated fair value on the dates they are granted or modified. These measurements establish the cost of the equity-based awards for accounting purposes. Equity-based compensation expense is recognized over the awards’ applicable vesting period using the straight-line method. The impact of stock award forfeitures on compensation expense is recognized at the time of forfeit as no estimate of future stock award forfeitures is considered in our calculation of equity-based compensation expense. See Note 13: Equity-Based Compensation Plans for additional information.

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

The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our rental payments are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants and we do not have any significant sublease income. See Note 14: Leases for additional information.

INCOME TAXES

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. We recognize the effect of a change in income tax rates on deferred tax assets and liabilities in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income in the period that includes the enactment date of the rate change. We record a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such deferred tax assets will not be realized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. See Note 15: Income Taxes for additional information.

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

Different assumptions would change the net periodic pension and postretirement benefit costs and the obligation of the benefit plans. See Note 16: Savings Plans, Pension Plans and Other Postretirement Employee Benefits for additional information.

COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

We accrue estimates for resolution of any legal and other contingencies when losses are probable and estimable, in accordance with ASC 450, Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

At any given time, we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position, operating results or net cash flow.

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted in 2020

In August 2018, the FASB issued ASU No. 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. Additionally, ASU 2018-15 clarifies that all capitalized costs must be presented in the same financial statement line item as the cloud computing arrangement. The prospective adoption of this standard on January 1, 2020 did not have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. The retrospective adoption of this standard on January 1, 2020 did not have a material impact on our defined benefit pension plan and other postretirement plan disclosures.

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

New Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting impacts related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. Companies can apply the ASU immediately. Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed. We are monitoring the developments regarding alternative rates and may amend certain debt and derivative contracts to accommodate those rates if the contract does not already specify a replacement rate. While the notional value of our agreements indexed to LIBOR is material, we are not yet able to reasonably estimate any expected impact to our Consolidated Financial Statements and related disclosures.

NOTE 2. MERGERS AND DIVESTITURES

Merger with Deltic

On February 20, 2018 (merger date), Deltic merged into a wholly owned subsidiary of Potlatch Corporation. Deltic owned approximately 530,000 acres of timberland, operated two sawmills, a medium density fiberboard facility (MDF) and was engaged in real estate development primarily in Arkansas. The acquisition of total assets of $1.4 billion was a noncash investing and financing activity comprised of $1.1 billion in equity consideration transferred to Deltic shareholders and $0.3 billion of liabilities assumed.

We expensed approximately $22.1 million of merger-related costs during the year ended December 31, 2018 consisting of:

•	$12.2 million of merger-related costs for professional fees such as investment banker fees, legal, accounting and appraisal services; and
•

$9.9 million of restructuring related costs primarily for termination benefits, which included $1.8 million of share-based payments associated with the acceleration of 35,000 replacement restricted stock units for qualifying terminations.

These costs are included in Deltic merger-related costs in our Consolidated Statements of Operations.

The amount of revenue and income before taxes from the acquired Deltic operations included in our Consolidated Statement of Operations from February 21, 2018 through December 31, 2018 was $265.5 million and $21.6 million, respectively.

The following summarizes unaudited pro forma information that presents combined amounts as if the merger occurred at the beginning of 2017:

Year Ended December 31,
(in thousands, except per share amounts)	2018
Net sales	$1,013,242
Net earnings attributable to PotlatchDeltic common shareholders	$145,685
Basic earnings per share attributable to PotlatchDeltic common shareholders	$2.16
Diluted earnings per share attributable to PotlatchDeltic common shareholders	$2.15

Pro forma net earnings attributable to PotlatchDeltic common shareholders excludes $27.6 million of non-recurring merger-related costs incurred by both companies during the year ended December 31, 2018, of which $5.5 million were incurred by Deltic prior to the merger.

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

Sale of Deltic MDF Facility

In February 2019 we sold our Deltic Medium Density Fiberboard (MDF) facility to Roseburg Forest Products Co. for $92.0 million, consisting of $63.0 million in cash and assumption of $29.0 million of revenue bonds. The price was subject to post-closing adjustments for certain changes in working capital as defined in the purchase and sale agreement. The transaction resulted in a $9.2 million pre-tax gain on sale. Total cash proceeds received after working capital adjustments, closing costs and other expenses were approximately $59.8 million, of which $1.0 million was received in 2020 after satisfaction of certain covenants as outlined in the purchase and sale agreement. The sale of the MDF facility was not considered a strategic shift that had or will have a major effect on our operations or financial results and therefore did not meet the requirements for presentation as discontinued operations.

NOTE 3.  SEGMENT INFORMATION

Our operations are organized into three reportable segments: Timberlands, Wood Products and Real Estate. Management activities in the Timberlands segment include planting and harvesting trees and building and maintaining roads. The Timberlands segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights contracts, oil and gas royalties and carbon sequestration. The Wood Products segment manufactures and markets lumber and plywood. The Real Estate segment includes the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives, master planned community development and a country club. Sales outside of the United States are inconsequential and no single customer represented more than 10% of our consolidated revenues during 2020, 2019 or 2018.

Our Timberlands segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and typically represent a sizeable portion of the Timberlands segment’s total revenues. Our other segments generally do not generate intersegment revenues. These intercompany transactions are eliminated in consolidation.

The reportable segments follow the same accounting policies used for our Consolidated Financial Statements, with the exception of the valuation of inventories which are reported using the average cost method for purposes of reporting segment results. For additional information regarding valuation of inventories and our revenue recognition policy see Note 1: Summary of Significant Accounting Policies.

The following table represents our revenues by major product:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Timberlands
Northern region
Sawlogs	$213,030	$161,570	$205,977
Pulpwood	4,502	5,767	5,996
Stumpage	316	109	176
Other	1,581	1,970	1,801
Total Northern revenues	219,429	169,416	213,950

Southern region
Sawlogs	93,828	88,048	81,460
Pulpwood	49,084	53,315	48,585
Stumpage	4,077	1,666	2,434
Other	10,101	10,248	8,521
Total Southern revenues	157,090	153,277	141,000

Total Timberlands revenues	376,519	322,693	354,950

Wood Products
Lumber	573,069	396,648	464,180
Residuals and Panels	125,336	143,760	216,751
Total Wood Products revenues	698,405	540,408	680,931

Real Estate
Rural real estate	81,979	49,675	36,024
Development real estate	14,979	22,363	12,852
Other	7,458	6,834	5,690
Total Real Estate revenues	104,416	78,872	54,566

Total segment revenues	1,179,340	941,973	1,090,447
Intersegment Timberlands revenues[1]	(138,410)	(114,875)	(115,868)
Total consolidated revenues	$1,040,930	$827,098	$974,579

[1]	Intersegment revenues represent logs sold by our Timberlands segment to the Wood Products segment.

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

	Year Ended December 31,
(in thousands)	2020	2019	2018
Adjusted EBITDDA:
Timberlands	$182,802	$133,987	$169,834
Wood Products	176,095	12,901	130,583
Real Estate	86,476	62,650	40,304
Corporate	(48,451)	(36,257)	(37,785)
Eliminations and adjustments	(14,694)	5,662	(5,743)
Total Adjusted EBITDDA	382,228	178,943	297,193
Interest expense, net[1]	(29,463)	(30,361)	(35,227)
Depreciation, depletion and amortization	(76,261)	(70,417)	(70,848)
Basis of real estate sold	(25,348)	(20,554)	(16,698)
Loss on extinguishment of debt	—	(5,512)	—
Pension settlement charge	(42,988)	—	—
Non-operating pension and other postretirement employee benefits	(14,226)	(3,739)	(7,648)
Gain (loss) on fixed assets	11	(865)	(725)
Gain on sale of facility	—	9,176	—
Inventory purchase price adjustment in cost of goods sold[2]	—	—	(1,849)
Deltic merger-related costs[3]	—	—	(22,119)
Income before income taxes	$193,953	$56,671	$142,079

[1]	Includes amortization of bond discounts and deferred loan fees.
[2]	The effect of costs of goods sold for fair value adjustments to the carrying amounts of inventory acquired in business combinations.

See Note 2: Mergers and Divestitures.

[3]	See Note 2: Mergers and Divestitures.

The following table summarizes additional reportable segment financial information:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Depreciation, depletion and amortization:
Timberlands	$51,047	$46,601	$48,201
Wood Products	23,611	22,059	21,416
Real Estate	620	678	418
Corporate	983	1,079	813
	76,261	70,417	70,848
Bond discount and deferred loan fees[1]	1,624	1,688	2,313
Total depreciation, depletion and amortization	$77,885	$72,105	$73,161
Basis of real estate sold:
Real Estate	$25,990	$20,749	$16,954
Elimination and adjustments	(642)	(195)	(256)
Total basis of real estate sold	$25,348	$20,554	$16,698
Assets:
Timberlands[2]	1,617,809	1,655,407	1,693,162
Wood Products	421,066	398,465	456,306
Real Estate[3]	89,509	87,421	93,208
	2,128,384	2,141,293	2,242,676
Corporate	252,681	93,766	83,176
Total consolidated assets	$2,381,065	$2,235,059	$2,325,852
Capital Expenditures:[4]
Timberlands	$16,252	$17,500	$17,232
Wood Products	21,565	37,232	27,341
Real Estate[5]	7,088	8,053	5,987
	44,905	62,785	50,560
Corporate	728	1,317	1,747
Total capital expenditures	$45,633	$64,102	$52,307

[1]	Included within interest expense on the Consolidated Statements of Operations.
[2]	We do not report rural real estate separate from Timberlands as we do not report these assets separately to management.
[3]	Real Estate assets primarily consist of the master planned community development and a country club, both located in Arkansas.
[4]	Does not include the acquisition of timber and timberlands, all of which were acquired by the Timberlands segment.
[5]	Real Estate capital expenditures include development expenditures of $6.7 million, $7.3 million and $5.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 4.  EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share for the years ended December 31:

(in thousands)	2020	2019	2018
Basic weighted-average shares outstanding	67,237	67,608	60,534
Incremental shares due to:
Performance shares	289	109	230
Restricted stock units	42	26	34
Stock portion of earnings and profits distribution	—	—	1,016
Diluted weighted-average shares outstanding	67,568	67,743	61,814

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

At December 31, 2020, 2019 and 2018, there were approximately 1,100, 49,500, and 42,000 stock-based awards, respectively, which were excluded from the calculation of earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

Share Issuance Related to the Deltic Merger

In February 2018, we issued 22.0 million shares in connection with the Deltic merger. On August 30, 2018, the board of directors approved a special distribution of $222.0 million, or approximately $3.54 per share. The special distribution amount equaled the company’s determination of the accumulated earnings and profits of Deltic as of the merger date and was distributed in order to maintain the company’s qualification as a REIT for U.S. federal income tax purposes. The special distribution was paid on November 15, 2018, to stockholders of record on September 27, 2018 through the issuance of 4.8 million shares of our common stock and distribution of $44.4 million in cash. The special distribution shares are included in basic weighted-average shares outstanding beginning November 15, 2018, and diluted weighted-average shares outstanding from August 30, 2018, to November 14, 2018. See Note 2: Mergers and Divestitures for further discussion on the merger.

Share Repurchase Program

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the Repurchase Program). Shares under the Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan). The timing, manner, price and amount of repurchases will be determined according to the Trading Plan, and, subject to the terms of the Trading Plan and the Repurchase Program may be suspended, terminated or modified at any time for any reason.

Total shares repurchased under the Repurchase Program for the years ended December 31, 2020 and 2019 were 489,850 and 686,240, respectively, for total consideration of $15.4 million and $25.2 million, respectively. No shares were repurchased during 2018 under the Repurchase Program.  All common stock purchases were made in open-market transactions. At December 31, 2020, we had remaining authorization of $59.5 million for future stock repurchases under the Repurchase Program.

We record share purchases upon trade date, as opposed to the settlement date. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit. There were no unsettled repurchases at December 31, 2020 and 2019.

Dividend

On February 12, 2021 the board of directors approved a quarterly cash dividend of $0.41 per share payable on March 31, 2021 to stockholders of record as of March 5, 2021.

NOTE 5.  INVENTORIES

Inventories consist of the following at December 31:

(in thousands)	2020	2019
Logs	$31,210	$33,313
Lumber, plywood and veneer	34,136	31,639
Materials and supplies	14,939	12,831
	80,285	77,783
Less: LIFO reserve	(18,249)	(12,002)
Total inventories	$62,036	$65,781

If the last-in, first-out inventory had been carried at average cost, the values would have been higher by approximately $18.2 million and $12.0 million at December 31, 2020 and 2019, respectively.

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at December 31:

(in thousands)	Range of useful lives	2020	2019
Land		$7,333	$7,875
Buildings and improvements	10-40 years	126,576	123,342
Machinery and equipment	2-25 years	377,782	360,570
Construction in progress		6,020	6,326
		517,711	498,113
Less: accumulated depreciation		(229,167)	(211,730)
Total property, plant and equipment, net		$288,544	$286,383

Depreciation expense for property and equipment was $25.2 million, $23.9 million and $22.8 million in 2020, 2019 and 2018, respectively.

NOTE 7.  TIMBER AND TIMBERLANDS

Timber and Timberlands consist of the following at December 31:

(in thousands)	2020	2019
Timber and timberlands	$1,516,788	$1,554,882
Logging roads	83,273	83,781
Total timber and timberlands, net	$1,600,061	$1,638,663

Depletion from company-owned lands totaled $46.3 million, $41.7 million and $43.9 million in 2020, 2019 and 2018, respectively. Amortization of road costs, such as bridges, culverts and gravel surfacing, totaled $3.6 million, $3.6 million and $3.4 million in 2020, 2019 and 2018, respectively.

Future payments due under timber cutting contracts at December 31, 2020 were $17.6 million.

NOTE 8. OTHER ASSETS

Other Current Assets consist of the following at December 31:

(in thousands)	2020	2019
Real estate held for sale	$8,818	$10,974
Prepaid expenses	4,032	3,097
Tax receivables	—	1,341
Other	3,286	4,771
Total other current assets	$16,136	$20,183

Other Long-Term Assets consist of the following at December 31:

(in thousands)	2020	2019
Interest rate swaps	$18,466	$1,601
Operating leases	11,081	15,772
Mineral rights	4,825	5,254
Investment in company owned life insurance (COLI), net	3,328	4,157
Real estate development costs	3,748	3,776
Debt issuance costs	1,288	1,846
Restricted cash	—	944
Other	3,981	1,940
Total other long-term assets	$46,717	$35,290

NOTE 9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities consist of the following at December 31:

(in thousands)	2020	2019
Accrued payroll and benefits	$29,675	$12,920
Accounts payable	9,724	12,734
Accrued interest	6,485	6,946
Accrued taxes	20,780	6,638
Deferred revenue[1]	8,789	5,514
Operating lease liabilities	4,304	4,998
Other current liabilities	13,522	10,827
Total accounts payable and accrued liabilities	$93,279	$60,577

[1]

Deferred revenue predominately relates to hunting and other access rights on our timberlands, payments received for shipments where control of goods have not transferred, member related activities at an owned country club and certain post-close obligations for real estate sales.  These contract liabilities are recognized over the term of the contracts, which is typically twelve months or less, except for initiation fees which are recognized over the average life of club membership.

NOTE 10.  DEBT

Long-term debt consists of the following at December 31:

(in thousands)	2020	2019
Variable rate term loans[1]	$403,500	$397,500
Fixed rate term loans[2]	290,000	296,000
Revenue bonds[3]	65,735	65,735
Medium-term notes[4]	3,000	3,000
Long-term principal	762,235	762,235
Debt issuance costs	(1,857)	(2,086)
Unamortized discounts	(3,031)	(3,680)
Total long-term debt	757,347	756,469
Less: current portion of long-term debt	(39,981)	(45,974)
Long-term debt	$717,366	$710,495

[1]

Variable rate term loans are at rates of one or three-month LIBOR plus a spread between 1.85% and 2.15% and mature between 2021 and 2030. At December 31, 2020, the one and three-month LIBOR rates were 0.16% and 0.23%, respectively. We have entered into interest rate swaps for these variable rate term loans to fix the interest rate. See Note 11: Derivative Instruments for additional information.

[2]	Fixed rate term loans are at rates between 4.05% and 4.64% and mature between 2022 and 2025.
[3]	Revenue bonds have a fixed rate of 2.75% and mature in 2024.
[4]	Medium term notes have a fixed rate of 8.75% and mature in 2022.

TERM LOANS

In January 2019, through a first amendment to the Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender, we refinanced $150.0 million of 7.5% senior notes (Senior Notes) with a $150.0 million term loan that matures in 2029. The new term loan carries a variable interest rate of one-month LIBOR plus 1.85%. We paid $0.5 million of lender fees on the new term loan. Concurrent with the new term loan, we entered into a $150.0 million interest rate swap to fix the rate at 4.56% before patronage. Upon refinancing, we redeemed and paid all outstanding Senior Notes including a redemption premium of $4.9 million which is included in the loss on extinguishment of debt in our Consolidated Statements of Operations.

In December 2019, we refinanced an existing $40.0 million term loan that matured through a second amendment to the Amended Term Loan Agreement. The new term loan carries a variable interest rate of one-month LIBOR plus 1.85% and matures in 2029. In conjunction with the new term loan we entered into a $40.0 million interest rate swap to fix the rate at 3.17% before patronage.

In December 2020, through a fourth amendment to the Amended Term Loan Agreement, we refinanced existing terms loans of $46.0 million that matured with a new term loan that matures in 2030. The new term loan carries a variable interest rate of one-month LIBOR plus 2.10%. In conjunction with the new term loan we entered into $46.0 million of interest rate swaps to fix the rate at 3.04% before patronage. See Note 11: Derivative Instruments for additional information on our derivative instruments.

At December 31, 2020, $693.5 million was outstanding under our Amended Term Loan Agreement.

DEBT ISSUANCE COSTS AND UNAMORTIZED DISCOUNTS

Debt issuance costs represent the capitalized direct costs incurred related to the issuance of debt. These costs are amortized to interest expense over the terms of the respective borrowings.

Unamortized discounts include a $4.9 million fair value adjustment to the $100.0 million term loan assumed in the Deltic merger. The unamortized balance of the fair value adjustment at December 31, 2020, was $3.0 million and will be amortized through the term loan’s maturity in 2025.

DEBT MATURITIES

Scheduled principal payments due on long-term debt at December 31, 2020 are as follows:

(in thousands)
2021	$40,000
2022	43,000
2023	40,000
2024	175,735
2025	100,000
Thereafter	363,500
Total	$762,235

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

Pricing is set according to the type of borrowing. LIBOR Loans are issued at a rate equal to the LIBOR Rate, while Base Rate Loans are issued at a rate equal to a Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus one half of one percent, (b) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its prime rate and (c) the sum of the LIBOR rate that would apply to a one month Interest Period plus 1.00%. The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 0.875% to 1.70% for LIBOR loans and from 0% to 0.70% for Base Rate loans, depending on our credit rating. As of December 31, 2020, we were able to borrow under the bank credit facility with an additional Applicable Rate of 1.30% for LIBOR Loans and 0.30% for Base Rate Loans. We also pay an annual fee of 0.20% on the $380.0 million revolving line of credit. At December 31, 2020, there were no borrowings under the revolving line of credit and approximately $1.0 million of the credit facility was utilized by outstanding letters of credit.

FINANCIAL COVENANTS

The Amended Term Loan Agreement and the Amended Credit Agreement (collectively referred to as the Agreements) contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The Agreements also contain financial maintenance covenants including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. We are permitted to pay dividends to our stockholders under the terms of the Agreements so long as we expect to remain in compliance with the financial maintenance covenants. We were in compliance with all debt and credit agreement covenants at December 31, 2020.

NOTE 11.  DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks.

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. As of December 31, 2020, we have seven interest rate swaps associated with $403.5 million of term loan debt. These cash flow hedges convert variable rates ranging from one-month and three-month LIBOR plus 1.85% to 2.15%, to fixed rates ranging from 3.04% to 4.82%. Our cash flow hedges are expected to be highly effective in achieving the offsetting of cash flows attributable to the hedged interest rate risk through the term of the hedge. At December 31, 2020, the amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $9.0 million.

In March 2020, we entered into $653.5 million of forward starting interest rate swaps designated as cash flow hedges. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on $46.0 million of existing debt and $607.5 million of future debt refinances through January 2029 by converting the benchmark interest rates to fixed interest rates. In addition, the cash flow hedges for future debt refinances require settlement on the stated maturity date.

In December 2020, we refinanced $46.0 million of existing term loans that matured with a new term loan maturing December 2030. Upon completing the refinance of the term loans, we redesignated $46.0 million of the forward starting interest rate swaps with terms consistent with the new term loan, which fixed the rate on the borrowings at 3.04% before patronage.

Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, commodity price movements or other identified risks, but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into income.

The fair values of our cash flow derivative instruments on our Consolidated Balance Sheets as of December 31 are as follows:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	2020	2019	Location	2020	2019
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, current	$63	$—	Accounts payable and accrued liabilities	$1,010	$—
Interest rate contracts	Other assets, non-current	$18,466	$1,601	Other long-term obligations	$45,100	$22,398

The following table details the effect of derivatives on our Consolidated Statements of Operations:

		Year Ended December 31,
(in thousands)	Location	2020	2019	2018
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Loss recognized in other comprehensive income, net of tax		$(14,632)	$(19,824)	$(3,062)
Loss reclassified from accumulated other comprehensive loss, net of tax[1]	Interest expense	$(7,451)	$(1,384)	$(647)

Interest expense, net		$29,463	$30,361	$35,227

[1]

Realized gains and losses on interest rate contracts consist of net cash received or paid and interest accruals on the interest rate swaps during the periods. Net cash received or paid is included in the supplemental cash flow information within interest, net of amounts capitalized in the Consolidated Statements of Cash Flows.

NOTE 12.  FAIR VALUE MEASUREMENTS

Carrying amounts and estimated fair values of our financial instruments as of December 31 are as follows:

	2020		2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$18,529	$18,529	$1,601	$1,601
Derivative liabilities related to interest rate swaps (Level 2)	$(46,110)	$(46,110)	$(22,398)	$(22,398)

Long-term debt, including current portion (Level 2):
Term loans	$(690,469)	$(716,631)	$(689,820)	$(703,437)
Revenue bonds	(65,735)	(67,885)	(65,735)	(68,200)
Medium-term notes	(3,000)	(3,545)	(3,000)	(3,480)
Total long-term debt[1]	$(759,204)	$(788,061)	$(758,555)	$(775,117)

Company owned life insurance (Level 3)	$3,328	$3,328	$4,157	$4,157

[1]	The carrying amount of long-term debt includes principal and unamortized discounts

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

We believe that our other financial instruments, including cash and cash equivalents, receivables and payables have net carrying value that approximates their fair value with only insignificant differences. This is primarily due to the short-term nature of these instruments.

NOTE 13.  EQUITY-BASED COMPENSATION PLANS

We issue new shares of common stock to settle performance stock awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units. At December 31, 2020, approximately 1.2 million shares were authorized for future use under our long-term incentive plans.

The following table details our compensation expense and the related income tax benefit for the years ended December 31:

(in thousands)	2020	2019	2018
Employee equity-based compensation expense:
Performance stock awards	$5,083	$4,605	$4,157
Restricted stock units	2,904	2,595	2,024
Deferred compensation stock equivalent units expense	76	72	213
Accelerated share-based termination benefits in connection with the merger	—	—	1,812
Total equity-based compensation expense	$8,063	$7,272	$8,206

Total tax benefit recognized for shared-based payment awards	$357	$314	$332

PERFORMANCE STOCK AWARDS

PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. Performance shares are earned based on the company's total shareholder return (TSR) over a three-year performance period relative to the median TSR of performance peer group (weighted 50%) and the company's TSR percentile ranking relative to all companies within the NAREIT All Equity REITs Index (of which we are a member) (weighted 50%) over such performance period. TSR is calculated based on stock price appreciation plus cash and share distributions. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive dividend equivalents in the form of additional shares at the time of payment equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. Therefore, the shares are not considered participating securities.

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

The following table presents the key inputs used in calculating the fair value of the PSAs and the resulting fair values:

	Year Ended December 31,
	2020	2019	2018
Stock price as of valuation date	$42.16	$35.01	$54.00
Risk-free rate	1.42%	2.47%	2.46%
Expected volatility	25.74%	25.15%	23.74%
Expected dividend yield[1]	—	—	2.96%
Expected term (years)	3.00	3.00	3.00
Fair value of a performance share	$45.04	$37.87	$75.37

[1]	Full dividend reinvestment assumed in 2020 and 2019.

The following table summarizes outstanding PSAs as of December 31 and the changes during each year:

	2020		2019		2018
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1	196,007	$50.15	142,238	$63.91	200,631	$39.19
Granted	125,001	$45.04	142,066	$37.87	67,747	$75.37
Vested	(63,456)	$75.37	(75,048)	$53.85	(121,058)	$30.02
Forfeited	(4,286)	$47.07	(13,249)	$45.35	(5,082)	$47.90
Nonvested shares outstanding at December 31	253,266	$41.36	196,007	$50.15	142,238	$63.91
Total grant date fair value of PSAs vested during the year	$4,783		$4,041		$3,634
Total fair value of PSAs vested during the year	$3,968		$3,561		$6,397
Aggregate intrinsic value of nonvested PSAs at December 31	$12,668		$8,481		$4,500

As of December 31, 2020, there was $5.5 million of unrecognized compensation cost related to nonvested PSAs, which is expected to be recognized over a weighted average period of 1.5 years.

RESTRICTED STOCK UNITS

During 2020, 2019 and 2018, certain directors, officers, and other employees of the company were granted RSU awards that will accrue dividend equivalents based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. Therefore, the shares are not considered participating securities. The terms of the awards state that the RSUs will vest in a given time period of one to three years.

The following table summarizes outstanding RSU awards as of December 31 and the changes during each year:

	2020		2019		2018
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1	127,471	$39.83	72,020	$47.66	67,871	$32.87
Granted	68,263	$38.77	104,488	$36.80	49,193	$49.96
Vested	(52,908)	$44.48	(43,102)	$45.51	(41,350)	$26.33
Forfeited	(3,334)	$40.20	(5,935)	$40.26	(3,694)	$45.36
Nonvested shares outstanding at December 31	139,492	$37.54	127,471	$39.83	72,020	$47.66
Total grant date fair value of RSU awards vested during the year	$2,354		$1,961		$1,089
Total fair value of RSU awards vested during the year	$2,196		$1,771		$1,328
Aggregate intrinsic value of nonvested RSU awards at December 31	$6,977		$5,516		$2,279

As of December 31, 2020, there was $2.6 million of total unrecognized compensation cost related to nonvested RSU awards, which is expected to be recognized over a weighted average period of 1.3 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

A long-term incentive award was granted annually to our directors through December 2017. The awards are payable upon a director's separation from service. Directors may also elect to defer their annual retainers, payable in the form of stock. All stock unit equivalent accounts are credited with dividend equivalents. As of December 31, 2020, there were 177,178 shares outstanding that will be distributed in the future to directors as common stock.

Issuance of restricted stock units awarded to certain directors, officers and employees may also be deferred. All stock unit equivalent accounts are credited with dividend equivalents. At December 31, 2020, there were 89,731 vested RSUs for employees where issuance of the related stock had been deferred.

NOTE 14. LEASES

We account for leases in accordance with ASC Topic 842, Leases, which we adopted on January 1, 2019 using the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for periods before January 1, 2019. See Note 1: Summary of Significant Accounting Policies for further detail on our policies surrounding leases.

Balance Sheet Classification

The following tables provide supplemental balance sheet information related to our leases as of December 31:

(in thousands)	Classification	2020	2019
Assets
Operating lease assets	Other long-term assets	$11,081	$15,772
Finance lease assets[1]	Property, plant and equipment, net	7,206	2,360
Total lease assets		$18,287	$18,132

Liabilities
Current
Operating lease liabilities	Accounts payable and accrued liabilities	$4,304	$4,998
Finance lease liabilities	Accounts payable and accrued liabilities	2,202	644
Noncurrent
Operating lease liabilities	Other long-term obligations	6,835	10,775
Finance lease liabilities	Other long-term obligations	4,914	1,703
Total lease liabilities		$18,255	$18,120

[1]	Finance lease assets are presented net of accumulated amortization of $1.7 million and $0.3 million as of December 31, 2020 and 2019, respectively.

	2020	2019
Weighted-average remaining terms (years)
Operating leases	3.80	4.22
Finance leases	3.59	3.83
Weighted-average discount rate
Operating leases	4.13%	4.17%
Finance leases	2.76%	3.54%

Lease Costs

The following table summarizes the components of our lease expense as of December 31:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Operating lease costs[1]	$5,640	$5,938	$4,989
Finance lease costs:
Amortization of leased assets	1,451	269	—
Interest on lease assets	153	40	—
Net lease costs	$7,244	$6,247	$4,989

[1]	Excludes short-term leases and variable lease costs, which are immaterial.

Operating lease costs and amortization of finance lease assets are included within costs of goods sold and selling, general and administrative expenses and interest on leased assets is included in interest expense, net on our Consolidated Statements of Operations.

Other Lease Information

The following table presents supplemental cash flow information related to leases as of December 31:

(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,627	$5,963
Operating cash flows for finance leases	$153	$40
Financing cash flows for finance leases	$1,526	$283
Leased assets exchanged for new lease liabilities:
Operating leases	$447	$7,135
Finance leases	$6,295	$2,630

Maturity of Lease Liabilities

At December 31, 2020, the future minimum lease payment obligations under noncancelable leases were as follows:

(in thousands)	Operating Leases	Finance Leases
2021	$4,670	$2,369
2022	2,834	2,278
2023	1,879	1,589
2024	986	868
2025	692	276
After 2025	1,000	91
Total lease payments	12,061	7,471
Less: interest	922	355
Present value of lease liabilities	$11,139	$7,116

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

Income tax expense consists of the following for the years ended December 31:

(in thousands)	2020	2019	2018
Current	$41,733	$12,055	$7,038
Deferred	(14,610)	(11,082)	11,370
Net operating loss carryforwards	—	37	791
Income taxes	$27,123	$1,010	$19,199

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes due to the following for the years ended December 31:

(in thousands, except effective tax rate)	2020	2019	2018
U.S. federal statutory income tax	$40,730	$11,901	$29,837
REIT income not subject to federal income tax	(16,949)	(11,285)	(8,773)
Pension contribution deducted at higher tax rate	—	—	(5,665)
Change in valuation allowance	(395)	(395)	—
State income taxes, net of federal income tax	4,458	903	3,712
Permanent book-tax differences	(1,315)	(793)	(771)
Other items, net	594	679	859
Income taxes	$27,123	$1,010	$19,199
Effective tax rate	14.0%	1.8%	13.5%

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(in thousands)	2020	2019
Deferred tax assets:
Pension and other postretirement employee benefits	$34,703	$32,110
Inventories	552	754
Tax credits	1,519	2,190
Nondeductible accruals	2,005	815
Incentive compensation	971	1,044
Employee benefits	1,323	1,316
Other	1,110	1,296
Total deferred tax assets	42,183	39,525
Valuation allowance	—	(395)
Deferred tax assets, net of valuation allowance	42,183	39,130
Deferred tax liabilities:
Timber and timberlands, net	(354)	(965)
Property, plant and equipment, net	(52,698)	(50,901)
Intangible assets, net	(3,656)	(3,778)
Real estate development	(1,236)	(1,402)
Other	(1,979)	(2,249)
Total deferred tax liabilities	(59,923)	(59,295)
Deferred tax liabilities, net	$(17,740)	$(20,165)

At December 31, 2020, we had no state or federal net operating loss carryforwards. We have Idaho Investment Tax Credits of $1.9 million that expire from 2026 through 2034. We use the flow-through method of accounting for investment tax credits.

We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets.

The following table summarizes the tax years subject to examination by major taxing jurisdictions:

Jurisdiction	Years
Federal	2017 — 2020
Arkansas	2017 — 2020
Idaho	2017 — 2020
Michigan	2016 — 2020
Minnesota	2016 — 2020

At December 31, 2020 and 2019, we had no unrecognized tax benefits. The following is a reconciliation of the beginning and ending unrecognized tax benefits for the year-ended December 31, 2019:

(in thousands)	2019
Balance at January 1	$564
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(564)
Balance at December 31	$—

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2020, 2019 and 2018, we recognized insignificant amounts related to interest and penalties in our tax provision. At December 31, 2020, 2019 and 2018, we had insignificant amounts of accrued interest related to tax obligations and no accrued interest receivable with respect to open tax refunds.

NOTE 16. SAVINGS PLANS, PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

SAVINGS PLANS

Substantially all of our employees are eligible to participate in 401(k) savings plans. In 2020, 2019 and 2018, we made matching 401(k) contributions on behalf of our employees of $3.6 million, $3.9 million and $3.7 million, respectively.

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

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

On January 1, 2011, we froze the legacy Potlatch pension plans to any new salaried and hourly non-represented employees hired after that date. Upon merger with Deltic in 2018, we assumed one qualified pension plan, one nonqualified pension plan and an other postretirement benefit (OPEB) plan. The acquired plans have been frozen to new participants since 2014.

Effective January 1, 2010, we restructured our OPEB plans. The level of health care subsidy was frozen for retirees so that all future increments in health care costs will be borne by the retirees. In addition, for retirees under age 65, a high deductible medical plan was created and all other existing health care plans were terminated. For retirees age 65 or over, the medical plan is divided into two components, with the company continuing to self-insure prescription drugs and providing a fully-insured medical supplemental plan through AARP/United Healthcare. Both health care plans require the retiree to contribute amounts in excess of the company subsidy in order to continue coverage. The Plan does not pay for vision, dental and life insurance for the retirees. The effect of these retiree plan changes was a reduction in the accumulated postretirement benefit obligation of $76.7 million, which was recognized in Accumulated Other Comprehensive Loss as of December 31, 2009 and was fully amortized as of December 31, 2019.

In February 2020, we purchased a group annuity contract from an insurance company to transfer $101.1 million of our outstanding pension benefit obligation related to our qualified pension plans to the insurance company. This transaction was funded with plan assets. As a result of the transaction, the insurance company assumed responsibility for annuity administration and benefit payments to select retirees, with no change to their monthly retirement benefit payment amounts. In connection with this transaction we recorded a non-cash pretax settlement charge of $43.0 million as a result of accelerating the recognition of actuarial losses included in accumulated other comprehensive loss that would have been recognized in future periods.

The settlement triggered a remeasurement of plan assets and liabilities. We updated the discount rate used to measure our projected benefit obligation for the qualified pension plans as of February 29, 2020 and to calculate the related net periodic benefit cost for the remainder of 2020 to 2.95% from 3.40%. All other pension assumptions were unchanged. The net effect of the remeasurement was a reduction in the funded status of our qualified pension plans in the first quarter of 2020 of approximately $26.2 million, primarily driven by the decrease in the discount rate.

We use a December 31 measurement date for our benefit plans and obligations. We recognize the underfunded status of our defined benefit pension plans and OPEB plans obligations on our Consolidated Balance Sheets. We recognize changes in the funded status in the year in which changes occur through accumulated other comprehensive loss and amortize actuarial gains and losses through the Consolidated Statements of Operations as net periodic cost (benefit).

Changes in benefit obligation, plan assets and funded status for our pension and OPEB plans are as follows:

	Pension Plans		OPEB
(in thousands)	2020	2019	2020	2019
Benefit obligation at beginning of year	$(474,237)	$(427,909)	$(46,395)	$(40,032)
Service cost	(8,932)	(7,767)	(508)	(371)
Interest cost	(12,263)	(18,465)	(1,502)	(1,588)
Actuarial loss	(38,366)	(53,446)	(6,415)	(7,997)
Benefits paid	23,614	33,350	3,985	3,593
Plan settlements	101,755	—	—	—
Benefit obligation at end of year	$(408,429)	$(474,237)	$(50,835)	$(46,395)

Fair value of plan assets at beginning of year	$398,468	$351,285	$—	$—
Actual return on plan assets	46,672	78,448	—	—
Employer contributions and benefit payments	6,019	2,085	3,985	3,593
Benefits paid	(23,614)	(33,350)	(3,985)	(3,593)
Plan settlements	(101,755)	—	—	—
Fair value of plan assets at end of year	$325,790	$398,468	$—	$—

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2,363)	$(2,152)	$(4,211)	$(4,549)
Noncurrent assets	1,907	—	—	—
Noncurrent liabilities	(82,183)	(73,617)	(46,624)	(41,846)
Funded status	$(82,639)	$(75,769)	$(50,835)	$(46,395)

The accumulated benefit obligation for all defined benefit pension plans is determined using the actuarial present value of the vested benefits to which the employee is currently entitled and the employee’s expected date of separation for retirement.  At December 31, 2020 and 2019, the accumulated benefit obligation for all defined benefit pension plans was $390.3 million and $458.1 million, respectively. During 2020 and 2019, funding of pension and other postretirement employee benefit plans was $10.0 million and $5.7 million, respectively.

Pension plans with projected benefit obligations greater than plan assets at December 31 are as follows:

	2020	2019
Projected benefit obligations	$350,091	$474,237
Fair value of plan assets	$265,546	$398,468

Pension plans with accumulated benefit obligations greater than plan assets at December 31 are as follows:

	2020	2019
Accumulated benefit obligations	$332,012	$458,106
Fair value of plan assets	$265,546	$398,468

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

The long-term targeted asset allocation ranges for the pension benefit plans’ asset categories are as follows:

Asset Category	Allocation Range
Global equities	26% - 38%
Fixed income securities	44% - 64%
Alternatives, which may include equities and fixed income securities	10% - 16%
Cash and cash equivalents	0% - 5%

The asset allocations of the pension benefit plans’ assets at December 31 by asset category are as follows:

	Pension Plans
Asset Category	2020	2019
Global equities	32%	32%
Fixed income securities	53	54
Other (includes cash and cash equivalents and alternatives)	15	14
Total	100%	100%

The pension assets are stated at fair value. Refer to Note 1: Summary of Significant Accounting Policies for a discussion of the framework used to measure fair value.

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

•	Level 2 assets consist of thinly traded fixed income instruments of varying maturities representing corporate security investments.
•	Investments in funds that may not be fully redeemed in the near-term are generally classified in Level 3. We had no Level 3 investments at December 31, 2020 or 2019.

Assets within our defined benefit pension plans were invested as follows:

(in thousands)	December 31, 2020
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$5,571	$—	$5,571
Global equity securities[1]	104,775	—	104,775
Fixed income securities[2]	143,415	29,494	172,909
Alternatives[3]	42,535	—	42,535
Total	$296,296	$29,494	$325,790

(in thousands)	December 31, 2019
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$6,671	$—	$6,671
Global equity securities[1]	127,688	—	127,688
Fixed income securities[2]	173,464	40,554	214,018
Alternatives[3]	50,091	—	50,091
Total	$357,914	$40,554	$398,468

[1]	Level 1 assets are international and domestic managed investments that track the MSCI All-Country World Index.
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

[3]	Level 1 assets are long-term investment funds which are invested in tangible assets and real asset companies such as, infrastructure, natural resources and timber.

PLAN ACTIVITY

Pre-tax components of net periodic cost (benefit) recognized in our Consolidated Statements of Operations were as follows for the years ended December 31:

	Pension Plans			OPEB
(in thousands)	2020	2019	2018	2020	2019	2018
Service cost	$8,932	$7,767	$8,454	$508	$371	$341
Interest cost	12,263	18,465	16,992	1,502	1,588	1,482
Expected return on plan assets	(15,474)	(22,190)	(20,035)	—	—	—
Amortization of prior service cost (credit)	111	211	186	(1,274)	(8,844)	(8,877)
Amortization of actuarial loss	15,426	13,497	16,589	1,672	1,012	1,311
Net periodic cost (benefit) before pension settlement charge	21,258	17,750	22,186	2,408	(5,873)	(5,743)
Pension settlement charge	42,988	—	—	—	—	—
Net periodic cost (benefit)	$64,246	$17,750	$22,186	$2,408	$(5,873)	$(5,743)

The amounts recorded in Accumulated Other Comprehensive Loss on our Consolidated Balance Sheets, that have not yet been recognized as components of net periodic benefit costs at December 31, net of tax, consist of:

	Pension Plans		OPEB
(in thousands)	2020	2019	2020	2019
Net loss	$78,859	$116,780	$15,947	$12,437
Prior service cost (credit)	166	248	(1,164)	(2,106)
Total amount unrecognized	$79,025	$117,028	$14,783	$10,331

EXPECTED FUNDING AND BENEFIT PAYMENTS

We are required to contribute $1.8 million to our qualified pension plans in 2021. Our non-qualified pension plan and other postretirement employee benefit plans are unfunded and benefit payments are paid from our general assets. We estimate that we will make non-qualified pension plan payments of $2.4 million and other postretirement employee benefit payments of $4.2 million in 2021, which are included below.

Estimated future benefit payments, which reflect expected future service are as follows for the years indicated:

(in thousands)	Pension Plans	OPEB
2021	$21,923	$4,211
2022	$22,386	$3,730
2023	$22,649	$3,556
2024	$22,638	$3,274
2025	$22,519	$3,018
2026–2030	$110,216	$13,300

ACTUARIAL ASSUMPTIONS

The weighted average assumptions used to determine the benefit obligation for non-Deltic plans as of December 31 were:

	Pension Plans		OPEB
	2020	2019	2020	2019
Discount rate	2.65%	3.40%	2.60%	3.40%
Rate of salaried compensation increase	3.00%	3.00%	—	—

The weighted average assumptions used for non-Deltic plans to determine the net periodic cost (benefit) for the years ended December 31 were:

	Pension Plans			OPEB
	2020	2019	2018	2020	2019	2018
Discount rate	3.40%	4.40%	3.85%	3.40%	4.40%	3.65%
Expected return on plan assets	5.75%	6.25%	6.25%	—	—	—
Rate of salaried compensation increase	3.00%	3.00%	3.00%	—	—	—

The weighted average assumptions used to determine the benefit obligation for Deltic plans as of December 31 were:

	Pension Plans		OPEB
	2020	2019	2020	2019
Discount rate	2.65%	3.40%	2.60%	3.40%
Rate of salaried compensation increase	4.00%	4.00%	—	—

The weighted average assumptions used for Deltic plans to determine the net periodic cost (benefit) for the years ended December 31 were:

	Pension Plans			OPEB
	2020	2019	2018	2020	2019	2018
Discount rate	3.40%	4.40%	4.30%	3.40%	4.40%	4.30%
Expected return on plan assets	5.75%	6.25%	6.25%	—	—	—
Rate of salaried compensation increase	4.00%	4.00%	4.00%	—	—	—

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

At December 31, 2020, the assumed health care cost trend rate used to calculate other postretirement employee benefit obligations for the non-Deltic plans was between 6.36% and 7.05%, depending on the plan participant make up, and for Deltic plans a rate of 6.78% was utilized, with both Deltic and non-Deltic plans grading ratably to an assumption of 4.50% in 2038. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

NOTE 17. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables detail the changes in our Accumulated Other Comprehensive Loss (AOCL) on our Consolidated Balance Sheets for the years ended December 31, 2020 and 2019, net of tax.

(in thousands)	2020	2019
Pension Plans
Balance at beginning of period	$117,028	$129,253
Net loss (gain) arising during the period	5,306	(2,081)
Effect of pension settlement	(31,811)	—
Amounts reclassified from AOCL to earnings	(11,498)	(10,144)
Balance at end of period	79,025	117,028
Other Postretirement Benefit Plans
Balance at beginning of period	10,331	(1,382)
Net loss arising during the period	4,747	5,917
Amounts reclassified from AOCL to earnings	(295)	5,796
Balance at end of period	14,783	10,331
Cash Flow Hedges
Balance at beginning of period	20,000	1,560
Net loss arising during the period	14,632	19,824
Amounts reclassified from AOCL to earnings	(7,451)	(1,384)
Balance at end of period	27,181	20,000
Accumulated other comprehensive loss, end of period	$120,989	$147,359

See Note 11: Derivative Instruments and Note 16: Savings Plans, Pension and Other Postretirement Employee Benefits for additional information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2020. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2020.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has audited the effectiveness of our internal controls over financial reporting as of December 31, 2020, as stated in their report which appears on the next page.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

PotlatchDeltic Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited PotlatchDeltic Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

February 18, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings "Board of Directors" and "Corporate Governance" from our definitive Proxy Statement to be filed with the SEC on or about March 30, 2021.

Our Corporate Conduct and Ethics Code, which is applicable to all directors, officers and employees, can be found on our website at www.PotlatchDeltic.com. We post any amendments to or waivers from our Corporate Conduct and Ethics Code on our website.

ITEM 11.  EXECUTIVE COMPENSATION

Information set forth under the headings "Report of the Executive Compensation and Personnel Policies Committee," "Compensation Discussion and Analysis," "Executive Compensation Tables," “CEO Pay Ratio,” "Compensation of Non-Employee Directors" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be filed with the SEC on or about March 30, 2021, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading "Security Ownership" in our definitive Proxy Statement to be filed with the SEC on or about March 30, 2021, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is to be included under the heading "Corporate Governance - Transactions with Related Persons" in our definitive Proxy Statement to be filed with the SEC on or about March 30, 2021, and is incorporated herein by reference.

The information required by this item regarding director independence is to be included under the headings "Board of Directors" and "Corporate Governance - Director Independence" in our definitive Proxy Statement to be filed with the SEC on or about March 30, 2021, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is to be included under the heading "Audit Committee Report - Fees Paid to Independent Registered Public Accounting Firm in 2020 and 2019" in our definitive Proxy Statement to be filed with the SEC on or about March 30, 2021, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto, included in Part II – Item 8. Financial Statements and Supplementary Data above.

Exhibits:

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT NUMBER	DESCRIPTION

(2)*

Agreement and Plan of Merger dated October 22, 2017 between PotlatchDeltic Corporation, Portland Merger LLC and Deltic Timber Corporation, filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 23, 2017.

(3)(a)	Third Restated Certificate of Incorporation of the Registrant, effective February 20, 2018, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.

(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

(4)	See Exhibits (3)(a) and (3)(b). The Registrant also undertakes to furnish to the SEC, upon request, any instrument defining the rights of holders of long-term debt.

(4)(a)*	Description of Registrant’s Securities, filed as Exhibit 4(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

(10)(b)[1]*

PotlatchDeltic Corporation Severance Program for Executive Employees, amended and restated effective January 1, 2019, filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

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

(10)(c)(ii)[1]*	Amendment, effective as of January 1, 2009, to Plan described in Exhibit (10)(c), filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

(10)(d)[1]*

PotlatchDeltic Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original PotlatchDeltic for the quarter ended June 30, 2005.

(10)(e)[1]*

PotlatchDeltic Corporation Deferred Compensation Plan for Directors II, as amended and restated effective May 8, 2014 and further amended and restated effective September 8, 2016, filed as Exhibit 10(e) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

(10)(i)(ii)[1]*	Form of 2014 RSU Award Notice and Award Agreement (2014 Long-Term Incentive Plan) filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

(10)(i)(iii)[1]*	Form of 2015 RSU Award Notice and Agreement (2014 Long-Term Incentive Plan) filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 18, 2015.

EXHIBIT NUMBER	DESCRIPTION

(10)(i)(iv)[1]*	Form of 2019 Performance Share Award Notice and Agreement (2014 Long-Term Incentive Plan), filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

(10)(i)(v)[1]*	Form of 2019 RSU Award Notice and Agreement (2014 Long-term Incentive Plan) filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

(10)(j)1*	PotlatchDeltic Corporation 2019 Long-Term Incentive Plan filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

(10)(j)(i)[1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan RSU Award Notice (Employee) as filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

(10)(j)(ii)[1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan RSU Award Agreement as filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

(10)(j)(iii)[1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Award Notice as filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

(10)(j)(iv)[1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Agreement as filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

(10)(j)(v)[1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Award Director RSU Notice and Agreement as filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

(10)(k)[1]*

PotlatchDeltic Corporation Management Performance Award Plan II, as amended through February 20, 2008, filed as Exhibit (10)(r)(iv) to the Current Report on Form 8-K filed by the Registrant on February 26, 2008.

(10)(k)(i)[1]*

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

(10)(o)(ii)*

Second amendment to Second Amended and Restated Term Loan Agreement dated December 2, 2019, by and among the Registrant and its wholly-owned subsidiaries as borrowers and Northwest Farm Credit Services, PCA, as Administrative Agent, the Guarantors party thereto, and the Lenders party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Registrant on December 10, 2019.

10(o)(iii)*

Third Amendment to Second Amended and Restated Term Loan Agreement dated April 14, 2020, by and among the Registrant and its wholly-owned subsidiaries as borrowers and Northwest Farm Credit Services, PCA, as Administrative Agent, the Guarantors party thereto, and the Lenders party thereto, filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended March 30, 2020.

10(o)(iv)*

Fourth amendment to Second Amended and Restated Term Loan Agreement dated December 1, 2020, by and among the Registrant and its wholly-owned subsidiaries as borrowers and Northwest Farm Credit Services, PCA, as Administrative Agent, the Guarantors party thereto, the Lenders party thereto, and the Voting Participants party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2020.

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

(10)(s)*

Group annuity contract, effective March 6, 2020, between NY Life Insurance Company and the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on October 16, 2020.

10(t)[1]*	Letter Agreement, dated November 6, 2020, between Michael J. Covey and the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 9, 2020.

(21)	PotlatchDeltic Corporation Subsidiaries.

EXHIBIT NUMBER	DESCRIPTION

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

(101)

The following financial information from PotlatchDeltic Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 18, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Balance Sheets at December 31, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements.

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Incorporated by reference (SEC File No. 001-32729, unless otherwise indicated).
[1]	Management contract or compensatory plan, contract or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCHDELTIC CORPORATION (Registrant)

By	/s/ ERIC J. CREMERS
Eric J. Cremers
President and Chief Executive Officer

Date: February 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2021, by the following persons on behalf of the registrant in the capacities indicated.

/s/ ERIC J. CREMERS	Director, President and Chief Executive Officer
Eric J. Cremers	(Principal Executive Officer)
/s/ JERALD W. RICHARDS	Vice President and Chief Financial Officer
Jerald W. Richards
/s/ WAYNE WASECHEK	Controller (Principal Accounting Officer)
Wayne Wasechek
*	Director, Executive Chairperson of the Board
Michael J. Covey
*	Director
Linda M. Breard
*	Director
William L. Driscoll
*	Director
D. Mark Leland
*	Director
Charles P. Grenier
*	Director
Lawrence S. Peiros
*	Director
R. Hunter Pierson
*	Director
Lenore M. Sullivan

*By	/s/ MICHELE L. TYLER
Michele L. Tyler
(Attorney-in-fact)