Form 10-Q
period 2021-03-31
POTLATCHDELTIC CORP
filed 2021-04-30
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of April 28, 2021 was 67,042,259.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Revenues	$354,193	$208,880
Costs and expenses:
Cost of goods sold	169,302	172,046
Selling, general and administrative expenses	16,758	14,207
	186,060	186,253
Operating income	168,133	22,627
Interest expense, net	(3,574)	(3,698)
Pension settlement charge	—	(42,988)
Non-operating pension and other postretirement employee benefit costs	(3,414)	(3,635)
Income (loss) before income taxes	161,145	(27,694)
Income taxes	(30,039)	10,862
Net income (loss)	$131,106	$(16,832)

Net income (loss) per share:
Basic	$1.95	$(0.25)
Diluted	$1.94	$(0.25)
Dividends per share	$0.41	$0.40
Weighted-average shares outstanding:
Basic	67,207	67,478
Diluted	67,607	67,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income (loss)	$131,106	$(16,832)
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits:
Net loss arising during the period, net of tax benefit of $0 and $6,817	—	(19,402)
Effect of pension settlement, net of tax benefit of $0 and $11,177	—	31,811
Amortization of prior service credit included in net income (loss), net of tax benefit of $73 and $76	(204)	(215)
Amortization of actuarial loss included in net income (loss), net of tax expense of $1,109 and $1,189	3,157	3,384
Cash flow hedges, net of tax expense (benefit) of $4,031 and $(1,810)	64,107	(38,525)
Other comprehensive income (loss), net of tax	67,060	(22,947)
Comprehensive income (loss)	$198,166	$(39,779)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$382,032	$252,340
Customer receivables, net	41,920	26,606
Inventories, net	62,663	62,036
Other current assets	20,959	16,136
Total current assets	507,574	357,118
Property, plant and equipment, net	291,483	288,544
Investment in real estate held for development and sale	69,057	72,355
Timber and timberlands, net	1,587,593	1,600,061
Intangible assets, net	16,075	16,270
Other long-term assets	91,847	46,717
Total assets	$2,563,629	$2,381,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$114,849	$93,279
Current portion of long-term debt	42,985	39,981
Current portion of pension and other postretirement employee benefits	6,574	6,574
Total current liabilities	164,408	139,834
Long-term debt	714,619	717,366
Pension and other postretirement employee benefits	129,025	128,807
Deferred tax liabilities, net	24,298	17,740
Other long-term obligations	53,730	72,365
Total liabilities	1,086,080	1,076,112
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued and outstanding 67,042 and 66,876 shares	67,042	66,876
Additional paid-in capital	1,676,421	1,674,576
Accumulated deficit	(211,985)	(315,510)
Accumulated other comprehensive loss	(53,929)	(120,989)
Total stockholders’ equity	1,477,549	1,304,953
Total liabilities and stockholders' equity	$2,563,629	$2,381,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$131,106	$(16,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	18,399	19,044
Basis of real estate sold	8,823	6,498
Change in deferred taxes	1,490	(12,383)
Pension and other postretirement employee benefits	5,627	6,068
Pension settlement charge	—	42,988
Equity-based compensation expense	1,930	1,885
Other, net	(387)	237
Change in working capital and operating-related activities, net	6,713	2,557
Real estate development expenditures	(2,315)	(378)
Funding of pension and other postretirement employee benefits	(1,421)	(1,546)
Net cash provided by operating activities	169,965	48,138

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(7,762)	(5,039)
Timberlands reforestation and roads	(3,956)	(4,310)
Acquisition of timber and timberlands	—	(4,190)
Proceeds on sale of facility	—	1,000
Other, net	189	1,505
Net cash used in investing activities	(11,529)	(11,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(27,484)	(26,941)
Repurchase of common stock	—	(12,355)
Other, net	(591)	(242)
Net cash used in financing activities	(28,075)	(39,538)
Change in cash, cash equivalents and restricted cash	130,361	(2,434)
Cash, cash equivalents and restricted cash at beginning of period	252,340	84,254
Cash, cash equivalents and restricted cash at end of period	$382,701	$81,820

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$2,263	$1,380
Accrued timberlands reforestation and roads	$813	$260

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2021	March 31, 2020
Cash and cash equivalents	$382,032	$79,484
Restricted cash included in other long-term assets[1]	669	2,336
Total cash, cash equivalents, and restricted cash	$382,701	$81,820

[1]	Amounts included in restricted cash represent proceeds held by a qualified intermediary that are intended to be reinvested in timber and timberlands.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2020	66,876	$66,876	$1,674,576	$(315,510)	$(120,989)	$1,304,953
Net income	—	—	—	131,106	—	131,106
Shares issued for stock compensation	166	166	(166)	—	—	—
Equity-based compensation expense	—	—	1,930	—	—	1,930
Pension plans and OPEB obligations	—	—	—	—	2,953	2,953
Cash flow hedges	—	—	—	—	64,107	64,107
Dividends on common stock, $0.41 per share	—	—	—	(27,484)	—	(27,484)
Other transactions, net	—	—	81	(97)	—	(16)
Balance, March 31, 2021	67,042	$67,042	$1,676,421	$(211,985)	$(53,929)	$1,477,549

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2019	67,221	$67,221	$1,666,299	$(359,330)	$(147,359)	$1,226,831
Net loss	—	—	—	(16,832)	—	(16,832)
Shares issued for stock compensation	131	131	(131)	—	—	—
Equity-based compensation expense	—	—	1,885	—	—	1,885
Pension plans and OPEB obligations	—	—	—	—	15,578	15,578
Cash flow hedges	—	—	—	—	(38,525)	(38,525)
Dividends on common stock, $0.40 per share	—	—	—	(26,941)	—	(26,941)
Repurchase of common stock	(401)	(401)	—	(11,954)	—	(12,355)
Other transactions, net	—	—	69	(96)	—	(27)
Balance, March 31, 2020	66,951	$66,951	$1,668,122	$(415,153)	$(170,306)	$1,149,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX FOR THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

General

PotlatchDeltic Corporation and its subsidiaries (collectively referred to in this report as the company, us, we or our) is a leading timberland Real Estate Investment Trust (REIT) with ownership of approximately 1.8 million acres of timberlands. Our timberland activities include the sale of timber, the purchase of timberlands and the operation of a rural timberland sales program. We are also engaged in the manufacturing and sale of wood products and operate a residential and commercial real estate development business. Our timberlands, real estate development projects and all of our wood products facilities are located within the continental United States.

Condensed Consolidated Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements provide an overall view of our results and financial condition and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain disclosures normally provided in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on February 18, 2021. Results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which we refer to in this report as GAAP, requires management to make estimates and judgments affecting the amounts reported in the financial statements and the accompanying notes. The inputs into our judgments and estimates reflect the consideration of the economic implications of COVID-19 on our critical and significant accounting estimates. The actual results that we experience may differ materially from our estimates.

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

New Accounting Standards Being Evaluated

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting impacts related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance in ASU 2020-04, which companies can apply immediately, is optional and may be elected over time as reference rate reform activities occur. Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity was expected to be completed. A number of our debt instruments and associated interest rate derivative agreements have an interest rate tied to LIBOR. We are monitoring the developments regarding the alternative rates, will work with our lenders and counter-parties to identify a suitable replacement rate and may amend certain debt and interest rate derivative agreements to accommodate those rates if the contract does not already specify a replacement rate.  While the notional value of our agreements indexed to LIBOR is material, we are not yet able to reasonably estimate any expected impact to our Condensed Consolidated Financial Statements and related disclosures.

NOTE 2. SEGMENT INFORMATION

Our operations are organized into three reportable segments: Timberlands, Wood Products and Real Estate. Management activities in the Timberlands segment include planting and harvesting trees and building and maintaining roads. The Timberlands segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights contracts, oil and gas royalties and carbon sequestration. The Wood Products segment manufactures and markets lumber and plywood. Activities in the Real Estate segment include our rural timberland-holdings sales program, master planned community development and a country club.

Our Timberlands segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and typically represent a sizeable portion of the Timberlands segment’s total revenues. Our other segments generally do not generate intersegment revenues. These intercompany transactions are eliminated in consolidation.

The reportable segments follow the same accounting policies used for our Condensed Consolidated Financial Statements, with the exception of the valuation of inventories, which are reported using the average cost method for purposes of reporting segment results.

The following table represents our revenues by major product:

	Three Months Ended March 31,
(in thousands)	2021	2020
Timberlands
Northern region
Sawlogs	$76,181	$41,407
Pulpwood	499	1,435
Stumpage	—	316
Other	300	303
Total Northern revenues	76,980	43,461

Southern region
Sawlogs	22,416	23,939
Pulpwood	9,161	11,201
Stumpage	764	829
Other	2,595	2,995
Total Southern revenues	34,936	38,964

Total Timberlands revenues	111,916	82,425

Wood Products
Lumber	229,682	111,939
Residuals and Panels	39,614	33,061
Total Wood Products revenues	269,296	145,000

Real Estate
Rural real estate	10,025	7,292
Development real estate	8,053	2,292
Other	2,235	1,385
Total Real Estate revenues	20,313	10,969

Total segment revenues	401,525	238,394
Intersegment Timberlands revenues[1]	(47,332)	(29,514)
Total consolidated revenues	$354,193	$208,880

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

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

	Three Months Ended March 31,
(in thousands)	2021	2020
Adjusted EBITDDA:
Timberlands	$67,858	$34,982
Wood Products	125,555	13,229
Real Estate	16,593	7,340
Corporate	(10,710)	(8,672)
Eliminations and adjustments	(4,310)	692
Total Adjusted EBITDDA	194,986	47,571
Interest expense, net[1]	(3,574)	(3,698)
Depreciation, depletion and amortization	(17,996)	(18,638)
Basis of real estate sold	(8,823)	(6,498)
Pension settlement charge	—	(42,988)
Non-operating pension and other postretirement employee benefits	(3,414)	(3,635)
(Loss) gain on disposal of fixed assets	(34)	192
Income (loss) before income taxes	$161,145	$(27,694)

Depreciation, depletion and amortization:
Timberlands	$11,417	$12,591
Wood Products	6,203	5,630
Real Estate	155	160
Corporate	221	257
	17,996	18,638
Bond discounts and deferred loan fees[1]	403	406
Total depreciation, depletion and amortization	$18,399	$19,044

Basis of real estate sold:
Real Estate	$8,829	$6,504
Eliminations and adjustments	(6)	(6)
Total basis of real estate sold	$8,823	$6,498

[1]	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands)	2021	2020
Basic weighted-average shares outstanding	67,207	67,478
Incremental shares due to:
Performance shares	326	—
Restricted stock units	74	—
Diluted weighted-average shares outstanding	67,607	67,478

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

For the three months ended March 31, 2021 and 2020, there were approximately 63,000 and 317,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Share Repurchase Program

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the Repurchase Program). Shares under the Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan). The timing, manner, price and amount of repurchases will be determined according to, and subject to, the terms of the Trading Plan, and, subject to the terms of the Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

We did not repurchase any shares during the three months ended March 31, 2021.  During the three months ended March 31, 2020, we repurchased 400,917 shares of common stock at a total consideration of $12.4 million under the Repurchase Program, all of which were made in open-market transactions. At March 31, 2021, we had remaining authorization of $59.5 million for future stock repurchases under the Repurchase Program.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	March 31, 2021	December 31, 2020
Logs	$28,396	$31,210
Lumber, panels and veneer	36,543	34,136
Materials and supplies	15,973	14,939
Total inventories	80,912	80,285
Less: LIFO reserve	(18,249)	(18,249)
Total inventories, net	$62,663	$62,036

Property, plant and equipment

(in thousands)	March 31, 2021	December 31, 2020
Property, plant and equipment	$520,524	$517,711
Less: accumulated depreciation	(229,041)	(229,167)
Total property, plant and equipment, net	$291,483	$288,544

Timber and timberlands

(in thousands)	March 31, 2021	December 31, 2020
Timber and timberlands	$1,505,150	$1,516,788
Logging roads	82,443	83,273
Total timber and timberlands, net	$1,587,593	$1,600,061

Accounts payable and accrued liabilities

(in thousands)	March 31, 2021	December 31, 2020
Accrued payroll and benefits	$20,972	$29,675
Accounts payable	15,495	9,724
Accrued interest	5,024	6,485
Deferred revenue[1]	7,233	8,789
Operating lease liabilities	3,848	4,304
Income taxes payable	42,286	14,755
Other accrued taxes	7,522	6,025
Other current liabilities	12,469	13,522
Total accounts payable and accrued liabilities	$114,849	$93,279

[1]

Deferred revenue predominately relates to hunting and other access rights on our timberlands, payments received for lumber shipments where control of goods have not transferred, member related activities at an owned country club and certain post-close obligations for real estate sales.  These contract liabilities are recognized over the term of the contracts, which is typically twelve months or less, except for initiation fees which are recognized over the average life of club membership.

NOTE 5. DEBT

At March 31, 2021, our total outstanding long-term debt included $693.5 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender, of which $40.0 million matures in December 2021. Certain borrowings under the Amended Term Loan Agreement are at variable rates of one or three-month LIBOR plus a spread between 1.85% and 2.15%. We have entered into interest rate swaps for these variable rate term loans to fix the interest rate. See Note: 6 Derivative Instruments for additional information.

At March 31, 2021, there were no borrowings under our $380.0 million revolving line of credit and approximately $1.0 million of our revolving line of credit was utilized for outstanding letters of credit. As provided in the revolving line of credit agreement, borrowings may be increased by up to an additional $420.0 million. The revolving line of credit agreement also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. We may utilize borrowings under the credit facility to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

We were in compliance with all debt and credit agreement covenants at March 31, 2021.

NOTE 6. DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks.

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. As of March 31, 2021, we have interest rate swaps associated with $403.5 million of term loan debt. These swaps are cash flow hedges that convert variable rates ranging from three-month and one-month LIBOR plus 1.85% to 2.15%, to fixed rates ranging from 3.04% to 4.82%. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedges. At March 31, 2021, the amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $8.7 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the LIBOR rate at the time of net swap cash payments.

We also hold $607.5 million of forward starting interest rate swaps designated as cash flow hedges. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on $607.5 million of future debt refinances through January 2029 by converting the benchmark interest rates to fixed interest rates. In addition, the cashflow hedges for future debt refinances require settlement on the stated maturity date. At March 31, 2021, we have recorded derivative assets of $64.6 million associated with these forward starting interest rate swaps.

The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	March 31, 2021	December 31, 2020	Location	March 31, 2021	December 31, 2020
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, current[1]	$3,227	$63	Accounts payable and accrued liabilities[1]	$737	$1,010
Interest rate contracts	Other assets, non-current	64,543	18,466	Other long-term obligations	26,475	45,100
		$67,770	$18,529		$27,212	$46,110

[1]	Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on our Condensed Consolidated Statements of Operations:

		Three Months Ended March 31,
(in thousands)	Location	2021	2020
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income (loss) recognized in other comprehensive income (loss), net of tax		$61,875	$(39,363)
Amounts reclassified from accumulated other comprehensive loss, net of tax[1]	Interest expense	$(2,232)	$(838)

Interest expense, net		$3,574	$3,698

[1]

Realized losses on interest rate contracts consist of net cash received or paid and interest accruals on the interest rate swaps during the periods. Net cash received or paid is included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$67,770	$67,770	$18,529	$18,529
Derivative liabilities related to interest rate swaps (Level 2)	$(27,212)	$(27,212)	$(46,110)	$(46,110)

Long-term debt, including current portion (Level 2):
Term loans	$(690,632)	$(712,473)	$(690,469)	$(716,631)
Revenue bonds	(65,735)	(67,957)	(65,735)	(67,885)
Medium-term notes	(3,000)	(3,143)	(3,000)	(3,545)
Total long-term debt[1]	$(759,367)	$(783,573)	$(759,204)	$(788,061)

Company owned life insurance asset (COLI) (Level 3)	$3,540	$3,540	$3,328	$3,328

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 8. EQUITY-BASED COMPENSATION

At March 31, 2021, approximately 1.0 million shares are available for future use under our long-term incentive plans.

Share-based compensation activity during the three months ended March 31, 2021 included the following:

(Shares in thousands)	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	88,128	—	1,450
Restricted Stock Units (RSUs)	32,870	—	1,484

Approximately 0.1 million shares of common stock were issued during the three months ended March 31, 2021 as a result of PSA and RSU vesting in 2020.

The following table details equity-based compensation expense and the related income tax benefit:

	Three Months Ended March 31,
(in thousands)	2021	2020
Equity-based compensation expense:
Performance share awards	$1,224	$1,158
Restricted stock units	665	708
Deferred compensation stock equivalent units expense	41	19
Total equity-based compensation expense	$1,930	$1,885

Total tax benefit recognized for equity-based expense	$89	$83

Performance Share Awards

The weighted average grant date fair value of PSAs granted in 2021 was $69.72 per share. PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under the stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the performance measurement period, the recipients will receive dividend equivalents in the form of additional shares at the time of payment equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. Therefore, the shares are not considered participating securities.

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards granted in 2021:

Stock price as of valuation date	$53.53
Risk-free rate	0.18%
Expected volatility	45.56%
Expected dividend yield[1]	—
Expected term (years)	3.00

1Full dividend reinvestment assumed.

Restricted Stock Units

The weighted average fair value of all RSUs granted during the three months ended March 31, 2021 was $53.51 per share. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The terms of the awards state that the RSUs will vest in a given time period of one to three years. The vesting provisions for RSUs granted in 2021 were consistent with prior year grants.

NOTE 9. INCOME TAXES

As a REIT, we generally are not subject to federal and state corporate income taxes on income from investments in real estate, including our timberlands, that we distribute to our shareholders. We conduct certain activities through our PotlatchDeltic taxable REIT subsidiaries (TRS) which are subject to corporate level federal and state income taxes. These activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to income or loss of the TRS, as well as permanent book versus tax differences.

NOTE 10. LEASES

We lease certain equipment, office space and land. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Other long-term assets	$9,922	$11,081
Finance lease assets[1]	Property, plant and equipment, net	7,419	7,206
Total lease assets		$17,341	$18,287

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$3,848	$4,304
Finance lease liabilities	Accounts payable and accrued liabilities	2,363	2,202
Noncurrent:
Operating lease liabilities	Other long-term obligations	6,101	6,835
Finance lease liabilities	Other long-term obligations	4,977	4,914
Total lease liabilities		$17,289	$18,255

[1]	Finance lease assets are presented net of accumulated amortization of $2.3 million and $1.7 million as of March 31, 2021 and December 31, 2020, respectively.

The following table presents the components of lease expense:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease costs[1]	$1,328	$1,425
Finance lease costs:
Amortization of leased assets	589	213
Interest on lease liabilities	51	27
Net lease costs	$1,968	$1,665

[1]	Excludes short-term leases and variable lease costs, which are immaterial.

The following table presents supplemental cash flow information related to leases:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,368	$1,506
Operating cash flows for finance leases	$51	$27
Financing cash flows for finance leases	$577	$215
Leased assets exchanged for new lease liabilities:
Operating leases	$124	$38
Finance leases	$801	$1,517

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended March 31,
	Pension		OPEB
(in thousands)	2021	2020	2021	2020
Service cost	$2,045	$2,290	$168	$143
Interest cost	2,633	3,564	317	375
Expected return on plan assets	(3,525)	(4,586)	—	—
Amortization of prior service cost (credit)	21	28	(298)	(319)
Amortization of actuarial loss	3,721	4,154	545	419
Net periodic cost before pension settlement charge	4,895	5,450	732	618
Pension settlement charge	—	42,988	—	—
Net periodic cost	$4,895	$48,438	$732	$618

During the three months ended March 31, 2021 and 2020, funding of pension and other postretirement employee benefit plans was $1.4 million and $1.5 million, respectively.

Pension Annuitization

In February 2020, we purchased a group annuity contract from an insurance company to transfer $101.1 million of our outstanding pension benefit obligation related to our qualified pension plans to the insurance company. This transaction was funded with plan assets. As a result of the transaction, the insurance company assumed responsibility for annuity administration and benefit payments to select retirees, with no change to their monthly retirement benefit payment amounts. The settlement triggered a remeasurement of plan assets and liabilities resulting in a reduction in the funded status of our qualified pension plans of approximately $26.2 million during the first quarter of 2020. In connection with this transaction we recorded a non-cash pretax settlement charge of $43.0 million during the first quarter of 2020 in non-operating expense, net, as a result of accelerating the recognition of actuarial losses included in Accumulated Other Comprehensive Loss that would have been recognized in future periods.

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details changes in amounts included in our accumulated other comprehensive loss (AOCL) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended March 31,
(in thousands)	2021	2020
Pension Plans
Balance at beginning of period	$79,025	$117,028
Amounts arising during the period	—	19,402
Effect of pension settlement	—	(31,811)
Amounts reclassified from AOCL to earnings	(2,770)	(3,095)
Balance at end of period	$76,255	$101,524
Other Postretirement Benefit Plans
Balance at beginning of period	$14,783	$10,331
Amounts reclassified from AOCL to earnings	(183)	(74)
Balance at end of period	$14,600	$10,257
Cash Flow Hedges
Balance at beginning of period	$27,181	$20,000
Amounts arising during the period	(61,875)	39,363
Amounts reclassified from AOCL to earnings	(2,232)	(838)
Balance at end of period	$(36,926)	$58,525
Accumulated other comprehensive loss, end of period	$53,929	$170,306

See Note 11: Pension and Other Postretirement Employee Benefits and Note 6: Derivative Instruments for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expected impacts of COVID-19 on our business; expected effectiveness of our hedging instruments and swaps; expected return on pension assets; required contributions to pension plans; recognition of compensation costs relating to our performance share awards (PSAs) and restricted stock units (RSUs); expected amortization of unrecognized compensation cost of PSAs and RSUs; amount of net losses on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected tax payments and deferrals; anticipated share repurchases and dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; potential uses of and estimated payments under our credit facility; expected debt refinancing; expectations regarding the U.S. housing market, home repair and remodeling activity, the lumber and log markets, lumber shipment volumes, sawlog demand, percent of log sales by log supply agreements; timber harvest volumes, sawlog mix and pricing, rural real estate and residential and commercial real estate development sales, and the average price per acre and developed lot; sufficiency of cash to meet operating requirements; expected 2021 capital expenditures; and similar matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as expects, may, could, should, will, believes, anticipates, estimates, projects, intends, plans, targets or approximately, or similar words or terminology.  These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	the effect of general economic conditions, including employment rates, interest rate levels, discount rates, housing starts and the general availability of financing for home mortgages;
•	availability of labor and developable land;
•	changes in the level of residential and commercial construction and remodeling activity;
•	changes in tariffs, quotas and trade agreements involving wood products;
•	changes in demand for our products and real estate;
•	changes in timber prices and timberland values;
•	changes in silviculture, production and production capacity in the forest products industry;
•	competitive pricing pressures for our products;
•	unanticipated manufacturing disruptions;
•	the effect of weather on our harvesting and manufacturing activities;
•	the risk of loss from fire, floods, windstorms, hurricanes, pest infestation or other natural disasters;
•	changes in the cost or availability of transportation;
•	changes in principle expenses;
•	impact of the coronavirus (COVID-19) outbreak on our business, suppliers, consumers, customers and employees; and
•	disruptions or inefficiencies in our supply chain and/or operations.

For a discussion of some of the factors that may affect our business, results and prospects and a nonexclusive listing of forward-looking statements, refer to Cautionary Statement Regarding Forward-Looking Information on page 1 and Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

Our Company

We are a leading timberland REIT with ownership of approximately 1.8 million acres of timberland. We also own six sawmills and an industrial grade plywood mill, a residential and commercial real estate development business and a rural timberland sales program.

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

The operating results of our Timberlands, Wood Products and Real Estate business segments have been and will continue to be affected by the cyclical nature of the forest products industry. Log and pulpwood sales volumes in our Timberlands segment are typically lower in the first half of each year as winter rains in the Southern region and spring thaw in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions that restrict access to logging sites. The third quarter is typically our Timberlands segment's strongest production quarter. Demand for our manufactured wood products typically decreases in the winter months when construction activity is slower, while demand typically increases during the spring, summer and fall when construction activity is generally higher. Rural real estate dispositions and acquisitions can be adversely affected when access to any properties to be sold or considered for acquisition are limited due to adverse weather conditions. Development real estate sales at Chenal Valley occur throughout the year, though historically most sales take place in the second half of the year as builders prepare for the following spring and summer traditional home building and buying season.

Additionally, our business segments have been and will continue to be influenced by a variety of other factors, including tariffs, quotas and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber prices, weather conditions, disruptions or inefficiencies in our supply chain including the availability of transportation, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions, impact of pandemics (such as COVID-19), fires, other natural disasters and other factors.

Non-GAAP Measures

To supplement our financial statements presented in accordance with generally accepted accounting principles in the United States (GAAP), we present certain non-GAAP measures on a consolidated basis, including Adjusted EBITDDA and Cash Available for Distribution (CAD), which are defined and further explained and reconciled to the nearest GAAP measure in the Liquidity and Performance Measures section below. Our definitions of these non-GAAP measures may differ from similarly titled measures used by others. These non-GAAP measures should be considered supplemental to and not a substitute for, financial information prepared in accordance with GAAP.

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

Our definition of EBITDDA and Adjusted EBITDDA may be different from similarly titled measures reported by other companies. We define EBITDDA as net income (loss) before interest expense, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses. See Note 2: Segment Information in the Notes to the Condensed Consolidated Financial Statements for information related to the use of segment Adjusted EBITDDA.

Business and Economic Trends Affecting Our Operations

The demand for timber is directly affected by the underlying demand for lumber and other wood-products, as well as by the demand for pulp, paper and packaging. Our Timberlands and Wood Products segments are impacted by demand for new homes in the United States and by repair and remodeling activity.

Housing fundamentals remain stronger than at any point since the Great Financial Crisis driven by the demand for new single-family homes, historically low mortgage rates, a shift from urban to suburban living, millennials entering their prime home-buying years, scarce re-sale housing inventory and an aging existing housing stock supporting repair and remodel demand. In March 2021, the U.S. Census Bureau reported housing starts of 1.7 million in the U.S. on a seasonally adjusted annual basis, including single-family new home construction starts of 1.2 million, an increase of over 40% from March of 2020. While the U.S. economy continues to navigate challenges from COVID-19, we believe housing fundamentals, a key factor driving the strong lumber demand and pricing, will remain strong.

In our Wood Products segment, we shipped 258 million board feet of lumber during the first quarter of 2021. Lumber production was lower during the quarter stemming from extended planned downtime for maintenance at one of our sawmills, and a severe winter storm that led to week-long shutdowns in our Southern mills. Lumber prices remained elevated throughout the first quarter of 2021 and established new records as we entered the spring building season. With buyers’ lumber inventories estimated to be at the low end of their historic range, combined with strong housing fundamentals, we believe lumber prices will continue to rise in the second quarter compared to first quarter levels. We plan to ship 275 to 285 million board feet of lumber during the second quarter.

In our Timberlands segment, Northern sawlog prices benefitted from Idaho sawlogs prices being indexed to lumber prices, while Southern pine sawlog prices remained stable. Our harvest volume of 1.3 million tons during the first quarter of 2021 was lower than the first quarter of 2020 primarily due to a severe winter storm impacting harvest conditions in the Southern region. Further, several Southern pulpwood mills experienced extended downtime as a result of the winter storm which decreased the demand for pulpwood in the region. We expect to harvest between 1.1 and 1.3 million tons during the second quarter of 2021, with approximately 70% of the volume in the Southern region. Additionally, approximately 75% of our Idaho sawlog deliveries in the second quarter, which will be at a seasonally low level, will continue to benefit from being indexed to historically high lumber prices on an approximate four-week lag.

Our Real Estate segment benefitted from robust rural and development demand during the first quarter of 2021.  For the second quarter of 2021, we expect to sell approximately 2,500 acres of rural land and 15 residential development lots.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Revenues	$354,193	$208,880	$145,313
Costs and expenses:
Cost of goods sold	169,302	172,046	(2,744)
Selling, general and administrative expenses	16,758	14,207	2,551
	186,060	186,253	(193)
Operating income	168,133	22,627	145,506
Interest expense, net	(3,574)	(3,698)	124
Pension settlement charge	—	(42,988)	42,988
Non-operating pension and other postretirement benefit costs	(3,414)	(3,635)	221
Income (loss) before income taxes	161,145	(27,694)	188,839
Income taxes	(30,039)	10,862	(40,901)
Net income (loss)	$131,106	$(16,832)	$147,938
Total Adjusted EBITDDA[1]	$194,986	$47,571	$147,415

[1]	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

First Quarter 2021 Compared with First Quarter 2020

Revenues

Revenues were $354.2 million, an increase of $145.3 million compared with the first quarter of 2020 primarily due to historically high lumber prices, increased Idaho sawlog prices and increased rural and development real estate sales. These increases more than offset lower harvest volumes and lower lumber shipments in the first quarter of 2021.

Cost of goods sold

Cost of goods sold decreased $2.7 million compared with the first quarter of 2020 primarily due to lower harvest volumes and lower lumber shipments. These decreases were partially offset by increased repairs and maintenance at our Wood Products facilities and increased rural and development real estate sales.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.6 million compared with the first quarter of 2020 primarily as a result of mark-to-market adjustments for deferred incentive compensation plans and higher incentive compensation related to strong company performance.

Pension settlement charge

In February 2020, we purchased a group annuity contract from an insurance company to transfer $101.1 million of our outstanding pension benefit obligation related to our qualified pension plans. This transaction was funded with plan assets. In connection with this transaction, we recorded a non-cash pretax settlement charge of $43.0 million in the first quarter of 2020.

Income taxes

Income taxes are primarily due to income from our PotlatchDeltic taxable REIT subsidiaries (TRS). For the three months ended March 31, 2021, we recorded income tax expense of $30.0 million as our TRS’s income before tax was $115.8 million driven primarily by historically high lumber prices. For the three months ended March 31, 2020, we recorded an income tax benefit of approximately $10.9 million primarily as a result of the TRS’s loss before tax of $42.8 million, which was mainly as a result of the $43.0 million pension settlement charge.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first quarter of 2021 increased $147.4 million compared to the first quarter of 2020. The increase in Total Adjusted EBITDDA was driven primarily by historically high lumber prices, increased Idaho sawlog prices and increased rural and development real estate sales. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Revenues[1]	$111,916	$82,425	$29,491
Costs and expenses:
Logging and hauling	36,468	38,604	(2,136)
Other	5,888	7,291	(1,403)
Selling, general and administrative expenses	1,702	1,548	154
Timberlands Adjusted EBITDDA[2]	$67,858	$34,982	$32,876

[1]	Prior to elimination of intersegment fiber revenues of $47.3 million and $29.5 million for the first quarter of 2021 and 2020, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended March 31,
Harvest Volumes (in tons)	2021	2020	Change
Northern region
Sawlog	427,255	433,870	(6,615)
Pulpwood	13,884	37,801	(23,917)
Stumpage	—	23,178	(23,178)
Total	441,139	494,849	(53,710)

Southern region
Sawlog	508,073	548,467	(40,394)
Pulpwood	326,429	367,099	(40,670)
Stumpage	58,413	90,237	(31,824)
Total	892,915	1,005,803	(112,888)

Total harvest volume	1,334,054	1,500,652	(166,598)

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$178	$95	$83
Pulpwood	$36	$38	$(2)
Stumpage	$—	$14	$(14)

Southern region
Sawlog	$44	$44	$—
Pulpwood	$28	$31	$(3)
Stumpage	$13	$9	$4

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three months ended March 31, 2021 compared with the three months ended March 31, 2020:

(in thousands)	Three Months
Timberlands 2020 Adjusted EBITDDA	$34,982
Sales price and mix	36,723
Harvest volume	(3,725)
Other revenue	(403)
Logging and hauling costs per unit	(967)
Forest management	918
Administrative, indirect and overhead costs	330
Timberlands 2021 Adjusted EBITDDA	$67,858

First Quarter 2021 Compared with First Quarter 2020

Timberlands Adjusted EBITDDA for the first quarter of 2021 increased $32.9 million compared with the same period in 2020, primarily as a result of the following:

•

Sales Price and Mix: Sawlog prices in the Northern region increased 87.4%, to $178 per ton primarily from the effect of higher lumber price realizations on indexed sawlogs and an increase in cedar log prices in Idaho. Southern sawlog prices remained consistent with the first quarter of 2020.

•

Harvest Volume: We harvested 0.9 million tons in the Southern region during the first quarter of 2021, which was 11.2% lower than the first quarter of 2020 primarily due to a severe winter storm that impacted harvest conditions and reduced pulpwood demand from temporary pulpwood mill shutdowns. Harvest volumes in the Northern region decreased 10.9% during the first quarter of 2021 due primarily to the sale of 72,440 timberland acres in Minnesota in the fourth quarter of 2020.

Wood Products Segment

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Revenues	$269,296	$145,000	$124,296
Costs and expenses[1]
Fiber costs	79,469	65,012	14,457
Freight, logging and hauling	18,197	17,402	795
Manufacturing costs	47,602	45,004	2,598
Finished goods inventory change	(4,019)	1,891	(5,910)
Selling, general and administrative expenses	2,522	2,271	251
Other	(30)	191	(221)
Wood Products Adjusted EBITDDA[2]	$125,555	$13,229	$112,326

[1]	Prior to elimination of intersegment fiber costs of $47.3 million and $29.5 million for the first quarter of 2021 and 2020, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended March 31,
	2021	2020	Change
Lumber shipments (MBF)[1]	258,069	282,967	(24,898)
Lumber sales prices ($ per MBF)	$890	$396	$494

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three months ended March 31, 2021 compared with the three months ended March 31, 2020:

(in thousands)	Three Months
Wood Products 2020 Adjusted EBITDDA	$13,229
Lumber:
Price	126,614
Volume	(507)
Manufacturing costs per unit	(3,118)
Log costs per unit	(11,494)
Inventory charge	895
Residuals, panels and other	(64)
Wood Products 2021 Adjusted EBITDDA	$125,555

First Quarter 2021 Compared with First Quarter 2020

Wood Products Adjusted EBITDDA for the first quarter of 2021 increased $112.3 million compared with the same period in 2020, primarily as a result of the following:

•

Lumber Price: Average lumber sales prices increased to $890 per MBF during the first quarter of 2021 as a result of the historic run in lumber prices compared with $396 per MBF during the first quarter of 2020.

•

Manufacturing Cost Per Unit: Higher manufacturing costs per unit quarter over quarter was primarily a result of week-long shutdowns at our Southern mills from a severe winter storm, extended planned downtime for maintenance at one of our sawmills and labor related constraints.

•	Log Costs Per Unit: Log costs per unit were higher as a result of increased indexed log costs at our Idaho mills.

Real Estate Segment

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Revenues	$20,313	$10,969	$9,344
Costs and expenses
Costs of goods sold	2,468	2,431	37
Selling, general and administrative expenses	1,252	1,198	54
Real Estate Adjusted EBITDDA[1]	$16,593	$7,340	$9,253

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended March 31,
	2021	2020
Acres sold	7,083	4,439
Average price per acre	$1,415	$1,643

Development Real Estate	Three Months Ended March 31,
	2021	2020
Residential lots	51	23
Average price per lot	$98,629	$99,652

Commercial acres	11	—
Average price per acre	$277,425	$—

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three months ended March 31, 2021 compared with the three ended March 31, 2020:

(in thousands)	Three Months
Real Estate 2020 Adjusted EBITDDA	$7,340
Rural sales	2,743
Development sales	6,601
Other, net	(91)
Real Estate 2021 Adjusted EBITDDA	$16,593

First Quarter 2021 Compared with First Quarter 2020

Real Estate Adjusted EBITDDA for the first quarter of 2021 was $16.6 million, an increase of $9.3 million compared with the first quarter of 2020 as a result of the following:

•

Rural Sales: The increase in rural real estate sales was primarily a result of more acres sold in Minnesota compared to 2020. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.

•

Development Sales: During the first quarter of 2021, we sold 51 residential lots at an average lot price of $98,629 compared to 23 lots at an average lot price of $99,652 during the first quarter of 2020. In addition, we sold 11 acres of commercial land in Chenal Valley for $277,425 per acre compared to no commercial acres sold in the first quarter of 2020. The average price per lot or acre fluctuates based on a variety of factors including location within the developments.

Liquidity and Capital Resources

Changes in significant sources and uses of cash for the three months ended March 31, 2021 and 2020 are presented by categories as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$169,965	$48,138
Net cash used in investing activities	$(11,529)	$(11,034)
Net cash used in financing activities	$(28,075)	$(39,538)

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased $121.8 million compared to the first quarter of 2020. Changes in cash provided by operating activities was impacted by the following:

•	Cash received from customers increased $139.2 million primarily due to historically high lumber prices and increased rural and development real estate sales.
•

Cash payments increased $17.0 million due to employee incentive compensation payouts related to strong 2020 company performance, increased repairs and maintenance at our Wood Products facilities and real estate development expenditures at Chenal Valley.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•

We spent $11.7 million on capital expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first quarter of 2021 compared to $9.3 million during the first quarter of 2020.

•	During the first quarter of 2020 we spent $4.2 million on timberland acquisitions. We did not purchase any timberlands during the first quarter of 2021.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•	We paid dividends of $27.5 million in the first quarter of 2021 compared to $26.9 million in the first quarter of 2020.
•	We did not repurchase any of our common stock during the first quarter of 2021 compared to 400,917 shares repurchased totaling $12.4 million during the first quarter of 2020.

Future Sources and Uses of Cash

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on an expected level of return on investment. We currently expect to spend a total of approximately $55.0 to $60.0 million for capital expenditures during 2021.

On August 30, 2018, the board of directors authorized the repurchase of up to $100.0 million of common stock with no time limit set for the repurchase (the Repurchase Program). At March 31, 2021, we had remaining authorization of $59.5 million for future stock repurchase under the Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to, and subject to, the terms of the Trading Plan, and, subject to the terms of the Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

Capital Structure

(in thousands)	March 31, 2021	December 31, 2020
Long-term debt (including current portion)	$757,604	$757,347
Cash and cash equivalents	(382,032)	(252,340)
Net debt	375,572	505,007
Market capitalization[1]	3,547,863	3,345,138
Enterprise value	$3,923,435	$3,850,145

Net debt to enterprise value	9.6%	13.1%
Dividend yield[2]	3.1%	3.3%
Weighted-average cost of debt, after tax[3]	3.2%	3.2%

[1]	Market capitalization is based on outstanding shares of 67.0 million and 66.9 million times closing share prices of $52.92 and $50.02 as of March 31, 2021, and December 31, 2020, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.64 and share prices of $52.92 and $50.02 as of March 31, 2021, and December 31, 2020, respectively.
[3]	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

We reconcile Total Adjusted EBITDDA to net income (loss) for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income (loss) to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income (loss)	$131,106	$(16,832)
Interest expense, net	3,574	3,698
Income taxes	30,039	(10,862)
Depreciation, depletion and amortization	17,996	18,638
Basis of real estate sold	8,823	6,498
Pension settlement charge	—	42,988
Non-operating pension and other postretirement benefit costs	3,414	3,635
Loss (gain) on disposal of fixed assets	34	(192)
Total Adjusted EBITDDA	$194,986	$47,571

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

The following table provides a reconciliation of cash provided by operating activities to CAD:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities[1]	$169,965	$48,138	$457,090	$168,139
Capital expenditures	(11,718)	(13,539)	(43,964)	(63,011)
CAD	$158,247	$34,599	$413,126	$105,128
Net cash used in investing activities[2]	$(11,529)	$(11,034)	$(42,688)	$(58,690)
Net cash used in financing activities	$(28,075)	$(39,538)	$(113,521)	$(136,009)

[1]

Net cash provided by operating activities for the three months ended March 31, 2021 and 2020 includes cash paid for real estate development expenditures of $2.3 million and $0.4 million, respectively. Net cash provided by operating activities for the twelve months ended March 31, 2021 and 2020 includes cash paid for real estate development expenditures of $8.6 million and $5.9 million, respectively.

[2]	Net cash used in investing activities includes payment for capital expenditures and acquisition of timber and timberlands, which is also included in our reconciliation of CAD.

Sources of Financing

Long-Term Debt and Credit Agreements

At March 31, 2021, our total outstanding net long-term debt was $757.0 million, of which $40.0 million matures in December 2021. We expect to refinance the $40.0 million term loan debt at maturity which is covered by a forward starting interest rate swap that hedges the variability in future benchmark interest payments attributable to changes in interest rates. All interest rates on our outstanding long-term debt are fixed rates under fixed rate loans or variable rate loans with an associated interest rate swap that fix the variable benchmark interest rate component.

A number of our debt instruments and associated interest rate derivative agreements have an interest rate tied to LIBOR. On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that the USD LIBOR will no longer be published after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a steering committee comprised of large U.S. financial institutions, is recommending replacing LIBOR with the Secured Overnight Finance Rate (SOFR). While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. We are monitoring the developments regarding the alternative rates, will work with our lenders and counter parties to identify a suitable replacement rate and may amend certain debt and interest rate derivative agreements to accommodate those rates if the contract does not already specify a replacement rate.  However, at this time, we are not able to predict whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such possible transition to SOFR may be on our financial condition.

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

At March 31, 2021, we were in compliance with all covenants under the Agreements. The following table sets forth the financial covenants for the Agreements and our status with respect to these covenants at March 31, 2021:

	Covenant Requirement		Actual at March 31, 2021
Interest coverage ratio	≥	3.00 to 1.00	17.84
Leverage ratio	≤	40%	20%

See Note 5: Debt in the Notes to the Condensed Consolidated Financial Statements for additional information on our debt and credit agreements.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2021 outside the ordinary course of business.

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

Critical Accounting Policies and Estimates

There have been no significant changes during 2021 to our critical accounting policies presented in our 2020 Annual Report on Form 10-K.

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

For quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our annual report on Form 10-K for the year ended December 31, 2020. Our exposures to market risk have not changed materially since December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2021. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of March 31, 2021.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the Repurchase Program). Shares under the Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan). The timing, manner, price and amount of repurchases will be determined according to, and subject to, the terms of the Trading Plan, and, subject to the terms of the Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

There were no shares repurchased during the first quarter of 2021 under the Repurchase Program. At March 31, 2021, we had remaining authorization of $59.5 million for future stock repurchases under the Repurchase Program. Transaction costs are not counted against authorized funds. All common stock purchases are made in open-market transactions.

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
(101)

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed on April 30, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020 and (vi) the Notes to Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ WAYNE WASECHEK
Wayne Wasechek
Corporate Controller (Duly Authorized; Principal Accounting Officer)

Date:	April 30, 2021