Form 10-Q
period 2021-06-30
POTLATCHDELTIC CORP
filed 2021-07-30
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 1-32729

PotlatchDeltic Corporation

(Exact name of registrant as specified in its charter)

Delaware	82-0156045
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 West First Avenue, Suite 1600
Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)

(509) 835-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock ($1 par value)	PCH	Nasdaq Global Select Market

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

Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of July 28, 2021 was 67,045,316.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenues	$447,506	$181,555	$801,699	$390,435
Costs and expenses:
Cost of goods sold	177,779	149,836	347,081	321,882
Selling, general and administrative expenses	19,512	16,811	36,270	31,018
	197,291	166,647	383,351	352,900
Operating income	250,215	14,908	418,348	37,535
Interest expense, net	(8,199)	(8,339)	(11,773)	(12,037)
Pension settlement charge	—	—	—	(42,988)
Non-operating pension and other postretirement employee benefit costs	(3,271)	(3,478)	(6,685)	(7,113)
Income (loss) before income taxes	238,745	3,091	399,890	(24,603)
Income taxes	(50,840)	(453)	(80,879)	10,409
Net income (loss)	$187,905	$2,638	$319,011	$(14,194)

Net income (loss) per share:
Basic	$2.79	$0.04	$4.74	$(0.21)
Diluted	$2.77	$0.04	$4.71	$(0.21)
Dividends per share	$0.41	$0.40	$0.82	$0.80
Weighted-average shares outstanding:
Basic	67,316	67,176	67,265	67,321
Diluted	67,732	67,359	67,664	67,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$187,905	$2,638	$319,011	$(14,194)
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits:
Net loss arising during the period, net of tax benefit of $0, $0, $0, and $6,817	—	—	—	(19,402)
Effect of pension settlement, net of tax benefit of $0, $0, $0 and $11,177	—	—	—	31,811
Amortization of prior service credit included in net income (loss), net of tax benefit of $72, $75, $145 and $152	(205)	(215)	(409)	(430)
Amortization of actuarial loss included in net income (loss), net of tax expense of $1,073, $1,034, $2,182, and $2,223	3,050	2,942	6,207	6,326
Cash flow hedges, net of tax expense (benefit) of $(2,179), $4, $1,853 and $(1,806)	(31,163)	(1,847)	32,944	(40,372)
Other comprehensive income (loss), net of tax	(28,318)	880	38,742	(22,067)
Comprehensive income (loss)	$159,587	$3,518	$357,753	$(36,261)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$512,030	$252,340
Customer receivables, net	56,694	26,606
Inventories, net	73,074	62,036
Other current assets	24,475	16,136
Total current assets	666,273	357,118
Property, plant and equipment, net	291,550	288,544
Investment in real estate held for development and sale	66,553	72,355
Timber and timberlands, net	1,580,827	1,600,061
Intangible assets, net	15,880	16,270
Other long-term assets	61,715	46,717
Total assets	$2,682,798	$2,381,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$97,462	$93,279
Current portion of long-term debt	42,991	39,981
Current portion of pension and other postretirement employee benefits	6,574	6,574
Total current liabilities	147,027	139,834
Long-term debt	714,870	717,366
Pension and other postretirement employee benefits	128,251	128,807
Deferred tax liabilities, net	22,191	17,740
Other long-term obligations	58,670	72,365
Total liabilities	1,071,009	1,076,112
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued and outstanding 67,045 and 66,876 shares	67,045	66,876
Additional paid-in capital	1,678,661	1,674,576
Accumulated deficit	(51,670)	(315,510)
Accumulated other comprehensive loss	(82,247)	(120,989)
Total stockholders’ equity	1,611,789	1,304,953
Total liabilities and stockholders' equity	$2,682,798	$2,381,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$319,011	$(14,194)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	35,831	37,215
Basis of real estate sold	16,036	9,191
Change in deferred taxes	562	(13,849)
Pension and other postretirement employee benefits	11,111	11,833
Pension settlement charge	—	42,988
Equity-based compensation expense	4,070	3,865
Other, net	(295)	(177)
Change in working capital and operating-related activities, net	(37,154)	16,397
Real estate development expenditures	(3,999)	(2,487)
Funding of pension and other postretirement employee benefits	(3,833)	(2,839)
Net cash provided by operating activities	341,340	87,943

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(15,943)	(10,295)
Timberlands reforestation and roads	(7,954)	(7,776)
Acquisition of timber and timberlands	(2,192)	(4,730)
Proceeds on sale of facility	—	1,000
Other, net	635	2,113
Net cash used in investing activities	(25,454)	(19,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(54,973)	(53,685)
Repurchase of common stock	—	(15,364)
Other, net	(1,223)	(526)
Net cash used in financing activities	(56,196)	(69,575)
Change in cash, cash equivalents and restricted cash	259,690	(1,320)
Cash, cash equivalents and restricted cash at beginning of period	252,340	84,254
Cash, cash equivalents and restricted cash at end of period	$512,030	$82,934

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$1,474	$706
Accrued timberlands reforestation and roads	$1,170	$462

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2021	June 30, 2020
Cash and cash equivalents	$512,030	$80,987
Restricted cash included in other long-term assets[1]	—	1,947
Total cash, cash equivalents, and restricted cash	$512,030	$82,934

[1]	Amounts included in restricted cash represent proceeds held by a qualified intermediary that are intended to be reinvested in timber and timberlands.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2020	66,876	$66,876	$1,674,576	$(315,510)	$(120,989)	$1,304,953
Net income	—	—	—	131,106	—	131,106
Shares issued for stock compensation	166	166	(166)	—	—	—
Equity-based compensation expense	—	—	1,930	—	—	1,930
Pension plans and OPEB obligations	—	—	—	—	2,953	2,953
Cash flow hedges	—	—	—	—	64,107	64,107
Dividends on common stock, $0.41 per share	—	—	—	(27,484)	—	(27,484)
Other transactions, net	—	—	81	(97)	—	(16)
Balance, March 31, 2021	67,042	$67,042	$1,676,421	$(211,985)	$(53,929)	$1,477,549
Net income	—	—	—	187,905	—	187,905
Shares issued for stock compensation	3	3	(3)	—	—	—
Equity-based compensation expense	—	—	2,140	—	—	2,140
Pension plans and OPEB obligations	—	—	—	—	2,845	2,845
Cash flow hedges	—	—	—	—	(31,163)	(31,163)
Dividends on common stock, $0.41 per share	—	—	—	(27,489)	—	(27,489)
Other transactions, net	—	—	103	(101)	—	2
Balance, June 30, 2021	67,045	$67,045	$1,678,661	$(51,670)	$(82,247)	$1,611,789

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2019	67,221	$67,221	$1,666,299	$(359,330)	$(147,359)	$1,226,831
Net loss	—	—	—	(16,832)	—	(16,832)
Shares issued for stock compensation	131	131	(131)	—	—	—
Equity-based compensation expense	—	—	1,885	—	—	1,885
Pension plans and OPEB obligations	—	—	—	—	15,578	15,578
Cash flow hedges	—	—	—	—	(38,525)	(38,525)
Dividends on common stock, $0.40 per share	—	—	—	(26,941)	—	(26,941)
Repurchase of common stock	(401)	(401)	—	(11,954)	—	(12,355)
Other transactions, net	—	—	69	(96)	—	(27)
Balance, March 31, 2020	66,951	$66,951	$1,668,122	$(415,153)	$(170,306)	$1,149,614
Net income	—	—	—	2,638	—	2,638
Shares issued for stock compensation	9	9	(9)	—	—	—
Equity-based compensation expense	—	—	1,980	—	—	1,980
Pension plans and OPEB obligations	—	—	—	—	2,727	2,727
Cash flow hedges	—	—	—	—	(1,847)	(1,847)
Dividends on common stock, $0.40 per share	—	—	—	(26,744)	—	(26,744)
Repurchase of common stock	(89)	(89)	—	(2,920)	—	(3,009)
Other transactions, net	—	—	91	26	—	117
Balance, June 30, 2020	66,871	$66,871	$1,670,184	$(442,153)	$(169,426)	$1,125,476

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

Use of Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and requires judgments affecting the amounts reported in the financial statements and the accompanying notes. Actual results may differ materially from our estimates.

Commitments and Contingencies

At any given time, we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may have to pay in connection with any legal proceeding would have a material adverse effect on our consolidated financial position or net cash flow.

New Accounting Standards Being Evaluated

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting impacts related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance in ASU 2020-04, which companies can apply immediately, is optional and may be elected over time as reference rate reform activities occur. Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity was expected to be completed. A number of our debt instruments and associated interest rate derivative agreements have an interest rate tied to LIBOR. We are monitoring the developments regarding the alternative rates, will work with our lenders and counterparties to identify a suitable replacement rate and may amend certain debt and interest rate derivative agreements to accommodate those rates if the contract does not already specify a replacement rate.  While the notional value of our agreements indexed to LIBOR is material, we are not yet able to reasonably estimate any expected impact to our Condensed Consolidated Financial Statements and related disclosures.

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

The following table presents our revenues by major product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Timberlands
Northern region
Sawlogs	$86,773	$30,638	$162,954	$72,045
Pulpwood	197	1,236	696	2,671
Stumpage	—	—	—	316
Other	235	292	535	595
Total Northern revenues	87,205	32,166	164,185	75,627

Southern region
Sawlogs	21,013	21,205	43,429	45,144
Pulpwood	10,163	10,872	19,324	22,073
Stumpage	271	817	1,035	1,646
Other	2,564	2,285	5,159	5,280
Total Southern revenues	34,011	35,179	68,947	74,143

Total Timberlands revenues	121,216	67,345	233,132	149,770

Wood Products
Lumber	308,480	102,793	538,162	214,732
Residuals and Panels	49,193	23,423	88,807	56,484
Total Wood Products revenues	357,673	126,216	626,969	271,216

Real Estate
Rural real estate	11,505	9,879	21,530	17,171
Development real estate	1,774	1,672	9,827	3,964
Other	2,719	1,554	4,954	2,939
Total Real Estate revenues	15,998	13,105	36,311	24,074

Total segment revenues	494,887	206,666	896,412	445,060
Intersegment Timberlands revenues[1]	(47,381)	(25,111)	(94,713)	(54,625)
Total consolidated revenues	$447,506	$181,555	$801,699	$390,435

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

Management primarily evaluates the performance of its segments and allocates resources to them based upon Adjusted EBITDDA. EBITDDA is calculated as net income (loss) before interest expense, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses. Management uses Adjusted EBITDDA to compare the operating performance of our segments on a consistent basis and to evaluate the performance and effectiveness of each segment’s operating strategies. Our calculation of Adjusted EBITDDA may not be comparable to that reported by other companies.

The following table summarizes information for each of the company’s reportable segments and includes a reconciliation of Total Adjusted EBITDDA to income (loss) before income taxes. Corporate information is included to reconcile segment data to the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Adjusted EBITDDA:
Timberlands	$77,259	$25,659	$145,117	$60,641
Wood Products	204,533	10,907	330,088	24,136
Real Estate	11,788	9,256	28,381	16,596
Corporate	(12,822)	(10,534)	(23,532)	(19,206)
Eliminations and adjustments	(5,774)	85	(10,084)	777
Total Adjusted EBITDDA	274,984	35,373	469,970	82,944
Interest expense, net[1]	(8,199)	(8,339)	(11,773)	(12,037)
Depreciation, depletion and amortization	(17,029)	(17,765)	(35,025)	(36,403)
Basis of real estate sold	(7,213)	(2,693)	(16,036)	(9,191)
Pension settlement charge	—	—	—	(42,988)
Non-operating pension and other postretirement employee benefits	(3,271)	(3,478)	(6,685)	(7,113)
(Loss) gain on disposal of fixed assets	(527)	(7)	(561)	185
Income (loss) before income taxes	$238,745	$3,091	$399,890	$(24,603)

Depreciation, depletion and amortization:
Timberlands	$10,482	$11,566	$21,899	$24,157
Wood Products	6,179	5,798	12,382	11,428
Real Estate	160	156	315	316
Corporate	208	245	429	502
	17,029	17,765	35,025	36,403
Bond discounts and deferred loan fees[1]	403	406	806	812
Total depreciation, depletion and amortization	$17,432	$18,171	$35,831	$37,215

Basis of real estate sold:
Real Estate	$7,219	$3,212	$16,048	$9,716
Eliminations and adjustments	(6)	(519)	(12)	(525)
Total basis of real estate sold	$7,213	$2,693	$16,036	$9,191

[1]	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Basic weighted-average shares outstanding	67,316	67,176	67,265	67,321
Incremental shares due to:
Performance shares	355	153	343	—
Restricted stock units	61	30	56	—
Diluted weighted-average shares outstanding	67,732	67,359	67,664	67,321

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

For the three and six months ended June 30, 2021, there were approximately 75,000 and 78,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive.  For the three and six months ended June 30, 2020, there were approximately 39,000 and 490,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

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

We did not repurchase any shares during the six months ended June 30, 2021.  During the three and six months ended June 30, 2020, we repurchased 88,933 and 489,850 shares of common stock (at a total consideration of $3.0 million and $15.4 million), respectively under the Repurchase Program, all of which were made in open-market transactions. At June 30, 2021, we had remaining authorization of $59.5 million for future stock repurchases under the Repurchase Program.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	June 30, 2021	December 31, 2020
Logs	$32,379	$31,210
Lumber, panels and veneer	42,595	34,136
Materials and supplies	16,349	14,939
Total inventories	91,323	80,285
Less: LIFO reserve	(18,249)	(18,249)
Total inventories, net	$73,074	$62,036

Property, plant and equipment

(in thousands)	June 30, 2021	December 31, 2020
Property, plant and equipment	$523,105	$517,711
Less: accumulated depreciation	(231,555)	(229,167)
Total property, plant and equipment, net	$291,550	$288,544

On June 13, 2021, a fire occurred at our Ola, Arkansas sawmill. There were no injuries or environmental issues from the fire. The damage was principally limited to the large log primary breakdown area of the mill. The planer mill, kiln, and shipping department were not affected. We have adequate property damage and business interruption insurance, subject to an applicable deductible, under which we filed a claim with the insurance carriers. Based on our initial damage assessment, the property destroyed had a net book value of $2.1 million, which was written off and recognized as a loss during the second quarter of 2021. At June 30, 2021, we also recorded a receivable from the insurance carriers and a corresponding gain on insurance recoveries of $2.1 million for the book value of the destroyed property as we expect to recover these losses under our insurance policy. As we further assess the damage, it is possible that additional losses and associated insurance recoveries may be recorded. A determination regarding downtime and costs to repair the Ola sawmill will be made once the extent of damage and repair options are fully assessed.

Timber and timberlands

(in thousands)	June 30, 2021	December 31, 2020
Timber and timberlands	$1,498,413	$1,516,788
Logging roads	82,414	83,273
Total timber and timberlands, net	$1,580,827	$1,600,061

Accounts payable and accrued liabilities

(in thousands)	June 30, 2021	December 31, 2020
Accrued payroll and benefits	$23,480	$29,675
Accounts payable	21,272	9,724
Deferred revenue[1]	13,678	8,789
Accrued interest	6,403	6,485
Income taxes payable	4,493	14,755
Operating lease liabilities	3,437	4,304
Other accrued taxes	7,385	6,025
Other current liabilities	17,314	13,522
Total accounts payable and accrued liabilities	$97,462	$93,279

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

NOTE 5. DEBT

At June 30, 2021, our total outstanding long-term debt included $693.5 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender, of which $40.0 million matures in December 2021. Certain borrowings under the Amended Term Loan Agreement are at variable rates of one or three-month LIBOR plus a spread between 1.85% and 2.10%. We have entered into interest rate swaps for these variable rate term loans to fix the interest rate. See Note: 6 Derivative Instruments for additional information.

At June 30, 2021, there were no borrowings under our $380.0 million revolving line of credit and approximately $1.0 million of our revolving line of credit was utilized for outstanding letters of credit. As provided in the revolving line of credit agreement, borrowings may be increased by up to an additional $420.0 million. The revolving line of credit agreement also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. We may utilize borrowings under the credit facility to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

We were in compliance with all debt and credit agreement covenants at June 30, 2021.

NOTE 6. DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks.

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. As of June 30, 2021, we have interest rate swaps associated with $403.5 million of term loan debt. These swaps are cash flow hedges that convert variable rates ranging from three-month and one-month LIBOR plus 1.85% to 2.10%, to fixed rates ranging from 3.04% to 4.77%. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedges. At June 30, 2021, the amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $8.3 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the LIBOR rate at the time of net swap cash payments.

We also hold $607.5 million of forward starting interest rate swaps designated as cash flow hedges. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on $607.5 million of future debt refinances through January 2029 by converting the benchmark interest rates to fixed interest rates. In addition, the cash flow hedges for future debt refinances require settlement on the stated maturity date. At June 30, 2021, we have recorded derivative assets of $37.2 million associated with these forward starting interest rate swaps.

The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	June 30, 2021	December 31, 2020	Location	June 30, 2021	December 31, 2020
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, current[1]	$1,685	$63	Accounts payable and accrued liabilities[1]	$470	$1,010
Interest rate contracts	Other assets, non-current	36,743	18,466	Other long-term obligations	30,743	45,100
		$38,428	$18,529		$31,213	$46,110

[1]	Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on our Condensed Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location	2021	2020	2021	2020
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income (loss) recognized in other comprehensive income (loss), net of tax		$(33,444)	$(3,669)	$28,431	$(43,032)
Amounts reclassified from accumulated other comprehensive loss, net of tax[1]	Interest expense	$(2,281)	$(1,822)	$(4,513)	$(2,660)

Interest expense, net		$8,199	$8,339	$11,773	$12,037

[1]

Realized losses on interest rate contracts consist of net cash received or paid and interest accruals on the interest rate swaps during the periods. Net cash received or paid is included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$38,428	$38,428	$18,529	$18,529
Derivative liabilities related to interest rate swaps (Level 2)	$(31,213)	$(31,213)	$(46,110)	$(46,110)

Long-term debt, including current portion (Level 2):
Term loans	$(690,794)	$(710,863)	$(690,469)	$(716,631)
Revenue bonds	(65,735)	(70,034)	(65,735)	(67,885)
Medium-term notes	(3,000)	(3,100)	(3,000)	(3,545)
Total long-term debt[1]	$(759,529)	$(783,997)	$(759,204)	$(788,061)

Company owned life insurance asset (COLI) (Level 3)	$3,667	$3,667	$3,328	$3,328

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 8. EQUITY-BASED COMPENSATION

At June 30, 2021, approximately 1.0 million shares are available for future use under our long-term incentive plans.

Share-based compensation activity during the six months ended June 30, 2021 included the following:

(Shares in thousands)	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	88,128	—	1,450
Restricted Stock Units (RSUs)	46,997	23,599	1,484

Approximately 0.1 million shares of common stock were issued during the six months ended June 30, 2021 as a result of PSA and RSU vesting during 2020 and 2021.

The following table details equity-based compensation expense and the related income tax benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Equity-based compensation expense:
Performance share awards	$1,372	$1,243	$2,596	$2,401
Restricted stock units	727	718	1,392	1,426
Deferred compensation stock equivalent units expense	41	19	82	38
Total equity-based compensation expense	$2,140	$1,980	$4,070	$3,865

Total tax benefit recognized for equity-based expense	$107	$93	$196	$176

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

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards granted in 2021:

Stock price as of valuation date	$53.53
Risk-free rate	0.18%
Expected volatility	45.56%
Expected dividend yield[1]	—
Expected term (years)	3.00

[1]	Full dividend reinvestment assumed.

Restricted Stock Units

The weighted average fair value of all RSUs granted during the six months ended June 30, 2021 was $55.67 per share. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The terms of the awards state that the RSUs will vest in a given time period of one to three years. The vesting provisions for RSUs granted in 2021 were consistent with prior year grants.

NOTE 9. INCOME TAXES

As a REIT, we generally are not subject to federal and state corporate income taxes on income from investments in real estate, including our timberlands, that we distribute to our shareholders. We conduct certain activities through our PotlatchDeltic taxable REIT subsidiaries (TRS) which are subject to corporate level federal and state income taxes. These activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to pre-tax book income or loss of the TRS, as well as permanent book versus tax differences.

NOTE 10. LEASES

We lease certain equipment, office space and land. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Other long-term assets	$8,854	$11,081
Finance lease assets[1]	Property, plant and equipment, net	9,077	7,206
Total lease assets		$17,931	$18,287

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$3,437	$4,304
Finance lease liabilities	Accounts payable and accrued liabilities	2,861	2,202
Noncurrent:
Operating lease liabilities	Other long-term obligations	5,475	6,835
Finance lease liabilities	Other long-term obligations	6,140	4,914
Total lease liabilities		$17,913	$18,255

[1]	Finance lease assets are presented net of accumulated amortization of $2.9 million and $1.7 million as of June 30, 2021 and December 31, 2020, respectively.

The following table presents the components of lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease costs[1]	$1,285	$1,414	$2,613	$2,839
Finance lease costs:
Amortization of leased assets	633	260	1,222	473
Interest on lease liabilities	51	32	102	59
Net lease costs	$1,969	$1,706	$3,937	$3,371

[1]	Excludes short-term leases and variable lease costs, which are immaterial.

The following table presents supplemental cash flow information related to leases:

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,590	$2,884
Operating cash flows for finance leases	$102	$59
Financing cash flows for finance leases	$1,208	$489
Leased assets exchanged for new lease liabilities:
Operating leases	$213	$248
Finance leases	$3,093	$2,558

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended June 30,
	Pension		OPEB
(in thousands)	2021	2020	2021	2020
Service cost	$2,045	$2,176	$168	$112
Interest cost	2,633	2,568	317	376
Expected return on plan assets	(3,525)	(3,151)	—	—
Amortization of prior service cost (credit)	21	28	(298)	(319)
Amortization of actuarial loss	3,578	3,559	545	417
Total net periodic cost	$4,752	$5,180	$732	$586

	Six Months Ended June 30,
	Pension		OPEB
(in thousands)	2021	2020	2021	2020
Service cost	$4,090	$4,466	$336	$254
Interest cost	5,266	6,132	634	751
Expected return on plan assets	(7,050)	(7,737)	—	—
Amortization of prior service cost (credit)	42	56	(596)	(638)
Amortization of actuarial loss	7,299	7,713	1,090	836
Net periodic cost before pension settlement charge	9,647	10,630	1,464	1,203
Pension settlement charge	—	42,988	—	—
Net periodic cost	$9,647	$53,618	$1,464	$1,203

During the six months ended June 30, 2021 and 2020, funding of pension and other postretirement employee benefit plans was $3.8 million and $2.8 million, respectively.

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

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details changes in amounts included in our accumulated other comprehensive loss (AOCL) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Pension Plans
Balance at beginning of period	$76,255	$101,524	$79,025	$117,028
Amounts arising during the period	—	—	—	19,402
Effect of pension settlement	—	—	—	(31,811)
Amounts reclassified from AOCL to earnings	(2,663)	(2,654)	(5,433)	(5,749)
Balance at end of period	$73,592	$98,870	$73,592	$98,870
Other Postretirement Benefit Plans
Balance at beginning of period	$14,600	$10,257	$14,783	$10,331
Amounts reclassified from AOCL to earnings	(182)	(73)	(365)	(147)
Balance at end of period	$14,418	$10,184	$14,418	$10,184
Cash Flow Hedges
Balance at beginning of period	$(36,926)	$58,525	$27,181	$20,000
Amounts arising during the period	33,444	3,669	(28,431)	43,032
Amounts reclassified from AOCL to earnings	(2,281)	(1,822)	(4,513)	(2,660)
Balance at end of period	$(5,763)	$60,372	$(5,763)	$60,372
Accumulated other comprehensive loss, end of period	$82,247	$169,426	$82,247	$169,426

See Note 11: Pension and Other Postretirement Employee Benefits and Note 6: Derivative Instruments for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expected effectiveness of our hedging instruments and swaps; amount of net losses on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected tax payments; anticipated share repurchases and dividend payments; potential uses of our credit facility; expected debt refinancing; expectations regarding the U.S. housing market, the lumber and log markets, lumber shipment volumes, and impact from the Ola, Arkansas sawmill fire and anticipated insurance coverage, timber harvest volumes, and rural real estate and residential and commercial real estate development sales; expected 2021 capital expenditures; and similar matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as expects, may, could, should, will, believes, anticipates, estimates, projects, intends, plans, targets or approximately, or similar words or terminology.  These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•	the effect of general economic conditions, including employment rates, interest rate levels, discount rates, housing starts and the general availability of financing for home mortgages;
•	availability of labor and developable land;
•	changes in the level of residential and commercial construction and remodeling activity;
•	changes in tariffs, quotas and trade agreements involving wood products;
•	changes in demand for our products and real estate;
•	changes in timber prices and timberland values;
•	changes in silviculture, production and production capacity in the forest products industry;
•	competitive pricing pressures for our products;
•	unanticipated manufacturing disruptions;
•	the effect of weather on our harvesting and manufacturing activities;
•	the risk of loss from fire (such as the Ola, Arkansas sawmill fire and fires on our timberland), floods, windstorms, hurricanes, pest infestation or other natural disasters;
•	changes in the cost or availability of transportation;
•	changes in principle expenses;
•

impact of the coronavirus (COVID-19 and its variants) outbreaks, governmental responses to such outbreaks, and anticipated recovery from the pandemic on our business, suppliers, consumers, customers and employees; and

•	disruptions or inefficiencies in our supply chain and/or operations.

For a discussion of some of the factors that may affect our business, results and prospects and a nonexclusive listing of forward-looking statements, refer to Cautionary Statement Regarding Forward-Looking Information on page 1 and Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.  Investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

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

Additionally, our business segments have been and will continue to be influenced by a variety of other factors, including tariffs, quotas and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber prices, weather conditions, disruptions or inefficiencies in our supply chain including the availability of transportation, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions, impact of pandemics (such as COVID-19 and its variants), fires (such as the Ola, Arkansas sawmill fire and fires on our timberlands), other natural disasters and other factors.

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

Housing fundamentals remain stronger than any point since the Great Financial Crisis driven by demand for new single-family homes, historically low mortgage rates, a shift from urban to suburban living, millennials entering their prime home-buying years, scarce re-sale housing inventory and an aging existing housing stock supporting repair and remodel demand. In July 2021, the U.S. Census Bureau reported housing starts for June 2021 in excess of 1.6 million in the U.S. on a seasonally adjusted annual basis, including single-family new home construction starts of nearly 1.2 million, an increase of 28% from June of 2020. We expect housing fundamentals to remain strong in the second half of 2021.

During the second quarter of 2021 we experienced a fire at our Ola, Arkansas sawmill. The damage was principally limited to the large log primary breakdown machine center. The planer mill, kiln, and shipping department were not affected. We have adequate property damage and business interruption insurance, subject to an applicable deductible, under which we filed a claim with the insurance carriers. A determination regarding downtime and costs to repair the Ola sawmill will be made once the extent of damage and repair options are fully assessed.

In our Wood Products segment, lumber prices continued on a historic pace and established new records before beginning to retreat in the latter part of the second quarter. We expect lumber prices to remain relatively strong in the second half of 2021. We shipped 260 million board feet of lumber during the second quarter of 2021. Lumber shipments in the second quarter were impacted by lower home center demand, transportation challenges at several of our sawmills and the Ola sawmill fire. We expect to ship approximately 1.0 to 1.1 billion board feet of lumber in 2021.

In our Timberlands segment, Northern sawlog prices benefitted from Idaho sawlogs prices being indexed to higher lumber prices and strong cedar sawlog prices, while Southern pine sawlog prices remained stable. Our harvest volume of 1.2 million tons during the second quarter of 2021 was lower than the second quarter of 2020 primarily due to wet weather in the Southern region. We reduced our harvest plan as a result of downtime at our Ola sawmill to 5.6 to 5.7 million tons during 2021.

Our Real Estate segment results were driven by the strength in our rural and development sales demand during the first half of 2021, which we expect to continue during the second half of the year. We expect to sell approximately 20,000 acres of rural land and 150 residential development lots during 2021.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Revenues	$447,506	$181,555	$265,951	$801,699	$390,435	$411,264
Costs and expenses:
Cost of goods sold	177,779	149,836	27,943	347,081	321,882	25,199
Selling, general and administrative expenses	19,512	16,811	2,701	36,270	31,018	5,252
	197,291	166,647	30,644	383,351	352,900	30,451
Operating income	250,215	14,908	235,307	418,348	37,535	380,813
Interest expense, net	(8,199)	(8,339)	140	(11,773)	(12,037)	264
Pension settlement charge	—	—	—	—	(42,988)	42,988
Non-operating pension and other postretirement benefit costs	(3,271)	(3,478)	207	(6,685)	(7,113)	428
Income (loss) before income taxes	238,745	3,091	235,654	399,890	(24,603)	424,493
Income taxes	(50,840)	(453)	(50,387)	(80,879)	10,409	(91,288)
Net income (loss)	$187,905	$2,638	$185,267	$319,011	$(14,194)	$333,205
Total Adjusted EBITDDA[1]	$274,984	$35,373	$239,611	$469,970	$82,944	$387,026

[1]	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

Second Quarter 2021 Compared with Second Quarter 2020

Revenues

Revenues were $447.5 million, an increase of $266.0 million compared with the second quarter of 2020 primarily due to historically high lumber and Idaho sawlog prices. Additionally, the second quarter of 2020 included the impact of a temporary curtailment and reduced operating posture at our industrial plywood facility in response to COVID-19 market conditions.

Cost of goods sold

Cost of goods sold increased $27.9 million compared with the second quarter of 2020 primarily due to higher log and manufacturing costs in our Wood Products segment. Additionally, the second quarter of 2020 included the impact of the temporary curtailment and reduced operating posture at our industrial plywood facility.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.7 million compared with the second quarter of 2020 primarily as a result of higher incentive compensation related to strong company performance, partially offset by mark-to-market adjustments for deferred incentive compensation plans.

Income taxes

Income taxes are primarily due to income from our PotlatchDeltic taxable REIT subsidiaries (TRS). For the second quarter of 2021, we recorded income tax expense of $50.8 million as our TRS’s income before tax was $195.4 million driven primarily by historically high lumber prices. For the second quarter of 2020, we recorded an income tax expense of approximately $0.5 million primarily as a result of the TRS’s income before tax of $1.5 million.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the second quarter of 2021 increased $239.6 million compared to the second quarter of 2020. The increase in Total Adjusted EBITDDA was driven primarily by historically high lumber and Idaho sawlog prices. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

Year to Date 2021 Compared with Year to Date 2020

Revenues

Revenues were $801.7 million, an increase of $411.3 million compared with the first half of 2020 primarily due to historically high lumber and Idaho sawlog prices. Additionally, the first half of 2020 includes the impact of the temporary curtailment and reduced operating posture at our industrial plywood facility.

Cost of goods sold

Cost of goods sold increased $25.2 million compared with the first half of 2020 primarily due to higher log and manufacturing costs in our Wood Products segment. Additionally, the first half of 2020 includes the impact of the temporary curtailment and reduced operating posture at our industrial plywood facility.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $5.3 million compared with the first half of 2020 primarily as a result of higher incentive compensation related to strong company performance and mark-to-market adjustments for deferred incentive compensation plans.

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

Income taxes

Income taxes are primarily due to income from our TRS. For the six months ended June 30, 2021, we recorded income tax expense of $80.9 million as our TRS’s income before tax was $311.2 million driven primarily by historically high lumber prices. For the six months ended June 30, 2020, we recorded an income tax benefit of $10.4 million primarily as a result of the TRS’s loss before tax of $41.3 million, which included the $43.0 million pension settlement charge.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first half of 2021 increased $387.0 million compared to the first half of 2020. The increase in Total Adjusted EBITDDA was driven primarily by historically high lumber and Idaho sawlog prices. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Revenues[1]	$121,216	$67,345	$53,871	$233,132	$149,770	$83,362
Costs and expenses:
Logging and hauling	33,303	31,655	1,648	69,771	70,259	(488)
Other	8,796	8,277	519	14,684	15,568	(884)
Selling, general and administrative expenses	1,858	1,754	104	3,560	3,302	258
Timberlands Adjusted EBITDDA[2]	$77,259	$25,659	$51,600	$145,117	$60,641	$84,476

[1]

Prior to elimination of intersegment fiber revenues of $47.4 million and $25.1 million for the for the three months ended June 30, 2021 and 2020, and $94.7 million and $54.6 million for the six months ended June 30, 2021 and 2020, respectively.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
Harvest Volumes (in tons)	2021	2020	Change	2021	2020	Change
Northern region
Sawlog	353,792	302,917	50,875	781,047	736,787	44,260
Pulpwood	6,813	31,463	(24,650)	20,697	69,264	(48,567)
Stumpage	—	—	—	—	23,178	(23,178)
Total	360,605	334,380	26,225	801,744	829,229	(27,485)

Southern region
Sawlog	480,193	490,754	(10,561)	988,266	1,039,221	(50,955)
Pulpwood	352,005	372,234	(20,229)	678,434	739,333	(60,899)
Stumpage	43,352	100,231	(56,879)	101,765	190,468	(88,703)
Total	875,550	963,219	(87,669)	1,768,465	1,969,022	(200,557)

Total harvest volume	1,236,155	1,297,599	(61,444)	2,570,209	2,798,251	(228,042)

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$245	$101	$144	$209	$98	$111
Pulpwood	$29	$39	$(10)	$34	$39	$(5)
Stumpage	$—	$—	$—	$—	$14	$(14)

Southern region
Sawlog	$44	$43	$1	$44	$43	$1
Pulpwood	$29	$29	$—	$28	$30	$(2)
Stumpage	$6	$8	$(2)	$10	$9	$1

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020:

(in thousands)	Three Months	Six Months
Timberlands 2020 Adjusted EBITDDA	$25,659	$60,641
Sales price and mix	54,302	90,950
Harvest volume	(532)	(4,251)
Other revenue	222	(182)
Logging and hauling costs per unit	(1,771)	(2,669)
Forest management	(853)	65
Administrative, indirect and overhead costs	232	563
Timberlands 2021 Adjusted EBITDDA	$77,259	$145,117

Second Quarter 2021 Compared with Second Quarter 2020

Timberlands Adjusted EBITDDA for the second quarter of 2021 increased $51.6 million compared with the same period in 2020, primarily as a result of the following:

•

Sales Price and Mix: Sawlog prices in the Northern region increased 142.6%, to $245 per ton primarily from the effect of higher realizations on indexed sawlogs and an increase in cedar log prices in Idaho. Southern sawlog prices remained consistent with the second quarter of 2020.

•

Harvest Volume: We harvested 0.9 million tons in the Southern region during the second quarter of 2021, which was 9.1% lower than the second quarter of 2020 primarily due to wet weather impacting harvesting conditions. This decrease was partly offset by higher harvest volumes in the Northern region during the second quarter of 2021 as a result of favorable harvest conditions and strong sawlog demand.

•	Logging and Hauling Cost per Unit: Log and hauling costs were higher primarily because of increased diesel costs and longer haul distances.

Year to Date 2021 Compared with Year to Date 2020

Timberlands Adjusted EBITDDA for the first half of 2021 increased $84.5 million compared with the same period in 2020, primarily as a result of the following:

•

Sales Price and Mix: Sawlog prices in the Northern region increased 113.3%, to $209 per ton primarily from the effect of higher lumber price realizations on indexed sawlogs and an increase in cedar log prices in Idaho. Southern sawlog prices remained consistent with the first half of 2020.

•

Harvest Volume: We harvested 1.8 million tons in the Southern region during the first half of 2021, which was 10.2% lower than the first half of 2020 primarily due to adverse weather conditions impacting harvest volumes. Sawlog harvest volume in the Northern region increased during the first half of 2021 as a result of favorable harvest conditions and strong sawlog demand.

•	Logging and Hauling Cost per Unit: Log and hauling costs were higher primarily as a result of increased diesel costs and a higher mix of more expensive Idaho logging.

Wood Products Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Revenues	$357,673	$126,216	$231,457	$626,969	$271,216	$355,753
Costs and expenses[1]
Fiber costs	87,621	58,950	28,671	167,090	123,962	43,128
Freight, logging and hauling	20,266	13,522	6,744	38,463	30,924	7,539
Manufacturing costs	51,617	41,951	9,666	99,219	86,955	12,264
Finished goods inventory change	(8,572)	(1,898)	(6,674)	(12,591)	(7)	(12,584)
Selling, general and administrative expenses	2,948	2,779	169	5,470	5,050	420
Other	(740)	5	(745)	(770)	196	(966)
Wood Products Adjusted EBITDDA[2]	$204,533	$10,907	$193,626	$330,088	$24,136	$305,952

[1]

Prior to elimination of intersegment fiber costs of $47.4 million and $25.1 million for the three months ended June 30, 2021 and 2020, and $94.7 million and $54.6 million for the six months ended June 30, 2021 and 2020, respectively.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Lumber shipments (MBF)[1]	260,311	249,239	11,072	518,380	532,206	(13,826)
Lumber sales prices ($ per MBF)	$1,185	$412	$773	$1,038	$404	$634

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020:

(in thousands)	Three Months	Six Months
Wood Products 2020 Adjusted EBITDDA	$10,907	$24,136
Lumber:
Price	193,996	325,037
Volume	4,106	(186)
Manufacturing costs per unit	(4,152)	(7,130)
Log costs per unit	(12,203)	(23,585)
Residuals, panels and other	11,879	11,816
Wood Products 2021 Adjusted EBITDDA	$204,533	$330,088

Second Quarter 2021 Compared with Second Quarter 2020

Wood Products Adjusted EBITDDA for the second quarter of 2021 increased $193.6 million compared with the same period in 2020, primarily as a result of the following:

•

Lumber Price: Average lumber sales prices increased to $1,185 per MBF during the second quarter of 2021 as a result of the historic run in lumber prices compared with $412 per MBF during the second quarter of 2020.

•

Lumber Volume: Lumber shipments increased 11.1 million board feet during the second quarter of 2021 compared to 2020 driven by stronger demand compared to the prior year which was impacted by the early stages of the COVID-19 pandemic.

•

Manufacturing Cost Per Unit: Higher manufacturing costs per unit quarter over quarter was a result of increased repairs and maintenance and a fire at our Ola sawmill resulting in lost production and shipments during the second quarter of 2021.

•	Log Costs Per Unit: Log costs per unit were higher primarily as a result of increased indexed log costs at our Idaho sawmill.
•

Residual Sales, Panels and Other: The second quarter of 2021 benefitted from increased plywood prices and shipments compared to the second quarter of 2020 which included a temporary production curtailment and reduced operating posture at our industrial plywood facility.

Year to Date 2021 Compared with Year to Date 2020

•	Lumber Price: Average lumber sales prices increased during the first half of 2021 to $1,038 per MBF compared with $404 per MBF during the first half of 2020.
•

Manufacturing Cost Per Unit: Higher manufacturing costs per unit was primarily a result of week-long shutdowns at our Southern mills from a severe winter storm, lost production at our Ola sawmill following a fire and extended planned downtime for maintenance at one of our sawmills during the first half of 2021.

•	Log Costs Per Unit: Log costs per unit were higher primarily as a result of increased indexed log costs at our Idaho sawmill.
•

Residual Sales, Panels and Other:  The first half of 2021 benefitted from increased plywood prices and shipments compared to the second quarter of 2020 which included a temporary production curtailment and reduced operating posture at our industrial plywood facility.

Real Estate Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Revenues	$15,998	$13,105	$2,893	$36,311	$24,074	$12,237
Costs and expenses
Costs of goods sold	2,881	2,610	271	5,349	5,041	308
Selling, general and administrative expenses	1,329	1,239	90	2,581	2,437	144
Real Estate Adjusted EBITDDA[1]	$11,788	$9,256	$2,532	$28,381	$16,596	$11,785

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Acres sold	2,605	5,537	9,688	9,976
Average price per acre	$4,416	$1,784	$2,222	$1,721

Development Real Estate	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Residential lots	19	17	70	40
Average price per lot	$90,874	$97,059	$96,524	$98,550

Commercial acres	—	—	11	—
Average price per acre	$—	$—	$277,425	$—

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020:

(in thousands)	Three Months	Six Months
Real Estate 2020 Adjusted EBITDDA	$9,256	$16,596
Rural sales	1,627	4,370
Development sales	1,265	7,866
Other, net	(360)	(451)
Real Estate 2021 Adjusted EBITDDA	$11,788	$28,381

Second Quarter 2021 Compared with Second Quarter 2020

Real Estate Adjusted EBITDDA for the second quarter of 2021 was $11.8 million, an increase of $2.5 million compared with the second quarter of 2020 as a result of the following:

•

Rural Sales: The increase in rural real estate sales reflected an attractive price on a conservation land sale outside Little Rock, Arkansas during the second quarter of 2021, which more than offset the sale of fewer acres. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.

•

Development Sales: During the second quarter of 2021, we sold 19 residential lots at an average lot price of $90,874 compared to 17 lots at an average lot price of $97,059 during the second quarter of 2020. The average price per lot or acre fluctuates based on a variety of factors including location within the developments.

Year to Date 2021 Compared with Year to Date 2020

Real Estate Adjusted EBITDDA for the first half of 2021 was $28.4 million, an increase of $11.8 million compared with the first half of 2020 as a result of the following:

•

Rural Sales: The increase in rural real estate sales was primarily due to a mix of sales from different states, as well as an attractive price on a conservation land sale outside Little Rock, Arkansas during the first half of 2021.

•

Development Sales: During the first half of 2021, we sold 70 residential lots at an average lot price of $96,524 compared to 40 lots at an average lot price of $98,550 in the first half of 2020. In addition, we sold 11 acres of commercial land in Chenal Valley for $277,425 per acre in the first half of 2021 compared to no commercial acres sold in the first half of 2020.

Liquidity and Capital Resources

Changes in significant sources and uses of cash for the six months ended June 30, 2021 and 2020 are presented by categories as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$341,340	$87,943	$253,397
Net cash used in investing activities	$(25,454)	$(19,688)	$(5,766)
Net cash used in financing activities	$(56,196)	$(69,575)	$13,379

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased $253.4 million compared to the first half of 2020. Changes in cash provided by operating activities was impacted by the following:

•

Cash received from customers increased $391.6 million primarily due to historically high lumber and Idaho sawlog prices and increased rural and development real estate sales. In addition, the first half of 2020 was impacted by the temporary curtailment of our industrial plywood mill during the second quarter of 2020.

•

Cash payments increased $49.1 million due to vendor payments on higher log and manufacturing costs in our Wood Products segment and employee incentive compensation payouts related to strong 2020 company performance. Additionally, the first half of 2020 experienced reduced vendor payments stemming from the curtailment of our industrial plywood mill during the second quarter of 2020.

•	Net tax payments increased $89.1 million as a result of higher taxable income generated from our TRS operations.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•

We spent $23.9 million on capital expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first half of 2021 compared to $18.1 million during the first half of 2020.

•	During the first half of 2021 we spent $2.2 million on timberland acquisitions compared to $4.7 million during the first half of 2020.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•	We paid dividends of $55.0 million in the first half of 2021 compared to $53.7 million in the first half of 2020.
•	We did not repurchase any of our common stock during the first half of 2021 compared to 489,850 shares repurchased totaling $15.4 million during the first half of 2020.

Future Sources and Uses of Cash

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on an expected level of return on investment. We currently expect to spend a total of approximately $60.0 million for capital expenditures during 2021.

Planned capital expenditures noted above exclude any capital expenditures associated with the reconstruction of our fire damaged Ola sawmill, which we expect will largely be covered by insurance. A determination regarding downtime and costs to repair the Ola sawmill will be made once the extent of damage and repair options are fully assessed. We have adequate property damage and business interruption insurance, subject to an applicable deductible, under which we have filed claims with our insurance carriers. The timing of expenditures incurred for repairs and economic losses is expected to vary from when we receive proceeds from our insurance carriers.

Returning cash to shareholders through a secure regular dividend and opportunistic share repurchases is an important and durable part of our disciplined capital allocation strategy. Our board of directors, in its sole discretion, determines the actual amount of dividends to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, borrowing capacity, debt covenant restrictions, future acquisitions and dispositions, and REIT requirements. Generally, a REIT must distribute its taxable income each year and there is a 20% limit on the value of our TRS, including cash, that can be retained. Our strong financial performance, driven by record lumber and indexed sawlog prices, has generated large cash balances in both our REIT and TRS. As a result, we expect to distribute a significant special dividend to stockholders in the fourth quarter of 2021 to maintain compliance with REIT requirements. We are unable to provide an estimate at this time.

On August 30, 2018, the board of directors authorized the repurchase of up to $100.0 million of common stock with no time limit set for the repurchase (the Repurchase Program). At June 30, 2021, we had remaining authorization of $59.5 million for future stock repurchase under the Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to, and subject to, the terms of the Trading Plan, and, subject to the terms of the Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

Capital Structure

(in thousands)	June 30, 2021	December 31, 2020
Long-term debt (including current portion)	$757,861	$757,347
Cash and cash equivalents	(512,030)	(252,340)
Net debt	245,831	505,007
Market capitalization[1]	3,563,442	3,345,138
Enterprise value	$3,809,273	$3,850,145

Net debt to enterprise value	6.5%	13.1%
Dividend yield[2]	3.1%	3.3%
Weighted-average cost of debt, after tax[3]	3.2%	3.2%

[1]	Market capitalization is based on outstanding shares of 67.0 million and 66.9 million times closing share prices of $53.15 and $50.02 as of June 30, 2021, and December 31, 2020, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.64 and share prices of $53.15 and $50.02 as of June 30, 2021, and December 31, 2020, respectively.
[3]	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

We reconcile Total Adjusted EBITDDA to net income (loss) for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income (loss) to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$187,905	$2,638	$319,011	$(14,194)
Interest expense, net	8,199	8,339	11,773	12,037
Income taxes	50,840	453	80,879	(10,409)
Depreciation, depletion and amortization	17,029	17,765	35,025	36,403
Basis of real estate sold	7,213	2,693	16,036	9,191
Pension settlement charge	—	—	—	42,988
Non-operating pension and other postretirement benefit costs	3,271	3,478	6,685	7,113
Loss (gain) on disposal of fixed assets	527	7	561	(185)
Total Adjusted EBITDDA	$274,984	$35,373	$469,970	$82,944

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

The following table provides a reconciliation of cash provided by operating activities to CAD:

	Six Months Ended June 30,		Twelve Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities[1]	$341,340	$87,943	$588,660	$159,490
Capital expenditures	(26,089)	(22,801)	(49,073)	(56,305)
CAD	$315,251	$65,142	$539,587	$103,185
Net cash used in investing activities[2]	$(25,454)	$(19,688)	$(47,959)	$(50,427)
Net cash used in financing activities	$(56,196)	$(69,575)	$(111,605)	$(124,099)

[1]

Net cash provided by operating activities for the six months ended June 30, 2021 and 2020 includes cash paid for real estate development expenditures of $4.0 million and $2.5 million, respectively. Net cash provided by operating activities for the twelve months ended June 30, 2021 and 2020 includes cash paid for real estate development expenditures of $8.2 million and $5.3 million, respectively.

[2]	Net cash used in investing activities includes payment for capital expenditures and acquisition of timber and timberlands, which is also included in our reconciliation of CAD.

Sources of Financing

Long-Term Debt and Credit Agreements

At June 30, 2021, our total outstanding net long-term debt was $757.9 million, of which $40.0 million matures in December 2021. We expect to refinance the $40.0 million term loan debt at maturity which is covered by a forward starting interest rate swap that hedges the variability in future benchmark interest payments attributable to changes in interest rates. All interest rates on our outstanding long-term debt are fixed rates under fixed rate loans or variable rate loans with an associated interest rate swap that fix the variable benchmark interest rate component.

A number of our debt instruments and associated interest rate derivative agreements have an interest rate tied to LIBOR. On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that the USD LIBOR will no longer be published after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a steering committee comprised of large U.S. financial institutions, is recommending replacing LIBOR with the Secured Overnight Financing Rate (SOFR). While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. We are monitoring the developments regarding the alternative rates, will work with our lenders and counterparties to identify a suitable replacement rate and may amend certain debt and interest rate derivative agreements to accommodate those rates if the contract does not already specify a replacement rate.  However, at this time, we are not able to predict whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such possible transition to SOFR may be on our financial condition.

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

At June 30, 2021, we were in compliance with all covenants under the Agreements. The following table sets forth the financial covenants for the Agreements and our status with respect to these covenants at June 30, 2021:

	Covenant Requirement		Actual at June 30, 2021
Interest coverage ratio	≥	3.00 to 1.00	26.13
Leverage ratio	≤	40%	19%

See Note 5: Debt in the Notes to the Condensed Consolidated Financial Statements for additional information on our debt and credit agreements.

Contractual Obligations

There have been no material changes to our contractual obligations during the six months ended June 30, 2021 outside the ordinary course of business.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2021. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of June 30, 2021.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no shares repurchased during the second quarter of 2021 under the Repurchase Program. At June 30, 2021, we had remaining authorization of $59.5 million for future stock repurchases under the Repurchase Program. Transaction costs are not counted against authorized funds. All common stock purchases are made in open-market transactions.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
(3)(a)*	Third Restated Certificate of Incorporation of the Registrant, effective February 20, 2018, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.
(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.
(4)	See Exhibits (3)(a) and (3)(b). The registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.
10(a)	Summary of PotlatchDeltic Corporation Non-Employee Director Compensation, effective May 6, 2021.
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.
(101)

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed on July 30, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020 and (vi) the Notes to Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ WAYNE WASECHEK
Wayne Wasechek
Corporate Controller (Duly Authorized; Principal Accounting Officer)

Date:	July 30, 2021