Form 10-Q
period 2021-09-30
POTLATCHDELTIC CORP
filed 2021-10-29
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding as of October 27, 2021 was 67,100,706.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenues	$287,330	$313,046	$1,089,029	$703,481
Costs and expenses:
Cost of goods sold	190,602	182,039	537,683	503,921
Selling, general and administrative expenses	18,512	21,046	54,782	52,064
Net gain on insurance recoveries	(4,394)	—	(4,394)	—
	204,720	203,085	588,071	555,985
Operating income	82,610	109,961	500,958	147,496
Interest expense, net	(8,641)	(8,557)	(20,414)	(20,594)
Pension settlement charge	—	—	—	(42,988)
Non-operating pension and other postretirement employee benefit costs	(3,271)	(3,557)	(9,956)	(10,670)
Income before income taxes	70,698	97,847	470,588	73,244
Income taxes	(5,031)	(16,840)	(85,910)	(6,431)
Net income	$65,667	$81,007	$384,678	$66,813

Net income per share:
Basic	$0.98	$1.21	$5.72	$0.99
Diluted	$0.97	$1.20	$5.69	$0.99
Dividends per share	$0.41	$0.40	$1.23	$1.20
Weighted-average shares outstanding:
Basic	67,315	67,149	67,275	67,263
Diluted	67,648	67,528	67,588	67,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$65,667	$81,007	$384,678	$66,813
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits:
Net loss arising during the period, net of tax benefit of $0, $0, $0 and $6,817	—	—	—	(19,402)
Effect of pension settlement, net of tax benefit of $0, $0, $0 and $11,177	—	—	—	31,811
Amortization of prior service credit included in net income, net of tax benefit of $73, $75, $217 and $227	(204)	(215)	(614)	(645)
Amortization of actuarial loss included in net income, net of tax expense of $1,073, $1,111, $3,254, and $3,334	3,050	3,163	9,258	9,489
Cash flow hedges, net of tax expense (benefit) of $397, $763, $2,249 and $(1,043)	6,636	11,332	39,580	(29,040)
Other comprehensive income (loss), net of tax	9,482	14,280	48,224	(7,787)
Comprehensive income	$75,149	$95,287	$432,902	$59,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$592,767	$252,340
Customer receivables, net	27,789	26,606
Inventories, net	69,862	62,036
Other current assets	24,460	16,136
Total current assets	714,878	357,118
Property, plant and equipment, net	286,034	288,544
Investment in real estate held for development and sale	65,048	72,355
Timber and timberlands, net	1,572,475	1,600,061
Intangible assets, net	15,685	16,270
Other long-term assets	63,747	46,717
Total assets	$2,717,867	$2,381,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$87,819	$93,279
Current portion of long-term debt	42,996	39,981
Current portion of pension and other postretirement employee benefits	6,574	6,574
Total current liabilities	137,389	139,834
Long-term debt	715,122	717,366
Pension and other postretirement employee benefits	126,154	128,807
Deferred tax liabilities, net	26,247	17,740
Other long-term obligations	52,849	72,365
Total liabilities	1,057,761	1,076,112
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued and outstanding 67,100 and 66,876 shares	67,100	66,876
Additional paid-in capital	1,679,332	1,674,576
Accumulated deficit	(13,561)	(315,510)
Accumulated other comprehensive loss	(72,765)	(120,989)
Total stockholders’ equity	1,660,106	1,304,953
Total liabilities and stockholders' equity	$2,717,867	$2,381,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$384,678	$66,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	57,365	57,809
Basis of real estate sold	22,733	14,440
Change in deferred taxes	3,221	(14,387)
Pension and other postretirement employee benefits	16,595	17,750
Pension settlement charge	—	42,988
Equity-based compensation expense	6,345	5,928
Net gain on insurance recoveries	(4,394)	—
Other, net	633	(544)
Change in working capital and operating-related activities, net	(20,082)	12,706
Real estate development expenditures	(6,434)	(4,200)
Funding of pension and other postretirement employee benefits	(7,418)	(8,458)
Net cash provided by operating activities	453,242	190,845

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(26,291)	(14,666)
Timberlands reforestation and roads	(12,236)	(12,345)
Acquisition of timber and timberlands	(2,450)	(4,738)
Proceeds from insurance recoveries - property, plant & equipment	13,250	—
Other, net	993	3,484
Net cash used in investing activities	(26,734)	(28,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(82,462)	(80,434)
Repurchase of common stock	—	(15,364)
Other, net	(3,619)	(1,032)
Net cash used in financing activities	(86,081)	(96,830)
Change in cash, cash equivalents and restricted cash	340,427	65,750
Cash, cash equivalents and restricted cash at beginning of period	252,340	84,254
Cash, cash equivalents and restricted cash at end of period	$592,767	$150,004

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$2,695	$3,785
Accrued timberlands reforestation and roads	$1,590	$1,536

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2021	September 30, 2020
Cash and cash equivalents	$592,767	$148,919
Restricted cash included in other long-term assets[1]	—	1,085
Total cash, cash equivalents, and restricted cash	$592,767	$150,004

[1]	Amounts included in restricted cash represent proceeds held by a qualified intermediary that are intended to be reinvested in timber and timberlands.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2020	66,876	$66,876	$1,674,576	$(315,510)	$(120,989)	$1,304,953
Net income	—	—	—	131,106	—	131,106
Shares issued for stock compensation	166	166	(166)	—	—	—
Equity-based compensation expense	—	—	1,930	—	—	1,930
Pension plans and OPEB obligations, net of tax	—	—	—	—	2,953	2,953
Cash flow hedges, net of tax	—	—	—	—	64,107	64,107
Dividends on common stock, $0.41 per share	—	—	—	(27,484)	—	(27,484)
Other transactions, net	—	—	81	(97)	—	(16)
Balance, March 31, 2021	67,042	$67,042	$1,676,421	$(211,985)	$(53,929)	$1,477,549
Net income	—	—	—	187,905	—	187,905
Shares issued for stock compensation	3	3	(3)	—	—	—
Equity-based compensation expense	—	—	2,140	—	—	2,140
Pension plans and OPEB obligations, net of tax	—	—	—	—	2,845	2,845
Cash flow hedges, net of tax	—	—	—	—	(31,163)	(31,163)
Dividends on common stock, $0.41 per share	—	—	—	(27,489)	—	(27,489)
Other transactions, net	—	—	103	(101)	—	2
Balance, June 30, 2021	67,045	$67,045	$1,678,661	$(51,670)	$(82,247)	$1,611,789
Net income	—	—	—	65,667	—	65,667
Shares issued for stock compensation	55	55	(55)	—	—	—
Equity-based compensation expense	—	—	2,275	—	—	2,275
Pension plans and OPEB obligations, net of tax	—	—	—	—	2,846	2,846
Cash flow hedges, net of tax	—	—	—	—	6,636	6,636
Dividends on common stock, $0.41 per share	—	—	—	(27,489)	—	(27,489)
Other transactions, net	—	—	(1,549)	(69)	—	(1,618)
Balance, September 30, 2021	67,100	$67,100	$1,679,332	$(13,561)	$(72,765)	$1,660,106

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2019	67,221	$67,221	$1,666,299	$(359,330)	$(147,359)	$1,226,831
Net loss	—	—	—	(16,832)	—	(16,832)
Shares issued for stock compensation	131	131	(131)	—	—	—
Equity-based compensation expense	—	—	1,885	—	—	1,885
Pension plans and OPEB obligations, net of tax	—	—	—	—	15,578	15,578
Cash flow hedges, net of tax	—	—	—	—	(38,525)	(38,525)
Dividends on common stock, $0.40 per share	—	—	—	(26,941)	—	(26,941)
Repurchase of common stock	(401)	(401)	—	(11,954)	—	(12,355)
Other transactions, net	—	—	69	(96)	—	(27)
Balance, March 31, 2020	66,951	$66,951	$1,668,122	$(415,153)	$(170,306)	$1,149,614
Net income	—	—	—	2,638	—	2,638
Shares issued for stock compensation	9	9	(9)	—	—	—
Equity-based compensation expense	—	—	1,980	—	—	1,980
Pension plans and OPEB obligations, net of tax	—	—	—	—	2,727	2,727
Cash flow hedges, net of tax	—	—	—	—	(1,847)	(1,847)
Dividends on common stock, $0.40 per share	—	—	—	(26,744)	—	(26,744)
Repurchase of common stock	(89)	(89)	—	(2,920)	—	(3,009)
Other transactions, net	—	—	91	26	—	117
Balance, June 30, 2020	66,871	$66,871	$1,670,184	$(442,153)	$(169,426)	$1,125,476
Net income	—	—	—	81,007	—	81,007
Shares issued for stock compensation	1	1	(1)	—	—	—
Equity-based compensation expense	—	—	2,063	—	—	2,063
Pension plans and OPEB obligations, net of tax	—	—	—	—	2,948	2,948
Cash flow hedges, net of tax	—	—	—	—	11,332	11,332
Dividends on common stock, $0.40 per share	—	—	—	(26,749)	—	(26,749)
Other transactions, net	—	—	105	(105)	—	—
Balance, September 30, 2020	66,872	$66,872	$1,672,351	$(388,000)	$(155,146)	$1,196,077

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

The following table presents our revenues by major product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Timberlands
Northern region
Sawlogs	$88,244	$72,815	$251,198	$144,860
Pulpwood	119	1,243	815	3,914
Stumpage	—	—	—	316
Other	205	855	740	1,450
Total Northern revenues	88,568	74,913	252,753	150,540
Southern region
Sawlogs	22,191	25,462	65,620	70,606
Pulpwood	13,843	13,413	33,167	35,486
Stumpage	2,275	770	3,310	2,416
Other	2,666	2,427	7,825	7,707
Total Southern revenues	40,975	42,072	109,922	116,215
Total Timberlands revenues	129,543	116,985	362,675	266,755
Wood Products
Lumber	141,255	185,558	679,417	400,290
Residuals and Panels	46,505	32,733	135,312	89,217
Total Wood Products revenues	187,760	218,291	814,729	489,507
Real Estate
Rural real estate	6,939	13,284	28,469	30,455
Development real estate	4,260	2,157	14,087	6,121
Other	2,298	2,710	7,252	5,649
Total Real Estate revenues	13,497	18,151	49,808	42,225
Total segment revenues	330,800	353,427	1,227,212	798,487
Intersegment Timberlands revenues[1]	(43,470)	(40,381)	(138,183)	(95,006)
Total consolidated revenues	$287,330	$313,046	$1,089,029	$703,481

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Adjusted EBITDDA:
Timberlands	$76,023	$59,649	$221,140	$120,290
Wood Products	26,566	81,644	356,654	105,780
Real Estate	9,069	13,466	37,450	30,062
Corporate	(11,496)	(15,361)	(35,028)	(34,567)
Eliminations and adjustments	7,021	(4,012)	(3,063)	(3,235)
Total Adjusted EBITDDA	107,183	135,386	577,153	218,330
Interest expense, net[1]	(8,641)	(8,557)	(20,414)	(20,594)
Depreciation, depletion and amortization	(21,131)	(20,187)	(56,156)	(56,590)
Basis of real estate sold	(6,697)	(5,249)	(22,733)	(14,440)
Net gain on insurance recoveries	4,394	—	4,394	—
Pension settlement charge	—	—	—	(42,988)
Non-operating pension and other postretirement employee benefits	(3,271)	(3,557)	(9,956)	(10,670)
(Loss) gain on disposal of fixed assets	(1,139)	11	(1,700)	196
Income before income taxes	$70,698	$97,847	$470,588	$73,244
Depreciation, depletion and amortization:
Timberlands	$11,893	$13,821	$33,792	$37,978
Wood Products	8,879	5,983	21,261	17,411
Real Estate	162	149	477	465
Corporate	197	234	626	736
	21,131	20,187	56,156	56,590
Bond discounts and deferred loan fees[1]	403	407	1,209	1,219
Total depreciation, depletion and amortization	$21,534	$20,594	$57,365	$57,809
Basis of real estate sold:
Real Estate	$6,703	$5,257	$22,751	$14,973
Eliminations and adjustments	(6)	(8)	(18)	(533)
Total basis of real estate sold	$6,697	$5,249	$22,733	$14,440

[1]	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Basic weighted-average shares outstanding	67,315	67,149	67,275	67,263
Incremental shares due to:
Performance shares	272	320	257	238
Restricted stock units	61	59	56	34
Diluted weighted-average shares outstanding	67,648	67,528	67,588	67,535

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

For the three and nine months ended September 30, 2021, there were approximately 101,000 and 88,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. For the three and nine months ended September 30, 2020, there were approximately 0 and 47,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

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

We did not repurchase any shares during the nine months ended September 30, 2021. No shares were repurchased during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we repurchased 489,850 shares of common stock at a total consideration of $15.4 million under the Repurchase Program, all of which were made in open-market transactions. At September 30, 2021, we had remaining authorization of $59.5 million for future stock repurchases under the Repurchase Program.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	September 30, 2021	December 31, 2020
Logs	$34,980	$31,210
Lumber, panels and veneer	35,716	34,136
Materials and supplies	17,415	14,939
Total inventories	88,111	80,285
Less: LIFO reserve	(18,249)	(18,249)
Total inventories, net	$69,862	$62,036

Property, plant and equipment

(in thousands)	September 30, 2021	December 31, 2020
Property, plant and equipment	$521,271	$517,711
Less: accumulated depreciation	(235,237)	(229,167)
Total property, plant and equipment, net	$286,034	$288,544

Ola Arkansas sawmill fire

(in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Fixed asset write-offs	$(7,436)	$(9,544)
Disposal costs	(1,061)	(1,061)
Total fixed asset loss on disposal	(8,498)	(10,606)

Insurance recoveries	12,892	15,000
Net gain on insurance recoveries	$4,394	$4,394

On June 13, 2021, a fire occurred at our Ola, Arkansas sawmill. There were no injuries or environmental issues from the fire. The damage was principally limited to the large log primary breakdown area of the mill. The planer mill, kiln, and shipping department were not affected. We have adequate property damage and business interruption insurance, subject to an applicable deductible. Based on our initial damage assessment, we wrote-off $2.1 million of net book value for property initially identified as destroyed and recognized a corresponding $2.1 million of insurance recoveries at June 30, 2021.

During the quarter ended September 30, 2021, we were able to fully access the sawmill, further assess the damage and solidify a reconstruction plan for the sawmill. As a result, during the three months ended September 30, 2021, we wrote-off an additional $1.1 million of damaged equipment and $6.3 million of obsolete equipment due to the reconstruction plan and incurred approximately $1.1 million of disposal costs. Additionally, we recorded $12.9 million of insurance recoveries during the quarter ended September 30, 2021, resulting in the recognition of a $4.4 million net gain on insurance recoveries for the three and nine months ended September 30, 2021. No business interruption recoveries were recorded during the three or nine months ended September 30, 2021 as discussions with the insurance carriers are ongoing. Business interruption recoveries will be recorded when deemed probable and reasonably estimable.

Timber and timberlands

(in thousands)	September 30, 2021	December 31, 2020
Timber and timberlands	$1,488,727	$1,516,788
Logging roads	83,748	83,273
Total timber and timberlands, net	$1,572,475	$1,600,061

Accounts payable and accrued liabilities

(in thousands)	September 30, 2021	December 31, 2020
Accrued payroll and benefits	$26,266	$29,675
Accounts payable	15,795	9,724
Deferred revenue[1]	9,806	8,789
Other accrued taxes	8,957	6,025
Income taxes payable	6,778	14,755
Accrued interest	5,040	6,485
Other current liabilities	15,177	17,826
Total accounts payable and accrued liabilities	$87,819	$93,279

[1]

Deferred revenue predominately relates to hunting and other access rights on our timberlands, payments received for lumber shipments where control of goods have not transferred, member related activities at an owned country club and certain post-close obligations for real estate sales. These contract liabilities are recognized over the term of the contracts, which is typically twelve months or less, except for country club initiation fees which are recognized over the average life of club membership.

NOTE 5. DEBT

At September 30, 2021, our total outstanding long-term debt included $693.5 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender. Included in the Amended Term Loan Agreement is a $40.0 million term loan maturing in December 2021. Certain borrowings under the Amended Term Loan Agreement are at variable rates of one or three-month LIBOR plus a spread between 1.85% and 2.10%. We have entered into interest rate swaps for these variable rate term loans to fix the interest rate. See Note: 6 Derivative Instruments for additional information.

At September 30, 2021, there were no borrowings under our $380.0 million revolving line of credit and approximately $1.0 million of our revolving line of credit was utilized for outstanding letters of credit. As provided in the revolving line of credit agreement, borrowings may be increased by up to an additional $420.0 million. The revolving line of credit agreement also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. We may utilize borrowings under the credit facility to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

We were in compliance with all debt and credit agreement covenants at September 30, 2021.

NOTE 6. DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks.

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. As of September 30, 2021, we have interest rate swaps associated with $403.5 million of term loan debt. These swaps are cash flow hedges that convert variable rates ranging from three-month and one-month LIBOR plus 1.85% to 2.10%, to fixed rates ranging from 3.04% to 4.77%. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedges. At September 30, 2021, the amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $8.0 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the LIBOR rate at the time of net swap cash payments.

We also hold $607.5 million of forward starting interest rate swaps designated as cash flow hedges. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on $607.5 million of future debt refinances through January 2029 by converting the benchmark interest rates to fixed interest rates. In addition, the cash flow hedges for future debt refinances require settlement on the stated maturity date. At September 30, 2021, we have recorded derivative assets of $40.8 million associated with these forward starting interest rate swaps.

The following table presents the gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	September 30, 2021	December 31, 2020	Location	September 30, 2021	December 31, 2020
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, current[1]	$1,890	$63	Accounts payable and accrued liabilities[1]	$189	$1,010
Interest rate contracts	Other assets, non-current	40,480	18,466	Other long-term obligations	27,933	45,100
		$42,370	$18,529		$28,122	$46,110

[1]	Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on our Condensed Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location	2021	2020	2021	2020
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income (loss) recognized in other comprehensive income, net of tax		$4,310	$8,920	$32,741	$(34,112)
Amounts reclassified from accumulated other comprehensive loss, net of tax[1]	Interest expense	$(2,326)	$(2,412)	$(6,839)	$(5,072)

Interest expense, net		$8,641	$8,557	$20,414	$20,594

[1]

Realized losses on interest rate contracts consist of net cash received or paid and interest accruals on the interest rate swaps during the periods. Net cash received or paid is included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$42,370	$42,370	$18,529	$18,529
Derivative liabilities related to interest rate swaps (Level 2)	$(28,122)	$(28,122)	$(46,110)	$(46,110)

Long-term debt, including current portion (Level 2):
Term loans	$(690,957)	$(709,351)	$(690,469)	$(716,631)
Revenue bonds	(65,735)	(69,508)	(65,735)	(67,885)
Medium-term notes	(3,000)	(3,050)	(3,000)	(3,545)
Total long-term debt[1]	$(759,692)	$(781,909)	$(759,204)	$(788,061)

Company owned life insurance asset (COLI) (Level 3)	$3,857	$3,857	$3,328	$3,328

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 8. EQUITY-BASED COMPENSATION

At September 30, 2021, approximately 1.0 million shares are available for future use under our long-term incentive plans.

Share-based compensation activity during the nine months ended September 30, 2021 included the following:

(Shares in thousands)	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	88,128	—	1,450
Restricted Stock Units (RSUs)	65,607	24,599	1,484

Approximately 0.1 million shares of common stock were issued to employees during the nine months ended September 30, 2021 as a result of PSA and RSU vesting during 2020 and 2021.

Issuance of RSUs awarded to certain directors, officers and employees may be deferred at the individual's election. All deferred RSUs are credited with dividend equivalents. During the nine months ended September 30, 2021, approximately 0.1 million shares of common stock were issued for employees and directors where issuance had been deferred.

The following table details equity-based compensation expense and the related income tax benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Equity-based compensation expense:
Performance share awards	$1,416	$1,315	$4,012	$3,716
Restricted stock units	805	729	2,197	2,155
Deferred compensation stock equivalent units expense	54	19	136	57
Total equity-based compensation expense	$2,275	$2,063	$6,345	$5,928

Total tax benefit recognized for equity-based expense	$125	$97	$321	$273

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

Restricted Stock Units

The weighted average fair value of all RSUs granted during the nine months ended September 30, 2021 was $54.53 per share. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The RSU awards granted accrue dividend equivalents based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that vest in the same manner as the underlying RSU to which they relate. The terms of the awards state that the RSUs will vest in a given time period of one to four years. The vesting provisions for RSUs granted in 2021 were consistent with prior year grants.

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

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Other long-term assets	$7,790	$11,081
Finance lease assets[1]	Property, plant and equipment, net	9,166	7,206
Total lease assets		$16,956	$18,287

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$2,988	$4,304
Finance lease liabilities	Accounts payable and accrued liabilities	3,004	2,202
Noncurrent:
Operating lease liabilities	Other long-term obligations	4,873	6,835
Finance lease liabilities	Other long-term obligations	6,066	4,914
Total lease liabilities		$16,931	$18,255

[1]	Finance lease assets are presented net of accumulated amortization of $3.7 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively.

The following table presents the components of lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease costs[1]	$1,156	$1,413	$3,769	$4,252
Finance lease costs:
Amortization of leased assets	741	432	1,963	905
Interest on lease liabilities	60	44	162	103
Net lease costs	$1,957	$1,889	$5,894	$5,260

[1]	Excludes short-term leases and variable lease costs, which are immaterial.

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,723	$4,244
Operating cash flows for finance leases	$162	$103
Financing cash flows for finance leases	$1,963	$968
Leased assets exchanged for new lease liabilities:
Operating leases	$213	$255
Finance leases	$3,916	$5,630

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended September 30,
	Pension		OPEB
(in thousands)	2021	2020	2021	2020
Service cost	$2,045	$2,233	$168	$127
Interest cost	2,633	3,066	317	376
Expected return on plan assets	(3,525)	(3,869)	—	—
Amortization of prior service cost (credit)	21	29	(298)	(319)
Amortization of actuarial loss	3,578	3,856	545	418
Total net periodic cost	$4,752	$5,315	$732	$602

	Nine Months Ended September 30,
	Pension		OPEB
(in thousands)	2021	2020	2021	2020
Service cost	$6,135	$6,699	$504	$381
Interest cost	7,899	9,198	951	1,127
Expected return on plan assets	(10,575)	(11,606)	—	—
Amortization of prior service cost (credit)	63	85	(894)	(957)
Amortization of actuarial loss	10,877	11,569	1,635	1,254
Net periodic cost before pension settlement charge	14,399	15,945	2,196	1,805
Pension settlement charge	—	42,988	—	—
Net periodic cost	$14,399	$58,933	$2,196	$1,805

During the nine months ended September 30, 2021 and 2020, funding of pension and other postretirement employee benefit plans was $7.4 million and $8.5 million, respectively.

Pension Annuitization

In February 2020, we purchased a group annuity contract from an insurance company to transfer $101.1 million of our outstanding pension benefit obligation related to our qualified pension plans to the insurance company. This transaction was funded with plan assets. As a result of the transaction, the insurance company assumed responsibility for annuity administration and benefit payments to select retirees, with no change to their monthly retirement benefit payment amounts. The settlement triggered a remeasurement of plan assets and liabilities resulting in a reduction in the funded status of our qualified pension plans of approximately $26.2 million during the first quarter of 2020. In connection with this transaction, we recorded a non-cash pretax settlement charge of $43.0 million during the first quarter of 2020 in non-operating expense, net, as a result of accelerating the recognition of actuarial losses included in accumulated other comprehensive loss that would have been recognized in future periods.

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details changes in amounts included in our accumulated other comprehensive loss (AOCL) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Pension Plans
Balance at beginning of period	$73,592	$98,870	$79,025	$117,028
Amounts arising during the period	—	—	—	19,402
Effect of pension settlement	—	—	—	(31,811)
Amounts reclassified from AOCL to earnings	(2,664)	(2,874)	(8,097)	(8,623)
Balance at end of period	$70,928	$95,996	$70,928	$95,996
Other Postretirement Benefit Plans
Balance at beginning of period	$14,418	$10,184	$14,783	$10,331
Amounts reclassified from AOCL to earnings	(182)	(74)	(547)	(221)
Balance at end of period	$14,236	$10,110	$14,236	$10,110
Cash Flow Hedges
Balance at beginning of period	$(5,763)	$60,372	$27,181	$20,000
Amounts arising during the period	(4,310)	(8,920)	(32,741)	34,112
Amounts reclassified from AOCL to earnings	(2,326)	(2,412)	(6,839)	(5,072)
Balance at end of period	$(12,399)	$49,040	$(12,399)	$49,040
Accumulated other comprehensive loss, end of period	$72,765	$155,146	$72,765	$155,146

See Note 11: Pension and Other Postretirement Employee Benefits and Note 6: Derivative Instruments for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expected effectiveness of our hedging instruments and swaps; amount of net losses on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected tax payments; anticipated share repurchases and dividend payments; expected interest rates; potential uses of our credit facility; expected debt refinancing; expectations regarding the U.S. housing market, the lumber and log markets, lumber shipment volumes and pricing; impact from the Ola, Arkansas sawmill fire and anticipated insurance coverage; timber harvest volumes and pricing; rural real estate and residential and commercial real estate development sales; expected 2021 capital expenditures; and similar matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as expects, may, could, should, will, believes, anticipates, estimates, projects, intends, plans, targets or approximately, or similar words or terminology. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

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
•
changes in principle expenses;
•
unforeseen environmental liabilities or expenditures;
•
changes in general and industry-specific environmental laws and regulations, and interpretations thereof by regulatory agencies;
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

In October 2021, the U.S. Census Bureau reported U.S. housing starts for September 2021 were 1.56 million units on a seasonally adjusted basis, an increase of 7.4% from September of 2020 and near the 2021 average. We believe supply chain challenges continue to moderate the pace of starts and have resulted in variable month-to-month housing start statistics. Homebuilder confidence remains very strong with the NAHB Homebuilder Index at 80 in October 2021. Housing fundamentals remain strong driven by low interest rates, a shortage of homes, large millennial demographic entering their prime home-buying years, remote work evolution and an aging existing housing stock supporting repair and remodel demand. Overall, the fundamentals that drive our business remain favorable and we continue to expect that lumber prices will remain structurally higher than long-term historical averages.

During the second quarter of 2021 we experienced a fire at our Ola, Arkansas sawmill, which had an annual capacity of 150 million board feet prior to the fire. The damage was principally limited to the large log primary breakdown machine center. The planer mill, kiln, and shipping department were not affected. We have adequate property damage and business interruption insurance, subject to an applicable deductible, and have begun the reconstruction process at the sawmill. We expect to install the new large-log line in the third quarter of 2022.

In our Wood Products segment, we shipped 265 million board feet of lumber during the third quarter of 2021. Lumber shipments in the third quarter were impacted by lower home center takeaway, the Ola sawmill fire, and COVID-19 related absences hampering startup at one of our sawmills following a capital project installation. We expect to ship approximately 240 to 250 million board feet of lumber during the fourth quarter of 2021.

In our Timberlands segment, Northern sawlog prices benefitted from Idaho sawlogs being indexed to lumber prices and continued strong cedar sawlog prices. Southern sawlog prices increased as wet weather led to log supply constraints. Our harvest volume of 1.5 million tons during the third quarter of 2021 was lower than the third quarter of 2020 primarily due to the closure of the Ola sawmill along with wet weather in the Southern region. In the Northern region we shifted harvest activity to the first half of 2021 due to market demand and favorable conditions. We expect total harvest volumes to be between 1.3 to 1.5 million tons during the fourth quarter of 2021.

Our Real Estate segment results for the first nine months of 2021 were driven by strong development sales demand and an increased per acre price realization from rural land sales. We expect to sell approximately 4,500 acres of rural land and approximately 35 residential development lots during the fourth quarter of 2021.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Revenues	$287,330	$313,046	$(25,716)	$1,089,029	$703,481	$385,548
Costs and expenses:
Cost of goods sold	190,602	182,039	8,563	537,683	503,921	33,762
Selling, general and administrative expenses	18,512	21,046	(2,534)	54,782	52,064	2,718
Net gain on insurance recoveries	(4,394)	—	(4,394)	(4,394)	—	(4,394)
	204,720	203,085	1,635	588,071	555,985	32,086
Operating income	82,610	109,961	(27,351)	500,958	147,496	353,462
Interest expense, net	(8,641)	(8,557)	(84)	(20,414)	(20,594)	180
Pension settlement charge	—	—	—	—	(42,988)	42,988
Non-operating pension and other postretirement benefit costs	(3,271)	(3,557)	286	(9,956)	(10,670)	714
Income before income taxes	70,698	97,847	(27,149)	470,588	73,244	397,344
Income taxes	(5,031)	(16,840)	11,809	(85,910)	(6,431)	(79,479)
Net income	$65,667	$81,007	$(15,340)	$384,678	$66,813	$317,865
Total Adjusted EBITDDA[1]	$107,183	$135,386	$(28,203)	$577,153	$218,330	$358,823

[1]	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Third Quarter 2021 Compared with Third Quarter 2020

Revenues

Revenues were $287.3 million, a decrease of $25.7 million compared with the third quarter of 2020 primarily due to lower harvest volumes and lower lumber shipments and prices. Lumber shipments were impacted primarily as a result of lower home center takeaway in the third quarter of 2021 and the loss of production at our Ola, Arkansas sawmill following a fire in June 2021. These decreases were partially offset by higher sawlog prices.

Cost of goods sold

Cost of goods sold increased $8.6 million compared with the third quarter of 2020 primarily due to higher log and manufacturing costs on lower lumber shipments in our Wood Products segment, partially offset by lower harvest volumes.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $2.5 million compared with the third quarter of 2020 primarily as a result of a year-to-date adjustment to incentive compensation in the third quarter of 2020 to reflect strong 2020 company performance.

Net gain on insurance recoveries

In June 2021, a fire occurred at our Ola, Arkansas sawmill. During the third quarter of 2021, we recorded an $8.5 million charge for the write-off of damaged and obsolete equipment and disposal costs. Additionally, we recognized insurance recoveries of $12.9 million for these property losses and costs, resulting in a $4.4 million net gain on insurance recoveries.

Income taxes

Income taxes are primarily due to income from our PotlatchDeltic taxable REIT subsidiaries (TRS). For the third quarter of 2021, we recorded income tax expense of $5.0 million on TRS income before tax of $18.2 million. For the third quarter of 2020, we recorded an income tax expense of approximately $16.8 million on TRS income before tax of $65.2 million.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the third quarter of 2021 decreased $28.2 million compared to the third quarter of 2020. The decrease in Total Adjusted EBITDDA was primarily driven by lower harvest volumes and lumber shipments and prices, partially offset by higher sawlog prices. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Year to Date 2021 Compared with Year to Date 2020

Revenues

Revenues were $1.1 billion, an increase of $385.5 million compared with the first nine months of 2020, primarily due to historically high lumber and Idaho sawlog prices in 2021. These increases were partially offset by lower lumber shipments as a result of lower home center takeaway in the third quarter of 2021 and the loss of production at our Ola, Arkansas sawmill following a fire in June 2021. Additionally, the first nine months of 2020 includes the impact of the temporary curtailment and reduced operating posture at our industrial plywood facility.

Cost of goods sold

Cost of goods sold increased $33.8 million compared with the first nine months of 2020, primarily due to higher log and manufacturing costs on lower lumber shipments in our Wood Products segment. Additionally, the first nine months of 2020 includes the impact of the temporary curtailment and reduced operating posture at our industrial plywood facility.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.7 million compared with the first nine months of 2020, primarily as a result of increased employee related costs, including travel and information technology services.

Net gain on insurance recoveries

In June 2021, a fire occurred at our Ola, Arkansas sawmill. For the first nine months of 2021, we recorded a $10.6 million charge for the write-off of damaged and obsolete equipment and disposal costs. Additionally, we recognized insurance recoveries of $15.0 million for these property losses and costs, resulting in a $4.4 million net gain on insurance recoveries.

Pension settlement charge

In February 2020, we purchased a group annuity contract from an insurance company to transfer $101.1 million of our outstanding pension benefit obligation related to our qualified pension plans. This transaction was funded with plan assets. In connection with this transaction, we recorded a non-cash pretax settlement charge of $43.0 million in 2020.

Income taxes

Income taxes are primarily due to income from our TRS. For the nine months ended September 30, 2021, we recorded income tax expense of $85.9 million on TRS income before tax of $329.4 million primarily due to historically high lumber prices. For the nine months ended September 30, 2020, we recorded income tax expense of $6.4 million on TRS income before tax of $23.9 million, which included the $43.0 million pension settlement charge.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first nine months of 2021 increased $358.8 million compared to the first nine months of 2020. The increase in Total Adjusted EBITDDA was primarily due to historically high lumber and Idaho sawlog prices. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Revenues[1]	$129,543	$116,985	$12,558	$362,675	$266,755	$95,920
Costs and expenses:
Logging and hauling	42,397	47,158	(4,761)	112,168	117,417	(5,249)
Other	9,108	8,539	569	23,792	24,107	(315)
Selling, general and administrative expenses	2,015	1,639	376	5,575	4,941	634
Timberlands Adjusted EBITDDA[2]	$76,023	$59,649	$16,374	$221,140	$120,290	$100,850

[1]

Prior to elimination of intersegment fiber revenues of $43.5 million and $40.4 million for the three months ended September 30, 2021 and 2020, and $138.2 million and $95.0 million for the nine months ended September 30, 2021 and 2020, respectively.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
Harvest Volumes (in tons)	2021	2020	Change	2021	2020	Change
Northern region
Sawlog	462,492	554,845	(92,353)	1,243,539	1,291,632	(48,093)
Pulpwood	4,039	29,910	(25,871)	24,736	99,174	(74,438)
Stumpage	—	—	—	—	23,178	(23,178)
Total	466,531	584,755	(118,224)	1,268,275	1,413,984	(145,709)

Southern region
Sawlog	460,840	577,975	(117,135)	1,449,106	1,617,196	(168,090)
Pulpwood	467,138	462,571	4,567	1,145,572	1,201,904	(56,332)
Stumpage	109,469	65,085	44,384	211,234	255,553	(44,319)
Total	1,037,447	1,105,631	(68,184)	2,805,912	3,074,653	(268,741)

Total harvest volume	1,503,978	1,690,386	(186,408)	4,074,187	4,488,637	(414,450)

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$191	$131	$60	$202	$112	$90
Pulpwood	$30	$42	$(12)	$33	$39	$(6)
Stumpage	$—	$—	$—	$—	$14	$(14)

Southern region
Sawlog	$48	$44	$4	$45	$44	$1
Pulpwood	$30	$29	$1	$29	$30	$(1)
Stumpage	$21	$12	$9	$16	$9	$7

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three and nine months ended September 30, 2021, compared with the three and nine months ended September 30, 2020:

(in thousands)	Three Months	Nine Months
Timberlands 2020 Adjusted EBITDDA	$59,649	$120,290
Sales price and mix	28,281	118,178
Harvest volume	(8,615)	(11,990)
Other revenue	(411)	(592)
Logging and hauling costs per unit	(1,936)	(4,427)
Forest management	(644)	(580)
Administrative, indirect and overhead costs	(301)	261
Timberlands 2021 Adjusted EBITDDA	$76,023	$221,140

Third Quarter 2021 Compared with Third Quarter 2020

Timberlands Adjusted EBITDDA for the third quarter of 2021 increased $16.4 million compared with the same period in 2020, primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region increased 45.8%, to $191 per ton, primarily from the effect of higher realizations on indexed sawlogs and an increase in cedar log prices. Southern sawlog prices increased 9.1% to $48 per ton, compared to the third quarter of 2020, as wet weather led to log supply constraints.

•
Harvest Volume: We harvested 1.0 million tons in the Southern region during the third quarter of 2021, which was 6.2% lower than the third quarter of 2020, primarily due to wet weather impacting harvest conditions and harvest deferrals as a result of the fire at the Ola, Arkansas sawmill. Harvest volumes in the Northern region decreased 20.2% compared to the third quarter of 2020 primarily as favorable harvest conditions and strong sawlog demand in Idaho accelerated harvest activities to the first half of 2021. Additionally, extreme heat led to lighter logs in Idaho on a tonnage basis and pulpwood volumes were reduced in 2021.
•
Logging and Hauling Cost per Unit: Log and hauling costs per unit were higher primarily due to increased diesel costs and longer haul distances.

Year to Date 2021 Compared with Year to Date 2020

Timberlands Adjusted EBITDDA for the first nine months of 2021 increased $100.9 million compared with the same period in 2020, primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region increased 80.4%, to $202 per ton primarily from the effect of higher price realizations on indexed sawlogs and an increase in cedar log prices. Southern sawlog prices remained consistent with the first nine months of 2020.
•
Harvest Volume: We harvested 2.8 million tons in the Southern region during the first nine months of 2021, which was 8.7% lower than the first nine months of 2020, primarily due to adverse weather conditions impacting logging activities and harvest deferrals as a result of the fire at the Ola, Arkansas sawmill. Sawlog harvest volumes in the Northern region decreased as extreme heat led to lighter logs on a tonnage basis along with a planned reduction in pulpwood volumes in 2021.
•
Logging and Hauling Cost per Unit: Log and hauling costs were higher primarily due to increased diesel costs and a higher mix of more expensive Idaho logging.

Wood Products Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Revenues	$187,760	$218,291	$(30,531)	$814,729	$489,507	$325,222
Costs and expenses[1]
Fiber costs	75,629	72,239	3,390	242,719	196,201	46,518
Freight, logging and hauling	17,760	17,677	83	56,223	48,601	7,622
Manufacturing costs	52,976	45,893	7,083	152,195	132,848	19,347
Finished goods inventory change	12,681	(1,595)	14,276	90	(1,602)	1,692
Selling, general and administrative expenses	3,288	2,433	855	8,758	7,483	1,275
Other	(1,140)	—	(1,140)	(1,910)	196	(2,106)
Wood Products Adjusted EBITDDA[2]	$26,566	$81,644	$(55,078)	$356,654	$105,780	$250,874

[1]

Prior to elimination of intersegment fiber costs of $43.5 million and $40.4 million for the three months ended September 30, 2021 and 2020, and $138.2 million and $95.0 million for the nine months ended September 30, 2021 and 2020, respectively.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Lumber shipments (MBF)[1]	264,855	291,391	(26,536)	783,235	823,597	(40,362)
Lumber sales prices ($ per MBF)	$533	$637	$(104)	$867	$486	$381

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three and nine months ended September 30, 2021, compared with the three and nine months ended September 30, 2020:

(in thousands)	Three Months	Nine Months
Wood Products 2020 Adjusted EBITDDA	$81,644	$105,780
Lumber:
Price	(30,697)	292,697
Volume	(5,259)	(3,818)
Manufacturing costs per unit	(6,522)	(13,743)
Log costs per unit	(16,378)	(39,856)
Inventory charge	(6,437)	(6,437)
Residuals, panels and other	10,215	22,031
Wood Products 2021 Adjusted EBITDDA	$26,566	$356,654

Third Quarter 2021 Compared with Third Quarter 2020

Wood Products Adjusted EBITDDA for the third quarter of 2021 decreased $55.1 million compared with the same period in 2020, primarily as a result of the following:

•
Lumber Price: Average lumber sales prices decreased to $533 per MBF during the third quarter of 2021 compared to $637 during the third quarter of 2020. The third quarter of 2020 was early in the lumber price run that ultimately peaked in May 2021, and lumber prices declined significantly beginning in the second quarter of 2021.
•
Lumber Volume: Lumber shipments decreased 26.5 million board feet during the third quarter of 2021 compared to the third quarter of 2020 as a result of lower home center takeaway and lost production and shipments at our Ola, Arkansas sawmill following the fire in June 2021.
•
Manufacturing Cost Per Unit: Higher manufacturing costs per unit quarter over quarter was primarily a result of lost production at our Ola, Arkansas sawmill and COVID-19 related absences hampering startup at one of our sawmills following a capital project installation.
•
Log Costs Per Unit: Log costs per unit were higher primarily as a result of increased indexed log costs at our Idaho sawmill.
•
Inventory Charge: Inventory at the end of the third quarter of 2021 was written down $6.4 million due to high indexed Idaho log costs.
•
Residual Sales, Panels and Other: The third quarter of 2021 benefitted from increased plywood price realization due to strong demand from industrial manufacturers, which more than offset lower residual sales.

Year to Date 2021 Compared with Year to Date 2020

Wood Products Adjusted EBITDDA for the first nine months of 2021 increased $250.9 million compared with the same period in 2020, primarily as a result of the following:

•
Lumber Price: Average lumber sales prices increased during the first nine months of 2021 to $867 per MBF compared with $486 per MBF during the first nine months of 2020.
•
Manufacturing Cost Per Unit: Higher manufacturing costs per unit was primarily a result of week-long shutdowns at our Southern mills from a severe winter storm in the first quarter of 2021, lost production at our Ola, Arkansas sawmill following the fire in June 2021 and extended planned downtime for maintenance and capital projects at two of our sawmills.
•
Log Costs Per Unit: Log costs per unit were higher primarily as a result of increased indexed log costs at our Idaho sawmill.
•
Inventory Charge: Inventory at the end of the third quarter of 2021 was written down $6.4 million due to high indexed Idaho log costs.

•
Residual Sales, Panels and Other: The first nine months of 2021 benefitted from increased plywood prices and shipments compared to the first nine months of 2020, which included a temporary production curtailment and reduced operating posture at our industrial plywood facility.

Real Estate Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Revenues	$13,497	$18,151	$(4,654)	$49,808	$42,225	$7,583
Costs and expenses
Costs of goods sold	3,263	3,554	(291)	8,612	8,595	17
Selling, general and administrative expenses	1,165	1,131	34	3,746	3,568	178
Real Estate Adjusted EBITDDA[1]	$9,069	$13,466	$(4,397)	$37,450	$30,062	$7,388

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Acres sold	2,303	11,048	11,991	21,024
Average price per acre	$3,013	$1,202	$2,374	$1,449

Development Real Estate	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Residential lots	52	26	122	66
Average price per lot	$81,923	$82,573	$90,301	$92,256

Commercial acres	—	—	11	—
Average price per acre	$—	$—	$277,425	$—

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020:

(in thousands)	Three Months	Nine Months
Real Estate 2020 Adjusted EBITDDA	$13,466	$30,062
Rural sales	(6,345)	(1,975)
Development sales	1,691	9,557
Other, net	257	(194)
Real Estate 2021 Adjusted EBITDDA	$9,069	$37,450

Third Quarter 2021 Compared with Third Quarter 2020

Real Estate Adjusted EBITDDA for the third quarter of 2021 was $9.1 million, a decrease of $4.4 million compared with the third quarter of 2020 as a result of the following:

•
Rural Sales: The decrease in rural real estate sales is primarily a result of fewer acres sold as compared to the third quarter of 2020, which included the sale of approximately 8,100 acres of non-strategic timberlands in Minnesota to a conservation entity. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.
•
Development Sales: During the third quarter of 2021, we sold 52 residential lots at an average lot price of $81,923 compared to 26 lots at an average lot price of $82,573 during the third quarter of 2020. The average price per lot or acre fluctuates based on a variety of factors including size and location of lots within the developments.

Year to Date 2021 Compared with Year to Date 2020

Real Estate Adjusted EBITDDA for the first nine months of 2021 was $37.5 million, an increase of $7.4 million compared with the first nine months of 2020 as a result of the following:

•
Rural Sales: The decrease in rural real estate sales was because the first nine months of 2020 included an 8,100 acre conservation land sale in Minnesota and there were no similar size land sales during the first nine months of 2021.
•
Development Sales: During the first nine months of 2021, we sold 122 residential lots at an average lot price of $90,301 compared to 66 lots at an average lot price of $92,256 in the first nine months of 2020. In addition, we sold 11 acres of commercial land in Chenal Valley for $277,425 per acre in the first nine months of 2021 compared to no commercial acres sold in the first nine months of 2020.

Liquidity and Capital Resources

Changes in significant sources and uses of cash for the nine months ended September 30, 2021 and 2020 are presented by categories as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$453,242	$190,845	$262,397
Net cash used in investing activities	$(26,734)	$(28,265)	$1,531
Net cash used in financing activities	$(86,081)	$(96,830)	$10,749

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased $262.4 million compared to the first nine months of 2020. Changes in cash provided by operating activities was impacted by the following:

•
Cash received from customers increased $420.3 million primarily due to historically high average lumber and Idaho sawlog prices during the first nine months of 2021. These increases were partially offset by the reduced shipments at our Ola, Arkansas sawmill following the fire in June 2021. In addition, the first nine months of 2020 was impacted by the temporary curtailment of our industrial plywood mill during the second quarter of 2020.
•
Cash payments increased $72.3 million due to vendor payments on higher log, manufacturing and freight costs in our Wood Products segment and employee incentive compensation payouts related to strong 2020 company performance. Additionally, the first nine months of 2020 experienced reduced vendor payments stemming from the curtailment of our industrial plywood mill during the second quarter of 2020.
•
Net tax payments increased $87.0 million as a result of higher taxable income generated from our TRS operations.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
We spent $38.5 million on capital expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first nine months of 2021 compared to $27.0 million during the first nine of 2020.
•
During the first nine months of 2021 we spent $2.5 million on timberland acquisitions compared to $4.7 million during the first nine months of 2020.
•
During the third quarter of 2021, we received initial insurance proceeds of $13.3 million for property losses as a result of the fire at our Ola, Arkansas sawmill.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
We paid dividends of $82.5 million in the first nine months of 2021 compared to $80.4 million in the first nine months of 2020.
•
We did not repurchase any of our common stock during the first nine months of 2021 compared to 489,850 shares repurchased totaling $15.4 million during the first nine months of 2020.

Future Sources and Uses of Cash

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on an expected level of return on investment. We currently expect to spend a total of approximately $70.0 million for capital projects during 2021.

Our 2021 planned capital spend includes approximately $7.0 million of capital expenditures for the reconstruction of our fire damaged Ola sawmill, which is largely covered by insurance. A determination regarding downtime and costs to repair the Ola sawmill will be made as the reconstruction progresses. We have adequate property damage and business interruption insurance, subject to an applicable deductible. The timing of expenditures incurred for the sawmill rebuild and economic losses is expected to vary from when we receive proceeds from our insurance carriers.

Returning cash to shareholders through a secure regular dividend and opportunistic share repurchases is an important and durable part of our disciplined capital allocation strategy. Our board of directors, in its sole discretion, determines the actual amount of dividends to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, borrowing capacity, debt covenant restrictions, future acquisitions and dispositions, and REIT requirements. Generally, a REIT must distribute its taxable income each year and there is a 20% limit on the value of our TRS, including cash, that can be retained. Our strong financial performance, driven by record lumber and indexed sawlog prices during 2021, has generated large cash balances in both our REIT and TRS. As a result, we expect to pay a special dividend of $3 to $5 per share, or approximately $200.0 million to $335.0 million in aggregate, to stockholders in December 2021. In addition, our board will evaluate our regular annual dividend, which is currently $1.64 per share, in the fourth quarter of 2021.

On August 30, 2018, the board of directors authorized the repurchase of up to $100.0 million of common stock with no time limit set for the repurchase (the Repurchase Program). At September 30, 2021, we had remaining authorization of $59.5 million for future stock repurchase under the Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to, and subject to, the terms of the Trading Plan, and, subject to the terms of the Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

Capital Structure

(in thousands)	September 30, 2021	December 31, 2020
Long-term debt (including current portion)	$758,118	$757,347
Cash and cash equivalents	(592,767)	(252,340)
Net debt	165,351	505,007
Market capitalization[1]	3,461,018	3,345,138
Enterprise value	$3,626,369	$3,850,145

Net debt to enterprise value	4.6%	13.1%
Dividend yield[2]	3.2%	3.3%
Weighted-average cost of debt, after tax[3]	3.2%	3.2%

[1]	Market capitalization is based on outstanding shares of 67.1 million and 66.9 million times closing share prices of $51.58 and $50.02 as of September 30, 2021, and December 31, 2020, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.64 and share prices of $51.58 and $50.02 as of September 30, 2021, and December 31, 2020, respectively.
[3]	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

We reconcile Total Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$65,667	$81,007	$384,678	$66,813
Interest expense, net	8,641	8,557	20,414	20,594
Income taxes	5,031	16,840	85,910	6,431
Depreciation, depletion and amortization	21,131	20,187	56,156	56,590
Basis of real estate sold	6,697	5,249	22,733	14,440
Net gain on insurance recoveries	(4,394)	—	(4,394)	—
Pension settlement charge	—	—	—	42,988
Non-operating pension and other postretirement benefit costs	3,271	3,557	9,956	10,670
Loss (gain) on disposal of fixed assets	1,139	(11)	1,700	(196)
Total Adjusted EBITDDA	$107,183	$135,386	$577,153	$218,330

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

The following table provides a reconciliation of cash provided by operating activities to CAD:

	Nine Months Ended September 30,		Twelve Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities[1]	$453,242	$190,845	$597,660	$224,486
Capital expenditures[2]	(40,977)	(31,749)	(55,013)	(50,080)
CAD	$412,265	$159,096	$542,647	$174,406
Net cash used in investing activities[3]	$(26,734)	$(28,265)	$(41,026)	$(45,935)
Net cash used in financing activities	$(86,081)	$(96,830)	$(114,205)	$(124,337)

[1]

Net cash provided by operating activities for the nine months ended September 30, 2021 and 2020 includes cash paid for real estate development expenditures of $6.4 million and $4.2 million, respectively. Net cash provided by operating activities for the twelve months ended September 30, 2021 and 2020 includes cash paid for real estate development expenditures of $8.9 million and $5.7 million, respectively.

[2]

Includes capital expenditures for the rebuild of the Ola, Arkansas sawmill of $5.0 million and excludes $13.3 million of insurance proceeds for the Ola, Arkansas sawmill property losses for the nine and twelve months ended September 30, 2021.

[3]	Net cash used in investing activities includes payment for capital expenditures and acquisition of non-strategic timber and timberlands, which is also included in our reconciliation of CAD.

Sources of Financing

Long-Term Debt and Credit Agreements

At September 30, 2021, our total outstanding net long-term debt was $758.1 million. We expect to refinance a $40.0 million term loan expiring in December 2021 at maturity, which is covered by a forward starting interest rate swap that hedges the variability in future benchmark interest payments attributable to changes in interest rates. All interest rates on our outstanding long-term debt are fixed rates under fixed rate loans or variable rate loans with an associated interest rate swap that fixes the variable benchmark interest rate component.

A number of our debt instruments and associated interest rate derivative agreements have an interest rate tied to LIBOR. On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that the USD LIBOR will no longer be published after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a steering committee comprised of large U.S. financial institutions, has recommended replacing LIBOR with the Secured Overnight Financing Rate (SOFR). While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. We are monitoring the developments regarding the alternative rates, will work with our lenders and counterparties to identify a suitable replacement rate and may amend certain debt and interest rate derivative agreements to accommodate those rates if the contract does not already specify a replacement rate. However, at this time, we are not able to predict whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such possible transition to alternative rates may be on our financial condition.

Financial Covenants

The Amended Term Loan Agreement and Amended Credit Agreement (collectively referred to as the Agreements) contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The Agreements also contain financial maintenance covenants including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. We are permitted to pay dividends to our stockholders under the terms of the Agreements so long as we expect to remain in compliance with the financial maintenance covenants. At September 30, 2021, we were in compliance with all covenants under the Agreements. The following table sets forth the financial covenants for the Agreements and our status with respect to these covenants at September 30, 2021:

	Covenant Requirement		Actual at September 30, 2021
Interest coverage ratio	≥	3.00 to 1.00	25.22
Leverage ratio	≤	40%	19%

See Note 5: Debt in the Notes to the Condensed Consolidated Financial Statements for additional information on our debt and credit agreements.

Contractual Obligations

There have been no material changes to our contractual obligations during the nine months ended September 30, 2021 outside the ordinary course of business.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2021. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of September 30, 2021.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no shares repurchased during the third quarter of 2021 under the Repurchase Program. At September 30, 2021, we had remaining authorization of $59.5 million for future stock repurchases under the Repurchase Program. Transaction costs are not counted against authorized funds. All common stock purchases are made in open-market transactions.

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
(101)

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed on October 29, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020 and (vi) the Notes to Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ WAYNE WASECHEK
Wayne Wasechek
Corporate Controller (Duly Authorized; Principal Accounting Officer)

Date:	October 29, 2021