Form 10-K
period 2021-12-31
POTLATCHDELTIC CORP
filed 2022-02-17
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2021, was approximately $3,489.1 million, based on the closing price of $53.15.

As of February 11, 2022, 69,083,913 shares of the registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2022 annual meeting of stockholders expected to be filed with the Commission on or about March 29, 2022 are incorporated by reference in Part III hereof.

Auditor Name: KPMG LLP Auditor Location: Seattle, Washington Auditor Firm ID: 185

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXPLANATORY NOTE

For purposes of this report, any references to "the company,” “us,” “we” and “our” include PotlatchDeltic Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often reference or describe our expected future financial and operating performance, including without limitation, expected effectiveness of our hedging instruments and swaps; expected return on pension assets; required contributions to pension plans; recognition of compensation costs relating to our performance share awards (PSAs) and restricted stock units (RSUs); expected amortization of unrecognized compensation cost of PSAs and RSUs; amount of net losses on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected tax payments and deferrals; anticipated share repurchases and dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; potential uses of and estimated payments under our credit facility; the expected impact from the Ola, Arkansas sawmill fire, anticipated insurance coverage, and expected timing to complete reconstruction and installation activities and return to full operation; planned carbon and climate report; expectations regarding debt obligations, interest payments and debt refinancing; expected purchase and other obligations; expectations regarding the U.S. housing market, home repair and remodeling activity; the lumber and log markets, lumber shipment volumes, sawlog demand, percent of log sales by log supply agreements; timber harvest volumes, sawlog mix and pricing; rural real estate and residential and commercial real estate development sales, and the average price per acre and developed lot; sufficiency of cash to meet operating requirements; expected 2022 capital expenditures; and similar matters.

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
•
unanticipated manufacturing disruptions, including disruptions or inefficiencies in our supply chain and/or operations;
•
the effect of weather on our harvesting and manufacturing activities;
•
the risk of loss from fires (such as the Ola, Arkansas sawmill fire and fires on our timberlands), floods, windstorms, hurricanes, pest infestation and other natural disasters;
•
impact of the coronavirus (COVID-19 and its variants) outbreaks, governmental responses to such outbreaks including any adverse effects of jurisdictions mandating COVID-19 vaccination and our ability to retain and recruit key personnel in light of such mandates, the effects of such mandates and the anticipated recovery from the pandemic on our business, suppliers, consumers, customers and employees;
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

PART I

ITEM 1. BUSINESS

General

PotlatchDeltic Corporation, formerly known as Potlatch Corporation and also formerly known as Potlatch Holdings, Inc., was incorporated in Delaware in September 2005 to facilitate a restructuring to qualify for treatment as a real estate investment trust (REIT) for federal income tax purposes. It is the successor to the business of the original Potlatch Corporation, which was incorporated in Maine in 1903. On February 20, 2018, Deltic Timber Corporation (Deltic) merged into a wholly owned subsidiary of Potlatch. Following the merger Potlatch changed its name to PotlatchDeltic Corporation.

We are a leading timberland REIT with operations in seven states where we own approximately 1.8 million acres of timberland. We also own six sawmills and an industrial grade plywood mill, a residential and commercial real estate development business and a rural timberland sales program.

Our operations are organized into three business segments:

•
Timberlands;
•
Wood Products; and
•
Real Estate

The map below shows the locations of our timberlands, manufacturing facilities, real estate development operations, and our corporate office located in Spokane, Washington.

Additional information regarding each of our business segments is included in this section, as well as in Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2: Segment Information in the Notes to Consolidated Financial Statements.

As a REIT, we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our stockholders, including the income derived from the sale of standing timber. We are required to pay federal corporate income taxes on income generated from the operations of PotlatchDeltic’s taxable REIT subsidiaries (PotlatchDeltic TRS or TRS), which principally consists of our Wood Products manufacturing operations and certain real estate investments. We are, however, subject to corporate taxes on built-in gains (the excess of fair market value over tax basis on the merger date) on sales of former Deltic real property held by the REIT during the five years following the Deltic merger (until February 2023). The sale of standing timber is not subject to built-in gains tax.

Business Strategy

Our business strategy encompasses the following key elements:

•
Timberlands provide stability. We own high-quality timberlands under a tax-efficient REIT structure, representing over 80% of our gross tangible asset value. We manage our timberlands sustainably over the long-term using best management practices designed to optimize the balance among timber growth, prudent environmental management and current cash flow, in order to achieve increasing levels of sustainable yield over the long-term. The stability of our timberlands supports a sustainable and growing dividend.
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
•
Integrated Timberlands and Wood Products operating model. Internal log sales to our mills comprised approximately 37% of our Timberlands revenues in 2021 and represented approximately 52% of our Wood Product's fiber costs. This strategy enables us to maximize the value of our assets, and, because we are a net log buyer in the South, our integrated model provides a natural hedge against southern sawlog prices that remain below long-term levels.
•
Efficient and productive Wood Products facilities. We rank as a top-10 lumber producer in the U.S. with approximately 1.1 billion board feet of capacity. We also own an industrial grade plywood mill with approximately 150 million square feet of capacity. Discretionary capital expenditures in our mills typically earn returns exceeding 20%.
•
Capturing incremental value of our real estate holdings. A portion of our timberland acreage is more valuable for other purposes, such as recreation, conservation, alternative energy facilities (such as new solar farms), residential or commercial development or to other timberland or real estate investors. We continually assess the potential uses of our lands and manage them proactively for the highest value. We have currently identified approximately 102,000 acres of our rural timberlands that we intend to sell over time at a meaningful premium to timberland value. Our real estate development activity in the TRS is primarily focused on a 4,800-acre premier master-planned community in Little Rock, Arkansas that we acquired as part of the 2018 Deltic merger.
•
Pursuing attractive acquisitions. We actively pursue timberland acquisitions that meet our financial and strategic criteria. The critical elements of our acquisition strategy generally include acquiring properties that complement our existing land base, are cash flow accretive and have attractive timber or include non-core timberland uses such as recreational, conservation, commercial or residential purposes, and that we can sell over time. For example during 2021, one of our acquisitions included just over 51,000 acres of high-quality, well stocked timberlands in southern Arkansas and northern Louisiana.
•
Committed to responsible environmental, social and governance values. Sustainability is a core corporate value instilled by managing a renewable resource for the long-term. We focus on meeting the needs of our stakeholders, now and into the future. We are committed to responsible corporate citizenship and environmental, social and governance (ESG) considerations are integrated in the way we do business every day. We recognize that our environmental commitment, the well-being of our employees, the independence and oversight of our Board of Directors, the positive impact we have in our communities, and our public advocacy can have a profound impact on our success for our stakeholders.

Business Segments

Timberlands Segment

We recognize the role forests play in combating climate change, including our timberlands providing a powerful source for carbon sequestration. In addition, harvested trees made into wood products continue to store carbon they have sequestered and can substitute for fossil-fuel emissions-intensive building materials. By leveraging decades of management experience and by working closely with scientific research organizations, we manage our timberlands on a sustainable basis in compliance with internationally recognized forest management standards while considering how climate change could create potential risks and opportunities. Our environmental, health, safety and forest stewardship policies reinforce our timberlands management approach. We are a leader in forest stewardship and sustainability with rigorous third-party auditing and certification of our forest practices which further supports clean air and water and protection of wildlife habitats.

Industry Background. The demand for sawlogs is significantly dependent upon price, species, grade, quality, proximity to wood consuming facilities and the ability to meet customer needs. The demand for pulpwood is dependent on the paper and pulp-based manufacturing industries. Both pulpwood and sawlogs are affected by domestic and international economic conditions, global population growth and other demographic factors, industry capacity and the value of the U.S. dollar in relation to foreign currencies. Locally, timber demand and pricing also fluctuate due to the expansion or closure of individual wood products and pulp-based manufacturing facilities.

Local log supplies also change in response to prevailing timber prices. Rising timber prices often leads to increased harvesting on private timberlands, including lands not previously made available for commercial timber operations. In the U.S. South, an oversupply of ready-to-cut standing timber exists due to years of low and deferred harvesting following the last housing market crash, which continues to depress sawlog prices. Supplies could tighten in the event of higher demand due to increased U.S. housing starts, increased wood product mill capacity, increased log and lumber exports and the impacts from weather-related conditions or a natural disaster. Log availability has tightened in the Pacific Northwest and Western Canada as a result of several years of devastating forest fires and continued harvest restrictions on federal lands. Further, in Western Canada, log availability continues to decline as salvage sawlogs remaining from the damage caused by the mountain pine beetle have mostly been processed, the British Columbia (B.C.) province continues to lower the Annual Allowable Cut, and the B.C. government recently announced its intention to defer harvesting of a significant portion of old growth forest in the province. These actions are contributing to potential B.C. mill closures and a shift of Canadian softwood lumber production to the eastern provinces of Canada.

Timberlands Operations. We strive to maximize cash flow by selling both delivered logs and entering into stumpage sales to external customers while managing our timberlands sustainably over the long-term. The Timberlands segment sells a portion of its logs at market prices to our Wood Products facilities. Intersegment sales to our Wood Products facilities were 37%, 37% and 36% of our total Timberlands segment revenues for 2021, 2020 and 2019, respectively. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. The segment’s customers range in size from small operators to multinational corporations. No third-party customer represented more than 10% of our consolidated revenues in 2021, 2020 or 2019. We compete in the marketplace through our ability to provide our customers with a consistent and reliable supply of high-quality logs at scale volumes and competitive prices.

In general, our log supply agreements require a specified volume of timber to be delivered to defined customer facilities at prices that are adjusted periodically to reflect market conditions. Prices in our Northern region contracts are adjusted periodically by species to prevailing market prices for logs, lumber, wood chips and other residuals. Additionally, in Idaho for both external and internal customers, we index the price of approximately 75% of our sawlogs sold to the price of lumber. Prices in our Southern region contracts are adjusted every three months based on prevailing market prices for logs. Typically, our log supply agreements are in place for one to five years. In 2021, approximately 34% of our harvest volume was sold under log supply agreements. We expect approximately the same amount to be sold under log supply agreements in 2022. The segment also generates revenue from non-timber resources such as hunting leases, recreation permits and leases, mineral rights leases and carbon sequestration.

Timberlands Ownership. The Timberlands segment manages approximately 1.8 million acres of timberlands, including approximately 16,000 acres under long-term leases. The following provides additional information about our timberlands at December 31, 2021.

Region	State	Description	Acres (in thousands)
Northern region	Idaho	Variety of commercially viable softwood species, such as Douglas fir, grand fir and inland red cedar	626
	Minnesota	Primarily pine, aspen and hardwoods	11
		Total Northern region	637

Southern region	Arkansas	Primarily southern yellow pine and hardwoods	950
	Mississippi	Primarily southern yellow pine and hardwoods	98
	Alabama	Primarily southern yellow pine and hardwoods	87
	Louisiana	Primarily southern yellow pine and hardwoods	31
		Total Southern region	1,166
		Total	1,803

The aggregate estimated volume of current standing merchantable timber inventory is updated annually to reflect increases due to reclassification of young growth to merchantable timber, when the young growth meets defined diameter specifications, the annual growth rates of merchantable timber and the acquisition of additional merchantable timber and to reflect decreases due to timber harvests and land sales. This estimate is derived using methods consistent with industry practice and is based on statistical methods and field sampling. The estimated timberland volume includes timber in environmentally sensitive areas where the timberlands are managed in a manner consistent with best management practices and state forest practice acts. The following provides additional information about our estimated standing timber inventory at December 31:

(Tons in millions)	2021	2020	Change
Northern region	28.8	29.8	(1.0)
Southern region	59.2	53.5	5.7
Total	88.0	83.3	4.7

Timberlands Harvest. Our short-term and long-term harvest plans are critical factors in our timberland management process. Each year, we prepare a harvest plan designating the timber tracts and volumes to be harvested during that particular year. Our harvest plans take into account changing market conditions, are designed to contribute to the growth of the remaining timber and reflect our policy of environmental stewardship. These plans optimize harvest schedules, incorporating best forest management practices such as streamside management zones and stand level retention of wildlife habitat features. We conduct all operations in accordance with regulatory and certification requirements that protect water quality, wildlife habitat, and worker safety. Each harvest plan reflects our analysis of the age, size and species distribution of our timber, as well as our expectations about harvest methods, growth rates, the volume of each species to be harvested, anticipated dispositions, thinning operations, regulatory constraints and other relevant information. Since sustainable harvest plans are based on projections of weather, timber growth rates, regulatory constraints and other assumptions, many of which are beyond our control, there can be no assurance that we will be able to harvest the volumes projected or the specific timber stands designated in our harvest plans. Detailed harvest information for the year ended December 31, 2021 and 2020, by region and product is presented in Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table presents a summary of our total timber harvest by region during 2021.

	Timber Harvested
(Tons in thousands)	Sawlogs	Pulpwood	Stumpage	Total
Northern region	1,593	33	—	1,626
Southern region	1,834	1,578	477	3,889
Total	3,427	1,611	477	5,515

Our harvest volume in 2021 was lower than planned primarily due to wet weather in the Southern region hampering harvest activities and the fire at the Ola sawmill leading to harvest deferrals. Our current harvest projection for 2022, which is based on constant timberland holdings and takes into consideration such factors as market conditions, the age of our timber stands and recent timberland sales and acquisitions is expected to be approximately 6.1 million tons.

Sustainable Forestry Practices

Our timberlands are working forests where we ensure appropriate measures are taken to protect biological diversity, water quality and other ecosystem values. Our timberlands also provide unique environmental, cultural, historical and recreational value. We recognize that some areas need to be conserved and species at risk need to be protected on the lands we manage. We work hard to protect these and other qualities, while still managing our forests to produce financially mature timber. Our timberlands include a wide diversity of softwood and hardwood species. We have developed an internal best management practice (BMP) to promote sustainable timberland management through a set of standards. We use these standards to maintain the health of forest soil, protect water quality and aquatic habitat and promote biodiversity. Our foresters implement BMPs as part of our environmental management system, and we require that all contractors implement applicable BPMs during forest management activities on our lands and in our mill supply chain. Our foresters maintain an approved contractor list and monitor trained contractors who implement environmental protections by following specific prescriptions for the tract being harvested and planting following final harvests. In 2021, we planted over 21.6 million seedlings – 14.9 million in the U.S. South on 32,000 acres and 6.7 million in Idaho on 16,300 acres.

Our timberlands are 100% certified to the SFI® Forest Management standards and approximately 70% of our combined timberlands in Arkansas and Louisiana are certified to the FSC® Forest Management standards. We generally are able to realize price premiums for pulpwood from our FSC® certified lands. We also take an active approach to regulatory developments by participating in standard-setting where possible. We work cooperatively with regulators to create voluntary conservation plans that address environmental concerns while preserving our ability to operate our timberlands efficiently.

Timberland fires continue to increase, particularly in Western Canada and the Pacific Northwest. As the largest private landowner in Idaho, we have implemented several practices to help mitigate fire risk on our Idaho timberlands. Such practices include participating in fire protection districts or cooperative agreements with state, federal and private timberland owners where participants contribute assets and resources to fight fires regardless of the location of the fire. During periods of high fire danger, we may prohibit campfires, close access on our timberlands, adjust harvest schedules to late evening/early mornings and post individuals on site following logging activities to monitor for potential fire outbreaks. Further, from May to October, our agreements with both logging and silviculture contractors require them to have on site specific firefighting resources such as water, water pumps and hand tools. Fire is an important tool in forest management to remove post-logging woody debris known as slash and to help prepare sites for replanting. Approvals for burning the remaining slash are obtained through the Montana/Idaho Airshed Group, which evaluates atmospheric conditions and other burning activities underway to minimize airshed impacts.

Our Southern timberlands are less susceptible to fires as they are located in areas that have relatively high humidity. Our Southern harvesting operations result in less slash at final harvest due to stand thinning techniques to promote timber yield. Warm weather and wet conditions in the South allow the slash to be mechanically spread back into the tract returning nutrients to the soil. These practices not only help ensure our timberlands are available for future harvest, but also reduces potential environmental impacts that often come from timberland fires.

Wood Products Segment

Operations. We are a top 10 lumber manufacturer in the U.S. with 1.1 billion board feet of capacity. We also own an industrial grade plywood mill with 150 million square feet of capacity. We believe that competitiveness in the industry is largely based on individual mill efficiency and on the availability of competitively priced raw materials on a facility-by-facility basis, rather than on the number of mills operated. This is because it is generally not economical to transfer logs between or among facilities, which might permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. For these reasons, we believe we are able to compete effectively with companies that have a larger number of mills. We compete based on product quality, customer service and price.

Our Wood Products segment manufactures and sells lumber, plywood and residual products at seven mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold through our sales department to end users, retailers or wholesalers for nationwide distribution primarily for use in home building, repair and remodeling, industrial products and other construction activity. In general, the following factors influence sales realization and demand for wood products:

•
Residential and multi-family construction is influenced by factors such as population growth and other demographics, availability of labor and developable land, level of employment, consumer confidence, consumer income, availability of financing, interest rate levels, and the supply and pricing of existing homes on the market.
•
Repair and remodel of existing homes is influenced by the size and age of existing housing stock, which is now 42 years on average, and access to home equity financing and other credit.
•
The supply of commodity building products is influenced by changes in production capacity and utilization rates, weather, raw material supply and availability of skilled labor and transportation.

We continually invest in maintenance and discretionary capital projects at our Wood Products facilities. We evaluate discretionary capital improvements primarily based on expected level of return on investment. Our ongoing capital improvements provide increased productivity, enhanced employee safety, compliance with regulatory standards and environmental benefits. A description of our Wood Products facilities, all of which are owned by us, together with their respective 2021 capacities are as follows:

Annual Capacity[1,2]
Sawmills:
Warren, Arkansas	220 MMBF
Waldo, Arkansas	190 MMBF
St. Maries, Idaho	185 MMBF
Gwinn, Michigan	185 MMBF
Ola, Arkansas[3]	150 MMBF
Bemidji, Minnesota	140 MMBF
Plywood Mill:
St. Maries, Idaho	150 MMSF

[1]

Capacity represents the proven annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Normal operating conditions are based on the configuration, efficiency and the number of shifts worked at each individual facility. In general, the definition includes two shifts per day for five days per week (two 40-hour shifts) at each facility, which is consistent with industry-wide recognized measures. Production can exceed capacity due to efficiency gains and overtime. Actual sawmill production for 2021 was 1,024 MMBF.

[2]	MMBF stands for million board feet; MMSF stands for million square feet, 3/8-inch panel thickness basis.
[3]

In June 2021, a fire occurred in the Ola, Arkansas sawmill’s large-log primary breakdown machine center. The planer mill, kiln, and shipping department were not affected. We restarted the small-log line at the sawmill in the fourth quarter of 2021, which has an estimated annual capacity of 30 MMBF. Reconstruction is underway and we expect to restart the large-log line in the third quarter of 2022. The sawmill’s annual capacity is estimated to be 150 MMBF after the start-up phase is completed in 2023. Actual production was averaging approximately 130 MMBF prior to the fire.

Wood Procurement. Our procurement foresters purchase wood fiber for our facilities from our timberlands or from private, state and federal sources. We are committed to producing wood products that meet both customer demand and quality as well as responsibly sourcing the raw materials. No matter where the logs originate, we are committed to sourcing them in a manner that protects the many values the forest provides. All seven of our Wood Products facilities are certified to the SFI Fiber Sourcing standard, which provides structure as to how we purchase fiber from both certified and non-certified forest lands. We generally do not maintain long-term supply contracts for a significant volume of logs. During 2021, 2020 and 2019, purchases from our Timberlands segment was approximately 52%, 51% and 43% of our Wood Products segment fiber costs, respectively.

Wood products manufacturing uses sophisticated computerization that maximizes log utilization. During the manufacturing process, wood residuals are generated, including sawdust, shavings, chips and bark which are used internally in our boilers for steam energy, with the remainder sold for a wide range of uses. As a result, nearly 100% of our logs are utilized. We source energy for the mills from our internal boilers with any shortfall of needs provided by purchased electricity, natural gas and propane. We ship the lumber and plywood produced by rail and truck for end uses that typically have long-life applications prior to recycling or disposal.

Real Estate Segment

The activities of our Real Estate segment consist primarily of the sale of rural land and real estate development and subdivision activity.

Rural real estate operations. We sell rural land that is not strategic to our core timberland operations, or that has higher values for recreational, conservation, commercial or residential purposes over time. Sales of these lands may occur over a decade or more. We continually assess the highest value and best use of our timberlands through periodic stratification assessments on our timberlands, and as new timberlands are acquired. From time to time, we also take advantage of opportunities to sell core timberland where we believe pricing to be particularly attractive, to match a sale with a purchase of more desirable property while deferring taxes in a like-kind exchange transaction, or to meet various other financial or strategic objectives. We have currently identified approximately 102,000 acres of non-core timberland real estate.

As a custodian of our timberlands, we recognize that the best outcome for some of our timberlands could be to conserve them as forestland in perpetuity. We realize this goal through land partnerships, conservation land sales and conservation easements. Through our conservation efforts, public agencies have increased forest ownership and connected parcels previously blocked from public access, while securing working forests for the future, and most often allowing for access to the public for recreation. Since 2018, approximately 70% of our rural land sales acreage has been for conservation with the remaining 30% for rural recreational purposes. Rural recreational land transactions provide an opportunity for neighboring landowners to increase their ownership, and also for both in-state and out-of-state buyers to find a place where they can get away to a rural home, or hunt, fish, hike and enjoy the outdoors.

Results for the rural real estate operations depend on the demand for our non-core timberlands, the types of properties sold, the basis of these properties and the timing of closings of property sales.

Development real estate operations. The Real Estate segment also engages in real estate development and sales through PotlatchDeltic TRS. Chenal Valley in Little Rock, Arkansas is a premier, upscale master planned community, with approximately 4,800 acres of residential and commercial properties centered around a country club with two championship golf courses. In addition, we have 800 acres of land in Hot Springs, Arkansas available for future development. In Chenal Valley, approximately 20% of each neighborhood is set aside as greenspace. In addition, about 15% of the total acreage is preserved as greenspace throughout the development and between neighborhoods. Our Red Oak Ridge development in Hot Springs, Arkansas incorporates many of the same environmentally conscious practices.

For these properties, we develop and market residential lots and commercial sites, and at times sell undeveloped acreage. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. Infrastructure and other improvements to support the development and sale of residential and commercial properties are provided for and funded directly by us, or in some circumstances, through real property improvement districts. We develop such properties when sufficient demand exists and substantially all infrastructure is completed. Future infrastructure investments are primarily for the development and sale of additional property. Most of the core infrastructure is already in place for Chenal Valley. We typically develop between 100-150 residential lots in the Chenal Valley each year. In addition, approximately 1,600 potential residential lots are available for future development and sale. We have approximately 335 additional acres available for commercial purposes. Our competitors in our real estate markets are other landowners or developers.

Results for the development real estate operations depend on the location within the development, the amount of new and existing housing inventory levels, and the timing of closing of property sales.

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

Environmental Compliance and Regulations

Regulations affecting our timberlands. Enactment of new environmental laws or regulations, or changes in existing laws or regulations, particularly relating to air, wildlife, water quality and climate change, or their enforcement, may require significant expenditures by us or may adversely affect our timberland management, harvesting activities and manufacturing operations. Forest practice laws and regulations that affect present or future harvest and forest management activities in certain states include:

•
limits on the size of clearcuts,
•
requirements that some timber is left unharvested to protect water quality and fish and wildlife habitat,
•
regulations regarding construction and maintenance of forest roads,
•
rules requiring reforestation following timber harvests, and
•
various related permit programs.

Each state in which we own timberlands has developed best management practices to reduce the effects of forest practices on water quality and aquatic habitats. Additional and more stringent regulations may be adopted by various state and local governments to achieve water-quality standards under the federal Clean Water Act, protect fish and wildlife habitats and human health, or achieve other public policy objectives. These requirements may alter or introduce restrictions on some of our silviculture activities, notably the application of pesticides and herbicides to our timberlands in some areas.

Similarly, a number of species indigenous to our timberlands have been listed as threatened or endangered or have been proposed for one or the other status under the Endangered Species Act. As a result, our activities in or adjacent to the habitat of these species may be subject to restrictions on the harvesting of timber, reforestation activities and the construction and use of roads.

Our operations are regulated under the Clean Water Act, which regulates the discharge of pollutants into the waters of the U.S. This generally means obtaining permits for certain of our silviculture activities and abiding by applicable restrictions. Federal agency rulemaking and related litigation under the Clean Water Act has expanded the definition of waterways subject to the Act’s jurisdiction. This, in turn, has increased the number of required federal and state permits in some areas of our operations as it relates to the application of pesticides and herbicides on timberlands, which has increased operating costs. Pending and future federal and state rulemaking, and judicial challenges thereto, could make compliance with the Clean Water Act, as well as comparable state laws, more or less costly to us, and we are not able to predict the final resolution of these matters. Although this and related regulations have not had, and we do not expect in 2022 that they will have a material effect on our operations, they could do so in the future.

Regulations affecting our manufacturing operations. Our manufacturing operations are subject to federal and state laws and regulations, including those relating to air emissions, storm water and wastewater discharges, solid and hazardous waste management, site remediation and endangered species. We are also subject to the requirements of the federal Occupational Safety and Health Act (OSHA) and comparable state statutes relating to the health and safety of our employees. We maintain environmental and safety compliance programs and conduct regular internal and independent third-party audits of our facilities to monitor compliance with these laws and regulations. Our capital projects typically are designed to enhance safety, extend the life of a facility, lower costs and improve efficiencies, increase capacity and comply with regulatory standards. Compliance with environmental regulations is a significant factor in our business and can require significant capital expenditures as well as additional operating costs.

Our Wood Products facilities have environmental compliance procedures, which establish best practices, programs and procedures to drive continual compliance with federal, state and local regulations governing air emissions, water discharges, and waste disposal. We pursue continual improvement in our compliance programs through plans, training, monitoring and performance evaluation and through regular internal compliance audits and corrective action processes. We share key findings and best practices identified through these processes across facilities to drive proactive improvements elsewhere.

Under the Clean Air Act and our site specific Renewable Operating Permits, our Wood Products facilities closely monitor operating parameters and air emissions, including hazardous air pollutants to ensure those emissions are minimized. Efforts that increase the efficiency of our manufacturing process and improve energy efficiency provide the benefit and opportunity to reduce greenhouse gas emissions. Direct greenhouse gas emissions from our operations largely consist of carbon dioxide from our Wood Products facilities which use energy sourced from a combination of purchased electricity and on-site boilers that utilize residual wood or natural gas for fuel.

Compliance. Our manufacturing facilities and timberland operations are currently in substantial compliance with applicable environmental laws and regulations. We cannot be certain, however, that situations that give rise to material environmental liabilities will not be discovered.

At this time, we believe that federal and state laws and regulations related to the protection of endangered species and air and water quality will not have a material adverse effect on our financial position, results of operations or liquidity. We anticipate, however, the enactment of increasingly strict laws and regulations relating to the environment, natural resources, climate change and forestry operations, which may result in additional restrictions on our operations, leading to increased costs, additional capital expenditures and reduced operating flexibility.

ESG and Climate Change. We recognize that ESG factors are the foundation for long-term success and that global climate change presents opportunities and risks. Our Vice President, Public Affairs and Chief ESG Officer provides leadership on our ESG reporting and initiatives, working with cross-functional ESG teams. ESG programs are integrated into existing environmental management and safety systems across divisions, supported by annual audits, regional and divisional management reviews, safety team processes, and annual training and budgeting plans. Our board of directors and management team has oversight of our ESG strategies, goals, and progress, including climate risks and opportunities and are regularly provided with information and engage in discussions. Environmental management and ESG risks and opportunities, including climate-related issues, are also coordinated within our annual Enterprise Risk Management framework.

Sustainably managed forests combat climate change through atmospheric carbon removals. Active forest management can enhance carbon uptake because the rate of carbon uptake slows as forests mature, and natural tree mortality increases. Wood products manufacturing converts harvested logs into long-lived wood products storing about 50% of the carbon in the product and acting like a carbon vault. At the end of 2020, our timberlands were storing an estimated total of 145 million metric tons of CO2e including an estimated 98 million metric tons CO2e in merchantable above-ground portions. In 2020, our merchantable tree growth sequestered an additional estimated 5.1 million metric tons of CO2e.

We have committed to completing scenario-analysis for our business under various temperature forecast scenarios, aligned with the Task Force on Climate-Related Financial Disclosures guidance. We plan to publish our analysis in our inaugural Carbon and Climate Report in 2022. This report will also detail our 2021 data for atmospheric carbon removals, carbon storage and our Scope 1, Scope 2, and Scope 3 greenhouse gas emissions.

Our climate-related risks and opportunities can be grouped in two categories: physical and transition. Physical risks and opportunities include acute impacts that are event driven and chronic impacts resulting from longer-term changes in climate patterns. Our acute risks could include potential increases in extreme weather events and heightened wildfire risks. Chronic impacts could include potential long-term opportunities arising from increased productivity and yield in tree growth. Transition risks and opportunities arise from policy, regulatory, legal, technological, market and other societal responses to the challenges posed by climate change and the transition to a low-carbon economy. Potential opportunities could include market opportunities arising from the increased use of innovative wood products, such as mass timber and policies and incentives that encourage greater use of wood-based products in buildings. Growth in carbon offset markets as sustainably managed forests are recognized as a natural climate solution could also provide opportunities. Transition risks could include a carbon tax as well as operational impacts such as changes in energy costs and regulatory impacts in environmental management.

Human Capital Resources

At December 31, 2021, our workforce consisted of 1,299 employees of which 26% are salaried and 74% are hourly employees. Our Wood Products segment employs approximately 84% of our total workforce and is the only segment that includes an hourly workforce. Certain employees at one of our sawmills, representing 14% of our total workforce, are covered under a collective bargaining agreement which expires in 2023.

Health and Safety. Our commitment to our employees starts with a strong culture that prioritizes health and safety as a core value. We are focused on preventing occupational illness and injuries without compromise. Our operations have comprehensive safety programs that include safety audits, training, contractor safety requirements and annual health and safety budgets as part of essential capital planning. We regularly review safety incidents, risk-identification reports and “near-miss” incidents and apply key learnings across our organization. Contractor safety is a focal point of our timberland safety program. Timber harvesting, road building and trucking contractors must meet stringent state and federal safety regulations and undergo annual industry specific and PotlatchDeltic safety training. In addition, we have implemented a training video and a Supplier Code of Conduct with which we expect our core operational contractors to comply with.

We remain committed to prioritizing the health and well-being of our employees and their families in light of the COVID-19 pandemic. We continue to follow guidelines issued by the World Health Organization, Centers for Disease Control and Prevention, and local health providers, adapting our policies and procedures quickly in response to continually evolving information, statistics, and best practices. For employees at our Wood Products facilities, we have implemented protocols for health screening, contact tracing, attendance policies, social distancing, sanitation and mask-wearing and have enhanced our leave benefits to pay employees that are required to quarantine through COVID-19 contact tracing exposure protocols. We have provided our workforce with locally relevant information about the pandemic, including how employees can get vaccinated, have strongly encouraged our employees to get vaccinated, and have offered on-site vaccination clinics at our Wood Product facilities. As the number of COVID-19 cases declined and vaccination rates increased, we continue to welcome back employees who transitioned to working from home during the pandemic back to our corporate and field offices, based on an evaluation of local conditions and regulations. We continue to monitor the recent spread of new COVID-19 variants and will adjust our onsite work policies and procedures where necessary.

Diversity and Inclusion. Diversity and inclusion are a fundamental part of our values, and we are proud to be an equal opportunity employer. The principles underlying our commitment to diversity and inclusion are reflected through our policies, including our Diversity, Equity, and Inclusion Policy, Human Rights Policy, Corporate Conduct and Ethics Code, Equal Employment Opportunity Policy and Americans with Disability Act Policy. We strive to employ a workforce that is representative of the communities in which we operate and continue to incorporate diversity initiatives into our policies and practices including those related to hiring, employee development, and succession planning.

We review our compensation and benefit plans annually to ensure that we are providing competitive, contemporary, and inclusive programs so we can attract and retain the best people and support the health and well-being of our employees and their families. We believe in the importance of pay equity, evaluate gender pay equity on an on-going basis and adjust salaries as appropriate. The average variance in median pay between men and women by pay grade is less than 1% across the company. At December 31, 2021, women represent 18% of our total workforce, 30% of our salaried workforce and 14% of our hourly workforce. We continue to explore how we might more effectively attract and retain women to our industry and to our company in order to build a pipeline of talent from which to promote for future leadership roles.

Our ability to influence the overall diversity of our workforce is highly dependent on several key factors, the most important of which is the pool of qualified candidates in the areas in which we operate. Many of our operations are located in rural communities where the economy is driven by the timber industry and our workforce reflects the demographics and culture of those localities. We continue to emphasize the importance of sourcing talent from these local communities and employee retention so that our workplace demographics represent the communities in which we operate. Overall, 19% of our workforce is comprised of individuals that identify as a member of one or more racial minority groups.

People Development. We recognize that employing a highly skilled and diverse workforce is a competitive advantage and leads to better employee engagement. We are committed to the development of all employees in support of their career aspirations. We have formal and informal programs to develop our workforce to become more proficient in their current roles and grow their careers in preparation for larger roles throughout the company.

Succession planning is critical to ensuring that we have the right people in the right position at the right time. We conduct annual succession planning meetings across the organization starting with our local operations and rolling up to our division and corporate levels including our executive team. Individuals who have demonstrated a desire and ability to move to new leadership roles collaborate with their managers to document meaningful development plans designed to ensure that their development remains on track.

For more detailed information regarding our programs and initiatives, see “Committed to Social Responsibility” within our Environmental, Social & Governance Report (on our website). This report and other information on our website are not incorporated by reference into and do not form any part of this annual report on Form 10-K.

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

Information About Our Executive Officers

As of February 11, 2022, information on our executive officers is as follows:

Eric J. Cremers (age 58), has been a director since March 2013 and our President and Chief Executive Officer since January 2021. Mr. Cremers also served as President and Chief Operating Officer from March 2013 through December 2020, Chief Financial Officer from March 2013 through August 2013, and Executive Vice President and Chief Financial Officer from February 2012 to March 2013. Mr. Cremers joined the company in 2007 as Vice President and Chief Financial Officer.

Jerald W. Richards (age 53), has served as Vice President and Chief Financial Officer since September 2013. He was employed by Weyerhaeuser Company and served as Chief Accounting Officer from October 2010 to August 2013, and corporate segment controller from 2008 to October 2010.

Ashlee T. Cribb (age 53), has served as Vice President, Wood Products since July 2021. She previously served in various roles with Roseburg Forest Products, including as Senior Vice President - Chief Commercial Officer from February 2019 to July 2021, Vice President, Structural Products from February 2018 to February 2019 and Business Director, Structural Products from January 2017 to February 2018.

Darin R. Ball (age 56), has served as Vice President of Timberlands since December 2017. From 2012 to December 2017, he served as Manager of our Idaho Timberlands business.

William R. DeReu (age 55), has served as Vice President, Real Estate since February 2018 and as Vice President, Real Estate and Lake States Timberlands from February 2012 to February 2018.

Michele L. Tyler (age 53), has served as Vice President, General Counsel and Corporate Secretary since August 2019. Prior to joining the company, Ms. Tyler served in legal roles with Vectrus, Inc. (NYSE: VEC), from January 2009 to January 2019, including as Senior Vice President, Chief Legal Officer, and Corporate Secretary from September 2014 to October 2018.

Anna E. Torma (age 60), has served as Vice President, Public Affairs and Chief ESG Officer since February 2022, Vice President, Public Affairs from March 2019 to February 2022, and Director of Public Affairs from April 2018 to March 2019. Prior to joining the company, Ms. Torma worked as Principal for Torma Research providing strategic consulting services, primarily to forest products companies, from January 2017 to April 2018.

Robert L. Schwartz (age 49), has served as Vice President, Human Resources since May 2014 and as Director, Human Resources from February 2009 to April 2014.

Wayne Wasechek (age 51) has served as Controller and Principal Accounting Officer since November 2018. He previously served as Vice President and Assistant Controller of Vail Resorts, Inc. (NYSE: MTN) from 2011 to 2018 and as Senior Director of Financial Reporting of Vail Resorts from 2006 to 2011.

The term of office of the officers of the company expires at the annual meeting of our board and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a significant degree of risk. Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of the following risks and, as a result, the trading price of our common stock could decline. While the risks described below have been identified by management as the most material to the company, they are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations or liquidity. The risks described below should carefully be considered together with the other information contained in this report.

Industry and Business Risks

Economic Conditions

The cyclical nature of our business could adversely affect our results of operations.

The financial performance of our operations is affected by the cyclical nature of our business. The markets for manufactured wood products and real estate are influenced by a variety of factors beyond our control. Our business is particularly dependent upon the health of the U.S. housing market, and specifically demand for new homes and home repair and remodeling which are subject to fluctuations due to changes in economic conditions, changes in employment levels, consumer confidence, financial markets, interest rates, credit availability (including homebuyers’ ability to qualify for mortgages), supply chain disruptions, availability of labor and developable land, inflation, population growth, weather conditions and other factors. Historical prices for our manufactured wood products have been volatile as a result of demand, particularly in recent years, and we have limited direct influence over the timing and extent of price changes for our manufactured wood products. In our Timberlands business, our sawlog price realizations in Idaho are subject to fluctuation in lumber prices as we index a significant portion of these sawlogs under long-term supply agreements on a four-week lag to lumber prices. The demand for real estate can be affected by changes in factors, such as interest rates, credit availability, economic conditions, changes in consumer preferences, limited wage growth, any weakening of consumer confidence and the availability of developable land, as well as by the impact of federal, state and local land use and environmental protection laws. The potential effect of these factors on our future operational and financial performance is highly uncertain, unpredictable and outside our control. As a result, our past performance may not be indicative of future results.

COVID-19 Pandemic

Pandemic issues, including the continuing COVID-19 pandemic, could adversely affect our business.

We face risks related to public health epidemics and other outbreaks, including the global outbreak of a novel strain of coronavirus (“COVID-19”) and its variants. The COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions across the United States including in most of the regions in which we sell our products and conduct our business operations. As a result, the pandemic has caused, and is likely to continue to cause, significant volatility in capital markets and economic disruption such as periodic adverse fluctuations on the demand and pricing for our logs, wood products and real estate properties, personnel absences, disruptions to our supply chain and the manufacturing and distribution of our timber and wood products. Our suppliers, third-party logging and hauling and shipping contractors and customers have also experienced, and may continue to experience, disruptions in their operations, which can result in delayed deliveries of raw materials, products and services, reduced, or canceled orders, rising commodity prices, increased freight, and increased collection risks.

We are actively monitoring the potential impacts on our operations, workforce, supply chain and our consolidated results of operations as a result of the continued spread of the COVID-19 variants and continue to adjust production where possible to match demand. However, our predictions about the impact that COVID-19 or other viral outbreaks will have on our business, financial condition, or results of operations may not be accurate as they depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include, but are not limited to, the severity of the virus’s impact on the economy, recent increases in inflation and the extent such increases will continue, housing demand, new residential construction and home repair and remodeling activity, current and future restrictions or disruptions of transportation such as reduced availability of rail and trucking to transport our products to our customers, the future geographic spread or mutation of COVID-19 or the outbreak of another virulent disease, continuation of or changes in governmental responses to disease outbreak, the duration of disease outbreak, the timing and effectiveness of treatment and testing options, availability and distribution of a vaccine, consequential restrictions, business disruptions, the effectiveness of responsive actions taken in the United States and other countries to contain the disease and actions that may be taken by our competitors, suppliers or customers.

While several COVID-19 vaccines have been approved and are available for use in the United States, we are unable to predict how widely utilized the vaccines ultimately will be, whether they will be effective in preventing the symptoms and spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, or financial condition. The continuation of the pandemic or expanded or recurring outbreaks could exacerbate the adverse impact of such measures. Any requirements to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested regularly in the jurisdictions in which we operate could be difficult and costly, and could result in labor disruptions, employee attrition and difficulty securing future labor needs.

Commodity Products

Our wood products are commodities that are widely available from other producers. Failure to compete effectively in our markets could adversely affect our financial results.

Because commodity products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand and competition from substitute products. Prices for our products are affected by many factors outside of our control, and we have no influence over the timing and extent of price changes, which often are volatile. Our profitability with respect to these products depends, in part, on managing our costs, particularly raw material and energy costs, which represent significant components of our operating costs. These costs can fluctuate based upon factors beyond our control including, but not limited to, changes in demand, supply chain disruptions and inflation or deflation, all of which could have a material adverse effect on our results of operations and cash flows.

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

The future volume and pricing of lumber imports entering U.S. markets remain uncertain. Historically, Canada has been the most significant source of lumber imports to the U.S. market. For decades, the U.S. and Canada have been in a dispute over pricing for softwood lumber entering the U.S., which has resulted in trade cases and negotiated agreements between the two countries. The U.S. and Canada signed a Softwood Lumber Agreement in 2006, which expired in October 2015. On November 25, 2016, the U.S. lumber industry filed a petition seeking injury determination with the U.S. International Trade Commission, and a petition seeking countervailing (CVD) and anti-dumping (AD) duties on Canadian lumber imports with the U.S. Department of Commerce. Final rulings on injury and CVD and AD duties went into effect on December 28, 2017 resulting in the combined CVD and AD cash deposit rate to be paid by most Canadian exporters initially established at 20.23%. The most recent annual administrative review covering 2019 was completed in November 2021 resulting in the CVD and AD combined rate of 17.90%. The U.S. Department of Commerce has begun preliminary work on its third administrative review, which will cover 2020. A final decision on that review is not expected until late 2022. The Government of Canada continues to appeal the determinations by the U.S. Department of Commerce and the U.S. International Trade Commission supporting the AD/CVD duties as well as to challenge these duties in the World Trade Organization.

We are not able to predict when, or if, a new softwood lumber agreement will be reached or, if reached, what the terms of the agreement would be. Similarly, we are not able to predict if the current U.S. policy of imposing import duties on Canadian softwood lumber will continue. We could, therefore, experience significant downward pressure on lumber prices caused by Canadian imports.

Third-Party Logging and Hauling Contractors

Our operations are affected by third-party logger availability, transportation availability and changes in costs from these third parties.

Our Timberlands business depends on the availability of third-party logging and hauling contractors. Our Wood Products business depends on third-party transportation providers, including railcar and truck transportation. Our timberlands are located primarily in rural areas where skilled logging and hauling labor availability may be limited. As a result of weak business conditions in the timber industry that persisted for several years following the Great Recession, there are fewer logging and hauling contractors in certain markets to harvest and deliver our logs. This shortage has resulted in an overall increase in logging and hauling costs and, in some cases, compromised the general availability of these contractors. Any increase in harvest levels due to significant and/or extended increased demand for logs could further strain the existing supply of third-party logging and hauling contractors. This, in turn, could increase the cost of log supply and delivery, or prevent us from fully capitalizing on favorable market conditions by limiting our ability to harvest our timber and deliver our logs to market.

Additionally, our third-party contractors are subject to several events outside of their control, such as disruption of transportation infrastructure, labor issues, increased competition for loggers, truck drivers and railcar availability. Logger and truck driver shortages or failures of a third-party transportation provider to timely deliver our products to our mills and our customers, could harm our supply chain, negatively affect our customer relationships and have a material adverse effect on our financial condition, results of operations and our reputation. Further, increases in the cost of labor or fuel could negatively impact our financial results by increasing the cost of these services and could also result in an overall reduction in the availability of these services.

Timberlands Operations

Our operating results and cash flows are materially affected by the supply and demand for timber.

A variety of factors affect prices and demand for timber including changes in availability at the local, national and international level, all of which can vary by region, timber type (sawlogs or pulpwood logs) and species. On a local level, supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local timberland owners, as well as occasionally high timber salvage efforts due to events such as unusual pest infestations or fires. Our timberlands are primarily located in Alabama, Arkansas, Idaho, Louisiana and Mississippi. As a result, we may be susceptible to adverse economic and other developments in these regions, including industry slowdowns, mill closures and curtailments, business layoffs or downsizing, relocations of businesses, changes in demographics, increases in real estate and other taxes and increased regulation, any of which could have a material adverse effect on us. Further, as the demand for paper nationwide continues to decline, closures and curtailment of pulp mills have adversely affected the demand and pricing for pulpwood and wood chips in certain regions in which we operate. Also, demand in other parts of the world may affect timber prices in the markets in which we compete. For example, although we do not sell into the Asian markets, Asian demand can indirectly impact pricing and supply in North American timber and lumber markets.

In Alabama, Arkansas, Louisiana and Mississippi, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial logging operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in log prices have often resulted in lower harvest levels, causing short-term decreases in supply that have tended to moderate price decreases. In the South, timber growth rates have exceeded harvests during the past decade. This condition has led to an oversupply of harvestable timber in the region, which has kept timber prices at relatively low levels.

In Idaho, a greater proportion of timberland is government owned as compared to the southern states where we operate. For more than 20 years environmental concerns and other factors have limited timber sales by federal agencies, which historically had been major suppliers of timber to the U.S. forest products industry, particularly in the West. Any reversal of policy that substantially increases timber sales from government owned land, including opening federal lands to thinning and additional harvesting to reduce fire risks, could have a material adverse effect on our results of operations and cash flows.

We may be unable to harvest timber or we may elect to reduce harvest levels due to market, weather, climate change and regulatory conditions, either of which could adversely affect our results of operations and cash flows.

Our timber harvest levels and sales may be limited due to weather impacting timber growth cycles and restrictions on access, availability of contract loggers, mill closures and curtailments and regulatory requirements associated with the protection of wildlife and water resources. Future timber harvest levels may also be affected by our ability to timely and effectively replant harvested areas as a result of other factors, including availability of labor, insufficient or excessive precipitation, damage by fire, pest infestation, disease and natural disasters, significant regional or local weather events such as ice storms, windstorms, tornadoes, hurricanes and floods. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes usually is localized, affecting only a limited percentage of our timber, there can be no assurance that any damage affecting our timberlands will be limited. Severe weather conditions and other natural disasters can also reduce seedling survival rates, impact the productivity of timberlands and disrupt the harvesting and delivery of logs. Our financial results and cash flows are dependent to a significant extent on our continued ability to harvest timber at adequate levels. As is typical in the forest industry, we assume all risk of loss to the standing timber we own from fire and other hazards because insurance for such losses is either not available or is cost prohibitive to maintain. Consequently, a reduction in our timber inventory from such events could adversely affect our financial results and cash flows. In addition, the geographic concentration of our property makes us more susceptible to adverse impacts from a single natural disaster, temporary or permanent closures of wood product facilities that purchase our logs and other factors that could negatively impact our timber production.

We typically experience seasonally lower harvest activity during the winter and early spring due to weather conditions. On a short-term basis, we may adjust our timber harvest levels in response to market conditions. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands, sales of existing timberlands and shifts in harvest from one region to another. In addition, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of silvicultural advances, regulatory constraints and other factors beyond our control.

Our estimates of timber inventories and growth rates may be inaccurate and include risks inherent in calculating such estimates, which may impair our ability to realize expected revenues.

Whether in connection with managing our existing timberlands or assessing potential timberland acquisitions, we make and rely on important estimates of merchantable timber inventories. These include estimates of timber inventories that may be lawfully and economically harvested, timber growth rates and end-product yields. Timber growth rates and yield estimates are developed by forest biometricians and other experts using statistical measurements of tree samples on given property. These estimates are central to forecasting our anticipated timber harvests, revenues and expected cash flows. However, future growth and yield estimates are inherently inexact and uncertain and subject to many external variables that could further affect their accuracy including, among other things, disease, infestation, natural disasters, changes in weather patterns and changes in product merchandizing specifications. If these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be adversely affected.

Wood Products Operations

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or negatively affect our results of operations and financial condition.

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could unexpectedly cease to operate due to a number of events, including unscheduled maintenance outages, prolonged power failures, equipment failures, raw material shortages, equipment and maintenance part shortages, cyber-attacks, labor difficulties or labor availability due to quarantine requirements for those exposed to flu or viruses, such as COVID-19 and its variants, disruptions in the transportation infrastructure, such as roads, bridges, railroad tracks and tunnels, fire such as the fire at our Ola, Arkansas sawmill in June 2021, ice storms, floods, windstorms, tornadoes, hurricanes or other catastrophes, terrorism or threats of terrorism, governmental regulations and other operational problems.

We cannot predict the duration of any such downtime or extent of facility damage. Downtime and facility damage have prevented us and could prevent us in the future from meeting customer demand for our products and/or require us to make unplanned expenditures. If one of our machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer demand could be impaired, resulting in lower sales and income. Although some risks are not insurable and some coverage is limited, we purchase insurance on our manufacturing facilities for damages and business interruption losses resulting from events such as fires, floods, windstorms, earthquakes and catastrophic equipment failure. For example, our Ola, Arkansas sawmill was damaged by fire in June 2021 and we have adequate property and business interruption insurance, subject to an applicable deductible, to cover this event. However, such insurance may not be sufficient or may be cost prohibitive to cover all our damages and losses in the future.

Real Estate Operations

Changes in demand for our real estate and delays in the timing of real estate transactions may affect our revenues and operating results.

A number of factors, including availability of credit, a slowing of residential and commercial real estate development, availability of funding to support conservation land purchases by governmental and other entities, zoning rules, population shifts, types and location of land available for sale and changes in demographics could reduce the demand for our real estate and negatively affect our results of operations. Changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-core timberlands and could also negatively affect our results of operations. Changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use and development of real estate, or changes in the political composition of federal, state and local governmental bodies could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business, profitability or financial condition.

The majority of our real estate development projects are concentrated in few markets.

We have real estate development projects located in Central Arkansas, specifically, in and west of Little Rock, Arkansas and in Hot Springs, Arkansas. These real estate operations are particularly vulnerable to economic downturns, weather or other adverse events that may occur in this specific region and to competition from nearby commercial and residential housing developments. Our results of operations may be affected by the cyclicality of the homebuilding and real estate industries. Factors influencing these industries include changes in population growth, general and local economic conditions, weather, climate impacts, employment levels, consumer confidence and income, housing demand, new and existing housing inventory levels, the availability of developable land, availability and cost of financing, mortgage interest rates and foreclosures, and changes in government regulation regarding the environment, zoning, real estate taxes, and other local government fees. In addition, the tightening of credit and economic recession could delay or deter commercial and residential real estate activity and may affect our operating results.

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
•
surface water management
•
the cleanup of contaminated sites,
•
building codes, and
•
health and safety matters.

We have incurred, and we expect to continue to incur, significant capital, operating and other expenditures to comply with applicable environmental laws and regulations. We also have incurred and could incur in the future substantial costs, such as civil or criminal fines, sanctions and enforcement actions (including orders limiting our operations or requiring corrective measures, installation of pollution control equipment or other remedial actions), cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations on properties we currently own or have owned in the past. Because environmental regulations are constantly evolving, we will continue to incur costs to maintain compliance with those laws and our compliance costs could increase materially. In addition, surface water management regulations may present liabilities and are subject to change. Future compliance with existing and new laws and requirements may disrupt our business operations and require significant expenditures.

As the owner and operator of land, we have been and may be in the future liable under environmental laws for cleanup, closure and other damages resulting from the presence and release of hazardous substances on or from our properties or operations we currently own or have owned and operated in the past. In addition, we lease some of our properties to third-party operators for the purpose of exploring, extracting, developing and producing oil and gas in exchange for fees and royalty payments. These operations may create risk of environmental liabilities for any unlawful discharge of oil, gas or other chemicals into the air, soil or water. Generally, these third-party operators indemnify us against any such liability, and we require that that they maintain liability insurance during the term of our lease with them. However, if for any reason an unlawful discharge occurs and our third-party operators are not able to honor their indemnity obligation, or if the required liability insurance was not in effect, then it is possible that we could be held responsible for costs associated with environmental liability caused by such third-party operators. The amount and timing of environmental expenditures is difficult to predict, and in some cases, our liability may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at our current or previously owned sites or third-party sites may result in significant additional costs.

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

Climate change represents an urgent global challenge that has the potential to cause significant disruptions to our business and results of operations, cash flows and profitability. We are committed to do our part to mitigate climate change, and we believe that working forests are part of the solution. Scientific research supports that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters, such as wildfires, hurricanes, tornadoes, earthquakes, hailstorms, snow and ice storms, the spread of disease, and insect infestations. Global temperature increases can result in significant regional differences in weather patterns that affect tree growth. Further, changes in precipitation resulting in droughts have made and could make in the future wildfires more frequent or more severe. Any of these natural disasters could affect our timberlands, timber growth rates, productivity of our timberlands, our harvest operations or cause variations in the cost and supply of raw materials.

Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for us, may alter the environment in which we do business, and may increase the ongoing costs of compliance. Additionally, environmental groups or interested parties may file or threaten to file lawsuits that seek to prevent us from obtaining permits, harvesting timber under contract with federal or state agencies, implementing capital improvements or pursuing operating plans. Any lawsuit, or even a threatened lawsuit, could delay harvesting on our timberlands or impact our ability to operate or invest in our Wood Products facilities.

We anticipate increased future legislative regulations at the state, federal and international level regarding climate change and energy access, security and competitiveness to address emission of carbon dioxide, renewable energy and fuel standards, and the monetization of carbon. Executive orders issued by the current U.S. presidential administration, including an executive order issued on January 27, 2021, focusing on climate change, are evidence of the current U.S. government's intent to undertake numerous initiatives in an effort to reduce greenhouse gases. We manage our manufacturing facilities and timberland operations to comply with applicable laws and regulations. It is possible that legislation or government mandates, standards or regulations intended to mitigate or reduce carbon compound or greenhouse gas emissions or other climate change effects could affect renewals or modifications to permits at our facilities, or result in significantly higher energy and compliance costs, and increased capital expenditures.

Future legislative regulations could also limit harvest levels for commercial timberland operators, which could in turn adversely affect our timberland operations as well as potentially lead to significant increases in capital investments, the cost of energy, wood fiber and other raw materials for our Wood Products facilities. Any one or more of these developments, as well as other unforeseeable governmental responses to climate change, could have a material adverse effect on our results of operations, cash flows and profitability. While we have been committed to continuous improvements to our manufacturing facilities to meet and exceed anticipated regulations, there can be no assurance that our commitments will be successful, that regulation in the future will not have a negative competitive impact or that economic returns will reflect our capital investments. Failure to successfully manage new or pending regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our financial condition, results of operations and cash flows.

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

Our debt requires interest and principal payments. At December 31, 2021, we had total outstanding long-term debt of $762.2 million. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our indebtedness could intensify.

Our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for stockholders. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to, among other things: refinance or restructure all or a portion of our debt; reduce or delay planned capital or operating expenditures; reduce, suspend or eliminate our dividend payments and/or our stock repurchase program; or sell selected assets. Such measures might not be sufficient to enable us to service our debt. In addition, any such refinancing, restructuring or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such refinancing or restructuring are higher than our current rates, interest expense related to such refinancing or restructuring would increase. Further, if there are adverse changes in the ratings assigned to our debt securities by credit rating agencies, our borrowing costs, our ability to access debt financing in the future and the terms of such debt could be adversely affected.

The alteration or discontinuation of LIBOR may adversely affect our business.

A number of our debt instruments and associated interest rate derivative agreements have an interest rate tied to the London Interbank Offered Rate (LIBOR). On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that the US Dollar LIBOR will no longer be published after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a steering committee comprised of large U.S. financial institutions, has recommended replacing LIBOR with the Secured Overnight Financing Rate (SOFR).

The market transition away from LIBOR to an alternative reference rate is complex. Once LIBOR is no longer available as a reference rate, we will have to modify our variable debt and interest rate derivative agreements to adopt an alternative benchmark. Further, if our lenders or interest rate swap counterparties have increased costs due to changes in LIBOR, we may experience potential increases in interest rates from our variable debt and interest rate derivatives, which could adversely impact our interest expense, results of operations and cash flows. While we expect LIBOR to be available in substantially its current form until at least through June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. We are monitoring the developments regarding the alternative rates, will work with our lenders and counterparties to identify a suitable replacement rate and may amend certain debt and interest rate derivative agreements to accommodate those rates if the contract does not already specify a replacement rate. At this time, we are not able to predict whether SOFR or another index or indices will become a market standard that replaces LIBOR, and if so, the effects on our financial condition.

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

Additionally, shareholder activism regarding our governance, strategic direction and operations could result in negative impacts to our business by adversely affecting our ability to effectively and timely implement our strategies and initiatives. Campaigns by shareholders to effect changes at publicly traded companies are sometimes led by investors through actions such as strategic initiatives, financial restructuring, increased debt, special dividends, share repurchases, or sales of assets or the entire company. Any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel, all of which could negatively impact our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.

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
•
we would be subject to a federal income tax on our REIT taxable income at regular corporate rates; and
•
we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for dividends to our stockholders, which in turn could have an adverse impact on the value of our common stock. As a result, net income and the cash available for dividends to our stockholders could be reduced for at least five years.

To maintain our REIT qualification, we are generally required to distribute all our REIT taxable income to our shareholders.

Under the REIT rules, to remain qualified as a REIT, a REIT must distribute, within a certain period after the end of each year, 90% of its ordinary taxable income for such year. Our REIT income, however, consists primarily of net capital gains resulting from payments received under timber cutting contracts with our TRS and third parties, rather than ordinary taxable income. Therefore, unlike most REITs, we are not required to distribute material amounts of cash to remain qualified as a REIT. If, after giving effect to our dividends, we have not distributed an amount equal to 100% of our REIT taxable income, then we would be required to pay tax on the undistributed portion of such taxable income at regular corporate tax rates and our stockholders would be required to include their proportionate share of any undistributed capital gain in income and would receive a credit or refund for their share of the tax paid by us.

To our knowledge, no REIT has utilized the capital gains exception and we believe it is impractical to do so due to tight reporting deadlines, among other challenges. As a result, our ability to retain REIT cash for use in the business is generally limited by the required distribution rules and our practice of distributing the REIT’s taxable income to shareholders.

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

Accordingly, the manufacture and sale of wood products, certain types of timberland sales, sale of developed real estate and the harvest and sale of logs are conducted through our TRS because such activities generate non-qualifying REIT income and could constitute “prohibited transactions” if such activities were engaged in directly by the REIT. In general, prohibited transactions are defined by the Internal Revenue Code to be sales or other dispositions of property held primarily for sale to customers in the ordinary course of a trade or business.

By conducting our business in this manner, we believe we will satisfy the REIT requirements and thus avoid the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to our TRS. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur, which would adversely affect our cash flow and impair our ability to pay quarterly dividends.

Our ability to pay dividends and service our indebtedness using cash generated through our taxable REIT subsidiary may be limited.

Returning cash to shareholders through a secure, regular dividend and opportunistic share repurchases is an important and durable part of our capital allocation strategy. Our board of directors, in its sole discretion, determines the actual amount of dividends to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, REIT requirements, borrowing capacity, debt covenant restrictions, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use and future acquisitions and dispositions. For a description of debt covenants that could limit our ability to pay dividends to stockholders in the future, see Liquidity and Capital Resources in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Consequently, the level of future dividends to our stockholders may fluctuate and any reduction in the dividend rate may adversely affect our stock price.

Further, the rules with which we must comply to maintain our status as a REIT limit the amount of dividends our REIT can receive from our TRS. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from our TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from our TRS and may impact our ability to pay dividends to stockholders and service the REIT's indebtedness using cash from PotlatchDeltic TRS.

To maintain our REIT qualification, we are required to limit the size of our taxable REIT subsidiary.

Our TRS enables us to engage in non-REIT qualifying business activities, such as our wood products manufacturing operations and certain real estate investments. However, no more than 20% of the value of our REIT gross assets may be represented by securities of our TRS under the REIT rules. We must comply with the 20% limit on a quarterly basis. We believe our TRS’s securities comprise a higher percentage of our REIT’s gross assets than most other REITs which may limit our ability to grow our TRS.

Our high degree of leverage to volatile lumber prices, coupled with limits on the amount of dividends our REIT can receive from our TRS, also means our TRS can accumulate significant amounts of cash. Cash accumulated and retained by our TRS increases the value of our TRS’s securities and IRS rules may limit our ability to sufficiently rebalance the TRS's assets. The limitations on our ability to reduce the value of our TRS means we have a higher risk than other REITs that we will not comply with the 20% TRS limit and fail to retain our REIT qualification in the future.

Furthermore, our use of the TRS may cause the market to value our common shares differently than the shares of other REITs, which may not use taxable REIT subsidiaries at all, or as extensively as we use them.

General Risk Factors

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

We use information systems to carry out our operational activities and maintain our business records. Some systems are internally managed and some are maintained by third-party service providers. In the ordinary course of our business, we collect and store small amounts of sensitive data, including personally identifiable information. We also use information technology for electronic communications between our facilities, personnel, customers and suppliers, to process financial information and results of operations for internal reporting purposes and to comply with regulatory, legal and tax requirements.

We devote significant resources to protecting and improving the security of our systems, and have implemented and continue to evaluate security initiatives and disaster recovery plans. We require all employees with company email accounts to complete annual cybersecurity training to learn how to spot and report potential threats, and use continuous internal phishing campaigns to test employees’ cyber knowledge and provide supplemental training when necessary. In addition, we maintain cyber liability insurance. However, this insurance may be subject to certain exceptions and may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Attempted cyber-attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals with a wide range of motives and expertise. Our information technology systems and those of our third-party providers are vulnerable to a variety of disruptions, including but not limited to the process of upgrading or replacing software, databases or components thereof, user errors, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyber-attacks, hackers, unauthorized access attempts and other security issues. Such incidents could result in unauthorized or accidental disclosure of material confidential information or regulated individual personal data, may negatively impact our ability to provide services to our customers, operate our business and fulfill our financial reporting obligations, lead to lost revenues and/or increased costs, and could result in financial, legal, business and reputational harm to us. Although we have in the past experienced, and may in the future face, cyber-attacks, other cyber incidents or security breaches, we have not experienced a significant cyber event to date. There can be no assurance that our efforts, or efforts of our third-party service providers, will prevent or quickly identify service interruptions or security breaches. Additionally, we may have limited remedies against third-party service providers in the event of service disruptions.

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

Our defined benefit pension plans are currently underfunded.

We have a qualified defined benefit pension plan covering certain of our current and former employees which, at December 31, 2021 was 95.4% funded. Future actions involving our qualified and unqualified defined benefit and other postretirement plans, such as annuity buyouts and lump-sum payouts could cause us to incur significant pension and postretirement settlement and curtailment charges and may require cash contributions to maintain a legally required funded status.

The measurement of the pension benefit obligation, determination of pension plan net periodic costs and the requirements for funding our pension plans are based on a number of actuarial assumptions. The most critical assumption is the discount rate applied to pension plan obligation as changes in long-term interest rates may result in increased pension costs in future periods. Changes in assumptions regarding discount rates could also increase future pension costs. Changes in any of these factors may significantly impact future contribution requirements. For additional information regarding this matter, see Note 15: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select Market (NASDAQ) with the ticker symbol “PCH”. There were approximately 1,254 stockholders of record as of February 11, 2022.

RECENT SALE OF UNREGISTERED SECURITIES

Shares Issued in Connection with the Loutre Land and Timber Company (Loutre) Merger

On December 21, 2021, the company issued 1,962,352 shares of its common stock, $1.00 par value, to the shareholders of Loutre as consideration for their Loutre shares in connection with our merger with Loutre. The issuance of the shares of our common stock to the Loutre shareholders was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D as promulgated thereunder. The shares were not sold through any general solicitation or advertisement. The Loutre shareholders received written disclosure that the securities had not been registered under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the Repurchase Program). No repurchases were made by the company during 2021. Total shares repurchased under the Repurchase Program for the year ended December 31, 2020 was 489,850 for total consideration of $15.4 million. All common stock purchases were made in open-market transactions. At December 31, 2021, we had remaining authorization of $59.5 million for future stock repurchases under the Repurchase Program.

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

We record share purchases upon trade date, as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been settled. There were no unsettled repurchases at December 31, 2021 and 2020.

EQUITY COMPENSATION PLAN INFORMATION

Information required by this item with respect to equity compensation plans is included under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed with the SEC on or about March 29, 2022 and is incorporated herein by reference.

Company Stock Price Performance

The following graph and table show a five-year comparison of cumulative total stockholder returns for our company, the NAREIT Equity Index, the Standard & Poor’s 500 Composite Index and a group of four companies that we refer to as our peer group index for the period ended December 31, 2021. The total stockholder return assumes $100 invested at December 31, 2016, with quarterly reinvestment of all dividends.

$240
$220
$200
$180
$160
$140
$120
$100
$80
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Potlatch Corporation
NAREIT Equity Index
S&P 500 Index
2021 Peer Group

	At December 31,
	2017	2018	2019	2020	2021
PotlatchDeltic Corporation	$124	$91	$129	$154	$203
NAREIT Equity Index	$105	$100	$126	$116	$167
S&P 500 Composite Index	$122	$116	$153	$181	$233
2021 Peer Group Index	$120	$83	$119	$136	$180

Our peer group index for 2021 consists of Rayonier Inc., St. Joe Co., UFP Industries and Weyerhaeuser Co. Returns are weighted based on market capitalizations as of the beginning of each year. Deltic has been excluded from our peer group index in the above table and graph for all years presented due to our merger in 2018. Our 2018 return includes the impact of the Deltic earnings and profits special distribution of approximately $3.54 per share. Our 2021 return includes the impact of our special dividend of $4.00 per share. See Note 3: Earnings Per Share in the Notes to Consolidated Financial Statements for additional information.

The performance graph above is being furnished solely to accompany this Report pursuant to Item 201(e) of Regulation S-K and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation in such filing.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Part I – Item 1. Business, Item 1.A. Risk Factors and Part II – Item 8. Financial Statements and Supplementary Data contained in this report. This section generally discusses the results of operations for 2021 compared to 2020. For a discussion comparing our results of operations and liquidity and capital resources for the year ended December 31, 2020 to 2019, refer to this same section (Part II, Item 7) in our 2020 annual report on Form 10-K as filed with the SEC on February 18, 2021.

Our Company

Our operations are organized into three business segments: Timberlands, Wood Products and Real Estate. Our Timberlands segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and represent a significant portion of the Timberlands segment’s total revenues. Our other segments generally do not generate intersegment revenues. In the discussion of our consolidated results of operations, our revenues and expenses are reported after elimination of intersegment revenues and expenses. In the Business Segment Results discussion below, each segment’s revenues and expenses, as applicable, are presented before elimination of intersegment revenues and expenses.

The operating results of our Timberlands, Wood Products and Real Estate business segments have been and will continue to be affected by the cyclical nature of the forest products industry. Log and pulpwood sales volumes in our Timberlands segment are typically lower in the first half of each year as winter rains in the Southern region and spring thaw in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions that restrict access to logging sites. The third quarter is typically our Timberlands segment's strongest production quarter. Demand for our manufactured wood products typically decreases in the winter months when construction activity is slower, while demand typically increases during the spring, summer and fall when construction activity is generally higher. Rural real estate dispositions and acquisitions can be adversely affected when access to any properties to be sold or considered for acquisition are limited due to adverse weather conditions. Development real estate sales at Chenal Valley occur throughout the year and can fluctuate based on lot availability, builder demand and market conditions. Historically, most sales have taken place in the second half of the year as builders prepare for the following spring and summer traditional home building and buying season.

Additionally, our business segments have been and will continue to be influenced by a variety of other factors, including tariffs, quotas and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber prices, weather conditions impacting our ability to harvest on our timberlands, disruptions or inefficiencies in our supply chain including the availability of transportation and loggers, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, asset dispositions or acquisitions, impact of pandemics (such as COVID-19 and its variants), fires (such as the Ola, Arkansas sawmill fire and fires on our timberlands), other natural disasters and other factors.

Non-GAAP Measures

To supplement our financial statements presented in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP measures on a consolidated basis, including Adjusted EBITDDA and Cash Available for Distribution (CAD), which are defined and further explained and reconciled to the nearest GAAP measure in the Liquidity and Capital Resources section below. Our definitions of these non-GAAP measures may differ from similarly titled measures used by others. These non-GAAP measures should be considered supplemental to and not a substitute for, financial information prepared in accordance with GAAP.

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

Business and Economic Conditions Affecting Our Operations

The demand for timber is affected by the underlying demand for lumber and other wood products, as well as by the demand for pulp, paper and packaging. Our Timberlands and Wood Products segments are impacted by demand for new homes in the U.S. and by repair and remodel activity, a large contributor to residential construction spending.

Overall, housing fundamentals remain strong, driven by a shortage of homes, large millennial demographic entering their prime home-buying years, interest rates remaining below historical averages, the continued remote work evolution and an aging existing housing stock supporting repair and remodel demand. These fundamentals are key drivers for our business and we continue to expect that lumber prices will remain structurally higher than long-term historical averages due to exceptional lumber demand and tight supply. In January 2022, the U.S. Census Bureau reported housing starts for December 2021 were 1.7 million on a seasonally adjusted annual basis, which was only the second time since 2006 the figure topped the 1.7 million mark. Homebuilder confidence remains very strong with the NAHB Homebuilder Index at 83 in January 2022. However, rising construction costs, a persistently tight labor pool, supply chain challenges and consumer concerns about rising interest rates could impact the pace of housing starts. The repair and remodel sector is expected to maintain steady growth in 2022, extending the strength from the pandemic-driven home improvement movement that began in 2020.

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

In our Wood Products segment, we shipped approximately 1.0 billion board feet of lumber during 2021. Lumber shipments during 2021 were impacted by the Ola sawmill fire, along with COVID-19 absenteeism impacting production. For 2022, we expect to ship approximately 1.0 billion board feet. This estimate reflects continued uncertainty associated with staffing from COVID-19 related absences and the expected timing of the start-up of the large-log line at the Ola, Arkansas sawmill.

In our Timberlands segment, Northern sawlog prices benefitted from Idaho sawlogs prices being indexed on a four-week lag to lumber prices and strong cedar sawlog prices. Southern pine sawlog prices increased as a result of log supply constraints from persistent wet weather during the year. Our harvest volume of 5.5 million tons in 2021 was lower than 2020 primarily due to the fire at the Ola sawmill leading to harvest deferrals and the wet weather in the Southern region hampering harvest activities. In the Northern region, harvest volumes were lower as a result of lighter sawlogs on a tonnage basis and a planned reduction in low-margin pulpwood volume in 2021. Additionally, in 2021 we completed a merger with Loutre Land and Timber Company (Loutre) whereby we acquired 51,340 acres of high-quality, well-stocked timberlands in southern Arkansas and northern Louisiana. For 2022, we expect to harvest approximately 6.1 million tons, with approximately 70% of the volume in the Southern region.

Our Real Estate segment benefitted from a strong rural and development sales environment, which we expect to continue into 2022. We expect to sell approximately 13,500 acres of rural land and 165 residential development lots during 2022.

CONSOLIDATED RESULTS

The following table sets forth year-over-year changes in items included in our Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments.

			2021
	Years Ended December 31,		vs.
(in thousands)	2021	2020	2020
Revenues	$1,337,435	$1,040,930	$296,505
Costs and expenses:
Cost of goods sold	715,846	687,781	28,065
Selling, general and administrative expenses	73,432	72,519	913
Net gain on fire damage	(3,361)	—	(3,361)
	785,917	760,300	25,617
Operating income	551,518	280,630	270,888
Interest expense, net	(29,275)	(29,463)	188
Pension settlement charge	—	(42,988)	42,988
Non-operating pension and other postretirement benefit costs	(13,227)	(14,226)	999
Income before income taxes	509,016	193,953	315,063
Income taxes	(85,156)	(27,123)	(58,033)
Net income	$423,860	$166,830	$257,030
Total Adjusted EBITDDA[1]	$652,871	$382,228	$270,643

[1]	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the years presented.

2021 compared with 2020

Revenues

Revenues were approximately $1.3 billion, an increase of $296.5 million compared to 2020, primarily due to historically high lumber and Idaho sawlog prices in 2021. These increases were partially offset by lower lumber shipments which were impacted by the loss of production at our Ola, Arkansas sawmill following a fire in June 2021. Additionally, 2020 includes a 72,440 acre conservation land sale to The Conservation Fund (TCF) for nearly $48 million and the impact of the temporary curtailment and reduced operating posture at our industrial plywood facility.

Cost of goods sold

Cost of goods sold increased $28.1 million compared with 2020, primarily due to higher log, manufacturing and shipping costs on lower lumber shipments in our Wood Products segment, partially offset by lower harvest volumes. Additionally, 2020 included the impact of the temporary curtailment and reduced operating posture at our industrial plywood facility.

Net gain on fire damage

In June 2021, a fire occurred at our Ola, Arkansas sawmill resulting in a $12.1 million charge for the write-off of damaged and obsolete equipment and disposal costs. During 2021, we recognized insurance recoveries of $15.5 million for Ola and timberlands fire damage.

Pension settlement charge

In February 2020, we purchased a group annuity contract from an insurance company to transfer $101.1 million of our outstanding pension benefit obligation related to our qualified pension plans. This transaction was funded with plan assets. In connection with this transaction, we recorded a non-cash pretax settlement charge of $43.0 million in 2020.

Income taxes

For 2021 we recorded income tax expense of $85.2 million compared to $27.1 million for 2020. Income taxes are primarily due to income generated from our TRS. For 2021, our TRS's income before tax was $345.5 million, primarily due to historically high lumber prices. For 2020, our TRS's income before tax was $113.2 million, which included the $43.0 million pension settlement charge.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for 2021 increased $270.6 million compared to 2020. The increase in Total Adjusted EBITDDA was primarily due to historically high lumber and Idaho sawlog prices. This increase was partly offset by the 72,440 acre conservation sale to TCF in 2020, which was not matched by a similarly-sized sale in 2021. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

BUSINESS SEGMENT RESULTS

Timberlands Segment

			2021
	Years Ended December 31,		vs.
(in thousands)	2021	2020	2020
Revenues[1]	$449,447	$376,519	$72,928
Costs and expenses
Logging and hauling	147,860	155,351	(7,491)
Other	31,302	31,711	(409)
Selling, general and administrative expenses	7,341	6,655	686
Adjusted EBITDDA[2]	$262,944	$182,802	$80,142

[1]	Prior to elimination of intersegment fiber revenues of $164.7 million and $138.4 million in 2021 and 2020, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Consolidated Financial Statements.

Timberlands Segment Statistics

			2021
	Years Ended December 31,		vs.
Harvest Volumes (in tons)	2021	2020	2020
Northern region
Sawlog	1,592,474	1,669,317	(76,843)
Pulpwood	33,134	113,881	(80,747)
Stumpage	—	23,178	(23,178)
Total	1,625,608	1,806,376	(180,768)

Southern region
Sawlog	1,834,141	2,137,699	(303,558)
Pulpwood	1,578,465	1,682,029	(103,564)
Stumpage	476,868	380,935	95,933
Total	3,889,474	4,200,663	(311,189)

Total harvest volume	5,515,082	6,007,039	(491,957)

Sales Price/Unit ($ per ton)
Northern region[1]
Sawlog	$188	$128	$60
Pulpwood	$34	$40	$(6)
Stumpage	$—	$14	$(14)

Southern region[1]
Sawlog	$46	$44	$2
Pulpwood	$29	$29	$—
Stumpage	$16	$11	$5

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2021, compared with the year ended December 31, 2020:

(in thousands)	2021 vs 2020
Adjusted EBITDDA - prior year	$182,802
Sales price and mix	108,313
Harvest volume	(19,702)
Logging and hauling cost per unit	(8,166)
Forest management, indirect and other	(303)
Adjusted EBITDDA - current year	$262,944

2021 compared with 2020

Timberlands Adjusted EBITDDA for 2021 was $262.9 million, an increase of $80.1 million compared to 2020 primarily due to the following:

•
Sales Price and Mix: Sawlog prices in the Northern region increased 46.9%, to $188 per ton primarily from the effect of higher lumber price realizations on indexed sawlogs and increased cedar log prices in Idaho. Southern sawlog prices increased 4.5% primarily due to log supply constraints from persistent wet weather conditions during 2021.
•
Harvest Volume: We harvested 3.9 million tons in the Southern region during 2021, which was 7.4% lower compared to 2020, primarily due to adverse weather conditions impacting logging activities and harvest deferrals as a result of the fire at the Ola, Arkansas sawmill. Harvest volumes in the Northern region decreased as extreme heat during the summer months led to lighter logs on a tonnage basis along with a planned reduction in low-margin pulpwood volumes in 2021.
•
Logging and Hauling Cost per Unit: Logging and hauling costs were higher on a per unit basis year over year primarily due to increased diesel costs and a higher mix of more expensive Idaho logging.

Wood Products Segment

			2021
	Years Ended December 31,		vs.
(in thousands)	2021	2020	2020
Revenues	$988,888	$698,405	$290,483
Costs and expenses[1]
Fiber costs	310,842	272,652	38,190
Manufacturing costs	201,167	178,970	22,197
Freight, logging and hauling	72,165	66,637	5,528
Finished goods inventory change	1,243	(5,888)	7,131
Selling, general and administrative expenses	11,542	9,954	1,588
Other	(1,929)	(15)	(1,914)
Adjusted EBITDDA[2]	$393,858	$176,095	$217,763

[1]	Prior to elimination of intersegment fiber costs of $164.7 million and $138.4 million in 2021 and 2020, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Consolidated Financial Statements.

Wood Products Segment Statistics

			2021
	Years Ended December 31,		vs.
	2021	2020	2020
Lumber shipments (MBF)[1]	1,026,289	1,098,082	(71,793)
Lumber sales prices ($ per MBF)	$795	$522	$273

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2021, compared with the year ended December 31, 2020:

(in thousands)	2021 vs 2020
Adjusted EBITDDA - prior year	$176,095
Lumber:
Price	273,674
Log costs per unit	(46,695)
Manufacturing costs per unit	(20,093)
Volume	(8,961)
Residuals, panels and other	19,838
Adjusted EBITDDA - current year	$393,858

2021 compared with 2020

Wood Products Adjusted EBITDDA for 2021 was $393.9 million, an increase of $217.8 million compared to 2020 primarily due to the following:

•
Lumber Price: Average lumber sales prices increased to $795 per MBF as a result of a historic surge in lumber prices compared with $522 per MBF during 2020.
•
Log Costs per Unit: Log costs per unit were higher in 2021 primarily because of increased indexed log costs at our Idaho sawmill.
•
Manufacturing Costs Per Unit: Higher manufacturing costs per unit was primarily a result of week-long shutdowns at our Southern mills from a severe winter storm in the first quarter of 2021, lost production at our Ola, Arkansas sawmill following the fire in June 2021 and extended planned downtime for maintenance and capital projects at two of our sawmills.
•
Lumber Volume: Lumber shipments decreased 71.8 million board feet during 2021 driven by decreased shipments at our Ola, Arkansas sawmill following the fire in June 2021.
•
Residual Sales, Panels and Other: 2021 benefitted from increased plywood prices and shipments compared to 2020, which included a temporary production curtailment and reduced operating posture at our industrial plywood facility, which more than offset lower residual sales.

Real Estate Segment

			2021
	Years Ended December 31,		vs.
(in thousands)	2021	2020	2020
Revenues	$63,813	$104,416	$(40,603)
Costs and expenses
Costs of goods sold	11,180	12,502	(1,322)
Selling, general and administrative expenses	4,964	5,438	(474)
Other	212	—	212
Adjusted EBITDDA[1]	$47,457	$86,476	$(39,019)

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate

	Year Ended December 31,
	2021	2020
Acres sold	17,665	94,597
Average price per acre	$2,115	$867

Development Real Estate

	Year Ended December 31,
	2021	2020
Residential lots	159	138
Average price per lot	$85,986	$85,922

Commercial acres	11	4
Average price per acre	$277,425	$817,629

Real Estate Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2021, compared with the year ended December 31, 2020:

(in thousands)	2021 vs 2020
Adjusted EBITDDA - prior year	$86,476
Rural real estate sales	(44,612)
Real estate development sales	4,009
Selling, general and administrative expenses	474
Other costs, net	1,110
Adjusted EBITDDA - current year	$47,457

2021 compared with 2020

Real Estate Adjusted EBITDDA for 2021 was $47.5 million, a decrease of $39.0 million compared with 2020 primarily due to the following:

•
Rural Real Estate Sales: During 2020 we sold 72,440 acres to The Conservation Fund for nearly $48 million compared to no similar size land sales during 2021. Rural real estate sales vary period-to-period with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.
•
Development Real Estate Sales: During 2021 we sold 159 residential lots at an average lot price of $85,986 compared with 138 lots at an average lot price of $85,922 during 2020. In addition, we sold 11 acres of commercial land in Chenal Valley for $277,425 per acre during 2021 compared to 4 acres of commercial land in Chenal Valley for $817,629 per acre during 2020. The average price per lot or commercial acre fluctuates based on a variety of factors including size, location and planned end use within the developments.

Liquidity and Capital Resources

Overview

An important source of liquidity is cash generated from our operations, which is highly dependent on selling prices for our products, as described in Part I – Item. Business, and can vary from period to period. Changes in significant sources of cash for the years ended December 31, 2021 and 2020 are presented by category as follows:

	Year Ended December 31,
(in thousands)	2021	2020	Change
Net cash from operating activities	$504,886	$335,263	$169,623
Net cash from investing activities	$(59,145)	$(42,192)	$(16,953)
Net cash from financing activities	$(401,309)	$(124,985)	$(276,324)

Net Cash Flows from Operating Activities

Net cash from operating activities increased $169.6 million in 2021 compared to 2020 primarily as a result of the following:

•
Cash received from customers increased $304.5 million primarily due to historically high lumber and Idaho sawlog and cedar prices during 2021. These increases were partially offset by the 72,440 acre rural land sale to TCF in 2020, which was not matched by a similarly-sized sale in 2021, and reduced shipments at our Ola, Arkansas sawmill following the fire in June 2021. In addition, 2020 was impacted by the temporary curtailment of our industrial plywood mill.
•
Cash payments increased $63.6 million due to vendor payments on higher log, manufacturing and freight costs in our Wood Products segment and employee incentive compensation payouts related to strong 2020 company performance. Additionally, 2020 experienced reduced vendor payments stemming from the temporary curtailment of our industrial plywood mill.
•
Income tax payments increased $72.9 million as a result of higher taxable income generated from our TRS operations.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
We spent $55.3 million on capital expenditures for property, plant and equipment, timberlands reforestation and road construction projects during 2021 compared to $38.9 million during 2020.
•
Cash expenditures for timberland acquisitions in 2021 was $20.1 million compared to $6.9 million in 2020.
•
During 2021 we received initial insurance proceeds of $15.0 million for property losses as a result of the fire at our Ola, Arkansas sawmill.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
We paid dividends of $388.2 million in 2021, including a special dividend totaling $276.3 million, compared to $107.9 million in 2020.
•
We did not repurchase any of our common stock during 2021 compared to 489,850 shares repurchased totaling $15.4 million during 2020.
•
We paid off $6.6 million in debt assumed in the merger with Loutre in December 2021.
•
In December 2021, we paid $1.7 million in loan fees for the refinancing of our revolving credit facility.

Future Sources and Uses of Cash

At December 31, 2021, we had cash and cash equivalents of $296.2 million. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under our credit agreement, if needed, to be adequate to meet our future cash requirements.

Our material cash commitments arising in the normal course of business under our known contractual and other obligations as of December 31, 2021, primarily relate to purchase obligations, repayments of long-term debt and related interest, payments under operating and financing leases and pension and postretirement benefits. Our purchase obligations and “take or pay” arrangements were approximately $60.7 million, of which $35.3 million is expected to be paid in the next twelve months. Purchase obligations primarily include open purchase orders for goods or services that are legally binding on us and that specify fixed or minimum quantities to be purchased. Purchase obligations also include future payments due under timber cutting contracts, commitments for construction contracts, commitments to complete real estate development projects and commitments to acquire property and equipment in the next twelve months. Additionally, we expect net interest payments on long-term debt, including the impact of any associated interest rate swaps and patronage credits from lenders to be approximately $128.3 million over the term of the loans, of which approximately $25.4 million is expected to be paid in 2022.

For further detail on our debt, lease, and pension and other postretirement plans obligations and timing of expected future payments see Note 9: Debt, Note 13: Leases, and Note 15: Savings Plans, Pension Plans and Other Postretirement Employee Benefit Plans in the Notes to Consolidated Financial Statements.

Capital Expenditures

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on an expected level of return on investment. We expect to spend a total of approximately $70 to $75 million for capital expenditures during 2022.

Our 2022 planned capital spend includes approximately $15 million of capital expenditures for the reconstruction of our fire-damaged Ola sawmill, which is largely covered by insurance. We expect the sawmill reconstruction to be substantially completed and the large-log line to be operational in the latter half of 2022. A determination regarding the extent of downtime and costs to repair the Ola sawmill is on-going as the reconstruction progresses. We have adequate property damage and business interruption insurance, subject to an applicable deductible. The timing of expenditures incurred for the sawmill rebuild and economic losses is expected to vary from when we receive proceeds from our insurance carriers.

Share Repurchase Program

On August 30, 2018, the board of directors authorized the repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the Repurchase Program). At December 31, 2021, we had remaining authorization of $59.5 million for future stock repurchase under the Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to the trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan), and, subject to the terms of the Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

Dividends to Shareholders

Returning cash to shareholders through a secure regular dividend and opportunistic share repurchases is an important and durable part of our disciplined capital allocation strategy. Our board of directors, in its sole discretion, determines the actual amount of dividends to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, borrowing capacity, debt covenant restrictions, future acquisitions and dispositions, and REIT requirements. Generally, a REIT must distribute its taxable income each year and there is a 20% limit on the value of our TRS, including cash, that can be retained. Our strong financial performance, driven by record lumber and indexed sawlog prices during 2021, generated large cash balances in both our REIT and TRS. As a result, on December 3, 2021, our board of directors approved a special, one-time cash dividend of $4.00 per share, or $276.3 million in aggregate, that was paid on December 31, 2021.

The following table summarizes the historical tax characteristics of dividends to shareholders for the years ended December 31:

(Amounts per share)	2021	2020
Capital gain dividends	$3.87	$1.61
Qualified dividends	0.18	—
Non-taxable return of capital	1.62	—
Total dividends	$5.67	$1.61

On February 11, 2022, the board of directors approved a quarterly cash dividend of $0.44 per share payable on March 31, 2022, to stockholders of record as of March 4, 2022.

Long-Term Debt and Credit Agreement

At December 31, 2021, our total outstanding net long-term debt was $758.3 million. We expect to refinance a $40.0 million term loan expiring in December 2022 at maturity, which is covered by a forward starting interest rate swap that hedges the variability in future benchmark interest payments attributable to changes in interest rates. All interest rates on our outstanding long-term debt are fixed rates under fixed rate loans or variable rate loans with an associated interest rate swap that fixes the variable benchmark interest rate component.

We have a $300.0 million revolving line of credit with a syndicate of lenders, providing loans for us through February 14, 2027. Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At December 31, 2021, there were no borrowings under the revolving line of credit and approximately $1.0 million of the credit facility was utilized by outstanding letters of credit.

Our credit agreement, variable rate term loans with $403.5 million in principal and our interest rate derivative agreements have an interest rate tied to LIBOR. On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that the US Dollar LIBOR will no longer be published after June 30, 2023. The market transition away from LIBOR to an alternative reference rate is complex. While we expect LIBOR to be available in substantially its current form until at least through June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. We continue to evaluate and monitor market developments regarding the alternative rates, will work with our lenders and counterparties to identify a suitable replacement rate, and may amend certain debt and interest rate derivative agreements to accommodate those rates.

Financial Covenants

The Amended Credit Agreement and the Amended Term Loan Agreement (collectively referred to as the Agreements) contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The Agreements also contain financial maintenance covenants including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. We are permitted to pay dividends to our stockholders under the terms of the Agreements so long as we expect to remain in compliance with the financial maintenance covenants.

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

The following table presents the components and applicable limits of TAV at December 31, 2021.

(in thousands)
Estimated timberland fair value	$3,332,983
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	277,513
Cash and cash equivalents	296,151
Company owned life insurance (COLI) (limited to 5% of TAV)	3,923
Total Asset Value[1]	$3,910,570

[1]	TAV also includes, as applicable, Construction In Progress (limited to 10% of TAV) and Investments in Affiliates (limited to 15% TAV) as defined in the Agreements.

At December 31, 2021, we were in compliance with all covenants under the Agreements. The table below sets forth the financial covenants for the Agreements and our status with respect to these covenants at December 31, 2021:

	Covenant Requirement		Actual
Interest Coverage Ratio	≥	3.00 to 1.00	22.2
Leverage Ratio	≤	40%	20%

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade.

Capital Structure

(in thousands)	December 31, 2021	December 31, 2020
Long-term debt (including current portion)	$758,256	$757,347
Cash and cash equivalents	(296,151)	(252,340)
Net debt	462,105	505,007
Market capitalization[1]	4,159,034	3,345,138
Enterprise value	$4,621,139	$3,850,145

Net debt to enterprise value	10.0%	13.1%
Dividend yield[2]	2.9%	3.3%
Weighted-average cost of debt, after tax[3]	3.1%	3.2%

[1]	Market capitalization is based on outstanding shares of 69.1 million and 66.9 million times closing share prices of $60.22 and $50.02 at December 31, 2021 and 2020, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.76 and $1.64 divided by share prices of $60.22 and $50.02 at December 31, 2021 and 2020, respectively.
[3]	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credits from lenders on term loan debt.

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

We reconcile Total Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Years Ended December 31,
(in thousands)	2021	2020
Net income	$423,860	$166,830
Interest, net	29,275	29,463
Income taxes	85,156	27,123
Depreciation, depletion and amortization	75,633	76,261
Basis of real estate sold	27,360	25,348
Net gain on fire damage	(3,361)	—
Pension settlement charge	—	42,988
Non-operating pension and other postretirement benefit costs	13,227	14,226
Loss (gain) on fixed assets	1,721	(11)
Total Adjusted EBITDDA	$652,871	$382,228

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

The following table provides a reconciliation of net cash provided by operating activities to CAD:

	Years Ended December 31,
(in thousands)	2021	2020
Net cash from operating activities[1]	$504,886	$335,263
Capital expenditures[2]	(75,414)	(45,785)
CAD	$429,472	$289,478
Net cash from investing activities[3]	$(59,145)	$(42,192)
Net cash from financing activities	$(401,309)	$(124,985)

[1]	Cash from operating activities for the years ended December 31, 2021 and 2020 includes cash paid for real estate development expenditures of $9.2 million and $6.7 million, respectively.
[2]

Includes capital expenditures for the rebuild of the Ola, Arkansas sawmill of $7.3 million and excludes $15.0 million of insurance proceeds for the Ola, Arkansas sawmill property losses for the year ended December 31, 2021.

[3]	Net cash from investing activities includes payments for capital expenditures, which is also included in our reconciliation of CAD.

Critical Accounting Policies and Estimates

In preparing our Consolidated Financial Statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors. The following critical accounting policy and estimate requires some of management’s most difficult, subjective and complex judgment.

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

The discount rate is determined at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits. The selection of discount rates requires judgment as well as the involvement of actuarial specialists. These specialists assist with selecting yield curves based on published indices for high-quality corporate bonds and projecting the timing and amount of cash flows associated with our obligations to ultimately support our determination of an appropriate discount rate for our pension plans. We use these estimates to calculate plan asset and obligation information as of year-end as well as pension costs for the following year. Actual experience that differs from our estimates, or any changes in our estimates that support the actuarial methods and assumptions could have a significant effect on our financial position, results of operations and cash flows.

Pension expense for 2022 will be based on a 3.0% discount rate. Holding all other assumptions constant, a 25-basis point decrease in the discount rate would increase the total projected benefit obligation at December 31, 2021 by approximately $11.8 million and increase estimated pension expense for 2022 by approximately $0.9 million. See Note 15: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements for additional information.

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

The interest rates applied to borrowings under our credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments. There were no borrowings under our credit facility at December 31, 2021.

At December 31, 2021, we had nine interest rate swaps associated with $403.5 million of term loan debt. We use forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated refinancing of existing term loan debt, and we had forward starting interest rate swap contracts designated as cash flow hedges with an aggregated notional amount of $567.5 million associated with anticipated future refinancing of term loan debt maturing through January 2029. In addition, these cash flow hedges for future debt refinance require settlement on the maturity date. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. See Note 10: Derivative Instruments in the Notes to Consolidated Financial Statements for additional information.

Quantitative Information about Market Risks

The table below provides information about our long-term debt, weighted-average interest rates and associated interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and weighted-average variable rates are based on implied forward rates in the yield curve. The table excludes our forward starting interest rate swaps.

	Expected Maturity Date
(in thousands, except interest rates)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Variable rate debt:
Principal due	$—	$—	$—	$—	$27,500	$376,000	$403,500	$403,500
Average interest rate	—	—	—	—	3.64%	3.51%	3.52%
Fixed rate debt:
Principal due	$43,000	$40,000	$175,735	$100,000	$—	$—	$358,735	$373,920
Average interest rate	4.60%	4.49%	3.93%	4.05%	—	—	4.11%
Interest rate swaps:
Variable to fixed	$—	$—	$—	$—	$27,500	$376,000	$403,500	$(20,720)
Average pay rate	—	—	—	—	1.73%	2.20%	2.17%
Average receive rate	—	—	—	—	1.54%	1.59%	1.58%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
PotlatchDeltic Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PotlatchDeltic Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Measurement of the pension benefit obligation

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company’s pension benefit obligation was $386.2 million as of December 31, 2021. The measurement of the pension benefit obligation is based on actuarial assumptions that require judgment. The discount rate applied to pension plan obligations is a critical assumption in the measurement of the pension benefit obligation.

We identified the evaluation of the measurement of the benefit obligation as a critical audit matter. Specialized skills and knowledge were required to evaluate the discount rate used to determine the pension benefit obligation. In addition, there was subjective judgment in applying and evaluating results of the procedures due to the sensitivity of the pension benefit obligation to changes in the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s pension benefit process. This included a control related to the determination of the discount rate assumption. We involved an actuarial professional with specialized skills and knowledge, who assisted in evaluating the discount rate as determined using the hypothetical bond portfolio model through analyzing the bond selection criteria, the bond ratings, and the cash flow matching of the model. We considered the change in the discount rate from that used in prior year, including consideration of the changes in the discount rate in light of published reports of actuarial experts.

/s/ KPMG LLP

We have served as the Company’s auditor since 1952.

Seattle, Washington

February 17, 2022

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share amount)	2021	2020	2019
Revenues	$1,337,435	$1,040,930	$827,098
Costs and expenses:
Cost of goods sold	715,846	687,781	682,066
Selling, general and administrative expenses	73,432	72,519	57,925
Net gain on fire damage	(3,361)	—	—
Gain on sale of facility	—	—	(9,176)
	785,917	760,300	730,815
Operating income	551,518	280,630	96,283
Interest expense, net	(29,275)	(29,463)	(30,361)
Pension settlement charge	—	(42,988)	—
Loss on the extinguishment of debt	—	—	(5,512)
Non-operating pension and other postretirement employee benefit costs	(13,227)	(14,226)	(3,739)
Income before income taxes	509,016	193,953	56,671
Income taxes	(85,156)	(27,123)	(1,010)
Net income	$423,860	$166,830	$55,661

Net income per share:
Basic	$6.29	$2.48	$0.82
Diluted	$6.26	$2.47	$0.82
Dividends per share	$5.67	$1.61	$1.60
Weighted-average shares outstanding (in thousands)
Basic	67,352	67,237	67,608
Diluted	67,719	67,568	67,743

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net income	$423,860	$166,830	$55,661
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits:
Net gain (loss) arising during the period, net of tax expense (benefit) of $11,444, $(3,531) and $(1,348)	31,525	(10,053)	(3,836)
Effect of pension settlement, net of tax benefit of $0, $11,177, and $0	—	31,811	—
Amortization of actuarial loss included in net income, net of tax expense of $4,901, $4,445 and $3,772	11,732	12,653	10,737
Amortization of prior service credit included in net income, net of tax benefit of $(288), $(303) and $(2,244)	(818)	(860)	(6,389)
Cash flow hedges, net of tax expense (benefit) of $1,706, $396 and $(978)	35,312	(7,181)	(18,440)
Other comprehensive income (loss), net of tax	77,751	26,370	(17,928)
Comprehensive income	$501,611	$193,200	$37,733

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
(in thousands, except per share amounts)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$296,151	$252,340
Customer receivables, net	31,028	26,606
Inventories, net	72,369	62,036
Other current assets	21,630	16,136
Total current assets	421,178	357,118
Property, plant and equipment, net	292,320	288,544
Investment in real estate held for development and sale	65,604	72,355
Timber and timberlands, net	1,682,671	1,600,061
Intangible assets, net	15,491	16,270
Other long-term assets	57,951	46,717
Total assets	$2,535,215	$2,381,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$78,209	$93,279
Current portion of long-term debt	42,977	39,981
Current portion of pension and other postretirement employee benefits	4,993	6,574
Total current liabilities	126,179	139,834
Long-term debt	715,279	717,366
Pension and other postretirement employee benefits	83,674	128,807
Deferred tax liabilities, net	34,874	17,740
Other long-term obligations	49,076	72,365
Total liabilities	1,009,082	1,076,112
Commitments and contingencies
Stockholders’ equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued 69,064 and 66,876 shares	69,064	66,876
Additional paid-in capital	1,781,217	1,674,576
Accumulated deficit	(280,910)	(315,510)
Accumulated other comprehensive loss	(43,238)	(120,989)
Total stockholders’ equity	1,526,133	1,304,953
Total liabilities and stockholders' equity	$2,535,215	$2,381,065

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$423,860	$166,830	$55,661
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	77,425	77,885	72,105
Basis of real estate sold	27,360	25,348	20,554
Gain on sale of facility	—	—	(9,176)
Loss on extinguishment of debt	—	—	5,512
Change in deferred taxes	25	(14,610)	(11,045)
Pension and other postretirement employee benefits	22,079	23,666	11,877
Pension settlement charge	—	42,988	—
Equity-based compensation expense	8,607	8,063	7,272
Net gain on fire damage	(3,361)	—	—
Other, net	363	(1,269)	(2,324)
Change in working capital and operating-related activities
Receivables, net	(4,404)	(12,439)	7,238
Inventories, net	(10,333)	3,745	(3,519)
Other assets	7,331	4,591	5,305
Accounts payable and accrued liabilities	(17,626)	25,848	(11,415)
Other liabilities	(8,167)	1,327	3,955
Real estate development expenditures	(9,229)	(6,706)	(7,254)
Funding of pension and other postretirement employee benefits	(9,044)	(10,004)	(5,678)
Net cash from operating activities	504,886	335,263	139,068

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(38,947)	(22,693)	(39,153)
Timberlands reforestation and roads	(16,401)	(16,234)	(17,695)
Acquisition of timber and timberlands	(20,066)	(6,858)	(626)
Proceeds on sale of facility	—	1,000	58,793
Proceeds from property insurance	15,000	—	—
Other, net	1,269	2,593	3,198
Net cash from investing activities	(59,145)	(42,192)	4,517

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common stockholders	(388,241)	(107,853)	(107,722)
Repurchase of common stock	—	(15,364)	(25,173)
Proceeds from issuance of long-term debt	40,000	46,000	190,000
Repayment of long-term debt	(46,366)	(46,000)	(190,000)
Premiums and fees on debt retirement	—	—	(4,865)
Other, net	(6,702)	(1,768)	(1,012)
Net cash from financing activities	(401,309)	(124,985)	(138,772)
Change in cash, cash equivalents and restricted cash	44,432	168,086	4,813
Cash, cash equivalents and restricted cash at beginning of period	252,340	84,254	79,441
Cash, cash equivalents and restricted cash at end of period	$296,772	$252,340	$84,254

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2018	67,570	$67,570	$1,659,031	$(282,391)	$(129,431)	$1,314,779
Net income	—	—	—	55,661	—	55,661
Equity-based compensation expense	—	—	7,272	—	—	7,272
Shares issued for stock compensation	337	337	(337)	—	—	—
Repurchase of common stock	(686)	(686)	—	(24,487)	—	(25,173)
Pension plans and OPEB obligations	—	—	—	—	512	512
Cash flow hedges	—	—	—	—	(18,440)	(18,440)
Common dividends, $1.60 per share	—	—	—	(107,722)	—	(107,722)
Other transactions, net	—	—	333	(391)	—	(58)
Balance, December 31, 2019	67,221	$67,221	$1,666,299	$(359,330)	$(147,359)	$1,226,831
Net income	—	—	—	166,830	—	166,830
Equity-based compensation expense	—	—	8,063	—	—	8,063
Shares issued for stock compensation	144	144	(144)	—	—	—
Repurchase of common stock	(489)	(489)	—	(14,875)	—	(15,364)
Pension plans and OPEB obligations	—	—	—	—	33,551	33,551
Cash flow hedges	—	—	—	—	(7,181)	(7,181)
Common dividends, $1.61 per share	—	—	—	(107,853)	—	(107,853)
Other transactions, net	—	—	358	(282)	—	76
Balance, December 31, 2020	66,876	$66,876	$1,674,576	$(315,510)	$(120,989)	$1,304,953
Net income	—	—	—	423,860	—	423,860
Equity-based compensation expense	—	—	8,607	—	—	8,607
Shares issued for stock compensation	226	226	(226)	—	—	—
Shares issued for Loutre acquisition	1,962	1,962	98,968	—	—	100,930
Pension plans and OPEB obligations	—	—	—	—	42,439	42,439
Cash flow hedges	—	—	—	—	35,312	35,312
Common dividends, $5.67 per share	—	—	—	(388,241)	—	(388,241)
Other transactions, net	—	—	(708)	(1,019)	—	(1,727)
Balance, December 31, 2021	69,064	$69,064	$1,781,217	$(280,910)	$(43,238)	$1,526,133

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are investments that are highly liquid with original maturities of three months or less when purchased. The following provides a reconciliation of cash, cash equivalents, and restricted cash at December 31:

(in thousands)	2021	2020	2019
Cash and cash equivalents	$296,151	$252,340	$83,310
Restricted cash included in other long-term assets[1]	621	—	944
Total cash, cash equivalents, and restricted cash	$296,772	$252,340	$84,254

[1]	Consists of proceeds held by a qualified intermediary that are intended to be reinvested in timberlands.

The following presents supplemental disclosures to the Consolidated Statements of Cash Flows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$1,521	$1,142	$1,396
Accrued timberlands reforestation and roads	$1,190	$697	$352
Equity issued as consideration for our acquisition of Loutre	$100,930	$—	$—
Long-term debt assumed in our acquisition of Loutre	$6,366	$—	$—
Long-term debt assumed by buyer in sale of facility	$—	$—	$29,000

CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net of amounts capitalized	$27,934	$28,518	$32,282
Income taxes, net	$98,670	$25,790	$7,148

BUSINESS COMBINATIONS AND ACQUISITIONS

We apply the principles provided in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, to determine whether an acquisition involves an asset or a business. If the acquisition is determined to be a business combination, tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value and goodwill, if any, is recognized for any differences between the fair value of consideration transferred and the estimated fair value of net assets acquired. If an acquisition is determined to be an asset acquisition, the purchase consideration is allocated to the acquired assets and liabilities based on their relative estimated fair values. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative estimated fair value basis. Transaction costs are expensed in a business combination and are considered a component of the cost of the acquisition in an asset acquisition.

REVENUE RECOGNITION

We recognize revenue in accordance ASC 606, Revenue from Contracts with Customers (ASC 606). For our Timberlands segment, we generate revenue predominantly in the form of delivered logs, pay-as-cut stumpage contracts, lump sum stumpage contracts and timber deeds. For our Wood Products segment we generate revenue from the sale of manufactured wood products and residual by-products. For our Real Estate segment, we generate revenue from the sale of rural real property deemed non-strategic or identified as having higher and better use alternatives and real estate development and subdivision activity.

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

Performance obligations associated with the sale of wood products are typically satisfied when the products are shipped (FOB shipping point) or upon delivery to our customer (FOB destination) depending on the terms of the customer contract. Shipping and handling costs for all wood products, log hauling costs and residual sales are accounted for as cost of goods sold in our Consolidated Statements of Operations. We also enter into vendor managed inventory (VMI) programs with certain customers whereby inventory is shipped to a VMI warehouse. For products shipped under VMI arrangements, revenue is recognized and billed when control transfers to the customer and we have no further obligations, which is generally once the customer pulls the inventory from the VMI warehouse.

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

Contract Estimates

There are no significant contract estimates as substantially all of our performance obligations are satisfied as of a point in time. The transaction price for log sales includes amounts billed for logging and hauling and generally equals the amount billed to our customer for logs delivered during the accounting period. For the limited number of log sales subject to a long-term supply agreement, the transaction price is variable but is known at the time of billing. For wood products sales, the transaction price is typically the amount billed to the customer for the products shipped but may be reduced slightly for estimated cash discounts and rebates. In general, a customer receivable is recorded as we deliver wood products, logs and residuals. We generally receive payment shortly after products have been received by our customers. For real estate sales we typically receive the entire consideration in cash at closing. At December 31, 2021 and 2020, the allowance for credit losses associated with our customer receivables was insignificant.

See Note 2 Segment Information for information on our revenues by major products.

INVENTORIES

For most of our Wood Products operations, we use the last-in, first-out (LIFO) method to value log, lumber and plywood inventory as we believe the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenue. Inventories valued under LIFO are stated at the lower of cost or market. All segment inventories are reported using the average cost method. The LIFO reserve and intersegment eliminations are recorded at the corporate level.

Inventories not valued under LIFO are recorded at the lower of average cost or net realizable value. Expenses associated with idle capacity or abnormally low production are reflected in cost of goods sold in the periods incurred. See Note 4: Inventories for additional information.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are valued at cost less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method of depreciation.

Major improvements and replacements of property are capitalized. Maintenance, repairs and minor improvements and replacements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation are removed from the accounts. Any gains or losses are included in operating income. See Note 5: Property, Plant and Equipment for additional information.

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

In June 2021, we experienced a fire at our Ola, Arkansas sawmill and as a result wrote-off $9.5 million of net book value of property and equipment and recorded $2.6 million in disposal costs for the year ended December 31, 2021. See Note 5: Property, Plant and Equipment for further discussion on the fire at our Ola, Arkansas sawmill. There were no other events or changes in circumstances that indicated the carrying amounts of our other long-lived held and used assets were not recoverable during the years ended December 31, 2021, 2020 or 2019. For the years ended December 31, 2021, 2020 and 2019 we recorded losses on disposal of property, plant and equipment, excluding the losses from the Ola, Arkansas sawmill fire, of $1.7 million, $0 and $0.9 million, respectively.

TIMBER AND TIMBERLANDS

Timber and timberlands are valued at cost less accumulated depletion and depreciation. We capitalize costs related to stand establishment, which include the preparation of the land for planting, seeds or seedlings and tree planting costs, which include third-party labor costs, materials and other contract services. Upon completion of planting activities and field inspection to confirm the planting operation was successful, a plantation is considered “established.”

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

The components of timberland acquisitions are capitalized and allocated based on the relative estimated fair values of timberland, merchantable timber, pre-production timber (young growth that is not yet merchantable timber), logging roads and other land improvements.

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

The base cost of logging roads, such as clearing, grading and ditching, is not depreciated and remains a capitalized item until disposition. Other portions of the initial logging road cost, such as bridges, culverts and gravel surfacing are depreciated over their useful lives, which range from 5 to 20 years. Costs associated with temporary logging road spurs, which are typically used for one harvest season, are expensed as incurred. See Note 6: Timber and Timberlands for additional information.

INTANGIBLE ASSETS

We have both indefinite-lived and long-lived intangible assets. Long-lived intangible assets include customer relationships and certain trade names we estimate have a finite life and are being amortized over 10 and 20 years, respectively, and are evaluated for impairment under our Recovery of Long-Lived Assets policy described above. At December 31, 2021 and 2020, the gross carrying amount of our long-lived intangible assets were $8.4 million and accumulated amortization was $3.1 million and $2.3 million, respectively. Amortization expense for the customer relationship and trade name totaled $0.8 million in 2021, 2020 and 2019 and is estimated to be $0.8 million annually for the next five years.

Our indefinite-lived intangible assets consist of trade names and were $10.2 million at December 31, 2021 and 2020 and are not amortized. Rather, they are tested for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets.

We did not impair any intangible assets during the years ended December 31, 2021, 2020 or 2019.

COMPANY OWNED LIFE INSURANCE

We are the beneficiary of insurance policies on the lives of certain past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our Consolidated Balance Sheets. Company owned life insurance expense and interest income are included in selling, general and administrative expenses and interest expense, net, respectively, in the Consolidated Statements of Operations. The net effect of these amounts on income was not significant for the years ended December 31, 2021, 2020 and 2019. Cash receipts and disbursements are recorded as investing activities within Other, net in the Consolidated Statements of Cash Flows.

DERIVATIVE INSTRUMENTS

We use, from time to time, certain derivative instruments to mitigate exposure to volatility in interest rates and effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense and cash flows. All derivatives, whether designated as a hedging relationship or not, are recorded in the Consolidated Balance Sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument as a fair value hedge or cash flow hedge based on the exposure being hedged. At December 31, 2021 and 2020, we did not hold any derivatives designated or qualifying as fair value hedges.

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

We have International Swap Dealers Association ("ISDA") Master Agreements with each counterparty that permits the net settlement of amounts owed under the respective contracts. The ISDA Master Agreement is an industry standardized contract that governs all derivative contracts entered into between the company and the respective counterparty. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date for similar types of derivative transactions. We have not elected to offset the fair value positions of the derivative contracts recorded in the Consolidated Balance Sheets. See Note: 10 Derivative Instruments for additional information.

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

See Note: 11 Fair Value Measurements for additional information.

EQUITY-BASED COMPENSATION

Equity-based awards are measured at estimated fair value on the dates they are granted or modified. These measurements establish the cost of the equity-based awards for accounting purposes. Equity-based compensation expense is recognized over the awards’ applicable vesting period using the straight-line method. We account for forfeitures as they occur. Equity based compensation is classified in the Consolidated Statements of Operations based on the function to which the related services are provided. See Note 12: Equity-Based Compensation Plans for additional information.

LEASES

We lease certain equipment, office space and land. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments.

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

The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our rental payments are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants and we do not have any significant sublease income. See Note 13: Leases for additional information.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. See Note 14: Income Taxes for additional information.

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

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted in 2021

There were no new accounting pronouncements adopted during 2021 that had a material impact on our consolidated financial statements or footnote disclosures.

New Accounting Standards Being Evaluated

In March 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting impacts related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). The guidance in ASU 2020-04, which we can apply immediately, is optional and may be elected over time as reference rate reform activities occur. Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity was expected to be completed. Our credit agreement, variable rate term loans with $403.5 million in principal, and interest rate derivative agreements have an interest rate tied to LIBOR. We continue to evaluate the impact of the guidance, are monitoring the developments regarding the alternative rates, will work with our lenders and counterparties to identify a suitable replacement rate, may amend certain debt and interest rate derivative agreements to accommodate those rates, and may apply elections allowed under the standard as applicable as additional changes in the market occur.

NOTE 2. SEGMENT INFORMATION

Our operations are organized into three reportable segments: Timberlands, Wood Products and Real Estate. Management activities in the Timberlands segment include planting and harvesting trees and building and maintaining roads. The Timberlands segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights contracts, oil and gas royalties and carbon sequestration. The Wood Products segment manufactures and markets lumber and plywood. The Real Estate segment includes the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives, master planned community development and a country club. Sales outside of the United States are inconsequential and no single customer represented more than 10% of our consolidated revenues during 2021, 2020 or 2019.

Our Timberlands segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and represent a significant portion of the Timberlands segment’s total revenues. Our other segments generally do not generate intersegment revenues. These intercompany transactions are eliminated in consolidation.

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

The following table represents our revenues by major product:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Timberlands
Northern region
Sawlogs	$299,330	$213,030	$161,570
Pulpwood	1,134	4,502	5,767
Stumpage	—	316	109
Other	993	1,581	1,970
Total Northern revenues	301,457	219,429	169,416

Southern region
Sawlogs	83,836	93,828	88,048
Pulpwood	45,957	49,084	53,315
Stumpage	7,533	4,077	1,666
Other	10,664	10,101	10,248
Total Southern revenues	147,990	157,090	153,277

Total Timberlands revenues	449,447	376,519	322,693

Wood Products
Lumber	816,149	573,069	396,648
Residuals and Panels	172,739	125,336	143,760
Total Wood Products revenues	988,888	698,405	540,408

Real Estate
Rural real estate	37,622	81,979	49,675
Development real estate	16,751	14,979	22,363
Other	9,440	7,458	6,834
Total Real Estate revenues	63,813	104,416	78,872

Total segment revenues	1,502,148	1,179,340	941,973
Intersegment Timberlands revenues[1]	(164,713)	(138,410)	(114,875)
Total consolidated revenues	$1,337,435	$1,040,930	$827,098

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

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

	Year Ended December 31,
(in thousands)	2021	2020	2019
Adjusted EBITDDA:
Timberlands	$262,944	$182,802	$133,987
Wood Products	393,858	176,095	12,901
Real Estate	47,457	86,476	62,650
Corporate	(47,393)	(48,451)	(36,257)
Eliminations and adjustments	(3,995)	(14,694)	5,662
Total Adjusted EBITDDA	652,871	382,228	178,943
Interest expense, net[1]	(29,275)	(29,463)	(30,361)
Depreciation, depletion and amortization	(75,633)	(76,261)	(70,417)
Basis of real estate sold	(27,360)	(25,348)	(20,554)
Net gain on fire damage	3,361	—	—
Loss on extinguishment of debt	—	—	(5,512)
Pension settlement charge	—	(42,988)	—
Non-operating pension and other postretirement employee benefits	(13,227)	(14,226)	(3,739)
(Loss) gain on fixed assets	(1,721)	11	(865)
Gain on sale of facility	—	—	9,176
Income before income taxes	$509,016	$193,953	$56,671

[1]	Includes amortization of bond discounts and deferred loan fees.

The following table summarizes additional reportable segment financial information:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Depreciation, depletion and amortization:
Timberlands	$45,403	$51,047	$46,601
Wood Products	28,802	23,611	22,059
Real Estate	640	620	678
Corporate	788	983	1,079
	75,633	76,261	70,417
Bond discount and deferred loan fees[1]	1,792	1,624	1,688
Total depreciation, depletion and amortization	$77,425	$77,885	$72,105
Basis of real estate sold:
Real Estate	$27,381	$25,990	$20,749
Elimination and adjustments	(21)	(642)	(195)
Total basis of real estate sold	$27,360	$25,348	$20,554
Assets:
Timberlands[2]	1,713,582	1,617,809	1,655,407
Wood Products	435,300	421,066	398,465
Real Estate[3]	81,561	89,509	87,421
	2,230,443	2,128,384	2,141,293
Corporate	304,772	252,681	93,766
Total consolidated assets	$2,535,215	$2,381,065	$2,235,059
Capital Expenditures:[4]
Timberlands	$16,163	$16,252	$17,500
Wood Products	38,360	21,565	37,232
Real Estate[5]	9,798	7,088	8,053
	64,321	44,905	62,785
Corporate	256	728	1,317
Total capital expenditures	$64,577	$45,633	$64,102

[1]	Included within interest expense in the Consolidated Statements of Operations.
[2]	We do not report rural real estate separate from Timberlands as we do not report these assets separately to management.
[3]	Real Estate assets primarily consist of the master planned community development and a country club, both located in Arkansas.
[4]	Does not include the acquisition of timber and timberlands, all of which were acquired by our Timberlands segment.
[5]	Real Estate capital expenditures include development expenditures of $9.2 million, $6.7 million and $7.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share for the years ended December 31:

(in thousands)	2021	2020	2019
Basic weighted-average shares outstanding	67,352	67,237	67,608
Incremental shares due to:
Performance shares	307	289	109
Restricted stock units	60	42	26
Diluted weighted-average shares outstanding	67,719	67,568	67,743

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

At December 31, 2021, 2020 and 2019, there were approximately 48,600, 1,100 and 49,500 stock-based awards, respectively, which were excluded from the calculation of earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

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

We did not repurchase any shares under the Repurchase Program during the year ended December 31, 2021. Total shares repurchased under the Repurchase Program for the years ended December 31, 2020 and 2019 were 489,850 and 686,240, respectively, for total consideration of $15.4 million and $25.2 million, respectively. All common stock purchases were made in open-market transactions. At December 31, 2021, we had remaining authorization of $59.5 million for future stock repurchases under the Repurchase Program.

We record share purchases upon trade date, as opposed to the settlement date. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit. There were no unsettled repurchases at December 31, 2021 and 2020.

Dividends

Generally, a REIT must distribute its taxable income each year and there is a 20% limit on the value of our PotlatchDeltic TRS, including cash, that can be retained. Our strong financial performance, driven by record lumber and indexed sawlog prices, generated large cash balances in both our REIT and PotlatchDeltic TRS during 2021. As a result, on December 3, 2021, our board of directors approved a special cash dividend of $4.00 per share, or $276.3 million in aggregate, that was paid on December 31, 2021.

On February 11, 2022, the board of directors approved a quarterly cash dividend of $0.44 per share payable on March 31, 2022 to stockholders of record as of March 4, 2022.

NOTE 4. INVENTORIES

Inventories consist of the following at December 31:

(in thousands)	2021	2020
Logs	$41,199	$31,210
Lumber, plywood and veneer	34,528	34,136
Materials and supplies	17,780	14,939
	93,507	80,285
Less: LIFO reserve	(21,138)	(18,249)
Total inventories	$72,369	$62,036

If the last-in, first-out inventory had been carried at average cost, the values would have been higher by $21.1 million and $18.2 million at December 31, 2021 and 2020, respectively.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at December 31:

(in thousands)	Range of useful lives	2021	2020
Land		$7,171	$7,333
Buildings and improvements	10-40 years	128,387	126,576
Machinery and equipment	2-25 years	375,860	377,782
Construction in progress		20,906	6,020
		532,324	517,711
Less: accumulated depreciation		(240,004)	(229,167)
Total property, plant and equipment, net		$292,320	$288,544

Depreciation expense for property and equipment, including assets under finance leases, was $30.6 million, $25.2 million and $23.9 million in 2021, 2020 and 2019, respectively.

Ola, Arkansas Sawmill Fire

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

Damaged and obsolete fixed asset write-offs, disposal costs, insurance recoveries for the Ola, Arkansas sawmill fire and net gain on fire damage consist of the following for the year-ended December 31, 2021:

(in thousands)
Fixed asset write-offs	$(9,544)
Disposal costs	(2,595)
Total fixed asset loss on disposal	(12,139)

Insurance recoveries	15,000
Net gain on fire damage at Ola	2,861

Net gain on timberlands fire damage	500
Net gain on fire damage	$3,361

No business interruption recoveries were recorded during the year as discussions with the insurance carriers are ongoing. Business interruption recoveries will be recorded when deemed probable and reasonably estimable.

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

NOTE 6. TIMBER AND TIMBERLANDS

Timber and Timberlands consist of the following at December 31:

(in thousands)	2021	2020
Timber and timberlands	$1,597,011	$1,516,788
Logging roads	85,660	83,273
Total timber and timberlands, net	$1,682,671	$1,600,061

Depletion from company-owned lands totaled $40.4 million, $46.3 million and $41.7 million in 2021, 2020 and 2019, respectively. Amortization of road costs, such as bridges, culverts and gravel surfacing, totaled $3.5 million, $3.6 million and $3.6 million in 2021, 2020 and 2019, respectively.

Future payments due under timber cutting contracts at December 31, 2021 were $13.8 million.

Loutre Land and Timber Company (Loutre) Merger

On December 21, 2021, we merged with Loutre which owned and managed 51,340 acres of high-quality, well stocked timberlands in southern Arkansas and northern Louisiana. The acquisition cost of $107.7 million was satisfied through the issuance of 1.96 million shares of our common stock to the former Loutre shareholders valued at $100.9 million and the assumption of $6.8 million of liabilities, including $6.3 million of long-term debt which we paid off after the transaction closed. For accounting purposes, the fair value of the shares issued includes a discount for a required minimum holding period by the former Loutre shareholders.

We accounted for the transaction as an asset acquisition as substantially all the value of the acquisition was concentrated in the acquired timber and timberlands. We allocated the cost of the acquisition to the net assets acquired based on their estimated fair values on the acquisition date. This resulted in an allocation of $105.2 million to timber and timberlands, $2.0 million to mineral rights and $0.5 million to other assets. Additionally, $0.6 million of transaction costs were capitalized.

NOTE 7. OTHER ASSETS

Other Current Assets consist of the following at December 31:

(in thousands)	2021	2020
Real estate held for sale	$12,013	$8,818
Prepaid expenses	4,134	4,032
Other	5,483	3,286
Total other current assets	$21,630	$16,136

Other Long-Term Assets consist of the following at December 31:

(in thousands)	2021	2020
Interest rate swaps	$31,306	$18,466
Operating leases	8,514	11,081
Mineral rights	6,436	4,825
Investment in company owned life insurance (COLI), net	3,923	3,328
Real estate development costs	3,408	3,748
Debt issuance costs	2,260	1,288
Other	2,104	3,981
Total other long-term assets	$57,951	$46,717

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities consist of the following at December 31:

(in thousands)	2021	2020
Accrued payroll and benefits	$28,944	$29,675
Accounts payable	12,749	9,724
Deferred revenue[1]	8,392	8,789
Accrued taxes	6,848	20,780
Accrued interest	6,046	6,485
Other current liabilities	15,230	17,826
Total accounts payable and accrued liabilities	$78,209	$93,279

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

NOTE 9. DEBT

Long-term Debt consists of the following at December 31:

(in thousands)	2021	2020
Variable rate term loans[1]	$403,500	$403,500
Fixed rate term loans[2]	290,000	290,000
Revenue bonds[3]	65,735	65,735
Medium-term notes[4]	3,000	3,000
Long-term principal	762,235	762,235
Debt issuance costs	(1,598)	(1,857)
Unamortized discounts	(2,381)	(3,031)
Total long-term debt	758,256	757,347
Less: current portion of long-term debt	(42,977)	(39,981)
Long-term debt	$715,279	$717,366

[1]

Variable rate term loans are at rates of one or three-month LIBOR plus a spread between 1.85% and 2.10% and mature between 2026 and 2031. At December 31, 2021, the one and three-month LIBOR rates were 0.10% and 0.13%, respectively. We have entered into interest rate swaps for these variable rate term loans to fix the interest rate. See Note 10: Derivative Instruments for additional information.

[2]	Fixed rate term loans are at rates between 4.05% and 4.64% and mature between 2022 and 2025.
[3]	Revenue bonds have a fixed rate of 2.75% and mature in 2024.
[4]	Medium-term notes have a fixed rate of 8.75% and were paid off upon maturity in January 2022.

TERM LOANS

In December 2020, through a fourth amendment to the Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender, we refinanced existing term loans of $46.0 million that matured with a new term loan that matures in 2030. The new term loan carries a variable interest rate of one-month LIBOR plus 2.10%. In conjunction with the new term loan we entered into $46.0 million of interest rate swaps to fix the rate at 3.04% before patronage credits from lenders.

In December 2021, through a fifth amendment to the Amended Term Loan Agreement, we refinanced an existing term loan of $40.0 million that matured with a new term loan that matures in November 2031. The new term loan carries a variable interest rate of one-month LIBOR plus 2.10%. In conjunction with the new term loan we entered into $40.0 million of interest rate swaps to fix the rate at 3.10% before patronage credits from lenders. See Note 10: Derivative Instruments for additional information on our derivative instruments.

At December 31, 2021, $693.5 million was outstanding under our Amended Term Loan Agreement.

DEBT ISSUANCE COSTS AND UNAMORTIZED DISCOUNTS

Debt issuance costs represent the capitalized direct costs incurred related to the issuance of debt. These costs are amortized to interest expense over the terms of the respective borrowings.

Unamortized discounts include a $4.9 million fair value adjustment to the $100.0 million term loan assumed in the Deltic merger. The unamortized balance of the fair value adjustment at December 31, 2021, was $2.4 million and will be amortized through the term loan’s maturity in 2025.

DEBT MATURITIES

Scheduled principal payments due on long-term debt at December 31, 2021 are as follows:

(in thousands)
2022	$43,000
2023	40,000
2024	175,735
2025	100,000
2026	27,500
Thereafter	376,000
Total	$762,235

CREDIT AGREEMENT

On December 14, 2021, we entered into the Third Amended and Restated Credit Agreement (Amended Credit Agreement). The Amended Credit Agreement extended the expiration date to February 14, 2027 and reduced our revolving line of credit from $380.0 million to $300.0 million. Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. The Amended Credit Agreement also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit.

We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

Pricing on the Amended Credit Agreement is set according to the type of borrowing. LIBOR Loans are issued at a rate equal to the LIBOR Rate plus an applicable rate, while Base Rate Loans are issued at a rate equal to a Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus one half of one percent, (b) LIBOR that would then be applicable to a new LIBOR loan with a one month interest period plus 1%, and (c) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate." The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 0.85% to 1.10% for LIBOR loans and actual rate for Base Rate loans can range from 0% to 0.10% depending on our credit rating. Additionally, the Amended Credit Agreement provides mechanics relating to the transition from the use of LIBOR to a replacement benchmark rate upon the occurrence of certain transition events or elections made by the parties. As of December 31, 2021, we were able to borrow under the bank credit facility with an additional Applicable Rate of 1.025% for LIBOR Loans and 0.025% for Base Rate Loans. We also pay an annual fee of 0.175% on the $300.0 million revolving line of credit. At December 31, 2021, there were no borrowings under the revolving line of credit and approximately $1.0 million of the credit facility was utilized by outstanding letters of credit.

FINANCIAL COVENANTS

The Amended Term Loan Agreement and the Amended Credit Agreement (collectively referred to as the Agreements) contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The Agreements also contain financial maintenance covenants including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. We are permitted to pay dividends to our stockholders under the terms of the Agreements so long as we expect to remain in compliance with the financial maintenance covenants. We were in compliance with all debt and credit agreement covenants at December 31, 2021.

NOTE 10. DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks.

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. As of December 31, 2021, we have nine interest rate swaps associated with $403.5 million of term loan debt. These cash flow hedges convert variable rates ranging from one-month and three-month LIBOR plus 1.85% to 2.10%, to fixed rates ranging from 3.04% to 4.75%. Our cash flow hedges are expected to be highly effective in achieving the offsetting of cash flows attributable to the hedged interest rate risk through the term of the hedge. At December 31, 2021, the amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $6.9 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the LIBOR rate at the time of net swap cash payments.

In December 2021, we refinanced $40.0 million of existing term loans that matured with a new term loan maturing November 2031. Upon completing the refinance of the term loans, we redesignated $40.0 million of forward starting interest rate swaps with terms consistent with the new term loan, which fixed the rate on the borrowing at 3.10% before patronage credits from lenders.

At December 31, 2021, we hold $567.5 million of forward starting interest rate swaps designated as cash flow hedges. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on $567.5 million of future debt refinances through January 2029 by converting the benchmark interest rates to fixed interest rates. In addition, these cash flow hedges for future debt refinances require settlement on the stated maturity date.

The gross fair values of our cash flow derivative instruments on our Consolidated Balance Sheets as of December 31 are as follows:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	2021	2020	Location	2021	2020
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, current[1]	$2,191	$63	Accounts payable and accrued liabilities[1]	$—	$1,010
Interest rate contracts	Other assets, non-current	31,306	18,466	Other long-term obligations	24,060	45,100
		$33,497	$18,529		$24,060	$46,110

[1]	Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on our Consolidated Statements of Operations:

		Year Ended December 31,
(in thousands)	Location	2021	2020	2019
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income (loss) recognized in other comprehensive income (loss), net of tax		$26,206	$(14,632)	$(19,824)
Amounts reclassified from accumulated other comprehensive loss, net of tax[1]	Interest expense	$(9,106)	$(7,451)	$(1,384)

Interest expense, net		$29,275	$29,463	$30,361

[1]

Realized gains and losses on interest rate contracts consist of net cash received or paid and interest accruals on the interest rate swaps during the periods. Net cash received or paid is included in the supplemental cash flow information within interest, net of amounts capitalized in the Consolidated Statements of Cash Flows.

NOTE 11. FAIR VALUE MEASUREMENTS

Carrying amounts and estimated fair values of our financial instruments as of December 31 are as follows:

	2021		2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$33,497	$33,497	$18,529	$18,529
Derivative liabilities related to interest rate swaps (Level 2)	$(24,060)	$(24,060)	$(46,110)	$(46,110)

Long-term debt, including current portion (Level 2):
Term loans	$(691,119)	$(705,135)	$(690,469)	$(716,631)
Revenue bonds	(65,735)	(69,278)	(65,735)	(67,885)
Medium-term notes	(3,000)	(3,007)	(3,000)	(3,545)
Total long-term debt[1]	$(759,854)	$(777,420)	$(759,204)	$(788,061)

Company owned life insurance (Level 3)	$3,923	$3,923	$3,328	$3,328

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

The fair value of interest rate swaps are determined using a discounted cash flow analysis, based on third party sources, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate forward curves.

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

NOTE 12. EQUITY-BASED COMPENSATION PLANS

We issue new shares of common stock to settle performance stock awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units. At December 31, 2021, approximately 0.9 million shares were available for future use under our long-term incentive plans.

The following table details our compensation expense and the related income tax benefit for the years ended December 31:

(in thousands)	2021	2020	2019
Employee equity-based compensation expense:
Performance stock awards	$5,381	$5,083	$4,605
Restricted stock units	3,041	2,904	2,595
Deferred compensation stock equivalent units expense	185	76	72
Total equity-based compensation expense	$8,607	$8,063	$7,272

Total tax benefit recognized for shared-based payment awards	$428	$357	$314

PERFORMANCE STOCK AWARDS

During 2021, 2020 and 2019, officers and certain other employees of the company were granted PSA awards. PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. Performance shares are earned based on the company's total shareholder return (TSR) over a three-year performance period relative to the median TSR of performance peer group (weighted 50%) and the company's TSR percentile ranking relative to all companies within the NAREIT All Equity REITs Index (of which we are a member) (weighted 50%) over such performance period. TSR is calculated based on stock price appreciation plus cash and share distributions. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive dividend equivalents in the form of additional shares at the time of payment equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. Therefore, the shares are not considered participating securities.

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

The following table presents the key inputs used in calculating the fair value of the PSAs and the resulting fair values:

	Year Ended December 31,
	2021	2020	2019
Stock price as of valuation date	$53.53	$42.16	$35.01
Risk-free rate	0.18%	1.42%	2.47%
Expected volatility	45.56%	25.74%	25.15%
Expected dividend yield[1]	—	—	—
Expected term (years)	3.00	3.00	3.00
Fair value of a performance share	$69.72	$45.04	$37.87

[1]	Full dividend reinvestment assumed.

The following table summarizes outstanding PSAs as of December 31 and the changes during each year:

	2021		2020		2019
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1	253,266	$41.36	196,007	$50.15	142,238	$63.91
Granted	88,128	$69.72	125,001	$45.04	142,066	$37.87
Vested	(129,666)	$37.87	(63,456)	$75.37	(75,048)	$53.85
Forfeited	(9,281)	$58.32	(4,286)	$47.07	(13,249)	$45.35
Nonvested shares outstanding at December 31	202,447	$55.16	253,266	$41.36	196,007	$50.15
Total grant date fair value of PSA awards vested during the year	$4,910		$4,783		$4,041
Total fair value of PSA awards vested during the year	$12,015		$3,968		$3,561

As of December 31, 2021, there was $5.8 million of unrecognized compensation cost related to nonvested PSAs, which is expected to be recognized over a weighted average period of 1.4 years.

RESTRICTED STOCK UNITS

During 2021, 2020 and 2019, directors, officers, and certain other employees of the company were granted RSU awards that will vest from one to three years. RSU awards are credited with dividend equivalents for any dividends paid on the company's common stock during the vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. Therefore, the shares are not considered participating securities.

The following table summarizes outstanding RSU awards as of December 31 and the changes during each year:

	2021		2020		2019
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1	139,492	$37.54	127,471	$39.83	72,020	$47.66
Granted	66,107	$54.52	68,263	$38.77	104,488	$36.80
Vested	(68,606)	$34.50	(52,908)	$44.48	(43,102)	$45.51
Forfeited	(4,094)	$49.35	(3,334)	$40.20	(5,935)	$40.26
Nonvested shares outstanding at December 31	132,899	$47.19	139,492	$37.54	127,471	$39.83
Total grant date fair value of RSU awards vested during the year	$2,367		$2,354		$1,961
Total fair value of RSU awards vested during the year	$4,130		$2,196		$1,771

As of December 31, 2021, there was $2.9 million of total unrecognized compensation cost related to nonvested RSU awards, which is expected to be recognized over a weighted average period of 1.3 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

A long-term incentive award was granted annually to our directors through December 2017. The awards are payable upon a director's separation from service. Directors may also elect to defer their annual retainers, payable in the form of stock. Additionally, issuance of restricted stock units awarded to certain officers and employees may also be deferred. All stock unit equivalent accounts are credited with dividend equivalents. At December 31, 2021, shares outstanding that will be distributed in the future to directors or officers and employees as common stock were 174,559 and 7,247, respectively.

NOTE 13. LEASES

See Note 1: Summary of Significant Accounting Policies for details on our lease accounting policies.

Balance Sheet Classification

The following tables provide supplemental balance sheet information related to our leases as of December 31:

(in thousands)	Classification	2021	2020
Assets
Operating lease assets	Other long-term assets	$8,514	$11,081
Finance lease assets[1]	Property, plant and equipment, net	10,663	7,206
Total lease assets		$19,177	$18,287

Liabilities
Current
Operating lease liabilities	Accounts payable and accrued liabilities	$3,021	$4,304
Finance lease liabilities	Accounts payable and accrued liabilities	3,577	2,202
Noncurrent
Operating lease liabilities	Other long-term obligations	5,598	6,835
Finance lease liabilities	Other long-term obligations	6,972	4,914
Total lease liabilities		$19,168	$18,255

[1]	Finance lease assets are presented net of accumulated amortization of $4.5 million and $1.7 million as of December 31, 2021 and 2020, respectively.

	2021	2020
Weighted-average remaining terms (years)
Operating leases	3.88	3.80
Finance leases	3.66	3.59
Weighted-average discount rate
Operating leases	3.84%	4.13%
Finance leases	2.54%	2.76%

Lease Costs

The following table summarizes the components of our lease expense for the years ended December 31:

(in thousands)	2021	2020	2019
Operating lease costs[1]	$4,798	$5,640	$5,938
Finance lease costs:
Amortization of leased assets	2,825	1,451	269
Interest on lease assets	227	153	40
Net lease costs	$7,850	$7,244	$6,247

[1]	Excludes short-term leases and variable lease costs, which are immaterial.

Operating lease costs and amortization of finance lease assets are included within costs of goods sold and selling, general and administrative expenses and interest on leased assets is included in interest expense, net on our Consolidated Statements of Operations.

Other Lease Information

The following table presents supplemental cash flow information related to leases for the years ended December 31:

(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,745	$5,627
Operating cash flows for finance leases	$227	$153
Financing cash flows for finance leases	$2,846	$1,526
Leased assets exchanged for new lease liabilities:
Operating leases	$1,907	$447
Finance leases	$6,279	$6,295

Maturity of Lease Liabilities

At December 31, 2021, the future minimum lease payment obligations under noncancelable leases were as follows:

(in thousands)	Operating Leases	Finance Leases
2022	$3,289	$3,800
2023	2,289	3,076
2024	1,349	2,213
2025	1,052	1,156
2026	1,008	554
Thereafter	292	240
Total lease payments	9,279	11,039
Less: interest	660	490
Present value of lease liabilities	$8,619	$10,549

NOTE 14. INCOME TAXES

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

We are also subject to corporate taxes on built-in gains (the excess of fair market value over tax basis on the merger date) on sales of former Deltic real property held by the REIT during the five years following the Deltic merger (until February 2023). The sale of standing timber is not subject to built-in gains tax.

Income tax expense consists of the following for the years ended December 31:

(in thousands)	2021	2020	2019
Current	$85,131	$41,733	$12,055
Deferred	25	(14,610)	(11,082)
Net operating loss carryforwards	—	—	37
Income taxes	$85,156	$27,123	$1,010

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes due to the following for the years ended December 31:

(in thousands, except effective tax rate)	2021	2020	2019
U.S. federal statutory income tax	$106,893	$40,730	$11,901
REIT income not subject to federal income tax	(34,332)	(16,949)	(11,285)
Change in valuation allowance	—	(395)	(395)
State income taxes, net of federal tax benefit	13,314	3,099	334
Other items, net	(719)	638	455
Income taxes	$85,156	$27,123	$1,010
Effective tax rate	16.7%	14.0%	1.8%

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(in thousands)	2021	2020
Deferred tax assets:
Pension and other postretirement employee benefits	$22,610	$34,703
Inventories	387	552
Tax credits	—	1,519
Nondeductible accruals	1,634	2,005
Incentive compensation	1,437	971
Employee benefits	1,444	1,323
Other	598	1,110
Total deferred tax assets	28,110	42,183
Deferred tax liabilities:
Timber and timberlands, net	(226)	(354)
Property, plant and equipment, net	(53,800)	(52,698)
Intangible assets, net	(3,466)	(3,656)
Real estate development	(2,476)	(1,236)
Other	(3,016)	(1,979)
Total deferred tax liabilities	(62,984)	(59,923)
Deferred tax liabilities, net	$(34,874)	$(17,740)

We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. At December 31, 2021, we had no state or federal net operating loss carryforwards and at December 31, 2021 and 2020, we had no material unrecognized tax benefits.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2021, 2020 and 2019, we recognized insignificant amounts related to interest and penalties in our tax provision. At December 31, 2021, 2020 and 2019, we had insignificant amounts of accrued interest related to tax obligations and no accrued interest receivable with respect to open tax refunds.

The following table summarizes the tax years subject to examination by major taxing jurisdictions:

Jurisdiction	Years
Federal	2018 - 2021
Arkansas	2018 - 2021
Idaho	2018 - 2021
Michigan	2017 - 2021
Minnesota	2017 - 2021

NOTE 15. SAVINGS PLANS, PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

SAVINGS PLANS

Substantially all of our employees are eligible to participate in 401(k) savings plans. In 2021, 2020 and 2019, we made matching 401(k) contributions on behalf of our employees of $4.0 million, $3.6 million and $3.9 million, respectively.

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

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

On January 1, 2011, we closed the legacy Potlatch pension plans to any new salaried and hourly non-represented employees hired after that date. Upon merger with Deltic in 2018, we assumed one qualified pension plan, one nonqualified pension plan and one other postretirement benefit (OPEB) plan. The acquired plans have been frozen to new participants since 2014. Effective December 31, 2021, the Potlatch Salaried Retirement Plan (Salaried Plan) was amended and the three other qualified pension plans merged into the Salaried Plan creating one qualified pension plan renamed the PotlatchDeltic Retirement Plan. There were no impacts to vesting provisions or benefits to the participants of the former qualified defined benefit pension plans as a result of the merger into the Salaried Plan.

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

In February 2020, we purchased a group annuity contract from an insurance company to transfer $101.1 million of our outstanding pension benefit obligation related to our qualified pension plans to the insurance company. This transaction was funded with plan assets. As a result of the transaction, the insurance company assumed responsibility for annuity administration and benefit payments to select retirees, with no change to their monthly retirement benefit payment amounts. In connection with this transaction, we recorded a non-cash pretax settlement charge of $43.0 million as a result of accelerating the recognition of actuarial losses included in accumulated other comprehensive loss that would have been recognized in future periods. The settlement also triggered a remeasurement of plan assets and liabilities. We updated the discount rate used to measure our projected benefit obligation for the qualified pension plans as of February 29, 2020 and to calculate the related net periodic benefit cost for the remainder of 2020 to 2.95% from 3.40%. All other pension assumptions were unchanged.

We use a December 31 measurement date for our benefit plans and obligations. We recognize the underfunded status of our defined benefit pension plans and OPEB plan obligations on our Consolidated Balance Sheets. We recognize changes in the funded status in the year in which changes occur in Accumulated Other Comprehensive Loss and amortize actuarial gains and losses in the Consolidated Statements of Operations as net periodic cost (benefit).

Changes in benefit obligation, plan assets and funded status for our pension and OPEB plans are as follows:

	Pension Plans		OPEB
(in thousands)	2021	2020	2021	2020
Benefit obligation at beginning of year	$(408,429)	$(474,237)	$(50,835)	$(46,395)
Service cost	(8,182)	(8,932)	(670)	(508)
Interest cost	(10,533)	(12,263)	(1,267)	(1,502)
Actuarial gain (loss)	17,204	(38,366)	16,614	(6,415)
Benefits paid	23,735	23,614	3,900	3,985
Plan settlements	—	101,755	—	—
Benefit obligation at end of year	$(386,205)	$(408,429)	$(32,258)	$(50,835)

Fair value of plan assets at beginning of year	$325,790	$398,468	$—	$—
Actual return on plan assets	22,597	46,672	—	—
Employer contributions and benefit payments	5,144	6,019	3,900	3,985
Benefits paid	(23,735)	(23,614)	(3,900)	(3,985)
Plan settlements	—	(101,755)	—	—
Fair value of plan assets at end of year	$329,796	$325,790	$—	$—

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2,462)	$(2,363)	$(2,531)	$(4,211)
Noncurrent assets	—	1,907	—	—
Noncurrent liabilities	(53,947)	(82,183)	(29,727)	(46,624)
Funded status	$(56,409)	$(82,639)	$(32,258)	$(50,835)

The accumulated benefit obligation for all defined benefit pension plans is determined using the actuarial present value of the vested benefits to which the employee is currently entitled and the employee’s expected date of separation for retirement. At December 31, 2021 and 2020, the accumulated benefit obligation for all defined benefit pension plans was $374.7 million and $390.3 million, respectively. Actuarial gain (loss) in our pension plans is primarily due to year over year changes in the discount rate. Actuarial gain (loss) for our OPEB plans is primarily due to year over year changes in the discount rate and assumptions associated with medical trends, claims and participant contributions. During 2021 and 2020, funding of pension and other postretirement employee benefit plans was $9.0 million and $10.0 million, respectively.

Pension plans with projected benefit obligations greater than plan assets at December 31 are as follows:

	2021	2020
Projected benefit obligations	$386,205	$350,091
Fair value of plan assets	$329,796	$265,546

Pension plans with accumulated benefit obligations greater than plan assets at December 31 are as follows:

	2021	2020
Accumulated benefit obligations	$374,719	$332,012
Fair value of plan assets	$329,796	$265,546

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

The long-term targeted asset allocation ranges for the pension benefit plans’ asset categories are as follows:

Asset Category	Allocation Range
Global equities	5% - 35%
Fixed income securities	50% - 100%
Alternatives, which may include equities and fixed income securities	0% - 15%
Cash and cash equivalents	0% - 5%

The asset allocations of the pension benefit plans’ assets at December 31 by asset category are as follows:

	Pension Plans
Asset Category	2021	2020
Global equities	20%	32%
Fixed income securities	73	53
Other (includes cash and cash equivalents and alternatives)	7	15
Total	100%	100%

The pension assets are stated at fair value. Refer to Note 1: Summary of Significant Accounting Policies for a discussion of the framework used to measure fair value.

Assets within our defined benefit pension plans were invested as follows:

(in thousands)	December 31, 2021
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$4,269	$—	$4,269
Global equity securities[1]	66,517	—	66,517
Fixed income securities[2]	182,506	59,405	241,911
Alternatives[3]	17,099	—	17,099
Total	$270,391	$59,405	$329,796

(in thousands)	December 31, 2020
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$5,571	$—	$5,571
Global equity securities[1]	104,775	—	104,775
Fixed income securities[2]	143,415	29,494	172,909
Alternatives[3]	42,535	—	42,535
Total	$296,296	$29,494	$325,790

[1]

Level 1 assets are international and domestic managed investments with quoted prices on major security markets and also include investments in registered investment company funds for which market quotations are generally readily available on the primary market or exchange on which they are traded. The global equity securities track the MSCI All-Country World Index.

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

There were no Level 3 investments held by the defined benefit pension plans at December 31, 2021 or 2020.

PLAN ACTIVITY

Pre-tax components of net periodic cost (benefit) recognized in our Consolidated Statements of Operations were as follows for the years ended December 31:

	Pension Plans			OPEB
(in thousands)	2021	2020	2019	2021	2020	2019
Service cost	$8,182	$8,932	$7,767	$670	$508	$371
Interest cost	10,533	12,263	18,465	1,267	1,502	1,588
Expected return on plan assets	(14,100)	(15,474)	(22,190)	—	—	—
Amortization of prior service cost (credit)	86	111	211	(1,192)	(1,274)	(8,844)
Amortization of actuarial loss	14,455	15,426	13,497	2,178	1,672	1,012
Net periodic cost (benefit) before pension settlement charge	19,156	21,258	17,750	2,923	2,408	(5,873)
Pension settlement charge	—	42,988	—	—	—	—
Net periodic cost (benefit)	$19,156	$64,246	$17,750	$2,923	$2,408	$(5,873)

The amounts recorded in Accumulated Other Comprehensive Loss on our Consolidated Balance Sheets, that have not yet been recognized as components of net periodic benefit costs at December 31, net of tax, consist of:

	Pension Plans		OPEB
(in thousands)	2021	2020	2021	2020
Net loss	$49,476	$78,859	$2,075	$15,947
Prior service cost (credit)	103	166	(285)	(1,164)
Total amount unrecognized	$49,579	$79,025	$1,790	$14,783

EXPECTED FUNDING AND BENEFIT PAYMENTS

We are not required to contribute to our qualified pension plans in 2022. Our non-qualified pension plan and other postretirement employee benefit plans are unfunded and benefit payments are paid from our general assets. We estimate that we will make non-qualified pension plan payments of $2.5 million and other postretirement employee benefit payments of $2.5 million in 2022, which are included below.

Estimated future benefit payments, which reflect expected future service are as follows for the years indicated:

(in thousands)	Pension Plans	OPEB
2022	$22,574	$2,532
2023	$22,944	$2,414
2024	$22,945	$2,192
2025	$22,730	$2,017
2026	$22,554	$1,926
2027–2031	$109,673	$8,447

ACTUARIAL ASSUMPTIONS

The weighted average assumptions used to determine the benefit obligation for our pension and OPEB plans as of December 31 were:

	Pension Plans		OPEB
	2021	2020	2021	2020
Discount rate	3.00%	2.65%	2.95%	2.60%
Rate of compensation increase	3.00 - 4.00%	3.00 - 4.00%	—	—

The weighted average assumptions used for all pension and OPEB plans to determine the net periodic benefit cost for the years ended December 31 were:

	Pension Plans			OPEB
	2021	2020	2019	2021	2020	2019
Discount rate	2.65%	3.40%	4.40%	2.60%	3.40%	4.40%
Expected return on plan assets	5.25%	5.75%	6.25%	—	—	—
Rate of compensation increase	3.00 - 4.00%	3.00 - 4.00%	3.00 - 4.00%	—	—	—

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

Determining our expected return on plan assets requires a high degree of judgment. The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return.

At December 31, 2021, the assumed health care cost trend rate used to calculate other postretirement employee benefit obligations was between 6.06% and 6.58% depending on the individual plan participant makeup and graded ratably to an assumption of 4.00% in 2046. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

NOTE 16. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables detail the changes in our Accumulated Other Comprehensive Loss (AOCL) on our Consolidated Balance Sheets for the years ended December 31, 2021 and 2020, net of tax.

(in thousands)	2021	2020
Pension Plans
Balance at beginning of period	$79,025	$117,028
Net (gain) loss arising during the period	(19,147)	5,306
Effect of pension settlement	-	(31,811)
Amounts reclassified from AOCL to earnings	(10,299)	(11,498)
Balance at end of period	49,579	79,025
Other Postretirement Benefit Plans
Balance at beginning of period	14,783	10,331
Net (gain) loss arising during the period	(12,378)	4,747
Amounts reclassified from AOCL to earnings	(615)	(295)
Balance at end of period	1,790	14,783
Cash Flow Hedges
Balance at beginning of period	27,181	20,000
Net (gain) loss arising during the period	(26,206)	14,632
Amounts reclassified from AOCL to earnings	(9,106)	(7,451)
Balance at end of period	(8,131)	27,181
Accumulated other comprehensive loss, end of period	$43,238	$120,989

See Note 10: Derivative Instruments and Note 15: Savings Plans, Pension and Other Postretirement Employee Benefits for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2021. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2021.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has audited the effectiveness of our internal controls over financial reporting as of December 31, 2021, as stated in their report which appears on the next page.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

PotlatchDeltic Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited PotlatchDeltic Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Seattle, Washington

February 17, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings "Board of Directors," "Corporate Governance," and "Delinquent Section 16(a) Reports" from our definitive Proxy Statement to be filed with the SEC on or about March 29, 2022.

Our Corporate Conduct and Ethics Code, which is applicable to all directors, officers and employees, can be found on our website at www.PotlatchDeltic.com. We post any amendments to or waivers from our Corporate Conduct and Ethics Code on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information set forth under the headings "Report of the Executive Compensation and Personnel Policies Committee," "Compensation Discussion and Analysis," "Executive Compensation Tables," “CEO Pay Ratio,” "Compensation of Directors" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be filed with the SEC on or about March 29, 2022, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading "Security Ownership" in our definitive Proxy Statement to be filed with the SEC on or about March 29, 2022, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is to be included under the heading "Corporate Governance - Transactions with Related Persons" in our definitive Proxy Statement to be filed with the SEC on or about March 29, 2022, and is incorporated herein by reference.

The information required by this item regarding director independence is to be included under the headings "Board of Directors" and "Corporate Governance - Director Independence" in our definitive Proxy Statement to be filed with the SEC on or about March 29, 2022, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is to be included under the heading "Audit Committee Report - Fees Paid to Independent Registered Public Accounting Firm in 2021 and 2020" in our definitive Proxy Statement to be filed with the SEC on or about March 29, 2022, and is incorporated herein by reference.

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

2.1*

Agreement and Plan of Merger dated October 22, 2017 between PotlatchDeltic Corporation, Portland Merger LLC and Deltic Timber Corporation, filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 23, 2017.

2.2*

Agreement and Plan of Merger dated as of December 6, 2021 among Loutre Land and Lumber Company, PotlatchDeltic Corporation, PCH Merger LLC and the Shareholder Representatives party thereto, filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on December 22, 2021.

3.1*	Third Restated Certificate of Incorporation of the Registrant, effective February 20, 2018, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.

3.2*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.

4.1	See Exhibits 3.1 and 3.2. The Registrant also undertakes to furnish to the SEC, upon request, any instrument defining the rights of holders of long-term debt.

4.2*	Description of Registrant’s Securities, filed as Exhibit 4(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

4.3*

Indenture, dated as of November 27, 1990, between Original PotlatchDeltic and Deutsche Bank National Trust Company (successor in interest to Bankers Trust Company of California, National Association), as trustee, filed as Exhibit (4)(a) to the Original PotlatchDeltic Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (SEC File No. 001-05313)

4.4*

Officer’s Certificate, dated January 24, 1991, filed as Exhibit (4)(a)(i) to the Original PotlatchDeltic Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (SEC File No. 001-05313)

4.5*

Officer’s Certificate, dated December 12, 1991, filed as Exhibit (4)(a)(i) to the Original PotlatchDeltic Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (SEC File No. 001-05313)

10.1[1]*

PotlatchDeltic Corporation Management Performance Award Plan, as amended effective December 2, 2004, filed as Exhibit (10)(a) to the Annual Report on Form 10-K filed by Original PotlatchDeltic for the fiscal year ended December 31, 2004. (SEC File No. 001-05313)

10.2[1]*	Amendment to PotlatchDeltic Corporation Management Performance Award Plan, filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

10.3[1]*	Summary of PotlatchDeltic Corporation Non-Employee Director Compensation, effective May 6, 2021, filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q by the Registrant on July 30, 2021.

10.4[1]*

PotlatchDeltic Corporation Severance Program for Executive Employees, amended and restated effective January 1, 2019, filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

10.5[1]*

PotlatchDeltic Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original PotlatchDeltic for the quarter ended June 30, 2005.

10.6[1]*

Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(c), filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original PotlatchDeltic for the fiscal year ended December 31, 2003. (SEC File No. 001-5313)

10.7[1]*	Amendment, effective as of January 1, 2009, to Plan described in Exhibit (10)(c), filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

10.8[1]*

PotlatchDeltic Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original PotlatchDeltic for the quarter ended June 30, 2005.

10.9[1]*

PotlatchDeltic Corporation Deferred Compensation Plan for Directors II, as amended and restated effective May 8, 2014 and further amended and restated effective September 8, 2016, filed as Exhibit 10(e) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

10.10[1]*	First Amendment to the PotlatchDeltic Corporation Deferred Compensation Plan for Directors II, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 7, 2017.

10.11[1]*

PotlatchDeltic Corporation Benefits Protection Trust Agreement, amended and restated effective September 1, 2018, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

10.12[1]*

Form of Indemnification Agreement with each director of the Registrant and with each executive officer of the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 23, 2009.

10.13[1]*

PotlatchDeltic Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

10.14[1]*	PotlatchDeltic Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.C to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2014.

10.15[1]*

PotlatchDeltic Corporation Restricted Stock Unit Award Notice and Agreement (Directors) 2014 Long-Term Incentive Plan, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 7, 2017.

10.16[1]*	Form of 2014 RSU Award Notice and Award Agreement (2014 Long-Term Incentive Plan) filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

10.17[1]*	Form of 2015 RSU Award Notice and Agreement (2014 Long-Term Incentive Plan) filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 18, 2015.

10.18[1]*	Form of 2019 Performance Share Award Notice and Agreement (2014 Long-Term Incentive Plan), filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

10.19[1]*	Form of 2019 RSU Award Notice and Agreement (2014 Long-term Incentive Plan) filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

10.201*	PotlatchDeltic Corporation 2019 Long-Term Incentive Plan filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.21[1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan RSU Award Notice (Employee) filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.22[1]*

Form of PotlatchDeltic 2019 Long-Term Incentive Plan RSU Award Agreement for restricted stock unit awards granted prior to December 2, 2021, filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.23[1,2]	Form of PotlatchDeltic 2019 Long-Term Incentive Plan RSU Award Agreement (Employee) for restricted stock unit awards granted on or after December 2, 2021.

10.24[1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Award Notice filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.25[1]*

Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Agreement for performance share awards granted prior to December 2, 2021, filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.26[1,2]	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Agreement for performance share awards granted on or after December 2, 2021.

10.27[1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Award Director RSU Notice and Agreement filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.28[1]*

PotlatchDeltic Corporation Management Performance Award Plan II, as amended through February 20, 2008, filed as Exhibit (10)(r)(iv) to the Current Report on Form 8-K filed by the Registrant on February 26, 2008.

10.29[1]*

Amendment to PotlatchDeltic Corporation Management Performance Award Plan II, effective June 1, 2008, filed as Exhibit (10)(r)(v) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

10.30[1]*

PotlatchDeltic Corporation Salaried Supplemental Benefit Plan II, effective December 5, 2008, and amended and restated as of January 1, 2019, filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

10.31[1]*	PotlatchDeltic Corporation Annual Incentive Plan, amended and restated effective January 1, 2019, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

10.32[1]*

PotlatchDeltic Corporation Management Deferred Compensation Plan, effective June 1, 2008, amended and restated on February 14, 2014, filed as Exhibit (10)(x) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.33*

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

10.34*

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

10.35*

Second amendment to Second Amended and Restated Term Loan Agreement dated December 2, 2019, by and among the Registrant and its wholly-owned subsidiaries as borrowers and Northwest Farm Credit Services, PCA, as Administrative Agent, the Guarantors party thereto, and the Lenders party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Registrant on December 10, 2019.

10.36*

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

10.37*

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

10.38*

Fifth amendment to Second Amended and Restated Term Loan Agreement dated December 1, 2021, by and among the Registrant and its wholly-owned subsidiaries as borrowers and Northwest Farm Credit Services, PCA, as Administrative Agent, the Guarantors party thereto, the Lenders party thereto, and the Voting Participants party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2021.

10.39*

Sixth amendment to Second Amended and Restated Term Loan Agreement dated February 14, 2022, by and among the Registrant and its wholly-owned subsidiaries as borrowers and Northwest Farm Credit Services, PCA, as Administrative Agent, the Guarantors party thereto, the Lenders party thereto, and the Voting Participants party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 14, 2022.

10.40*

Loan Agreement dated August 1, 2016 by and among Nez Perce County, Idaho, PotlatchDeltic Corporation, PotlatchDeltic Forest Holdings, Inc., PotlatchDeltic Lake States Timberlands, LLC, PotlatchDeltic Land and Lumber, LLC, Minnesota Timberlands, LLC and PotlatchDeltic Timberlands, LLC, filed as Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on August 19, 2016.

10.41*

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

10.42*

Third Amended and Restated Credit Agreement dated as of December 14, 2021, by and among the Registrant and its wholly-owned subsidiaries as borrowers, KeyBank National Association as Administrative Agent, swing line lender and L/C Issuer, the Guarantors from time to time party thereto and the Lenders from time to time party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 14, 2021.

10.43*

Asset Purchase and sales agreement between the Registrant’s wholly-owned subsidiary, Del-Tin Fiber, LLC (Del-Tin) and Roseburg Forest Products Co. for the sale of Del-Tin’s El Dorado MDF Business filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 21,2018.

10.44*

Group annuity contract, effective March 6, 2020, between NY Life Insurance Company and the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on October 16, 2020.

10.45[1]*	Letter Agreement, dated November 6, 2020, between Michael J. Covey and the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 9, 2020.

21[2]	PotlatchDeltic Corporation Subsidiaries.

23[2]	Consent of Independent Registered Public Accounting Firm.

24[2]	Powers of Attorney.

31[2]	Rule 13a-14(a)/15d-14(a) Certifications.

32[2]	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101

The following financial information from PotlatchDeltic Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 17, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iii) the Consolidated Balance Sheets at December 31, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019 and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference (SEC File No. 001-32729, unless otherwise indicated).

1 Management contract or compensatory plan, contract or arrangement.

2 Document filed with this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCHDELTIC CORPORATION (Registrant)

By	/s/ ERIC J. CREMERS
Eric J. Cremers
President and Chief Executive Officer

Date: February 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 2022, by the following persons on behalf of the registrant in the capacities indicated.

/s/ ERIC J. CREMERS	Director, President and Chief Executive Officer
Eric J. Cremers	(Principal Executive Officer)
/s/ JERALD W. RICHARDS	Vice President and Chief Financial Officer
Jerald W. Richards
/s/ WAYNE WASECHEK	Controller (Principal Accounting Officer)
Wayne Wasechek
*	Director, Executive Chairperson of the Board
Michael J. Covey
*	Director
Anne L. Alonzo
*	Director
Linda M. Breard
*	Director
William L. Driscoll
*	Director
D. Mark Leland
*	Director
Lawrence S. Peiros
*	Director
R. Hunter Pierson Jr.
*	Director
Lenore M. Sullivan

*By	/s/ MICHELE L. TYLER
Michele L. Tyler
(Attorney-in-fact)