Form 10-Q
period 2022-03-31
POTLATCHDELTIC CORP
filed 2022-04-29
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding as of April 26, 2022 was 69,372,304.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Revenues	$411,350	$354,193
Costs and expenses:
Cost of goods sold	179,847	169,302
Selling, general and administrative expenses	16,294	16,758
Net loss on fire damage	276	—
	196,417	186,060
Operating income	214,933	168,133
Interest expense, net	(2,894)	(3,574)
Pension settlement charge	(14,165)	—
Non-operating pension and other postretirement employee benefit costs	(1,929)	(3,414)
Income before income taxes	195,945	161,145
Income taxes	(32,065)	(30,039)
Net income	$163,880	$131,106

Net income per share:
Basic	$2.36	$1.95
Diluted	$2.35	$1.94
Dividends per share	$0.44	$0.41
Weighted-average shares outstanding (in thousands)
Basic	69,419	67,207
Diluted	69,623	67,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$163,880	$131,106
Other comprehensive income (loss):
Pension and other postretirement employee benefits:
Net loss arising during the period, net of tax benefit of $1,570 and $0	(4,587)	—
Effect of pension settlement, net of tax expense of $3,612 and $0	10,553	—
Amortization of actuarial loss included in net income, net of tax expense of $475 and $1,109	1,384	3,157
Amortization of prior service cost (credit) included in net income, net of tax expense (benefit) of $44 and $(73)	130	(204)
Cash flow hedges, net of tax expense of $2,249 and $4,031	43,276	64,107
Other comprehensive income, net of tax	50,756	67,060
Comprehensive income	$214,636	$198,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$470,918	$296,151
Customer receivables, net	40,094	31,028
Inventories, net	67,673	72,369
Other current assets	21,938	21,630
Total current assets	600,623	421,178
Property, plant and equipment, net	297,710	292,320
Investment in real estate held for development and sale	61,562	65,604
Timber and timberlands, net	1,671,330	1,682,671
Intangible assets, net	15,296	15,491
Other long-term assets	87,095	57,951
Total assets	$2,733,616	$2,535,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$101,589	$78,209
Current portion of long-term debt	39,983	42,977
Current portion of pension and other postretirement employee benefits	4,993	4,993
Total current liabilities	146,565	126,179
Long-term debt	715,499	715,279
Pension and other postretirement employee benefits	90,359	83,674
Deferred tax liabilities, net	37,642	34,874
Other long-term obligations	31,353	49,076
Total liabilities	1,021,418	1,009,082
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued and outstanding 69,372 and 69,064 shares	69,372	69,064
Additional paid-in capital	1,782,940	1,781,217
Accumulated deficit	(147,632)	(280,910)
Accumulated other comprehensive income (loss)	7,518	(43,238)
Total stockholders’ equity	1,712,198	1,526,133
Total liabilities and stockholders' equity	$2,733,616	$2,535,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$163,880	$131,106
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	19,874	18,399
Basis of real estate sold	10,854	8,823
Change in deferred taxes	(2,123)	1,490
Pension and other postretirement employee benefits	3,857	5,627
Pension settlement charge	14,165	—
Equity-based compensation expense	2,056	1,930
Net loss on fire damage	276	—
Other, net	(291)	(387)
Change in working capital and operating-related activities, net	21,208	6,713
Real estate development expenditures	(2,161)	(2,315)
Funding of pension and other postretirement employee benefits	(1,296)	(1,421)
Net cash from operating activities	230,299	169,965

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(12,566)	(7,762)
Timberlands reforestation and roads	(4,648)	(3,956)
Other, net	92	189
Net cash from investing activities	(17,122)	(11,529)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(30,524)	(27,484)
Repayment of long-term debt	(3,000)	—
Other, net	(1,071)	(591)
Net cash from financing activities	(34,595)	(28,075)
Change in cash, cash equivalents and restricted cash	178,582	130,361
Cash, cash equivalents and restricted cash at beginning of period	296,772	252,340
Cash, cash equivalents and restricted cash at end of period	$475,354	$382,701

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$1,516	$2,263
Accrued timberlands reforestation and roads	$98	$813

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2022	March 31, 2021
Cash and cash equivalents	$470,918	$382,032
Restricted cash included in other long-term assets[1]	4,436	669
Total cash, cash equivalents, and restricted cash	$475,354	$382,701

[1]	Amounts included in restricted cash represent proceeds held by a qualified intermediary that are intended to be reinvested in timber and timberlands.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	69,064	$69,064	$1,781,217	$(280,910)	$(43,238)	$1,526,133
Net income	—	—	—	163,880	—	163,880
Shares issued for stock compensation	308	308	(308)	—	—	—
Equity-based compensation expense	—	—	2,056	—	—	2,056
Pension plans and OPEB obligations, net of tax	—	—	—	—	7,480	7,480
Cash flow hedges, net of tax	—	—	—	—	43,276	43,276
Dividends on common stock, $0.44 per share	—	—	—	(30,524)	—	(30,524)
Other transactions, net	—	—	(25)	(78)	—	(103)
Balance, March 31, 2022	69,372	$69,372	$1,782,940	$(147,632)	$7,518	$1,712,198

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2020	66,876	$66,876	$1,674,576	$(315,510)	$(120,989)	$1,304,953
Net income	—	—	—	131,106	—	131,106
Shares issued for stock compensation	166	166	(166)	—	—	—
Equity-based compensation expense	—	—	1,930	—	—	1,930
Pension plans and OPEB obligations, net of tax	—	—	—	—	2,953	2,953
Cash flow hedges, net of tax	—	—	—	—	64,107	64,107
Dividends on common stock, $0.41 per share	—	—	—	(27,484)	—	(27,484)
Other transactions, net	—	—	81	(97)	—	(16)
Balance, March 31, 2021	67,042	$67,042	$1,676,421	$(211,985)	$(53,929)	$1,477,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX FOR THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

General

PotlatchDeltic Corporation and its subsidiaries (collectively referred to in this report as the company, us, we or our) is a leading timberland Real Estate Investment Trust (REIT) with operations in seven states. We are engaged in activities associated with timberland management, including the sale of timber, the management of approximately 1.8 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacturing and sale of wood products and the development of real estate. Our timberlands, real estate development projects and all of our wood products facilities are located within the continental United States. The primary market for our products is the United States. We converted to a REIT effective January 1, 2006.

Condensed Consolidated Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements provide an overall view of our results and financial condition and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain disclosures normally provided in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 17, 2022. Results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and requires judgments affecting the amounts reported in the financial statements and the accompanying notes. Actual results may differ materially from our estimates.

Commitments and Contingencies

At any given time, we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a material adverse effect on our consolidated financial position, operating results or net cash flow.

New Accounting Standards Being Evaluated

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by this guidance apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued as a result of reference rate reform. The guidance in ASU 2020-04, which can be applied immediately, is optional and may be elected over time as reference rate reform activities occur. This guidance is not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity was expected to be completed. Our credit agreement, variable rate term loans with $403.5 million in principal, and interest rate derivative agreements have an interest rate tied to LIBOR. We continue to evaluate the impact of the guidance, are monitoring the developments regarding the alternative rates, will work with our lenders and counterparties to identify a suitable replacement rate, may amend certain debt and interest rate derivative agreements to accommodate those rates, and may apply elections allowed under the standard as applicable as additional changes in the market occur.

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

The following table presents our revenues by major product:

	Three Months Ended March 31,
(in thousands)	2022	2021
Timberlands
Northern region
Sawlogs	$81,504	$76,181
Pulpwood	392	499
Other	303	300
Total Northern revenues	82,199	76,980

Southern region
Sawlogs	23,381	22,416
Pulpwood	11,627	9,161
Stumpage	3,358	764
Other	3,092	2,595
Total Southern revenues	41,458	34,936

Total Timberlands revenues	123,657	111,916

Wood Products
Lumber	250,764	229,682
Residuals and Panels	44,978	39,614
Total Wood Products revenues	295,742	269,296

Real Estate
Rural real estate	21,646	10,025
Development real estate	10,278	8,053
Other	2,141	2,235
Total Real Estate revenues	34,065	20,313

Total segment revenues	453,464	401,525
Intersegment Timberlands revenues[1]	(42,114)	(47,332)
Total consolidated revenues	$411,350	$354,193

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

Management uses Adjusted EBITDDA to evaluate the operating performance and effectiveness of operating strategies of our segments and allocation of resources to them. Our calculation of Adjusted EBITDDA may not be comparable to that reported by other companies. EBITDDA is calculated as net income before interest expense, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses. Our calculation of Adjusted EBITDDA may not be comparable to that reported by other companies.

The following table summarizes information for each of the company’s reportable segments and includes a reconciliation of Total Adjusted EBITDDA to income before income taxes. Corporate information is included to reconcile segment data to the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
(in thousands)	2022	2021
Adjusted EBITDDA:
Timberlands	$76,434	$67,858
Wood Products	149,951	125,555
Real Estate	30,124	16,593
Corporate	(9,584)	(10,710)
Eliminations and adjustments	(1,363)	(4,310)
Total Adjusted EBITDDA	245,562	194,986
Interest expense, net[1]	(2,894)	(3,574)
Depreciation, depletion and amortization	(19,502)	(17,996)
Basis of real estate sold	(10,854)	(8,823)
Net loss on fire damage	(276)	—
Pension settlement charge	(14,165)	—
Non-operating pension and other postretirement employee benefits	(1,929)	(3,414)
Gain (loss) on disposal of fixed assets	3	(34)
Income before income taxes	$195,945	$161,145
Depreciation, depletion and amortization:
Timberlands	$12,161	$11,417
Wood Products	7,021	6,203
Real Estate	170	155
Corporate	150	221
	19,502	17,996
Bond discounts and deferred loan fees[1]	372	403
Total depreciation, depletion and amortization	$19,874	$18,399
Basis of real estate sold:
Real Estate	$10,860	$8,829
Eliminations and adjustments	(6)	(6)
Total basis of real estate sold	$10,854	$8,823

[1]	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands)	2022	2021
Basic weighted-average shares outstanding	69,419	67,207
Incremental shares due to:
Performance shares	140	326
Restricted stock units	64	74
Diluted weighted-average shares outstanding	69,623	67,607

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

For the three months ended March 31, 2022 and 2021, there were approximately 114,400 and 63,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

Share Repurchase Program

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the Repurchase Program). Shares may be repurchased under the Repurchase Program in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan). The timing, manner, price and amount of repurchases will be determined according to, and subject to, the terms of the Trading Plan, and, subject to the terms of the Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

We did not repurchase any shares during the three months ended March 31, 2022 or 2021. At March 31, 2022, we had remaining authorization of $59.5 million for future stock repurchases under the Repurchase Program.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	March 31, 2022	December 31, 2021
Logs	$32,794	$41,199
Lumber, panels and veneer	37,539	34,528
Materials and supplies	18,478	17,780
Total inventories	88,811	93,507
Less: LIFO reserve	(21,138)	(21,138)
Total inventories, net	$67,673	$72,369

Property, plant and equipment

(in thousands)	March 31, 2022	December 31, 2021
Property, plant and equipment	$545,163	$532,324
Less: accumulated depreciation	(247,453)	(240,004)
Total property, plant and equipment, net	$297,710	$292,320

Ola, Arkansas sawmill fire

On June 13, 2021, a fire occurred at our Ola, Arkansas sawmill. There were no injuries or environmental issues from the fire. The damage was principally limited to the large log primary breakdown area of the mill. The planer mill, kiln, and shipping department were not affected. We have adequate property damage and business interruption insurance and expect to be reimbursed for both property damage and business interruption losses by our insurance carriers, subject to an applicable deductible. We recognized a total of $15.0 million in initial insurance recoveries for property damage associated with the fire at the sawmill during the third quarter of 2021. No insurance recoveries for property damage or business interruption losses for the fire at the sawmill were recorded during the three months ended March 31, 2022 as discussions with the insurance carriers are ongoing. Insurance recoveries will be recorded when deemed probable and reasonably estimable.

Timber and timberlands

(in thousands)	March 31, 2022	December 31, 2021
Timber and timberlands	$1,586,628	$1,597,011
Logging roads	84,702	85,660
Total timber and timberlands, net	$1,671,330	$1,682,671

Accounts payable and accrued liabilities

(in thousands)	March 31, 2022	December 31, 2021
Income taxes payable	$35,421	$1,134
Accrued payroll and benefits	19,084	28,944
Accounts payable	10,419	12,749
Deferred revenue[1]	9,671	8,392
Other accrued taxes	7,310	5,714
Accrued interest	4,468	6,046
Other current liabilities	15,216	15,230
Total accounts payable and accrued liabilities	$101,589	$78,209

[1]

Deferred revenue predominately relates to hunting and other access rights on our timberlands, payments received for lumber shipments where control of goods has not transferred, member-related activities at an owned country club and certain post-close obligations for real estate sales. These contract liabilities are recognized over the term of the contracts, which is typically twelve months or less, except for country club initiation fees which are recognized over the average life of club membership.

NOTE 5. DEBT

At March 31, 2022, our total outstanding long-term debt included $693.5 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender. Included in the Amended Term Loan Agreement is a $40.0 million term loan that we expect to refinance upon its maturity in December 2022. Certain borrowings under the Amended Term Loan Agreement are at variable rates of one or three-month LIBOR plus a spread between 1.68% and 2.10%. We have entered into interest rate swaps for these variable rate term loans to fix the interest rate. See Note: 6 Derivative Instruments for additional information.

At March 31, 2022, there were no borrowings under our $300.0 million revolving line of credit and approximately $1.0 million of our revolving line of credit was utilized for outstanding letters of credit. As provided in the revolving line of credit agreement, borrowings may be increased by up to an additional $500.0 million. The revolving line of credit agreement also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. We may utilize borrowings under the credit facility to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

We were in compliance with all debt and credit agreement covenants at March 31, 2022.

NOTE 6. DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks.

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. As of March 31, 2022, we have interest rate swaps associated with $403.5 million of term loan debt. These swaps are cash flow hedges that convert variable rates ranging from one-month and three-month LIBOR plus 1.68% to 2.10%, to fixed rates ranging from 3.04% to 4.75%. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedges. At March 31, 2022, the amount of net losses expected to be reclassified into earnings in the next 12 months is approximately $1.4 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the LIBOR rate at the time of net swap cash payments.

As of March 31, 2022, we have $567.5 million of forward starting interest rate swaps designated as cash flow hedges. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on $567.5 million of future debt refinances through January 2029 by converting the benchmark interest rates to fixed interest rates. In addition, the cash flow hedges for future debt refinances require settlement on the stated maturity date.

The gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets are as follows:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	March 31, 2022	December 31, 2021	Location	March 31, 2022	December 31, 2021
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, current[1]	$4,673	$2,191	Accounts payable and accrued liabilities[1]	$—	$—
Interest rate contracts	Other assets, non-current	57,487	31,306	Other long-term obligations	7,197	24,060
		$62,160	$33,497		$7,197	$24,060

[1]	Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on our Condensed Consolidated Statements of Operations:

		Three Months Ended March 31,
(in thousands)	Location	2022	2021
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income recognized in other comprehensive income, net of tax		$41,243	$61,875
Amounts reclassified from accumulated other comprehensive income (loss), net of tax[1]	Interest expense	$(2,033)	$(2,232)

Interest expense, net		$2,894	$3,574

[1]

Realized losses on interest rate contracts consist of net cash received or paid and interest accruals on the interest rate swaps during the periods. Net cash received or paid is included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$62,160	$62,160	$33,497	$33,497
Derivative liabilities related to interest rate swaps (Level 2)	$(7,197)	$(7,197)	$(24,060)	$(24,060)

Long-term debt, including current portion (Level 2):
Term loans	$(691,282)	$(694,353)	$(691,119)	$(705,135)
Revenue bonds	(65,735)	(66,754)	(65,735)	(69,278)
Medium-term notes	—	—	(3,000)	(3,007)
Total long-term debt[1]	$(757,017)	$(761,107)	$(759,854)	$(777,420)

Company owned life insurance asset (COLI) (Level 3)	$4,002	$4,002	$3,923	$3,923

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

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

We believe that our other financial instruments, including cash and cash equivalents, restricted cash, receivables and payables have net carrying values that approximate their fair values with only insignificant differences. This is primarily due to the short-term nature of these instruments.

NOTE 8. EQUITY-BASED COMPENSATION

At March 31, 2022, approximately 0.7 million shares are available for future use under our long-term incentive plans.

Share-based compensation activity during the three months ended March 31, 2022 included the following:

(Shares in thousands)	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	92,490	—	971
Restricted Stock Units (RSUs)	34,324	500	1,323

Approximately 0.3 million shares of common stock were issued to employees during the three months ended March 31, 2022 as a result of PSA and RSU vesting during 2021 and 2022.

The following table details equity-based compensation expense and the related income tax benefit:

	Three Months Ended March 31,
(in thousands)	2022	2021
Equity-based compensation expense:
Performance share awards	$1,298	$1,224
Restricted stock units	709	665
Deferred compensation stock equivalent units expense	49	41
Total equity-based compensation expense	$2,056	$1,930

Total tax benefit recognized for equity-based expense	$100	$89

Performance Share Awards

The weighted average grant date fair value of PSAs granted in 2022 was $76.18 per share. PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under the stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the performance measurement period, the recipients will receive dividend equivalents in the form of additional shares at the time of payment equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. Therefore, the shares are not considered participating securities.

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards granted in 2022:

Stock price as of valuation date	$55.02
Risk-free rate	1.79%
Expected volatility	45.69%
Expected dividend yield[1]	—
Expected term (years)	3.00

[1]	Full dividend reinvestment assumed.

Restricted Stock Units

The weighted average fair value of all RSUs granted during the three months ended March 31, 2022 was $54.79 per share. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The RSU awards granted accrue dividend equivalents based on dividends paid during the RSU vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. Therefore, the shares are not considered participating securities.

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

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	March 31, 2022	December 31, 2021
Assets
Operating lease assets	Other long-term assets	$7,794	$8,514
Finance lease assets[1]	Property, plant and equipment, net	10,012	10,663
Total lease assets		$17,806	$19,177

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$2,845	$3,021
Finance lease liabilities	Accounts payable and accrued liabilities	3,550	3,577
Noncurrent:
Operating lease liabilities	Other long-term obligations	5,013	5,598
Finance lease liabilities	Other long-term obligations	6,342	6,972
Total lease liabilities		$17,750	$19,168

[1]	Finance lease assets are presented net of accumulated amortization of $5.5 million and $4.5 million as of March 31, 2022 and December 31, 2021, respectively.

The following table presents the components of lease expense:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease costs[1]	$947	$1,328
Finance lease costs:
Amortization of leased assets	929	589
Interest on lease liabilities	67	51
Net lease costs	$1,943	$1,968

[1]	Excludes short-term leases and variable lease costs, which are immaterial.

The following table presents supplemental cash flow information related to leases:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$994	$1,368
Operating cash flows for finance leases	$67	$51
Financing cash flows for finance leases	$938	$577
Leased assets exchanged for new lease liabilities:
Operating leases	$154	$124
Finance leases	$281	$801

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

In March 2022 we transferred $75.6 million of our qualified pension plan (the Plan) assets to an insurance company for the purchase of a group annuity contract. As a result of the transaction, the insurance company assumed responsibility for annuity administration and benefit payments to select retirees and terminated vested participants, with no change to participants' pension benefits. In connection with this transaction we recorded a non-cash pretax settlement charge of $14.2 million as a result of accelerating the recognition of actuarial losses included in Accumulated Other Comprehensive Income (Loss) that would have been recognized in future periods.

The settlement triggered a remeasurement of the Plan's assets and liabilities. We updated the discount rate used to measure our projected benefit obligation for the Plan as of March 31, 2022, and to calculate the related net periodic benefit cost for the remainder of 2022 to 3.95% from 3.00%. All other pension assumptions remain unchanged. The net effect of the remeasurement was a $6.2 million reduction in the funded status of the Plan, primarily driven by lower returns on Plan assets. This change in funded status was reflected in our Condensed Consolidated Balance Sheets as of March 31, 2022.

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended March 31,
	Pension		OPEB
(in thousands)	2022	2021	2022	2021
Service cost	$1,849	$2,045	$79	$168
Interest cost	2,812	2,633	229	317
Expected return on plan assets	(3,145)	(3,382)	—	—
Amortization of prior service cost (credit)	18	21	156	(298)
Amortization of actuarial loss (gain)	1,954	3,578	(95)	545
Net periodic cost before pension settlement charge	3,488	4,895	369	732
Pension settlement charge	14,165	—	—	—
Total net periodic cost	$17,653	$4,895	$369	$732

During the three months ended March 31, 2022 and 2021, funding of pension and other postretirement employee benefit plans was $1.3 million and $1.4 million, respectively.

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details changes in amounts included in our Accumulated Other Comprehensive Income (Loss) (AOCI) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended March 31,
(in thousands)	2022	2021
Pension Plans
Balance at beginning of period	$49,579	$79,025
Net loss arising during the period	4,587	—
Effect of pension settlement	(10,553)	—
Amounts reclassified from AOCI to earnings	(1,469)	(2,770)
Balance at end of period	42,144	76,255
Other Postretirement Benefit Plans
Balance at beginning of period	1,790	14,783
Amounts reclassified from AOCI to earnings	(45)	(183)
Balance at end of period	1,745	14,600
Cash Flow Hedges
Balance at beginning of period	(8,131)	27,181
Amounts arising during the period	(41,243)	(61,875)
Amounts reclassified from AOCI to earnings	(2,033)	(2,232)
Balance at end of period	(51,407)	(36,926)
Accumulated other comprehensive (income) loss, end of period	$(7,518)	$53,929

See Note 11: Pension and Other Postretirement Employee Benefits and Note 6: Derivative Instruments for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expectations regarding economic conditions, including interest rates and our ability to offset the impact of inflation, expected seasonal fluctuations in our business segments, expected effectiveness of our hedging instruments and swaps; expected return on pension assets; anticipated share repurchases and dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; potential uses of our credit facility; the expected impact from the Ola, Arkansas sawmill fire, anticipated insurance coverage, and expected timing to complete reconstruction and installation activities and return to full operation; expectations regarding debt obligations, interest payments and debt refinancing; expectations regarding the market transition away from LIBOR and our ability to identify a suitable replacement rate; maintenance of our investment grade credit rating; expectations regarding the U.S. housing market and home repair and remodeling activity; the lumber and log markets and pricing; lumber shipment volumes; timber harvest volumes; rural real estate and residential and commercial real estate development sales; sufficiency of cash to meet operating requirements; expected 2022 capital expenditures; and similar matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as expects, may, could, should, will, believes, anticipates, estimates, projects, intends, plans, targets or approximately, or similar words or terminology. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

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
•
changes in the cost or availability of shipping and transportation;
•
changes in principal expenses;
•
recent increases in inflation and the extent to which such increases will continue;
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

For a discussion of some of the factors that may affect our business, results and prospects and a nonexclusive listing of forward-looking statements, refer to Cautionary Statement Regarding Forward-Looking Information on page 1 and Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

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

Additionally, our business segments have been and will continue to be influenced by a variety of other factors, including tariffs, quotas and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber prices, weather conditions, disruptions or inefficiencies in our supply chain including the availability of transportation, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, inflation, asset dispositions or acquisitions, impact of pandemics (such as COVID-19 and its variants), fires (such as the Ola, Arkansas sawmill fire and fires on our timberlands), other natural disasters and other factors.

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

Business and Economic Trends Affecting Our Operations

The demand for timber is directly affected by the underlying demand for lumber and other wood-products, as well as by the demand for pulp, paper and packaging. Our Timberlands and Wood Products segments are impacted by demand for new homes in the United States and by repair and remodeling activity. In April 2022, the U.S. Census Bureau reported housing starts for March 2022 were 1.8 million on a seasonally adjusted annual basis, which was up 3.9% from March 2021. In April 2022, the National Association of Home Builders (NAHB) reported the NAHB/Wells Fargo Housing Market Index (HMI) was at 77. While the HMI continues to indicate homebuilder confidence in the market for newly built single-family homes remains strong, the HMI has experienced four straight months of decline and is the lowest level since last summer. The repair and remodel sector, which has experienced steady growth during the pandemic-driven home improvement movement that began in early 2020, is expected to return to a more stable growth rate in 2022.

Overall, housing fundamentals remain strong, driven by a shortage of homes, low existing inventory for sale, a large millennial demographic entering their prime home-buying years, interest rates remaining below long-term historical averages, the continued remote work evolution, high home equity levels and an aging existing housing stock supporting repair and remodel demand. These fundamentals are key drivers for our business, and we continue to expect that lumber prices will remain structurally higher than long-term historical averages due to continued lumber demand and tight supply. Rising construction costs, a persistently tight labor pool, supply chain challenges and consumer concerns about rising mortgage rates could negatively impact the pace of housing starts and repair and remodel projects.

Inflation has impacted our business, especially for fuel, energy and repair and maintenance costs, although we believe there are offsetting impacts including wood product prices and our timberland’s effectiveness as an inflation hedge. Over the last twelve months, the Consumer Price Index (all items) increased by 8.5 percent before seasonal adjustments, while the Producer Price Index (final demand) increased by 11.2 percent on an unadjusted basis. Additionally, transportation challenges rising from shortage of truck and railcar availability linger in certain markets. These transportation issues could lead to higher freight costs and shipping challenges through the foreseeable future.

In our Timberlands segment, sawlog prices benefitted from Idaho sawlog prices being indexed on a four-week lag to lumber prices, continued strong Northern cedar sawlog prices, increased demand for Southern pine sawlogs and a higher mix of prime sawlogs harvested on recently acquired timberlands. Our Southern harvest volume of 1.1 million tons in the first quarter of 2022 was higher than the first quarter of 2021, primarily due to favorable harvest conditions. We expect to harvest between 1.1 and 1.3 million tons during the second quarter, with approximately 73% of the volume in the Southern region. For 2022, we expect to harvest approximately 6.1 million tons, with approximately 70% of the volume in the Southern region.

During the second quarter of 2021 we experienced a fire at our Ola, Arkansas sawmill, which had an annual capacity of 150 million board feet prior to the fire. The damage was principally limited to the large log primary breakdown machine center. The planer mill, kiln, and shipping department were not affected. We have adequate property damage and business interruption insurance, subject to an applicable deductible, and have begun the reconstruction process at the sawmill. We expect to install the new large-log line in the third quarter of 2022 and complete the start-up phase by early 2023.

For the first quarter of 2022 our Wood Products segment benefited from increased price realizations. Lumber shipments continue to be impacted by the Ola sawmill fire. We shipped approximately 233 million board feet of lumber during the first quarter of 2022 and expect to ship between 250 and 260 million board feet of lumber during the second quarter of 2022. For 2022, we expect to ship approximately 1.0 billion board feet of lumber. This estimate reflects the expected timing of the start-up of the large-log line at our Ola, Arkansas sawmill.

Our Real Estate segment first quarter 2022 results reflect strong Chenal Valley development sales and higher rural land sales prices. We expect to sell approximately 12,000 acres of rural land and 40 residential lots during the second quarter of 2022. For 2022, we expect to sell approximately 20,000 acres of rural land and 165 residential lots.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Revenues	$411,350	$354,193	$57,157
Costs and expenses:
Cost of goods sold	179,847	169,302	10,545
Selling, general and administrative expenses	16,294	16,758	(464)
Net loss on fire damage	276	—	276
	196,417	186,060	10,357
Operating income	214,933	168,133	46,800
Interest expense, net	(2,894)	(3,574)	680
Pension settlement charge	(14,165)	—	(14,165)
Non-operating pension and other postretirement benefit costs	(1,929)	(3,414)	1,485
Income before income taxes	195,945	161,145	34,800
Income taxes	(32,065)	(30,039)	(2,026)
Net income	$163,880	$131,106	$32,774
Total Adjusted EBITDDA[1]	$245,562	$194,986	$50,576

[1]	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

First Quarter 2022 Compared with First Quarter 2021

Revenues

Revenues were $411.4 million, an increase of $57.2 million compared with the first quarter of 2021 primarily due to higher lumber and sawlog prices, increased harvest volumes in the Southern region and a 1,760-acre rural land sale in the South for $7,500 per acre to an energy provider for a planned commercial solar farm. These increases were partially offset by lower lumber shipments in the first quarter of 2022, which was impacted by the loss of production at our Ola, Arkansas sawmill following a fire in June 2021.

Cost of goods sold

Cost of goods sold increased $10.5 million compared with the first quarter of 2021 primarily due to higher manufacturing and log and haul costs from inflationary price increases in areas such as diesel fuel, energy and repair and maintenance.

Pension settlement charge

In March 2022 we transferred $75.6 million of our qualified pension plan (the Plan) assets to an insurance company for the purchase of a group annuity contract. In connection with this transaction, we recorded a non-cash pretax settlement charge of $14.2 million.

Income taxes

Income taxes are primarily due to income from our PotlatchDeltic taxable REIT subsidiaries (TRS). For the three months ended March 31, 2022, we recorded income tax expense of $32.1 million on TRS income before tax of $127.3 million, which included the $14.2 million pension settlement charge. For the three months ended March 31, 2021, we recorded an income tax expense of $30.0 million on TRS income before tax of $115.8 million.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first quarter of 2022 increased $50.6 million compared to the first quarter of 2021. The increase in Total Adjusted EBITDDA was primarily driven by higher lumber and sawlog prices, increased harvest volumes in the Southern region and the 1,760-acre rural land sale in the South. These increases were partially offset by lower lumber shipments and higher manufacturing and log and haul costs. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Revenues[1]	$123,657	$111,916	$11,741
Costs and expenses:
Logging and hauling	40,082	36,468	3,614
Other	5,403	5,888	(485)
Selling, general and administrative expenses	1,738	1,702	36
Timberlands Adjusted EBITDDA[2]	$76,434	$67,858	$8,576

[1]	Prior to elimination of intersegment fiber revenues of $42.1 million and $47.3 million for the three months ended March 31, 2022 and 2021, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended March 31,
Harvest Volumes (in tons)	2022	2021	Change
Northern region
Sawlog	385,290	427,255	(41,965)
Pulpwood	8,259	13,884	(5,625)
Total	393,549	441,139	(47,590)

Southern region
Sawlog	490,093	508,073	(17,980)
Pulpwood	379,651	326,429	53,222
Stumpage	196,513	58,413	138,100
Total	1,066,257	892,915	173,342

Total harvest volume	1,459,806	1,334,054	125,752

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$212	$178	$34
Pulpwood	$47	$36	$11

Southern region
Sawlog	$48	$44	$4
Pulpwood	$31	$28	$3
Stumpage	$17	$13	$4

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three months ended March 31, 2022, compared with the three months ended March 31, 2021:

(in thousands)	Three Months
Adjusted EBITDDA - prior year	$67,858
Sales price and mix	10,205
Harvest volume	1,388
Logging and hauling costs per unit	(3,968)
Forest management, indirect and other	951
Timberlands Adjusted EBITDDA - current year	$76,434

First Quarter 2022 Compared with First Quarter 2021

Timberlands Adjusted EBITDDA for the first quarter of 2022 increased $8.6 million compared with the same period in 2021, primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region increased 19.1%, to $212 per ton, primarily from the effect of higher lumber price realizations on indexed sawlogs and increased cedar log prices in Idaho. Southern sawlog prices increased 9.1%, to $48 per ton, compared to the first quarter of 2021, as a result of a higher mix of prime grade sawlogs harvested on recently acquired timberlands and strong demand.
•
Harvest Volume: We harvested 1.1 million tons in the Southern region during the first quarter of 2022, which was 19.4% higher than the first quarter of 2021, primarily due to a severe winter storm that impacted harvest conditions in 2021. In the Northern region hauling conditions were favorable throughout the first quarter of 2021 as compared to the first quarter of 2022, where hauling conditions were more seasonally limited, resulting in a 10.8% decrease in harvest volume.
•
Logging and Hauling Cost per Unit: Log and hauling costs per unit were higher primarily due to increased diesel costs.

Wood Products Segment

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Revenues	$295,742	$269,296	$26,446
Costs and expenses[1]
Fiber costs	77,673	79,469	(1,796)
Freight, logging and hauling	18,367	18,197	170
Manufacturing costs	50,793	47,602	3,191
Finished goods inventory change	(4,579)	(4,019)	(560)
Selling, general and administrative expenses	3,408	2,522	886
Other	129	(30)	159
Wood Products Adjusted EBITDDA[2]	$149,951	$125,555	$24,396

[1]	Prior to elimination of intersegment fiber costs of $42.1 million and $47.3 million for the three months ended March 31, 2022 and 2021, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended March 31,
	2022	2021	Change
Lumber shipments (MBF)[1]	233,188	258,069	(24,881)
Lumber sales prices ($ per MBF)	$1,075	$890	$185

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three months ended March 31, 2022, compared with the three months ended March 31, 2021:

(in thousands)	Three Months
Wood Products Adjusted EBITDDA - prior year	$125,555
Lumber:
Price	41,212
Volume	(11,195)
Manufacturing costs per unit	(7,081)
Log costs per unit	(2,305)
Residuals, panels and other	3,765
Wood Products Adjusted EBITDDA - current year	$149,951

First Quarter 2022 Compared with First Quarter 2021

Wood Products Adjusted EBITDDA for the first quarter of 2022 increased $24.4 million compared with the same period in 2021, primarily as a result of the following:

•
Lumber Price: Average lumber sales prices increased to $1,075 per MBF during the first quarter of 2022 compared to $890 during the first quarter of 2021.
•
Lumber Volume: Lumber shipments decreased 24.9 million board feet during the first quarter of 2022 compared to the first quarter of 2021, primarily as a result of decreased shipments from our Ola, Arkansas sawmill following the fire in June 2021.
•
Manufacturing Cost Per Unit: Higher manufacturing costs per unit quarter over quarter was primarily a result of lost production at our Ola, Arkansas sawmill and inflationary price increases in areas such as energy and repair and maintenance.
•
Log Costs Per Unit: Log costs per unit were higher primarily as a result of increased indexed log costs at our Idaho sawmill.
•
Residual Sales, Panels and Other: The first quarter of 2022 benefitted from increased plywood price realizations and shipments due to strong demand and product mix.

Real Estate Segment

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Revenues	$34,065	$20,313	$13,752
Costs and expenses
Costs of goods sold	2,879	2,468	411
Selling, general and administrative expenses	1,062	1,252	(190)
Real Estate Adjusted EBITDDA[1]	$30,124	$16,593	$13,531

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended March 31,
	2022	2021
Acres sold	4,751	7,083
Average price per acre	$4,556	$1,415

Development Real Estate	Three Months Ended March 31,
	2022	2021
Residential lots	64	51
Average price per lot	$112,725	$98,629

Commercial acres	3	11
Average price per acre	$917,236	$277,425

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three months ended March 31, 2022 compared with the three months ended March 31, 2021:

(in thousands)	Three Months
Real Estate Adjusted EBITDDA - prior year	$16,593
Rural real estate sales	11,812
Real estate development sales	1,940
Selling, general and administrative expenses	190
Other costs, net	(411)
Real Estate Adjusted EBITDDA - current year	$30,124

First Quarter 2022 Compared with First Quarter 2021

Real Estate Adjusted EBITDDA for the first quarter of 2022 was $30.1 million, an increase of $13.5 million compared with the first quarter of 2021, primarily as a result of the following:

•
Rural Sales: The increase in rural real estate sales is primarily a result of a 1,760-acre sale in the South for $7,500 per acre in the first quarter of 2022 to an energy provider for a planned commercial solar farm, which was not matched by a similarly-sized sale during the first quarter of 2021. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.
•
Development Sales: During the first quarter of 2022, we sold 64 residential lots at an average lot price of $112,725 compared to 51 lots at an average lot price of $98,629 during the first quarter of 2021. In addition, we sold 3 acres of commercial land in Chenal Valley for $917,236 per acre compared to 11 acres of commercial land in Chenal Valley for $277,425 per acre in the first quarter of 2021. The average price per lot or acre fluctuates based on a variety of factors including size and location within the development.

Liquidity and Capital Resources

Cash generated by our operations is highly dependent on selling prices of our products and can vary from period to period. Changes in significant sources and uses of cash for the three months ended March 31, 2022 and 2021 are presented by category as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Net cash from operating activities	$230,299	$169,965	$60,334
Net cash from investing activities	$(17,122)	$(11,529)	$(5,593)
Net cash from financing activities	$(34,595)	$(28,075)	$(6,520)

Net Cash Flows from Operating Activities

Net cash from operating activities increased $60.3 million in the first quarter of 2022, compared to the first quarter of 2021 primarily as a result of the following:

•
Cash received from customers increased $63.4 million primarily due to higher average lumber and sawlog prices, increased Southern harvest volumes and the 1,760-acre rural land sale in the South. These increases were partially offset by lower Northern harvest volumes and reduced shipments at our Ola, Arkansas sawmill following the fire in June 2021.
•
Cash payments increased $4.8 million due to inflationary cost increases in areas such as diesel fuel, energy and repair and maintenance in our manufacturing and harvest operations. These increases were partially offset by reduced vendor payments as a result of lower production at our Ola, Arkansas sawmill following the fire in June 2021 and lower harvest activities in the Northern region.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
We spent $17.2 million on capital expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first quarter of 2022 compared to $11.7 million during the first quarter of 2021.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
We paid dividends of $30.5 million in the first quarter of 2022 compared to $27.5 million in the first quarter of 2021.
•
We repaid $3.0 million in long-term debt during the first quarter of 2022 and had no similar payment in the first quarter of 2021.

Future Sources and Uses of Cash

At March 31, 2022, we had cash and cash equivalents of $470.9 million. We expect cash and cash equivalents generated from our operating activities, supplemented by borrowings under our credit agreement, if needed, to be adequate to meet our future cash requirements. At March 31, 2022, there were no significant changes in our cash commitments arising in the normal course of business under our known contractual and other obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our 2022 planned capital spend includes approximately $15 million of capital expenditures for the reconstruction of our fire-damaged Ola sawmill, which is largely covered by insurance. We expect to install the new large-log line in the third quarter of 2022 and complete the start-up phase by early 2023. A determination regarding the extent of downtime and costs to repair the Ola sawmill is on-going as the reconstruction progresses. We have adequate property damage and business interruption insurance, subject to an applicable deductible. The timing of expenditures incurred for the sawmill rebuild and economic losses is expected to vary based on when we receive proceeds from our insurance carriers.

Share Repurchase Program

On August 30, 2018, the board of directors authorized the repurchase of up to $100.0 million of common stock with no time limit set for the repurchase (the Repurchase Program). At March 31, 2022, we had remaining authorization of $59.5 million for future stock repurchases under the Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to the trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan), and, subject to the terms of the Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

Long-Term Debt and Credit Agreement

At March 31, 2022, our total outstanding net long-term debt was $755.5 million. We expect to refinance a $40.0 million term loan expiring in December 2022 at maturity, which is covered by a forward starting interest rate swap that hedges the variability in future benchmark interest payments attributable to changes in interest rates. All interest rates on our outstanding long-term debt are fixed rates under fixed rate loans or variable rate loans with an associated interest rate swap that fixes the variable benchmark interest rate component.

We have a $300.0 million revolving line of credit with a syndicate of lenders that matures February 14, 2027. Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At March 31, 2022, there were no borrowings under the revolving line of credit and approximately $1.0 million of the credit facility was utilized by outstanding letters of credit.

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

The following table presents the components and applicable limits of Total Asset Value (TAV), a component of the Leverage Ratio, at March 31, 2022:

(in thousands)
Estimated timberland fair value	$3,974,991
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	283,361
Cash and cash equivalents	470,918
Company owned life insurance (COLI) (limited to 5% of TAV)	4,002
Total Asset Value[1]	$4,733,272

[1]	TAV also includes, as applicable, Construction in Progress (limited to 10% of TAV) and Investments in Affiliates (limited to 15% TAV) as defined in the Agreements.

At March 31, 2022, we were in compliance with all covenants under the Agreements. The following table sets forth the financial covenants for the Agreements and our status with respect to these covenants at March 31, 2022:

	Covenant Requirement		Actual at March 31, 2022
Interest coverage ratio	≥	3.00 to 1.00	24.5
Leverage ratio	≤	40%	16%

See Note 5: Debt in the Notes to the Condensed Consolidated Financial Statements for additional information on our debt and credit agreements.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt, and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade.

Capital Structure

(in thousands)	March 31, 2022	December 31, 2021
Long-term debt (including current portion)	$755,482	$758,256
Cash and cash equivalents	(470,918)	(296,151)
Net debt	284,564	462,105
Market capitalization[1]	3,657,986	4,159,034
Enterprise value	$3,942,550	$4,621,139

Net debt to enterprise value	7.2%	10.0%
Dividend yield[2]	3.3%	2.9%
Weighted-average cost of debt, after tax[3]	3.1%	3.1%

[1]	Market capitalization is based on outstanding shares of 69.4 million and 67.0 million times closing share prices of $52.73 and $60.22 as of March 31, 2022, and December 31, 2021, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.76 and share prices of $52.73 and $60.22 as of March 31, 2022, and December 31, 2021, respectively.
[3]	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

Adjusted EBITDDA is a non-GAAP measure that management uses in evaluating performance and to allocate resources between segments, and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. This measure should not be considered in isolation from and is not intended to represent an alternative to our results reported in accordance with GAAP. Management believes that this non-GAAP measure, when read in conjunction with our GAAP financial statements, provides useful information to investors by facilitating the comparability of our ongoing operating results over the periods presented, the ability to identify trends in our underlying business, and the comparison of our operating results against analyst financial models and the operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.

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

We reconcile Total Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$163,880	$131,106
Interest expense, net	2,894	3,574
Income taxes	32,065	30,039
Depreciation, depletion and amortization	19,502	17,996
Basis of real estate sold	10,854	8,823
Net loss on fire damage	276	—
Pension settlement charge	14,165	—
Non-operating pension and other postretirement benefit costs	1,929	3,414
(Gain) loss on disposal of fixed assets	(3)	34
Total Adjusted EBITDDA	$245,562	$194,986

We define CAD as cash from operating activities adjusted for capital spending for purchases of property, plant and equipment, timberlands reforestation and roads and timberland acquisitions not classified as strategic. Management believes CAD is a useful indicator of the company’s overall liquidity, as it provides a measure of cash generated that is available for dividends to common stockholders (an important factor in maintaining our REIT status), repurchase of the company’s common shares, debt repayment, acquisitions and other discretionary and nondiscretionary activities. Our definition of CAD is limited in that it does not solely represent residual cash flows available for discretionary expenditures since the measure does not deduct the payments required for debt service and other contractual obligations. Therefore, we believe it is important to view CAD as a measure that provides supplemental information to our Condensed Consolidated Statements of Cash Flows. Our definition of CAD may be different from similarly titled measures reported by other companies, including those in our industry. CAD is not necessarily indicative of the CAD that may be generated in future periods.

The following table provides a reconciliation of cash from operating activities to CAD:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Net cash from operating activities[1]	$230,299	$169,965	$565,220	$457,090
Capital expenditures[2]	(17,214)	(11,718)	(80,910)	(43,964)
CAD	$213,085	$158,247	$484,310	$413,126
Net cash from investing activities[3]	$(17,122)	$(11,529)	$(64,738)	$(42,688)
Net cash from financing activities	$(34,595)	$(28,075)	$(407,829)	$(113,521)

[1]

Net cash from operating activities for the three months ended March 31, 2022 and 2021 includes cash paid for real estate development expenditures of $2.2 million and $2.3 million, respectively. Net cash from operating activities for the twelve months ended March 31, 2022 and 2021 includes cash paid for real estate development expenditures of $8.8 million and $8.6 million, respectively.

[2]

The three and twelve months ended March 31, 2022 includes fire related capital expenditures for the Ola, Arkansas sawmill of $5.1 million and $12.4 million, respectively, and excludes of $0 and $15.0 million, respectively, of insurance proceeds for the Ola, Arkansas sawmill property losses.

[3]	Net cash from investing activities includes payment for capital expenditures and acquisition of non-strategic timber and timberlands, which is also included in our reconciliation of CAD.

Critical Accounting Policies and Estimates

In March 2022, we transferred $75.6 million of our qualified pension plan (the Plan) assets to an insurance company for the purchase of a group annuity contract. This transaction triggered a remeasurement of the Plan's assets and liabilities. We updated the discount rate used to measure our projected benefit obligation for the Plan as of March 31, 2022. All other pension assumptions remain unchanged. See Note 11: Pension and Other Postretirement Employee Benefits for further information on the pension settlement and change to the projected benefit obligation. There have been no other significant changes during 2022 to our critical accounting policies or estimates as presented in our 2021 Annual Report on Form 10-K.

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

For quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our annual report on Form 10-K for the year ended December 31, 2021. Our exposures to market risk have not changed materially since December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2022. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of March 31, 2022.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

There were no shares repurchased during the first quarter of 2022 under the Repurchase Program. At March 31, 2022, we had remaining authorization of $59.5 million for future stock repurchases under the Repurchase Program. Transaction costs are not counted against authorized funds. All common stock purchases are made in open-market transactions.

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
10(a)*

Sixth Amendment to Second Amended and Restated Term Loan Agreement dated as of February 14, 2022 among the Registrant and its wholly-owned subsidiaries, as borrowers, Northwest Credit Services, PCA, as administrative agent, the guarantors party thereto, the lenders party thereto, and the voting participants party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 14, 2022.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.
(101)

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed on April 29, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021 and (vi) the Notes to Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ WAYNE WASECHEK
Wayne Wasechek
Corporate Controller (Duly Authorized; Principal Accounting Officer)

Date:	April 29, 2022