Form 10-Q
period 2022-06-30
POTLATCHDELTIC CORP
filed 2022-07-29
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding as of July 26, 2022 was 69,271,822.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenues	$359,597	$447,506	$770,947	$801,699
Costs and expenses:
Cost of goods sold	191,334	177,779	371,181	347,081
Selling, general and administrative expenses	20,412	19,512	36,706	36,270
Gain on fire damage	(9,868)	—	(9,592)	—
	201,878	197,291	398,295	383,351
Operating income	157,719	250,215	372,652	418,348
Interest expense, net	(7,419)	(8,199)	(10,313)	(11,773)
Pension settlement charge	—	—	(14,165)	—
Non-operating pension and other postretirement employee benefit costs	(1,809)	(3,271)	(3,738)	(6,685)
Income before income taxes	148,491	238,745	344,436	399,890
Income taxes	(28,269)	(50,840)	(60,334)	(80,879)
Net income	$120,222	$187,905	$284,102	$319,011

Net income per share:
Basic	$1.73	$2.79	$4.09	$4.74
Diluted	$1.72	$2.77	$4.07	$4.71
Dividends per share	$0.44	$0.41	$0.88	$0.82
Weighted-average shares outstanding
Basic	69,580	67,316	69,502	67,265
Diluted	69,791	67,732	69,731	67,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$120,222	$187,905	$284,102	$319,011
Other comprehensive income (loss):
Pension and other postretirement employee benefits:
Net loss arising during the period, net of tax benefit of $0, $0, $1,570 and $0	—	—	(4,587)	—
Effect of pension settlement, net of tax expense of $0, $0, $3,612 and $0	—	—	10,553	—
Amortization of actuarial loss included in net income, net of tax expense of $267, $1,073, $742 and $2,182	786	3,050	2,170	6,207
Amortization of prior service cost (credit) included in net income, net of tax expense (benefit) of $45, $(72), $89 and $(145)	129	(205)	259	(409)
Cash flow hedges, net of tax expense (benefit) of $2,817, $(2,179), $5,066 and $1,853	42,529	(31,163)	85,805	32,944
Other comprehensive income (loss), net of tax	43,444	(28,318)	94,200	38,742
Comprehensive income	$163,666	$159,587	$378,302	$357,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$511,157	$296,151
Customer receivables, net	43,989	31,028
Inventories, net	64,247	72,369
Other current assets	31,833	21,630
Total current assets	651,226	421,178
Property, plant and equipment, net	314,840	292,320
Investment in real estate held for development and sale	60,143	65,604
Timber and timberlands, net	1,704,256	1,682,671
Intangible assets, net	15,101	15,491
Other long-term assets	126,353	57,951
Total assets	$2,871,919	$2,535,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$110,184	$78,209
Current portion of long-term debt	39,989	42,977
Current portion of pension and other postretirement employee benefits	4,993	4,993
Total current liabilities	155,166	126,179
Long-term debt	715,748	715,279
Pension and other postretirement employee benefits	91,703	83,674
Deferred tax liabilities, net	40,725	34,874
Other long-term obligations	25,026	49,076
Total liabilities	1,028,368	1,009,082
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued and outstanding 69,280 and 69,064 shares	69,280	69,064
Additional paid-in capital	1,785,383	1,781,217
Accumulated deficit	(62,074)	(280,910)
Accumulated other comprehensive income (loss)	50,962	(43,238)
Total stockholders’ equity	1,843,551	1,526,133
Total liabilities and stockholders' equity	$2,871,919	$2,535,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$284,102	$319,011
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	40,253	35,831
Basis of real estate sold	18,179	16,036
Change in deferred taxes	(2,089)	562
Pension and other postretirement employee benefits	7,397	11,111
Pension settlement charge	14,165	—
Equity-based compensation expense	4,424	4,070
Gain on fire damage	(9,592)	—
Other, net	(599)	(295)
Change in working capital and operating-related activities, net	19,972	(37,154)
Real estate development expenditures	(5,190)	(3,999)
Funding of pension and other postretirement employee benefits	(2,264)	(3,833)
Proceeds from insurance recoveries	9,428	—
Net cash from operating activities	378,186	341,340

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(36,777)	(15,943)
Timberlands reforestation and roads	(8,388)	(7,954)
Acquisition of timber and timberlands	(42,218)	(2,192)
Other, net	(1,383)	635
Net cash from investing activities	(88,766)	(25,454)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(61,048)	(54,973)
Repurchase of common stock	(4,156)	—
Repayment of long-term debt	(3,000)	—
Other, net	(2,094)	(1,223)
Net cash from financing activities	(70,298)	(56,196)
Change in cash, cash equivalents and restricted cash	219,122	259,690
Cash, cash equivalents and restricted cash at beginning of period	296,772	252,340
Cash, cash equivalents and restricted cash at end of period	$515,894	$512,030

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$946	$1,474
Accrued timberlands reforestation and roads	$614	$1,170

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2022	June 30, 2021
Cash and cash equivalents	$511,157	$512,030
Restricted cash included in other long-term assets[1]	4,737	—
Total cash, cash equivalents, and restricted cash	$515,894	$512,030

[1]	Amounts included in restricted cash represent proceeds held by a qualified intermediary that are intended to be reinvested in timber and timberlands.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	69,064	$69,064	$1,781,217	$(280,910)	$(43,238)	$1,526,133
Net income	—	—	—	163,880	—	163,880
Shares issued for stock compensation	308	308	(308)	—	—	—
Equity-based compensation expense	—	—	2,056	—	—	2,056
Pension plans and OPEB obligations, net of tax	—	—	—	—	7,480	7,480
Cash flow hedges, net of tax	—	—	—	—	43,276	43,276
Dividends on common stock, $0.44 per share	—	—	—	(30,524)	—	(30,524)
Other transactions, net	—	—	(25)	(78)	—	(103)
Balance, March 31, 2022	69,372	69,372	1,782,940	(147,632)	7,518	1,712,198
Net income	—	—	—	120,222	—	120,222
Shares issued for stock compensation	3	3	(3)	—	—	—
Equity-based compensation expense	—	—	2,368	—	—	2,368
Repurchase of common stock	(95)	(95)	—	(4,061)	—	(4,156)
Pension plans and OPEB obligations, net of tax	—	—	—	—	915	915
Cash flow hedges, net of tax	—	—	—	—	42,529	42,529
Dividends on common stock, $0.44 per share	—	—	—	(30,524)	—	(30,524)
Other transactions, net	—	—	78	(79)	—	(1)
Balance, June 30, 2022	69,280	$69,280	$1,785,383	$(62,074)	$50,962	$1,843,551

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2020	66,876	$66,876	$1,674,576	$(315,510)	$(120,989)	$1,304,953
Net income	—	—	—	131,106	—	131,106
Shares issued for stock compensation	166	166	(166)	—	—	—
Equity-based compensation expense	—	—	1,930	—	—	1,930
Pension plans and OPEB obligations, net of tax	—	—	—	—	2,953	2,953
Cash flow hedges, net of tax	—	—	—	—	64,107	64,107
Dividends on common stock, $0.41 per share	—	—	—	(27,484)	—	(27,484)
Other transactions, net	—	—	81	(97)	—	(16)
Balance, March 31, 2021	67,042	67,042	1,676,421	(211,985)	(53,929)	1,477,549
Net income	—	—	—	187,905	—	187,905
Shares issued for stock compensation	3	3	(3)	—	—	—
Equity-based compensation expense	—	—	2,140	—	—	2,140
Pension plans and OPEB obligations, net of tax	—	—	—	—	2,845	2,845
Cash flow hedges, net of tax	—	—	—	—	(31,163)	(31,163)
Dividends on common stock, $0.41 per share	—	—	—	(27,489)	—	(27,489)
Other transactions, net	—	—	103	(101)	—	2
Balance, June 30, 2021	67,045	$67,045	$1,678,661	$(51,670)	$(82,247)	$1,611,789

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

The following table presents our revenues by major product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Timberlands
Northern region
Sawlogs	$62,930	$86,773	$144,434	$162,954
Pulpwood	587	197	979	696
Other	213	235	516	535
Total Northern revenues	63,730	87,205	145,929	164,185

Southern region
Sawlogs	24,365	21,013	47,746	43,429
Pulpwood	12,221	10,163	23,848	19,324
Stumpage	2,108	271	5,466	1,035
Other	3,062	2,564	6,154	5,159
Total Southern revenues	41,756	34,011	83,214	68,947

Total Timberlands revenues	105,486	121,216	229,143	233,132

Wood Products
Lumber	219,924	308,480	470,688	538,162
Residuals and Panels	46,709	49,193	91,687	88,807
Total Wood Products revenues	266,633	357,673	562,375	626,969

Real Estate
Rural real estate	16,440	11,505	38,086	21,530
Development real estate	7,946	1,774	18,224	9,827
Other	2,350	2,719	4,491	4,954
Total Real Estate revenues	26,736	15,998	60,801	36,311

Total segment revenues	398,855	494,887	852,319	896,412
Intersegment Timberlands revenues[1]	(39,258)	(47,381)	(81,372)	(94,713)
Total consolidated revenues	$359,597	$447,506	$770,947	$801,699

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDDA:
Timberlands	$57,890	$77,259	$134,324	$145,117
Wood Products	107,256	204,533	257,207	330,088
Real Estate	21,816	11,788	51,940	28,381
Corporate	(13,912)	(12,822)	(23,496)	(23,532)
Eliminations and adjustments	2,120	(5,774)	757	(10,084)
Total Adjusted EBITDDA	175,170	274,984	420,732	469,970
Interest expense, net[1]	(7,419)	(8,199)	(10,313)	(11,773)
Depreciation, depletion and amortization	(20,007)	(17,029)	(39,509)	(35,025)
Basis of real estate sold	(7,325)	(7,213)	(18,179)	(16,036)
Gain on fire damage	9,868	—	9,592	—
Pension settlement charge	—	—	(14,165)	—
Non-operating pension and other postretirement employee benefits	(1,809)	(3,271)	(3,738)	(6,685)
Gain (loss) on disposal of fixed assets	13	(527)	16	(561)
Income before income taxes	$148,491	$238,745	$344,436	$399,890

Depreciation, depletion and amortization:
Timberlands	$11,563	$10,482	$23,724	$21,899
Wood Products	8,136	6,179	15,157	12,382
Real Estate	173	160	343	315
Corporate	135	208	285	429
	20,007	17,029	39,509	35,025
Bond discounts and deferred loan fees[1]	372	403	744	806
Total depreciation, depletion and amortization	$20,379	$17,432	$40,253	$35,831

Basis of real estate sold:
Real Estate	$7,328	$7,219	$18,188	$16,048
Eliminations and adjustments	(3)	(6)	(9)	(12)
Total basis of real estate sold	$7,325	$7,213	$18,179	$16,036

[1]	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Basic weighted-average shares outstanding	69,580	67,316	69,502	67,265
Incremental shares due to:
Performance shares	152	355	154	343
Restricted stock units	59	61	75	56
Diluted weighted-average shares outstanding	69,791	67,732	69,731	67,664

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

For the three and six months ended June 30, 2022, there were approximately 98,000 and 78,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. For the three and six months ended June 30, 2021, there were approximately 75,000 and 78,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

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

During the three and six months ended June 30, 2022, we repurchased 94,566 shares of our common stock at a total consideration of $4.2 million. We did not repurchase any shares during the six months ended June 30, 2021. At June 30, 2022, we had remaining authorization of $55.3 million for future stock repurchases under the Repurchase Program.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	June 30, 2022	December 31, 2021
Logs	$25,613	$41,199
Lumber, panels and veneer	40,207	34,528
Materials and supplies	19,565	17,780
Total inventories	85,385	93,507
Less: LIFO reserve	(21,138)	(21,138)
Total inventories, net	$64,247	$72,369

Property, plant and equipment

(in thousands)	June 30, 2022	December 31, 2021
Property, plant and equipment	$569,447	$532,324
Less: accumulated depreciation	(254,607)	(240,004)
Total property, plant and equipment, net	$314,840	$292,320

Ola, Arkansas sawmill fire

On June 13, 2021, a fire occurred at our Ola, Arkansas sawmill. There were no injuries or environmental issues from the fire. The damage was principally limited to the large log primary breakdown area of the mill. The planer mill, kiln, and shipping department were not affected. We have adequate property damage and business interruption insurance and expect to be reimbursed for both property damage and business interruption losses by our insurance carriers, subject to an applicable deductible, under which we filed a claim with the insurance carriers. Insurance recoveries are recorded when deemed probable and reasonably estimable.

Damaged and obsolete fixed asset write-offs, disposal costs, insurance recoveries for the Ola, Arkansas sawmill fire and gain on fire damage consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Fixed asset write-offs	$—	$2,108	$—	$2,108
Disposal costs	132	—	836	—
Total fixed asset loss on disposal	132	2,108	836	2,108

Insurance recoveries	(10,000)	(2,108)	(10,000)	(2,108)
Gain on fire damage at Ola	(9,868)	—	(9,164)	—

Insurance recoveries on timberlands fire damage	—	—	(428)	—
Gain on fire damage	$(9,868)	$—	$(9,592)	$—

Timber and timberlands

(in thousands)	June 30, 2022	December 31, 2021
Timber and timberlands	$1,619,559	$1,597,011
Logging roads	84,697	85,660
Total timber and timberlands, net	$1,704,256	$1,682,671

During the six months ended June 30, 2022, we were the successful bidder for three bolt-on timberland transactions, aggregating approximately $101 million, covering approximately 46,000 acres in Mississippi and Arkansas.

Accounts payable and accrued liabilities

(in thousands)	June 30, 2022	December 31, 2021
Income taxes payable	$23,361	$1,134
Accrued payroll and benefits	23,717	28,944
Accounts payable	13,898	12,749
Deferred revenue[1]	13,328	8,392
Other accrued taxes	7,187	5,714
Accrued interest	5,965	6,046
Other current liabilities	22,728	15,230
Total accounts payable and accrued liabilities	$110,184	$78,209

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

NOTE 5. DEBT

At June 30, 2022, our total outstanding long-term debt included $693.5 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender. Included in the Amended Term Loan Agreement is a $40.0 million term loan that we expect to refinance upon its maturity in December 2022. Certain borrowings under the Amended Term Loan Agreement are at variable rates of one or three-month LIBOR plus a spread between 1.68% and 2.10%. We have entered into interest rate swaps for these variable rate term loans to fix the interest rate. See Note: 6 Derivative Instruments for additional information.

At June 30, 2022, there were no borrowings under our $300.0 million revolving line of credit and approximately $1.0 million of our revolving line of credit was utilized for outstanding letters of credit. As provided in the revolving line of credit agreement, borrowings may be increased by up to an additional $500.0 million. The revolving line of credit agreement also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. We may utilize borrowings under the credit facility to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

We were in compliance with all debt and credit agreement covenants at June 30, 2022.

NOTE 6. DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks.

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. As of June 30, 2022, we have interest rate swaps associated with $403.5 million of term loan debt. These swaps are cash flow hedges that convert variable rates ranging from one-month and three-month LIBOR plus 1.68% to 2.10%, to fixed rates ranging from 3.04% to 4.75%. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedges. At June 30, 2022, the amount of net gains expected to be reclassified into earnings in the next 12 months is approximately $4.5 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the LIBOR rate at the time of net swap cash payments.

As of June 30, 2022, we have $567.5 million of forward starting interest rate swaps designated as cash flow hedges. These forward starting interest rate swaps effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on $567.5 million of future debt refinances through January 2029 by converting the benchmark interest rates to fixed interest rates. In addition, the cash flow hedges for future debt refinances require settlement on the stated maturity date.

The gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets are as follows:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	June 30, 2022	December 31, 2021	Location	June 30, 2022	December 31, 2021
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, current[1]	$6,739	$2,191	Accounts payable and accrued liabilities[1]	$—	$—
Interest rate contracts	Other assets, non-current	93,570	31,306	Other long-term obligations	—	24,060
		$100,309	$33,497		$—	$24,060

[1]	Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on our Condensed Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location	2022	2021	2022	2021
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income (loss) recognized in other comprehensive income (loss), net of tax		$41,118	$(33,444)	$82,361	$28,431
Amounts reclassified from accumulated other comprehensive income (loss), net of tax[1]	Interest expense	$(1,411)	$(2,281)	$(3,444)	$(4,513)

Interest expense, net		$7,419	$8,199	$10,313	$11,773

[1]

Realized gains and losses on interest rate contracts consist of net cash received or paid and interest accruals on the interest rate swaps during the periods. Net cash received or paid is included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$100,309	$100,309	$33,497	$33,497
Derivative liabilities related to interest rate swaps (Level 2)	$—	$—	$(24,060)	$(24,060)

Long-term debt, including current portion (Level 2):
Term loans	$(691,444)	$(690,240)	$(691,119)	$(705,135)
Revenue bonds	(65,735)	(65,166)	(65,735)	(69,278)
Medium-term notes	—	—	(3,000)	(3,007)
Total long-term debt[1]	$(757,179)	$(755,406)	$(759,854)	$(777,420)

Company owned life insurance asset (COLI) (Level 3)	$4,259	$4,259	$3,923	$3,923

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 8. EQUITY-BASED COMPENSATION

On May 2, 2022, our stockholders approved the PotlatchDeltic Corporation Amended and Restated 2019 Long-Term Incentive Plan to increase the number of shares available for issuance by 1.4 million shares. At June 30, 2022, approximately 2.1 million shares are available for future use under our long-term incentive plans.

Share-based compensation activity during the six months ended June 30, 2022 included the following:

(Shares in thousands)	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	92,490	—	971
Restricted Stock Units (RSUs)	37,824	13,627	1,323

Approximately 0.3 million shares of common stock were issued to employees during the six months ended June 30, 2022 as a result of PSA and RSU vesting during 2021 and 2022.

The following table details equity-based compensation expense and the related income tax benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Equity-based compensation expense:
Performance share awards	$1,518	$1,372	$2,816	$2,596
Restricted stock units	801	727	1,510	1,392
Deferred compensation stock equivalent units expense	49	41	98	82
Total equity-based compensation expense	$2,368	$2,140	$4,424	$4,070

Total tax benefit recognized for equity-based expense	$119	$107	$219	$196

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

1 Full dividend reinvestment assumed.

Restricted Stock Units

The weighted average fair value of all RSUs granted during the six months ended June 30, 2022 was $54.47 per share. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The RSU awards granted accrue dividend equivalents based on dividends paid during the RSU vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. Therefore, the shares are not considered participating securities.

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

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Other long-term assets	$8,142	$8,514
Finance lease assets[1]	Property, plant and equipment, net	11,070	10,663
Total lease assets		$19,212	$19,177

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$2,682	$3,021
Finance lease liabilities	Accounts payable and accrued liabilities	4,336	3,577
Noncurrent:
Operating lease liabilities	Other long-term obligations	5,551	5,598
Finance lease liabilities	Other long-term obligations	6,622	6,972
Total lease liabilities		$19,191	$19,168

[1]	Finance lease assets are presented net of accumulated amortization of $6.5 million and $4.5 million as of June 30, 2022 and December 31, 2021, respectively.

The following table presents the components of lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease costs[1]	$881	$1,285	$1,828	$2,613
Finance lease costs:
Amortization of leased assets	995	633	1,924	1,222
Interest on lease liabilities	69	51	136	102
Net lease costs	$1,945	$1,969	$3,888	$3,937

[1]	Excludes short-term leases and variable lease costs, which are immaterial.

The following table presents supplemental cash flow information related to leases:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,822	$2,590
Operating cash flows for finance leases	$136	$102
Financing cash flows for finance leases	$1,961	$1,208
Leased assets exchanged for new lease liabilities:
Operating leases	$1,279	$213
Finance leases	$2,331	$3,093

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

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

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended June 30,
	Pension		OPEB
(in thousands)	2022	2021	2022	2021
Service cost	$1,652	$2,045	$79	$168
Interest cost	2,611	2,633	229	317
Expected return on plan assets	(2,258)	(3,525)	—	—
Amortization of prior service cost (credit)	18	21	156	(298)
Amortization of actuarial loss (gain)	1,148	3,578	(95)	545
Total net periodic cost	$3,171	$4,752	$369	$732

	Six Months Ended June 30,
	Pension		OPEB
(in thousands)	2022	2021	2022	2021
Service cost	$3,501	$4,090	$158	$336
Interest cost	5,423	5,266	458	634
Expected return on plan assets	(5,403)	(7,050)	—	-
Amortization of prior service cost (credit)	36	42	312	(596)
Amortization of actuarial loss (gain)	3,102	7,299	(190)	1,090
Net periodic cost before pension settlement charge	6,659	9,647	738	1,464
Pension settlement charge	14,165	—	—	—
Net periodic cost	$20,824	$9,647	$738	$1,464

During the six months ended June 30, 2022 and 2021, funding of pension and other postretirement employee benefit plans was $2.3 million and $3.8 million, respectively.

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details changes in amounts included in our Accumulated Other Comprehensive Income (Loss) (AOCI) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Pension Plans
Balance at beginning of period	$42,144	$76,255	$49,579	$79,025
Net loss arising during the period	—	—	4,587	—
Effect of pension settlement	—	—	(10,553)	—
Amounts reclassified from AOCI to earnings	(870)	(2,663)	(2,339)	(5,433)
Balance at end of period	41,274	73,592	41,274	73,592
Other Postretirement Benefit Plans
Balance at beginning of period	1,745	14,600	1,790	14,783
Amounts reclassified from AOCI to earnings	(45)	(182)	(90)	(365)
Balance at end of period	1,700	14,418	1,700	14,418
Cash Flow Hedges
Balance at beginning of period	(51,407)	(36,926)	(8,131)	27,181
Amounts arising during the period	(41,118)	33,444	(82,361)	(28,431)
Amounts reclassified from AOCI to earnings	(1,411)	(2,281)	(3,444)	(4,513)
Balance at end of period	(93,936)	(5,763)	(93,936)	(5,763)
Accumulated other comprehensive (income) loss, end of period	$(50,962)	$82,247	$(50,962)	$82,247

See Note 11: Pension and Other Postretirement Employee Benefits and Note 6: Derivative Instruments for additional information.

NOTE 13. PENDING MERGER WITH CATCHMARK

On May 29, 2022, we entered into an Agreement and Plan of Merger (merger agreement) with CatchMark Timber Trust, Inc. (CatchMark) and CatchMark Timber Operating Partnership, LP (the Partnership), pursuant to which CatchMark and the Partnership will merge into a wholly-owned subsidiary of PotlatchDeltic, with the subsidiary continuing as the surviving company. Under the terms of the merger agreement, CatchMark stockholders and the holders of common partnership units of the Partnership (Partnership OP Units) will have the right to receive 0.230 shares of PotlatchDeltic common stock for each share of CatchMark common stock and for each Partnership OP Unit and cash in lieu of fractional shares at the effective time of the merger. CatchMark owns approximately 350,000 acres of superior site index timberlands located in Alabama, Georgia and South Carolina.

Because the exchange ratio was fixed at the time of the merger agreement and the market value of our common stock will continue to fluctuate, the total value of the consideration exchanged will not be determinable until the closing date. The number of shares to be issued with respect to CatchMark stock awards will not be determinable until the closing of the transaction.

We estimate that approximately 11.4 million shares of our common stock will be issued to CatchMark stockholders and Partnership OP Unit holders in the merger based on the 0.230 exchange ratio.

The merger agreement has been approved by both companies' boards of directors. The closing of the merger is subject to approval by the stockholders of CatchMark and other conditions specified in the merger agreement. The merger is expected to close in the third quarter of 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expectations regarding economic conditions, including interest rates and our ability to offset the impact of inflation; expected seasonal fluctuations in our business segments; expected effectiveness of our hedging instruments and swaps; expected return on pension assets; anticipated share repurchases and regular and special dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; potential uses of our credit facility; the expected impact from the Ola, Arkansas sawmill fire, anticipated insurance coverage, and expected timing to complete reconstruction and installation activities and return to full operation; the pending merger with CatchMark Timber Trust, Inc. (CatchMark); expectations regarding debt obligations, interest payments and debt refinancing; expectations regarding the market transition away from LIBOR and our ability to identify a suitable replacement rate; maintenance of our investment grade credit rating; expectations regarding the U.S. housing market and home repair and remodeling activity; the lumber and log markets and pricing; lumber shipment volumes; timber harvest volumes; rural real estate and residential and commercial real estate development sales; sufficiency of cash and any necessary borrowings to meet operating requirements; expected 2022 capital expenditures; costs associated with the expansion and modernization of our Waldo, Arkansas sawmill, the expected completion of the project, and expected increases in productivity resulting from the project; anticipated closing of bolt-on timberland transactions; and similar matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as expects, may, could, should, will, believes, anticipates, estimates, projects, intends, plans, targets or approximately, or similar words or terminology. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

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
•
disruptions or inefficiencies in our supply chain and/or operations and unanticipated manufacturing disruptions;
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

•
our ability to close the pending merger with CatchMark and our ability to successfully realize the expected benefits from the merger; and
•
our ability and our contractors' ability to implement the modernization plan for the Waldo, Arkansas sawmill.

For a discussion of some of the factors that may affect our business, results and prospects and a nonexclusive listing of forward-looking statements, refer to Cautionary Statement Regarding Forward-Looking Information on page 1, Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and Risk Factors in Part II, Item 1A of this Form 10-Q. Investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

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

The operating results of our Timberlands, Wood Products and Real Estate business segments have been and will continue to be affected by the cyclical nature of the forest products industry. Log and pulpwood sales volumes in our Timberlands segment are typically lower in the first half of each year as winter rains in the Southern region and spring thaw in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions that restrict access to logging sites. The third quarter is typically our Timberlands segment's strongest production quarter. Demand for our manufactured wood products typically decreases in the winter months when construction activity is slower, while demand typically increases during the spring, summer and fall when construction activity is generally higher. Rural real estate dispositions and acquisitions can be adversely affected when access to any properties to be sold or considered for acquisition are limited due to adverse weather conditions. Development real estate sales at Chenal Valley occur throughout the year, though historically most sales take place in the second half of the year as builders prepare for the following year's spring and summer traditional home building and buying season. The timing of development real estate sales can also be impacted by contractor availability needed to complete infrastructure and other improvements prior to bringing developed real estate to market.

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

Business and Economic Trends Affecting Our Operations

The demand for timber is directly affected by the underlying demand for lumber and other wood-products, as well as by the demand for pulp, paper and packaging. Our Timberlands and Wood Products segments are impacted by demand for new homes in the United States and by repair and remodeling activity, both of which were very strong up until recently. Higher interest rates and inflation have caused consumer confidence and the pace of housing starts to decline the last couple of months. In July 2022, the National Association of Home Builders (NAHB) reported the NAHB/Wells Fargo Housing Market Index (HMI) was at 55, the seventh straight month of decline and the lowest reading since May 2020. The repair and remodel sector, which has experienced growth during the pandemic-driven home improvement movement that began in early 2020, is expected to continue to grow, but at a slower rate. Rising construction costs, a persistently tight labor pool, supply chain challenges and consumer concerns about rising mortgage rates could negatively impact the pace of housing starts and repair and remodel projects.

Despite some negative factors that have resulted in housing starts moderating in recent months, we believe housing fundamentals remain favorable, due to a shortage of homes, low existing inventory for sale, a large millennial demographic in their prime home-buying years, interest rates remaining below long-term historical averages, the continued remote work evolution, and an aging existing housing stock supporting repair and remodel demand. These fundamentals are key drivers for our business, and we continue to expect that lumber prices will remain structurally higher than long-term historical averages for the rest of 2022.

Inflation has impacted our business, especially for fuel, energy and repair and maintenance costs, although we believe there are offsetting impacts including wood product prices. Over the last twelve months, the Consumer Price Index (all items) increased by 9.1 percent before seasonal adjustments, while the Producer Price Index (final demand) increased by 11.3 percent on an unadjusted basis. Additionally, transportation challenges rising from shortage of truck and railcar availability linger in certain markets. These transportation issues could lead to higher freight costs and shipping challenges through the foreseeable future.

In our Timberlands segment, sawlogs pricing benefitted from demand for Southern pine sawlogs. Idaho sawlog prices continue to benefit from being indexed on a four-week lag to lumber prices. Our Southern harvest volume of 1.0 million tons in the second quarter of 2022 was higher than the second quarter of 2021, primarily due to favorable harvest conditions. We expect to harvest between 1.7 and 1.9 million tons during the third quarter of 2022, with approximately 65% of the volume in the Southern region. For 2022, we expect to harvest approximately 6.1 million tons, with approximately 70% of the volume in the Southern region.

During the second quarter of 2021 we experienced a fire at our Ola, Arkansas sawmill. The damage was principally limited to the large log primary breakdown machine center. The planer mill, kiln, and shipping department were not affected. We have adequate property damage and business interruption insurance, subject to an applicable deductible. The new equipment has been installed. We expect to wrap up the project in the third quarter and we are targeting to complete the start-up phase by the end of the year.

In our Wood Products segment, lumber shipments continue to be impacted by the Ola sawmill fire. We shipped approximately 254 million board feet of lumber during the second quarter of 2022 and expect to ship between 250 and 265 million board feet of lumber during the third quarter of 2022. For 2022, we expect to ship approximately 1.0 billion board feet of lumber. This estimate reflects the expected timing of the start-up of the large-log line at our Ola, Arkansas sawmill.

Our Real Estate segment benefitted from strong Chenal Valley residential lot and commercial acre sales in the second quarter of 2022, and a 10,700 acre rural land sale in Minnesota to a conservation entity that effectively completed our long-term strategy to sell our Minnesota land holdings. We expect to sell approximately 3,000 acres of rural land and 45 residential lots during the third quarter of 2022. For 2022, we expect to sell approximately 22,000 acres of rural land and 180 residential lots.

CatchMark Merger

On May 29, 2022, we entered into an Agreement and Plan of Merger (merger agreement) with CatchMark Timber Trust, Inc. (CatchMark) and CatchMark Timber Operating Partnership, LP (the Partnership), pursuant to which CatchMark and the Partnership will merge into a wholly-owned subsidiary of PotlatchDeltic, with the subsidiary continuing as the surviving company. Under the terms of the merger agreement, CatchMark stockholders and the holders of common partnership units of the Partnership (Partnership OP Units) will have the right to receive 0.230 shares of PotlatchDeltic common stock for each share of CatchMark common stock and for each Partnership OP Unit and cash in lieu of fractional shares at the effective time of the merger. CatchMark owns approximately 350,000 acres of superior site index timberlands located in Alabama, Georgia and South Carolina.

The exchange ratio is fixed and will not be adjusted to reflect changes in our stock price. We estimate that approximately 11.4 million shares of our common stock will be issued to CatchMark stockholders and Partnership OP Unit holders in the merger based on the 0.230 exchange ratio. The closing of the merger is subject to approval by the stockholders of CatchMark and other conditions specified in the merger agreement. The merger is expected to close in the third quarter of 2022.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Revenues	$359,597	$447,506	$(87,909)	$770,947	$801,699	$(30,752)
Costs and expenses:
Cost of goods sold	191,334	177,779	13,555	371,181	347,081	24,100
Selling, general and administrative expenses	20,412	19,512	900	36,706	36,270	436
Gain on fire damage	(9,868)	—	(9,868)	(9,592)	—	(9,592)
	201,878	197,291	4,587	398,295	383,351	14,944
Operating income	157,719	250,215	(92,496)	372,652	418,348	(45,696)
Interest expense, net	(7,419)	(8,199)	780	(10,313)	(11,773)	1,460
Pension settlement charge	—	—	—	(14,165)	—	(14,165)
Non-operating pension and other postretirement benefit costs	(1,809)	(3,271)	1,462	(3,738)	(6,685)	2,947
Income before income taxes	148,491	238,745	(90,254)	344,436	399,890	(55,454)
Income taxes	(28,269)	(50,840)	22,571	(60,334)	(80,879)	20,545
Net income	$120,222	$187,905	$(67,683)	$284,102	$319,011	$(34,909)
Total Adjusted EBITDDA[1]	$175,170	$274,984	$(99,814)	$420,732	$469,970	$(49,238)

[1]	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Second Quarter 2022 Compared with Second Quarter 2021

Revenues

Revenues were $359.6 million, a decrease of $87.9 million compared with the second quarter of 2021 primarily due to lower lumber prices and shipments and decreased Northern harvest volume and sawlog prices. Lumber shipments in the second quarter of 2022 were impacted by the loss of production at our Ola, Arkansas sawmill following a fire in June 2021. These decreases were partially offset by higher harvest volumes and sawlog prices in the Southern region and increases in development real estate sales and rural acres sold.

Cost of goods sold

Cost of goods sold increased $13.6 million compared with the second quarter of 2021 mainly due to higher manufacturing and log and haul costs primarily from inflationary price increases in areas such as diesel fuel, energy, and repair and maintenance.

Gain on fire damage

In June 2021, a fire occurred at our Ola, Arkansas sawmill. During the second quarter of 2022, we recognized insurance recoveries of $10.0 million and disposal costs of $0.1 million.

Income taxes

Income taxes are primarily due to income from our PotlatchDeltic taxable REIT subsidiaries (TRS). For the three months ended June 30, 2022, we recorded income tax expense of $28.3 million on TRS income before tax of $110.9 million. For the three months ended June 30, 2021, we recorded income tax expense of $50.8 million on TRS income before tax of $195.4 million.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the second quarter of 2022 decreased $99.8 million compared to the second quarter of 2021 primarily due to lower lumber prices and shipment volumes and higher manufacturing and log and haul costs. These decreases were partially offset by increased rural and development real estate sales. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Year to Date 2022 Compared with Year to Date 2021

Revenues

Revenues were $770.9 million, a decrease of $30.8 million compared with the first half of 2021 primarily due to lower lumber prices and shipments and decreased Northern harvest volumes. Lumber shipments in the first half of 2022 were impacted by the loss of production at our Ola, Arkansas sawmill following a fire in June 2021. These decreases were partially offset by higher harvest volumes and sawlog prices in the Southern region and increases in development real estate sales and rural acres sold.

Cost of goods sold

Cost of goods sold increased $24.1 million compared with the first half of 2021 mainly due to higher manufacturing and log and haul costs primarily from inflationary price increases in areas such as diesel fuel, energy, and repair and maintenance.

Gain on fire damage

In June 2021, a fire occurred at our Ola, Arkansas sawmill. During the first half of 2022, we recognized insurance recoveries of $10.4 million for Ola and timberlands fire damage and incurred $0.8 million of disposal costs at the Ola mill.

Pension settlement charge

In March 2022 we transferred $75.6 million of our qualified pension plan (the Plan) assets to an insurance company for the purchase of a group annuity contract. In connection with this transaction, we recorded a non-cash pretax settlement charge of $14.2 million.

Non-operating pension and other postretirement benefit costs

Non-operating pension and other postretirement benefit costs decreased $2.9 million compared to the first half of 2021. This decrease is primarily a result of an increase in the discount rate used to determine the benefit obligation partially offset by a decrease in expected return on plan assets.

Income taxes

Income taxes are primarily due to income from our TRS. For the six months ended June 30, 2022, we recorded income tax expense of $60.3 million on TRS income before tax of $238.2 million, which included the $14.2 million pension settlement charge. For the six months ended June 30, 2021, we recorded an income tax expense of $80.9 million on TRS income before tax of $311.2 million.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first half of 2022 decreased $49.2 million compared to the first half of 2021 primarily due to lower lumber prices and shipments and higher manufacturing and log and haul costs. These decreases were partially offset by higher harvest activity and sawlog prices in the Southern region and increases in development real estate sales and rural acres sold. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Revenues[1]	$105,486	$121,216	$(15,730)	$229,143	$233,132	$(3,989)
Costs and expenses:
Logging and hauling	37,123	33,303	3,820	77,205	69,771	7,434
Other	8,658	8,796	(138)	14,061	14,684	(623)
Selling, general and administrative expenses	1,815	1,858	(43)	3,553	3,560	(7)
Timberlands Adjusted EBITDDA[2]	$57,890	$77,259	$(19,369)	$134,324	$145,117	$(10,793)

[1]

Prior to elimination of intersegment fiber revenues of $39.3 million and $47.4 million for the three months ended June 30, 2022 and 2021, and $81.4 million and $94.7 million for the six months ended June 30, 2022 and 2021, respectively.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
Harvest Volumes (in tons)	2022	2021	Change	2022	2021	Change
Northern region
Sawlog	276,347	353,792	(77,445)	661,637	781,047	(119,410)
Pulpwood	11,383	6,813	4,570	19,642	20,697	(1,055)
Total	287,730	360,605	(72,875)	681,279	801,744	(120,465)

Southern region
Sawlog	507,679	480,193	27,486	997,772	988,266	9,506
Pulpwood	376,843	352,005	24,838	756,494	678,434	78,060
Stumpage	117,618	43,352	74,266	314,131	101,765	212,366
Total	1,002,140	875,550	126,590	2,068,397	1,768,465	299,932

Total harvest volume	1,289,870	1,236,155	53,715	2,749,676	2,570,209	179,467

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$228	$245	$(17)	$218	$209	$9
Pulpwood	$52	$29	$23	$50	$34	$16

Southern region
Sawlog	$48	$44	$4	$48	$44	$4
Pulpwood	$32	$29	$3	$32	$28	$4
Stumpage	$18	$6	$12	$17	$10	$7

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three and six months ended June 30, 2022, compared with the three and six months ended June 30, 2021:

(in thousands)	Three Months	Six Months
Timberlands Adjusted EBITDDA - prior year	$77,259	$145,117
Sales price and mix	(2,334)	13,720
Harvest volume	(11,956)	(15,463)
Logging and hauling costs per unit	(5,735)	(10,656)
Forest management, indirect and other	656	1,606
Timberlands Adjusted EBITDDA - current year	$57,890	$134,324

Second Quarter 2022 Compared with Second Quarter 2021

Timberlands Adjusted EBITDDA for the second quarter of 2022 decreased $19.4 million compared with the second quarter of 2021, primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region decreased 6.9%, to $228 per ton, primarily from the effect of lower lumber price realizations on indexed sawlogs in Idaho. Southern sawlog prices increased 9.1%, to $48 per ton, compared to the second quarter of 2021, primarily as a result of stronger demand.
•
Harvest Volume: In the Northern region hauling conditions were favorable in the second quarter of 2021 as compared to the second quarter of 2022, where hauling conditions were impacted by unseasonably wet weather in June 2022, resulting in a 20.2% decrease in harvest volume. We harvested 1.0 million tons in the Southern region during the second quarter of 2022, which was 14.5% higher than the second quarter of 2021, primarily due to favorable harvest conditions and increased stumpage sales.
•
Logging and Hauling Cost per Unit: Log and hauling costs per unit were higher primarily due to increased diesel costs.

Year to Date 2022 Compared with Year to Date 2021

Timberlands Adjusted EBITDDA for the first half of 2022 decreased $10.8 million compared to the first half of 2021, primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region increased 4.3%, to $218 per ton, primarily from the effect of high lumber price realizations on indexed sawlogs in Idaho. Southern sawlog prices increased 9.1%, to $48 per ton, compared to the first half of 2021, primarily as a result of stronger demand.
•
Harvest Volume: In the Northern region hauling conditions were more favorable in the first half of 2021 as compared to the first half of 2022 resulting in a 15.0% decrease in harvest volume. We harvested 2.1 million tons in the Southern region during the first half of 2022, which was 17.0% higher than the first half of 2021, primarily due to favorable harvest conditions and increased stumpage sales.
•
Logging and Hauling Cost per Unit: Log and hauling costs per unit were higher primarily due to increased diesel costs.

Wood Products Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Revenues	$266,633	$357,673	$(91,040)	$562,375	$626,969	$(64,594)
Costs and expenses[1]
Fiber costs	88,915	87,621	1,294	166,588	167,090	(502)
Freight, logging and hauling	19,606	20,266	(660)	37,973	38,463	(490)
Manufacturing costs	55,573	51,617	3,956	106,366	99,219	7,147
Finished goods inventory change	(7,952)	(8,572)	620	(12,531)	(12,591)	60
Selling, general and administrative expenses	3,110	2,948	162	6,518	5,470	1,048
Other	125	(740)	865	254	(770)	1,024
Wood Products Adjusted EBITDDA[2]	$107,256	$204,533	$(97,277)	$257,207	$330,088	$(72,881)

[1]

Prior to elimination of intersegment fiber costs of $39.3 million and $47.4 million for the three months ended June 30, 2022 and 2021, and $81.4 million and $94.7 million for the six months ended June 30, 2022 and 2021, respectively.

[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Lumber shipments (MBF)[1]	254,225	260,311	(6,086)	487,413	518,380	(30,967)
Lumber sales prices ($ per MBF)	$865	$1,185	$(320)	$966	$1,038	$(72)

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three and six months ended June 30, 2022, compared with the three and six months ended June 30, 2021:

(in thousands)	Three Months	Six Months
Wood Products Adjusted EBITDDA - prior year	$204,533	$330,088
Lumber:
Price	(83,228)	(39,431)
Volume	(3,420)	(17,103)
Manufacturing costs per unit	(4,716)	(11,953)
Log costs per unit	(4,889)	(7,184)
Residuals, panels and other	(1,024)	2,790
Wood Products Adjusted EBITDDA - current year	$107,256	$257,207

Second Quarter 2022 Compared with Second Quarter 2021

Wood Products Adjusted EBITDDA for the second quarter of 2022 decreased $97.3 million compared with the second quarter of 2021, primarily as a result of the following:

•
Lumber Price: Average lumber sales prices decreased to $865 per MBF during the second quarter of 2022 compared to $1,185 per MBF during the second quarter of 2021.
•
Lumber Volume: Lumber shipments decreased 6.1 million board feet during the second quarter of 2022 compared to the second quarter of 2021, primarily as a result of decreased shipments from our Ola, Arkansas sawmill following the fire in June 2021.
•
Manufacturing Cost Per Unit: Higher manufacturing costs per unit quarter over quarter was primarily a result of lost production at our Ola, Arkansas sawmill and inflationary price increases in areas such as energy and repair and maintenance.
•
Log Costs Per Unit: Log costs per unit were higher primarily as a result of increased indexed log costs at our Idaho sawmill.

Year to Date 2022 Compared with Year to Date 2021

Wood Products Adjusted EBITDDA for the first half of 2022 decreased $72.9 million compared with the first half of 2021, primarily as a result of the following:

•
Lumber Price: Average lumber sales prices decreased to $966 per MBF during the first half of 2022 compared to $1,038 per MBF during the first half of 2021.
•
Lumber Volume: Lumber shipments decreased 31.0 million board feet during the first half of 2022 compared to the first half of 2021, primarily as a result of decreased shipments from our Ola, Arkansas sawmill following the fire in June 2021.
•
Manufacturing Cost Per Unit: Higher manufacturing costs per unit was primarily a result of lost production at our Ola, Arkansas sawmill and inflationary price increases in areas such as energy and repair and maintenance.
•
Log Costs Per Unit: Log costs per unit were higher primarily as a result of increased indexed log costs at our Idaho sawmill.
•
Residual Sales, Panels and Other: Increased plywood price realizations and shipments due to strong demand and product mix early in the year benefitted the first half of 2022.

Real Estate Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Revenues	$26,736	$15,998	$10,738	$60,801	$36,311	$24,490
Costs and expenses
Costs of goods sold	3,831	2,881	950	6,710	5,349	1,361
Selling, general and administrative expenses	1,089	1,329	(240)	2,151	2,581	(430)
Real Estate Adjusted EBITDDA[1]	$21,816	$11,788	$10,028	$51,940	$28,381	$23,559

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Acres sold	12,749	2,605	17,500	9,688
Average price per acre	$1,290	$4,416	$2,176	$2,222

Development Real Estate	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Residential lots	45	19	109	70
Average price per lot	$134,373	$90,874	$121,662	$96,524

Commercial acres	3	—	6	11
Average price per acre	$685,713	$—	$815,993	$277,425

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three and six months ended June 30, 2022 compared with the three and six months ended June 30, 2021:

(in thousands)	Three Months	Six Months
Real Estate Adjusted EBITDDA - prior year	$11,788	$28,381
Rural real estate sales	4,733	16,545
Real estate development sales	6,005	7,945
Selling, general and administrative expenses	241	430
Other costs, net	(951)	(1,361)
Real Estate Adjusted EBITDDA - current year	$21,816	$51,940

Second Quarter 2022 Compared with Second Quarter 2021

Real Estate Adjusted EBITDDA for the second quarter of 2022 was $21.8 million, an increase of $10.0 million compared with the second quarter of 2021, primarily as a result of the following:

•
Rural Sales: Rural real estate sales in the second quarter of 2022 included a 10,700 acre timberland sale in Minnesota to a conservation entity representing its final option under a multi-year option arrangement. There were no comparable size land sales during the second quarter of 2021. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.
•
Development Sales: During the second quarter of 2022, we sold 45 residential lots at an average lot price of $134,373 compared to 19 lots at an average lot price of $90,874 during the second quarter of 2021. In addition, we sold 3 acres of commercial land in Chenal Valley for $685,713 per acre during the second quarter of 2022. The average price per lot or acre fluctuates based on a variety of factors including size and location within the development.

Year to Date 2022 Compared with Year to Date 2021

Real Estate Adjusted EBITDDA for the first half of 2022 was $51.9 million, an increase of $23.6 million compared with the first half of 2021, primarily as a result of the following:

•
Rural Sales: The increase in rural real estate sales is primarily a result of a 1,760 acre sale in the South for $7,500 per acre in the first quarter of 2022 to an energy provider for a planned commercial solar farm and the 10,700 acre timberland sale in Minnesota in the second quarter of 2022, which were not matched by similarly-sized land sale during the first half of 2021.
•
Development Sales: During the first half of 2022, we sold 109 residential lots at an average lot price of $121,662 compared to 70 lots at an average lot price of $96,524 during the first half of 2021. In addition, we sold 6 acres of commercial land in Chenal Valley for $815,993 per acre compared to 11 acres of commercial land in Chenal Valley for $277,425 per acre in the first half of 2021.

Liquidity and Capital Resources

Cash generated by our operations is highly dependent on selling prices of our products and can vary from period to period. Changes in significant sources and uses of cash for the six months ended June 30, 2022 and 2021 are presented by category as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Net cash from operating activities	$378,186	$341,340	$36,846
Net cash from investing activities	$(88,766)	$(25,454)	$(63,312)
Net cash from financing activities	$(70,298)	$(56,196)	$(14,102)

Net Cash Flows from Operating Activities

Net cash from operating activities increased $36.8 million in the first half of 2022, compared to the first half of 2021 primarily as a result of the following:

•
Cash received from customers decreased $13.6 million primarily due to lower average lumber prices and reduced lumber shipments at our Ola, Arkansas sawmill following the fire in June 2021. These decreases were partially offset by increased harvest volume and sawlog prices in the Southern region, increased residential lot sales, and increased rural land sales, including a 1,760 acre rural land sale in the South and a 10,700 acre timberland sale in Minnesota.
•
Cash payments increased $12.0 million due to inflationary cost increases in areas such as diesel fuel, energy and repair and maintenance in our manufacturing and harvest operations. These increases were partially offset by reduced vendor payments as a result of lower production at our Ola, Arkansas sawmill following the fire in June 2021 and lower harvest activities in the Northern region.
•
During the first half of 2022, we received $9.4 million in insurance proceeds as a result of the fire at our Ola, Arkansas sawmill and timberlands fire damage.
•
Net tax payments decreased $50.4 million as a result of lower taxable income generated from our TRS operations.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
We spent $45.2 million on capital expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first half of 2022 compared to $23.9 million during the first half of 2021. Capital expenditures in 2022 includes $12.2 million for the Waldo, Arkansas sawmill expansion and modernization project.
•
Cash expenditures for timberland acquisitions during the first half of 2022 was $42.2 million compared to $2.2 million during the first half of 2021.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
We paid dividends of $61.0 million during the first half of 2022 compared to $55.0 million during the first half of 2021.

•
We repaid $3.0 million in long-term debt during the first half of 2022 and had no similar payment in the first half of 2021.
•
During the first half of 2022 we repurchased 94,566 shares of our common stock totaling $4.2 million compared to no shares repurchased during the first half of 2021.

Future Sources and Uses of Cash

At June 30, 2022, we had cash and cash equivalents of $511.2 million. We expect cash and cash equivalents on hand, generated from our operating activities, and supplemented by borrowings under our credit agreement, if needed, to be adequate to meet our future cash requirements.

At June 30, 2022, there were no significant changes in our cash commitments arising in the normal course of business, except as noted below, under our known contractual and other obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Returning cash to shareholders through a secure regular dividend and opportunistic share repurchases is an important and durable part of our disciplined capital allocation strategy. Our board of directors, in its sole discretion, determines the actual amount of dividends to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, borrowing capacity, debt covenant restrictions, future acquisitions and dispositions, and REIT requirements. Generally, a REIT must distribute its taxable income each year and there is a 20% limit on the value of our TRS, including cash, that can be retained. Our strong financial performance during the first half of 2022, continues to generate large cash balances in both our REIT and TRS. Based on our strong results in the first half of the year, we expect to pay a special dividend to stockholders in December 2022.

Capital Expenditures

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on an expected level of return on investment. We expect to spend a total of approximately $85 to $90 million for capital expenditures during 2022.

In June 2022, we announced a project to expand and modernize our Waldo, Arkansas sawmill. The project is expected to increase the mill’s annual capacity from 190 million board feet of dimensional lumber to approximately 275 million board feet. The investment is also expected to reduce the mill’s operating costs significantly. The Waldo investment includes upgrades to the log yard and planer, a new saw line, and a new continuous dry kiln. The existing mill will continue to operate during the project and completion is expected by the end of 2024. We expect to spend approximately $131.0 million on the project, including a $12 million deposit paid in 2022.

Our 2022 planned capital spend also includes approximately $15.0 million of capital expenditures for the reconstruction of our fire-damaged Ola sawmill, which is largely covered by insurance. The new equipment has been installed. We expect to wrap up the project in the third quarter of 2022 and are targeting to complete the start-up phase by the end of 2022. We have adequate property damage and business interruption insurance, subject to an applicable deductible. The timing of expenditures incurred for the sawmill rebuild and economic losses is expected to vary based on when we receive proceeds from our insurance carriers.

Timberland Acquisitions

During the six months ended June 30, 2022, we were the successful bidder on three bolt-on timberland transactions, aggregating approximately $101 million, covering approximately 46,000 acres in Mississippi and Arkansas. We are using cash to pay for the acquisitions.

Share Repurchase Program

On August 30, 2018, the board of directors authorized the repurchase of up to $100.0 million of common stock with no time limit set for the repurchase (the Repurchase Program). At June 30, 2022, we had remaining authorization of $55.3 million for future stock repurchases under the Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to the trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan), and, subject to the terms of the Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

Long-Term Debt and Credit Agreement

At June 30, 2022, our total outstanding net long-term debt was $755.7 million. We expect to refinance a $40.0 million term loan expiring in December 2022 at maturity, which is covered by a forward starting interest rate swap that hedges the variability in future benchmark interest payments attributable to changes in interest rates. All interest rates on our outstanding long-term debt are fixed rates under fixed rate loans or variable rate loans with an associated interest rate swap that fixes the variable benchmark interest rate component.

We have a $300.0 million revolving line of credit with a syndicate of lenders that matures February 14, 2027. Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At June 30, 2022, there were no borrowings under the revolving line of credit and approximately $1.0 million of the credit facility was utilized by outstanding letters of credit.

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

CatchMark has outstanding term loans of $300.0 million. We intend to refinance $277.5 million of CatchMark’s outstanding long-term debt and repay the remaining $22.5 million with cash on hand, effective with the close of the CatchMark merger. Additionally, we plan to dedesignate and restructure $277.5 million of our forward starting interest rate swaps to hedge the variability in future benchmark interest payments attributable to changes on $277.5 million of CatchMark debt.

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

The following table presents the components and applicable limits of Total Asset Value (TAV), a component of the Leverage Ratio, at June 30, 2022:

(in thousands)
Estimated timberland fair value	$4,010,593
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	300,744
Cash and cash equivalents	511,157
Company owned life insurance (COLI) (limited to 5% of TAV)	4,259
Total Asset Value[1]	$4,826,753

[1]	TAV also includes, as applicable, Construction in Progress (limited to 10% of TAV) and Investments in Affiliates (limited to 15% TAV) as defined in the Agreements.

At June 30, 2022, we were in compliance with all covenants under the Agreements. The following table sets forth the financial covenants for the Agreements and our status with respect to these covenants at June 30, 2022:

	Covenant Requirement		Actual at June 30, 2022
Interest coverage ratio	≥	3.00 to 1.00	22.08
Leverage ratio	≤	40%	16%

See Note 5: Debt in the Notes to the Condensed Consolidated Financial Statements for additional information on our debt and credit agreements.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt, and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade.

Capital Structure

(in thousands)	June 30, 2022	December 31, 2021
Long-term debt (including current portion)	$755,737	$758,256
Cash and cash equivalents	(511,157)	(296,151)
Net debt	244,580	462,105
Market capitalization[1]	3,061,483	4,159,034
Enterprise value	$3,306,063	$4,621,139

Net debt to enterprise value	7.4%	10.0%
Dividend yield[2]	4.0%	2.9%
Weighted-average cost of debt, after tax[3]	3.1%	3.1%

[1]	Market capitalization is based on outstanding shares of 69.3 million and 69.1 million times closing share prices of $44.19 and $60.22 as of June 30, 2022, and December 31, 2021, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.76 and share prices of $44.19 and $60.22 as of June 30, 2022, and December 31, 2021, respectively.
[3]	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

We reconcile Total Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$120,222	$187,905	$284,102	$319,011
Interest expense, net	7,419	8,199	10,313	11,773
Income taxes	28,269	50,840	60,334	80,879
Depreciation, depletion and amortization	20,007	17,029	39,509	35,025
Basis of real estate sold	7,325	7,213	18,179	16,036
Gain on fire damage	(9,868)	—	(9,592)	—
Pension settlement charge	—	—	14,165	—
Non-operating pension and other postretirement benefit costs	1,809	3,271	3,738	6,685
(Gain) loss on disposal of fixed assets	(13)	527	(16)	561
Total Adjusted EBITDDA	$175,170	$274,984	$420,732	$469,970

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

The following table provides a reconciliation of cash from operating activities to CAD:

	Six Months Ended June 30,		Twelve Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net cash from operating activities[1]	$378,186	$341,340	$541,732	$588,660
Capital expenditures[2]	(87,383)	(26,089)	(136,708)	(49,073)
CAD	$290,803	$315,251	$405,024	$539,587
Net cash from investing activities[3]	$(88,766)	$(25,454)	$(122,457)	$(47,959)
Net cash from financing activities	$(70,298)	$(56,196)	$(415,411)	$(111,605)

[1]

Net cash from operating activities for the six months ended June 30, 2022 and 2021 includes cash paid for real estate development expenditures of $5.2 million and $4.0 million, respectively. Net cash from operating activities for the twelve months ended June 30, 2022 and 2021 includes cash paid for real estate development expenditures of $10.4 million and $8.2 million, respectively.

[2]

The six and twelve months ended June 30, 2022 includes fire related capital expenditures for the Ola, Arkansas sawmill of $9.2 million and $14.8 million, respectively, and excludes $0 and $15.0 million, respectively, of insurance proceeds for the Ola, Arkansas sawmill property losses.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2022. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of June 30, 2022.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, except the following:

Our Pending Merger With CatchMark Timber Trust

On May 29, 2022, we entered into an Agreement and Plan of Merger (merger agreement) with CatchMark Timber Trust, Inc. (CatchMark) and CatchMark Timber Operating Partnership, LP (the Partnership), pursuant to which CatchMark and the Partnership will merge into a wholly-owned subsidiary of PotlatchDeltic, with the subsidiary continuing as the surviving corporation. If the merger is not completed, our businesses may be adversely affected and we may be subject to various risks without realizing any of the benefits of having the merger completed, including negative reactions from the financial markets or from our customers, suppliers or employees. In addition, we may be subject to litigation related to failing to complete the merger or enforcement proceedings to perform our obligations under the merger agreement.

A delay in completing the merger, which is subject to a number of conditions, some of which are outside our control, may reduce or eliminate the expected benefits from the merger.

The merger is subject to a number of conditions, some of which are beyond our control, that could prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict whether and when the conditions will be satisfied. Furthermore, the requirement to obtain the required CatchMark stockholder approval could delay the completion of the merger for a significant period of time or prevent the transaction from occurring. A delay in completing the merger could cause the combined company not to realize some or all of the synergies and other benefits that it expects to achieve if the merger is successfully completed within its expected time frame. The merger agreement contains certain restrictions on the conduct of the parties’ business. If the merger is delayed, these restrictions could adversely affect our ability to execute business strategies or pursue attractive business opportunities. In addition, a delay could cause management to focus on completion of the merger instead of on other opportunities that could be beneficial to the company.

The merger will involve substantial costs, and the combined company may be unable to successfully integrate the businesses of the two companies and realize the anticipated benefits of the merger.

We have incurred and expect to continue to incur substantial costs, fees and expenses relating directly to the merger and the issuance of our shares in connection with the merger, including fees and expenses payable to financial and other professional advisors, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. We expect to incur substantial expenses in connection with formulating and implementing integration plans, including facilities and systems consolidation costs, employment-related costs, and a cash gross-up payment, subject to a cap, to the holders of Partnership OP Units to satisfy income tax liabilities associated with receiving shares of our common stock as consideration in connection with the merger if elected by us.

Expenses related to integration are by their nature difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the realization of economies of scale and cost savings and synergies related to the integration of the businesses. These integration expenses likely will result in significant charges against earnings following the completion of the merger, but the amount and timing of such charges are uncertain.

The merger involves the combination of two independently operated public companies. The merger will require management to devote significant attention and resources to integrating business practices and operations. The combined company may fail to realize some or all of the anticipated benefits of the merger if the integration process takes longer than expected or is costlier than expected.

Uncertainty associated with the merger may adversely affect our business and operations.

Uncertainties associated with the merger could cause some customers, suppliers, or other entities with whom we have a business relationship to delay or defer decisions, which could negatively impact our revenues, earnings, and cash flows, as well as the market price of our common stock, regardless of whether the merger is completed. In addition, customers or suppliers may cease doing business with us or the combined company in anticipation of or following the merger or may change the terms and conditions upon which they are willing to continue to do business. In addition, current or prospective competitors may seek to take advantage of potential uncertainty or disruption resulting from the merger to interfere with relationships with customers, suppliers, or employees.

The market price and trading volume of our common stock may be volatile in the future as a result of the merger.

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

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our cash flows, our ability to execute our business strategy and our ability to make distributions to our stockholders.

The merger may not be accretive and may cause dilution to our cash available for distribution, which may negatively affect the market price of shares of our common stock.

The merger is expected to deliver accretion to our cash available for distribution in the first full year after the merger is completed, including cost synergies and excluding integration and restructuring activities. This expectation is based on preliminary estimates which may materially change, including the currently expected timing of the closing of the merger or the failure to realize all of the benefits anticipated from the merger. We could also encounter additional transaction-related costs or other factors such as a delay in the closing of the merger or the failure to realize all of the benefits anticipated from the merger. Any of these factors could cause dilution to our cash available for distribution or decrease or delay the expected accretive effect of the merger and cause a decrease in the market price of our common stock.

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

During the six months ended June 30, 2022, we repurchased 94,566 shares of our common stock at a total consideration of $4.2 million (including transaction costs) under the Repurchase Program. Transaction costs are not counted against authorized funds. All common stock purchases were made in open-market transactions. We did not repurchase any shares during the six months ended June 30, 2021. At June 30, 2022, we had remaining authorization of $55.3 million for future stock repurchases under the Repurchase Program.

The following table provides information with respect to purchases of common stock made by the company during the second quarter of 2022:

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 - April 30	—	$—	—	$59,496,899
May 1 - May 31	—	$—	—	$59,496,899
June 1 - June 30	94,566	$43.92	94,566	$55,343,272
Total	94,566		94,566

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
(2)(a)*

Agreement and Plan of Merger, dated as of May 29, 2022, by and among PotlatchDeltic Corporation, Horizon Merger Sub 2022, LLC, CatchMark Timber Trust, Inc. and CatchMark Timber Operating Partnership, L.P., filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on May 31, 2022.

(3)(a)*	Third Restated Certificate of Incorporation of the Registrant, effective February 20, 2018, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.
(3)(b)*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.
(4)	See Exhibits (3)(a) and (3)(b). The registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.
(10)(a)*	PotlatchDeltic Corporation Amended and Restated 2019 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 4, 2022.
(10)(b)*

Engineering, Procurement and Construction Agreement, dated as of June 3, 2022, between PotlatchDeltic Manufacturing, LLC and BID Group Construction US Inc., filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 6, 2022.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.
(101)

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed on July 29, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021 and (vi) the Notes to Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ WAYNE WASECHEK
Wayne Wasechek
Corporate Controller (Duly Authorized; Principal Accounting Officer)

Date:	July 29, 2022