Form 10-Q
period 2022-09-30
POTLATCHDELTIC CORP
filed 2022-10-28
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding as of October 25, 2022, was 80,776,600.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenues	$306,693	$287,330	$1,077,640	$1,089,029
Costs and expenses:
Cost of goods sold	220,876	190,602	592,057	537,683
Selling, general and administrative expenses	18,878	18,512	55,584	54,782
CatchMark merger-related expenses	26,007	—	26,007	—
Gain on fire damage	(24,913)	(4,394)	(34,505)	(4,394)
	240,848	204,720	639,143	588,071
Operating income	65,845	82,610	438,497	500,958
Interest expense, net	(8,280)	(8,641)	(18,593)	(20,414)
Pension settlement charge	—	—	(14,165)	—
Non-operating pension and other postretirement employee benefit costs	(1,808)	(3,271)	(5,546)	(9,956)
Other	(1)	—	(1)	—
Income before income taxes	55,756	70,698	400,192	470,588
Income taxes	(9,801)	(5,031)	(70,135)	(85,910)
Net income	$45,955	$65,667	$330,057	$384,678

Net income per share:
Basic	$0.64	$0.98	$4.70	$5.72
Diluted	$0.64	$0.97	$4.69	$5.69
Dividends per share	$0.44	$0.41	$1.32	$1.23
Weighted-average shares outstanding
Basic	71,486	67,315	70,171	67,275
Diluted	71,632	67,648	70,308	67,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$45,955	$65,667	$330,057	$384,678
Other comprehensive income (loss):
Pension and other postretirement employee benefits:
Net loss arising during the period, net of tax benefit of $0, $0, $1,570 and $0	—	—	(4,587)	—
Effect of pension settlement, net of tax expense of $0, $0, $3,612 and $0	—	—	10,553	—
Amortization of actuarial loss included in net income, net of tax expense of $270, $1,073, $1,012 and $3,254	784	3,050	2,954	9,258
Amortization of prior service cost (credit) included in net income, net of tax expense (benefit) of $44, $(73), $133 and $(217)	130	(204)	389	(614)
Cash flow hedges, net of tax (benefit) expense of $(4,093), $397, $973 and $2,249	32,725	6,636	118,530	39,580
Other comprehensive income, net of tax	33,639	9,482	127,839	48,224
Comprehensive income	$79,594	$75,149	$457,896	$432,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$484,018	$296,151
Customer receivables, net	37,224	31,028
Inventories, net	62,584	72,369
Other current assets	41,551	21,630
Total current assets	625,377	421,178
Property, plant and equipment, net	319,232	292,320
Investment in real estate held for development and sale	57,458	65,604
Timber and timberlands, net	2,520,505	1,682,671
Intangible assets, net	17,906	15,491
Other long-term assets	184,310	57,951
Total assets	$3,724,788	$2,535,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$111,607	$78,209
Current portion of long-term debt	39,996	42,977
Current portion of pension and other postretirement employee benefits	4,993	4,993
Total current liabilities	156,596	126,179
Long-term debt	992,507	715,279
Pension and other postretirement employee benefits	92,990	83,674
Deferred tax liabilities, net	38,469	34,874
Other long-term obligations	38,807	49,076
Total liabilities	1,319,369	1,009,082
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued and outstanding 80,777 and 69,064 shares	80,777	69,064
Additional paid-in capital	2,292,130	1,781,217
Accumulated deficit	(52,089)	(280,910)
Accumulated other comprehensive income (loss)	84,601	(43,238)
Total stockholders’ equity	2,405,419	1,526,133
Total liabilities and stockholders' equity	$3,724,788	$2,535,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$330,057	$384,678
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	67,960	57,365
Basis of real estate sold	25,024	22,733
Change in deferred taxes	(1,359)	3,221
Pension and other postretirement employee benefits	10,936	16,595
Pension settlement charge	14,165	—
Equity-based compensation expense	16,141	6,345
Gain on fire damage	(34,505)	(4,394)
Other, net	(455)	633
Change in working capital and operating-related activities, net	14,071	(20,082)
Real estate development expenditures	(6,986)	(6,434)
Funding of pension and other postretirement employee benefits	(3,290)	(7,418)
Proceeds from insurance recoveries	26,678	—
Net cash from operating activities	458,437	453,242

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(44,000)	(26,291)
Timberlands reforestation and roads	(12,220)	(12,236)
Acquisition of timber and timberlands	(96,081)	(2,450)
Proceeds from property insurance	—	13,250
Cash acquired in CatchMark merger	23,571	—
Other, net	935	993
Net cash from investing activities	(127,795)	(26,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(96,578)	(82,462)
Repurchase of common stock	(4,527)	—
Proceeds from issuance of long-term debt	277,500	—
Repayment of long-term debt	(303,000)	—
Other, net	(6,120)	(3,619)
Net cash from financing activities	(132,725)	(86,081)
Change in cash, cash equivalents and restricted cash	197,917	340,427
Cash, cash equivalents and restricted cash at beginning of period	296,772	252,340
Cash, cash equivalents and restricted cash at end of period	$494,689	$592,767

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$4,429	$2,695
Accrued timberlands reforestation and roads	$2,749	$1,590
Equity issued as consideration in the CatchMark merger	$508,314	$—
Long-term debt and other liabilities assumed in our merger with CatchMark	$323,102	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2022	September 30, 2021
Cash and cash equivalents	$484,018	$592,767
Restricted cash included in other long-term assets[1]	10,671	—
Total cash, cash equivalents, and restricted cash	$494,689	$592,767

1	Amounts included in restricted cash represent proceeds held by a qualified intermediary that are intended to be reinvested in timber and timberlands.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	69,064	$69,064	$1,781,217	$(280,910)	$(43,238)	$1,526,133
Net income	—	—	—	163,880	—	163,880
Shares issued for stock compensation	308	308	(308)	—	—	—
Equity-based compensation expense	—	—	2,056	—	—	2,056
Pension plans and OPEB obligations, net of tax	—	—	—	—	7,480	7,480
Cash flow hedges, net of tax	—	—	—	—	43,276	43,276
Dividends on common stock, $0.44 per share	—	—	—	(30,524)	—	(30,524)
Other transactions, net	—	—	(25)	(78)	—	(103)
Balance, March 31, 2022	69,372	69,372	1,782,940	(147,632)	7,518	1,712,198
Net income	—	—	—	120,222	—	120,222
Shares issued for stock compensation	3	3	(3)	—	—	—
Equity-based compensation expense	—	—	2,368	—	—	2,368
Repurchase of common stock	(95)	(95)	—	(4,061)	—	(4,156)
Pension plans and OPEB obligations, net of tax	—	—	—	—	915	915
Cash flow hedges, net of tax	—	—	—	—	42,529	42,529
Dividends on common stock, $0.44 per share	—	—	—	(30,524)	—	(30,524)
Other transactions, net	—	—	78	(79)	—	(1)
Balance, June 30, 2022	69,280	69,280	1,785,383	(62,074)	50,962	1,843,551
Net income	—	—	—	45,955	—	45,955
Shares issued for stock compensation	31	31	(31)	—	—	—
Equity-based compensation expense	—	—	2,409	—	—	2,409
Repurchase of common stock	(8)	(8)	—	(363)	—	(371)
Pension plans and OPEB obligations, net of tax	—	—	—	—	914	914
Cash flow hedges, net of tax	—	—	—	—	32,725	32,725
Dividends on common stock, $0.44 per share	—	—	—	(35,530)	—	(35,530)
Common stock issued for CatchMark merger	11,474	11,474	504,292	—	—	515,766
Other transactions, net	—	—	77	(77)	—	—
Balance, September 30, 2022	80,777	$80,777	$2,292,130	$(52,089)	$84,601	$2,405,419

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2020	66,876	$66,876	$1,674,576	$(315,510)	$(120,989)	$1,304,953
Net income	—	—	—	131,106	—	131,106
Shares issued for stock compensation	166	166	(166)	—	—	—
Equity-based compensation expense	—	—	1,930	—	—	1,930
Pension plans and OPEB obligations, net of tax	—	—	—	—	2,953	2,953
Cash flow hedges, net of tax	—	—	—	—	64,107	64,107
Dividends on common stock, $0.41 per share	—	—	—	(27,484)	—	(27,484)
Other transactions, net	—	—	81	(97)	—	(16)
Balance, March 31, 2021	67,042	67,042	1,676,421	(211,985)	(53,929)	1,477,549
Net income	—	—	—	187,905	—	187,905
Shares issued for stock compensation	3	3	(3)	—	—	—
Equity-based compensation expense	—	—	2,140	—	—	2,140
Pension plans and OPEB obligations, net of tax	—	—	—	—	2,845	2,845
Cash flow hedges, net of tax	—	—	—	—	(31,163)	(31,163)
Dividends on common stock, $0.41 per share	—	—	—	(27,489)	—	(27,489)
Other transactions, net	—	—	103	(101)	—	2
Balance, June 30, 2021	67,045	67,045	1,678,661	(51,670)	(82,247)	1,611,789
Net income	—	—	—	65,667	—	65,667
Shares issued for stock compensation	55	55	(55)	—	—	—
Equity-based compensation expense	—	—	2,275	—	—	2,275
Pension plans and OPEB obligations, net of tax	—	—	—	—	2,846	2,846
Cash flow hedges, net of tax	—	—	—	—	6,636	6,636
Dividends on common stock, $0.41 per share	—	—	—	(27,489)	—	(27,489)
Other transactions, net	—	—	(1,549)	(69)	—	(1,618)
Balance, September 30, 2021	67,100	$67,100	$1,679,332	$(13,561)	$(72,765)	$1,660,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX FOR THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

General

PotlatchDeltic Corporation and its subsidiaries (collectively referred to in this report as the company, us, we or our) is a leading timberland Real Estate Investment Trust (REIT) with operations in nine states. We are engaged in activities associated with timberland management, including the sale of timber, the management of approximately 2.2 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacturing and sale of wood products and the development of real estate. Our timberlands, real estate development projects and all of our wood products facilities are located within the continental United States. The primary market for our products is the United States. We converted to a REIT effective January 1, 2006.

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

Business Combinations and Acquisitions

We apply the principles provided in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, to determine whether an acquisition involves an asset or a business. In determining whether an acquisition should be accounted for as a business combination or asset acquisition, we first determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is accounted for as an asset acquisition. If this is not the case, we then further evaluate whether the single identifiable asset or group of similar identifiable assets and activities includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the transaction is accounted for as a business combination.

We account for business combinations using the acquisition method of accounting which requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. We measure and recognize asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative estimated fair value basis. Transaction costs are expensed in a business combination and transaction costs directly attributable to the acquisition are considered a component of the cost of the acquisition in an asset acquisition. See Note 13: CatchMark Merger for additional information.

Commitments and Contingencies

At any given time, we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a material adverse effect on our consolidated financial position, operating results or net cash flow.

New Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by this guidance apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued as a result of reference rate reform. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a steering committee comprised of large U.S. financial institutions, has recommended replacing LIBOR with the Secured Overnight Financing Rate (SOFR). The guidance in ASU 2020-04, which can be applied immediately, is optional and may be elected over time as reference rate reform activities occur. This guidance is not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity was expected to be completed. Our credit agreement, variable rate term loans with $403.5 million in principal and the associated interest rate swaps, and $290.0 million of forward starting interest rate swaps have an interest rate tied to LIBOR. We are working with our lenders and counterparties to modify the benchmark rate from LIBOR to SOFR in our variable rate term loans and interest rate derivative agreements. We expect to complete this conversion by the end of 2022. We do not expect our adoption of ASU 2020-04 will have a material impact on our consolidated financial statements.

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

The following table presents our revenues by major product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Timberlands
Northern region
Sawlogs	$78,668	$88,244	$223,102	$251,198
Pulpwood	582	119	1,561	815
Other	281	205	797	740
Total Northern revenues	79,531	88,568	225,460	252,753

Southern region
Sawlogs	29,618	22,191	77,364	65,620
Pulpwood	17,694	13,843	41,542	33,167
Stumpage	4,028	2,275	9,494	3,310
Other	3,705	2,666	9,859	7,825
Total Southern revenues	55,045	40,975	138,259	109,922

Total Timberlands revenues	134,576	129,543	363,719	362,675

Wood Products
Lumber	151,540	141,255	622,228	679,417
Residuals and Panels	41,891	46,505	133,578	135,312
Total Wood Products revenues	193,431	187,760	755,806	814,729

Real Estate
Rural real estate	6,182	6,939	44,268	28,469
Development real estate	10,205	4,260	28,429	14,087
Other	2,621	2,298	7,112	7,252
Total Real Estate revenues	19,008	13,497	79,809	49,808

Total segment revenues	347,015	330,800	1,199,334	1,227,212
Intersegment Timberlands revenues[1]	(40,322)	(43,470)	(121,694)	(138,183)
Total consolidated revenues	$306,693	$287,330	$1,077,640	$1,089,029

1	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDDA:
Timberlands	$64,482	$76,023	$198,806	$221,140
Wood Products	31,258	26,566	288,465	356,654
Real Estate	14,140	9,069	66,080	37,450
Corporate	(12,629)	(11,496)	(36,125)	(35,028)
Eliminations and adjustments	3,839	7,021	4,596	(3,063)
Total Adjusted EBITDDA	101,090	107,183	521,822	577,153
Interest expense, net[1]	(8,280)	(8,641)	(18,593)	(20,414)
Depreciation, depletion and amortization	(27,329)	(21,131)	(66,838)	(56,156)
Basis of real estate sold	(6,845)	(6,697)	(25,024)	(22,733)
CatchMark merger-related expenses	(26,007)	—	(26,007)	—
Gain on fire damage	24,913	4,394	34,505	4,394
Pension settlement charge	—	—	(14,165)	—
Non-operating pension and other postretirement employee benefits	(1,808)	(3,271)	(5,546)	(9,956)
Gain (loss) on disposal of fixed assets	23	(1,139)	39	(1,700)
Other	(1)	—	(1)	—
Income before income taxes	$55,756	$70,698	$400,192	$470,588

Depreciation, depletion and amortization:
Timberlands	$16,963	$11,893	$40,687	$33,792
Wood Products	10,069	8,879	25,226	21,261
Real Estate	175	162	518	477
Corporate	122	197	407	626
	27,329	21,131	66,838	56,156
Bond discounts and deferred loan fees[1]	378	403	1,122	1,209
Total depreciation, depletion and amortization	$27,707	$21,534	$67,960	$57,365

Basis of real estate sold:
Real Estate	$6,845	$6,703	$25,033	$22,751
Eliminations and adjustments	—	(6)	(9)	(18)
Total basis of real estate sold	$6,845	$6,697	$25,024	$22,733

1	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Basic weighted-average shares outstanding	71,486	67,315	70,171	67,275
Incremental shares due to:
Performance shares	111	272	104	257
Restricted stock units	35	61	33	56
Diluted weighted-average shares outstanding	71,632	67,648	70,308	67,588

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

For the three and nine months ended September 30, 2022, there were approximately 117,000 and 136,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. For the three and nine months ended September 30, 2021, there were approximately 101,000 and 88,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

Share Repurchase Program

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). During the three and nine months ended September 30, 2022, we repurchased 8,444 and 103,010 shares of our common stock (at a total consideration of $0.4 million and $4.5 million), respectively, under the 2018 Repurchase Program. All common stock purchases were made in open-market transactions. We did not repurchase any shares during the nine months ended September 31, 2021.

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under the 2018 Repurchase Program.

Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan). The timing, manner, price and amount of repurchases will be determined according to, and subject to, the terms of the Trading Plan, and, subject to the terms of the Trading Plan, the 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason. No shares were repurchased under the 2022 Repurchase Program during the nine months ended September 30, 2022. At September 30, 2022, we had remaining authorization of $200.0 million for future stock repurchases under the 2022 Repurchase Program. Transaction costs are not counted against authorized funds.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	September 30, 2022	December 31, 2021
Logs	$25,179	$41,199
Lumber, panels and veneer	37,893	34,528
Materials and supplies	20,650	17,780
Total inventories	83,722	93,507
Less: LIFO reserve	(21,138)	(21,138)
Total inventories, net	$62,584	$72,369

Property, plant and equipment

(in thousands)	September 30, 2022	December 31, 2021
Property, plant and equipment	$583,747	$532,324
Less: accumulated depreciation	(264,515)	(240,004)
Total property, plant and equipment, net	$319,232	$292,320

Ola, Arkansas sawmill fire

On June 13, 2021, a fire occurred at our Ola, Arkansas sawmill. There were no injuries or environmental issues from the fire. The damage was principally limited to the large log primary breakdown area of the mill. The planer mill, kiln, and shipping department were not affected. We have adequate property damage and business interruption insurance and expect to be reimbursed for both property damage and business interruption losses by our insurance carriers, subject to an applicable deductible, under which we filed a claim with the insurance carriers. Insurance recoveries are recorded when deemed probable and reasonably estimable. The new equipment has been installed and the start-up phase and log processing began in late September 2022, with expected completion by the end of 2022. We also expect to finalize our insurance claim and receive the remaining insurance proceeds in 2023.

Damaged and obsolete fixed asset write-offs, disposal costs and insurance recoveries for the Ola, Arkansas sawmill fire and gain on fire damage consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Fixed asset write-offs	$—	$7,436	$—	$9,544
Disposal costs	87	1,062	924	1,062
Total fixed asset loss on disposal	87	8,498	924	10,606

Insurance recoveries	(25,000)	(12,892)	(35,000)	(15,000)
Gain on fire damage at Ola	(24,913)	(4,394)	(34,076)	(4,394)

Insurance recoveries on timberlands fire damage	—	—	(429)	—
Gain on fire damage	$(24,913)	$(4,394)	$(34,505)	$(4,394)

Timber and timberlands

(in thousands)	September 30, 2022	December 31, 2021
Timber and timberlands	$2,428,840	$1,597,011
Logging roads	91,665	85,660
Total timber and timberlands, net	$2,520,505	$1,682,671

During the nine months ended September 30, 2022, we were the successful bidder for three bolt-on timberland transactions, aggregating approximately $101 million, consisting of approximately 46,000 acres in Mississippi and Arkansas. Additionally, on September 14, 2022, we completed our merger with CatchMark Timber Trust, Inc. (CatchMark) which consists of approximately 348,000 acres in Alabama, Georgia and South Carolina. See Note 13: CatchMark Merger for additional information.

Accounts payable and accrued liabilities

(in thousands)	September 30, 2022	December 31, 2021
Income taxes payable	$9,457	$1,134
Accrued payroll and benefits	30,812	28,944
Accounts payable	15,898	12,749
Deferred revenue[1]	13,201	8,392
Other accrued taxes	9,793	5,714
Accrued interest	5,274	6,046
Other current liabilities	27,172	15,230
Total accounts payable and accrued liabilities	$111,607	$78,209

1

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

NOTE 5. DEBT

TERM LOANS

On September 14, 2022, through a seventh amendment to the Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender, we refinanced $277.5 million of long-term debt assumed in the CatchMark merger. See Note 13: CatchMark Merger for additional information.

The amendment to the Amended Term Loan Agreement provided for a new 5-year term loan in the principal amount of $138.75 million maturing on September 1, 2027, and a new 8-year term loan in the principal amount of $138.75 million maturing on September 1, 2030 (collectively the New Term Loans). The New Term Loans bear interest at a rate equal to one-month SOFR plus 2.0% per annum. In addition, the 8-year term loan provides for a cost-of-capital reset at year five. In connection with the refinance, we entered into two one-month SOFR based interest rate swaps to fix the interest rates on the New Term Loans at 2.50% and 2.66% respectively, before patronage credits from lenders.

At September 30, 2022, our total outstanding principal on our long-term debt of $1.04 billion included $971.0 million of term loans under the Amended Term Loan Agreement, including the New Term Loans and a $40.0 million term loan that we expect to refinance upon its maturity in December 2022. In addition to the New Term Loans, certain borrowings under the Amended Term Loan Agreement are at variable rates of one or three-month LIBOR plus a spread between 1.68% and 2.10%. We have entered into LIBOR based interest rate swaps to fix the interest rate on these LIBOR base rate term loans.

See Note: 6 Derivative Instruments for additional information.

CREDIT AGREEMENT

At September 30, 2022, there were no borrowings under our $300.0 million revolving line of credit and approximately $11.0 million of our revolving line of credit was utilized for outstanding letters of credit. As provided in the revolving line of credit agreement, borrowings may be increased by up to an additional $500.0 million. The revolving line of credit agreement also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both sub facilities reduce availability under the revolving line of credit. We may utilize borrowings under the credit facility to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

We were in compliance with all debt and credit agreement covenants at September 30, 2022.

NOTE 6. DERIVATIVE INSTRUMENTS

From time to time, we enter into derivative financial instruments to manage certain cash flow and fair value risks. Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges. All our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedges.

As of September 30, 2022, we have interest rate swaps associated with $403.5 million of LIBOR based term loans. These swaps are cash flow hedges that convert variable rates ranging from one-month and three-month LIBOR plus 1.68% to 2.10%, to fixed rates ranging from 3.04% to 4.75% before patronage credits from lenders.

We held $567.5 million of one-month LIBOR based forward starting interest rate swaps designated as cash flow hedges prior to the termination of certain forward starting swaps noted below. These forward starting interest rate swaps were entered into in March 2020, to effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on $567.5 million of expected future debt refinances through January 2029, with expected interest payments through January 2039, by converting the benchmark interest rate. On September 15, 2022, we terminated $277.5 million of these forward starting interest rate swaps and transferred the value realized from their termination into two new swaps to hedge the variability in future cash flows on the SOFR based New Term Loans of $277.5 million. These two new one-month SOFR based interest rate swaps with a notional amount of $138.75 million each effectively fix the interest rates at 2.50% and 2.66% on the New Term Loans before patronage credits from lenders. See Note 5: Debt for additional information. As of September 30, 2022, we have $290.0 million of remaining forward starting interest rate swaps. These cash flow hedges for expected future debt refinances require settlement on the stated maturity date.

Additionally, in connection with the CatchMark merger, we acquired two LIBOR based interest rate swaps with a combined notional amount of $275.0 million which were used to fix the interest rates on CatchMark’s long-term debt. These interest rate swaps had a fair value of $19.2 million at the date of the CatchMark merger. We terminated these interest rate swaps and transferred the value realized from their termination into an existing $150.0 million LIBOR based interest rate swap associated with a $150.0 million term loan maturing January 1, 2029, resulting in the reduction of the LIBOR based swap rate from 2.71% to 0.49%.

At September 30, 2022, the amount of net gains expected to be reclassified into earnings in the next 12 months is approximately $11.5 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the LIBOR and SOFR rates, as applicable, at the time of net swap cash payments.

The gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets are as follows:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	September 30, 2022	December 31, 2021	Location	September 30, 2022	December 31, 2021
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, current[1]	$8,889	$2,191	Accounts payable and accrued liabilities[1]	$—	$—
Interest rate contracts	Other assets, non-current	138,795	31,306	Other long-term obligations	—	24,060
		$147,684	$33,497		$—	$24,060

1	Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on our Condensed Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location	2022	2021	2022	2021
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income recognized in other comprehensive income, net of tax		$32,895	$4,310	$115,256	$32,741
Amounts reclassified from accumulated other comprehensive income (loss), net of tax[1]	Interest expense	$170	$(2,326)	$(3,274)	$(6,839)

Interest expense, net		$8,280	$8,641	$18,593	$20,414

1

Realized gains and losses on interest rate contracts consist of realized net cash received or paid and interest accruals on the interest rate swaps during the periods in addition to amortization of amounts out of other comprehensive income related to certain terminated hedges and adjustments to interest expense resulting from amortization of inception value of certain off-market designated hedges. Net cash received or paid is included in the supplemental cash flow information within interest, net of amounts capitalized in the Condensed Consolidated Statements of Cash Flows.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$147,684	$147,684	$33,497	$33,497
Derivative liabilities related to interest rate swaps (Level 2)	$—	$—	$(24,060)	$(24,060)

Long-term debt, including current portion (Level 2):
Term loans	$(969,107)	$(961,581)	$(691,119)	$(705,135)
Revenue bonds	(65,735)	(64,349)	(65,735)	(69,278)
Medium-term notes	—	—	(3,000)	(3,007)
Total long-term debt[1]	$(1,034,842)	$(1,025,930)	$(759,854)	$(777,420)

Company owned life insurance asset (COLI) (Level 3)	$4,305	$4,305	$3,923	$3,923

1	The carrying amount of long-term debt includes principal and unamortized discounts.

The fair value of interest rate swaps is determined using a discounted cash flow analysis, based on third party sources, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate forward curves.

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

NOTE 8. EQUITY-BASED COMPENSATION

On May 2, 2022, our stockholders approved the PotlatchDeltic Corporation Amended and Restated 2019 Long-Term Incentive Plan to increase the number of shares available for issuance by 1.4 million shares. At September 30, 2022, approximately 2.1 million shares are available for future use under our long-term incentive plans.

Share-based compensation activity during the nine months ended September 30, 2022, included the following:

(Shares in thousands)	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	92,490	—	971
Restricted Stock Units (RSUs)	58,549	39,594	1,323

Approximately 0.3 million shares of common stock were issued to employees during the nine months ended September 30, 2022, as a result of PSA and RSU vesting during 2021 and 2022.

The following details compensation expense and the related income tax benefit for company specific equity-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Equity-based compensation expense:
Performance share awards	$1,535	$1,416	$4,351	$4,012
Restricted stock units	825	805	2,335	2,197
Deferred compensation stock equivalent units expense	49	54	147	136
Total equity-based compensation expense	$2,409	$2,275	$6,833	$6,345

Total tax benefit recognized for equity-based expense	$119	$125	$338	$321

Additionally, during the three months ended September 30, 2022, we recognized a $9.3 million expense for the accelerated vesting of CatchMark equity awards related to the CatchMark merger which is included in CatchMark merger-related expenses on the Condensed Consolidated Statements of Operations. See Note 13: CatchMark Merger for additional information.

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

Restricted Stock Units

The weighted average fair value of all RSUs granted during the nine months ended September 30, 2022, was $53.73 per share. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The RSU awards granted accrue dividend equivalents based on dividends paid during the RSU vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. Therefore, the shares are not considered participating securities.

NOTE 9. INCOME TAXES

As a REIT, we generally are not subject to federal and state corporate income taxes on income from investments in real estate, including our timberlands, that we distribute to our shareholders. We conduct certain activities through our PotlatchDeltic taxable REIT subsidiaries (TRS) which are subject to corporate level federal and state income taxes. These activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to pre-tax book income or loss of the TRS, as well as permanent book versus tax differences. In conjunction with the CatchMark merger (see Note 13: CatchMark Merger), we recorded uncertain tax position liabilities totaling $9.4 million, including $0.5 million for accrued interest, related to the treatment of certain intercompany transactions between CatchMark's REIT and its taxable REIT subsidiary. These liabilities are included in Other long-term obligations in our Condensed Consolidated Balance Sheets.

NOTE 10. LEASES

We lease certain equipment, office space and land. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	September 30, 2022	December 31, 2021
Assets
Operating lease assets	Other long-term assets	$10,071	$8,514
Finance lease assets[1]	Property, plant and equipment, net	13,365	10,663
Total lease assets		$23,436	$19,177

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$2,819	$3,021
Finance lease liabilities	Accounts payable and accrued liabilities	4,883	3,577
Noncurrent:
Operating lease liabilities	Other long-term obligations	7,219	5,598
Finance lease liabilities	Other long-term obligations	8,318	6,972
Total lease liabilities		$23,239	$19,168

1	Finance lease assets are presented net of accumulated amortization of $7.6 million and $4.5 million as of September 30, 2022 and December 31, 2021, respectively.

The following table presents the components of lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease costs[1]	$805	$1,156	$2,633	$3,769
Finance lease costs:
Amortization of leased assets	1,137	741	3,061	1,963
Interest on lease liabilities	90	60	226	162
Net lease costs	$2,032	$1,957	$5,920	$5,894

1	Excludes short-term leases and variable lease costs, which are immaterial.

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,733	$3,723
Operating cash flows for finance leases	$226	$162
Financing cash flows for finance leases	$3,110	$1,963
Leased assets exchanged for new lease liabilities:
Operating leases[1]	$3,931	$213
Finance leases	$5,761	$3,916

1	Includes $2.4 million for an office lease assumed in the CatchMark merger. See Note 13: CatchMark Merger.

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

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended September 30,
	Pension		OPEB
(in thousands)	2022	2021	2022	2021
Service cost	$1,652	$2,045	$79	$168
Interest cost	2,611	2,633	228	317
Expected return on plan assets	(2,259)	(3,525)	—	—
Amortization of prior service cost (credit)	19	21	155	(298)
Amortization of actuarial loss (gain)	1,150	3,578	(96)	545
Total net periodic cost	$3,173	$4,752	$366	$732

	Nine Months Ended September 30,
	Pension		OPEB
(in thousands)	2022	2021	2022	2021
Service cost	$5,153	$6,135	$237	$504
Interest cost	8,034	7,899	686	951
Expected return on plan assets	(7,662)	(10,575)	—	—
Amortization of prior service cost (credit)	55	63	467	(894)
Amortization of actuarial loss (gain)	4,252	10,877	(286)	1,635
Net periodic cost before pension settlement charge	9,832	14,399	1,104	2,196
Pension settlement charge	14,165	—	—	—
Net periodic cost	$23,997	$14,399	$1,104	$2,196

During the nine months ended September 30, 2022 and 2021, funding of pension and other postretirement employee benefit plans was $3.3 million and $7.4 million, respectively.

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details changes in amounts included in our Accumulated Other Comprehensive Income (Loss) (AOCI) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Pension Plans
Balance at beginning of period	$41,274	$73,592	$49,579	$79,025
Net loss arising during the period	—	—	4,587	—
Effect of pension settlement	—	—	(10,553)	—
Amounts reclassified from AOCI to earnings	(869)	(2,664)	(3,208)	(8,097)
Balance at end of period	40,405	70,928	40,405	70,928
Other Postretirement Benefit Plans
Balance at beginning of period	1,700	14,418	1,790	14,783
Amounts reclassified from AOCI to earnings	(45)	(182)	(135)	(547)
Balance at end of period	1,655	14,236	1,655	14,236
Cash Flow Hedges
Balance at beginning of period	(93,936)	(5,763)	(8,131)	27,181
Amounts arising during the period	(32,895)	(4,310)	(115,256)	(32,741)
Amounts reclassified from AOCI to earnings	170	(2,326)	(3,274)	(6,839)
Balance at end of period	(126,661)	(12,399)	(126,661)	(12,399)
Accumulated other comprehensive (income) loss, end of period	$(84,601)	$72,765	$(84,601)	$72,765

See Note 11: Pension and Other Postretirement Employee Benefits and Note 6: Derivative Instruments for additional information.

NOTE 13. CATCHMARK MERGER

On September 14, 2022, CatchMark and CatchMark Timber Operating Partnership, L.P. (the Partnership) merged into a wholly owned subsidiary (Merger Sub) of PotlatchDeltic, pursuant to the terms of a merger agreement dated May 29, 2022, with the Merger Sub surviving the mergers. CatchMark owned approximately 348,000 acres of superior site index timberlands located in Alabama, Georgia and South Carolina.

Under the terms of the merger agreement, immediately prior to the mergers all outstanding unvested CatchMark equity awards and Partnership Long-term Incentive Plan (LTIP) Units were deemed fully vested, at maximum performance to the extent applicable, and converted to shares of CatchMark common stock and common partnership units of the Partnership (Partnership OP Units), respectively. CatchMark stockholders and the holders of the Partnership OP Units received 0.230 shares of PotlatchDeltic common stock for each share of CatchMark common stock and for each Partnership OP Unit and cash in lieu of fractional shares at the effective time of the merger.

As a result of the merger, we issued approximately 11.5 million shares of PotlatchDeltic common stock, including (i) 11.3 million shares in exchange for the outstanding shares of CatchMark common stock, which included unvested CatchMark share-based awards that fully vested upon closing of the merger; and (ii) 0.2 million shares in exchange for the Partnership OP Units.

Immediately following the merger, we refinanced $277.5 million of CatchMark's $300.0 million outstanding long-term debt and repaid the remaining $22.5 million with cash on hand. We also entered into $277.5 million of interest rate swaps to fix the interest rates on the refinanced long-term debt. Refer to Note 5: Debt and Note 6: Derivative Instruments for further information.

Based on guidance of ASC Topic 805, Business Combinations, we accounted for the transaction as an asset acquisition due to the determination that substantially all of the fair value of the assets acquired was concentrated in the acquired timber and timberlands asset group. See Note 1: Basis of Presentation for information on accounting and significant estimates associated with business combinations and asset acquisitions. The CatchMark timber and timberlands assets and operations are included in our Timberlands segment within the Southern region.

The following table summarizes the cost of the acquisition for accounting purposes:

(in thousands, except shares and per share amounts)
Total CatchMark shares and Partnership OP units outstanding to be converted[1]	48,688,754
Exchange ratio[2]	0.23
PotlatchDeltic shares issued as merger consideration	11,198,413
Price per PotlatchDeltic common share[3]	$44.95
Value of PotlatchDeltic common shares issued as merger consideration	$503,369
Attribution to consideration transferred for pre-merger services[4]	4,945
Total value of equity consideration	508,314
Cash paid in lieu of fractional shares	101
Transaction costs capitalized[5]	9,341
Purchase consideration	$517,756

1.
Number of shares of CatchMark common stock and Partnership OP units issued and outstanding as of September 14, 2022, immediately prior to the merger, net of fractional shares. These shares exclude 1.5 million unvested CatchMark share-based awards that fully vested, were exchanged for PotlatchDeltic shares upon closing of the merger and were allocated between the pre-merger and post-merger periods.
2.
Exchange ratio per the merger agreement.
3.
Closing price of PotlatchDeltic common stock on September 14, 2022.
4.
Represents the fair value of CatchMark unvested share-based awards that fully vested upon closing of the merger allocated to the pre-merger period, net of impact from shares withheld to cover employee taxes.
5.
Transaction costs include items such as investment banking fees, legal services, and other professional fees directly attributable to the merger. These costs are capitalized in an asset acquisition.

The following table reflects the fair value of assets acquired and liabilities assumed:

(in thousands)
ASSETS
Cash and cash equivalents	$23,571
Other current assets	2,764
Intangible assets	3,000
Timber and timberlands	782,258
Other long-term assets[1]	29,265
Total assets acquired	840,858
LIABILITIES
Accounts payable and accrued liabilities	10,781
Long-term debt	300,000
Deferred tax liabilities, net	795
Other long-term liabilities[2]	11,526
Total liabilities assumed	323,102
Net assets acquired	$517,756

1.
Includes $19.2 million for interest rate swap contracts. See Note 6: Derivative Instruments for additional information.
2.
Includes $9.4 million in uncertain tax position liabilities. See Note 9: Income Taxes for additional information.

During the three months ended September 30, 2022, we incurred non-capitalizable merger costs in connection with the CatchMark merger as follows:

(in thousands)
Severance benefits[1]	$7,513
Partnership OP Units' tax gross-up2	8,124
Share-based compensation[3]	9,307
Other	1,063
Total merger expenses	$26,007

1.
Qualifying change-in-control and termination benefits for CatchMark executive officers and employees.
2.
Tax gross-up payments to holders of Partnership OP Units, as defined in the merger agreement.
3.
Share-based compensation for the acceleration of CatchMark equity awards that fully vested upon closing of the merger and were allocated to the post-merger period.

These costs are included in CatchMark merger related expenses in our Condensed Consolidated Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expectations regarding economic conditions, including interest rates and our ability to offset the impact of inflation; expected seasonal fluctuations in our business segments; expected effectiveness of our hedging instruments and swaps; expected return on pension assets; anticipated share repurchases and regular and special dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; potential uses of our credit facility; the expected impact from the Ola, Arkansas sawmill fire, anticipated insurance coverage and expected timing to finalize the insurance claim and receive the remaining insurance proceeds, and expected timing to return to full operation; expectations regarding debt obligations, interest payments and debt refinancing; expectations regarding the market transition away from LIBOR and our ability and expected timing to replace LIBOR with SOFR under our variable rate term loans and interest rate derivative agreements; maintenance of our investment grade credit rating; expectations regarding the U.S. housing market and home repair and remodeling activity; the lumber and log markets and pricing; lumber shipment volumes; timber harvest volumes; rural real estate and residential and commercial real estate development sales; sufficiency of cash and any necessary borrowings to meet operating requirements; expected 2022 and future capital expenditures; costs associated with the expansion and modernization of our Waldo, Arkansas sawmill, the expected timing of completion of the project, and expected increases in productivity resulting from the project; expectations regarding the development of the forest carbon sequestration market; and similar matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as expects, may, could, should, will, believes, anticipates, estimates, projects, intends, plans, targets or approximately, or similar words or terminology. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

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
•
our ability to successfully realize the expected benefits from our merger with CatchMark; and
•
our ability and our contractors' ability to implement the modernization plan for the Waldo, Arkansas sawmill.

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

Our Company

We are a leading timberland REIT with ownership of approximately 2.2 million acres of timberland. We also own six sawmills and an industrial grade plywood mill, a residential and commercial real estate development business and a rural timberland sales program.

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

Additionally, governments and businesses across the globe are taking action on climate change and are making significant commitments towards reducing greenhouse gas emissions to net zero. Achieving these commitments will require governments and companies to take major steps to modify operations, invest in low-carbon activities and purchase offsets to reduce environmental impacts. We believe we are well positioned to help entities achieve these commitments through natural climate solutions, including forest carbon sequestration and carbon capture and storage activities.

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

Business and Economic Trends Affecting Our Operations

The demand for timber is directly affected by the underlying demand for lumber and other wood-products, as well as by the demand for pulp, paper and packaging. Our Timberlands and Wood Products segments are impacted by demand for new homes in the United States and by repair and remodeling activity, both of which were very strong until recently. Higher interest rates and inflation have caused consumer confidence and the pace of housing starts to decline in recent months. In October 2022, the National Association of Home Builders (NAHB) reported the NAHB/Wells Fargo Housing Market Index (HMI) was at 38, the tenth straight month of decline and half the level it was in April 2022. The repair and remodel sector, which has experienced growth during the pandemic-driven home improvement movement that began in early 2020, is expected to continue to grow, but at a slower rate. Rising construction costs, a persistently tight labor pool, supply chain challenges and rising mortgage rates could negatively impact the pace of housing starts and repair and remodel projects.

While housing starts have tempered in recent months, we believe long-term housing fundamentals remain favorable, due to a shortage of homes, lower than historical average existing inventory for sale, a large millennial demographic in their prime home-buying years, the continued remote work evolution, and an aging existing housing stock supporting repair and remodel demand. These fundamentals are key drivers for our business, and we continue to expect that lumber prices will remain structurally higher than long-term historical averages.

Inflation has impacted our business, especially for fuel, energy and repair and maintenance costs, although we believe there are offsetting impacts including wood product prices. Over the last twelve months, the Consumer Price Index (all items) increased by 8.2 percent before seasonal adjustments, while the Producer Price Index (final demand) increased by 8.5 percent on an unadjusted basis.

In our Timberlands segment, sawlogs pricing benefitted from strong demand for Southern pine sawlogs. Idaho sawlog prices continue to benefit from being indexed on a four-week lag to lumber prices. Our Southern harvest volume of 1.4 million tons in the third quarter of 2022 was higher than the third quarter of 2021, primarily due to favorable harvest conditions and strong log demand. We expect to harvest between 1.8 and 1.9 million tons during the fourth quarter of 2022, with approximately 75% of the volume in the Southern region. For 2022, we expect to harvest approximately 6.5 million tons, with approximately 75% of the volume in the Southern region.

During the second quarter of 2021 we experienced a fire at our Ola, Arkansas sawmill. The damage was principally limited to the large log primary breakdown machine center. The planer mill, kiln, and shipping department were not affected. We have adequate property damage and business interruption insurance, subject to an applicable deductible. The new equipment has been installed and the start-up phase and log processing began in late September 2022. We expect the start-up phase to be completed by the end of 2022.

In our Wood Products segment, we shipped 265 million board feet of lumber during the third quarter of 2022 and expect to ship between 265 and 275 million board feet of lumber during the fourth quarter of 2022. For 2022, we expect to ship approximately 1.0 billion board feet of lumber. This estimate assumes that the Ola, Arkansas sawmill start-up remains on track.

Our Real Estate segment benefitted from strong Chenal Valley residential lot and commercial land sales in the third quarter of 2022. We expect to sell approximately 1,475 acres of rural land and 23 residential lots during the fourth quarter of 2022. For 2022, we expect to sell approximately 20,600 acres of rural land and 180 residential lots.

CatchMark Merger

On September 14, 2022, CatchMark Timber Trust, Inc. (CatchMark) and CatchMark Timber Operating Partnership, L.P. (the Partnership) merged into a wholly owned subsidiary (Merger Sub) of PotlatchDeltic, pursuant to the terms of a merger agreement dated May 29, 2022, with the Merger Sub surviving the mergers. The mergers result in PotlatchDeltic owning approximately 2.2 million acres of diversified timberlands, including over 1.5 million acres in strengthening markets in the U.S. South. See Note 13: CatchMark Merger in the Notes to the Condensed Consolidated Financial Statements for additional details surrounding the merger.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Revenues	$306,693	$287,330	$19,363	$1,077,640	$1,089,029	$(11,389)
Costs and expenses:
Cost of goods sold	220,876	190,602	30,274	592,057	537,683	54,374
Selling, general and administrative expenses	18,878	18,512	366	55,584	54,782	802
CatchMark merger-related expenses	26,007	—	26,007	26,007	—	26,007
Gain on fire damage	(24,913)	(4,394)	(20,519)	(34,505)	(4,394)	(30,111)
	240,848	204,720	36,128	639,143	588,071	51,072
Operating income	65,845	82,610	(16,765)	438,497	500,958	(62,461)
Interest expense, net	(8,280)	(8,641)	361	(18,593)	(20,414)	1,821
Pension settlement charge	—	—	—	(14,165)	—	(14,165)
Non-operating pension and other postretirement benefit costs	(1,808)	(3,271)	1,463	(5,546)	(9,956)	4,410
Other	(1)	—	(1)	(1)	—	(1)
Income before income taxes	55,756	70,698	(14,942)	400,192	470,588	(70,396)
Income taxes	(9,801)	(5,031)	(4,770)	(70,135)	(85,910)	15,775
Net income	$45,955	$65,667	$(19,712)	$330,057	$384,678	$(54,621)
Total Adjusted EBITDDA[1]	$101,090	$107,183	$(6,093)	$521,822	$577,153	$(55,331)

1	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Third Quarter 2022 Compared with Third Quarter 2021

Revenues

Revenues were $306.7 million, an increase of $19.4 million compared with the third quarter of 2021 primarily due to higher lumber prices, increased harvest volumes in our Southern region and increased commercial acres sold in our Chenal Valley master planned community. These increases were partially offset by lower Northern sawlog prices.

Cost of goods sold

Cost of goods sold increased $30.3 million compared with the third quarter of 2021 mainly due to higher manufacturing and log and haul costs primarily from inflationary price increases in areas such as diesel fuel, energy, and repair and maintenance, and increased harvest volumes in the Southern region.

CatchMark merger-related expenses

Merger-related expenses for the three months ended September 30, 2022, were $26.0 million. This included $7.5 million for severance benefits, $9.3 million for accelerated vesting of CatchMark equity awards that fully vested upon closing of the merger and were allocated to the post-merger period, and $8.1 million for tax gross-up payments to holders of CatchMark Partnership OP Units.

Gain on fire damage

In June 2021, a fire occurred at our Ola, Arkansas sawmill. During the third quarter of 2022, we recognized insurance recoveries of $25.0 million and $0.1 million in disposal costs compared with insurance recoveries of $12.9 million and an $8.5 million charge for the write-off of damaged and obsolete equipment and disposal costs during the third quarter of 2021.

Income taxes

Income taxes are primarily due to income from our PotlatchDeltic taxable REIT subsidiaries (TRS). For the three months ended September 30, 2022, we recorded income tax expense of $9.8 million on TRS income before tax of $40.9 million which included the $24.9 million gain on fire damage. For the three months ended September 30, 2021, we recorded income tax expense of $5.0 million on TRS income before tax of $18.2 million, which included the 2021 gain on fire damage of $4.4 million.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the third quarter of 2022 decreased $6.1 million compared to the third quarter of 2021 primarily due to higher manufacturing and log and haul costs. These higher costs were partially offset by increased lumber price realization, increased Southern harvest volumes, and increased commercial acres sold in Chenal Valley. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Year to Date 2022 Compared with Year to Date 2021

Revenues

Revenues of $1.1 billion were $11.4 million lower compared with the first nine months of 2021 primarily due to lower lumber prices and shipments and decreased Northern harvest volumes. Lumber shipments in the first nine months of 2022 were more impacted compared to the first nine months of 2021 by the loss of production at our Ola, Arkansas sawmill following a fire in June 2021. These decreases were partially offset by increased Southern harvest volumes and sawlog prices and increases in development real estate sales.

Cost of goods sold

Cost of goods sold increased $54.4 million compared with the first nine months of 2021 mainly due to higher manufacturing and log and haul costs primarily from inflationary price increases in areas such as diesel fuel, energy, and repair and maintenance along with increased Southern harvest volumes.

CatchMark merger-related expenses

Merger-related expenses for the nine months ended September 30, 2022, were $26.0 million. This included $7.5 million for severance benefits, $9.3 million for accelerated vesting of CatchMark equity awards that fully vested upon closing of the merger and were allocated to the post-merger period, and $8.1 million for tax gross-up payments to holders of CatchMark Partnership OP Units.

Gain on fire damage

During the first nine months of 2022, we recognized insurance recoveries of $35.4 million for fire damage and incurred $0.9 million of disposal costs at our Ola, Arkansas sawmill. For the first nine months of 2021, we recognized insurance recoveries of $15.0 million for fire damage and recorded a $10.6 million charge for the write-off of damaged and obsolete equipment and disposal costs at the Ola sawmill.

Pension settlement charge

In March 2022 we transferred $75.6 million of our qualified pension plan (the Plan) assets to an insurance company for the purchase of a group annuity contract. In connection with this transaction, we recorded a non-cash pretax settlement charge of $14.2 million.

Non-operating pension and other postretirement benefit costs

Non-operating pension and other postretirement benefit costs decreased $4.4 million compared to the first nine months of 2021. This decrease is primarily a result of an increase in the discount rate used to determine the benefit obligation partially offset by a decrease in expected return on plan assets.

Income taxes

Income taxes are primarily due to income from our TRS. For the nine months ended September 30, 2022, we recorded income tax expense of $70.1 million on TRS income before tax of $279.1 million, which included the $14.2 million pension settlement charge and the $34.5 million gain on fire damage. For the nine months ended September 30, 2021, we recorded income tax expense of $85.9 million on TRS income before tax of $329.4 million, which included the $4.4 million gain on fire damage in 2021.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first nine months of 2022 decreased $55.3 million compared to the first nine months of 2021 primarily due to lower lumber prices and shipments and higher manufacturing and log and haul costs. These decreases were partially offset by higher harvest activity and sawlog prices in the Southern region and increases in development real estate sales. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Revenues[1]	$134,576	$129,543	$5,033	$363,719	$362,675	$1,044
Costs and expenses:
Logging and hauling	57,221	42,397	14,824	134,426	112,168	22,258
Other	11,249	9,108	2,141	25,310	23,792	1,518
Selling, general and administrative expenses	1,624	2,015	(391)	5,177	5,575	(398)
Timberlands Adjusted EBITDDA[2]	$64,482	$76,023	$(11,541)	$198,806	$221,140	$(22,334)

1

Prior to elimination of intersegment fiber revenues of $40.3 million and $43.5 million for the three months ended September 30, 2022 and 2021, and $121.7 million and $138.2 million for the nine months ended September 30, 2022 and 2021, respectively.

2	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
Harvest Volumes (in tons)	2022	2021	Change	2022	2021	Change
Northern region
Sawlog	459,128	462,492	(3,364)	1,120,765	1,243,539	(122,774)
Pulpwood	11,197	4,039	7,158	30,839	24,736	6,103
Total	470,325	466,531	3,794	1,151,604	1,268,275	(116,671)

Southern region
Sawlog	613,303	460,840	152,463	1,611,075	1,449,106	161,969
Pulpwood	539,856	467,138	72,718	1,296,350	1,145,572	150,778
Stumpage	287,929	109,469	178,460	602,060	211,234	390,826
Total	1,441,088	1,037,447	403,641	3,509,485	2,805,912	703,573

Total harvest volume	1,911,413	1,503,978	407,435	4,661,089	4,074,187	586,902

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$171	$191	$(20)	$199	$202	$(3)
Pulpwood	$52	$30	$22	$51	$33	$18

Southern region
Sawlog	$48	$48	$—	$48	$45	$3
Pulpwood	$33	$30	$3	$32	$29	$3
Stumpage	$14	$21	$(7)	$16	$16	$—

1

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three and nine months ended September 30, 2022, compared with the three and nine months ended September 30, 2021:

(in thousands)	Three Months	Nine Months
Timberlands Adjusted EBITDDA - prior year	$76,023	$221,140
Sales price and mix	(8,568)	3,057
Harvest volume	6,957	(6,092)
Logging and hauling costs per unit	(9,348)	(20,323)
Forest management, indirect and other	(582)	1,024
Timberlands Adjusted EBITDDA - current year	$64,482	$198,806

Third Quarter 2022 Compared with Third Quarter 2021

Timberlands Adjusted EBITDDA for the third quarter of 2022 decreased $11.5 million compared with the third quarter of 2021, primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region decreased 10.5%, to $171 per ton, primarily due to the effect of lower indexed sawlog prices in Idaho. Southern sawlog prices of $48 per ton remained consistent with the third quarter of 2021.
•
Harvest Volume: We harvested 1.4 million tons in the Southern region during the third quarter of 2022, which was 38.9% higher than the third quarter of 2021, primarily due to more favorable harvest conditions, increased stumpage sales and harvest activity on recently acquired timberlands. Harvest volumes in the Northern region were consistent with the third quarter of 2021.
•
Logging and Hauling Cost per Unit: Log and hauling costs per unit were higher primarily due to increased diesel costs and log and haul capacity constraints.

Year to Date 2022 Compared with Year to Date 2021

Timberlands Adjusted EBITDDA for the first nine months of 2022 decreased $22.3 million compared to the first nine months of 2021, primarily as a result of the following:

•
Sales Price and Mix: Southern sawlog prices increased 6.7%, to $48 per ton, compared to the first nine months of 2021, primarily as a result of stronger demand. Sawlog prices in the Northern region were consistent with the first nine months of 2021.
•
Harvest Volume: We harvested 3.5 million tons in the Southern region during the first nine months of 2022, which was 25.1% higher than the first nine months of 2021, primarily due to more favorable harvest conditions, increased stumpage sales and harvest activity on recently acquired timberlands. In the Northern region hauling conditions were more favorable in the first nine months of 2021 as compared to the first nine months of 2022 resulting in a 9.2% decrease in harvest volume.
•
Logging and Hauling Cost per Unit: Log and hauling costs per unit were higher primarily due to increased diesel costs and log and haul capacity constraints.

Wood Products Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Revenues	$193,431	$187,760	$5,671	$755,806	$814,729	$(58,923)
Costs and expenses[1]
Fiber costs	82,638	75,629	7,009	249,226	242,719	6,507
Freight, logging and hauling	18,766	17,760	1,006	56,739	56,223	516
Manufacturing costs	52,952	52,976	(24)	159,318	152,195	7,123
Finished goods inventory change	4,717	12,681	(7,964)	(7,814)	90	(7,904)
Selling, general and administrative expenses	2,964	3,288	(324)	9,482	8,758	724
Other	136	(1,140)	1,276	390	(1,910)	2,300
Wood Products Adjusted EBITDDA[2]	$31,258	$26,566	$4,692	$288,465	$356,654	$(68,189)

1

Prior to elimination of intersegment fiber costs of $40.3 million and $43.5 million for the three months ended September 30, 2022 and 2021, and $121.7 million and $138.2 million for the nine months ended September 30, 2022 and 2021, respectively.

2	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Lumber shipments (MBF)[1]	264,748	264,855	(107)	752,161	783,235	(31,074)
Lumber sales prices ($ per MBF)	$572	$533	$39	$827	$867	$(40)

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three and nine months ended September 30, 2022, compared with the three and nine months ended September 30, 2021:

(in thousands)	Three Months	Nine Months
Wood Products Adjusted EBITDDA - prior year	$26,566	$356,654
Lumber:
Price	10,345	(33,869)
Volume	(6)	(12,030)
Manufacturing costs per unit	(2,603)	(13,069)
Log costs per unit	981	(6,458)
Inventory charge	4,214	4,214
Residuals, panels and other	(8,239)	(6,977)
Wood Products Adjusted EBITDDA - current year	$31,258	$288,465

Third Quarter 2022 Compared with Third Quarter 2021

Wood Products Adjusted EBITDDA for the third quarter of 2022 increased $4.7 million compared with the third quarter of 2021, primarily as a result of the following:

•
Lumber Price: Average lumber sales prices increased to $572 per MBF during the third quarter of 2022 compared to $533 per MBF during the third quarter of 2021.
•
Manufacturing Cost Per Unit: Higher manufacturing costs per unit quarter over quarter was primarily a result of inflationary price increases in areas such as energy and repair and maintenance.
•
Inventory Charge: Inventory at the end of the third quarter of 2022 was written down $2.2 million compared to $6.4 million at the end of the third quarter of 2021, primarily due to high indexed Idaho log costs in both periods.
•
Residual Sales, Panels and Other: Lower plywood price realization and increased manufacturing costs as a result of inflationary price increases more than offset increased residual sales.

Year to Date 2022 Compared with Year to Date 2021

Wood Products Adjusted EBITDDA for the first nine months of 2022 decreased $68.2 million compared with the first nine months of 2021, primarily as a result of the following:

•
Lumber Price: Average lumber sales prices decreased to $827 per MBF during the first nine months of 2022 compared to $867 per MBF during the first nine months of 2021.
•
Lumber Volume: Lumber shipments decreased 31.1 million board feet during the first nine months of 2022 compared to the first nine months of 2021, primarily as a result of decreased shipments from our Ola, Arkansas sawmill following the fire in June 2021.
•
Manufacturing Cost Per Unit: Higher manufacturing costs per unit was primarily a result of lost production at our Ola, Arkansas sawmill and inflationary price increases in areas such as energy and repair and maintenance.
•
Log Costs Per Unit: Log costs per unit were higher primarily as a result of increased log costs at each of our sawmills.
•
Inventory Charge: Inventory at the end of the third quarter of 2022 was written down $2.2 million compared to $6.4 million at the end of the third quarter of 2021, primarily due to high indexed Idaho log costs in both periods.
•
Residual Sales, Panels and Other: Lower plywood price realization and increased manufacturing costs as a result of inflationary price increases during 2022 compared to 2021.

Real Estate Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Revenues	$19,008	$13,497	$5,511	$79,809	$49,808	$30,001
Costs and expenses
Costs of goods sold	3,685	3,263	422	10,395	8,612	1,783
Selling, general and administrative expenses	1,183	1,165	18	3,334	3,746	(412)
Real Estate Adjusted EBITDDA[1]	$14,140	$9,069	$5,071	$66,080	$37,450	$28,630

1	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Acres sold	1,622	2,303	19,122	11,991
Average price per acre	$3,811	$3,013	$2,315	$2,374

Development Real Estate	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Residential lots	48	52	157	122
Average price per lot	$78,344	$81,923	$108,418	$90,301

Commercial acres	35	—	41	11
Average price per acre	$182,520	$—	$273,568	$277,425

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three and nine months ended September 30, 2022, compared with the three and nine months ended September 30, 2021:

(in thousands)	Three Months	Nine Months
Real Estate Adjusted EBITDDA - prior year	$9,069	$37,450
Rural real estate sales	(757)	15,788
Real estate development sales	6,268	14,213
Selling, general and administrative expenses	(19)	412
Other costs, net	(421)	(1,783)
Real Estate Adjusted EBITDDA - current year	$14,140	$66,080

Third Quarter 2022 Compared with Third Quarter 2021

Real Estate Adjusted EBITDDA for the third quarter of 2022 was $14.1 million, an increase of $5.1 million compared with the third quarter of 2021, primarily as a result of the following:

•
Rural Sales: The decrease in rural real estate sales is primarily a result of fewer acres sold compared to the third quarter of 2021. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.
•
Development Sales: During the third quarter of 2022, we sold 48 residential lots at an average lot price of $78,344 compared to 52 lots at an average lot price of $81,923 during the third quarter of 2021. In addition, we sold 35 acres of commercial land in Chenal Valley for $182,520 per acre during the third quarter of 2022. The average price per lot or acre fluctuates based on a variety of factors including size and location within the development.

Year to Date 2022 Compared with Year to Date 2021

Real Estate Adjusted EBITDDA for the first nine months of 2022 was $66.1 million, an increase of $28.6 million compared with the first nine months of 2021, primarily as a result of the following:

•
Rural Sales: The increase in rural real estate sales is primarily a result of a 1,760 acre sale in the South for $7,500 per acre in the first quarter of 2022 to an energy provider for a planned commercial solar farm and a 10,700 acre timberland sale in Minnesota in the second quarter of 2022, which were not matched by similarly sized land sales during the first nine months of 2021.
•
Development Sales: During the first nine months of 2022, we sold 157 residential lots at an average lot price of $108,418 compared to 122 lots at an average lot price of $90,301 during the first nine months of 2021. In addition, we sold 41 acres of commercial land in Chenal Valley for $273,568 per acre compared to 11 acres for $277,425 per acre in the first nine months of 2021.

Liquidity and Capital Resources

Cash generated by our operations is highly dependent on selling prices of our products and can vary from period to period. Changes in significant sources and uses of cash for the nine months ended September 30, 2022 and 2021 are presented by category as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Net cash from operating activities	$458,437	$453,242	$5,195
Net cash from investing activities	$(127,795)	$(26,734)	$(101,061)
Net cash from financing activities	$(132,725)	$(86,081)	$(46,644)

Net Cash Flows from Operating Activities

Net cash from operating activities increased $5.2 million in the first nine months of 2022, compared to the first nine months of 2021 primarily as a result of the following:

•
Cash received from customers decreased $16.4 million primarily due to lower average lumber prices and reduced lumber shipments at our Ola, Arkansas sawmill following the fire in June 2021. These decreases were partially offset by increased harvest volume and sawlog prices in the Southern region and increased real estate rural land and development sales.
•
Cash payments increased $38.1 million due to merger-related costs incurred for our merger with CatchMark, inflationary cost increases in areas such as diesel fuel, energy and repair and maintenance in our manufacturing and harvest operations and increased Southern harvest activities. These increases were partially offset by reduced vendor payments as a result of lower production at our Ola, Arkansas sawmill following the fire in June 2021 and lower Northern harvest activities.
•
During the first nine months of 2022, we received $26.7 million in insurance proceeds primarily as a result of the fire at our Ola, Arkansas sawmill.
•
Cash contributions to our pension and other postretirement employee benefit plans decreased $4.1 million.
•
Net tax payments decreased $27.6 million as a result of lower taxable income generated from our TRS operations.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
We spent $56.2 million on capital expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first nine months of 2022 compared to $38.5 million during the first nine months of 2021. Capital expenditures in 2022 include $12.2 million for the Waldo, Arkansas sawmill expansion and modernization project.
•
During the third quarter of 2021, we received initial insurance proceeds of $13.3 million for property losses as a result of the fire at our Ola, Arkansas sawmill.

•
Cash expenditures for timberland acquisitions during the first nine months of 2022 was $96.1 million compared to $2.5 million during the first nine months of 2021.
•
We acquired $23.6 million of cash from our merger with CatchMark in September 2022.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
We paid dividends of $96.6 million during the first nine months of 2022 compared to $82.5 million during the first nine months of 2021. In addition to increasing our quarterly dividend from $0.41 per share to $0.44 per share in the fourth quarter of 2021, our quarterly dividend also increased due to the issuance of 13.4 million shares to complete the CatchMark and Loutre mergers in September 2022 and December 2021, respectively.
•
We repaid $25.5 million in long-term debt during the first nine months of 2022, including $22.5 million assumed in the CatchMark merger. Additionally, we paid $1.0 million in loan fees, primarily associated with the refinancing of $277.5 million of long-term debt acquired in the CatchMark merger. We had no similar payment in the first nine months of 2021.
•
During the first nine months of 2022 we repurchased 103,010 shares of our common stock totaling $4.5 million compared to no shares repurchased during the first nine months of 2021.

Future Sources and Uses of Cash

At September 30, 2022, we had cash and cash equivalents of $484.0 million. We expect cash and cash equivalents on hand, generated from our operating activities, and supplemented by borrowings under our credit agreement, if needed, to be adequate to meet our future cash requirements.

At September 30, 2022, there were no significant changes in our cash commitments arising in the normal course of business under our known contractual and other obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Returning cash to shareholders through a secure regular dividend and opportunistic share repurchases is an important and durable part of our disciplined capital allocation strategy. Our board of directors, in its sole discretion, determines the actual amount of dividends to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, borrowing capacity, debt covenant restrictions, future acquisitions and dispositions, and REIT requirements. Generally, a REIT must distribute its taxable income each year and there is a 20% limit on the value of our TRS, including cash, that can be retained. Based on our strong performance during the first nine months of 2022, we generated large cash balances in both our REIT and TRS and expect to pay a special dividend to stockholders in December 2022.

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

Our 2022 planned capital spend also includes approximately $18.0 million of capital expenditures for the reconstruction of our fire-damaged Ola sawmill, which is largely covered by insurance. The new equipment has been installed and the initial start-up phase and log processing began in late September 2022. We expect the start-up phase to be completed by the end of the year.

Bolt-On Timberland Acquisitions

During the nine months ended September 30, 2022, we were the successful bidder on three bolt-on timberland transactions, aggregating approximately $101 million, covering approximately 46,000 acres in Mississippi and Arkansas. We used cash to pay for the acquisitions, including approximately $15.0 million for the third transaction that closed in October 2022.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under a repurchase program approved in August 2018. At September 30, 2022, we had remaining authorization of $200.0 million for future stock repurchases under the 2022 Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to the trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan), and, subject to the terms of the Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

Term Loans and Credit Agreement

On September 14, 2022, through a seventh amendment to the Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender, we refinanced $277.5 million of long-term debt acquired in the CatchMark merger. The amendment to the Amended Term Loan Agreement provided for a new 5-year term loan in the principal amount of $138.75 million maturing on September 1, 2027, and a new 8-year term loan in the principal amount of $138.75 million maturing on September 1, 2030 (collectively the New Term Loans). The New Term Loans bear interest at a rate equal to one-month SOFR plus 2.0% per annum. In addition, the 8-year term loan provides for a cost-of-capital reset at year five. In connection with the refinance, we entered into two one-month SOFR based interest rate swaps to fix the interest rates on the New Term Loans at 2.50% and 2.66% respectively, before patronage credits from lenders.

At September 30, 2022, our total outstanding net long-term debt was $1.0 billion. We expect to refinance a $40.0 million term loan expiring in December 2022 at maturity, which is covered by forward starting interest rate swaps that hedges the variability in future benchmark interest payments attributable to changes in interest rates. All interest rates on our outstanding long-term debt are fixed rates under fixed rate loans or variable rate loans with an associated interest rate swap that fixes the variable benchmark interest rate component.

We have a $300.0 million revolving line of credit with a syndicate of lenders that matures February 14, 2027. Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At September 30, 2022, there were no borrowings under the revolving line of credit and approximately $11.0 million of the credit facility was utilized by outstanding letters of credit.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that the US Dollar LIBOR will no longer be published after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a steering committee comprised of large U.S. financial institutions, has recommended replacing LIBOR with the Secured Overnight Financing Rate (SOFR). Our credit agreement, variable rate term loans with $403.5 million in principal and the associated interest rate swaps, and $290.0 million of forward starting interest rate swaps designated as cash flow hedges have an interest rate tied to LIBOR. We are working with our lenders and counterparties to modify the benchmark rate from LIBOR to SOFR in our variable rate term loans and interest rate derivative agreements. We expect to complete this conversion by the end of 2022. We do not expect the transition from LIBOR to SOFR to have a material impact on our consolidated financial statements.

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

The following table presents the components and applicable limits of Total Asset Value (TAV), a component of the Leverage Ratio, at September 30, 2022:

(in thousands)
Estimated timberland fair value	$4,836,528
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	290,166
Cash and cash equivalents	484,018
Other[1]	22,587
Total Asset Value	$5,633,299

1

Includes, as applicable, Company Owned Life Insurance (limited to 5% of TAV), Construction in Progress (limited to 10% of TAV) and Investments in Affiliates (limited to 15% TAV) as defined in the Agreements.

At September 30, 2022, we were in compliance with all covenants under the Agreements. The following table sets forth the financial covenants for the Agreements and our status with respect to these covenants at September 30, 2022:

	Covenant Requirement		Actual at September 30, 2022
Interest coverage ratio	≥	3.00 to 1.00	22.39
Leverage ratio	≤	40%	19%

See Note 5: Debt in the Notes to the Condensed Consolidated Financial Statements for additional information on our debt and credit agreements.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt, and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade.

Capital Structure

(in thousands)	September 30, 2022	December 31, 2021
Long-term debt (including current portion)	$1,032,503	$758,256
Cash and cash equivalents	(484,018)	(296,151)
Net debt	548,485	462,105
Market capitalization[1]	3,315,072	4,159,034
Enterprise value	$3,863,557	$4,621,139

Net debt to enterprise value	14.2%	10.0%
Dividend yield[2]	4.3%	2.9%
Weighted-average cost of debt, after tax[3]	2.4%	3.1%

1	Market capitalization is based on outstanding shares of 80.8 million and 69.1 million times closing share prices of $41.04 and $60.22 as of September 30, 2022, and December 31, 2021, respectively.
2	Dividend yield is based on annualized dividends per share of $1.76 and share prices of $41.04 and $60.22 as of September 30, 2022, and December 31, 2021, respectively.
3	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

We reconcile Total Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$45,955	$65,667	$330,057	$384,678
Interest expense, net	8,280	8,641	18,593	20,414
Income taxes	9,801	5,031	70,135	85,910
Depreciation, depletion and amortization	27,329	21,131	66,838	56,156
Basis of real estate sold	6,845	6,697	25,024	22,733
CatchMark merger-related expenses	26,007	—	26,007	—
Gain on fire damage	(24,913)	(4,394)	(34,505)	(4,394)
Pension settlement charge	—	—	14,165	—
Non-operating pension and other postretirement benefit costs	1,808	3,271	5,546	9,956
(Gain) loss on disposal of fixed assets	(23)	1,139	(39)	1,700
Other	1	—	1	—
Total Adjusted EBITDDA	$101,090	$107,183	$521,822	$577,153

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

The following table provides a reconciliation of cash from operating activities to CAD:

	Nine Months Ended September 30,		Twelve Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net cash from operating activities[1]	$458,437	$453,242	$510,081	$597,660
Capital expenditures[2]	(152,301)	(40,977)	(186,738)	(55,013)
CAD	$306,136	$412,265	$323,343	$542,647
Net cash from investing activities[3]	$(127,795)	$(26,734)	$(160,206)	$(40,662)
Net cash from financing activities	$(132,725)	$(86,081)	$(447,953)	$(114,235)

1

Net cash from operating activities for the nine months and twelve months ended September 30, 2022, includes cash paid for CatchMark merger-related expenses of $12.1 million and cash paid for real estate development expenditures of $7.0 million and $9.8 million, respectively. Net cash from operating activities for the nine and twelve months ended September 30, 2021, includes cash paid for real estate development expenditures of $6.4 million and $8.9 million, respectively.

2

The nine and twelve months ended September 30, 2022, includes fire related capital expenditures for the Ola, Arkansas sawmill of $12.4 million and $14.3 million, respectively, and excludes $0 and $1.8 million, respectively, of insurance proceeds for property losses at the sawmill. The nine and twelve months ended September 30, 2021, includes fire related capital expenditures for the Ola, Arkansas sawmill of $4.8 million and excludes $13.3 million of insurance proceeds for property losses at the sawmill.

3	Net cash from investing activities includes payment for capital expenditures and acquisition of non-strategic timber and timberlands, which is also included in our reconciliation of CAD.

Critical Accounting Policies and Estimates

Pension Annuitization. In March 2022, we transferred $75.6 million of our qualified pension plan (the Plan) assets to an insurance company for the purchase of a group annuity contract. This transaction triggered a remeasurement of the Plan's assets and liabilities. We updated the discount rate used to measure our projected benefit obligation for the Plan as of March 31, 2022. All other pension assumptions remain unchanged. See Note 11: Pension and Other Postretirement Employee Benefits for further information on the pension settlement and change to the projected benefit obligation.

Business Combinations and Asset Acquisitions. We apply the principles provided in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, to determine whether an acquisition involves an asset or a business. In determining whether an acquisition should be accounted for as a business combination or asset acquisition, we first determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is accounted for as an asset acquisition. If this is not the case, we then further evaluate whether the single identifiable asset or group of similar identifiable assets and activities includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the transaction is accounted for as a business combination.

We account for business combinations using the acquisition method of accounting which requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. We measure and recognize asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative estimated fair value basis. Transaction costs are expensed in a business combination and transaction costs directly attributable to the acquisition are considered a component of the cost of the acquisition in an asset acquisition. See Note 13: CatchMark Merger in the Notes to Condensed Consolidated Financial Statements for additional information.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2022. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of September 30, 2022.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). During the third quarter of 2022 we repurchased 8,444 common shares for approximately $0.4 million (including transaction fees) under the 2018 Repurchase Program in open-market transactions.

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under the 2018 Repurchase Program. No shares were repurchased under the 2022 Repurchase Program during the three months ended September 30, 2022. At September 30, 2022, we had remaining authorization of $200.0 million for future stock repurchases under the 2022 Repurchase Program.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

The following table provides information with respect to purchases of common stock made by the company during the third quarter of 2022:

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1 - July 31	8,444	$43.93	8,444	$54,972,337
August 1 - August 31	—	$—	—	$54,972,337
September 1 - September 30	—	$—	—	$200,000,000
Total	8,444		8,444

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1*

Agreement and Plan of Merger, dated as of May 29, 2022, by and among PotlatchDeltic Corporation, Horizon Merger Sub 2022, LLC, CatchMark Timber Trust, Inc. and CatchMark Timber Operating Partnership, L.P., filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on May 31, 2022.

3.1*	Third Restated Certificate of Incorporation of the Registrant, effective February 20, 2018, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.
3.2*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.
4	See Exhibits (3)(a) and (3)(b). The registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.
10.1	Summary of PotlatchDeltic Corporation Non-Employee Director Compensation, effective December 1, 2022.
10.2*

Seventh Amendment to Second Amended and Restated Term Loan Agreement dated as of September 14, 2022 among PotlatchDeltic Corporation and its wholly owned subsidiaries, PotlatchDeltic Forest Holdings, Inc. and PotlatchDeltic Land & Lumber, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, the voting participants party thereto and Northwest Farm Credit Services, PCA, as administrative agent, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 14, 2022.

31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.
101

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, filed on October 28, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021 and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ WAYNE WASECHEK
Wayne Wasechek
Corporate Controller (Duly Authorized; Principal Accounting Officer)

Date:	October 28, 2022