Form 10-K
period 2022-12-31
POTLATCHDELTIC CORP
filed 2023-02-16
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2022, was approximately $2,995.8 million, based on the closing price of $44.19.

As of February 13, 2023, 79,682,669 shares of the registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2023 annual meeting of stockholders expected to be filed with the Commission on or about March 28, 2023, are incorporated by reference in Part III hereof.

Auditor Name: KPMG LLP Auditor Location: Seattle, Washington Auditor Firm ID: 185

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXPLANATORY NOTE

For purposes of this report, any references to "the company,” “us,” “we” and “our” include PotlatchDeltic Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often reference or describe our expected future financial and operating performance, including without limitation, expected effectiveness of our hedging instruments and swaps; expected return on pension assets; required contributions to pension plans; recognition of compensation costs relating to our performance share awards (PSAs) and restricted stock units (RSUs); expected amortization expenses with respect to intangible assets; expected amortization of unrecognized compensation cost of PSAs and RSUs; amount of net earnings on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected tax payments and deferrals; anticipated share repurchases and dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; potential uses of and estimated payments under our credit facility; the expected impact from the Ola, Arkansas sawmill fire, anticipated insurance coverage and expected timing to finalize the insurance claim and receive the remaining insurance proceeds, expected timing to return to full operation, and the sawmill’s estimated future annual capacity; expectations regarding the development of the forest carbon sequestration market; expectations regarding debt obligations, interest payments and debt refinancing; expected purchase and other obligations; estimated age of existing housing stock and expectations regarding the U.S. housing market, home repair and remodeling activity; the lumber and log markets, lumber prices, lumber shipment volumes, sawlog demand, percent of log sales by log supply agreements; timber harvest volumes, standing timber inventory, sawlog mix and pricing; rural real estate and residential and commercial real estate development sales, and the average price per acre and developed lot; sufficiency of cash to meet operating requirements; expected 2023 capital expenditures; greenhouse gas reduction targets; potential opportunities regarding ESG matters; costs associated with the expansion and modernization of our Waldo, Arkansas sawmill, the expected timing of completion of the project, and expected increases in productivity resulting from the project; and similar matters.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as expects, may, could, should, will, believes, anticipates, estimates, projects, intends, plans, targets or approximately, or similar words or terminology. These forward-looking statements are based on our current expectations and assumptions and are not guarantees of future events or performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors listed below and those described under Part I – Item 1A. Risk Factors and Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other factors not described herein because they are not currently known to us or we currently judge them to be immaterial, may cause our actual results to differ significantly from our forward-looking statements. We undertake no obligation to update our forward-looking statements after the date of this report.

Risks, Uncertainties and Assumptions

Our actual results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•
the effect of general economic conditions, including employment rates, rates of inflation, interest rate levels, discount rates, housing starts and the general availability of financing for home mortgages;
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
•
impact of the public health epidemics and other outbreaks, including the global outbreak of the coronavirus (COVID-19 and its variants), governmental responses to such outbreaks, the effects of such responses and the anticipated recovery from such epidemics on our business, suppliers, consumers, customers and employees;
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
•
changes in tax laws that could reduce the benefits associated with REIT status; and
•
the ability to achieve our greenhouse gas emissions targets.

PART I

ITEM 1. BUSINESS

General

PotlatchDeltic Corporation, formerly known as Potlatch Corporation and also formerly known as Potlatch Holdings, Inc., was incorporated in Delaware in September 2005 to facilitate a restructuring to qualify for treatment as a real estate investment trust (REIT) for federal income tax purposes. It is the successor to the business of the original Potlatch Corporation, which was incorporated in Maine in 1903. On February 20, 2018, Deltic Timber Corporation (Deltic) merged into a wholly owned subsidiary of Potlatch. Following the merger, Potlatch changed its name to PotlatchDeltic Corporation.

We are a leading timberland REIT with operations in nine states, and ownership of nearly 2.2 million acres of timberland in seven of those states. We also own six sawmills and an industrial grade plywood mill, a residential and commercial real estate development business and a rural timberland sales program.

Our operations are organized into three business segments:

•
Timberlands;
•
Wood Products; and
•
Real Estate

The map below shows the locations of our timberlands, manufacturing facilities, real estate development operations, and our corporate office located in Spokane, Washington.

2.2

Million Acres of Timberland

7

Manufacturing Facilities that Produce Lumber and Plywood

SPOKANE, WA
ST. MARIES
BEMIDJI
GWINN
LITTLE ROCK
OLA
WARREN
WALDO
Timberlands
Wood Products Facilities
Chenal Real Estate
Headquarters

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
•
Leverage to lumber prices. We have the highest direct leverage to lumber prices of the timber REITs. Our leverage to lumber is attributable to both our lumber manufacturing business and indexed sawlog prices in Idaho. We are well positioned to take advantage of the favorable long-term housing fundamentals. Returns earned by this component of our strategy provide funding for discretionary capital allocation opportunities.
•
Integrated Timberlands and Wood Products operating model. Internal log sales to our mills comprised approximately 33% of our Timberlands revenues in 2022 and represented approximately 49% of our Wood Product's fiber costs. This strategy enables us to maximize the value of our assets.
•
Efficient and productive Wood Products facilities. We rank as a top-10 softwood lumber producer in the U.S. with approximately 1.1 billion board feet of capacity. We also own an industrial grade plywood mill with approximately 150 million square feet of capacity. Discretionary capital expenditures in our mills are typically targeted to earn returns exceeding 15%.
•
Capturing incremental value of our real estate holdings. A portion of our timberland acreage is more valuable for other purposes, such as recreation, conservation, alternative energy facilities (such as new solar farms), residential or commercial development, or to other timberland or real estate investors. We continually assess the potential uses of our lands and manage them proactively for the highest value. We currently have identified approximately 90,000 acres of non-core timberland real estate that we intend to sell over time. Our real estate development activity in the TRS is primarily focused on a 4,800-acre premier master-planned community in Little Rock, Arkansas that we acquired as part of the 2018 Deltic merger.
•
Pursuing attractive acquisitions. We actively pursue timberland acquisitions that meet our financial and strategic criteria. The critical elements of our acquisition strategy generally include acquiring properties that complement our existing land base, are cash flow accretive and have attractive timber or include non-core timberland uses such as recreational, conservation, commercial or residential purposes, and that we can sell over time. During 2022, we acquired nearly 400,000 acres of timberlands, including approximately 348,000 acres of superior site indexed timberlands located in Alabama, Georgia and South Carolina in our merger with CatchMark Timber Trust, Inc. (CatchMark).
•
Committed to responsible environmental, social and governance values. Environmental Stewardship is a core corporate value instilled by managing a renewable resource for the long-term. We focus on meeting the needs of our stakeholders, now and into the future. We are committed to responsible corporate citizenship and environmental, social and governance considerations are integrated in the way we do business every day. We recognize that our environmental commitment, the well-being of our employees, the independence and oversight of our board of directors, the positive impact we have in our communities, and our public advocacy can have a profound impact on our success for our stakeholders.

Business Segments

Timberlands Segment

Industry Background. The demand for sawlogs is significantly dependent upon price, species, grade, quality, proximity to wood consuming facilities and the ability to meet customer needs. The demand for pulpwood is dependent on the paper and pulp-based manufacturing industries along with pellets. Both sawlogs and pulpwood are affected by domestic and international economic conditions, global population growth and other demographic factors, industry capacity and the value of the U.S. dollar in relation to foreign currencies. Locally, timber demand and pricing also fluctuate due to the expansion or closure of individual wood products and pulp-based manufacturing facilities.

Local log supplies also change in response to prevailing timber prices. Rising timber prices often lead to increased harvesting on private timberlands, including lands not previously made available for commercial timber operations. In the majority of the U.S. South, an oversupply of ready-to-cut standing timber exists due to years of low and deferred harvesting following the 2009 housing market crash, the conversion of southern row crop land to timberland through federal government incentives over 30 years ago and increased productivity of southern acres due to improved silvicultural practices (genetically modified seedlings, plantations, fertilization). All of these factors contribute to continued depressed sawlog prices in parts of the South. Log supplies and prices are impacted by the demand for new homes in the United States, repair and remodel activity, wood product mill capacity, log and lumber exports and the impacts from weather-related conditions or natural disasters.

Log availability has tightened in the Pacific Northwest and Western Canada as a result of several years of devastating forest fires, continued harvest restrictions on federal and provincial lands and damage caused by the mountain pine beetle. These actions are contributing to British Columbia mill production curtailments, mill closures, a shift of Canadian softwood lumber production to the eastern provinces of Canada, and investment by Canadian producers in existing and new mills in the U.S. South.

Timberlands Operations. We strive to maximize returns from our timberlands by selling both delivered logs and entering into stumpage sales to external customers while managing our timberlands sustainably over the long-term. The Timberlands segment sells a portion of its logs at market prices to our Wood Products facilities. Intersegment sales to our Wood Products facilities were approximately 33%, 37% and 37% of our total Timberlands segment revenues for 2022, 2021 and 2020, respectively. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. The segment’s customers range in size from small operators to multinational corporations. No third-party customer represented more than 10% of our consolidated revenues in 2022, 2021 or 2020. We compete in the marketplace through our ability to provide our customers with a consistent and reliable supply of high-quality logs at scale volumes and competitive prices.

In general, our log supply agreements require a specified volume of timber to be delivered to defined customer facilities at prices that are adjusted periodically to reflect market conditions. Prices in our Northern region contracts are adjusted periodically by species to prevailing market prices for logs, lumber, wood chips and other residuals. Additionally, in Idaho for both external and internal customers, we index the price of approximately 75% of our sawlogs sold to the price of lumber. Prices in our Southern region contracts are adjusted every three months based on prevailing market prices for logs. Typically, our log supply agreements are in place for one to five years. In 2022, approximately 31% of our harvest volume was sold under log supply agreements. We expect approximately the same percentage of our harvest volume to be sold under log supply agreements in 2023. The segment also generates revenue from non-timber resources such as hunting leases, recreation permits and leases, mineral rights leases and carbon sequestration.

Timberlands Ownership. The Timberlands segment sustainably manages nearly 2.2 million acres of timberlands, including approximately 19,000 acres under long-term leases. The following provides additional information about our timberlands at December 31, 2022.

Region	State	Description	Acres (in thousands)
Northern region	Idaho	Variety of commercially viable softwood species, such as Douglas fir, grand fir and inland red cedar	626

Southern region	Arkansas	Primarily southern yellow pine and hardwoods	952
	Georgia	Primarily southern yellow pine and hardwoods	218
	Alabama	Primarily southern yellow pine and hardwoods	152
	Mississippi	Primarily southern yellow pine and hardwoods	135
	South Carolina	Primarily southern yellow pine and hardwoods	63
	Louisiana	Primarily southern yellow pine and hardwoods	30
		Total Southern region	1,550
		Total	2,176

Standing Timberland Volumes. The aggregate estimated volume of current standing merchantable timber inventory is updated annually to reflect increases due to reclassification of young growth to merchantable timber, when the young growth meets defined diameter specifications, the annual growth rates of merchantable timber and the acquisition of additional merchantable timber and to reflect decreases due to timber harvests and land sales. This estimate is derived using methods consistent with industry practice and is based on statistical methods and field sampling. The estimated timberland volume includes timber in environmentally sensitive areas where the timberlands are managed in a manner consistent with best management practices and state forest practice acts.

The following provides additional information about our estimated standing timber inventory at December 31:

(Tons in millions)	2022	2021	Change
Northern region	27.8	28.8	(1.0)
Southern region	80.0	59.2	20.8
Total	107.8	88.0	19.8

The increase in our Southern region standing merchantable timber inventory from 2021 was primarily attributable to the addition of approximately 348,000 acres from our merger with CatchMark and three bolt-on timberland acquisitions aggregating approximately 46,000 acres in Mississippi and Arkansas.

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

The following table presents a summary of our total timber harvest by region during 2022.

	Timber Harvested
(Tons in thousands)	Sawlogs	Pulpwood	Stumpage	Total
Northern region	1,577	40	—	1,617
Southern region	2,199	1,878	830	4,907
Total	3,776	1,918	830	6,524

Our harvest volume in 2022 was higher than planned primarily due to the addition of the CatchMark timberlands in mid-September 2022. Our current harvest projection for 2023, which is based on constant timberland holdings and takes into consideration such factors as market conditions, the age of our timber stands, and recent timberland sales and acquisitions is expected to be approximately 7.7 million tons.

Detailed harvest information for the year ended December 31, 2022 and 2021, by region and product is presented in Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Wood Products Segment

Operations. We are a top 10 softwood lumber manufacturer in the U.S. with 1.1 billion board feet of capacity. We also own an industrial grade plywood mill with 150 million square feet of capacity. We believe that competitiveness in the industry is largely based on individual mill efficiency and on the availability of competitively priced raw materials on a facility-by-facility basis, rather than on the number of mills operated. This is because it is generally not economical to transfer logs between or among facilities, which might permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. For these reasons, we believe we are able to compete effectively with companies that have a larger number of mills. We compete based on product quality, customer service and price.

A description of our Wood Products facilities, all of which are owned by us, together with their respective capacities at December 31, 2022, are as follows:

Annual Capacity[1,2]
Sawmills:
Warren, Arkansas	220 MMBF
Waldo, Arkansas	190 MMBF
St. Maries, Idaho	185 MMBF
Gwinn, Michigan	185 MMBF
Ola, Arkansas[3]	150 MMBF
Bemidji, Minnesota	140 MMBF
Plywood Mill:
St. Maries, Idaho	150 MMSF

[1]

Capacity represents the proven annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Normal operating conditions are based on the configuration, efficiency and the number of shifts worked at each individual facility. In general, the definition includes two shifts per day for four days per week (10 hours per shifts) at each facility, which is consistent with industry-wide recognized measures. Production can exceed capacity due to efficiency gains and overtime. Actual sawmill production for 2022 was 1,019 MMBF.

[2]	MMBF stands for million board feet; MMSF stands for million square feet, 3/8-inch panel thickness basis.
[3]

In June 2021, a fire occurred in the Ola, Arkansas sawmill’s large-log primary breakdown machine center. The planer mill, kiln, and shipping department were not affected. The new equipment has been installed; the large log line restarted and log processing began in September 2022; and the sawmill is expected to reach its full production rate of 150 million board feet by the end of the first quarter of 2023. Actual production was averaging approximately 130 MMBF prior to the fire.

Our Wood Products segment manufactures and sells lumber, plywood and residual products at seven mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold through our sales department to end users, retailers or wholesalers for nationwide distribution primarily for use in home building, repair and remodeling, industrial products and other construction activity. In general, the following factors influence sales realization and demand for wood products:

•
Residential and multi-family construction is influenced by factors such as population growth and other demographics, availability of labor and developable land, level of employment, consumer confidence, consumer income, availability of financing, interest rates, and the supply and pricing of existing homes on the market.
•
Repair and remodel of existing homes is influenced by the size and age of existing housing stock, which is estimated at 42 years on average, and access to home equity financing and other credit.

•
The supply of commodity building products is influenced by changes in production capacity and utilization rates, weather, raw material supply, availability of skilled labor, and transportation.

We continually invest in maintenance and discretionary capital projects at our Wood Products facilities. We evaluate discretionary capital improvements primarily based on expected level of return on investment. For example, in June 2022, we announced a project to expand and modernize our Waldo, Arkansas sawmill. The project is expected to increase the sawmill’s annual capacity from 190 million board feet of dimensional lumber to approximately 275 million board feet and significantly reduce the sawmill’s operating costs. Our ongoing capital improvements provide increased productivity, enhanced employee safety, compliance with regulatory standards and environmental benefits.

Wood Procurement. Our procurement foresters purchase wood fiber for our facilities from our timberlands or from private, state and federal sources. We are committed to producing wood products that meet both customer demand and quality as well as responsibly sourcing the raw materials. All seven of our facilities are certified to the SFI® Fiber Sourcing Standard, which provides structure to how we, as an SFI® Program Participant, purchase fiber from both certified and non-certified forestland. In 2022, 100% of the timber consumption at all our Wood Products facilities were SFI® Fiber Sourcing certified. We generally do not maintain long-term supply contracts for a significant volume of logs. During 2022, 2021 and 2020, purchases from our Timberlands segment was approximately 49%, 52% and 51% of our Wood Products segment fiber costs, respectively.

Real Estate Segment

The activities of our Real Estate segment consist primarily of the sale of rural land and real estate development and subdivision activity.

Rural real estate operations. We sell rural land that is not strategic to our core timberland operations, or that has higher values for recreational, conservation, commercial or residential purposes over time. Sales of these lands may occur over a decade or more. We continually assess the highest value and best use of our timberlands through periodic stratification assessments on our timberlands, and as new timberlands are acquired. From time to time, we also take advantage of opportunities to sell core timberland where we believe pricing to be particularly attractive, to match a sale with a purchase of more desirable property while deferring taxes in a like-kind exchange transaction, or to meet various other financial or strategic objectives. We currently have identified approximately 90,000 acres of non-core timberland real estate that we intend to sell over time. We expect to identify additional non-core timberland real estate once we finalize the stratification of timberlands acquired under the CatchMark merger and three bolt-on acquisitions completed in 2022, as well as when market opportunities arise. For example, we completed what we believe is the first sale in the industry of land to a solar developer in 2022.

Results for the rural real estate operations depend on the demand for our non-core timberlands, the types of properties sold, the basis of these properties and the timing of closings of property sales.

Development real estate operations. The Real Estate segment also engages in real estate development and sales, and at times sells undeveloped acreage, through our TRS. Chenal Valley in Little Rock, Arkansas is a premier, upscale master planned community, with approximately 4,800 acres of residential and commercial properties centered around a country club with two championship golf courses. In addition, we have 800 acres of land in Hot Springs, Arkansas available for future development. In Chenal Valley, approximately 20% of each neighborhood is set aside as greenspace. In addition, about 15% of the total acreage is preserved as greenspace throughout the development and between neighborhoods. Our Red Oak Ridge development in Hot Springs, Arkansas incorporates many of the same environmentally conscious practices.

Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. Infrastructure and other improvements to support the development and sale of residential and commercial properties are provided for and funded directly by us, or in some circumstances, through real property improvement districts. We develop such properties when sufficient demand exists and substantially all infrastructure is completed. Future infrastructure investments are primarily for the development and sale of additional property. Most of the core infrastructure is already in place for Chenal Valley. We typically develop about 150 residential lots in the Chenal Valley area each year. In addition, approximately 1,430 potential residential lots are available for future development and sale. We have approximately 300 additional acres available for commercial purposes. Our competitors in our real estate markets are other landowners or developers.

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

Environmental, Social, and Governance (ESG) Practices

We deliver a range of sustainable economic, social, and environmental values for our stakeholders and strive to do our part to help the planet for future generations. Our mission is to grow and produce the resources that build a foundation for our lives and improve the communities where we live, work, and play. Our values are safety, inclusion and respect, integrity, operational excellence, community, and environmental stewardship. We acknowledge the importance of the United Nations Sustainable Development Goals (SDGs) as part of a commonly agreed global ambition and support all seventeen SDGs and have identified SDG 6 (Clean water and sanitation), 8 (Decent work and economic growth), 12 (Responsible consumption and production), 13 (Climate action), 15 (Life on land), and 17 (Partnerships for the goals) as where we can make the largest impact. Maintaining a strong ESG foundation is a key component of our ability to drive long-term stakeholder value, and these principles guide us in how we conduct our business every day.

ESG Governance

Our ESG governance, which includes oversight by our board of directors, sets the framework for embedding ESG considerations throughout the organization and implementing ESG targets and initiatives. The Vice President, Public Affairs and Chief ESG Officer provides senior leadership on our ESG reporting and initiatives. The board of directors oversees our environmental management, social responsibility, health and safety and corporate governance policies and practices. In addition, we have established cross-functional groups within our organization to provide input on our ESG strategy, develop plans to achieve our ESG targets and embed ESG into our businesses. These groups include an ESG Management Group, ESG Working Group, and mill level environmental teams that focus on carbon and climate goals.

Environmental Practices

Sustainable Forestry Practices. We recognize the role forests play in combating climate change including our timberlands providing a powerful source for carbon removal, storage and cycling. In addition, harvested trees made into wood products continue to store carbon they have sequestered and can substitute for fossil-fuel emissions-intensive building materials. By leveraging decades of management experience and by working closely with scientific research organizations, we manage our timberlands on a sustainable basis in compliance with internationally recognized forest management standards while considering how climate change could create potential risks and opportunities. Our environmental, health, safety and forest stewardship policies reinforce our timberlands management approach. We are a leader in forest stewardship and sustainability with rigorous third-party auditing and certification of our forest practices which further supports clean air and water and protection of wildlife habitats.

Our timberlands are working forests where we take appropriate measures to protect biological diversity, water quality and other ecosystem values. Our timberlands also provide unique environmental, cultural, historical and abundant recreational opportunities for our communities. We recognize that some areas need to be conserved and species at risk need to be protected on the lands we manage. We invest resources and work to protect these and other qualities, while still managing our forests to produce financially mature timber. Our timberlands include a wide diversity of softwood and hardwood species.

We have developed internal best management practices (BMPs) that include regulatory and certification frameworks and provide a consistent, tested means of implementing environmental protection to promote sustainable timberland management. We use these standards to maintain the health of forest soil, protect water quality and aquatic habitat and promote biodiversity. Our foresters implement BMPs as part of our environmental management system. Logging contractors must be on an approved contractor list and receive annual training, and we require that all contractors implement applicable BMPs during forest management activities on our lands by following specific prescriptions for the tract being harvested and planting following final harvests. We also recognize that some areas need to be conserved and species at risk need to be protected on the lands we manage. We harvest, on average, between 3% and 4% of our forests each year, and 100% of our timberlands are reforested after harvesting. On average, we plant 23 to 25 million tree seedlings per year.

Our timberlands are 100% certified to the SFI® Forest Management standards and approximately 70% of our combined timberlands in Arkansas and Louisiana are certified to the FSC® Forest Management standards. Generally, we are able to realize price premiums for pulpwood from our FSC® certified lands. We also take an active approach to regulatory developments by participating in standard-setting where possible. We work cooperatively with regulators to create voluntary conservation plans that address environmental concerns while preserving our ability to operate our timberlands efficiently.

Timberland fires continue to increase, particularly in Western Canada and the Pacific Northwest. As the largest private landowner in Idaho, we have implemented several practices to help mitigate fire risk on our Idaho timberlands. Such practices include participating in fire protection districts or cooperative agreements with state, federal and private timberland owners where participants contribute assets and resources to fight fires regardless of the location of the fire. During periods of high fire danger, we may prohibit campfires, close access on our timberlands, adjust harvest schedules to late evening/early mornings and post individuals on site following logging activities to monitor for potential fire outbreaks. Further, from May to October, our agreements with both logging and silviculture contractors require them to have on site specific firefighting resources such as water, water pumps and hand tools. Fire is an important tool in forest management to remove post-logging woody debris known as slash and to help prepare sites for replanting. Slash is managed through installation of fire breaks, mechanical piling and pile burning. Approvals for burning the remaining slash are obtained through the Montana/Idaho Airshed Group, which evaluates atmospheric conditions and other burning activities underway to minimize airshed impacts.

Our Southern timberlands are less susceptible to fires as they are located in areas that have relatively high humidity. Our Southern harvesting operations result in less slash at final harvest due to stand thinning techniques to promote timber yield. Warm weather and wet conditions in the South allow the slash to be mechanically spread back into the tract returning nutrients to the soil. These practices not only help ensure our timberlands are available for future harvest, but also reduce potential environmental impacts that often come from timberland fires.

Environmental Stewardship. We have a long legacy of excellence in sustainable timberland management and in protecting water, soil, and wildlife. Our approach includes managing timberlands using advanced long-term strategic harvest scheduling models and replanting harvested areas.

Forests are diverse ecological systems with habitats for plants, animals, and organisms. Active forest management is a valuable tool for creating and maintaining a wide range of biodiversity benefits, enabling forests to stay healthy and productive. Our commitment to conserving biodiversity on our forest lands is based on this recognition that well-managed working forest lands provide a broad range of habitats for aquatic, avian, and terrestrial biodiversity. Four main components comprise our approach to maintaining and enhancing biodiversity: (1) landscape-level management; (2) stand-level diversity; (3) protection of ecologically unique sites or species; and (4) research.

Our timberlands are a source for providing clean water to communities in our watersheds through capturing and filtering water. The water quality BMPs utilized on our timberlands help us to conserve and protect water quality by minimizing sediment through the filtering ability of natural vegetation and erosion control measures adjacent to water bodies. The BMPs include practices such as leaving streamside management zones during harvest, properly designing and constructing logging roads, and using logging methods and equipment that protect water quality.

Conservation. As a custodian of our timberlands, we recognize that the best outcome for some of our timberlands could be to conserve them as forestland in perpetuity. We realize this goal through land partnerships, conservation land sales and conservation easements. We work with a wide range of stakeholders for conservation, including states, cities, counties, water authorities, and environmental/conservation organizations including The Conservation Fund, The Nature Conservancy, and the Trust for Public Land. In addition, we work to protect species at risk and have entered into habitat conservation agreements to protect endangered species. Since 2018, approximately 70% of our rural land sales acreage has been for conservation with the remaining 30% for rural recreational purposes. Rural recreational land transactions provide an opportunity for neighboring landowners to increase their ownership, and also for both in-state and out-of-state buyers to find a place where they can get away to a rural home, or hunt, fish, hike and enjoy the outdoors.

Responsible Manufacturing. Our Wood Products manufacturing processes focus on safety and operational excellence while minimizing our environmental footprint. Our Wood Products facilities focus on responsible manufacturing and resource efficiency. An experienced professional team actively manages environmental compliance at our Wood Product facilities, and we have implemented compliance programs that include environmental education and training for our employees. Facilities minimize air emissions, monitor water discharge, and protect streams and rivers. We pursue opportunities to reduce energy consumption, conserve resources, and increase the use of renewable energy. Waste is managed throughout our facilities to reduce the amount we create, with opportunities for repurposing or recycling.

Wood Products manufacturing uses sophisticated computerization that maximizes log utilization. During the manufacturing process, wood residuals are generated, including sawdust, shavings, chips, and bark which are used internally in our boilers for steam energy, with the remainder sold for a wide range of uses. As a result, nearly 100% of our logs are utilized. We source energy for the mills from our internal boilers and burners with any shortfall of needs provided by purchased electricity, natural gas and propane. We ship the lumber and plywood produced by rail and truck for end uses that typically have long-life applications prior to recycling or disposal.

Our measurable impact on water use is limited to our Wood Products facilities and our offices. Our Wood Products facilities use little processed water in manufacturing operations, and we make efforts to reduce, reuse, and recycle water at all our locations to reduce consumption. Water is obtained from surface water, groundwater, and municipal sources and is used principally for watering log decks, saw cooling, make-up water at the boilers for steam production, and fire protection. Water withdrawals are minimized through extensive reuse and recycling, especially at the log deck. What little water is discharged is first sent to settling ponds for solids removal prior to being released. Water loss across the facilities is mostly due to evaporation from log watering activities.

Carbon and Climate. Sustainably managed forests combat climate change through carbon removal, storage, and cycling. Trees absorb atmospheric carbon dioxide through photosynthesis and store it in the branches, trunk, needles, and roots. Using wood products for building stores tree carbon and using biomass for energy retains carbon within a natural loop. The trees we plant then grow, renewing the cycle and growing net carbon storage. Active forest management enhances carbon removal from the atmosphere compared to unmanaged forests. As forests mature the rate of carbon sequestration slows, and natural tree mortality increases. Harvesting mature trees and replanting increases the rate of carbon uptake, as well as generating wood for lumber and other wood products. Forest management concentrates on the growth of harvestable trees for use in solid wood products, which maximizes the amount of forest carbon that is captured and stored in long-lived wood products. Utilizing wood for construction requires less energy and results in fewer greenhouse gas emissions compared with other building materials, such as steel and concrete. At the end of 2021, our living trees in our forests stored an estimated total of 114 million metric tons of Carbon Dioxide Equivalent (CO2e), excluding soil carbon, with an estimated 69 million metric tons of CO2e in merchantable above-ground portions.

Resource efficiency is a critical component of our operations, and we work to reduce our waste. Additionally, efforts that increase the efficiency of our manufacturing process and improve energy efficiency provide the benefit and opportunity to reduce greenhouse gas emissions. Nitrous oxide and methane are greenhouse gas emissions included in the GHG emission calculation from wood burning energy. It also includes the CO2 from natural gas. Greenhouse gas emissions from our operations largely consist of carbon dioxide from our Wood Products facilities which use energy sourced from a combination of purchased electricity and on-site boilers and burners that utilize residual wood or natural gas for fuel.

In September 2022, we published our inaugural carbon and climate report which detailed our carbon record and evaluated potential physical impacts that changes in atmospheric CO2, temperature, and precipitation could have on our timberlands under various greenhouse gas (GHG) scenarios. In 2021, our net carbon removal and storage were an estimated 4.7 million metric tons CO2e. Net direct removals from our timberlands totaled an estimated 440,000 metric tons CO2e with approximately an estimated 1.6 million metric tons of net removals from the forests for our external fiber sourcing. Approximately an additional estimated 2.7 million metric tons of CO2e was stored in the wood products we manufacture, and in the products made by our customers from our external log and wood residual sales. Our carbon emissions were estimated at 2.6 million metric tons CO2e with an estimated only 79,000 metric tons CO2e of that total from our Scope 1 and Scope 2 emissions. The remaining estimated 2.5 million metric tons CO2e were Scope 3 emissions across our value chain.

In December 2022, we established greenhouse gas reduction targets: a 2030 greenhouse gas (GHG) emissions reduction target for Scope 1 and Scope 2 GHG emissions of 42 percent and a Scope 3 value chain GHG emissions reduction target of 25 percent from a 2021 baseline. The targets are in accordance with the non-FLAG Science Based Targets initiative (SBTi) to keep global temperature increases to less than 1.5 C compared to pre-industrial levels.

Our climate-related risks and opportunities can be grouped in two categories: physical and transition. Physical risks and opportunities include acute impacts that are event driven and chronic impacts resulting from longer-term changes in climate patterns. Our acute risks could include: 1) potential increases in flooding and extreme weather events; 2) changes in precipitation patterns including volume, type (snow and rain) and timing; 3) changes in soil moisture conditions; 4) changes in risks from insects and disease; and 5) heightened wildfire risks. Chronic impacts could include potential long-term opportunities arising from increased productivity and yield in tree growth. Transition risks and opportunities arise from policy, regulatory, legal, technological, market and other societal responses to the challenges posed by climate change and the transition to a low-carbon economy. Potential opportunities could include market opportunities arising from the increased use of innovative wood products, such as mass timber and policies and incentives that encourage greater use of wood-based products in buildings. Growth in carbon offset markets as sustainably managed forests are recognized as a natural climate solution could also provide opportunities. Transition risks could include a carbon tax, a change in the methodology for biogenic emissions, as well as operational impacts such as changes in energy costs and regulatory impacts in environmental management.

Social Responsibility Practices

We strive to make PotlatchDeltic a workplace of excellence through our company culture, fair compensation, and comprehensive benefit options. We value an environment of ethical, diverse, and inclusive teamwork and look to attract talent with diverse backgrounds and experience.

Our Team. At December 31, 2022, we employed 1,330 team members across our businesses with hourly workers representing approximately 73% of the total employed. Our Wood Products segment employs approximately 82% of our total workforce and is the only segment that includes an hourly workforce. Certain employees at one of our sawmills, representing approximately 14% of our total workforce, are covered under a collective bargaining agreement, which expires in 2023.

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

We remain committed to prioritizing the health and well-being of our employees and their families, our customers, suppliers and the communities in which we operate in light of the COVID-19 pandemic. From the outset of the COVID-19 pandemic, we established prevention protocols, which allowed our locations to operate safely with minimal disruption. We have provided our workforce with locally relevant information about the pandemic, including how employees can get vaccinated, have strongly encouraged our employees to get vaccinated, and have offered on-site vaccination clinics at our Wood Product facilities. We continue to monitor COVID-19 variants and adjust our onsite work policies and procedures where necessary.

Team Member Development. We recognize that employing a highly skilled and diverse workforce is a competitive advantage and leads to better team member engagement. Developing people is a core component of our approach and we are committed to the development of all team members in support of their career aspirations. We have formal and informal programs to develop our workforce to become more proficient in their current roles and grow their careers in preparation for larger roles throughout the company.

We are amid a generational shift in our operations and are focused on transferring years of knowledge to the next generation of workers. This generational shift has created new opportunities for training and career advancement, and sustains local economic benefits as both the company and our employees contribute to the communities where we operate. Succession planning is critical to ensuring that we have the right people in the right position at the right time. We conduct annual succession planning meetings across the organization starting with our local operations and rolling up to our division and corporate levels including our executive team. Individuals who have demonstrated a desire and ability to move to new leadership roles collaborate with their managers to document meaningful development plans designed to help ensure that their development remains on track.

Diversity and Inclusion. Diversity and inclusion are a fundamental part of our values, and we are proud to be an equal opportunity employer. The principles underlying our commitment to diversity and inclusion are reflected through our policies, including our Diversity, Equity, and Inclusion Policy, Human Rights Policy, Corporate Conduct and Ethics Code, Equal Employment Opportunity Policy and Americans with Disabilities Act Policy. We strive to recruit, develop and retain a workforce that is representative of the communities in which we operate and continue to incorporate diversity initiatives into our policies and practices including those related to hiring, employee development, and succession planning.

We review our compensation and benefit plans annually to help ensure that we are providing competitive, contemporary, and inclusive programs so we can attract and retain the best people and support the health and well-being of our employees and their families. We believe in the importance of pay equity and we evaluate gender pay equity on an on-going basis and adjust wages as appropriate. At December 31, 2022, women represent 32% of our salaried workforce, 13% of our hourly workforce, and 18% of our total workforce. The average variance in median pay between men and women by pay grade is less than 2% across the company.

Our ability to influence the overall diversity of our workforce is highly dependent on several key factors, the most important of which is the pool of qualified candidates in the areas in which we operate. Many of our operations are located in rural communities where the economy is driven by the timber industry and our workforce reflects the demographics and culture of those localities. We continue to emphasize the importance of sourcing talent from these local communities and retaining that talent at our company so that our workplace demographics reflect the communities in which we operate. Overall, 20% of our workforce is comprised of individuals that identify as a member of one or more racial minority groups.

We continue to explore how we might more effectively attract women and minorities to our industry and retain them at our company to build a pipeline of talent from which to promote for future leadership roles.

Responsible Governance Practices

Board Composition and Independence. Responsible corporate governance aligned with our mission, a culture that incorporates our values, and rigorous systems for the identification and mitigation of risks increase our competitiveness, build resiliency, and create long-term value for our stakeholders. Our corporate governance policies and procedures, strong and effective board of directors, combined with our culture, guide us to ethical management that promotes respect for the community, a commitment to corporate responsibility, and sound financial management. Our board is committed to diverse representation in its membership and leadership. Currently, the Board has three female directors, one of whom is ethnically diverse and two of whom are committee chairs.

Our Director Independence Policy requires that the board be comprised of a majority of independent directors. Currently, eight of the ten directors are independent. During 2022, the board of directors met five times, with all directors attending 100% of all meetings of the board and committees on which each director served.

Code of Ethics. Our Corporate Conduct and Ethics Code (Ethics Code) reaffirms our continuing commitment to act with integrity. It outlines our responsibilities to all our stakeholders, guides our decision-making, and outlines the minimum business standards we apply across our value chain. We work to instill the concepts of our Ethics Code in every employee. All employees acknowledge their review of the Ethics Code at the time of their onboarding. Additionally, certain employees, including management, supervisors, and procurement leads, are required to complete an annual review of the Ethics Code, including an attestation of their compliance. We also expect our suppliers and contractors to uphold the same legal and ethical standards and have established these requirements in our Supplier Code of Conduct.

Human Rights. Respect for human rights is a fundamental value of our company. We recognize that we have an important role in fostering human rights. We comply with applicable domestic human rights laws, and we are committed to respect and support internationally recognized human rights including those recognized in the U.N. Guiding Principles on Business and Human Rights and the United Nations Universal Declaration of Human Rights. Our commitment to human rights is embodied in our Human Rights Policy and supported by our Corporate Conduct and Ethics Code, Supplier Code of Conduct, Diversity, Equity, and Inclusion Policy, Forest Stewardship Policy, Environment, Health, and Safety Policy, and our other policies, standards, and practices. We respect Indigenous peoples and traditional livelihoods and value stakeholder engagement on these issues. We recognize the fundamental importance of water and respect the right to water, including quality, sufficiency, and accessibility.

Stakeholder Engagement. We recognize the diverse interests of our stakeholders and believe that our relationships both within and outside of our company are an important part of our value creation and success. We regularly engage with a broad range of stakeholders including investors and analysts, employees, communities, customers, government representatives, Indigenous peoples, industry associations, non-governmental organizations, research organizations, and suppliers. This helps us to understand, prioritize, and manage our impacts as an organization and our opportunities towards systemic change. Meaningful stakeholder engagement is also a critical part of our ESG strategy, promoting increased knowledge and awareness of ESG issues, inviting feedback on insights and trends, and nurturing trust and collaboration.

Our engagement typically has three principal objectives: 1) to share information; 2) to promote meaningful dialogue; and 3) to build and maintain sustainable relationships. By providing information surrounding our strategies, accomplishments and goals, we allow internal and external stakeholders to make informed decisions.

Risk Management. We have a comprehensive process to identify and evaluate a broad spectrum of risks including ESG risks. PotlatchDeltic utilizes an Enterprise Risk Management (ERM) framework to identify, assess and mitigate significant risks facing the company, including risks related to a range of environmental, social and governance topics. The audit committee of the board of directors and senior management have primary responsibility for the oversight of risks facing the company. Specific risks related to environmental issues and climate change are identified, assessed, and mitigated where feasible as part of our ERM process. In addition, our Environmental Management System (EMS) and ESG review conducted annually at the business unit level evaluates business ESG risks and opportunities, including climate-related risks and opportunities.

We conduct internal audits regularly to help ensure compliance with environmental, safety, financial, disclosure and other regulations, voluntary standards, and our own company policies. When noncompliance issues are identified, we develop, implement, and track corrective action plans towards timely resolution. An independent public accounting firm audits our accounting processes, financial reporting, and internal controls on an ongoing basis. Our comprehensive cybersecurity program maintains a strong focus on protecting the company, our customers, partners, and vendors. Our cybersecurity defense strategy includes access controls, monitoring, employee training, and breach response. We also maintain and regularly update other company policies that guide our business, inform our employees, and help manage our identified risks.

For more detailed information regarding our programs and initiatives, see “Committed to Social Responsibility” within our Environmental, Social & Governance Report (on our website). This report and other information on our website are not incorporated by reference into and do not form any part of this annual report on Form 10-K.

Environmental Compliance and Regulations

We are subject to a multitude of laws and regulations in the operation of our businesses. We also participate in voluntary certification of our timberlands to help sustain their overall quality, including the protection of wildlife and water quality. Changes in law and regulation, or certification standards, can significantly affect our business.

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
•
various related permit programs.

Our operations are regulated under the federal 1972 Clean Water Act (CWA), which regulates the discharge of pollutants into the waters of the U.S. This generally means obtaining permits for certain of our silviculture activities and abiding by applicable restrictions. Federal agency rulemaking and related litigation under the CWA has expanded the definition of waterways subject to the Act’s jurisdiction.

Each state in which we own timberlands has developed best management practices to reduce the effects of forest practices on water quality and aquatic habitats. Additional and more stringent regulations may be adopted by various state and local governments to achieve water-quality standards under the federal CWA, protect fish and wildlife habitats and human health, or achieve other public policy objectives. These requirements may alter or introduce restrictions on some of our silviculture activities, notably the application of pesticides and herbicides to our timberlands in some areas. This, in turn, may increase the number of required federal and state permits in some areas of our operations as it relates to the application of pesticides and herbicides on timberlands, which may increase operating costs. Pending and future federal and state rulemaking, and judicial challenges thereto, could make compliance with the CWA as well as comparable state laws, more or less costly to us, and we are not able to predict the final resolution of these matters.

Similarly, a number of species indigenous to our timberlands have been listed as threatened or endangered or have been proposed for one or the other status under the Endangered Species Act of 1973 (ESA). As a result, our activities in or adjacent to the habitat of these species may be subject to restrictions on the harvesting of timber, reforestation activities and the construction and use of roads. Although the CWA, ESA and related regulations have not had, and we do not expect in 2023 that they will have a material effect on our operations, they could do so in the future.

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

Under the Clean Air Act and our site-specific Renewable Operating Permits, our Wood Products facilities closely monitor operating parameters and air emissions, including hazardous air pollutants to help minimize those emissions. Under the CWA, state and EPA water quality standards, we are subject to discharge limits and other provisions established at each site for process water and stormwater discharges through the National Pollutant Discharge Elimination System.

Our Wood Products facilities have environmental compliance procedures, which establish best practices, programs and procedures to drive continual compliance with federal, state and local regulations governing air emissions, water discharges, and waste disposal. We pursue continual improvement in our compliance programs through plans, training, monitoring and performance evaluation and through regular internal compliance audits and corrective action processes. We share key findings and best practices identified through these processes across facilities to drive improvements across the division.

Compliance. Our manufacturing facilities and timberland operations are currently in substantial compliance with applicable environmental laws and regulations. We cannot be certain, however, that situations that give rise to material environmental liabilities will not be discovered. Compliance with environmental regulations is a significant factor in our business and can require significant capital expenditures as well as additional operating costs. As discussed in Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements, the Minnesota Pollution Control Agency (MPCA) has invited us to voluntarily participate as a non-federal sponsor in connection with one of their sediment contamination remediation projects in a reservoir downstream of one of our former properties we sold to a third party in 2002.

At this time, we believe that current federal and state laws and regulations related to the protection of endangered species and air and water quality will not have a material adverse effect on our financial position, results of operations or liquidity. We anticipate, however, that the enactment of increasingly strict laws and regulations relating to the environment, natural resources, climate change and forestry operations may result in additional restrictions on our operations, leading to increased costs, additional capital expenditures and reduced operating flexibility.

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

Information About Our Executive Officers

As of February 10, 2023, information on our executive officers is as follows:

Eric J. Cremers (age 59), has been a director since March 2013 and our President and Chief Executive Officer since January 2021. Mr. Cremers also served as President and Chief Operating Officer from March 2013 through December 2020, Chief Financial Officer from March 2013 through August 2013, and Executive Vice President and Chief Financial Officer from February 2012 to March 2013. Mr. Cremers joined the company in 2007 as Vice President and Chief Financial Officer.

Jerald W. Richards (age 54), has served as Vice President and Chief Financial Officer since September 2013. He was employed by Weyerhaeuser Company and served as Chief Accounting Officer from October 2010 to August 2013, and corporate segment controller from 2008 to October 2010.

Ashlee T. Cribb (age 54), has served as Vice President, Wood Products since July 2021. She previously served in various roles with Roseburg Forest Products, including as Senior Vice President - Chief Commercial Officer from February 2019 to July 2021, Vice President, Structural Products from February 2018 to February 2019 and Business Director, Structural Products from January 2017 to February 2018.

Darin R. Ball (age 57), has served as Vice President of Timberlands since December 2017. From 2012 to December 2017, he served as Manager of our Idaho Timberlands business.

William R. DeReu (age 56), has served as Vice President, Real Estate since February 2018 and as Vice President, Real Estate and Lake States Timberlands from February 2012 to February 2018.

Michele L. Tyler (age 54), has served as Vice President, General Counsel and Corporate Secretary since August 2019. Prior to joining the company, Ms. Tyler served in legal roles with Vectrus, Inc. (NYSE: VEC), from January 2009 to January 2019, including as Senior Vice President, Chief Legal Officer, and Corporate Secretary from September 2014 to October 2018.

Anna E. Torma (age 61), has served as Vice President, Public Affairs and Chief ESG Officer since February 2022, Vice President, Public Affairs from March 2019 to February 2022, and Director of Public Affairs from April 2018 to March 2019. Prior to joining the company, Ms. Torma worked as Principal for Torma Research providing strategic consulting services, primarily to forest products companies, from January 2017 to April 2018.

Robert L. Schwartz (age 50), has served as Vice President, Human Resources since May 2014 and as Director, Human Resources from February 2009 to April 2014.

Wayne Wasechek (age 52) has served as Controller and Principal Accounting Officer since November 2018. He previously served as Vice President and Assistant Controller of Vail Resorts, Inc. (NYSE: MTN) from 2011 to 2018 and as Senior Director of Financial Reporting of Vail Resorts from 2006 to 2011.

The term of office of the officers of the company expires at the annual meeting of our board and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

ITEM 1A. RISK FACTORS

We are subject to various risks and events that could adversely affect our business, our financial condition, our results of operations, our cash flows and the price of our common stock. Investing in our common stock involves a significant degree of risk. The risks described below should carefully be considered together with the other information contained in this report, particularly in the Cautionary Statement Regarding Forward-Looking Information, Part 1 - Item 1 Business, and Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those set forth from time to time in our other public statements, reports, registration statements, prospectuses, information statements and other filings we make with the SEC, in evaluating us, our business and an investment in our securities.

The risks discussed below are not the only risks we face, and our descriptions of such risks, here and elsewhere, should not be considered exhaustive. Additional risks not currently known to us or that we currently deem immaterial also may adversely affect our business, our financial condition, our results of operations, our cash flows and the price of our common stock.

Industry and Business Risks

Economic Conditions

The cyclical nature of our business could adversely affect our results of operations.

The financial performance of our operations is affected by the cyclical nature of our business. The markets for manufactured wood products, timber and real estate are influenced by a variety of factors beyond our control. Our business is particularly dependent upon the health of the U.S. housing market, and specifically demand for new homes and home repair and remodeling which are subject to fluctuations due to changes in economic conditions, changes in employment levels, consumer confidence, financial markets, interest rates, credit availability (including homebuyers’ ability to qualify for mortgages), housing affordability, supply chain disruptions, availability of labor and developable land, inflation, population change, weather conditions and other factors. Historical prices for our manufactured wood products have been volatile as a result of demand, particularly in recent years, and we have limited direct influence over the timing and extent of price changes for our manufactured wood products. In our Timberlands business, our sawlog price realizations in Idaho are subject to fluctuation in lumber prices as we index a significant portion of these sawlogs under long-term supply agreements on a four-week lag to lumber prices. The demand for real estate can be affected by changes in factors such as interest rates, credit availability, economic conditions, changes in consumer preferences, limited wage growth, consumer confidence and the availability of developable land, as well as by the impact of federal, state and local land use and environmental protection laws. The potential effect of these factors on our future operational and financial performance is highly uncertain, unpredictable and outside our control. As a result, our past performance may not be indicative of future results.

Commodity Products

Our wood products are commodities that are widely available from other producers. Failure to compete effectively in our markets could adversely affect our financial results.

Because commodity products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand, and competition from substitute products. Prices for our products are affected by many factors outside of our control, and we have no influence over the timing and extent of price changes, which often are volatile. Our profitability with respect to these products depends, in part, on managing our costs, particularly raw material and energy costs, which represent significant components of our operating costs. These costs can fluctuate based upon factors beyond our control including, but not limited to, changes in demand, supply chain disruptions, and inflation or deflation, all of which could have a material adverse effect on our results of operations and cash flows. Furthermore, the U.S. has experienced elevated inflation during 2022, which has impacted our business, especially for fuel, energy and repair and maintenance costs. Higher and prolonged levels of inflation could negatively impact our costs and we likely will not be able to fully pass the increased costs to customers.

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

The future volume and pricing of lumber imports entering U.S. markets remain uncertain. Historically, Canada has been the most significant source of lumber imports to the U.S. market. For decades, the U.S. and Canada have been in a dispute over pricing for softwood lumber entering the U.S., which has resulted in trade cases and negotiated agreements between the two countries. The U.S. and Canada signed a Softwood Lumber Agreement in 2006, which expired in October 2015. On November 25, 2016, the U.S. lumber industry filed a petition seeking injury determination with the U.S. International Trade Commission, and a petition seeking countervailing (CVD) and anti-dumping (AD) duties on Canadian lumber imports with the U.S. Department of Commerce. Final rulings on injury and CVD and AD duties went into effect on December 28, 2017, resulting in the combined CVD and AD cash deposit rate to be paid by most Canadian exporters initially established at 20.23%. The most recent annual administrative review covering 2020 was completed in August 2022, resulting in the CVD and AD combined rate of 8.59%. The U.S. Department of Commerce has begun preliminary work on its fourth administrative review, which will cover 2021. A final decision on that review is not expected until late 2023. The Government of Canada continues to appeal the determinations by the U.S. Department of Commerce and the U.S. International Trade Commission supporting the AD/CVD duties as well as to challenge these duties in the World Trade Organization.

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

Additionally, our third-party contractors are subject to several events outside of their control, such as disruption of transportation infrastructure, labor issues, increased competition for logger and truck drivers, and railcar availability. Logger and truck driver shortages or failures of a third-party transportation provider to timely deliver our products to our mills and our customers, could harm our supply chain, negatively affect our customer relationships and have a material adverse effect on our financial condition, results of operations and our reputation. Further, increases in the cost of labor or fuel have impacted and could continue to negatively impact our financial results by increasing the cost of these services and could also result in an overall reduction in the availability of these services.

Timberlands Operations

Our operating results and cash flows are materially affected by the supply and demand for timber.

A variety of factors affect prices and demand for timber including changes in availability at the local, national and international level, all of which can vary by region, timber type (sawlogs or pulpwood logs) and species. On a local level, supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local timberland owners, as well as occasionally high timber salvage efforts due to events such as unusual pest infestations or fires. Our timberlands are primarily located in Alabama, Arkansas, Georgia, Idaho, Louisiana, Mississippi and South Carolina. As a result, we may be susceptible to adverse economic and other developments in these regions, including industry slowdowns, mill closures and curtailments, business layoffs or downsizing, relocations of businesses, changes in demographics, increases in real estate and other taxes and increased regulation, any of which could have a material adverse effect on us. Further, as the demand for paper nationwide continues to decline, closures and curtailment of pulp mills have adversely affected the demand and pricing for pulpwood and wood chips in certain regions in which we operate. Also, demand in other parts of the world may affect timber prices in the markets in which we compete. For example, although we do not sell into the Asian markets, Asian demand can indirectly impact pricing and supply in North American timber and lumber markets.

In the U.S. South, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial logging operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in log prices have often resulted in lower harvest levels, causing short-term decreases in supply that have tended to moderate price decreases. In the South, timber growth rates have exceeded harvests during the past decade. This condition has led to an oversupply of harvestable timber in the region, which has kept timber prices at relatively low levels.

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

We may be unable to harvest timber, or we may elect to reduce harvest levels due to market, weather, climate change or regulatory conditions, any of which could adversely affect our results of operations and cash flows.

From time to time, our timber harvest levels and sales have been and in the future may be limited due to weather impacting timber growth cycles and restrictions on access, availability of contract loggers, mill closures and curtailments, and regulatory requirements associated with the protection of wildlife and water resources. Future timber harvest levels may also be affected by our ability to timely and effectively replant harvested areas as a result of other factors, including availability of contractors, U.S. immigration policies, insufficient or excessive precipitation, damage by fire, pest infestation, disease and natural disasters, and significant regional or local weather events such as ice storms, windstorms, tornadoes, hurricanes and floods. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes usually is localized, affecting only a limited percentage of our timber, there can be no assurance that any damage affecting our timberlands will be limited. Severe weather conditions and other natural disasters can also reduce seedling survival rates, impact the productivity of timberlands and disrupt the harvesting and delivery of logs. Our financial results and cash flows are dependent to a significant extent on our continued ability to harvest timber at adequate levels. As is typical in the forest industry, we assume all risk of loss to the standing timber we own from fire and other hazards because insurance for such losses is either not available or is cost prohibitive. Consequently, a reduction in our timber inventory from such events could adversely affect our financial results and cash flows. In addition, the geographic concentration of our property makes us more susceptible to adverse impacts from a single natural disaster, temporary or permanent closures of wood product facilities that purchase our logs and other factors that could negatively impact our timber production.

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

Any of our manufacturing facilities or machines could unexpectedly cease to operate due to a number of events, including unscheduled maintenance outages, prolonged power failures, equipment failures, raw material shortages, equipment and maintenance part shortages, cyber-attacks, labor difficulties or labor availability due to quarantine requirements for those exposed to flu or viruses, such as COVID-19 and its variants, disruptions in the transportation infrastructure, such as roads, bridges, railroad tracks and tunnels, fire such as the fire at our Ola, Arkansas sawmill in June 2021, ice storms, floods, windstorms, tornadoes, hurricanes or other catastrophes, terrorism or threats of terrorism, governmental regulations and other operational problems.

We cannot predict the duration of any such downtime or extent of facility damage. Downtime and facility damage have prevented us and could prevent us in the future from meeting customer demand for our products and/or require us to make unplanned expenditures. If one of our machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer demand could be impaired, resulting in lower sales and income. Although some risks are not insurable and some coverage is limited, we purchase insurance on our manufacturing facilities for damages and business interruption losses resulting from events such as fires, floods, windstorms, earthquakes and catastrophic equipment failure. For example, our Ola, Arkansas sawmill was damaged by fire in June 2021, and we have adequate property and business interruption insurance, subject to a $2.0 million deductible, to cover this event. However, such insurance may not be sufficient or may be cost prohibitive to obtain to cover all our damages and losses in the future.

Our capital investments may not have the expected financial impacts.

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We evaluate discretionary capital improvements based on an expected level of return on investment. For example, in June 2022, we announced a project to expand and modernize our Waldo, Arkansas sawmill. The project is expected to increase the sawmill’s annual capacity from 190 million board feet of dimensional lumber to approximately 275 million board feet. The modernization project is also expected to reduce the sawmill’s operating costs significantly. The sawmill will continue to operate during the project and completion is expected by the end of 2024. The modernization of the Waldo sawmill will require significant expenditures, is reliant on third parties for construction, may be subject to delays due to material delivery and supply chain interruptions, and may experience fluctuating material prices,

Additionally, we may experience lower than expected productivity during and after the completion of the project, lower than expected return on investment, or other factors that could have a material adverse effect on our results of operations and cash flows.

Real Estate Operations

Changes in demand for our real estate and delays in the timing of real estate transactions may affect our revenues and operating results.

A number of factors, including availability of credit, cost of financing, a slowing of residential and commercial real estate development, availability of funding to support conservation land purchases by governmental and other entities, zoning rules, population shifts, types and location of land available for sale, and changes in demographics could reduce the demand for our real estate and negatively affect our results of operations. Changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-core timberlands and could also negatively affect our results of operations. Changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use and development of real estate, or changes in the political composition of federal, state and local governmental bodies could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business, profitability or financial condition.

The majority of our real estate development projects are concentrated in a few markets.

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

We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing:

•
air emissions,
•
harvesting,
•
silvicultural activities, including use of pesticides and herbicides,
•
surface water management,
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

The amount and timing of environmental expenditures is difficult to predict, and in some cases, our liability may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at our current or previously owned sites or third-party sites may result in significant additional costs. The Minnesota Pollution Control Agency (MPCA) has invited us to participate as a non-federal sponsor in connection with one of its sediment contamination remediation projects in a reservoir downstream of a former property that was sold to a third party in 2002. Additional information regarding this matter is included in Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in this report and incorporated herein by reference.

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

Climate change represents an urgent global challenge that has the potential to cause significant disruptions to our business and results of operations, cash flows and profitability. We are committed to do our part to mitigate climate change, and we believe that working forests are part of the solution. Scientific research indicates that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters, such as wildfires, hurricanes, tornadoes, earthquakes, hailstorms, snow and ice storms, the spread of disease, and insect infestations. Global temperature increases can result in significant regional differences in weather patterns that affect tree growth. Further, changes in precipitation resulting in droughts have made and could in the future make wildfires more frequent or more severe. Any of these natural disasters could affect our timberlands, timber growth rates, productivity of our timberlands, our harvest operations or cause variations in the cost and supply of raw materials. Additionally, the need to rebuild or the desire to move away from certain areas following a natural disaster could affect the housing market, which may or may not be in the markets we sell our wood products.

Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for us, may alter the environment in which we do business, and may increase the ongoing costs of compliance. Additionally, environmental groups or interested parties may file or threaten to file lawsuits that seek to prevent us from obtaining permits, harvesting timber under contract with federal or state agencies, implementing capital improvements or pursuing operating plans. Any lawsuit, or even a threatened lawsuit, could delay harvesting on our timberlands or impact our ability to operate or invest in our Wood Products facilities. In addition, failure, or a perception (whether or not valid) of failure to implement our ESG strategy or achieve ESG goals, including our greenhouse gas emission goals, could damage our reputation, causing our investors or customers to lose confidence in our company and negatively impact our operations and the market price of our common stock.

We anticipate increased future legislative regulations at the state, federal and international level regarding climate change and energy access, security and competitiveness to address emission of carbon dioxide, renewable energy and fuel standards, and the monetization of carbon capture, storage and sequestration. Executive orders issued by the current U.S. presidential administration, including an executive order issued on September 12, 2022, focusing on climate change through the implementation of the Energy and Infrastructure Provisions of the Inflation Reduction Act of 2022, are evidence of the current U.S. government's intent to undertake numerous initiatives in an effort to reduce greenhouse gases. We manage our manufacturing facilities and timberland operations to comply with applicable laws and regulations. It is possible that legislation or government mandates, standards or regulations intended to mitigate or reduce carbon compound or greenhouse gas emissions or other climate change effects could affect renewals or modifications to permits at our facilities, or result in significantly higher energy and compliance costs, and increased capital expenditures.

Future legislative regulations could also limit harvest levels for commercial timberland operators, which could in turn adversely affect our timberland operations as well as potentially lead to significant increases in capital investments and the cost of energy, wood fiber and other raw materials for our Wood Products facilities. Any one or more of these developments, as well as other unforeseeable governmental responses to climate change, could have a material adverse effect on our results of operations, cash flows and profitability. While we undertake continuous improvements to our manufacturing facilities to meet or exceed future applicable regulations, there can be no assurance that our commitments will be successful, that regulation in the future will not have a negative competitive impact or that economic returns will reflect our capital investments. Failure to successfully manage new or pending regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our financial condition, results of operations and cash flows.

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

Our debt requires interest and principal payments. At December 31, 2022, the total outstanding principal on our long-term debt was approximately $1.0 billion. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our indebtedness could increase.

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

Ownership of our Common Stock

The price of our common stock may be volatile and influenced by several factors, many of which are beyond our control.

The market price of our common stock may be influenced by several factors, many of which are beyond our control, including those described herein under Risk Factors and the following:

•
actual or anticipated fluctuations in our operating results or our competitors’ operating results;
•
announcements by us or our competitors of capacity changes;
•
acquisitions or strategic investments;
•
our growth rate and our competitors’ growth rates;
•
the financial markets, interest rates and general economic conditions;
•
changes in stock market analyst recommendations regarding us or lack of analyst coverage of our common stock;
•
our competitors or the forest products industry;
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

Certain provisions of our certificate of incorporation and bylaws and of Delaware law may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in our best interest and that of our stockholders. Our certificate of incorporation and bylaws include, among other things, the following provisions:

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

We may not continue to repurchase our common stock pursuant to our repurchase program, and any such repurchases may not enhance long-term stockholder value. Stock repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves to a level which may impact our ability to pursue possible future strategic opportunities and acquisitions or meet future obligations.

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). Total stock repurchased under the 2018 Repurchase Program was 1,279,100 shares or approximately $45.0 million (excluding transaction fees). On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchases (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under the 2018 Repurchase Program. Total stock repurchased under the 2022 Repurchase Program for the year ended December 31, 2022, was 1,096,283 shares for approximately $50.0 million (excluding transaction fees). At December 31, 2022, we had remaining authorization of $150.0 million for future stock repurchases under the 2022 Repurchase Program.

The 2022 Repurchase Program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, our liquidity and capital resources, the trading price of our common stock and the nature of other investment opportunities. The 2022 Repurchase Program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our 2022 Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our 2022 Repurchase Program could diminish our cash reserves to a level which may impact our ability to pursue possible future strategic opportunities and acquisitions or meet future obligations. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below levels at which we repurchased shares of stock. Although our 2022 Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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

Additionally, federal and state tax laws are constantly under review by persons involved in the legislative process, the Internal Revenue Service (IRS), the United States Department of the Treasury, and state taxing authorities. Changes to tax laws could adversely affect our stockholders or increase our effective tax rates. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our shareholders may be changed.

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

To our knowledge, no REIT has chosen to pay tax on the undistributed portion of capital gains and we believe it is impractical to do so due to tight reporting deadlines, among other challenges. As a result, our ability to retain REIT cash for use in the business is generally limited by the required distribution rules and our practice of distributing the REIT’s taxable income to stockholders.

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

Accordingly, the manufacture and sale of wood products, certain types of timberland sales, sale of developed real estate and the harvest and sale of logs are conducted through our taxable REIT subsidiary because such activities generate non-qualifying REIT income and could constitute “prohibited transactions” if such activities were engaged in directly by the REIT. In general, prohibited transactions are defined by the Internal Revenue Code to be sales or other dispositions of property held primarily for sale to customers in the ordinary course of a trade or business.

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

Further, the rules with which we must comply to maintain our status as a REIT limit the amount of dividends our REIT can receive from our TRS. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from our TRS and other non-qualifying types of income. This requirement may limit our ability to receive dividends from our TRS and may impact our ability to pay dividends to stockholders and service the REIT's indebtedness using cash from our TRS.

To maintain our REIT qualification, we are required to limit the size of our taxable REIT subsidiary.

Our TRS enables us to engage in non-REIT qualifying business activities, such as our Wood Products manufacturing operations and certain real estate investments. However, no more than 20% of the value of our REIT gross assets may be represented by securities of our TRS under the REIT rules. We must comply with the 20% limit on a quarterly basis. We believe our TRS’s securities comprise a higher percentage of our REIT’s gross assets than most other REITs, which may limit our ability to grow our TRS.

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

We devote significant resources to protecting and improving the security of our systems and have implemented and continue to evaluate security initiatives and disaster recovery plans. We require all employees with company email accounts to complete annual cybersecurity training to learn how to spot and report potential threats and use continuous internal phishing campaigns to test employees’ cyber knowledge and provide supplemental training when necessary. In addition, we maintain cyber liability insurance. However, this insurance may be subject to certain exceptions and may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Attempted cyber-attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals with a wide range of motives and expertise. Our information technology systems and those of our third-party providers are vulnerable to a variety of disruptions, including but not limited to cyber-attacks, including from computer hackers, foreign governments and cyber terrorists; data breaches, malicious software programs (such as malware, viruses and ransomware); or other attacks including those using techniques that change frequently, may be disguised or difficult to detect; or designed to remain dormant until a triggering event, the process of upgrading or replacing software; an intentional or unintentional personnel action; a natural disaster or other catastrophic event; a hardware or software corruption, failure or error; a telecommunications or utility failure; system failures, a service provider failure or error; or any one or more other causes of a security breach, failure or disruption.

Although we have in the past experienced, and may in the future face, cyber-attacks, other cyber incidents or security breaches, we have not experienced a significant cyber event to date. There can be no assurance that our efforts, or efforts of our third-party service providers, will prevent or quickly identify service interruptions or security breaches. Any such interruption, breach or unauthorized access to our network or systems, or the networks and systems of our vendors, could adversely affect our business operations and result in the loss of critical or sensitive information, the unauthorized or accidental disclosure of material confidential information or regulated individual personal data, as well as impact our ability to meet regulatory or compliance obligations, and could result in financial loss, reputational damage, exposure to legal claims or enforcement actions, theft of intellectual property, fines levied by governmental organizations, and increased cybersecurity protection and remediation costs, which in turn could materially and adversely affect our competitiveness and results of operations. Additionally, we may have limited remedies against third-party service providers in the event of service disruptions.

We may be unsuccessful in carrying out our acquisition strategy.

Our real property holdings are primarily timberlands, and we may make additional timberlands and other forest products asset acquisitions in the future. The markets for timberland and forest products assets are highly competitive. We intend to finance acquisitions through cash from operations, borrowings, proceeds from equity or debt offerings, proceeds from asset dispositions, or any combination thereof. Acquisitions may be dilutive to earnings and involve numerous other risks, including the diversion of management attention to integration matters; difficulties in integrating operations and systems; challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures; difficulties in assimilating employees and in attracting and retaining key personnel; challenges in keeping existing customers and obtaining new customers; difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects; contingent liabilities that are larger than expected; and potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with acquired companies.

In addition, it is uncertain whether any acquisitions we make will perform in accordance with our expectations. The failure to identify, complete and successfully integrate acquisitions into our operations could adversely affect our operating results, cash flows, financial condition and the market price of our common stock.

Our financial condition and results of operations may be materially adversely affected by a global health crisis such as coronavirus (COVID-19).

We face risks related to public health epidemics and other outbreaks, including the global outbreak of a novel strain of COVID-19 and its variants. We, our suppliers, contractors and customers modified business practices for the continued health and safety of our employees during the outbreak of COVID-19. If a resurgence of COVID-19 or a potentially more severe global health crisis occurs, we or our suppliers, contractors, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, supply chain disruptions, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. The full extent to which a global health crisis, such as COVID-19, will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new medical and other information that may emerge and the actions by governmental entities or others to contain the crisis or treat its impact. The impact of COVID-19 or other virulent disease may also trigger the occurrence, or exacerbate, other risks discussed herein, any of which could have a material adverse effect on our business, results of operation, cash flows and financial condition.

Our defined benefit pension plans are currently underfunded.

We have a qualified defined benefit pension plan covering certain of our current and former employees which, at December 31, 2022, was 85.9% funded. Future actions involving our qualified and unqualified defined benefit and other postretirement plans, such as annuity buyouts and lump-sum payouts could cause us to incur significant pension and postretirement settlement and curtailment charges and may require cash contributions to maintain a legally required funded status.

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

A strike or other work stoppage, or our inability to renew collective bargaining agreements timely and on favorable terms, could adversely affect our financial results.

Certain employees at one of our sawmills, representing 14% of our total workforce, are covered under a collective bargaining agreement that expires in 2023. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select Market (NASDAQ) with the ticker symbol “PCH”. There were approximately 2,443 stockholders of record as of February 13, 2023.

RECENT SALE OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). Total shares repurchased under the 2018 Repurchase Program for the year ended December 31, 2022 was 103,010 for approximately $4.5 million (excluding transaction fees). We did not repurchase any shares under the 2018 Repurchase Program during the year ended December 31, 2021.

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchases (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under the 2018 Repurchase Program. Total shares repurchased under the 2022 Repurchase Program for the year ended December 31, 2022, was 1,096,283 for approximately $50.0 million (excluding transaction fees). At December 31, 2022, we had remaining authorization of $150.0 million for future stock repurchases under the 2022 Repurchase Program.

Shares under the 2022 Repurchase Program may be repurchased in open market transactions, and in 2022 were purchased pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit. There were no unsettled repurchases at December 31, 2022 and 2021.

The following table provides information with respect to purchases of common stock made by the company during the fourth quarter of 2022:

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1 - October 31	—	$—	—	$200,000,000
November 1 - November 30	1,096,283	$45.61	1,096,283	$150,000,021
December 1 - December 31	—	$—	—	$150,000,021
Total Shares Purchased	1,096,283	$45.61	1,096,283

EQUITY COMPENSATION PLAN INFORMATION

Information required by this item with respect to equity compensation plans is included under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed with the SEC on or about March 28, 2023, and is incorporated herein by reference.

Company Stock Price Performance

The following graph and table show a five-year comparison of cumulative total stockholder returns for our company, the NAREIT Equity Index, the Standard & Poor’s 500 Composite Index and a group of four companies that we refer to as our peer group index for the period ended December 31, 2022. The total stockholder return assumes $100 invested at December 31, 2017, with quarterly reinvestment of all dividends.

	At December 31,
	2018	2019	2020	2021	2022
PotlatchDeltic Corporation	$74	$105	$125	$164	$127
NAREIT Equity Index	$95	$120	$111	$158	$120
S&P 500 Composite Index	$96	$126	$149	$192	$157
2022 Peer Group Index	$69	$100	$114	$150	$123

Our peer group index for 2022 consists of Rayonier Inc., St. Joe Co., UFP Industries and Weyerhaeuser Co. Returns are weighted based on market capitalizations as of the beginning of each year. Deltic has been excluded from our peer group index in the above table and graph for all years presented due to our merger in 2018. Our 2018 return includes the impact of the Deltic earnings and profits special distribution of approximately $3.54 per share. Our 2022 and 2021 returns include the impacts of special dividends of $0.95 per share and $4.00 per share, respectively. See Note 3: Earnings Per Share in the Notes to Consolidated Financial Statements for additional information.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Part I – Item 1. Business, Item 1A. Risk Factors and Part II – Item 8. Financial Statements and Supplementary Data contained in this report. This section generally discusses the results of operations for 2022 compared to 2021. For a discussion comparing our results of operations and liquidity and capital resources for the year ended December 31, 2021 to 2020, refer to this same section (Part II, Item 7) in our 2021 annual report on Form 10-K as filed with the SEC on February 17, 2022.

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

Non-GAAP Measures

To supplement our financial statements presented in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP measures on a consolidated basis, including Adjusted EBITDDA and Cash Available for Distribution (CAD), which are defined and further explained and reconciled to the nearest GAAP measure in the Liquidity and Performance Measures section below. Our definitions of these non-GAAP measures may differ from similarly titled measures used by others. These non-GAAP measures should be considered supplemental to and not a substitute for financial information prepared in accordance with GAAP.

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

Our definition of EBITDDA and Adjusted EBITDDA may be different from similarly titled measures reported by other companies. We define EBITDDA as net income before interest expense, net, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses. See Note 2: Segment Information in the Notes to the Consolidated Financial Statements for information related to the use of segment Adjusted EBITDDA.

CatchMark Merger

On September 14, 2022, CatchMark Timber Trust, Inc. merged into a wholly owned subsidiary (Merger Sub) of PotlatchDeltic, pursuant to the terms of a merger agreement dated May 29, 2022, with the Merger Sub surviving the mergers. The mergers resulted in PotlatchDeltic owning approximately 2.2 million acres of diversified timberlands, including over 1.5 million acres in strengthening markets in the U.S. South. See Note 17: Mergers in the Notes to the Consolidated Financial Statements for additional details surrounding the merger.

Business and Economic Conditions Affecting Our Operations

The demand for timber is directly affected by the underlying demand for lumber and other wood products, as well as by the demand for pulp, paper and packaging. Rising construction costs, a persistently tight labor pool, supply chain challenges and higher mortgage rates negatively impact the pace of housing starts and repair and remodel projects. Our Timberlands and Wood Products segments are impacted by demand for new homes in the United States which was very strong until recently. Higher interest rates and inflation have caused consumer confidence and the pace of housing starts to decline in the second half of 2022. The average 30-year fixed mortgage rate increased 320 basis points during 2022 from approximately 3.2% at the beginning of January to approximately 6.4% at the end of December. In January 2023, the National Association of Home Builders (NAHB) reported the NAHB/Wells Fargo Housing Market Index (HMI) was at 35, roughly half its level at the start of 2022, but slightly above its low point in December. The repair and remodel sector, which is the largest market segment for lumber demand, continues to exhibit favorable underlying fundamentals and is expected to continue to grow in 2023, but at a slower rate than recent years.

While new housing starts have moderated during 2022, we believe long-term housing fundamentals remain favorable, due to a shortage of homes, lower than historical average existing inventory for sale, a large millennial demographic in their prime home-buying years, the continued remote work evolution, and an aging existing housing stock supporting repair and remodel demand. These fundamentals are key drivers for our business.

Inflation has impacted our business, especially for fuel, energy and repair and maintenance costs. Over the last twelve months, the Consumer Price Index (all items) increased 6.5% before seasonal adjustments, while the Producer Price Index (final demand) increased 6.2% on an unadjusted basis after rising 10.0% in 2021.

In our Timberlands segment, sawlog pricing benefited from strong demand for southern pine sawlogs. During 2022, Idaho sawlog prices benefited from being indexed on a four-week lag to lumber prices. Our Southern harvest volume of 4.9 million tons in 2022 was higher than 2021, primarily due to the addition of the CatchMark timberlands in mid-September, favorable harvest conditions and strong log demand. We expect to harvest approximately 7.7 million tons during 2023, with approximately 79% of the volume in the southern region.

During the second quarter of 2021 we experienced a fire at our Ola, Arkansas sawmill. The damage was principally limited to the large log primary breakdown machine center. The planer mill, kiln, and shipping department were not affected. We have adequate property damage and business interruption insurance, subject to an applicable deductible. The new equipment has been installed and the large log line restarted in September 2022. The sawmill is expected to reach its full production rate of 150 million board feet by the end of the first quarter of 2023.

In our Wood Products segment, we shipped just over 1.0 billion board feet of lumber during 2022. Lumber shipments during 2022 were impacted by the Ola sawmill fire. For 2023, we expect to ship approximately 1.1 billion board feet of lumber.

Our Real Estate segment benefited from strong Chenal Valley residential lot and commercial land sales and a 1,760 acre sale in the South for a planned commercial solar farm for approximately $7,500 per acre. We expect to sell approximately 18,000 acres of rural land and 150 residential development lots during 2023.

Consolidated Results

The following table sets forth year-over-year changes in items included in our Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments.

			2022
	Year Ended December 31,		vs.
(in thousands)	2022	2021	2021
Revenues	$1,330,780	$1,337,435	$(6,655)
Costs and expenses:
Cost of goods sold	806,822	715,846	90,976
Selling, general and administrative expenses	76,506	73,432	3,074
CatchMark merger-related expenses	27,325	—	27,325
Environmental charge	5,550	—	5,550
Gain on fire damage	(34,505)	(3,361)	(31,144)
	881,698	785,917	95,781
Operating income	449,082	551,518	(102,436)
Interest expense, net	(27,400)	(29,275)	1,875
Pension settlement charge	(14,165)	—	(14,165)
Non-operating pension and other postretirement benefit costs	(8,138)	(13,227)	5,089
Other	(67)	—	(67)
Income before income taxes	399,312	509,016	(109,704)
Income taxes	(65,412)	(85,156)	19,744
Net income	$333,900	$423,860	$(89,960)
Total Adjusted EBITDDA[1]	$574,155	$652,871	$(78,716)

[1]	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the years presented.

2022 compared with 2021

Revenues

Revenues of $1.3 billion were $6.7 million lower compared to 2021 primarily due to lower lumber prices and shipments and decreased Northern sawlog prices and harvest volumes. The Ola, Arkansas sawmill fire that occurred in June 2021 had a larger effect on lumber shipments in 2022 than 2021. These decreases were partially offset by increased Southern harvest volumes and sawlog prices and increased rural and development real estate sales.

Cost of goods sold

Cost of goods sold increased $91.0 million compared to 2021 mainly due to higher manufacturing and log and haul costs primarily from inflationary price increases in areas such as diesel fuel, energy, and repair and maintenance, as well as increased Southern harvest volumes and rural and development real estate sales.

Selling, general and administrative expenses

SG&A expenses increased $3.1 million compared to 2021, primarily due to inflationary price increases and incremental administrative activities following the CatchMark merger.

CatchMark merger-related expenses

During 2022, merger-related expenses were $27.3 million. This included $7.5 million for severance benefits, $9.3 million for accelerated vesting of CatchMark equity awards that fully vested upon closing of the merger and were allocated to the post-merger period, and $8.1 million for tax gross-up payments to holders of CatchMark Timber Operating Partnership OP Units.

Environmental charge

During 2022, we recorded a $5.6 million charge related to a decision to voluntarily participate in a non-federal sponsored sediment contamination remediation project in Minnesota. See Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information.

Gain on fire damage

During 2022, we recognized insurance recoveries of $35.4 million for fire damage and incurred $0.9 million of disposal costs at our Ola, Arkansas sawmill. During 2021, we recognized insurance recoveries of $15.0 million for fire damage and recorded a $12.1 million charge for the write-off of damaged and obsolete equipment and disposal costs at the Ola sawmill.

Interest expense, net

Interest expense, net decreased $1.9 million compared to 2021, primarily due to higher interest income earned on cash and cash equivalents as a result of higher short-term interest rates in the second half of the year, partially offset by increased interest expense associated with $277.5 million in long-term debt assumed and refinanced in connection with the CatchMark merger.

Pension settlement charge

In March 2022, we transferred $75.6 million of our qualified pension plan assets to an insurance company for the purchase of a group annuity contract. In connection with this transaction, we recorded a non-cash pretax settlement charge of $14.2 million.

Non-operating pension and other postretirement benefit costs

Non-operating pension and other postretirement benefit costs decreased $5.1 million compared to 2021. This decrease is primarily a result of an increase in the discount rate used to determine the benefit obligation partially offset by a decrease in expected return on plan assets.

Income taxes

Income taxes are primarily due to income from our TRS. For 2022, we recorded income tax expense of $65.4 million on TRS income before tax of $270.3 million, which included the $14.2 million pension settlement charge, the $34.5 million gain on fire damage and the $5.6 million environmental charge. For 2021, our TRS's income before tax was $345.5 million, primarily due to historically high lumber prices.

Total Adjusted EBITDDA

Total Adjusted EBITDDA decreased $78.7 million compared to 2021 primarily due to lower lumber prices and shipments and higher manufacturing and log and haul costs. These decreases were partially offset by higher harvest activity and sawlog prices in the Southern region and increases in rural and development real estate sales. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

BUSINESS SEGMENT RESULTS

Timberlands Segment

			2022
	Year Ended December 31,		vs.
(in thousands)	2022	2021	2021
Revenues[1]	$485,590	$449,447	$36,143
Costs and expenses
Logging and hauling	193,081	147,860	45,221
Other	35,432	31,302	4,130
Selling, general and administrative expenses	7,704	7,341	363
Adjusted EBITDDA[2]	$249,373	$262,944	$(13,571)

[1]	Prior to elimination of intersegment fiber revenues of $158.9 million and $164.7 million in 2022 and 2021, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Consolidated Financial Statements.

Timberlands Segment Statistics

			2022
	Year Ended December 31,		vs.
Harvest Volumes (in tons)	2022	2021	2021
Northern region
Sawlog	1,576,758	1,592,474	(15,716)
Pulpwood	39,882	33,134	6,748
Total	1,616,640	1,625,608	(8,968)

Southern region
Sawlog	2,198,782	1,834,141	364,641
Pulpwood	1,878,485	1,578,465	300,020
Stumpage	829,650	476,868	352,782
Total	4,906,917	3,889,474	1,017,443

Total harvest volume	6,523,557	5,515,082	1,008,475

Sales Price/Unit ($ per ton)
Northern region[1]
Sawlog	$182	$188	$(6)
Pulpwood	$51	$34	$17

Southern region[1]
Sawlog	$48	$46	$2
Pulpwood	$32	$29	$3
Stumpage	$17	$16	$1

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2022, compared with the year ended December 31, 2021:

(in thousands)	2022 vs 2021
Adjusted EBITDDA - prior year	$262,944
Harvest volume	15,407
Sales price and mix	1,706
Logging and hauling cost per unit	(30,284)
Forest management, indirect and other	(400)
Adjusted EBITDDA - current year	$249,373

2022 compared with 2021

Timberlands Adjusted EBITDDA for 2022 was $249.4 million, a decrease of $13.6 million compared to 2021 primarily due to the following:

•
Harvest Volume: We harvested 4.9 million tons in the Southern region during 2022, which was 26.2% higher than 2021, primarily due to harvest activity on the CatchMark timberlands acquired mid-September 2022, more favorable harvest conditions and increased stumpage sales. Harvest volumes in the Northern region were consistent with 2021.
•
Sales Price and Mix: Southern sawlog prices increased 4.3%, to $48 per ton, primarily as a result of stronger sawlog demand. Northern sawlog prices decreased 3.2% to $182 per ton, primarily due to the effect of lower indexed sawlog prices in Idaho the second half of the year.
•
Logging and Hauling Cost per Unit: Logging and hauling costs were higher on a per unit basis year over year primarily due to increased diesel costs and higher log and haul rates due to capacity constraints.

Wood Products Segment

			2022
	Year Ended December 31,		vs.
(in thousands)	2022	2021	2021
Revenues	$912,612	$988,888	$(76,276)
Costs and expenses[1]
Fiber costs	322,487	310,842	11,645
Manufacturing costs	75,554	72,165	3,389
Freight, logging and hauling	214,338	201,167	13,171
Finished goods inventory change	(3,606)	1,243	(4,849)
Selling, general and administrative expenses	12,528	11,542	986
Other	404	(1,929)	2,333
Adjusted EBITDDA[2]	$290,907	$393,858	$(102,951)

[1]	Prior to elimination of intersegment fiber costs of $158.9 million and $164.7 million in 2022 and 2021, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Consolidated Financial Statements.

Wood Products Segment Statistics

			2022
	Year Ended December 31,		vs.
	2022	2021	2021
Lumber shipments (MBF)[1]	1,009,748	1,026,289	(16,541)
Lumber sales prices ($ per MBF)	$737	$795	$(58)

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2022, compared with the year ended December 31, 2021:

(in thousands)	2022 vs 2021
Adjusted EBITDDA - prior year	$393,858
Lumber:
Price	(62,589)
Manufacturing costs per unit	(16,432)
Log costs per unit	(6,726)
Volume	(5,029)
Inventory charge	(3,937)
Residuals, panels and other	(8,238)
Adjusted EBITDDA - current year	$290,907

2022 compared with 2021

Wood Products Adjusted EBITDDA for 2022 was $290.9 million, a decrease of $103.0 million compared to 2021 primarily due to the following:

•
Lumber Price: Average lumber sales prices decreased to $737 per MBF during 2022 compared to $795 per MBF during 2021.
•
Manufacturing Cost Per Unit: Higher manufacturing costs per unit was primarily a result of lost production at our Ola, Arkansas sawmill and inflationary price increases at each of our sawmills in areas such as energy and repair and maintenance.
•
Log Costs Per Unit: Log costs per unit were higher primarily as a result of increased indexed log costs at our Idaho sawmill and higher log and haul rates impacting our Lake States sawmills.
•
Lumber Volume: Lumber shipments decreased 16.5 million board feet during 2022 compared to 2021, primarily as a result of decreased shipments from our Ola, Arkansas sawmill following the fire in June 2021.
•
Inventory Charge: Inventory during 2022 was written down $3.9 million, primarily due to high indexed Idaho log costs and market price declines in December 2022. No inventory was written down at the end of 2021.
•
Residual Sales, Panels and Other: Plywood price realizations were lower and manufacturing costs increased as a result of inflationary price increases during 2022 compared to 2021.

Real Estate Segment

			2022
	Year Ended December 31,		vs.
(in thousands)	2022	2021	2021
Revenues	$91,491	$63,813	$27,678
Costs and expenses
Costs of goods sold	13,500	11,180	2,320
Selling, general and administrative expenses	4,733	4,964	(231)
Other	—	212	(212)
Adjusted EBITDDA[1]	$73,258	$47,457	$25,801

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate

	Year Ended December 31,
	2022	2021
Acres sold	20,451	17,665
Average price per acre	$2,349	$2,115

Development Real Estate

	Year Ended December 31,
	2022	2021
Residential lots	181	159
Average price per lot	$111,545	$85,986

Commercial acres	46	11
Average price per acre	$289,722	$277,425

Real Estate Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2022, compared with the year ended December 31, 2021:

(in thousands)	2022 vs 2021
Adjusted EBITDDA - prior year	$47,457
Rural real estate sales	10,671
Real estate development sales	15,479
Selling, general and administrative expenses	231
Other costs, net	(580)
Adjusted EBITDDA - current year	$73,258

2022 compared with 2021

Real Estate Adjusted EBITDDA for 2022 was $73.3 million, an increase of $25.8 million compared with 2021 primarily due to the following:

•
Rural Real Estate Sales: The increase in rural real estate sales is primarily a result of a 1,760 acre sale in the South for $7,500 per acre to an energy provider for a planned commercial solar farm and a 10,700 acre timberland conservation sale in Minnesota in 2022, which were not matched by similarly sized land sales during 2021. Rural real estate sales vary period-to-period with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.
•
Development Real Estate Sales: During 2022, we sold 181 residential lots at an average lot price of $111,545 compared with 159 lots at an average lot price of $85,986 during 2021. In addition, we sold 46 acres of commercial land in Chenal Valley for $289,722 per acre during 2022 compared to 11 acres for $277,425 per acre during 2021. The average price per lot or commercial acre fluctuates based on a variety of factors including size, location and planned end use within the developments.

Liquidity and Capital Resources

Overview

An important source of liquidity is cash generated from our operations, which is highly dependent on selling prices for our products, as described in Part I – Item. Business, and can vary from period to period. Changes in significant sources of cash for the years ended December 31, 2022 and 2021 are presented by category as follows:

	Year Ended December 31,
(in thousands)	2022	2021	Change
Net cash from operating activities	$491,901	$504,886	$(12,985)
Net cash from investing activities	$(147,520)	$(59,145)	$(88,375)
Net cash from financing activities	$(295,562)	$(401,309)	$105,747
Net Cash Flows from Operating Activities

Net cash from operating activities decreased $13.0 million in 2022 compared to 2021 primarily as a result of the following:

•
Cash received from customers increased $6.0 million primarily due to increased harvest and sawlog prices in the Southern region which benefited from increased demand, the addition of the CatchMark timberlands in mid-September 2022, and increased real estate rural land and development sales. These increases were partially offset by lower average lumber prices and reduced lumber shipments at our Ola, Arkansas sawmill following the fire in June 2021.
•
Cash payments increased $80.0 million due to merger-related costs incurred for our merger with CatchMark, inflationary cost increases in areas such as diesel fuel, energy and repair and maintenance in our manufacturing operations and harvest operations and increased Southern harvest activities. These increases were partially offset by reduced vendor payments as a result of lower production at our Ola, Arkansas sawmill following the fire in June 2021.

•
During 2022, we received $26.7 million in insurance proceeds primarily for business interruption as a result of the fire at our Ola, Arkansas sawmill.
•
Cash funding of our pension and other postretirement employee benefit plans decreased $4.0 million.
•
Cash paid for interest, net decreased $1.7 million primarily due to higher interest income earned on cash and cash equivalents as a result of higher short-term interest rates, partially offset by cash interest payments on debt assumed and refinanced in connection with the CatchMark merger in September 2022.
•
Net tax payments decreased $28.7 million as a result of lower taxable income generated from our TRS operations.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
We spent $74.7 million on capital expenditures for property, plant and equipment, timberlands reforestation and road construction projects during 2022 compared to $55.3 million during 2021. Capital expenditures for 2022 include $12.2 million for the Waldo, Arkansas sawmill expansion and modernization project and $18.2 million for the reconstruction of our fire-damaged Ola, Arkansas sawmill, which is largely covered by insurance.
•
During 2022 we received insurance proceeds of $8.8 million for property losses as a result of the fire at our Ola, Arkansas sawmill compared to $15.0 million during 2021.
•
Cash expenditures for timberland acquisitions in 2022 was $110.1 million compared to $20.1 million in 2021. Timberland acquisitions in 2022 included three bolt-on transactions aggregating approximately $101.0 million consisting of approximately 46,000 acres in Mississippi and Arkansas.
•
We acquired $23.6 million of cash in our merger with CatchMark in September 2022.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
We paid dividends of $208.1 million in 2022, including a special dividend totaling $75.7 million. In 2021, we paid dividends of $388.2 million, including a special dividend totaling $276.3 million. In addition to increasing our quarterly dividend from $0.41 per share to $0.44 per share in the fourth quarter of 2021 and to $0.45 per share in the fourth quarter of 2022, our quarterly dividend also increased during 2022 for the issuance of approximately 13.4 million shares to complete the CatchMark and Loutre mergers in September 2022 and December 2021, respectively.
•
We repaid $25.5 million in net long-term debt during 2022, including $22.5 million assumed in the CatchMark merger. In December 2021, we paid off $6.6 million in debt assumed in the merger with Loutre.
•
During 2022, we repurchased approximately 1.2 million shares of our common stock totaling $54.5 million compared to no repurchase of our common stock during 2021.

Future Sources and Uses of Cash

At December 31, 2022, we had cash and cash equivalents of $343.8 million. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under our credit agreement, if needed, to be adequate to meet our future cash requirements.

Our material cash commitments arising in the normal course of business under our known contractual and other obligations as of December 31, 2022, primarily relate to purchase obligations, repayments of long-term debt and related interest, payments under operating and financing leases and pension and postretirement benefits. Purchase obligations primarily include open purchase orders for goods or services, future payments due under timber cutting contracts, commitments for construction contracts, commitments to complete real estate development projects and commitments to acquire property and equipment in the next twelve months. At December 31, 2022, our purchase obligations were approximately $180.0 million, of which $111.0 million is expected to be paid in the next twelve months. Purchase obligations at December 31, 2022, include approximately $118.8 million for the modernization and expansion of our Waldo, Arkansas sawmill discussed below, of which approximately $74.0 million is expected to be paid during 2023. Additionally, we expect net interest payments on long-term debt, including the impact of any associated interest rate swaps and estimated patronage credits from lenders to be approximately $122.0 million over the term of the loans, of which approximately $26.5 million is expected to be paid in 2023.

For further detail on our debt, lease, and pension and other postretirement plans obligations and timing of expected future payments see Note 9: Debt, Note 13: Leases, and Note 15: Savings Plans, Pension Plans and Other Postretirement Employee Benefit Plans in the Notes to Consolidated Financial Statements.

Capital Expenditures

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on expected return on investment. We expect to spend a total of approximately $135 million to $145 million for capital expenditures during 2023, including capital expenditures for the Waldo sawmill expansion and modernization project discussed below.

In June 2022, we announced a project to expand and modernize our Waldo, Arkansas sawmill. The project is expected to increase the mill’s annual capacity from 190 million board feet of dimensional lumber to approximately 275 million board feet. The investment is also expected to reduce the mill’s operating costs significantly. The Waldo investment includes upgrades to the log yard and planer, a new saw line, and a new continuous dry kiln. The existing mill will continue to operate during the project and completion is expected by the end of 2024. We expect to spend approximately $131.0 million on the project, of which $12.2 million was spent in 2022 and approximately $74.0 million is expected to be spent in 2023.

During 2022, we completed the installation of new equipment at our fire damaged Ola, Arkansas sawmill. The large log line restarted in September 2022. The sawmill is expected to reach its full production rate of 150 million board feet by the end of the first quarter of 2023. We received $35.0 million and $15.0 million in insurance proceeds for the fire damage and business interruption at the sawmill for the year ended December 31, 2022, and 2021, respectively. We plan to finalize our insurance claim and we expect to receive the remaining insurance proceeds in 2023.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchases (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under a repurchase program approved in August 2018. At December 31, 2022, we had remaining authorization of $150.0 million for future stock repurchases under the 2022 Repurchase Program. The Repurchase Program may be suspended, terminated or modified at any time for any reason.

Dividends to Shareholders

Returning cash to shareholders through a secure regular dividend and opportunistic share repurchases is an important and durable part of our disciplined capital allocation strategy. Our board of directors, in its sole discretion, determines the actual amount of dividends to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, borrowing capacity, debt covenant restrictions, future acquisitions and dispositions, and REIT requirements. As a result of strong financial results in the first half of 2022, on December 2, 2022, our board of directors approved a special cash dividend of $0.95 per share, or $75.7 million in aggregate, that was paid on December 30, 2022. On December 31, 2021, we paid a special cash dividend of $4.00 per share, or $276.3 million in aggregate.

The following table summarizes the historical tax characteristics of dividends to shareholders for the year ended December 31:

(Amounts per share)	2022	2021
Capital gain dividends	$2.72	$3.87
Qualified dividends	—	0.18
Non-taxable return of capital	—	1.62
Total dividends	$2.72	$5.67

On February 10, 2023, the board of directors approved a quarterly cash dividend of $0.45 per share payable on March 31, 2023, to stockholders of record as of March 3, 2023.

Long-Term Debt and Credit Agreement

At December 31, 2022, our total outstanding net long-term debt was $1.0 billion. All interest rates on our outstanding long-term debt are fixed rates under fixed rate loans or variable rate loans with an associated interest rate swap that fixes the variable benchmark interest rate component.

On December 1, 2022, through an eighth amendment to the Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender, we converted all our outstanding London Inter-Bank Offered Rate (LIBOR) indexed term loans to Secured Overnight Financing Rate (SOFR) indexed rates in the aggregate principal amount of $403.5 million with maturities between 2026 and 2031 under the Amended Term Loan Agreement. In conjunction with amending our term loan agreement, we also concurrently modified the benchmark rate from LIBOR to SOFR in our interest rate swap agreements. The conversion of these debt instruments from LIBOR to SOFR did not have a material impact on our financial position or operating results.

We have a $300.0 million revolving line of credit with a syndicate of lenders, providing loans for us through February 14, 2027. Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At December 31, 2022, there were no borrowings under the revolving line of credit and approximately $0.9 million of the credit facility was utilized by outstanding letters of credit.

See Note 9: Debt in the Notes to the Consolidated Financial Statements for additional information on our debt and credit agreements.

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

The Interest Coverage Ratio is EBITDDA, which is defined in the Agreements as net income adjusted for interest expense, net, income taxes, depreciation, depletion and amortization, the basis of real estate sold and non-cash equity compensation expense, divided by interest expense, net for the same period.

The Leverage Ratio is our Total Funded Indebtedness divided by our Total Asset Value (TAV). Our Total Funded Indebtedness consists of long-term debt, including any current portion of long-term debt, finance lease liabilities, revolving line of credit borrowings and the amount outstanding under the letter of credit subfacility.

The following table presents the components and applicable limits of TAV at December 31, 2022:

(in thousands)
Estimated timberland fair value	$4,848,633
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	289,563
Cash and cash equivalents	343,809
Other[1]	21,694
Total Asset Value	$5,503,699

[1]

Includes, as applicable, Construction In Progress (limited to 10% of TAV), Company-Owned Life Insurance (limited to 5% of TAV) and Investments in Affiliates (limited to 15% TAV) as defined in the Agreements.

At December 31, 2022, we were in compliance with all covenants under the Agreements. The table below sets forth the financial covenants for the Agreements and our status with respect to these covenants at December 31, 2022:

	Covenant Requirement		Actual
Interest Coverage Ratio	≥	3.00 to 1.00	21.4
Leverage Ratio	≤	40%	19%

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade.

Capital Structure

(in thousands)	December 31, 2022	December 31, 2021
Long-term debt (including current portion)	$1,032,680	$758,256
Cash and cash equivalents	(343,809)	(296,151)
Net debt	688,871	462,105
Market capitalization[1]	3,505,255	4,159,034
Enterprise value	$4,194,126	$4,621,139

Net debt to enterprise value	16.4%	10.0%
Dividend yield[2]	4.1%	2.9%
Weighted-average cost of debt, after tax[3]	2.4%	3.1%

[1]	Market capitalization is based on outstanding shares of 79.7 million and 69.1 million times closing share price of $43.99 and $60.22 at December 30, 2022 and December 31, 2021, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.80 and $1.76 divided by share price of $43.99 and $60.22 at December 30, 2022 and December 31, 2021, respectively.
[3]	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credits from lenders on term loan debt.

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

Our definition of EBITDDA may be different from similarly titled measures reported by other companies. We define EBITDDA as net income before interest expense, net, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses.

We reconcile Total Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Year Ended December 31,
(in thousands)	2022	2021
Net income	$333,900	$423,860
Interest expense, net	27,400	29,275
Income taxes	65,412	85,156
Depreciation, depletion and amortization	96,700	75,633
Basis of real estate sold	29,921	27,360
CatchMark merger-related expenses	27,325	—
Environmental charge	5,550	—
Gain on fire damage	(34,505)	(3,361)
Pension settlement charge	14,165	—
Non-operating pension and other postretirement benefit costs	8,138	13,227
Loss on fixed assets	82	1,721
Other	67	—
Total Adjusted EBITDDA	$574,155	$652,871

We define CAD as cash provided by operating activities adjusted for capital spending for purchases of property, plant and equipment, timberlands reforestation and roads, and timberland acquisitions not classified as strategic. Management believes CAD is a useful indicator of the company’s overall liquidity, as it provides a measure of cash generated that is available for dividends to common stockholders (an important factor in maintaining our REIT status), repurchase of the company’s common shares, debt repayment, acquisitions and other discretionary and nondiscretionary activities. Our definition of CAD is limited in that it does not solely represent residual cash flows available for discretionary expenditures since the measure does not deduct the payments required for debt service and other contractual obligations. Therefore, we believe it is important to view CAD as a measure that provides supplemental information to our Consolidated Statements of Cash Flows. Our definition of CAD may be different from similarly titled measures reported by other companies, including those in our industry. CAD is not necessarily indicative of the CAD that may be generated in future periods.

The following table provides a reconciliation of net cash provided by operating activities to CAD:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash from operating activities[1]	$491,901	$504,886
Capital expenditures[2]	(184,804)	(75,414)
CAD	$307,097	$429,472
Net cash from investing activities[3]	$(147,520)	$(59,145)
Net cash from financing activities	$(295,562)	$(401,309)

[1]

Cash from operating activities for the year ended December 31, 2022, includes cash paid for CatchMark merger-related expenses and cash paid for real estate development expenditures of $17.8 million and $8.1 million, respectively. Cash from operating activities for the year ended December 31, 2021, includes cash paid for real estate development expenditures of $9.2 million.

[2]

The year ended December 31, 2022, includes capital expenditures for the rebuild of the Ola, Arkansas sawmill of $18.2 million and $12.2 million for the Waldo, Arkansas sawmill expansion and modernization, and excludes $8.8 million of insurance proceeds for property losses at the Ola sawmill. The year ended December 31, 2021 includes capital expenditures for the rebuild of the Ola, Arkansas sawmill of $7.3 million and excludes $15.0 million of insurance proceeds for property losses at the Ola sawmill.

[3]	Net cash from investing activities includes payments for capital expenditures, which is also included in our reconciliation of CAD.

Critical Accounting Policies and Estimates

In preparing our Consolidated Financial Statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the audit committee of the board of directors. The following critical accounting policies and estimates require some of management’s most difficult, subjective and complex judgment.

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

The discount rate is determined at the measurement date by matching current spot rates of high-quality corporate bonds with maturities similar to the timing of expected cash outflows for benefits. The selection of discount rates requires judgment as well as the involvement of actuarial specialists. These specialists assist with selecting yield curves based on published indices for high-quality corporate bonds and projecting the timing and amount of cash flows associated with our obligations to ultimately support our determination of an appropriate discount rate for our pension plans. We use these estimates to calculate plan obligation information as of year-end as well as pension costs for the following year. Actual experience that differs from our estimates, or any changes in our estimates that support the actuarial methods and assumptions could have a significant effect on our financial position, results of operations and cash flows.

Pension expense for 2023 will be based on a 5.6% discount rate. Holding all other assumptions constant, a 25-basis point decrease in the discount rate would increase the total projected benefit obligation at December 31, 2022 by approximately $6.1 million and increase estimated pension expense for 2023 by approximately $0.1 million. See Note 15: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements for additional information.

Business Combinations and Asset Acquisitions. We apply the principles provided in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, to determine whether an acquisition involves an asset or a business. We account for business combinations using the acquisition method of accounting which requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at estimated fair value as of the acquisition date and (ii) the excess of the purchase price over the net estimated fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. We measure and recognize asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative estimated fair value basis.

As discussed in Note 17: Mergers in the Notes to Consolidated Financial Statements, on September 14, 2022, CatchMark merged into a wholly owned subsidiary (Merger Sub) of PotlatchDeltic, pursuant to the terms of a merger agreement dated May 29, 2022, with the Merger Sub surviving the mergers. We accounted for the transaction as an asset acquisition as it was determined that substantially all of the estimated fair value of the assets acquired were concentrated in timber and timberlands. Accordingly, the purchase price paid for the assets acquired and liabilities assumed were allocated by management based on relative estimated fair value with the assistance of third-party specialists. There is a high degree of subjectivity related to critical estimates and assumptions used in the valuation model, including but not limited to estimated future cash flows and the discount rate applied to the timber and timberlands valuations. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from our estimates.

See Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further information on our accounting policies and new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure on financial instruments includes interest rate risk on our bank credit facility, term loans and interest rate swap agreements and forward-starting interest rate swap agreements. We are exposed to interest rate volatility on existing variable rate debt instruments and future incurrences of fixed or variable rate debt, which exposure primarily relates to movements in various interest rates. We use interest rate swaps and forward-starting swaps to hedge our exposure to the impact of interest rate changes on existing debt and future debt issuances, respectively. All market risk sensitive instruments were entered into for purposes other than trading purposes. We do not attempt to hedge our exposure to interest rate risk for our cash equivalents.

The interest rates applied to borrowings under our credit facility adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments. There were no borrowings under our credit facility at December 31, 2022.

At December 31, 2022, we have interest rate swaps associated with $721.0 million of term loan debt. We use forward-starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated refinancing of existing term loan debt. At December 31, 2022, we had forward-starting interest rate swap contracts designated as cash flow hedges with an aggregated notional amount of $250.0 million associated with anticipated future refinancing of term loan debt maturing through January 2029 that require settlement on the maturity date. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. See Note 10: Derivative Instruments in the Notes to Consolidated Financial Statements for additional information.

Quantitative Information about Market Risks

The table below provides information about our long-term debt, weighted-average interest rates and associated interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and weighted-average variable rates are based on implied forward rates in the yield curve. The table excludes our forward-starting interest rate swaps.

	Expected Maturity Date
(in thousands, except interest rates)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Variable rate debt:
Principal due	$—	$—	$—	$27,500	$138,750	$554,750	$721,000	$721,000
Average interest rate	—	—	—	5.87%	5.35%	5.17%	5.23%
Fixed rate debt:
Principal due	$40,000	$175,735	$100,000	$—	$—	$—	$315,735	$305,234
Average interest rate	4.49%	3.93%	4.05%	—	—	—	4.04%
Interest rate swaps:
Variable to fixed	$—	$—	$—	$27,500	$138,750	$554,750	$721,000	$106,535
Average pay rate	—	—	—	1.42%	0.50%	1.08%	0.98%
Average receive rate	—	—	—	3.67%	3.35%	3.19%	3.24%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
PotlatchDeltic Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PotlatchDeltic Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of the pension benefit obligation

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company’s pension benefit obligation was $232.2 million as of December 31, 2022. The measurement of the pension benefit obligation is based on actuarial assumptions that require judgment. The discount rate applied to pension plan obligations is a critical assumption in the measurement of the pension benefit obligation.

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

Fair value of timber and timberlands

As discussed in Notes 1 and 17 to the consolidated financial statements, the Company acquired CatchMark Timber Trust, Inc. and CatchMark Timber Operating Partnership, L.P. (collectively, CatchMark) on September 14, 2022. The Company accounted for the transaction as an asset acquisition as it determined that substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets. Accordingly, the purchase consideration was allocated to the acquired assets and liabilities, including timber and timberlands, based on their relative estimated fair values. The purchase consideration allocated to the acquired CatchMark timber and timberlands at the acquisition date was $782.3 million.

We identified the evaluation of the fair value of the timber and timberlands acquired in the CatchMark transaction as a critical audit matter. We performed a sensitivity analysis to determine which assumptions used by management most significantly impacted the fair value of the timber and timberland assets acquired. A high degree of subjective auditor judgment and the involvement of professionals with specialized skills and knowledge were required to evaluate certain assumptions used in the valuation model, specifically the discount rate applied and forecasted timber prices. Changes in these assumptions could have had a significant impact on the fair value of the timber and timberland assets used in the determination that substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets and in the allocation of the purchase consideration.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s valuation of the timber and timberlands. This included controls related to the determination of the discount rate and the forecasted timber prices. We involved valuation professionals with specialized skill and knowledge, who assisted in evaluating the assumptions by (1) comparing the discount rate against a discount rate range that was independently developed based on publicly available industry publications and market data for comparable timber transactions, and (2) comparing forecasted timber prices to industry publications.

/s/ KPMG LLP

We have served as the Company’s auditor since 1952.

Seattle, Washington

February 16, 2023

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amount)	2022	2021	2020
Revenues	$1,330,780	$1,337,435	$1,040,930
Costs and expenses:
Cost of goods sold	806,822	715,846	687,781
Selling, general and administrative expenses	76,506	73,432	72,519
CatchMark merger-related expenses	27,325	—	—
Environmental charge	5,550	—	—
Gain on fire damage	(34,505)	(3,361)	—
	881,698	785,917	760,300
Operating income	449,082	551,518	280,630
Interest expense, net	(27,400)	(29,275)	(29,463)
Pension settlement charge	(14,165)	—	(42,988)
Non-operating pension and other postretirement employee benefit costs	(8,138)	(13,227)	(14,226)
Other	(67)	—	—
Income before income taxes	399,312	509,016	193,953
Income taxes	(65,412)	(85,156)	(27,123)
Net income	$333,900	$423,860	$166,830

Net income per share:
Basic	$4.59	$6.29	$2.48
Diluted	$4.58	$6.26	$2.47
Dividends per share	$2.72	$5.67	$1.61
Weighted-average shares outstanding (in thousands)
Basic	72,740	67,352	67,237
Diluted	72,922	67,719	67,568

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income	$333,900	$423,860	$166,830
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits:
Net gain (loss) arising during the period, net of tax expense (benefit) of $2,760, $11,444 and $(3,531)	8,065	31,525	(10,053)
Effect of pension settlement, net of tax expense of $3,612, $0 and $11,177	10,553	—	31,811
Amortization of actuarial loss included in net income, net of tax expense of $1,537, $4,901 and $4,445	4,486	11,732	12,653
Amortization of prior service credit included in net income, net of tax benefit of $(79), $(288) and $(303)	(229)	(818)	(860)
Cash flow hedges, net of tax expense of $987, $1,706 and $396	118,015	35,312	(7,181)
Other comprehensive income, net of tax	140,890	77,751	26,370
Comprehensive income	$474,790	$501,611	$193,200

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
(in thousands, except per share amounts)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$343,809	$296,151
Customer receivables, net	22,813	31,028
Inventories, net	67,958	72,369
Other current assets	36,955	21,630
Total current assets	471,535	421,178
Property, plant and equipment, net	318,184	292,320
Investment in real estate held for development and sale	55,490	65,604
Timber and timberlands, net	2,508,372	1,682,671
Intangible assets, net	17,420	15,491
Other long-term assets	179,554	57,951
Total assets	$3,550,555	$2,535,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$94,861	$78,209
Current portion of long-term debt	39,979	42,977
Current portion of pension and other postretirement employee benefits	4,926	4,993
Total current liabilities	139,766	126,179
Long-term debt	992,701	715,279
Pension and other postretirement employee benefits	77,396	83,674
Deferred tax liabilities, net	41,790	34,874
Other long-term obligations	35,749	49,076
Total liabilities	1,287,402	1,009,082
Commitments and contingencies
Stockholders’ equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued 79,683 and 69,064 shares	79,683	69,064
Additional paid-in capital	2,294,797	1,781,217
Accumulated deficit	(208,979)	(280,910)
Accumulated other comprehensive income (loss)	97,652	(43,238)
Total stockholders’ equity	2,263,153	1,526,133
Total liabilities and stockholders' equity	$3,550,555	$2,535,215

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$333,900	$423,860	$166,830
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	98,234	77,425	77,885
Basis of real estate sold	29,921	27,360	25,348
Change in deferred taxes	(5,257)	25	(14,610)
Pension and other postretirement employee benefits	15,259	22,079	23,666
Pension settlement charge	14,165	—	42,988
Equity-based compensation expense	18,497	8,607	8,063
Gain on fire damage	(34,505)	(3,361)	—
Other, net	(1,235)	363	(1,269)
Change in working capital and operating-related activities, net of mergers
Receivables, net	9,418	(4,404)	(12,439)
Inventories, net	4,410	(10,333)	3,745
Other assets	(7,629)	7,331	4,591
Accounts payable and accrued liabilities	97	(17,626)	25,848
Other liabilities	3,115	(8,167)	1,327
Real estate development expenditures	(8,102)	(9,229)	(6,706)
Funding of pension and other postretirement employee benefits	(5,065)	(9,044)	(10,004)
Proceeds from insurance recoveries	26,678	—	—
Net cash from operating activities	491,901	504,886	335,263

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(56,976)	(38,947)	(22,693)
Timberlands reforestation and roads	(17,718)	(16,401)	(16,234)
Acquisition of timber and timberlands	(110,110)	(20,066)	(6,858)
Proceeds from property insurance	8,750	15,000	—
Cash acquired in CatchMark merger	23,571	—	—
Other, net	4,963	1,269	3,593
Net cash from investing activities	(147,520)	(59,145)	(42,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to common stockholders	(208,133)	(388,241)	(107,853)
Repurchase of common stock	(54,549)	—	(15,364)
Proceeds from issuance of long-term debt	317,500	40,000	46,000
Repayment of long-term debt	(343,000)	(46,366)	(46,000)
Other, net	(7,380)	(6,702)	(1,768)
Net cash from financing activities	(295,562)	(401,309)	(124,985)
Change in cash, cash equivalents and restricted cash	48,819	44,432	168,086
Cash, cash equivalents and restricted cash at beginning of period	296,772	252,340	84,254
Cash, cash equivalents and restricted cash at end of period	$345,591	$296,772	$252,340

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2019	67,221	$67,221	$1,666,299	$(359,330)	$(147,359)	$1,226,831
Net income	—	—	—	166,830	—	166,830
Equity-based compensation expense	—	—	8,063	—	—	8,063
Shares issued for stock compensation	144	144	(144)	—	—	—
Repurchase of common stock	(489)	(489)	—	(14,875)	—	(15,364)
Pension plans and OPEB obligations, net of tax	—	—	—	—	33,551	33,551
Cash flow hedges, net of tax	—	—	—	—	(7,181)	(7,181)
Common dividends, $1.61 per share	—	—	—	(107,853)	—	(107,853)
Other transactions, net	—	—	358	(282)	—	76
Balance, December 31, 2020	66,876	$66,876	$1,674,576	$(315,510)	$(120,989)	$1,304,953
Net income	—	—	—	423,860	—	423,860
Equity-based compensation expense	—	—	8,607	—	—	8,607
Shares issued for stock compensation	226	226	(226)	—	—	—
Common stock issued for Loutre merger	1,962	1,962	98,968	—	—	100,930
Pension plans and OPEB obligations, net of tax	—	—	—	—	42,439	42,439
Cash flow hedges, net of tax	—	—	—	—	35,312	35,312
Common dividends, $5.67 per share	—	—	—	(388,241)	—	(388,241)
Other transactions, net	—	—	(708)	(1,019)	—	(1,727)
Balance, December 31, 2021	69,064	$69,064	$1,781,217	$(280,910)	$(43,238)	$1,526,133
Net income	—	—	—	333,900	—	333,900
Equity-based compensation expense	—	—	9,190	—	—	9,190
Shares issued for stock compensation	344	344	(344)	—	—	—
Repurchase of common stock	(1,199)	(1,199)	—	(53,350)	—	(54,549)
Common stock issued for CatchMark merger	11,474	11,474	504,292	—	—	515,766
Pension plans and OPEB obligations, net of tax	—	—	—	—	22,875	22,875
Cash flow hedges, net of tax	—	—	—	—	118,015	118,015
Common dividends, $2.72 per share	—	—	—	(208,133)	—	(208,133)
Other transactions, net	—	—	442	(486)	—	(44)
Balance, December 31, 2022	79,683	$79,683	$2,294,797	$(208,979)	$97,652	$2,263,153

The accompanying notes are an integral part of these consolidated financial statements.

INDEX FOR NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

PotlatchDeltic Corporation (collectively referred to in this report as the company, us, we or our) is a leading timberland Real Estate Investment Trust (REIT) with operations in nine states. We are engaged in activities associated with timberland management, including the sale of timber, the management of nearly 2.2 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacture and sale of wood products and the development of real estate. Our timberlands, real estate development projects and all of our Wood Products facilities are located within the continental United States. The primary market for our products is the United States. We converted to a REIT effective January 1, 2006.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are investments that are highly liquid with original maturities of three months or less when purchased. The following provides a reconciliation of cash, cash equivalents, and restricted cash at December 31:

(in thousands)	2022	2021	2020
Cash and cash equivalents	$343,809	$296,151	$252,340
Restricted cash included in other long-term assets[1]	1,782	621	—
Total cash, cash equivalents, and restricted cash	$345,591	$296,772	$252,340

[1]	Consists of proceeds held by a qualified intermediary that are intended to be reinvested in timberlands.

The following presents supplemental disclosures to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$569	$1,521	$1,142
Accrued timberlands reforestation and roads	$1,142	$1,190	$697
Equity issued as consideration in the CatchMark merger	$508,314	$—	$—
Long-term debt and other liabilities assumed in the CatchMark merger	$323,102	$—	$—
Equity issued as consideration in the Loutre merger	$—	$100,930	$—
Long-term debt assumed in the Loutre merger	$—	$6,366	$—

CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net of amounts capitalized[1]	$26,254	$27,934	$28,518
Income taxes, net	$70,000	$98,670	$25,790

[1]	Net of cash received for interest income of $3.9 million, $0.1 million and $0.3 million for the year ended December 31, 2022, 2021 and 2020, respectively.

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

We account for business combinations using the acquisition method of accounting which requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at estimated fair value as of the acquisition date and (ii) the excess of the purchase price over the net estimated fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. We measure and recognize asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative estimated fair value basis. Transaction costs are expensed in a business combination and transaction costs directly attributable to an asset acquisition are considered a component of the cost of the asset acquisition. See Note 17: Mergers for additional information.

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

We record deferred revenue for hunting and other access rights on our timberlands, payments received for shipments where control of goods have not transferred, member related activities at an owned country club and certain post-close obligations for real estate sales. These contract liabilities are recognized over the term of the contracts, which is typically twelve months or less, except for initiation fees which are recognized over the average life of club membership. See Note: 8 Accounts Payable and Accrued Liabilities for additional information.

ASC 606 requires entities to consider significant financing components of contracts with customers, though allows for the use of a practical expedient when the period between satisfaction of a performance obligation and payment receipt is one year or less. Given the nature of our revenue transactions, we have elected to utilize this practical expedient.

Contract Estimates

There are no significant contract estimates as substantially all of our performance obligations are satisfied as of a point in time. The transaction price for log sales includes amounts billed for logging and hauling and generally equals the amount billed to our customer for logs delivered during the accounting period. For the limited number of log sales subject to a long-term supply agreement, the transaction price is variable but is known at the time of billing. For wood products sales, the transaction price is typically the amount billed to the customer for the products shipped but may be reduced slightly for estimated cash discounts and rebates. In general, a customer receivable is recorded as we deliver wood products, logs and residuals. We generally receive payment shortly after products have been received by our customers. For real estate sales we typically receive the entire consideration in cash at closing. At December 31, 2022 and 2021, the allowance for credit losses associated with our customer receivables was insignificant.

See Note 2: Segment Information for information on our revenues by major products.

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

In June 2021, we experienced a fire at our Ola, Arkansas sawmill and as a result wrote-off $9.5 million of net book value of property and equipment during the year ended December 31, 2021. See Note 5: Property, Plant and Equipment for further discussion on the fire at our Ola, Arkansas sawmill. There were no other events or changes in circumstances that indicated the carrying amounts of our other long-lived held and used assets were not recoverable during the years ended December 31, 2022, 2021 or 2020. For the year ended December 31, 2022, 2021 and 2020 we recorded losses on disposal of property, plant and equipment, excluding the losses from the Ola, Arkansas sawmill fire, of $0.1 million, $1.7 million, and $0 million, respectively.

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

INTANGIBLE ASSETS

We have both indefinite-lived and long-lived intangible assets. Long-lived intangible assets include customer relationships and certain trade names we estimate have a finite life and are being amortized between 3 and 20 years depending on the type of intangible asset, and are evaluated for impairment under our Recovery of Long-Lived Assets policy described above. During the year ended December 31, 2022, we recorded a $3.0 million intangible asset for customer relationships acquired in the CatchMark merger. See Note 17: Mergers for additional information. At December 31, 2022 and 2021, the gross carrying amount of our long-lived intangible assets were $11.4 million and $8.4 million, respectively, and accumulated amortization was $4.2 million and $3.1 million, respectively. Amortization expense for the customer relationships and trade names totaled $1.1 million in 2022, and $0.8 million in both 2021 and 2020.

Estimated annual amortization expense for each of the next five years is as follows:

(in thousands)	2023	2024	2025	2026	2027
Estimated amortization expense[1]	$1,779	$1,779	$1,488	$780	$780

[1]	These amounts could vary if acquisitions of additional intangible assets occur in the future.

Our indefinite-lived intangible assets consist of trade names and were $10.2 million at December 31, 2022 and 2021 and are not amortized. Rather, they are tested for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets.

We did not impair any intangible assets during the years ended December 31, 2022, 2021 or 2020.

COMPANY OWNED LIFE INSURANCE

We are the beneficiary of insurance policies on the lives of certain past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our Consolidated Balance Sheets. Company owned life insurance expense and interest income are included in selling, general and administrative expenses and interest expense, net, respectively, in the Consolidated Statements of Operations. The net effect of these amounts on income was not significant for the years ended December 31, 2022, 2021 and 2020. Cash receipts and disbursements are recorded as investing activities within Other, net in the Consolidated Statements of Cash Flows.

DERIVATIVE INSTRUMENTS

We use, from time to time, certain derivative instruments to mitigate exposure to volatility in interest rates and effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense and cash flows. All derivatives, whether designated as a hedging relationship or not, are recorded in the Consolidated Balance Sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument as a fair value hedge or cash flow hedge based on the exposure being hedged. At December 31, 2022 and 2021, we did not hold any derivatives designated or qualifying as fair value hedges.

For a cash flow hedge, the fair value of the effective portion of the derivative is recognized as an asset or liability with a corresponding amount in Accumulated Other Comprehensive Income (Loss) on our Consolidated Balance Sheets. Amounts recorded in Accumulated Other Comprehensive Income (Loss) are recognized in earnings when the underlying hedged transaction affects earnings. Ineffectiveness is measured by comparing the present value of the cumulative change in the expected future cash flows of the derivative and the present value of the cumulative change in the expected future cash flows of the related instrument. Any ineffective portion of a cash flow hedge is recognized in earnings immediately.

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

Cash flows associated with all derivative instruments are reported as cash flows from operating activities in the Consolidated Statements of Cash Flows, unless the derivative contains an other-than-insignificant financing element at the inception date, in which case the derivative instrument's cash flows are reported as either cash flows from investing or financing activities depending on the derivative's off-market nature at inception.

We have International Swap Dealers Association ("ISDA") Master Agreements with each counterparty that permits the net settlement of amounts owed under the respective contracts. The ISDA Master Agreement is an industry standardized contract that governs all derivative contracts entered into between the company and the respective counterparty. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date for similar types of derivative transactions. We have not elected to offset the fair value positions of the derivative contracts recorded in the Consolidated Balance Sheets. See Note 10: Derivative Instruments for additional information.

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

See Note 11: Fair Value Measurements for additional information.

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

COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

We accrue estimates for resolution of any legal and other contingencies when losses are probable and estimable, in accordance with ASC 450, Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. See Note 18: Commitments and Contingencies for additional information.

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted in 2022

In March 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting impacts related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs can be adopted after their respective issuance dates through December 31, 2022. The guidance in these ASUs, which we can apply immediately, is optional and may be elected over time as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

In November 2022, we entered into bilateral agreements with our swap counterparties to transition all of our remaining LIBOR-indexed interest rate swap agreements to SOFR. Additionally, in December 2022, through an amendment to the term loan agreement with our primary lender, we converted our outstanding LIBOR based variable term loans to SOFR denominated variable rates in the aggregate principal amount of $403.5 million. As of December 31, 2022, all of our interest rate swap agreements and variable rate term loans were indexed to SOFR. The adoption of ASU 2020-04 and the related amendments did not have a material impact on our consolidated financial statements. See Note 9: Debt and Note 10: Derivative Instruments for additional information.

NOTE 2. SEGMENT INFORMATION

Our operations are organized into three reportable segments: Timberlands, Wood Products and Real Estate. Management activities in the Timberlands segment include planting and harvesting trees and building and maintaining roads. The Timberlands segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights contracts, oil and gas royalties and carbon sequestration. The Wood Products segment manufactures and markets lumber and plywood. The Real Estate segment includes the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives, master planned community development and a country club. Sales outside of the United States are inconsequential and no single customer represented more than 10% of our consolidated revenues during 2022, 2021 or 2020.

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

The following table represents our revenues by major product:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Timberlands
Northern region
Sawlogs	$286,970	$299,330	$213,030
Pulpwood	2,038	1,134	4,502
Stumpage	—	—	316
Other	1,131	993	1,581
Total Northern revenues	290,139	301,457	219,429

Southern region
Sawlogs	106,582	83,836	93,828
Pulpwood	60,363	45,957	49,084
Stumpage	13,903	7,533	4,077
Other	14,603	10,664	10,101
Total Southern revenues	195,451	147,990	157,090

Total Timberlands revenues	485,590	449,447	376,519

Wood Products
Lumber	744,139	816,149	573,069
Residuals and Panels	168,473	172,739	125,336
Total Wood Products revenues	912,612	988,888	698,405

Real Estate
Rural real estate	48,039	37,622	81,979
Development real estate	33,561	16,751	14,979
Other	9,891	9,440	7,458
Total Real Estate revenues	91,491	63,813	104,416

Total segment revenues	1,489,693	1,502,148	1,179,340
Intersegment Timberlands revenues[1]	(158,913)	(164,713)	(138,410)
Total consolidated revenues	$1,330,780	$1,337,435	$1,040,930

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

Management uses Adjusted EBITDDA to evaluate the operating performance and effectiveness of operating strategies of our segments and allocation of resources to them. EBITDDA is calculated as net income before interest expense, net, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses. Our calculation of Adjusted EBITDDA may not be comparable to that reported by other companies.

The following table summarizes information for each of the company’s reportable segments and includes a reconciliation of Total Adjusted EBITDDA to income before income taxes. Corporate information is included to reconcile segment data to the Consolidated Financial Statements.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Adjusted EBITDDA:
Timberlands	$249,373	$262,944	$182,802
Wood Products	290,907	393,858	176,095
Real Estate	73,258	47,457	86,476
Corporate	(49,314)	(47,393)	(48,451)
Eliminations and adjustments	9,931	(3,995)	(14,694)
Total Adjusted EBITDDA	574,155	652,871	382,228
Interest expense, net[1]	(27,400)	(29,275)	(29,463)
Depreciation, depletion and amortization	(96,700)	(75,633)	(76,261)
Basis of real estate sold	(29,921)	(27,360)	(25,348)
Environmental charge	(5,550)	—	—
CatchMark merger-related expenses	(27,325)	—	—
Gain on fire damage	34,505	3,361	—
Pension settlement charge	(14,165)	—	(42,988)
Non-operating pension and other postretirement employee benefits	(8,138)	(13,227)	(14,226)
(Loss) gain on fixed assets	(82)	(1,721)	11
Other	(67)	—	—
Income before income taxes	$399,312	$509,016	$193,953

[1]	Includes amortization of bond discounts and deferred loan fees.

The following table summarizes additional reportable segment financial information:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Depreciation, depletion and amortization:
Timberlands	$59,532	$45,403	$51,047
Wood Products	35,953	28,802	23,611
Real Estate	695	640	620
Corporate	520	788	983
	96,700	75,633	76,261
Bond discount and deferred loan fees[1]	1,534	1,792	1,624
Total depreciation, depletion and amortization	$98,234	$77,425	$77,885
Basis of real estate sold:
Real Estate	$29,932	$27,381	$25,990
Elimination and adjustments	(11)	(21)	(642)
Total basis of real estate sold	$29,921	$27,360	$25,348
Assets:
Timberlands[2]	$2,545,608	$1,713,582	$1,617,809
Wood Products	441,196	435,300	421,066
Real Estate[3]	71,949	81,561	89,509
	3,058,753	2,230,443	2,128,384
Corporate	491,802	304,772	252,681
Total consolidated assets	$3,550,555	$2,535,215	$2,381,065
Capital Expenditures:[4]
Timberlands	$17,752	$16,163	$16,252
Wood Products	55,913	38,360	21,565
Real Estate[5]	8,757	9,798	7,088
	82,422	64,321	44,905
Corporate	374	256	728
Total capital expenditures	$82,796	$64,577	$45,633

[1]	Included within interest expense, net in the Consolidated Statements of Operations.
[2]	We do not report rural real estate separate from Timberlands as we do not report these assets separately to management.
[3]	Real Estate assets primarily consist of the master planned community development and a country club, both located in Arkansas.
[4]	Does not include the acquisition of timber and timberlands, all of which were acquired by our Timberlands segment.
[5]	Real Estate capital expenditures include development expenditures of $8.1 million, $9.2 million and $6.7 million for the year ended December 31, 2022, 2021 and 2020, respectively.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share for the year ended December 31:

(in thousands)	2022	2021	2020
Basic weighted-average shares outstanding	72,740	67,352	67,237
Incremental shares due to:
Performance shares	149	307	289
Restricted stock units	33	60	42
Diluted weighted-average shares outstanding	72,922	67,719	67,568

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

At December 31, 2022, 2021 and 2020, there were approximately 119,000, 48,600, and 1,100 stock-based awards, respectively, which were excluded from the calculation of earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

SHARE REPURCHASE PROGRAM

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). During the year ended December 31, 2022, and 2020, we repurchased 103,010 and 489,850 shares of our common stock (at a total consideration of $4.5 million and $15.4 million), respectively, under the 2018 Repurchase Program. We did not repurchase any shares under the 2018 Repurchase Program during the year ended December 31, 2021.

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under the 2018 Repurchase Program.

Shares under the 2022 Repurchase Program may be repurchased in open market transactions, and in 2022, were purchased pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934. The 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason. During the year ended December 31, 2022, we repurchased 1,096,283 shares of our common stock for total consideration of $50.0 million under the 2022 Repurchase Program. As such, total aggregate repurchases under the 2018 and 2022 Repurchase Programs were 1,199,293 shares for total consideration of $54.5 million during the year ended December 31, 2022. At December 31, 2022, we had remaining authorization of $150.0 million for future stock repurchases under the 2022 Repurchase Program. Transaction costs are not counted against authorized funds.

We record share purchases upon trade date, as opposed to the settlement date. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit. There were no unsettled repurchases at December 31, 2022 and 2021.

DIVIDENDS

Generally, a REIT must distribute its taxable income each year and there is a 20% limit on the value of our PotlatchDeltic TRS, including cash, that can be retained. As a result of strong financial results in the first half of 2022, on December 2, 2022, our board of directors approved a special cash dividend of $0.95 per share, or $75.7 million in aggregate, that was paid on December 30, 2022. On December 31, 2021, we paid a special cash dividend of $4.00 per share, or $276.3 million in aggregate as a result of large cash balances in both our REIT and TRS during 2021 driven by record lumber and indexed sawlog prices.

On February 10, 2023, the board of directors approved a quarterly cash dividend of $0.45 per share payable on March 31, 2023, to stockholders of record as of March 3, 2023.

NOTE 4. INVENTORIES

Inventories consist of the following at December 31:

(in thousands)	2022	2021
Logs	$30,586	$41,199
Lumber, plywood and veneer	35,888	34,528
Materials and supplies	21,262	17,780
	87,736	93,507
Less: LIFO reserve	(19,778)	(21,138)
Total inventories	$67,958	$72,369

Inventories valued on the LIFO basis represented 77% and 79% of the total logs, lumber, plywood, and veneer inventory at December 31, 2022 and 2021, respectively. If the LIFO inventory method had not been used, inventory balances would be higher by $19.8 million and $21.1 million at December 31, 2022 and 2021, respectively.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at December 31:

(in thousands)	Range of useful lives	2022	2021
Land		$7,171	$7,171
Buildings and improvements	10-40 years	137,567	128,387
Machinery and equipment	2-25 years	425,713	375,860
Construction in progress		18,484	20,906
		588,935	532,324
Less: accumulated depreciation		(270,751)	(240,004)
Total property, plant and equipment, net		$318,184	$292,320

Depreciation expense for property and equipment, including assets under finance leases, was $37.6 million, $30.6 million and $25.2 million in 2022, 2021 and 2020, respectively. In June 2022, we announced a project to expand and modernize our Waldo, Arkansas sawmill with completion expected in 2024. We expect to spend approximately $131.0 million on the project, of which $12.2 million was spent in 2022. Additionally, we accelerated the useful life of certain property, plant and equipment identified to be replaced as part of the sawmill expansion resulting in approximately $7.0 million of additional depreciation expense during the year ended December 31, 2022. These assets are expected to remain in use until the project is complete.

OLA, ARKANSAS SAWMILL FIRE

On June 13, 2021, a fire occurred at our Ola, Arkansas sawmill. There were no injuries or environmental issues from the fire. The damage was principally limited to the large log primary breakdown area of the mill. The planer mill, kiln, and shipping department were not affected. We have adequate property damage and business interruption insurance and expect to be reimbursed for both property damage and business interruption losses by our insurance carriers, subject to a $2.0 million deductible, under which we filed a claim with the insurance carriers. The new equipment has been installed and the large log line restarted in September 2022. The sawmill is expected to reach its full production rate by the end of the first quarter of 2023. We plan to finalize our insurance claim and expect to receive the remaining insurance proceeds in 2023.

Damaged and obsolete fixed asset write-offs, disposal costs, insurance recoveries for the Ola, Arkansas sawmill fire and net gain on fire damage consist of the following for the year ended December 31:

(in thousands)	2022	2021
Fixed asset write-offs	-	(9,544)
Disposal costs	(924)	(2,595)
Total fixed asset loss on disposal	(924)	(12,139)

Insurance recoveries	35,000	15,000
Gain on fire damage at Ola	34,076	2,861

Insurance recoveries on timberlands fire damage	429	500
Gain on fire damage	34,505	3,361

During the year ended December 31, 2022, we received $35.0 million of insurance recoveries for the Ola sawmill fire, of which we recorded $26.2 million for business interruption recoveries and $8.8 million for property damage. No business interruption insurance was recorded during the year ended December 31, 2021, as discussions with the insurance carriers for business interruption claims were ongoing. During the year ended December 31, 2021, insurance recoveries of $15.0 million were received for property damage at the Ola sawmill. Insurance recoveries are recorded when deemed probable and reasonably estimable.

NOTE 6. TIMBER AND TIMBERLANDS

Timber and Timberlands consist of the following at December 31:

(in thousands)	2022	2021
Timber and timberlands	$2,416,134	$1,597,011
Logging roads	92,238	85,660
Total timber and timberlands, net	$2,508,372	$1,682,671

Depletion from company-owned lands totaled $54.0 million, $40.4 million and $46.3 million in 2022, 2021 and 2020, respectively. Amortization of road costs, such as bridges, culverts and gravel surfacing, totaled $3.5 million, $3.5 million and $3.6 million in 2022, 2021 and 2020, respectively.

During the year ended December 31, 2022, we were the successful bidder for three bolt-on timberland transactions, aggregating approximately $101.0 million, consisting of approximately 46,000 acres in Mississippi and Arkansas. Additionally, on September 14, 2022, we completed our merger with CatchMark which consists of approximately 348,000 acres in Alabama, Georgia and South Carolina. See Note 17: Mergers for additional information.

Future payments due under timber cutting contracts at December 31, 2022 were $12.7 million.

NOTE 7. OTHER ASSETS

Other Current Assets consist of the following at December 31:

(in thousands)	2022	2021
Real estate held for sale	$23,072	$12,013
Prepaid expenses	6,063	4,134
Other	7,820	5,483
Total other current assets	$36,955	$21,630

Other Long-Term Assets consist of the following at December 31:

(in thousands)	2022	2021
Interest rate swaps	$144,583	$31,306
Operating leases	9,306	8,514
Mineral rights	5,880	6,436
Investment in company owned life insurance (COLI), net	4,311	3,923
Other	15,474	7,772
Total other long-term assets	$179,554	$57,951

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities consist of the following at December 31:

(in thousands)	2022	2021
Accrued payroll and benefits	$29,051	$28,944
Accounts payable	12,241	12,749
Deferred revenue	10,860	8,392
Accrued interest	7,778	6,046
Accrued taxes	7,161	6,848
Other current liabilities	27,770	15,230
Total accounts payable and accrued liabilities	$94,861	$78,209

NOTE 9. DEBT

Long-term Debt consists of the following at December 31:

(in thousands)	2022	2021
Variable rate term loans[1]	$721,000	$403,500
Fixed rate term loans[2]	250,000	290,000
Revenue bonds[3]	65,735	65,735
Medium-term notes[4]	—	3,000
Long-term principal	1,036,735	762,235
Debt issuance costs	(2,324)	(1,598)
Unamortized discounts	(1,731)	(2,381)
Total long-term debt	1,032,680	758,256
Less: current portion of long-term debt	(39,979)	(42,977)
Long-term debt	$992,701	$715,279

[1]

Variable rate term loans are at rates of one-month SOFR plus a spread between 1.68% and 2.30% and mature between 2026 and 2032. As of December 31, 2022, the one-month SOFR rate was 4.33%. We have entered into interest rate swaps to fix the interest rate on these variable rate term loans. See Note 10: Derivative Instruments for additional information.

[2]	Fixed rate term loans are at rates between 4.05% and 4.64% and mature between 2023 and 2025.
[3]	Revenue bonds have a fixed rate of 2.75% and mature in 2024.
[4]	Medium-term notes had a fixed rate of 8.75% and were repaid upon maturity in January 2022.

TERM LOANS

On September 14, 2022, through a seventh amendment to the Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender, we refinanced $277.5 million of long-term debt assumed in our merger with CatchMark. The seventh amendment to the Amended Term Loan Agreement provided for a new 5-year term loan in the principal amount of $138.75 million maturing on September 1, 2027, and a new 8-year term loan in the principal amount of $138.75 million maturing on September 1, 2030 (collectively the New Term Loans). The New Term Loans bear interest at a rate equal to one-month SOFR plus 2.0% per annum. In addition, the 8-year term loan provides for a cost-of-capital reset at year five. In connection with the refinance, we entered into two one-month SOFR-indexed interest rate swaps to fix the interest rates on the New Term Loans at 2.50% and 2.66% respectively, before patronage credits from lenders. See Note 17: Mergers for additional information on the merger.

In December 2022, through an eighth amendment to the Amended Term Loan Agreement, we refinanced an existing term loan of $40.0 million that matured with a new term loan that matures in November 2032. The new term loan carries a variable interest rate of one-month SOFR plus 2.30%. In conjunction with the new term loan we entered into $40.0 million of interest rate swaps to fix the rate at 3.28% before patronage credits from lenders. Additionally, this amendment converted all our outstanding LIBOR-indexed variable term loans to SOFR-indexed variable rates, plus a SOFR adjustment of 0.10%, in the aggregate principal amount of $403.5 million with maturities between 2026 and 2031 under the Amended Term Loan Agreement. We have entered into SOFR-indexed interest rate swaps to fix the interest rate on these SOFR-indexed variable term loans. See Note 10: Derivative Instruments for additional information on our derivative instruments.

At December 31, 2022, $971.0 million was outstanding under our Amended Term Loan Agreement.

DEBT ISSUANCE COSTS AND UNAMORTIZED DISCOUNTS

Debt issuance costs represent the capitalized direct costs incurred related to the issuance of debt. These costs are amortized to interest expense over the terms of the respective borrowings.

Unamortized discounts include a $4.9 million fair value adjustment to the $100.0 million term loan assumed in the Deltic merger. The unamortized balance of the fair value adjustment at December 31, 2022, was $1.7 million and will be amortized through the term loan’s maturity in 2025.

DEBT MATURITIES

Scheduled principal payments due on long-term debt at December 31, 2022 are as follows:

(in thousands)
2023	$40,000
2024	175,735
2025	100,000
2026	27,500
2027	138,750
Thereafter	554,750
Total	$1,036,735

CREDIT AGREEMENT

On December 14, 2021, we entered into the Third Amended and Restated Credit Agreement (Amended Credit Agreement). The Amended Credit Agreement extended the expiration date to February 14, 2027, and reduced our revolving line of credit from $380.0 million to $300.0 million. Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. The Amended Credit Agreement also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit.

We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

Pricing on the Amended Credit Agreement is set according to the type of borrowing. LIBOR borrowings under the Amended Credit Agreement are issued at a rate equal to the LIBOR Rate plus an applicable rate, while Base Rate borrowings are issued at a rate equal to a Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus one half of one percent, (b) LIBOR that would then be applicable to a new LIBOR loan with a one month interest period plus 1%, and (c) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate." The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 0.85% to 1.10% for LIBOR loans and actual rate for Base Rate loans can range from 0% to 0.10% depending on our credit rating. Additionally, the Amended Credit Agreement provides mechanics relating to the transition from the use of LIBOR to a replacement benchmark rate upon the occurrence of certain transition events or elections made by the parties. As of December 31, 2022, we were able to borrow under the bank credit facility with an additional Applicable Rate of 1.025% for LIBOR Loans and 0.025% for Base Rate Loans. We also pay an annual fee of 0.175% on the $300.0 million revolving line of credit. At December 31, 2022, there were no borrowings under the revolving line of credit and approximately $0.9 million of the credit facility was utilized by outstanding letters of credit.

FINANCIAL COVENANTS

The Amended Term Loan Agreement and the Amended Credit Agreement (collectively referred to as the Agreements) contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The Agreements also contain financial maintenance covenants including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. We are permitted to pay dividends to our stockholders under the terms of the Agreements so long as we expect to remain in compliance with the financial maintenance covenants. We were in compliance with all debt and credit agreement covenants at December 31, 2022.

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

Prior to our merger with CatchMark, we held $567.5 million of one-month LIBOR-indexed forward-starting interest rate swaps designated as cash flow hedges that were entered into in March 2020, to effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on $567.5 million of expected future debt refinances through January 2029, with expected interest payments through January 2039, by converting the benchmark interest rate. On September 15, 2022, we terminated $277.5 million of these forward-starting interest rate swaps and transferred the value realized from their termination into two new swaps to hedge the variability in future cash flows on the SOFR-indexed New Term Loans of $277.5 million. These two new one-month SOFR-indexed interest rate swaps with a notional amount of $138.75 million each effectively fix the interest rates at 2.50% and 2.66% on the New Term Loans before patronage credits from lenders. See Note 9: Debt for additional information. At December 31, 2022, we have $250.0 million of remaining forward-starting interest rate swaps designated as cash flow hedges for expected future debt refinances that require settlement on the stated maturity date.

Additionally, in connection with the CatchMark merger, we acquired two LIBOR-indexed interest rate swaps with a combined notional amount of $275.0 million which were used to fix the interest rates on CatchMark’s long-term debt. These interest rate swaps had a fair value of $19.2 million at the date of the CatchMark merger. We terminated these interest rate swaps and transferred the value realized from their termination into an existing $150.0 million LIBOR-indexed interest rate swap associated with a $150.0 million term loan maturing January 1, 2029, resulting in the reduction of the LIBOR-indexed swap rate from 2.71% to 0.49%.

In November 2022, we entered into bilateral agreements with our swap counterparties to transition all our remaining LIBOR-indexed interest rate swap agreements to SOFR. At December 31, 2022, we have interest rate swaps associated with $721.0 million of term loan debt. These cash flow hedges convert variable rates ranging from one-month SOFR plus 1.68% to 2.30%, to fixed rates ranging from 2.21% to 4.79%.

The gross fair values of our cash flow derivative instruments on our Consolidated Balance Sheets as of December 31 are as follows:

		Asset Derivatives			Liability Derivatives
(in thousands)	Location	2022	2021	Location	2022	2021
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, current[1]	$—	$2,191	Accounts payable and accrued liabilities[1]	$—	$—
Interest rate contracts	Other assets, non-current	144,583	31,306	Other long-term obligations	—	24,060
		$144,583	$33,497		$—	$24,060

[1]	Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on our Consolidated Statements of Operations:

		Year Ended December 31,
(in thousands)	Location	2022	2021	2020
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income (loss) recognized in other comprehensive income, net of tax		$116,774	$26,206	$(14,632)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax[1]	Interest expense	$(1,241)	$(9,106)	$(7,451)

Interest expense, net		$27,400	$29,275	$29,463

[1]

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

At December 31, 2022, the amount of net gains expected to be reclassified into earnings in the next 12 months is approximately $16.8 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the SOFR rate at the time of net swap cash payments.

NOTE 11. FAIR VALUE MEASUREMENTS

Carrying amounts and estimated fair values of our financial instruments as of December 31 are as follows:

	2022		2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$144,583	$144,583	$33,497	$33,497
Derivative liabilities related to interest rate swaps (Level 2)	$—	$—	$(24,060)	$(24,060)

Long-term debt, including current portion (Level 2):
Term loans	$(969,269)	$(961,632)	$(691,119)	$(705,135)
Revenue bonds	(65,735)	(64,602)	(65,735)	(69,278)
Medium-term notes	—	—	(3,000)	(3,007)
Total long-term debt[1]	$(1,035,004)	$(1,026,234)	$(759,854)	$(777,420)

Company owned life insurance (Level 3)	$4,311	$4,311	$3,923	$3,923

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

The fair value of interest rate swaps are determined using a discounted cash flow analysis based on third party sources, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate forward curves.

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

NOTE 12. EQUITY-BASED COMPENSATION PLANS

We issue new shares of common stock to settle performance stock awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units. At December 31, 2022, approximately 2.1 million shares were available for future use under our long-term incentive plans.

The following table details our compensation expense and the related income tax benefit for company specific equity awards for the year ended December 31:

(in thousands)	2022	2021	2020
Employee equity-based compensation expense:
Performance stock awards	$5,887	$5,381	$5,083
Restricted stock units	3,107	3,041	2,904
Deferred compensation stock equivalent units expense	196	185	76
Total equity-based compensation expense	$9,190	$8,607	$8,063

Total tax benefit recognized for shared-based payment awards	$457	$428	$357

Additionally, we recognized $9.3 million in stock-based compensation expense for the accelerated vesting of CatchMark equity awards related to the CatchMark merger which is included in CatchMark merger-related expenses on the Consolidated Statements of Operations. See Note 17: Mergers for additional information.

PERFORMANCE STOCK AWARDS

During 2022, 2021 and 2020, officers and certain other employees of the company were granted PSA awards. PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. Performance shares are earned based on the company's total shareholder return (TSR) over a three-year performance period relative to the median TSR of performance peer group (weighted 50%) and the company's TSR percentile ranking relative to all companies within the NAREIT All Equity REITs Index (of which we are a member) (weighted 50%) over such performance period. TSR is calculated based on stock price appreciation plus cash and share distributions. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive dividend equivalents in the form of additional shares at the time of payment equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. Therefore, the shares are not considered participating securities.

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

The following table presents the key inputs used in calculating the fair value of the PSAs and the resulting fair values:

	Year Ended December 31,
	2022	2021	2020
Stock price as of valuation date	$55.02	$53.53	$42.16
Risk-free rate	1.79%	0.18%	1.42%
Expected volatility	45.69%	45.56%	25.74%
Expected dividend yield[1]	—	—	—
Expected term (years)	3.00	3.00	3.00
Fair value of a performance share	$76.18	$69.72	$45.04

[1]	Full dividend reinvestment assumed.

The following table summarizes outstanding PSAs as of December 31 and the changes during each year:

	2022		2021		2020
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1	202,447	$55.16	253,266	$41.36	196,007	$50.15
Granted	92,490	$76.18	88,128	$69.72	125,001	$45.04
Vested	(119,066)	$45.04	(129,666)	$37.87	(63,456)	$75.37
Forfeited	(971)	$60.42	(9,281)	$58.32	(4,286)	$47.07
Nonvested shares outstanding at December 31	174,900	$73.14	202,447	$55.16	253,266	$41.36
Total grant date fair value of PSA awards vested during the year	$5,363		$4,910		$4,783
Total fair value of PSA awards vested during the year	$6,735		$12,015		$3,968

As of December 31, 2022, there was $6.8 million of unrecognized compensation cost related to nonvested PSAs, which is expected to be recognized over a weighted-average period of 1.5 years.

RESTRICTED STOCK UNITS

During 2022, 2021 and 2020, directors, officers, and certain other employees of the company were granted RSU awards that will vest from one to three years. RSU awards are credited with dividend equivalents for any dividends paid on the company's common stock during the vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. Therefore, the shares are not considered participating securities.

The following table summarizes outstanding RSU awards as of December 31 and the changes during each year:

	2022		2021		2020
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1	132,899	$47.19	139,492	$37.54	127,471	$39.83
Granted	59,549	$53.61	66,107	$54.52	68,263	$38.77
Vested	(81,002)	$43.92	(68,606)	$34.50	(52,908)	$44.48
Forfeited	(1,323)	$58.48	(4,094)	$49.35	(3,334)	$40.20
Nonvested shares outstanding at December 31	110,123	$52.94	132,899	$47.19	139,492	$37.54
Total grant date fair value of RSU awards vested during the year	$3,557		$2,367		$2,354
Total fair value of RSU awards vested during the year	$3,634		$4,130		$2,196

As of December 31, 2022, there was $3.1 million of total unrecognized compensation cost related to nonvested RSU awards, which is expected to be recognized over a weighted-average period of 1.5 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

A long-term incentive award was granted annually to our directors through December 2017. The awards are payable upon a director's separation from service. Directors may also elect to defer their annual retainers, payable in the form of stock. Additionally, issuance of restricted stock units awarded to certain officers and employees may also be deferred. All stock unit equivalent accounts are credited with dividend equivalents. At December 31, 2022, shares outstanding that will be distributed in the future to directors or officers and employees as common stock were 179,502 and 6,608, respectively.

NOTE 13. LEASES

See Note 1: Summary of Significant Accounting Policies for details on our lease accounting policies.

BALANCE SHEET CLASSIFICATION

The following tables provide supplemental balance sheet information related to our leases as of December 31:

(in thousands)	Classification	2022	2021
Assets
Operating lease assets	Other long-term assets	$9,306	$8,514
Finance lease assets[1]	Property, plant and equipment, net	13,213	10,663
Total lease assets		$22,519	$19,177

Liabilities
Current
Operating lease liabilities	Accounts payable and accrued liabilities	$2,570	$3,021
Finance lease liabilities	Accounts payable and accrued liabilities	4,834	3,577
Noncurrent
Operating lease liabilities	Other long-term obligations	6,716	5,598
Finance lease liabilities	Other long-term obligations	8,179	6,972
Total lease liabilities		$22,299	$19,168

[1]	Finance lease assets are presented net of accumulated amortization of $7.9 million and $4.5 million as of December 31, 2022 and 2021, respectively.

	2022	2021
Weighted-average remaining terms (years)
Operating leases	5.44	3.88
Finance leases	3.32	3.66
Weighted-average discount rate
Operating leases	4.40%	3.84%
Finance leases	3.49%	2.54%

LEASE COSTS

The following table summarizes the components of our lease expense for the year ended December 31:

(in thousands)	2022	2021	2020
Operating lease costs[1]	$3,525	$4,798	$5,640
Finance lease costs:
Amortization of leased assets	4,277	2,825	1,451
Interest on lease assets	340	227	153
Net lease costs	$8,142	$7,850	$7,244

[1]	Excludes short-term leases and variable lease costs, which are immaterial.

Operating lease costs and amortization of finance lease assets are included within costs of goods sold and selling, general and administrative expenses and interest on lease assets is included in interest expense, net on our Consolidated Statements of Operations.

OTHER LEASE INFORMATION

The following table presents supplemental cash flow information related to leases for the year ended December 31:

(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,591	$4,745
Operating cash flows for finance leases	$340	$227
Financing cash flows for finance leases	$4,421	$2,846
Lease assets exchanged for new lease liabilities:
Operating leases[1]	$3,932	$1,907
Finance leases	$6,819	$6,279

[1]	Includes $2.4 million for an office lease assumed in the CatchMark merger. See Note 17: Mergers.

MATURITY OF LEASE LIABILITIES

At December 31, 2022, the future minimum lease payment obligations under noncancelable leases were as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$2,920	$5,185
2024	1,992	3,835
2025	1,707	2,686
2026	1,676	1,491
2027	832	505
Thereafter	1,343	113
Total lease payments	10,470	13,815
Less: interest	1,184	802
Present value of lease liabilities	$9,286	$13,013

NOTE 14. INCOME TAXES

As a REIT, we generally are not subject to federal and state corporate income taxes on income from investments in real estate that we distribute to our shareholders. We conduct certain activities through our PotlatchDeltic TRS which are subject to corporate level federal and state income taxes. These activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to income or loss of the PotlatchDeltic TRS, as well as permanent book versus tax differences and discrete items.

We are also subject to corporate taxes on built-in gains (the excess of fair market value over tax basis on the merger date) on sales of former Deltic real property held by the REIT during the five years following the Deltic merger (until February 2023). The sale of standing timber is not subject to built-in gains tax.

Income tax expense consists of the following for the year ended December 31:

(in thousands)	2022	2021	2020
Current	$70,669	$85,131	$41,733
Deferred	(5,302)	25	(14,610)
Net operating loss carryforwards	45	—	—
Income taxes	$65,412	$85,156	$27,123

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes due to the following for the year ended December 31:

(in thousands, except effective tax rate)	2022	2021	2020
U.S. federal statutory income tax	$83,855	$106,893	$40,730
REIT income not subject to federal income tax	(27,085)	(34,332)	(16,949)
Change in valuation allowance	—	—	(395)
State income taxes, net of federal tax benefit	9,478	13,314	3,099
Other items, net	(836)	(719)	638
Income taxes	$65,412	$85,156	$27,123
Effective tax rate	16.4%	16.7%	14.0%

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(in thousands)	2022	2021
Deferred tax assets:
Pension and other postretirement employee benefits	$20,992	$22,610
Inventories	753	387
Nondeductible accruals	2,559	1,634
Incentive compensation	1,910	1,437
Employee benefits	1,477	1,444
Other	706	598
Total deferred tax assets	28,397	28,110
Deferred tax liabilities:
Timber and timberlands, net	(1,852)	(226)
Property, plant and equipment, net	(58,464)	(53,800)
Intangible assets, net	(4,037)	(3,466)
Real estate development	(1,628)	(2,476)
Other	(4,206)	(3,016)
Total deferred tax liabilities	(70,187)	(62,984)
Deferred tax liabilities, net	$(41,790)	$(34,874)

We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. At December 31, 2022, we had federal net operating loss carryforwards of $8.0 million that expire from 2035 to 2037, state net operating loss carryforwards of $3.2 million that expire from 2028 to 2037. These net operating loss carryforwards were acquired in the CatchMark merger, have been reduced for Section 382 limitations under the Internal Revenue Code and are netted against corresponding uncertain tax position liabilities.

In conjunction with the CatchMark merger, we recorded uncertain tax position liabilities plus any applicable accrued interest, related to the treatment of certain intercompany transactions between CatchMark's REIT and its taxable REIT subsidiary. These liabilities are included in Other Long-Term Obligations and Deferred Tax Liabilities, net in our Consolidated Balance Sheets. At December 31, 2022, we had $8.3 million of unrecognized tax benefits, all of which, if recognized, would affect the annual effective tax rate. See Note 17: Mergers for additional information. We had no unrecognized tax benefits at December 31, 2021.

The following is a reconciliation of the beginning and ending unrecognized tax benefits for the year ended December 31, 2022:

(in thousands)
Balance at January 1	$—
Additions for tax positions related to the current year	171
Additions for tax positions of prior years	8,810
Lapse of statutes of limitations	(675)
Balance at December 31	$8,306

During the year ended December 31, 2022, we reduced our uncertain tax positions due to the lapse of the statute of limitations by $0.7 million. Accrued interest associated with the $8.3 million unrecognized tax benefit as of December 31, 2022, totals approximately $0.5 million. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2022, 2021 and 2020, we recognized insignificant amounts related to interest and penalties in our tax provision. At December 31, 2022, 2021 and 2020, we had insignificant amounts of accrued interest related to tax obligations and no accrued interest receivable with respect to open tax refunds.

The following table summarizes the tax years subject to examination by major taxing jurisdictions:

Jurisdiction	Years
Federal	2019 - 2022
Arkansas	2019 - 2022
Idaho	2019 - 2022
Michigan	2018 - 2022
Minnesota	2018 - 2022
Georgia	2019 - 2022

NOTE 15. SAVINGS PLANS, PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

SAVINGS PLANS

Substantially all of our employees are eligible to participate in 401(k) savings plans. In 2022, 2021 and 2020, we made matching 401(k) contributions on behalf of our employees of $4.2 million, $4.0 million and $3.6 million, respectively.

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

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

On January 1, 2011, we closed the legacy Potlatch pension plans to any new salaried and hourly non-represented employees hired after that date. Upon merger with Deltic in 2018, we assumed one qualified pension plan, one nonqualified pension plan and one other postretirement benefit (OPEB) plan. The acquired plans have been frozen to new participants since 2014. Effective December 31, 2021, the Potlatch Salaried Retirement Plan (Salaried Plan) was amended and restated merging the company's three other qualified pension plans into the Salaried Plan, creating one qualified pension plan renamed the PotlatchDeltic Retirement Plan. There were no impacts to vesting provisions or benefits to the participants of the former qualified defined benefit pension plans as a result of the merger into the Salaried Plan.

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

In February 2020, we purchased a group annuity contract from an insurance company to transfer $101.1 million of our outstanding pension benefit obligation related to our qualified pension plans to the insurance company. This transaction was funded with plan assets. As a result of the transaction, the insurance company assumed responsibility for annuity administration and benefit payments to select retirees, with no change to their monthly retirement benefit payment amounts. In connection with this transaction, we recorded a non-cash pretax settlement charge of $43.0 million as a result of accelerating the recognition of actuarial losses included in Accumulated Other Comprehensive Income (Loss) that would have been recognized in future periods. The settlement also triggered a remeasurement of plan assets and liabilities. We updated the discount rate used to measure our projected benefit obligation for the qualified pension plans as of February 29, 2020, and to calculate the related net periodic benefit cost for the remainder of 2020 to 2.95% from 3.40%. All other pension assumptions were unchanged.

Legacy Potlatch and Deltic retirees under age 65 are offered a PPO medical plan with prescription drug coverage. Legacy Deltic retirees over age 65 are offered a PPO medical plan with no prescription drug coverage. This plan is considered a secondary plan to Medicare. For legacy Potlatch retirees age 65 or over, the medical plan is divided into two components, with the company continuing to self-insure prescription drugs and providing a fully-insured medical supplemental plan through AARP/United Healthcare. The health care plans require the retiree to contribute amounts in excess of the company subsidy in order to continue coverage.

We use a December 31 measurement date for our benefit plans and obligations. We recognize the underfunded status of our defined benefit pension plans and OPEB plan obligations on our Consolidated Balance Sheets. We recognize changes in the funded status in the year in which changes occur in Accumulated Other Comprehensive Income (Loss) and amortize actuarial gains and losses in the Consolidated Statements of Operations as net periodic cost (benefit).

Changes in benefit obligation, plan assets and funded status for our pension and OPEB plans were as follows for the year ended December 31:

	Pension Plans		OPEB
(in thousands)	2022	2021	2022	2021
Benefit obligation at beginning of year	$(386,205)	$(408,429)	$(32,258)	$(50,835)
Service cost	(6,805)	(8,182)	(316)	(670)
Interest cost	(10,646)	(10,533)	(914)	(1,267)
Actuarial gain	74,445	17,204	8,334	16,614
Benefits paid	17,708	23,735	2,784	3,900
Plan settlements	79,305	—	—	—
Benefit obligation at end of year	$(232,198)	$(386,205)	$(22,370)	$(32,258)

Fair value of plan assets at beginning of year	$329,796	$325,790	$—	$—
Actual return on plan assets	(62,807)	22,597	—	—
Employer contributions and benefit payments	2,278	5,144	2,784	3,900
Benefits paid	(17,708)	(23,735)	(2,784)	(3,900)
Plan settlements	(79,313)	—	—	—
Fair value of plan assets at end of year	$172,246	$329,796	$—	$—

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2,517)	$(2,462)	$(2,409)	$(2,531)
Noncurrent liabilities	(57,435)	(53,947)	(19,961)	(29,727)
Funded status	$(59,952)	$(56,409)	$(22,370)	$(32,258)

The accumulated benefit obligation for all defined benefit pension plans is determined using the actuarial present value of the vested benefits to which the employee is currently entitled and the employee’s expected date of separation for retirement. At December 31, 2022 and 2021, the accumulated benefit obligation for all defined benefit pension plans was $223.7 million and $374.7 million, respectively. Actuarial gain (loss) in our pension plans is primarily due to year over year changes in the discount rate. Actuarial gain (loss) for our OPEB plans is primarily due to year over year changes in the discount rate and assumptions associated with medical trends, claims and participant contributions. During 2022 and 2021, funding of pension and other postretirement employee benefit plans was $5.1 million and $9.0 million, respectively.

Pension plans with projected benefit obligations greater than plan assets were as follows at December 31:

	2022	2021
Projected benefit obligations	$232,198	$386,205
Fair value of plan assets	$172,246	$329,796

Pension plans with accumulated benefit obligations greater than plan assets at December 31 are as follows:

	2022	2021
Accumulated benefit obligations	$223,686	$374,719
Fair value of plan assets	$172,246	$329,796

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
•
Periodic reviews of allocations within these ranges are reviewed to determine what adjustments should be made based on changing economic and market conditions and specific liquidity requirements.
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

The long-term targeted asset allocation ranges for the pension benefit plans’ asset categories are as follows:

Asset Category	Allocation Range
Global equities	5% - 35%
Fixed income securities	50% - 100%
Alternatives, which may include equities and fixed income securities	0% - 15%
Cash and cash equivalents	0% - 5%

The asset allocations of the pension benefit plans’ assets by asset category were as follows at December 31:

	Pension Plans
Asset Category	2022	2021
Global equities	20%	20%
Fixed income securities	73	73
Other (includes cash and cash equivalents and alternatives)	7	7
Total	100%	100%

The pension assets are stated at fair value. Refer to Note 1: Summary of Significant Accounting Policies for a discussion of the framework used to measure fair value.

Assets within our defined benefit pension plans were invested as follows:

(in thousands)	December 31, 2022
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$3,690	$—	$3,690
Global equity securities[1]	33,974	—	33,974
Fixed income securities[2]	107,557	18,801	126,358
Alternatives[3]	8,224	—	8,224
Total	$153,445	$18,801	$172,246

(in thousands)	December 31, 2021
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$4,269	$—	$4,269
Global equity securities[1]	66,517	—	66,517
Fixed income securities[2]	182,506	59,405	241,911
Alternatives[3]	17,099	—	17,099
Total	$270,391	$59,405	$329,796

[1]

Level 1 assets are international and domestic managed investments with quoted prices on major security markets and also include investments in registered investment company funds for which market quotations are generally readily available on the primary market or exchange on which they are traded. The global equity securities track the MSCI All-Country World Index.

[2]

Level 1 assets are investments in a diversified portfolio of fixed income instruments of varying maturities representing corporate securities, U.S. treasuries, municipals and futures. Level 2 assets are thinly traded investments in a diversified portfolio of fixed income instruments of varying maturities representing mostly corporate securities. Both Level 1 & Level 2 investments track the Bloomberg Barclay’s Long-term Credit Index.

[3]	Level 1 assets are long-term investment funds which are invested in tangible assets and real asset companies such as infrastructure, natural resources and timber.

There were no Level 3 investments held by the defined benefit pension plans at December 31, 2022 or 2021.

PLAN ACTIVITY

Pre-tax components of net periodic cost (benefit) recognized in our Consolidated Statements of Operations were as follows for the year ended December 31:

	Pension Plans			OPEB
(in thousands)	2022	2021	2020	2022	2021	2020
Service cost	$6,805	$8,182	$8,932	$316	$670	$508
Interest cost	10,646	10,533	12,263	914	1,267	1,502
Expected return on plan assets	(9,920)	(14,100)	(15,474)	—	—	—
Amortization of prior service cost (credit)	73	86	111	(381)	(1,192)	(1,274)
Amortization of actuarial loss	5,400	14,455	15,426	623	2,178	1,672
Net periodic cost before pension settlement charges	13,004	19,156	21,258	1,472	2,923	2,408
Pension settlement charge	14,165	—	42,988	—	—	—
Other settlements	783	—	—	—	—	—
Net periodic cost	$27,952	$19,156	$64,246	$1,472	$2,923	$2,408

The amounts recorded in Accumulated Other Comprehensive Income (Loss) on our Consolidated Balance Sheets, which have not yet been recognized as components of net periodic benefit costs at December 31, net of tax, consist of:

	Pension Plans		OPEB
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(33,043)	$(49,476)	$4,598	$(2,075)
Prior service (cost) credit	(49)	(103)	—	285
Total amount unrecognized	$(33,092)	$(49,579)	$4,598	$(1,790)

EXPECTED FUNDING AND BENEFIT PAYMENTS

We are not required to contribute to our qualified pension plan in 2023. Our non-qualified pension plan and other postretirement employee benefit plans are unfunded and benefit payments are paid from our general assets. We estimate that we will make non-qualified pension plan payments of $2.5 million and other postretirement employee benefit payments of $2.4 million in 2023, which are included below.

Estimated future benefit payments, which reflect expected future service are as follows for the years indicated:

(in thousands)	Pension Plans	OPEB
2023	$16,141	$2,409
2024	$16,514	$2,171
2025	$16,680	$1,984
2026	$16,835	$1,898
2027	$17,040	$1,783
2028–2032	$85,999	$8,019

ACTUARIAL ASSUMPTIONS

The weighted-average assumptions used to determine the benefit obligation for our pension and OPEB plans were as follows at December 31:

	Pension Plans		OPEB
	2022	2021	2022	2021
Discount rate	5.60%	3.00%	5.55%	2.95%
Rate of compensation increase	3.00 - 5.00%	3.00 - 4.00%	—	—

The weighted-average assumptions used for all pension and OPEB plans to determine the net periodic benefit cost were as follows for the year ended December 31:

	Pension Plans			OPEB
	2022	2021	2020	2022	2021	2020
Discount rate	3.00%	2.65%	3.40%	2.95%	2.60%	3.40%
Expected return on plan assets	4.50%	5.25%	5.75%	—	—	—
Rate of compensation increase	3.00 - 5.00%	3.00 - 4.00%	3.00 - 4.00%	—	—	—

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

At December 31, 2022, the assumed health care cost trend rate used to calculate other postretirement employee benefit obligations was between 9.81% and 11.77% depending on the individual plan participant makeup and graded ratably to an assumption of 4.00% in 2047. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

NOTE 16. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables detail the changes in our Accumulated Other Comprehensive Income (Loss) (AOCI) on our Consolidated Balance Sheets for the years ended December 31, 2022 and 2021, net of tax.

(in thousands)	2022	2021
Pension Plans
Balance at beginning of period	$(49,579)	$(79,025)
Net gain arising during the period	1,857	19,147
Effect of pension settlement	10,553	—
Amounts reclassified from AOCI to earnings	4,077	10,299
Balance at end of period	(33,092)	(49,579)
Other Postretirement Benefit Plans
Balance at beginning of period	(1,790)	(14,783)
Net gain arising during the period	6,208	12,378
Amounts reclassified from AOCI to earnings	180	615
Balance at end of period	4,598	(1,790)
Cash Flow Hedges
Balance at beginning of period	8,131	(27,181)
Net gain arising during the period	116,774	26,206
Amounts reclassified from AOCI to earnings	1,241	9,106
Balance at end of period	126,146	8,131
Accumulated other comprehensive income (loss), end of period	$97,652	$(43,238)

See Note 10: Derivative Instruments and Note 15: Savings Plans, Pension and Other Postretirement Employee Benefits for additional information.

NOTE 17. MERGERS

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

Immediately following the merger, we refinanced $277.5 million of CatchMark's $300.0 million outstanding long-term debt and repaid the remaining $22.5 million with cash on hand. We also entered into $277.5 million of interest rate swaps to fix the interest rates on the refinanced long-term debt. Refer to Note 9: Debt and Note 10: Derivative Instruments for further information.

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

Based on guidance of ASC 805, we accounted for the transaction as an asset acquisition due to the determination that substantially all of the estimated fair value of the assets acquired was concentrated in the acquired timber and timberlands asset group. Accordingly, the purchase price paid for the assets acquired and liabilities assumed were allocated by management based on relative estimated fair value with the assistance of third-party specialists. The acquired CatchMark timber and timberland assets and associated operations have been included in our Timberlands segment within our Southern region.

The following table reflects the fair value of assets acquired and liabilities assumed:

(in thousands)
ASSETS
Cash and cash equivalents	$23,571
Other current assets	2,764
Intangible assets	3,000
Timber and timberlands	782,258
Other long-term assets[1]	29,265
Total assets acquired	840,858
LIABILITIES
Accounts payable and accrued liabilities	10,781
Long-term debt	300,000
Deferred tax liabilities, net	2,887
Other long-term liabilities	9,434
Total liabilities assumed	323,102
Net assets acquired	$517,756
1.
Includes $19.2 million for interest rate swap contracts. See Note 10: Derivative Instruments for additional information.

During the year ended December 31, 2022, we incurred non-capitalizable merger costs in connection with the CatchMark merger as follows:

(in thousands)
Severance benefits[1]	$7,584
Partnership OP Units' tax gross-up2	8,124
Share-based compensation[3]	9,307
Other[4]	2,310
Total merger expenses	$27,325
1.
Qualifying change-in-control and termination benefits for CatchMark executive officers and employees.
2.
Tax gross-up payments to holders of Partnership OP Units, as defined in the merger agreement.
3.
Share-based compensation for the acceleration of CatchMark equity awards that fully vested upon closing of the merger and were allocated to the post-merger period.
4.
Consists primarily of post-merger period fees for legal services and other professional fees.

These costs are included in CatchMark merger related expenses in our Consolidated Statements of Operations.

LOUTRE MERGER

On December 21, 2021, we merged with Loutre Land and Timber Company (Loutre) which owned and managed 51,340 acres of high-quality, well stocked timberlands in southern Arkansas and northern Louisiana. The acquisition cost of $107.7 million was satisfied through the issuance of 1.96 million shares of our common stock to the former Loutre shareholders valued at $100.9 million and the assumption of $6.8 million of liabilities, including $6.3 million of long-term debt which we paid off in December 2021 after the transaction closed. For accounting purposes, the fair value of the shares issued includes a discount for a required minimum holding period by the former Loutre shareholders.

We accounted for the transaction as an asset acquisition as substantially all the value of the acquisition was concentrated in the acquired timber and timberlands. We allocated the cost of the acquisition to the net assets acquired based on their relative estimated fair value on the acquisition date. This resulted in an allocation of $105.2 million to timber and timberlands, $2.0 million to mineral rights and $0.5 million to other assets. Additionally, $0.6 million of transaction costs were capitalized.

NOTE 18. COMMITMENTS AND CONTINGENCIES

At any given time, we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a materially adverse effect on our consolidated financial position, operating results or net cash flow.

ENVIRONMENTAL MATTER

Pursuant to the 2002 Asset Purchase Agreement under which Sappi Cloquet LLC (Sappi) purchased our Cloquet, Minnesota pulp and paper mill (the Plant), we agreed to indemnify Sappi from certain environmental liabilities accruing from the pre-sale operations of the Plant. In February 2021, we were notified by Sappi that the Environmental Protection Agency (EPA) contacted Sappi about the opportunity to participate with the Minnesota Pollution Control Agency (MPCA) and the EPA in a voluntary federal sediment remediation program under the Great Lakes Legacy Act (GLLA) for a project in the St. Louis River Area of Concern, which runs from Cloquet, Minnesota to Lake Superior. The GLLA is a sediment remediation program administered by EPA that provides up to 65% federal funding for the remediation of contaminated sediments in the Great Lakes region. The GLLA program requires at least 35% cash or in-kind contributions from non-federal sponsors (NFS). The EPA’s invitation to Sappi made no demands on or claims against Sappi, nor have EPA or MPCA made any demands or claims against PotlatchDeltic.

The identified sediment remediation project at Thomson Reservoir is downstream from the Plant. The Plant was identified for potential partnership with EPA and MPCA on this project based on the Plant’s historic direct discharges of wastewater and leachate from the Plant’s landfill into the St. Louis River prior to the re-routing of the discharges in 1979 to a public wastewater treatment facility. After multiple discussions with the MPCA and completion of our extensive due diligence on this matter, we informed the MPCA in January 2023 that we are interested in voluntarily participating in the program, subject to an equitable division with the MPCA of the NFS share of the costs.

Based on our analysis of MPCA’s proposal and its initial cost estimates of the project, and our proposed percentage of the NFS cost share, we accrued $5.6 million at December 31, 2022, for our contribution to the remediation project. The project is still pending EPA approval and, if approved, negotiation of a Project Agreement between the EPA, the MPCA, and us will be required. While it is reasonably possible that we may incur an additional liability as this project develops, we are unable to estimate at this time the amount of additional charges, if any, which may be required for this matter in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2022. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2022.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act of 1934.

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

On September 14, 2022, we completed the acquisition of CatchMark Timber Trust, Inc. (CatchMark). In accordance with Securities and Exchange Commission guidance permitting a company to exclude acquisitions from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded certain elements of CatchMark’s internal controls from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. The assets and revenue of CatchMark that were excluded from our assessment constituted approximately 0.1% of total consolidated assets and approximately 1.5% of total consolidated revenues, as of and for the year ended December 31, 2022. See Note 17: Mergers in the Notes to Consolidated Financial Statements for additional information regarding the acquisition of CatchMark.

Based on our assessment, which excluded certain elements of the internal controls over financial reporting of CatchMark, management believes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

PotlatchDeltic Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited PotlatchDeltic Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired CatchMark Timber Trust, Inc. during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, certain elements of CatchMark Timber Trust, Inc.’s internal control over financial reporting associated with 0.1% of total consolidated assets and 1.5% total consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of certain elements of CatchMark Timber Trust, Inc.

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

/s/ KPMG LL

Seattle, Washington

February 16, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings "Board of Directors," "Corporate Governance," and "Delinquent Section 16(a) Reports" from our definitive Proxy Statement to be filed with the SEC on or about March 28, 2023.

Our Corporate Conduct and Ethics Code, which is applicable to all directors, officers and employees, can be found on our website at www.PotlatchDeltic.com. We post any amendments to or waivers from our Corporate Conduct and Ethics Code on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information set forth under the headings "Report of the Executive Compensation and Personnel Policies Committee," "Compensation Discussion and Analysis," "Executive Compensation Tables," “CEO Pay Ratio,” "Compensation of Directors" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be filed with the SEC on or about March 28, 2023, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading "Security Ownership" in our definitive Proxy Statement to be filed with the SEC on or about March 28, 2023, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is to be included under the heading "Corporate Governance - Transactions with Related Persons" in our definitive Proxy Statement to be filed with the SEC on or about March 28, 2023, and is incorporated herein by reference.

The information required by this item regarding director independence is to be included under the headings "Board of Directors" and "Corporate Governance - Director Independence" in our definitive Proxy Statement to be filed with the SEC on or about March 28, 2023, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is to be included under the heading "Audit Committee Report - Fees Paid to Independent Registered Public Accounting Firm in 2022 and 2021" in our definitive Proxy Statement to be filed with the SEC on or about March 28, 2023, and is incorporated herein by reference.

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

2.3*

Agreement and Plan of Merger dated as of May 29, 2022, among PotlatchDeltic Corporation, Horizon Merger Sub 2022, LLC, CatchMark Timber Trust, Inc. and CatchMark Timber Operating Partnership, L.P., filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on May 31, 2022.

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

4.3*

Officer’s Certificate, dated January 24, 1991, filed as Exhibit (4)(a)(i) to the Original PotlatchDeltic Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (SEC File No. 001-05313)

4.4*

Officer’s Certificate, dated December 12, 1991, filed as Exhibit (4)(a)(ii) to the Original PotlatchDeltic Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (SEC File No. 001-05313).

10.1[1]*

PotlatchDeltic Corporation Management Performance Award Plan, as amended effective December 2, 2004, filed as Exhibit (10)(a) to the Annual Report on Form 10-K filed by Original PotlatchDeltic for the fiscal year ended December 31, 2004. (SEC File No. 001-05313).

10.2[1]*	Amendment to PotlatchDeltic Corporation Management Performance Award Plan, filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

10.3[1]*

Summary of PotlatchDeltic Corporation Non-Employee Director Compensation, effective December 1, 2022, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended September 30, 2022.

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

10.16[1]*	Form of 2014 RSU Award Notice and Award Agreement (2014 Long-Term Incentive Plan) filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

10.17[1]*	Form of 2015 RSU Award Notice and Agreement (2014 Long-Term Incentive Plan) filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 18, 2015.

10.18[1]*	Form of 2019 Performance Share Award Notice and Agreement (2014 Long-Term Incentive Plan), filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

10.19[1]*	Form of 2019 RSU Award Notice and Agreement (2014 Long-term Incentive Plan) filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

10.201*	PotlatchDeltic Corporation 2019 Long-Term Incentive Plan filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.21[1]*	PotlatchDeltic Corporation Amended and Restated 2019 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 4, 2022.

10.22[1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan RSU Award Notice (Employee) filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.23[1]*

Form of PotlatchDeltic 2019 Long-Term Incentive Plan RSU Award Agreement for restricted stock unit awards granted prior to December 2, 2021, filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.241*

Form of PotlatchDeltic 2019 Long-Term Incentive Plan RSU Award Agreement (Employee) for restricted stock unit awards granted on or after December 2, 2021, filed as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

10.25[1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Award Notice filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.26[1]*

Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Agreement for performance share awards granted prior to December 2, 2021, filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.27[1]*

Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Agreement for performance share awards granted on or after December 2, 2021, filed as Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

10.28[1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Award Director RSU Notice and Agreement filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.29[1]*

PotlatchDeltic Corporation Management Performance Award Plan II, as amended through February 20, 2008, filed as Exhibit (10)(r)(iv) to the Current Report on Form 8-K filed by the Registrant on February 26, 2008.

10.30[1]*

Amendment to PotlatchDeltic Corporation Management Performance Award Plan II, effective June 1, 2008, filed as Exhibit (10)(r)(v) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

10.31[1]*

PotlatchDeltic Corporation Salaried Supplemental Benefit Plan II, effective December 5, 2008, and amended and restated as of January 1, 2019, filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

10.32[1]*	PotlatchDeltic Corporation Annual Incentive Plan, amended and restated effective January 1, 2019, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

10.33[1]*	PotlatchDeltic Corporation Annual Incentive Plan effective January 1, 2023, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 2, 2022.

10.34[1]*

PotlatchDeltic Corporation Management Deferred Compensation Plan, effective June 1, 2008, amended and restated on February 14, 2014, filed as Exhibit (10)(x) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.35*

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

10.36*

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

10.37*

Second amendment to Second Amended and Restated Term Loan Agreement dated December 2, 2019, by and among the Registrant and its wholly-owned subsidiaries as borrowers and Northwest Farm Credit Services, PCA, as Administrative Agent, the Guarantors party thereto, and the Lenders party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Registrant on December 10, 2019.

10.38*

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

10.39*

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

10.40*

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

10.41*

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

10.42*

Seventh amendment to Second Amended and Restated Term Loan Agreement dated September 14, 2022, by and among the Registrant and its wholly-owned subsidiaries as borrowers and Northwest Farm Credit Services, PCA, as Administrative Agent, the Guarantors party thereto, the Lenders party thereto, and the Voting Participants party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 14, 2022.

10.43*

Eighth amendment to Second Amended and Restated Term Loan Agreement dated December 1, 2022, by and among the Registrant and its wholly-owned subsidiaries as borrowers and Northwest Farm Credit Services, PCA, as Administrative Agent, the Guarantors party thereto, the Lenders party thereto, and the Voting Participants party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2022.

10.44*

Loan Agreement dated August 1, 2016 by and among Nez Perce County, Idaho, PotlatchDeltic Corporation, PotlatchDeltic Forest Holdings, Inc., PotlatchDeltic Lake States Timberlands, LLC, PotlatchDeltic Land and Lumber, LLC, Minnesota Timberlands, LLC and PotlatchDeltic Timberlands, LLC, filed as Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on August 19, 2016.

10.45*

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

10.46*

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

10.47*

Asset Purchase and sales agreement between the Registrant’s wholly-owned subsidiary, Del-Tin Fiber, LLC (Del-Tin) and Roseburg Forest Products Co. for the sale of Del-Tin’s El Dorado MDF Business filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 21,2018.

10.48*

Group annuity contract, effective March 6, 2020, between NY Life Insurance Company and the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on October 16, 2020.

10.49[1]*	Letter Agreement, dated November 6, 2020, between Michael J. Covey and the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 9, 2020.

10.50*

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

101

The following financial information from PotlatchDeltic Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 16, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the year ended December 31, 2022, 2021 and 2020, (ii) the Consolidated Statements of Comprehensive Income for the year ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Balance Sheets at December 31, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the year ended December 31, 2022, 2021 and 2020, (v) the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2022, 2021 and 2020 and (vi) the Notes to Consolidated Financial Statements.

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
Eric J. Cremers
President and Chief Executive Officer

Date: February 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 2023, by the following persons on behalf of the registrant in the capacities indicated.

/s/ ERIC J. CREMERS	Director, President and Chief Executive Officer
Eric J. Cremers	(Principal Executive Officer)
/s/ JERALD W. RICHARDS	Vice President and Chief Financial Officer
Jerald W. Richards
/s/ WAYNE WASECHEK	Controller (Principal Accounting Officer)
Wayne Wasechek
*	Director, Chairperson of the Board
Michael J. Covey
*	Director
Anne L. Alonzo
*	Director
Linda M. Breard
*	Director
James M. DeCosmo
*	Director
William L. Driscoll
*	Director
D. Mark Leland
*	Director
Lawrence S. Peiros.
*	Director
R. Hunter Pierson, Jr.

*	Director
Lenore M. Sullivan

*By	/s/ MICHELE L. TYLER
Michele L. Tyler
(Attorney-in-fact)