Form 10-Q
period 2023-03-31
POTLATCHDELTIC CORP
filed 2023-04-28
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding as of April 25, 2023, was 79,915,922.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Revenues	$257,962	$411,350
Costs and expenses:
Cost of goods sold	224,350	179,847
Selling, general and administrative expenses	18,230	16,294
CatchMark merger-related expenses	2,209	—
Loss on fire damage	—	276
	244,789	196,417
Operating income	13,173	214,933
Interest expense, net	(199)	(2,894)
Pension settlement charge	—	(14,165)
Non-operating pension and other postretirement employee benefit costs	(228)	(1,929)
Other	10	—
Income before income taxes	12,756	195,945
Income taxes	3,504	(32,065)
Net income	$16,260	$163,880

Net income per share:
Basic	$0.20	$2.36
Diluted	$0.20	$2.35
Dividends per share	$0.45	$0.44
Weighted-average shares outstanding
Basic	80,027	69,419
Diluted	80,167	69,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$16,260	$163,880
Other comprehensive (loss) income, net of tax:
Pension and other postretirement employee benefits	(131)	7,480
Cash flow hedges	(17,335)	43,276
Other comprehensive (loss) income, net of tax	(17,466)	50,756
Comprehensive (loss) income	$(1,206)	$214,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$325,632	$343,809
Customer receivables, net	29,565	22,813
Inventories, net	66,189	67,958
Other current assets	44,698	36,955
Total current assets	466,084	471,535
Property, plant and equipment, net	312,791	318,184
Investment in real estate held for development and sale	54,945	55,490
Timber and timberlands, net	2,488,956	2,508,372
Intangible assets, net	16,975	17,420
Other long-term assets	160,019	179,554
Total assets	$3,499,770	$3,550,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$78,268	$94,861
Current portion of long-term debt	39,985	39,979
Current portion of pension and other postretirement employee benefits	4,926	4,926
Total current liabilities	123,179	139,766
Long-term debt	992,988	992,701
Pension and other postretirement employee benefits	78,096	77,396
Deferred tax liabilities, net	41,756	41,790
Other long-term obligations	35,488	35,749
Total liabilities	1,271,507	1,287,402
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, authorized 100,000 shares, issued and outstanding 79,916 and 79,683 shares	79,916	79,683
Additional paid-in capital	2,296,927	2,294,797
Accumulated deficit	(228,766)	(208,979)
Accumulated other comprehensive income	80,186	97,652
Total stockholders’ equity	2,228,263	2,263,153
Total liabilities and stockholders' equity	$3,499,770	$3,550,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,260	$163,880
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	32,173	19,874
Basis of real estate sold	10,631	10,854
Change in deferred taxes	394	(2,123)
Pension and other postretirement employee benefits	1,611	3,857
Pension settlement charge	—	14,165
Equity-based compensation expense	2,279	2,056
Loss on fire damage	—	276
Other, net	(3,509)	(291)
Change in working capital and operating-related activities, net	(17,205)	21,208
Real estate development expenditures	(2,408)	(2,161)
Funding of pension and other postretirement employee benefits	(1,087)	(1,296)
Net cash from operating activities	39,139	230,299

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(4,255)	(12,566)
Timberlands reforestation and roads	(6,118)	(4,648)
Interest received under swaps with other-than-insignificant financing element	5,055	—
Other, net	422	92
Net cash from investing activities	(4,896)	(17,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(35,962)	(30,524)
Repayment of long-term debt	—	(3,000)
Other, net	(838)	(1,071)
Net cash from financing activities	(36,800)	(34,595)
Change in cash, cash equivalents and restricted cash	(2,557)	178,582
Cash, cash equivalents and restricted cash at beginning of period	345,591	296,772
Cash, cash equivalents and restricted cash at end of period	$343,034	$475,354

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$1,835	$1,516
Accrued timberlands reforestation and roads	$1,041	$98

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown above in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2023	March 31, 2022
Cash and cash equivalents	$325,632	$470,918
Restricted cash included in other current and long-term assets[1]	17,402	4,436
Total cash, cash equivalents, and restricted cash	$343,034	$475,354

1

Amounts included in restricted cash represent proceeds held by a qualified intermediary that were or are intended to be reinvested in timber and timberlands.

At March 31, 2023 and 2022, $14.0 million and $0, respectively, was classified in Other current assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2022	79,683	$79,683	$2,294,797	$(208,979)	$97,652	$2,263,153
Net income	—	—	—	16,260	—	16,260
Shares issued for stock compensation	233	233	(233)	—	—	—
Equity-based compensation expense	—	—	2,279	—	—	2,279
Pension plans and OPEB obligations, net of tax	—	—	—	—	(131)	(131)
Cash flow hedges, net of tax	—	—	—	—	(17,335)	(17,335)
Common dividends, $0.45 per share	—	—	—	(35,962)	—	(35,962)
Other transactions, net	—	—	84	(85)	—	(1)
Balance, March 31, 2023	79,916	$79,916	$2,296,927	$(228,766)	$80,186	$2,228,263

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	69,064	$69,064	$1,781,217	$(280,910)	$(43,238)	$1,526,133
Net income	—	—	—	163,880	—	163,880
Shares issued for stock compensation	308	308	(308)	—	—	—
Equity-based compensation expense	—	—	2,056	—	—	2,056
Pension plans and OPEB obligations, net of tax	—	—	—	—	7,480	7,480
Cash flow hedges, net of tax	—	—	—	—	43,276	43,276
Common dividends, $0.44 per share	—	—	—	(30,524)	—	(30,524)
Other transactions, net	—	—	(25)	(78)	—	(103)
Balance, March 31, 2022	69,372	$69,372	$1,782,940	$(147,632)	$7,518	$1,712,198

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

Condensed Consolidated Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements provide an overall view of our results and financial condition and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain disclosures normally provided in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 16, 2023. Results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and requires judgments affecting the amounts reported in the financial statements and the accompanying notes. Actual results may differ materially from our estimates.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies and are adopted by the company as of the specified effective date. For the three months ended March 31, 2023, there were no new accounting pronouncements that management believes materially affect the company’s present or future results of operations, overall financial condition, liquidity or disclosures.

NOTE 2. SEGMENT INFORMATION

Our operations are organized into three reportable segments: Timberlands, Wood Products and Real Estate. Management activities in the Timberlands segment include planting and harvesting trees and building and maintaining roads. The Timberlands segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights contracts, oil and gas royalties and carbon sequestration. The Wood Products segment manufactures and markets lumber and plywood. The Real Estate segment includes the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives, a master planned community development and a country club.

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

The following table presents our revenues by major product:

	Three Months Ended March 31,
(in thousands)	2023	2022
Timberlands
Northern region
Sawlogs	$53,325	$81,504
Pulpwood	403	392
Other	261	303
Total Northern revenues	53,989	82,199

Southern region
Sawlogs	31,754	23,381
Pulpwood	16,132	11,627
Stumpage	9,233	3,358
Other	4,130	3,092
Total Southern revenues	61,249	41,458

Total Timberlands revenues	115,238	123,657

Wood Products
Lumber	113,798	250,764
Residuals and Panels	38,997	44,978
Total Wood Products revenues	152,795	295,742

Real Estate
Rural real estate	17,819	21,646
Development real estate	2,800	10,278
Other	3,244	2,141
Total Real Estate revenues	23,863	34,065

Total segment revenues	291,896	453,464
Intersegment Timberlands revenues[1]	(33,934)	(42,114)
Total consolidated revenues	$257,962	$411,350

1	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

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

	Three Months Ended March 31,
(in thousands)	2023	2022
Adjusted EBITDDA:
Timberlands	$46,639	$76,434
Wood Products	(31)	149,951
Real Estate	19,465	30,124
Corporate	(10,741)	(9,584)
Eliminations and adjustments	2,445	(1,363)
Total Adjusted EBITDDA	57,777	245,562
Interest expense, net[1]	(199)	(2,894)
Depreciation, depletion and amortization	(31,764)	(19,502)
Basis of real estate sold	(10,631)	(10,854)
CatchMark merger-related expenses	(2,209)	—
Loss on fire damage	—	(276)
Pension settlement charge	—	(14,165)
Non-operating pension and other postretirement employee benefit costs	(228)	(1,929)
Gain on disposal of fixed assets	—	3
Other	10	—
Income before income taxes	$12,756	$195,945

Depreciation, depletion and amortization:
Timberlands	$20,461	$12,161
Wood Products	11,035	7,021
Real Estate	156	170
Corporate	112	150
	31,764	19,502
Bond discounts and deferred loan fees[1]	409	372
Total depreciation, depletion and amortization	$32,173	$19,874

Basis of real estate sold:
Real Estate	$10,631	$10,860
Eliminations and adjustments	—	(6)
Total basis of real estate sold	$10,631	$10,854

1	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands)	2023	2022
Basic weighted-average shares outstanding	80,027	69,419
Incremental shares due to:
Performance shares	97	140
Restricted stock units	43	64
Diluted weighted-average shares outstanding	80,167	69,623

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

For the three months ended March 31, 2023 and 2022, there were approximately 134,000 and 114,400 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under a previously approved share repurchase plan.

Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan). The timing, manner, price and amount of repurchases will be determined according to, and, subject to the terms of the Trading Plan, the 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason. No shares were repurchased during the three months ended March 31, 2023 and 2022. At March 31, 2023, we had remaining authorization of $150.0 million for future stock repurchases under the 2022 Repurchase Program. Transaction costs are not counted against authorized funds.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	March 31, 2023	December 31, 2022
Logs	$24,428	$30,586
Lumber, panels and veneer	38,526	35,888
Materials and supplies	23,013	21,262
Total inventories	85,967	87,736
Less: LIFO reserve	(19,778)	(19,778)
Total inventories, net	$66,189	$67,958

Property, plant and equipment

(in thousands)	March 31, 2023	December 31, 2022
Property, plant and equipment	$594,574	$588,935
Less: accumulated depreciation	(281,783)	(270,751)
Total property, plant and equipment, net	$312,791	$318,184

Ola, Arkansas sawmill fire

On June 13, 2021, a fire occurred at our Ola, Arkansas sawmill. There were no injuries or environmental issues from the fire. The damage was principally limited to the large log primary breakdown area of the mill. The planer mill, kiln, and shipping department were not affected. The new equipment has been installed and the large log line restarted in September 2022. We have adequate property damage and business interruption insurance and expect to be reimbursed for both property damage and business interruption losses by our insurance carriers, subject to a $2.0 million deductible, under which we filed a claim with the insurance carriers. Through December 31, 2022, we received a total of $50.0 million from the insurance carriers for both property damage and business interruption proceeds at the Ola sawmill. No insurance proceeds were received for the claim during the three months ended March 31, 2023. We are in the process of finalizing our insurance claim and expect to receive the remaining insurance proceeds in 2023. Insurance recoveries are recorded when deemed probable and reasonably estimable.

Timber and timberlands

(in thousands)	March 31, 2023	December 31, 2022
Timber and timberlands	$2,397,681	$2,416,134
Logging roads	91,275	92,238
Total timber and timberlands, net	$2,488,956	$2,508,372

Accounts payable and accrued liabilities

(in thousands)	March 31, 2023	December 31, 2022
Accrued payroll and benefits	$15,920	$29,051
Accounts payable	11,510	12,241
Deferred revenue[1]	8,606	10,860
Accrued interest	6,603	7,778
Accrued taxes	8,629	7,161
Other current liabilities	27,000	27,770
Total accounts payable and accrued liabilities	$78,268	$94,861

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

NOTE 5. DEBT

TERM LOANS

At March 31, 2023, our total outstanding principal on our long-term debt of $1.0 billion included $971.0 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender. Certain borrowings under the Amended Term Loan Agreement are at one-month SOFR-indexed variable rates, plus a spread between 1.66% and 2.30%. We have entered into SOFR-indexed interest rate swaps to fix the interest rate on these variable rate term loans. See Note: 6 Derivative Instruments for additional information.

CREDIT AGREEMENT

At March 31, 2023, there were no borrowings under our $300.0 million revolving line of credit and approximately $0.9 million of our revolving line of credit was utilized for outstanding letters of credit. As provided in the revolving line of credit agreement, borrowings may be increased by up to an additional $500.0 million. The revolving line of credit agreement also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both sub facilities reduces availability under the revolving line of credit. We may utilize borrowings under the credit facility to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

We were in compliance with all debt and credit agreement covenants at March 31, 2023.

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

At March 31, 2023, we have interest rate swaps associated with $721.0 million of SOFR-indexed term loan debt. These cash flow hedges convert variable rates ranging from one-month SOFR plus 1.66% to 2.30%, to fixed rates ranging from 2.19% to 4.79% before patronage credits from lenders. At March 31, 2023, we also have $250.0 million of forward-starting interest rate swaps designated as cash flow hedges for expected future debt refinances that require settlement on the stated maturity date.

The gross fair values of derivative instruments at March 31, 2023 and December 31, 2022, were $124.3 million and $144.6 million, respectively, all of which were classified in Other assets, non-current on our Condensed Consolidated Balance Sheets. Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on our Condensed Consolidated Statements of Operations:

		Three Months Ended March 31,
(in thousands)	Location	2023	2022
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
(Loss) income recognized in other comprehensive (loss) income, net of tax		$(13,591)	$41,330
Amounts reclassified from accumulated other comprehensive income (loss), net of tax[1]	Interest expense, net	$3,744	$(1,946)

Interest expense, net		$199	$2,894

1 Realized gains and losses on interest rate contracts consist of realized net cash received or paid and interest accruals on the interest rate swaps during the periods in addition to amortization of amounts out of other comprehensive (loss) income related to certain terminated hedges and adjustments to interest expense resulting from amortization of inception value of certain off-market designated hedges. Net cash received or paid is included within Interest expense, net in the Condensed Consolidated Statements of Operations.

At March 31, 2023, the amount of net gains expected to be reclassified into earnings in the next 12 months is approximately $15.6 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the SOFR rates at the time of net swap cash payments.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$124,328	$124,328	$144,583	$144,583

Long-term debt, including current portion (Level 2):
Term loans	$(969,432)	$(963,277)	$(969,269)	$(961,632)
Revenue bonds	(65,735)	(64,788)	(65,735)	(64,602)
Total long-term debt[1]	$(1,035,167)	$(1,028,065)	$(1,035,004)	$(1,026,234)

Company owned life insurance asset (COLI) (Level 3)	$4,512	$4,512	$4,311	$4,311

1	The carrying amount of long-term debt includes principal and unamortized discounts.

The fair value of interest rate swaps is determined using a discounted cash flow analysis, based on third-party sources, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs, including interest rate forward curves.

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

NOTE 8. EQUITY-BASED COMPENSATION

We issue new shares of common stock to settle performance stock awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units. At March 31, 2023, approximately 1.9 million shares are available for future use under our long-term incentive plans.

Share-based compensation activity during the three months ended March 31, 2023, included the following:

	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	106,342	—	751
Restricted Stock Units (RSUs)	70,901	—	250

Approximately 0.2 million shares of common stock as a result of PSA and RSU vesting during 2022 were issued to employees during the three months ended March 31, 2023.

The following details compensation expense and the related income tax benefit for company specific equity-based awards:

	Three Months Ended March 31,
(in thousands)	2023	2022
Equity-based compensation expense:
Performance share awards	$1,421	$1,298
Restricted stock units	809	709
Deferred compensation stock equivalent units expense	49	49
Total equity-based compensation expense	$2,279	$2,056

Total tax benefit recognized for equity-based expense	$122	$100

Performance Share Awards

The weighted average grant date fair value of PSAs granted in 2023 was $61.21 per share. PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under the stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the performance measurement period, the recipients will receive dividend equivalents in the form of additional shares of common stock at the date of settlement equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. Therefore, the shares are not considered participating securities.

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards granted in 2023:

Stock price as of valuation date	$47.55
Risk-free rate	4.14%
Expected volatility	36.24%
Expected dividend yield[1]	—
Expected term (years)	3.00

1	Full dividend reinvestment assumed.

Restricted Stock Units

The weighted average fair value of all RSUs granted during the three months ended March 31, 2023, was $47.55 per share. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The RSU awards granted accrue dividend equivalents based on dividends paid during the RSU vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. Therefore, the shares are not considered participating securities.

NOTE 9. INCOME TAXES

As a REIT, we generally are not subject to federal and state corporate income taxes on income from investments in real estate, including our timberlands, that we distribute to our shareholders. We conduct certain activities through our PotlatchDeltic taxable REIT subsidiaries (TRS) which are subject to corporate level federal and state income taxes. These activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to pre-tax book income or loss of the TRS, as well as permanent book versus tax differences and discrete items.

NOTE 10. LEASES

We lease certain equipment, office space and land. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	March 31, 2023	December 31, 2022
Assets
Operating lease assets	Other long-term assets	$8,497	$9,306
Finance lease assets[1]	Property, plant and equipment, net	12,416	13,213
Total lease assets		$20,913	$22,519

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$2,293	$2,570
Finance lease liabilities	Accounts payable and accrued liabilities	4,559	4,834
Noncurrent:
Operating lease liabilities	Other long-term obligations	6,199	6,716
Finance lease liabilities	Other long-term obligations	7,626	8,179
Total lease liabilities		$20,677	$22,299

1	Finance lease assets are presented net of accumulated amortization of $9.0 million and $7.9 million as of March 31, 2023 and December 31, 2022, respectively.

The following table presents the components of lease expense:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease costs[1]	$886	$947
Finance lease costs:
Amortization of leased assets	1,231	929
Interest expense	111	67
Net lease costs	$2,228	$1,943

1	Excludes short-term leases and variable lease costs, which are immaterial.

The following table presents supplemental cash flow information related to leases:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$891	$994
Operating cash flows for finance leases	$111	$67
Financing cash flows for finance leases	$1,237	$938
Leased assets exchanged for new lease liabilities:
Operating leases	$—	$154
Finance leases	$526	$281

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended March 31,
	Pension		OPEB
(in thousands)	2023	2022	2023	2022
Service cost	$1,356	$1,849	$27	$79
Interest cost	3,138	2,812	294	229
Expected return on plan assets	(3,028)	(3,145)	—	—
Amortization of prior service cost	11	18	—	156
Amortization of actuarial (gain) loss	(21)	1,954	(166)	(95)
Net periodic cost before pension settlement charge	1,456	3,488	155	369
Pension settlement charge	—	14,165	—	—
Total net periodic cost	$1,456	$17,653	$155	$369

During the three months ended March 31, 2023 and 2022, funding of pension and other postretirement employee benefit plans was $1.1 million and $1.3 million, respectively.

Pension Annuitization

In March 2022, we transferred $75.6 million of our qualified pension plan (the Plan) assets to an insurance company for the purchase of a group annuity contract. As a result of the transaction, the insurance company assumed responsibility for annuity administration and benefit payments to select retirees and terminated vested participants, with no change to participants' pension benefits. We recorded a non-cash pretax settlement charge of $14.2 million in non-operating expense, net, as a result of accelerating the recognition of actuarial losses included in Accumulated Other Comprehensive Income (Loss) that would have been recognized in future periods. The settlement triggered a remeasurement of plan assets and liabilities resulting in a reduction in the funded status of the Plan of approximately $6.2 million during the first quarter of 2022.

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table details changes in amounts included in our Accumulated Other Comprehensive Income (Loss) (AOCI) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended March 31,
(in thousands)	2023	2022
Pension and Other Postretirement Employee Benefits
Balance at beginning of period	$(28,494)	$(51,369)
Unrecognized (losses) gains arising in AOCI during the period:
Gross	—	(6,157)
Tax effect	—	1,570
Reclassifications from AOCI to earnings:
Pension settlement[1]	—	14,165
Other[1]	(176)	2,033
Tax effect	45	(4,131)
Net of tax amount	(131)	7,480
Balance at end of period	(28,625)	(43,889)
Cash Flow Hedges
Balance at beginning of period	126,146	8,131
Unrecognized (losses) gains arising in AOCI during the period:
Gross	(13,881)	43,492
Tax effect	290	(2,162)
Reclassifications from AOCI to earnings:
Gross[2]	(3,837)	2,033
Tax effect	93	(87)
Net of tax amount	(17,335)	43,276
Balance at end of period	108,811	51,407
Accumulated other comprehensive income, end of period	$80,186	$7,518

1 Included in the computation of net periodic pension costs.

2 Included in Interest expense, net on the Condensed Consolidated Statement of Operations.

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

As a result of the merger, we issued approximately 11.5 million shares of PotlatchDeltic common stock, including: (i) 11.3 million shares in exchange for the outstanding shares of CatchMark common stock, which included unvested CatchMark share-based awards that fully vested upon closing of the merger; and (ii) 0.2 million shares in exchange for the Partnership OP Units. We capitalized transaction costs of $9.3 million for items such as investment banking fees, legal services, and other professional fees directly attributable to the merger.

We accounted for the transaction as an asset acquisition as substantially all the value of the acquisition was concentrated in the acquired timber and timberlands. We allocated the cost of the acquisition to the net assets acquired based on their relative estimated fair value on the acquisition date. This resulted in an allocation of $782.3 million to timber and timberlands, $3.0 million to intangible assets, $32.0 million to other assets and $23.6 million for cash acquired in the merger. Additionally, we assumed $323.1 million of liabilities including $300.0 million of outstanding long-term debt. Immediately following the merger, we refinanced $277.5 million of the long-term debt assumed in the merger and repaid the remaining $22.5 million with cash on hand. We also entered into $277.5 million of interest rate swaps to fix the interest rates on the refinanced long-term debt.

During the three months ended March 31, 2023, we incurred non-capitalizable merger costs in connection with the CatchMark merger of approximately $2.2 million. These fees consisted primarily of post-merger period fees for professional services and are included in CatchMark merger-related expenses in our Condensed Consolidated Statements of Operations.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

The identified sediment remediation project at Thomson Reservoir is downstream from the Plant. The Plant was identified for potential partnership with EPA and MPCA on this project based on the Plant’s historic direct discharges of wastewater and leachate from the Plant’s landfill into the St. Louis River prior to the re-routing of the discharges in 1979 to a public wastewater treatment facility. After multiple discussions with the MPCA and completion of our extensive due diligence on this matter, we informed the MPCA in January 2023 that we were interested in voluntarily participating in the program, subject to an equitable division with the MPCA of the NFS share of the costs. In March 2023, we reached an agreement in principle with MPCA on the division of NFS share of costs.

We accrued $5.6 million at December 31, 2022, for our estimated contribution to the remediation project. The project is still pending EPA approval and, if approved, negotiation of a Project Agreement between the EPA, the MPCA, and us will be required. While it is reasonably possible that we may incur an additional liability as this project develops, we are unable to estimate at this time the amount of additional charges, if any, which may be required for this matter in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expectations regarding economic conditions, including interest rates and our ability to offset the impact of inflation; expected seasonal fluctuations in our business segments; expected effectiveness of our hedging instruments and swaps; amount of net earnings on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected return on pension assets; anticipated share repurchases and dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; potential uses of our credit facility; anticipated insurance coverage for the Ola, Arkansas sawmill fire and expected timing to receive the remaining insurance proceeds; expectations regarding debt obligations, interest payments and debt refinancing; maintenance of our investment grade credit rating; expectations regarding the U.S. housing market and home repair and remodeling activity; the lumber and log markets and pricing; lumber shipment volumes; timber harvest volumes; rural real estate and real estate development sales; sufficiency of cash and any necessary borrowings to meet operating requirements; expected 2023 and future capital expenditures; costs associated with the expansion and modernization of our Waldo, Arkansas sawmill, the expected timing of completion of the project, and expected increases in productivity resulting from the project; expectations regarding our ability to participate in the development of the natural climate solutions and forest carbon sequestration markets; and similar matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as expects, may, could, should, will, believes, anticipates, estimates, projects, intends, plans, targets or approximately, or similar words or terminology. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

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
•
changes in timber prices, harvest levels, and timberland values;
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
•
changes in principal expenses, recent increases in inflation and the extent to which such increases will continue;
•
unforeseen environmental liabilities or expenditures;
•
changes in general and industry-specific environmental laws and regulations, and interpretations thereof by regulatory agencies;
•
impact of disease outbreaks or other human health threats; and
•
our ability and our contractors’ ability to implement the modernization plan for the Waldo, Arkansas sawmill.

For a discussion of some of the factors that may affect our business, results and prospects and a nonexclusive listing of forward-looking statements, refer to Cautionary Statement Regarding Forward-Looking Information on page 1, Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Investors should not interpret the disclosure of a risk to imply that the risk has not already materialized. Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

Our Company

We are a leading timberland REIT with ownership of nearly 2.2 million acres of timberland. We also own six sawmills and an industrial grade plywood mill, a residential and commercial real estate development business and a rural timberland sales program.

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

Business and Economic Trends Affecting Our Operations

The demand for timber is directly affected by the underlying demand for lumber and other wood products, as well as by the demand for pulp, paper and packaging. Rising construction costs, a persistently tight labor pool, supply chain challenges and higher mortgage rates negatively impact the pace of housing starts and repair and remodel projects. Our Timberlands and Wood Products segments are impacted by demand for new homes in the United States. Higher interest rates and inflation have caused consumer confidence and the pace of housing starts to decline. The average 30-year fixed mortgage rate increased during the past twelve months from approximately 4.7% at the end of March 2022 to approximately 6.3% at the end of March 2023. On a positive note, the National Association of Home Builders (NAHB) reported the NAHB/Wells Fargo Housing Market Index (HMI) was 45 in April 2023, the fourth straight month builder confidence has increased. The repair and remodel sector, which is the largest market segment for lumber demand, continues to exhibit favorable underlying fundamentals and is expected to continue to grow in 2023, but at a slower rate than recent years.

While housing starts have declined in recent months, we believe long-term housing fundamentals remain favorable, due to a shortage of homes, lower than historical average existing inventory for sale, a large millennial demographic in their prime home-buying years, and an aging existing housing stock supporting repair and remodel demand. These fundamentals are key drivers for our business.

Inflation, which appears to have peaked in 2022, has impacted our business, especially for fuel, energy, and repair and maintenance costs. The annual inflation rate in the U.S. slowed for a ninth consecutive period to 5.0% in March 2023, while the Producer Price Index (final demand) slowed to 2.7% on an unadjusted basis compared to 6.2% at the end of December 2022.

In our Timberlands segment, a significant portion of our Idaho sawlog prices are indexed on a four-week lag to lumber prices and experienced a decline in pricing during the quarter due to lower lumber prices. Our harvest volume of 2.1 million tons in the first quarter of 2023 was considerably higher than the first quarter of 2022, primarily due to the addition of the CatchMark timberlands in mid-September 2022, strong log demand in Arkansas and Mississippi, and favorable harvest conditions in Idaho. We expect to harvest approximately 1.6 million tons during the second quarter of 2023, with approximately 82% of the volume in the Southern region.

During the second quarter of 2021 we experienced a fire at our Ola, Arkansas sawmill. The damage was principally limited to the large log primary breakdown machine center. The planer mill, kiln, and shipping department were not affected. We have adequate property damage and business interruption insurance, subject to an applicable deductible. The new equipment has been installed and the large log line restarted in September 2022. The sawmill's operating run rate has reached its expected annual capacity of 150 million board feet.

In our Wood Products segment, lumber shipments benefitted from increased shipments at our Ola, Arkansas sawmill. We shipped 262 million board feet of lumber during the first quarter of 2023 and expect to ship between 270 and 280 million board feet of lumber during the second quarter of 2023.

Our Real Estate segment first quarter 2023 results benefitted from rural land sales, including a conservation land sale in Alabama and land acquired in the CatchMark merger. We expect to sell approximately 2,600 acres of rural land and approximately 35 residential lots during the second quarter of 2023.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Revenues	$257,962	$411,350	$(153,388)
Costs and expenses:
Cost of goods sold	224,350	179,847	44,503
Selling, general and administrative expenses	18,230	16,294	1,936
CatchMark merger-related expenses	2,209	—	2,209
Loss on fire damage	—	276	(276)
	244,789	196,417	48,372
Operating income	13,173	214,933	(201,760)
Interest expense, net	(199)	(2,894)	2,695
Pension settlement charge	—	(14,165)	14,165
Non-operating pension and other postretirement employee benefit costs	(228)	(1,929)	1,701
Other	10	—	10
Income before income taxes	12,756	195,945	(183,189)
Income taxes	3,504	(32,065)	35,569
Net income	$16,260	$163,880	$(147,620)
Total Adjusted EBITDDA[1]	$57,777	$245,562	$(187,785)

1	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

First Quarter 2023 Compared with First Quarter 2022

Revenues

Revenues were $258.0 million, a decrease of $153.4 million compared with the first quarter of 2022 primarily due to lower lumber prices, lower Northern sawlog prices, and fewer residential lot and commercial acre sales in Chenal Valley. These decreases were partially offset by increased harvest volumes and increased lumber shipments primarily at our Ola, Arkansas sawmill which restarted late in the third quarter of 2022 after a fire in June 2021.

Cost of goods sold

Cost of goods sold increased $44.5 million compared with the first quarter of 2022 mainly due to higher manufacturing and log and haul costs primarily from inflationary price increases in areas such as diesel fuel, energy, repair and maintenance, and increased harvest volumes. Cost of goods sold also increased in the first quarter of 2023 as a result of increased shipments at our Ola, Arkansas sawmill.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.9 million compared to the first quarter of 2022, primarily due to inflationary price increases and incremental administrative activities following the CatchMark merger.

CatchMark merger-related expenses

Merger-related expenses during the first quarter of 2023 were $2.2 million primarily related to post-merger fees for professional services.

Interest expense

Interest expense, net, decreased $2.7 million compared to the first quarter of 2022, primarily due to higher interest income earned on cash and cash equivalents as a result of higher short-term interest rates, partially offset by increased net interest expense associated with $277.5 million in long-term debt assumed and refinanced at attractive interest rates in connection with the CatchMark merger in September 2022.

Pension settlement charge

In March 2022, we transferred $75.6 million of our qualified pension plan assets to an insurance company for the purchase of a group annuity contract. In connection with this transaction, we recorded a non-cash pretax settlement charge of $14.2 million.

Income taxes

Income taxes are primarily due to income or loss from our PotlatchDeltic taxable REIT subsidiaries (TRS). For the three months ended March 31, 2023, we recorded income tax benefit of $3.5 million on TRS loss before tax of $13.6 million. For the three months ended March 31, 2022, we recorded income tax expense of $32.1 million on TRS income before tax of $127.3 million, which included the $14.2 million pension settlement charge.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first quarter of 2023 decreased $187.8 million compared to the first quarter of 2022 primarily due to lower lumber and Idaho sawlog prices, fewer development sales in Chenal Valley and higher manufacturing and log and haul costs. The decrease in Adjusted EBITDDA was partially offset by increased lumber shipments and harvest activity. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Revenues[1]	$115,238	$123,657	$(8,419)
Costs and expenses:
Logging and hauling	59,209	40,082	19,127
Other	7,536	5,403	2,133
Selling, general and administrative expenses	1,854	1,738	116
Timberlands Adjusted EBITDDA[2]	$46,639	$76,434	$(29,795)

1	Prior to elimination of intersegment fiber revenues of $33.9 million and $42.1 million for the three months ended March 31, 2023 and 2022, respectively.
2	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended March 31,
Harvest Volumes (in tons)	2023	2022	Change
Northern region
Sawlog	470,790	385,290	85,500
Pulpwood	8,029	8,259	(230)
Total	478,819	393,549	85,270

Southern region
Sawlog	661,588	490,093	171,495
Pulpwood	492,405	379,651	112,754
Stumpage	444,279	196,513	247,766
Total	1,598,272	1,066,257	532,015

Total harvest volume	2,077,091	1,459,806	617,285

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$113	$212	$(99)
Pulpwood	$50	$47	$3

Southern region
Sawlog	$48	$48	$—
Pulpwood	$33	$31	$2
Stumpage	$21	$17	$4

1

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three months ended March 31, 2023, compared with the three months ended March 31, 2022:

(in thousands)	Three Months
Timberlands Adjusted EBITDDA - prior year	$76,434
Harvest volume	14,202
Sales price and mix	(35,292)
Logging and hauling costs per unit	(7,457)
Forest management, indirect and other	(1,248)
Timberlands Adjusted EBITDDA - current year	$46,639

First Quarter 2023 Compared with First Quarter 2022

Timberlands Adjusted EBITDDA for the first quarter of 2023 decreased $29.8 million compared with the first quarter of 2022, primarily as a result of the following:

•
Harvest Volume: We harvested 1.6 million tons in the Southern region during the first quarter of 2023, which was 49.9% higher than the first quarter of 2022, primarily due to harvest activity on the CatchMark timberlands acquired in mid-September 2022 and strong log demand in Arkansas and Mississippi. Northern harvest volumes increased in the first quarter of 2023 from more favorable logging and hauling conditions compared to the first quarter of 2022.
•
Sales Price and Mix: Sawlog prices in the Northern region decreased 46.7%, to $113 per ton, primarily due to the effect of lower indexed sawlog prices in Idaho. Southern sawlog prices remained consistent with the first quarter of 2022.
•
Logging and Hauling Cost per Unit: Log and hauling costs per unit were higher primarily due to higher log and haul rates due to capacity constraints and longer hauling distances in the South.

Wood Products Segment

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Revenues	$152,795	$295,742	$(142,947)
Costs and expenses[1]
Fiber costs	77,197	77,673	(476)
Freight, logging and hauling	20,170	18,367	1,803
Manufacturing costs	52,890	50,793	2,097
Finished goods inventory change	(962)	(4,579)	3,617
Selling, general and administrative expenses	3,436	3,408	28
Other	95	129	(34)
Wood Products Adjusted EBITDDA[2]	$(31)	$149,951	$(149,982)

1	Prior to elimination of intersegment fiber costs of $33.9 million and $42.1 million for the three months ended March 31, 2023 and 2022, respectively.
2	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended March 31,
	2023	2022	Change
Lumber shipments (MBF)[1]	261,633	233,188	28,445
Lumber sales prices ($ per MBF)	$435	$1,075	$(640)

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three months ended March 31, 2023, compared with the three months ended March 31, 2022:

(in thousands)	Three Months
Wood Products Adjusted EBITDDA - prior year	$149,951
Lumber:
Price	(147,893)
Manufacturing costs per unit	3,786
Log costs per unit	678
Volume	(805)
Residuals, panels and other	(5,748)
Wood Products Adjusted EBITDDA - current year	$(31)

First Quarter 2023 Compared with First Quarter 2022

Wood Products Adjusted EBITDDA for the first quarter of 2023 decreased $150.0 million compared with the first quarter of 2022, primarily as a result of the following:

•
Lumber Price: Average lumber sales prices decreased to $435 per MBF during the first quarter of 2023 compared to $1,075 per MBF during the first quarter of 2022.
•
Manufacturing Cost Per Unit: Lower manufacturing cost per unit was primarily a result of increased production at our Ola, Arkansas sawmill which restarted late in the third quarter of 2022 after a fire in June 2021.
•
Residual Sales, Panels and Other: Plywood price realization and shipments were lower during the first quarter of 2023 compared to the first quarter of 2022.

Real Estate Segment

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Revenues	$23,863	$34,065	$(10,202)
Costs and expenses
Costs of goods sold	2,865	2,879	(14)
Selling, general and administrative expenses	1,533	1,062	471
Real Estate Adjusted EBITDDA[1]	$19,465	$30,124	$(10,659)

1	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended March 31,
	2023	2022
Acres sold	6,939	4,751
Average price per acre	$2,568	$4,556

Development Real Estate	Three Months Ended March 31,
	2023	2022
Residential lots	24	64
Average price per lot	$116,429	$112,725

Commercial acres	—	3
Average price per acre	$—	$917,236

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three months ended March 31, 2023, compared with the three months ended March 31, 2022:

(in thousands)	Three Months
Real Estate Adjusted EBITDDA - prior year	$30,124
Rural real estate sales	(3,482)
Real estate development sales	(7,052)
Selling, general and administrative expenses	(472)
Other costs, net	347
Real Estate Adjusted EBITDDA - current year	$19,465

First Quarter 2023 Compared with First Quarter 2022

Real Estate Adjusted EBITDDA for the first quarter of 2023 was $19.5 million, a decrease of $10.7 million compared with the first quarter of 2022, primarily as a result of the following:

•
Rural Sales: The first quarter of 2023 included a 2,240-acre conservation sale in Alabama and a 2,700-acre land sale on acquired CatchMark timberlands, compared to a 1,760-acre sale in the South for $7,500 per acre in the first quarter of 2022 to an energy provider for a planned commercial solar farm. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.
•
Development Sales: During the first quarter of 2023, we sold 24 residential lots at an average lot price of $116,429 compared to 64 lots at an average lot price of $112,725 during the first quarter of 2022. In addition, there were no commercial land sales in Chenal Valley during the first quarter of 2023 compared to 3 acres of commercial land sales during the first quarter of 2022 for $917,236 per acre. The average price per lot or acre fluctuates based on a variety of factors including size, location and planned end use within the developments.

Liquidity and Capital Resources

Cash generated by our operations is highly dependent on the selling prices of our products and can vary from period to period. Changes in significant sources and uses of cash for the three months ended March 31, 2023 and 2022 are presented by category as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Net cash from operating activities	$39,139	$230,299	$(191,160)
Net cash from investing activities	$(4,896)	$(17,122)	$12,226
Net cash from financing activities	$(36,800)	$(34,595)	$(2,205)

Net Cash Flows from Operating Activities

Net cash from operating activities decreased $191.2 million in the first quarter of 2023, compared to the first quarter of 2022 primarily as a result of the following:

•
Cash received from customers decreased $151.1 million primarily due to lower lumber and Idaho sawlog prices and fewer residential lot and commercial land sales in Chenal Valley. These decreases were partially offset by increased shipments at our Ola, Arkansas sawmill which restarted late in the third quarter of 2022 after a fire in June 2021, and increased harvest activity which also benefitted from the addition of the CatchMark timberlands in mid-September 2022.
•
Cash payments increased $40.3 million primarily due to increased harvest activity and increased vendor payments at our Ola, Arkansas sawmill, along with inflationary cost increases in areas such as diesel fuel, energy and repair and maintenance in our manufacturing and harvest operations.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
We spent $10.4 million on capital expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first quarter of 2023 compared to $17.2 million during the first quarter of 2022.
•
We received $5.1 million during the first quarter of 2023 from certain interest rate swaps that contained an other-than-insignificant financing element at inception.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
We paid dividends of $36.0 million during the first quarter of 2023 compared to $30.5 million during the first quarter of 2022. In addition to increasing our quarterly dividend from $0.44 per share to $0.45 per share in the fourth quarter of 2022, our quarterly dividend payment also increased due to the issuance of 11.5 million shares to complete the CatchMark merger in September 2022.
•
We repaid $3.0 million of long-term debt during the first quarter of 2022 and had no similar payments in the first quarter of 2023.

Future Sources and Uses of Cash

At March 31, 2023, we had cash and cash equivalents of $325.6 million. We expect cash and cash equivalents on hand, cash generated from our operating activities, and supplemented by borrowings under our credit agreement, if needed, to be adequate to meet our future cash requirements. At March 31, 2023 there were no significant changes in our cash commitments arising in the normal course of business under our known contractual and other obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

During 2022, we completed the installation of new equipment at our fire damaged Ola, Arkansas sawmill. The large log line restarted in September 2022. Through December 31, 2022, we received a total of $50.0 million from the insurance carriers for both property damage and business interruption proceeds at the Ola sawmill. We are in the process of finalizing our insurance claim and expect to receive the remaining insurance proceeds in 2023.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under a repurchase program approved in August 2018. At March 31, 2023, we had remaining authorization of $150.0 million for future stock repurchases under the 2022 Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to the trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan), and, subject to the terms of the Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

Term Loans and Credit Agreement

At March 31, 2023, our total outstanding net long-term debt was $1.0 billion, including $971.0 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender. All interest rates on our outstanding long-term debt are fixed rates under fixed rate loans or variable rate loans with an associated interest rate swap that fixes the variable benchmark interest rate component.

We have a $300.0 million revolving line of credit with a syndicate of lenders that matures February 14, 2027. Under the terms of our Third Amended and Restated Credit Agreement (Amended Credit Agreement), the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At March 31, 2023, there were no borrowings under the revolving line of credit and approximately $0.9 million of the credit facility was utilized by outstanding letters of credit.

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

The following table presents the components and applicable limits of Total Asset Value (TAV), a component of the Leverage Ratio, at March 31, 2023:

(in thousands)
Estimated timberland fair value	$4,835,534
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	284,149
Cash and cash equivalents	325,632
Other[1]	21,789
Total Asset Value	$5,467,104

1

Includes, as applicable, Company Owned Life Insurance (limited to 5% of TAV), Construction in Progress (limited to 10% of TAV) and Investments in Affiliates (limited to 15% TAV) as defined in the Agreements.

At March 31, 2023, we were in compliance with all covenants under the Agreements. The following table sets forth the financial covenants for the Agreements and our status with respect to these covenants at March 31, 2023:

	Covenant Requirement		Actual at March 31, 2023
Interest coverage ratio	≥	3.00 to 1.00	16.1
Leverage ratio	≤	40%	19%

See Note 5: Debt in the Notes to the Condensed Consolidated Financial Statements for additional information on our debt and credit agreements.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt, and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade.

Capital Structure

(in thousands)	March 31, 2023	December 31, 2022
Long-term debt (including current portion)	$1,032,973	$1,032,680
Cash and cash equivalents	(325,632)	(343,809)
Net debt	707,341	688,871
Market capitalization[1]	3,955,838	3,505,255
Enterprise value	$4,663,179	$4,194,126

Net debt to enterprise value	15.2%	16.4%
Dividend yield[2]	3.6%	4.1%
Weighted-average cost of debt, after tax[3]	2.4%	2.4%

1	Market capitalization is based on outstanding shares of 79.9 million and 79.7 million times closing share prices of $49.50 and $43.99 at March 31, 2023 and December 30, 2022, respectively.
2	Dividend yield is based on annualized dividends per share of $1.80 and share prices of $49.50 and $43.99 at March 31, 2023 and December 30, 2022, respectively.
3	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

We reconcile Total Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$16,260	$163,880
Interest expense, net	199	2,894
Income taxes	(3,504)	32,065
Depreciation, depletion and amortization	31,764	19,502
Basis of real estate sold	10,631	10,854
CatchMark merger-related expenses	2,209	—
Loss on fire damage	—	276
Pension settlement charge	—	14,165
Non-operating pension and other postretirement employee benefit costs	228	1,929
Gain on disposal of fixed assets	—	(3)
Other	(10)	—
Total Adjusted EBITDDA	$57,777	$245,562

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

The following table provides a reconciliation of cash from operating activities to CAD:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Net cash from operating activities[1]	$39,139	$230,299	$300,741	$565,220
Capital expenditures[2]	(10,373)	(17,214)	(177,963)	(80,910)
CAD	$28,766	$213,085	$122,778	$484,310
Net cash from investing activities[3]	$(4,896)	$(17,122)	$(135,294)	$(64,738)
Net cash from financing activities	$(36,800)	$(34,595)	$(297,767)	$(407,829)

1

Net cash from operating activities for the three and twelve months ended March 31, 2023 includes cash paid for CatchMark merger-related expenses of $0.5 million and $18.3 million, respectively, and cash paid for real estate development expenditures of $2.4 million and $8.3 million, respectively. Net cash from operating activities for the three and twelve months ended March 31, 2022 includes cash paid for real estate development expenditures of $2.2 million and $9.1 million, respectively.

2

The three and twelve months ended March 31, 2023 include fire related capital expenditures for the Ola, Arkansas sawmill of $0 and $13.1 million, respectively, and exclude $0 and $8.8 million, respectively, of insurance proceeds for the Ola, Arkansas sawmill property losses. The three and twelve months ended March 31, 2022 include fire related capital expenditures for the Ola, Arkansas sawmill of $5.1 million and $12.4 million, respectively, and exclude $0 and $15.0 million, respectively, of insurance proceeds for the Ola, Arkansas sawmill property losses.

3	Net cash from investing activities includes payment for capital expenditures and acquisition of non-strategic timber and timberlands, which is also included in our reconciliation of CAD.

Critical Accounting Policies and Estimates

There have been no significant changes during 2023 to our critical accounting policies or estimates as presented in our 2022 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure on financial instruments includes interest rate risk on our bank credit facility, term loans and interest rate swap agreements and forward starting interest rate swap agreements. We are exposed to interest rate volatility on existing variable rate debt instruments and future incurrences of fixed or variable rate debt, which exposure primarily relates to movements in various interest rates. We use interest rate swaps and forward starting swaps to hedge our exposure to the impact of interest rate changes on existing debt and future debt issuances, respectively. All market risk sensitive instruments were entered into for purposes other than for trading purposes.

For quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our annual report on Form 10-K for the year ended December 31, 2022. Our exposures to market risk have not changed materially since December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2023. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of March 31, 2023.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under a previously approved share repurchase plan. There were no shares repurchased during the first quarter of 2023. At March 31, 2023, we had remaining authorization of $150.0 million for future stock repurchases under the 2022 Repurchase Program.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1*	Third Restated Certificate of Incorporation of the Registrant, effective February 20, 2018, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on February 21, 2018.
3.2*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.
4	See Exhibits 3.1 and 3.2. The registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.
101

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed on April 28, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ WAYNE WASECHEK
Wayne Wasechek
Interim Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized; Principal Accounting Officer)

Date:	April 28, 2023