Form 10-Q
period 2023-06-30
POTLATCHDELTIC CORP
filed 2023-08-04
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding as of August 1, 2023, was 79,911,278.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenues	$246,101	$359,597	$504,063	$770,947
Costs and expenses:
Cost of goods sold	215,063	191,334	439,413	371,181
Selling, general and administrative expenses	17,585	20,412	35,815	36,706
CatchMark merger-related expenses	244	—	2,453	—
Gain on fire damage	(23,110)	(9,868)	(23,110)	(9,592)
	209,782	201,878	454,571	398,295
Operating income	36,319	157,719	49,492	372,652
Interest expense, net	(7,613)	(7,419)	(7,812)	(10,313)
Pension settlement charge	—	—	—	(14,165)
Non-operating pension and other postretirement employee benefit costs	(229)	(1,809)	(457)	(3,738)
Other	258	—	268	—
Income before income taxes	28,735	148,491	41,491	344,436
Income taxes	(6,429)	(28,269)	(2,925)	(60,334)
Net income	$22,306	$120,222	$38,566	$284,102

Net income per share:
Basic	$0.28	$1.73	$0.48	$4.09
Diluted	$0.28	$1.72	$0.48	$4.07
Dividends per share	$0.45	$0.44	$0.90	$0.88
Weighted-average shares outstanding
Basic	80,145	69,580	80,087	69,502
Diluted	80,416	69,791	80,297	69,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$22,306	$120,222	$38,566	$284,102
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits	(344)	915	(475)	8,395
Cash flow hedges	17,719	42,529	384	85,805
Other comprehensive income (loss), net of tax	17,375	43,444	(91)	94,200
Comprehensive income	$39,681	$163,666	$38,475	$378,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$331,225	$343,809
Customer receivables, net	32,903	22,813
Inventories, net	70,663	67,958
Other current assets	57,877	36,955
Total current assets	492,668	471,535
Property, plant and equipment, net	306,978	318,184
Investment in real estate held for development and sale	55,059	55,490
Timber and timberlands, net	2,476,054	2,508,372
Intangible assets, net	16,530	17,420
Other long-term assets	175,062	179,554
Total assets	$3,522,351	$3,550,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$96,093	$94,861
Current portion of long-term debt	39,990	39,979
Current portion of pension and other postretirement employee benefits	4,926	4,926
Total current liabilities	141,009	139,766
Long-term debt	993,275	992,701
Pension and other postretirement employee benefits	78,666	77,396
Deferred tax liabilities, net	39,624	41,790
Other long-term obligations	36,608	35,749
Total liabilities	1,289,182	1,287,402
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, 200,000 and 100,000 shares authorized, and 79,911 and 79,683 shares issued and outstanding	79,911	79,683
Additional paid-in capital	2,298,593	2,294,797
Accumulated deficit	(242,896)	(208,979)
Accumulated other comprehensive income	97,561	97,652
Total stockholders’ equity	2,233,169	2,263,153
Total liabilities and stockholders' equity	$3,522,351	$3,550,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,566	$284,102
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	59,669	40,253
Basis of real estate sold	15,515	18,179
Change in deferred taxes	(2,215)	(2,089)
Pension and other postretirement employee benefits	3,223	7,397
Pension settlement charge	—	14,165
Equity-based compensation expense	3,856	4,424
Gain on fire damage	(23,110)	(9,592)
Interest received under swaps with other-than-insignificant financing element	(11,767)	—
Other, net	3,856	(599)
Change in working capital and operating-related activities, net	(14,334)	19,972
Real estate development expenditures	(4,304)	(5,190)
Funding of pension and other postretirement employee benefits	(2,304)	(2,264)
Proceeds from insurance recoveries	9,706	9,428
Net cash from operating activities	76,357	378,186

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(10,135)	(36,777)
Timberlands reforestation and roads	(10,714)	(8,388)
Acquisition of timber and timberlands	(1,621)	(42,218)
Interest received under swaps with other-than-insignificant financing element	10,904	—
Other, net	664	(1,383)
Net cash from investing activities	(10,902)	(88,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(71,920)	(61,048)
Repurchase of common stock	(394)	(4,156)
Repayment of long-term debt	—	(3,000)
Other, net	(1,955)	(2,094)
Net cash from financing activities	(74,269)	(70,298)
Change in cash, cash equivalents and restricted cash	(8,814)	219,122
Cash, cash equivalents and restricted cash at beginning of period	345,591	296,772
Cash, cash equivalents and restricted cash at end of period	$336,777	$515,894

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$178	$946
Accrued timberlands reforestation and roads	$2,460	$614

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown above in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2023	June 30, 2022
Cash and cash equivalents	$331,225	$511,157
Restricted cash included in other current and long-term assets[1]	5,552	4,737
Total cash, cash equivalents, and restricted cash	$336,777	$515,894

1

Amounts included in restricted cash represent proceeds held by a qualified intermediary that were or are intended to be reinvested in timber and timberlands.

At June 30, 2023 and 2022, $3.2 million and $0, respectively, was classified in Other current assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income	Equity
Balance, December 31, 2022	79,683	$79,683	$2,294,797	$(208,979)	$97,652	$2,263,153
Net income	—	—	—	16,260	—	16,260
Shares issued for stock compensation	233	233	(233)	—	—	—
Equity-based compensation expense	—	—	2,279	—	—	2,279
Pension plans and OPEB obligations, net of tax	—	—	—	—	(131)	(131)
Cash flow hedges, net of tax	—	—	—	—	(17,335)	(17,335)
Common dividends, $0.45 per share	—	—	—	(35,962)	—	(35,962)
Other transactions, net	—	—	84	(85)	—	(1)
Balance, March 31, 2023	79,916	$79,916	$2,296,927	$(228,766)	$80,186	$2,228,263
Net income	—	—	—	22,306	—	22,306
Shares issued for stock compensation	4	4	(4)	—	—	—
Equity-based compensation expense	—	—	1,577	—	—	1,577
Repurchase of common stock	(9)	(9)	—	(385)	—	(394)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(344)	(344)
Cash flow hedges, net of tax	—	—	—	—	17,719	17,719
Dividends on common stock, $0.45 per share	—	—	—	(35,958)	—	(35,958)
Other transactions, net	—	—	93	(93)	—	—
Balance, June 30, 2023	79,911	$79,911	$2,298,593	$(242,896)	$97,561	$2,233,169

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	69,064	$69,064	$1,781,217	$(280,910)	$(43,238)	$1,526,133
Net income	—	—	—	163,880	—	163,880
Shares issued for stock compensation	308	308	(308)	—	—	—
Equity-based compensation expense	—	—	2,056	—	—	2,056
Pension plans and OPEB obligations, net of tax	—	—	—	—	7,480	7,480
Cash flow hedges, net of tax	—	—	—	—	43,276	43,276
Common dividends, $0.44 per share	—	—	—	(30,524)	—	(30,524)
Other transactions, net	—	—	(25)	(78)	—	(103)
Balance, March 31, 2022	69,372	$69,372	$1,782,940	$(147,632)	$7,518	$1,712,198
Net income	—	—	—	120,222	—	120,222
Shares issued for stock compensation	3	3	(3)	—	—	—
Equity-based compensation expense	—	—	2,368	—	—	2,368
Repurchase of common stock	(95)	(95)	—	(4,061)	—	(4,156)
Pension plans and OPEB obligations, net of tax	—	—	—	—	915	915
Cash flow hedges, net of tax	—	—	—	—	42,529	42,529
Dividends on common stock, $0.44 per share	—	—	—	(30,524)	—	(30,524)
Other transactions, net	—	—	78	(79)	—	(1)
Balance, June 30, 2022	69,280	$69,280	$1,785,383	$(62,074)	$50,962	$1,843,551

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

Increased Authorized Shares of Common Stock

On May 1, 2023, the stockholders of the company approved an amendment (the “Amendment”) to the Company’s Third Restated Certificate of Incorporation (the “Charter”) to increase the number of authorized shares of the company’s common stock from 100 million to 200 million. The Amendment became effective upon the filing of the Certificate of Amendment to the Charter with the Secretary of State of the State of Delaware on May 1, 2023.

Use of Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and requires judgments affecting the amounts reported in the financial statements and the accompanying notes. Actual results may differ materially from our estimates.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies and are adopted by the company as of the specified effective date. For the six months ended June 30, 2023, there were no new accounting pronouncements that management believes materially affect the company’s present or future results of operations, overall financial condition, liquidity or disclosures.

NOTE 2. SEGMENT INFORMATION

Our operations are organized into three reportable segments: Timberlands, Wood Products and Real Estate. Management activities in the Timberlands segment include planting and harvesting trees and building and maintaining roads. The Timberlands segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights contracts, oil and gas royalties and carbon sequestration. The Wood Products segment manufactures and sells lumber and plywood. The Real Estate segment includes the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives, a master planned community development and a country club.

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

The following table presents our revenues by major product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Timberlands
Northern region
Sawlogs	$36,822	$62,930	$90,147	$144,434
Pulpwood	369	587	772	979
Other	372	213	633	516
Total Northern revenues	37,563	63,730	91,552	145,929

Southern region
Sawlogs	27,802	24,365	59,556	47,746
Pulpwood	15,006	12,221	31,138	23,848
Stumpage	4,148	2,108	13,381	5,466
Other	4,098	3,062	8,228	6,154
Total Southern revenues	51,054	41,756	112,303	83,214

Total Timberlands revenues	88,617	105,486	203,855	229,143

Wood Products
Lumber	133,289	219,924	247,087	470,688
Residuals and Panels	34,380	46,709	73,377	91,687
Total Wood Products revenues	167,669	266,633	320,464	562,375

Real Estate
Rural real estate	4,570	16,440	22,389	38,086
Development real estate	9,409	7,946	12,209	18,224
Other	3,085	2,350	6,329	4,491
Total Real Estate revenues	17,064	26,736	40,927	60,801

Total segment revenues	273,350	398,855	565,246	852,319
Intersegment Timberlands revenues[1]	(27,243)	(39,258)	(61,177)	(81,372)
Other intersegment revenues	(6)	—	(6)	—
Total consolidated revenues	$246,101	$359,597	$504,063	$770,947

1	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDDA:
Timberlands	$29,316	$57,890	$75,955	$134,324
Wood Products	11,967	107,256	11,936	257,207
Real Estate	12,237	21,816	31,702	51,940
Corporate	(10,521)	(13,912)	(21,262)	(23,496)
Eliminations and adjustments	2,446	2,120	4,891	757
Total Adjusted EBITDDA	45,445	175,170	103,222	420,732
Interest expense, net[1]	(7,613)	(7,419)	(7,812)	(10,313)
Depreciation, depletion and amortization	(27,087)	(20,007)	(58,851)	(39,509)
Basis of real estate sold	(4,884)	(7,325)	(15,515)	(18,179)
CatchMark merger-related expenses	(244)	—	(2,453)	—
Gain on fire damage	23,110	9,868	23,110	9,592
Pension settlement charge	—	—	—	(14,165)
Non-operating pension and other postretirement employee benefit costs	(229)	(1,809)	(457)	(3,738)
(Loss) gain on disposal of fixed assets	(21)	13	(21)	16
Other	258	—	268	—
Income before income taxes	$28,735	$148,491	$41,491	$344,436

Depreciation, depletion and amortization:
Timberlands	$15,895	$11,563	$36,356	$23,724
Wood Products	10,948	8,136	21,983	15,157
Real Estate	121	173	277	343
Corporate	123	135	235	285
	27,087	20,007	58,851	39,509
Bond discounts and deferred loan fees[1]	409	372	818	744
Total depreciation, depletion and amortization	$27,496	$20,379	$59,669	$40,253

Basis of real estate sold:
Real Estate	$4,887	$7,328	$15,518	$18,188
Eliminations and adjustments	(3)	(3)	(3)	(9)
Total basis of real estate sold	$4,884	$7,325	$15,515	$18,179

1	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Basic weighted-average shares outstanding	80,145	69,580	80,087	69,502
Incremental shares due to:
Performance shares	226	152	177	154
Restricted stock units	45	59	33	75
Diluted weighted-average shares outstanding	80,416	69,791	80,297	69,731

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

For the three and six months ended June 30, 2023, there were approximately 34,000 and 68,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. For the three and six months ended June 30, 2022, there were approximately 98,000 and 78,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

Share Repurchase Program

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). During the three and six months ended June 30, 2022, we repurchased 94,566 shares of our common stock in open-market transactions for a total consideration of $4.2 million under the 2018 Repurchase Plan.

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under the 2018 Repurchase Program.

Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan), or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined according to, and subject to, the terms of the Trading Plan, and, subject to the terms of the Trading Plan, the 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason. During the three and six months ended June 30, 2023, we repurchased 8,761 shares of our common stock for total consideration of $0.4 million under the 2022 Repurchase Plan. At June 30, 2023, we had remaining authorization of $149.6 million for future stock repurchases under the 2022 Repurchase Program. Transaction costs are not counted against authorized funds.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	June 30, 2023	December 31, 2022
Logs	$30,294	$30,586
Lumber, panels and veneer	37,270	35,888
Materials and supplies	22,877	21,262
Total inventories	90,441	87,736
Less: LIFO reserve	(19,778)	(19,778)
Total inventories, net	$70,663	$67,958

Property, plant and equipment

(in thousands)	June 30, 2023	December 31, 2022
Property, plant and equipment	$597,517	$588,935
Less: accumulated depreciation	(290,539)	(270,751)
Total property, plant and equipment, net	$306,978	$318,184

Ola, Arkansas sawmill fire

On June 13, 2021, a fire occurred at our Ola, Arkansas sawmill. There were no injuries or environmental issues from the fire. The damage was principally limited to the large log primary breakdown area of the mill. The new equipment has been installed and the large log line restarted in September 2022. We have adequate property damage and business interruption insurance and expect to be reimbursed for both property damage and business interruption losses by our insurance carriers, subject to a $2.0 million deductible. During the three and six months ended June 30, 2023, we recorded insurance recoveries of $23.1 million from the Ola sawmill claim, all of which was recognized as a gain on fire damage in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2022, we recorded $9.9 million and $9.2 million, respectively as gain on fire damage at the Ola sawmill. Through June 30, 2023, the insurance carriers have approved a total of $73.1 million in insurance recoveries for both property damage and business interruption claims at the Ola sawmill. We expect to finalize our insurance claim for the Ola, Arkansas sawmill fire during the second half of 2023. Insurance recoveries are recorded when deemed probable and reasonably estimable.

Timber and timberlands

(in thousands)	June 30, 2023	December 31, 2022
Timber and timberlands	$2,385,167	$2,416,134
Logging roads	90,887	92,238
Total timber and timberlands, net	$2,476,054	$2,508,372

Accounts payable and accrued liabilities

(in thousands)	June 30, 2023	December 31, 2022
Accrued payroll and benefits	$19,369	$29,051
Accounts payable	17,138	12,241
Deferred revenue[1]	16,519	10,860
Accrued taxes	8,336	7,161
Accrued interest	8,254	7,778
Other current liabilities	26,477	27,770
Total accounts payable and accrued liabilities	$96,093	$94,861

1

Deferred revenue predominately relates to hunting and other access rights on our timberlands, payments received for lumber shipments where control of goods has not transferred, member-related activities at an owned country club and any post-close obligations for real estate sales. These contract liabilities are recognized over the term of the contracts, which is typically twelve months or less, except for country club initiation fees which are recognized over the average life of club membership.

NOTE 5. DEBT

TERM LOANS

At June 30, 2023, our total outstanding principal on our long-term debt of $1.0 billion included $971.0 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender. Certain borrowings under the Amended Term Loan Agreement are at one-month SOFR-indexed variable rates, plus a spread between 1.66% and 2.30%. We have entered into SOFR-indexed interest rate swaps to fix the interest rate on these variable rate term loans. See Note: 6 Derivative Instruments for additional information.

CREDIT AGREEMENT

On May 18, 2023, we entered into a First Amendment to the Third Amended and Restated Credit Agreement (Amended Credit Agreement). The Amended Credit Agreement provides for loans based on the Secured Overnight Financing Rate (“SOFR”) instead of the London Inter-Bank Offered Rate (“LIBOR”), provides us the option to borrow based on a daily SOFR or term SOFR basis, and provides mechanics relating to the transition from the use of SOFR to a replacement benchmark rate upon the occurrence of certain transition events.

The Amended Credit Agreement provides for a $300.0 million revolving line of credit that matures February 14, 2027. As provided in the Amended Credit Agreement, borrowings may be increased by up to an additional $500.0 million. The revolving line of credit also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both sub facilities reduces availability under the revolving line of credit. We may utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures. At June 30, 2023, there were no borrowings under the revolving line of credit and approximately $0.7 million of our revolving line of credit was utilized for outstanding letters of credit.

We were in compliance with all debt and credit agreement covenants at June 30, 2023.

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

At June 30, 2023, we have interest rate swaps associated with $721.0 million of SOFR-indexed term loan debt. These cash flow hedges convert variable rates ranging from one-month SOFR plus 1.66% to 2.30%, to fixed rates ranging from 2.19% to 4.79% before patronage credits from lenders. At June 30, 2023, we also have $250.0 million of forward-starting interest rate swaps designated as cash flow hedges for expected future debt refinances that require settlement on the stated maturity date.

The gross fair values of derivative instruments at June 30, 2023 and December 31, 2022, were $139.8 million and $144.6 million, respectively, all of which were classified in Other assets, non-current on our Condensed Consolidated Balance Sheets. Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location	2023	2022	2023	2022
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income recognized in other comprehensive income (loss), net of tax		$22,337	$41,178	$8,746	$82,508
Amounts reclassified from accumulated other comprehensive income (loss), net of tax[1]	Interest expense, net	$4,618	$(1,351)	$8,362	$(3,297)

Interest expense, net		$7,613	$7,419	$7,812	$10,313

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

At June 30, 2023, the amount of net gains expected to be reclassified into earnings in the next 12 months is approximately $20.2 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the SOFR rates at the time of net swap cash payments.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$139,787	$139,787	$144,583	$144,583

Long-term debt, including current portion (Level 2):
Term loans	$(969,594)	$(962,002)	$(969,269)	$(961,632)
Revenue bonds	(65,735)	(65,004)	(65,735)	(64,602)
Total long-term debt[1]	$(1,035,329)	$(1,027,006)	$(1,035,004)	$(1,026,234)

Company owned life insurance asset (COLI) (Level 3)	$4,699	$4,699	$4,311	$4,311

1	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 8. EQUITY-BASED COMPENSATION

We issue new shares of common stock to settle performance stock awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units. At June 30, 2023, approximately 1.8 million shares were available for future use under our long-term incentive plans.

Share-based compensation activity during the six months ended June 30, 2023, included the following:

	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	106,342	—	28,177
Restricted Stock Units (RSUs)	119,579	17,225	12,727

Approximately 0.2 million shares of common stock were issued to employees during the six months ended June 30, 2023 as a result of PSA and RSU vesting during 2022 and 2023.

The following details compensation expense and the related income tax benefit for company specific equity-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Equity-based compensation expense:
Performance share awards	$719	$1,518	$2,140	$2,816
Restricted stock units	809	801	1,618	1,510
Deferred compensation stock equivalent units expense	49	49	98	98
Total equity-based compensation expense	$1,577	$2,368	$3,856	$4,424

Total tax benefit recognized for equity-based expense	$137	$119	$259	$219

Performance Share Awards

The weighted average grant date fair value of PSAs granted in 2023 was $61.21 per share. PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under the stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the performance measurement period, the recipients will receive dividend equivalents in the form of additional shares of common stock at the date of settlement equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. The share awards are not considered participating securities.

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards granted in 2023:

Stock price as of valuation date	$47.55
Risk-free rate	4.14%
Expected volatility	36.24%
Expected dividend yield[1]	—
Expected term (years)	3.00

1	Full dividend reinvestment assumed.

Restricted Stock Units

The weighted average fair value of all RSUs granted during the six months ended June 30, 2023, was $46.98 per share. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The RSU awards granted accrue dividend equivalents based on dividends paid during the RSU vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. The share awards are not considered participating securities.

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

During the three and six months ended June 30, 2023, we reduced our federal effected deferred blended state tax rate. This reduction was a result of changes in tax laws enacted during the quarter in certain states in which our TRS subsidiaries operate. The effect of the change resulted in a $1.0 million reduction to our net deferred tax liability and an offsetting reduction to tax expense, all of which was recorded as a discrete item for the three and six months ended June 30, 2023.

NOTE 10. LEASES

We lease certain equipment, office space and land. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	June 30, 2023	December 31, 2022
Assets
Operating lease assets	Other long-term assets	$8,826	$9,306
Finance lease assets[1]	Property, plant and equipment, net	12,302	13,213
Total lease assets		$21,128	$22,519

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$2,319	$2,570
Finance lease liabilities	Accounts payable and accrued liabilities	4,406	4,834
Noncurrent:
Operating lease liabilities	Other long-term obligations	6,651	6,716
Finance lease liabilities	Other long-term obligations	7,790	8,179
Total lease liabilities		$21,166	$22,299

1	Finance lease assets are presented net of accumulated amortization of $9.0 million and $7.9 million as of June 30, 2023 and December 31, 2022, respectively.

The following table presents the components of lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease costs[1]	$796	$881	$1,682	$1,828
Finance lease costs:
Amortization of leased assets	1,331	995	2,562	1,924
Interest expense	113	69	224	136
Net lease costs	$2,240	$1,945	$4,468	$3,888

1	Excludes short-term leases and variable lease costs, which are immaterial.

The following table presents supplemental cash flow information related to leases:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,629	$1,822
Operating cash flows for finance leases	$213	$136
Financing cash flows for finance leases	$2,817	$1,961
Leased assets exchanged for new lease liabilities:
Operating leases	$1,149	$1,279
Finance leases	$2,111	$2,331

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended June 30,
	Pension		OPEB
(in thousands)	2023	2022	2023	2022
Service cost	$1,355	$1,652	$28	$79
Interest cost	3,137	2,611	293	229
Expected return on plan assets	(3,025)	(2,258)	—	—
Amortization of prior service cost	11	18	—	156
Amortization of actuarial (gain) loss	(21)	1,148	(166)	(95)
Total net periodic cost	$1,457	$3,171	$155	$369

	Six Months Ended June 30,
	Pension		OPEB
(in thousands)	2023	2022	2023	2022
Service cost	$2,711	$3,501	$55	$158
Interest cost	6,275	5,423	587	458
Expected return on plan assets	(6,053)	(5,403)	-	—
Amortization of prior service cost	22	36	-	312
Amortization of actuarial (gain) loss	(42)	3,102	(332)	(190)
Net periodic cost before pension settlement charge	2,913	6,659	310	738
Pension settlement charge	—	14,165	—	—
Net periodic cost	$2,913	$20,824	$310	$738

During the six months ended June 30, 2023 and 2022, funding of pension and other postretirement employee benefit plans was $2.3 million and $2.3 million, respectively.

Pension Annuitization

In March 2022, we transferred $75.6 million of our qualified pension plan (the Plan) assets to an insurance company for the purchase of a group annuity contract. As a result of the transaction, the insurance company assumed responsibility for annuity administration and benefit payments to select retirees and terminated vested participants, with no change to participants' pension benefits. We recorded a non-cash pretax settlement charge of $14.2 million in non-operating expense, net, as a result of accelerating the recognition of actuarial losses included in Accumulated Other Comprehensive Income that would have been recognized in future periods. The settlement triggered a remeasurement of plan assets and liabilities.

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table details changes in amounts included in our Accumulated Other Comprehensive Income (Loss) (AOCI) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Pension and Other Postretirement Employee Benefits
Balance at beginning of period	$(28,625)	$(43,889)	$(28,494)	$(51,369)
Unrecognized gains (losses) arising in AOCI during the period:
Gross	—	—	—	(6,157)
Tax effect	—	—	—	1,570
Reclassifications from AOCI to earnings:
Pension settlement[1]	—	—	—	14,165
Other[1]	(176)	1,227	(352)	3,260
Tax effect	43	(312)	88	(4,443)
Net of tax amount	(133)	915	(264)	8,395
Other reclassifications	(211)	—	(211)	—
Balance at end of period	(28,969)	(42,974)	(28,969)	(42,974)
Cash Flow Hedges
Balance at beginning of period	108,811	51,407	126,146	8,131
Unrecognized gains arising in AOCI during the period:
Gross	22,754	43,935	8,873	87,427
Tax effect	(462)	(2,757)	(172)	(4,919)
Reclassifications from AOCI to earnings:
Gross[2]	(4,726)	1,411	(8,563)	3,444
Tax effect	108	(60)	201	(147)
Net of tax amount	17,674	42,529	339	85,805
Other reclassifications	45	—	45	—
Balance at end of period	126,530	93,936	126,530	93,936
Accumulated other comprehensive income, end of period	$97,561	$50,962	$97,561	$50,962

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

During the three and six months ended June 30, 2023, we incurred non-capitalizable merger costs in connection with the CatchMark merger of approximately $0.2 million and $2.5 million, respectively. These fees consisted primarily of post-merger period fees for professional services and are included in CatchMark merger-related expenses in our Condensed Consolidated Statements of Operations.

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

We accrued $5.6 million at December 31, 2022, for our estimated contribution to the remediation project. The project is still pending negotiation of a Project Agreement between the EPA, the MPCA, and us. While it is reasonably possible that we may incur an additional liability as this project develops, we are unable to estimate at this time the amount of additional charges, if any, which may be required for this matter in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expectations regarding economic conditions, including interest rates and our ability to offset the impact of inflation; expected seasonal fluctuations in our business segments; expected effectiveness of our hedging instruments and swaps; amount of net earnings on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected return on pension assets; anticipated share repurchases and dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; potential uses of our credit facility; anticipated insurance coverage for the Ola, Arkansas sawmill fire and expected timing to receive the remaining insurance proceeds; expectations regarding debt obligations, interest payments and debt refinancing; maintenance of our investment grade credit rating; expectations regarding the U.S. housing market and home repair and remodeling activity; the lumber and log markets and pricing; lumber shipment volumes; timber harvest volumes; rural real estate and real estate development sales; sufficiency of cash and any necessary borrowings to meet operating requirements; expected 2023 and future capital expenditures; costs associated with the expansion and modernization of our Waldo, Arkansas sawmill, the expected timing of completion of the project, and expected increases in productivity and reduction in operating costs resulting from the project; expectations regarding our ability to participate in the development of the natural climate solutions and forest carbon sequestration markets; and similar matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as expects, may, could, should, will, believes, anticipates, estimates, projects, intends, plans, targets or approximately, or similar words or terminology. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

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

Additionally, governments and businesses across the globe are taking action on climate change and are making significant commitments towards reducing greenhouse gas emissions to net zero. Achieving these commitments will require governments and companies to take major steps to modify operations, invest in low-carbon activities and purchase offsets to reduce environmental impacts. We believe we are well positioned to help entities achieve these commitments through natural climate solutions, including forest carbon sequestration and carbon capture and selling pulpwood and sawmill residuals for green energy production.

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

Business and Economic Trends Affecting Our Operations

The demand for timber is directly affected by the underlying demand for lumber and other wood products, as well as by the demand for pulp, paper and packaging. Rising construction costs, a persistently tight labor pool, supply chain challenges and higher mortgage rates negatively impact the pace of housing starts and repair and remodel projects. Our Timberlands and Wood Products segments are impacted by both demand in the United States for new housing construction and repair and remodel of existing homes.

In July 2023, the U.S. Census bureau reported privately owned housing starts for June 2023 were 1.4 million on a seasonally adjusted annual basis, which was down 8.1% from June 2022. Higher interest rates, reduced affordability, inflation and general macroeconomic conditions in part have caused consumer confidence and building activity to decline. Additionally, actions by the U.S. Federal Reserve, the overall condition of the economy, and fluctuations in financial markets are all factors that influence long-term interest rates with the average 30-year fixed mortgage rate increasing during the past twelve months from approximately 5.7% at the end of June 2022 to approximately 6.71% at the end of June 2023.

However, there are recent signs of improvement as large homebuilders have reported an increase in new home orders. This has translated into higher single-family housing starts, as June 2023 was the second month in a row where single-family starts were above 900,000 units. Also, the National Association of Home Builders (NAHB) reported the NAHB/Wells Fargo Housing Market Index (HMI) was 56 in July 2023, the seventh straight month builder confidence has increased and the highest since June 2022. Overall, we believe long-term underlying housing fundamentals remain favorable, due to a shortage of homes, lower than historical-average existing inventory for sale and a large millennial demographic in their prime home-buying years.

The repair and remodel sector, which is the largest market segment for lumber demand, continues to exhibit favorable underlying fundamentals, including healthy household balance sheets, strong home center takeaway and an aging existing housing stock supporting repair and remodel demand. Also, in the current higher interest rate environment, prospective homebuyers that are locked in with lower mortgage rates on their existing home are more likely to stay and remodel versus move into a new home.

Inflation, which appears to have peaked in 2022, impacted our business during the first half of the year. The annual inflation rate in the U.S. continued to slow in June 2023 to a 3.0% unadjusted twelve-month average, while the Producer Price Index (final demand) slowed to 0.1% on an unadjusted basis compared to 6.2% at the end of December 2022.

In our Timberlands segment, a significant portion of our Idaho sawlog prices are indexed on a four-week lag to lumber prices. The Northern region experienced a decrease in sawlog prices during the first half of the year because of lower indexed lumber prices compared to the prior year. Our total harvest volume of 1.6 million tons in the second quarter of 2023 was higher than the second quarter of 2022, primarily due to the addition of the CatchMark timberlands in September 2022 and more favorable harvest conditions in Idaho. We expect to harvest between 1.9 and 2.0 million tons during the third quarter of 2023, with approximately 82% of the volume in the Southern region.

During the second quarter of 2021 we experienced a fire at our Ola, Arkansas sawmill. The damage was principally limited to the large log primary breakdown machine center which significantly impacted the sawmill’s lumber production. We installed new equipment and the large log line restarted in September 2022.

In our Wood Products segment, lumber shipments increased compared to the prior year primarily from greater lumber production at our Ola sawmill. We shipped 280 million board feet of lumber during the second quarter of 2023 and expect to ship between 270 and 280 million board feet of lumber during the third quarter of 2023.

Our Real Estate segment benefitted from strong Chenal Valley residential lot and commercial acre sales. We anticipate to sell approximately 2,600 acres of rural land and approximately 35 residential lots during the third quarter of 2023.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenues	$246,101	$359,597	$(113,496)	$504,063	$770,947	$(266,884)
Costs and expenses:
Cost of goods sold	215,063	191,334	23,729	439,413	371,181	68,232
Selling, general and administrative expenses	17,585	20,412	(2,827)	35,815	36,706	(891)
CatchMark merger-related expenses	244	—	244	2,453	—	2,453
Gain on fire damage	(23,110)	(9,868)	(13,242)	(23,110)	(9,592)	(13,518)
	209,782	201,878	7,904	454,571	398,295	56,276
Operating income	36,319	157,719	(121,400)	49,492	372,652	(323,160)
Interest expense, net	(7,613)	(7,419)	(194)	(7,812)	(10,313)	2,501
Pension settlement charge	—	—	—	—	(14,165)	14,165
Non-operating pension and other postretirement employee benefit costs	(229)	(1,809)	1,580	(457)	(3,738)	3,281
Other	258	—	258	268	—	268
Income before income taxes	28,735	148,491	(119,756)	41,491	344,436	(302,945)
Income taxes	(6,429)	(28,269)	21,840	(2,925)	(60,334)	57,409
Net income	$22,306	$120,222	$(97,916)	$38,566	$284,102	$(245,536)
Total Adjusted EBITDDA[1]	$45,445	$175,170	$(129,725)	$103,222	$420,732	$(317,510)

1	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Second Quarter 2023 Compared with Second Quarter 2022

Revenues

Revenues were $246.1 million, a decrease of $113.5 million compared with the second quarter of 2022 primarily due to declines in lumber prices, Northern sawlog prices, and rural real estate land sales. These decreases were partially offset by increases in harvest volumes, lumber shipments, and commercial acres sold in Chenal Valley.

Cost of goods sold

Cost of goods sold increased $23.7 million compared with the second quarter of 2022 mainly due to higher manufacturing costs driven by increased lumber shipments, including shipments from the Ola sawmill following the large log line restart in September 2022, and higher log and haul costs primarily due to increased harvest volumes. These increases were partially offset by lower shipping costs and fewer rural real estate acres sold.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $2.8 million compared to the second quarter of 2022, primarily due to lower incentive and stock-based compensation in the second quarter of 2023. These decreases were partially offset primarily by incremental administrative costs following the CatchMark merger.

Gain on fire damage

During the second quarter of 2023, we recognized insurance recoveries of $23.1 million for fire damage at our Ola, Arkansas sawmill, compared to the second quarter of 2022, where we recognized insurance recoveries for fire damage of $10.0 million and disposal costs of $0.1 million.

Income taxes

Income taxes are primarily due to income or loss from our PotlatchDeltic taxable REIT subsidiaries (TRS). For the three months ended June 30, 2023, we recorded income tax expense of $6.4 million on TRS income before tax of $29.0 million, which included the $23.1 million gain on fire damage. Income taxes for the three months ended June 30, 2023, also included an approximate $1.0 million tax benefit from the reduction of our blended deferred tax rate during the quarter. For the three months ended June 30, 2022, we recorded income tax expense of $28.3 million on TRS income before tax of $110.9 million.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the second quarter of 2023 decreased $129.7 million compared to the second quarter of 2022 primarily due to lower lumber and Northern sawlog prices, fewer rural real estate sales and higher log and haul costs. These decreases in Adjusted EBITDDA were partially offset by increased harvest volumes along with lower variable compensation. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented

Year to Date 2023 Compared with Year to Date 2022

Revenues

Revenues were $504.1 million, a decrease of $266.9 million compared with the first half of 2022, primarily due to declines in lumber and Northern sawlog prices, fewer residential lot sales in Chenal Valley and lower rural real estate land sales. These decreases were partially offset by increased harvest volumes and increased lumber shipments primarily from our Ola, Arkansas sawmill.

Cost of goods sold

Cost of goods sold increased $68.2 million compared with the first half of 2022 mainly due to higher manufacturing and log and haul costs primarily from increased lumber shipments and harvest volumes. These increases were partially offset by lower shipping costs and fewer rural real estate acres sold.

CatchMark merger-related expenses

Merger-related expenses during the first half of 2023 were $2.5 million primarily related to post-merger fees for professional services.

Gain on fire damage

During the first half of 2023, we recognized insurance recoveries of $23.1 million for fire damage at our Ola, Arkansas sawmill. During the first half of 2022, we recognized insurance recoveries of $10.4 million for fire damage and incurred $0.8 million of disposal costs at the Ola sawmill.
Interest expense

Interest expense, net, decreased $2.5 million compared to the first half of 2022, primarily due to higher interest income earned on cash and cash equivalents as a result of higher short-term interest rates, partially offset by increased net interest expense associated with $277.5 million in long-term debt assumed and refinanced in connection with the CatchMark merger in September 2022.

Pension settlement charge

In March 2022, we transferred $75.6 million of our qualified pension plan assets to an insurance company for the purchase of a group annuity contract. In connection with this transaction, we recorded a non-cash pretax settlement charge of $14.2 million.

Non-operating pension and other postretirement benefit costs

Non-operating pension and other postretirement benefit costs decreased $3.3 million compared to the first half of 2022 primarily as a result of an increase in the discount rate used to determine the benefit obligation and an increase in the expected return on plan assets.

Income taxes

Income taxes are primarily due to income or loss from our TRS. For the six months ended June 30, 2023, we recorded income tax expense of $2.9 million on TRS income before tax of $15.4 million, which included the $23.1 million gain on fire damage. Income taxes for the six months ended June 30, 2023, also included an approximate $1.0 million tax benefit from the reduction of our blended deferred tax rate recorded in the second quarter of 2023. For the six months ended June 30, 2022, we recorded income tax expense of $60.3 million on TRS income before tax of $238.2 million, which included the $14.2 million pension settlement charge.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first half of 2023 decreased $317.5 million compared to the first half of 2022 primarily due to lower lumber and Northern sawlog prices, higher manufacturing and log and haul costs and fewer rural real estate sales and residential lot sales in Chenal Valley. The decrease in Adjusted EBITDDA was partially offset by increased harvest volume. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenues[1]	$88,617	$105,486	$(16,869)	$203,855	$229,143	$(25,288)
Costs and expenses:
Logging and hauling	47,160	37,123	10,037	106,369	77,205	29,164
Other	9,975	8,658	1,317	17,511	14,061	3,450
Selling, general and administrative expenses	2,166	1,815	351	4,020	3,553	467
Timberlands Adjusted EBITDDA[2]	$29,316	$57,890	$(28,574)	$75,955	$134,324	$(58,369)

1

Prior to elimination of intersegment fiber revenues of $27.2 million and $39.3 million for the three months ended June 30, 2023 and 2022, and $61.2 million and $81.4 million for the six months ended June 30, 2023 and 2022, respectively.

2	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
Harvest Volumes (in tons)	2023	2022	Change	2023	2022	Change
Northern region
Sawlog	319,173	276,347	42,826	789,963	661,637	128,326
Pulpwood	7,989	11,383	(3,394)	16,018	19,642	(3,624)
Total	327,162	287,730	39,432	805,981	681,279	124,702

Southern region
Sawlog	583,992	507,679	76,313	1,245,580	997,772	247,808
Pulpwood	480,310	376,843	103,467	972,715	756,494	216,221
Stumpage	229,675	117,618	112,057	673,954	314,131	359,823
Total	1,293,977	1,002,140	291,837	2,892,249	2,068,397	823,852

Total harvest volume	1,621,139	1,289,870	331,269	3,698,230	2,749,676	948,554

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$115	$228	$(113)	$114	$218	$(104)
Pulpwood	$46	$52	$(6)	$48	$50	$(2)

Southern region
Sawlog	$48	$48	$—	$48	$48	$—
Pulpwood	$31	$32	$(1)	$32	$32	$—
Stumpage	$18	$18	$—	$20	$17	$3

1

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three and six months ended June 30, 2023, compared with the three and six months ended June 30, 2022:

(in thousands)	Three Months	Six Months
Timberlands Adjusted EBITDDA - prior year	$57,890	$134,324
Harvest volume	7,025	21,234
Sales price and mix	(31,794)	(67,203)
Logging and hauling costs per unit	(3,334)	(10,682)
Forest management, indirect and other	(471)	(1,718)
Timberlands Adjusted EBITDDA - current year	$29,316	$75,955

Second Quarter 2023 Compared with Second Quarter 2022

Timberlands Adjusted EBITDDA for the second quarter of 2023 decreased $28.6 million compared with the second quarter of 2022, primarily as a result of the following:

•
Harvest Volume: We harvested 1.3 million tons in the Southern region during the second quarter of 2023, which was 29.1% higher than the second quarter of 2022, primarily due to harvest activity on the CatchMark timberlands acquired in mid-September 2022, partially offset by wet weather impacting operating conditions compared to the second quarter of 2022. Northern harvest volumes increased 13.7% in the second quarter of 2023 from more favorable logging and hauling conditions compared to the second quarter of 2022 when hauling conditions were impacted by unseasonably wet weather in June 2022.
•
Sales Price and Mix: Sawlog prices in the Northern region decreased 49.6%, to $115 per ton, primarily due to the effect of lower indexed sawlog prices in Idaho. Southern sawlog prices remained relatively flat.
•
Logging and Hauling Cost per Unit: Log and hauling costs per unit were higher primarily due to inflationary operating cost increases, particularly in Idaho, partially offset by lower diesel costs.

Year to Date 2023 Compared with Year to Date 2022

Timberlands Adjusted EBITDDA for the first half of 2023 decreased $58.4 million compared with the first half of 2022, primarily as a result of the following:

•
Harvest Volume: We harvested 2.9 million tons in the Southern region during the first half of 2023, which was 39.8% higher than the second half of 2022, primarily due to harvest activity on the CatchMark timberlands acquired in mid-September 2022, partially offset by wet weather impacting operating conditions in the second quarter of 2023 compared to the first half of 2022. In the Northern region hauling conditions were more favorable in the first half of 2023 as compared to the first half of 2022 resulting in an 18.3% increase in harvest volume.
•
Sales Price and Mix: Sawlog prices in the Northern region decreased 47.7%, to $114 per ton, primarily due to the effect of lower indexed sawlog prices in Idaho. Southern sawlog prices remained relatively flat.
•
Logging and Hauling Cost per Unit: Log and hauling costs per unit were higher primarily due to inflationary operating cost increases, particularly in Idaho, partially offset by lower diesel costs.

Wood Products Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenues	$167,669	$266,633	$(98,964)	$320,464	$562,375	$(241,911)
Costs and expenses[1]
Fiber costs	75,923	88,915	(12,992)	153,120	166,588	(13,468)
Freight, logging and hauling	19,474	19,606	(132)	39,644	37,973	1,671
Manufacturing costs	56,360	55,573	787	109,250	106,366	2,884
Finished goods inventory change	1,019	(7,952)	8,971	57	(12,531)	12,588
Selling, general and administrative expenses	2,844	3,110	(266)	6,280	6,518	(238)
Other	82	125	(43)	177	254	(77)
Wood Products Adjusted EBITDDA[2]	$11,967	$107,256	$(95,289)	$11,936	$257,207	$(245,271)

1

Prior to elimination of intersegment fiber costs of $27.2 million and $39.3 million for the three months ended June 30, 2023 and 2022, and $61.2 million and $81.4 million for the six months ended June 30, 2023 and 2022, respectively

2	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Lumber shipments (MBF)[1]	280,251	254,225	26,026	541,884	487,413	54,471
Lumber sales prices ($ per MBF)	$476	$865	$(389)	$456	$966	$(510)

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three and six months ended June 30, 2023, compared with the three and six months ended June 30, 2022:

(in thousands)	Three Months	Six Months
Wood Products Adjusted EBITDDA - prior year	$107,256	$257,207
Lumber:
Price	(96,918)	(244,900)
Log costs per unit	9,984	10,625
Manufacturing costs per unit	1,917	5,704
Volume	766	85
Residuals, panels and other	(11,038)	(16,785)
Wood Products Adjusted EBITDDA - current year	$11,967	$11,936

Second Quarter 2023 Compared with Second Quarter 2022

Wood Products Adjusted EBITDDA for the second quarter of 2023 decreased $95.3 million compared with the second quarter of 2022, primarily as a result of the following:

•
Lumber Price: Average lumber sales prices decreased to $476 per MBF during the second quarter of 2023 compared to $865 per MBF during the second quarter of 2022.
•
Log Costs Per Unit: Log costs per unit were lower primarily as a result of lower indexed log costs at our Idaho sawmill and increased production recoveries at our Southern sawmills.
•
Manufacturing Cost Per Unit: Lower manufacturing cost per unit was primarily a result of increased production at our Ola, Arkansas sawmill which restarted late in the third quarter of 2022 after a fire in June 2021.
•
Residual Sales, Panels and Other: Plywood price realization and shipments were lower during the second quarter of 2023 compared to the second quarter of 2022 due to lower demand from industrial customers.

Year to Date 2023 Compared with Year to Date 2022

Wood Products Adjusted EBITDDA for the first half of 2023 decreased $245.3 million compared with the first half of 2022, primarily as a result of the following:

•
Lumber Price: Average lumber sales prices decreased to $456 per MBF during the first half of 2023 compared to $966 per MBF during the first half of 2022.
•
Log Costs Per Unit: Log costs per unit were lower primarily as a result of lower indexed log costs at our Idaho sawmill and increased production recoveries at our Southern sawmills.
•
Manufacturing Cost Per Unit: Lower manufacturing cost per unit was primarily a result of increased production at our Ola, Arkansas sawmill which restarted late in the third quarter of 2022 after a fire in June 2021.
•
Residual Sales, Panels and Other: Plywood price realization and shipments were lower during the first half of 2023 compared to the first half of 2022 due to lower demand from industrial customers.

Real Estate Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenues	$17,064	$26,736	$(9,672)	$40,927	$60,801	$(19,874)
Costs and expenses
Costs of goods sold	3,438	3,831	(393)	6,303	6,710	(407)
Selling, general and administrative expenses	1,389	1,089	300	2,922	2,151	771
Real Estate Adjusted EBITDDA[1]	$12,237	$21,816	$(9,579)	$31,702	$51,940	$(20,238)

1	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Acres sold	941	12,749	7,880	17,500
Average price per acre	$4,859	$1,290	$2,841	$2,176

Development Real Estate	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Residential lots	42	45	66	109
Average price per lot	$107,126	$134,373	$110,509	$121,662

Commercial acres	6	3	6	6
Average price per acre	$818,914	$685,713	$818,914	$815,993

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three and six months ended June 30, 2023, compared with the three and six months ended June 30, 2022:

(in thousands)	Three Months	Six Months
Real Estate Adjusted EBITDDA - prior year	$21,816	$51,940
Rural real estate sales	(11,669)	(15,151)
Real estate development sales	1,647	(5,405)
Selling, general and administrative expenses	(285)	(756)
Other costs, net	728	1,074
Real Estate Adjusted EBITDDA - current year	$12,237	$31,702

Second Quarter 2023 Compared with Second Quarter 2022

Real Estate Adjusted EBITDDA for the second quarter of 2023 was $12.2 million, a decrease of $9.6 million compared with the second quarter of 2022, primarily as a result of the following:

•
Rural Sales: Rural real estate sales in the second quarter of 2022 included a 10,700 acre timberland sale in Minnesota to a conservation entity representing its final option under a multi-year option arrangement. There were no comparable size land sales during the second quarter of 2023. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.
•
Development Sales: During the second quarter of 2023, we sold 42 residential lots at an average lot price of $107,126 compared to 45 lots at an average lot price of $134,373 during the second quarter of 2022. In addition, we sold 6 acres of commercial land in Chenal Valley for $818,914 per acre during the second quarter of 2023 compared to 3 acres for $685,713 during the second quarter of 2022. The average price per lot or acre fluctuates based on a variety of factors including size, location and planned end use within the developments.

Year to Date 2023 Compared with Year to Date 2022

Real Estate Adjusted EBITDDA for the first half of 2023 was $31.7 million, a decrease of $20.2 million compared with the first half of 2022, primarily as a result of the following:

•
Rural Sales: There were less rural real estate acres sold in the first half of 2023 compared to the first half of 2022. The first half of 2023 included a 2,240 acre conservation sale in Alabama and a 2,700 acre land sale on acquired CatchMark timberlands, both in the first quarter of 2023. The first half of 2022 included a 1,760 acre sale in the South for $7,500 per acre in the first quarter of 2022 to an energy provider for a planned commercial solar farm and a 10,700 acre timberland sale in Minnesota in the second quarter of 2022.
•
Development Sales: During the first half of 2023, we sold 66 residential lots at an average lot price of $110,509 compared to 109 lots at an average lot price of $121,662 during the first half of 2022. In addition, we sold 6 acres of commercial land in Chenal Valley for $818,914 per acre compared to 6 acres for $815,993 per acre in the first half of 2022.

Liquidity and Capital Resources

Cash generated by our operations is highly dependent on the selling prices of our products and can vary from period to period. Changes in significant sources and uses of cash for the six months ended June 30, 2023 and 2022 are presented by category as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Net cash from operating activities	$76,357	$378,186	$(301,829)
Net cash from investing activities	$(10,902)	$(88,766)	$77,864
Net cash from financing activities	$(74,269)	$(70,298)	$(3,971)

Net Cash Flows from Operating Activities

Net cash from operating activities decreased $301.8 million in the first half of 2023, compared to the first half of 2022 primarily as a result of the following:

•
Cash received from customers decreased $264.0 million primarily due to lower lumber and Idaho sawlog prices, fewer residential lot sales in Chenal Valley, and fewer rural real estate acres sold. These decreases were partially offset by increased shipments primarily from our Ola, Arkansas sawmill which restarted late in the third quarter of 2022 after a fire in June 2021 and increased harvest activity driven by the addition of the CatchMark timberlands in mid-September 2022.
•
Cash payments increased $68.6 million primarily due to increases in lumber production, primarily from our Ola sawmill and harvest activity.
•
During the first half of 2023, we received $9.7 million in insurance proceeds as a result of the fire at our Ola, Arkansas sawmill compared to $9.4 million in insurance proceeds during the first half of 2022.
•
Cash paid for interest, net increased $3.6 million primarily due to cash interest payments on debt assumed and refinanced in connection with the CatchMark merger in September 2022, partially offset by higher interest income earned on cash and cash equivalents as a result of higher short-term interest rates and increased patronage dividends from our lenders.
•
Net tax payments decreased $34.2 million as a result of lower taxable income generated from our TRS operations in 2023.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
We spent $20.8 million on capital expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first half of 2023 compared to $45.2 million during the first half of 2022.
•
Cash expenditures for timberland acquisitions during the first half of 2023 was $1.6 million compared to $42.2 million during the first half of 2022.
•
We received $10.9 million during the first half of 2023 from certain interest rate swaps that contained an other-than-insignificant financing element at inception which are required to be classified in investing activities. Cash flows from these above market interest rate swaps reduce our interest costs on the corresponding variable rate debt.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
We paid dividends of $71.9 million during the first half of 2023 compared to $61.0 million during the first half of 2022. In addition to increasing our quarterly dividend from $0.44 per share to $0.45 per share in the fourth quarter of 2022, our quarterly dividend payment also increased due to the issuance of 11.5 million shares to complete the CatchMark merger in September 2022.
•
We repaid $3.0 million of long-term debt during the first half of 2022 and had no similar payments in the first quarter of 2023.
•
During the first half of 2023 we repurchased 8,761 shares of our common stock totaling $0.4 million. We repurchased 94,566 shares of our common stock totaling $4.2 million during the first half of 2022.

Future Sources and Uses of Cash

At June 30, 2023, we had cash and cash equivalents of $331.2 million. We expect cash and cash equivalents on hand, cash generated from our operating activities, and supplemented by borrowings under our credit agreement, if needed, to be adequate to meet our future cash requirements. At June 30, 2023, there were no significant changes in our cash commitments arising in the normal course of business under our known contractual and other obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In June 2022, we announced a project to expand and modernize our Waldo, Arkansas sawmill. The project is expected to increase the mill’s annual capacity from 190 million board feet of dimensional lumber to approximately 275 million board feet. The investment is also expected to reduce the mill’s operating costs significantly. The Waldo investment includes upgrades to the log yard and planer, a new saw line, and a new continuous dry kiln. The existing mill will continue to operate during the project and completion is expected by the end of 2024. We expect to spend approximately $131.0 million on the project, of which $12.2 million was spent in 2022 and approximately $74.0 million is expected to be spent during 2023.

During 2022, we completed the installation of new equipment at our fire damaged Ola, Arkansas sawmill. The large log line restarted in September 2022. Since the fire in 2021, and through June 30, 2023, the insurance carriers have approved a total of $73.1 million in recoveries for both property damage and business interruption claims at the Ola sawmill. We expect to finalize our insurance claim for the Ola, Arkansas sawmill fire during the second half of 2023. Insurance recoveries are recorded when deemed probable and reasonably estimable.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under a repurchase program approved in August 2018. At June 30, 2023, we had remaining authorization of $149.6 million for future stock repurchases under the 2022 Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to the trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan), and, subject to the terms of the Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

Term Loans and Credit Agreement

At June 30, 2023, our total outstanding net long-term debt was $1.0 billion, including $971.0 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender. All interest rates on our outstanding long-term debt are fixed rates under fixed rate loans or variable rate loans with an associated interest rate swap that fixes the variable benchmark interest rate component.

Our Amended Credit Agreement provides for a $300.0 million revolving line of credit that matures February 14, 2027. Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At June 30, 2023, there were no borrowings under the revolving line of credit and approximately $0.7 million of the credit facility was utilized by outstanding letters of credit.

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

The following table presents the components and applicable limits of Total Asset Value (TAV), a component of the Leverage Ratio, at June 30, 2023:

(in thousands)
Estimated timberland fair value	$4,835,276
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	278,459
Cash and cash equivalents	331,225
Other[1]	22,199
Total Asset Value	$5,467,159

1

Includes, as applicable, Company Owned Life Insurance (limited to 5% of TAV), Construction in Progress (limited to 10% of TAV) and Investments in Affiliates (limited to 15% TAV) as defined in the Agreements.

At June 30, 2023, we were in compliance with all covenants under the Agreements. The following table sets forth the financial covenants for the Agreements and our status with respect to these covenants at June 30, 2023:

	Covenant Requirement		Actual
Interest coverage ratio	≥	3.00 to 1.00	11.4
Leverage ratio	≤	40%	19%

See Note 5: Debt in the Notes to the Condensed Consolidated Financial Statements for additional information on our debt and credit agreements.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt, and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade.

Capital Structure

(in thousands)	June 30, 2023	December 31, 2022
Long-term debt (including current portion)	$1,033,265	$1,032,680
Cash and cash equivalents	(331,225)	(343,809)
Net debt	702,040	688,871
Market capitalization[1]	4,223,309	3,505,255
Enterprise value	$4,925,349	$4,194,126

Net debt to enterprise value	14.3%	16.4%
Dividend yield[2]	3.4%	4.1%
Weighted-average cost of debt, after tax[3]	2.4%	2.4%

1	Market capitalization is based on outstanding shares of 79.9 million and 79.7 million times closing share prices of $52.85 and $43.99 at June 30, 2023 and December 30, 2022, respectively.
2	Dividend yield is based on annualized dividends per share of $1.80 and share prices of $52.85 and $43.99 at June 30, 2023 and December 30, 2022, respectively.
3	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

We reconcile Total Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$22,306	$120,222	$38,566	$284,102
Interest expense, net	7,613	7,419	7,812	10,313
Income taxes	6,429	28,269	2,925	60,334
Depreciation, depletion and amortization	27,087	20,007	58,851	39,509
Basis of real estate sold	4,884	7,325	15,515	18,179
CatchMark merger-related expenses	244	—	2,453	—
Gain on fire damage	(23,110)	(9,868)	(23,110)	(9,592)
Pension settlement charge	—	—	—	14,165
Non-operating pension and other postretirement employee benefit costs	229	1,809	457	3,738
Loss (gain) on disposal of fixed assets	21	(13)	21	(16)
Other	(258)	—	(268)	—
Total Adjusted EBITDDA	$45,445	$175,170	$103,222	$420,732

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

The following table provides a reconciliation of cash from operating activities to CAD:

	Six Months Ended June 30,		Twelve Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net cash from operating activities[1]	$76,357	$378,186	$190,072	$541,732
Capital expenditures[2]	(22,470)	(87,383)	(119,891)	(136,708)
CAD	$53,887	$290,803	$70,181	$405,024
Net cash from investing activities[3]	$(10,902)	$(88,766)	$(69,656)	$(122,457)
Net cash from financing activities	$(74,269)	$(70,298)	$(299,533)	$(415,411)

1

Net cash from operating activities for the six and twelve months ended June 30, 2023 include cash paid for CatchMark merger-related expenses of $0.9 million and $18.7 million, respectively, and cash paid for real estate development expenditures of $4.3 million and $7.2 million, respectively. Net cash from operating activities for the six and twelve months ended June 30, 2022 includes cash paid for real estate development expenditures of $5.2 million and $10.4 million, respectively.

2

The six and twelve months ended June 30, 2023 includes fire related capital expenditures for the Ola, Arkansas sawmill of $0.6 and $9.6 million, respectively, and excludes $0 and $8.8 million, respectively, of insurance proceeds for the Ola, Arkansas sawmill property losses. The six and twelve months ended June 30, 2022 includes fire related capital expenditures for the Ola, Arkansas sawmill of $9.2 million and $14.8 million, respectively, and excludes $0 and $15.0 million, respectively, of insurance proceeds for the Ola, Arkansas sawmill property losses.

3	Net cash from investing activities include payment for capital expenditures and acquisition of non-strategic timber and timberlands, which is also included in our reconciliation of CAD.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2023. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of June 30, 2023.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under a previously authorized repurchase program. The 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason. Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Exchange Act), or through privately negotiated transactions. In May 2023, we repurchased shares through a trading plan adopted in accordance with 10b5-1 of the Exchange Act (the Trading Plan).

The following table provides information with respect to purchases of common stock made by the company during the three months ended June 30, 2023:

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	—	$150,000,021
May 1 - May 31	8,761	$45.00	8,761	$149,605,776
June 1 - June 30	—	$—	—	$149,605,776
Total	8,761	$45.00	8,761	$149,605,776

At June 30, 2023, we had remaining authorization of $149.6 million for future stock repurchases under the 2022 Repurchase Program. We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On June 9, 2023, Wayne Wasechek, our Interim Vice President, Chief Financial Officer and Chief Accounting Officer, who is an officer for purposes of Section 16 of the Exchange Act, adopted a 10b5-1 trading arrangement (the 10b5-1 Trading Arrangement) intended to satisfy the affirmative defense of Rule 10b5-1(c)(1) under the Exchange Act and the company's policies regarding transactions in our securities. The 10b5-1 Trading Arrangement is intended to cover tax withholding obligations in connection with the vesting of restricted stock units (“RSUs”) granted to Mr. Wasechek on April 19, 2023, and related RSUs that represent dividend equivalents. Such sale is mandated by the company’s election under its equity incentive plans to require the satisfaction of its tax withholding obligations to be funded by a “sell to cover” transaction as soon as practicable on or after the settlement date for the RSUs, which is expected to be April 17, 2026. Therefore, the duration of the 10b5-1 Trading Arrangement is from June 9, 2023 until approximately April 20, 2026. Based on the share price of $49.05 per share on the date the RSUs were granted, the estimated number of shares of our company common stock to be sold pursuant to the 10b5-1 Trading Arrangement is approximately 1,194.

No other company officers or directors adopted or terminated any 10b5-1 or non-10b5-1 trading arrangements during the three months ended June 30, 2023.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1*	Fourth Restated Certificate of Incorporation of the Registrant, effective May 1, 2023, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on May 4, 2023.
3.2*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.
4	See Exhibits 3.1 and 3.2. The registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.
10.1	Summary of PotlatchDeltic Corporation Non-Employee Director Compensation, effective May 4, 2023.
10.2

First Amendment to Third Amended and Restated Credit Agreement dated as of May 18, 2023 by and among the Registrant and its wholly-owned subsidiaries as borrowers, KeyBank National Association as Administrative Agent, and the Lenders party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 18, 2023.

31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.
101

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed on August 4, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ WAYNE WASECHEK
Wayne Wasechek
Interim Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized; Principal Accounting Officer)

Date:	August 4, 2023