Form 10-Q
period 2023-09-30
POTLATCHDELTIC CORP
filed 2023-11-03
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding (in thousands) as of October 31, 2023, was 79,364.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenues	$265,509	$306,693	$769,572	$1,077,640
Costs and expenses:
Cost of goods sold	226,303	220,876	665,716	592,057
Selling, general and administrative expenses	19,303	18,878	55,118	55,584
CatchMark merger-related expenses	—	26,007	2,453	26,007
Gain on fire damage	(16,326)	(24,913)	(39,436)	(34,505)
	229,280	240,848	683,851	639,143
Operating income	36,229	65,845	85,721	438,497
Interest expense, net	(7,971)	(8,280)	(15,783)	(18,593)
Pension settlement charge	—	—	—	(14,165)
Non-operating pension and other postretirement employee benefit costs	(228)	(1,808)	(685)	(5,546)
Other	370	(1)	638	(1)
Income before income taxes	28,400	55,756	69,891	400,192
Income taxes	(4,725)	(9,801)	(7,650)	(70,135)
Net income	$23,675	$45,955	$62,241	$330,057

Net income per share:
Basic	$0.30	$0.64	$0.78	$4.70
Diluted	$0.29	$0.64	$0.78	$4.69
Dividends per share	$0.45	$0.44	$1.35	$1.32
Weighted-average shares outstanding
Basic	80,132	71,486	80,102	70,171
Diluted	80,379	71,632	80,279	70,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$23,675	$45,955	$62,241	$330,057
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits	(132)	914	(607)	9,309
Cash flow hedges	28,464	32,725	28,848	118,530
Other comprehensive income, net of tax	28,332	33,639	28,241	127,839
Comprehensive income	$52,007	$79,594	$90,482	$457,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$302,799	$343,809
Customer receivables, net	30,762	22,813
Inventories, net	82,537	67,958
Other current assets	56,606	36,955
Total current assets	472,704	471,535
Property, plant and equipment, net	334,350	318,184
Investment in real estate held for development and sale	55,928	55,490
Timber and timberlands, net	2,459,508	2,508,372
Intangible assets, net	16,085	17,420
Other long-term assets	209,703	179,554
Total assets	$3,548,278	$3,550,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$115,334	$94,861
Current portion of long-term debt	39,996	39,979
Current portion of pension and other postretirement employee benefits	4,926	4,926
Total current liabilities	160,256	139,766
Long-term debt	993,562	992,701
Pension and other postretirement employee benefits	80,581	77,396
Deferred tax liabilities, net	38,419	41,790
Other long-term obligations	36,363	35,749
Total liabilities	1,309,181	1,287,402
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, 200,000 and 100,000 shares authorized and 79,628 and 79,683 shares issued and outstanding	79,628	79,683
Additional paid-in capital	2,301,301	2,294,797
Accumulated deficit	(267,725)	(208,979)
Accumulated other comprehensive income	125,893	97,652
Total stockholders’ equity	2,239,097	2,263,153
Total liabilities and stockholders' equity	$3,548,278	$3,550,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,241	$330,057
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	90,327	67,960
Basis of real estate sold	21,624	25,024
Change in deferred taxes	(3,979)	(1,359)
Pension and other postretirement employee benefits	4,833	10,936
Pension settlement charge	—	14,165
Equity-based compensation expense	6,472	16,141
Gain on fire damage	(39,436)	(34,505)
Interest received under swaps with other-than-insignificant financing element	(18,651)	—
Other, net	5,648	(455)
Change in working capital and operating-related activities, net	(24,107)	14,071
Real estate development expenditures	(7,243)	(6,986)
Funding of pension and other postretirement employee benefits	(2,176)	(3,290)
Proceeds from insurance recoveries	21,755	26,678
Net cash from operating activities	117,308	458,437

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(28,068)	(44,000)
Timberlands reforestation and roads	(17,013)	(12,220)
Acquisition of timber and timberlands	(1,676)	(96,081)
Proceeds from property insurance	1,356	—
Cash acquired in CatchMark merger	—	23,571
Interest received under swaps with other-than-insignificant financing element	17,279	—
Other, net	700	935
Net cash from investing activities	(27,422)	(127,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(107,880)	(96,578)
Repurchase of common stock	(11,406)	(4,527)
Proceeds from issuance of long-term debt	—	277,500
Repayment of long-term debt	—	(303,000)
Other, net	(2,315)	(6,120)
Net cash from financing activities	(121,601)	(132,725)
Change in cash, cash equivalents and restricted cash	(31,715)	197,917
Cash, cash equivalents and restricted cash at beginning of period	345,591	296,772
Cash, cash equivalents and restricted cash at end of period	$313,876	$494,689

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$20,141	$4,429
Accrued timberlands reforestation and roads	$2,834	$2,749
Repurchase of common stock pending settlement	$1,723	$—
Equity issued as consideration in the CatchMark merger	$—	$508,314
Long-term debt and other liabilities assumed in merger with CatchMark	$—	$323,102

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown above in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2023	September 30, 2022
Cash and cash equivalents	$302,799	$484,018
Restricted cash included in other current and long-term assets[1]	11,077	10,671
Total cash, cash equivalents, and restricted cash	$313,876	$494,689

1

Amounts included in restricted cash represent proceeds held by a qualified intermediary that were or are intended to be reinvested in timber and timberlands.

At September 30, 2023 and 2022, $1.8 million and $0, respectively, was classified as Other current assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income	Equity
Balance, December 31, 2022	79,683	$79,683	$2,294,797	$(208,979)	$97,652	$2,263,153
Net income	—	—	—	16,260	—	16,260
Shares issued for stock compensation	233	233	(233)	—	—	—
Equity-based compensation expense	—	—	2,279	—	—	2,279
Pension plans and OPEB obligations, net of tax	—	—	—	—	(131)	(131)
Cash flow hedges, net of tax	—	—	—	—	(17,335)	(17,335)
Common dividends, $0.45 per share	—	—	—	(35,962)	—	(35,962)
Other transactions, net	—	—	84	(85)	—	(1)
Balance, March 31, 2023	79,916	79,916	2,296,927	(228,766)	80,186	2,228,263
Net income	—	—	—	22,306	—	22,306
Shares issued for stock compensation	4	4	(4)	—	—	—
Equity-based compensation expense	—	—	1,577	—	—	1,577
Repurchase of common stock	(9)	(9)	—	(385)	—	(394)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(344)	(344)
Cash flow hedges, net of tax	—	—	—	—	17,719	17,719
Dividends on common stock, $0.45 per share	—	—	—	(35,958)	—	(35,958)
Other transactions, net	—	—	93	(93)	—	—
Balance, June 30, 2023	79,911	79,911	2,298,593	(242,896)	97,561	2,233,169
Net income	—	—	—	23,675	—	23,675
Equity-based compensation expense	—	—	2,616	—	—	2,616
Repurchase of common stock	(283)	(283)	—	(12,452)	—	(12,735)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(132)	(132)
Cash flow hedges, net of tax	—	—	—	—	28,464	28,464
Dividends on common stock, $0.45 per share	—	—	—	(35,960)	—	(35,960)
Other transactions, net	—	—	92	(92)	—	—
Balance, September 30, 2023	79,628	$79,628	$2,301,301	$(267,725)	$125,893	$2,239,097

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	69,064	$69,064	$1,781,217	$(280,910)	$(43,238)	$1,526,133
Net income	—	—	—	163,880	—	163,880
Shares issued for stock compensation	308	308	(308)	—	—	—
Equity-based compensation expense	—	—	2,056	—	—	2,056
Pension plans and OPEB obligations, net of tax	—	—	—	—	7,480	7,480
Cash flow hedges, net of tax	—	—	—	—	43,276	43,276
Common dividends, $0.44 per share	—	—	—	(30,524)	—	(30,524)
Other transactions, net	—	—	(25)	(78)	—	(103)
Balance, March 31, 2022	69,372	69,372	1,782,940	(147,632)	7,518	1,712,198
Net income	—	—	—	120,222	—	120,222
Shares issued for stock compensation	3	3	(3)	—	—	—
Equity-based compensation expense	—	—	2,368	—	—	2,368
Repurchase of common stock	(95)	(95)	—	(4,061)	—	(4,156)
Pension plans and OPEB obligations, net of tax	—	—	—	—	915	915
Cash flow hedges, net of tax	—	—	—	—	42,529	42,529
Dividends on common stock, $0.44 per share	—	—	—	(30,524)	—	(30,524)
Other transactions, net	—	—	78	(79)	—	(1)
Balance, June 30, 2022	69,280	69,280	1,785,383	(62,074)	50,962	1,843,551
Net income	—	—	—	45,955	—	45,955
Shares issued for stock compensation	31	31	(31)	—	—	—
Equity-based compensation expense	—	—	2,409	—	—	2,409
Repurchase of common stock	(8)	(8)	—	(363)	—	(371)
Pension plans and OPEB obligations, net of tax	—	—	—	—	914	914
Cash flow hedges, net of tax	—	—	—	—	32,725	32,725
Dividends on common stock, $0.44 per share	—	—	—	(35,530)	—	(35,530)
Common stock issued for CatchMark merger	11,474	11,474	504,292	—	—	515,766
Other transactions, net	—	—	77	(77)	—	—
Balance, September 30, 2022	80,777	$80,777	$2,292,130	$(52,089)	$84,601	$2,405,419

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

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies and are adopted by the company as of the specified effective date. For the nine months ended September 30, 2023, there were no new accounting pronouncements that management believes materially affect the company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

Our Timberlands segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and typically represent a sizable portion of the Timberlands segment’s total revenues. Our other segments generally do not generate intersegment revenues. These intercompany transactions are eliminated in consolidation.

The reportable segments follow the same accounting policies used for our Condensed Consolidated Financial Statements, with the exception of the valuation of inventories, which are reported using the average cost method for purposes of reporting segment results.

The following table presents our revenues by major product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Timberlands
Northern region
Sawlogs	$48,538	$78,668	$138,685	$223,102
Pulpwood	330	582	1,102	1,561
Other	362	281	995	797
Total Northern revenues	49,230	79,531	140,782	225,460

Southern region
Sawlogs	31,863	29,618	91,419	77,364
Pulpwood	17,503	17,694	48,641	41,542
Stumpage	7,057	4,028	20,438	9,494
Other	4,155	3,705	12,383	9,859
Total Southern revenues	60,578	55,045	172,881	138,259

Total Timberlands revenues	109,808	134,576	313,663	363,719

Wood Products
Lumber	132,852	151,540	379,939	622,228
Residuals and Panels	32,256	41,891	105,633	133,578
Total Wood Products revenues	165,108	193,431	485,572	755,806

Real Estate
Rural real estate	11,616	6,182	34,005	44,268
Development real estate	4,289	10,205	16,498	28,429
Other	3,247	2,621	9,576	7,112
Total Real Estate revenues	19,152	19,008	60,079	79,809

Total segment revenues	294,068	347,015	859,314	1,199,334
Intersegment Timberlands revenues[1]	(28,559)	(40,322)	(89,736)	(121,694)
Other intersegment revenues	—	—	(6)	—
Total consolidated revenues	$265,509	$306,693	$769,572	$1,077,640

1	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDDA:
Timberlands	$42,062	$64,482	$118,017	$198,806
Wood Products	15,039	31,258	26,975	288,465
Real Estate	14,165	14,140	45,867	66,080
Corporate	(11,696)	(12,629)	(32,958)	(36,125)
Eliminations and adjustments	(3,292)	3,839	1,599	4,596
Total Adjusted EBITDDA	56,278	101,090	159,500	521,822
Interest expense, net[1]	(7,971)	(8,280)	(15,783)	(18,593)
Depreciation, depletion and amortization	(30,248)	(27,329)	(89,099)	(66,838)
Basis of real estate sold	(6,109)	(6,845)	(21,624)	(25,024)
CatchMark merger-related expenses	—	(26,007)	(2,453)	(26,007)
Gain on fire damage	16,326	24,913	39,436	34,505
Pension settlement charge	—	—	—	(14,165)
Non-operating pension and other postretirement employee benefit costs	(228)	(1,808)	(685)	(5,546)
(Loss) gain on disposal of fixed assets	(18)	23	(39)	39
Other	370	(1)	638	(1)
Income before income taxes	$28,400	$55,756	$69,891	$400,192

Depreciation, depletion and amortization:
Timberlands	$19,267	$16,963	$55,623	$40,687
Wood Products	10,740	10,069	32,723	25,226
Real Estate	120	175	397	518
Corporate	121	122	356	407
	30,248	27,329	89,099	66,838
Bond discounts and deferred loan fees[1]	410	378	1,228	1,122
Total depreciation, depletion and amortization	$30,658	$27,707	$90,327	$67,960

Basis of real estate sold:
Real Estate	$6,111	$6,845	$21,629	$25,033
Eliminations and adjustments	(2)	—	(5)	(9)
Total basis of real estate sold	$6,109	$6,845	$21,624	$25,024

1	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Basic weighted-average shares outstanding	80,132	71,486	80,102	70,171
Incremental shares due to:
Performance shares	182	111	137	104
Restricted stock units	65	35	40	33
Diluted weighted-average shares outstanding	80,379	71,632	80,279	70,308

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

For the three and nine months ended September 30, 2023, there were approximately 2,000 and 28,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. For the three and nine months ended September 30, 2022, there were approximately 117,000 and 136,000 stock-based award shares, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

Share Repurchase Program

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). During the three and nine months ended September 30, 2022, we repurchased 8,444 and 103,010 shares of our common stock (for total consideration of $0.4 million and $4.5 million), respectively, in open-market transactions under the 2018 Repurchase Program.

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

During the three and nine months ended September 30, 2023, we repurchased 282,988 and 291,749 shares of our common stock (for total consideration of $12.7 million and $13.1 million) respectively, in open-market transactions under the 2022 Repurchase Program. No shares were repurchased under the 2022 Repurchase Program during the nine months ended September 30, 2022. At September 30, 2023, we had remaining authorization of $136.9 million for future stock repurchases under the 2022 Repurchase Program. Transaction costs are not counted against authorized funds.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	September 30, 2023	December 31, 2022
Logs	$40,300	$30,586
Lumber, panels and veneer	38,662	35,888
Materials and supplies	23,353	21,262
Total inventories	102,315	87,736
Less: LIFO reserve	(19,778)	(19,778)
Total inventories, net	$82,537	$67,958

Property, plant and equipment

(in thousands)	September 30, 2023	December 31, 2022
Property, plant and equipment	$634,096	$588,935
Less: accumulated depreciation	(299,746)	(270,751)
Total property, plant and equipment, net	$334,350	$318,184

Ola, Arkansas sawmill fire

On June 13, 2021, a fire occurred at our Ola, Arkansas sawmill. There were no injuries or environmental issues from the fire. The damage was principally limited to the large log primary breakdown area of the mill. The new equipment has been installed and the large log line restarted in September 2022. We have adequate property damage and business interruption insurance, subject to a $2.0 million deductible. Insurance recoveries are recorded when deemed probable and reasonably estimable. In September 2023, we finalized our claim with the insurance carriers resulting in $89.4 million of total insurance recoveries, net of a $2.0 million deductible, for both the property damage and business interruption claims. During the three and nine months ended September 30, 2023, we recorded insurance recoveries of $16.3 million and $39.4 million, respectively, from the Ola sawmill claim, all of which was recognized as a gain on fire damage in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2022, we recorded $24.9 million and $34.1 million, respectively, as gain on fire damage.

Timber and timberlands

(in thousands)	September 30, 2023	December 31, 2022
Timber and timberlands	$2,366,877	$2,416,134
Logging roads	92,631	92,238
Total timber and timberlands, net	$2,459,508	$2,508,372

Accounts payable and accrued liabilities

(in thousands)	September 30, 2023	December 31, 2022
Accounts payable	$37,845	$12,241
Accrued payroll and benefits	20,006	29,051
Deferred revenue[1]	14,858	10,860
Accrued taxes	6,878	7,161
Accrued interest	6,912	7,778
Other current liabilities	28,835	27,770
Total accounts payable and accrued liabilities	$115,334	$94,861

1

Deferred revenue predominately relates to hunting and other access rights on our timberlands, payments received for lumber shipments where control of goods has not transferred, member-related activities at an owned country club and any post-close obligations for real estate sales. These deferred revenues are recognized over the term of the contracts, which is typically twelve months or less, except for country club initiation fees which are recognized over the average life of club membership.

NOTE 5. DEBT

TERM LOANS

At September 30, 2023, our total outstanding principal on our long-term debt of $1.0 billion included $971.0 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender, which includes a $40 million term loan that we expect to refinance upon its maturity in December 2023. Certain borrowings under the Amended Term Loan Agreement are at the one-month Secured Overnight Financing Rate ("SOFR")-indexed variable rates, plus a spread between 1.66% and 2.30%. We have entered into SOFR-indexed interest rate swaps to fix the interest rate on these variable rate term loans. See Note: 6 Derivative Instruments for additional information.

CREDIT AGREEMENT

On May 18, 2023, we entered into a First Amendment to the Third Amended and Restated Credit Agreement (Amended Credit Agreement). The Amended Credit Agreement provides for loans based on SOFR instead of the London Inter-Bank Offered Rate (“LIBOR”), provides us the option to borrow based on a daily SOFR or term SOFR basis, and provides mechanics relating to the transition from the use of SOFR to a replacement benchmark rate upon the occurrence of certain transition events.

The Amended Credit Agreement provides for a $300.0 million revolving line of credit that matures February 14, 2027. As provided in the Amended Credit Agreement, borrowing capacity may be increased by up to an additional $500.0 million. The revolving line of credit also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both sub facilities reduces availability under the revolving line of credit. We may utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures. At September 30, 2023, there were no borrowings under the revolving line of credit and approximately $0.7 million of our revolving line of credit was utilized for outstanding letters of credit.

We were in compliance with all debt and credit agreement covenants at September 30, 2023.

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

At September 30, 2023, we have interest rate swaps associated with $721.0 million of SOFR-indexed term loan debt. These cash flow hedges convert variable rates ranging from one-month SOFR plus 1.66% to 2.30%, to fixed rates ranging from 2.19% to 4.79% before patronage credits from lenders. At September 30, 2023, we also have $250.0 million of forward-starting interest rate swaps designated as cash flow hedges for expected future debt refinances that require settlement on the stated maturity date.

The gross fair values of derivative instruments at September 30, 2023 and December 31, 2022, were $166.3 million and $144.6 million, respectively, all of which were classified in Other assets, non-current on our Condensed Consolidated Balance Sheets. Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location	2023	2022	2023	2022
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income recognized in other comprehensive income (loss), net of tax		$33,607	$32,900	$42,353	$115,408
Amounts reclassified from accumulated other comprehensive income (loss), net of tax[1]	Interest expense, net	$5,143	$175	$13,505	$(3,122)

Interest expense, net		$7,971	$8,280	$15,783	$18,593

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

At September 30, 2023, the amount of net gains expected to be reclassified into earnings in the next 12 months is approximately $20.9 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the SOFR rates at the time of net swap cash payments.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$166,256	$166,256	$144,583	$144,583

Long-term debt, including current portion (Level 2):
Term loans	$(969,757)	$(962,843)	$(969,269)	$(961,632)
Revenue bonds	(65,735)	(64,549)	(65,735)	(64,602)
Total long-term debt[1]	$(1,035,492)	$(1,027,392)	$(1,035,004)	$(1,026,234)

Company owned life insurance asset (COLI) (Level 3)	$4,923	$4,923	$4,311	$4,311

1	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 8. EQUITY-BASED COMPENSATION

We issue new shares of common stock to settle performance stock awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units. At September 30, 2023, approximately 1.8 million shares were available for future use under our long-term incentive plans.

Share-based compensation activity during the nine months ended September 30, 2023, included the following:

	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	106,342	—	28,177
Restricted Stock Units (RSUs)	127,079	17,225	12,727

Approximately 0.2 million shares of common stock were issued to employees during the nine months ended September 30, 2023 as a result of PSA and RSU vesting during 2022 and 2023.

The following table details compensation expense and the related income tax benefit for company specific equity-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Equity-based compensation expense:
Performance share awards	$1,483	$1,535	$3,623	$4,351
Restricted stock units	1,084	825	2,702	2,335
Deferred compensation stock equivalent units expense	49	49	147	147
Total equity-based compensation expense	$2,616	$2,409	$6,472	$6,833

Total tax benefit recognized for equity-based expense	$135	$119	$394	$338

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

Restricted Stock Units

The weighted average fair value of all RSUs granted during the nine months ended September 30, 2023, was $47.01 per share. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The RSU awards granted accrue dividend equivalents based on dividends paid during the RSU vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. The share awards are not considered participating securities.

NOTE 9. INCOME TAXES

As a REIT, we generally are not subject to federal and state corporate income taxes on income from investments in real estate, including our timberlands, that we distribute to our stockholders. We conduct certain activities through our PotlatchDeltic taxable REIT subsidiaries (TRS) which are subject to corporate level federal and state income taxes. These activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to pre-tax book income or loss of the TRS, as well as permanent book versus tax differences and discrete items.

During the second quarter of 2023, we reduced our federal-effected deferred blended state tax rate as a result of changes in tax rates and tax laws enacted during the quarter in certain states in which our TRS subsidiaries operate. The effect of the change resulted in a $1.0 million reduction to our net deferred tax liability and an offsetting reduction to tax expense, all of which was recorded as a discrete item in the second quarter of 2023.

NOTE 10. LEASES

We lease certain equipment, office space and land. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	September 30, 2023	December 31, 2022
Assets
Operating lease assets	Other long-term assets	$9,456	$9,306
Finance lease assets[1]	Property, plant and equipment, net	11,608	13,213
Total lease assets		$21,064	$22,519

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$2,379	$2,570
Finance lease liabilities	Accounts payable and accrued liabilities	4,390	4,834
Noncurrent:
Operating lease liabilities	Other long-term obligations	7,067	6,716
Finance lease liabilities	Other long-term obligations	7,090	8,179
Total lease liabilities		$20,926	$22,299

1	Finance lease assets are presented net of accumulated amortization of $8.8 million and $7.9 million as of September 30, 2023 and December 31, 2022, respectively.

The following table presents the components of lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease costs[1]	$772	$805	$2,454	$2,633
Finance lease costs:
Amortization of leased assets	1,206	1,137	3,768	3,061
Interest expense	115	90	339	226
Net lease costs	$2,093	$2,032	$6,561	$5,920

1	Excludes short-term leases and variable lease costs, which are immaterial.

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,498	$2,733
Operating cash flows for finance leases	$339	$226
Financing cash flows for finance leases	$3,662	$3,110
Leased assets exchanged for new lease liabilities:
Operating leases	$2,407	$3,931
Finance leases	$2,604	$5,761

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended September 30,
	Pension		OPEB
(in thousands)	2023	2022	2023	2022
Service cost	$1,355	$1,652	$27	$79
Interest cost	3,139	2,611	294	228
Expected return on plan assets	(3,028)	(2,259)	—	—
Amortization of prior service cost	10	19	—	155
Amortization of actuarial (gain) loss	(21)	1,150	(166)	(96)
Total net periodic cost	$1,455	$3,173	$155	$366

	Nine Months Ended September 30,
	Pension		OPEB
(in thousands)	2023	2022	2023	2022
Service cost	$4,066	$5,153	$82	$237
Interest cost	9,414	8,034	881	686
Expected return on plan assets	(9,081)	(7,662)	—	—
Amortization of prior service cost	32	55	—	467
Amortization of actuarial (gain) loss	(63)	4,252	(498)	(286)
Net periodic cost before pension settlement charge	4,368	9,832	465	1,104
Pension settlement charge	—	14,165	—	—
Net periodic cost	$4,368	$23,997	$465	$1,104

During the nine months ended September 30, 2023 and 2022, funding of pension and other postretirement employee benefit plans was $2.2 million and $3.3 million, respectively.

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

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details changes in amounts included in our Accumulated Other Comprehensive Income (AOCI) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Pension and Other Postretirement Employee Benefits
Balance at beginning of period	$(28,969)	$(42,974)	$(28,494)	$(51,369)
Unrecognized gains (losses) arising in AOCI during the period:
Gross	—	—	—	(6,157)
Tax effect	—	—	—	1,570
Reclassifications from AOCI to earnings:
Pension settlement[1]	—	—	—	14,165
Other[1]	(177)	1,228	(529)	4,488
Tax effect	45	(314)	133	(4,757)
Net of tax amount	(132)	914	(396)	9,309
Other reclassifications	—	—	(211)	—
Balance at end of period	(29,101)	(42,060)	(29,101)	(42,060)
Cash Flow Hedges
Balance at beginning of period	126,530	93,936	126,146	8,131
Unrecognized gains arising in AOCI during the period:
Gross	34,334	28,802	43,207	116,229
Tax effect	(727)	4,098	(899)	(821)
Reclassifications from AOCI to earnings:
Gross[2]	(5,266)	(170)	(13,829)	3,274
Tax effect	123	(5)	324	(152)
Net of tax amount	28,464	32,725	28,803	118,530
Other reclassifications	—	—	45	—
Balance at end of period	154,994	126,661	154,994	126,661
Accumulated other comprehensive income, end of period	$125,893	$84,601	$125,893	$84,601

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

We accounted for the transaction as an asset acquisition as substantially all the value of the acquisition was concentrated in the acquired timber and timberlands. We allocated the cost of the acquisition to the net assets acquired based on their relative estimated fair value on the acquisition date. This resulted in an allocation of $782.3 million to timber and timberlands, $3.0 million to intangible assets, $32.0 million to other assets and $23.6 million for cash acquired in the merger. Additionally, we assumed $323.1 million of liabilities, including $300.0 million of outstanding long-term debt. Immediately following the merger, we refinanced $277.5 million of the long-term debt assumed in the merger and repaid the remaining $22.5 million with cash on hand. We also entered into $277.5 million of interest rate swaps to fix the interest rates on the refinanced long-term debt.

During the three and nine months ended September 30, 2023, we incurred non-capitalizable merger costs in connection with the CatchMark merger of approximately $0 and $2.5 million, respectively, primarily consisting of post-merger fees for professional services. During the three and nine months ended September 30, 2022, we incurred non-capitalizable merger costs of $26.0 million in connection with the CatchMark merger, primarily for severance benefits, tax gross-up payments to holders of Partnership OP Units and share-based compensation for the acceleration of CatchMark equity awards that fully vested upon closing of the merger and were allocated to the post-merger period. These non-capitalizable merger costs are included in CatchMark merger-related expenses in our Condensed Consolidated Statements of Operation.

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

The identified sediment remediation project (the Project) at Thomson Reservoir is downstream from the Plant. The Plant was identified for potential partnership with EPA and MPCA on the Project based on the Plant’s historic direct discharges of wastewater and leachate from the Plant’s landfill into the St. Louis River prior to the re-routing of the discharges in 1979 to a public wastewater treatment facility. After multiple discussions with the MPCA and completion of our extensive due diligence on this matter, we informed the MPCA in January 2023 that we were interested in voluntarily participating in the Project, subject to an equitable division with the MPCA of the NFS share of the costs.

We executed a Project agreement with the EPA and the MPCA in October 2023. Although no contracts for the remediation work itself have been executed to date, our share of the total Project costs is estimated between $5.6 million and $6.7 million. At September 30, 2023, we have accrued $5.6 million for our estimated contribution to the Project. While it is reasonably possible that costs may change as the Project develops and work contracts are executed, we are unable to estimate at this time the amount of change, if any, which may be required for our share of this matter in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expectations regarding economic conditions, including interest rates and our ability to offset the impact of inflation; expected seasonal fluctuations in our business segments; expected effectiveness of our hedging instruments and swaps; amount of net earnings on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected return on pension assets; anticipated share repurchases and dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; potential uses of our credit facility; expected timing to receive the remaining insurance proceeds for the Ola, Arkansas sawmill fire; expectations regarding debt obligations, interest payments and debt refinancing; maintenance of our investment grade credit rating; expectations regarding the U.S. housing market and home repair and remodeling activity; the lumber and log markets and pricing; lumber shipment volumes; timber harvest volumes; rural real estate and real estate development sales; sufficiency of cash and any necessary borrowings to meet operating requirements; expected 2023 and future capital expenditures; costs associated with the expansion and modernization of our Waldo, Arkansas sawmill, the expected timing of completion of the project, and expected increases in productivity and reduction in operating costs resulting from the project; the expected dollar amount of our share of the total sediment remediation project costs related to Thompson Reservoir; expectations regarding our ability to participate in the development of the natural climate solutions and forest carbon sequestration markets; and similar matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as expects, may, could, should, will, believes, anticipates, estimates, projects, intends, plans, or approximately, or similar words or terminology. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•
the effect of general economic conditions, including employment rates, interest rate levels, discount rates, housing starts, and the general availability of financing for home mortgages;
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

Our operations are organized into three business segments: Timberlands, Wood Products and Real Estate. Our Timberlands segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and typically represent a sizable portion of the Timberlands segment’s total revenues. Our other segments generally do not generate intersegment revenues. In the discussion of our consolidated results of operations, our revenues and expenses are reported after elimination of intersegment revenues and expenses. In the Business Segment Results discussion below, each segment’s revenues and expenses, as applicable, are presented before elimination of intersegment revenues and expenses.

Our business segments have been and will continue to be influenced by a variety of factors, including tariffs, quotas and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber prices, weather conditions, disruptions or inefficiencies in our supply chain including the availability of transportation, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, inflation, asset dispositions or acquisitions, impact of pandemics (such as COVID-19 and its variants), fires (such as the Ola, Arkansas sawmill fire and fires on our timberlands), other natural disasters and other factors.

Additionally, governments and businesses across the globe are taking action on climate change and are making significant commitments towards reducing greenhouse gas emissions to net zero. Achieving these commitments will require governments and companies to take major steps to modify operations, invest in low-carbon activities and purchase offsets to reduce environmental impacts. We believe we are well positioned to help entities achieve these commitments through natural climate solutions, including forest carbon sequestration and carbon capture, selling or leasing our non-core timberlands to entities focused on developing solar or wind power generation facilities, and selling pulpwood and sawmill residuals for green energy production.

Non-GAAP Measures

To supplement our financial statements presented in accordance with generally accepted accounting principles in the United States (GAAP), we present certain non-GAAP measures on a consolidated basis, including Total Adjusted EBITDDA and Cash Available for Distribution (CAD), which are defined and further explained and reconciled to the nearest GAAP measure in the Liquidity and Performance Measures section below. The presentation of these non-GAAP financial measures should be considered only as supplemental to, and are not intended to be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Our definitions of these non-GAAP measures may differ from similarly titled measures used by other companies and may not be the same as or comparable to other similarly titled non-GAAP measures presented by other companies due to potential inconsistencies in methods of calculation.

See Note 2: Segment Information in the Notes to the Condensed Consolidated Financial Statements for information related to the use of Adjusted EBITDDA for our segments.

Business and Economic Trends Affecting Our Operations

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

The demand for timber is directly affected by the underlying demand for lumber and other wood products, as well as by the demand for pulp, paper and packaging. Our Timberlands and Wood Products segments are impacted by both demand for new homes and home improvement and repair of existing homes in the United States. Our Timberlands segment is also influenced by the availability of harvestable timber. In general, our Idaho log market is typically in balance but can be tensioned from time to time, while Southern log markets have more available supply. However, additional mill capacity being added in the U.S. South has led to tightening of markets in certain geographies.

Rural real estate dispositions and acquisitions can also be adversely affected when access to any properties to be sold or considered for acquisition is limited due to adverse weather conditions. Development real estate sales occur throughout the year and are dependent upon when our construction of residential neighborhoods and commercial lots are substantially completed. The timing of these sales can also be impacted by contractor availability to complete the necessary infrastructure and other improvements, in addition to weather.

Uncertainty on the overall direction of the U.S. economy and housing affordability, which has been negatively impacted by higher interest rates and rising construction costs, have dampened consumer confidence and contributed to a decline in new home construction and existing home sales activity in 2023. Actions by the U.S. Federal Reserve, the overall condition of the economy, and fluctuations in financial markets are all factors that have influenced long-term interest rates with the average 30-year fixed mortgage rate climbing to a nearly 23-year high of 7.3% at the end of September 2023. Further, the National Association of Home Builders (NAHB) reported the NAHB/Wells Fargo Housing Market Index (HMI) was 40 in October 2023, below the key break-even measure of 50 for the second consecutive month, as builders have reported lower levels of buyer traffic, as some buyers, particularly younger ones, are being priced out of the market because of higher interest rates.

Additionally, in October 2023, the U.S. Census bureau reported total privately-owned housing starts for September 2023 were 1.4 million on a seasonally adjusted annual basis, which was down 7.2% from September 2022. However, authorized building permits for privately-owned single-family housing was above 960,000 units on a seasonally adjusted annual basis for September 2023, which was the fifth month in a row above 900,000 units and 11.6% higher than September 2022. Overall, we believe long-term underlying housing fundamentals remain favorable, due to a shortage of homes, lower than historical-average existing inventory for sale and a large millennial demographic in their prime home-buying years.

The repair and remodel sector is the largest market segment for lumber demand. In the current high interest rate environment, prospective homebuyers with lower mortgage rates on their existing home are more likely to stay and undertake remodeling projects versus move into a new home. While this dynamic has created some stability in the sector, higher interest rates and falling existing home sales are expected to put pressure on the repair and remodel market. While spending in the sector for owner-occupied homes is expected to decrease at a moderate rate over the coming year, we believe long-term favorable underlying fundamentals including solid household balance sheets, strong levels of home equity and an aging existing housing stock will continue to support repair and remodel demand for our products.

In our Timberlands segment, a significant portion of our Idaho sawlog prices are indexed on a four-week lag to lumber prices. The Northern region experienced a decrease in sawlog prices during the first nine months of the year because of lower indexed lumber prices compared to the prior year. In the Southern region, sawlog and pulpwood prices have been relatively stable year over year. Our total harvest volume of 2.0 million tons in the third quarter of 2023 was slightly higher than the third quarter of 2022, primarily due to the addition of the CatchMark timberlands in September 2022, which more than offset lower Northern harvest volume due to the acceleration of our harvest schedule to earlier in 2023 as a result of favorable harvesting conditions. We expect to harvest between 1.8 and 1.9 million tons during the fourth quarter of 2023, with approximately 83% of the volume in the Southern region.

During the second quarter of 2021, we experienced a fire at our Ola, Arkansas sawmill. The damage was principally limited to the large log primary breakdown machine center, which significantly impacted the sawmill’s lumber production. We installed the new equipment and the large log line restarted in September 2022. In September 2023, we finalized our insurance claim on the Ola, Arkansas sawmill fire with the insurance carriers. See Note 4: Certain Balance Sheet Components in the Notes to the Condensed Consolidated Financial Statements for additional details.

In our Wood Products segment, lumber shipments increased compared to the prior year primarily due to greater lumber production at our Ola sawmill. We shipped 276 million board feet of lumber during the third quarter of 2023 and expect to ship between 270 and 280 million board feet of lumber during the fourth quarter of 2023.

Our Real Estate segment benefited from increased rural real estate acres sold during the third quarter of 2023. We anticipate selling approximately 6,800 acres of rural land and approximately 37 residential lots during the fourth quarter of 2023.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenues	$265,509	$306,693	$(41,184)	$769,572	$1,077,640	$(308,068)
Costs and expenses:
Cost of goods sold	226,303	220,876	5,427	665,716	592,057	73,659
Selling, general and administrative expenses	19,303	18,878	425	55,118	55,584	(466)
CatchMark merger-related expenses	—	26,007	(26,007)	2,453	26,007	(23,554)
Gain on fire damage	(16,326)	(24,913)	8,587	(39,436)	(34,505)	(4,931)
	229,280	240,848	(11,568)	683,851	639,143	44,708
Operating income	36,229	65,845	(29,616)	85,721	438,497	(352,776)
Interest expense, net	(7,971)	(8,280)	309	(15,783)	(18,593)	2,810
Pension settlement charge	—	—	—	—	(14,165)	14,165
Non-operating pension and other postretirement employee benefit costs	(228)	(1,808)	1,580	(685)	(5,546)	4,861
Other	370	(1)	371	638	(1)	639
Income before income taxes	28,400	55,756	(27,356)	69,891	400,192	(330,301)
Income taxes	(4,725)	(9,801)	5,076	(7,650)	(70,135)	62,485
Net income	$23,675	$45,955	$(22,280)	$62,241	$330,057	$(267,816)
Total Adjusted EBITDDA[1]	$56,278	$101,090	$(44,812)	$159,500	$521,822	$(362,322)

1	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Third Quarter 2023 Compared with Third Quarter 2022

Revenues

Revenues were $265.5 million, a decrease of $41.2 million compared with the third quarter of 2022, primarily due to declines in lumber prices, Northern sawlog prices, and fewer real estate development sales in Chenal Valley. These decreases were partially offset by increases in lumber shipments, harvest volumes in the Southern region, and rural real estate acres sold.

Cost of goods sold

Cost of goods sold increased $5.4 million compared with the third quarter of 2022, mainly due to higher manufacturing costs driven by increased lumber shipments, including shipments from the Ola sawmill following the large log line restart in September 2022. These increases were partially offset by lower shipping costs, lower log and haul costs from a decline in harvest activities in the Northern region, and lower land basis on fewer real estate development sales.

CatchMark merger-related expenses

There were no CatchMark merger-related expenses for the three months ended September 30, 2023. CatchMark merger-related expenses for the three months ended September 30, 2022, were $26.0 million. This included $7.5 million for severance benefits, $9.3 million for accelerated vesting of CatchMark equity awards that fully vested upon closing of the merger and were allocated to the post-merger period, and $8.1 million for tax gross-up payments to holders of CatchMark Partnership OP Units.

Gain on fire damage

During the third quarter of 2023, we recognized insurance recoveries of $16.3 million for fire damage at our Ola, Arkansas sawmill, compared to the third quarter of 2022, when we recognized insurance recoveries for fire damage of $25.0 million and disposal costs of $0.1 million.

Non-operating pension and other postretirement benefit costs

Non-operating pension and other postretirement benefit costs decreased $1.6 million compared to the third quarter of 2022 primarily as a result of an increase in the discount rate used to determine the benefit obligations and an increase in the expected return on plan assets for our qualified pension plan.

Income taxes

Income taxes are primarily due to income or loss from our PotlatchDeltic taxable REIT subsidiaries (TRS). For the three months ended September 30, 2023, we recorded income tax expense of $4.7 million on TRS income before tax of $18.4 million, which included the $16.3 million gain on fire damage. For the three months ended September 30, 2022, we recorded income tax expense of $9.8 million on TRS income before tax of $40.9 million which included the $24.9 million gain on fire damage.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the third quarter of 2023 decreased $44.8 million compared to the third quarter of 2022 primarily due to lower lumber and Northern sawlog prices, fewer real estate development sales and lower harvest volume in the Northern region. These decreases in Total Adjusted EBITDDA were partially offset by increases in lumber shipments, harvest volumes in the Southern region, and rural real estate acres sold. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented

Year to Date 2023 Compared with Year to Date 2022

Revenues

Revenues were $769.6 million, a decrease of $308.1 million compared with the first nine months of 2022, primarily due to declines in lumber and Northern sawlog prices, fewer rural real estate acres sold, and fewer real estate development sales in Chenal Valley. These decreases were partially offset by increased harvest volumes primarily from harvest activity on acquired CatchMark timberlands, and increased lumber shipments primarily from our Ola, Arkansas sawmill.

Cost of goods sold

Cost of goods sold increased $73.7 million compared with the first nine months of 2022, driven mainly by higher manufacturing, logging, and hauling costs as a result of increased lumber shipments and harvest volumes. These increases were partially offset by lower shipping costs and lower land basis on fewer rural and development real estate sales.

CatchMark merger-related expenses

Merger-related expenses were $2.5 million during the first nine months of 2023, primarily related to post-merger fees for professional services. CatchMark merger-related expenses for the nine months ended September 30, 2022, were $26.0 million. This included $7.5 million for severance benefits, $9.3 million for accelerated vesting of CatchMark equity awards that fully vested upon closing of the merger and were allocated to the post-merger period, and $8.1 million for tax gross-up payments to holders of CatchMark Partnership OP Units.

Gain on fire damage

During the first nine months of 2023, we recognized insurance recoveries of $39.4 million for fire damage at our Ola, Arkansas sawmill. During the first nine months of 2022, we recognized insurance recoveries of $35.4 million for fire damage and incurred $0.9 million of disposal costs at our Ola, Arkansas sawmill.

Interest expense

Interest expense, net, decreased $2.8 million compared to the first nine months of 2022, primarily due to higher interest income earned on cash and cash equivalents as a result of higher short-term interest rates, partially offset by increased net interest expense associated with $277.5 million in long-term debt assumed and refinanced in connection with the CatchMark merger in September 2022.

Pension settlement charge

In March 2022, we transferred $75.6 million of our qualified pension plan assets to an insurance company for the purchase of a group annuity contract. In connection with this transaction, we recorded a non-cash pretax settlement charge of $14.2 million.

Non-operating pension and other postretirement benefit costs

Non-operating pension and other postretirement benefit costs decreased $4.9 million compared to the first nine months of 2022 primarily as a result of an increase in the discount rate used to determine the benefit obligations and an increase in the expected return on plan assets for our qualified pension plan.

Income taxes

Income taxes are primarily due to income or loss from our TRS. For the nine months ended September 30, 2023, we recorded income tax expense of $7.7 million on TRS income before tax of $33.8 million, which included the $39.4 million gain on fire damage. Income taxes for the nine months ended September 30, 2023, also included an approximate $1.0 million tax benefit from the reduction of our blended deferred tax rate recorded in the second quarter of 2023. For the nine months ended September 30, 2022, we recorded income tax expense of $70.1 million on TRS income before tax of $279.1 million, which included the $14.2 million pension settlement charge and the $34.5 million gain on fire damage.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first nine months of 2023 decreased $362.3 million compared to the first nine months of 2022, primarily due to lower lumber and Northern sawlog prices, higher manufacturing, logging, and hauling costs, and fewer rural and development real estate sales. The decrease in Total Adjusted EBITDDA was partially offset by increased lumber shipments and harvest volume. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenues[1]	$109,808	$134,576	$(24,768)	$313,663	$363,719	$(50,056)
Costs and expenses:
Logging and hauling	54,918	57,221	(2,303)	161,287	134,426	26,861
Other	10,843	11,249	(406)	28,354	25,310	3,044
Selling, general and administrative expenses	1,985	1,624	361	6,005	5,177	828
Timberlands Adjusted EBITDDA[2]	$42,062	$64,482	$(22,420)	$118,017	$198,806	$(80,789)

1

Prior to elimination of intersegment fiber revenues of $28.6 million and $40.3 million for the three months ended September 30, 2023 and 2022, and $89.7 million and $121.7 million for the nine months ended September 30, 2023 and 2022, respectively.

2	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
Harvest Volumes (in tons)	2023	2022	Change	2023	2022	Change
Northern region
Sawlog	376,607	459,128	(82,521)	1,166,570	1,120,765	45,805
Pulpwood	7,081	11,197	(4,116)	23,099	30,839	(7,740)
Total	383,688	470,325	(86,637)	1,189,669	1,151,604	38,065

Southern region
Sawlog	661,225	613,303	47,922	1,906,805	1,611,075	295,730
Pulpwood	558,905	539,856	19,049	1,531,620	1,296,350	235,270
Stumpage	400,426	287,929	112,497	1,074,380	602,060	472,320
Total	1,620,556	1,441,088	179,468	4,512,805	3,509,485	1,003,320

Total harvest volume	2,004,244	1,911,413	92,831	5,702,474	4,661,089	1,041,385

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$129	$171	$(42)	$119	$199	$(80)
Pulpwood	$47	$52	$(5)	$48	$51	$(3)

Southern region
Sawlog	$48	$48	$—	$48	$48	$—
Pulpwood	$31	$33	$(2)	$32	$32	$—
Stumpage	$18	$14	$4	$19	$16	$3

1

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three and nine months ended September 30, 2023, compared with the three and nine months ended September 30, 2022:

(in thousands)	Three Months	Nine Months
Timberlands Adjusted EBITDDA - prior year	$64,482	$198,806
Sales price and mix	(16,970)	(87,096)
Harvest volume	(4,877)	19,059
Logging and hauling costs per unit	(1,120)	(11,580)
Forest management, indirect and other	547	(1,172)
Timberlands Adjusted EBITDDA - current year	$42,062	$118,017

Third Quarter 2023 Compared with Third Quarter 2022

Timberlands Adjusted EBITDDA for the third quarter of 2023 decreased $22.4 million compared with the third quarter of 2022, primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region decreased 24.6%, to $129 per ton, primarily due to the effect of lower indexed sawlog prices in Idaho. Southern sawlog prices remained relatively flat.
•
Harvest Volume: We harvested 1.6 million tons in the Southern region during the third quarter of 2023, which was 12.5% higher than the third quarter of 2022, primarily due to harvest activity on the CatchMark timberlands acquired in mid-September 2022, partially offset by wet weather impacting operating conditions in parts of the region compared to the third quarter of 2022. Northern harvest volumes decreased 18.4% in the third quarter of 2023 as favorable harvest conditions earlier in the year allowed us to accelerate harvesting, primarily in the first quarter of 2023.
•
Logging and Hauling Cost per Unit: Logging and hauling costs per unit were higher primarily due to inflationary operating cost increases, primarily in Idaho, along with longer hauling distances in Idaho.

Year to Date 2023 Compared with Year to Date 2022

Timberlands Adjusted EBITDDA for the first nine months of 2023 decreased $80.8 million compared with the first nine months of 2022, primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region decreased 40.2%, to $119 per ton, primarily due to the effect of lower indexed sawlog prices in Idaho. Southern sawlog prices remained relatively flat.
•
Harvest Volume: We harvested 4.5 million tons in the Southern region during the first nine months of 2023, which was 28.6% higher than the first nine months of 2022, primarily due to harvest activity on the CatchMark timberlands acquired in mid-September 2022 and increased stumpage sales, partially offset by wet weather impacting operating conditions in the second and early into the third quarters of 2023 compared to the first nine months of 2022. In the Northern region, hauling conditions were more favorable in the first nine months of 2023 as compared to the first nine months of 2022, resulting in a 3.3% increase in harvest volume.
•
Logging and Hauling Cost per Unit: Logging and hauling costs per unit were higher primarily due to inflationary operating cost increases, primarily in Idaho, partially offset by lower diesel costs.

Wood Products Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenues	$165,108	$193,431	$(28,323)	$485,572	$755,806	$(270,234)
Costs and expenses[1]
Fiber costs	72,273	82,638	(10,365)	225,393	249,226	(23,833)
Freight, logging and hauling	20,199	18,766	1,433	59,843	56,739	3,104
Manufacturing costs	54,537	52,952	1,585	163,787	159,318	4,469
Finished goods inventory change	(690)	4,717	(5,407)	(633)	(7,814)	7,181
Selling, general and administrative expenses	3,674	2,964	710	9,954	9,482	472
Other	76	136	(60)	253	390	(137)
Wood Products Adjusted EBITDDA[2]	$15,039	$31,258	$(16,219)	$26,975	$288,465	$(261,490)

1

Prior to elimination of intersegment fiber costs of $28.6 million and $40.3 million for the three months ended September 30, 2023 and 2022, and $89.7 million and $121.7 million for the nine months ended September 30, 2023 and 2022, respectively.

2	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Lumber shipments (MBF)[1]	276,071	264,748	11,323	817,955	752,161	65,794
Lumber sales prices ($ per MBF)	$481	$572	$(91)	$465	$827	$(362)

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three and nine months ended September 30, 2023, compared with the three and nine months ended September 30, 2022:

(in thousands)	Three Months	Nine Months
Wood Products Adjusted EBITDDA - prior year	$31,258	$288,465
Lumber:
Price	(23,093)	(268,267)
Log costs per unit	10,153	20,664
Manufacturing costs per unit	3,400	9,142
Volume	412	848
Residuals, panels and other	(7,091)	(23,877)
Wood Products Adjusted EBITDDA - current year	$15,039	$26,975

Third Quarter 2023 Compared with Third Quarter 2022

Wood Products Adjusted EBITDDA for the third quarter of 2023 decreased $16.2 million compared with the third quarter of 2022, primarily as a result of the following:

•
Lumber Price: Average lumber sales prices decreased to $481 per MBF during the third quarter of 2023 compared to $572 per MBF during the third quarter of 2022.
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
•
Residual Sales, Panels and Other: Plywood price realization and shipments were lower during the third quarter of 2023 compared to the third quarter of 2022 due to lower demand from industrial customers.

Year to Date 2023 Compared with Year to Date 2022

Wood Products Adjusted EBITDDA for the first nine months of 2023 decreased $261.5 million compared with the first nine months of 2022, primarily as a result of the following:

•
Lumber Price: Average lumber sales prices decreased to $465 per MBF during the first nine months of 2023 compared to $827 per MBF during the first nine months of 2022.
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
•
Residual Sales, Panels and Other: Plywood price realization and shipments were lower during the first nine months of 2023 compared to the first nine months of 2022 due to lower demand from industrial customers.

Real Estate Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenues	$19,152	$19,008	$144	$60,079	$79,809	$(19,730)
Costs and expenses
Costs of goods sold	3,709	3,685	24	10,012	10,395	(383)
Selling, general and administrative expenses	1,278	1,183	95	4,200	3,334	866
Real Estate Adjusted EBITDDA[1]	$14,165	$14,140	$25	$45,867	$66,080	$(20,213)

1	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Acres sold	3,275	1,622	11,155	19,122
Average price per acre	$3,546	$3,811	$3,048	$2,315

Development Real Estate	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Residential lots	32	48	98	157
Average price per lot	$89,122	$78,344	$103,526	$108,418

Commercial acres	1	35	7	41
Average price per acre	$972,222	$182,520	$848,828	$273,568

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three and nine months ended September 30, 2023, compared with the three and nine months ended September 30, 2022:

(in thousands)	Three Months	Nine Months
Real Estate Adjusted EBITDDA - prior year	$14,140	$66,080
Rural real estate sales	5,434	(9,718)
Real estate development sales	(5,747)	(11,151)
Selling, general and administrative expenses	(95)	(857)
Other costs, net	433	1,513
Real Estate Adjusted EBITDDA - current year	$14,165	$45,867

Third Quarter 2023 Compared with Third Quarter 2022

Real Estate Adjusted EBITDDA for the third quarter of 2023 of $14.1 million was flat compared to the third quarter of 2022, primarily as a result of the following:

•
Rural Sales: In third quarter of 2023, there were more rural real estate transactions resulting in more acres sold compared to the third quarter of 2022. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.
•
Development Sales: During the third quarter of 2023, we sold 32 residential lots at an average lot price of $89,122 compared to 48 lots at an average lot price of $78,344 during the third quarter of 2022. In addition, we sold 1 commercial lot in Chenal Valley for $1.4 million, or $972,222 per acre compared to 7 commercial acres for $848,828 per acre during the third quarter of 2022. The average price per lot or acre fluctuates based on a variety of factors including size, location, and planned end use within the developments.

Year to Date 2023 Compared with Year to Date 2022

Real Estate Adjusted EBITDDA for the first nine months of 2023 was $45.9 million, a decrease of $20.2 million compared with the first nine months of 2022, primarily as a result of the following:

•
Rural Sales: There were less rural real estate acres sold in the first nine months of 2023 compared to the first nine months of 2022. The first nine months of 2023 included a 2,240 acre conservation sale in Alabama and a 2,700 acre land sale on acquired CatchMark timberlands, both in the first quarter of 2023. The first nine months of 2022 included a 1,760 acre sale in the South for $7,500 per acre to an energy provider for a planned commercial solar farm and a 10,700 acre timberland sale in Minnesota.
•
Development Sales: During the first nine months of 2023, we sold 98 residential lots at an average lot price of $103,526 compared to 157 lots at an average lot price of $108,418 during the first nine months of 2022. In addition, we sold 7 acres of commercial land in Chenal Valley for $848,828 per acre compared to 41 acres for $273,568 per acre in the first nine months of 2022.

Liquidity and Capital Resources

Cash generated by our operations is highly dependent on the selling prices of our products and can vary from period to period. Changes in significant sources and uses of cash for the nine months ended September 30, 2023 and 2022 are presented by category as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Net cash from operating activities	$117,308	$458,437	$(341,129)
Net cash from investing activities	$(27,422)	$(127,795)	$100,373
Net cash from financing activities	$(121,601)	$(132,725)	$11,124

Net Cash Flows from Operating Activities

Net cash from operating activities decreased $341.1 million in the first nine months of 2023, compared to the first nine months of 2022 primarily as a result of the following:

•
Cash received from customers decreased $309.8 million primarily due to lower lumber and Idaho sawlog prices, fewer development sales in Chenal Valley, and fewer rural real estate acres sold. These decreases were partially offset by increased shipments primarily from our Ola, Arkansas sawmill which restarted late in the third quarter of 2022 after a fire in June 2021, and increased harvest activity primarily driven by the addition of the CatchMark timberlands in mid-September 2022.
•
Cash payments increased $53.1 million primarily due to increases in lumber production, primarily from our Ola sawmill, and harvest activity. These increases were partially offset by a reduction in CatchMark merger-related costs compared to the prior year.
•
Cash paid for interest, net increased $7.5 million primarily due to cash interest payments on debt assumed and refinanced in connection with the CatchMark merger in September 2022, partially offset by higher interest income earned on cash and cash equivalents as a result of higher short-term interest rates and increased patronage dividends from our lenders. Additionally, we paid $18.7 million in interest that is fully covered by interest rate swaps that contain an other-than-insignificant financing element at inception which are required to be classified in investing ($17.3 million) and financing ($1.4 million) activities.
•
Net tax payments decreased $50.0 million as a result of lower taxable income generated from our TRS operations in 2023.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
Cash expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first nine months of 2023 and 2022 was $45.1 million and $56.2 million, respectively, which includes capital expenditures for the Waldo, Arkansas sawmill expansion and modernization project of $14.8 million and $12.2 million, respectively.
•
Cash expenditures for timberland acquisitions during the first nine months of 2023 was $1.7 million compared to $96.1 million during the first nine months of 2022.
•
We received $17.3 million during the first nine months of 2023 from certain interest rate swaps that contained an other-than-insignificant financing element at inception, which are required to be classified in investing activities. Cash flows from these above market interest rate swaps reduce our interest costs on the corresponding variable rate debt.
•
We acquired $23.6 million of cash in our merger with CatchMark in September 2022.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
We paid dividends of $107.9 million during the first nine months of 2023 compared to $96.6 million during the first nine months of 2022. In addition to increasing our quarterly dividend from $0.44 per share to $0.45 per share in the fourth quarter of 2022, our quarterly dividend payment also increased due to the issuance of 11.5 million shares to complete the CatchMark merger in September 2022.

•
We repaid $25.5 million net in long-term debt during the first nine months of 2022, including $22.5 million assumed in the CatchMark merger. Additionally, we paid $1.0 million in loan fees during the first nine months of 2022, primarily associated with the refinancing of $277.5 million of long-term debt acquired in the CatchMark merger. We had no similar payments in the first nine months of 2023.
•
During the first nine months of 2023 we repurchased 291,749 shares of our common stock totaling $13.1 million, which includes $1.7 million of repurchases that were not settled in cash until the fourth quarter. We repurchased 103,010 shares of our common stock totaling $4.5 million during the first nine months of 2022.

Future Sources and Uses of Cash

At September 30, 2023, we had cash and cash equivalents of $302.8 million. We expect cash and cash equivalents on hand, cash generated from our operating activities, and available borrowing capacity under our credit agreement, if needed, to be adequate to meet our future cash requirements. At September 30, 2023, there were no significant changes in our cash commitments arising in the normal course of business under our known contractual and other obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Capital Expenditures

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on an expected level of return on investment. We expect to spend a total of approximately $135 million to $140 million for capital expenditures during 2023, including capital expenditures for the Waldo sawmill expansion and modernization project discussed below.

In June 2022, we announced a project to expand and modernize our Waldo, Arkansas sawmill. The project is expected to increase the mill’s annual capacity from 190 million board feet of dimensional lumber to approximately 275 million board feet. The investment is also expected to reduce the mill’s operating costs significantly. The Waldo investment includes upgrades to the log yard and planer, a new saw line, and a new continuous dry kiln. The existing mill will continue to operate during the project and completion is expected by the end of 2024. We expect to spend approximately $131.0 million on the project, of which $12.2 million was spent in 2022, $14.8 million was spent during the nine months ended September 30, 2023, and approximately $59 million is expected to be spent during the fourth quarter of 2023.

During 2022, we completed the installation of new equipment at our fire damaged Ola, Arkansas sawmill. The large log line restarted in September 2022. We finalized our insurance claim on the Ola, Arkansas sawmill with the insurance carriers in September 2023. The total approved insurance claim, covering both property damage and business interruption, was $89.4 million, net of a $2.0 million deductible. Through September 30, 2023, we received a total of $73.1 million in proceeds from the insurance carriers. The remaining $16.3 million of insurance recoveries are expected to be received during the fourth quarter of 2023.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under a repurchase program approved in August 2018. At September 30, 2023, we had remaining authorization of $136.9 million for future stock repurchases under the 2022 Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to the trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan), and, subject to the terms of the Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

Term Loans and Credit Agreement

At September 30, 2023, our total outstanding net long-term debt was $1.0 billion, including $971.0 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender. We expect to refinance a $40.0 million term loan maturing in December 2023, which we expect to cover with a forward starting interest rate swap that hedges the variability in future benchmark interest payments attributable to changes in interest rates. All interest rates on our outstanding long-term debt are fixed rates under fixed rate loans or variable rate loans with an associated interest rate swap that fixes the variable benchmark interest rate component.

Our Amended Credit Agreement provides for a $300.0 million revolving line of credit that matures February 14, 2027. Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At September 30, 2023, there were no borrowings under the revolving line of credit and approximately $0.7 million of the credit facility was utilized by outstanding letters of credit.

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

The following table presents the components and applicable limits of Total Asset Value (TAV), a component of the Leverage Ratio, at September 30, 2023:

(in thousands)
Estimated timberland fair value	$4,829
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	292
Cash and cash equivalents	303
Other[1]	37
Total Asset Value	$5,461

1

Includes, as applicable, Company Owned Life Insurance (limited to 5% of TAV), Construction in Progress (limited to 10% of TAV) and Investments in Affiliates (limited to 15% TAV) as defined in the Agreements.

At September 30, 2023, we were in compliance with all covenants under the Agreements. The following table sets forth the financial covenants for the Agreements and our status with respect to these covenants at September 30, 2023:

	Covenant Requirement		Actual
Interest coverage ratio	≥	3.00 to 1.00	10.1
Leverage ratio	≤	40%	19%

See Note 5: Debt in the Notes to the Condensed Consolidated Financial Statements for additional information on our debt and credit agreements.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt, and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade.

Capital Structure

(in thousands)	September 30, 2023	December 31, 2022
Long-term debt (including current portion)	$1,033,558	$1,032,680
Cash and cash equivalents	(302,799)	(343,809)
Net debt	730,759	688,871
Market capitalization[1]	3,614,328	3,505,255
Enterprise value	$4,345,087	$4,194,126

Net debt to enterprise value	16.8%	16.4%
Dividend yield[2]	4.0%	4.1%
Weighted-average cost of debt, after tax[3]	2.4%	2.4%

1	Market capitalization is based on outstanding shares of 79.6 million and 79.7 million times closing share prices of $45.39 and $43.99 at September 29, 2023 and December 30, 2022, respectively.
2	Dividend yield is based on annualized dividends per share of $1.80 and share prices of $45.39 and $43.99 at September 29, 2023 and December 30, 2022, respectively.
3	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

Liquidity and Performance Measures

The discussion below is presented to enhance the reader’s understanding of our operating performance, ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures: Total Adjusted EBITDDA and Cash Available for Distribution (CAD). These measures are not defined by GAAP and the discussion of Total Adjusted EBITDDA and CAD is not intended to conflict with or change any of the GAAP disclosures described herein. These non-GAAP financial measures should be considered only as supplemental to, are not intended to be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may not be the same as or comparable to other similarly titled non-GAAP financial measures presented by other companies due to potential inconsistencies in methods of calculation.

Total Adjusted EBITDDA is a non-GAAP measure that management uses in evaluating performance and to allocate resources between segments. Total Adjusted EBITDDA removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. Management believes that this non-GAAP measure, when read in conjunction with our GAAP financial statements, provides useful information to investors and other interested parties by facilitating the comparability of our ongoing operating results over the periods presented, the ability to identify trends in our underlying business, can be used to evaluate the operational performance of the assets under management, and the comparison of our operating results against analyst financial models and the operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.

We define EBITDDA as net income before interest expense, net, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses.

We reconcile Total Adjusted EBITDDA to net income for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$23,675	$45,955	$62,241	$330,057
Interest expense, net	7,971	8,280	15,783	18,593
Income taxes	4,725	9,801	7,650	70,135
Depreciation, depletion and amortization	30,248	27,329	89,099	66,838
Basis of real estate sold	6,109	6,845	21,624	25,024
CatchMark merger-related expenses	—	26,007	2,453	26,007
Gain on fire damage	(16,326)	(24,913)	(39,436)	(34,505)
Pension settlement charge	—	—	—	14,165
Non-operating pension and other postretirement employee benefit costs	228	1,808	685	5,546
Loss (gain) on disposal of fixed assets	18	(23)	39	(39)
Other	(370)	1	(638)	1
Total Adjusted EBITDDA	$56,278	$101,090	$159,500	$521,822

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

The following table provides a reconciliation of cash from operating activities to CAD:

	Nine Months Ended September 30,		Twelve Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net cash from operating activities[1]	$117,308	$458,437	$150,772	$510,081
Capital expenditures[2]	(46,757)	(152,301)	(79,260)	(186,738)
CAD	$70,551	$306,136	$71,512	$323,343
Net cash from investing activities[3]	$(27,422)	$(127,795)	$(47,147)	$(160,206)
Net cash from financing activities	$(121,601)	$(132,725)	$(284,438)	$(447,953)

1

Net cash from operating activities for the nine and twelve months ended September 30, 2023, includes cash paid for CatchMark merger-related expenses of $0.9 million and $6.6 million, respectively, and cash paid for real estate development expenditures of $7.2 million and $8.4 million, respectively. Net cash from operating activities for the nine and twelve months ended September 30, 2022, includes cash paid for CatchMark merger-related expenses of $12.1 million, and cash paid for real estate development expenditures of $7.0 million and $9.8 million, respectively.

2

The nine and twelve months ended September 30, 2023, includes fire related capital expenditures for the Ola, Arkansas sawmill of $0.6 million and $6.4 million, respectively, and excludes $1.4 million and $10.1 million, respectively, of insurance proceeds for the Ola, Arkansas sawmill property losses. The nine and twelve months ended September 30, 2022, includes fire related capital expenditures for the Ola, Arkansas sawmill of $12.4 million and $14.3 million, respectively, and excludes $0 and $1.8 million, respectively, of insurance proceeds for the Ola, Arkansas sawmill property losses. The nine and twelve months ended September 30, 2023, includes Waldo, Arkansas sawmill expansion and modernization related capital expenditures of $14.8 million. The nine and twelve months ended September 30, 2022, includes Waldo, Arkansas sawmill expansion and modernization related capital expenditures of $12.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2023. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of September 30, 2023.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under a previously authorized repurchase program. The 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason. Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Exchange Act), or through privately negotiated transactions. In September 2023, we repurchased shares through a trading plan adopted in accordance with Rule10b5-1 of the Exchange Act (the Trading Plan).

The following table provides information with respect to purchases of common stock made by the company during the three months ended September 30, 2023:

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	—	$149,605,776
August 1 - August 31	—	$—	—	$149,605,776
September 1 - September 30	282,988	$44.98	282,988	$136,877,115
Total	282,988	$44.98	282,988	$136,877,115

At September 30, 2023, we had remaining authorization of $136.9 million for future stock repurchases under the 2022 Repurchase Program. We record share repurchases upon trade date as opposed to settlement date when cash is disbursed.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of the company's officers or directors adopted, modified or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

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
10.1*

Group annuity contract, effective March 17, 2022, between American General Life Insurance Company and PotlatchDeltic Corporation, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 21, 2023.

31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.
101

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed on November 3, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ GLEN F. SMITH
Glen F. Smith
Chief Accounting Officer (Duly Authorized; Principal Accounting Officer)

Date:	November 3, 2023