Form 10-K
period 2023-12-31
POTLATCHDELTIC CORP
filed 2024-02-15
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2023, was approximately $4,143.2 million, based on the closing price of $52.85 per share.

As of February 12, 2024, 79,502 shares (in thousands) of the registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2024 annual meeting of stockholders expected to be filed with the Commission on or about March 28, 2024, are incorporated by reference in Part III hereof.

Auditor Name: KPMG LLP Auditor Location: Seattle, Washington Auditor Firm ID: 185

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXPLANATORY NOTE

For purposes of this report, any references to "the company,” “us,” “we” and “our” include PotlatchDeltic Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often reference or describe our expected future financial and operating performance, including without limitation, the success of our business strategies; expected effectiveness of our hedging instruments and swaps; expected return on pension assets; required contributions to pension plans; recognition of compensation costs relating to our performance share awards (PSAs) and restricted stock units (RSUs); expected amortization expense with respect to intangible assets; expected amortization of unrecognized compensation cost of PSAs and RSUs; amount of net earnings on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected tax payments and deferrals; anticipated share repurchases and dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; potential uses of and estimated payments under our revolving line of credit; the expected dollar amount of our share of the total sediment remediation project costs related to Thompson Reservoir; expectations regarding our ability and timing to obtain certification of our carbon credit project and the development of the forest carbon sequestration and other natural climate solution (NCS) markets; expectations regarding debt obligations, interest payments and debt refinancing; expected purchase and other obligations; estimated age of existing housing stock and expectations regarding the U.S. housing market, home repair and remodeling activity; the lumber and log markets, lumber prices, lumber shipment volumes, sawlog demand, percent of log sales by log supply agreements; timber harvest volumes, standing timber inventory, sawlog mix and pricing; rural real estate and residential and commercial real estate development sales, and the average price per acre and developed lot and other terms; sufficiency of cash to meet operating requirements; expected 2024 capital expenditures and anticipated returns on investment; greenhouse gas reduction targets; expected timeframe and costs associated with the expansion and modernization of our Waldo, Arkansas sawmill, the expected timing of completion of the project, and expected increases in productivity resulting from the project; and similar matters.

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

Risks, Uncertainties and Assumptions

Our actual financial position, cash flows, stock price and results of operations could differ materially from our historical results or those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, the following:

•
the effect of general economic conditions in the United States (U.S.) and international economies, including employment rates, rates of inflation, interest rate levels, discount rates, housing starts and the general availability of financing for home mortgages;
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
•
impact of the public health epidemics and other outbreaks and the impact of governmental responses to such outbreaks on our business, suppliers, consumers, customers and employees;
•
changes in the cost or availability of shipping and transportation;
•
performance of our manufacturing operations, including maintenance and capital requirements;
•
the level of competition from domestic and foreign producers;
•
changes in raw material and other costs;
•
changes in principle expenses;
•
collectability of amounts owed by customers;
•
changes in currency exchange rates;
•
changes in federal and state tax laws and policies;
•
changes in global or regional climate conditions and governmental response to such changes;
•
changes in general and industry-specific state and federal laws and regulations, and interpretations thereof by regulatory agencies;
•
unforeseen environmental liabilities or expenditures;
•
changes in accounting principles;
•
the ability to satisfy complex rules in order to remain qualified as a Real Estate Investment Trust (REIT);
•
changes in tax laws that could reduce the benefits associated with REIT status;
•
the ability to achieve our greenhouse gas emissions targets;
•
our ability to obtain certification for our carbon credit project and sell carbon credits;
•
our ability and our contractors’ ability to implement the modernization plan for the Waldo, Arkansas sawmill; and
•
the failure of announced real estate transactions to close on time, at the price and on the terms discussed, or at all.

PART I

ITEM 1. BUSINESS

General

PotlatchDeltic Corporation, formerly known as Potlatch Corporation and also formerly known as Potlatch Holdings, Inc., was incorporated in Delaware in September 2005 to facilitate a restructuring to qualify for treatment as a REIT for federal income tax purposes. It is the successor to the business of the original Potlatch Corporation, which was incorporated in Maine in 1903. In 2018, Deltic Timber Corporation (Deltic) merged into a wholly-owned subsidiary of Potlatch. Following the merger, Potlatch changed its name to PotlatchDeltic Corporation.

We are a leading timberland REIT with operations in nine states and ownership of nearly 2.2 million acres of timberland in seven of those states. We also own six sawmills and an industrial grade plywood mill, a residential and commercial real estate development business and a rural timberland sales program.

Our operations are organized into three business segments:

•
Timberlands;
•
Wood Products; and
•
Real Estate

The map below shows the locations of our timberlands, manufacturing facilities, real estate development operations, and our corporate headquarters located in Spokane, Washington.

2.2

Million Acres of Timberland

7

Manufacturing Facilities that Produce Lumber or Plywood

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

As a REIT, we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our stockholders, including the income derived from the sale of standing timber. We are required to pay federal corporate income taxes on income generated from the operations of our taxable REIT subsidiaries (PotlatchDeltic TRS or TRS), which principally consists of our Wood Products manufacturing operations and certain real estate investments. We were, however, subject to corporate taxes on built-in gains (the excess of fair market value over tax basis on the merger date) on sales of former Deltic real property held by the REIT during the five years following the Deltic merger (until February 2023). The sale of standing timber is not subject to built-in gains tax.

Business Strategy

Our business strategy encompasses the following key elements:

•
Timberlands provide stability. We own high-quality timberlands under a tax-efficient REIT structure, representing over 80% of our gross asset value. We manage our timberlands sustainably over the long-term using best management practices designed to optimize the balance among timber growth, prudent environmental management and current cash flow, in order to achieve increasing levels of sustainable yield over the long-term. The stability of cash flows derived from our timberlands supports a sustainable dividend.
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
•
Integrated Timberlands and Wood Products operating model. Internal log sales to our mills comprised approximately 27% of our Timberlands revenues in 2023 and represented approximately 37% of our Wood Products segment's fiber costs. This strategy enables us to maximize the value of our assets.
•
Efficient and productive Wood Products facilities. We rank as a top-10 softwood lumber producer in the U.S. with approximately 1.1 billion board feet of capacity. We also own an industrial grade plywood mill with approximately 150 million square feet of capacity. Discretionary capital expenditures in our mills are typically targeted to earn returns exceeding 15%.
•
Capturing incremental value of our real estate holdings. A portion of our timberland acreage is more valuable for other purposes, such as recreation, conservation, alternative energy facilities (such as solar farms), residential or commercial development, or to other timberland or real estate investors. We continually assess the potential uses of our lands and manage them proactively for the highest value. We currently have identified approximately 158,000 acres of non-core timberland real estate that we intend to sell over time. Our real estate development activity in the TRS is primarily focused on a 4,800-acre premier master-planned community in Little Rock, Arkansas.
•
Pursuing attractive acquisitions. We pursue timberland acquisitions that meet our financial and strategic criteria. The critical elements of our acquisition strategy generally include acquiring properties that complement our existing land base, are cash flow accretive and have attractive timber or include non-core timberland uses such as recreational, conservation, commercial, or residential purposes that we can sell over time.
•
Committed to corporate responsibility. We focus on meeting the needs of our stakeholders, now and into the future, and are committed to responsible corporate citizenship, and environmental, social and governance considerations are integrated in the way we do business every day. Environmental Stewardship is a company core value instilled by managing a renewable resource for the long-term. We recognize that our environmental commitment, the well-being of our employees, the independence and oversight of our board of directors, the positive impact we have in our communities, and our public advocacy can have a profound impact on our success for our stakeholders.

Business Segments

The health of the U.S. housing market strongly affects the performance of all our business segments. Demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products. Our Wood Products segment primarily sells into the new residential building and repair and remodel markets. Seasonal weather patterns impact the level of construction activity in the U.S., generally characterized by a reduction in activity during the winter months, which in turn affects the demand for our logs and wood products. Our Real Estate segment is affected by a variety of factors, including the general state of the economy, local real estate market conditions, the level of construction activity in the U.S., and the evolution of natural climate solutions markets. No third-party customer represented more than 10% of our consolidated revenues in 2023, 2022 or 2021.

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

Local log supplies also change in response to prevailing timber prices. Log supplies and prices are impacted by the demand for new homes in the United States, repair and remodel activity, wood product mill capacity, log and lumber exports and the impacts from weather-related conditions or natural disasters. Rising timber prices often lead to increased harvesting on private timberlands, including lands not previously made available for commercial timber operations. In the majority of the U.S. South, an oversupply of ready-to-cut standing timber exists due to years of low and deferred harvesting following the 2009 great financial crisis, the conversion of southern row crop land to timberland through federal government incentives over 30 years ago, and increased productivity due to improved silvicultural practices (genetically modified seedlings, plantations, fertilization). All of these factors contribute to the over-supply of timber driving stagnant sawlog prices in parts of the South.

Log availability has experienced tension in the Pacific Northwest and Western Canada as a result of several years of devastating forest fires, continued harvest restrictions on federal and provincial lands and damage caused by the mountain pine beetle. These events are contributing to British Columbia mill production curtailments, mill closures, a shift of Canadian softwood lumber production to the eastern provinces of Canada, and investment by both Canadian and U.S. producers in existing and new mills in the U.S. South.

Timberlands Operations. We strive to maximize returns from our timberlands by selling both delivered logs and entering into stumpage sales to external customers while managing our timberlands sustainably over the long-term. We compete in the marketplace through our ability to provide our customers with a consistent and reliable supply of high-quality logs at scale volumes and competitive prices. The Timberlands segment sells a portion of its logs at market prices to our Wood Products facilities. Intersegment sales to our Wood Products facilities were approximately 27%, 33% and 37% of our total Timberlands segment revenues for 2023, 2022 and 2021, respectively. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. The segment’s customers range in size from small operators to multinational corporations.

In general, our log supply agreements with third-party customers require a specified volume of timber to be delivered to defined customer facilities at prices that are adjusted periodically to reflect market conditions. Prices in our Northern region contracts are adjusted periodically by species to prevailing market prices for logs, lumber, wood chips and other residuals. Additionally, for both external and internal customers, we index the price of approximately 75% of our Northern sawlogs sold to the price of lumber. Typically, prices in our Southern region contracts are adjusted every three months based on prevailing market prices for logs and our Southern log supply agreements are in place for one to five years. During 2023, 2022, and 2021, approximately 28%, 31% and 34%, respectively, of our total harvest volume was sold under long-term log supply agreements with third-parties. We expect approximately the same percentage of our 2023 total harvest volume to be sold to third parties under log supply agreements in 2024. The segment also generates revenue from other timber and non-timber sources such as hunting leases, recreation permits and leases, mineral rights leases and carbon sequestration.

As the owner of mineral rights and interests, we typically do not invest in development or actively participate in such activities. Rather, we enter into contracts with operators granting them the rights to explore, develop and sell energy and other extracted minerals that may be produced from our property from such activities in exchange for rents and royalties. We generally reserve mineral rights when selling timberland acreage.

Timberlands Ownership. The Timberlands segment sustainably manages nearly 2.2 million acres of timberlands, including approximately 19,000 acres under long-term leases. The following provides additional information about our timberlands at December 31, 2023.

Region	State	Description	Acres (in thousands)
Northern region	Idaho	Variety of commercially viable softwood species, such as Douglas fir, grand fir and inland red cedar	625

Southern region	Arkansas	Primarily southern yellow pine and hardwoods	948
	Georgia	Primarily southern yellow pine and hardwoods	214
	Alabama	Primarily southern yellow pine and hardwoods	150
	Mississippi	Primarily southern yellow pine and hardwoods	135
	South Carolina	Primarily southern yellow pine and hardwoods	59
	Louisiana	Primarily southern yellow pine and hardwoods	30
		Total Southern region	1,536
		Total	2,161

Standing Timberland Volumes. The aggregate estimated volume of current standing merchantable timber inventory is updated annually to reflect increases due to reclassification of young growth to merchantable timber when the young growth meets defined diameter specifications, the annual growth rates of merchantable timber, and the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests and land sales. This estimate is derived using methods consistent with industry practice and is based on statistical methods, long-term research studies, and field sampling. We must use various assumptions and judgments to determine both our current timber inventory and the timber inventory that will be available over the harvest cycle; therefore, the physical quantity of such timber may vary significantly from our estimates. The estimated timberland volume includes timber in environmentally sensitive areas where the timberlands are managed in a manner consistent with best management practices and state forest practice acts.

The following provides additional information about our estimated standing timber inventory at December 31:

(Tons in millions)	2023	2022	Change
Northern region	27.3	27.8	(0.5)
Southern region	86.1	80.0	6.1
Total	113.4	107.8	5.6

The net increase in our Southern region standing timber inventory from 2022 was primarily attributable to updates to our Southern growth models based on the completion of long-term internal and industry-led studies across the South.

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

The following table presents a summary of our total timber harvest by region during 2023.

	Timber Harvested
(Tons in thousands)	Sawlogs	Pulpwood	Stumpage	Total
Northern region	1,495	27	—	1,522
Southern region	2,529	2,151	1,487	6,167
Total	4,024	2,178	1,487	7,689

Our current harvest projection for 2024, which is based on constant timberland holdings and takes into consideration such factors as market conditions, the age of our timber stands, and recent timberland sales and acquisitions, is expected to be approximately 7.6 million tons.

Detailed harvest information for the years ended December 31, 2023 and 2022, by region and product is presented in Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Wood Products Segment

Operations. We are a top 10 softwood lumber manufacturer in the U.S. with 1.1 billion board feet of capacity. We also own an industrial grade plywood mill with 150 million square feet of capacity. We compete based on product quality, customer service and price. We believe that competitiveness in the industry is largely based on individual mill efficiency and on the availability of competitively priced raw materials on a facility-by-facility basis, rather than on the number of mills operated. This is because it is generally not economical to transfer logs between or among facilities, which might permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. As several of our mills source a portion of their logs from our owned timberlands, we believe we are able to compete effectively with companies that have a larger number of mills or source their fiber strictly from third parties.

A description of our Wood Products facilities and their respective capacities at December 31, 2023 are as follows:

Annual Capacity[1,2]
Sawmills:
Warren, Arkansas	220 MMBF
Waldo, Arkansas	190 MMBF
St. Maries, Idaho	185 MMBF
Gwinn, Michigan	185 MMBF
Ola, Arkansas	150 MMBF
Bemidji, Minnesota	140 MMBF
Plywood Mill:
St. Maries, Idaho	150 MMSF

[1]

Capacity represents the proven annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Normal operating conditions are based on the configuration, efficiency and the number of shifts worked at each individual facility. In general, the definition includes two shifts per day for four days per week (10 hours per shift) at each facility, which is consistent with industry-wide recognized measures. Production can exceed capacity due to efficiency gains and overtime. Actual sawmill production for 2023 was 1,106 MMBF.

[2]	MMBF stands for million board feet; MMSF stands for million square feet, 3/8-inch panel thickness basis.

Our Wood Products segment manufactures and sells lumber, plywood and residual products at seven mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold through our sales team to end users, retailers or wholesalers for nationwide distribution primarily for use in home building, repair and remodeling, industrial products and other construction activity. In general, the following factors influence sales realization and demand for wood products:

•
Residential and multi-family construction is influenced by factors such as population growth and other demographics, availability of labor and developable land, level of employment, consumer confidence, consumer income, availability of financing, interest rates, housing affordability, and the supply and pricing of existing homes on the market.
•
Repair and remodel of existing homes is influenced by the size and age of existing housing stock, which is estimated at 42 years on average, and access to home equity financing and other credit.
•
The supply of commodity building products is influenced by changes in production capacity and utilization rates, weather, raw material supply, availability of skilled labor, and available transportation.

We continually invest in maintenance and discretionary capital projects at our Wood Products facilities. We evaluate discretionary capital improvements primarily based on expected level of return on investment. For example, in June 2022, we announced a project to expand and modernize our Waldo, Arkansas sawmill which is targeted to be completed by the end of 2024. The project is expected to increase the sawmill’s annual capacity from 190 million board feet of dimensional lumber to approximately 275 million board feet and significantly reduce the sawmill’s cash processing costs. Our ongoing capital improvements provide increased productivity, enhanced employee safety, and compliance with regulatory standards and environmental benefits.

Wood Procurement. Our procurement foresters purchase wood fiber for our facilities from our timberlands or from private, state and federal sources. We are committed to producing wood products that meet both customer demand and quality expectations as well as responsibly sourcing the raw materials. All seven of our facilities are certified to the SFI® Fiber Sourcing Standard, which provides structure to how we, as an SFI® Program Participant, purchase fiber from both certified and non-certified forestland. In 2023, 100% of the timber consumption at all our Wood Products facilities were SFI® Fiber Sourcing certified. We generally do not enter into long-term supply contracts for the purchase of a significant volume of logs. During 2023, 2022 and 2021, purchases from our Timberlands segment were approximately 37%, 49% and 52% of our Wood Products segment fiber costs, respectively.

Real Estate Segment

The activities of our Real Estate segment consist primarily of the sale of rural land and real estate development and subdivision activity.

Rural real estate operations. We sell rural land that is not strategic to our core timberland operations, or that has higher values for recreational, conservation, commercial or residential purposes. We currently have identified approximately 158,000 acres of non-core timberland real estate that we intend to sell over time. Sales of these lands may occur over a decade or more. We continually assess the highest value and best use of our timberlands through periodic stratification assessments on our timberlands, and as new timberlands are acquired. This assessment also includes identifying non-core timberlands that may be better suited for NCS activities, including forest carbon offsets, carbon capture and storage projects, and selling or leasing timberlands to third parties for renewable energy projects such as solar for power generation facilities.

From time to time, we also take advantage of opportunities to sell core timberland where we believe pricing to be particularly attractive, to match a sale with a purchase of more desirable property while deferring taxes in a like-kind exchange transaction, or to meet various other financial or strategic objectives. Occasionally, we sell a small amount of timberland acreage in areas where we choose to reduce our market presence and capture a price that exceeds the value derivable from holding and operating as commercial timberlands. These transactions will vary based on certain factors, including the location and physical and operating characteristics of the timberlands.

Results of our rural real estate operations depend on the demand for our non-core timberlands, the types of properties sold, the basis of these properties and the timing of closings of property sales.

Development real estate operations. The Real Estate segment also engages in real estate development and sales, and at times sells undeveloped acreage, through our TRS. Chenal Valley in Little Rock, Arkansas is a premier, upscale master planned community, with approximately 4,800 acres of residential and commercial properties centered around a country club with two championship golf courses. In addition, we have 800 acres of land in Hot Springs, Arkansas available for future development. In Chenal Valley, approximately 20% of each neighborhood is set aside as greenspace and approximately 15% of the total acreage is preserved as greenspace throughout the development and between neighborhoods. Our Red Oak Ridge development in Hot Springs, Arkansas incorporates many of the same environmentally conscious practices as Chenal Valley.

Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. Infrastructure and other improvements to support the development and sale of residential and commercial properties are provided for and funded directly by us, or in some circumstances, through real property improvement districts. We develop such properties when sufficient demand exists and substantially all infrastructure is completed. Future infrastructure investments are primarily for the development and sale of additional property. Most of the core infrastructure is already in place for Chenal Valley. We typically develop about 130 residential lots in the Chenal Valley area each year. In addition, approximately 1,335 potential residential lots are available for future development and sale. We have approximately 280 additional acres available for commercial purposes. Our competitors in our real estate markets are other landowners or developers.

Results of our development real estate operations primarily depend on the quantity, pricing and timing of property sales. Pricing is a function of lot size, type and location within the development as well as the amount of new and existing housing inventory levels.

Seasonality

Log and pulpwood sales volume in our Timberlands segment are typically lower in the first half of each year as winter rains in the Southern region and spring thaw in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions that restrict access to logging sites. The third quarter is typically our Timberlands segment's strongest production quarter. Demand for our manufactured wood products typically decreases in the winter months when construction activity is slower, while demand typically increases during the spring, summer and fall when construction activity is generally higher. Additionally, our Northern mills also produce less during the winter months due to colder operating conditions and frozen logs. Rural real estate dispositions and acquisitions can be adversely affected when access to any properties to be sold or considered for acquisition are limited due to adverse weather conditions. Development real estate sales at Chenal Valley occur throughout the year and are dependent upon when our development of residential neighborhoods and commercial lots are substantially completed. The timing of these sales can also be impacted by weather and contractor availability to complete the necessary infrastructure and other improvements prior to bringing developed real estate to market.

Corporate Responsibility Practices

We deliver a range of sustainable economic, social, and environmental values for our stakeholders and strive to do our part to help the planet for future generations. Our mission is to grow and produce the resources that build a foundation for our lives and improve the communities where we live, work, and play. Our values are safety, inclusion and respect, integrity, operational excellence, community, and environmental stewardship. We execute our mission through the lens of our strategy across four pillars: Forest, Planet, People, and Performance. We acknowledge the importance of the United Nations Sustainable Development Goals (SDGs) as part of a commonly agreed upon global ambition, support all seventeen SDGs, and have identified SDGs 6 (Clean water and sanitation), 8 (Decent work and economic growth), 12 (Responsible consumption and production), 13 (Climate action), 15 (Life on land), and 17 (Partnerships for the goals) as the goals where we can make the largest impact. Strategic initiatives and goals have been developed within each of our pillars that are connected to the SDGs. Maintaining a strong foundation of corporate responsibility is a key component of our ability to drive long-term stakeholder value, and these principles guide us in how we conduct our business every day.

Forests

Sustainable Forestry Practices. Our timberland management promotes clean air and high water and soil quality, while providing biodiversity and wildlife habitat. Our timberlands also provide abundant recreational opportunities for our communities. We recognize the role forests play in combating climate change, with our timberlands providing a powerful source of carbon removal, storage and cycling. In addition, harvested trees made into wood products continue to store carbon they have sequestered and can substitute for fossil-fuel emissions-intensive building materials. By leveraging decades of management experience and working closely with scientific research organizations, we manage our timberlands on a sustainable basis according to internationally recognized forest management standards while considering how climate change could create potential risks and opportunities. Our environmental, health, safety, and forest stewardship policies reinforce our timberlands management approach. We are a leader in forest stewardship and sustainability and are subject to rigorous third-party auditing and certification of our forest practices that further supports our sustainability goals, including clean air and water and protection of wildlife habitats.

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

We have developed internal best management practices (BMPs) that include regulatory and certification frameworks and provide a consistent, tested means of implementing environmental protection to promote sustainable timberland management. We use these standards to maintain the health of forest soil, protect water quality and aquatic habitat, and promote biodiversity. Our foresters implement BMPs as part of our environmental management system. Logging contractors must be on an approved contractor list and receive annual training, and we require that all contractors implement applicable BMPs during forest management activities on our lands by following specific prescriptions for the tract being harvested and for planting following final harvests. Historically, we harvest, on average, between 3% and 4% of our forests each year, and 100% of our timberlands are reforested after harvesting. On average, we plant 20 to 23 million tree seedlings per year. The primary goal of our reforest program is to utilize the best planting stock possible that is selectively bred to achieve superior disease resistance, produce excellent form, exhibit high growth rates and be well-adapted to the local climate and growing conditions.

One hundred percent of our timberlands are certified to the SFI® Forest Management standards and approximately 70% of our combined timberlands in Arkansas and Louisiana are also certified to the FSC® Forest Management standards. Generally, we are able to realize price premiums for pulpwood from our FSC® certified lands. We also take an active approach to regulatory developments by participating in standard-setting where possible. We work cooperatively with regulators to create voluntary conservation plans that address environmental concerns while preserving our ability to operate our timberlands efficiently.

Timberland acreage impacted by wildfires has increased since 2000, particularly in Western Canada and the Pacific Northwest. As the largest private landowner in Idaho, we have implemented several practices to help mitigate wildfire risk on our Idaho timberlands. Such practices include installing and maintaining a series of dip ponds across our ownership, maintaining our road infrastructure for access, and participating in fire protection districts or cooperative agreements with state, federal and private timberland owners where participants contribute assets and resources to fight fires regardless of the location of the fire. During periods of high fire danger, we may prohibit campfires, close access on our timberlands, adjust harvest schedules to late evening/early mornings and post individuals on site following logging activities to monitor for potential fire outbreaks. Further, from May to October, our agreements with both logging and silviculture contractors require them to have on site specific firefighting resources such as water, water pumps and hand tools. Prescribed burning is an important tool in forest management to remove post-logging woody debris known as slash and to help prepare sites for replanting. Slash is managed through installation of fire breaks, mechanical piling and pile burning. Approvals for burning the remaining slash are obtained through the Montana/Idaho Airshed Group, which evaluates atmospheric conditions and other burning activities underway to minimize airshed impacts.

Our Southern timberlands are less susceptible to wildfires than our Western timberlands as they are located in areas that have relatively high humidity. Our Southern harvesting operations result in less slash at final harvest and the slash deteriorates more rapidly. In the South the terrain allows slash to be mechanically spread back into the tract returning nutrients to the soil. These practices not only help ensure our timberlands are available for future harvest, but also reduce potential environmental impacts that can come from wildfires.

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

Conservation. As a custodian of our timberlands, we recognize that the best outcome for some of our timberlands could be to conserve them as forestland in perpetuity. We work with a wide range of stakeholders for conservation outcomes on our timberlands including states, cities, counties, water authorities, tribal governments, and environmental/conservation organizations such as The Conservation Fund, The Nature Conservancy, and the Trust for Public Land. We have preserved riverfront along the Mississippi River in Minnesota, helped secure the drinking source for the City of Little Rock in Arkansas, and provided numerous opportunities to expand public hunting, hiking and other public access across our timberland ownership. In addition, we work to protect species at risk and have entered into habitat conservation agreements to protect endangered species. Since 2018, approximately 65% of our rural land sales acreage has been for conservation with the remaining 35% for rural recreational or other purposes. Rural recreational land transactions provide an opportunity for neighboring landowners to increase their ownership, and also for both in-state and out-of-state buyers to find a place where they can get away to a rural home, or hunt, fish, hike and enjoy the outdoors.

Planet

Responsible Manufacturing. Our Wood Products manufacturing processes focus on safety and operational excellence while minimizing our environmental footprint. An experienced professional team actively manages environmental compliance at our Wood Products facilities, and we have implemented compliance programs that include environmental education and training for our employees. Facilities strive to minimize air emissions, monitor water discharge, and protect streams and rivers. We pursue opportunities to reduce energy consumption, conserve resources, and increase the use of renewable energy. Waste is managed throughout our facilities to reduce the amount we create, with opportunities for repurposing or recycling.

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

Our measurable impact on water use is limited to our Wood Products facilities and our offices. Our Wood Products facilities use little processed water in manufacturing operations, and we make efforts to reduce, reuse, and recycle water at all our locations to reduce consumption. Water is obtained from surface water, groundwater, and municipal sources and is used principally for watering log decks, saw cooling, make-up water at the boilers for steam production, and fire protection. Water withdrawals are minimized through extensive reuse and recycling, especially at the log deck. Any water discharged is highly regulated and monitored via robust sampling programs. Water loss across the facilities is mostly due to evaporation from log watering activities.

Carbon and Climate. Sustainably managed forests combat climate change through carbon removal, storage, and cycling. Trees absorb atmospheric carbon dioxide through photosynthesis and store it in the branches, trunk, needles, and roots. Using wood products for building stores tree carbon and using biomass for energy retains carbon within a natural loop. The trees we plant then grow, renewing the cycle and growing net carbon storage. Active forest management enhances carbon removal from the atmosphere compared to unmanaged forests. As forests mature, the rate of carbon sequestration slows and natural tree mortality increases. Harvesting mature trees and replanting increases the rate of carbon uptake as well as generating wood for lumber and other wood products. Our forest management concentrates on the growth of harvestable trees for use in solid wood products, which maximizes the amount of forest carbon that is captured and stored in long-lived wood products. Utilizing wood for construction requires less energy and results in fewer greenhouse gas emissions compared with other building materials, such as steel and concrete. At the end of 2022, our living trees in our forests stored an estimated total of 136 million metric tons of Carbon Dioxide Equivalent (CO2e), with an estimated 85 million metric tons of CO2e in merchantable above-ground portions.

Resource efficiency is a critical component of our operations, and we work to reduce our waste. Additionally, efforts that increase the efficiency of our manufacturing process and decrease energy consumption reduce greenhouse gas (GHG) emissions. Nitrous oxide and methane are GHG emissions included in the emission calculation from wood burning energy. This calculation also includes the CO2e from natural gas. GHG emissions from our operations largely consist of carbon dioxide from our Wood Products facilities, which use energy sourced from a combination of purchased electricity and on-site boilers and burners that utilize residual wood or natural gas for fuel.

In October 2023, we published our 2022 carbon and climate report which detailed our carbon record and evaluated potential physical impacts that changes in atmospheric CO2e, temperature, and precipitation could have on our timberlands under GHG scenarios. In 2022, our net carbon removal and storage was an estimated 3.2 million metric tons of CO2e. Above-ground tree growth on our timberlands removed an estimated 5.8 million metric tons of CO2e from the atmosphere. On a net basis, following harvest and other inventory changes of an estimated nearly 7.0 million metric tons of CO2e, the net flux in our forests was a decrease of an estimated 1.2 million metric tons of CO2e. At our Wood Products facilities the atmospheric removal of CO2e for our external fiber sourcing from the forests was an estimated 1.7 million metric tons. An additional estimated 2.7 million metric tons of CO2e was stored in the wood products we manufacture, and in the products made by our customers from our external log and wood residual sales. Our carbon emissions were estimated at 2.5 million metric tons of CO2e with an estimated 80,000 metric tons of that total from our Scope 1 and Scope 2 emissions. The remaining emissions were Scope 3 emissions across our value chain.

In December 2022, we established GHG reduction targets from a 2021 baseline which included a 2030 GHG emissions reduction target for Scope 1 and Scope 2 GHG emissions of 42%, and a Scope 3 value chain GHG emissions reduction target of 25%.

Our climate-related risks and opportunities can be grouped in two categories: physical and transition. Physical risks and opportunities include acute impacts that are event driven and chronic impacts resulting from longer-term changes in climate patterns. Our acute risks could include: 1) potential increases in flooding and extreme weather events; 2) changes in precipitation patterns including volume, type (snow and rain) and timing; 3) changes in soil moisture conditions; 4) changes in risks from insects and disease; and 5) heightened wildfire risks. Chronic impacts could include potential long-term opportunities arising from increased productivity and yield in tree growth. Transition risks and opportunities arise from policy, regulatory, legal, technological, market and other societal responses to the challenges posed by climate change and the transition to a low-carbon economy. Potential opportunities could include market opportunities arising from the increased use of innovative wood products, such as mass timber and policies and incentives that encourage greater use of wood-based products in buildings. Growth in carbon offset markets and bio-circular markets could also provide opportunities as sustainably managed forests are recognized as a natural climate solution. As demand increases, pricing for carbon offsets from sustainably managed forests is improving, resulting in viable options to establish an offset through afforestation, improved forest management practices, or delayed harvests. Transition risks could include a carbon tax, a change in the methodology for calculating biogenic emissions, as well as operational impacts such as changes in energy costs and regulatory impacts in environmental management.

People

We strive to make PotlatchDeltic a workplace of excellence through our company culture, fair compensation, and comprehensive benefit options. We value an environment of safety, inclusion and respect, integrity, operational excellence, community, and environmental stewardship, and look to attract talent with diverse backgrounds and experience.

Our Team. At December 31, 2023, we employed 1,384 team members across our business with hourly workers representing approximately 73% of the total employed. Our Wood Products segment employs approximately 82% of our total workforce and is the only segment that includes an hourly workforce. Certain employees at one of our sawmills, representing approximately 14% of our total workforce, are covered under a collective bargaining agreement, which expires in 2026.

Health and Safety. Our employees are our greatest assets. Our commitment to our employees starts with a strong culture that prioritizes health and safety as a core value. We are focused on preventing occupational illness and injuries without compromise. Our operations have comprehensive safety programs that include safety audits, training, contractor safety requirements and annual health and safety budgets as part of essential capital planning. We regularly review safety incidents, risk-identification reports and “near-miss” incidents and apply key learning across our organization. Contractor safety is a focal point of our timberland safety program. Timber harvesting, road building and trucking contractors must meet stringent state and federal safety regulations and undergo annual industry-specific and PotlatchDeltic safety training. In addition, we expect our core operational contractors to review a training video, and comply with our Supplier Code of Conduct.

Employee Development. We recognize that employing a highly skilled and diverse workforce is a competitive advantage and leads to better team member engagement. We are committed to the development of all team members in support of their career aspirations with PotlatchDeltic. We have formal and informal programs to develop our workforce to become more proficient in their current roles and prepare for larger roles within the company throughout their careers.

We are amid a generational shift in our operations and are focused on transferring years of knowledge to the next generation of workers. This generational shift has created new opportunities for training and career advancement, and sustains local economic benefits as both the company and our employees contribute to the communities where we operate. Succession planning is critical to ensuring that we have the right people in the right position at the right time. We conduct annual succession planning meetings across the organization starting with our local operations and rolling up to our division and corporate levels, including our executive team. Individuals who have demonstrated a desire and ability to move to new leadership roles collaborate with their managers to document meaningful development plans designed to help ensure that their development remains on track.

Diversity and Inclusion. Diversity and inclusion are fundamental values at our company and we are proud to be an equal opportunity employer. The principles underlying our commitment to diversity and inclusion are reflected through our policies, including our Diversity, Equity, and Inclusion Policy, Human Rights Policy, Corporate Conduct and Ethics Code, Equal Employment Opportunity Policy and Americans with Disabilities Act Policy. We strive to recruit, develop and retain a workforce that is representative of the communities in which we operate.

We review our compensation and benefit plans annually to help ensure that we are providing competitive, contemporary, and inclusive programs to attract and retain the best people and support the health and well-being of our employees and their families. We believe in the importance of pay equity and we evaluate gender pay equity on an on-going basis and adjust wages as appropriate. At December 31, 2023, women represent 32% of our salaried workforce, 13% of our hourly workforce, and 19% of our total workforce. The average variance in median pay between men and women by pay grade is less than 2% across the company.

Our ability to attract and retain a high-performing workforce is highly dependent on several key factors, the most important of which is the pool of qualified candidates in the areas in which we operate. Many of our operations are located in rural communities where the economy is driven by the timber industry and our workforce reflects the demographics and culture of those localities. We continue to emphasize the importance of sourcing talent from these local communities and retaining that talent at our company so that our workplace demographics reflect the communities in which we operate. Overall, 21% of our workforce is comprised of individuals that identify as a member of one or more racial minority groups.

Performance

Responsible Sustainability Governance. Our governance structure sets the framework for governance throughout the organization and implementing our targets and initiatives. The Vice President, Public Affairs and Chief Sustainability Officer provides senior leadership on our corporate responsibility reporting and initiatives. The board of directors oversees our corporate governance, including our environmental management; sustainability strategy; social responsibility; health and safety program performance; public policy; advocacy and government relations; corporate governance policies and practices; human capital management initiatives; organizational culture and climate-related risks and opportunities. In addition, we have established cross-functional groups within our organization to provide input on our strategy, develop plans to achieve our targets, including carbon and climate goals, and embed responsible corporate governance into our businesses.

Board Composition and Independence. Responsible corporate governance aligned with our mission, a culture that incorporates our values, and rigorous systems for the identification and mitigation of risks increase our competitiveness, build resiliency, and create long-term value for our stakeholders. Our corporate governance policies and procedures, strong and effective board of directors, combined with our culture, guide us to ethical management that promotes respect for the community, a commitment to corporate responsibility, and sound financial management. Our board is committed to diverse representation in its membership and leadership. Currently, three of our nine directors are women, one of whom is ethnically diverse and two of whom are committee chairs.

Our Director Independence Policy requires that the board be comprised of a majority of independent directors. Currently, seven of the nine directors are independent. During 2023, the board of directors met five times, with all directors attending 100% of all meetings of the board and committees on which each director served.

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

Human Rights. Respect for human rights is a fundamental value of our company. We recognize that we have an important role in fostering human rights. We comply with applicable domestic human rights laws, and we respect and support internationally recognized human rights including those recognized in the U.N. Guiding Principles on Business and Human Rights and the United Nations Universal Declaration of Human Rights. Our commitment to human rights is embodied in our Human Rights Policy and supported by our Corporate Conduct and Ethics Code, Supplier Code of Conduct, and Diversity, Equity, and Inclusion Policy, Forest Stewardship Policy, Environment, Health, and Safety Policy, among other policies, standards, and practices. We respect Indigenous peoples and traditional livelihoods and value stakeholder engagement on these issues. We recognize the fundamental importance of water and respect the right to water, including quality, sufficiency, and accessibility.

Stakeholder Engagement. We recognize the diverse interests of our stakeholders and believe that our relationships both within and outside of our company are an important part of our value creation and success. We regularly engage with a broad range of stakeholders, including investors and analysts, employees, communities, customers, government representatives, Indigenous peoples, industry associations, non-governmental organizations, research organizations, and suppliers. This helps us to understand, prioritize, and manage our impacts as an organization and our opportunities towards systemic change. Meaningful stakeholder engagement is also a critical part of our responsible governance strategy, promoting increased knowledge and awareness of issues, inviting feedback on insights and trends, and nurturing trust and collaboration.

Our engagement typically has three principal objectives: 1) to share information; 2) to promote meaningful dialogue; and 3) to build and maintain sustainable relationships. By providing information surrounding our strategies, accomplishments and goals, we allow internal and external stakeholders to make informed decisions.

Risk Management. We have a comprehensive process to identify and evaluate a broad spectrum of risk, including environmental, social and governance topics. PotlatchDeltic utilizes an Enterprise Risk Management (ERM) framework to identify, assess and mitigate significant risks facing the company. The audit committee of the board of directors and senior management have primary responsibility for the oversight of risks facing the company. Specific risks related to environmental issues and climate change are identified, assessed, and mitigated where feasible as part of our ERM process. In addition, our Environmental Management System (EMS) and Corporate Responsibility review conducted annually at the business unit level evaluates business ESG risks and opportunities, including climate-related risks and opportunities.

We conduct internal audits regularly to help ensure compliance with environmental, safety, financial, disclosure and other regulations, voluntary standards, and our own company policies. When the audits identify opportunities for improvement, we develop, implement, and track improvement action plans. An independent public accounting firm audits our accounting processes, financial reporting, and internal controls on an ongoing basis. Our comprehensive cybersecurity program maintains a strong focus on protecting the company, our employees, customers, partners, and vendors from loss or theft of sensitive data and information. Our cybersecurity defense strategy includes access controls, monitoring, employee training, and breach response. We also maintain and regularly update other company policies that guide our business, inform our employees, and help manage our identified risks.

For more detailed information regarding our programs and initiatives, see “Our ESG Commitments" (on our website). This report and other information on our website are not incorporated by reference into and do not form any part of this Annual Report on Form 10-K.

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

Regulations affecting our timberlands. Enactment of new environmental laws or regulations, or changes in existing laws or regulations, particularly relating to air, wildlife, water quality and climate change, or their enforcement, may require significant expenditures by us or may adversely affect our timberland management, harvesting activities and manufacturing operations. Forest practice laws and regulations that affect present or future harvest and forest management activities in certain states include:

•
limits on the size of clearcuts,
•
requirements that some timber is left unharvested to protect water quality and fish and wildlife habitat,
•
regulations regarding construction and maintenance of forest roads,
•
definition of forest conversion and/or forest degradation,
•
rules requiring reforestation following timber harvests, and
•
various related permit programs.

Our operations are regulated under the federal 1972 Clean Water Act (CWA), which regulates the discharge of pollutants into the waters of the U.S. This generally means obtaining permits for certain of our silviculture activities and abiding by applicable restrictions. Federal agency rulemaking and related litigation under the CWA continue to redefine the scope of the Act’s jurisdiction.

Each state in which we own timberlands has developed best management practices to reduce the effects of forest practices on water quality and aquatic habitats. Additional and more stringent regulations may be adopted by various state and local governments to achieve water-quality standards under the federal CWA, protect fish and wildlife habitats and human health, or achieve other public policy objectives. These requirements may alter or introduce restrictions on some of our silviculture activities, notably the application of pesticides and herbicides to our timberlands in some areas. This, in turn, may increase the number of required federal and state permits in some areas of our operations as it relates to the application of pesticides and herbicides on timberlands, which may increase operating costs. Pending and future federal and state rulemaking, and judicial challenges thereto, could make compliance with the CWA as well as comparable state laws more or less costly to us, and we are not able to predict the final resolution of these matters.

Similarly, a number of species indigenous to our timberlands have been listed as threatened or endangered or have been proposed for one or the other status under the Endangered Species Act of 1973 (ESA). As a result, our activities in or adjacent to the habitat of these species may be subject to restrictions on the harvesting of timber, reforestation activities and the construction and use of roads. Although the CWA, ESA and related regulations have not had, and we do not expect in 2024 that they will have a material effect on our operations, they could do so in the future.

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

Under the Clean Air Act (CAA) and our site-specific Renewable Operating Permits, our Wood Products facilities closely monitor operating parameters and air emissions, including hazardous air pollutants to help minimize those emissions. Under the CWA, state and EPA water quality standards, we are subject to discharge limits and other provisions established at each site for processing water and stormwater discharges through the National Pollutant Discharge Elimination System. Pending and future federal and state rulemaking, and judicial challenges thereto, could make compliance with the CAA as well as comparable state laws more or less costly to us, and we are not able to predict the final resolution of these matters.

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

Compliance. Our manufacturing facilities and timberland operations are currently in substantial compliance with applicable environmental laws and regulations. We cannot be certain, however, that situations that give rise to material environmental liabilities will not be discovered. Compliance with environmental regulations is a significant factor in our business and can require significant capital expenditures as well as additional operating costs. As discussed in Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements, we have agreed to voluntarily participate as a non-federal sponsor in connection with one of the Minnesota Pollution Control Agency's (MPCA) sediment contamination remediation projects in a reservoir downstream of one of our former properties we sold to a third party in 2002.

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

Information About Our Executive Officers

As of February 9, 2024, information on our executive officers is as follows:

Eric J. Cremers (age 60) has been a director since March 2013 and our President and Chief Executive Officer since January 2021. Mr. Cremers also served as President and Chief Operating Officer from March 2013 through December 2020, Chief Financial Officer from March 2013 through August 2013, and Executive Vice President and Chief Financial Officer from February 2012 to March 2013. Mr. Cremers joined the company in 2007 as Vice President and Chief Financial Officer.

Wayne Wasechek (age 53) has served as Vice President and Chief Financial Officer since August 2023. Mr. Wasechek also served as Interim Vice President, Interim Chief Financial Officer and Chief Accounting Officer from April 2023 through August 2023, and as Controller and Principal Accounting Officer from November 2018 through August 2023. He previously served as Vice President and Assistant Controller of Vail Resorts, Inc. (NYSE: MTN) from 2011 to 2018 and as Senior Director of Financial Reporting of Vail Resorts from 2006 to 2011.

Ashlee T. Cribb (age 55) has served as Vice President, Wood Products since July 2021. She previously served in various roles with Roseburg Forest Products, including as Senior Vice President - Chief Commercial Officer from February 2019 to July 2021, Vice President, Structural Products from February 2018 to February 2019 and Business Director, Structural Products from January 2017 to February 2018.

Darin R. Ball (age 58) has served as Vice President of Timberlands since December 2017. From 2012 to December 2017, he served as Manager of our Idaho Timberlands business.

William R. DeReu (age 57) has served as Vice President, Real Estate since February 2018 and as Vice President, Real Estate and Lake States Timberlands from February 2012 to February 2018.

Michele L. Tyler (age 55) has served as Vice President, General Counsel and Corporate Secretary since August 2019. Prior to joining the company, Ms. Tyler served in legal roles with Vectrus, Inc. (NYSE: VEC), from January 2009 to January 2019, including as Senior Vice President, Chief Legal Officer, and Corporate Secretary from September 2014 to October 2018.

Anna E. Torma (age 62) has served as Vice President, Public Affairs and Chief Sustainability Officer (previously called Chief ESG Officer) since February 2022, Vice President, Public Affairs from March 2019 to February 2022, and Director of Public Affairs from April 2018 to March 2019. Prior to joining the company, Ms. Torma worked as Principal for Torma Research providing strategic consulting services, primarily to forest products companies, from January 2017 to April 2018.

Robert L. Schwartz (age 51) has served as Vice President, Human Resources since May 2014 and as Director, Human Resources from February 2009 to April 2014.

Glen F. Smith (age 47) has served as Chief Accounting Officer since October 2023 and as Director of Corporate Accounting from September 2022 until October 2023. He previously served as Chief Accounting Officer of CatchMark Timber Trust, Inc. from February 2017 until it was merged with the company in September 2022.

The term of office of the officers of the company expires at the annual meeting of our board and each officer holds office until the officer’s successor is duly appointed and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

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

The financial performance of our operations is affected by the cyclical nature of our business. The markets for manufactured wood products, timber and real estate are influenced by a variety of factors beyond our control. Our business is particularly dependent upon the health of the U.S. housing market, and specifically demand for new homes and home repair and remodeling which are subject to fluctuations due to changes in economic conditions, changes in employment levels, consumer confidence, financial markets, interest rates, housing affordability, access to affordable mortgage financing and credit availability (including homebuyers’ ability to qualify for mortgages), supply chain disruptions, availability of labor and developable land, inflation, population change, weather conditions and other factors. Any decline or stagnation in these conditions could cause us to experience lower sales volumes and reduced margins for our products.

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

Because commodity products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand, and competition from substitute products. Prices for our products are affected by many factors outside of our control, and we have no influence over the timing and extent of price changes, which often are volatile. Our profitability with respect to these products depends, in part, on managing our costs, particularly raw material and energy costs, which represent significant components of our operating costs. These costs can fluctuate based upon factors beyond our control including, but not limited to, changes in demand, supply chain disruptions, and inflation or deflation, all of which could have a material adverse effect on our results of operations and cash flows. Furthermore, inflation has increased and may continue to increase our operational costs, especially for fuel, energy and repair and maintenance costs. In addition to negatively impacting demand for our products, higher and prolonged levels of inflation could negatively impact our costs and we likely will not be able to fully pass the increased costs to customers.

The markets for our wood products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. In addition, our Wood Products facilities are capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our wood products competitors may currently be lower-cost producers than we are or may benefit from weak currencies relative to the U.S. dollar and, accordingly, these competitors may be less adversely affected than we are by price decreases. Wood products also are subject to significant competition from a variety of substitute products, including non-wood and engineered wood products. To the extent there is a significant increase in competitive pressure from substitute products or other domestic or foreign suppliers, our business could be adversely affected.

Competition from wood product imports can vary significantly and have a material effect on U.S. wood product pricing.

The future volume and pricing of lumber imports entering U.S. markets remain uncertain. Historically, Canada has been the most significant source of lumber imports to the U.S. market. For decades, the U.S. and Canada have been in a dispute over pricing for softwood lumber entering the U.S., which has resulted in trade cases and negotiated agreements between the two countries. There have been many disputes and subsequent trade agreements regarding sales of softwood lumber between Canada and the U.S. The most recent agreement, which required Canadian softwood lumber facilities to pay an export tax when the price of lumber is at or below a threshold price, expired in October 2015. Since that time, the U.S. Department of Commerce has issued countervailing and antidumping duties on softwood lumber imports from Canada based on findings of injury to U.S. lumber producers. The Canadian government continues to appeal the determinations by the U.S. Department of Commerce and the U.S. International Trade Commission supporting the AD/CVD duties as well as to challenge these duties in the World Trade Organization.

We are not able to predict when, or if, a new softwood lumber agreement will be reached or, if reached, what the terms of the agreement will be. Similarly, we are not able to predict if the current U.S. policy of imposing import duties on Canadian softwood lumber will continue. We could, therefore, experience significant downward pressure on lumber prices caused by Canadian imports.

Third-Party Logging and Hauling Contractors

Our operations are affected by third-party logger availability, transportation availability and changes in costs from these third parties.

Our Timberlands business depends on the availability of third-party logging and hauling contractors. Our Wood Products business depends on third-party transportation providers, including railcar and truck transportation. Our timberlands are located primarily in rural areas where skilled logging and hauling labor availability may be limited. As a result of weak business conditions in the timber industry that persisted for several years, there are fewer logging and hauling contractors in certain markets to harvest and deliver our logs. This shortage combined with tight labor markets has resulted in an overall increase in logging and hauling costs and increased the difficulty of attracting and retaining sufficient skilled labor for logging and transportation. Any increase in harvest levels due to significant and/or extended increased demand for logs could further strain the existing supply of third-party logging and hauling contractors. This, in turn, could increase the cost of log supply and delivery, or prevent us from fully capitalizing on favorable market conditions by limiting our ability to harvest our timber and deliver our logs to market.

Additionally, our third-party contractors are subject to several events outside of their control, such as disruption of transportation infrastructure, labor issues, increased competition for logger and truck drivers, and railcar availability. Logger and truck driver shortages or failures of a third-party transportation provider to timely deliver our products to our mills and our customers could harm our supply chain, negatively affect our customer relationships and have a material adverse effect on our financial condition, results of operations and our reputation. Further, increases in the cost of labor, fuel, equipment, including the cost of debt financing on equipment purchases and other operating costs have impacted and could continue to negatively impact our financial results by increasing the cost of these services and could also result in an overall reduction in the availability of these services.

Timberlands Operations

Our operating results and cash flows are materially affected by the supply and demand for timber.

A variety of factors affect prices and demand for timber including changes in availability at the local, national and international level, all of which can vary by region, timber type (sawlogs or pulpwood logs) and species. On a local level, supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local timberland owners, as well as occasionally high timber salvage efforts due to events such as unusual pest infestations or fires. Our timberlands are primarily located in Alabama, Arkansas, Georgia, Idaho, Louisiana, Mississippi and South Carolina. As a result, we may be susceptible to adverse economic and other developments in these regions, including industry slowdowns, mill closures and curtailments, business layoffs or downsizing, relocations of businesses, changes in demographics, increases in real estate and other taxes and increased regulation, any of which could have a material adverse effect on us. Further, as the demand for paper nationwide continues to decline, closures and curtailment of pulp mills have adversely affected the demand and pricing for pulpwood and wood chips in certain regions in which we operate. Also, demand in other parts of the world may affect timber prices in the markets in which we compete. For example, although we do not sell into overseas markets, overseas demand can indirectly impact pricing and supply in North American timber and lumber markets.

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

Our financial results and cash flows depend significantly on our continued ability to harvest timber at adequate levels. From time to time, our timber harvest levels and sales have been and in the future may be limited due to availability of contract loggers, mill quotas, curtailment and closures, regulatory requirements associated with the protection of wildlife and water resources, and weather events and conditions impacting our ability to access our timberlands. Future timber harvest levels may also be affected by our ability to timely and effectively replant harvested areas as a result of other factors, including availability of contractors, U.S. immigration policies, insufficient or excessive precipitation, damage by fire, pest infestation, disease and natural disasters, and significant regional or local weather events such as ice storms, windstorms, tornadoes, hurricanes and floods. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes is usually localized, affecting only a limited percentage of our timber, there can be no assurance that any damage affecting our timberlands will be limited. Disease, severe weather conditions and other natural disasters can also reduce seedling survival rates, impact timber growth cycles and productivity of the timberlands which could affect harvesting levels and delivery of logs.

As is typical in the forest industry, we assume all risk of loss to the standing timber we own from fire and certain other hazards because insurance for such losses is either not available or is cost prohibitive. Consequently, a reduction in our timber inventory from such events could adversely affect our financial results and cash flows. In addition, the geographic concentration of our property makes us more susceptible to adverse impacts from a single natural disaster, temporary or permanent closures of wood product facilities that purchase our logs and other factors that could negatively impact our timber production.

Timber harvest activities are also subject to a number of federal, state and local regulations pertaining to the protection of fish, wildlife, water and other resources. Regulations, government agency policy and guidelines, and litigation, can restrict timber harvest activities and increase costs. Examples include federal and state laws protecting threatened, endangered and “at-risk” species, harvesting and forestry road building activities that may be restricted under the U.S. Federal Clean Water Act, state forestry practices laws, laws protecting the rights of Indigenous Peoples, and other similar regulations. Therefore, if we were to be restricted from harvesting on a significant portion of our timberlands for a prolonged period of time we could suffer materially adverse effects to our results of operations and cash flows.

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

Whether in connection with managing our existing timberlands or assessing potential timberland acquisitions, we make and rely on important estimates of merchantable timber inventories. These include estimates of timber inventories that may be lawfully and economically harvested, timber growth rates based on internal and industry studies, and end-product yields. Timber growth rates and yield estimates are developed by forest biometricians and other experts using statistical measurements of tree samples on a given property. These estimates are central to forecasting our anticipated timber harvests, revenues and expected cash flows. However, future growth and yield estimates are inherently inexact and uncertain and subject to many external variables that could further affect their accuracy including, among other things, disease, infestation, natural disasters, changes in weather patterns and changes in product merchandizing specifications. If these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be adversely affected.

Wood Products Operations

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or negatively affect our results of operations and financial condition.

Any of our manufacturing facilities or machines could unexpectedly cease to operate due to a number of events, some of which have occurred in the past, including unscheduled maintenance outages, prolonged power failures, equipment failures, raw material shortages, equipment and maintenance part shortages, cyber-events, labor difficulties or labor availability due to quarantine requirements for those exposed to flu or other viruses, disruptions in the transportation infrastructure, such as roads, bridges, railroad tracks and tunnels, fire such as the fire at our Ola, Arkansas sawmill in June 2021, ice storms, floods, windstorms, tornadoes, hurricanes or other catastrophes, terrorism or threats of terrorism, governmental regulations and other operational problems.

We cannot predict the duration of any such downtime or extent of facility damage. Downtime and facility damage have prevented us and could prevent us in the future from meeting customer demand for our products and/or require us to make unplanned expenditures. If one of our machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer demand could be impaired, resulting in lower sales and income. Although some risks are not insurable and some coverage is limited, we purchase insurance on our manufacturing facilities for damages and business interruption losses resulting from events such as fires, floods, windstorms, earthquakes and catastrophic equipment failure. For example, our Ola, Arkansas sawmill was damaged by fire in June 2021, and we had adequate property and business interruption insurance, subject to a $2.0 million deductible, to cover this event. However, such insurance may not be sufficient or may be cost prohibitive to obtain to cover all our damages and losses in the future.

Our capital investments may not have the expected financial impacts.

We invest in maintenance and discretionary capital improvements at our Wood Products facilities. We evaluate discretionary capital improvements based on an expected level of return on investment. For example, in June 2022, we announced a project to expand and modernize our Waldo, Arkansas sawmill. The project is expected to increase the sawmill’s annual capacity from 190 million board feet of dimensional lumber to approximately 275 million board feet. The modernization project is also expected to reduce the sawmill’s cash processing costs significantly. The sawmill will continue to operate during the project and completion is expected by the end of 2024. The modernization of the Waldo sawmill has and will require significant expenditures, is dependent on third parties for construction, may be subject to delays due to material delivery and supply chain interruptions, and may experience fluctuating material prices,

Additionally, we may experience lower than expected productivity during and after the completion of the project, lower than expected return on investment, or other factors that could have a material adverse effect on our results of operations and cash flows.

Real Estate Operations

Changes in demand for our real estate and delays in the timing of real estate transactions may affect our revenues and operating results.

A number of factors, including availability of credit, cost of financing, a slowing of residential and commercial real estate development, availability of funding to support conservation land purchases by governmental and other entities, zoning rules, population shifts, types and location of land available for sale, and changes in demographics could reduce the demand for our real estate and negatively affect our results of operations. Changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-core timberlands and could also negatively affect our results of operations. Changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use, development, and eligible purchasers of real estate could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business, profitability or financial condition.

The majority of our real estate development projects are concentrated in a few markets.

We have real estate development projects located in Central Arkansas, specifically, in Little Rock, Arkansas and in Hot Springs, Arkansas. These real estate development projects are particularly vulnerable to economic downturns, adverse weather conditions or other adverse events that may occur in this specific region and to competition from nearby commercial and residential housing developments. Our results of operations may be affected by the cyclicality of the homebuilding and real estate industries. Factors influencing these industries include changes in population growth, general and local economic conditions, weather, climate impacts, employment levels, consumer confidence and income, housing demand, new and existing housing inventory levels, the availability of developable land, availability and cost of financing, mortgage interest rates and foreclosures, and changes in government regulation regarding the environment, zoning, real estate taxes, and other local government fees. In addition, the tightening of credit and economic recession could delay or deter commercial and residential real estate activity and may affect our operating results.

Legal, Environmental and Regulatory Compliance Risks

Environmental Laws and Regulations

Our businesses are subject to extensive environmental laws and regulations.

We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing:

•
silvicultural activities, including use of pesticides and herbicides, harvesting, and road building,
•
endangered and at-risk species,
•
stormwater and surface water management,
•
air emissions,
•
the cleanup of contaminated sites,
•
health and safety matters, and
•
building codes.

We have incurred, and we expect to continue to incur, significant capital, operating and other expenditures to comply with applicable environmental laws and regulations. We also have incurred and could incur in the future substantial costs, such as civil or criminal fines, sanctions and enforcement actions (including orders limiting our operations or requiring installation of pollution control equipment or other remedial actions), cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations on properties we currently own or have owned in the past. Because environmental regulations are constantly evolving, we will continue to incur costs to maintain compliance with those laws and our compliance costs could increase materially. In addition, air emissions, stormwater, and surface water management regulations may present liabilities and are subject to change. Future compliance with existing and new laws, regulations, environmental permits, and other requirements may disrupt our business operations, increase potential liabilities, and require significant expenditures.

As the owner and operator of land, we have been and may be in the future liable under environmental laws for cleanup, closure and other damages resulting from the presence and release of hazardous substances on or from our properties or operations we currently own or have owned and operated in the past. In addition, we lease some of our properties to third-party operators for the purpose of exploring, extracting, developing and producing oil and gas in exchange for fees and royalty payments. These operations may create risk of environmental liabilities for any unlawful discharge of oil, gas or other chemicals into the air, soil or water. Generally, these third-party operators indemnify us against any such liability, and we require that they maintain liability insurance during the term of our lease with them. However, if for any reason an unlawful discharge occurs and our third-party operators are not able to honor their indemnity obligation, or if the required liability insurance was not in effect, then it is possible that we could be held responsible for costs associated with environmental liability caused by such third-party operators.

The amount and timing of environmental expenditures is difficult to predict, and in some cases, our liability may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at our current or previously owned sites or third-party sites may result in significant additional costs. For example, we have agreed to voluntarily participate as a non-federal sponsor in connection with one of the Minnesota Pollution Control Agency's (MPCA) sediment contamination remediation projects in a reservoir downstream of one of our former properties that we sold to a third party in 2002. Additional information regarding this matter is included in Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in this report and incorporated herein by reference.

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

Increasing interest and expectations with respect to corporate responsibility matters by our various stakeholders could adversely affect our business and operating results.

Increasing governmental and societal attention to corporate responsibility matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased auditing requirements and enforcement actions by various governmental and regulatory agencies, create challenges for us, may alter the environment in which we do business, and may increase the ongoing costs of compliance. Additionally, environmental groups or interested parties may file or threaten to file lawsuits that seek to prevent us from obtaining permits, harvesting timber under contract with federal or state agencies, implementing capital improvements or pursuing operating plans. Any lawsuit, or even a threatened lawsuit, could delay harvesting on our timberlands or impact our ability to operate or invest in our Wood Products facilities. In addition, failure, or a perception (whether or not valid) of failure to implement our corporate responsibility strategy or achieve corporate responsibility goals could damage our reputation, causing our investors or customers to lose confidence in our company and negatively impact our operations and the market price of our common stock.

In 2022, we voluntarily announced our GHG reduction goals to meet growing expectations from companies to reduce GHG emissions. We recognize these goals are subject to risks and uncertainties depending on global climate change, economic conditions, and other factors outside of our control. We also recognize transitional risks associated with changes in voluntary standards and customer preferences in connection with concerns about climate change. Our inability, or a perception of our inability, to achieve progress toward our environmental goals could adversely impact our business or damage our reputation.

Climate Conditions

Changes in climate conditions and governmental responses to such changes may affect our operations or planned or future growth activities.

Climate change represents an urgent global challenge that has the potential to cause significant disruptions to our business and results of operations, cash flows and profitability. We are committed to do our part to mitigate climate change, and we believe that working forests are part of the solution. Scientific research indicates that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters, such as wildfires, hurricanes, tornadoes, earthquakes, hailstorms, snow and ice storms, the spread of disease, and insect infestations. Global temperature increases can result in significant regional differences in weather patterns that affect tree growth. Further, changes in precipitation resulting in droughts have made and could in the future make wildfires more frequent or more severe. Any of these natural disasters could affect our timberlands, timber growth rates, productivity of our timberlands, or our harvest operations or cause variations in the cost and supply of raw materials. Additionally, the need to rebuild or the desire to move away from certain areas following a natural disaster could affect the housing market, which may or may not be in the markets where we sell our wood products.

We anticipate increases in legal and reporting requirements at the state, federal and international level regarding climate change and energy access, security and competitiveness to address emission of carbon dioxide, renewable energy and fuel standards, and the monetization of carbon capture, storage and sequestration. In addition, new disclosure requirements related to GHG emissions and climate change, including the European Sustainability Reporting Standards, any final rules approved by the SEC, and state laws requiring climate disclosure, may negatively impact our business by diverting resources, increasing our compliance costs and harming our reputation. For example, in September 2023, California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, requiring increased climate-related reporting by companies to which these laws apply. New, or changes in, environmental safety laws, regulations or rules could also lead to increased costs of compliance, including remediation of any discovered issues, and changes to our operations, which may be significant. Any failures to comply could result in significant expenses, delays, or fines.

Future laws and regulations could also limit harvest levels for commercial timberland operators, which could in turn adversely affect our timberland operations as well as potentially lead to significant increases in capital investments and the cost of energy, wood fiber and other raw materials for our Wood Products facilities. Any one or more of these developments, as well as other unforeseeable governmental responses to climate change, could have a material adverse effect on our results of operations, cash flows and profitability.

Likewise, while we undertake continuous improvements to our manufacturing facilities to meet or exceed future applicable legal requirements, there can be no assurance that our commitments will be successful, that regulation in the future will not have a negative competitive impact or that economic returns will reflect our capital investments. Failure to successfully manage new or pending regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our financial condition, results of operations and cash flows.

Legal Matters

Legal matters, disputes and proceedings, if determined or concluded in a manner adverse to our interests, could have a material adverse effect on our financial condition.

We are, from time to time, involved in legal matters, disputes and proceedings (collectively, "legal matters"). It is possible that there could be adverse judgments against us in some legal matters or that we may agree to settle a matter, and that we could be required to take a charge and make cash payments for all or a portion of any related awards of damages that could materially and adversely affect our results of operations or cash flows for the quarter or year in which we record or pay it. In some cases, all or a portion of any loss we experience in connection with any such legal matters will be covered by insurance; in other cases, any such losses will not be covered by insurance.

Indebtedness and Capital Structure Risks

Access to Capital

We depend on external sources of capital for future growth.

Our ability to finance growth is dependent to a significant degree on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including a decline in general market conditions, decreased market liquidity, a downgrade to our debt rating by third-party rating agencies, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividends. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us and the failure to obtain necessary capital could materially adversely affect our future growth. For additional details, see Liquidity and Capital Resources in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Indebtedness

Our indebtedness could materially adversely affect our ability to generate sufficient cash to pay dividends to stockholders and fulfill our debt obligations, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

Our debt requires interest and principal payments. At December 31, 2023, the total outstanding principal on our long-term debt was approximately $1.0 billion. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our indebtedness could increase.

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

Additionally, shareholder activism regarding our governance, strategic direction and operations could result in negative impacts to our business by adversely affecting our ability to effectively and timely implement our strategies and initiatives. Any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel, all of which could negatively impact our business. In addition, the actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.

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
•
in order to facilitate the preservation of our status as a REIT under the Internal Revenue Code (IRC), a prohibition on any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% of our outstanding common or preferred stock, unless our board waives or modifies this ownership limitation;

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

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchases (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under a previous repurchase program.

Total stock repurchased under the 2022 Repurchase Program for the years ended December 31, 2023 and 2022, was 556,115 shares and 1,096,283 shares, respectively, for approximately $25.0 million and $50.0 million, respectively (excluding transaction fees). At December 31, 2023, we had remaining authorization of $125.0 million for future stock repurchases under the 2022 Repurchase Program. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, our liquidity and capital resources, the trading price of our common stock and the nature of other investment opportunities.

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

Qualification as a REIT involves the application of highly technical and complex provisions of the IRC to our operations, including satisfaction of certain asset, income, organizational, dividend, stockholder ownership and other requirements, on an ongoing basis. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we will remain qualified as a REIT.

If in any taxable year we fail to remain qualified as a REIT, unless we are entitled to relief under the IRC:

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

Additionally, federal and state tax laws are constantly under review by persons involved in the legislative process, the Internal Revenue Service (IRS), the United States Department of the Treasury, and state taxing authorities. Changes to tax laws could adversely affect our stockholders or increase our effective tax rates. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our stockholders may be changed.

To maintain our REIT qualification, we are generally required to distribute all our REIT taxable income to our stockholders.

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

REITs are generally intended to be passive entities and can thus only engage in those activities permitted by the IRC, which for us generally include owning and managing a timberland portfolio, growing timber and selling standing timber.

Accordingly, the manufacture and sale of wood products, certain types of timberland sales, sale of developed real estate and the harvest and sale of logs are conducted through our taxable REIT subsidiary, the net income of which is subject to corporate-level tax, because such activities generate non-qualifying REIT income and could constitute “prohibited transactions” if such activities were engaged in directly by the REIT. In general, prohibited transactions are defined by the IRC to be sales or other dispositions of property held primarily for sale to customers in the ordinary course of a trade or business.

By conducting our business in this manner, we believe we will satisfy the REIT requirements and thus avoid the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to our TRS. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur, which could adversely affect our cash flow and impair our ability to pay quarterly dividends.

Our ability to pay dividends and service our indebtedness using cash generated through our taxable REIT subsidiary may be limited.

Returning cash to shareholders through a secure, regular dividend and opportunistic share repurchases is an important and durable part of our capital allocation strategy. Our board of directors, in its sole discretion, determines the amount, timing and frequency of dividends to be made to stockholders based on consideration of a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions in our industry and in the markets for our products, REIT requirements, borrowing capacity, debt covenant restrictions, timber prices, harvest levels on our timberlands, market demand for timberlands, including timberland properties we have identified as potentially having a higher and better use, and future acquisitions and dispositions. For a description of debt covenants that could limit our ability to pay dividends to stockholders in the future, see Liquidity and Capital Resources in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Consequently, the level of future dividends to our stockholders may fluctuate and any reduction in the dividend rate may adversely affect our stock price.

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

Our high degree of leverage to volatile lumber prices, coupled with limits on the amount of dividends our REIT can receive from our TRS, also means our TRS can accumulate significant amounts of cash. Cash accumulated and retained by our TRS increases the value of our TRS’s securities and IRS rules may limit our ability to sufficiently rebalance the TRS's assets. The limitations on our ability to reduce the value of our TRS means we have a higher risk than other REITs that we will not comply with the 20% gross assets limit and fail to retain our REIT qualification in the future. While we intend to monitor the value of our investments in the stock and securities of our TRS to ensure compliance with the 20% gross assets limitation, we cannot provide assurance that we will always be able to comply with the limitation so as to maintain REIT status.

Furthermore, our use of our TRS may cause the market to value our common shares differently than the shares of other REITs, which may not use taxable REIT subsidiaries at all, or as extensively as we use them.

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

Attempted cyber attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and disruptive to our business operations, and are being made by groups and individuals with a wide range of motives and expertise. Our information technology systems and those of our third-party providers are vulnerable to a variety of disruptions, including but not limited to: cyber attacks, including from computer hackers, foreign governments and cyber terrorists; data breaches; malicious software programs (such as malware, viruses and ransomware); other attacks including those using techniques that change frequently, may be disguised or difficult to detect, or designed to remain dormant until a triggering event; the process of upgrading or replacing software; an intentional or unintentional personnel action; a natural disaster or other catastrophic event; a hardware or software corruption, failure or error; a telecommunications or utility failure; system failures; a service provider failure or error; or any one or more other causes of a security breach, failure or disruption.

We devote significant resources to protecting and improving the security of our systems and have implemented and continue to evaluate security initiatives and disaster recovery plans. We require all employees with company email accounts to complete annual cybersecurity training to learn how to spot and report potential threats and use continuous internal phishing campaigns to test employees’ cyber knowledge and provide supplemental training when appropriate. In addition, we maintain cyber liability insurance which we believe to be appropriate for the potential loss arising from a cybersecurity incident. However, this insurance may be subject to certain exceptions and may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Although we have in the past experienced, and may in the future face, cyber-attacks, other cyber incidents or security breaches, we have not experienced a significant cyber event in the last three fiscal years, or incurred any related expenses (including any penalties or settlements) during that period. There can be no assurance that our efforts, or efforts of our third-party service providers, will prevent or quickly identify service interruptions or security breaches. Any such interruption, breach or unauthorized access to our network or systems, or the networks and systems of our vendors, could adversely affect our business operations and result in the loss of critical or sensitive information, the unauthorized or accidental disclosure of material confidential information or regulated individual personal data, as well as impact our ability to meet regulatory or compliance obligations, and could result in financial loss, reputational damage, exposure to legal claims or enforcement actions, theft of intellectual property, fines levied by governmental organizations, and increased cybersecurity protection and remediation costs, which in turn could materially and adversely affect our competitiveness and results of operations. Additionally, we may have limited remedies against third-party service providers in the event of service disruptions.

See Part I – Item 1C. Cybersecurity below for a description of the company’s and management’s processes used to assess, identify, and manage material risks from cybersecurity threats, and our board of directors' role in overseeing risks from cybersecurity threats.

We are implementing a new enterprise resource planning system (ERP).

We are in the process of implementing a new ERP system that is intended to replace certain components of our existing operating and financial systems in 2024. We are designing the ERP system to accurately maintain our financial records, enhance operational functionality and provide timely operating information to our management team. We have invested significant resources in the planning and project management of the ERP implementation. Companies that implement new ERP systems may experience delays, increased costs and other difficulties. If we are not successful in designing and implementing our ERP system as planned or if it does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected, or our ability to assess those controls adequately could be delayed.

We may be unsuccessful in carrying out our acquisition strategy.

Our real property holdings are primarily timberlands, and we may make additional timberlands and other forest products asset acquisitions in the future. We intend to strategically pursue acquisitions and strategic divestitures when market conditions warrant. The markets for timberland and forest products assets are highly competitive given how infrequently such assets become available for purchase. As a result, many real estate investors have built up their cash positions and face aggressive competition to purchase quality timberland assets. A significant number of entities and resources competing for high-quality timberland properties support relatively high acquisition prices for such properties, which may reduce the number of acquisition opportunities available to, or affordable for, us.

As with any investment, our acquisitions may not perform in accordance with our expectations, including achieving cost savings, revenue growth, synergies, expected returns on the investment, business opportunities and growth prospects. In addition, we anticipate financing such acquisitions through cash from operations, borrowings under our unsecured credit facilities, proceeds from equity or debt offerings or proceeds from strategic asset dispositions, or any combination thereof. The failure to identify, complete and successfully integrate acquisitions into our operations could adversely affect our operating results, cash flows, financial condition and the market price of our common stock. Additionally, our inability to finance future acquisitions on favorable terms, or at all, could adversely affect our ability to successfully execute strategic acquisitions and thereby adversely affect our results of operations.

We may be unsuccessful in participating or competing in natural climate solution markets.

Natural climate solutions (NCS) opportunities, such as carbon credits, solar, carbon capture and storage, bioenergy, and emerging technologies that allows wood fiber to be used in applications ranging from biofuels to bioplastics, are evolving and expanding. We have several NCS initiatives underway, including participation in carbon credit markets and the sale or lease of land for solar energy. We believe growth in NCS markets could provide opportunities to further maximize the use of our timberlands, increase our timberland values, generate increased revenues and profitability, and drive long-term stockholder value. However, there can be no assurance that we will be able to successfully execute on these natural climate solutions initiatives and/or compete in these markets in accordance with our expectations, which could result in an adverse effect on our business, financial results, and stockholder value.

Our financial condition and results of operations may be materially adversely affected by a global health crisis such as coronavirus (COVID-19).

We face risks related to public health epidemics and other outbreaks, including the global outbreak of a novel strain of COVID-19 and its variants. We, our suppliers, contractors and customers modified business practices for the continued health and safety of our employees during the COVID-19 pandemic. If a resurgence of COVID-19 or a potentially more severe global health crisis occurs, we or our suppliers, contractors, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, supply chain disruptions, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. The full extent to which a global health crisis could impact our business and operating results depends on future developments that are highly uncertain and cannot be accurately predicted and may also trigger the occurrence, or exacerbate, other risks discussed herein, any of which could have a material adverse effect on our business, results of operation, cash flows and financial condition.

Our defined benefit pension plans are currently underfunded.

We have a qualified defined benefit pension plan covering certain of our current and former employees which, at December 31, 2023, was 88.4% funded. Future actions involving our qualified and unqualified defined benefit and other postretirement plans, such as annuity buyouts and lump-sum payouts could cause us to incur significant pension and postretirement settlement and curtailment charges and may require cash contributions to maintain a legally required funded status.

The measurement of the pension benefit obligation, determination of pension plan net periodic costs and the requirements for funding our pension plans are based on a number of actuarial assumptions, including the expected rate of return on plan assets and the discount rate applied to the pension obligation. Changes in plan asset returns and long-term interest rates could increase our costs under our defined benefit pension plans and may significantly affect future contribution requirements. It is unknown what the actual investment return on our pension assets will be in future years and what interest rates may be at any given point in time. We cannot therefore provide any assurance of what our actual pension plan costs will be in the future, or if we will be required under applicable law to make future material plan contributions. For additional information regarding this matter, see Note 15: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements.

A strike or other work stoppage, or our inability to renew collective bargaining agreements timely and on favorable terms, could adversely affect our financial results.

Certain employees at one of our sawmills, representing 14% of our total workforce, are covered under a collective bargaining agreement that expires in 2026. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws; other litigation and legal risk; and reputational risk. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks.

To identify and assess material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk professionals collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations. We devote significant resources to protecting and improving the security of our systems and employ a range of tools and services, including network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises, to inform our professionals’ risk identification and assessment.

We also have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks by comparing our processes to standards set by the National Institute of Standards and Technology (NIST), as well as by engaging with experts to attempt to infiltrate our information systems (as defined in Item 106(a) of Regulation S-K).

To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and to protect against, detect, and respond to cybersecurity incidents (as defined in Item 106(a) of Regulation S-K), we undertake the below listed activities:

•
closely monitor emerging data protection laws and, if necessary, implement changes to our policies and employee training processes designed to comply;
•
undertake regular reviews of our policies and statements related to cybersecurity;
•
conduct annual cybersecurity awareness training for all relevant employees to increase their awareness and responsibilities when faced with cybersecurity threats;
•
conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
•
conduct regular phishing email simulations for all employees to enhance awareness and responsiveness to such possible threats and provide supplemental training when appropriate;
•
through policy, practice, and contract (as applicable) require employees, as well as third parties who provide services on our behalf, to treat customer information and data with care;
•
run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
•
leverage the NIST incident handling framework to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident; and

Additionally, we carry information security risk insurance coverage that we believe to be appropriate for the potential losses arising from a cybersecurity incident. However, this insurance may be subject to certain exceptions and may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Our incident response plan coordinates the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as comply with potentially applicable legal obligations and mitigate brand and reputational damage.

As part of the above processes, we regularly engage with assessors, consultants, auditors, and other third parties, including by regularly having a third-party qualified security assessor review our cybersecurity program to help identify areas for continued focus, improvement and/or compliance.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management assessment program, as well as our cybersecurity specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform pre-engagement assessments for all third-party service providers based on the sensitivity of the data that will be handled and stored by that third-party service provider. Annually, we review Service Organization Control (SOC) 1 or 2 reports for certain outsourced service providers whose systems are utilized in processing and recording company or employee data.

Cybersecurity is an important part of our risk management processes and an area of continued focus for our board and management. The audit committee of the board of directors is responsible for the oversight of the company’s enterprise risk management program, including reviewing and discussing with management at least annually (i) management’s report on risk management, including management’s assessment of risk exposure (for example, risks relating to operations, climate change, cybersecurity threats and regulatory compliance, among others), the processes in place to identify and manage significant risks, and steps taken by management to control or mitigate such exposures, and (ii) management’s report on cybersecurity risk management, which may include a review of the company’s cybersecurity framework, priorities, risk profile, and processes, controls and strategy to mitigate data protection and cybersecurity risks. Pursuant to the company's incident response plan, management would discuss with the audit committee any significant cybersecurity incidents that may have a material effect on the company’s business or its financial statements and management’s mitigation and remediation plan for such incidents.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Information Technology Director (IT Director) and Director of Information Security (IS Director). Our IS Director has over ten years of experience managing information security, developing cybersecurity strategy and implementing relevant and effective cybersecurity programs. Together, our IT Director and IS Director hold numerous credentials, including a Bachelor of Science in Cybersecurity & Information Assurance, Certified Information Systems Security Professional (CISSP), Certified Cloud Security Professional (CCSP), Global Information Assurance Certification (GIAC), Certified Forensics Analyst (GCFA), GIAC Certified Incident Handler (GCIH), and others.

Our IT Director reports directly to the Chief Financial Officer, which enables quick notification to the entire management team of any significant cybersecurity incidents. The management team and the enterprise risk committee are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. Our IT Director also reports at least annually to the audit committee about cybersecurity threat risks, among other cybersecurity related matters, and our Chief Executive Officer reports regularly to the chair of our board of directors, and the full board of directors, as appropriate, about any emerging threats to our operations, at scheduled board meetings and through communications between board meetings.

We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our overall business strategy, results of operations, or financial condition over the long term. For more information about cybersecurity risks we face, see the risk factor titled “Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations” included as part of our risk factor disclosures within Part I – Item 1. Business, Item 1A. Risk Factors contained in this report.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select Market (Nasdaq) with the ticker symbol “PCH”. There were approximately 2,284 stockholders of record as of February 12, 2024.

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

Shares under the 2022 Repurchase Program may be repurchased in open market transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Exchange Act), or through privately negotiated transactions.

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit. There were no unsettled repurchases at December 31, 2023 and 2022.

The following table provides information with respect to purchases of common stock made by the company during the fourth quarter of 2023:

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	264,366	$44.93	264,366	$125,000,061
November 1 - November 30	—	$—	—	$125,000,061
December 1 - December 31	—	$—	—	$125,000,061
Total	264,366	$44.93	264,366	$125,000,061

EQUITY COMPENSATION PLAN INFORMATION

Information required by this item with respect to equity compensation plans is included under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed with the SEC on or about March 28, 2024, and is incorporated herein by reference.

Company Stock Price Performance

The following graph and table show a five-year comparison of cumulative total stockholder returns for our company, the NAREIT Equity Index, the Standard & Poor’s 500 Composite Index and a group of four companies that we refer to as our peer group index for the period ended December 31, 2023. The total stockholder return assumes $100 invested at December 31, 2018, with quarterly reinvestment of all dividends.

	At December 31,
	2019	2020	2021	2022	2023
PotlatchDeltic Corporation	$142	$169	$223	$173	$200
NAREIT Equity Index	$126	$116	$166	$126	$143
S&P 500 Composite Index	$131	$156	$200	$164	$207
2023 Peer Group Index	$144	$165	$217	$177	$220

Our peer group index for 2023 consists of Rayonier Inc., St. Joe Co., UFP Industries and Weyerhaeuser Co. Returns are weighted based on market capitalizations as of the beginning of each year. Our 2022 and 2021 returns include the impacts of special dividends of $0.95 per share and $4.00 per share, respectively. See Note 3: Earnings Per Share in the Notes to Consolidated Financial Statements for additional information.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Part I – Item 1. Business, Item 1A. Risk Factors and Part II – Item 8. Financial Statements and Supplementary Data contained in this report. This section generally discusses the results of operations for 2023 compared to 2022. For a discussion comparing our results of operations and liquidity and capital resources for the year ended December 31, 2022 to 2021, refer to this same section (Part II, Item 7) in our 2022 annual report on Form 10-K as filed with the SEC on February 16, 2023.

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

Our business segments have been and will continue to be influenced by a variety of other factors, including tariffs, quotas and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber prices, weather conditions, disruptions or inefficiencies in our supply chain including the availability of transportation, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, inflation, asset dispositions or acquisitions, impact of pandemics (such as COVID-19 and its variants), fires at our mills and on our timberlands, other natural disasters and other factors.

Additionally, governments and businesses across the globe are taking action on climate change and are making significant commitments towards reducing greenhouse gas emissions to net zero. Achieving these commitments will require governments and companies to take major steps to modify operations, invest in low-carbon activities and purchase offsets to reduce environmental impacts. We believe we are well positioned to help entities achieve these commitments through natural climate solutions, including forest carbon offsets, carbon capture and storage projects, selling or leasing timberlands to third parties for renewable energy projects such as solar for power generation facilities, selling pulpwood and sawmill residuals for green energy production, and other emerging technologies that allows wood fiber to be used in applications ranging from biofuels to bioplastics.

Non-GAAP Measures

To supplement our financial statements presented in accordance with generally accepted accounting principles in the United States (GAAP), we present certain non-GAAP measures on a consolidated basis, including Total Adjusted EBITDDA and Cash Available for Distribution (CAD), which are defined and further explained and reconciled to the nearest GAAP measure in the Liquidity and Performance Measures section below. The presentation of these non-GAAP financial measures should be considered only as supplemental to, and are not intended to be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Our definitions of these non-GAAP measures may differ from similarly titled measures and may not be comparable to other similarly titled measures presented by other companies due to potential inconsistencies in methods of calculation.

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

Rural real estate dispositions and acquisitions can also be adversely affected when access to any properties to be sold or considered for acquisition is limited due to adverse weather conditions. Development real estate sales occur throughout the year and are dependent upon when our development of residential neighborhoods and commercial lots are substantially completed. The timing of these sales can also be impacted by contractor availability to complete the necessary infrastructure and other improvements.

Uncertainty on the overall direction of the U.S. economy and housing affordability, which has been negatively impacted by higher interest rates and rising construction costs, have dampened consumer confidence and contributed to a decline in the overall average for new home construction and existing home sales activity during 2023 compared to 2022. Actions by the U.S. Federal Reserve during most of 2023, the overall condition of the economy, and fluctuations in financial markets are all factors that have influenced long-term interest rates. Over the past decade, the average 30-year fixed mortgage rate was below 4.0% and began rising above this rate late in the first quarter of 2022 before peaking at approximately 7.8% in October 2023. Rates have since declined nearly 120 basis points ending 2023 at approximately 6.6%. Further, the National Association of Home Builders (NAHB) reported the NAHB/Wells Fargo Housing Market Index (HMI) was 44 in January 2024, up from 35 in January 2023 and the second consecutive month the index has increased as builders are reporting an uptick in traffic as lower mortgage rates have improved housing affordability, bringing some buyers back into the market after being sidelined by higher borrowing costs.

The new single-family housing market has remained resilient in 2023, supported by limited existing home inventory and homebuilder's ability to offer mortgage rate buy-down incentives. In January 2024, the U.S. Census Bureau reported total housing starts for December 2023 were nearly 1.5 million on a seasonally-adjusted annual basis, which was up 7.6% from December 2022. Authorized building permits for single-family housing was above 990,000 units on a seasonally-adjusted annual basis for December 2023, which was the eighth month in a row above 900,000 units and 32.9% higher than December 2022. Overall, we believe long-term underlying housing fundamentals remain favorable due to a shortage of homes, lower than historical-average existing inventory for sale, the remote work evolution, and a large millennial demographic in their prime home-buying years.

The repair and remodel sector is the largest market segment for lumber demand. In the current high-interest rate environment, prospective home buyers with lower mortgage rates on their existing home are more likely to stay and undertake remodeling projects versus move into a new home. While spending in the sector for owner-occupied homes has moderated, we believe long-term favorable underlying fundamentals, including solid household balance sheets, strong levels of home equity and an aging existing housing stock, will continue to support repair and remodel demand for our products.

In our Timberlands segment, a significant portion of our Idaho sawlog prices are indexed on a four-week lag to lumber prices. The Northern region experienced a decrease in sawlog prices during 2023 because of lower indexed lumber prices compared to the prior year. In the Southern region, sawlog and pulpwood prices have been relatively stable year over year. Our total harvest volume of 7.7 million tons in 2023 was higher than 2022 primarily due to the addition of the CatchMark timberlands in September 2022. We expect to harvest approximately 7.6 million tons during 2024, with approximately 80% of the volume in the Southern region.

During the second quarter of 2021, we experienced a fire at our Ola, Arkansas sawmill. The damage was principally limited to the large log primary breakdown machine center, which significantly impacted the sawmill’s lumber production. We installed new equipment and restarted the large log line in September 2022. In September 2023, we finalized our insurance claim on the Ola, Arkansas sawmill fire with the insurance carriers. See Note 5: Property, Plant and Equipment in the Notes to the Consolidated Financial Statements for additional details.

In our Wood Products segment, we shipped just over 1.1 billion board feet of lumber during 2023. Lumber shipments during 2023 benefited from the restart of the Ola sawmill in September 2022. For 2024, we expect to ship approximately 1.1 billion board feet of lumber.

On January 29, 2024, we announced an agreement to sell approximately 34,000 acres of four-year average age Southern timberlands for approximately $58.0 million to Forest Investment Associates, subject to certain adjustments as defined in the agreement. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2024. Including this 34,000-acre disposition, we expect to sell approximately 51,000 rural acres, and 130 residential lots in Chenal Valley during 2024.

Consolidated Results

The following table sets forth year-over-year changes in items included in our Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments.

			2023
	Year Ended December 31,		vs.
(in thousands)	2023	2022	2022
Revenues	$1,024,075	$1,330,780	$(306,705)
Costs and expenses:
Cost of goods sold	899,578	806,822	92,756
Selling, general and administrative expenses	75,730	76,506	(776)
CatchMark merger-related expenses	2,453	27,325	(24,872)
Environmental charge	—	5,550	(5,550)
Gain on fire damage	(39,436)	(34,505)	(4,931)
	938,325	881,698	56,627
Operating income	85,750	449,082	(363,332)
Interest expense, net	(24,218)	(27,400)	3,182
Pension settlement charge	—	(14,165)	14,165
Non-operating pension and other postretirement benefit costs	(914)	(8,138)	7,224
Other	1,267	(67)	1,334
Income before income taxes	61,885	399,312	(337,427)
Income taxes	216	(65,412)	65,628
Net income	$62,101	$333,900	$(271,799)
Total Adjusted EBITDDA[1]	$200,234	$574,155	$(373,921)

[1]	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the years presented.

2023 compared with 2022

Revenues

Revenues of $1.0 billion were $306.7 million lower compared to 2022 primarily due to declines in lumber and Northern sawlog prices and fewer development real estate sales in Chenal Valley. These decreases were partially offset by higher harvest volumes primarily from harvest activity on acquired CatchMark timberlands, higher lumber shipments, primarily from our Ola, Arkansas sawmill, and increased rural land sales revenue on higher average sales price per acre.

Cost of goods sold

Cost of goods sold increased $92.8 million compared to 2022 driven mainly by higher manufacturing costs as a result of increased lumber shipments and higher logging and hauling costs from increased harvest volumes in the South, primarily due to a full year of harvest activities on timberlands acquired from our merger with CatchMark in September 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $0.8 million compared to 2022 primarily due to lower incentive compensation and pension costs, partially offset by inflationary price increases, increased professional service fees, and a full year of incremental administrative activities following the CatchMark merger in September 2022.

CatchMark merger-related expenses

Merger-related expenses were $2.5 million during 2023 and related to post-merger fees for professional services. CatchMark merger-related expenses during 2022 were $27.3 million. This included $7.5 million for severance benefits, $9.3 million for accelerated vesting of CatchMark equity awards that fully vested upon closing of the merger and were allocated to the post-merger period, and $8.1 million for tax gross-up payments to holders of CatchMark Timber Operating Partnership OP Units.

Environmental charge

During 2022, we recorded a $5.6 million charge related to our voluntary participation as a non-federal sponsor in a sediment contamination remediation project in Minnesota. See Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information.

Gain on fire damage

During 2023, we recognized insurance recoveries of $39.4 million for fire damage at our Ola, Arkansas sawmill. During 2022, we recognized $35.4 million of insurance recoveries and incurred $0.9 million of disposal costs for fire damage at our Ola, Arkansas sawmill.

Interest expense, net

Interest expense, net decreased $3.2 million compared to 2022 primarily due to higher interest income earned on cash and cash equivalents as a result of higher short-term interest rates, partially offset by increased interest expense associated with $277.5 million in long-term debt assumed and refinanced in connection with the CatchMark merger.

Pension settlement charge

In March 2022, we transferred $75.6 million of our qualified pension plan assets to an insurance company for the purchase of a group annuity contract. In connection with this transaction, we recorded a non-cash pretax settlement charge of $14.2 million.

Non-operating pension and other postretirement benefit costs

Non-operating pension and other postretirement benefit costs decreased $7.2 million compared to 2022. This decrease is primarily due to an increase in the discount rate used to determine the benefit obligations and an increase in the expected return on plan assets for our qualified pension plan.

Income taxes

Income taxes are primarily due to income from our TRS. For 2023, we recorded an income tax benefit of $0.2 million on TRS pre-tax income of $15.4 million as compared to income tax expense of $65.4 million on TRS pre-tax income of $270.3 million in 2022. The decrease in our income tax expense in 2023 was due to lower lumber prices reducing the pre-tax income generated by our TRS, both overall and relative to pre-tax income generated by our REIT. The income tax benefit recognized in 2023 was primarily a result of lower pre-tax income levels, a reduction of our blended deferred tax rate, and changes in our unrecognized tax positions, primarily due to the lapse of the statute of limitations.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for 2023 decreased $373.9 million compared to 2022, primarily due to lower lumber, plywood and Northern sawlog prices, higher manufacturing, logging, and hauling costs, and fewer development real estate sales. The decrease in Total Adjusted EBITDDA was partially offset by increased harvest volume and rural land sales. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

BUSINESS SEGMENT RESULTS

Timberlands Segment

			2023
	Year Ended December 31,		vs.
(in thousands)	2023	2022	2022
Revenues[1]	$411,077	$485,590	$(74,513)
Costs and expenses
Logging and hauling	213,054	193,081	19,973
Other	38,261	35,432	2,829
Selling, general and administrative expenses	8,441	7,704	737
Adjusted EBITDDA[2]	$151,321	$249,373	$(98,052)

[1]	Prior to elimination of intersegment fiber revenues of $110.7 million and $158.9 million in 2023 and 2022, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Consolidated Financial Statements.

Timberlands Segment Statistics

			2023
	Year Ended December 31,		vs.
Harvest Volumes (in tons)	2023	2022	2022
Northern region
Sawlog	1,495,144	1,576,758	(81,614)
Pulpwood	26,802	39,882	(13,080)
Total	1,521,946	1,616,640	(94,694)

Southern region
Sawlog	2,529,131	2,198,782	330,349
Pulpwood	2,150,703	1,878,485	272,218
Stumpage	1,487,415	829,650	657,765
Total	6,167,249	4,906,917	1,260,332

Total harvest volume	7,689,195	6,523,557	1,165,638

Sales Price/Unit ($ per ton)
Northern region[1]
Sawlog	$117	$182	$(65)
Pulpwood	$47	$51	$(4)

Southern region[1]
Sawlog	$48	$48	$—
Pulpwood	$32	$32	$—
Stumpage	$18	$17	$1

[1]

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2023 compared with the year ended December 31, 2022:

(in thousands)	2023 vs 2022
Adjusted EBITDDA - prior year	$249,373
Sales price and mix	(98,925)
Harvest volume	12,638
Logging and hauling cost per unit	(10,539)
Forest management, indirect and other	(1,226)
Adjusted EBITDDA - current year	$151,321

2023 compared with 2022

Timberlands Adjusted EBITDDA for 2023 was $151.3 million, a decrease of $98.1 million compared to 2022 primarily due to the following:

•
Sales Price and Mix: Sawlog prices in the Northern region decreased 35.7%, to $117 per ton, primarily due to the effect of lower indexed sawlog prices in Idaho. Southern sawlog prices remained relatively flat.
•
Harvest Volume: We harvested 6.2 million tons in the Southern region during 2023 which was 25.7% higher than 2022 primarily due to harvest activity on the CatchMark timberlands acquired in September 2022 and increased stumpage sales. Harvest volumes in the Northern region were 5.9% lower primarily due to planned lower harvesting for 2023 compared to 2022.
•
Logging and Hauling Cost per Unit: Logging and hauling costs per unit were higher primarily due to inflationary operating cost increases and constrained contractor capacity in Idaho. These increases were partially offset by lower diesel costs.

Wood Products Segment

			2023
	Year Ended December 31,		vs.
(in thousands)	2023	2022	2022
Revenues	$635,672	$912,612	$(276,940)
Costs and expenses[1]
Fiber costs	299,511	322,487	(22,976)
Manufacturing costs	220,645	214,338	6,307
Freight, logging and hauling	78,520	75,554	2,966
Finished goods inventory change	2,992	(3,606)	6,598
Selling, general and administrative expenses	13,139	12,528	611
Other	378	404	(26)
Adjusted EBITDDA[2]	$20,487	$290,907	$(270,420)

[1]	Prior to elimination of intersegment fiber costs of $110.7 million and $158.9 million in 2023 and 2022, respectively.
[2]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Consolidated Financial Statements.

Wood Products Segment Statistics

			2023
	Year Ended December 31,		vs.
	2023	2022	2022
Lumber shipments (MBF)[1]	1,103,089	1,009,748	93,341
Lumber sales prices ($ per MBF)	$452	$737	$(285)

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2023 compared with the year ended December 31, 2022:

(in thousands)	2023 vs 2022
Adjusted EBITDDA - prior year	$290,907
Lumber:
Price	(283,368)
Log costs per unit	29,048
Manufacturing costs per unit	5,026
Volume	174
Inventory charge	4,259
Residuals, panels and other	(25,559)
Adjusted EBITDDA - current year	$20,487

2023 compared with 2022

Wood Products Adjusted EBITDDA for 2023 was $20.5 million, a decrease of $270.4 million compared to 2022 primarily due to the following:

•
Lumber Price: Average lumber sales prices decreased to $452 per MBF during 2023 compared to $737 per MBF during 2022.
•
Log Costs Per Unit: Log costs per unit were lower primarily as a result of lower indexed log costs at our Idaho sawmill and improved production recoveries at our Southern sawmills.
•
Manufacturing Cost Per Unit: Lower manufacturing cost per unit was primarily a result of increased production at our Ola, Arkansas sawmill which restarted late in the third quarter of 2022 after a fire in June 2021.
•
Inventory Charge: Inventory write-downs were lower at the end of 2023 due to lower log costs and established market pricing at the end of 2023 compared to 2022. Inventory was written down $3.9 million during 2022, primarily due to high indexed Idaho log costs and market price declines in December 2022.
•
Residual Sales, Panels and Other: Plywood price realizations and shipments were lower compared to 2022 due to lower demand from industrial customers.

Real Estate Segment

			2023
	Year Ended December 31,		vs.
(in thousands)	2023	2022	2022
Revenues	$87,988	$91,491	$(3,503)
Costs and expenses
Costs of goods sold	14,147	13,500	647
Selling, general and administrative expenses	6,066	4,733	1,333
Adjusted EBITDDA[1]	$67,775	$73,258	$(5,483)

[1]	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate

	Year Ended December 31,
	2023	2022
Acres sold	17,775	20,451
Average price per acre	$3,068	$2,349

Development Real Estate

	Year Ended December 31,
	2023	2022
Residential lots	128	181
Average price per lot	$104,241	$111,545

Commercial acres	12	46
Average price per acre	$572,614	$289,722

Real Estate Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2023 compared with the year ended December 31, 2022:

(in thousands)	2023 vs 2022
Adjusted EBITDDA - prior year	$73,258
Rural real estate sales	7,426
Development real estate sales	(12,248)
Selling, general and administrative expenses	(1,333)
Other costs, net	672
Adjusted EBITDDA - current year	$67,775

2023 compared with 2022

Real Estate Adjusted EBITDDA for 2023 was $67.8 million, a decrease of $5.5 million compared with 2022 primarily due to the following:

•
Rural Real Estate Sales: The increase in rural real estate sales is primarily a result of higher per acre sales realization in 2023 compared to 2022 generated from sales of CatchMark timberlands that were acquired in late 2022. In 2023, notable rural real estate sales on the acquired CatchMark timberlands included a 2,240-acre conservation sale in Alabama, a 2,700-acre sale in Georgia, and a 1,660-acre sale in South Carolina. For 2022, real estate sales included a 1,760-acre sale in Mississippi to an energy provider for a planned commercial solar farm and a 10,700-acre timberland conservation sale in Minnesota. Rural real estate sales vary period-to-period with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.
•
Development Real Estate Sales: During 2023, we sold 128 residential lots at an average lot price of $104,241 compared with 181 lots at an average lot price of $111,545 during 2022. In addition, we sold 12 acres of commercial land in Chenal Valley for an average price of $572,614 per acre during 2023 compared to 46 acres for an average price of $289,722 per acre during 2022. The average price per lot or commercial acre fluctuates based on a variety of factors, including size, location and planned end use within the developments.

Liquidity and Capital Resources

Overview

An important source of liquidity is cash generated from our operations, which is highly dependent on selling prices for our products, as described in Part I – Item 1. Business, and can vary from period to period. Changes in significant sources of cash for the years ended December 31, 2023 and 2022 are presented by category as follows:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Net cash from operating activities	$159,111	$491,901	$(332,790)
Net cash from investing activities	$(95,304)	$(147,520)	$52,216
Net cash from financing activities	$(171,710)	$(295,562)	$123,852

Net Cash Flows from Operating Activities

Net cash from operating activities decreased $332.8 million in 2023 compared to 2022 primarily as a result of the following:

•
Cash received from customers decreased $314.0 million primarily due to lower lumber and Idaho sawlog prices and fewer development real estate sales in Chenal Valley. These decreases were partially offset by increased shipments primarily from our Ola, Arkansas sawmill that restarted late in the third quarter of 2022 after a fire in June 2021, and increased harvest activity primarily driven by the addition of the CatchMark timberlands in late 2022.
•
Cash payments increased $44.1 million due to increases in lumber production, primarily from our Ola sawmill and increased harvest activity. These increases were partially offset by a reduction in CatchMark merger-related costs compared to the prior year.

•
During 2023 and 2022, we received $36.4 million and $26.7 million, respectively, in insurance proceeds for business interruption insurance primarily as a result of the fire at our Ola, Arkansas sawmill.
•
Reclassification of $25.6 million received from interest rate swaps that contain an other-than-insignificant financing element at inception as investing ($23.8 million) and financing ($1.8 million) activities, partially offset by a $13.6 million decrease in cash paid for interest, net of interest income and proceeds from interest rate swaps. Cash paid for interest, net decreased primarily due to higher interest income earned on cash and cash equivalents as a result of higher short-term interest rates and increased patronage dividends from our lenders, partially offset by cash interest payments on debt assumed and refinanced in September 2022 in connection with the CatchMark merger.
•
Net tax payments decreased $51.5 million as a result of lower taxable income generated from our TRS operations in 2023.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
Cash expenditures for property, plant and equipment, timberlands reforestation and road construction projects during 2023 and 2022 was $119.8 million and $74.7 million, respectively, which includes capital expenditures for the Waldo, Arkansas sawmill expansion and modernization project of $74.2 million and $12.2 million, respectively. Additionally, during 2023 and 2022, we spent $0.6 million and $18.2 million, respectively, for the reconstruction of our fire-damaged Ola, Arkansas sawmill, which was largely covered by insurance.
•
During 2023, we received insurance proceeds of $1.4 million for property losses as a result of the fire at our Ola, Arkansas sawmill compared to $8.8 million during 2022.
•
Cash expenditures for timberland acquisitions in 2023 was $1.8 million compared to $110.1 million in 2022, which included three bolt-on timberland acquisitions in the South aggregating to approximately 46,000 acres for $101.0 million.
•
We received $23.8 million during 2023 from certain interest rate swaps that contained an other-than-insignificant financing element at inception, which is required to be classified as an investing activity. Cash flows from these above market interest rate swaps reduce our interest costs on the corresponding variable-rate debt.
•
We acquired $23.6 million of cash in our merger with CatchMark in 2022.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
We paid dividends of $143.6 million during 2023 compared to $208.1 million in 2022. Dividend payments for 2022 include a special dividend totaling $75.7 million. In addition to increasing our quarterly dividend from $0.44 per share to $0.45 per share in the fourth quarter of 2022, our dividends paid also increased during 2023 due to the issuance of approximately 11.5 million shares to complete the CatchMark merger in September 2022.
•
During 2022, we repaid $25.5 million net in long-term debt, including $22.5 million assumed in the CatchMark merger.
•
During 2023 and 2022, we repurchased 0.5 million and 1.2 million shares, respectively for approximately $25.0 million and $54.5 million, respectively.

Future Sources and Uses of Cash

At December 31, 2023, we had cash and cash equivalents of $230.1 million. We expect cash and cash equivalents and cash generated from operating activities, supplemented by borrowings under our credit agreement, if needed, to be adequate to meet our future cash requirements over the next twelve months.

Our material cash commitments arising in the normal course of business under our known contractual and other obligations as of December 31, 2023 primarily relate to purchase obligations, repayments of long-term debt and related interest, payments under operating and financing leases and pension and postretirement benefits. Purchase obligations primarily include open purchase orders for goods or services, future payments due under timber cutting contracts, commitments for construction contracts which include the Waldo, Arkansas sawmill project discussed below, commitments to complete real estate development projects and commitments to acquire property and equipment in the next twelve months. At December 31, 2023, our purchase obligations were approximately $102.2 million, of which $75.3 million is expected to be paid in the next twelve months. Additionally, based on interest rates on our long-term debt at December 31, 2023, we expect net interest payments on long-term debt, including the impact of any associated interest rate swaps and estimated patronage credits from lenders, to be approximately $105.0 million over the term of the loans, of which approximately $25.0 million is expected to be paid in 2024.

For further detail on our debt, lease, and pension and other postretirement plans obligations and timing of expected future payments see Note 9: Debt, Note 13: Leases, and Note 15: Savings Plans, Pension Plans and Other Postretirement Employee Benefit Plans in the Notes to Consolidated Financial Statements.

Capital Expenditures

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on expected return on investment. We expect to spend a total of approximately $100 million to $110 million for capital expenditures during 2024, including capital expenditures for the Waldo sawmill expansion and modernization project discussed below.

In June 2022, we announced a project to expand and modernize our Waldo, Arkansas sawmill. The project is expected to increase the mill’s annual capacity from 190 million board feet of dimensional lumber to approximately 275 million board feet. The investment is also expected to reduce the mill’s cash processing costs significantly. The Waldo investment includes upgrades to the log yard and planer, a new saw line, and a new continuous dry kiln. The existing mill will continue to operate during the project and completion is expected by the end of 2024. We expect to spend approximately $131.0 million on the project, of which a total of $86.4 million has been spent through December 31, 2023, and $44.6 million is expected to be spent in 2024.

During 2022, we completed the installation of new equipment at our fire damaged Ola, Arkansas sawmill. The large log line restarted in September 2022. We finalized our insurance claim on the Ola, Arkansas sawmill with the insurance carriers in September 2023. The total approved insurance claim, covering both property damage and business interruption, was $89.4 million, net of a $2.0 million deductible. We received $37.8 million and $35.0 million in insurance proceeds for the fire damage and business interruption at the sawmill during the year ended December 31, 2023, and 2022, respectively.

Timberland Sale and Acquisition

On January 29, 2024, we announced an agreement to sell approximately 34,000 acres of four-year average-age Southern timberlands for approximately $58.0 million in cash, subject to certain adjustments as defined in the agreement. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2024. Additionally, in January 2024, we acquired approximately 16,000 acres of timberlands in Arkansas for approximately $31.0 million. We funded the acquisition with cash on hand.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchases (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under a previously authorized repurchase program. At December 31, 2023, we had remaining authorization of $125.0 million for future stock repurchases under the 2022 Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to the trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan), and, subject to the terms of the Trading Plan, the 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason.

Dividends to Shareholders

The following table summarizes the historical tax characteristics of dividends to shareholders for the year ended December 31:

(Amounts per share)	2023	2022
Capital gain dividends	$1.31	$2.72
Non-taxable return of capital	0.49	—
Total dividends	$1.80	$2.72

On February 9, 2024, the board of directors approved a quarterly cash dividend of $0.45 per share payable on March 29, 2024, to stockholders of record as of March 8, 2024.

Long-Term Debt and Credit Agreement

At December 31, 2023, our total outstanding long-term debt was $1.0 billion. All interest rates on our outstanding long-term debt are fixed either under fixed-rate loans or variable-rate loans with an associated interest rate swap that fixes the variable benchmark interest rate component.

Approximately $175.7 million of our outstanding long-term debt was classified as current as of December 31, 2023 on our accompanying Consolidated Balance Sheets, including a $110.0 million term loan and a $65.7 million revenue bond that mature during 2024. We are currently evaluating options to refinance all or a portion of the maturing term loan and revenue bond and paying off the remaining balances from cash on hand.

Of our total long-term debt outstanding at December 31, 2023, $971.0 million was drawn under an amended and restated credit agreement dated as of March 22, 2018 (Amended Term Loan Agreement) with our primary lender. AgWest Farm Credit, PCA (as successor in interest to Northwest Farm Credit Services, PCA).

On December 1, 2023, through a ninth amendment to the Amended Term Loan Agreement, we refinanced a $40.0 million term loan that matured with a new term loan that matures in 2033. The new term loan carries a variable rate of one-month SOFR plus 2.3%. In conjunction with the new term loan, we terminated a $50.0 million forward-starting interest rate swap and transferred the value realized from its termination into a new swap to fix the interest rate at 3.35%, before patronage, on the new $40.0 million term loan.

We have a $300.0 million revolving line of credit with a syndicate of lenders, providing loans for us through February 14, 2027 (Amended Credit Agreement). Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At December 31, 2023, there were no borrowings under the revolving line of credit and approximately $0.7 million of the revolving line of credit was utilized by outstanding letters of credit.

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

The following table presents the components and applicable limits of TAV at December 31, 2023:

(in thousands)
Estimated timberland fair value	$4,815,980
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	271,147
Cash and cash equivalents	230,118
Other[1]	96,406
Total Asset Value	$5,413,651

[1]

Includes, as applicable, Construction In Progress (limited to 10% of TAV), Company-Owned Life Insurance (limited to 5% of TAV) and Investments in Affiliates (limited to 15% TAV) as defined in the Agreements.

At December 31, 2023, we were in compliance with all covenants under the Agreements. The table below sets forth the financial covenants for the Agreements and our status with respect to these covenants at December 31, 2023:

	Covenant Requirement		Actual
Interest Coverage Ratio	≥	3.00 to 1.00	10.2
Leverage Ratio	≤	40%	19%

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade.

Capital Structure

(in thousands)	December 31, 2023	December 31, 2022
Long-term debt (including current portion)	$1,033,728	$1,032,680
Cash and cash equivalents	(230,118)	(343,809)
Net debt	803,610	688,871
Market capitalization[1]	3,896,822	3,505,255
Enterprise value	$4,700,432	$4,194,126

Net debt to enterprise value	17.1%	16.4%
Dividend yield[2]	3.7%	4.1%
Weighted-average cost of debt, after tax[3]	2.3%	2.4%

[1]	Market capitalization is based on outstanding shares of 79.4 million and 79.7 million times closing share price of $49.10 and $43.99 at December 31, 2023 and December 31, 2022, respectively.
[2]	Dividend yield is based on annualized dividends per share of $1.80 divided by share price of $49.10 and $43.99 at December 31, 2023 and December 31, 2022, respectively.
[3]	Weighted-average cost of debt excludes deferred debt costs and revolving line of credit fees and includes estimated annual patronage credits from lenders on term loan debt.

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

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Year Ended December 31,
(in thousands)	2023	2022
Net income	$62,101	$333,900
Interest expense, net	24,218	27,400
Income taxes	(216)	65,412
Depreciation, depletion and amortization	119,518	96,700
Basis of real estate sold	31,392	29,921
CatchMark merger-related expenses	2,453	27,325
Environmental charge	—	5,550
Gain on fire damage	(39,436)	(34,505)
Pension settlement charge	—	14,165
Non-operating pension and other postretirement benefit costs	914	8,138
Loss on fixed assets	557	82
Other	(1,267)	67
Total Adjusted EBITDDA	$200,234	$574,155

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

The following table provides a reconciliation of net cash provided by operating activities to CAD:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash from operating activities[1]	$159,111	$491,901
Capital expenditures[2]	(121,613)	(184,804)
CAD	$37,498	$307,097
Net cash from investing activities[3]	$(95,304)	$(147,520)
Net cash from financing activities	$(171,710)	$(295,562)

[1]

Cash from operating activities for the year ended December 31, 2023, includes cash paid for CatchMark merger-related expenses and cash paid for real estate development expenditures of $0.9 million and $11.5 million, respectively. Cash from operating activities for the year ended December 31, 2022, includes cash paid for CatchMark merger-related expenses and cash paid for real estate development expenditures of $17.8 million and $8.1 million, respectively.

[2]

The years ended December 31, 2023 and 2022, includes Waldo, Arkansas sawmill expansion and modernization related capital expenditures of $74.2 million and $12.2 million, respectively. The year ended December 31, 2023, includes capital expenditures for the rebuild of the Ola, Arkansas sawmill of $0.6 million, and excludes $1.4 million of insurance proceeds for property losses at the Ola sawmill. The year ended December 31, 2022, includes capital expenditures for the rebuild of the Ola, Arkansas sawmill of $18.2 million and excludes $8.8 million of insurance proceeds for property losses at the Ola sawmill.

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

Pension expense for 2024 will be based on a 5.55% discount rate. Holding all other assumptions constant, a 25-basis point decrease in the discount rate would increase the total projected benefit obligation at December 31, 2023 by approximately $6.1 million and have a minimal impact on estimated pension expense for 2024. See Note 15: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements for additional information.

See Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further information on our accounting policies and new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure on financial instruments includes interest rate risk on our bank revolving line of credit, term loans and interest rate swap agreements and forward-starting interest rate swap agreements. We are exposed to interest rate volatility on existing variable-rate debt instruments and future incurrences of fixed or variable rate debt, which exposure primarily relates to movements in various interest rates. We use interest rate swaps and forward-starting swaps to hedge our exposure to the impact of interest rate changes on existing debt and future debt issuances, respectively. All market risk sensitive instruments were entered into for purposes other than trading purposes. We do not attempt to hedge our exposure to interest rate risk for our cash equivalents.

The interest rates applied to borrowings under our revolving line of credit adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our revolving line of credit borrowings through the use of derivative financial instruments. There were no borrowings under our revolving line of credit at December 31, 2023.

At December 31, 2023, we have interest rate swaps associated with $761.0 million of term loan debt. We use forward-starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated refinancing of existing term loan debt. At December 31, 2023, we had forward-starting interest rate swap contracts designated as cash flow hedges with an aggregated notional amount of $200.0 million associated with anticipated future refinancing of term loan debt maturing through January 2029 that require settlement on the maturity date. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. See Note 10: Derivative Instruments in the Notes to Consolidated Financial Statements for additional information.

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

	Expected Maturity Date
(in thousands, except interest rates)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Variable-rate debt:
Principal due	$—	$—	$27,500	$138,750	$100,000	$494,750	$761,000	$761,000
Average interest rate	—	—	6.31%	5.79%	5.75%	5.69%	5.74%
Fixed-rate debt:
Principal due	$175,735	$100,000	$—	$—	$—	$—	$275,735	$269,504
Average interest rate	3.93%	4.05%	—	—	—	—	3.98%
Interest rate swaps:
Variable to fixed	$—	$—	$27,500	$138,750	$100,000	$494,750	$761,000	$95,994
Average pay rate	—	—	1.42%	0.50%	2.79%	0.73%	0.99%
Average receive rate	—	—	4.11%	3.79%	3.75%	3.69%	3.73%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
PotlatchDeltic Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PotlatchDeltic Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Measurement of the pension benefit obligation

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company’s pension benefit obligation was $233.2 million as of December 31, 2023. The measurement of the pension benefit obligation is based on actuarial assumptions that require judgment. The discount rate applied to pension plan obligations is a critical assumption in the measurement of the pension benefit obligation.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s pension benefit process. This included a control related to the determination of the discount rate assumption. We involved an actuarial professional with specialized skills and knowledge, who assisted in evaluating the discount rate as determined using the hypothetical bond portfolio model through analyzing the bond selection criteria, the bond ratings, and the cash flow matching of the model. We considered the change in the discount rate from that used in the prior year, including consideration of the changes in the discount rate in light of published indices.

/s/ KPMG LLP

We have served as the Company’s auditor since 1952.

Seattle, Washington

February 15, 2024

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amount)	2023	2022	2021
Revenues	$1,024,075	$1,330,780	$1,337,435
Costs and expenses:
Cost of goods sold	899,578	806,822	715,846
Selling, general and administrative expenses	75,730	76,506	73,432
CatchMark merger-related expenses	2,453	27,325	—
Environmental charge	—	5,550	—
Gain on fire damage	(39,436)	(34,505)	(3,361)
	938,325	881,698	785,917
Operating income	85,750	449,082	551,518
Interest expense, net	(24,218)	(27,400)	(29,275)
Pension settlement charge	—	(14,165)	—
Non-operating pension and other postretirement employee benefit costs	(914)	(8,138)	(13,227)
Other	1,267	(67)	—
Income before income taxes	61,885	399,312	509,016
Income taxes	216	(65,412)	(85,156)
Net income	$62,101	$333,900	$423,860

Net income per share:
Basic	$0.78	$4.59	$6.29
Diluted	$0.77	$4.58	$6.26
Dividends per share	$1.80	$2.72	$5.67
Weighted-average shares outstanding (in thousands)
Basic	79,985	72,740	67,352
Diluted	80,167	72,922	67,719

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income	$62,101	$333,900	$423,860
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits	9,569	22,875	42,439
Cash flow hedges	(4,189)	118,015	35,312
Other comprehensive income, net of tax	5,380	140,890	77,751
Comprehensive income	$67,481	$474,790	$501,611

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
(in thousands, except per share amounts)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$230,118	$343,809
Customer receivables, net	21,892	22,813
Inventories, net	78,665	67,958
Other current assets	46,258	36,955
Total current assets	376,933	471,535
Property, plant and equipment, net	372,832	318,184
Investment in real estate held for development and sale	56,321	55,490
Timber and timberlands, net	2,440,398	2,508,372
Intangible assets, net	15,640	17,420
Other long-term assets	169,132	179,554
Total assets	$3,431,256	$3,550,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$82,383	$94,861
Current portion of long-term debt	175,615	39,979
Current portion of pension and other postretirement employee benefits	4,535	4,926
Total current liabilities	262,533	139,766
Long-term debt	858,113	992,701
Pension and other postretirement employee benefits	67,856	77,396
Deferred tax liabilities, net	36,641	41,790
Other long-term obligations	35,015	35,749
Total liabilities	1,260,158	1,287,402
Commitments and contingencies
Stockholders’ equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, 200,000 and 100,000 shares authorized and 79,365 and 79,683 shares issued and outstanding	79,365	79,683
Additional paid-in capital	2,303,992	2,294,797
Accumulated deficit	(315,291)	(208,979)
Accumulated other comprehensive income	103,032	97,652
Total stockholders’ equity	2,171,098	2,263,153
Total liabilities and stockholders' equity	$3,431,256	$3,550,555

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,101	$333,900	$423,860
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	121,154	98,234	77,425
Basis of real estate sold	31,392	29,921	27,360
Change in deferred taxes	(9,269)	(5,257)	25
Pension and other postretirement employee benefits	6,446	15,259	22,079
Pension settlement charge	—	14,165	—
Equity-based compensation expense	9,115	18,497	8,607
Gain on fire damage	(39,436)	(34,505)	(3,361)
Interest received under swaps with other-than-insignificant financing element	(25,646)	(3,002)	—
Other, net	7,882	1,767	363
Change in working capital and operating-related activities, net of mergers
Receivables, net	921	9,418	(4,404)
Inventories, net	(10,706)	4,410	(10,333)
Other assets	(758)	(7,629)	7,331
Accounts payable and accrued liabilities	(12,558)	97	(17,626)
Other liabilities	(3,087)	3,115	(8,167)
Real estate development expenditures	(11,504)	(8,102)	(9,229)
Funding of pension and other postretirement employee benefits	(3,336)	(5,065)	(9,044)
Proceeds from insurance recoveries	36,400	26,678	—
Net cash from operating activities	159,111	491,901	504,886

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(95,916)	(56,976)	(38,947)
Timberlands reforestation and roads	(23,863)	(17,718)	(16,401)
Acquisition of timber and timberlands	(1,834)	(110,110)	(20,066)
Proceeds from property insurance	1,356	8,750	15,000
Cash acquired in CatchMark merger	—	23,571	—
Interest received under swaps with other-than-insignificant financing element	23,757	2,798	—
Other, net	1,196	2,165	1,269
Net cash from investing activities	(95,304)	(147,520)	(59,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to common stockholders	(143,595)	(208,133)	(388,241)
Repurchase of common stock	(25,011)	(54,549)	—
Proceeds from issuance of long-term debt	40,000	317,500	40,000
Repayment of long-term debt	(40,000)	(343,000)	(46,366)
Other, net	(3,104)	(7,380)	(6,702)
Net cash from financing activities	(171,710)	(295,562)	(401,309)
Change in cash, cash equivalents and restricted cash	(107,903)	48,819	44,432
Cash, cash equivalents and restricted cash at beginning of period	345,591	296,772	252,340
Cash, cash equivalents and restricted cash at end of period	$237,688	$345,591	$296,772

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2020	66,876	$66,876	$1,674,576	$(315,510)	$(120,989)	$1,304,953
Net income	—	—	—	423,860	—	423,860
Equity-based compensation expense	—	—	8,607	—	—	8,607
Shares issued for stock compensation	226	226	(226)	—	—	—
Common stock issued for Loutre merger	1,962	1,962	98,968	—	—	100,930
Pension plans and OPEB obligations, net of tax	—	—	—	—	42,439	42,439
Cash flow hedges, net of tax	—	—	—	—	35,312	35,312
Common dividends, $5.67 per share	—	—	—	(388,241)	—	(388,241)
Other transactions, net	—	—	(708)	(1,019)	—	(1,727)
Balance, December 31, 2021	69,064	$69,064	$1,781,217	$(280,910)	$(43,238)	$1,526,133
Net income	—	—	—	333,900	—	333,900
Equity-based compensation expense	—	—	9,190	—	—	9,190
Shares issued for stock compensation	344	344	(344)	—	—	—
Repurchase of common stock	(1,199)	(1,199)	—	(53,350)	—	(54,549)
Common stock issued for CatchMark merger	11,474	11,474	504,292	—	—	515,766
Pension plans and OPEB obligations, net of tax	—	—	—	—	22,875	22,875
Cash flow hedges, net of tax	—	—	—	—	118,015	118,015
Common dividends, $2.72 per share	—	—	—	(208,133)	—	(208,133)
Other transactions, net	—	—	442	(486)	—	(44)
Balance, December 31, 2022	79,683	$79,683	$2,294,797	$(208,979)	$97,652	$2,263,153
Net income	—	—	—	62,101	—	62,101
Equity-based compensation expense	—	—	9,115	—	—	9,115
Shares issued for stock compensation	238	238	(238)	—	—	—
Repurchase of common stock	(556)	(556)	—	(24,455)	—	(25,011)
Pension plans and OPEB obligations, net of tax	—	—	—	—	9,569	9,569
Cash flow hedges, net of tax	—	—	—	—	(4,189)	(4,189)
Common dividends, $1.80 per share	—	—	—	(143,595)	—	(143,595)
Other transactions, net	—	—	318	(363)	—	(45)
Balance, December 31, 2023	79,365	$79,365	$2,303,992	$(315,291)	$103,032	$2,171,098

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

INCREASED AUTHORIZED SHARES OF COMMON STOCK

On May 1, 2023, the stockholders of the company approved an amendment (the Amendment) to the company’s Third Restated Certificate of Incorporation (the Charter) to increase the number of authorized shares of the company’s common stock from 100 million to 200 million. The Amendment became effective upon the filing of the Certificate of Amendment to the Charter with the Secretary of State of the State of Delaware on May 1, 2023.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are investments that are highly liquid with original maturities of three months or less when purchased. The following provides a reconciliation of cash, cash equivalents, and restricted cash at December 31:

(in thousands)	2023	2022	2021
Cash and cash equivalents	$230,118	$343,809	$296,151
Restricted cash included in other long-term assets[1]	7,570	1,782	621
Total cash, cash equivalents, and restricted cash	$237,688	$345,591	$296,772

[1]	Consists of proceeds held by a qualified intermediary that were or are intended to be reinvested in timberlands.

The following presents supplemental disclosures to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$1,505	$569	$1,521
Accrued timberlands reforestation and roads	$1,667	$1,142	$1,190
Equity issued as consideration in the CatchMark merger	$—	$508,314	$—
Long-term debt and other liabilities assumed with CatchMark merger	$—	$323,102	$—
Equity issued as consideration in the Loutre merger	$—	$—	$100,930
Long-term debt assumed with Loutre merger	$—	$—	$6,366

CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net of amounts capitalized[1]	$12,691	$26,254	$27,934
Income taxes, net	$18,428	$70,000	$98,670

[1]

Cash paid for interest is net of proceeds from interest rate swaps and interest income. Net of cash received for interest income totaled $13.6 million, $3.9 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

We account for business combinations using the acquisition method of accounting which requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at estimated fair value as of the acquisition date and (ii) the excess of the purchase price over the net estimated fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. We measure and recognize asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative estimated fair value basis. Transaction costs are expensed in a business combination and transaction costs directly attributable to an asset acquisition are considered a component of the cost of the asset acquisition. See Note 17: CatchMark Merger for additional information.

REVENUE RECOGNITION

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). For our Timberlands segment, we generate revenue predominantly in the form of delivered logs, pay-as-cut stumpage contracts, lump sum stumpage contracts and timber deeds. For our Wood Products segment we generate revenue from the sale of manufactured wood products and residual by-products. For our Real Estate segment, we generate revenue from the sale of rural real property deemed non-strategic or identified as having higher and better use alternatives and real estate development and subdivision activity.

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

Contract Estimates

There are no significant contract estimates as substantially all of our performance obligations are satisfied as of a point in time. The transaction price for log sales includes amounts billed for logging and hauling and generally equals the amount billed to our customer for logs delivered during the accounting period. For the limited number of log sales subject to a long-term supply agreement, the transaction price is variable but is known at the time of billing. For wood products sales, the transaction price is typically the amount billed to the customer for the products shipped but may be reduced slightly for estimated cash discounts and rebates. In general, a customer receivable is recorded as we deliver wood products, logs and residuals. We generally receive payment shortly after products have been received by our customers. For real estate sales, we typically receive the entire consideration in cash at closing. At December 31, 2023 and 2022, the allowance for credit losses associated with our customer receivables was insignificant.

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

In June 2021, we experienced a fire at our Ola, Arkansas sawmill and as a result wrote-off $9.5 million of net book value of property and equipment during the year ended December 31, 2021. See Note 5: Property, Plant and Equipment for further discussion. There were no other events or changes in circumstances that indicated the carrying amounts of our other long-lived held and used assets were not recoverable during the years ended December 31, 2023, 2022 or 2021. For the year ended December 31, 2023, 2022 and 2021 we recorded losses on disposal of property, plant and equipment, excluding the losses from the Ola, Arkansas sawmill fire, of $0.6 million, $0.1 million, and $1.7 million, respectively.

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

INTANGIBLE ASSETS

We have both indefinite-lived and long-lived intangible assets. Long-lived intangible assets include customer relationships and certain trade names we estimate have a finite life and are being amortized between 3 and 20 years depending on the type of intangible asset, and are evaluated for impairment under our Recovery of Long-Lived Assets policy described above. There were no new intangible assets recorded during the year ended December 31, 2023. During the year ended December 31, 2022, we recorded a $3.0 million intangible asset for customer relationships acquired in the CatchMark merger. See Note 17: CatchMark Merger for additional information. At both December 31, 2023 and 2022, the gross carrying amount of our long-lived intangible assets was $11.4 million, and accumulated amortization was $6.0 million and $4.2 million, respectively. Amortization expense for the customer relationships and trade names totaled $1.8 million in 2023, $1.1 million in 2022, and $0.8 million in 2021.

Estimated annual amortization expense for each of the next five years is as follows:

(in thousands)	2024	2025	2026	2027	2028
Estimated amortization expense[1]	$1,779	$1,488	$780	$780	$159

[1]	These amounts could vary if acquisitions of additional intangible assets occur in the future.

Our indefinite-lived intangible assets consist of trade names and were $10.2 million at December 31, 2023 and 2022 and are not amortized. Rather, they are tested for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any intangible assets during the years ended December 31, 2023, 2022 or 2021.

COMPANY OWNED LIFE INSURANCE

We are the beneficiary of insurance policies on the lives of certain past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our Consolidated Balance Sheets. Company owned life insurance expense and interest income are included in selling, general and administrative expenses and interest expense, net, respectively, in the Consolidated Statements of Operations. The net effect of these amounts on income was not significant for the years ended December 31, 2023, 2022 and 2021. Cash receipts and disbursements are recorded as investing activities within Other, net in the Consolidated Statements of Cash Flows.

DERIVATIVE INSTRUMENTS

We use, from time to time, certain derivative instruments to mitigate exposure to volatility in interest rates and effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense and cash flows. All derivatives, whether designated as a hedging relationship or not, are recorded in the Consolidated Balance Sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument as a fair value hedge or cash flow hedge based on the exposure being hedged. At December 31, 2023 and 2022, we did not hold any derivatives designated or qualifying as fair value hedges.

For a cash flow hedge, the fair value of the effective portion of the derivative is recognized as an asset or liability with a corresponding amount in Accumulated Other Comprehensive Income on our Consolidated Balance Sheets. Amounts recorded in Accumulated Other Comprehensive Income are recognized in earnings when the underlying hedged transaction affects earnings. Ineffectiveness is measured by comparing the present value of the cumulative change in the expected future cash flows of the derivative and the present value of the cumulative change in the expected future cash flows of the related instrument. Any ineffective portion of a cash flow hedge is recognized in earnings immediately.

If a hedge ceases to qualify for hedge accounting, the contract will continue to be carried on the balance sheet at fair value until settled and adjustments to the contract’s fair value would be recognized in earnings. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in Accumulated Other Comprehensive Income would be recognized immediately in earnings. For derivative instruments not designated as hedges, the change in fair value of the derivative is recognized in earnings each reporting period.

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

We have International Swap Dealers Association (ISDA) Master Agreements with each counterparty that permits the net settlement of amounts owed under the respective contracts. The ISDA Master Agreement is an industry standardized contract that governs all derivative contracts entered into between the company and the respective counterparty. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date for similar types of derivative transactions. We have not elected to offset the fair value positions of the derivative contracts recorded in the Consolidated Balance Sheets. See Note 10: Derivative Instruments for additional information.

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

NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards adopted during 2023 that had a material impact on the company.

Recent Accounting Standards Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the company's financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the company's financial statement disclosures.

RECLASSIFICATIONS

Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported net income, net income per share, comprehensive income, cash flows, total assets, total liabilities, or shareholders' equity as previously reported.

NOTE 2. SEGMENT INFORMATION

Our operations are organized into three reportable segments: Timberlands, Wood Products and Real Estate. Management activities in the Timberlands segment include planting and harvesting trees and building and maintaining roads. The Timberlands segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights contracts and carbon sequestration. The Wood Products segment manufactures and markets lumber and plywood. The Real Estate segment includes the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives, master planned community development and a country club. Sales outside of the United States are inconsequential and no single customer represented more than 10% of our consolidated revenues during 2023, 2022 or 2021.

Our Timberlands segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and represent a significant portion of the Timberlands segment’s total revenues. Our other segments generally do not generate intersegment revenues. These intercompany transactions are eliminated in consolidation.

The reportable segments follow the same accounting policies used for our Consolidated Financial Statements with the exception of the valuation of inventories, which are reported using the average cost method for purposes of reporting segment results. For additional information regarding valuation of inventories and our revenue recognition policy, see Note 1: Summary of Significant Accounting Policies.

The following table represents our revenues by major product:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Timberlands
Northern region
Sawlogs	$174,498	$286,970	$299,330
Pulpwood	1,247	2,038	1,134
Other	1,445	1,131	993
Total Northern revenues	177,190	290,139	301,457

Southern region
Sawlogs	121,940	106,582	83,836
Pulpwood	68,104	60,363	45,957
Stumpage	27,206	13,903	7,533
Other	16,637	14,603	10,664
Total Southern revenues	233,887	195,451	147,990

Total Timberlands revenues	411,077	485,590	449,447

Wood Products
Lumber	498,308	744,139	816,149
Residuals and Panels	137,364	168,473	172,739
Total Wood Products revenues	635,672	912,612	988,888

Real Estate
Rural real estate	54,542	48,039	37,622
Development real estate	20,582	33,561	16,751
Other	12,864	9,891	9,440
Total Real Estate revenues	87,988	91,491	63,813

Total segment revenues	1,134,737	1,489,693	1,502,148
Intersegment Timberlands revenues[1]	(110,656)	(158,913)	(164,713)
Other intersegment revenues	(6)	—	—
Total consolidated revenues	$1,024,075	$1,330,780	$1,337,435

[1]	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

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

	Year Ended December 31,
(in thousands)	2023	2022	2021
Adjusted EBITDDA:
Timberlands	$151,321	$249,373	$262,944
Wood Products	20,487	290,907	393,858
Real Estate	67,775	73,258	47,457
Corporate	(45,406)	(49,314)	(47,393)
Eliminations and adjustments	6,057	9,931	(3,995)
Total Adjusted EBITDDA	200,234	574,155	652,871
Interest expense, net[1]	(24,218)	(27,400)	(29,275)
Depreciation, depletion and amortization	(119,518)	(96,700)	(75,633)
Basis of real estate sold	(31,392)	(29,921)	(27,360)
Environmental charge	—	(5,550)	—
CatchMark merger-related expenses	(2,453)	(27,325)	—
Gain on fire damage	39,436	34,505	3,361
Pension settlement charge	—	(14,165)	—
Non-operating pension and other postretirement employee benefits	(914)	(8,138)	(13,227)
Loss on fixed assets	(557)	(82)	(1,721)
Other	1,267	(67)	—
Income before income taxes	$61,885	$399,312	$509,016

[1]	Includes amortization of bond discounts and deferred loan fees.

The following table summarizes additional reportable segment financial information:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Depreciation, depletion and amortization:
Timberlands	$75,009	$59,532	$45,403
Wood Products	43,506	35,953	28,802
Real Estate	526	695	640
Corporate	477	520	788
	119,518	96,700	75,633
Bond discount and deferred loan fees[1]	1,636	1,534	1,792
Total depreciation, depletion and amortization	$121,154	$98,234	$77,425
Basis of real estate sold:
Real Estate	$31,431	$29,932	$27,381
Elimination and adjustments	(39)	(11)	(21)
Total basis of real estate sold	$31,392	$29,921	$27,360
Assets:
Timberlands[2]	$2,476,147	$2,545,608	$1,713,582
Wood Products	498,782	441,196	435,300
Real Estate[3]	74,242	71,949	81,561
	3,049,171	3,058,753	2,230,443
Corporate	382,085	491,802	304,772
Total consolidated assets	$3,431,256	$3,550,555	$2,535,215
Capital Expenditures:[4]
Timberlands	$23,922	$17,752	$16,163
Wood Products	94,688	55,913	38,360
Real Estate[5]	12,187	8,757	9,798
	130,797	82,422	64,321
Corporate	486	374	256
Total capital expenditures	$131,283	$82,796	$64,577

[1]	Included within interest expense, net in the Consolidated Statements of Operations.
[2]	We do not report rural real estate separately from Timberlands as we do not report these assets separately to management.
[3]	Real Estate assets primarily consist of the master planned community development and a country club, both located in Arkansas.
[4]	Does not include the acquisition of timber and timberlands, all of which were acquired by our Timberlands segment.
[5]	Real Estate capital expenditures include development expenditures of $11.5 million, $8.1 million and $9.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share for the year ended December 31:

(in thousands)	2023	2022	2021
Basic weighted-average shares outstanding	79,985	72,740	67,352
Incremental shares due to:
Performance shares	134	149	307
Restricted stock units	48	33	60
Diluted weighted-average shares outstanding	80,167	72,922	67,719

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

At December 31, 2023, 2022 and 2021, there were approximately 17,900, 119,000, and 48,600 stock-based awards, respectively, which were excluded from the calculation of earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

SHARE REPURCHASE PROGRAM

On August 30, 2018, our board of directors authorized management to repurchase up to $100.0 million of common stock with no time limit set for the repurchase (the 2018 Repurchase Program). During the year ended December 31, 2022, we repurchased 103,010 shares of our common stock at a total consideration of $4.5 million under the 2018 Repurchase Program. We did not repurchase any shares under the 2018 Repurchase Program during the year ended December 31, 2021.

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under the 2018 Repurchase Program.

Shares under the 2022 Repurchase Program may be repurchased in open market transactions, through privately negotiated transactions, and as in 2023 and 2022, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934. The timing, manner, price and amount of repurchases will be determined according to the terms of the Trading Plan, and, subject to the terms of the Trading Plan, the 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason. During the years ended December 31, 2023 and 2022, we repurchased 556,115 and 1,096,283 shares of our common stock, respectively, for approximately $25.0 million and $50.0 million, respectively, under the 2022 Repurchase Program. At December 31, 2023, we had remaining authorization of $125.0 million for future stock repurchases under the 2022 Repurchase Program. Transaction costs are not counted against authorized funds.

We record share purchases upon trade date, as opposed to the settlement date. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit. There were no unsettled repurchases at December 31, 2023 and 2022.

DIVIDENDS

Generally, a REIT must distribute its taxable income each year and may retain only 20% of its value in its TRS, including cash. We paid a special cash dividend of $0.95 per share, or $75.7 million in aggregate, on December 30, 2022 as a result of strong financial results in the first half of 2022. On December 31, 2021, we paid a special cash dividend of $4.00 per share, or $276.3 million in aggregate as a result of large cash balances in both our REIT and TRS during 2021 driven by record lumber and indexed sawlog prices. No special cash dividends were paid during the year ended December 31, 2023.

On February 9, 2024, the board of directors approved a quarterly cash dividend of $0.45 per share payable on March 29, 2024, to stockholders of record as of March 8, 2024.

NOTE 4. INVENTORIES

Inventories consist of the following at December 31:

(in thousands)	2023	2022
Logs	$39,011	$30,586
Lumber, plywood and veneer	34,621	35,888
Materials and supplies	23,713	21,262
	97,345	87,736
Less: LIFO reserve	(18,680)	(19,778)
Total inventories	$78,665	$67,958

Logs, lumber, plywood and veneer inventories valued on the LIFO basis represented approximately 69% and 77% of total inventory at December 31, 2023 and 2022, respectively. If the LIFO inventory method had not been used, inventory balances would be higher by $18.7 million and $19.8 million at December 31, 2023 and 2022, respectively.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at December 31:

(in thousands)	Range of useful lives	2023	2022
Land		$7,171	$7,171
Buildings and improvements	10-40 years	141,373	137,567
Machinery and equipment	2-25 years	435,540	425,713
Construction in progress		97,830	18,484
		681,914	588,935
Less: accumulated depreciation		(309,082)	(270,751)
Total property, plant and equipment, net		$372,832	$318,184

Depreciation expense for property and equipment, including assets under finance leases, was $44.6 million, $37.6 million and $30.6 million in 2023, 2022 and 2021, respectively. In June 2022, we announced a project to expand and modernize our Waldo, Arkansas sawmill with completion expected in 2024. We expect to spend approximately $131.0 million on the project, of which $74.2 million and $12.2 million was spent in 2023 and 2022, respectively. Additionally, we accelerated the useful life of certain property, plant and equipment identified to be replaced as part of the sawmill expansion resulting in approximately $11.9 million and $7.0 million of additional depreciation expense during the years ended December 31, 2023 and 2022, respectively. These assets are expected to remain in use until the project is complete.

OLA, ARKANSAS SAWMILL FIRE

On June 13, 2021, a fire occurred at our Ola, Arkansas sawmill. There were no injuries or environmental issues from the fire. The damage was principally limited to the large log primary breakdown area of the mill. The new equipment has been installed and the large log line restarted in September 2022. We have adequate property damage and business interruption insurance, subject to a $2.0 million deductible. Insurance recoveries are recorded when deemed probable and reasonably estimable. In September 2023, we finalized our claim with the insurance carriers resulting in $89.4 million of total insurance recoveries, net of a $2.0 million deductible, for both the property damage and business interruption claims. During the year ended December 31, 2023, 2022 and 2021, we received $36.4 million, $26.2 million, and $0, respectively, for business interruption recoveries and $1.4 million, $8.8 million and $15.0 million, respectively, for property damage recoveries for the Ola, Arkansas sawmill in the Consolidated Statements of Cash Flows. At December 31, 2023, $1.6 million of insurance recoveries remained due from the insurance carriers, all of which was received in January 2024.

During the years ended December 31, 2023, 2022 and 2021, we recorded $39.4 million, $34.1 million, and $2.9 million, respectively, as gain on fire damage at the Ola, Arkansas sawmill in the Consolidated Statements of Operations. The gain on fire damage was net of disposal costs and fixed asset write-offs at the Ola, Arkansas sawmill of $0, $0.9 million and $12.1 million during the year ended December 31, 2023, 2022 and 2021, respectively.

NOTE 6. TIMBER AND TIMBERLANDS

Timber and Timberlands consist of the following at December 31:

(in thousands)	2023	2022
Timber and timberlands	$2,347,300	$2,416,134
Logging roads	93,098	92,238
Total timber and timberlands, net	$2,440,398	$2,508,372

Depletion from company-owned lands totaled $69.0 million, $54.0 million and $40.4 million in 2023, 2022 and 2021, respectively. Amortization of road costs, such as bridges, culverts and gravel surfacing, totaled $3.6 million, $3.5 million and $3.5 million in 2023, 2022 and 2021, respectively.

On January 26, 2024, we entered into an agreement to sell approximately 34,000 acres of four-year average age Southern timberlands for approximately $58.0 million, subject to certain adjustments as defined in the agreement. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2024. Additionally, in January 2024, we acquired approximately 16,000 acres of timberlands in Arkansas for approximately $31.0 million. We funded the acquisition with cash on hand.

During the year ended December 31, 2022, we acquired approximately 46,000 acres of timberlands in Mississippi and Arkansas for approximately $101.0 million. Additionally, on September 14, 2022, we completed our merger with CatchMark which consists of approximately 348,000 acres in Alabama, Georgia and South Carolina. See Note 17: CatchMark Merger for additional information.

Future payments due under timber cutting contracts at December 31, 2023 were $11.4 million.

NOTE 7. OTHER ASSETS

Other Current Assets consist of the following at December 31:

(in thousands)	2023	2022
Real estate held for sale	$21,490	$23,072
Income taxes receivables	7,575	—
Prepaid expenses	7,447	6,063
Other	9,746	7,820
Total other current assets	$46,258	$36,955

Other Long-Term Assets consist of the following at December 31:

(in thousands)	2023	2022
Interest rate swaps	$129,125	$144,583
Operating leases	10,169	9,306
Mineral rights	5,352	5,880
Investment in company owned life insurance (COLI), net	5,220	4,311
Other	19,266	15,474
Total other long-term assets	$169,132	$179,554

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities consist of the following at December 31:

(in thousands)	2023	2022
Accrued payroll and benefits	$24,473	$29,051
Accounts payable	12,521	12,241
Deferred revenue	10,455	10,860
Accrued interest	8,344	7,778
Accrued taxes	5,712	7,161
Other current liabilities	20,878	27,770
Total accounts payable and accrued liabilities	$82,383	$94,861

NOTE 9. DEBT

Long-term Debt consists of the following at December 31:

(in thousands)	2023	2022
Variable-rate term loans[1]	$761,000	$721,000
Fixed-rate term loans[2]	210,000	250,000
Revenue bonds[3]	65,735	65,735
Long-term principal	1,036,735	1,036,735
Debt issuance costs	(1,926)	(2,324)
Unamortized discounts	(1,081)	(1,731)
Total long-term debt	1,033,728	1,032,680
Less: current portion of long-term debt	(175,615)	(39,979)
Long-term debt	$858,113	$992,701

[1]

Variable-rate term loans are at rates of one-month SOFR plus a spread between 1.66% and 2.30% and mature between 2026 and 2033. As of December 31, 2023, the one-month SOFR rate was 5.34%. We have entered into interest rate swaps to fix the interest rate on these variable-rate term loans. See Note 10: Derivative Instruments for additional information.

[2]	Fixed-rate term loans are at rates between 4.05% and 4.64% and mature between 2024 and 2025.
[3]	Revenue bonds have a fixed rate of 2.75% and mature in 2024.

TERM LOANS

In December 2023, through a ninth amendment to the Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender, we refinanced an existing term loan of $40.0 million that matured with a new term loan that matures in December 2033. The new term loan carries a variable interest rate of one-month SOFR plus 2.30%. In conjunction with the new term loan, we terminated a $50.0 million forward-starting interest rate swap and transferred the value realized from its termination into a new $40.0 million interest rate swap to fix the rate at 3.35% before patronage credits from lenders. See Note 10: Derivative Instruments for additional information on our derivative instruments.

In December 2022, through an eighth amendment to the Amended Term Loan Agreement, we refinanced an existing term loan of $40.0 million that matured with a new term loan that matures in November 2032. The new term loan carries a variable interest rate of one-month SOFR plus 2.30%. In conjunction with the new term loan, we entered into $40.0 million of interest rate swaps to fix the rate at 3.28% before patronage credits from lenders. Additionally, this amendment converted all our then outstanding LIBOR-indexed variable term loans to SOFR-indexed variable rates, plus a SOFR adjustment of 0.10%. We have entered into SOFR-indexed interest rate swaps to fix the interest rate on these SOFR-indexed variable term loans.

On September 14, 2022, through a seventh amendment to the Amended Term Loan Agreement, we refinanced $277.5 million of long-term debt assumed in our merger with CatchMark. The seventh amendment to the Amended Term Loan Agreement provided for a new 5-year term loan in the principal amount of $138.75 million maturing on September 1, 2027, and a new 8-year term loan in the principal amount of $138.75 million maturing on September 1, 2030 (collectively the New Term Loans). The New Term Loans bear interest at a rate equal to one-month SOFR plus 2.0% per annum. In addition, the 8-year term loan provides for a cost-of-capital reset at year five. In connection with the refinance, we entered into two one-month SOFR-indexed interest rate swaps to fix the interest rates on the New Term Loans at 2.50% and 2.66% respectively, before patronage credits from lenders. See Note 17: CatchMark Merger for additional information on the merger.

At December 31, 2023, $971.0 million was outstanding under our Amended Term Loan Agreement.

DEBT ISSUANCE COSTS AND UNAMORTIZED DISCOUNTS

Debt issuance costs represent the capitalized direct costs incurred related to the issuance of debt. These costs are amortized to interest expense over the terms of the respective borrowings.

Unamortized discounts include a $4.9 million fair value adjustment to a $100.0 million term loan assumed in the Deltic merger. The unamortized balance of the fair value adjustment at December 31, 2023 was $1.1 million and will be amortized through the term loan’s maturity in 2025.

DEBT MATURITIES

Scheduled principal payments due on long-term debt at December 31, 2023 are as follows:

(in thousands)
2024	$175,735
2025	100,000
2026	27,500
2027	138,750
2028	100,000
Thereafter	494,750
Total	$1,036,735

CREDIT AGREEMENT

On May 18, 2023, we entered into a first amendment to the Third Amended and Restated Credit Agreement (Amended Credit Agreement). The Amended Credit Agreement provides for loans based on SOFR instead of the London Inter-Bank Offered Rate (LIBOR), provides us the option to borrow based on a daily SOFR or term SOFR basis, and provides mechanics relating to the transition from the use of SOFR to a replacement benchmark rate upon the occurrence of certain transition events.

The Amended Credit Agreement provides for a $300.0 million revolving line of credit that matures February 14, 2027. As provided in the Amended Credit Agreement, the borrowing capacity may be increased up to an additional $500.0 million. The Amended Credit Agreement also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both sub facilities reduces availability under the revolving line of credit. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures.

Pricing on the Amended Credit Agreement is set according to the type of borrowing. SOFR borrowings under the Amended Credit Agreement are issued at a rate equal to the Adjusted Daily Simple SOFR rate (as defined in the Amended Credit Agreement) plus an applicable rate. Base Rate borrowings are issued at a rate equal to a Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus one half of one percent, (b) the Adjusted Term SOFR for a one-month tenor in effect on such day, plus 1%, and (c) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate." The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 0.85% to 1.10% for SOFR loans and actual rate for Base Rate loans can range from 0% to 0.10% depending on our credit rating. Additionally, the Amended Credit Agreement provides mechanics relating to the transition from the use of SOFR to a replacement benchmark rate upon the occurrence of certain transition events or elections made by the parties. As of December 31, 2023, we were able to borrow under the revolving line of credit with an additional Applicable Rate of 1.025% for SOFR loans and 0.025% for Base Rate loans. We also pay an annual facility fee of 0.175% on the $300.0 million on our revolving line of credit. At December 31, 2023, there were no borrowings under the revolving line of credit and approximately $0.7 million of the revolving line of credit was utilized by outstanding letters of credit.

FINANCIAL COVENANTS

The Amended Term Loan Agreement and the Amended Credit Agreement (collectively referred to as the Agreements) contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The Agreements also contain financial maintenance covenants including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. We are permitted to pay dividends to our stockholders under the terms of the Agreements so long as we expect to remain in compliance with the financial maintenance covenants. We were in compliance with all debt and credit agreement covenants at December 31, 2023.
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

At December 31, 2023, we have interest rate swaps associated with $761.0 million of term loan debt. These cash flow hedges convert variable rates ranging from one-month SOFR plus 1.66% to 2.30%, to fixed rates ranging from 2.19% to 4.79% before patronage credits from lenders. At December 31, 2023, we also have $200.0 million of forward-starting interest rate swaps designated as cash flow hedges for expected future debt refinances that require settlement on the stated maturity date.

On September 15, 2022, we terminated $277.5 million of forward-starting interest rate swaps and transferred the value realized from their termination into two new swaps to hedge the variability in future cash flows on the SOFR-indexed New Term Loans of $277.5 million. These two new one-month SOFR-indexed interest rate swaps with a notional amount of $138.75 million each effectively fix the interest rates at 2.50% and 2.66% on the New Term Loans before patronage credits from lenders. See Note 9: Debt for additional information.

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

The gross fair values of our cash flow derivative instruments at December 31, 2023 and December 31, 2022, were $129.1 million and $144.6 million, respectively, all of which were classified in Other assets, non-current on our Consolidated Balance Sheets. Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on our Consolidated Statements of Operations:

		Year Ended December 31,
(in thousands)	Location	2023	2022	2021
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income recognized in other comprehensive income, net of tax		$14,716	$116,890	$26,564
Amounts reclassified from accumulated other comprehensive income to income, net of tax[1]	Interest expense, Net	$(18,905)	$1,125	$8,748

Interest expense, net		$24,218	$27,400	$29,275

[1]

Realized gains and losses on interest rate contracts consist of realized net cash received or paid and interest accruals on the interest rate swaps during the periods in addition to amortization of amounts out of other comprehensive income related to certain terminated hedges and adjustments to interest expense resulting from amortization of inception value of certain off-market designated hedges. For the years ended December 31, 2023, 2022, and 2021, we amortized approximately $10.3 million, $3.1 million, and $0, respectively, of the off-market designated hedges which is included in other, net within operating activities in the Consolidated Statements of Cash Flows. Net cash received or paid is included in the supplemental cash flow information within interest, net of amounts capitalized in the Consolidated Statements of Cash Flows.

At December 31, 2023, the amount of net gains expected to be reclassified into earnings in the next 12 months is approximately $17.2 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the SOFR rate at the time of net swap cash payments.

NOTE 11. FAIR VALUE MEASUREMENTS

Carrying amounts and estimated fair values of our financial instruments as of December 31 are as follows:

	2023		2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$129,125	$129,125	$144,583	$144,583

Long-term debt, including current portion (Level 2):
Term loans	$(969,919)	$(965,718)	$(969,269)	$(961,632)
Revenue bonds	(65,735)	(64,786)	(65,735)	(64,602)
Total long-term debt[1]	$(1,035,654)	$(1,030,504)	$(1,035,004)	$(1,026,234)

Company owned life insurance (Level 3)	$5,220	$5,220	$4,311	$4,311

[1]	The carrying amount of long-term debt includes principal and unamortized discounts.

The fair value of interest rate swaps is determined using a discounted cash flow analysis based on third-party sources on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate forward curves.

The fair value of our long-term debt is estimated based upon quoted market prices for similar debt issues or estimated based on average market prices for comparable debt when there is no quoted market price.

The contract value of our company owned life insurance is based on the amount at which it could be redeemed and, accordingly, approximates fair value.

We believe that our other financial instruments, including cash and cash equivalents, restricted cash, receivables and payables have net carrying value that approximates their fair value with only insignificant differences. This is primarily due to the short-term nature of these instruments.

NOTE 12. EQUITY-BASED COMPENSATION PLANS

We issue new shares of common stock to settle performance stock awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units. At December 31, 2023, approximately 1.8 million shares were available for future use under our long-term incentive plans.

The following table details our compensation expense and the related income tax benefit for company specific equity awards for the year ended December 31:

(in thousands)	2023	2022	2021
Employee equity-based compensation expense:
Performance stock awards	$5,101	$5,887	$5,381
Restricted stock units	3,818	3,107	3,041
Deferred compensation stock equivalent units expense	196	196	185
Total equity-based compensation expense	$9,115	$9,190	$8,607

Total tax benefit recognized for share-based payment awards	$549	$457	$428

Additionally, during the year ended December 31, 2022, we recognized $9.3 million in stock-based compensation expense for the accelerated vesting of CatchMark equity awards related to the CatchMark merger which is included in CatchMark merger-related expenses on the Consolidated Statements of Operations. See Note 17: CatchMark Merger for additional information.

PERFORMANCE STOCK AWARDS

During 2023, 2022 and 2021, officers and certain other employees of the company were granted PSA awards. PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. Performance shares are earned based on the company's total shareholder return (TSR) over a three-year performance period relative to the median TSR of performance peer group (weighted 50%) and the company's TSR percentile ranking relative to all companies within the NAREIT All Equity REITs Index (of which we are a member) (weighted 50%) over such performance period. TSR is calculated based on stock price appreciation plus cash and share distributions. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive dividend equivalents in the form of additional shares at the time of payment equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. Therefore, the shares are not considered participating securities.

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

The following table presents the key inputs used in calculating the fair value of the PSAs and the resulting fair values:

	Year Ended December 31,
	2023	2022	2021
Stock price as of valuation date	$47.55	$55.02	$53.53
Risk-free rate	4.14%	1.79%	0.18%
Expected volatility	36.24%	45.69%	45.56%
Expected dividend yield[1]	—	—	—
Expected term (years)	3.00	3.00	3.00
Fair value of a performance share	$61.21	$76.18	$69.72

[1]	Full dividend reinvestment assumed.

The following table summarizes outstanding PSAs as of December 31 and the changes during each year:

	2023		2022		2021
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1	174,900	$73.14	202,447	$55.16	253,266	$41.36
Granted	106,342	$61.21	92,490	$76.18	88,128	$69.72
Vested	(73,459)	$69.72	(119,066)	$45.04	(129,666)	$37.87
Forfeited	(28,177)	$68.81	(971)	$60.42	(9,281)	$58.32
Nonvested shares outstanding at December 31	179,606	$68.15	174,900	$73.14	202,447	$55.16
Total grant date fair value of PSA awards vested during the year	$5,122		$5,363		$4,910
Total fair value of PSA awards vested during the year	$3,694		$6,735		$12,015

As of December 31, 2023, there was $6.2 million of unrecognized compensation cost related to nonvested PSAs, which is expected to be recognized over a weighted-average period of 1.5 years.

RESTRICTED STOCK UNITS

During 2023, 2022 and 2021, directors, officers, and certain other employees of the company were granted RSU awards that will vest from one to three years. RSU awards are credited with dividend equivalents for any dividends paid on the company's common stock during the vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. Therefore, the shares are not considered participating securities.

The following table summarizes outstanding RSU awards as of December 31 and the changes during each year:

	2023		2022		2021
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1	110,123	$52.94	132,899	$47.19	139,492	$37.54
Granted	127,579	$47.01	59,549	$53.61	66,107	$54.52
Vested	(44,607)	$52.79	(81,002)	$43.92	(68,606)	$34.50
Forfeited	(12,727)	$50.76	(1,323)	$58.48	(4,094)	$49.35
Nonvested shares outstanding at December 31	180,368	$48.94	110,123	$52.94	132,899	$47.19
Total grant date fair value of RSU awards vested during the year	$2,355		$3,557		$2,367
Total fair value of RSU awards vested during the year	$2,150		$3,634		$4,130

As of December 31, 2023, there was $6.7 million of total unrecognized compensation cost related to nonvested RSU awards, which is expected to be recognized over a weighted-average period of 1.7 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

A long-term incentive award was granted annually to our directors through December 2017. The awards are payable upon a director's separation from service. Directors may also elect to defer their annual cash retainers and awards of RSUs, payable in the form of stock. Additionally, issuance of RSUs awarded to certain officers and employees may also be deferred at the election of the officers or employees, as applicable. All stock unit equivalent accounts are credited with dividend equivalents. At December 31, 2023, vested deferred shares that will be distributed in the future to directors or officers and employees as common stock were 205,378 and 5,484, respectively.

NOTE 13. LEASES

See Note 1: Summary of Significant Accounting Policies for details on our lease accounting policies.

BALANCE SHEET CLASSIFICATION

The following tables provide supplemental balance sheet information related to our leases as of December 31:

(in thousands)	Classification	2023	2022
Assets
Operating lease assets	Other long-term assets	$10,169	$9,306
Finance lease assets[1]	Property, plant and equipment, net	11,281	13,213
Total lease assets		$21,450	$22,519

Liabilities
Current
Operating lease liabilities	Accounts payable and accrued liabilities	$2,575	$2,570
Finance lease liabilities	Accounts payable and accrued liabilities	4,525	4,834
Noncurrent
Operating lease liabilities	Other long-term obligations	7,590	6,716
Finance lease liabilities	Other long-term obligations	6,699	8,179
Total lease liabilities		$21,389	$22,299

[1]	Finance lease assets are presented net of accumulated amortization of $9.6 million and $7.9 million as of December 31, 2023 and 2022, respectively.

	2023	2022
Weighted-average remaining terms (years)
Operating leases	4.97	5.44
Finance leases	2.92	3.32
Weighted-average discount rate
Operating leases	5.05%	4.40%
Finance leases	4.34%	3.49%

LEASE COSTS

The following table summarizes the components of our lease expense for the year ended December 31:

(in thousands)	2023	2022	2021
Operating lease costs[1]	$3,257	$3,525	$4,798
Finance lease costs:
Amortization of leased assets	4,951	4,277	2,825
Interest on lease assets	458	340	227
Net lease costs	$8,666	$8,142	$7,850

[1]	Excludes short-term leases and variable lease costs, which are immaterial.

Operating lease costs and amortization of finance lease assets are included within costs of goods sold and selling, general and administrative expenses and interest on lease assets is included in interest expense, net on our Consolidated Statements of Operations.

OTHER LEASE INFORMATION

The following table presents supplemental cash flow information related to leases for the year ended December 31:

(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,257	$3,591	$4,745
Operating cash flows for finance leases	$458	$340	$227
Financing cash flows for finance leases	$4,801	$4,421	$2,846
Lease assets exchanged for new lease liabilities:
Operating leases	$3,765	$3,932	$1,907
Finance leases	$3,458	$6,819	$6,279

MATURITY OF LEASE LIABILITIES

At December 31, 2023, the future minimum lease payment obligations under noncancelable leases were as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$3,025	$4,920
2025	2,639	3,732
2026	2,491	2,381
2027	1,519	773
2028	1,004	90
Thereafter	788	68
Total lease payments	11,466	11,964
Less: interest	1,301	740
Present value of lease liabilities	$10,165	$11,224

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

We were also subject to corporate taxes on built-in gains (the excess of fair market value over tax basis on the merger date) on sales of former Deltic real property held by the REIT during the five years following the Deltic merger (until February 2023). The sale of standing timber is not subject to built-in gains tax.

Income tax expense consists of the following for the year ended December 31:

(in thousands)	2023	2022	2021
Current	$9,053	$70,669	$85,131
Deferred	(9,501)	(5,302)	25
Net operating loss carryforwards	232	45	—
Income taxes	$(216)	$65,412	$85,156

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes due to the following for the year ended December 31:

(in thousands, except effective tax rate)	2023	2022	2021
U.S. federal statutory income tax	$12,996	$83,855	$106,893
REIT income not subject to federal income tax	(9,766)	(27,085)	(34,332)
Federal unrecognized tax benefit change	(1,638)	—	—
State income taxes, net of federal tax benefit	(862)	9,478	13,314
Other items, net[1]	(946)	(836)	(719)
Income taxes	$(216)	$65,412	$85,156
Effective tax rate	(0.3%)	16.4%	16.7%

[1]	Includes $1.0 million, $0 million and $1.0 million of deferred tax rate changes for the year ended December 31, 2023, 2022 and 2021, respectively.

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(in thousands)	2023	2022
Deferred tax assets:
Pension and other postretirement employee benefits	$18,098	$20,992
Inventories	892	753
Nondeductible accruals	1,663	2,559
Incentive compensation	1,444	1,910
Employee benefits	1,451	1,477
Other	790	706
Total deferred tax assets	24,338	28,397
Deferred tax liabilities:
Timber and timberlands, net	(1,827)	(1,852)
Property, plant and equipment, net	(51,704)	(58,464)
Intangible assets, net	(3,590)	(4,037)
Real estate development	(982)	(1,628)
Other	(2,876)	(4,206)
Total deferred tax liabilities	(60,979)	(70,187)
Deferred tax liabilities, net	$(36,641)	$(41,790)

We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. At December 31, 2023, we had federal net operating loss carryforwards of $12.3 million that expire from 2035 to 2037, state net operating loss carryforwards of $4.2 million that expire from 2028 to 2037. These net operating loss carryforwards were acquired in the CatchMark merger, have been reduced for Section 382 limitations under the Internal Revenue Code and are netted against corresponding uncertain tax position liabilities.

In conjunction with the CatchMark merger, we recorded uncertain tax position liabilities plus any applicable accrued interest, related to the treatment of certain intercompany transactions between CatchMark's REIT and its taxable REIT subsidiary. These liabilities are included in Other Long-Term Obligations and Deferred Tax Liabilities, net in our Consolidated Balance Sheets. At December 31, 2023 and 2022, we had $7.8 million and $8.3 million, respectively, of unrecognized tax benefits, most of which, if recognized, would affect the annual effective tax rate.

The following is a reconciliation of the beginning and ending unrecognized tax benefits for the year ended December 31:

(in thousands)	2023	2022
Balance at January 1	$8,306	$—
Additions for tax positions related to the current year	249	171
Additions for tax positions of prior years	1,545	8,810
Reduction for tax positions of prior years	(334)	—
Lapse of statutes of limitations	(1,980)	(675)
Balance at December 31	$7,786	$8,306

During the year ended December 31, 2023 and 2022, we reduced our uncertain tax positions due to the lapse of the statute of limitations by $2.0 million and $0.7 million, respectively. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2023, 2022 and 2021, we recognized insignificant amounts related to interest and penalties in our tax provision. At December 31, 2023, and 2022, we had insignificant amounts of accrued interest related to tax obligations and tax positions taken on our tax returns, and no accrued interest receivable with respect to open tax refunds.

The following table summarizes the tax years subject to examination by major taxing jurisdictions:

Jurisdiction	Years
Federal	2020 - 2023
Arkansas	2020 - 2023
Idaho	2020 - 2023
Michigan	2019 - 2023
Minnesota	2019 - 2023
Georgia	2020 - 2023

NOTE 15. SAVINGS PLANS, PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

SAVINGS PLANS

Substantially all of our employees are eligible to participate in 401(k) savings plans sponsored by the company. In 2023, 2022 and 2021, we made employer matching 401(k) contributions on behalf of our employees of $4.3 million, $4.2 million and $4.0 million, respectively.

Certain eligible employees who earn awards under our annual incentive plan are permitted to defer receipt of those awards. These employees may defer receipt of a minimum of 50% and a maximum of 90% of the award pursuant to rules established under our Management Deferred Compensation Plan. Eligible employees may also defer up to 50% of their base salary under the Management Deferred Compensation Plan. At the employee's election, deferrals may be deemed invested in a directed investment account with certain deemed investments available under the 401(k) Plan or a combination of these investment vehicles.

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

On January 1, 2011, we closed the legacy Potlatch pension plans to any new salaried and hourly non-represented employees hired after that date. Upon our merger with Deltic in 2018, we assumed one qualified pension plan, one nonqualified pension plan and one other postretirement benefit (OPEB) plan. The acquired plans have been frozen to new participants since 2014. Effective December 31, 2021, the Potlatch Salaried Retirement Plan (Salaried Plan) was amended and restated merging the company's three other qualified pension plans into the Salaried Plan, creating one qualified pension plan renamed the PotlatchDeltic Retirement Plan. There were no impacts to vesting provisions or benefits to the participants of the former qualified defined benefit pension plans as a result of the merger into the Salaried Plan.

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

Certain legacy Potlatch and Deltic retirees under age 65 are offered a PPO medical plan with prescription drug coverage. Certain legacy Deltic retirees over age 65 are offered a PPO medical plan with no prescription drug coverage. This plan is considered a secondary plan to Medicare. For legacy Potlatch retirees age 65 or over, the medical plan is divided into two components, with the company continuing to self-insure prescription drugs and providing a fully-insured medical supplemental plan through AARP/United Healthcare. The health care plans require the retiree to contribute amounts in excess of the company subsidy in order to continue coverage.

We use a December 31 measurement date for our benefit plans and obligations. We recognize the underfunded status of our defined benefit pension plans and OPEB plan obligations on our Consolidated Balance Sheets. We recognize changes in the funded status in the year in which changes occur in Accumulated Other Comprehensive Income and amortize actuarial gains and losses in the Consolidated Statements of Operations as net periodic cost (benefit).

Changes in benefit obligation, plan assets and funded status for our pension and OPEB plans were as follows for the year ended December 31:

	Pension Plans		OPEB
(in thousands)	2023	2022	2023	2022
Benefit obligation at beginning of year	$(232,198)	$(386,205)	$(22,370)	$(32,258)
Service cost	(5,422)	(6,805)	(110)	(316)
Interest cost	(12,551)	(10,646)	(1,175)	(914)
Actuarial gain	86	74,445	5,717	8,334
Benefits paid	16,883	17,708	874	2,784
Plan settlements	—	79,305	—	—
Benefit obligation at end of year	$(233,202)	$(232,198)	$(17,064)	$(22,370)

Fair value of plan assets at beginning of year	$172,246	$329,796	$—	$—
Actual return on plan assets	20,050	(62,807)	—	—
Employer contributions and benefit payments	2,462	2,278	874	2,784
Benefits paid	(16,883)	(17,708)	(874)	(2,784)
Plan settlements	—	(79,313)	—	—
Fair value of plan assets at end of year	$177,875	$172,246	$—	$—

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2,586)	$(2,517)	$(1,949)	$(2,409)
Noncurrent liabilities	(52,741)	(57,435)	(15,115)	(19,961)
Funded status	$(55,327)	$(59,952)	$(17,064)	$(22,370)

The accumulated benefit obligation for all defined benefit pension plans is determined using the actuarial present value of the vested benefits to which the employee is currently entitled and the employee’s expected date of separation for retirement. At December 31, 2023 and 2022, the accumulated benefit obligation for all defined benefit pension plans was $223.5 million and $223.7 million, respectively. Actuarial gain (loss) in our pension plans is primarily due to year-over-year changes in the discount rate and assumptions associated with updated census data, demographic assumptions, future salary increases, along with asset growth outpacing interest and service cost in our qualified pension plan. Actuarial gain (loss) for our OPEB plans is primarily due to year-over-year changes in the discount rate and assumptions associated with medical trends, claims and participant contributions. During 2023 and 2022, funding of pension and other postretirement employee benefit plans was $3.3 million and $5.1 million, respectively.

Pension plans with projected benefit obligations greater than plan assets were as follows at December 31:

	2023	2022
Projected benefit obligations	$233,202	$232,198
Fair value of plan assets	$177,875	$172,246

Pension plans with accumulated benefit obligations greater than plan assets at December 31 are as follows:

	2023	2022
Accumulated benefit obligations	$223,486	$223,686
Fair value of plan assets	$177,875	$172,246

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

The investment guidelines also provide that individual investment managers are expected to achieve a reasonable rate of return over a market cycle. Emphasis will be placed on long-term performance versus short-term market aberrations. Factors to be considered in determining reasonable rates of return include performance achieved by a diverse cross section of other investment managers, performance of commonly used benchmarks (e.g., MSCI All-Country World Index, Barclays Long Credit Index), actuarial assumptions for return on plan investments and specific performance guidelines given to individual investment managers.

The long-term targeted asset allocation ranges for the pension benefit plans’ asset categories are as follows:

Asset Category	Allocation Range
Global equities	5% - 35%
Fixed income securities	50% - 100%
Alternatives, which may include equities and fixed income securities	0% - 15%
Cash and cash equivalents	0% - 5%

The asset allocations of the pension benefit plans’ assets by asset category were as follows at December 31:

	Pension Plans
Asset Category	2023	2022
Global equities	19%	20%
Fixed income securities	74	73
Other (includes cash and cash equivalents and alternatives)	7	7
Total	100%	100%

The pension assets are stated at fair value. Refer to Note 1: Summary of Significant Accounting Policies for a discussion of the framework used to measure fair value.

Assets within our defined benefit pension plans were invested as follows:

(in thousands)	December 31, 2023
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$3,009	$—	$3,009
Global equity securities[1]	34,534	—	34,534
Fixed income securities[2]	114,224	17,613	131,837
Alternatives[3]	8,495	—	8,495
Total	$160,262	$17,613	$177,875

(in thousands)	December 31, 2022
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$3,690	$—	$3,690
Global equity securities[1]	33,974	—	33,974
Fixed income securities[2]	107,557	18,801	126,358
Alternatives[3]	8,224	—	8,224
Total	$153,445	$18,801	$172,246

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

There were no Level 3 investments held by the defined benefit pension plans at December 31, 2023 or 2022.

PLAN ACTIVITY

Pre-tax components of net periodic cost (benefit) recognized in our Consolidated Statements of Operations were as follows for the year ended December 31:

	Pension Plans			OPEB
(in thousands)	2023	2022	2021	2023	2022	2021
Service cost	$5,422	$6,805	$8,182	$110	$316	$670
Interest cost	12,551	10,646	10,533	1,175	914	1,267
Expected return on plan assets	(12,109)	(9,920)	(14,100)	—	—	—
Amortization of prior service cost (credit)	45	73	86	—	(381)	(1,192)
Amortization of actuarial (gain) loss	(83)	5,400	14,455	(665)	623	2,178
Net periodic cost before pension settlement charges	5,826	13,004	19,156	620	1,472	2,923
Pension settlement charge	—	14,165	—	—	—	—
Other settlements	—	783	—	—	—	—
Net periodic cost	$5,826	$27,952	$19,156	$620	$1,472	$2,923

The amounts recorded in Accumulated Other Comprehensive Income on our Consolidated Balance Sheets, which have not yet been recognized as components of net periodic benefit costs at December 31, net of tax, consist of:

	Pension Plans		OPEB
(in thousands)	2023	2022	2023	2022
Net (loss) income	$(27,307)	$(33,043)	$8,397	$4,598
Prior service cost	(15)	(49)	—	—
Total amount unrecognized	$(27,322)	$(33,092)	$8,397	$4,598

EXPECTED FUNDING AND BENEFIT PAYMENTS

We currently estimate we will contribute approximately $4.4 million to our qualified pension plan in 2024. Our non-qualified pension plan and other postretirement employee benefit plans are unfunded and benefit payments are paid from our general assets. We estimate that we will make non-qualified pension plan payments of $2.6 million and other postretirement employee benefit payments of $1.9 million in 2024, which are included below.

Estimated future benefit payments, which reflect expected future service, are as follows for the years indicated:

(in thousands)	Pension Plans	OPEB
2024	$16,261	$1,949
2025	$16,481	$1,778
2026	$16,608	$1,688
2027	$16,742	$1,567
2028	$16,765	$1,477
2029-2033	$85,034	$6,121

ACTUARIAL ASSUMPTIONS

The weighted-average assumptions used to determine the benefit obligation for our pension and OPEB plans were as follows at December 31:

	Pension Plans		OPEB
	2023	2022	2023	2022
Discount rate	5.55%	5.60%	5.45%	5.55%
Rate of compensation increase	3.00%	3.00 - 5.00%	—	—

The weighted-average assumptions used for all pension and OPEB plans to determine the net periodic benefit cost were as follows for the year ended December 31:

	Pension Plans			OPEB
	2023	2022	2021	2023	2022	2021
Discount rate	5.60%	3.00%	2.65%	5.55%	2.95%	2.60%
Expected return on plan assets	6.25%	4.50%	5.25%	—	—	—
Rate of compensation increase	3.00 - 5.00%	3.00 - 5.00%	3.00 - 4.00%	—	—	—

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

At December 31, 2023, the assumed health-care cost trend rate used to calculate other postretirement employee benefit obligations was between 9.00% and 10.62% depending on the individual plan participant makeup and graded ratably to an assumption of 4.00% in 2047. The actual rates of health-care cost increases may vary significantly from the assumption used because of unanticipated changes in health-care costs.

NOTE 16. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables detail the changes in our Accumulated Other Comprehensive Income (AOCI) on our Consolidated Balance Sheets for the years ended December 31, 2023 and 2022, net of tax.

(in thousands)	2023	2022
Pension and Other Postretirement Employee Benefits
Balance at beginning of period	$(28,494)	$(51,369)
Unrecognized gains (losses) arising in AOCI during the period:
Gross	13,744	10,825
Tax effect	(3,436)	(2,760)
Reclassifications from AOCI to earnings:
Pension settlement[1]	—	14,165
Other[1]	(703)	5,715
Tax effect	175	(5,070)
Net of tax amount	9,780	22,875
Other reclassifications	(211)	—
Balance at end of period	(18,925)	(28,494)
Cash Flow Hedges
Balance at beginning of period	126,146	8,131
Unrecognized gains arising in AOCI during the period:
Gross	14,225	117,761
Tax effect	446	(871)
Reclassifications from AOCI to earnings:
Gross[2]	(19,354)	1,241
Tax effect	449	(116)
Net of tax amount	(4,234)	118,015
Other reclassifications	45	—
Balance at end of period	121,957	126,146
Accumulated other comprehensive income, end of period	$103,032	$97,652

1.
Included in the computation of net periodic pension costs.
2.
Included in Interest expense, net on the Consolidated Statements of Operations.

See Note 10: Derivative Instruments and Note 15: Savings Plans, Pension and Other Postretirement Employee Benefits for additional information.

NOTE 17. CATCHMARK MERGER

On September 14, 2022, CatchMark and CatchMark Timber Operating Partnership, L.P. (the Partnership) merged into a wholly-owned subsidiary (Merger Sub) of PotlatchDeltic, pursuant to the terms of a merger agreement dated May 29, 2022, with the Merger Sub surviving the mergers. CatchMark owned approximately 348,000 acres of superior site index timberlands located in Alabama, Georgia and South Carolina. The CatchMark timber and timberlands assets and operations are included in our Timberlands segment within the Southern region.

As a result of the merger, we issued approximately 11.5 million shares of PotlatchDeltic common stock, including (i) 11.3 million shares in exchange for the outstanding shares of CatchMark common stock, which included unvested CatchMark share-based awards that fully vested upon closing of the merger and (ii) 0.2 million shares in exchange for the Partnership OP Units. We capitalized transaction costs of $9.3 million for items such as investment banking fees, legal services, and other professional fees directly attributable to the merger.

We accounted for the transaction as an asset acquisition as substantially all the value of the acquisition was concentrated in the acquired timber and timberlands. We allocated the cost of the acquisition to the net assets acquired based on their relative estimated fair value on the acquisition date with the assistance of third-party specialist. This resulted in an allocation of $782.3 million to timber and timberlands, $3.0 million to intangible assets, $32.0 million to other assets and $23.6 million for cash acquired in the merger. Additionally, we assumed $323.1 million of liabilities, including $300.0 million of outstanding long-term debt.

Immediately following the merger, we refinanced $277.5 million of the long-term debt assumed in the merger and repaid the remaining $22.5 million with cash on hand. We also entered into $277.5 million of interest rate swaps to fix the interest rates on the refinanced long-term debt. Refer to Note 9: Debt and Note 10: Derivative Instruments for further information.

During the year ended December 31, 2023, we incurred non-capitalizable merger costs in connection with the CatchMark merger of approximately $2.5 million, primarily consisting of post-merger fees for professional services. During the year ended December 31, 2022, we incurred non-capitalizable merger costs of $27.3 million in connection with the CatchMark merger, primarily for severance benefits, tax gross-up payments to holders of Partnership OP Units and share-based compensation for the acceleration of CatchMark equity awards that fully vested upon closing of the merger and were allocated to the post-merger period. These costs are included in CatchMark merger related expenses in our Consolidated Statements of Operations.

NOTE 18. COMMITMENTS AND CONTINGENCIES

At any given time, we are subject to claims and actions incidental to the operations of our business. Based on information currently available, management believes the company is not a party to any legal proceeding that could have a materially adverse effect on our consolidated financial position, operating results, or net cash flow.

ENVIRONMENTAL MATTER

Pursuant to a 2002 Asset Purchase Agreement under which Sappi Cloquet LLC (Sappi) purchased our Cloquet, Minnesota pulp and paper mill (the Plant), we agreed to indemnify Sappi from certain environmental liabilities accruing from the pre-sale operations of the Plant. In February 2021, we were notified by Sappi that the Environmental Protection Agency (EPA) contacted Sappi about the opportunity to participate with the Minnesota Pollution Control Agency (MPCA) and the EPA in a voluntary federal sediment remediation program under the Great Lakes Legacy Act (GLLA) for a project in the St. Louis River Area of Concern, which runs from Cloquet, Minnesota to Lake Superior. The GLLA is a sediment remediation program administered by EPA that provides up to 65% federal funding for the remediation of contaminated sediments in the Great Lakes region. The GLLA program requires at least 35% cash or in-kind contributions from non-federal sponsors (NFS). The EPA’s invitation to Sappi made no demands on or claims against Sappi, nor have the EPA or the MPCA made any demands or claims against PotlatchDeltic.

The identified sediment remediation project (the Project) at Thomson Reservoir is downstream from the Plant. The Plant was identified for potential partnership with the EPA and the MPCA on the Project based on the Plant’s historic direct discharges of wastewater and leachate from the Plant’s landfill into the St. Louis River prior to the re-routing of the discharges in 1979 to a public wastewater treatment facility. After multiple discussions with the MPCA and completion of our extensive due diligence on this matter, we informed the MPCA in January 2023 that we were interested in voluntarily participating in the Project, subject to an equitable division with the MPCA of the NFS share of the costs and accrued $5.6 million at December 31, 2022 for our estimated contribution to the Project.

We executed a Project agreement with the EPA and the MPCA in October 2023 and estimated our share of the total Project costs between $5.6 million and $6.7 million. In accordance with the Project agreement, we made a $3.4 million payment in November 2023, for our initial share of the Project costs. At December 31, 2023, we have accrued $2.2 million for our estimated remaining contribution to the Project, all of which is included in accounts payable and accrued liabilities in our Consolidated Balance Sheets. While it is reasonably possible that costs may change as the Project develops and work contracts are executed, we are unable to estimate at this time the amount of change, if any, which may be required for our share of this matter in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2023. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2023.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

PotlatchDeltic Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited PotlatchDeltic Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Seattle, Washington

February 15, 2024

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of the company's officers or directors adopted, modified or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings "Board of Directors," and "Corporate Governance" from our definitive Proxy Statement to be filed with the SEC on or about March 28, 2024.

Our Corporate Conduct and Ethics Code, which is applicable to all directors, officers and employees, can be found on our website at www.PotlatchDeltic.com. We post any amendments to or waivers from our Corporate Conduct and Ethics Code on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information set forth under the headings "Report of the Executive Compensation and Personnel Policies Committee," "Compensation Discussion and Analysis," "Executive Compensation Tables," “CEO Pay Ratio,” "Compensation of Directors" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be filed with the SEC on or about March 28, 2024, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading "Security Ownership" in our definitive Proxy Statement to be filed with the SEC on or about March 28, 2024, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is to be included under the heading "Corporate Governance - Transactions with Related Persons" in our definitive Proxy Statement to be filed with the SEC on or about March 28, 2024, and is incorporated herein by reference.

The information required by this item regarding director independence is to be included under the headings "Board of Directors" and "Corporate Governance - Director Independence" in our definitive Proxy Statement to be filed with the SEC on or about March 28, 2024, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is to be included under the heading "Audit Committee Report - Fees Paid to Independent Registered Public Accounting Firm in 2023 and 2022" in our definitive Proxy Statement to be filed with the SEC on or about March 28, 2024, and is incorporated herein by reference.

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

2.2*

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

10.4[1]*

PotlatchDeltic Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original PotlatchDeltic for the quarter ended June 30, 2005.

10.5[1]*

Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(c), filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original PotlatchDeltic for the fiscal year ended December 31, 2003. (SEC File No. 001-5313)

10.6[1]*	Amendment, effective as of January 1, 2009, to Plan described in Exhibit (10)(c), filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

10.7[1]*

PotlatchDeltic Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original PotlatchDeltic for the quarter ended June 30, 2005.

10.8[1]*

PotlatchDeltic Corporation Deferred Compensation Plan for Directors II, as amended and restated effective May 8, 2014 and further amended and restated effective September 8, 2016, filed as Exhibit 10(e) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

10.9[1]*	First Amendment to the PotlatchDeltic Corporation Deferred Compensation Plan for Directors II, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 7, 2017.

10.10[1]*

PotlatchDeltic Corporation Benefits Protection Trust Agreement, dated November 29, 2023, between PotlatchDeltic Corporation and U.S. Bank National Association, as trustee, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2023.

10.11[1,2]	Form of Indemnification Agreement with directors and executive officers of the Registrant.

10.12[1]*

PotlatchDeltic Corporation 2005 Stock Incentive Plan, as amended and restated May 19, 2006, filed as Exhibit (10)(r) to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2006, and as further amended and restated effective September 16, 2006, filed as Exhibit (10)(e) to the Current Report on Form 8-K filed by the Registrant on September 21, 2006.

10.13[1]*	PotlatchDeltic Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.C to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2014.

10.14[1]*

PotlatchDeltic Corporation Restricted Stock Unit Award Notice and Agreement (Directors) 2014 Long-Term Incentive Plan, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on December 7, 2017.

10.15[1]*	Form of 2014 RSU Award Notice and Award Agreement (2014 Long-Term Incentive Plan) filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 9, 2014.

10.16[1]*	Form of 2015 RSU Award Notice and Agreement (2014 Long-Term Incentive Plan) filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 18, 2015.

10.17[1]*	Form of 2019 Performance Share Award Notice and Agreement (2014 Long-Term Incentive Plan), filed as Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

10.18[1]*	Form of 2019 RSU Award Notice and Agreement (2014 Long-term Incentive Plan) filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on February 21, 2019.

10.191*	PotlatchDeltic Corporation 2019 Long-Term Incentive Plan filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.20[1]*	PotlatchDeltic Corporation Amended and Restated 2019 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 4, 2022.

10.21[1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan RSU Award Notice (Employee) filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.22[1]*

Form of PotlatchDeltic 2019 Long-Term Incentive Plan RSU Award Agreement for restricted stock unit awards granted prior to December 2, 2021, filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.231*

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

10.30[1,2]	PotlatchDeltic Corporation Salaried Supplemental Benefit Plan II, effective December 5, 2008, amended and restated as of January 1, 2024.

10.31[1]*	PotlatchDeltic Corporation Annual Incentive Plan effective January 1, 2023, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 2, 2022.

10.32[1,2]	PotlatchDeltic Corporation Management Deferred Compensation Plan, effective June 1, 2008, amended and restated as of January 1, 2024.

10.33[1]*

Summary of PotlatchDeltic Corporation Non-Employee Director Compensation, effective May 4, 2023, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2023.

10.34*

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

10.35*

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

10.36*

Second amendment to Second Amended and Restated Term Loan Agreement dated December 2, 2019, by and among the Registrant and its wholly-owned subsidiaries as borrowers and Northwest Farm Credit Services, PCA, as Administrative Agent, the Guarantors party thereto, and the Lenders party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Registrant on December 10, 2019.

10.37*

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

10.38*

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

10.39*

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

10.40*

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

10.41*

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

10.42*

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

10.43*

Ninth amendment to Second Amended and Restated Term Loan Agreement dated December 1, 2023, by and among the Registrant and its wholly-owned subsidiaries as borrowers and AgWest Farm Credit, PCA (as successor in interest to Northwest Farm Credit Services, PCA), as Administrative Agent, the Guarantors party thereto, the Lenders party thereto, and the Voting Participants party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 1, 2023.

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

10.46*

First Amendment to Third Amended and Restated Credit Agreement dated as of May 18, 2023 by and among the Registrant and its wholly-owned subsidiaries as borrowers, KeyBank National Association as Administrative Agent, and the Lenders party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 18, 2023.

10.47*

Group annuity contract, effective March 6, 2020, between NY Life Insurance Company and the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on October 16, 2020.

10.48*

Group annuity contract, effective March 17, 2022, between American General Life Insurance Company and PotlatchDeltic Corporation, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 21, 2023.

10.49*

Engineering, Procurement and Construction Agreement, dated as of June 3, 2022, between PotlatchDeltic Manufacturing, LLC and BID Group Construction US Inc., filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 6, 2022.

21[2]	PotlatchDeltic Corporation Subsidiaries.

23[2]	Consent of Independent Registered Public Accounting Firm.

24[2]	Powers of Attorney.

31[2]	Rule 13a-14(a)/15d-14(a) Certifications.

32[2]	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

97[1,2]	PotlatchDeltic Corporation Incentive Compensation Recovery Policy for Executive Officers, effective December 1, 2023.

101

The following financial information from PotlatchDeltic Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 15, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iii) the Consolidated Balance Sheets at December 31, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (v) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021 and (vi) the Notes to Consolidated Financial Statements.

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
Eric J. Cremers
President and Chief Executive Officer

Date: February 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 2024, by the following persons on behalf of the registrant in the capacities indicated.

/s/ ERIC J. CREMERS	Director, President and Chief Executive Officer
Eric J. Cremers	(Principal Executive Officer)
/s/ WAYNE WASECHEK	Vice President and Chief Financial Officer
Wayne Wasechek
/s/ GLEN F. SMITH	Chief Accounting Officer (Principal Accounting Officer)
Glen F. Smith
*	Director, Chairperson of the Board
Michael J. Covey
*	Director
Anne L. Alonzo
*	Director
Linda M. Breard
*	Director
James M. DeCosmo
*	Director
William L. Driscoll
*	Director
D. Mark Leland
*	Director
Lawrence S. Peiros
*	Director
Lenore M. Sullivan

*By	/s/ MICHELE L. TYLER
Michele L. Tyler
(Attorney-in-fact)