Form 10-Q
period 2024-03-31
POTLATCHDELTIC CORP
filed 2024-05-03
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding (in thousands) at April 30, 2024, was 79,508.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Revenues	$228,127	$257,962
Costs and expenses:
Cost of goods sold	212,160	224,350
Selling, general and administrative expenses	20,727	18,230
CatchMark merger-related expenses	—	2,209
	232,887	244,789
Operating income (loss)	(4,760)	13,173
Interest expense, net	282	(199)
Non-operating pension and other postretirement employee benefits	201	(228)
Other	(145)	10
Income (loss) before income taxes	(4,422)	12,756
Income taxes	4,117	3,504
Net income (loss)	$(305)	$16,260

Net income (loss) per share:
Basic	$—	$0.20
Diluted	$—	$0.20
Dividends per share	$0.45	$0.45
Weighted-average shares outstanding
Basic	79,677	80,027
Diluted	79,677	80,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income (loss)	$(305)	$16,260
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits	(229)	(131)
Cash flow hedges	15,925	(17,335)
Other comprehensive income (loss), net of tax	15,696	(17,466)
Comprehensive income (loss)	$15,391	$(1,206)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$180,150	$230,118
Customer receivables, net	27,132	21,892
Inventories, net	77,572	78,665
Other current assets	84,844	46,258
Total current assets	369,698	376,933
Property, plant and equipment, net	375,891	372,832
Investment in real estate held for development and sale	55,524	56,321
Timber and timberlands, net	2,415,818	2,440,398
Intangible assets, net	15,196	15,640
Other long-term assets	176,812	169,132
Total assets	$3,408,939	$3,431,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$80,697	$82,383
Current portion of long-term debt	175,654	175,615
Current portion of pension and other postretirement employee benefits	4,535	4,535
Total current liabilities	260,886	262,533
Long-term debt	858,365	858,113
Pension and other postretirement employee benefits	68,391	67,856
Deferred tax liabilities, net	32,546	36,641
Other long-term obligations	35,479	35,015
Total liabilities	1,255,667	1,260,158
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, 200,000 shares authorized, 79,508 and 79,365 shares issued and outstanding	79,508	79,365
Additional paid-in capital	2,306,499	2,303,992
Accumulated deficit	(351,463)	(315,291)
Accumulated other comprehensive income	118,728	103,032
Total stockholders’ equity	2,153,272	2,171,098
Total liabilities and stockholders' equity	$3,408,939	$3,431,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(305)	$16,260
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	30,802	32,173
Basis of real estate sold	4,092	10,631
Change in deferred taxes	(4,145)	394
Pension and other postretirement employee benefits	1,143	1,611
Equity-based compensation expense	2,560	2,279
Interest received under swaps with other-than-insignificant financing element	(7,458)	(5,454)
Other, net	2,961	1,945
Change in working capital and operating-related activities, net	(13,252)	(17,205)
Real estate development expenditures	(1,135)	(2,408)
Funding of pension and other postretirement employee benefits	(914)	(1,087)
Proceeds from insurance recoveries	1,680	—
Net cash from operating activities	16,029	39,139

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(4,995)	(4,255)
Timberlands reforestation and roads	(7,874)	(6,118)
Acquisition of timber and timberlands	(31,438)	—
Interest received under swaps with other-than-insignificant financing element	6,938	5,055
Other, net	373	422
Net cash from investing activities	(36,996)	(4,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(35,779)	(35,962)
Other, net	(792)	(838)
Net cash from financing activities	(36,571)	(36,800)
Change in cash, cash equivalents and restricted cash	(57,538)	(2,557)
Cash, cash equivalents and restricted cash at beginning of period	237,688	345,591
Cash, cash equivalents and restricted cash at end of period	$180,150	$343,034

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$10,401	$1,835
Accrued timberlands reforestation and roads	$1,028	$1,041

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown above in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2024	March 31, 2023
Cash and cash equivalents	$180,150	$325,632
Restricted cash included in other current and long-term assets[1]	—	17,402
Total cash, cash equivalents, and restricted cash	$180,150	$343,034

1

Amounts included in restricted cash represent proceeds held by a qualified intermediary that were or are intended to be reinvested in timber and timberlands.

At March 31, 2024 and 2023, $0 and $14.0 million, respectively, was classified as Other current assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income	Equity
Balance, December 31, 2023	79,365	$79,365	$2,303,992	$(315,291)	$103,032	$2,171,098
Net loss	—	—	—	(305)	—	(305)
Shares issued for stock compensation	143	143	(143)	—	—	—
Equity-based compensation expense	—	—	2,560	—	—	2,560
Pension plans and OPEB obligations, net of tax	—	—	—	—	(229)	(229)
Cash flow hedges, net of tax	—	—	—	—	15,925	15,925
Common dividends, $0.45 per share	—	—	—	(35,779)	—	(35,779)
Other transactions, net	—	—	90	(88)	—	2
Balance, March 31, 2024	79,508	$79,508	$2,306,499	$(351,463)	$118,728	$2,153,272

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income	Equity
Balance, December 31, 2022	79,683	$79,683	$2,294,797	$(208,979)	$97,652	$2,263,153
Net income	—	—	—	16,260	—	16,260
Shares issued for stock compensation	233	233	(233)	—	—	—
Equity-based compensation expense	—	—	2,279	—	—	2,279
Pension plans and OPEB obligations, net of tax	—	—	—	—	(131)	(131)
Cash flow hedges, net of tax	—	—	—	—	(17,335)	(17,335)
Common dividends, $0.45 per share	—	—	—	(35,962)	—	(35,962)
Other transactions, net	—	—	84	(85)	—	(1)
Balance, March 31, 2023	79,916	$79,916	$2,296,927	$(228,766)	$80,186	$2,228,263

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

Condensed Consolidated Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements provide an overall view of our results and financial condition and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Certain disclosures normally provided in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 15, 2024. Results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and requires judgments affecting the amounts reported in the financial statements and the accompanying notes. Actual results may differ materially from our estimates.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expense categories that are regularly reported to the chief operating decision maker and included in each reported measure of a segment’s profit or loss and increased interim disclosure requirements, among others. The adoption of this ASU on January 1, 2024, including the required retrospective application for all periods presented in the financial statements, will be reflected in our annual financial statements for the year ended December 31, 2024, and interim financial statements beginning in 2025. Management is currently evaluating the impact of this ASU on the company's financial statement disclosures.

Recent Accounting Standards Not Yet Adopted

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

Reclassifications

Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported net income (loss), net income (loss) per share, comprehensive income (loss), cash flows, total assets, total liabilities, or shareholders' equity as previously reported.

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

The following table presents our revenues by major product:

	Three Months Ended March 31,
(in thousands)	2024	2023
Timberlands
Northern region
Sawlogs	$33,806	$53,325
Pulpwood	65	403
Other	311	261
Total Northern revenues	34,182	53,989

Southern region
Sawlogs	31,216	31,754
Pulpwood	15,648	16,132
Stumpage	7,632	9,233
Other	4,272	4,130
Total Southern revenues	58,768	61,249

Total Timberlands revenues	92,950	115,238

Wood Products
Lumber	116,723	113,798
Residuals and Panels	31,875	38,997
Total Wood Products revenues	148,598	152,795

Real Estate
Rural real estate	5,526	17,819
Development real estate	2,874	2,800
Other	2,707	3,244
Total Real Estate revenues	11,107	23,863

Total segment revenues	252,655	291,896
Intersegment Timberlands revenues[1]	(24,528)	(33,934)
Total consolidated revenues	$228,127	$257,962

1	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

Management uses Adjusted EBITDDA to evaluate the operating performance and effectiveness of operating strategies of our segments and allocation of resources to them. EBITDDA is calculated as net income (loss) before interest expense, net, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses. Our calculation of Adjusted EBITDDA may not be comparable to that reported by other companies.

The following table summarizes information for each of the company’s reportable segments and includes a reconciliation of Total Adjusted EBITDDA to income (loss) before income taxes. Corporate information is included to reconcile segment data to the Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
(in thousands)	2024	2023
Adjusted EBITDDA:
Timberlands	$34,748	$46,639
Wood Products	(139)	(31)
Real Estate	6,228	19,465
Corporate	(12,665)	(10,741)
Eliminations and adjustments	1,550	2,445
Total Adjusted EBITDDA	29,722	57,777
Interest expense, net[1]	282	(199)
Depreciation, depletion and amortization	(30,395)	(31,764)
Basis of real estate sold	(4,092)	(10,631)
CatchMark merger-related expenses	—	(2,209)
Non-operating pension and other postretirement employee benefits	201	(228)
Gain on disposal of fixed assets	5	—
Other	(145)	10
Income (loss) before income taxes	$(4,422)	$12,756

Depreciation, depletion and amortization:
Timberlands	$17,625	$20,461
Wood Products	12,516	11,035
Real Estate	138	156
Corporate	116	112
	30,395	31,764
Bond discounts and deferred loan fees[1]	407	409
Total depreciation, depletion and amortization	$30,802	$32,173

Basis of real estate sold:
Real Estate	$4,094	$10,631
Eliminations and adjustments	(2)	—
Total basis of real estate sold	$4,092	$10,631

1	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands)	2024	2023
Basic weighted-average shares outstanding	79,677	80,027
Incremental shares due to:
Performance shares	—	97
Restricted stock units	—	43
Diluted weighted-average shares outstanding	79,677	80,167

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

For the three months ended March 31, 2024 and 2023, there were approximately 421,500 and 134,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan), or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined according to, and subject to, the terms of the Trading Plan, and, subject to the terms of the Trading Plan, the 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason. No shares were repurchased under the 2022 Repurchase Program during the three months ended March 31, 2024 and 2023. At March 31, 2024, we had remaining authorization of $125.0 million for future stock repurchases under the 2022 Repurchase Program. Transaction costs are not counted against authorized funds.

We record share repurchases upon trade date as opposed to the settlement date. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	March 31, 2024	December 31, 2023
Logs	$31,379	$39,011
Lumber, panels and veneer	39,613	34,621
Materials and supplies	25,260	23,713
Total inventories	96,252	97,345
Less: LIFO reserve	(18,680)	(18,680)
Total inventories, net	$77,572	$78,665

Property, plant and equipment

(in thousands)	March 31, 2024	December 31, 2023
Property, plant and equipment	$697,182	$681,914
Less: accumulated depreciation	(321,291)	(309,082)
Total property, plant and equipment, net	$375,891	$372,832

Timber and timberlands

(in thousands)	March 31, 2024	December 31, 2023
Timber and timberlands	$2,324,815	$2,347,300
Logging roads	91,003	93,098
Total timber and timberlands, net	$2,415,818	$2,440,398

In January 2024, we entered into an agreement to sell approximately 34,000 acres of four-year average age Southern timberlands for approximately $58.0 million to Forest Investment Associates (FIA), subject to certain adjustments as defined in the agreement. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2024. At March 31, 2024, $42.8 million of timber and timberlands basis associated with the pending sale to FIA was classified as real estate held for sale and is included in Other current assets on the Condensed Consolidated Balance Sheets. We generally consider assets to be held for sale at the point at which a sale contract is executed, the buyer has made a significant non-refundable earnest money deposit against the contracted purchase price, and there is a high degree of certainty a transaction will close. Additionally, in January 2024, we acquired 16,000 acres of timberlands in Arkansas for $31.4 million, including transaction costs. We funded the acquisition with cash on hand.

Accounts payable and accrued liabilities

(in thousands)	March 31, 2024	December 31, 2023
Accrued payroll and benefits	$16,692	$24,473
Accounts payable	11,258	12,521
Deferred revenue[1]	8,000	10,455
Accrued taxes	7,222	5,712
Accrued interest	6,836	8,344
Other current liabilities	30,689	20,878
Total accounts payable and accrued liabilities	$80,697	$82,383

1

Deferred revenue predominately relates to hunting and other access rights on our timberlands, payments received for lumber shipments where control of goods has not transferred, member-related activities at an owned country club and any post-close obligations for real estate sales. These deferred revenues are recognized over the term of the respective contract, which is typically twelve months or less, except for country club initiation fees which are recognized over the average life of club membership.

NOTE 5. DEBT

TERM LOANS

At March 31, 2024 our total outstanding principal on our long-term debt of $1.0 billion included $971.0 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender. Certain borrowings under the Amended Term Loan Agreement are at the one-month Secured Overnight Financing Rate (SOFR)-indexed variable rates, plus a spread between 1.61% and 2.30%. We have entered into SOFR-indexed interest rate swaps to fix the interest rate on these variable rate term loans. See Note: 6 Derivative Instruments for additional information. Approximately $175.7 million of our outstanding long-term debt was classified as current at March 31, 2024 on our accompanying Condensed Consolidated Balance Sheets, including a $110.0 million term loan and a $65.7 million revenue bond that mature during 2024.

CREDIT AGREEMENT

On May 18, 2023, we entered into a First Amendment to the Third Amended and Restated Credit Agreement (Amended Credit Agreement). The Amended Credit Agreement provides for loans based on SOFR instead of the London Inter-Bank Offered Rate, or LIBOR, provides us the option to borrow based on a daily SOFR or term SOFR basis, and provides mechanics relating to the transition from the use of SOFR to a replacement benchmark rate upon the occurrence of certain transition events.

The Amended Credit Agreement provides for a $300.0 million revolving line of credit that matures February 14, 2027. As provided in the Amended Credit Agreement, borrowing capacity may be increased by up to an additional $500.0 million. The revolving line of credit also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both sub facilities reduces availability under the revolving line of credit. We may utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures. At March 31, 2024, there were no borrowings under the revolving line of credit and approximately $0.7 million of our revolving line of credit was utilized for outstanding letters of credit.

We were in compliance with all debt and credit agreement covenants at March 31, 2024.

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

At March 31, 2024, we have interest rate swaps associated with $761.0 million of SOFR-indexed term loan debt. These cash flow hedges convert variable rates ranging from one-month SOFR plus 1.61% to 2.30%, to fixed rates ranging from 2.14% to 4.83% before patronage credits from lenders. At March 31, 2024, we also have $200.0 million of forward-starting interest rate swaps designated as cash flow hedges for expected future debt refinances that require settlement on the stated maturity date.

The gross fair values of derivative instruments at March 31, 2024 and December 31, 2023, were $142.6 million and $129.1 million, respectively, all of which were classified in Other assets, non-current on our Condensed Consolidated Balance Sheets. Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss):

		Three Months Ended March 31,
(in thousands)	Location	2024	2023
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income (loss) recognized in other comprehensive income (loss), net of tax		$21,520	$(13,591)
Amounts reclassified from accumulated other comprehensive income to income, net of tax[1]	Interest expense, net	$5,595	$3,744

Interest expense, net		$282	$(199)

1

Realized gains and losses on interest rate contracts consist of realized net cash received or paid and interest accruals on the interest rate swaps during the periods in addition to amortization of amounts out of other comprehensive income (loss) related to certain terminated hedges and adjustments to interest expense resulting from amortization of inception value of certain off-market designated hedges. For the three months ended March 31, 2024 and 2023, we amortized approximately $2.6 million and $2.5 million, respectively, of the off-market designated hedges which is included in Other, net within operating activities in the Condensed Consolidated Statements of Cash Flows. Net cash received or paid is included within Interest expense, net in the Condensed Consolidated Statements of Operations.

At March 31, 2024, the amount of net gains expected to be reclassified into earnings in the next 12 months is approximately $19.6 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the SOFR rates at the time of net swap cash payments.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$142,636	$142,636	$129,125	$129,125

Long-term debt, including current portion (Level 2):
Term loans	$(970,082)	$(966,066)	$(969,919)	$(965,718)
Revenue bonds	(65,735)	(64,786)	(65,735)	(64,786)
Total long-term debt[1]	$(1,035,817)	$(1,030,852)	$(1,035,654)	$(1,030,504)

Company owned life insurance asset (COLI) (Level 3)	$5,361	$5,361	$5,220	$5,220

1	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 8. EQUITY-BASED COMPENSATION

We issue new shares of common stock to settle performance stock awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units. At March 31, 2024, approximately 1.5 million shares were available for future use under our long-term incentive plans.

Share-based compensation activity during the three months ended March 31, 2024, included the following:

	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	130,536	—	1,344
Restricted Stock Units (RSUs)	91,520	5,500	745

Approximately 0.1 million shares of common stock were issued to employees during the three months ended March 31, 2024, as a result of PSA and RSU vesting during 2023 and 2024.

The following table details compensation expense and the related income tax benefit for company specific equity-based awards:

	Three Months Ended March 31,
(in thousands)	2024	2023
Equity-based compensation expense:
Performance share awards	$1,369	$1,421
Restricted stock units	1,142	809
Deferred compensation stock equivalent units expense	49	49
Total equity-based compensation expense	$2,560	$2,279

Total tax benefit recognized for equity-based expense	$159	$122

Performance Share Awards

The weighted-average grant date fair value of PSAs granted during the three months ended March 31, 2024, was $52.92 per share. PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under the stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the performance measurement period, the recipients will receive dividend equivalents in the form of additional shares of common stock at the date of settlement equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. The share awards are not considered participating securities.

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards granted in 2024:

Stock price as of valuation date	$44.67
Risk-free rate	4.20%
Expected volatility	27.71%
Expected dividend yield[1]	—
Expected term (years)	3.00

1	Full dividend reinvestment assumed.

Restricted Stock Units

The weighted-average fair value of all RSUs granted during the three months ended March 31, 2024, was $44.72 per share. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The RSU awards granted accrue dividend equivalents based on dividends paid during the RSU vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. The share awards are not considered participating securities.

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

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	March 31, 2024	December 31, 2023
Assets
Operating lease assets	Other long-term assets	$9,810	$10,169
Finance lease assets[1]	Property, plant and equipment, net	11,895	11,281
Total lease assets		$21,705	$21,450

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$2,573	$2,575
Finance lease liabilities	Accounts payable and accrued liabilities	4,797	4,525
Noncurrent:
Operating lease liabilities	Other long-term obligations	7,181	7,590
Finance lease liabilities	Other long-term obligations	6,996	6,699
Total lease liabilities		$21,547	$21,389

1	Finance lease assets are presented net of accumulated amortization of $10.8 million and $9.6 million at March 31, 2024 and December 31, 2023, respectively.

The following table presents the components of lease expense:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease costs[1]	$839	$886
Finance lease costs:
Amortization of leased assets	1,269	1,231
Interest expense	134	111
Net lease costs	$2,242	$2,228

1	Excludes short-term leases and variable lease costs, which are immaterial.

The following table presents supplemental cash flow information related to leases:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$887	$891
Operating cash flows for finance leases	$134	$111
Financing cash flows for finance leases	$1,312	$1,237
Leased assets exchanged for new lease liabilities:
Operating leases	$393	$—
Finance leases	$1,831	$526

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended March 31,
	Pension		OPEB
(in thousands)	2024	2023	2024	2023
Service cost	$1,321	$1,356	$23	$27
Interest cost	3,123	3,138	219	294
Expected return on plan assets	(3,237)	(3,028)	—	—
Amortization of prior service cost	5	11	—	—
Amortization of actuarial (gain) loss	20	(21)	(331)	(166)
Total net periodic cost	$1,232	$1,456	$(89)	$155

During the three months ended March 31, 2024 and 2023, funding of pension and other postretirement employee benefit plans was $0.9 million and $1.1 million, respectively.

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details changes in amounts included in our Accumulated Other Comprehensive Income (AOCI) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended March 31,
(in thousands)	2024	2023
Pension and Other Postretirement Employee Benefits
Balance at beginning of period	$(18,925)	$(28,494)
Unrecognized losses arising in AOCI during the period:
Gross	—	—
Tax effect	—	—
Reclassifications from AOCI to earnings:
Other[1]	(306)	(176)
Tax effect	77	45
Net of tax amount	(229)	(131)
Balance at end of period	(19,154)	(28,625)
Cash Flow Hedges
Balance at beginning of period	121,957	126,146
Unrecognized gains (losses) arising in AOCI during the period:
Gross	21,872	(13,881)
Tax effect	(352)	290
Reclassifications from AOCI to earnings:
Gross[2]	(5,719)	(3,837)
Tax effect	124	93
Net of tax amount	15,925	(17,335)
Balance at end of period	137,882	108,811
Accumulated other comprehensive income, end of period	$118,728	$80,186

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

After multiple discussions with the MPCA and completion of our extensive due diligence on this matter, we informed the MPCA in January 2023 that we were interested in voluntarily participating in the remediation project at Thomson Reservoir (Project), and as a result, accrued $5.6 million at December 31, 2022 for our estimated contribution to the Project.

In October 2023 we executed a Project agreement with the EPA and the MPCA and made a $3.4 million payment in November 2023 for our initial share of the Project costs. Our share of the total Project costs is estimated to be between $5.3 million and $5.9 million. At March 31, 2024, we have $2.2 million accrued for our estimated remaining contribution to the Project, all of which is included in accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. While it is reasonably possible that costs may change as the Project work progresses, we are unable to estimate at this time the amount of change, if any, which may be required for our share of this matter in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expectations regarding economic conditions, including interest rates and our ability to offset the impact of inflation; expected seasonal fluctuations in our business segments; expected effectiveness of our hedging instruments and swaps; amount of net earnings on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected return on pension assets; anticipated share repurchases and dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; potential uses of our credit facility; expectations regarding debt obligations, interest payments and debt refinancing; maintenance of our investment grade credit rating; expectations regarding the United States (U.S.) housing market and home repair and remodeling activity; the lumber and log markets and pricing; lumber shipment volumes; timber harvest volumes; rural real estate and real estate development sales; including the closing of a sale of approximately 34,000 acres of timberland in 2024 sufficiency of cash and any necessary borrowings to meet operating requirements; expected 2024 and future capital expenditures; costs associated with the expansion and modernization of our Waldo, Arkansas sawmill, the expected timing of completion of the project, and expected increases in productivity and reduction in operating costs resulting from the project; the expected dollar amount of our share of the total sediment remediation project costs related to the Thomson Reservoir; expectations regarding our ability to participate in the development of the natural climate solutions and forest carbon sequestration markets; and similar matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as anticipates, approximately, believes, continue, could, estimates, expects, future, intends, long-term, may, should, will, or similar words or terminology. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•
the effect of general economic conditions in the U.S. and international economies, including employment rates, interest rate levels, discount rates, housing starts, and the general availability of financing for home mortgages;
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
•
the risk of loss from fire at our facilities and on our timberland;
•
the impact of pandemic disease or other human health threats, floods, windstorms, hurricanes, pest infestation or other natural disasters;
•
changes in the cost or availability of shipping and transportation;
•
changes in principal expenses, continued elevated inflation and the extent to which such elevated inflation will continue and impact our principal expenses;
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

For a discussion of some of the factors that may affect our business, results and prospects and a nonexclusive listing of forward-looking statements, refer to Cautionary Statement Regarding Forward-Looking Information on page 1 and Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Investors should not interpret the disclosure of a risk to imply that the risk has not already materialized. Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

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

Our business segments have been and will continue to be influenced by a variety of factors, including tariffs, quotas and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber prices, weather conditions, disruptions or inefficiencies in our supply chain including the availability of transportation, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, inflation, asset dispositions or acquisitions, impact of pandemics (such as COVID-19 and its variants), fires at our Wood Products facilities or on our timberlands, other natural disasters and other factors.

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

Non-GAAP Measures

To supplement our financial statements presented in accordance with generally accepted accounting principles in the United States (GAAP), we present certain non-GAAP measures on a consolidated basis, including Total Adjusted EBITDDA and Cash Available for Distribution (CAD), which are defined and further explained and reconciled to the nearest GAAP measure in the Liquidity and Performance Measures section below. The presentation of these non-GAAP financial measures should be considered only as supplemental to, and are not intended to be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Our definitions of these non-GAAP measures may differ from similarly titled measures and may not be comparable to other similarly titled non-GAAP measures presented by other companies due to potential inconsistencies in methods of calculation.

See Note 2: Segment Information in the Notes to the Condensed Consolidated Financial Statements for information related to the use of Adjusted EBITDDA for our segments.

Business and Economic Trends Affecting Our Operations

The operating results of our Timberlands, Wood Products and Real Estate business segments have been and will continue to be affected by the cyclical nature of the forest products industry. Log and pulpwood sales volumes in our Timberlands segment are typically lower in the first half of each year as winter rains in the Southern region and spring thaw in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions that restrict access to logging sites. The third quarter is typically our Timberland's segments strongest production quarter. Demand for our manufactured wood products typically decreases in the winter months when construction activity is slower, while demand typically increases during the spring, summer and fall when construction activity is generally higher.

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

Interest rates impact our business primarily through their effect on mortgage rates and the broader U.S. economy, and their influence on our capital allocation activities. Speculation on the timing, number, and amount of interest rate reductions by the U.S. Federal Reserve during 2024 along with the overall condition of the economy, and fluctuations in financial markets are all factors that have influenced long-term interest rates. Over the past decade, the average 30-year fixed mortgage rate was below 4.0% and began rising above this rate late in the first quarter of 2022 before peaking at approximately 7.8% in October 2023, and ending 2023 at approximately 6.6%. Rates have increased since the end of 2023, averaging nearly 6.8% during the first quarter of 2024. Inflation, which has remained persistently elevated so far in 2024, is expected to have a significant impact on the U.S. Federal Reserve’s decision to adjust interest rates.

The number of existing homes on the market remains historically low and housing affordability remains a barrier to home ownership. In April 2024, the U.S. Census Bureau reported total housing starts for March 2024 were over 1.3 million on a seasonally-adjusted annual basis, which was down 15.6% from December 2023. However, single-family housing starts were above 1.0 million units on a seasonally-adjusted annual basis for March 2024, the fifth month in a row above 1.0 million units. Additionally, authorized building permits for single-family housing were above 970,000 units on a seasonally-adjusted annual basis for March 2024, the eleventh month in a row above 900,000 units. The new single-family housing market has provided a critical alternative for home buyers and has remained resilient into 2024, supported by homebuilders' ability to construct smaller, more affordable home designs and offer mortgage rate buy-down incentives.

Further, the National Association of Home Builders (NAHB) reported the NAHB/Wells Fargo Housing Market Index (HMI) was 51 in April 2024, up from 37 in December 2023, and the second consecutive month above the key breakeven point of 50. Even though there has been pent-up demand for new construction, builders continue to face several supply-side challenges, including a scarcity of buildable lots and skilled labor, along with higher material costs that continue to increase the cost of building homes. Overall, we believe long-term underlying housing fundamentals remain favorable due to a shortage of homes, lower than historical-average existing inventory for sale, the ongoing shift toward remote work, and a large millennial demographic in their prime home-buying years.

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

In our Timberlands segment, a significant portion of our Idaho sawlog prices are indexed on a four-week lag to lumber prices. The Northern region experienced a decrease in sawlog prices during the first quarter of 2024 compared to the first quarter of 2023 because of lower indexed lumber prices. In the Southern region, sawlog and pulpwood prices remained relatively stable. Our total harvest volume of 1.9 million tons in the first quarter of 2024 was lower than the first quarter of 2023, primarily due to less favorable operating conditions in the Northern region during the first quarter of 2024. We expect to harvest between 1.7 and 1.8 million tons during the second quarter of 2024, with approximately 82% of the volume in the Southern region.

In our Wood Products segment, lumber shipments increased compared to the first quarter of the prior year primarily due to increased lumber production at our Southern sawmills. We shipped 271 million board feet of lumber during the first quarter of 2024, and expect to ship between 275 and 285 million board feet of lumber during the second quarter of 2024.

We expect to sell approximately 43,000 rural acres, and 24 residential lots in Chenal Valley during the second quarter of 2024. Included in the expected rural acres to be sold in the second quarter are approximately 34,000 acres of four-year average age Southern timberlands for approximately $58.0 million to Forest Investment Associates. This transaction is subject to certain adjustments and customary closing conditions as defined in the purchase agreement.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Revenues	$228,127	$257,962	$(29,835)
Costs and expenses:
Cost of goods sold	212,160	224,350	(12,190)
Selling, general and administrative expenses	20,727	18,230	2,497
CatchMark merger-related expenses	—	2,209	(2,209)
	232,887	244,789	(11,902)
Operating income (loss)	(4,760)	13,173	(17,933)
Interest expense, net	282	(199)	481
Non-operating pension and other postretirement employee benefits	201	(228)	429
Other	(145)	10	(155)
Income (loss) before income taxes	(4,422)	12,756	(17,178)
Income taxes	4,117	3,504	613
Net income (loss)	$(305)	$16,260	$(16,565)
Total Adjusted EBITDDA[1]	$29,722	$57,777	$(28,055)

1	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

First Quarter 2024 Compared with First Quarter 2023

Revenues

Revenues were $228.1 million, a decrease of $29.8 million compared with the first quarter of 2023 primarily due to lower Northern sawlog prices and harvest volume, along with fewer rural real estate acres sold.

Cost of goods sold

Cost of goods sold decreased $12.2 million compared with the first quarter of 2023 mainly due to lower logging and hauling costs in the Northern region and fewer rural real estate acres sold. These decreases were partially offset by increased manufacturing costs as a result of increased lumber shipments.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.5 million compared to the first quarter of 2023 primarily due to employee and employee-related costs and increased professional service fees.

CatchMark merger-related expenses

There were no CatchMark merger-related expenses for the three months ended March 31, 2024. CatchMark merger-related expenses for the three months ended March 31, 2023 of $2.2 million primarily related to professional service fees.

Income taxes

Income taxes are primarily due to income or loss from our PotlatchDeltic taxable REIT subsidiaries (TRS). For the three months ended March 31, 2024, we recorded an income tax benefit of $4.1 million on TRS loss before tax of $16.3 million. For the three months ended March 31, 2023, we recorded an income tax benefit of $3.5 million on TRS loss before tax of $13.6 million.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first quarter of 2024 decreased $28.1 million compared to the first quarter of 2023 primarily due to fewer rural real estate acres sold, lower Northern sawlog prices and harvest volume, and increased general and administrative expenses. The decrease in Total Adjusted EBITDDA was partially offset by lower logging and hauling costs. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Revenues[1]	$92,950	$115,238	$(22,288)
Costs and expenses:
Logging and hauling	48,337	59,209	(10,872)
Other	7,774	7,536	238
Selling, general and administrative expenses	2,091	1,854	237
Timberlands Adjusted EBITDDA[2]	$34,748	$46,639	$(11,891)

1	Prior to elimination of intersegment fiber revenues of $24.5 million and $33.9 million for the three months ended March 31, 2024 and 2023, respectively.
2	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended March 31,
Harvest Volumes (in tons)	2024	2023	Change
Northern region
Sawlog	327,423	470,790	(143,367)
Pulpwood	1,863	8,029	(6,166)
Total	329,286	478,819	(149,533)

Southern region
Sawlog	654,623	661,588	(6,965)
Pulpwood	505,296	492,405	12,891
Stumpage	433,895	444,279	(10,384)
Total	1,593,814	1,598,272	(4,458)

Total harvest volume	1,923,100	2,077,091	(153,991)

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$103	$113	$(10)
Pulpwood	$35	$50	$(15)

Southern region
Sawlog	$48	$48	$—
Pulpwood	$31	$33	$(2)
Stumpage	$18	$21	$(3)

1

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three months ended March 31, 2024 compared with the three months ended March 31, 2023:

(in thousands)	Three Months
Timberlands Adjusted EBITDDA - prior year	$46,639
Sales price and mix	(6,439)
Harvest volume	(6,872)
Logging and hauling costs per unit	1,710
Forest management, indirect and other	(290)
Timberlands Adjusted EBITDDA - current year	$34,748

First Quarter 2024 Compared with First Quarter 2023

Timberlands Adjusted EBITDDA for the first quarter of 2024 decreased $11.9 million compared with the first quarter of 2023 primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region decreased 8.8% to $103 per ton primarily due to the effect of lower indexed sawlog prices in Idaho. Southern sawlog prices remained relatively flat.
•
Harvest Volume: Northern harvest volumes decreased 31.2% in the first quarter of 2024 compared to the first quarter of 2023 primarily due to favorable weather conditions in 2023 which extended available haul days. We harvested 1.6 million tons in the Southern region during the first quarter of 2024 and 2023.
•
Logging and Hauling Cost per Unit: Logging and hauling costs per unit were lower due to decreased fuel costs and lower hourly hauling rates in the North.

Wood Products Segment

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Revenues	$148,598	$152,795	$(4,197)
Costs and expenses[1]
Fiber costs	73,460	77,197	(3,737)
Freight, logging and hauling	18,101	20,170	(2,069)
Manufacturing costs	57,709	52,890	4,819
Finished goods inventory change	(4,333)	(962)	(3,371)
Selling, general and administrative expenses	3,709	3,436	273
Other	91	95	(4)
Wood Products Adjusted EBITDDA[2]	$(139)	$(31)	$(108)

1	Prior to elimination of intersegment fiber costs of $24.5 million and $33.9 million for the three months ended March 31, 2024 and 2023, respectively.
2	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended March 31,
	2024	2023	Change
Lumber shipments (MBF)[1]	271,148	261,633	9,515
Lumber sales prices ($ per MBF)	$430	$435	$(5)

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three months ended March 31, 2024 compared with the three months ended March 31, 2023:

(in thousands)	Three Months
Wood Products Adjusted EBITDDA - prior year	$(31)
Lumber:
Price	(1,542)
Log costs per unit	5,538
Manufacturing costs per unit	(734)
Volume	(125)
Residuals, panels and other	(3,245)
Wood Products Adjusted EBITDDA - current year	$(139)

First Quarter 2024 Compared with First Quarter 2023

Wood Products Adjusted EBITDDA for the first quarter of 2024 was consistent with the first quarter of 2023, primarily as a result of the following:

•
Lumber Price: Average lumber sales prices decreased to $430 per MBF during the first quarter of 2024 compared to $435 per MBF during the first quarter of 2023.

•
Log Costs Per Unit: Log costs per unit were lower primarily as a result of lower log costs at our Idaho sawmill and improved log yields at our Southern sawmills.
•
Residual Sales, Panels and Other: Plywood price realization and shipments were lower during the first quarter of 2024 compared to the first quarter of 2023 due to lower demand from industrial customers.

Real Estate Segment

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Revenues	$11,107	$23,863	$(12,756)
Costs and expenses
Costs of goods sold	3,191	2,865	326
Selling, general and administrative expenses	1,688	1,533	155
Real Estate Adjusted EBITDDA[1]	$6,228	$19,465	$(13,237)

1	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended March 31,
	2024	2023
Acres sold	1,801	6,939
Average price per acre	$3,069	$2,568

Development Real Estate	Three Months Ended March 31,
	2024	2023
Residential lots	24	24
Average price per lot	$119,750	$116,429

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three months ended March 31, 2024 compared with the three months ended March 31, 2023:

(in thousands)	Three Months
Real Estate Adjusted EBITDDA - prior year	$19,465
Rural real estate sales	(12,703)
Real estate development sales	(378)
Selling, general and administrative expenses	(154)
Other costs, net	(2)
Real Estate Adjusted EBITDDA - current year	$6,228

First Quarter 2024 Compared with First Quarter 2023

Real Estate Adjusted EBITDDA for the first quarter of 2024 was $6.2 million, a decrease of $13.2 million compared to the first quarter of 2023 primarily as a result of the following:

•
Rural Sales: In first quarter of 2024 there were fewer rural real estate acres sold compared to the first quarter of 2023. The first quarter of 2023 included a 2,240-acre conservation sale in Alabama and a 2,700-acre sale in Georgia with no similar transactions in the first quarter of 2024. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.
•
Development Sales: During the first quarter of 2024, we sold 24 residential lots at an average lot price of $119,750 compared to 24 lots at an average lot price of $116,729 during the first quarter of 2023. The average price per lot fluctuates based on a variety of factors including size, location, and planned end use within the developments.

Liquidity and Capital Resources

Cash generated by our operations is highly dependent on the selling prices of our products and can vary from period to period. Changes in significant sources and uses of cash for the three months ended March 31, 2024 and 2023 are presented by category as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Net cash from operating activities	$16,029	$39,139	$(23,110)
Net cash from investing activities	$(36,996)	$(4,896)	$(32,100)
Net cash from financing activities	$(36,571)	$(36,800)	$229

Net Cash Flows from Operating Activities

Net cash from operating activities decreased $23.1 million in the first quarter of 2024 compared to the first quarter of 2023 primarily as a result of the following:

•
Cash received from customers decreased $28.3 million primarily due to lower Northern harvest volumes and sawlog prices, and fewer rural real estate acres sold. These decreases were partially offset by increased lumber shipments, primarily from our Southern sawmills.
•
Cash payments decreased $6.6 million primarily due to lower Northern harvest volumes and lower employee incentive compensation payouts related to company performance. These declines were partially offset by costs associated with increases in lumber production.
•
During the first quarter of 2024, we received the final $1.7 million of insurance proceeds related to business interruption insurance following the fire at our Ola, Arkansas sawmill in June 2021. No insurance proceeds were received in the first quarter of 2023.
•
Cash paid for interest, net increased compared to the first quarter of 2023 by approximately $2.0 million primarily due to lower interest income earned as a result of lower average cash and cash equivalent balances partially offset by increased patronage dividends from our lenders. Additionally, cash from operating activities for first quarter of 2024 includes reclassification of $7.4 million received from interest rate swaps that contain an other-than-insignificant financing element at inception as investing ($6.9 million) and financing ($0.5 million) activities. Cash from operating activities for first quarter of 2023 includes reclassification of $5.5 million received from interest rate swaps that contain an other-than-insignificant financing element at inception as investing ($5.1 million) and financing ($0.4 million) activities.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
Cash expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first quarter of 2024 and 2023 was $12.9 million and $10.4 million, respectively.
•
Cash expenditures for timberland acquisitions during the first quarter 2024 was approximately $31.4 million associated with a 16,000-acre acquisition in Arkansas. We had no timberland acquisitions during the first quarter of 2023.
•
We received $6.9 million during the first quarter of 2024 compared to $5.1 million during the first quarter of 2023 from certain interest rate swaps that contained an other-than-insignificant financing element at inception, which are required to be classified in investing activities. Cash flows from these above-market interest rate swaps reduce our interest costs on the corresponding variable rate debt.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities was primarily due to dividend payments of $35.8 million during the first quarter of 2024 compared to $36.0 million during the first quarter of 2023.

Future Sources and Uses of Cash

At March 31, 2024, we had cash and cash equivalents of $180.2 million. We expect cash and cash equivalents on hand, cash generated from our operating activities, and available borrowing capacity under our credit agreement, if needed, to be adequate to meet our future cash requirements. At March 31, 2024, there were no significant changes in our cash commitments arising in the normal course of business under our known contractual and other obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In June 2022, we announced a project to expand and modernize our Waldo, Arkansas sawmill. The project is expected to increase the mill’s annual capacity from 190 million board feet of dimensional lumber to approximately 275 million board feet. The investment is also expected to reduce the mill’s operating costs significantly. The Waldo investment includes upgrades to the log yard and planer, a new saw line, and a new continuous dry kiln. The existing mill will continue to operate during the project and completion is expected by the end of 2024. We expect to spend approximately $131.0 million on the project, of which a total of $87.0 million has been spent through March 31, 2024, and approximately $44.0 million is expected to be spent during the remainder of 2024.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Trading Plan), or through privately negotiated transactions. At March 31, 2024, we had remaining authorization of $125.0 million for future stock repurchases under the 2022 Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to the Trading Plan, and, subject to the terms of the Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

Term Loans and Credit Agreement

At March 31, 2024, our total outstanding net long-term debt was $1.0 billion. All interest rates on our outstanding long-term debt are fixed either under fixed-rate loans or variable-rate loans with an associated interest rate swap that fixes the variable benchmark interest rate component. Approximately $175.7 million of our outstanding long-term debt was classified as current at March 31, 2024 on our accompanying Condensed Consolidated Balance Sheets, including a $110.0 million term loan and a $65.7 million revenue bond that mature during 2024. We are currently evaluating options to refinance all or a portion of the maturing term loan and revenue bond. We also have $200.0 million notional of forward-starting interest rate swaps available to reduce the interest rate on any future debt refinancings.

Of our total long-term debt outstanding at March 31, 2024, $971.0 million was drawn under an amended and restated credit agreement dated March 22, 2018 (Amended Term Loan Agreement) with our primary lender.

We have a $300.0 million revolving line of credit with a syndicate of lenders, that matures February 14, 2027 (Amended Credit Agreement). Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At March 31, 2024, there were no borrowings under the revolving line of credit and approximately $0.7 million of the credit facility was utilized by outstanding letters of credit.

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

The following table presents the components and applicable limits of Total Asset Value (TAV), a component of the Leverage Ratio, at March 31, 2024:

(in thousands)
Estimated timberland fair value	$5,333,835
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	263,507
Cash and cash equivalents	180,150
Other[1]	106,376
Total Asset Value	$5,883,868

1

Includes, as applicable, Company Owned Life Insurance (limited to 5% of TAV), Construction in Progress (limited to 10% of TAV) and Investments in Affiliates (limited to 15% TAV) as defined in the Agreements.

At March 31, 2024, we were in compliance with all covenants under the Agreements. The following table sets forth the financial covenants for the Agreements and our status with respect to these covenants at March 31, 2024:

	Covenant Requirement		Actual
Interest coverage ratio	≥	3.00 to 1.00	9.3
Leverage ratio	≤	40%	18%

See Note 5: Debt in the Notes to the Condensed Consolidated Financial Statements for additional information on our debt and credit agreements.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt, and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade.

Capital Structure

(in thousands)	March 31, 2024	December 31, 2023
Long-term debt (including current portion)	$1,034,019	$1,033,728
Cash and cash equivalents	(180,150)	(230,118)
Net debt	853,869	803,610
Market capitalization[1]	3,738,466	3,896,822
Enterprise value	$4,592,335	$4,700,432

Net debt to enterprise value	18.6%	17.1%
Dividend yield[2]	3.8%	3.7%
Weighted-average cost of debt, after tax[3]	2.3%	2.3%

1	Market capitalization is based on outstanding shares of 79.5 million and 79.4 million times closing share prices of $47.02 and $49.10 at March 28, 2024 and December 29, 2023, respectively.
2	Dividend yield is based on annualized dividends per share of $1.80 and share prices of $47.02 and $49.10 at March 28, 2024 and December 29, 2023, respectively.
3	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

Total Adjusted EBITDDA is a non-GAAP measure that management uses in evaluating performance and to allocate resources between segments. Total Adjusted EBITDDA removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. Management believes that this non-GAAP measure, when read in conjunction with our GAAP financial statements, provides useful information to investors and other interested parties by facilitating the comparability of our ongoing operating results over the periods presented and the identification of trends in our underlying business. It also can be used to evaluate the operational performance of the assets under management and to compare of our operating results against analyst financial models and against the operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.

We define EBITDDA as net income (loss) before interest expense, net, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses.

We reconcile Total Adjusted EBITDDA to net income (loss) for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income (loss) to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income (loss)	$(305)	$16,260
Interest expense, net	(282)	199
Income taxes	(4,117)	(3,504)
Depreciation, depletion and amortization	30,395	31,764
Basis of real estate sold	4,092	10,631
CatchMark merger-related expenses	—	2,209
Non-operating pension and other postretirement employee benefit costs	(201)	228
Gain on disposal of fixed assets	(5)	—
Other	145	(10)
Total Adjusted EBITDDA	$29,722	$57,777

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

The following table provides a reconciliation of cash from operating activities to CAD:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Net cash from operating activities[1,2]	$16,029	$39,139	$136,001	$300,741
Capital expenditures[3]	(44,307)	(10,373)	(155,547)	(177,963)
CAD	$(28,278)	$28,766	$(19,546)	$122,778
Net cash from investing activities[4]	$(36,996)	$(4,896)	$(127,404)	$(135,294)
Net cash from financing activities	$(36,571)	$(36,800)	$(171,481)	$(297,767)

1

Net cash from operating activities for the three and twelve months ended March 31, 2024, includes cash paid for CatchMark merger-related expenses of $0 and $0.4 million, respectively, and cash paid for real estate development expenditures of $1.1 million and $10.2 million, respectively. Net cash from operating activities for the three and twelve months ended March 31, 2023, includes cash paid for CatchMark merger-related expenses of $0.5 million and $18.3 million, respectively, and cash paid for real estate development expenditures of $2.4 million and $8.3 million, respectively.

2

Net cash from operating activities for the three and twelve months ended March 31, 2024, excludes $7.5 million and $27.7 million, respectively, of interest rate swap proceeds classified as investing and financing activities. Net cash from operating activities for the three and twelve months ended March 31, 2023, excludes $5.5 million and $8.8 million, respectively, of interest rate swap proceeds classified as investing and financing activities.

3

The three and twelve months ended March 31, 2024, includes Waldo, Arkansas sawmill expansion and modernization related capital expenditures of $0.6 million and $74.8 million, respectively. Additionally, the three and twelve months ended March 31, 2024 includes fire-related capital expenditures for the Ola, Arkansas sawmill of $0 and $0.1 million, respectively, and excludes $0 and $1.4 million, respectively, of insurance proceeds for the Ola, Arkansas sawmill property losses. The three and twelve months ended March 31, 2023 include fire-related capital expenditures for the Ola, Arkansas sawmill of $0.5 and $13.6 million, respectively, and exclude $0 and $8.8 million, respectively, of insurance proceeds for the Ola, Arkansas sawmill property losses.

4	Net cash from investing activities includes payment for capital expenditures and acquisition of non-strategic timber and timberlands, which is also included in our reconciliation of CAD.

Critical Accounting Policies and Estimates

There have been no significant changes during 2024 to our critical accounting policies or estimates as presented in our 2023 Annual Report on Form 10-K.

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

For quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposures to market risk have not changed materially since December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2024. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of March 31, 2024.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). There were no shares repurchased during the first quarter of 2024. At March 31, 2024, we had remaining authorization of $125.0 million for future stock repurchases under the 2022 Repurchase Program. We record share repurchases upon trade date as opposed to settlement date when cash is disbursed.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, the following company officers adopted Rule 10b5-1 trading arrangements (as such term is defined in Item 408(a) of Regulation S-K under the Exchange Act), each on the dates specified below. Each trading arrangement authorizes the automatic sale of the number of shares required to generate sufficient proceeds to cover tax withholding obligations arising from the settlement of performance shares or restricted stock units, as applicable. The proceeds of the sales will be delivered to the company in satisfaction of the applicable withholding obligation, and the number of shares that will be sold to cover the tax withholding obligations is indeterminable. The duration of each arrangement will be until final settlement of the performance share award or restricted stock unit award, as applicable, on or around February 16, 2027.

Name & Title	Date of Adoption
Eric J. Cremers President and Chief Executive Officer	February 20, 2024
Wayne Wasechek Vice President and Chief Financial Officer	March 6, 2024
Ashlee Townsend Cribb Vice President, Wood Products	February 24, 2024
Darin R. Ball Vice President, Timberlands	February 21, 2024
William R. DeReu Vice President, Real Estate	February 20, 2024
Michele L. Tyler Vice President, General Counsel and Corporate Secretary	February 26, 2024
Anna E. Torma Vice President, Public Affairs and Chief Sustainability Officer	March 4, 2024
Robert L. Schwartz Vice President, Human Resources	February 28, 2024
Glen F. Smith Chief Accounting Officer	February 20, 2024

No other officers or directors adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K under the Exchange Act) during the three months ended March 31, 2024.

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
101

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed on May 3, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ GLEN F. SMITH
Glen F. Smith
Chief Accounting Officer (Duly Authorized; Principal Accounting Officer)

Date:	May 3, 2024