Form 10-Q
period 2024-06-30
POTLATCHDELTIC CORP
filed 2024-08-02
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding (in thousands) at July 31, 2024, was 78,913.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenues	$320,671	$246,101	$548,798	$504,063
Costs and expenses:
Cost of goods sold	282,473	215,063	494,633	439,413
Selling, general and administrative expenses	20,752	17,585	41,479	35,815
CatchMark merger-related expenses	—	244	—	2,453
Gain on fire damage	—	(23,110)	—	(23,110)
	303,225	209,782	536,112	454,571
Operating income	17,446	36,319	12,686	49,492
Interest expense, net	(8,696)	(7,613)	(8,414)	(7,812)
Non-operating pension and other postretirement employee benefits	201	(229)	402	(457)
Other	(23)	258	(168)	268
Income before income taxes	8,928	28,735	4,506	41,491
Income taxes	4,750	(6,429)	8,867	(2,925)
Net income	$13,678	$22,306	$13,373	$38,566

Net income per share:
Basic	$0.17	$0.28	$0.17	$0.48
Diluted	$0.17	$0.28	$0.17	$0.48
Dividends per share	$0.45	$0.45	$0.90	$0.90
Weighted-average shares outstanding
Basic	79,627	80,145	79,656	80,087
Diluted	79,741	80,416	79,756	80,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$13,678	$22,306	$13,373	$38,566
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits	(230)	(344)	(459)	(475)
Cash flow hedges	3,611	17,719	19,536	384
Other comprehensive income (loss), net of tax	3,381	17,375	19,077	(91)
Comprehensive income	$17,059	$39,681	$32,450	$38,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$199,723	$230,118
Customer receivables, net	29,977	21,892
Inventories, net	80,097	78,665
Other current assets	47,132	46,258
Total current assets	356,929	376,933
Property, plant and equipment, net	377,060	372,832
Investment in real estate held for development and sale	55,298	56,321
Timber and timberlands, net	2,394,709	2,440,398
Intangible assets, net	14,751	15,640
Other long-term assets	180,304	169,132
Total assets	$3,379,051	$3,431,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$95,477	$82,383
Current portion of long-term debt	175,692	175,615
Current portion of pension and other postretirement employee benefits	4,535	4,535
Total current liabilities	275,704	262,533
Long-term debt	858,617	858,113
Pension and other postretirement employee benefits	68,621	67,856
Deferred tax liabilities, net	27,680	36,641
Other long-term obligations	35,830	35,015
Total liabilities	1,266,452	1,260,158
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, 200,000 shares authorized, 78,902 and 79,365 shares issued and outstanding	78,902	79,365
Additional paid-in capital	2,309,555	2,303,992
Accumulated deficit	(397,967)	(315,291)
Accumulated other comprehensive income	122,109	103,032
Total stockholders’ equity	2,112,599	2,171,098
Total liabilities and stockholders' equity	$3,379,051	$3,431,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,373	$38,566
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	60,476	59,669
Basis of real estate sold	60,617	15,515
Change in deferred taxes	(8,839)	(2,215)
Pension and other postretirement employee benefits	2,288	3,223
Equity-based compensation expense	5,522	3,856
Gain on fire damage	—	(23,110)
Interest received under swaps with other-than-insignificant financing element	(14,967)	(11,767)
Other, net	5,312	3,856
Change in working capital and operating-related activities, net	(3,996)	(14,334)
Real estate development expenditures	(2,722)	(4,304)
Funding of pension and other postretirement employee benefits	(2,135)	(2,304)
Proceeds from insurance recoveries	1,680	9,706
Net cash from operating activities	116,609	76,357

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(26,603)	(10,135)
Timberlands reforestation and roads	(12,814)	(10,714)
Acquisition of timber and timberlands	(31,481)	(1,621)
Interest received under swaps with other-than-insignificant financing element	13,924	10,904
Other, net	618	664
Net cash from investing activities	(56,356)	(10,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(71,456)	(71,920)
Repurchase of common stock	(23,905)	(394)
Other, net	(2,236)	(1,955)
Net cash from financing activities	(97,597)	(74,269)
Change in cash, cash equivalents and restricted cash	(37,344)	(8,814)
Cash, cash equivalents and restricted cash at beginning of period	237,688	345,591
Cash, cash equivalents and restricted cash at end of period	$200,344	$336,777

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$1,177	$178
Accrued timberlands reforestation and roads	$1,912	$2,460
Repurchase of common stock pending settlement	$1,107	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown above in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2024	June 30, 2023
Cash and cash equivalents	$199,723	$331,225
Restricted cash included in other current and long-term assets[1]	621	5,552
Total cash, cash equivalents, and restricted cash	$200,344	$336,777

1

Amounts included in restricted cash represent proceeds held by a qualified intermediary that were or are intended to be reinvested in timber and timberlands. At June 30, 2024 and 2023, $0 and $3.2 million, respectively, was classified as Other current assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income	Equity
Balance, December 31, 2023	79,365	$79,365	$2,303,992	$(315,291)	$103,032	$2,171,098
Net loss	—	—	—	(305)	—	(305)
Shares issued for stock compensation	143	143	(143)	—	—	—
Equity-based compensation expense	—	—	2,560	—	—	2,560
Pension plans and OPEB obligations, net of tax	—	—	—	—	(229)	(229)
Cash flow hedges, net of tax	—	—	—	—	15,925	15,925
Dividends on common stock, $0.45 per share	—	—	—	(35,779)	—	(35,779)
Other transactions, net	—	—	90	(88)	—	2
Balance, March 31, 2024	79,508	79,508	2,306,499	(351,463)	118,728	2,153,272
Net income	—	—	—	13,678	—	13,678
Shares issued for stock compensation	4	4	(4)	—	—	—
Equity-based compensation expense	—	—	2,962	—	—	2,962
Repurchase of common stock	(610)	(610)	—	(24,402)	—	(25,012)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(230)	(230)
Cash flow hedges, net of tax	—	—	—	—	3,611	3,611
Dividends on common stock, $0.45 per share	—	—	—	(35,677)	—	(35,677)
Other transactions, net	—	—	98	(103)	—	(5)
Balance, June 30, 2024	78,902	$78,902	$2,309,555	$(397,967)	$122,109	$2,112,599

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income	Equity
Balance, December 31, 2022	79,683	$79,683	$2,294,797	$(208,979)	$97,652	$2,263,153
Net income	—	—	—	16,260	—	16,260
Shares issued for stock compensation	233	233	(233)	—	—	—
Equity-based compensation expense	—	—	2,279	—	—	2,279
Pension plans and OPEB obligations, net of tax	—	—	—	—	(131)	(131)
Cash flow hedges, net of tax	—	—	—	—	(17,335)	(17,335)
Dividends on common stock, $0.45 per share	—	—	—	(35,962)	—	(35,962)
Other transactions, net	—	—	84	(85)	—	(1)
Balance, March 31, 2023	79,916	79,916	2,296,927	(228,766)	80,186	2,228,263
Net income	—	—	—	22,306	—	22,306
Shares issued for stock compensation	4	4	(4)	—	—	—
Equity-based compensation expense	—	—	1,577	—	—	1,577
Repurchase of common stock	(9)	(9)	—	(385)	—	(394)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(344)	(344)
Cash flow hedges, net of tax	—	—	—	—	17,719	17,719
Dividends on common stock, $0.45 per share	—	—	—	(35,958)	—	(35,958)
Other transactions, net	—	—	93	(93)	—	—
Balance, June 30, 2023	79,911	$79,911	$2,298,593	$(242,896)	$97,561	$2,233,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX FOR THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

General

PotlatchDeltic Corporation and its subsidiaries (collectively referred to in this report as the company, us, we or our) is a leading timberland Real Estate Investment Trust (REIT) with operations in nine states. We are engaged in activities associated with timberland management, including the sale of timber, the ownership and management of over 2.1 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacturing and sale of wood products and the development of real estate. Our timberlands, real estate development projects and all of our wood products facilities are located within the continental United States. The primary market for our products is the United States. We converted to a REIT effective January 1, 2006.

Condensed Consolidated Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements provide an overall view of our results and financial condition and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission pertaining to interim financial statements. Certain disclosures normally provided in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 15, 2024. Results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and requires judgments affecting the amounts reported in the financial statements and the accompanying notes. Actual results may differ materially from our estimates.

Commitments and Contingencies

At any given time, we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may have to pay in connection with any legal proceeding would have a material adverse effect on our consolidated financial position or net cash flow. Additionally, during the three and six months ended June 30, 2024, there were no significant changes to our obligation under the Thomson Reservoir Project. At June 30, 2024, we have $2.2 million accrued for our estimated remaining contribution to the project, all of which is included in Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. For further information on the project, refer to Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table presents our revenues by major product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Timberlands
Northern region
Sawlogs	$40,564	$36,822	$74,370	$90,147
Pulpwood	215	369	280	772
Other	375	372	686	633
Total Northern revenues	41,154	37,563	75,336	91,552

Southern region
Sawlogs	34,309	27,802	65,525	59,556
Pulpwood	15,315	15,006	30,963	31,138
Stumpage	4,088	4,148	11,720	13,381
Other	3,936	4,098	8,208	8,228
Total Southern revenues	57,648	51,054	116,416	112,303

Total Timberlands revenues	98,802	88,617	191,752	203,855

Wood Products
Lumber	120,888	133,289	237,611	247,087
Residuals and Panels	32,691	34,380	64,566	73,377
Total Wood Products revenues	153,579	167,669	302,177	320,464

Real Estate
Rural real estate	84,853	4,570	90,379	22,389
Development real estate	7,488	9,409	10,362	12,209
Other	3,391	3,085	6,098	6,329
Total Real Estate revenues	95,732	17,064	106,839	40,927

Total segment revenues	348,113	273,350	600,768	565,246
Intersegment Timberlands revenues[1]	(27,442)	(27,243)	(51,970)	(61,177)
Other intersegment revenues	—	(6)	—	(6)
Total consolidated revenues	$320,671	$246,101	$548,798	$504,063

1	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Adjusted EBITDDA:
Timberlands	$34,124	$29,316	$68,872	$75,955
Wood Products	(6,805)	11,967	(6,944)	11,936
Real Estate	89,568	12,237	95,796	31,702
Corporate	(11,756)	(10,521)	(24,421)	(21,262)
Eliminations and adjustments	(1,958)	2,446	(408)	4,891
Total Adjusted EBITDDA	103,173	45,445	132,895	103,222
Interest expense, net[1]	(8,696)	(7,613)	(8,414)	(7,812)
Depreciation, depletion and amortization	(29,268)	(27,087)	(59,663)	(58,851)
Basis of real estate sold	(56,525)	(4,884)	(60,617)	(15,515)
CatchMark merger-related expenses	—	(244)	—	(2,453)
Gain (loss) on fire damage	—	23,110	—	23,110
Non-operating pension and other postretirement employee benefits	201	(229)	402	(457)
Gain (loss) on disposal of fixed assets	66	(21)	71	(21)
Other	(23)	258	(168)	268
Income before income taxes	$8,928	$28,735	$4,506	$41,491

Depreciation, depletion and amortization:
Timberlands	$16,790	$15,895	$34,415	$36,356
Wood Products	12,227	10,948	24,743	21,983
Real Estate	136	121	274	277
Corporate	115	123	231	235
	29,268	27,087	59,663	58,851
Bond discounts and deferred loan fees[1]	406	409	813	818
Total depreciation, depletion and amortization	$29,674	$27,496	$60,476	$59,669

Basis of real estate sold:
Real Estate	$56,528	$4,887	$60,622	$15,518
Eliminations and adjustments	(3)	(3)	(5)	(3)
Total basis of real estate sold	$56,525	$4,884	$60,617	$15,515

1	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Basic weighted-average shares outstanding	79,627	80,145	79,656	80,087
Incremental shares due to:
Performance shares	49	226	42	177
Restricted stock units	65	45	58	33
Diluted weighted-average shares outstanding	79,741	80,416	79,756	80,297

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

For the three and six months ended June 30, 2024, there were approximately 19,000 and 78,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. For the three and six months ended June 30, 2023, there were approximately 34,000 and 68,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (a Trading Plan), or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined according to, and subject to, the terms of a Trading Plan, and, subject to the terms of a Trading Plan, the 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason.

During the three and six months ended June 30, 2024, we repurchased 609,624 shares of our common stock for total consideration of $25.0 million under the 2022 Repurchase Plan. During the three and six months ended June 30, 2023, we repurchased 8,761 shares of our common stock for total consideration of $0.4 million under the 2022 Repurchase Plan. At June 30, 2024, we had remaining authorization of $100.0 million for future stock repurchases under the 2022 Repurchase Program. Transaction costs are not counted against authorized funds.

We record share repurchases upon trade date as opposed to the settlement date. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	June 30, 2024	December 31, 2023
Logs	$32,417	$39,011
Lumber, panels and veneer	39,198	34,621
Materials and supplies	27,162	23,713
Total inventories	98,777	97,345
Less: LIFO reserve	(18,680)	(18,680)
Total inventories, net	$80,097	$78,665

Property, plant and equipment

(in thousands)	June 30, 2024	December 31, 2023
Property, plant and equipment	$710,727	$681,914
Less: accumulated depreciation	(333,667)	(309,082)
Total property, plant and equipment, net	$377,060	$372,832

Timber and timberlands

(in thousands)	June 30, 2024	December 31, 2023
Timber and timberlands	$2,302,657	$2,347,300
Logging roads	92,052	93,098
Total timber and timberlands, net	$2,394,709	$2,440,398

On June 17, 2024, we completed the sale of 34,100 acres of four-year average age Southern timberlands to Forest Investment Associates (FIA) for $56.7 million. Additionally, in January 2024, we acquired 16,000 acres of mature timberlands in Arkansas for $31.4 million, including transaction costs. We funded the acquisition with cash on hand.

Accounts payable and accrued liabilities

(in thousands)	June 30, 2024	December 31, 2023
Accrued payroll and benefits	$22,047	$24,473
Accounts payable	16,760	12,521
Deferred revenue[1]	15,863	10,455
Accrued interest	8,158	8,344
Accrued taxes	7,303	5,712
Other current liabilities	25,346	20,878
Total accounts payable and accrued liabilities	$95,477	$82,383

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

NOTE 5. DEBT

TERM LOANS

At June 30, 2024 our total outstanding principal on our long-term debt of $1.0 billion included $971.0 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender. Certain borrowings under the Amended Term Loan Agreement are at the one-month Secured Overnight Financing Rate (SOFR)-indexed variable rates, plus a spread between 1.61% and 2.30%. We have entered into SOFR-indexed interest rate swaps to fix the interest rate on these variable rate term loans. See Note: 6 Derivative Instruments for additional information. Approximately $175.7 million of our outstanding long-term debt was classified as current at June 30, 2024 on our accompanying Condensed Consolidated Balance Sheets, including a $110.0 million term loan and a $65.7 million revenue bond that mature during 2024.

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

The Amended Credit Agreement provides for a $300.0 million revolving line of credit that matures February 14, 2027. As provided in the Amended Credit Agreement, borrowing capacity may be increased by up to an additional $500.0 million. The revolving line of credit also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both sub facilities reduces availability under the revolving line of credit. We may utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures. At June 30, 2024, there were no borrowings under the revolving line of credit and approximately $0.6 million of our revolving line of credit was utilized for outstanding letters of credit.

We were in compliance with all debt and credit agreement covenants at June 30, 2024.

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

At June 30, 2024, we have interest rate swaps associated with $761.0 million of SOFR-indexed term loan debt. These cash flow hedges convert variable rates ranging from one-month SOFR plus 1.61% to 2.30%, to fixed rates ranging from 2.14% to 4.83% before patronage credits from lenders. At June 30, 2024, we also have $200.0 million of forward-starting interest rate swaps designated as cash flow hedges for expected future debt refinancings that require settlement on the stated maturity date.

The gross fair values of derivative instruments at June 30, 2024 and December 31, 2023, were $143.6 million and $129.1 million, respectively, all of which were classified in Other assets, non-current on our Condensed Consolidated Balance Sheets. Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss):

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location	2024	2023	2024	2023
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income recognized in other comprehensive income, net of tax		$9,184	$22,337	$30,704	$8,746
Amounts reclassified from accumulated other comprehensive income to income, net of tax[1]	Interest expense, net	$5,573	$4,618	$11,168	$8,362

Interest expense, net		$8,696	$7,613	$8,414	$7,812

1

Realized gains and losses on interest rate contracts consist of realized net cash received or paid and interest accruals on the interest rate swaps during the periods in addition to amortization of amounts out of other comprehensive income related to certain terminated hedges and adjustments to interest expense resulting from amortization of inception value of certain off-market designated hedges. For the six months ended June 30, 2024 and 2023, we amortized approximately $5.3 million and $5.1 million, respectively, of the off-market designated hedges which is included in Other, net within operating activities in the Condensed Consolidated Statements of Cash Flows. Net cash received or paid is included within Interest expense, net in the Condensed Consolidated Statements of Operations.

At June 30, 2024, the amount of net gains expected to be reclassified into earnings in the next 12 months is approximately $20.0 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the SOFR rates at the time of net swap cash payments.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$143,619	$143,619	$129,125	$129,125

Long-term debt, including current portion (Level 2):
Term loans	$(970,244)	$(967,096)	$(969,919)	$(965,718)
Revenue bonds	(65,735)	(65,406)	(65,735)	(64,786)
Total long-term debt[1]	$(1,035,979)	$(1,032,502)	$(1,035,654)	$(1,030,504)

Company owned life insurance asset (COLI) (Level 3)	$5,668	$5,668	$5,220	$5,220

1	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 8. EQUITY-BASED COMPENSATION

We issue new shares of common stock to settle performance stock awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units. At June 30, 2024 approximately 1.5 million shares were available for future use under our long-term incentive plans.

Share-based compensation activity during the six months ended June 30, 2024 included the following:

	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	130,536	—	1,344
Restricted Stock Units (RSUs)	120,226	30,709	745

Approximately 0.1 million shares of common stock were issued to employees during the six months ended June 30, 2024, as a result of PSA and RSU vesting during 2023 and 2024.

The following table details compensation expense and the related income tax benefit for company specific equity-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Equity-based compensation expense:
Performance share awards	$1,624	$719	$2,993	$2,140
Restricted stock units	1,289	809	2,431	1,618
Deferred compensation stock equivalent units expense	49	49	98	98
Total equity-based compensation expense	$2,962	$1,577	$5,522	$3,856

Total tax benefit recognized for equity-based expense	$198	$137	$357	$259

Performance Share Awards

The weighted-average grant date fair value of PSAs granted during the six months ended June 30, 2024, was $52.92 per share. PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under the stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the performance measurement period, the recipients will receive dividend equivalents in the form of additional shares of common stock at the date of settlement equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. The share awards are not considered participating securities.

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards granted in 2024:

Stock price as of valuation date	$44.67
Risk-free rate	4.20%
Expected volatility	27.71%
Expected dividend yield[1]	—
Expected term (years)	3.00

1	Full dividend reinvestment assumed.

Restricted Stock Units

The weighted-average fair value of all RSUs granted during the six months ended June 30, 2024, was $44.32 per share. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The RSU awards granted accrue dividend equivalents based on dividends paid during the RSU vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. The share awards are not considered participating securities.

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

During the three and six months ended June 30, 2023, we reduced our federal effected deferred blended state tax rate. This reduction was a result of changes in tax laws enacted in the second quarter of 2023 in certain states in which our TRSs operate. The effect of the change resulted in a $1.0 million reduction to our net deferred tax liability and an offsetting reduction to tax expense, all of which was recorded as a discrete item for the three and six months ended June 30, 2023.

NOTE 10. LEASES

We lease certain equipment, office space and land. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	June 30, 2024	December 31, 2023
Assets
Operating lease assets	Other long-term assets	$10,961	$10,169
Finance lease assets[1]	Property, plant and equipment, net	11,757	11,281
Total lease assets		$22,718	$21,450

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$2,946	$2,575
Finance lease liabilities	Accounts payable and accrued liabilities	4,866	4,525
Noncurrent:
Operating lease liabilities	Other long-term obligations	8,010	7,590
Finance lease liabilities	Other long-term obligations	6,815	6,699
Total lease liabilities		$22,637	$21,389

1	Finance lease assets are presented net of accumulated amortization of $12.2 million and $9.6 million at June 30, 2024 and December 31, 2023, respectively.

The following table presents the components of lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease costs[1]	$861	$796	$1,700	$1,682
Finance lease costs:
Amortization of leased assets	1,351	1,331	2,620	2,562
Interest expense	145	113	279	224
Net lease costs	$2,357	$2,240	$4,599	$4,468

1	Excludes short-term leases and variable lease costs, which are immaterial.

The following table presents supplemental cash flow information related to leases:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,715	$1,629
Operating cash flows for finance leases	$279	$213
Financing cash flows for finance leases	$2,662	$2,817
Leased assets exchanged for new lease liabilities:
Operating leases	$2,287	$1,149
Finance leases	$3,062	$2,111

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefits (OPEB):

	Three Months Ended June 30,
	Pension		OPEB
(in thousands)	2024	2023	2024	2023
Service cost	$1,322	$1,355	$24	$28
Interest cost	3,122	3,137	219	293
Expected return on plan assets	(3,237)	(3,025)	—	—
Amortization of prior service cost	5	11	—	—
Amortization of actuarial (gain) loss	20	(21)	(330)	(166)
Total net periodic cost	$1,232	$1,457	$(87)	$155

	Six Months Ended June 30,
	Pension		OPEB
(in thousands)	2024	2023	2024	2023
Service cost	$2,643	$2,711	$47	$55
Interest cost	6,245	6,275	438	587
Expected return on plan assets	(6,474)	(6,053)	—	—
Amortization of prior service cost	10	22	—	—
Amortization of actuarial (gain) loss	40	(42)	(661)	(332)
Net periodic cost	$2,464	$2,913	$(176)	$310

During the six months ended June 30, 2024 and 2023, funding of pension and other postretirement employee benefit plans was $2.1 million and $2.3 million, respectively.

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details changes in amounts included in our Accumulated Other Comprehensive Income (AOCI) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Pension and Other Postretirement Employee Benefits
Balance at beginning of period	$(19,154)	$(28,625)	$(18,925)	$(28,494)
Reclassifications from AOCI to earnings:
Other[1]	(305)	(176)	(611)	(352)
Tax effect	75	43	152	88
Net of tax amount	(230)	(133)	(459)	(264)
Other reclassifications	—	(211)	—	(211)
Balance at end of period	(19,384)	(28,969)	(19,384)	(28,969)
Cash Flow Hedges
Balance at beginning of period	137,882	108,811	121,957	126,146
Unrecognized gains (losses) arising in AOCI during the period:
Gross	9,325	22,754	31,197	8,873
Tax effect	(141)	(462)	(493)	(172)
Reclassifications from AOCI to earnings:
Gross[2]	(5,697)	(4,726)	(11,416)	(8,563)
Tax effect	124	108	248	201
Net of tax amount	3,611	17,674	19,536	339
Other reclassifications	—	45	—	45
Balance at end of period	141,493	126,530	141,493	126,530
Accumulated other comprehensive income, end of period	$122,109	$97,561	$122,109	$97,561

1 Included in the computation of net periodic pension costs.

2 Included in Interest expense, net on the Condensed Consolidated Statement of Operations.

See Note 11: Pension and Other Postretirement Employee Benefits and Note 6: Derivative Instruments for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expectations regarding economic conditions, including interest rates; expected seasonal fluctuations in our business segments; expected effectiveness of our hedging instruments and swaps; amount of net earnings on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected return on pension assets; anticipated share repurchases and dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; potential uses of our credit facility; expectations regarding debt obligations, interest payments and debt refinancing; maintenance of our investment grade credit rating; expectations regarding the United States (U.S.) housing market and home repair and remodeling activity; the lumber and log markets and pricing; lumber shipment volumes; timber harvest volumes; rural real estate and real estate development sales; sufficiency of cash and any necessary borrowings to meet operating requirements; expected 2024 and future capital expenditures; expected completion of our Waldo, Arkansas sawmill expansion and modernization project on schedule and on budget, along with the expected increases in production capacity, reduction in cash processing costs, and recovery improvement; the expected dollar amount of our share of the total sediment remediation project costs related to the Thomson Reservoir Project; expectations regarding our ability to participate in the development of the natural climate solutions and forest carbon sequestration markets; and similar matters.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as anticipates, approximately, believe, can, continue, could, estimates, expects, future, intends, long-term, may, will, or similar words or terminology. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

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
•
the impact of pandemic disease or other human health threats, floods, windstorms, hurricanes, pest infestation, fungal disease, or other natural disasters;
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
•
our ability to obtain certification for our carbon credit project and to sell carbon credits;
•
changes in standards and requirements governing carbon credit certification;
•
our ability to implement the modernization plan for the Waldo, Arkansas sawmill; and
•
the failure of announced real estate transactions to close on time, at the price and on the terms discussed, or at all.

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

Our Company

We are a leading timberland REIT with ownership and management of over 2.1 million acres of timberland. We also own six sawmills and an industrial grade plywood mill, a residential and commercial real estate development business and a rural timberland sales program. Our operations are organized into three business segments: Timberlands, Wood Products and Real Estate. Our Timberlands segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and typically represent a sizable portion of the Timberlands segment’s total revenues. Our other segments generally do not generate intersegment revenues. In the discussion of our consolidated results of operations, our revenues and expenses are reported after elimination of intersegment revenues and expenses. In the Business Segment Results discussion below, each segment’s revenues and expenses, as applicable, are presented before elimination of intersegment revenues and expenses.

Our business segments have been and will continue to be influenced by a variety of factors, including tariffs, quotas and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber and plywood prices, weather conditions, disruptions or inefficiencies in our supply chain including the availability of transportation, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, inflation, asset dispositions or acquisitions, impact of pandemics (such as COVID-19 and its variants), fires at our Wood Products facilities or on our timberlands, other natural disasters, government regulation and enforcement actions and other factors.

Additionally, governments and businesses across the globe are taking action on climate change and are making significant commitments towards reducing greenhouse gas emissions to net zero. Achieving these commitments will require governments and companies to take major steps to modify operations, invest in low-carbon activities and purchase offsets to reduce environmental impacts. We believe we are well positioned to provide products and services that entities may utilize to achieve these commitments through natural climate solutions, including forest carbon offsets, carbon capture and storage projects, selling or leasing timberlands to third parties for renewable energy projects such as for solar power generation facilities, selling pulpwood and sawmill residuals for green energy production, and other emerging technologies that allows wood fiber to be used in applications ranging from biofuels to bioplastics.

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

Rural real estate dispositions and acquisitions can also be adversely affected when access to any properties to be sold or considered for acquisition is limited due to adverse weather conditions. Development real estate sales occur throughout the year and depend on when our development of residential neighborhoods and commercial lots are substantially completed. The timing of these sales can also be impacted by contractor availability to complete the necessary infrastructure and other improvements.

Interest rates impact our business primarily through their effect on mortgage rates and the broader U.S. economy, and their influence on our capital allocation activities. Speculation on the timing, number, and amount of future interest rate reductions by the U.S. Federal Reserve along with the overall condition of the economy, and fluctuations in financial markets are all factors that have influenced long-term interest rates. Over the past decade, the average 30-year fixed mortgage rate was below 4.0% and began rising above this rate late in the first quarter of 2022 before peaking during 2023 at approximately 7.8% in October 2023, and ending 2023 at approximately 6.6%. Rates have increased since the end of 2023, averaging nearly 6.9% during the first half of 2024. Inflation, which continues to show signs of slowing, is expected to have a significant impact on the U.S. Federal Reserve’s decision to adjust interest rates.

While single-family housing supply remains well below the historical average, housing affordability remains a barrier to home ownership. In July 2024, the U.S. Census Bureau reported total housing starts during the second quarter of 2024 averaged over 1.3 million on a seasonally-adjusted annual basis, which was 4.2% lower than the first quarter of 2024. Single-family housing starts averaged approximately 1.0 million units on a seasonally-adjusted annual basis during the second quarter of 2024, which was 5.2% lower than the first quarter of 2024. Additionally, authorized building permits for single-family housing averaged over 950,000 units on a seasonally-adjusted annual basis during the second quarter of 2024, which was 5.8% lower than the first quarter of 2024.

Further, the National Association of Home Builders (NAHB) reported the NAHB/Wells Fargo Housing Market Index (HMI) was 42 in June 2024, up from 37 in December 2023, but down from 51 in March 2024. Even though there is pent-up demand for new construction, builders continue to face several supply-side challenges, including a scarcity of buildable lots and skilled labor, along with higher material costs that continue to increase the cost of building homes. Overall, we believe long-term underlying housing fundamentals remain favorable due to an undersupply of homes, lower than historical-average existing inventory for sale, the ongoing prevalence towards remote work, and a large millennial demographic in their prime home-buying years.

The repair and remodel sector is the largest market segment for lumber demand. Near term headwinds on the repair and remodel market appear to be driven by elevated interest rates, which raise the cost of discretionary projects, coupled with the low turnover of existing homes, which typically spurs repair and remodel activity. While spending in the sector for owner-occupied homes has moderated, we believe long-term favorable underlying fundamentals, including solid household balance sheets, strong levels of home equity and an aging existing housing stock and work from home policies, will continue to support repair and remodel demand for our products.

In our Timberlands segment, a significant portion of our Idaho sawlog prices are indexed on a one-month lag to lumber prices. The Northern region experienced a decline in sawlog prices during the first half of 2024 compared to the first half of 2023 because of lower indexed lumber prices. In the Southern region, sawlog and pulpwood prices remained relatively stable. Our total harvest volume of 1.9 million tons in the second quarter of 2024 was higher than the second quarter of 2023, primarily due to more favorable operating conditions during the second quarter of 2024. We expect to harvest between 1.9 and 2.0 million tons during the third quarter of 2024, with approximately 77% of the volume in the Southern region.

In June 2022, we announced a project to expand and modernize our Waldo, Arkansas sawmill (the Waldo Modernization Project). The Waldo Modernization Project includes upgrades to the log yard and planer, a new saw line, and a new continuous dry kiln and is expected to increase the sawmill’s annual capacity and reduce its operating costs significantly. Following completion of the Waldo Modernization Project which is expected in the third quarter of 2024, we anticipate a ramp up in production through the fourth quarter and into next year. It is anticipated it will take 6 to 12 months to reach the sawmill's expected new capacity of 275 million board feet per year.

In our Wood Products segment, demand in the lumber markets has remained tepid leading to continued pricing pressure. Lumber shipments increased compared to the prior year primarily as a result of higher shipments at our Ola, Arkansas sawmill. We shipped 286 million board feet of lumber during the second quarter of 2024. We expect to ship between 250 and 260 million board feet of lumber during the third quarter of 2024, which takes into account a reduced production level due to scheduled downtime at our Waldo, Arkansas sawmill for the modernization and expansion project.

In the second quarter of 2024, our Real Estate segment benefited primarily from increased rural land sales, including the sale of 34,100 acres of four-year average age Southern timberlands for $56.7 million to Forest Investment Associates (FIA). We expect to sell approximately 6,600 rural acres and 45 residential lots in Chenal Valley during the third quarter of 2024.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Revenues	$320,671	$246,101	$74,570	$548,798	$504,063	$44,735
Costs and expenses:
Cost of goods sold	282,473	215,063	67,410	494,633	439,413	55,220
Selling, general and administrative expenses	20,752	17,585	3,167	41,479	35,815	5,664
CatchMark merger-related expenses	—	244	(244)	—	2,453	(2,453)
Gain on fire damage	—	(23,110)	23,110	—	(23,110)	23,110
	303,225	209,782	93,443	536,112	454,571	81,541
Operating income	17,446	36,319	(18,873)	12,686	49,492	(36,806)
Interest expense, net	(8,696)	(7,613)	(1,083)	(8,414)	(7,812)	(602)
Non-operating pension and other postretirement employee benefits	201	(229)	430	402	(457)	859
Other	(23)	258	(281)	(168)	268	(436)
Income before income taxes	8,928	28,735	(19,807)	4,506	41,491	(36,985)
Income taxes	4,750	(6,429)	11,179	8,867	(2,925)	11,792
Net income	$13,678	$22,306	$(8,628)	$13,373	$38,566	$(25,193)
Total Adjusted EBITDDA[1]	$103,173	$45,445	$57,728	$132,895	$103,222	$29,673

1	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

Second Quarter 2024 Compared with Second Quarter 2023

Revenues

Revenues were $320.7 million, an increase of $74.6 million compared with the second quarter of 2023, primarily due to increased rural real estate acres sold, which included the 34,100-acre rural timberland sale to FIA, and increased harvest volumes. These increases were partially offset by lower lumber prices and fewer lot sales in Chenal Valley.

Cost of goods sold

Cost of goods sold increased $67.4 million compared with the second quarter of 2023, mainly due to increased rural real estate acres sold, increased logging and hauling costs from higher harvest volumes and increased manufacturing costs as a result of more lumber shipments. These increases were partially offset by fewer lot sales in Chenal Valley.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $3.2 million compared to the second quarter of 2023, primarily due to employee and employee-related costs. Additionally, the prior year included a $1.0 million reduction in stock compensation expense due to employee forfeiture of stock awards.

Gain on fire damage

During the second quarter of 2023, we recognized insurance recoveries of $23.1 million for fire damage at our Ola, Arkansas sawmill. The claim with insurance carriers was finalized by the end of 2023.

Interest expense, net

Interest expense, net increased $1.1 million compared to the second quarter of 2023, primarily due to less interest income earned on cash and cash equivalents held in interest bearing accounts.

Income taxes

Income taxes are primarily due to income or loss from our PotlatchDeltic taxable REIT subsidiaries (TRS). For the three months ended June 30, 2024, we recorded an income tax benefit of $4.8 million on TRS loss before tax of $19.2 million. For the three months ended June 30, 2023, we recorded an income tax expense of $6.4 million on TRS income before tax of $29.0 million, which included the $23.1 million gain on fire damage. Income taxes for the three months ended June 30, 2023, also included an approximate $1.0 million tax benefit from the reduction of our blended deferred tax rate during the second quarter of 2023.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the second quarter of 2024 increased $57.7 million compared to the second quarter of 2023, primarily due to increased rural real estate acres sold and increased harvest volumes. The increase in Total Adjusted EBITDDA was partially offset by lower lumber prices, fewer lot sales in Chenal Valley, and increased general and administrative expenses. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

Year to Date 2024 Compared with Year to Date 2023

Revenues

Revenues were $548.8 million, an increase of $44.7 million compared with the first half of 2023 primarily due to increased rural real estate acres sold, including the 34,100-acre rural timberland sale to FIA, and increased Southern harvest volume. These increases were partially offset by lower lumber prices, lower Northern harvest volume, and fewer lot sales in Chenal Valley.

Cost of goods sold

Cost of goods sold increased $55.2 million compared with the first half of 2023 mainly due to increased rural real estate acres sold and increased lumber shipments. These increases were partially offset by lower logging and hauling costs in the Northern region primarily due to lower sawlog harvest volume, and fewer lot sales in Chenal Valley.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $5.7 million compared to the first half of 2023, primarily due to employee and employee-related costs. Additionally, the prior year included a $1.0 million reduction in stock compensation expense due to employee forfeiture of stock awards.

CatchMark merger-related expenses

CatchMark merger-related expenses for the six months ended June 30, 2023, of $2.5 million primarily related to professional service fees.

Gain on fire damage

During the first half of 2023, we recognized insurance recoveries of $23.1 million for fire damage at our Ola, Arkansas sawmill. The claim with insurance carriers was finalized by the end of 2023.

Income taxes

Income taxes are primarily due to income or loss from our PotlatchDeltic TRS. For the six months ended June 30, 2024, we recorded an income tax benefit of $8.9 million on TRS loss before tax of $35.5 million. For the six months ended June 30, 2023, we recorded income tax expense of $2.9 million on TRS income before tax of $15.4 million, which included the $23.1 million gain on fire damage. Income taxes for the six months ended June 30, 2023 also included an approximate $1.0 million tax benefit from the reduction of our blended deferred tax rate during the second quarter of 2023.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first half of 2024 increased $29.7 million compared to the first half of 2023, primarily due to increased rural real estate acres sold. The increase in Total Adjusted EBITDDA was partially offset by lower lumber prices, fewer lot sales in Chenal Valley, and increased general and administrative expenses. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Revenues[1]	$98,802	$88,617	$10,185	$191,752	$203,855	$(12,103)
Costs and expenses:
Logging and hauling	51,992	47,160	4,832	100,329	106,369	(6,040)
Other	9,989	9,975	14	17,763	17,511	252
Selling, general and administrative expenses	2,697	2,166	531	4,788	4,020	768
Timberlands Adjusted EBITDDA[2]	$34,124	$29,316	$4,808	$68,872	$75,955	$(7,083)

1

Prior to elimination of intersegment fiber revenues of $27.4 million and $27.2 million for the three months ended June 30, 2024 and 2023, and $52.0 million and $61.2 million for the six months ended June 30, 2024 and 2023, respectively.

2	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
Harvest Volumes (in tons)	2024	2023	Change	2024	2023	Change
Northern region
Sawlog	359,311	319,173	40,138	686,734	789,963	(103,229)
Pulpwood	5,889	7,989	(2,100)	7,752	16,018	(8,266)
Total	365,200	327,162	38,038	694,486	805,981	(111,495)

Southern region
Sawlog	729,107	583,992	145,115	1,383,730	1,245,580	138,150
Pulpwood	495,948	480,310	15,638	1,001,244	972,715	28,529
Stumpage	283,709	229,675	54,034	717,604	673,954	43,650
Total	1,508,764	1,293,977	214,787	3,102,578	2,892,249	210,329

Total harvest volume	1,873,964	1,621,139	252,825	3,797,064	3,698,230	98,834

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$113	$115	$(2)	$108	$114	$(6)
Pulpwood	$36	$46	$(10)	$36	$48	$(12)

Southern region
Sawlog	$47	$48	$(1)	$47	$48	$(1)
Pulpwood	$31	$31	$—	$31	$32	$(1)
Stumpage	$14	$18	$(4)	$16	$20	$(4)

1

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three and six months ended June 30, 2024 compared with the three and six months ended June 30, 2023:

(in thousands)	Three Months	Six Months
Timberlands Adjusted EBITDDA - prior year	$29,316	$75,955
Harvest volume	5,293	(2,000)
Sales price and mix	(1,170)	(7,310)
Logging and hauling costs per unit	1,391	3,222
Forest management, indirect and other	(706)	(995)
Timberlands Adjusted EBITDDA - current year	$34,124	$68,872

Second Quarter 2024 Compared with Second Quarter 2023

Timberlands Adjusted EBITDDA for the second quarter of 2024 increased $4.8 million compared with the second quarter of 2023 primarily as a result of the following:

•
Harvest Volume: Northern and Southern harvest volumes increased 11.6% and 16.6%, respectively, in the second quarter of 2024 compared to the second quarter of 2023, primarily due to more favorable operating conditions compared the second quarter of 2023.
•
Sales Price and Mix: Sawlog prices in the Northern region declined 1.7% to $113 per ton primarily due to the effect of lower indexed sawlog prices in Idaho. Southern sawlog prices remained relatively flat.
•
Logging and Hauling Cost per Unit: Logging and hauling costs per unit were lower due to decreased fuel costs and shorter hauling distances.

Year to Date 2024 Compared with Year to Date 2023

Timberlands Adjusted EBITDDA for the first half of 2024 decreased $7.1 million compared with the first half of 2023 primarily as a result of the following:

•
Harvest Volume: In the Northern region hauling conditions were less favorable in the first quarter of 2024 compared to the first quarter of 2023 resulting in a 13.8% decrease in harvest volume during the first half of 2024. We harvested 3.1 million tons in the Southern region during the first half of 2024 which was 7.3% higher than the first half of 2023, primarily due to more favorable operating conditions.
•
Sales Price and Mix: Sawlog prices in the Northern region decreased 5.3% to $108 per ton primarily due to the effect of lower indexed sawlog prices in Idaho. Southern sawlog prices remained relatively flat.
•
Logging and Hauling Cost per Unit: Logging and hauling costs per unit were lower due to decreased fuel costs and shorter hauling distances.

Wood Products Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Revenues	$153,579	$167,669	$(14,090)	$302,177	$320,464	$(18,287)
Costs and expenses[1]
Fiber costs	75,583	75,923	(340)	149,043	153,120	(4,077)
Freight, logging and hauling	20,390	19,474	916	38,491	39,644	(1,153)
Manufacturing costs	60,111	56,360	3,751	117,820	109,250	8,570
Finished goods inventory change	389	1,019	(630)	(3,944)	57	(4,001)
Selling, general and administrative expenses	3,820	2,844	976	7,529	6,280	1,249
Other	91	82	9	182	177	5
Wood Products Adjusted EBITDDA[2]	$(6,805)	$11,967	$(18,772)	$(6,944)	$11,936	$(18,880)

1

Prior to elimination of intersegment fiber costs of $27.4 million and $27.2 million for the three months ended June 30, 2024 and 2023, and $52.0 million and $61.2 million for the six months ended June 30, 2024 and 2023, respectively.

2	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Lumber shipments (MBF)[1]	285,650	280,251	5,399	556,798	541,884	14,914
Lumber sales prices ($ per MBF)	$423	$476	$(53)	$427	$456	$(29)

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three and six months ended June 30, 2024 compared with the three and six months ended June 30, 2023:

(in thousands)	Three Months	Six Months
Wood Products Adjusted EBITDDA - prior year	$11,967	$11,936
Lumber:
Price	(16,090)	(17,614)
Manufacturing costs per unit	(2,879)	(3,599)
Log costs per unit	633	6,176
Volume	(161)	(323)
Residuals, panels and other	(275)	(3,520)
Wood Products Adjusted EBITDDA - current year	$(6,805)	$(6,944)

Second Quarter 2024 Compared with Second Quarter 2023

Wood Products Adjusted EBITDDA for the second quarter of 2024 decreased $18.8 million compared to second quarter of 2023, primarily as a result of the following:

•
Lumber Price: Average lumber sales prices decreased to $423 per MBF during the second quarter of 2024 from $476 per MBF during the second quarter of 2023.
•
Manufacturing Costs Per Unit: Higher manufacturing costs per unit was primarily due to the impact from construction at our Waldo, Arkansas sawmill for the expansion and modernization project.
•
Log Costs Per Unit: Log costs per unit were lower primarily as a result of lower log costs at our Idaho sawmill.

Year to Date 2024 Compared with Year to Date 2023

Wood Products Adjusted EBITDDA for the first half of 2024 decreased $18.9 million compared to the first half of 2023, primarily as a result of the following:

•
Lumber Price: Average lumber sales prices decreased to $427 per MBF during the first half of 2024 from $456 per MBF during the first half of 2023.
•
Manufacturing Costs Per Unit: Higher manufacturing costs per unit was primarily due to the impact from construction at our Waldo, Arkansas sawmill for the expansion and modernization project.
•
Log Costs Per Unit: Log costs per unit were lower primarily as a result of lower log costs at our Idaho sawmill.
•
Residual Sales, Panels and Other: Lower demand from industrial customers resulted in lower plywood price realization and shipments during the first half of 2024 compared to the first half of 2023. Additionally, administrative costs increased during the first half of 2024 compared to the first half of 2023, primarily due to employee-related costs.

Real Estate Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Revenues	$95,732	$17,064	$78,668	$106,839	$40,927	$65,912
Costs and expenses
Costs of goods sold	4,256	3,438	818	7,447	6,303	1,144
Selling, general and administrative expenses	1,908	1,389	519	3,596	2,922	674
Real Estate Adjusted EBITDDA[1]	$89,568	$12,237	$77,331	$95,796	$31,702	$64,094

1	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Acres sold	43,121	941	44,922	7,880
Average price per acre	$1,968	$4,859	$2,012	$2,841

Development Real Estate	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Residential lots	13	42	37	66
Average price per lot	$112,721	$107,126	$117,280	$110,509

Commercial acres	12	6	12	6
Average price per acre	$492,746	$818,914	$492,746	$818,914

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three and six months ended June 30, 2024 compared with the three and six months ended June 30, 2023:

(in thousands)	Three Months	Six Months
Real Estate Adjusted EBITDDA - prior year	$12,237	$31,702
Rural real estate sales	80,451	67,748
Real estate development sales	(1,982)	(2,360)
Selling, general and administrative expenses	(529)	(683)
Other costs, net	(609)	(611)
Real Estate Adjusted EBITDDA - current year	$89,568	$95,796

Second Quarter 2024 Compared with Second Quarter 2023

Real Estate Adjusted EBITDDA for the second quarter of 2024 was $89.6 million, an increase of $77.3 million compared to the second quarter of 2023, primarily as a result of the following:

•
Rural Sales: Rural real estate sales in the second quarter of 2024 included the 34,100-acre sale of four-year average age Southern timberlands to FIA for $56.7 million and a 2,000-acre conservation sale in Arkansas for $4,700 per acre. There were no large rural real estate sales during the second quarter of 2023. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.
•
Development Sales: During the second quarter of 2024, we sold 13 residential lots at an average lot price of $112,721 compared to 42 lots at an average lot price of $107,126 during the second quarter of 2023. In addition, we sold 12 acres of commercial land in Chenal Valley for an average price of $492,746 per acre during the second quarter of 2024 compared to 6 acres for an average price of $818,914 per acre during the second quarter of 2023. The average price per residential lot or commercial acre fluctuates based on a variety of factors including size, location, and planned end use within the developments.

Year to Date 2024 Compared with Year to Date 2023

Real Estate Adjusted EBITDDA for the first half of 2024 increased $64.1 million compared to the first half of 2023, primarily as a result of the following:

•
Rural Sales: Rural real estate sales in the first half of 2024 included the 34,100-acre sale to FIA and the 2,000-acre conservation sale in Arkansas, whereas the first half of 2023 included a 2,240-acre conservation sale in Alabama and a 2,700-acre sale in Georgia, both in the first quarter of 2023.
•
Development Sales: During the first half of 2024, we sold 37 residential lots at an average lot price of $117,280 compared to 66 lots at an average lot price of $110,509 during the first half of 2023. In addition, we sold 12 acres of commercial land in Chenal Valley for an average price of $492,746 per acre during the first half of 2024 compared to 6 acres for an average price of $818,914 during the first half of 2023.

Liquidity and Capital Resources

Cash generated by our operations is highly dependent on the selling prices of our products and can vary from period to period. Changes in significant sources and uses of cash for the six months ended June 30, 2024 and 2023 are presented by category as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Net cash from operating activities	$116,609	$76,357	$40,252
Net cash from investing activities	$(56,356)	$(10,902)	$(45,454)
Net cash from financing activities	$(97,597)	$(74,269)	$(23,328)

Net Cash Flows from Operating Activities

Net cash from operating activities increased $40.3 million in the first half of 2024 compared to the first half of 2023 primarily as a result of the following:

•
Cash received from customers increased $46.7 million primarily due to increased rural real estate acres sold, including the 34,100-acre sale to FIA, and increased Southern harvest volumes. These increases were partially offset by lower lumber and Northern sawlog prices, and lower Northern harvest volumes.
•
Cash payments decreased $2.5 million primarily due to lower Northern logging and hauling costs and lower employee incentive compensation payouts. These declines were partially offset by costs associated with increased lumber production and Southern harvest volumes.
•
During the first half of 2024, we received the final $1.7 million of insurance proceeds related to business interruption insurance following the fire at our Ola, Arkansas sawmill in June 2021 compared to $9.7 million in insurance proceeds in the first half of 2023.
•
Cash paid for interest, net increased compared to the first half of 2023 by approximately $4.6 million primarily due to lower interest income earned as a result of lower average cash balances in interest bearing accounts partially offset by increased patronage dividends from our lenders. Additionally, cash from operating activities for first half of 2024 includes reclassification of $15.0 million received from interest rate swaps that contain an other-than-insignificant financing element at inception as investing ($13.9 million) and financing ($1.1 million) activities. Cash from operating activities for first half of 2023 includes reclassification of $11.8 million received from interest rate swaps that contain an other-than-insignificant financing element at inception as investing ($10.9 million) and financing ($0.9 million) activities.
•
Net tax payments decreased $6.0 million due to lower taxable income generated from our TRS operations in 2024.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
Cash expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first half of 2024 and 2023 were $39.4 million and $20.8 million, respectively.
•
Cash expenditures for timberland acquisitions during the first half 2024 was approximately $31.5 million which included the acquisition of 16,000 acres of mature timberlands in Arkansas. Cash expenditures for timberland acquisitions during the first half of 2023 was $1.6 million.
•
We received $13.9 million during the first half of 2024 compared to $10.9 million during the first half of 2023 from certain interest rate swaps that contained an other-than-insignificant financing element at inception, which are required to be classified in investing activities. Cash flows from these above-market interest rate swaps reduce our interest costs on the corresponding variable rate debt.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
During the first half of 2024 we repurchased 609,624 shares of our common stock totaling $25.0 million, which included $1.1 million of repurchases that were not settled until the third quarter. We repurchased 8,761 shares of our common stock totaling $0.4 million during the first half of 2023.
•
Dividend payments of $71.5 million during the first half of 2024 compared to $71.9 million during the first half of 2023.

Future Sources and Uses of Cash

At June 30, 2024, we had cash and cash equivalents of $199.7 million. We expect cash and cash equivalents on hand, cash generated from our operating activities, and available borrowing capacity under our Credit Agreement, if needed, to be adequate to meet our future cash requirements. At June 30, 2024, there were no significant changes in our cash commitments arising in the normal course of business under our known contractual and other obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Capital Expenditures

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on an expected level of return on investment. We expect to spend a total of approximately $100 million to $110 million for capital expenditures during 2024, including capital expenditures for the Waldo Modernization Project.

The Waldo Modernization Project includes upgrades to the log yard and planer, a new saw line, a new continuous dry kiln and other improvements which are expected to increase the sawmill’s annual capacity from 190 million board feet of dimensional lumber to approximately 275 million board feet. The existing sawmill will continue to operate until taking limited downtime to tie in the new equipment. Completion of the project is expected in the third quarter of 2024. Following the restart, we anticipate a ramp up in production at the sawmill through the fourth quarter of 2024 and into next year. We expect it will take 6 to 12 months after the planned restart to reach the sawmill's expected new annual capacity. We expect to spend approximately $131.0 million on the project, of which a total of $104.3 million has been spent through June 30, 2024, and approximately $26.7 million is expected to be spent during the remainder of 2024.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (a Trading Plan), or through privately negotiated transactions. At June 30, 2024, we had remaining authorization of $100 million for future stock repurchases under the 2022 Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to a Trading Plan, and, subject to the terms of a Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

Term Loans and Credit Agreement

At June 30, 2024, our total outstanding net long-term debt was $1.0 billion. All interest rates on our outstanding long-term debt are fixed either under fixed-rate loans or variable-rate loans with an associated interest rate swap that fixes the variable benchmark interest rate component. Approximately $175.7 million of our outstanding long-term debt was classified as current at June 30, 2024 on our accompanying Condensed Consolidated Balance Sheets, including a $110.0 million term loan and a $65.7 million revenue bond that mature during 2024. We expect to refinance all of this debt upon maturity. We also have $200.0 million notional of forward-starting interest rate swaps available to reduce the interest rate on any future debt refinancings.

Of our total long-term debt outstanding at June 30, 2024, $971.0 million was drawn under an amended and restated credit agreement dated March 22, 2018 (Amended Term Loan Agreement) with our primary lender.

We have a $300.0 million revolving line of credit with a syndicate of lenders, that matures February 14, 2027 (Amended Credit Agreement). Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At June 30, 2024, there were no borrowings under the revolving line of credit and approximately $0.6 million of the credit facility was utilized by outstanding letters of credit.

Financial Covenants

The Amended Term Loan Agreement and Amended Credit Agreement (collectively referred to as the Financing Agreements) contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The Financing Agreements also contain financial maintenance covenants including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio as defined in the Financing Agreements. We are permitted to pay dividends to our stockholders under the terms of the Financing Agreements so long as we expect to remain in compliance with the financial maintenance covenants.

The following table presents the components and applicable limits of Total Asset Value (TAV), a component of the Leverage Ratio, at June 30, 2024:

(in thousands)
Estimated timberland fair value	$5,235,839
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	257,004
Cash and cash equivalents	199,723
Other[1]	113,818
Total Asset Value	$5,806,384

1

Includes, as applicable, Company Owned Life Insurance (limited to 5% of TAV), Construction in Progress (limited to 10% of TAV) and Investments in Affiliates (limited to 15% TAV) as defined in the Financing Agreements.

At June 30, 2024, we were in compliance with all covenants under the Financing Agreements. The following table sets forth the financial covenants for the Financing Agreements and our status with respect to these covenants at June 30, 2024:

	Covenant Requirement		Actual
Interest Coverage Ratio	≥	3.00 to 1.00	10.4
Leverage Ratio	≤	40%	18%

See Note 5: Debt in the Notes to the Condensed Consolidated Financial Statements for additional information on our debt and credit agreements.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt, and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade. There have been no changes in our credit rating during the six months ended June 30, 2024. In May 2024, Moody's revised their outlook on the company to negative from stable.

Capital Structure

(in thousands)	June 30, 2024	December 31, 2023
Long-term debt (including current portion)	$1,034,309	$1,033,728
Cash and cash equivalents	(199,723)	(230,118)
Net debt	834,586	803,610
Market capitalization[1]	3,107,950	3,896,822
Enterprise value	$3,942,536	$4,700,432

Net debt to enterprise value	21.2%	17.1%
Dividend yield[2]	4.6%	3.7%
Weighted-average cost of debt, after tax[3]	2.3%	2.3%

1	Market capitalization is based on outstanding shares of 78.9 million and 79.4 million times closing share prices of $39.39 and $49.10 at June 28, 2024 and December 29, 2023, respectively.
2	Dividend yield is based on annualized dividends per share of $1.80 and share prices of $39.39 and $49.10 at June 28, 2024 and December 29, 2023, respectively.
3	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

Total Adjusted EBITDDA is a non-GAAP measure that management uses in evaluating performance and to allocate resources between segments. Total Adjusted EBITDDA removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. Management believes that this non-GAAP measure, when read in conjunction with our GAAP financial statements, provides useful information to investors and other interested parties by facilitating the comparability of our ongoing operating results over the periods presented and the identification of trends in our underlying business. It also can be used to evaluate the operational performance of the assets under management and to compare our operating results against analyst financial models and against the operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.

We define EBITDDA as net income (loss) before interest expense, net, income taxes, basis of real estate sold, depreciation, depletion and amortization. Adjusted EBITDDA further excludes certain specific items that are considered to hinder comparison of the performance of our businesses either year-on-year or with other businesses.

We reconcile Total Adjusted EBITDDA to net income (loss) for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income (loss) to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$13,678	$22,306	$13,373	$38,566
Interest expense, net	8,696	7,613	8,414	7,812
Income taxes	(4,750)	6,429	(8,867)	2,925
Depreciation, depletion and amortization	29,268	27,087	59,663	58,851
Basis of real estate sold	56,525	4,884	60,617	15,515
CatchMark merger-related expenses	—	244	—	2,453
Gain on fire damage	—	(23,110)	—	(23,110)
Non-operating pension and other postretirement employee benefit costs	(201)	229	(402)	457
(Gain) loss on disposal of fixed assets	(66)	21	(71)	21
Other	23	(258)	168	(268)
Total Adjusted EBITDDA	$103,173	$45,445	$132,895	$103,222

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

The following table provides a reconciliation of cash from operating activities to CAD:

	Six Months Ended June 30,		Twelve Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net cash from operating activities[1,2]	$116,609	$76,357	$199,363	$190,072
Capital expenditures[3]	(70,898)	(22,470)	(170,041)	(119,891)
CAD	$45,711	$53,887	$29,322	$70,181
Net cash from investing activities[4]	$(56,356)	$(10,902)	$(140,758)	$(69,656)
Net cash from financing activities	$(97,597)	$(74,269)	$(195,038)	$(299,533)

1

Net cash from operating activities for the six and twelve months ended June 30, 2024, includes cash paid for real estate development expenditures of $2.7 million and $9.9 million, respectively. Net cash from operating activities for the six and twelve months ended June 30, 2023, includes cash paid for real estate development expenditures of $4.3 million and $7.2 million, respectively, and CatchMark merger-related expenses of $0.9 million and $18.7 million, respectively.

2

Net cash from operating activities for the six and twelve months ended June 30, 2024, excludes $15.0 million and $28.9 million, respectively, of interest rate swap proceeds classified as investing and financing activities. Net cash from operating activities for the six and twelve months ended June 30, 2023, excludes $11.8 million and $15.3 million, respectively, of interest rate swap proceeds classified as investing and financing activities.

3

The six and twelve months ended June, 2024, includes Waldo, Arkansas sawmill expansion and modernization related capital expenditures of $17.9 million and $92.1 million, respectively. Additionally, the six and twelve months ended June 30, 2024 excludes $0 and $1.4 million, respectively, of insurance proceeds for the Ola, Arkansas sawmill property losses. The six and twelve months ended June 30, 2023 include fire-related capital expenditures for the Ola, Arkansas sawmill of $0.6 and $9.6 million, respectively, and exclude $0 and $8.8 million, respectively, of insurance proceeds for the Ola, Arkansas sawmill property losses.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2024. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of June 30, 2024.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the Exchange Act), or through privately negotiated transactions. During the three months ended June 30, 2024, we repurchased shares through a trading plan adopted in accordance with 10b5-1 of the Exchange Act.

The following table provides information with respect to purchases of common stock made by the company during the three months ended June 30, 2024:

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	—	$125,000,061
May 1 - May 31	228,415	$43.78	228,415	$115,000,066
June 1 - June 30	381,209	$39.35	381,209	$100,000,080
Total	609,624	$41.01	609,624	$100,000,080

At June 30, 2024, we had remaining authorization of $100.0 million for future stock repurchases under the 2022 Repurchase Program. We record share repurchases upon trade date as opposed to settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of the company's officers or directors adopted, modified, or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

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
101

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, filed on August 2, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ GLEN F. SMITH
Glen F. Smith
Chief Accounting Officer (Duly Authorized; Principal Accounting Officer)

Date:	August 2, 2024