Form 10-Q
period 2024-09-30
POTLATCHDELTIC CORP
filed 2024-11-04
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding (in thousands) at October 31, 2024, was 78,763.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenues	$255,131	$265,509	$803,929	$769,572
Costs and expenses:
Cost of goods sold	227,556	226,303	722,189	665,716
Selling, general and administrative expenses	20,403	19,303	61,882	55,118
CatchMark merger-related expenses	—	—	—	2,453
Gain on fire damage	—	(16,326)	—	(39,436)
	247,959	229,280	784,071	683,851
Operating income	7,172	36,229	19,858	85,721
Interest expense, net	(9,635)	(7,971)	(18,049)	(15,783)
Non-operating pension and other postretirement employee benefits	200	(228)	602	(685)
Other	1,516	370	1,348	638
Income (loss) before income taxes	(747)	28,400	3,759	69,891
Income taxes	4,056	(4,725)	12,923	(7,650)
Net income	$3,309	$23,675	$16,682	$62,241

Net income per share:
Basic	$0.04	$0.30	$0.21	$0.78
Diluted	$0.04	$0.29	$0.21	$0.78
Dividends per share	$0.45	$0.45	$1.35	$1.35
Weighted-average shares outstanding
Basic	79,173	80,132	79,494	80,102
Diluted	79,277	80,379	79,563	80,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$3,309	$23,675	$16,682	$62,241
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits	(230)	(132)	(689)	(607)
Cash flow hedges	(28,713)	28,464	(9,177)	28,848
Other comprehensive income (loss), net of tax	(28,943)	28,332	(9,866)	28,241
Comprehensive income (loss)	$(25,634)	$52,007	$6,816	$90,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$161,131	$230,118
Customer receivables, net	29,550	21,892
Inventories, net	79,894	78,665
Other current assets	50,623	46,258
Total current assets	321,198	376,933
Property, plant and equipment, net	395,908	372,832
Investment in real estate held for development and sale	51,769	56,321
Timber and timberlands, net	2,375,157	2,440,398
Intangible assets, net	14,306	15,640
Other long-term assets	148,766	169,132
Total assets	$3,307,104	$3,431,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$90,290	$82,383
Current portion of long-term debt	165,113	175,615
Current portion of pension and other postretirement employee benefits	4,535	4,535
Total current liabilities	259,938	262,533
Long-term debt	869,486	858,113
Pension and other postretirement employee benefits	64,902	67,856
Deferred tax liabilities, net	23,936	36,641
Other long-term obligations	36,817	35,015
Total liabilities	1,255,079	1,260,158
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, 200,000 shares authorized, 78,862 and 79,365 shares issued and outstanding	78,862	79,365
Additional paid-in capital	2,312,586	2,303,992
Accumulated deficit	(432,589)	(315,291)
Accumulated other comprehensive income	93,166	103,032
Total stockholders’ equity	2,052,025	2,171,098
Total liabilities and stockholders' equity	$3,307,104	$3,431,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,682	$62,241
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	86,369	90,327
Basis of real estate sold	73,522	21,624
Change in deferred taxes	(11,896)	(3,979)
Pension and other postretirement employee benefits	3,431	4,833
Equity-based compensation expense	8,468	6,472
Gain on fire damage	—	(39,436)
Interest received under swaps with other-than-insignificant financing element	(22,503)	(18,651)
Other, net	6,953	5,648
Change in working capital and operating-related activities, net	(7,036)	(24,107)
Real estate development expenditures	(5,305)	(7,243)
Funding of pension and other postretirement employee benefits	(7,303)	(2,176)
Proceeds from insurance recoveries	1,680	21,755
Net cash from operating activities	143,062	117,308

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(52,178)	(28,068)
Timberlands reforestation and roads	(19,290)	(17,013)
Acquisition of timber and timberlands	(32,303)	(1,676)
Proceeds from property insurance	—	1,356
Interest received under swaps with other-than-insignificant financing element	20,934	17,279
Other, net	752	700
Net cash from investing activities	(82,085)	(27,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(106,942)	(107,880)
Repurchase of common stock	(27,413)	(11,406)
Other, net	(3,179)	(2,315)
Net cash from financing activities	(137,534)	(121,601)
Change in cash, cash equivalents and restricted cash	(76,557)	(31,715)
Cash, cash equivalents and restricted cash at beginning of period	237,688	345,591
Cash, cash equivalents and restricted cash at end of period	$161,131	$313,876

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$985	$20,141
Accrued timberlands reforestation and roads	$2,365	$2,834
Repurchase of common stock pending settlement	$—	$1,723

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown above in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2024	September 30, 2023
Cash and cash equivalents	$161,131	$302,799
Restricted cash included in other current and long-term assets[1]	—	11,077
Total cash, cash equivalents, and restricted cash	$161,131	$313,876

1

Amounts included in restricted cash represent proceeds held by a qualified intermediary that were or are intended to be reinvested in timber and timberlands. At September 30, 2024 and 2023, $0 and $1.8 million, respectively, was classified as Other current assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income	Equity
Balance, December 31, 2023	79,365	$79,365	$2,303,992	$(315,291)	$103,032	$2,171,098
Net loss	—	—	—	(305)	—	(305)
Shares issued for stock compensation	143	143	(143)	—	—	—
Equity-based compensation expense	—	—	2,560	—	—	2,560
Pension plans and OPEB obligations, net of tax	—	—	—	—	(229)	(229)
Cash flow hedges, net of tax	—	—	—	—	15,925	15,925
Dividends on common stock, $0.45 per share	—	—	—	(35,779)	—	(35,779)
Other transactions, net	—	—	90	(88)	—	2
Balance, March 31, 2024	79,508	79,508	2,306,499	(351,463)	118,728	2,153,272
Net income	—	—	—	13,678	—	13,678
Shares issued for stock compensation	4	4	(4)	—	—	—
Equity-based compensation expense	—	—	2,962	—	—	2,962
Repurchase of common stock	(610)	(610)	—	(24,402)	—	(25,012)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(230)	(230)
Cash flow hedges, net of tax	—	—	—	—	3,611	3,611
Dividends on common stock, $0.45 per share	—	—	—	(35,677)	—	(35,677)
Other transactions, net	—	—	98	(103)	—	(5)
Balance, June 30, 2024	78,902	78,902	2,309,555	(397,967)	122,109	2,112,599
Net income	—	—	—	3,309	—	3,309
Shares issued for stock compensation	16	16	(16)	—	—	—
Equity-based compensation expense	—	—	2,946	—	—	2,946
Repurchase of common stock	(56)	(56)	—	(2,344)	—	(2,400)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(230)	(230)
Cash flow hedges, net of tax	—	—	—	—	(28,713)	(28,713)
Dividends on common stock, $0.45 per share	—	—	—	(35,486)	—	(35,486)
Other transactions, net	—	—	101	(101)	—	—
Balance, September 30, 2024	78,862	$78,862	$2,312,586	$(432,589)	$93,166	$2,052,025

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income	Equity
Balance, December 31, 2022	79,683	$79,683	$2,294,797	$(208,979)	$97,652	$2,263,153
Net income	—	—	—	16,260	—	16,260
Shares issued for stock compensation	233	233	(233)	—	—	—
Equity-based compensation expense	—	—	2,279	—	—	2,279
Pension plans and OPEB obligations, net of tax	—	—	—	—	(131)	(131)
Cash flow hedges, net of tax	—	—	—	—	(17,335)	(17,335)
Dividends on common stock, $0.45 per share	—	—	—	(35,962)	—	(35,962)
Other transactions, net	—	—	84	(85)	—	(1)
Balance, March 31, 2023	79,916	79,916	2,296,927	(228,766)	80,186	2,228,263
Net income	—	—	—	22,306	—	22,306
Shares issued for stock compensation	4	4	(4)	—	—	—
Equity-based compensation expense	—	—	1,577	—	—	1,577
Repurchase of common stock	(9)	(9)	—	(385)	—	(394)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(344)	(344)
Cash flow hedges, net of tax	—	—	—	—	17,719	17,719
Dividends on common stock, $0.45 per share	—	—	—	(35,958)	—	(35,958)
Other transactions, net	—	—	93	(93)	—	—
Balance, June 30, 2023	79,911	79,911	2,298,593	(242,896)	97,561	2,233,169
Net income	—	—	—	23,675	—	23,675
Equity-based compensation expense	—	—	2,616	—	—	2,616
Repurchase of common stock	(283)	(283)	—	(12,452)	—	(12,735)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(132)	(132)
Cash flow hedges, net of tax	—	—	—	—	28,464	28,464
Dividends on common stock, $0.45 per share	—	—	—	(35,960)	—	(35,960)
Other transactions, net	—	—	92	(92)	—	—
Balance, September 30, 2023	79,628	$79,628	$2,301,301	$(267,725)	$125,893	$2,239,097

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

Commitments and Contingencies

At any given time, we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may have to pay in connection with any legal proceeding would have a material adverse effect on our consolidated financial position or net cash flow. Additionally, during the three and nine months ended September 30, 2024, there were no significant changes to our obligation under the Thomson Reservoir Project. At September 30, 2024, we have $2.2 million accrued for our estimated remaining contribution to the project, all of which is included in Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. For further information on the project, refer to Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expense categories that are regularly reported to the chief operating decision maker and included in each reported measure of a segment’s profit or loss and increased interim disclosure requirements, among others. The adoption of this ASU on January 1, 2024, including the required retrospective application for all periods presented in the financial statements, will be reflected in our annual financial statements for the year ended December 31, 2024, and interim financial statements beginning in 2025. The application of this new guidance is not expected to have an impact on the company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

Recent Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregated information in the rate reconciliation and disaggregated by jurisdiction of income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and early adoption is permitted. Management is evaluating this ASU and currently does not expect it will have an impact on the company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

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

The following table presents our revenues by major product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Timberlands
Northern region
Sawlogs	$46,236	$48,538	$120,606	$138,685
Pulpwood	232	330	512	1,102
Other	365	362	1,051	995
Total Northern revenues	46,833	49,230	122,169	140,782

Southern region
Sawlogs	31,711	31,863	97,236	91,419
Pulpwood	18,383	17,503	49,346	48,641
Stumpage	3,899	7,057	15,619	20,438
Other	4,306	4,155	12,514	12,383
Total Southern revenues	58,299	60,578	174,715	172,881

Total Timberlands revenues	105,132	109,808	296,884	313,663

Wood Products
Lumber	107,473	132,852	345,084	379,939
Residuals and Panels	31,939	32,256	96,505	105,633
Total Wood Products revenues	139,412	165,108	441,589	485,572

Real Estate
Rural real estate	24,409	11,616	114,788	34,005
Development real estate	10,912	4,289	21,274	16,498
Other	3,380	3,247	9,478	9,576
Total Real Estate revenues	38,701	19,152	145,540	60,079

Total segment revenues	283,245	294,068	884,013	859,314
Intersegment Timberlands revenues[1]	(28,114)	(28,559)	(80,084)	(89,736)
Other intersegment revenues	—	—	—	(6)
Total consolidated revenues	$255,131	$265,509	$803,929	$769,572

1	Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Adjusted EBITDDA:
Timberlands	$35,824	$42,062	$104,696	$118,017
Wood Products	(9,581)	15,039	(16,525)	26,975
Real Estate	31,861	14,165	127,657	45,867
Corporate	(12,203)	(11,696)	(36,624)	(32,958)
Eliminations and adjustments	1	(3,292)	(407)	1,599
Total Adjusted EBITDDA	45,902	56,278	178,797	159,500
Interest expense, net[1]	(9,635)	(7,971)	(18,049)	(15,783)
Depreciation, depletion and amortization	(25,487)	(30,248)	(85,150)	(89,099)
Basis of real estate sold	(12,905)	(6,109)	(73,522)	(21,624)
CatchMark merger-related expenses	—	—	—	(2,453)
Gain on fire damage	—	16,326	—	39,436
Non-operating pension and other postretirement employee benefits	200	(228)	602	(685)
Loss on disposal of assets	(338)	(18)	(267)	(39)
Other	1,516	370	1,348	638
Income (loss) before income taxes	$(747)	$28,400	$3,759	$69,891

Depreciation, depletion and amortization:
Timberlands	$16,778	$19,267	$51,193	$55,623
Wood Products	8,395	10,740	33,138	32,723
Real Estate	138	120	412	397
Corporate	176	121	407	356
	25,487	30,248	85,150	89,099
Bond discounts and deferred loan fees[1]	406	410	1,219	1,228
Total depreciation, depletion and amortization	$25,893	$30,658	$86,369	$90,327

Basis of real estate sold:
Real Estate	$12,908	$6,111	$73,530	$21,629
Eliminations and adjustments	(3)	(2)	(8)	(5)
Total basis of real estate sold	$12,905	$6,109	$73,522	$21,624

1	Bond discounts and deferred loan fees are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Basic weighted-average shares outstanding	79,173	80,132	79,494	80,102
Incremental shares due to:
Performance shares	30	182	19	137
Restricted stock units	74	65	50	40
Diluted weighted-average shares outstanding	79,277	80,379	79,563	80,279

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

For the three and nine months ended September 30, 2024, there were approximately 50,000 and 138,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. For the three and nine months ended September 30, 2023, there were approximately 2,000 and 28,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

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

During the three and nine months ended September 30, 2024, we repurchased 56,851 and 666,475 shares of our common stock, respectively, for total consideration of $2.4 million and $27.4 million, respectively, under the 2022 Repurchase Plan. During the three and nine months ended September 30, 2023, we repurchased 282,988 and 291,749 shares of our common stock, respectively, for total consideration of $12.7 million and $13.1 million, respectively, under the 2022 Repurchase Plan. At September 30, 2024, we had remaining authorization of $97.6 million for future stock repurchases under the 2022 Repurchase Program. Transaction costs are not counted against authorized funds.

We record share repurchases upon trade date as opposed to the settlement date. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	September 30, 2024	December 31, 2023
Logs	$34,745	$39,011
Lumber, panels and veneer	35,547	34,621
Materials and supplies	28,282	23,713
Total inventories	98,574	97,345
Less: LIFO reserve	(18,680)	(18,680)
Total inventories, net	$79,894	$78,665

Property, plant and equipment

(in thousands)	September 30, 2024	December 31, 2023
Property, plant and equipment	$692,163	$681,914
Less: accumulated depreciation	(296,255)	(309,082)
Total property, plant and equipment, net	$395,908	$372,832

Timber and timberlands

(in thousands)	September 30, 2024	December 31, 2023
Timber and timberlands	$2,281,659	$2,347,300
Logging roads	93,498	93,098
Total timber and timberlands, net	$2,375,157	$2,440,398

On June 17, 2024, we completed the sale of 34,100 acres of four-year average age Southern timberlands to Forest Investment Associates (FIA) for $56.7 million. Additionally, in January 2024, we acquired 16,000 acres of mature timberlands in Arkansas for $31.4 million, including transaction costs. We funded the acquisition with cash on hand.

Accounts payable and accrued liabilities

(in thousands)	September 30, 2024	December 31, 2023
Accrued payroll and benefits	$20,770	$24,473
Accounts payable	18,527	12,521
Deferred revenue[1]	14,084	10,455
Accrued interest	6,625	8,344
Accrued taxes	6,375	5,712
Other current liabilities	23,909	20,878
Total accounts payable and accrued liabilities	$90,290	$82,383

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

NOTE 5. DEBT

TERM LOANS

At September 30, 2024, our total outstanding principal on our long-term debt of $1.0 billion included $971.0 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender. Approximately $165.7 million of our outstanding long-term debt was classified as current at September 30, 2024 on our accompanying Condensed Consolidated Balance Sheets, including a $65.7 million revenue bond that matured in October 2024 and a $100.0 million term loan that matures in August 2025. Certain borrowings under the Amended Term Loan Agreement are at the one-month Secured Overnight Financing Rate (SOFR)-indexed variable rates, plus an applicable margin between 1.61% and 2.30%. We have entered into SOFR-indexed interest rate swaps to fix the interest rate on these variable rate term loans. See Note: 6 Derivative Instruments for additional information.

On November 1, 2024, we entered into a tenth amendment to the Amended Term Loan Agreement, which provided for a new 8-year term loan of $38.0 million maturing on November 1, 2032, a new 9-year term loan of $38.0 million maturing on November 1, 2033, and a new 10-year term loan of $100.0 million maturing on November 1, 2034 (collectively, the New Term Loans). The proceeds of the New Term Loans were used to refinance a $110.0 million term loan under the Amended Term Loan agreement that matured on November 1, 2024, and to replenish cash used to repay the $65.7 million revenue bond that matured in October 2024.

The New Term Loans bear interest at a rate equal to daily simple SOFR plus an applicable margin ranging between 2.20% and 2.30% per annum depending on their respective maturity date. The New Term Loans provide for a cost-of-capital reset at year five whereby the applicable margin may be reset at the sole discretion of the lender. In connection with the New Term Loans, we terminated $125.0 million of our forward-starting interest rate swaps and transferred the value realized from their termination into three new daily simple SOFR-indexed interest rate swaps to fix the interest rates associated with the New Term Loans. See Note 6: Derivative Instruments for additional information.

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

The Amended Credit Agreement provides for a $300.0 million revolving line of credit that matures February 14, 2027. As provided in the Amended Credit Agreement, borrowing capacity may be increased by up to an additional $500.0 million. The revolving line of credit also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both sub facilities reduces availability under the revolving line of credit. We may utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures. At September 30, 2024, there were no borrowings under the revolving line of credit and approximately $0.6 million of our revolving line of credit was utilized for outstanding letters of credit.

We were in compliance with all debt and credit agreement covenants at September 30, 2024.

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

At September 30, 2024, we had interest rate swaps associated with $761.0 million of SOFR-indexed term loan debt. These cash flow hedges convert variable rates ranging from one-month SOFR plus 1.61% to 2.30%, to fixed rates ranging from 2.14% to 4.83% before patronage credits from lenders. Additionally, at September 30, 2024, we had $200.0 million of forward-starting interest rate swaps designated as cash flow hedges for expected future debt refinancings that require settlement on the stated maturity date.

On October 22, 2024, we terminated $125.0 million of the forward-starting interest rate swaps and transferred the value realized from their termination into three new interest rate swaps to hedge the variability in future cash flows on the New Term Loans. These new daily simple SOFR-indexed interest rate swaps effectively fixed the interest rates associated with the New Term Loans between 4.02% and 4.28%, before patronage credits from lenders, depending on the maturity date of the associated term loan. Following these transactions, we had one remaining forward-starting interest rate swap of $75.0 million available to fix the interest rate on future debt refinancings. See Note 5: Debt for additional information.

The gross fair values of derivative instruments at September 30, 2024 and December 31, 2023 were $111.7 million and $129.1 million, respectively, all of which were classified in Other assets, non-current on our Condensed Consolidated Balance Sheets. Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss):

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location	2024	2023	2024	2023
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income (loss) recognized in other comprehensive income (loss), net of tax		$(23,130)	$33,607	$7,574	$42,353
Amounts reclassified from accumulated other comprehensive income to income, net of tax[1]	Interest expense, net	$5,583	$5,143	$16,751	$13,505

Interest expense, net		$9,635	$7,971	$18,049	$15,783

1

Realized gains and losses on interest rate contracts consist of realized net cash received or paid and interest accruals on the interest rate swaps during the periods in addition to amortization of amounts out of other comprehensive income related to certain terminated hedges and adjustments to interest expense resulting from amortization of inception value of certain off-market designated hedges. For the nine months ended September 30, 2024 and 2023, we amortized approximately $8.0 million and $7.7 million, respectively, of the off-market designated hedges which is included in Other, net within operating activities in the Condensed Consolidated Statements of Cash Flows. Net cash received or paid is included within Interest expense, net in the Condensed Consolidated Statements of Operations.

At September 30, 2024, the amount of net gains expected to be reclassified into earnings in the next 12 months is approximately $12.3 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the SOFR rates at the time of net swap cash payments.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$111,735	$111,735	$129,125	$129,125

Long-term debt, including current portion (Level 2):
Term loans	$(970,407)	$(969,050)	$(969,919)	$(965,718)
Revenue bonds	(65,735)	(65,735)	(65,735)	(64,786)
Total long-term debt[1]	$(1,036,142)	$(1,034,785)	$(1,035,654)	$(1,030,504)

Company owned life insurance asset (COLI) (Level 3)	$6,046	$6,046	$5,220	$5,220

1	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 8. EQUITY-BASED COMPENSATION

We issue new shares of common stock to settle performance share awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units. At September 30, 2024 approximately 1.5 million shares were available for future use under our long-term incentive plans.

Share-based compensation activity during the nine months ended September 30, 2024 included the following:

	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	130,536	—	2,767
Restricted Stock Units (RSUs)	121,726	45,014	1,657

Approximately 0.1 million shares of common stock were issued to employees during the nine months ended September 30, 2024, as a result of PSA and RSU vesting during 2023 and 2024.

The following table details compensation expense and the related income tax benefit for company specific equity-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Equity-based compensation expense:
Performance share awards	$1,635	$1,483	$4,628	$3,623
Restricted stock units	1,260	1,084	3,691	2,702
Deferred compensation stock equivalent units expense	51	49	149	147
Total equity-based compensation expense	$2,946	$2,616	$8,468	$6,472

Total tax benefit recognized for equity-based expense	$197	$135	$554	$394

Performance Share Awards

The weighted-average grant date fair value of PSAs granted during the nine months ended September 30, 2024, was $52.92 per share. PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period if the performance measures are met. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under the stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the performance measurement period, the recipients will receive dividend equivalents in the form of additional shares of common stock at the date of settlement equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. The share awards are not considered participating securities.

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards granted in 2024:

Stock price as of valuation date	$44.67
Risk-free rate	4.20%
Expected volatility	27.71%
Expected dividend yield[1]	—
Expected term (years)	3.00

1	Full dividend reinvestment assumed.

Restricted Stock Units

The weighted-average fair value of all RSUs granted during the nine months ended September 30, 2024, was $44.31 per share. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The RSU awards granted accrue dividend equivalents based on dividends paid during the RSU vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. The share awards are not considered participating securities.

NOTE 9. INCOME TAXES

As a REIT, we generally are not subject to federal and state corporate income taxes on income from investments in real estate, including our timberlands, that we distribute to our stockholders. We conduct certain activities through our PotlatchDeltic taxable REIT subsidiaries (each, a TRS) which are subject to corporate level federal and state income taxes. These activities are principally comprised of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to pre-tax book income or loss of the TRS, as well as permanent book versus tax differences and discrete items.

During the second quarter of 2023, we reduced our federal effected deferred blended state tax rate. This reduction was a result of changes in tax laws enacted in the second quarter of 2023 in certain states in which our TRSs operate. The change resulted in a $1.0 million reduction to our net deferred tax liability and an offsetting reduction to tax expense, all of which was recorded as a discrete item in the second quarter of 2023.

NOTE 10. LEASES

We lease certain equipment, office space and land. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	September 30, 2024	December 31, 2023
Assets
Operating lease assets	Other long-term assets	$10,927	$10,169
Finance lease assets[1]	Property, plant and equipment, net	12,436	11,281
Total lease assets		$23,363	$21,450

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$3,032	$2,575
Finance lease liabilities	Accounts payable and accrued liabilities	5,285	4,525
Noncurrent:
Operating lease liabilities	Other long-term obligations	7,727	7,590
Finance lease liabilities	Other long-term obligations	7,069	6,699
Total lease liabilities		$23,113	$21,389

1	Finance lease assets are presented net of accumulated amortization of $13.6 million and $9.6 million at September 30, 2024 and December 31, 2023, respectively.

The following table presents the components of lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease costs[1]	$893	$772	$2,593	$2,454
Finance lease costs:
Amortization of leased assets	1,441	1,206	4,061	3,768
Interest expense	152	115	431	339
Net lease costs	$2,486	$2,093	$7,085	$6,561

1	Excludes short-term leases and variable lease costs, which are immaterial.

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,757	$2,498
Operating cash flows for finance leases	$431	$339
Financing cash flows for finance leases	$4,142	$3,662
Leased assets exchanged for new lease liabilities:
Operating leases	$2,989	$2,407
Finance leases	$5,215	$2,604

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefit plans (OPEB):

	Three Months Ended September 30,
	Pension		OPEB
(in thousands)	2024	2023	2024	2023
Service cost	$1,321	$1,355	$22	$27
Interest cost	3,124	3,139	220	294
Expected return on plan assets	(3,237)	(3,028)	—	—
Amortization of prior service cost	5	10	—	—
Amortization of actuarial (gain) loss	19	(21)	(331)	(166)
Total net periodic cost	$1,232	$1,455	$(89)	$155

	Nine Months Ended September 30,
	Pension		OPEB
(in thousands)	2024	2023	2024	2023
Service cost	$3,964	$4,066	$69	$82
Interest cost	9,369	9,414	658	881
Expected return on plan assets	(9,711)	(9,081)	—	—
Amortization of prior service cost	15	32	—	—
Amortization of actuarial (gain) loss	59	(63)	(992)	(498)
Net periodic cost	$3,696	$4,368	$(265)	$465

During the nine months ended September 30, 2024 and 2023, funding of non-qualified pension and other postretirement employee benefit plans was $3.3 million and $2.2 million, respectively. During the nine months ended September 30, 2024 and 2023, we made contributions to our qualified pension benefit plan of $4.0 million and $0, respectively.

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details changes in amounts included in our Accumulated Other Comprehensive Income (AOCI) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Pension and Other Postretirement Employee Benefits
Balance at beginning of period	$(19,384)	$(28,969)	$(18,925)	$(28,494)
Reclassifications from AOCI to earnings:
Other[1]	(307)	(177)	(918)	(529)
Tax effect	77	45	229	133
Net of tax amount	(230)	(132)	(689)	(396)
Other reclassifications	—	—	—	(211)
Balance at end of period	(19,614)	(29,101)	(19,614)	(29,101)
Cash Flow Hedges
Balance at beginning of period	141,493	126,530	121,957	126,146
Unrecognized gains (losses) arising in AOCI during the period:
Gross	(23,502)	34,334	7,695	43,207
Tax effect	372	(727)	(121)	(899)
Reclassifications from AOCI to earnings:
Gross[2]	(5,708)	(5,266)	(17,124)	(13,829)
Tax effect	125	123	373	324
Net of tax amount	(28,713)	28,464	(9,177)	28,803
Other reclassifications	—	—	—	45
Balance at end of period	112,780	154,994	112,780	154,994
Accumulated other comprehensive income, end of period	$93,166	$125,893	$93,166	$125,893

1 Included in the computation of net periodic pension costs.

2 Included in Interest expense, net on the Condensed Consolidated Statement of Operations.

See Note 11: Pension and Other Postretirement Employee Benefits and Note 6: Derivative Instruments for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expectations regarding economic conditions, including interest rates and the effect of changes in the federal funds rate on mortgage interest rates; expected seasonal fluctuations in our business segments; expected effectiveness of our hedging instruments and swaps; amount of net earnings on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected return on pension assets; future share repurchases and dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; potential uses of our credit facility; expectations regarding debt obligations, interest payments and debt refinancing; maintenance of our investment grade credit rating; expectations regarding the United States (U.S.) housing market and home repair and remodeling activity; the lumber and log markets and pricing; lumber shipment volumes; timber harvest volumes; rural real estate and real estate development sales; sufficiency of cash and any necessary borrowings to meet operating requirements; expected 2024 and future capital expenditures; expected duration of the ramp-up phase of the expansion and modernization project at our Waldo, Arkansas sawmill and resulting increases in production capacity and reduction in operating costs; expectations regarding our ability to capitalize on actions that governments and businesses are taking on climate change and their commitments towards reducing greenhouse gas emissions; and similar matters.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as anticipates, approximately, believe, can, continue, could, estimates, expects, future, intends, long-term, may, near-term will, or similar words or terminology. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

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
•
our ability to achieve the increased capacity and reduced operating costs expected from the modernization of the Waldo, Arkansas sawmill; and
•
the failure of announced real estate transactions to close on time, at the price and on the terms discussed, or at all.

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

Our business segments have been and will continue to be influenced by a variety of factors, including tariffs, quotas and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber and plywood prices, weather conditions, disruptions or inefficiencies in our supply chain including the availability of transportation, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, inflation, asset dispositions or acquisitions, impact of pandemics (such as COVID-19 and its variants), fires at our Wood Products facilities or on our timberlands, other natural disasters, government regulation and enforcement actions, and other factors.

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

The demand for timber is directly affected by the underlying demand for lumber and other wood products, as well as by the demand for pulp, paper and packaging. Our Timberlands and Wood Products segments are impacted by both demand for new homes and home improvement and repair of existing homes in the United States. Our Timberlands segment is also influenced by the availability of harvestable timber. In general, our Idaho log market is typically in balance but can be tensioned from time to time, while Southern log markets generally have more available supply.

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

Interest rates impact our business primarily through their effect on mortgage rates and the broader U.S. economy, and their influence on our capital allocation activities. According to economic data from Freddie Mac, between the end of 2011 and the end of 2021, the average 30-year fixed mortgage rate, which is correlated with long-term interest rates, was below 4.0% before beginning to rise late in the first quarter of 2022, peaking at approximately 7.8% in October 2023, and ending 2023 at approximately 6.6%. The first half of 2024 continued to experience stubbornly high mortgage rates before easing modestly late in the third quarter of 2024 following the U.S. Federal Reserve's reduction of key benchmark interest rates by 50 basis points in September 2024. Inflation, which continues to slow, unemployment rates and the overall condition of the economy are factors that can influence the U.S. Federal Reserve’s decision to adjust interest rates.

Single-family housing supply continues to remain well below the historical average as housing affordability remains a barrier to home ownership. In October 2024, the U.S. Census Bureau reported total housing starts during the third quarter of 2024 averaged over 1.3 million on a seasonally-adjusted annual basis, which was slightly lower than the second quarter of 2024. While single-family housing starts averaged approximately 963,000 units on a seasonally-adjusted annual basis during the third quarter of 2024, which was 4.1% lower than the second quarter of 2024, single-family housing starts on a seasonally-adjusted annual basis averaged just over 1.0 million units for August and September of 2024. Additionally, authorized building permits for single-family housing averaged nearly 960,000 units on a seasonally-adjusted annual basis during the third quarter of 2024, which was on par with the second quarter of 2024.

The National Association of Home Builders/Wells Fargo Housing Market Index (HMI) published in September 2024 reported that builders' confidence for newly built single-family homes was 41 that month, up from 37 in December 2023. This broke a string of four consecutive monthly declines. Even though there is increased builder confidence for new construction, builders continue to face several supply-side challenges, including a scarcity of buildable lots and skilled labor, along with higher material costs that continue to increase the cost of building homes. Overall, we continue to believe long-term underlying housing fundamentals remain favorable due to an undersupply of homes, lower than historical-average existing inventory for sale, and a large millennial demographic in their prime home-buying years. We believe these fundamentals will become more favorable if the Federal Reserve reduces its key benchmark interest rates, and those rate reductions have the effect of reducing mortgage rates.

The repair and remodel sector is the largest market segment for lumber demand. Near term headwinds on the repair and remodel market appear to have been driven by elevated interest rates, which raise the cost of discretionary projects, coupled with the low turnover of existing homes, which typically spurs repair and remodel activity. While spending in the sector for residential home remodeling has moderated, we believe future interest rate reductions along with long-term favorable underlying fundamentals, including solid household balance sheets, strong levels of home equity, an aging existing housing stock, and expected increases in sales of existing homes will stimulate repair and remodel demand for our products.

In our Timberlands segment, a significant portion of our Idaho sawlog prices are indexed on a one-month lag to lumber prices. The Northern region experienced a decline in sawlog prices during the third quarter of 2024 compared to the third quarter of 2023, primarily because of lower indexed lumber prices. In the Southern region, sawlog and pulpwood prices remained relatively stable. Our total harvest volume of over 1.9 million tons in the third quarter of 2024 was slightly lower than the third quarter of 2023, primarily due to decreased stumpage sales in the South. We expect to harvest between 1.8 and 1.9 million tons during the fourth quarter of 2024, with approximately 81% of the volume in the Southern region.

During the third quarter of 2024, we completed the construction phase of the expansion and modernization of our Waldo, Arkansas sawmill (the Waldo Modernization Project). The Waldo Modernization Project included upgrades to the log yard and planer, a new saw line, and a new continuous dry kiln and is expected to increase the sawmill’s annual capacity and reduce its operating costs significantly. The sawmill, which continued to operate during the construction, took limited downtime early in the third quarter to tie in the new equipment and restarted in mid-August 2024. We anticipate it will take between 6 and 12 months to reach the sawmill's expected new capacity of 275 million board feet per year.

In our Wood Products segment, lumber markets remained tepid during the third quarter of 2024, leading to continued pricing pressure. We shipped 267 million board feet of lumber during the third quarter of 2024 which was lower than the third quarter of 2023 primarily as a result of the planned downtime and restart at our Waldo, Arkansas sawmill during the third quarter of

2024. We expect to ship between 275 and 285 million board feet of lumber during the fourth quarter of 2024, which takes into account the expected production ramp-up at the Waldo sawmill.

Our Real Estate segment benefited from increased rural real estate acres sold and increased residential lot sales in Chenal Valley during the third quarter of 2024. We expect to sell approximately 5,500 rural acres and 40 residential lots in Chenal Valley during the fourth quarter of 2024.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Revenues	$255,131	$265,509	$(10,378)	$803,929	$769,572	$34,357
Costs and expenses:
Cost of goods sold	227,556	226,303	1,253	722,189	665,716	56,473
Selling, general and administrative expenses	20,403	19,303	1,100	61,882	55,118	6,764
CatchMark merger-related expenses	—	—	—	—	2,453	(2,453)
Gain on fire damage	—	(16,326)	16,326	—	(39,436)	39,436
	247,959	229,280	18,679	784,071	683,851	100,220
Operating income	7,172	36,229	(29,057)	19,858	85,721	(65,863)
Interest expense, net	(9,635)	(7,971)	(1,664)	(18,049)	(15,783)	(2,266)
Non-operating pension and other postretirement employee benefits	200	(228)	428	602	(685)	1,287
Other	1,516	370	1,146	1,348	638	710
Income (loss) before income taxes	(747)	28,400	(29,147)	3,759	69,891	(66,132)
Income taxes	4,056	(4,725)	8,781	12,923	(7,650)	20,573
Net income	$3,309	$23,675	$(20,366)	$16,682	$62,241	$(45,559)
Total Adjusted EBITDDA[1]	$45,902	$56,278	$(10,376)	$178,797	$159,500	$19,297

1	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

Third Quarter 2024 Compared with Third Quarter 2023

Revenues

Revenues were $255.1 million, a $10.4 million decrease compared with the third quarter of 2023 primarily due to lower lumber prices, lower lumber shipments as a result of the planned downtime and restart at our Waldo, Arkansas sawmill, and lower Northern sawlog prices. These decreases were partially offset by increased rural acres and residential lots sold, and a higher average price per residential lot in Chenal Valley due to a greater mix of premium lots sold during the third quarter of 2024.

Cost of goods sold

Cost of goods sold increased $1.3 million compared with the third quarter of 2023 mainly due to increased rural real estate acres and residential lots sold, and increased log and haul costs associated with higher harvest activity. These increases were partially offset by lower raw material, production, and shipping costs primarily at our Waldo, Arkansas sawmill due to its planned downtime early in the third quarter of 2024 and restart in mid-August following the completion of the construction phase of the expansion and modernization project.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.1 million compared to the third quarter of 2023 primarily due to professional service fees, including costs for implementation of new systems, and employee-related costs.

Gain on fire damage

During the third quarter of 2023, we recognized insurance recoveries of $16.3 million for fire damage at our Ola, Arkansas sawmill. The claim with insurance carriers was finalized by the end of 2023.

Interest expense, net

Interest expense, net increased $1.7 million compared to the third quarter of 2023 primarily due to less interest income earned on lower average cash and cash equivalents held in interest bearing accounts.

Income taxes

Income taxes are primarily due to income or loss from our PotlatchDeltic taxable REIT subsidiaries (TRS). For the three months ended September 30, 2024, we recorded an income tax benefit of $4.1 million on TRS loss before tax of $15.6 million. For the three months ended September 30, 2023, we recorded income tax expense of $4.7 million on TRS income before tax of $18.4 million, which included the $16.3 million gain on fire damage.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the third quarter of 2024 decreased $10.4 million compared to the third quarter of 2023 primarily due to lower lumber prices, lower lumber shipments, lower Northern sawlog prices and increased logging and hauling costs driven by increased harvest activity. The decrease in Total Adjusted EBITDDA was partially offset by increased rural acres and residential lots sold at a higher average price per residential lot in Chenal Valley. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

Year to Date 2024 Compared with Year to Date 2023

Revenues

Revenues were $803.9 million, an increase of $34.4 million compared with the first nine months of 2023 primarily due to increased rural real estate acres sold, including the 34,100-acre rural timberland sale for $56.7 million in the second quarter of 2024, increased lumber shipments, increased Southern harvest volumes, and higher residential price per lot in Chenal Valley. These increases were partially offset by lower lumber prices and a decrease in Northern harvest volumes and sawlog prices.

Cost of goods sold

Cost of goods sold increased $56.5 million compared with the first nine months of 2023 primarily due to increased rural real estate acres sold. These increases were partially offset by lower logging and hauling costs primarily due to lower Northern harvest volume, which more than offset an increase in the South due to higher harvest volumes.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $6.8 million compared to the first nine months of 2023 primarily due to employee-related costs and professional service fees, including costs for implementation of new systems. Additionally, the prior year included a $1.0 million reduction in stock compensation expense due to forfeiture of a former employee’s stock awards.

Gain on fire damage

During the first nine months of 2023, we recognized insurance recoveries of $39.4 million for fire damage at our Ola, Arkansas sawmill. The claim with insurance carriers was finalized by the end of 2023.

Interest expense, net

Interest expense, net increased $2.3 million compared to the first nine months of 2023 primarily due to less interest income earned on lower average cash and cash equivalents held in interest bearing accounts.

Income taxes

Income taxes are primarily due to income or loss from our PotlatchDeltic TRS. For the nine months ended September 30, 2024, we recorded an income tax benefit of $12.9 million on TRS loss before tax of $51.1 million. For the nine months ended September 30, 2023, we recorded income tax expense of $7.7 million on TRS income before tax of $33.8 million, which included the $39.4 million gain on fire damage. Income taxes for the nine months ended September 30, 2023 also included an approximate $1.0 million tax benefit from the reduction of our blended deferred tax rate during the second quarter of 2023.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first nine months of 2024 increased $19.3 million compared to the first nine months of 2023 primarily due to increased rural real estate acres sold and increased average price per residential lot in Chenal Valley. The increase in Total Adjusted EBITDDA was partially offset by lower lumber prices, lower Northern sawlog harvest volumes and prices, and higher selling, general and administrative expenses. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Revenues[1]	$105,132	$109,808	$(4,676)	$296,884	$313,663	$(16,779)
Costs and expenses:
Logging and hauling	56,829	54,918	1,911	157,158	161,287	(4,129)
Other	10,294	10,843	(549)	28,057	28,354	(297)
Selling, general and administrative expenses	2,185	1,985	200	6,973	6,005	968
Timberlands Adjusted EBITDDA[2]	$35,824	$42,062	$(6,238)	$104,696	$118,017	$(13,321)

1

Prior to elimination of intersegment fiber revenues of $28.1 million and $28.6 million for the three months ended September 30, 2024 and 2023, and $80.1 million and $89.7 million for the nine months ended September 30, 2024 and 2023, respectively.

2	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
Harvest Volumes (in tons)	2024	2023	Change	2024	2023	Change
Northern region
Sawlog	420,896	376,607	44,289	1,107,630	1,166,570	(58,940)
Pulpwood	5,964	7,081	(1,117)	13,716	23,099	(9,383)
Total	426,860	383,688	43,172	1,121,346	1,189,669	(68,323)

Southern region
Sawlog	668,557	661,225	7,332	2,052,287	1,906,805	145,482
Pulpwood	591,527	558,905	32,622	1,592,771	1,531,620	61,151
Stumpage	266,516	400,426	(133,910)	984,120	1,074,380	(90,260)
Total	1,526,600	1,620,556	(93,956)	4,629,178	4,512,805	116,373

Total harvest volume	1,953,460	2,004,244	(50,784)	5,750,524	5,702,474	48,050

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$110	$129	$(19)	$109	$119	$(10)
Pulpwood	$39	$47	$(8)	$37	$48	$(11)

Southern region
Sawlog	$47	$48	$(1)	$47	$48	$(1)
Pulpwood	$31	$31	$—	$31	$32	$(1)
Stumpage	$15	$18	$(3)	$16	$19	$(3)

1

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023:

(in thousands)	Three Months	Nine Months
Timberlands Adjusted EBITDDA - prior year	$42,062	$118,017
Sales price and mix	(8,959)	(15,996)
Harvest volume	557	(1,809)
Logging and hauling costs per unit	1,660	4,976
Forest management, indirect and other	504	(492)
Timberlands Adjusted EBITDDA - current year	$35,824	$104,696

Third Quarter 2024 Compared with Third Quarter 2023

Timberlands Adjusted EBITDDA for the third quarter of 2024 decreased $6.2 million compared with the third quarter of 2023 primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region declined 14.7% to $110 per ton primarily due to the effect of lower indexed sawlog prices in Idaho. Southern sawlog prices remained relatively stable.
•
Harvest Volume: Total Northern harvest volume increased 11.3% primarily due to more favorable operating conditions in the first quarter of 2023 allowing us to accelerate harvesting earlier in 2023 than in 2024. Total Southern harvest volume decreased approximately 5.8% in the third quarter of 2024 compared to the third quarter of 2023, primarily due to fewer stumpage sales.
•
Logging and Hauling Cost per Unit: Logging and hauling costs per delivered unit were lower primarily due to decreased fuel costs.

Year to Date 2024 Compared with Year to Date 2023

Timberlands Adjusted EBITDDA for the first nine months of 2024 decreased $13.3 million compared with the first nine months of 2023 primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region decreased 8.4% to $109 per ton primarily due to the effect of lower indexed sawlog prices in Idaho. Southern sawlog prices remained relatively stable.
•
Harvest Volume: We harvested 4.6 million tons in the Southern region during the first nine months of 2024, which was 2.6% higher than the first nine months of 2023 primarily due to more favorable operating conditions during 2024 partially offset by fewer stumpage sales. In the Northern region, operating conditions were less favorable in the first nine months of 2024 as compared to the first nine months of 2023, resulting in a 5.7% decrease in harvest volume.
•
Logging and Hauling Cost per Unit: Logging and hauling costs per delivered unit were lower due to a lower mix of Northern harvest volume and decreased fuel costs.

Wood Products Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Revenues	$139,412	$165,108	$(25,696)	$441,589	$485,572	$(43,983)
Costs and expenses[1]
Fiber costs	67,552	72,273	(4,721)	216,595	225,393	(8,798)
Freight, logging and hauling	17,314	20,199	(2,885)	55,805	59,843	(4,038)
Manufacturing costs	58,025	54,537	3,488	175,845	163,787	12,058
Finished goods inventory change	2,883	(690)	3,573	(1,061)	(633)	(428)
Selling, general and administrative expenses	3,127	3,674	(547)	10,656	9,954	702
Other	92	76	16	274	253	21
Wood Products Adjusted EBITDDA[2]	$(9,581)	$15,039	$(24,620)	$(16,525)	$26,975	$(43,500)

1

Prior to elimination of intersegment fiber costs of $28.1 million and $28.6 million for the three months ended September 30, 2024 and 2023, and $80.1 million and $89.7 million for the nine months ended September 30, 2024 and 2023, respectively.

2	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Lumber shipments (MBF)[1]	267,263	276,071	(8,808)	824,061	817,955	6,106
Lumber sales prices ($ per MBF)	$402	$481	$(79)	$419	$465	$(46)

[1]	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023:

(in thousands)	Three Months	Nine Months
Wood Products Adjusted EBITDDA - prior year	$15,039	$26,975
Lumber:
Price	(21,584)	(39,297)
Manufacturing costs per unit	(5,735)	(9,329)
Log costs per unit	1,623	7,769
Volume	13	(187)
Residuals, panels and other	1,063	(2,456)
Wood Products Adjusted EBITDDA - current year	$(9,581)	$(16,525)

Third Quarter 2024 Compared with Third Quarter 2023

Wood Products Adjusted EBITDDA for the third quarter of 2024 decreased $24.6 million compared to the third quarter of 2023 primarily as a result of the following:

•
Lumber Price: Average lumber sales price decreased to $402 per MBF during the third quarter of 2024 from $481 per MBF during the third quarter of 2023.
•
Manufacturing Costs Per Unit: Higher manufacturing costs per unit were primarily due an increase in labor costs from normal wage adjustments, and the impact from downtime and the restart of our Waldo, Arkansas sawmill for the expansion and modernization project.
•
Log Costs Per Unit: Log costs per unit were lower primarily as a result of lower log costs at our Idaho sawmill due to lower sawlog prices which are largely indexed to the price of lumber.
•
Residual Sales, Panels and Other: A decrease in selling, general and administrative expense primarily due to lower variable employee-related costs more than offset lower residual sales compared to the third quarter of 2023.

Year to Date 2024 Compared with Year to Date 2023

Wood Products Adjusted EBITDDA for the first nine months of 2024 decreased $43.5 million compared to the first nine months of 2023 primarily as a result of the following:

•
Lumber Price: Average lumber sales price decreased to $419 per MBF during the first nine months of 2024 from $465 per MBF during the first nine months of 2023.
•
Manufacturing Costs Per Unit: Higher manufacturing costs per unit were primarily due to an increase in labor costs from normal wage adjustments, and the expansion and modernization project at our Waldo, Arkansas sawmill.
•
Log Costs Per Unit: Log costs per unit were lower primarily as a result of lower log costs at our Idaho sawmill due to lower sawlog prices, which are largely indexed to the price of lumber.
•
Residual Sales, Panels and Other: Lower demand from industrial customers resulted in lower plywood price realization during the first nine months of 2024 compared to the first nine months of 2023.

Real Estate Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Revenues	$38,701	$19,152	$19,549	$145,540	$60,079	$85,461
Costs and expenses
Cost of goods sold	4,584	3,709	875	12,031	10,012	2,019
Selling, general and administrative expenses	2,256	1,278	978	5,852	4,200	1,652
Real Estate Adjusted EBITDDA[1]	$31,861	$14,165	$17,696	$127,657	$45,867	$81,790

1	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Acres sold	6,548	3,275	51,470	11,155
Average price per acre	3,727	3,546	2,230	3,048

Development Real Estate	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Residential lots	53	32	90	98
Average price per lot	$204,851	$89,122	$168,850	$103,526

Commercial acres	—	1	12	7
Average price per acre	$—	$972,222	$492,746	$848,828

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023:

(in thousands)	Three Months	Nine Months
Real Estate Adjusted EBITDDA - prior year	$14,165	$45,867
Rural real estate sales	12,890	80,638
Real estate development sales	6,437	4,077
Selling, general and administrative expenses	(978)	(1,661)
Other costs, net	(653)	(1,264)
Real Estate Adjusted EBITDDA - current year	$31,861	$127,657

Third Quarter 2024 Compared with Third Quarter 2023

Real Estate Adjusted EBITDDA for the third quarter of 2024 was $31.9 million, an increase of $17.7 million compared to the third quarter of 2023 primarily as a result of the following:

•
Rural Sales: There were more rural real estate acres sold in the third quarter of 2024 compared to the third quarter of 2023. Rural real estate sales in the third quarter of 2024 included a 1,200-acre sale in Idaho for approximately $3,400 per acre. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.
•
Development Sales: During the third quarter of 2024, we sold 53 residential lots at an average lot price of $204,851 compared to 32 lots at an average lot price of $89,122 during the third quarter of 2023. The increase in average lot price was primarily due to a higher mix of premium residential lot closings in the third quarter of 2024. The average price per residential lot fluctuates based on a variety of factors including size, location, and planned end use within the developments. We had no commercial lot sales in Chenal Valley during the third quarter of 2024 compared to one sale for $1.4 million, or $972,222 per acre, during the third quarter of 2023.

Year to Date 2024 Compared with Year to Date 2023

Real Estate Adjusted EBITDDA for the first nine months of 2024 increased $81.8 million compared to the first nine months of 2023 primarily as a result of the following:

•
Rural Sales: Rural real estate sales in the first nine months of 2024 included a 34,100-acre sale of four-year average age Southern timberlands to FIA for $56.7 million, a 2,000-acre conservation sale in Arkansas, and a 1,200-acre sale in Idaho. The first nine months of 2023 included a 2,240-acre conservation sale in Alabama and a 2,700-acre sale in Georgia.
•
Development Sales: During the first nine months of 2024, we sold 90 residential lots at an average lot price of $168,850 compared to 98 lots at an average lot price of $103,526 during the first nine months of 2023. In addition, we sold 12 acres of commercial land in Chenal Valley for an average price of $492,746 per acre during the first nine months of 2024 compared to 7 acres of commercial land for an average price of $848,828 per acre during the first nine months of 2023.

Liquidity and Capital Resources

Cash generated by our operations is highly dependent on the selling prices and volumes of our products and can vary from period to period. Changes in significant sources and uses of cash for the nine months ended September 30, 2024 and 2023 are presented by category as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Net cash from operating activities	$143,062	$117,308	$25,754
Net cash from investing activities	$(82,085)	$(27,422)	$(54,663)
Net cash from financing activities	$(137,534)	$(121,601)	$(15,933)

Net Cash Flows from Operating Activities

Net cash from operating activities increased $25.8 million in the first nine months of 2024 compared to the first nine months of 2023 primarily as a result of the following:

•
Cash received from customers increased $34.6 million primarily due to increased rural real estate acres sold, including the 34,100-acre sale to FIA, higher average lot prices in Chenal Valley, and higher Southern harvest volumes. These increases were partially offset by lower lumber and Northern sawlog prices, and lower Northern harvest volumes.
•
Cash payments decreased $13.5 million primarily due to lower Northern logging and hauling costs, and lower employee incentive compensation payouts. These declines were partially offset by costs associated with higher Southern harvest volumes.
•
During the first nine months of 2024, we received the final $1.7 million of insurance proceeds related to business interruption insurance following the fire at our Ola, Arkansas sawmill in June 2021 compared to $21.8 million received during the first nine months of 2023.

•
Cash paid for interest, net increased by approximately $6.9 million primarily due to lower interest income earned as a result of lower average cash balances in interest bearing accounts partially offset by increased patronage dividends from our lenders. Additionally, cash from operating activities for first nine months of 2024 includes reclassification of $22.5 million received from interest rate swaps that contain an other-than-insignificant financing element at inception as investing ($20.9 million) and financing ($1.6 million) activities. Cash from operating activities for first nine months of 2023 includes reclassification of $18.7 million received from interest rate swaps that contain an other-than-insignificant financing element at inception as investing ($17.3 million) and financing ($1.4 million) activities.
•
Cash contributions to our pension and other postretirement employee benefit plans increased $5.1 million, primarily due to a $4.0 million contribution to our qualified pension plan.
•
Net tax payments decreased $13.0 million due to lower taxable income generated from our TRS operations in 2024.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
Cash expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first nine months of 2024 and 2023 were $71.5 million and $45.1 million, respectively, which includes capital expenditures for the Waldo, Arkansas sawmill expansion and modernization project of $38.0 million and $14.8 million, respectively.
•
Cash expenditures for timberland acquisitions during the first nine months of 2024 was approximately $32.3 million which included the acquisition of 16,000 acres of mature timberlands in Arkansas. Cash expenditures for timberland acquisitions during the first nine months of 2023 was $1.7 million.
•
We received $20.9 million during the first nine months of 2024 compared to $17.3 million during the first nine months of 2023 from certain interest rate swaps that contained an other-than-insignificant financing element at inception, which are required to be classified in investing activities. Cash flows from these above-market interest rate swaps reduce our interest costs on the corresponding variable rate debt.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
During the first nine months of 2024, we repurchased 666,472 shares of our common stock totaling $27.4 million, compared to the first nine months of 2023 where we repurchased 291,749 shares of our common stock totaling $13.1 million, including $1.7 million of repurchases that were not settled in cash until the fourth quarter of 2023.
•
Dividend payments of $106.9 million during the first nine months of 2024 compared to $107.9 million during the first nine months of 2023 due to fewer shares outstanding following share repurchases.

Future Sources and Uses of Cash

At September 30, 2024, we had cash and cash equivalents of $161.1 million. We expect cash and cash equivalents on hand, cash generated from our operating activities, and available borrowing capacity under our Credit Agreement, if needed, to be adequate to meet our future cash requirements. At September 30, 2024, there were no significant changes in our cash commitments arising in the normal course of business under our known contractual and other obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2023. See Term Loans, Credit Agreement and Interest Rate Swap Agreements below for more information on significant sources and uses of cash subsequent to September 30, 2024.

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

The Waldo Modernization Project includes upgrades to the log yard and planer, a new saw line, a new continuous dry kiln and other improvements which are expected to increase the sawmill’s annual capacity from 190 million board feet of dimensional lumber to approximately 275 million board feet. The existing sawmill continued to operate before taking limited downtime to tie in the new equipment in July 2024. Following the restart of the sawmill in mid-August 2024, we anticipate it will take between 6 and 12 months to reach the sawmill's expected new capacity of 275 million board feet per year. We expect to spend approximately $131.0 million on the modernization project, of which a total of $124.4 million has been spent through September 30, 2024, and the remaining $6.6 million is expected to be spent during the fourth quarter of 2024.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (a Trading Plan), or through privately negotiated transactions. At September 30, 2024, we had remaining authorization of $97.6 million for future stock repurchases under the 2022 Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to a Trading Plan, and, subject to the terms of a Trading Plan, the Repurchase Program may be suspended, terminated or modified at any time for any reason.

Term Loans, Credit Agreement, and Interest Rate Swap Agreements

At September 30, 2024, our total outstanding principal on our long-term debt of $1.0 billion included $971.0 million of term loans under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender. Approximately $165.7 million of our outstanding long-term debt was classified as current at September 30, 2024 on our accompanying Condensed Consolidated Balance Sheets, including a $65.7 million revenue bond that matured in October 2024 and a $100.0 million term loan that matures in August 2025. Certain borrowings under the Amended Term Loan Agreement are at the one-month Secured Overnight Financing Rate (SOFR)-indexed variable rates, plus a spread between 1.61% and 2.30%. We have entered into SOFR-indexed interest rate swaps to fix the interest rate on these variable rate term loans.

On November 1, 2024, we entered into a tenth amendment to the Amended Term Loan Agreement, which provided for three new term loans totaling $176.0 million that mature on November 1, 2032, 2033, and 2034, respectively (collectively referred to as the New Term Loans). The proceeds of the New Term Loans were used to refinance a $110.0 million term loan that matured on November 1, 2024 and to replenish cash used to repay the $65.7 million revenue bond that matured in October 2024. The New Term Loans bear interest at a rate equal to daily simple SOFR plus an applicable margin ranging between 2.20% and 2.30% per annum depending on the term loan's maturity date. The New Term Loans provide for a cost-of-capital reset at year five whereby the applicable margin may be reset at the sole discretion of the lender. As a result of the tenth amendment to the Amended Term Loan Agreement, at November 1, 2024, we had approximately $1.0 billion drawn under the agreement with our primary lender.

In connection with the refinancing, we terminated $125.0 million of our $200.0 million forward-starting interest rate swaps and transferred the value realized from their termination into three new interest rate swaps to hedge the variability in future cash flows on the New Term Loans. These three new daily simple SOFR-indexed interest rate swaps effectively fix the interest rates on the New Term Loans between 4.02% and 4.28%, before patronage credits from lenders, depending on the maturity date of the associated term loan. Following these transactions, we had one remaining forward-starting interest rate swap of $75.0 million available to fix the interest rate on future debt refinancings.

We have a $300.0 million revolving line of credit with a syndicate of lenders, that matures February 14, 2027 (Amended Credit Agreement). Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At September 30, 2024, there were no borrowings under the revolving line of credit and approximately $0.6 million of the credit facility was utilized by outstanding letters of credit.

See Note 5: Debt and Note 6: Derivative Instruments in the Notes to the Condensed Consolidated Financial Statements for additional information on our debt, credit, and interest rate swap agreements.

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

The following table presents the components and applicable limits of Total Asset Value (TAV), a component of the Leverage Ratio, at September 30, 2024:

(in thousands)
Estimated timberland fair value	$5,220,752
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	381,358
Cash and cash equivalents	161,131
Other[1]	10,424
Total Asset Value	$5,773,665

1

Includes, as applicable, Company Owned Life Insurance (limited to 5% of TAV), Construction in Progress (limited to 10% of TAV) and Investments in Affiliates (limited to 15% of TAV) as defined in the Financing Agreements.

At September 30, 2024, we were in compliance with all covenants under the Financing Agreements. The following table sets forth the financial covenants for the Financing Agreements and our status with respect to these covenants at September 30, 2024:

	Covenant Requirement		Actual
Interest Coverage Ratio	≥	3.00 to 1.00	8.8
Leverage Ratio	≤	40%	18%

There were no changes to our financial covenants as a result of the tenth amendment to the Amended Term Loan agreement dated November 1, 2024 discussed above.

Credit Ratings

Two major debt rating agencies routinely evaluate our debt, and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade. There have been no changes in our credit rating during the nine months ended September 30, 2024. In May 2024, Moody's revised their outlook on the company to negative from stable.

Capital Structure

(in thousands)	September 30, 2024	December 31, 2023
Long-term debt (including current portion)	$1,034,599	$1,033,728
Cash and cash equivalents	(161,131)	(230,118)
Net debt	873,468	803,610
Market capitalization[1]	3,552,733	3,896,822
Enterprise value	$4,426,201	$4,700,432

Net debt to enterprise value	19.7%	17.1%
Dividend yield[2]	4.0%	3.7%
Weighted-average cost of debt, after tax[3]	2.3%	2.3%

1	Market capitalization is based on outstanding shares of 78.9 million and 79.4 million times closing share prices of $45.05 and $49.10 at September 30, 2024 and December 29, 2023, respectively.
2	Dividend yield is based on annualized dividends per share of $1.80 and share prices of $45.05 and $49.10 at September 30, 2024 and December 29, 2023, respectively.
3	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

We reconcile Total Adjusted EBITDDA to net income (loss) for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income (loss) to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$3,309	$23,675	$16,682	$62,241
Interest expense, net	9,635	7,971	18,049	15,783
Income taxes	(4,056)	4,725	(12,923)	7,650
Depreciation, depletion and amortization	25,487	30,248	85,150	89,099
Basis of real estate sold	12,905	6,109	73,522	21,624
CatchMark merger-related expenses	—	—	—	2,453
Gain on fire damage	—	(16,326)	—	(39,436)
Non-operating pension and other postretirement employee benefits	(200)	228	(602)	685
Loss on disposal of assets	338	18	267	39
Other	(1,516)	(370)	(1,348)	(638)
Total Adjusted EBITDDA	$45,902	$56,278	$178,797	$159,500

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

The following table provides a reconciliation of cash from operating activities to CAD:

	Nine Months Ended September 30,		Twelve Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net cash from operating activities[1,2]	$143,062	$117,308	$184,865	$150,772
Capital expenditures[3]	(103,771)	(46,757)	(178,627)	(79,260)
CAD	$39,291	$70,551	$6,238	$71,512
Net cash from investing activities[4]	$(82,085)	$(27,422)	$(149,967)	$(47,147)
Net cash from financing activities	$(137,534)	$(121,601)	$(187,643)	$(284,438)

1

Net cash from operating activities for the nine and twelve months ended September 30, 2024, includes cash paid for real estate development expenditures of $5.3 million and $7.0 million, respectively. Net cash from operating activities for the nine and twelve months ended September 30, 2023, includes cash paid for real estate development expenditures of $7.2 million and $8.4 million, respectively, and CatchMark merger-related expenses of $0.9 million and $6.6 million, respectively.

2

Net cash from operating activities for the nine and twelve months ended September 30, 2024, excludes $22.5 million and $29.5 million, respectively, of interest rate swap proceeds classified as investing and financing activities. Net cash from operating activities for the nine and twelve months ended September 30, 2023, excludes $18.7 million and $22.0 million, respectively, of interest rate swap proceeds classified as investing and financing activities.

3

The nine and twelve months ended September 30, 2024, includes capital expenditures of $38.0 million and $97.4 million, respectively, related to the Waldo Modernization Project. The nine and twelve months ended September 30, 2023, includes capital expenditures of $14.8 million related to the Waldo Modernization Project. Additionally, the nine and twelve months ended September 30, 2023 include fire-related capital expenditures for the Ola, Arkansas sawmill of $0.6 and $6.4 million, respectively, and excludes $1.4 million and $10.1 million, respectively, of insurance proceeds for the Ola, Arkansas sawmill property losses. The claim with insurance carriers was finalized by the end of 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2024. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of September 30, 2024.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, we implemented new enterprise resource planning (ERP) systems which replaced certain legacy systems in which a significant portion of our business transactions originated, were processed, or were recorded. As a result, we have made corresponding changes to our business processes and information systems, updating applicable internal controls over financial reporting where necessary. Our new ERP systems are intended to provide us with enhanced transactional processing, security and management tools and are intended to enhance internal controls over financial reporting.

There have been no other changes that occurred in our internal control over financial reporting during the three months ended September 30, 2024, as defined in the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS

We do not believe there have been any material changes in the risk factors previously disclosed in Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 (the Exchange Act), or through privately negotiated transactions. During the three months ended September 30, 2024, we repurchased shares through a trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.

The following table provides information with respect to purchases of common stock made by the company during the three months ended September 30, 2024:

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	—	$100,000,080
August 1 - August 31	—	$—	—	$100,000,080
September 1 - September 30	56,851	$42.20	56,851	$97,600,781
Total	56,851	$42.20	56,851	$97,600,781

At September 30, 2024, we had remaining authorization of $97.6 million for future stock repurchases under the 2022 Repurchase Program. We record share repurchases upon trade date as opposed to settlement date when cash is disbursed.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, the following company officers adopted Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K under the Exchange Act), each on the dates specified below. Each trading arrangement authorizes the automatic sale of the number of shares required to generate sufficient proceeds to cover the tax withholding obligation (calculated at the officer’s minimum or maximum withholding rate, as determined by the terms of the respective officer's trading arrangement) in connection with the settlement of performance shares or restricted stock units granted to the respective officer under the company’s equity incentive plans. The proceeds of the sales will be delivered to the company in satisfaction of the applicable tax withholding obligation and used to pay any fees, commissions and costs of sale. The number of shares that will be sold to cover the applicable tax withholding obligation is indeterminable and the duration of each arrangement is perpetual until terminated by the applicable company officer.

Name & Title	Date of Adoption
Eric J. Cremers President and Chief Executive Officer	August 12, 2024
Wayne Wasechek Vice President and Chief Financial Officer	August 1, 2024
Ashlee Townsend Cribb Vice President, Wood Products	August 1, 2024
Darin R. Ball Vice President, Timberlands	August 5, 2024
William R. DeReu Vice President, Real Estate	August 12, 2024
Michele L. Tyler Vice President, General Counsel and Corporate Secretary	August 1, 2024
Anna E. Torma Vice President, Public Affairs and Chief Sustainability Officer	August 15, 2024
Robert L. Schwartz Vice President, Human Resources	August 5, 2024
Glen F. Smith Chief Accounting Officer	August 14, 2024

No other officers or directors adopted, modified, or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1*	Fourth Restated Certificate of Incorporation of the Registrant, effective May 1, 2023, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on May 4, 2023.
3.2*	Bylaws of the Registrant, as amended through February 18, 2009, filed as Exhibit (3)(b) to the Current Report on Form 8-K filed by the Registrant on February 20, 2009.
4	See Exhibits 3.1 and 3.2. The registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.
10.1[1,2]	Form of PotlatchDeltic 2019 Long-Term Incentive Plan RSU Award Agreement (Employee) for restricted stock unit awards granted on or after August 27, 2024.
10.2[1,2]	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Award Agreement (Employee) for performance share awards granted on or after August 27, 2024.
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.
101

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, filed on November 4, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

1 Management contract or compensatory plan, contract, or arrangement.

2 Document filed with this Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ GLEN F. SMITH
Glen F. Smith
Chief Accounting Officer (Duly Authorized; Principal Accounting Officer)

Date:	November 4, 2024