Form 10-K
period 2024-12-31
POTLATCHDELTIC CORP
filed 2025-02-13
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2024, was approximately $3,076.2 million, based on the closing price of $39.39 per share.

As of February 10, 2025, 78,788 shares (in thousands) of the registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2025 annual meeting of stockholders expected to be filed with the Commission on or about March 27, 2025, are incorporated by reference in Part III hereof.

Auditor Name: KPMG LLP Auditor Location: Seattle, Washington Auditor Firm ID: 185

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXPLANATORY NOTE

For purposes of this report, any references to "the company,” “us,” “we” and “our” include PotlatchDeltic Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often reference or describe our expected future financial and operating performance, including without limitation, the success of our business strategies; expected effectiveness of our hedging instruments and swaps; expected return on pension assets; required contributions to pension plans; the weighted-average period over which compensation cost relating to our nonvested performance share awards (PSAs) and restricted stock units (RSUs) is expected to be realized; expected amortization expense with respect to intangible assets; amount of net earnings on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected tax payments and deferrals; anticipated share repurchases and dividend payments; potential cash balances, cash flows from operations and expected liquidity; potential uses of and estimated payments under our revolving line of credit; the expected dollar amount of our share of the total sediment remediation project costs related to Thompson Reservoir; expectations regarding the development of forest carbon credits, carbon sequestration and other natural climate solution (NCS) markets; expectations regarding debt obligations, interest payments and debt refinancing; expected purchase obligations and other cash commitments; expectations regarding the U.S. housing market, home repair and remodeling activity; the lumber and log markets, lumber prices, lumber shipment volumes, sawlog demand, percent of log sales by log supply agreements; timber harvest volumes, standing timber inventory, sawlog mix and pricing; rural real estate and residential and commercial real estate development sales, and the average price per acre and developed lot and other terms; sufficiency of cash to meet operating requirements; expected 2025 capital expenditures and anticipated returns on investment; expectations regarding the expansion and modernization project at our Waldo, Arkansas sawmill, including increases in production capacity and reduction in operating costs and the time it will take to achieve them; expectations regarding our ability to capitalize on actions that governments and businesses are taking on climate change and their commitments towards reducing greenhouse gas emissions; and similar matters.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as expects, may, could, should, will, believes, anticipates, estimates, expects, future, intends, plans, potential, projection, strive, targets, or similar words or terminology. These forward-looking statements are based on our current expectations and assumptions and are not guarantees of future events or performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors listed below and those described under Part I – Item 1A. Risk Factors and Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other factors not described herein because they are not currently known to us or we currently judge them to be immaterial, may cause our actual results to differ significantly from our forward-looking statements. We undertake no obligation to update our forward-looking statements after the date of this report.

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
•
changes in requirements for Forest Stewardship Council (FSC®) or Sustainable Forestry Initiative (SFI®) certification;
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
•
impact of public health epidemics and other outbreaks and the impact of governmental responses to such outbreaks on our business, suppliers, consumers, customers and employees;
•
changes in the cost or availability of shipping and transportation;
•
performance of our manufacturing operations, including maintenance and capital requirements;
•
the level of competition from domestic and foreign producers;
•
changes in raw material and other costs;
•
changes in market incentives for emerging natural climate solutions opportunities, such as a carbon capture and storage, biofuels, lithium extraction, and solar and other alternative energy opportunities;
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
•
changes in accounting principles;
•
the ability to satisfy complicated rules in order to remain qualified as a Real Estate Investment Trust (REIT);
•
changes in tax laws that could reduce the benefits associated with REIT status;
•
the ability to achieve our greenhouse gas emissions reduction targets;
•
our ability to obtain certification for a carbon credit project and to sell carbon credits;
•
our ability to achieve the increased capacity and reduced operating costs expected from the modernization and expansion of the Waldo, Arkansas sawmill; and
•
the failure of third parties to exercise option contracts for the purchase or lease of land intended for planned solar projects.

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

We are a leading timberland REIT with operations in nine states and ownership of 2.1 million acres of timberland in seven of those states. We also own six sawmills and an industrial grade plywood mill, a residential and commercial real estate development business and a rural timberland sales program.

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

As a REIT, we generally are not subject to federal and state corporate income taxes on our income from investments in real estate that we distribute to our stockholders, including the income derived from the sale of standing timber. We are required to pay federal and state corporate income taxes on income generated from the operations of our taxable REIT subsidiaries (PotlatchDeltic TRS or TRS), which principally consists of our Wood Products manufacturing operations and certain real estate investment activities.

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
•
Leverage to lumber prices. We have the highest direct leverage to lumber prices of the timber REITs. Our leverage to lumber is attributable to both our lumber manufacturing business and indexed sawlog prices in Idaho. We are well positioned to take advantage of favorable long-term housing fundamentals. Returns earned by this component of our strategy provide funding for discretionary capital allocation opportunities.
•
Integrated Timberlands and Wood Products operating model. Internal log sales to our mills comprised approximately 26% of our Timberlands revenues in 2024 and represented approximately 35% of our Wood Products segment's fiber costs. This strategy enables us to maximize the value of our assets by providing both a consistent and predicable customer for our timber and a reliable source of high quality logs for several of our Wood Products facilities.
•
Efficient and productive Wood Products facilities. We rank as a top-10 softwood lumber producer in the U.S. with approximately 1.2 billion board feet of capacity. We also own an industrial grade plywood mill with approximately 150 million square feet of capacity. Discretionary capital expenditures in our mills are typically targeted to earn returns exceeding 15%.
•
Capturing incremental value of our real estate holdings. A portion of our timberland acreage is more valuable for other purposes, such as recreation, conservation, alternative energy facilities (such as solar farms), residential or commercial development, or to other timberland or real estate investors. We continually assess the potential uses of our lands and manage them proactively for the highest value. We currently have identified approximately 135,000 acres of non-core timberland real estate that we intend to sell over time. Our real estate development activity in the TRS is primarily focused on a 4,800-acre premier master-planned community in Little Rock, Arkansas.
•
Pursuing accretive acquisitions. We pursue timberland acquisitions that meet our financial and strategic criteria. The critical elements of our acquisition strategy generally include acquiring properties that complement our existing land base, are cash flow accretive and have attractive timber or include non-core timberland uses such as recreational, conservation, commercial, or residential purposes that we can sell over time.
•
Committed to corporate responsibility. We focus on meeting the needs of our stakeholders, now and into the future, and are committed to responsible corporate citizenship, and corporate responsibility considerations integrated in the way we do business every day. Environmental Stewardship is a company core value instilled by managing a renewable resource for the long term. We recognize that our environmental commitment, the well-being of our employees, the independence and oversight of our board of directors, the positive impact we have in our communities, and our public advocacy can have a profound impact on our success for our stakeholders.

Business Segments

The health of the U.S. housing market strongly affects the performance of all our business segments. Demand for sawlogs within our Timberlands segment is directly affected by domestic production of wood-based building products. Our Wood Products segment primarily sells into the new residential building and repair and remodel markets. Seasonal weather patterns impact the level of construction activity in the U.S., generally characterized by a reduction in activity during the winter months, which in turn affects the demand for our logs and wood products. Our Real Estate segment is affected by a variety of factors, including the general state of the economy, local real estate market conditions, the level of construction activity in the U.S., and the evolution of natural climate solutions markets. No third-party customer represented more than 10% of our consolidated revenues in 2024, 2023 or 2022.

Timberlands Segment

Industry Background. The demand for sawlogs is significantly dependent upon price, species, grade, quality, proximity to wood consuming facilities and the ability to meet customer needs. The demand for pulpwood is dependent on the pellet, paper and pulp-based manufacturing industries. Both sawlogs and pulpwood are affected by domestic and international economic conditions, global population growth and other demographic factors, industry capacity and the value of the U.S. dollar in relation to foreign currencies. Locally, timber demand and pricing also fluctuate due to the expansion or closure of individual wood products and pulp-based manufacturing facilities.

Local log supplies also change in response to prevailing timber prices. Log supplies and prices are impacted by the demand for new homes in the United States, repair and remodel activity, wood product mill capacity, log and lumber exports and the impacts from weather-related conditions or natural disasters. Rising timber prices often lead to increased harvesting on private timberlands, including lands not previously made available for commercial timber operations. In the majority of the U.S. South, an oversupply of ready-to-cut standing timber exists due to years of low and deferred harvesting as a result of the accumulated housing underbuilding over the past decade, the conversion of southern row crop land to timberland through federal government incentives over 30 years ago, and increased productivity due to improved silvicultural practices (genetically modified seedlings, plantations, fertilization). All of these factors contribute to the over-supply of timber driving stagnant sawlog prices in parts of the South.

Log availability has experienced tension in the Pacific Northwest and Western Canada as a result of several years of devastating forest fires, continued harvest restrictions on federal and provincial lands and damage caused by the mountain pine beetle. These events are contributing to British Columbia mill production curtailments, mill closures, a shift of Canadian softwood lumber production to the eastern provinces of Canada, and investment by both Canadian and U.S. producers in existing and new mills in the U.S. South where there is more log availability.

Timberlands Operations. We strive to maximize returns from our timberlands by selling both delivered logs and entering into stumpage sales to external customers while managing our timberlands sustainably over the long term. We compete in the marketplace through our ability to provide our customers with a consistent and reliable supply of high-quality logs at scale volumes and competitive prices. The Timberlands segment sells a portion of its logs at market prices to our Wood Products facilities. Intersegment sales to our Wood Products facilities were approximately 26%, 27%, and 33% of our total Timberlands segment revenues for 2024, 2023, and 2022, respectively. The segment also sells sawlogs and pulpwood to a variety of forest products companies located near our timberlands. The segment’s customers range in size from small operators to multinational corporations.

In general, our log supply agreements with third-party customers require a specified volume of timber to be delivered to defined customer facilities at prices that are adjusted periodically to reflect market conditions. Prices in our Northern region contracts are adjusted periodically by species to prevailing market prices for logs, lumber, wood chips and other residuals. Additionally, for both external and internal customers, we index the price of approximately 75% of our Northern sawlogs sold to the price of lumber. Typically, prices in our Southern region contracts are adjusted every three months based on prevailing market prices for logs, and our Southern log supply agreements are in place for one to five years. During 2024, 2023, and 2022, approximately 29%, 28%, and 31%, respectively, of our total harvest volume was sold under long-term log supply agreements with third parties. We expect approximately the same percentage of our total harvest volume to be sold to third parties under log supply agreements in 2025. The segment also generates revenue from other timber and non-timber sources such as hunting leases, recreation permits and leases, mineral rights leases and carbon sequestration.

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

Timberlands Ownership. The Timberlands segment sustainably manages 2.1 million acres of timberlands, including approximately 19,000 acres under long-term leases. The following provides additional information about our timberlands at December 31, 2024.

Region	State	Description	Acres (in thousands)
Northern region	Idaho	Variety of commercially viable softwood species, such as Douglas fir, grand fir and inland red cedar	624

Southern region	Arkansas	Primarily southern yellow pine and hardwoods	931
	Georgia	Primarily southern yellow pine and hardwoods	211
	Alabama	Primarily southern yellow pine and hardwoods	138
	Mississippi	Primarily southern yellow pine and hardwoods	130
	South Carolina	Primarily southern yellow pine and hardwoods	56
	Louisiana	Primarily southern yellow pine and hardwoods	29
		Total Southern region	1,495
		Total	2,119

Standing Timberland Volumes. The aggregate estimated volume of current standing merchantable timber inventory is updated annually to reflect increases due to reclassification of young growth to merchantable timber when the young growth meets defined diameter specifications, the annual growth rates of merchantable timber, and the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests, land sales and changes resulting from other factors such as disease or casualty losses. This estimate is derived using methods consistent with industry practice and is based on statistical methods, long-term research studies, and field sampling. We must use various assumptions and judgments to determine both our current timber inventory and the timber inventory that will be available over the harvest cycle; therefore, the physical quantity of such timber may vary significantly from our estimates. The estimated timberland volume includes timber in environmentally sensitive areas where the timberlands are managed in a manner consistent with best management practices and state forest practice acts.

The following provides additional information about our estimated standing timber inventory at December 31:

(Tons in millions)	2024	2023	Change
Northern region	26.4	27.3	(0.9)
Southern region	84.9	86.1	(1.2)
Total	111.3	113.4	(2.1)

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

The following table presents a summary of our total timber harvest by region during 2024.

	Timber Harvested
(Tons in thousands)	Sawlogs	Pulpwood	Stumpage	Total
Northern region	1,445	22	—	1,467
Southern region	2,705	2,124	1,340	6,169
Total	4,150	2,146	1,340	7,636

Our total current harvest projection for 2025, which is based on constant timberland holdings and takes into consideration such factors as market conditions, the age of our timber stands, and recent timberland sales and acquisitions, is expected to be approximately 7.4 million tons.

Detailed harvest information for the years ended December 31, 2024 and 2023, by region and product is presented in Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

A description of our Wood Products facilities and their respective capacities at December 31, 2024 are as follows:

Annual Capacity[1,2]
Sawmills:
Waldo, Arkansas	275 MMBF
Warren, Arkansas	220 MMBF
St. Maries, Idaho	185 MMBF
Gwinn, Michigan	185 MMBF
Ola, Arkansas	150 MMBF
Bemidji, Minnesota	140 MMBF
Total MMBF	1,155 MMBF

Plywood Mill:
St. Maries, Idaho	150 MMSF

1.

Capacity represents the proven annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Normal operating conditions are based on the configuration, efficiency and the number of shifts worked at each individual facility. In general, the definition includes two shifts per day for four days per week (10 hours per shift) at each facility, which is consistent with industry-wide recognized measures. Production can exceed capacity due to efficiency gains and overtime. Actual sawmill production for 2024 was 1,120 MMBF.

2.	MMBF stands for million board feet; MMSF stands for million square feet, 3/8-inch panel thickness basis.

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
•
Repair and remodel of existing homes is influenced by the size and age of existing housing stock, which is estimated on average at over 40 years, and access to home equity financing and other credit.
•
The supply of commodity building products is influenced by changes in production capacity and utilization rates, weather, raw material supply, availability of skilled labor, and available transportation.

We invest in maintenance and discretionary capital projects at our Wood Products facilities. Our ongoing capital improvements provide increased productivity, enhanced employee safety, and compliance with regulatory standards and environmental benefits. We evaluate discretionary capital improvements primarily based on expected level of return on investment. For example, during the third quarter of 2024, we completed the construction phase of the previously announced $131 million expansion and modernization at our Waldo, Arkansas sawmill, which included upgrades to the log yard and planer, a new saw line, and a new continuous dry kiln and is expected to increase the sawmill’s annual capacity and reduce its operating costs significantly.

Wood Procurement. Our procurement foresters purchase wood fiber for our facilities from our timberlands or from private, state and federal sources. We are committed to producing wood products that meet both customer demand and quality expectations as well as responsibly sourcing the raw materials. All seven of our facilities are certified to the SFI Fiber Sourcing Standard, which provides structure to how we, as an SFI Program participant, purchase fiber from both certified and non-certified forestland. In 2024, 100% of the timber consumption at all our Wood Products facilities was SFI Fiber Sourcing certified. We generally do not enter into long-term supply contracts for the purchase of a significant volume of logs. During 2024, 2023, and 2022, purchases from our Timberlands segment were approximately 35%, 37%, and 49% of our Wood Products segment fiber costs, respectively.

Real Estate Segment

The activities of our Real Estate segment consist primarily of the sale of rural land and real estate development and subdivision activity.

Rural real estate operations. We sell rural land that is not strategic to our core timberland operations, or that has higher values for recreational, conservation, commercial or residential purposes. We currently have identified approximately 135,000 acres of non-core timberland real estate that we intend to sell over time. Sales of these lands may occur over a decade or more. We continually assess the highest value and best use of our timberlands through periodic stratification assessments on our timberlands, and also as new timberlands are acquired. This assessment also includes identifying land that may be better suited for NCS activities such as forest carbon offsets, carbon capture and storage projects, and selling or leasing timberlands to third parties for renewable energy projects such as solar power generation facilities.

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

Results of our rural real estate operations depend on the demand for our non-core timberlands, the types and possible uses of properties sold, the basis of these properties and the timing of closings of property sales.

Development real estate operations. The Real Estate segment also engages in real estate development and sales, and at times sells undeveloped acreage, through our TRS. For example, our development at Chenal Valley in Little Rock, Arkansas is a premier, upscale master planned community, with approximately 4,800 acres of residential and commercial properties centered around a country club with two championship golf courses. In Chenal Valley, approximately 20% of each neighborhood is set aside as greenspace and approximately 15% of the total acreage is preserved as greenspace throughout the development and between neighborhoods. In addition, we have approximately 800 acres of land available for future development at our Red Oak Ridge development in Hot Springs, Arkansas, which incorporates many of the same environmentally conscious practices as Chenal Valley.

Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. Infrastructure and other improvements to support the development and sale of residential and commercial properties are provided for and funded directly by us, or in some circumstances, through real property improvement districts. Most of the core infrastructure is already in place for Chenal Valley resulting in future infrastructure investments primarily for the development and sale of additional property. We develop such properties when sufficient demand exists and typically develop about 130 residential lots in the Chenal Valley area each year. At December 31, 2024, we had approximately 1,200 potential residential lots available for future development and sale and approximately 270 additional acres available for commercial purposes.

Results of our development real estate operations primarily depend on the quantity, pricing and timing of property sales. Pricing is a function of lot size, type and location within the development as well as the amount of new and existing housing inventory levels. Our competitors in our real estate markets are other landowners or developers.

Seasonality

Log and pulpwood sales volume in our Timberlands segment is typically lower in the first half of each year as winter rains in the Southern region and spring thaw in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions that restrict access to logging sites. The third quarter is typically our Timberlands segment's strongest production quarter. Demand for our manufactured wood products typically decreases in the winter months when construction activity is lower, while demand typically increases during the spring, summer and fall when construction activity is generally higher. Additionally, our Northern mills also produce less during the winter months due to colder operating conditions and frozen logs. Rural real estate dispositions and acquisitions can be adversely affected when access to any properties to be sold or considered for acquisition is limited due to adverse weather conditions. Development real estate sales at Chenal Valley occur throughout the year and is dependent upon when our development of residential neighborhoods and commercial lots are substantially completed. The timing of these sales can also be impacted by weather and contractor availability to complete the necessary infrastructure and other improvements prior to bringing developed real estate to market.

Corporate Responsibility Practices

We deliver a range of sustainable economic, social, and environmental values for our stakeholders and strive to do our part to help the planet for future generations. Our sustainably managed forests play a critical role in mitigating climate change and promoting biodiversity, while our wood products store carbon until the end of their use and eventual decay. Our mission is to grow and produce the resources that build a foundation for our lives and improve the communities where we live, work, and play. Our values are safety, inclusion and respect, integrity, operational excellence, community, and environmental stewardship. We execute our mission through the lens of our strategy across four pillars: Forests, Planet, People, and Performance. We acknowledge the importance of the United Nations Sustainable Development Goals (SDGs) as part of a commonly agreed upon global ambition, support all seventeen SDGs, and have identified SDGs 6 (Clean water and sanitation), 8 (Decent work and economic growth), 12 (Responsible consumption and production), 13 (Climate action), 15 (Life on land), and 17 (Partnerships for the goals) as the goals where we can make the largest impact. We have developed strategic initiatives and goals within each of our pillars that are connected to the SDGs. Maintaining a strong foundation of corporate responsibility is a key component of our ability to drive long-term stakeholder value, and these principles guide us in how we conduct our business every day.

Forests

Sustainable Forestry Practices. Our timberland management promotes clean air and high water and soil quality, while caring for biodiversity and wildlife habitat. Our timberlands also provide abundant recreational opportunities for our communities. We recognize the role forests play in combating climate change, with our timberlands providing a powerful source of carbon removal, storage, and cycling. In addition, harvested trees made into wood products continue to store carbon they have sequestered and can substitute for other building materials that generate more fossil fuel emissions, such as concrete and steel. By leveraging decades of management experience and working closely with scientific research organizations, we manage our timberlands on a sustainable basis according to internationally recognized forest management standards while considering how climate change could create potential risks and opportunities. Our environmental, health, safety, and forest stewardship policies reinforce our timberlands management approach. We are a leader in forest stewardship and sustainability and are subject to rigorous third-party auditing and certification of our forest practices that further supports our sustainability goals, including clean air and water and protection of wildlife habitats.

Our timberlands are working forests where we take appropriate measures to protect biological diversity, water quality and other ecosystem values. To operate successfully, we need our forests to provide a sustainable supply of wood fiber now and long into the future. Our timberlands also provide unique environmental, cultural, historical, and abundant recreational opportunities for our communities. We recognize that some areas need to be conserved and species at risk need to be protected on the lands we manage. We invest resources and work to protect these and other qualities, while still managing our forests to produce financially mature timber. Our timberlands include a wide diversity of softwood and hardwood species.

We have developed internal best management practices (BMPs) that include regulatory and certification frameworks and provide a consistent, tested means of implementing environmental protection to promote sustainable timberland management. We use these practices to maintain the health of forest soil, protect water quality and aquatic habitat, and promote biodiversity. Our foresters implement BMPs as part of our environmental management system. Logging contractors must be on an approved contractor list and receive annual training, and we require that all logging contractors implement applicable BMPs during forest management activities on our lands by following specific prescriptions for the tract being harvested and for planting following final harvests. Historically, we harvest, on average, between 3% and 4% of our forests acres each year, and 100% of our timberlands are reforested after harvesting. On average, we plant approximately 30 million tree seedlings per year. The primary goal of our reforestation program is to utilize the best planting stock possible that is selectively bred to achieve superior disease resistance, produce excellent form, exhibit high growth rates and be well-adapted to the local climate and growing conditions.

All of our timberlands are certified to the SFI Forest Management standards and approximately 70% of our combined timberlands in Arkansas and Louisiana are also certified to the FSC Forest Management standards. Generally, we are able to realize price premiums for pulpwood from our FSC certified lands. We also take an active approach to regulatory developments by participating in standard setting where possible. We work cooperatively with regulators to create voluntary conservation plans that address environmental concerns while preserving our ability to operate our timberlands efficiently.

Timberland acreage impacted by wildfires has increased since 2000, particularly in Western Canada and the Pacific Northwest. As the largest private landowner in Idaho, we have implemented several practices to help mitigate wildfire risk on our Idaho timberlands. Such practices include installing and maintaining a series of dip ponds across our ownership, maintaining our road infrastructure for access, and participating in fire protection districts or cooperative agreements with state, federal and private timberland owners where participants contribute assets and resources to fight fires regardless of the location of the fire. During periods of high fire danger, we may prohibit campfires, close access on our timberlands, adjust harvest schedules to late evening/early mornings and post individuals on site following logging activities to monitor for potential fire outbreaks. Further, from May to October, our agreements with both logging and silviculture contractors require them to have specific firefighting resources such as water, water pumps and hand tools on site. Prescribed burning is an important tool in forest management to remove post-logging woody debris known as slash and to help prepare sites for replanting. Slash is managed through installation of fire breaks, mechanical piling and pile burning. Approvals for burning the remaining slash are obtained through the Montana/Idaho Airshed Group, which evaluates atmospheric conditions and other burning activities underway to minimize airshed impacts.

Our Southern timberlands are less susceptible to wildfires than our Western timberlands because they are located in areas that have relatively high humidity. Our Southern harvesting operations result in less slash at final harvest and the slash deteriorates more rapidly. In the South, the terrain allows slash to be mechanically spread back into the tract returning nutrients to the soil. These practices not only help ensure our timberlands are available for future harvest, but also reduce potential environmental impacts that can come from wildfires.

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

Conservation. As a custodian of our timberlands, we recognize that the best outcome for some of our timberlands could be to conserve them as forestland in perpetuity. We work with a wide range of stakeholders for conservation outcomes on our timberlands including states, cities, counties, water authorities, tribal governments, and environmental/conservation organizations such as The Conservation Fund, The Nature Conservancy, and the Trust for Public Land. We have preserved riverfront along the Mississippi River in Minnesota, helped secure the source of drinking water for the City of Little Rock in Arkansas, and provided numerous opportunities to expand public hunting, hiking and other public access across our timberland ownership. In addition, we work to protect species at risk and have entered into habitat conservation agreements to protect endangered species. Since 2018, approximately 50% of our rural land sales acreage has been for conservation with the remaining 50% for recreational and other purposes.

Planet

Responsible Manufacturing. Our Wood Products manufacturing processes focus on safety and operational excellence with attention to minimizing our environmental footprint. An experienced professional team actively manages environmental compliance at our Wood Products facilities, and we have implemented compliance programs that include environmental education and training for our employees. Our Wood Products facilities strive to minimize air emissions, monitor water discharge, and protect streams and rivers. We pursue opportunities to reduce energy consumption, conserve resources, and increase the use of renewable energy. Waste is managed throughout our facilities to reduce the amount we create, with opportunities for repurposing or recycling.

Our Wood Products facilities use sophisticated technology to maximize log utilization. During the manufacturing process, wood residuals are generated, including sawdust, shavings, chips, and bark which are used internally in our boilers for steam energy, with the remainder sold for a wide range of uses. As a result, nearly 100% of our logs are utilized. We source energy for the Wood Products facilities from our internal boilers and burners with any shortfall of needs provided by purchased electricity, natural gas, and propane. We ship the lumber and plywood produced primarily by rail and truck for end uses that typically have long-life applications prior to recycling or disposal.

Our Wood Products facilities use little process water in manufacturing operations, and we make efforts to reduce, reuse, and recycle water at all our manufacturing locations to reduce consumption. Water is obtained from surface water, groundwater, and municipal sources and is used principally for watering log decks, saw cooling, make-up water at the boilers for steam production, and fire protection. Water withdrawals are minimized through extensive reuse and recycling, especially at the log deck. Any water discharged is highly regulated and monitored via robust sampling programs. Water loss across the facilities is mostly due to evaporation from log watering activities.

Carbon and Climate. Sustainably managed forests are part of the solution to climate change through carbon removal, storage, and cycling. Trees absorb atmospheric carbon dioxide through photosynthesis and store it in the branches, trunk, needles, and roots. Using wood products for building stores tree carbon and using biomass for energy retains carbon within a natural loop. The trees we plant then grow, renewing the cycle and growing net carbon storage. Active forest management enhances carbon removal from the atmosphere compared to unmanaged forests. As forests mature, the rate of carbon sequestration slows. Harvesting mature trees along with replanting following harvest activities increases the rate of carbon uptake as well as generating wood for lumber and other wood products. Our forest management practices concentrate on the growth of harvestable trees for use in solid wood products, which maximizes the amount of forest carbon that is captured and stored in long-lived wood products. Utilizing wood for construction requires less energy and results in fewer greenhouse gas emissions compared with other building materials, such as steel and concrete. At the end of 2023, our forests stored a total of approximately 487 million metric tons of Carbon Dioxide Equivalent (CO2e), with approximately 93 million metric tons of CO2e in merchantable above-ground portions.

Resource efficiency is a critical component of our operations, and we work to optimize resource utilization. Additionally, efforts that increase the efficiency of our manufacturing process and decrease energy consumption reduce greenhouse gas (GHG) emissions. GHG emissions from our operations largely consist of carbon dioxide from our Wood Products facilities, which use energy sourced from a combination of purchased electricity and on-site boilers and burners that utilize natural gas for fuel or residual wood where the emissions are biogenic and part of the natural carbon cycle. Nitrous oxide and methane are GHG emissions included in the emission calculation from wood burning energy. This calculation also includes the CO2e from natural gas.

In May 2024, we published our 2023 Corporate Responsibility Report, along with case studies titled "Our 2023 Carbon Record" and "Our Climate Scenario Analysis," which detailed our carbon record and evaluated potential physical impacts that changes in atmospheric CO2e, temperature, and precipitation could have on our timberlands under climate scenarios. Our net annual atmospheric carbon removals include the growth and harvest on our timberlands and our share of the change in carbon in the standing stocks of trees of other landowners in the procurement basins from which our mills source logs. In 2023, total net above-ground carbon removal was approximately 6.4 million metric tons of CO2e, including harvest and other inventory adjustments and approximately 5.2 million metric tons of CO2e from a calibration of our southern growth models. The contribution in the net change in atmospheric carbon for non-owned forests where we source fiber was a removal equal to approximately 0.9 million metric tons of CO2e.

Using the methodologies described in the above referenced reports, logs that we sold to external customers in 2023 stored an average of approximately 1.6 million metric tons of CO2e, and the lumber and plywood manufactured and sold in our Wood Products facilities, together with the sawmill residuals sold to our customers, store an average of approximately 1.6 million metric tons of CO2e. In 2023, our carbon emissions were estimated at 3.2 million metric tons of CO2e with an estimated 77,000 metric tons of that total from our Scope 1 and Scope 2 emissions, calculated using a market-based approach. The remaining emissions were Scope 3 emissions across our value chain.

In December 2022, we established GHG reduction targets from a 2021 baseline which included a 2030 GHG emissions reduction target for Scope 1 and Scope 2 GHG emissions of 42%, and a Scope 3 value chain GHG emissions reduction target of 25%. Our reduction target is in accordance with requirements to keep global temperature increases to less than 1.5°C compared to pre-industrial levels. We also committed to a goal to achieve net-zero GHG emissions by 2050.

Our climate-related risks and opportunities can be grouped in two categories: physical and transition. Physical risks and opportunities include acute impacts that are event driven and chronic impacts resulting from longer-term changes in climate patterns. Our acute impacts could include: 1) potential increases in flooding and extreme weather events; 2) changes in precipitation patterns including volume, type (snow and rain) and timing; 3) changes in soil moisture conditions; 4) changes in risks from insects and disease; and 5) heightened wildfire risks. Chronic impacts could include potential opportunities or risks from changing productivity and yield in tree growth. Transition risks and opportunities arise from policy, regulatory, legal, technological, market and other societal responses to the challenges posed by climate change and the transition to a low-carbon economy. Potential opportunities could include market opportunities arising from the increased use of innovative wood products, such as mass timber and policies and incentives that encourage greater use of wood-based products in buildings. Growth in carbon offset markets and bio-circular markets could also provide opportunities as sustainably managed forests are recognized as a natural climate solution. As demand increases, pricing for carbon offsets from sustainably managed forests are expected to improve over the long-term, resulting in viable options to establish an offset through afforestation, improved forest management practices, or delayed harvests. Transition risks could include a carbon tax, changes to certification of carbon offset projects, a change in the methodology for calculating biogenic emissions, as well as operational impacts such as changes in energy costs and regulatory impacts in environmental management.

People

We strive to make PotlatchDeltic a workplace of excellence through our company culture, fair compensation, and comprehensive benefit options. We value an environment of safety, inclusion and respect, integrity, operational excellence, community, and environmental stewardship, and look to attract talent with diverse backgrounds and experience.

Our Team. At December 31, 2024, we employed 1,383 team members across our business with hourly workers representing approximately 73% of the total employed. Our Wood Products segment employs approximately 84% of our total workforce and is the only segment that includes an hourly workforce. Certain employees at one of our sawmills, representing approximately 13% of our total workforce, are covered under a collective bargaining agreement, which expires in 2026.

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

We have been experiencing a generational shift in our operations and are focused on transferring years of knowledge to the next generation of workers which has created new opportunities for training and career advancement. Succession planning is critical to ensuring that we have the right people in key positions at the right time. We conduct annual succession planning meetings across the organization starting with our local operations and rolling up to our division and corporate levels, including our executive team. Individuals who have demonstrated an ability and desire to move to new leadership roles collaborate with their managers to design meaningful development plans aimed at keeping their development and progression on track.

Workforce Engagement. We are proud to be an equal opportunity employer and we are committed to advancing, supporting, and preserving an inclusive and equitable culture where every employee can contribute their ideas and unique perspectives to improve business and workplace outcomes. The principles underlying this commitment are reflected through our policies, including our Workforce Engagement Policy, Human Rights Policy, Corporate Conduct and Ethics Code, Equal Employment Opportunity Policy, and Americans with Disabilities Act Policy. We strive to recruit, develop, and retain a workforce that is representative of the communities in which we operate.

We review our compensation and benefit plans annually in an effort to ensure that we are providing competitive, contemporary, and inclusive programs to attract and retain the best people and support the health and well-being of our employees and their families. We believe in the importance of pay equity and we evaluate gender pay equity on an ongoing basis and adjust wages as appropriate. At December 31, 2024, women represent 33% of our salaried workforce, 14% of our hourly workforce, and 19% of our total workforce. The average variance in median pay between men and women by pay grade is less than 2% across the company.

Our ability to attract and retain a high-performing workforce depends on several key factors, the most important of which is the pool of qualified candidates in the areas in which we operate. Many of our operations are located in rural communities where the economy is driven by the timber industry and our workforce reflects the demographics and culture of those localities. We continue to emphasize the importance of sourcing talent from these local communities and retaining that talent at our company so that our workplace demographics reflect the communities in which we operate. Overall, 21% of our workforce is comprised of individuals who self-identify as a member of one or more racial minority groups.

Performance

Responsible Sustainability Governance. Our governance structure sets the framework for governance throughout the organization and implementing our targets and initiatives. The Vice President, Public Affairs and Chief Sustainability Officer provides senior leadership on our corporate responsibility reporting and initiatives. The board of directors oversees our corporate governance, including our environmental and biodiversity management; sustainability strategy; social responsibility; health and safety program performance; public policy; advocacy and government relations; corporate governance policies and practices; human capital management initiatives; organizational culture and climate-related risks and opportunities. In addition, we have established cross-functional groups within our organization to provide input on our strategy, develop plans to achieve our targets, including carbon and climate goals, and embed responsible corporate governance into our businesses.

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

Our Director Independence Policy requires that the board be comprised of a majority of independent directors. Currently, seven of the nine directors are independent. During 2024, the board of directors met four times, with no director attending fewer than 75% of all meetings of the board and committees on which each director served.

Code of Ethics. Our Corporate Conduct and Ethics Code (Ethics Code) reaffirms our continuing commitment to act with integrity. It outlines our responsibilities to all our stakeholders, guides our decision-making, and outlines the minimum business standards we apply across our value chain. We work to instill the concepts of our Ethics Code in every employee. All employees acknowledge their review of the Ethics Code at the time of their onboarding. Additionally, certain employees, including management, supervisors, and procurement leads, are required to complete an annual review of the Ethics Code, and confirm that they are not aware of any violations of the Ethics Code by themselves or others. We also expect our suppliers and contractors to uphold the same legal and ethical standards and have established these requirements in our Supplier Code of Conduct.

Human Rights. Respect for human rights is a fundamental value of our company. We recognize that we have an important role in fostering human rights. We comply with applicable domestic human rights laws, and we respect and support internationally recognized human rights including those recognized in the U.N. Guiding Principles on Business and Human Rights and the United Nations Universal Declaration of Human Rights. Our commitment to human rights is embodied in our Human Rights Policy and supported by our Corporate Conduct and Ethics Code, Supplier Code of Conduct, Workforce Engagement Policy, Forest Stewardship Policy, and Environment, Health, and Safety Policy, among other policies, standards, and practices. We respect Indigenous peoples and traditional livelihoods and value stakeholder engagement on these issues. We recognize the fundamental importance of water and respect the right to water, including quality, sufficiency, and accessibility.

Stakeholder Engagement. We recognize the diverse interests of our stakeholders and believe that our relationships both within and outside of our company are an important part of our value creation and success. We regularly engage with a broad range of stakeholders, including investors and analysts, employees, communities, customers, government representatives, Indigenous peoples, industry associations, non-governmental organizations, research organizations, and suppliers. Our engagement typically has three principal objectives: to share information, to promote meaningful dialogue, and to build and maintain sustainable relationships. By providing information surrounding our strategies, accomplishments and goals, we allow internal and external stakeholders to make informed decisions. This engagement further helps us to understand, prioritize, and manage our impacts as an organization and our opportunities towards systemic change. Meaningful stakeholder engagement is also a critical part of our responsible governance strategy, promoting increased knowledge and awareness of issues, inviting feedback on insights and trends, and nurturing trust and collaboration.

Risk Management. Making the right decisions for our business requires understanding risk. We use disciplined processes to manage our risks, which include, among other areas, environmental, safety, social, legal, operational and public-policy risks so our leaders and employees can make sound and informed decisions. We have a comprehensive process to identify and evaluate a broad spectrum of risk, including environmental, social and governance topics. PotlatchDeltic utilizes an Enterprise Risk Management (ERM) framework to identify, assess and mitigate significant risks facing the company. The audit committee of the board of directors and senior management have primary responsibility for the oversight of risks facing the company. Specific risks related to environmental issues, human rights, and climate change are identified, assessed, and mitigated where feasible as part of our ERM process. In addition, our Environmental Management System (EMS) and Corporate Responsibility review conducted annually at the business unit level evaluates business risks and opportunities, including climate-related risks and opportunities related to environmental, social and governance topics.

We conduct internal audits regularly to help ensure compliance with environmental, safety, financial, disclosure and other regulations, voluntary standards, and our own company policies. When the audits identify opportunities for improvement, we develop, implement, and track improvement action plans. An independent public accounting firm audits our accounting processes, financial reporting, and internal controls on an ongoing basis. Our comprehensive cybersecurity program maintains a strong focus on protecting the company, our employees, customers, partners, and vendors from loss or theft of sensitive data and information due to cyber attacks. Our cybersecurity defense strategy includes access controls, monitoring, employee training, and breach response. We also maintain and regularly update other company policies that guide our business, inform our employees, and help manage our identified risks.

For more detailed information regarding our programs and initiatives, see our website at http://www.potlatchdeltic.com/corporate-responsibility. This page and other information on our website are not incorporated into and do not form any part of this Annual Report on Form 10-K.

Environmental Compliance and Regulations

We are subject to a multitude of laws and regulations in the operation of our businesses. We also participate in voluntary certification of our timberlands to help sustain their overall quality, including the protection of wildlife and water quality. Changes in law and regulation, or certification standards, can significantly affect our business.

Regulations affecting our timberlands. Enactment of new environmental laws or regulations, or changes in existing laws or regulations, particularly relating to air, wildlife, water quality and climate change, or their interpretation and enforcement, may require significant expenditures by us or may adversely affect our timberland management, harvesting activities and manufacturing operations. Forest practice laws and regulations that affect present or future harvest and forest management activities in certain states include:

•
limits on the size of clearcuts,
•
requirements that some timber is left unharvested to protect water quality and fish and wildlife habitat,
•
regulations regarding construction and maintenance of forest roads,
•
definition of forest conversion and/or forest degradation,
•
rules requiring reforestation following timber harvests, and
•
various related permit programs.

Our operations are subject to the federal Clean Water Act (CWA), which regulates the discharge of pollutants into the waters of the United States of America. For our timberlands, this generally requires our silviculture activities to abide by applicable regulations and restrictions. Federal agency rulemaking and related litigation under the CWA continue to redefine the scope of the Act’s jurisdiction.

Each state in which we own timberlands has developed best management practices to reduce the effects of forest practices on water quality and aquatic habitats. Additional and more stringent regulations may be adopted by various state and local governments to achieve water-quality standards under the CWA, protect fish and wildlife habitats and human health, or achieve other public policy objectives. These requirements may alter or introduce restrictions on some of our silviculture activities, notably the application of pesticides and herbicides to our timberlands in some areas, which may increase the number of required federal and state permits in some areas of our operations and increase operating costs. Pending and future federal and state rulemaking, and judicial challenges thereto, could make compliance with the CWA as well as comparable state laws more or less costly to us, and we are not able to predict the final resolution of these matters.

Similarly, a number of species indigenous to our timberlands have been listed as threatened or endangered or have been proposed for one or the other status under the Endangered Species Act of 1973 (ESA). As a result, our activities in or adjacent to the habitat of these species may be subject to restrictions on the harvesting of timber, reforestation activities and the construction and use of roads. Although the CWA, ESA and related regulations have not had, and we do not expect in 2025, that they will have a material effect on our operations, they could do so in the future.

Regulations affecting our manufacturing operations. Our manufacturing operations are subject to federal and state laws and regulations, including those relating to air emissions, storm water and wastewater discharges, solid and hazardous waste management, site remediation and endangered species. We are also subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of our employees. We maintain environmental and safety compliance programs and conduct regular internal and independent third-party audits of our facilities to monitor compliance with these laws and regulations. Our capital projects typically are designed to enhance safety, extend the life of a facility, lower costs and improve efficiencies, increase capacity, and comply with regulatory standards.

Under the Clean Air Act (CAA) and our site-specific air operating permits, our Wood Products facilities closely monitor operating parameters and air emissions, including hazardous air pollutants to help minimize those emissions. Under the CWA and state and federal water quality standards, we are subject to discharge limits and other provisions established at each site for processing water and stormwater discharges through the National Pollutant Discharge Elimination System. Pending and future federal and state rulemaking, and judicial challenges thereto, could make compliance with federal and state environmental laws more or less costly to us, and we are not able to predict the final resolution of these matters.

Our Wood Products facilities have environmental compliance procedures, which establish best practices, programs and procedures to drive continual compliance with federal, state and local regulations governing air emissions, water discharges, and waste disposal. We pursue continual improvement in our compliance programs through plans, training, monitoring, and performance evaluation and through regular internal compliance audits and corrective action processes. We share key findings and best practices identified through these processes across facilities to drive improvements across our Wood Products division.

Compliance. Our manufacturing facilities and timberland operations are currently in substantial compliance with applicable environmental laws and regulations. We cannot be certain, however, that situations that give rise to material environmental liabilities will not be discovered. Compliance with environmental regulations is a significant factor in our business and can require significant capital expenditures as well as additional operating costs. As discussed in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, we have agreed to voluntarily participate as a non-federal sponsor in connection with one of the Minnesota Pollution Control Agency's (MPCA) sediment contamination remediation projects in a reservoir downstream of one of our former properties we sold to a third party in 2002.

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

Available Information

We make our periodic and current reports that we file with, or furnish to, the Securities and Exchange Commission (SEC) available on or through our website, www.PotlatchDeltic.com (under “Investors – Financial Information – SEC Filings"”), at no charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Information About Our Executive Officers

As of February 10, 2025, information on our executive officers is as follows:

Eric J. Cremers (age 61) has been a director since March 2013 and our President and Chief Executive Officer since January 2021. Mr. Cremers also served as President and Chief Operating Officer from March 2013 through December 2020, Chief Financial Officer from March 2013 through August 2013, and Executive Vice President and Chief Financial Officer from February 2012 to March 2013. Mr. Cremers joined the company in 2007 as Vice President and Chief Financial Officer.

Wayne Wasechek (age 54) has served as Vice President and Chief Financial Officer since August 2023. Mr. Wasechek also served as Interim Vice President, Interim Chief Financial Officer and Chief Accounting Officer from April 2023 through August 2023, and as Controller and Principal Accounting Officer from November 2018 through August 2023.

Ashlee T. Cribb (age 56) has served as Vice President, Wood Products since July 2021. She previously served in various roles with Roseburg Forest Products, including as Senior Vice President - Chief Commercial Officer from February 2019 to July 2021, Vice President, Structural Products from February 2018 to February 2019 and Business Director, Structural Products from January 2017 to February 2018.

Darin R. Ball (age 59) has served as Vice President of Timberlands since December 2017. From 2012 to December 2017, he served as Manager of our Idaho Timberlands business.

William R. DeReu (age 58) has served as Vice President, Real Estate since February 2018 and as Vice President, Real Estate and Lake States Timberlands from February 2012 to February 2018.

Michele L. Tyler (age 56) has served as Vice President, General Counsel and Corporate Secretary since August 2019.

Anna E. Torma (age 63) has served as Vice President, Public Affairs and Chief Sustainability Officer (previously called Chief ESG Officer) since February 2022, Vice President, Public Affairs from March 2019 to February 2022, and Director of Public Affairs from April 2018 to March 2019.

Robert L. Schwartz (age 52) has served as Vice President, Human Resources since May 2014 and as Director, Human Resources from February 2009 to April 2014.

Glen F. Smith (age 48) has served as Chief Accounting Officer since October 2023 and as Director of Corporate Accounting from September 2022 until October 2023. He previously served as Chief Accounting Officer of CatchMark Timber Trust, Inc. from February 2017 until it merged with the company in September 2022.

The term of office of the officers of the company expires at the annual meeting of our board and each officer holds office until the officer’s successor is duly appointed and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

ITEM 1A. RISK FACTORS

We are subject to various risks and events that could adversely affect our business, our financial condition, our results of operations, our cash flows and the price of our common stock. Investing in our common stock involves a significant degree of risk. The risks described below should carefully be considered together with the other information contained in this report, particularly in the Cautionary Statement Regarding Forward-Looking Information, Part 1 – Item 1. Business, and Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those set forth from time to time in our other public statements, reports, registration statements, prospectuses, information statements and other filings we make with the SEC, in evaluating us, our business and an investment in our securities.

The risks discussed below are not the only risks we face, and our descriptions of such risks, here and elsewhere, should not be considered exhaustive. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect our business, our financial condition, our results of operations, our cash flows and the price of our common stock.

Industry and Business Risks

Economic Conditions

The cyclical nature of our business could adversely affect our results of operations.

The financial performance of our operations is affected by the cyclical nature of our business. The markets for manufactured wood products, timber and real estate are influenced by a variety of factors beyond our control. Our business is particularly dependent upon the health of the U.S. housing market, and specifically on the demand for new homes and home repair and remodeling, which are subject to fluctuations due to changes in economic conditions, changes in employment levels, consumer confidence, financial markets, interest rates, housing affordability, access to affordable mortgage financing and credit availability (including homebuyers’ ability to qualify for mortgages), supply chain disruptions, availability of labor and developable land, inflation, population change, weather conditions and other factors. Any decline or stagnation in these economic conditions or disruptions to the supply chain, weather, or other non-financial conditions could cause us to experience lower sales volumes, higher costs and reduced margins for our products.

Historical prices for our manufactured wood products have been volatile as a result of fluctuating demand, particularly in recent years, and we have limited direct influence over the timing and extent of price changes for our manufactured wood products. In our Timberlands business, our sawlog price realizations in Idaho are subject to fluctuation in lumber prices as we index a significant portion of these sawlogs under long-term supply agreements on a four-week lag to lumber prices. The demand for real estate can be affected by changes in factors such as interest rates, credit availability, economic conditions, changes in consumer preferences, limited wage growth, consumer confidence and the availability of developable land, as well as by the impact of federal, state and local land use and environmental protection laws. The potential effect of these factors on our future operational and financial performance is highly uncertain, unpredictable and outside our control. As a result, our past performance may not be indicative of future results.

Commodity Products

Our wood products are commodities that are widely available from other producers. Failure to compete effectively in our markets could adversely affect our financial results.

Because commodity products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand, and competition from substitute products. Prices for our products are affected by many factors outside of our control, and we have no influence over the timing and extent of market price changes, which often are volatile. Our profitability with respect to these products depends, in part, on managing our costs, particularly raw material, labor and energy costs, which represent significant components of our operating costs. These costs can fluctuate due to factors beyond our control including, but not limited to, changes in demand, supply chain disruptions, and inflation or deflation, all of which could have a material adverse effect on our results of operations and cash flows. The U.S. has experienced high levels of inflation over the past few years. While inflation continued to slow during 2024, it has increased our operational costs and may do so in the future, especially for fuel, energy, labor and repair and maintenance costs, and we likely will not be able to fully pass the increased costs to customers.

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

Our Timberlands business depends on the availability of third-party logging and hauling contractors. Our Wood Products business depends on third-party transportation providers, including railcar and truck transportation. Our timberlands are located primarily in rural areas where skilled logging and hauling labor availability may be limited, which, combined with tight labor markets, has increased the difficulty of attracting and retaining sufficient skilled labor for logging and transportation. As a result of weak business conditions in the timber industry that have persisted for several years, there are fewer logging and hauling contractors in certain markets to harvest and deliver our logs. This shortage of available third-party contractors in certain markets has resulted in an overall increase in logging and hauling costs in the past and may do so in the future. Any increase in harvest levels due to significant and/or extended increased demand for logs could further strain the existing supply of third-party logging and hauling contractors. This increased demand, in turn, could increase the cost of log supply and delivery, or prevent us from fully capitalizing on favorable market conditions by limiting our ability to harvest our timber and deliver our logs to market.

Additionally, our third-party contractors are subject to several events outside of their control, such as disruption of transportation infrastructure, labor issues, increased competition for loggers and truck drivers, and railcar availability. Logger and truck driver shortages, or failures of a third-party transportation provider to timely deliver our products to our mills and to our customers, could harm our supply chain, negatively affect our customer relationships and have a material adverse effect on our financial condition, results of operations and our reputation. Further, increases in the cost of labor, fuel, equipment, including the cost of debt financing on equipment purchases, and other operating costs have impacted and could continue to negatively impact our financial results by increasing the cost of these services and could also result in an overall reduction in the availability of these services.

Timberlands Operations

Our operating results and cash flows are materially affected by the supply and demand for timber.

A variety of factors affect prices and demand for timber including changes in availability at the local, national and international level, all of which can vary by region, timber type (sawlogs or pulpwood logs) and species. On a local level, supplies can fluctuate depending upon factors such as changes in weather conditions and harvest strategies of local timberland owners, as well as occasionally high timber salvage efforts due to events such as unusual pest infestations, storms or fires. Our timberlands are primarily located in Alabama, Arkansas, Georgia, Idaho, Louisiana, Mississippi and South Carolina. As a result, we may be susceptible to adverse economic and other developments in these regions, including industry slowdowns, mill closures and curtailments, business layoffs or downsizing, relocations of businesses, changes in demographics, increases in real estate and other taxes and increased regulation, any of which could have a material adverse effect on us. Further, as the demand for paper nationwide continues to decline, closures and curtailment of pulp mills have adversely affected the demand and pricing for pulpwood and wood chips in certain regions in which we operate. Also, demand in other parts of the world may affect timber prices in the markets in which we compete. For example, although we do not sell into overseas markets, overseas demand can indirectly impact pricing and supply in North American timber and lumber markets. Additionally, we have agreements with third-party customers to supply a specified volume of timber to their facilities at prices that are adjusted periodically to reflect market conditions, including a customer in Idaho where we index the price of sawlogs sold to the price of lumber. If these customers choose not to renew their log supply agreements, it could impact our financial condition and results of operations.

In the U.S. South, most timberlands are privately owned. Historically, increases in timber prices have often resulted in substantial increases in harvesting on private timberlands, including lands not previously made available for commercial logging operations, causing a short-term increase in supply that has tended to moderate price increases. Decreases in log prices have often resulted in lower harvest levels, causing short-term decreases in supply that have tended to moderate price decreases. In the South, timber growth rates have exceeded harvests during the past decade, which has resulted in an oversupply of harvestable timber in the region and is a contributing factor in keeping timber prices at relatively low levels.

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

Our financial results and cash flows depend significantly on our continued ability to harvest timber at adequate levels. From time to time, our timber harvest levels and sales have been, and in the future may be, limited due to availability of contract loggers, mill quotas, curtailment and closures, regulatory requirements associated with the protection of wildlife and water resources, and weather events and conditions impacting our ability to access our timberlands. Future timber harvest levels may also be affected by our ability to timely and effectively replant harvested areas as a result of other factors, including availability of contractors, U.S. immigration policies, insufficient or excessive precipitation, damage by fire, pest infestation, disease and natural disasters, and significant regional or local weather events such as ice storms, windstorms, tornadoes, hurricanes and floods. Changes in global climate conditions could intensify one or more of these factors. There can be no assurance that any damage affecting our timberlands will be localized or only affect a limited percentage of our timber. Disease, severe weather conditions and other natural disasters can also reduce seedling survival rates and impact timber growth cycles and productivity of the timberlands, all of which have affected and could in the future affect harvesting levels and delivery of logs.

As is typical in the forest products industry, we assume all risk of loss to the standing timber we own from fire and certain other hazards because insurance for such losses is either not available or is cost prohibitive. Consequently, a reduction in our timber inventory from such events could adversely affect our financial condition, results of operations and cash flows. In addition, the geographic concentration of our property in Idaho and the southern part of the U.S. makes us more susceptible to adverse impacts from a single natural disaster, disease or infestation, temporary or permanent closures of wood product manufacturing facilities that purchase our logs and other factors that could negatively impact our timber production.

Timber harvest activities are also subject to a number of federal, state and local regulations pertaining to the protection of fish, wildlife, water and other resources. Regulations, government agency policy and guidelines, and related litigation can restrict timber harvest activities and increase costs. Examples include federal and state laws protecting threatened, endangered and “at-risk” species, harvesting and forestry road building activities that may be restricted under applicable environmental laws, state forestry practices laws, laws protecting the rights of Indigenous Peoples, and other similar regulations. Therefore, if we were to be restricted from harvesting on a significant portion of our timberlands for a prolonged period of time, we could suffer materially adverse effects to our results of operations and cash flows.

We typically experience seasonally lower harvest activity during the winter and early spring due to weather that impacts logging and hauling conditions. On a short-term basis, we may adjust our timber harvest levels in response to market conditions. Longer term, our timber harvest levels will be affected by acquisitions of additional timberlands, sales of existing timberlands and shifts in harvest from one region to another. In addition, future timber harvest levels may be affected by changes in estimates of long-term sustainable yield because of silvicultural advances, regulatory constraints and other factors beyond our control.

Our estimates of timber inventories and growth rates may be inaccurate and include risks inherent in calculating such estimates, which may impair our ability to realize expected revenues.

Whether in connection with managing our existing timberlands or assessing potential timberland acquisitions, we make and rely on important estimates of merchantable timber inventories. These include estimates of timber inventories that may be lawfully and economically harvested, timber growth rates based on internal and industry studies, and end-product yields. Timber growth rates and yield estimates are developed by forest biometricians and other experts using statistical measurements of tree samples on a given property. These estimates are central to forecasting our anticipated timber harvests, revenues and expected cash flows. However, future growth and yield estimates are inherently inexact and uncertain and subject to many external variables that could further affect their accuracy including, among other things, disease, infestation, natural disasters, levels of precipitation, changes in weather patterns and changes in product merchandizing specifications. If these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be adversely affected.

Wood Products Operations

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or negatively affect our results of operations and financial condition.

Any of our manufacturing facilities or machines could unexpectedly cease to operate due to a number of events, including unscheduled maintenance outages, prolonged power failures, equipment failures, raw material shortages, equipment and maintenance part shortages, cyber-events, labor difficulties or labor availability due to quarantine requirements for those exposed to flu or other diseases, disruptions in the transportation infrastructure, such as roads, bridges, railroad tracks and tunnels, fire such as the fire at our Ola, Arkansas sawmill in June 2021, ice storms, floods, windstorms, tornadoes, hurricanes or other catastrophes, terrorism or threats of terrorism, governmental regulations and other operational problems.

We cannot predict the duration of any such downtime or extent of facility damage. Downtime and facility damage have prevented us and could prevent us in the future from meeting customer demand for our products and/or require us to make unplanned expenditures. If one of our machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer demand could be impaired, resulting in lower sales and income. Although some risks are not insurable and some coverage is limited, we purchase insurance on our manufacturing facilities for damages and business interruption losses resulting from events such as fires, floods, windstorms, earthquakes and catastrophic equipment failure, subject to applicable deductibles. However, such insurance may not be sufficient or may be cost prohibitive to obtain to cover all our damages and losses in the future.

Our capital investments may not have the expected financial impacts.

We invest in maintenance and discretionary capital improvements at our Wood Products facilities. We evaluate discretionary capital improvements based on an expected level of return on investment. For example, during the third quarter of 2024, we completed the construction phase of the $131 million expansion and modernization project at our Waldo, Arkansas sawmill which included upgrades to the log yard and planer, a new saw line, and a new continuous dry kiln. We anticipate the sawmill will reach its expected new annual capacity run rate of 275 million board feet per year by mid-year of 2025. There can be no assurance that the project will increase the sawmill's annual capacity or significantly reduce its operating costs. We may also experience lower than expected productivity and capacity during and after the startup phase of the project and lower than expected return on investment, and the startup phase may take longer than anticipated. Additionally, future discretionary capital projects at our Wood Products facilities may not achieve our expected level of return on investment, or experience other factors that could have a material adverse effect on our results of operations and cash flows.

Real Estate Operations

Changes in demand for our real estate and delays in the timing of real estate transactions may affect our revenues and operating results.

A number of factors, including availability of credit, cost of financing, a slowing of residential and commercial real estate development, availability of funding to support conservation land purchases by governmental and other entities, zoning rules, governmental incentives, population shifts, types and location of land available for sale, and changes in demographics, could reduce the demand for our real estate and negatively affect our results of operations. Changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-core timberlands and could also negatively affect our results of operations. Changes in the interpretation or enforcement of current laws, or the enactment of new laws, regarding the use, development, and eligible purchasers of real estate could lead to new or greater costs, delays and liabilities that could materially adversely affect our real estate business, profitability or financial condition.

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

We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including, but not limited to, those governing:

•
silvicultural activities, including use of pesticides and herbicides, harvesting, and road building,
•
endangered and at-risk species,
•
stormwater and surface water management,
•
air emissions,
•
the cleanup of contaminated sites,
•
health and safety matters, and
•
building codes.

We have incurred, and we expect to continue to incur, significant capital, operating and other expenditures to comply with applicable environmental laws and regulations. We also have incurred and could incur in the future substantial costs, such as civil or criminal fines, sanctions and enforcement actions (including orders limiting our operations or requiring installation of pollution control equipment or other remedial actions), cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations on properties we currently own or have owned in the past. Because environmental regulations and agency interpretations of them are constantly evolving, we will continue to incur costs to maintain compliance with those laws and our compliance costs could increase materially. In addition, air emissions, stormwater, and surface water management regulations may present liabilities and are subject to change. Future compliance with existing and new laws, regulations, environmental permits, and other requirements may disrupt our business operations, divert resources, increase the cost of compliance and potential liabilities, and require significant expenditures.

As the owner and operator of land and manufacturing operations, we have been and may be in the future liable under environmental laws for cleanup, closure and other damages resulting from the presence and release of hazardous substances on or from our properties or operations we currently own or have owned and operated in the past. In addition, we lease some of our properties to third-party operators or may enter into future leases for the purpose of exploring, developing and extracting oil and gas, brine, and lithium in exchange for fees and royalty payments. These operations may create risk of environmental liabilities for any unlawful discharge of oil, gas or other chemicals into the air, soil or water. Generally, these third-party operators indemnify us against any such liability, and we require that they maintain liability insurance during the term of our lease with them. However, if for any reason an unlawful discharge occurs and our third-party operators are not able to honor their indemnity obligations, or if the required liability insurance is not in effect or is insufficient to cover losses, then it is possible that we could be held responsible for costs associated with environmental liability caused by such third-party operators.

The amount and timing of environmental expenditures is difficult to predict, and in some cases, our liability may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at our current or previously owned sites or third-party sites may result in significant additional costs. For example, in 2023, we executed a project agreement to voluntarily participate as a non-federal sponsor in connection with one of the Minnesota Pollution Control Agency's (MPCA) sediment contamination remediation projects in a reservoir downstream of one of our former properties that we sold to a third party in 2002. Additional information regarding this matter is included in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in this report and incorporated herein by reference.

Similarly, threatened and endangered species restrictions apply to activities that would adversely impact a protected species or significantly degrade its habitat. A number of species on our timberlands have been, and in the future may be, protected under these laws. If current or future regulations, such as those with mandates for biodiversity or increased protection of wildlife habitats and endangered species become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.

Increasing interest, expectations, and regulations with respect to corporate responsibility matters by our various stakeholders could adversely affect our business and operating results.

Certain investors, regulators, customers, and other market participants, as well as the public at large, are continuing to place a greater emphasis on businesses’ corporate responsibility practices and related reporting. Our reputation or brand could be adversely impacted by a failure (or perceived failure) to operate our business in line with others’ expectations regarding corporate responsibility practices and reporting. This may include, without limitation: failure to maintain certain ethical, social and environmental practices for our operations and activities, or failure to require our suppliers or other third parties to do so; our environmental impact; the practices of our employees, agents, customers, suppliers, or other third parties (including others in our industry) with respect to any of the foregoing, actual or perceived; consumer perception of statements made by us, our executives and employees, agents, customers, suppliers, or other third parties (including others in our industry); and/or our responses to any of the foregoing.

Public awareness and focus on ethical, social and environmental issues has led to ongoing regulatory efforts to mandate certain corporate responsibility practices and require additional disclosure of corporate responsibility matters, such as GHG emissions, forestry and water management practices, and human capital management. As a result, we may become subject to new or more stringent regulations, legislation or other governmental requirements, customer requirements or industry standards and/or an increased demand to meet voluntary criteria related to such matters. Increased regulations, customer requirements, or industry standards could increase the complexity and scope of matters we must control, assess and report, alter the environment our business operates in, significantly raise compliance costs, including remediation of any issues discovered, divert resources and damage our reputation, any of which could negatively impact our business, results of operations, financial condition and competitive position. At the same time, stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to environmental, social and governance initiatives, including the enactment or proposal of “anti-ESG” and/or “anti-DEI” legislation or policies. These opposing views may also be adopted by our investors. Conflicting regulations and expectations across the jurisdictions in which we operate may create enhanced compliance risks and costs. These changing and inconsistent rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention to comply with or meet those regulations and expectations. Additionally, if our corporate responsibility practices do not meet evolving investor or other stakeholder expectations and standards or if we are unable to satisfy all stakeholders, our reputation, our ability to attract or retain employees, our sales and our attractiveness as an investment, business partner or as an acquirer could be negatively impacted.

In 2022, we voluntarily announced our GHG reduction goals to meet growing expectations from companies to reduce GHG emissions. We recognize these goals are subject to risks and uncertainties depending on climate change and other factors outside of our control. We also recognize transitional risks associated with changes in voluntary standards and customer preferences in connection with concerns about climate change. Our inability, or a perception of our inability, to achieve progress toward our environmental goals could adversely impact our business or damage our reputation.

Additionally, environmental groups or other interested parties may threaten or file lawsuits to prevent us from obtaining permits, harvesting timber under contract with federal or state agencies, implementing capital improvements, or pursuing operating plans, potentially delaying harvesting on our timberlands or affecting investments in our Wood Products facilities. The failure, or perception of failure, to meet corporate responsibility goals could damage our reputation, erode investor or customer confidence, and negatively impact our operations and the market price of our common stock.

Climate Conditions

Changes in climate conditions could significantly harm our timberland assets and Wood Products manufacturing facilities and have a negative impact on our results of operations, cash flows and financial condition.

Climate change represents an urgent global challenge that has the potential to cause significant disruptions to our business and results of operations, cash flows and profitability. We are committed to do our part to mitigate climate change, and we believe that working forests are part of the solution. Scientific research indicates that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters, such as wildfires, hurricanes, tornadoes, earthquakes, hailstorms, snow and ice storms, the spread of disease, and insect infestations. Global temperature increases can result in significant regional differences in weather patterns that affect tree growth. Changes in precipitation resulting in droughts have made and could in the future make wildfires more frequent or more severe. Any of these natural disasters could affect our timberlands and wood products manufacturing facilities, timber growth rates, productivity of our timberlands, or our harvest operations or cause variations in the cost and supply of raw materials for both our timberlands and wood products operations. The need to rebuild or the desire to move away from certain areas following a natural disaster could affect the housing market, which may or may not be in the markets where our wood products are sold.

Governmental response to climate change at the international, federal and state levels may affect our financial condition, results of operations, cash flows and profitability.

There continue to be enacted and proposed numerous international, U.S. federal and state-level initiatives to address domestic and global climate issues. We anticipate increases in legal and reporting requirements at the state, federal and international level regarding climate change and energy access, renewable energy and fuel standards, and the monetization of carbon capture, storage and sequestration. For example, in September 2024, the governor of the State of California signed into law Senate Bill (SB) 219, Greenhouse Gases: Climate Corporate Accountability: Climate-Related Financial Risk that amended certain climate related disclosure requirements passed in 2023 under the Climate Corporate Data Accountability Act (SB 253) and the Greenhouse Gases Climate-Related Financial Risk Act (SB 261) requiring increased climate-related reporting by companies to which these laws apply. New disclosure and reporting requirements related to GHG emissions and climate change may negatively impact our business by diverting resources, increasing our compliance costs, and potentially harming our reputation.

Future laws and regulations in response to climate change could limit harvest levels for commercial timberland operators, which could in turn adversely affect our timberland operations as well as potentially lead to significant increases in capital investments and the cost of energy, wood fiber and other raw materials for our Wood Products facilities. Any one or more of these developments, as well as other unforeseeable governmental responses to climate change, could have a material adverse effect on our results of operations, cash flows and profitability. There can be no assurance that our commitments to undertake continuous improvements to our manufacturing facilities to meet or exceed future applicable legal requirements will be successful, that regulation in the future will not have a negative competitive impact or that economic returns will reflect our capital investments. Given the political significance and uncertainty surrounding the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will ultimately affect our financial condition, operating performance, and ability to compete. Failure to successfully manage new or pending regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our financial condition, results of operations and cash flows.

Legal Matters

Legal matters, disputes and proceedings, if determined or concluded in a manner adverse to our interests, could have a material adverse effect on our financial condition.

We are, from time to time, involved in legal matters, disputes and proceedings (collectively, "legal matters"). It is possible that there could be adverse judgments against us in some legal matters or that we may agree to settle a matter, and that we could be required to take a charge and make cash payments for all or a portion of any related awards of damages that could materially and adversely affect our results of operations or cash flows for the quarter or year in which we record or pay it. If any of the losses we experience in connection with such legal matters are not covered by insurance, we could be required to pay such losses out of cash on hand or borrowed funds, which could have a material adverse effect on our financial position.

Indebtedness and Capital Structure Risks

Access to Capital

We depend on external sources of capital for future growth.

Our ability to finance growth depends on external sources of capital to a significant degree. Our ability to access such capital on favorable terms could be negatively affected by a number of factors, many of which are outside of our control, including a decline in general market conditions, decreased market liquidity, a downgrade to our debt rating by third-party rating agencies, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividends. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us and the failure to obtain necessary capital could materially adversely affect our future growth. For additional details, see Liquidity and Capital Resources in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Indebtedness

Our indebtedness could materially adversely affect our ability to generate sufficient cash to pay dividends to stockholders and fulfill our debt obligations, our ability to respond to changes in our business and our ability to incur additional indebtedness to fund future needs.

Our debt requires interest and principal payments. At December 31, 2024, the total outstanding principal on our long-term debt was approximately $1.0 billion. Subject to the limits contained in our debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our indebtedness could increase.

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

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take level of outstanding debt, and their view of the general outlook for our industry and the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading could limit our access to the credit markets, increase our cost of financing and have an adverse effect on the market price of our securities. For additional detail on our credit ratings, see Liquidity and Capital Resources in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
•
failure to pay cash dividends or a change in the amount of cash dividends paid;
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

Additionally, stockholder activism regarding our governance, strategic direction and operations could result in negative impacts to our business by adversely affecting our ability to effectively and timely implement our strategies and initiatives. Any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel, all of which could negatively impact our business. In addition, the actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.

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
•
unless approved by the vote of at least 80% of our outstanding shares, we may not engage in business combinations, including mergers, dispositions of assets, certain issuances of shares of stock and other specified transactions, with a person owning or controlling, directly or indirectly, 5% or more of the voting power of our outstanding common stock; and
•
supermajority voting requirements for our stockholders to amend our bylaws and certain provisions of our certificate of incorporation.

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

Total stock repurchased under the 2022 Repurchase Program for the years ended December 31, 2024 and 2023, was 846,845 shares and 556,115 shares, respectively, for approximately $35.0 million and $25.0 million, respectively (excluding transaction fees). At December 31, 2024, we had remaining authorization of $90.0 million for future stock repurchases under the 2022 Repurchase Program. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, our liquidity and capital resources, the trading price of our common stock and the nature of other investment opportunities.

The 2022 Repurchase Program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, our liquidity and capital resources, the trading price of our common stock and the nature of other investment opportunities. The 2022 Repurchase Program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our 2022 Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Further, our 2022 Repurchase Program could diminish our cash reserves to a level which may impact our ability to pursue possible future strategic opportunities and acquisitions or meet future obligations. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below levels at which we repurchased shares of stock. Although our 2022 Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

REIT and Tax Risks

If we fail to remain qualified as a REIT, income from our timberlands will be subject to taxation at regular corporate rates and we will have reduced cash available for dividends to our stockholders.

Qualification as a REIT involves the application of highly technical and complicated provisions of the IRC to our operations, including satisfaction of certain asset, income, organizational, dividend, stockholder ownership and other requirements, on an ongoing basis. Given the highly complicated nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we will remain qualified as a REIT.

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

Generally, REITs are required to distribute 90% of their ordinary taxable income and (to avoid an excise tax) 95% of their net capital gains income. Capital gains may be retained by the REIT but would be subject to corporate income taxes. If capital gains were retained rather than distributed, our shareholders would be deemed to have received a taxable distribution (about which we would notify them), with a credit or refund for any federal income tax paid by the company. Our REIT income, however, consists primarily of net capital gains resulting from payments received under timber cutting contracts with our TRS and third parties, rather than ordinary taxable income. Therefore, unlike most REITs, we believe that we are not required to distribute material amounts of cash since substantially all of our taxable income is treated as capital gains income.

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

Certain activities that generate non-qualifying REIT income could constitute “prohibited transactions.” Prohibited transactions are defined by the IRC generally to be sales or other dispositions of property to customers in the ordinary course of a trade or business unless such transactions qualify for a safe harbor exception. Accordingly, the manufacture and sale of wood products, certain types of timberland sales, certain natural climate solutions activities, the sale of developed real estate, and the harvest and sale of logs are conducted through one or more of our wholly-owned TRSs, the net income of which is subject to corporate-level tax.

By conducting our business in this manner, we believe we will satisfy the REIT requirements and thus avoid the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to our TRS. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur, which could adversely affect our cash flow and impair our ability to pay quarterly dividends. Additionally, if the IRS were to successfully assert that any of our activities conducted at the REIT constituted prohibited transactions, we could be subject to the 100% tax on the net income of such activities.

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

Furthermore, our use of our TRS may cause the market to value our common shares differently than the shares of other REITs that may not use taxable REIT subsidiaries at all, or as extensively as we use them.

General Risk Factors

We may be unsuccessful in developing, participating or competing in natural climate solutions (NCS) markets.

NCS opportunities, such as carbon credits, solar leases, carbon capture and storage, lithium development, bioenergy, and emerging technologies that allow wood fiber to be used in applications ranging from biofuels to bioplastics, are evolving and expanding. We believe growth in NCS markets could provide opportunities to further maximize the use of our timberlands, increase our timberland values, generate increased revenues and profitability, and drive long-term stockholder value. We have several NCS initiatives underway, including the sale or lease of land for solar energy, land and mineral leases for lithium development and certification and sale of carbon credits. The success of these endeavors is subject to many known and unknown risks. Known risks include, but are not limited to, market acceptance of our products and services, changes to demand for our products and services as these new markets evolve over time, and political and regulatory developments that may make it more costly, or impossible, to pursue these business opportunities. There can be no assurance that we will be able to successfully execute on our NCS initiatives and/or compete in these markets in accordance with our expectations, which could result in an adverse effect on our business, financial results, and stockholder value.

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

Attempted cyber-attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and disruptive to business operations, and are being made by groups and individuals with a wide range of motives and expertise. There can be no assurance that our security measures and controls will be effective against the risks we face from cyber-attacks, including from: computer hackers; foreign governments and cyber terrorists; malicious code (such as malware, viruses and ransomware); an intentional or unintentional personnel action; a natural disaster; a hardware or software corruption, failure or error; a telecommunications system failure; a service provider failure or error; or any one or more other causes of a security breach, failure or disruption. The increased prevalence and sophistication of Artificial Intelligence (AI) tools, such as AI-enabled malware, could increase the risks of cyber-attacks to our systems and to those of our third-party service providers.

We have, on occasion, experienced cybersecurity threats to our data and information systems, including phishing attacks. If our IT systems are significantly disrupted, shut down or otherwise compromised for any reason, or if our data is destroyed, misappropriated or inappropriately disclosed, our financial results or our business operations, or both, could be negatively affected. We could suffer significant losses or incur significant liabilities, including without limitation damage to our reputation, loss of customer confidence or goodwill and significant expenditures of time and money to address and remediate resulting damages to affected individuals or business partners or to defend ourselves in resulting litigation or other legal proceedings by affected individuals, business partners or regulators, and may have limited remedies against third-party service providers in the event of service disruptions. We maintain cyber liability insurance, which may be subject to certain exceptions and may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

See Part I – Item 1C. Cybersecurity below for more information about our cybersecurity programs.

Our new integrated enterprise resource planning systems (ERP) may not perform as intended.

During 2024, we completed the implementation of new integrated ERP systems that replaced certain components of our existing operating and financial systems. The new ERP systems are critical to our ability to provide accurate and timely operating and financial information to our management, track purchases from and payments to our vendors, and accurately maintain our financial records. We have invested significant resources in the planning and project management of the system implementations.

Implementation of new IT systems, including replacement of legacy systems with new or upgraded versions, could also pose a significant risk to our business, as any such implementation can involve system failure, reliance on third party software providers, potential loss or corruption of our important data, security or internal control failures, delays, cost overruns and operational disruption. Any disruptions, delays or deficiencies in the ongoing maintenance of the new ERP systems could adversely affect our ability to operate our business, accurately maintain books and records or otherwise timely file our financial statements with the SEC. Additionally, if the new ERP systems are not designed or implemented properly or if they do not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

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

As with any investment, our acquisitions may not perform in accordance with our expectations, including achieving expected returns on the investment, revenue growth, cost savings, synergies, business opportunities and growth prospects. In addition, we anticipate financing such acquisitions through cash from operations, borrowings under our unsecured credit facilities, proceeds from equity or debt offerings or proceeds from strategic asset dispositions, or any combination thereof. The failure to identify, complete and successfully integrate acquisitions into our operations could adversely affect our operating results, cash flows, financial condition and the market price of our common stock. Additionally, our inability to finance future acquisitions on favorable terms, or at all, could adversely affect our ability to successfully execute strategic acquisitions and thereby adversely affect our results of operations.

Our financial condition and results of operations may be materially adversely affected by a global health crisis such as coronavirus (COVID-19).

We face risks related to public health epidemics and other outbreaks, including the global outbreak of a novel strain of COVID-19 and its variants. We, our suppliers, contractors and customers modified business practices for the continued health and safety of our employees during the COVID-19 pandemic. If a resurgence of COVID-19 or another severe global health crisis occurs, we or our suppliers, contractors, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, supply chain disruptions, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. The full extent to which a global health crisis could impact our business and operating results depends on future developments that are highly uncertain and cannot be accurately predicted and may also trigger the occurrence of, or exacerbate, other risks discussed herein, any of which could have a material adverse effect on our business, results of operation, cash flows and financial condition.

Our defined benefit pension plans are currently underfunded.

We have a qualified defined benefit pension plan covering certain of our current and former employees which, at December 31, 2024, was 85.2% funded. Future actions involving our qualified and unqualified defined benefit and other postretirement plans, such as annuity buyouts and lump-sum payouts, could cause us to incur significant pension and postretirement settlement and curtailment charges and may require significant cash contributions to maintain a legally required funded status.

The measurement of the pension benefit obligation, determination of pension plan net periodic costs and the requirements for funding our pension plans are based on a number of actuarial assumptions, including the expected rate of return on plan assets and the discount rate applied to the pension obligation. Changes in plan asset returns and long-term interest rates could increase our costs under our defined benefit pension plans and may significantly affect future contribution requirements. It is unknown what the actual investment return on our pension assets will be in future years and what interest rates may be at any given point in time. We cannot therefore provide any assurance of what our actual pension plan costs will be in the future, or if we will be required under applicable law to make future material plan contributions. See Note 15: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements for additional information regarding these plans.

A strike or other work stoppage, or our inability to renew collective bargaining agreements timely and on favorable terms, could adversely affect our financial results.

Certain employees at one of our sawmills, representing approximately 13% of our total workforce, are covered under a collective bargaining agreement that expires in 2026. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We understand the importance of identifying, assessing, and managing risks related to cybersecurity threats and data protection. We acknowledge the potential adverse effects of cybersecurity incidents on our business. As part of our enterprise risk management program, cybersecurity risks are evaluated alongside other company risks within the broader risk assessment process. Our data security plan incorporates a specialized cybersecurity risk assessment process, which helps us identify potential risks by benchmarking our procedures against National

Institute of Standards and Technology (NIST) standards and engaging third-party experts to test the security of our information systems. Key aspects of our risk management program include:

•
Monitoring Regulatory Changes: We monitor emerging data protection laws and, if necessary, implement changes to our policies and employee training processes.
•
Cybersecurity Policy Reviews: We regularly review and update (when applicable) our policies and procedures related to cybersecurity.
•
Security Tools and Response Exercises: We use various tools, such as network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises, to assist in risk identification and assessment. We then use these findings (where applicable) to enhance our processes and technologies.
•
Employee Training: We conduct annual cybersecurity awareness training for all employees with computer access, as well as specific training for those who handle sensitive data or are involved in cybersecurity management.
•
Expert Collaboration: We work with third-party subject matter experts to assess cybersecurity threats, their severity, and potential mitigation strategies.
•
Safeguard Third-Party Data: Through policy, practice, and contracts (as applicable), we require employees, as well as third parties providing services on our behalf, to treat customer information and data with care.
•
Use of Third-Party Service Providers: As cybersecurity considerations affect the selection and oversight of our third-party service providers, we also conduct pre-engagement assessments for third-party providers based on the sensitivity of the data they handle, and annually review SOC 1 or 2 reports for certain outsourced service providers whose systems are utilized in processing company or employee data.
•
Phishing Simulations: Regular phishing simulations help employees recognize and respond to potential email threats, with additional training provided, as necessary
•
NIST Framework: We leverage the NIST incident handling framework to guide our responses to actual or potential cybersecurity incidents, covering identification, protection, detection, response, and recovery.

Cybersecurity Incident Response Process

Our incident response plan outlines the steps we take to prepare for, detect, respond to, and recover from cybersecurity incidents. This process includes assessing severity, escalating, containing, investigating, and remediating incidents, while ensuring compliance with applicable legal obligations and protecting our brand reputation. As part of this process, we regularly engage with third-party assessors and consultants to review and improve our cybersecurity program, focusing on compliance and areas for improvement. Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management assessment program, as well as our cybersecurity specific risk identification program, both of which are discussed above.

Oversight of Cybersecurity Risk

Our cybersecurity risk management strategy is led by the Information Technology Director (IT Director) and the Director of Information Security (IS Director). Our IS Director has over eleven years of experience managing information security, developing cybersecurity strategy and implementing relevant and effective cybersecurity programs. Together, our IT Director and IS Director hold numerous credentials, including a Bachelor of Science in Cybersecurity & Information Assurance. Both have extensive experience in cybersecurity management with credentials including CISSP, CCSP, GIAC, GCFA, GCIH, and others.

The IT Director reports directly to the Chief Financial Officer, ensuring timely notification of significant cybersecurity incidents to the senior management team. The management team and the enterprise risk committee are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. The enterprise risk committee, which includes the Chief Financial Officer, IT Director as well as other members of senior management, review cybersecurity risk management as a component of our overall enterprise risk management.

The audit committee of the board of directors is responsible for the oversight of the company’s enterprise risk management program. The audit committee’s oversight includes reviewing and discussing with management (at least annually) management’s report on assessment of risk exposure and risk management, the processes in place to identify and manage significant risks, steps taken by management to control or mitigate such exposures, and management’s report on cybersecurity risk management, which includes strategies to mitigate data protection and cybersecurity risks. Additionally, the IT Director reports at least annually to the audit committee on cybersecurity threat risks, and our Chief Executive Officer reports regularly to the chair of our board of directors, and the full board of directors, as appropriate, about emerging threats to our operations, both at scheduled board meetings and through communications between board meetings.

Pursuant to the company’s incident response plan, if a significant cybersecurity incident occurs that may have a material effect on the company’s business or its financial statements, management will discuss the incident and management’s mitigation and remediation plan for such incident with the audit committee. As of the date of this report, we have not identified any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, financial results, or long-term financial condition. For more information on cybersecurity risks, see the risk factor entitled “Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations” in Part I – Item 1. Business, Item 1A. Risk Factors contained in this report.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select Market (Nasdaq) with the ticker symbol “PCH.” There were approximately 2,131 stockholders of record as of February 10, 2025.

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

We record share repurchases upon trade date as opposed to the settlement date when cash is disbursed. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit. There were no unsettled repurchases at December 31, 2024 and 2023.

The following table provides information with respect to purchases of common stock made by the company during the fourth quarter of 2024:

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	98,654	$42.01	98,654	$93,456,403
November 1 - November 30	81,716	$42.30	81,716	$90,000,107
December 1 - December 31	—	$—	—	$90,000,107
Total	180,370	$42.14	180,370	$90,000,107

EQUITY COMPENSATION PLAN INFORMATION

Information required by this item with respect to equity compensation plans is included under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed with the SEC on or about March 27, 2025, and is incorporated herein by reference.

Company Stock Price Performance

The following graph and table show comparison of cumulative total stockholder returns for our company, the NAREIT Equity Index, the Standard & Poor’s 500 Composite Index and a group of four companies that we refer to as our peer group index for the five-year period ended December 31, 2024. The total stockholder return assumes $100 invested at December 31, 2019, with quarterly reinvestment of all dividends.

$220
$200
$180
$160
$140
$120
$100
$80
$60
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
PotlatchDeltic Corporation
NARElT Equity Index
S&P 500 Index
2024 Peer Group

	At December 31,
	2020	2021	2022	2023	2024
PotlatchDeltic Corporation	$119	$157	$122	$141	$118
NAREIT Equity Index	$92	$132	$100	$113	$123
S&P 500 Composite Index	$118	$152	$125	$158	$197
2023 Peer Group Index	$114	$151	$123	$153	$129

Our peer group index for 2024 consists of Rayonier Inc., St. Joe Co., UFP Industries and Weyerhaeuser Co. Returns are weighted based on market capitalizations as of the beginning of each year. Our 2022 and 2021 returns include the impacts of special dividends of $0.95 per share and $4.00 per share, respectively. See Note 3: Earnings Per Share in the Notes to Consolidated Financial Statements for additional information.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion is intended to promote understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Part I – Item 1. Business, Item 1A. Risk Factors and Part II – Item 8. Financial Statements and Supplementary Data contained in this report. This section generally discusses the results of operations for 2024 compared to 2023. For a discussion comparing our results of operations and liquidity and capital resources for the year ended December 31, 2023 to 2022, refer to this same section (Part II, Item 7) in our 2023 annual report on Form 10-K as filed with the SEC on February 15, 2024.

Our Company

We are a leading timberland REIT with ownership of 2.1 million acres of timberland. We also own six sawmills and an industrial grade plywood mill, a residential and commercial real estate development business and a rural timberland sales program. Our operations are organized into three business segments: Timberlands, Wood Products and Real Estate. Our Timberlands segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices and represent a significant portion of the Timberlands segment’s total revenues. Our other segments generally do not generate intersegment revenues. In the discussion of our consolidated results of operations, our revenues and expenses are reported after elimination of intersegment revenues and expenses. In the Business Segment Results discussion below, each segment’s revenues and expenses, as applicable, are presented before elimination of intersegment revenues and expenses.

Our business segments have been and will continue to be influenced by a variety of factors, including tariffs, quotas and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland for higher and better use purposes, lumber prices, weather conditions, disruptions or inefficiencies in our supply chain including the availability of transportation, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, inflation, asset dispositions or acquisitions, impact of pandemics, fires at our Wood Product facilities or on our timberlands, other natural disasters, government regulation and enforcement actions, and other factors.

Additionally, governments and businesses across the globe are taking action on climate change and are making significant commitments towards reducing greenhouse gas emissions to net zero. Achieving these commitments will require governments and companies to take major steps to modify operations, invest in low-carbon activities and purchase offsets to reduce environmental impacts. We believe we are well positioned to provide products and services that entities may utilize to achieve these commitments through natural climate solutions, including selling or leasing timberlands to third parties for renewable energy projects such as for solar power generation facilities, selling pulpwood and sawmill residuals for green energy production, forest carbon offsets, carbon capture and storage projects, and other emerging technologies that allow wood fiber to be used in applications ranging from biofuels to bioplastics.

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

The operating results of our Timberlands, Wood Products and Real Estate business segments have been and will continue to be affected by the cyclical nature of the forest products industry and the real estate industry. Log and pulpwood sales volumes in our Timberlands segment are typically lower in the first half of each year as winter rains in the Southern region and spring thaw in the Northern region limit timber harvesting operations due to softened roadbeds and wet logging conditions that restrict access to logging sites. The third quarter is typically our Timberlands segment's strongest production quarter. Demand for our manufactured wood products typically decreases in the winter months when construction activity is slower, while demand typically increases during the spring, summer and fall when construction activity is generally higher.

Interest rates affect our business primarily through their impact on mortgage rates, the broader U.S. economy, and our capital allocation strategies. Although mortgage rates are not directly set by the U.S. Federal Reserve, they tend to follow the movement of 10-year U.S. Treasury bonds, which are influenced by investor expectations regarding future Federal Reserve monetary policy. Data from Freddie Mac shows that from the end of 2011 to the end of 2021, the average 30-year fixed mortgage rate remained below 4.0%. However, it began rising in the first quarter of 2022, peaking at around 7.8% in October 2023. The Federal Reserve reduced key benchmark interest rates by 100 basis points between late September and December 2024. Despite this, stronger-than-expected economic growth and uncertainties around long-term inflation and the U.S. deficit have kept mortgage rates elevated, ending 2024 at approximately 6.85%. Factors such as inflation, unemployment, and the overall economic climate can influence the Federal Reserve's decisions regarding short-term borrowing rates.

Single-family housing supply remains below the historical average, with affordability continuing to hinder home ownership. In January 2025, the U.S. Census Bureau reported 1.5 million total housing starts in December 2024 on a seasonally-adjusted basis, nearly 16% higher than November and the highest rate since February 2024. While the increase was largely driven by multi-family units, single-family housing starts averaged about 1.0 million units on a seasonally-adjusted annual basis in the fourth quarter of 2024, a 3.3% increase from the third quarter of 2024. Additionally, authorized building permits for single-family homes averaged nearly 980,000 units on a seasonally-adjusted annual basis during the fourth quarter of 2024, consistent with the 2024 annual average.

The National Association of Home Builders/Wells Fargo Housing Market Index (HMI) reported that builder confidence for newly constructed single-family homes rose to 47 in January 2025, up from a low during 2024 of 39 in August. Despite the increase in confidence, builders continue to face challenges, including elevated mortgage rates, concerns over inflation, government regulation, and persistent supply-side issues such as a shortage of buildable lots, skilled labor, and rising material costs. These factors are driving up the cost of home construction. Nonetheless, we remain optimistic about the long-term outlook for housing, as the market continues to grapple with an undersupply of homes, historically low inventory levels, and a large millennial demographic entering their prime home-buying years.

The repair and remodel sector is the largest market segment for lumber demand. Near term headwinds on the repair and remodel market appear to have been driven by elevated interest rates, which raise the cost of discretionary projects, coupled with the low turnover of existing homes, which typically spurs repair and remodel activity. While spending on residential home remodeling moderated during 2024, the sector is expected to grow at a mild pace throughout 2025. We believe long-term favorable underlying fundamentals, including a strong labor market, solid household balance sheets, strong levels of home equity, an aging existing housing stock, and expected increases in sales of existing homes will support repair and remodel demand for our products.

In our Timberlands segment, a significant portion of our Idaho sawlog prices are indexed on a four-week lag to lumber prices. The Northern region experienced a decrease in sawlog prices during 2024 because of lower indexed lumber prices compared to the prior year. In the Southern region, sawlog and pulpwood prices have been relatively stable year over year. Our total harvest volume in 2024 was 7.6 million tons and we expect to harvest approximately 7.4 million tons during 2025, with approximately 80% of the volume in the Southern region.

During the third quarter of 2024, we completed the construction phase of the expansion and modernization of our Waldo, Arkansas sawmill (the Waldo Modernization Project). The Waldo Modernization Project included upgrades to the log yard and planer, a new saw line, and a new continuous dry kiln and is expected to increase the sawmill’s annual capacity and reduce its operating costs significantly. The sawmill, which continued to operate during the construction, took limited downtime early in the third quarter to tie in the new equipment and restarted in mid-August 2024. We anticipate the sawmill will reach its expected new annual capacity run rate of 275 million board feet per year by mid-year of 2025.

During 2024, our Wood Products segment was challenged by a relatively weak lumber pricing environment which only began to improve towards the latter half of the year. Despite the pricing challenges, we shipped just over 1.1 billion board feet of lumber during 2024. For 2025, we expect to ship approximately 1.2 billion board feet of lumber, which takes into account the expected production ramp-up at the Waldo sawmill.

Our Real Estate segment benefited from increased rural land sales, including the sale of 34,100 acres of four-year average age Southern timberlands for $56.7 million to Forest Investment Associates (FIA), and higher average sales price per residential lot sold in Chenal Valley. We expect to sell approximately 26,000 rural acres and 130 residential lots in Chenal Valley during 2025.

Consolidated Results

The following table sets forth year-over-year changes in items included in our Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments.

			2024
	Year Ended December 31,		vs.
(in thousands)	2024	2023	2023
Revenues	$1,062,076	$1,024,075	$38,001
Costs and expenses:
Cost of goods sold	945,672	899,578	46,094
Selling, general and administrative expenses	83,212	75,730	7,482
CatchMark merger-related expenses	—	2,453	(2,453)
Gain on fire damage	—	(39,436)	39,436
	1,028,884	938,325	90,559
Operating income	33,192	85,750	(52,558)
Interest expense, net	(28,923)	(24,218)	(4,705)
Non-operating pension and other postretirement employee benefits	803	(914)	1,717
Other	3,115	1,267	1,848
Income before income taxes	8,187	61,885	(53,698)
Income taxes	13,689	216	13,473
Net income	$21,876	$62,101	$(40,225)
Total Adjusted EBITDDA[1]	$232,100	$200,234	$31,866

1.	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the years presented.

2024 compared with 2023

Revenues

Revenues of $1.1 billion were $38.0 million higher compared to 2023 primarily due to increased rural real estate acres sold, including a 34,100-acre rural timberland sale for $56.7 million, and real estate development sales due to a higher average residential price per lot in Chenal Valley. These increases were partially offset by lower lumber and plywood prices, and lower Northern sawlog volume and prices.

Cost of goods sold

Cost of goods sold increased $46.1 million compared to 2023 primarily due to increased rural real estate acres sold and increased employee related costs. These increases were partially offset by lower raw material costs and lower logging and hauling costs on reduced rates in the Northern region.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $7.5 million compared to 2023 primarily due to higher professional service fees, including costs for implementation of new systems, and employee related costs. The prior year included a $1.0 million reduction in stock compensation expense due to employee forfeiture of stock awards.

Gain on fire damage

During 2023, we recognized insurance recoveries of $39.4 million for fire damage at our Ola, Arkansas sawmill. The claim with insurance carriers was finalized by the end of 2023.

Interest expense, net

Interest expense, net increased $4.7 million compared to 2023 primarily due to less interest income earned on cash and cash equivalents held in interest bearing accounts.

Income taxes

Income taxes are primarily due to income from our TRS. For 2024, we recorded an income tax benefit of $13.7 million on TRS pre-tax loss of $54.9 million as compared to an income tax benefit of $0.2 million on TRS pre-tax income of $15.4 million in 2023. The increase in our income tax benefit in 2024 was due to lower lumber prices reducing the pre-tax income generated by our TRS, both overall and relative to pre-tax income generated by our REIT, and changes in our unrecognized tax positions, primarily due to the lapse of the statute of limitations.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for 2024 increased $31.9 million compared to 2023, primarily due to increased rural real estate acres sold and an increase in the average price per residential lot in Chenal Valley. The increase in Total Adjusted EBITDDA was partially offset by lower lumber prices, lower Northern sawlog harvest volumes and prices, and higher selling, general and administrative expenses. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

BUSINESS SEGMENT RESULTS

Timberlands Segment

			2024
	Year Ended December 31,		vs.
(in thousands)	2024	2023	2023
Revenues[1]	$392,169	$411,077	$(18,908)
Costs and expenses
Logging and hauling	206,727	213,054	(6,327)
Other	36,628	38,261	(1,633)
Selling, general and administrative expenses	10,085	8,441	1,644
Timberlands Adjusted EBITDDA[2]	$138,729	$151,321	$(12,592)

1.	Prior to elimination of intersegment fiber revenues of $102.6 million and $110.7 million in 2024 and 2023, respectively.
2.	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Consolidated Financial Statements.

Timberlands Segment Statistics

			2024
	Year Ended December 31,		vs.
Harvest Volumes (in tons)	2024	2023	2023
Northern region
Sawlog	1,444,571	1,495,144	(50,573)
Pulpwood	21,932	26,802	(4,870)
Total	1,466,503	1,521,946	(55,443)

Southern region
Sawlog	2,705,008	2,529,131	175,877
Pulpwood	2,123,798	2,150,703	(26,905)
Stumpage	1,340,752	1,487,415	(146,663)
Total	6,169,558	6,167,249	2,309

Total harvest volume	7,636,061	7,689,195	(53,134)

Sales Price/Unit ($ per ton)
Northern region[1]
Sawlog	$110	$117	$(7)
Pulpwood	$38	$47	$(9)

Southern region[1]
Sawlog	$47	$48	$(1)
Pulpwood	$31	$32	$(1)
Stumpage	$15	$18	$(3)

1.

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2024 compared with the year ended December 31, 2023:

(in thousands)	2024 vs 2023
Timberlands Adjusted EBITDDA - prior year	$151,321
Sales price and mix	(16,803)
Harvest volume	(2,985)
Logging and hauling cost per unit	6,589
Forest management, indirect and other	607
Timberlands Adjusted EBITDDA - current year	$138,729

2024 compared with 2023

Timberlands Adjusted EBITDDA for 2024 was $138.7 million, a decrease of $12.6 million compared to 2023 primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region decreased 6.0%, to $110 per ton, primarily due to the effect of lower indexed sawlog prices in Idaho. Southern sawlog prices remained relatively flat.
•
Harvest Volume: We harvested a total of 7.6 million tons across our Northern and Southern regions, which was in line with our plan at the beginning of the year. In our Southern region we harvested 6.2 million tons during both 2024 and 2023. Southern sawlog harvest volume during 2024 increased 7.0% compared to 2023 primarily due to more favorable operating conditions during 2024 partially offset by fewer stumpage sales. In the Northern region, slightly softer market demand during 2024 compared to 2023 contributed to the 3.6% decrease in harvest volume.
•
Logging and Hauling Cost per Unit: Logging and hauling costs per delivered unit were lower primarily due to a lower mix of Northern sawlogs, which have a higher cost per unit compared to Southern sawlogs, and lower fuel costs.

Wood Products Segment

			2024
	Year Ended December 31,		vs.
(in thousands)	2024	2023	2023
Revenues	$601,924	$635,672	$(33,748)
Costs and expenses[1]
Fiber costs	289,456	299,511	(10,055)
Manufacturing costs	232,910	220,645	12,265
Freight, logging and hauling	75,978	78,520	(2,542)
Finished goods inventory change	(3,189)	2,992	(6,181)
Selling, general and administrative expenses	14,059	13,139	920
Other	364	378	(14)
Wood Products Adjusted EBITDDA[2]	$(7,654)	$20,487	$(28,141)

1.	Prior to elimination of intersegment fiber costs of $102.6 million and $110.7 million in 2024 and 2023, respectively.
2.	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Consolidated Financial Statements.

Wood Products Segment Statistics

			2024
	Year Ended December 31,		vs.
	2024	2023	2023
Lumber shipments (MBF)[1]	1,106,974	1,103,089	3,885
Lumber sales prices ($ per MBF)	$425	$452	$(27)

1.	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2024 compared with the year ended December 31, 2023:

(in thousands)	2024 vs 2023
Wood Products Adjusted EBITDDA - prior year	$20,487
Lumber:
Price	(31,224)
Manufacturing costs per unit	(7,825)
Log costs per unit	9,930
Volume	(78)
Inventory charge	2,827
Residuals, panels and other	(1,771)
Wood Products Adjusted EBITDDA - current year	$(7,654)

2024 compared with 2023

Wood Products Adjusted EBITDDA for 2024 decreased $28.1 million compared to 2023 primarily as a result of the following:

•
Lumber Price: Average lumber sales prices decreased to $425 per MBF during 2024 compared to $452 per MBF during 2023.
•
Manufacturing Cost Per Unit: Higher manufacturing costs per unit were primarily due to the impact of downtime and the restart related to the expansion and modernization project at our Waldo, Arkansas sawmill and increased labor costs from normal wage adjustments, partially offset by an increase in production at our Ola, Arkansas sawmill.
•
Log Costs Per Unit: Log costs per unit were lower primarily due to lower indexed log costs at our Idaho sawmill and improved production recoveries at our Southern sawmills.
•
Inventory Charge: Lower log costs and improved market pricing during 2024 resulted in no inventory write-downs at the end of 2024 compared to the end of 2023.
•
Residual Sales, Panels and Other: Soft demand from industrial customers resulted in lower plywood price realization during 2024 compared to 2023, which more than offset higher residual sales.

Real Estate Segment

			2024
	Year Ended December 31,		vs.
(in thousands)	2024	2023	2023
Revenues	$170,629	$87,988	$82,641
Costs and expenses
Costs of goods sold	16,040	14,147	1,893
Selling, general and administrative expenses	7,568	6,066	1,502
Real Estate Adjusted EBITDDA[1]	$147,021	$67,775	$79,246

1.	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate

	Year Ended December 31,
	2024	2023
Acres sold	57,389	17,775
Average price per acre	$2,302	$3,068

Development Real Estate

	Year Ended December 31,
	2024	2023
Residential lots	135	128
Average price per lot	$146,366	$104,241

Commercial acres	12	12
Average price per acre	$492,746	$572,614

Real Estate Adjusted EBITDDA

The following table summarizes Adjusted EBITDDA variances for the year ended December 31, 2024 compared with the year ended December 31, 2023:

(in thousands)	2024 vs 2023
Real Estate Adjusted EBITDDA - prior year	$67,775
Rural real estate sales	77,169
Development real estate sales	4,563
Selling, general and administrative expenses	(1,504)
Other costs, net	(982)
Real Estate Adjusted EBITDDA - current year	$147,021

2024 compared with 2023

Real Estate Adjusted EBITDDA for 2024 was $147.0 million, an increase of $79.2 million compared with 2023 primarily as a result of the following:

•
Rural Real Estate Sales: The increase in rural real estate sales is primarily due to increased rural acres sold compared to 2023. Rural real estate sales during 2024 included a 34,100-acre sale of four-year average age Southern timberlands to FIA for $56.7 million, a 3,900-acre sale in Alabama, a 2,000-acre conservation sale in Arkansas, and a 1,200-acre sale in Idaho. Rural real estate sales in 2023 included a 2,240-acre conservation sale in Alabama, a 2,700-acre sale in Georgia, and a 1,660-acre sale in South Carolina. Rural real estate sales vary period-to-period with the average price per acre fluctuating based on both the geographic area of the real estate and type of land sold.

•
Development Real Estate Sales: During 2024, we sold 135 residential lots at an average lot price of $146,366 compared with 128 lots at an average lot price of $104,241 during 2023. In addition, we sold 12 acres of commercial land in Chenal Valley for an average price of $492,746 per acre during 2024 compared to 12 acres for an average price of $572,614 per acre during 2023. The average price per lot or commercial acre fluctuates based on a variety of factors, including size, location and planned end use within the developments.

Liquidity and Capital Resources

Overview

An important source of liquidity is cash generated from our operations, which is highly dependent on selling prices for our products, as described in Part I – Item 1. Business, and can vary from period to period. Changes in significant sources of cash for the years ended December 31, 2024 and 2023 are presented by category as follows:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Net cash from operating activities	$188,470	$159,111	$29,359
Net cash from investing activities	$(92,062)	$(95,304)	$3,242
Net cash from financing activities	$(182,371)	$(171,710)	$(10,661)

Net Cash Flows from Operating Activities

Net cash from operating activities increased $29.4 million in 2024 compared to 2023 primarily as a result of the following:

•
Cash received from customers increased $35.6 million primarily due to increased rural real estate acres sold, including the 34,100-acre sale to FIA, higher average lot prices in Chenal Valley, and higher Southern sawlog harvest volumes. These increases were partly offset by lower lumber prices, a decrease in Northern harvest volumes and sawlog prices, and fewer Southern stumpage sales.
•
Cash payments decreased $21.8 million primarily due to lower Northern logging and hauling costs, lower real estate development expenditures at Chenal Valley, and lower employee incentive compensation payouts. These declines were partially offset by costs associated with higher Southern sawlog harvest volumes, increased professional service costs and implementation costs of new systems.
•
During 2024, we received the final $1.7 million of insurance proceeds related to business interruption insurance following the fire at our Ola, Arkansas sawmill in June 2021, compared to $36.4 million received during 2023.
•
Cash paid for interest, net increased by approximately $10.1 million primarily due to lower interest income earned as a result of lower average cash balances in interest bearing accounts partially offset by increased patronage dividends from our lenders. Additionally, cash from operating activities during 2024 includes reclassification of $29.7 million received from interest rate swaps that contain an other-than-insignificant financing element at inception as investing ($27.6 million) and financing ($2.1 million) activities. Cash from operating activities during 2023 includes reclassification of $25.6 million received from interest rate swaps that contain an other-than-insignificant financing element at inception as investing ($23.8 million) and financing ($1.8 million) activities.
•
Net tax payments decreased $24.1 million as a result of lower taxable income generated from our TRS during 2024.
•
Cash contributions to our pension and other postretirement employee benefit plans increased $5.2 million, primarily due to a $4.0 million contribution to our qualified pension plan.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
Cash expenditures for property, plant and equipment, timberlands reforestation and road construction projects during 2024 and 2023 was $88.7 million and $119.8 million, respectively, which includes payments for capital expenditures for the Waldo, Arkansas sawmill expansion and modernization project of $37.9 million and $74.2 million, respectively.
•
Cash expenditures for timberland acquisitions in 2024 was $32.3 million which included the acquisition of 16,000 acres of mature timberlands in Arkansas. Cash expenditures for timberland acquisitions in 2023 was $1.8 million.

•
We received $27.6 million during 2024 compared to $23.8 million during 2023 from certain interest rate swaps that contained an other-than-insignificant financing element at inception, which is required to be classified as an investing activity. Cash flows from these interest rate swaps reduce our interest costs on the corresponding variable-rate debt.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
During 2024 and 2023, we repurchased 0.8 million and 0.5 million shares, respectively for approximately $35.0 million and $25.0 million, respectively.
•
Dividend payments of $142.4 million during 2024 compared to $143.6 million in 2023 due to fewer shares outstanding following share repurchases.

Future Sources and Uses of Cash

At December 31, 2024, we had cash and cash equivalents of $151.6 million. We expect cash and cash equivalents on hand, cash generated from operating activities, and available borrowing capacity under our Credit Agreement, if needed, to be adequate to meet our future cash requirements over the next twelve months.

Our material cash commitments arising in the normal course of business under our known contractual and other obligations as of December 31, 2024 primarily relate to purchase obligations, repayments of long-term debt and related interest, payments under operating and financing leases and pension and postretirement benefits. Purchase obligations primarily include open purchase orders for goods or services, future payments due under timber cutting contracts, commitments for construction contracts, commitments to complete real estate development projects and commitments to acquire property and equipment in the next twelve months. At December 31, 2024, our purchase obligations were approximately $69.6 million, of which $37.4 million is expected to be paid in the next twelve months. Additionally, based on interest rates on our long-term debt at December 31, 2024, we expect net interest payments on long-term debt, including the impact of any associated interest rate swaps and estimated patronage credits from lenders, to be approximately $135.3 million over the term of the loans, of which approximately $25.0 million is expected to be paid in 2025.

For further detail on our debt, lease, and pension and other postretirement plan obligations and timing of expected future payments see Note 9: Debt, Note 13: Leases, and Note 15: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements.

Capital Expenditures

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on expected return on investment. We expect to spend a total of approximately $60 million to $65 million for capital expenditures during 2025, which excludes a final closeout payment of approximately $6.6 million related to the expansion and modernization of our Waldo, Arkansas sawmill (the Waldo Modernization Project).

During the third quarter of 2024, we completed the construction phase of the Waldo Modernization Project. The Waldo Modernization Project included upgrades to the log yard and planer, a new saw line, and a new continuous dry kiln and is expected to increase the sawmill’s annual capacity and reduce its operating costs significantly. The sawmill, which continued to operate during the construction, took limited downtime early in the third quarter to tie in the new equipment and restarted in mid-August 2024. We anticipate the sawmill will reach its expected new annual capacity run rate of 275 million board feet per year by mid-year of 2025. We capitalized approximately $131.0 million on the modernization project, of which a total of $124.4 million has been paid through December 31, 2024, and the remaining $6.6 million is expected to be paid in the first quarter of 2025.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchases (the 2022 Repurchase Program). Concurrently, the board of directors terminated the remaining repurchase authorization under a previously authorized repurchase program. At December 31, 2024, we had remaining authorization of $90.0 million for future stock repurchases under the 2022 Repurchase Program. The timing, manner, price and amount of repurchases will be determined according to a trading plan adopted from time to time in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (Trading Plan), and, subject to the terms of a Trading Plan, the 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason.

Dividends to Shareholders

The following table summarizes the historical tax characteristics of dividends to shareholders for the year ended December 31:

(Amounts per share)	2024	2023
Capital gain dividends	$1.80	$1.31
Non-taxable return of capital	—	0.49
Total dividends	$1.80	$1.80

On February 7, 2025, the board of directors approved a quarterly cash dividend of $0.45 per share payable on March 31, 2025, to stockholders of record as of March 7, 2025.

Long-Term Debt and Credit Agreement

At December 31, 2024, our total outstanding long-term debt was $1.0 billion, all of which was drawn under an amended and restated credit agreement dated as of March 22, 2018 (Amended Term Loan Agreement) with our primary lender, AgWest Farm Credit, PCA (as successor in interest to Northwest Farm Credit Services, PCA). All interest rates on our outstanding long-term debt are fixed either under fixed-rate loans or variable-rate loans with an associated interest rate swap that fixes the variable benchmark interest rate component.

On November 1, 2024, we entered into a tenth amendment to the Amended Term Loan Agreement, which provided for three new term loans totaling $176.0 million that mature on November 1, 2032, 2033, and 2034, respectively (collectively referred to as the New Term Loans). The proceeds of the New Term Loans were used to refinance a $110.0 million term loan that matured on November 1, 2024 and to replenish cash used to repay $65.7 million of revenue bonds that matured in October 2024. The New Term Loans bear interest at a rate equal to the daily simple SOFR-indexed rate plus an applicable margin ranging between 2.20% and 2.30% per annum depending on the term loan's maturity date. The New Term Loans provide for a cost-of-capital reset at year five whereby the applicable margin may be reset at the sole discretion of the lender.

In connection with the refinancing, we terminated $125.0 million of our $200.0 million forward-starting interest rate swaps and transferred the value realized from their termination into three new interest rate swaps to hedge the variability in future cash flows on the New Term Loans. These three new daily simple SOFR-indexed interest rate swaps effectively fix the interest rates on the New Term Loans between 4.02% and 4.28%, before patronage credits from lenders, depending on the maturity date of the associated term loan. At December 31, 2024, we had one remaining forward-starting interest rate swap of $75.0 million available to fix the interest rate on future debt refinancing.

At December 31, 2024, approximately $100.0 million of our outstanding long-term debt that matures in August 2025 was classified as current on our accompanying Consolidated Balance Sheets. We expect to refinance this $100.0 million term loan at maturity.

We have a $300.0 million revolving line of credit with a syndicate of lenders that matures February 14, 2027 (Amended Credit Agreement). Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At December 31, 2024, there were no borrowings under the revolving line of credit and approximately $0.6 million of the revolving line of credit was utilized by outstanding letters of credit.

See Note 9: Debt and Note 10: Derivative Instruments in the Notes to the Consolidated Financial Statements for additional information on our debt, credit, and interest rate swap agreements.

Financial Covenants

The Amended Credit Agreement and the Amended Term Loan Agreement (collectively referred to as the Financing Agreements) contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The Financing Agreements also contain financial maintenance covenants including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. We are permitted to pay dividends to our stockholders under the terms of the Financing Agreements so long as we expect to remain in compliance with the financial maintenance covenants.

The Interest Coverage Ratio is EBITDDA, which is defined in the Financing Agreements as net income adjusted for interest expense, net, income taxes, depreciation, depletion and amortization, the basis of real estate sold and non-cash equity compensation expense, divided by interest expense, net for the same period.

The Leverage Ratio is our Total Funded Indebtedness divided by our Total Asset Value (TAV). Our Total Funded Indebtedness consists of long-term debt, including any current portion of long-term debt, finance lease liabilities, revolving line of credit borrowings and the amount outstanding under the letter of credit subfacility.

The following table presents the components and applicable limits of TAV at December 31, 2024:

(in thousands)
Estimated timberland fair value	$5,207,322
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	393,590
Cash and cash equivalents	151,551
Other[1]	10,409
Total Asset Value	$5,762,872

1.

Includes, as applicable, Construction In Progress (limited to 10% of TAV), Company-Owned Life Insurance (limited to 5% of TAV) and Investments in Affiliates (limited to 15% of TAV) as defined in the Financing Agreements.

At December 31, 2024, we were in compliance with all covenants under the Financing Agreements. The table below sets forth the financial covenants for the Financing Agreements and our status with respect to these covenants at December 31, 2024:

	Covenant Requirement		Actual
Interest Coverage Ratio	≥	3.00 to 1.00	8.5
Leverage Ratio	≤	40%	18%

Credit Ratings

Two major debt rating agencies routinely evaluate our debt and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade.

Capital Structure

(in thousands)	December 31, 2024	December 31, 2023
Long-term debt (including current portion)	$1,034,652	$1,033,728
Cash and cash equivalents	(151,551)	(230,118)
Net debt	883,101	803,610
Market capitalization[1]	3,088,347	3,896,822
Enterprise value	$3,971,448	$4,700,432

Net debt to enterprise value	22.2%	17.1%
Dividend yield[2]	4.6%	3.7%
Weighted-average cost of debt, after tax[3]	2.3%	2.3%

1.	Market capitalization is based on outstanding shares of 78.7 million and 79.4 million times closing share price of $39.25 and $49.10 at December 31, 2024 and December 31, 2023, respectively.
2.	Dividend yield is based on annualized dividends per share of $1.80 divided by share price of $39.25 and $49.10 at December 31, 2024 and December 31, 2023, respectively.
3.

Weighted-average cost of debt excludes deferred debt costs, credit facility fees and amortization related to redesignated forward starting interest rate swaps and includes estimated annual patronage credits from lenders on term loan debt.

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

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Year Ended December 31,
(in thousands)	2024	2023
Net income	$21,876	$62,101
Interest expense, net	28,923	24,218
Income taxes	(13,689)	(216)
Depreciation, depletion and amortization	111,497	119,518
Basis of real estate sold	86,870	31,392
CatchMark merger-related expenses	—	2,453
Gain on fire damage	—	(39,436)
Non-operating pension and other postretirement employee benefits	(803)	914
Loss on disposal of assets	541	557
Other	(3,115)	(1,267)
Total Adjusted EBITDDA	$232,100	$200,234

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

The following table provides a reconciliation of net cash from operating activities to CAD:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash from operating activities[1,2]	$188,470	$159,111
Capital expenditures[3]	(120,996)	(121,613)
CAD	$67,474	$37,498
Net cash from investing activities[4]	$(92,062)	$(95,304)
Net cash from financing activities	$(182,371)	$(171,710)

1.

Net cash from operating activities for the year ended December 31, 2024 includes cash paid for real estate development expenditures of $8.1 million. Net cash from operating activities for the year ended December 31, 2023 includes cash paid for real estate development expenditures and cash paid for CatchMark merger-related expenses of $11.5 million and $0.9 million, respectively

2.

Net cash from operating activities for the year ended December 31, 2024 excludes $27.6 million and $2.1 million, respectively, of interest rate swap proceeds classified as investing and financing activities. Net cash from operating activities for the year ended December 31, 2023 excludes $23.8 million and $1.8 million, respectively, of interest rate swap proceeds classified as investing and financing activities.

3.

The years ended December 31, 2024 and 2023 includes Waldo, Arkansas sawmill expansion and modernization related payments for capital expenditures of $37.9 million and $74.2 million, respectively. Additionally, the year ended December 31, 2023 includes payments for capital expenditures for the rebuild of the Ola, Arkansas sawmill of $0.6 million, and excludes $1.4 million of insurance proceeds for the Ola, Arkansas property losses. The claim with the insurance carriers was finalized by the end of 2023.

4.	Net cash from investing activities includes payments for capital expenditures, which is also included in our reconciliation of CAD.

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

Pension expense for 2025 will be based on a 5.75% discount rate. Holding all other assumptions constant, a 25-basis point decrease in the discount rate would increase the total projected benefit obligation at December 31, 2024 by approximately $6.0 million and have a minimal impact on estimated pension expense for 2025. See Note 15: Savings Plans, Pension Plans and Other Postretirement Employee Benefits in the Notes to Consolidated Financial Statements for additional information.

See Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further information on our accounting policies and new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure on financial instruments includes interest rate risk on our bank revolving line of credit, term loans and interest rate swap agreements and forward-starting interest rate swap agreements. We are exposed to interest rate volatility on existing variable-rate debt instruments and future incurrences of fixed or variable rate debt, which exposure primarily relates to movements in various interest rates. We use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to the impact of interest rate changes on existing debt and future debt issuances, respectively. All market risk sensitive instruments were entered into for purposes other than trading purposes. We do not attempt to hedge our exposure to interest rate risk for our cash equivalents.

The interest rates applied to borrowings under our revolving line of credit adjust often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our revolving line of credit borrowings through the use of derivative financial instruments. There were no borrowings under our revolving line of credit at December 31, 2024.

At December 31, 2024, we have interest rate swaps associated with $937 million of term loan debt. We use forward-starting interest rate swaps to manage interest rate exposure related to the anticipated refinancing of existing term loan debt. At December 31, 2024, we had one forward-starting interest rate swap designated as a cash flow hedge with a notional amount of $75 million available to fix the interest rate on future debt refinancing. Our cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged interest rate risk through the term of the hedge. See Note 10: Derivative Instruments in the Notes to Consolidated Financial Statements for additional information.

Quantitative Information about Market Risks

The table below provides information about our long-term debt, weighted-average interest rates and associated interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract and weighted-average variable rates are based on implied forward rates in the yield curve. The table excludes our forward-starting interest rate swap.

	Expected Maturity Date
(in thousands, except interest rates)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Variable-rate debt:
Principal due	$—	$27,500	$138,750	$100,000	$190,000	$480,750	$937,000	$937,000
Average interest rate	—	6.32%	5.99%	6.02%	5.70%	6.17%	6.03%
Fixed-rate debt:
Principal due	$100,000	$—	$—	$—	$—	$—	$100,000	$98,608
Average interest rate	4.05%	—	—	—	—	—	4.05%
Interest rate swaps:
Variable to fixed	$—	$27,500	$138,750	$100,000	$190,000	$480,750	$937,000	$122,821
Average pay rate	—	1.42%	0.50%	2.79%	0.60%	1.23%	1.17%
Average receive rate	—	4.08%	3.99%	3.98%	3.97%	3.98%	3.98%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
PotlatchDeltic Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PotlatchDeltic Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting

Basis for Opinion

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

Measurement of the pension benefit obligation

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company’s pension benefit obligation was $233.0 million as of December 31, 2024. The measurement of the pension benefit obligation is based on actuarial assumptions that require judgment. The discount rate applied to pension plan obligations is a critical assumption in the measurement of the pension benefit obligation.

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

Seattle, Washington

February 13, 2025

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amount)	2024	2023	2022
Revenues	$1,062,076	$1,024,075	$1,330,780
Costs and expenses:
Cost of goods sold	945,672	899,578	806,822
Selling, general and administrative expenses	83,212	75,730	76,506
CatchMark merger-related expenses	—	2,453	27,325
Environmental charge	—	—	5,550
Gain on fire damage	—	(39,436)	(34,505)
	1,028,884	938,325	881,698
Operating income	33,192	85,750	449,082
Interest expense, net	(28,923)	(24,218)	(27,400)
Pension settlement charge	—	—	(14,165)
Non-operating pension and other postretirement employee benefits	803	(914)	(8,138)
Other	3,115	1,267	(67)
Income before income taxes	8,187	61,885	399,312
Income taxes	13,689	216	(65,412)
Net income	$21,876	$62,101	$333,900

Net income per share:
Basic	$0.28	$0.78	$4.59
Diluted	$0.28	$0.77	$4.58
Dividends per share	$1.80	$1.80	$2.72
Weighted-average shares outstanding
Basic	79,236	79,985	72,740
Diluted	79,339	80,167	72,922

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income	$21,876	$62,101	$333,900
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits	(9,726)	9,569	22,875
Cash flow hedges	20,835	(4,189)	118,015
Other comprehensive income, net of tax	11,109	5,380	140,890
Comprehensive income	$32,985	$67,481	$474,790

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
(in thousands, except per share amounts)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$151,551	$230,118
Customer receivables, net	23,358	21,892
Inventories, net	82,926	78,665
Other current assets	41,295	46,258
Total current assets	299,130	376,933
Property, plant and equipment, net	408,913	372,832
Investment in real estate held for development and sale	50,809	56,321
Timber and timberlands, net	2,357,151	2,440,398
Intangible assets, net	13,861	15,640
Other long-term assets	175,579	169,132
Total assets	$3,305,443	$3,431,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$95,628	$82,383
Current portion of long-term debt	99,552	175,615
Current portion of pension and other postretirement employee benefits	5,098	4,535
Total current liabilities	200,278	262,533
Long-term debt	935,100	858,113
Pension and other postretirement employee benefits	76,272	67,856
Deferred tax liabilities, net	21,123	36,641
Other long-term obligations	35,000	35,015
Total liabilities	1,267,773	1,260,158
Commitments and contingencies
Stockholders’ equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, 200,000 shares authorized and 78,684 and 79,365 shares issued and outstanding	78,684	79,365
Additional paid-in capital	2,315,176	2,303,992
Accumulated deficit	(470,331)	(315,291)
Accumulated other comprehensive income	114,141	103,032
Total stockholders’ equity	2,037,670	2,171,098
Total liabilities and stockholders' equity	$3,305,443	$3,431,256

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,876	$62,101	$333,900
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	113,098	121,154	98,234
Basis of real estate sold	86,870	31,392	29,921
Change in deferred taxes	(12,776)	(9,269)	(5,257)
Pension and other postretirement employee benefits	4,575	6,446	15,259
Pension settlement charge	—	—	14,165
Equity-based compensation expense	11,010	9,115	18,497
Gain on fire damage	—	(39,436)	(34,505)
Amortization related to redesignated forward-starting interest rate swaps	10,766	10,329	3,050
Interest received under swaps with other-than-insignificant financing element	(29,673)	(25,646)	(3,002)
Other, net	(1,278)	(2,447)	(1,283)
Change in working capital and operating-related activities, net of merger
Receivables, net	(1,468)	921	9,418
Inventories, net	(4,694)	(10,706)	4,410
Other assets	6,479	(758)	(7,629)
Accounts payable and accrued liabilities	(1,541)	(12,558)	97
Other liabilities	199	(3,087)	3,115
Real estate development expenditures	(8,088)	(11,504)	(8,102)
Funding of pension and other postretirement employee benefits	(8,565)	(3,336)	(5,065)
Proceeds from insurance recoveries	1,680	36,400	26,678
Net cash from operating activities	188,470	159,111	491,901

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(63,891)	(95,916)	(56,976)
Timberlands reforestation and roads	(24,764)	(23,863)	(17,718)
Acquisition of timber and timberlands	(32,341)	(1,834)	(110,110)
Proceeds from property insurance	—	1,356	8,750
Cash acquired in CatchMark merger	—	—	23,571
Interest received under swaps with other-than-insignificant financing element	27,634	23,757	2,798
Other, net	1,300	1,196	2,165
Net cash from investing activities	(92,062)	(95,304)	(147,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to common stockholders	(142,350)	(143,595)	(208,133)
Repurchase of common stock	(35,017)	(25,011)	(54,549)
Proceeds from issuance of long-term debt	176,000	40,000	317,500
Repayment of long-term debt	(175,735)	(40,000)	(343,000)
Other, net	(5,269)	(3,104)	(7,380)
Net cash from financing activities	(182,371)	(171,710)	(295,562)
Change in cash, cash equivalents and restricted cash	(85,963)	(107,903)	48,819
Cash, cash equivalents and restricted cash at beginning of period	237,688	345,591	296,772
Cash, cash equivalents and restricted cash at end of period	$151,725	$237,688	$345,591

The accompanying notes are an integral part of these consolidated financial statements.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	69,064	$69,064	$1,781,217	$(280,910)	$(43,238)	$1,526,133
Net income	—	—	—	333,900	—	333,900
Equity-based compensation expense	—	—	9,190	—	—	9,190
Shares issued for stock compensation	344	344	(344)	—	—	—
Repurchase of common stock	(1,199)	(1,199)	—	(53,350)	—	(54,549)
Common stock issued for CatchMark merger	11,474	11,474	504,292	—	—	515,766
Pension plans and OPEB obligations, net of tax	—	—	—	—	22,875	22,875
Cash flow hedges, net of tax	—	—	—	—	118,015	118,015
Common dividends, $2.72 per share	—	—	—	(208,133)	—	(208,133)
Other transactions, net	—	—	442	(486)	—	(44)
Balance, December 31, 2022	79,683	$79,683	$2,294,797	$(208,979)	$97,652	$2,263,153
Net income	—	—	—	62,101	—	62,101
Equity-based compensation expense	—	—	9,115	—	—	9,115
Shares issued for stock compensation	238	238	(238)	—	—	—
Repurchase of common stock	(556)	(556)	—	(24,455)	—	(25,011)
Pension plans and OPEB obligations, net of tax	—	—	—	—	9,569	9,569
Cash flow hedges, net of tax	—	—	—	—	(4,189)	(4,189)
Common dividends, $1.80 per share	—	—	—	(143,595)	—	(143,595)
Other transactions, net	—	—	318	(363)	—	(45)
Balance, December 31, 2023	79,365	$79,365	$2,303,992	$(315,291)	$103,032	$2,171,098
Net income	—	—	—	21,876	—	21,876
Equity-based compensation expense	—	—	11,010	—	—	11,010
Shares issued for stock compensation	166	166	(166)	—	—	—
Repurchase of common stock	(847)	(847)	—	(34,170)	—	(35,017)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(9,726)	(9,726)
Cash flow hedges, net of tax	—	—	—	—	20,835	20,835
Common dividends, $1.80 per share	—	—	—	(142,350)	—	(142,350)
Other transactions, net	—	—	340	(396)	—	(56)
Balance, December 31, 2024	78,684	$78,684	$2,315,176	$(470,331)	$114,141	$2,037,670

The accompanying notes are an integral part of these consolidated financial statements.

INDEX FOR NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

PotlatchDeltic Corporation (collectively referred to in this report as the company, us, we or our) is a leading timberland Real Estate Investment Trust (REIT) with operations in nine states. We are engaged in activities associated with timberland management, including the sale of timber, the ownership and management of 2.1 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacture and sale of wood products and the development of real estate. Our timberlands, real estate development projects and all of our Wood Products facilities are located within the continental United States. The primary market for our products is the United States. We converted to a REIT effective January 1, 2006.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are investments that are highly liquid with original maturities of three months or less when purchased. The following provides a reconciliation of cash, cash equivalents, and restricted cash at December 31:

(in thousands)	2024	2023	2022
Cash and cash equivalents	$151,551	$230,118	$343,809
Restricted cash included in other current and long-term assets[1]	174	7,570	1,782
Total cash, cash equivalents, and restricted cash	$151,725	$237,688	$345,591

1.

Amounts included in restricted cash represent proceeds held by a qualified intermediary that were or are intended to be reinvested in timberlands. At December 31, 2024, 2023, and 2022, $0, $2.8 million and $0, respectively, was classified as Other current assets.

The following presents supplemental disclosures to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$10,809	$1,505	$569
Accrued timberlands reforestation and roads	$1,728	$1,667	$1,142
Equity issued as consideration in the CatchMark merger	$—	$—	$508,314
Long-term debt and other liabilities assumed with CatchMark merger	$—	$—	$323,102

CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest, net of amounts capitalized[1]	$18,722	$12,691	$26,254
Income taxes, net	$(5,667)	$18,428	$70,000

1.

Cash paid for interest is net of proceeds from interest rate swaps and interest income. Net cash received for interest income totaled $7.4 million, $13.6 million, and $3.9 million for the years ended December 31, 2024, 2023 ,and 2022, respectively.

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

On September 14, 2022, CatchMark and CatchMark Timber Operating Partnership, L.P. (the Partnership) merged into a wholly-owned subsidiary (Merger Sub) of PotlatchDeltic, pursuant to the terms of a merger agreement dated May 29, 2022, with the Merger Sub surviving the mergers. As a result of the merger, we issued approximately 11.5 million shares of PotlatchDeltic common stock, including (i) 11.3 million shares in exchange for the outstanding shares of CatchMark common stock, which included unvested CatchMark share-based awards that fully vested upon closing of the merger and (ii) 0.2 million shares in exchange for the Partnership OP Units. We accounted for the transaction as an asset acquisition as substantially all the value of the acquisition was concentrated in the acquired timber and timberlands. We allocated the cost of the acquisition to the net assets acquired based on their relative estimated fair value on the acquisition date with the assistance of a third-party specialist. This resulted in an allocation of $782.3 million to timber and timberlands, $3.0 million to intangible assets, $32.0 million to other assets and $23.6 million for cash acquired in the merger. Additionally, we assumed $323.1 million of liabilities, including $300.0 million of outstanding long-term debt. We capitalized transaction costs of $9.3 million for items such as investment banking fees, legal services, and other professional fees directly attributable to the merger. During the years ended December 31, 2024, 2023, and 2022, we incurred non-capitalizable merger costs in connection with the CatchMark merger of approximately $0, $2.5 million, and $27.3 million, respectively. These costs are included in CatchMark merger-related expenses in our Consolidated Statements of Operations.

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

Sales outside of the United States are inconsequential and no single customer represented more than 10% of our consolidated revenues during 2024, 2023 or 2022. See Note 2: Segment Information for information on our revenues by major products.

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

Contract Estimates

There are no significant contract estimates as substantially all of our performance obligations are satisfied as of a point in time. The transaction price for log sales includes amounts billed for logging and hauling and generally equals the amount billed to our customer for logs delivered during the accounting period. For the limited number of log sales subject to a long-term supply agreement, the transaction price is variable but is known at the time of billing. For wood products sales, the transaction price is typically the amount billed to the customer for the products shipped but may be reduced slightly for estimated cash discounts and rebates. In general, a customer receivable is recorded as we deliver wood products, logs and residuals. We generally receive payment shortly after products have been received by our customers. For real estate sales, we typically receive the entire consideration in cash at closing. At December 31, 2024 and 2023, the allowance for credit losses associated with our customer receivables was insignificant.

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

RECOVERY OF LONG-LIVED ASSETS

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their estimated remaining useful life. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. There were no events or changes in circumstances that indicated the carrying amounts of our other long-lived held and used assets were not recoverable during the years ended December 31, 2024, 2023 or 2022.

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

The estimated volume of current standing merchantable timber, which is a component of calculating our depletion rates, is updated at least annually to reflect increases due to the reclassification of pre-production timber to merchantable timber when it meets defined diameter specifications, the annual growth of merchantable timber and the acquisition of additional merchantable timber, decreases due to timber harvests and land sales and changes resulting from other factors, such as disease or casualty losses. Timber volumes are estimated from cruises of the timber tracts, which are completed on our timberlands on approximately a five-to-ten year cycle.

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

INTANGIBLE ASSETS

We have both indefinite-lived and long-lived intangible assets. Long-lived intangible assets include customer relationships and certain trade names we estimate have a finite life and are being amortized between 3 and 20 years depending on the type of intangible asset, and are evaluated for impairment under our Recovery of Long-Lived Assets policy described above. There were no new intangible assets recorded during the year ended December 31, 2024. During the year ended December 31, 2022, we recorded a $3.0 million intangible asset for customer relationships acquired in the CatchMark merger. At both December 31, 2024 and 2023, the gross carrying amount of our long-lived intangible assets was $11.4 million, and accumulated amortization was $7.7 million and $6.0 million, respectively. Amortization expense for the customer relationships and trade names totaled $1.8 million in both 2024 and 2023, and $1.1 million in 2022.

Estimated annual amortization expense for each of the next five years is as follows:

(in thousands)	2025	2026	2027	2028	2029
Estimated amortization expense[1]	$1,488	$780	$780	$159	$50

1.	These amounts could vary if acquisitions of additional intangible assets occur in the future.

Our indefinite-lived intangible assets consist of trade names and were $10.2 million at December 31, 2024 and 2023 and are not amortized. Rather, they are tested for potential impairments annually as of October 1, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the assets. We did not impair any intangible assets during the years ended December 31, 2024, 2023 or 2022.

COMPANY OWNED LIFE INSURANCE

We are the beneficiary of insurance policies on the lives of certain past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our Consolidated Balance Sheets. Company owned life insurance expense and interest income are included in selling, general and administrative expenses and interest expense, net, respectively, in the Consolidated Statements of Operations. The net effect of these amounts on income was not significant for the years ended December 31, 2024, 2023 and 2022. Cash receipts and disbursements are recorded as investing activities within Other, net in the Consolidated Statements of Cash Flows.

DERIVATIVE INSTRUMENTS

We use, from time to time, certain derivative instruments to mitigate exposure to volatility in interest rates and effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense and cash flows. All derivatives, whether designated as a hedging relationship or not, are recorded in the Consolidated Balance Sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument as a fair value hedge or cash flow hedge based on the exposure being hedged. At December 31, 2024 and 2023, we did not hold any derivatives designated or qualifying as fair value hedges.

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

Additionally, investments in common and collective trust funds are generally valued based on their respective net asset value (or its equivalent) as a practical expedient to estimate fair value due to the absence of a readily determinable fair value. Such investments are not classified within the fair value hierarchy and are separately disclosed.

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

The identified sediment remediation project (the Project) at Thomson Reservoir is downstream from the Plant. The Plant was identified for potential partnership with the EPA and the MPCA on the Project based on the Plant's historic direct discharges of wastewater and leachate from the Plant's landfill into the St. Louis River prior to the re-routing of the discharge in 1979 to a public wastewater facility. After multiple discussions with the MPCA and completion of our extensive due diligence on this matter, we informed the MPCA in January 2023 that we were interested in voluntarily participating in the Project, subject to an equitable division with the MPCA for our share of the costs and accrued $5.6 million at December 31, 2022 for our estimated contribution to the Project. We executed a Project agreement with the EPA and the MPCA in October 2023 and estimated our share of the total Project costs between $5.6 million and $6.7 million.

In accordance with the Project agreement, we made a $3.4 million payment in November 2023, for our initial share of the Project costs. No payments were made during the year ended December 31, 2024 or 2022. At December 31, 2024 and 2023, approximately $2.2 million was accrued for our estimated remaining contribution to the Project, all of which is included in accounts payable and accrued liabilities in our Consolidated Balance Sheets. While it is reasonably possible that costs may change as the Project develops and work contracts are executed, we are unable to estimate at this time the amount of change, if any, which may be required for our share of this matter in the future.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expense categories that are regularly reported to the chief operating decision maker and included in each reported measure of a segment’s profit or loss and increased interim disclosure requirements, among others. The adoption of this ASU on January 1, 2024, including the required retrospective application for all periods presented in the financial statements, is reflected in our annual financial statements for the year ended December 31, 2024, and will be reflected in our interim financial statements beginning in 2025. All required disclosures under the standard will be provided within this Annual Report on Form 10-K as well as within Quarterly Reports on Form 10-Q for each subsequent interim reporting period. However, there was no impact to the consolidated financial statements upon adoption. Refer to Note 2: Segment Information for our expanded segment disclosures.

Recent Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation including disaggregation by jurisdiction of income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. Management is evaluating this ASU and does not expect it will have an impact on the company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity’s expenses by requiring disaggregated quantitative disclosure, in the notes to the financial statements, of prescribed expense categories included within relevant income statement expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. Management is evaluating this ASU and does not expect it will have an impact on the company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

RECLASSIFICATIONS

Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported net income, net income per share, comprehensive income, cash flows, total assets, total liabilities, or shareholders' equity as previously reported.

NOTE 2. SEGMENT INFORMATION

Our operations are organized into three reportable segments: Timberlands, Wood Products and Real Estate, all of which are strategic business units that offer different products and services. The segments are managed separately because each business provides different products and utilizes different marketing strategies. Management activities in the Timberlands segment include planting and harvesting trees and building and maintaining roads. The Timberlands segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, mineral rights contracts, oil and gas royalties and carbon sequestration. The Wood Products segment manufactures and sells lumber and plywood. The Real Estate segment includes the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives, a master planned community development and a country club.

Our Timberlands segment supplies our Wood Products segment with a portion of its wood fiber needs. These intersegment revenues are based on prevailing market prices as if the sales were to third parties, and typically represent a sizable portion of the Timberlands segment's total revenues. Our other segments generally do not generate intersegment revenues. These intercompany transactions are eliminated in consolidation. The reportable segments follow the same accounting policies used for our Consolidated Financial Statements with the exception of the valuation of inventories, which are reported using the average cost method for purposes of reporting segment results.

The following table represents our revenues by major product:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Timberlands
Northern region
Sawlogs	$159,001	$174,498	$286,970
Pulpwood	831	1,247	2,038
Other	1,451	1,445	1,131
Total Northern revenues	161,283	177,190	290,139

Southern region
Sawlogs	127,630	121,940	106,582
Pulpwood	65,462	68,104	60,363
Stumpage	20,538	27,206	13,903
Other	17,256	16,637	14,603
Total Southern revenues	230,886	233,887	195,451

Total Timberlands revenues	392,169	411,077	485,590

Wood Products
Lumber	470,937	498,308	744,139
Residuals and Panels	130,987	137,364	168,473
Total Wood Products revenues	601,924	635,672	912,612

Real Estate
Rural real estate	132,090	54,542	48,039
Development real estate	25,854	20,582	33,561
Other	12,685	12,864	9,891
Total Real Estate revenues	170,629	87,988	91,491

Total segment revenues	1,164,722	1,134,737	1,489,693
Intersegment Timberlands revenues[1]	(102,646)	(110,656)	(158,913)
Other intersegment revenues	—	(6)	—
Total consolidated revenues	$1,062,076	$1,024,075	$1,330,780

1.
Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

The company's chief operating decision maker (CODM) is the chief executive officer. The CODM uses segment information to, including but not limited to, assess performance, allocate capital and personnel, budget and forecast, and determine compensation of certain employees. The CODM uses Adjusted EBITDDA to evaluate the operating performance and effectiveness of operating strategies of our segments and allocation of resources to them.

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

The following tables summarize information for each of the company’s reportable segments including a reconciliation of Segment operating income (loss) as the closest measurement to GAAP for the reportable segments, Segment Adjusted EBITDDA and Total Adjusted EBITDDA to consolidated income before income taxes. Corporate information is included to reconcile segment data to the Consolidated Financial Statements.

	Year Ended December 31, 2024
(in thousands)	Timberlands	Wood Products	Real Estate	Total
Revenues from external customers	$289,523	$601,924	$170,629	$1,062,076
Intersegment Timberlands revenues[1]	102,646	—	—	102,646
	392,169	601,924	170,629	1,164,722

Cost of goods sold[2]
Fiber costs[2]	—	289,456	—	289,456
Freight, logging and hauling[2]	206,727	75,978	—	282,705
Manufacturing costs[2,3]	—	232,910	—	232,910
Inventory change[2]	—	(3,189)	—	(3,189)
Depreciation, depletion and amortization[2]	66,445	42,155	462	109,062
Basis in real estate sold[2]	—	—	86,878	86,878
Other[4]	36,628	913	16,033	53,574
	309,800	638,223	103,373	1,051,396
Segment selling, general and administrative expenses[5]	11,395	14,489	7,654	33,538
Segment operating income (loss)	70,974	(50,788)	59,602	79,788

Depreciation, depletion and amortization[6]	67,755	42,585	549	110,889
Basis in real estate sold	—	—	86,878	86,878
Net gain (loss) on disposal of assets	—	549	(8)	541
Segment Adjusted EBITDDA	$138,729	$(7,654)	$147,021	$278,096
Corporate Adjusted EBITDDA[7]				(49,065)
Eliminations and adjustments[8]				3,069
Total Adjusted EBITDDA				232,100
Interest expense, net				(28,923)
Depreciation, depletion and amortization[9]				(111,497)
Basis in real estate sold				(86,870)
Non-operating pension and other postretirement employee benefits				803
Loss on disposal of assets				(541)
Other				3,115
Income before income taxes				$8,187

The footnotes below the table for the year ended December 31, 2022 are also applicable to the above table.

	Year Ended December 31, 2023
(in thousands)	Timberlands	Wood Products	Real Estate	Total
Revenues from external customers	$300,421	$635,672	$87,982	$1,024,075
Intersegment Timberlands revenues[1]	110,656	—	—	110,656
Other intersegment revenues	—	—	6	6
	411,077	635,672	87,988	1,134,737

Cost of goods sold[2]
Fiber costs[2]	—	299,511	—	299,511
Freight, logging and hauling[2]	213,054	78,520	—	291,574
Manufacturing costs[2,3]	—	220,645	—	220,645
Inventory change[2]	—	2,992	—	2,992
Depreciation, depletion and amortization[2]	73,346	43,071	440	116,857
Basis in real estate sold[2]	—	—	31,431	31,431
Other[4]	38,267	909	14,147	53,323
	324,667	645,648	46,018	1,016,333
Segment selling, general and administrative expenses[5]	10,104	13,574	6,162	29,840
Segment operating income (loss)	76,306	(23,550)	35,808	88,564

Depreciation, depletion and amortization[6]	75,009	43,506	526	119,041
Basis in real estate sold	—	—	31,431	31,431
Net gain on disposal of assets	6	531	10	547
Segment Adjusted EBITDDA	$151,321	$20,487	$67,775	$239,583
Corporate Adjusted EBITDDA[7]				(45,406)
Eliminations and adjustments[8]				6,057
Total Adjusted EBITDDA				200,234
Interest expense, net				(24,218)
Depreciation, depletion and amortization[9]				(119,518)
Basis in real estate sold				(31,392)
CatchMark merger-related expenses				(2,453)
Gain on fire damage				39,436
Non-operating pension and other postretirement employee benefits				(914)
Loss on disposal of assets				(557)
Other				1,267
Income before income taxes				$61,885

The footnotes below the table for the year ended December 31, 2022 are also applicable to the above table.

	Year Ended December 31, 2022
(in thousands)	Timberlands	Wood Products	Real Estate	Total
Revenues from external customers	$326,677	$912,612	$91,491	$1,330,780
Intersegment revenues[1]	158,913	—	—	158,913
	485,590	912,612	91,491	1,489,693

Cost of goods sold[2]
Fiber costs[2]	—	322,487	—	322,487
Freight, logging and hauling[2]	193,095	75,554	—	268,649
Manufacturing costs[2,3]	—	214,338	—	214,338
Inventory change[2]	—	(3,606)	—	(3,606)
Depreciation, depletion and amortization[2]	58,367	35,518	609	94,494
Basis in real estate sold[2]	—	—	29,932	29,932
Other[4]	35,421	404	13,500	49,325
	286,883	644,695	44,041	975,619
Segment selling, general and administrative expenses[5]	8,869	12,963	4,819	26,651
Segment operating income	189,838	254,954	42,631	487,423

Depreciation, depletion and amortization[6]	59,532	35,953	695	96,180
Basis in real estate sold	—	—	29,932	29,932
Net gain on disposal of assets	3	—	—	3
Segment Adjusted EBITDDA	$249,373	$290,907	$73,258	$613,538
Corporate Adjusted EBITDDA[7]				(49,314)
Eliminations and adjustments[8]				9,931
Total Adjusted EBITDDA				574,155
Interest expense, net				(27,400)
Depreciation, depletion and amortization[9]				(96,700)
Basis in real estate sold				(29,921)
Pension settlement charge				(14,165)
CatchMark merger-related expenses				(27,325)
Gain on fire damage				34,505
Environmental charge				(5,550)
Non-operating pension and other postretirement employee benefits				(8,138)
Loss on disposal of assets				(82)
Other				(67)
Income before income taxes				$399,312

1.
Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.
2.
Significant expenses categories align with the segment-level information that is regularly provided to the CODM.

Intersegment expenses are included with the amounts shown.

3.
Manufacturing costs include, but are not limited to, wages, benefits, repairs, maintenance, supplies, heat/power, electricity and other utilities, depreciation and amortization, and membership dues.

4.
Includes, but is not limited to, the following:

Timberlands - forest management, roads, employee wages and benefits and property taxes.

Wood Products - pension and other post-retirement benefit plan service costs for active plan participants.

Real Estate - land sale commissions, land sale closing costs, property taxes, and costs from the company-owned country club.

5.
Segment selling, general and administrative expenses includes depreciation and amortization.
6.
Includes depreciation and amortization classified as selling, general and administrative expenses.
7.
Corporate Adjusted EBITDDA includes costs specifically not allocated to the segments including, but not limited to, certain corporate department direct expenses and employee wages and benefits. Corporate Adjusted EBITDDA is regularly provided to the CODM.

8.
Includes elimination of intersegment profit in ending Wood Products inventory for logs purchased from our Timberlands segment and LIFO adjustments.
9.
Excludes amortization of bond discounts and deferred loan fees which are reported within interest expense, net on the Consolidated

Statements of Operations.

The following table summarizes additional reportable segment financial information:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Depreciation, depletion and amortization:
Timberlands	$67,755	$75,009	$59,532
Wood Products	42,585	43,506	35,953
Real Estate	549	526	695
Corporate	608	477	520
	111,497	119,518	96,700
Bond discount and deferred loan fees[1]	1,601	1,636	1,534
Total depreciation, depletion and amortization	$113,098	$121,154	$98,234
Basis of real estate sold:
Real Estate	$86,878	$31,431	$29,932
Elimination and adjustments	(8)	(39)	(11)
Total basis of real estate sold	$86,870	$31,392	$29,921
Assets:
Timberlands[2]	$2,396,642	$2,476,147	$2,545,608
Wood Products	537,665	498,782	441,196
Real Estate[3]	67,527	74,242	71,949
	3,001,834	3,049,171	3,058,753
Corporate	303,609	382,085	491,802
Total consolidated assets	$3,305,443	$3,431,256	$3,550,555
Capital Expenditures:[4]
Timberlands	$24,795	$23,922	$17,752
Wood Products	61,054	94,688	55,913
Real Estate[5]	9,546	12,187	8,757
	95,395	130,797	82,422
Corporate	1,348	486	374
Total capital expenditures	$96,743	$131,283	$82,796

1.
Included within interest expense, net in the Consolidated Statements of Operations.
2.
We do not report rural real estate separately from Timberlands as we do not report these assets separately to management.
3.
Real Estate assets primarily consist of the master planned community development and a country club.
4.
Does not include the acquisition of timber and timberlands, all of which were acquired by our Timberlands segment.
5.
Real Estate capital expenditures include development expenditures of $8.1 million, $11.5 million, and $8.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share for the year ended December 31:

(in thousands)	2024	2023	2022
Basic weighted-average shares outstanding	79,236	79,985	72,740
Incremental shares due to:
Performance shares	40	134	149
Restricted stock units	63	48	33
Diluted weighted-average shares outstanding	79,339	80,167	72,922

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

At December 31, 2024, 2023, and 2022, there were approximately 109,900, 17,900, and 119,000 stock-based awards, respectively, which were excluded from the calculation of earnings per share because they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

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

Shares under the 2022 Repurchase Program may be repurchased in open market transactions, through privately negotiated transactions, and as in all reported years, pursuant to a trading plan adopted from time to time in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934 (Trading Plan). The timing, manner, price and amount of repurchases will be determined according to the terms of a Trading Plan, and, subject to the terms of a Trading Plan, the 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason. During the years ended December 31, 2024, 2023, and 2022, we repurchased 846,845, 556,115, and 1,096,283 shares of our common stock, respectively, for $35.0 million, $25.0 million, and $50.0 million, respectively, under the 2022 Repurchase Program. At December 31, 2024, we had remaining authorization of $90.0 million for future stock repurchases under the 2022 Repurchase Program. Transaction costs are not counted against authorized funds.

We record share purchases upon trade date, as opposed to the settlement date. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit. There were no unsettled repurchases at December 31, 2024 and 2023.

DIVIDENDS

Generally, a REIT must distribute its taxable income each year and may retain only 20% of its value in its TRS, including cash. We paid a special cash dividend of $0.95 per share, or $75.7 million in aggregate, on December 30, 2022 as a result of strong financial results in the first half of 2022. No special cash dividends were paid during the year ended December 31, 2024 or 2023.

On February 7, 2025, the board of directors approved a quarterly cash dividend of $0.45 per share payable on March 31, 2025, to stockholders of record as of March 7, 2025.

NOTE 4. INVENTORIES

Inventories consist of the following at December 31:

(in thousands)	2024	2023
Logs	$31,786	$39,011
Lumber, plywood and veneer	37,689	34,621
Materials and supplies	29,284	23,713
	98,759	97,345
Less: LIFO reserve	(15,833)	(18,680)
Total inventories	$82,926	$78,665

Logs, lumber, plywood and veneer inventories valued on the LIFO basis represented approximately 64% and 69% of total inventory at December 31, 2024 and 2023, respectively. If the LIFO inventory method had not been used, inventory balances would be higher by $15.8 million and $18.7 million at December 31, 2024 and 2023, respectively.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at December 31:

(in thousands)	Range of useful lives	2024	2023
Land		$7,220	$7,171
Buildings and improvements	10-40 years	159,134	141,373
Machinery and equipment	2-25 years	529,277	435,540
Construction in progress		15,072	97,830
		710,703	681,914
Less: accumulated depreciation		(301,790)	(309,082)
Total property, plant and equipment, net		$408,913	$372,832

Depreciation expense for property and equipment, including assets under finance leases, was $43.5 million, $44.6 million and $37.6 million in 2024, 2023, and 2022, respectively. In 2022, we began a project to expand and modernize our Waldo, Arkansas sawmill. The construction phase of the expansion and modernization project was completed during the third quarter of 2024. We capitalized $131.0 million on the project, of which $44.6 million,

$74.2 million, and $12.2 million was capitalized in 2024, 2023, and 2022, respectively. Additionally, we accelerated the useful life of certain property, plant and equipment identified to be replaced as part of the sawmill expansion resulting in $8.2 million, $11.9 million, and $7.0 million of additional depreciation expense during the years ended December 31, 2024, 2023, and 2022, respectively.

OLA, ARKANSAS SAWMILL FIRE

On June 13, 2021, a fire occurred at our Ola, Arkansas sawmill. There were no injuries or environmental issues from the fire. The damage was principally limited to the large log primary breakdown area of the mill. The new equipment has been installed and the large log line restarted in September 2022. We had adequate property damage and business interruption insurance, subject to a $2.0 million deductible. Insurance recoveries are recorded when deemed probable and reasonably estimable. In September 2023, we finalized our claim with the insurance carriers resulting in $89.4 million of total insurance recoveries, net of a $2.0 million deductible, for both the property damage and business interruption claims. During the year ended December 31, 2024, 2023, and 2022, we received $1.7 million, $36.4 million, and $26.2 million, respectively, for business interruption recoveries and $0, $1.4 million, and $8.8 million, respectively, for property damage recoveries for the Ola, Arkansas sawmill in the Consolidated Statements of Cash Flows.

During the years ended December 31, 2024, 2023, and 2022, we recorded $0, $39.4, million, and $34.1 million, respectively, as gain on fire damage at the Ola, Arkansas sawmill in the Consolidated Statements of Operations. The gain on fire damage was net of disposal costs and fixed asset write-offs at the Ola, Arkansas sawmill of $0 during the year ended December 31, 2024 and 2023 and $0.9 million during the year ended December 31, 2022.

NOTE 6. TIMBER AND TIMBERLANDS

Timber and Timberlands consist of the following at December 31:

(in thousands)	2024	2023
Timber and timberlands	$2,263,991	$2,347,300
Logging roads	93,160	93,098
Total timber and timberlands, net	$2,357,151	$2,440,398

Depletion from company-owned lands was $62.2 million, $69.0 million, and $54.0 million in 2024, 2023, and 2022, respectively. Amortization of road costs, such as bridges, culverts and gravel surfacing, totaled $3.5 million, $3.6 million and $3.5 million in 2024, 2023, and 2022, respectively.

In January 2024, we acquired approximately 16,000 acres of timberlands in Arkansas for approximately $31.4 million. We funded the acquisition with cash on hand. Additionally, on June 17, 2024, we completed the sale of 34,100 acres of four-year average age Southern timberlands to Forest Investment Associates for $56.7 million.

Future payments due under timber cutting contracts at December 31, 2024 were $14.9 million.

NOTE 7. OTHER ASSETS

Other Current Assets consist of the following at December 31:

(in thousands)	2024	2023
Real estate held for sale	$24,847	$21,490
Prepaid expenses	8,598	7,447
Income taxes receivables	2,832	7,575
Other	5,018	9,746
Total other current assets	$41,295	$46,258

Other Long-Term Assets consist of the following at December 31:

(in thousands)	2024	2023
Interest rate swaps	$138,354	$129,125
Operating leases	10,167	10,169
Mineral rights	4,848	5,352
Investment in company owned life insurance (COLI), net	6,026	5,220
Other	16,184	19,266
Total other long-term assets	$175,579	$169,132

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities consist of the following at December 31:

(in thousands)	2024	2023
Accrued payroll and benefits	$25,249	$24,473
Accounts payable	16,991	12,521
Deferred revenue	12,234	10,455
Accrued interest	6,826	8,344
Accrued taxes	5,212	5,712
Other current liabilities	29,116	20,878
Total accounts payable and accrued liabilities	$95,628	$82,383

NOTE 9. DEBT

Long-term Debt consists of the following at December 31:

(in thousands)	2024	2023
Variable-rate term loans[1]	$937,000	$761,000
Fixed-rate term loans[2]	100,000	210,000
Revenue bonds[3]	—	65,735
Long-term principal	1,037,000	1,036,735
Debt issuance costs	(1,917)	(1,926)
Unamortized discounts	(431)	(1,081)
Total long-term debt	1,034,652	1,033,728
Less: current portion of long-term debt	(99,552)	(175,615)
Long-term debt	$935,100	$858,113

1.

Variable-rate term loans are at rates of one-month SOFR plus a spread between 1.61% and 2.30%, or daily simple SOFR plus a spread between 2.20% and 2.30%. The variable-rate term loans mature between 2026 and 2034. As of December 31, 2024, the one-month SOFR rate was 4.55% and the daily simple SOFR rate was 4.64%. We have entered into interest rate swaps to fix the interest rate on these variable-rate term loans. See Note 10: Derivative Instruments for additional information.

2.

At December 31, 2024, we have one fixed-rate term loan at a rate of 4.05% which matures in August 2025. See discussion below regarding a $110.0 million fixed rate term loan that was refinanced upon maturity on November 1, 2024.

3.	The revenue bonds had a fixed rate of 2.75% and were repaid upon maturity in October 2024.

TERM LOANS

At December 31, 2024, approximately $1.0 billion was outstanding under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement) with our primary lender.

On November 1, 2024, we entered into a tenth amendment to the Amended Term Loan Agreement, which provided for a new 8-year term loan of $38.0 million maturing on November 1, 2032, a new 9-year term loan of $38.0 million maturing on November 1, 2033, and a new 10-year term loan of $100.0 million maturing on November 1, 2034 (collectively, the New Term Loans). The proceeds of the New Term Loans were used to refinance a $110.0 million term loan under the Amended Term Loan agreement that matured on November 1, 2024, and to replenish cash used to repay a $65.7 million revenue bond that matured in October 2024.

The New Term Loans bear interest at a rate equal to daily simple SOFR plus an applicable margin ranging between 2.20% and 2.30% per annum depending on their respective maturity date. The New Term Loans provide for a cost-of-capital reset at year five whereby the applicable margin may be reset at the sole discretion of the lender. In connection with the New Term Loans, we terminated $125.0 million of our forward-starting interest rate swaps and transferred the value realized from their termination into three new daily simple SOFR-indexed interest rate swaps to fix the interest rates associated with the New Term Loans between 4.02% and 4.28%, before patronage credits from lenders, depending on the maturity date of the associated term loan.

In December 2023, through a ninth amendment to the Amended Term Loan Agreement, we refinanced an existing term loan of $40.0 million that matured with a new term loan that matures in December 2033. The new term loan carries a variable interest rate of one-month SOFR plus 2.30%. In conjunction with the new term loan, we terminated a $50.0 million forward-starting interest rate swap and transferred the value realized from its termination into a new $40.0 million interest rate swap to fix the rate at 3.35% before patronage credits from lenders.

See Note 10: Derivative Instruments for additional information on our derivative instruments.

DEBT ISSUANCE COSTS AND UNAMORTIZED DISCOUNTS

Debt issuance costs represent the capitalized direct costs incurred related to the issuance of debt. These costs are amortized to interest expense over the terms of the respective borrowings.

Unamortized discounts include a $4.9 million fair value adjustment to a $100.0 million term loan assumed in the Deltic merger. The unamortized balance of the fair value adjustment at December 31, 2024 was $0.4 million and will be amortized through the term loan’s maturity in 2025.

DEBT MATURITIES

Scheduled principal payments due on long-term debt at December 31, 2024 are as follows:

(in thousands)
2025	$100,000
2026	27,500
2027	138,750
2028	100,000
2029	190,000
Thereafter	480,750
Total	$1,037,000

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

Pricing on the Amended Credit Agreement is set according to the type of borrowing. SOFR borrowings under the Amended Credit Agreement are issued at a rate equal to the Adjusted Daily Simple SOFR rate (as defined in the Amended Credit Agreement) plus an applicable rate. Base Rate borrowings are issued at a rate equal to a Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus one half of one percent, (b) the Adjusted Term SOFR for a one-month tenor in effect on such day, plus 1%, and (c) the rate of interest in effect for such day as publicly announced from time to time by KeyBank as its "prime rate." The interest rates we pay for borrowings under either type of loan include an additional Applicable Rate, which can range from 0.85% to 1.10% for SOFR loans and actual rate for Base Rate loans can range from 0% to 0.10% depending on our credit rating. Additionally, the Amended Credit Agreement provides mechanics relating to the transition from the use of SOFR to a replacement benchmark rate upon the occurrence of certain transition events or elections made by the parties. As of December 31, 2024, we were able to borrow under the revolving line of credit with an additional Applicable Rate of 1.025% for SOFR loans and 0.025% for Base Rate loans. We also pay an annual facility fee of 0.175% on the $300.0 million on our revolving line of credit. At December 31, 2024, there were no borrowings under the revolving line of credit and approximately $0.6 million of the revolving line of credit was utilized by outstanding letters of credit.

FINANCIAL COVENANTS

The Amended Term Loan Agreement and the Amended Credit Agreement (collectively referred to as the Agreements) contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The Agreements also contain financial maintenance covenants including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. We are permitted to pay dividends to our stockholders under the terms of the Agreements so long as we expect to remain in compliance with the financial maintenance covenants. We were in compliance with all debt and credit agreement covenants at December 31, 2024.

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

At December 31, 2024, we had interest rate swaps associated with $761.0 million of SOFR-indexed term loan debt whereby the cash flow hedges convert variable rates ranging from one-month SOFR plus a spread between 1.61% to 2.30%, to fixed rates ranging from 2.14% to 4.83% before patronage credits from lenders. Additionally, at December 31, 2024, we had $176.0 million of interest rate swaps associated with SOFR-indexed term loan debt whereby the cash flow hedges convert variable rates ranging from daily simple SOFR-indexed plus a spread of 2.20% to 2.30%, to fixed rates ranging from 4.02% to 4.28% before patronage credits from lenders. At December 31, 2024, we have a $75.0 million forward-starting interest rate swap designated as a cash flow hedge for expected future debt refinancing that requires settlement on the stated maturity date. See Note 9: Debt for additional information.

The gross fair values of our cash flow derivative instruments at December 31, 2024 and 2023 were $138.4 million and $129.1 million, respectively, all of which were classified in Other assets, non-current on our Consolidated Balance Sheets. Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on our Consolidated Statements of Operations:

		Year Ended December 31,
(in thousands)	Location	2024	2023	2022
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
Income recognized in other comprehensive income, net of tax		$42,685	$14,716	$116,890
Amounts reclassified from accumulated other comprehensive income to income, net of tax[1]	Interest expense, Net	$(21,850)	$(18,905)	$1,125

Interest expense, net		$28,923	$24,218	$27,400

1.

Realized gains and losses on interest rate contracts consist of realized net cash received or paid and interest accruals on the interest rate swaps during the periods in addition to amortization of amounts out of other comprehensive income related to certain terminated hedges and adjustments to interest expense resulting from amortization of inception value of certain off-market designated hedges. For the years ended December 31, 2024, 2023, and 2022, we amortized approximately $10.8 million, $10.3 million, and $3.1 million, respectively, of the off-market designated hedges which is included within operating activities in the Consolidated Statements of Cash Flows. Net cash received or paid is included within Interest expense, net in the Consolidated Statements of Operations.

At December 31, 2024, the amount of net gains expected to be reclassified into earnings in the next 12 months is approximately $16.3 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the SOFR rate at the time of net swap cash payments.

NOTE 11. FAIR VALUE MEASUREMENTS

Carrying amounts and estimated fair values of our financial instruments as of December 31 are as follows:

	2024		2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$138,354	$138,354	$129,125	$129,125

Long-term debt, including current portion (Level 2):
Term loans	$(1,036,569)	$(1,035,608)	$(969,919)	$(965,718)
Revenue bonds	—	—	(65,735)	(64,786)
Total long-term debt[1]	$(1,036,569)	$(1,035,608)	$(1,035,654)	$(1,030,504)

Company owned life insurance (Level 3)	$6,026	$6,026	$5,220	$5,220

1.	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 12. EQUITY-BASED COMPENSATION PLANS

We issue new shares of common stock to settle performance stock awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units. At December 31, 2024, approximately 1.5 million shares were available for future use under our long-term incentive plans.

The following table details our compensation expense and the related income tax benefit for company specific equity awards for the year ended December 31:

(in thousands)	2024	2023	2022
Employee equity-based compensation expense:
Performance stock awards	$6,010	$5,101	$5,887
Restricted stock units	4,802	3,818	3,107
Deferred compensation stock equivalent units expense	198	196	196
Total equity-based compensation expense	$11,010	$9,115	$9,190

Total tax benefit recognized for share-based payment awards	$656	$549	$457

Additionally, during the year ended December 31, 2022, we recognized $9.3 million in stock-based compensation expense for the accelerated vesting of CatchMark equity awards related to the CatchMark merger which is included in CatchMark merger-related expenses on the Consolidated Statements of Operations. See Note 1: Summary of Significant Accounting Policies for additional information.

PERFORMANCE STOCK AWARDS

During 2024, 2023 and 2022, officers and certain other employees of the company were granted performance share awards (PSAs). PSAs granted under the stock incentive plans have a three-year performance period and shares are issued at the end of the period to the extent that performance measures are met. Performance share awards are earned based on the company's total shareholder return (TSR) over a three-year performance period relative to the median TSR of performance peer group (weighted 50%) and the company's TSR percentile ranking relative to all companies within the NAREIT All Equity REITs Index (of which we are a member) (weighted 50%) over such performance period. TSR is calculated based on stock price appreciation plus cash and share distributions. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under our stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the three-year performance measurement period, the recipients will receive dividend equivalents in the form of additional shares at the time of payment equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. Therefore, the shares are not considered participating securities.

Since the awards contain a market condition, the effect of the market condition is reflected in the grant-date fair value, which is estimated using a Monte Carlo simulation. This method is used to estimate the stock prices of PotlatchDeltic and the selected peer companies at the end of the three-year performance period. The Monte Carlo simulation uses inputs such as stock prices and expected volatility of PotlatchDeltic and the peer groups of companies as of the award date. Multiple simulations are generated, resulting in share prices and total shareholder return values for PotlatchDeltic and the peer groups of companies. For each simulation, the total shareholder return of PotlatchDeltic is ranked against that of the peer groups of companies. The future value of the performance share unit is calculated based on a multiplier for the median outperformance and percentile ranking and then discounted to present value. The discount rate is the risk-free rate as of the award date for a term consistent with the performance period. Awards are also credited with dividend equivalents at the end of the performance period, and as a result, award values are not adjusted for dividends.

The following table presents the key inputs used in calculating the fair value of the PSAs and the resulting fair values:

	Year Ended December 31,
	2024	2023	2022
Stock price as of valuation date	$44.67	$47.55	$55.02
Risk-free rate	4.20%	4.14%	1.79%
Expected volatility	27.71%	36.24%	45.69%
Expected dividend yield[1]	—	—	—
Expected term (years)	3.00	3.00	3.00
Fair value of a performance share	$52.92	$61.21	$76.18

1.	Full dividend reinvestment assumed.

The following table summarizes outstanding PSAs as of December 31 and the changes during each year:

	2024		2023		2022
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1	179,606	$68.15	174,900	$73.14	202,447	$55.16
Granted	130,536	$52.92	106,342	$61.21	92,490	$76.18
Vested	(81,421)	$76.15	(73,459)	$69.72	(119,066)	$45.04
Forfeited	(10,850)	$60.23	(28,177)	$68.81	(971)	$60.42
Nonvested shares outstanding at December 31	217,871	$56.42	179,606	$68.15	174,900	$73.14
Total grant date fair value of PSA awards vested during the year	$6,200		$5,122		$5,363
Total fair value of PSA awards vested during the year	$2,514		$3,694		$6,735

As of December 31, 2024, there was $6.5 million of unrecognized compensation cost related to nonvested PSAs, which is expected to be recognized over a weighted-average period of 1.6 years.

RESTRICTED STOCK UNITS

During 2024, 2023 and 2022, directors, officers, and certain other employees of the company were granted RSU awards that will vest from one to three years. RSU awards are credited with dividend equivalents for any dividends paid on the company's common stock during the vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. Therefore, the shares are not considered participating securities.

The following table summarizes outstanding RSU awards as of December 31 and the changes during each year:

	2024		2023		2022
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1	180,368	$48.94	110,123	$52.94	132,899	$47.19
Granted	138,126	$44.03	127,579	$47.01	59,549	$53.61
Vested	(74,150)	$50.36	(44,607)	$52.79	(81,002)	$43.92
Forfeited	(8,608)	$46.69	(12,727)	$50.76	(1,323)	$58.48
Nonvested shares outstanding at December 31	235,736	$45.75	180,368	$48.94	110,123	$52.94
Total grant date fair value of RSU awards vested during the year	$3,734		$2,355		$3,557
Total fair value of RSU awards vested during the year	$3,066		$2,150		$3,634

As of December 31, 2024, there was $5.5 million of total unrecognized compensation cost related to nonvested RSU awards, which is expected to be recognized over a weighted-average period of 1.4 years.

DEFERRED COMPENSATION STOCK EQUIVALENT UNITS

A long-term incentive award was granted annually to our directors through December 2017. The awards are payable on or after a director's separation from service (subject to the terms of the director's deferral election). Directors may also elect to defer their annual cash retainers and awards of RSUs, payable in the form of stock. Additionally, issuance of RSUs awarded to certain officers and employees may also be deferred at the election of the officers or employees, as applicable. All stock unit equivalent accounts are credited with dividend equivalents. At December 31, 2024, vested deferred shares that will be distributed in the future to directors or officers and employees as common stock were 229,439 and 4,290, respectively.

NOTE 13. LEASES

See Note 1: Summary of Significant Accounting Policies for details on our lease accounting policies.

BALANCE SHEET CLASSIFICATION

The following tables provide supplemental balance sheet information related to our leases as of December 31:

(in thousands)	Classification	2024	2023
Assets
Operating lease assets	Other long-term assets	$10,167	$10,169
Finance lease assets[1]	Property, plant and equipment, net	12,266	11,281
Total lease assets		$22,433	$21,450

Liabilities
Current
Operating lease liabilities	Accounts payable and accrued liabilities	$3,027	$2,575
Finance lease liabilities	Accounts payable and accrued liabilities	5,257	4,525
Noncurrent
Operating lease liabilities	Other long-term obligations	7,030	7,590
Finance lease liabilities	Other long-term obligations	6,959	6,699
Total lease liabilities		$22,273	$21,389

1.	Finance lease assets are presented net of accumulated amortization of $12.6 million and $9.6 million as of December 31, 2024 and 2023, respectively.

	2024	2023
Weighted-average remaining terms (years)
Operating leases	4.23	4.97
Finance leases	2.77	2.92
Weighted-average discount rate
Operating leases	5.31%	5.05%
Finance leases	5.17%	4.34%

LEASE COSTS

The following table summarizes the components of our lease expense for the year ended December 31:

(in thousands)	2024	2023	2022
Operating lease costs[1]	$3,485	$3,257	$3,525
Finance lease costs:
Amortization of leased assets	5,528	4,951	4,277
Interest on lease assets	584	458	340
Net lease costs	$9,597	$8,666	$8,142

1.	Excludes short-term leases and variable lease costs, which are immaterial.

Operating lease costs and amortization of finance lease assets are included within costs of goods sold and selling, general and administrative expenses, respectively, and interest on lease assets is included in interest expense, net on our Consolidated Statements of Operations.

OTHER LEASE INFORMATION

The following table presents supplemental cash flow information related to leases for the year ended December 31:

(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,623	$3,257	$3,591
Operating cash flows for finance leases	$584	$458	$340
Financing cash flows for finance leases	$5,538	$4,801	$4,421
Lease assets exchanged for new lease liabilities:
Operating leases	$3,013	$3,765	$3,932
Finance leases	$6,541	$3,458	$6,819

MATURITY OF LEASE LIABILITIES

At December 31, 2024, the future minimum lease payment obligations under noncancelable leases were as follows:

(in thousands)	Operating Leases	Finance Leases
2025	$3,486	$5,761
2026	3,266	4,323
2027	2,071	2,019
2028	1,419	698
2029	284	283
Thereafter	663	39
Total lease payments	11,189	13,123
Less: interest	1,132	907
Present value of lease liabilities	$10,057	$12,216

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

Income taxes consist of the following for the year ended December 31:

(in thousands)	2024	2023	2022
Current	$(913)	$9,053	$70,669
Deferred	(12,776)	(9,501)	(5,302)
Net operating loss carryforwards	—	232	45
Income taxes	$(13,689)	$(216)	$65,412

Income taxes differ from the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes due to the following for the year ended December 31:

(in thousands, except effective tax rate)	2024	2023	2022
U.S. federal statutory income tax	$1,719	$12,996	$83,855
REIT income not subject to federal income tax	(13,253)	(9,766)	(27,085)
Federal unrecognized tax benefit change	(1,146)	(1,638)	—
State income taxes, net of federal tax benefit	(1,127)	(862)	9,478
Other items, net[1]	118	(946)	(836)
Income taxes	$(13,689)	$(216)	$65,412
Effective tax rate	(167.2%)	(0.3%)	16.4%

1.	Includes $1.0 million of deferred tax rate changes for the year ended December 31, 2023.

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(in thousands)	2024	2023
Deferred tax assets:
Pension and other postretirement employee benefits	$20,342	$18,098
Inventories	754	892
Nondeductible accruals	1,921	1,663
Incentive compensation	1,946	1,444
Employee benefits	1,450	1,451
Net operating loss carryforwards	25,012	—
Other	944	790
Total deferred tax assets	52,369	24,338
Deferred tax liabilities:
Timber and timberlands, net	(1,820)	(1,827)
Property, plant and equipment, net	(66,724)	(51,704)
Intangible assets, net	(3,223)	(3,590)
Real estate development	(230)	(982)
Other	(1,495)	(2,876)
Total deferred tax liabilities	(73,492)	(60,979)
Deferred tax liabilities, net	$(21,123)	$(36,641)

We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. Net operating loss (NOL) carryforwards consist of the following at December 31:

(amounts in thousands)	2024	2023	Expiration
Federal NOL carryforwards - Post TCJA[1]	$104,938	$—	None
Federal NOL carryforwards - Pre TCJA[2]	$12,307	$12,307	2035 - 2037
State NOL carryforwards[3]	$65,709	$4,283	Various

1.

The Tax Cuts and Jobs Act ("TCJA") was signed into law on December 22, 2017. The TCJA lifted the 20-year Federal NOL carryforward period but utilization of the carryforwards may be subject to a limitation of 80% of taxable income.

2.

These net operating loss carryforwards were acquired in the CatchMark merger have been reduced for Section 382 limitations under the Internal Revenue Code and are netted against corresponding uncertain tax position liabilities.

3.

The state NOL carryforwards total is made up of several jurisdictions that expire over various times. A portion of the state NOLs were acquired in the CatchMark merger have been reduced for Section 382 limitations under the Internal Revenue Code, and are netted against corresponding uncertain tax position liabilities. No state NOL is set to expire before December 31, 2032.

In conjunction with the CatchMark merger, we recorded uncertain tax position liabilities plus any applicable accrued interest, related to the treatment of certain intercompany transactions between CatchMark's REIT and its taxable REIT subsidiary. These liabilities are included in Other long-term obligations and Deferred tax liabilities, net in our Consolidated Balance Sheets. At December 31, 2024 and 2023, we had $6.3 million and $7.8 million, respectively, of unrecognized tax benefits, most of which, if recognized, would affect the annual effective tax rate.

The following is a reconciliation of the beginning and ending unrecognized tax benefits for the year ended December 31:

(in thousands)	2024	2023
Balance at January 1	$7,786	$8,306
Additions for tax positions related to the current year	—	249
Additions for tax positions of prior years	13	1,545
Reduction for tax positions of prior years	(13)	(334)
Lapse of statutes of limitations	(1,460)	(1,980)
Balance at December 31	$6,326	$7,786

During the year ended December 31, 2024 and 2023, we reduced our uncertain tax positions due to the lapse of the statute of limitations by $1.5 million and $2.0 million, respectively. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2024, 2023 and 2022, we recognized insignificant amounts related to interest and penalties in our tax provision. At December 31, 2024, and 2023, we had insignificant amounts of accrued interest related to tax obligations and tax positions taken on our tax returns, and no accrued interest receivable with respect to open tax refunds.

The following table summarizes the tax years subject to examination by major taxing jurisdictions:

Jurisdiction	Years
Federal	2021 - 2024
Arkansas	2021 - 2024
Idaho	2021 - 2024
Illinois	2020 - 2024
Michigan	2020 - 2024
Minnesota	2020 - 2024
Georgia	2021 - 2024

NOTE 15. SAVINGS PLANS, PENSION PLANS AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

SAVINGS PLANS

Substantially all of our employees are eligible to participate in 401(k) savings plans sponsored by the company. In 2024, 2023, and 2022, we made employer matching 401(k) contributions on behalf of our employees of $4.6 million, $4.3 million, and $4.2 million, respectively.

Certain eligible employees who earn awards under our annual incentive plan are permitted to defer receipt of those awards. These employees may defer up to 90% of their award pursuant to rules established under our Management Deferred Compensation Plan. Eligible employees may also defer up to 50% of their base salary under the Management Deferred Compensation Plan. At the employee's election, deferrals may be deemed invested in a directed investment account with certain deemed investments available under the 401(k) savings plans or a combination of these investment vehicles.

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

In March 2022, we transferred $75.6 million of our qualified pension plan (the Plan) assets to an insurance company for the purchase of a group annuity contract. As a result of the transaction, the insurance company assumed responsibility for annuity administration and benefit payments to select retirees and terminated vested participants, with no change to participants' pension benefits. We recorded a non-cash pretax settlement charge of $14.2 million as a result of accelerating the recognition of actuarial losses included in Accumulated other comprehensive income that would have been recognized in future periods. The settlement triggered a remeasurement of the Plan's assets and liabilities. We updated the discount rate used to measure our projected benefit obligation for the Plan as of March 31, 2022, and to calculate the related net periodic benefit cost for the remainder of 2022 to 3.95% from 3.00%. All other pension assumptions remained unchanged.

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

Changes in benefit obligation, plan assets and funded status for our pension and OPEB plans were as follows for the year ended December 31:

	Pension Plans		OPEB
(in thousands)	2024	2023	2024	2023
Benefit obligation at beginning of year	$(233,202)	$(232,198)	$(17,064)	$(22,370)
Service cost	(5,285)	(5,422)	(93)	(110)
Interest cost	(12,492)	(12,551)	(877)	(1,175)
Actuarial (loss) gain	(450)	86	(3,140)	5,717
Benefits paid	18,382	16,883	2,129	874
Benefit obligation at end of year	$(233,047)	$(233,202)	$(19,045)	$(17,064)

Fair value of plan assets at beginning of year	$177,875	$172,246	$—	$—
Actual return on plan assets	4,793	20,050	—	—
Employer contributions and benefit payments	6,436	2,462	2,129	874
Benefits paid	(18,382)	(16,883)	(2,129)	(874)
Fair value of plan assets at end of year	$170,722	$177,875	$—	$—

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2,630)	$(2,586)	$(2,468)	$(1,949)
Noncurrent liabilities	(59,695)	(52,741)	(16,577)	(15,115)
Funded status	$(62,325)	$(55,327)	$(19,045)	$(17,064)

The accumulated benefit obligation for all defined benefit pension plans is determined using the actuarial present value of the vested benefits to which the employee is currently entitled and the employee’s expected date of separation for retirement. At December 31, 2024 and 2023, the accumulated benefit obligation for all defined benefit pension plans was $224.4 million and $223.5 million, respectively. Actuarial gain (loss) in our pension plans is primarily due to year-over-year changes in the discount rate and assumptions associated with updated census data, demographic assumptions, future salary increases, along with asset growth outpacing interest and service cost in our qualified pension plan. Actuarial gain (loss) for our OPEB plans is primarily due to year-over-year changes in the discount rate and assumptions associated with medical trends, claims and participant contributions. During 2024 and 2023, funding of our non-qualified pension and other postretirement employee benefit plans was $4.6 million and $3.3 million, respectively. During 2024 and 2023, we made contributions to our qualified pension benefit plan of $4.0 million and $0, respectively.

Pension plans with projected benefit obligations greater than plan assets were as follows at December 31:

	2024	2023
Projected benefit obligations	$233,047	$233,202
Fair value of plan assets	$170,722	$177,875

Pension plans with accumulated benefit obligations greater than plan assets at December 31 are as follows:

	2024	2023
Accumulated benefit obligations	$224,357	$223,486
Fair value of plan assets	$170,722	$177,875

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

The long-term targeted asset allocation ranges for the PotlatchDeltic Retirement Plans’ asset categories are as follows:

Asset Category	Allocation Range
Global equities	15% - 25%
Fixed income securities	70% - 80%
Alternatives, which may include equities and fixed income securities	3% - 8%
Cash and cash equivalents	0% - 5%

The asset allocations of the PotlatchDeltic Retirement Plans’ assets by asset category were as follows at December 31:

	Pension Plans
Asset Category	2024	2023
Global equities	20%	19%
Fixed income securities	74	74
Other (includes cash and cash equivalents and alternatives)	6	7
Total	100%	100%

The pension assets are stated at fair value. Refer to Note 1: Summary of Significant Accounting Policies for a discussion of the framework used to measure fair value.

The assets in our defined benefit pension plan were invested across the following categories:

	December 31, 2024
(in thousands)	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$1,707	$—	$1,707
Collective investment funds[1]	—	169,015	169,015
Total	$1,707	$169,015	$170,722

	December 31, 2023
(in thousands)	Level 1	Level 2	Total
Cash and cash equivalents	$3,009	$—	$3,009
Global equity securities[2]	34,534	—	34,534
Fixed income securities[3]	114,224	17,613	131,837
Alternatives[4]	8,495	—	8,495
Total	$160,262	$17,613	$177,875

1.

At December 31, 2024, three collective investment funds held substantially all of the pension plan funds. These funds have diversified holdings among various asset classes and allocation ranges approved by the Benefits Committee. These funds are generally valued based on their respective net asset value (or its equivalent) provided by the fund administrator as a practical expedient to estimate fair value due to the absence of a readily determinable fair value. These values represent the per-unit price at which new investors are permitted to invest and existing investors are permitted to exit. The collective investment funds may be redeemed daily with limited notice. At December 31, 2023, there were no collective investment funds held by the Plan.

2.

Level 1 assets are international and domestic managed investments with quoted prices on major security markets and also include investments in registered investment company funds for which market quotations are generally readily available on the primary market or exchange on which they are traded. The global equity securities track the MSCI All-Country World Index.

3.

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

4.	Level 1 assets are long-term investment funds which are invested in tangible assets and real asset companies such as infrastructure, natural resources and timber.

There were no Level 3 investments held by the PotlatchDeltic Retirement Plan at December 31, 2024 or 2023.

PLAN ACTIVITY

Pre-tax components of net periodic cost (benefit) recognized in our Consolidated Statements of Operations were as follows for the year ended December 31:

	Pension Plans			OPEB
(in thousands)	2024	2023	2022	2024	2023	2022
Service cost	$5,285	$5,422	$6,805	$93	$110	$316
Interest cost	12,492	12,551	10,646	877	1,175	914
Expected return on plan assets	(12,947)	(12,109)	(9,920)	—	—	—
Amortization of prior service cost (credit)	20	45	73	—	—	(381)
Amortization of actuarial loss (gain)	78	(83)	5,400	(1,323)	(665)	623
Net periodic cost (benefit) before pension settlement charges	4,928	5,826	13,004	(353)	620	1,472
Pension settlement charge	—	—	14,165	—	—	—
Other settlements	—	—	783	—	—	—
Net periodic cost (benefit)	$4,928	$5,826	$27,952	$(353)	$620	$1,472

The amounts recorded in Accumulated Other Comprehensive Income on our Consolidated Balance Sheets, which have not yet been recognized as components of net periodic benefit costs at December 31, net of tax, consist of:

	Pension Plans		OPEB
(in thousands)	2024	2023	2024	2023
Net (loss) income	$(33,702)	$(27,307)	$5,051	$8,397
Prior service cost	—	(15)	—	—
Total amount unrecognized	$(33,702)	$(27,322)	$5,051	$8,397

EXPECTED FUNDING AND BENEFIT PAYMENTS

We currently estimate we will contribute approximately $7.7 million to our qualified pension plan in 2025. Our non-qualified pension plan and other postretirement employee benefit plans are unfunded and benefit payments are paid from our general assets. We estimate that we will make non-qualified pension plan payments of $2.6 million and other postretirement employee benefit payments of $2.5 million in 2025, which are included below.

Estimated future benefit payments, which reflect expected future service, are as follows for the years indicated:

(in thousands)	Pension Plans	OPEB
2025	$16,825	$2,468
2026	$16,987	$2,356
2027	$17,171	$2,136
2028	$17,235	$1,967
2029	$17,602	$1,810
2030-2034	$87,236	$6,906

ACTUARIAL ASSUMPTIONS

The weighted-average assumptions used to determine the benefit obligation for our pension and OPEB plans were as follows at December 31:

	Pension Plans		OPEB
	2024	2023	2024	2023
Discount rate	5.75%	5.55%	5.65%	5.45%
Rate of compensation increase	3.00%	3.00%	—	—

The weighted-average assumptions used for all pension and OPEB plans to determine the net periodic benefit cost were as follows for the year ended December 31:

	Pension Plans			OPEB
	2024	2023	2022	2024	2023	2022
Discount rate	5.55%	5.60%	3.00%	5.45%	5.55%	2.95%
Expected return on plan assets	6.50%	6.25%	4.50%	—	—	—
Rate of compensation increase	3.00%	3.00 - 5.00%	3.00 - 5.00%	—	—	—

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

At December 31, 2024, the assumed health-care cost trend rate used to calculate other postretirement employee benefit obligations was between 6.02% and 9.91% depending on the individual plan participant makeup and graded ratably to an assumption of 4.00% in 2049. The actual rates of health-care cost increases may vary significantly from the assumption used because of unanticipated changes in health-care costs.

NOTE 16. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables detail the changes in our Accumulated other comprehensive income (AOCI) on our Consolidated Balance Sheets for the years ended December 31, 2024 and 2023, net of tax.

(in thousands)	2024	2023
Pension and Other Postretirement Employee Benefits
Balance at beginning of period	$(18,925)	$(28,494)
Unrecognized gains (losses) arising in AOCI during the period:
Gross	(11,743)	13,744
Tax effect	2,936	(3,436)
Reclassifications from AOCI to earnings:
Other[1]	(1,225)	(703)
Tax effect	306	175
Net of tax amount	(9,726)	9,780
Other reclassifications	—	(211)
Balance at end of period	(28,651)	(18,925)
Cash Flow Hedges
Balance at beginning of period	121,957	126,146
Unrecognized gains arising in AOCI during the period:
Gross	42,316	14,225
Tax effect	369	446
Reclassifications from AOCI to earnings:
Gross[2]	(22,321)	(19,354)
Tax effect	471	449
Net of tax amount	20,835	(4,234)
Other reclassifications	—	45
Balance at end of period	142,792	121,957
Accumulated other comprehensive income, end of period	$114,141	$103,032

1.
Included in the computation of net periodic pension costs.
2.
Included in Interest expense, net on the Consolidated Statements of Operations.

See Note 10: Derivative Instruments and Note 15: Savings Plans, Pension and Other Postretirement Employee Benefits for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2024. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2024.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

PotlatchDeltic Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited PotlatchDeltic Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Seattle, Washington

February 13, 2025

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of the company's officers or directors adopted, modified or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings "Board of Directors," "Corporate Governance," and "Insider Trading Policies and Procedures" from our definitive Proxy Statement to be filed with the SEC on or about March 27, 2025.

Our Corporate Conduct and Ethics Code, which is applicable to all directors, officers, and employees, can be found on our website at www.PotlatchDeltic.com. We post any amendments to or waivers from our Corporate Conduct and Ethics Code on our website. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information set forth under the headings "Report of the Executive Compensation and Personnel Policies Committee," "Compensation Discussion and Analysis," "Executive Compensation Tables," “CEO Pay Ratio,” "Compensation of Directors" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be filed with the SEC on or about March 27, 2025, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading "Security Ownership" in our definitive Proxy Statement to be filed with the SEC on or about March 27, 2025, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is to be included under the heading "Corporate Governance - Transactions with Related Persons" in our definitive Proxy Statement to be filed with the SEC on or about March 27, 2025, and is incorporated herein by reference.

The information required by this item regarding director independence is to be included under the headings "Board of Directors" and "Corporate Governance - Director Independence" in our definitive Proxy Statement to be filed with the SEC on or about March 27, 2025, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is to be included under the heading "Fees Paid to Independent Registered Public Accounting Firm in 2024 and 2023" in our definitive Proxy Statement to be filed with the SEC on or about March 27, 2025, and is incorporated herein by reference.

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

3.1*	Fourth Restated Certificate of Incorporation of the Registrant, effective May 1, 2023, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on May 4, 2023.

3.2*	Amended and Restated Bylaws of the Registrant, effective December 6, 2024, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 6, 2024.

4.1	See Exhibits 3.1 and 3.2. The Registrant also undertakes to furnish to the SEC, upon request, any instrument defining the rights of holders of long-term debt.

4.2*	Description of Registrant’s Securities, filed as Exhibit 4(a) to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 2019.

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

10.4[1]*

PotlatchDeltic Corporation Salaried Employees’ Supplemental Benefit Plan, as amended and restated effective January 1, 1989, and as amended through May 24, 2005, filed as Exhibit (10)(d) to the Quarterly Report on Form 10-Q filed by Original PotlatchDeltic for the quarter ended June 30, 2005. (SEC File No. 001-05313)

10.5[1]*

Amendment, effective as of January 1, 1998, to Plan described in Exhibit 10.4, filed as Exhibit (10)(d)(i) to the Annual Report on Form 10-K filed by Original PotlatchDeltic for the fiscal year ended December 31, 2003. (SEC File No. 001-5313)

10.6[1]*	Amendment, effective as of January 1, 2009, to Plan described in Exhibit 10.4, filed as Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on December 11, 2008.

10.7[1]*

PotlatchDeltic Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q filed by Original PotlatchDeltic for the quarter ended June 30, 2005. (SEC File No. 001-5313).

10.8[1]*

PotlatchDeltic Corporation Deferred Compensation Plan for Directors II, as amended and restated effective May 8, 2014 and further amended and restated effective September 8, 2016, filed as Exhibit 10(e) to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 2016.

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

10.111*

Form of Indemnification Agreement with directors and executive officers of the Registrant, as filed as Exhibit 10.11 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 2023.

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

10.231*

Form of PotlatchDeltic 2019 Long-Term Incentive Plan RSU Award Agreement (Employee) for restricted stock unit awards granted on or after December 2, 2021, filed as Exhibit 10.23 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 2021.

10.24[1]*

Form of PotlatchDeltic 2019 Long-Term Incentive Plan RSU Award Agreement (Employee) for restricted stock unit awards granted on or after August 27, 2024, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2024.

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

10.28[1]*

Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Award Agreement (Employee) for performance share awards granted on or after August 27, 2024, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2024.

10.29[1]*	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Award Director RSU Notice and Agreement filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on May 10, 2019.

10.30[1]*

PotlatchDeltic Corporation Management Performance Award Plan II, as amended through February 20, 2008, filed as Exhibit (10)(r)(iv) to the Current Report on Form 8-K filed by the Registrant on February 26, 2008.

10.31[1]*

Amendment to PotlatchDeltic Corporation Management Performance Award Plan II, effective June 1, 2008, filed as Exhibit (10)(r)(v) to the Current Report on Form 8-K filed by the Registrant on May 21, 2008.

10.321*

PotlatchDeltic Corporation Salaried Supplemental Benefit Plan II, effective December 5, 2008, amended and restated as of January 1, 2024 as filed as Exhibit 10.30 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 2023.

10.33[1]*	PotlatchDeltic Corporation Annual Incentive Plan effective January 1, 2023, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 2, 2022.

10.341*

PotlatchDeltic Corporation Management Deferred Compensation Plan, effective June 1, 2008, amended and restated as of January 1, 2024, filed as Exhibit 10.32 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 2023.

10.35[1]*

Summary of PotlatchDeltic Corporation Non-Employee Director Compensation, effective May 4, 2023, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant for the quarter ended June 30, 2023.

10.36*

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

10.37*

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

10.38*

Second amendment to Second Amended and Restated Term Loan Agreement dated December 2, 2019, by and among the Registrant and its wholly-owned subsidiaries as borrowers and Northwest Farm Credit Services, PCA, as Administrative Agent, the Guarantors party thereto, and the Lenders party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Registrant on December 10, 2019.

10.39*

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

10.40*

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

10.41*

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

10.42*

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

10.43*

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

10.44*

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

10.45*

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

10.46*

Tenth amendment to Second Amended and Restated Term Loan Agreement dated November 1, 2024, by and among the Registrant and its wholly-owned subsidiaries as borrowers and AgWest Farm Credit, PCA (as successor in interest to Northwest Farm Credit Services, PCA), as Administrative Agent, the Guarantors party thereto, the Lenders party thereto, and the Voting Participants party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 1, 2024.

10.47*

Loan Agreement dated August 1, 2016 by and among Nez Perce County, Idaho, PotlatchDeltic Corporation, PotlatchDeltic Forest Holdings, Inc., PotlatchDeltic Lake States Timberlands, LLC, PotlatchDeltic Land and Lumber, LLC, Minnesota Timberlands, LLC and PotlatchDeltic Timberlands, LLC, filed as Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on August 19, 2016.

10.48*

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

10.49*

First Amendment to Third Amended and Restated Credit Agreement dated as of May 18, 2023 by and among the Registrant and its wholly-owned subsidiaries as borrowers, KeyBank National Association as Administrative Agent, and the Lenders party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 18, 2023.

10.50*

Group annuity contract, effective March 6, 2020, between NY Life Insurance Company and the Registrant, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on October 16, 2020.

10.51*

Group annuity contract, effective March 17, 2022, between American General Life Insurance Company and PotlatchDeltic Corporation, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 21, 2023.

10.52*

Engineering, Procurement and Construction Agreement, dated as of June 3, 2022, between PotlatchDeltic Manufacturing, LLC and BID Group Construction US Inc., filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 6, 2022.

19[2]	PotlatchDeltic Securities Law Compliance and Insider Trading Policy, effective December 1, 2023.

21[2]	PotlatchDeltic Corporation Subsidiaries.

23[2]	Consent of Independent Registered Public Accounting Firm.

24[2]	Powers of Attorney.

31[2]	Rule 13a-14(a)/15d-14(a) Certifications.

32[2]	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

971*

PotlatchDeltic Corporation Incentive Compensation Recovery Policy for Executive Officers, effective December 1, 2023, filed as Exhibit 97 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended December 31, 2023.

101

The following financial information from PotlatchDeltic Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 13, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Balance Sheets at December 31, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (v) the Consolidated Statements of Stockholders’ Equity for the years ended 2024, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference (SEC File No. 001-32729, unless otherwise indicated).

1. Management contract or compensatory plan, contract or arrangement.

2. Document filed with this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCHDELTIC CORPORATION (Registrant)

By	/s/ ERIC J. CREMERS
Eric J. Cremers
President and Chief Executive Officer

Date: February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 13, 2025, by the following persons on behalf of the registrant in the capacities indicated.

/s/ ERIC J. CREMERS	Director, President and Chief Executive Officer
Eric J. Cremers	(Principal Executive Officer)
/s/ WAYNE WASECHEK	Vice President and Chief Financial Officer
Wayne Wasechek
/s/ GLEN F. SMITH	Chief Accounting Officer (Principal Accounting Officer)
Glen F. Smith
*	Director and Chair of the Board
Michael J. Covey
*	Director
Anne L. Alonzo
*	Director
Linda M. Breard
*	Director
James M. DeCosmo
*	Director
William L. Driscoll
*	Director
D. Mark Leland
*	Director
Lawrence S. Peiros
*	Director
Lenore M. Sullivan

*By	/s/ MICHELE L. TYLER
Michele L. Tyler
(Attorney-in-fact)