Form 10-Q
period 2025-03-31
POTLATCHDELTIC CORP
filed 2025-05-02
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding (in thousands) at April 29, 2025, was 78,596.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Revenues	$268,260	$228,127
Costs and expenses:
Cost of goods sold	220,405	212,160
Selling, general and administrative expenses	19,855	20,727
Environmental charge	490	—
	240,750	232,887
Operating income (loss)	27,510	(4,760)
Interest expense, net	(1,492)	282
Non-operating pension and other postretirement employee benefits	(351)	201
Other	(206)	(145)
Income (loss) before income taxes	25,461	(4,422)
Income taxes	344	4,117
Net income (loss)	$25,805	$(305)

Net income (loss) per share:
Basic	$0.33	$—
Diluted	$0.33	$—
Dividends per share	$0.45	$0.45
Weighted-average shares outstanding
Basic	79,000	79,677
Diluted	79,173	79,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income (loss)	$25,805	$(305)
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits	(148)	(229)
Cash flow hedges	(16,609)	15,925
Other comprehensive income (loss), net of tax	(16,757)	15,696
Comprehensive income	$9,048	$15,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$147,477	$151,551
Customer receivables, net	28,328	23,358
Inventories, net	81,285	82,926
Other current assets	37,757	41,295
Total current assets	294,847	299,130
Property, plant and equipment, net	402,003	408,913
Investment in real estate held for development and sale	52,537	50,809
Timber and timberlands, net	2,339,296	2,357,151
Intangible assets, net	13,416	13,861
Other long-term assets	153,092	175,579
Total assets	$3,255,191	$3,305,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$73,733	$95,628
Current portion of long-term debt	127,211	99,552
Current portion of pension and other postretirement employee benefits	5,098	5,098
Total current liabilities	206,042	200,278
Long-term debt	907,706	935,100
Pension and other postretirement employee benefits	76,521	76,272
Deferred tax liabilities, net	20,492	21,123
Other long-term obligations	34,537	35,000
Total liabilities	1,245,298	1,267,773
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, 200,000 shares authorized, 78,695 and 78,684 shares issued and outstanding	78,695	78,684
Additional paid-in capital	2,317,934	2,315,176
Accumulated deficit	(484,120)	(470,331)
Accumulated other comprehensive income	97,384	114,141
Total stockholders’ equity	2,009,893	2,037,670
Total liabilities and stockholders' equity	$3,255,191	$3,305,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$25,805	$(305)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	25,786	30,802
Basis of real estate sold	9,867	4,092
Change in deferred taxes	(344)	(4,145)
Pension and other postretirement employee benefits	1,631	1,143
Equity-based compensation expense	2,759	2,560
Amortization related to redesignated forward-starting interest rate swaps	2,810	2,643
Interest received under swaps with other-than-insignificant financing element	(6,986)	(7,458)
Other, net	1,888	318
Change in working capital and operating-related activities, net	(9,259)	(13,252)
Real estate development expenditures	(3,326)	(1,135)
Funding of pension and other postretirement employee benefits	(1,580)	(914)
Proceeds from insurance recoveries	—	1,680
Net cash from operating activities	49,051	16,029

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(12,114)	(4,995)
Timberlands reforestation and roads	(7,339)	(7,874)
Acquisition of timber and timberlands	(83)	(31,438)
Interest received under swaps with other-than-insignificant financing element	6,579	6,938
Other, net	149	373
Net cash from investing activities	(12,808)	(36,996)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(35,435)	(35,779)
Repurchase of common stock	(3,922)	—
Other, net	(1,043)	(792)
Net cash from financing activities	(40,400)	(36,571)
Change in cash, cash equivalents and restricted cash	(4,157)	(57,538)
Cash, cash equivalents and restricted cash at beginning of period	151,725	237,688
Cash, cash equivalents and restricted cash at end of period	$147,568	$180,150

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$434	$10,401
Accrued timberlands reforestation and roads	$561	$1,028
Repurchase of common stock pending settlement	$225	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown above in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2025	March 31, 2024
Cash and cash equivalents	$147,477	$180,150
Restricted cash included in other current and long-term assets[1]	91	—
Total cash, cash equivalents, and restricted cash	$147,568	$180,150

1.
Amounts included in restricted cash represent proceeds held by a qualified intermediary that were or are intended to be reinvested in timber and timberlands. At March 31, 2025 and 2024, $0 were classified as Other current assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income	Equity
Balance, December 31, 2024	78,684	$78,684	$2,315,176	$(470,331)	$114,141	$2,037,670
Net income	—	—	—	25,805	—	25,805
Shares issued for stock compensation	104	104	(104)	—	—	—
Equity-based compensation expense	—	—	2,759	—	—	2,759
Repurchase of common stock	(93)	(93)	—	(4,054)	—	(4,147)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(148)	(148)
Cash flow hedges, net of tax	—	—	—	—	(16,609)	(16,609)
Dividends on common stock, $0.45 per share	—	—	—	(35,435)	—	(35,435)
Other transactions, net	—	—	103	(105)	—	(2)
Balance, March 31, 2025	78,695	$78,695	$2,317,934	$(484,120)	$97,384	$2,009,893

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income	Equity
Balance, December 31, 2023	79,365	$79,365	$2,303,992	$(315,291)	$103,032	$2,171,098
Net loss	—	—	—	(305)	—	(305)
Shares issued for stock compensation	143	143	(143)	—	—	—
Equity-based compensation expense	—	—	2,560	—	—	2,560
Pension plans and OPEB obligations, net of tax	—	—	—	—	(229)	(229)
Cash flow hedges, net of tax	—	—	—	—	15,925	15,925
Dividends on common stock, $0.45 per share	—	—	—	(35,779)	—	(35,779)
Other transactions, net	—	—	90	(88)	—	2
Balance, March 31, 2024	79,508	$79,508	$2,306,499	$(351,463)	$118,728	$2,153,272

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

Condensed Consolidated Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements provide an overall view of our results and financial condition and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Except as otherwise disclosed in these Notes to Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission pertaining to interim financial statements. Certain disclosures normally provided in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 13, 2025. Results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and requires judgments affecting the amounts reported in the financial statements and the accompanying notes. Actual results may differ materially from our estimates.

Commitments and Contingencies

We are, from time to time, subject to various claims and legal proceedings that arise in the normal course of business. Based on the information currently available, we do not anticipate that any amounts we may be required to pay in connection with these matters will have a material adverse effect on our consolidated financial position, operating results or net cash flows.

During the three months ended March 31, 2025, we accrued an additional $0.5 million related to our obligations under the Thomson Reservoir Project, bringing the total accrued amount to $2.7 million as of March 31, 2025. This amount is included in Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheet. For additional details regarding the project, refer to the section “Commitments, Contingencies and Legal Matters” in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 require that public entities, on an annual basis, (i) disclose specific categories in the income tax rate reconciliation and (ii) provide additional information for reconciling items, including disaggregation by jurisdiction, that meet a quantitative threshold prescribed by the standard. ASU 2023-09 should be applied on a prospective basis; however, retrospective application is permitted. The adoption of this ASU on January 1, 2025, will be reflected in our annual financial statements for the year ended December 31, 2025. As ASU 2023-09 impacts disclosures only, we do not expect the adoption to have a material impact on our consolidated financial statements.

Recent Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated quantitative disclosure in the notes to the financial statements, of prescribed expense categories included within relevant income statement expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. Management is currently evaluating this ASU. As the standard impacts disclosures only, we do not expect the adoption to have a material impact on our consolidated financial statements.

Reclassifications

Certain prior period reclassifications were made to conform with current period presentation. These reclassifications had no effect on reported net loss, net loss per share, comprehensive income, cash flows, total assets, total liabilities, or shareholders’ equity as previously reported.

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

The following table presents our revenues by major product:

	Three Months Ended March 31,
(in thousands)	2025	2024
Timberlands
Northern region
Sawlogs	$43,864	$33,806
Pulpwood	729	65
Other	472	311
Total Northern revenues	45,065	34,182

Southern region
Sawlogs	29,629	31,216
Pulpwood	17,218	15,648
Stumpage	5,119	7,632
Other	5,420	4,272
Total Southern revenues	57,386	58,768

Total Timberlands revenues	102,451	92,950

Wood Products
Lumber	131,448	116,723
Residuals and Panels	33,197	31,875
Total Wood Products revenues	164,645	148,598

Real Estate
Rural real estate	23,261	5,526
Development real estate	1,244	2,874
Other	3,086	2,707
Total Real Estate revenues	27,591	11,107

Total segment revenues	294,687	252,655
Intersegment Timberlands revenues[1]	(26,427)	(24,528)
Total consolidated revenues	$268,260	$228,127

1.
Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.

The company’s chief operating decision maker (CODM) uses segment information to assess performance, allocate capital and personnel, budget and forecast, and determine compensation of certain employees, among other things. The CODM uses Adjusted EBITDDA to evaluate the operating performance and effectiveness of operating strategies of our segments and allocation of resources to them.

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

The following tables summarize information for each of the company’s reportable segments and include a reconciliation of Segment operating income (loss) as the closest measurement to GAAP for the reportable segments, Segment Adjusted EBITDDA, and Total Adjusted EBITDDA to income (loss) before income taxes. Corporate information is included to reconcile segment data to the Condensed Consolidated Financial Statements.

	Three Months Ended March 31, 2025
(in thousands)	Timberlands	Wood Products	Real Estate	Total
Revenues from external customers	$76,024	$164,645	$27,591	$268,260
Intersegment Timberlands revenues[1]	26,427	—	—	26,427
	102,451	164,645	27,591	294,687

Cost of goods sold[2]
Fiber costs[2]	—	76,156	—	76,156
Freight, logging and hauling[2]	50,950	20,427	—	71,377
Manufacturing costs[2,3]	—	58,049	—	58,049
Finished goods inventory change[2]	—	(5,067)	—	(5,067)
Depreciation, depletion and amortization[2]	15,179	9,446	121	24,746
Basis in real estate sold[2]	—	—	9,868	9,868
Other[4]	6,934	182	3,337	10,453
	73,063	159,193	13,326	245,582
Segment selling, general and administrative expenses[5]	2,524	3,460	1,517	7,501
Segment operating income	26,864	1,992	12,748	41,604

Depreciation, depletion and amortization[6]	15,506	9,553	141	25,200
Basis in real estate sold	—	—	9,868	9,868
Loss on disposal of assets	—	95	—	95
Segment Adjusted EBITDDA	$42,370	$11,640	$22,757	$76,767
Corporate Adjusted EBITDDA[7]				(12,148)
Eliminations and adjustments[8]				(1,252)
Total Adjusted EBITDDA				63,367
Interest expense, net				(1,492)
Depreciation, depletion and amortization[9]				(25,404)
Environmental charge				(490)
Basis in real estate sold				(9,867)
Non-operating pension and other postretirement employee benefits				(351)
Loss on disposal of assets				(96)
Other				(206)
Income before income taxes				$25,461

The footnotes below the table for the three months ended March 31, 2024 are also applicable to the above table.

	Three Months Ended March 31, 2024
(in thousands)	Timberlands	Wood Products	Real Estate	Total
Revenues from external customers	$68,422	$148,598	$11,107	$228,127
Intersegment Timberlands revenues[1]	24,528	—	—	24,528
	92,950	148,598	11,107	252,655

Cost of goods sold[2]
Fiber costs[2]	—	73,460	—	73,460
Freight, logging and hauling[2]	48,337	18,101	—	66,438
Manufacturing costs[2,3]	—	57,709	—	57,709
Finished goods inventory change[2]	—	(4,333)	—	(4,333)
Depreciation, depletion and amortization[2]	17,297	12,408	116	29,821
Basis in real estate sold[2]	—	—	4,094	4,094
Other[4]	7,774	91	3,185	11,050
	73,408	157,436	7,395	238,239
Segment selling, general and administrative expenses[5]	2,419	3,817	1,710	7,946
Segment operating income (loss)	17,123	(12,655)	2,002	6,470

Depreciation, depletion and amortization[6]	17,625	12,516	138	30,279
Basis in real estate sold	—	—	4,094	4,094
Gain on disposal of assets	—	—	(6)	(6)
Segment Adjusted EBITDDA	$34,748	$(139)	$6,228	$40,837
Corporate Adjusted EBITDDA[7]				(12,665)
Eliminations and adjustments[8]				1,550
Total Adjusted EBITDDA				29,722
Interest expense, net				282
Depreciation, depletion and amortization[9]				(30,395)
Basis in real estate sold				(4,092)
Non-operating pension and other postretirement employee benefits				201
Gain on disposal of assets				5
Other				(145)
Loss before income taxes				$(4,422)

1.
Intersegment revenues represent logs sold by our Timberlands segment to our Wood Products segment.
2.
Significant expense categories align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included with the amounts shown.
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
9.
Excludes amortization of bond discounts and deferred loan fees which are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

The following tables summarize additional reportable segment financial information:

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation, depletion and amortization:
Timberlands	$15,506	$17,625
Wood Products	9,553	12,516
Real Estate	141	138
Corporate	204	116
	25,404	30,395
Bond discounts and deferred loan fees[1]	382	407
Total depreciation, depletion and amortization	$25,786	$30,802

Basis of real estate sold:
Real Estate	$9,868	$4,094
Eliminations and adjustments	(1)	(2)
Total basis of real estate sold	$9,867	$4,092

1.
Included within interest expense, net in the Condensed Consolidated Statements of Operations.

(in thousands)	March 31, 2025	December 31, 2024
Assets:
Timberlands[1]	$2,378,981	$2,396,642
Wood Products	535,636	537,665
Real Estate[2]	69,271	67,527
	2,983,888	3,001,834
Corporate	271,303	303,609
Total consolidated assets	$3,255,191	$3,305,443

1.
We do not report rural real estate separately from Timberlands as we do not report these assets separately to management.
2.
Real Estate assets primarily consist of a master planned community development and a country club.

	Three Months Ended March 31,
(in thousands)	2025	2024
Capital Expenditures:[1]
Timberlands	$7,352	$7,905
Wood Products	11,749	4,709
Real Estate[2]	3,678	1,194
	22,779	13,808
Corporate	—	196
Total capital expenditures	$22,779	$14,004

1.
Does not include the acquisition of timber and timberlands, all of which were acquired by our Timberlands segment.
2.
Real Estate capital expenditures include development expenditures of $3.3 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands)	2025	2024
Basic weighted-average shares outstanding	79,000	79,677
Incremental shares due to:
Performance shares	73	—
Restricted stock units	100	—
Diluted weighted-average shares outstanding	79,173	79,677

For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the shares subject to the awards were outstanding at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include future compensation cost associated with the stock award.

For the three months ended March 31, 2025 and 2024, there were approximately 287,500 and 421,500 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted from time to time in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (Trading Plan). The timing, manner, price and amount of repurchases will be determined according to, and subject to, the terms of a Trading Plan, and, subject to the terms of a Trading Plan, the 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason. During the three months ended March 31, 2025, we repurchased 93,100 shares of our common stock for total consideration of $4.1 million under the 2022 Repurchase Plan. No shares were repurchased under the 2022 Repurchase Program during the three months ended March 31, 2024. At March 31, 2025, we had remaining authorization of $85.9 million for future stock repurchases under the 2022 Repurchase Program. Transaction costs are not counted against authorized funds.

We record share repurchases upon trade date as opposed to the settlement date. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	March 31, 2025	December 31, 2024
Logs	$24,354	$31,786
Lumber, panels and veneer	42,531	37,689
Materials and supplies	30,233	29,284
Total inventories	97,118	98,759
Less: LIFO reserve	(15,833)	(15,833)
Total inventories, net	$81,285	$82,926

Property, plant and equipment

(in thousands)	March 31, 2025	December 31, 2024
Property, plant and equipment	$711,654	$710,703
Less: accumulated depreciation	(309,651)	(301,790)
Total property, plant and equipment, net	$402,003	$408,913

Timber and timberlands

(in thousands)	March 31, 2025	December 31, 2024
Timber and timberlands, net	$2,247,145	$2,263,991
Logging roads, net	92,151	93,160
Total timber and timberlands, net	$2,339,296	$2,357,151

Accounts payable and accrued liabilities

(in thousands)	March 31, 2025	December 31, 2024
Accrued payroll and benefits	$18,048	$25,249
Deferred revenue[1]	8,782	12,234
Accrued taxes	6,779	5,212
Accrued interest	5,604	6,826
Accounts payable	4,475	16,991
Other current liabilities	30,045	29,116
Total accounts payable and accrued liabilities	$73,733	$95,628

1.

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

NOTE 5. DEBT

TERM LOANS

At March 31, 2025, approximately $1.0 billion was outstanding under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement). Of this amount, approximately $127.5 million was classified as current on our accompanying Condensed Consolidated Balance Sheets, consisting of a $100.0 million fixed-rate term loan that matures in August 2025 and a $27.5 million variable rate term loan that matures in February 2026. Certain borrowings under the Amended Term Loan Agreement are at rates of one-month Secured Overnight Financing Rate (SOFR), plus an applicable margin between 1.61% and 2.30%, or daily simple SOFR plus a spread between 2.20% and 2.30%. We have entered into SOFR-indexed interest rate swaps to fix the interest rate on these variable rate term loans. See Note: 6 Derivative Instruments for additional information.

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

The Amended Credit Agreement provides for a $300.0 million revolving line of credit that matures February 14, 2027. As provided in the Amended Credit Agreement, borrowing capacity may be increased by up to an additional $500.0 million. The revolving line of credit also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both sub facilities reduces availability under the revolving line of credit. We may utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures. At March 31, 2025, there were no borrowings under the revolving line of credit and approximately $0.6 million of our revolving line of credit was utilized for outstanding letters of credit.

We were in compliance with all debt and credit agreement covenants at March 31, 2025.

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

At March 31, 2025, we had interest rate swaps associated with $761.0 million of SOFR-indexed term loan debt. These cash flow hedges convert variable rates ranging from one-month SOFR plus 1.61% to 2.30%, to fixed rates ranging from 2.14% to 4.83% before patronage credits from lenders. Additionally, at March 31, 2025, we had $176.0 million of interest rate swaps associated with SOFR-indexed term loan debt whereby the cash flow hedges convert variable rates ranging from daily simple SOFR-indexed plus a spread of 2.20% to 2.30%, to fixed rates ranging from 4.02% to 4.28% before patronage credits from lenders. At March 31, 2025, we had a $75.0 million forward-starting interest rate swap designated as a cash flow hedge for expected future debt refinancing that requires settlement on the stated maturity date.

The gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Location	March 31, 2025	December 31, 2024
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, current[1]	$585	$—
Interest rate contracts	Other assets, non-current	118,183	138,354
		$118,768	$138,354

1.
Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income:

		Three Months Ended March 31,
(in thousands)	Location	2025	2024
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
(Loss) income recognized in other comprehensive income (loss), net of tax		$(12,104)	$21,520
Amounts reclassified from accumulated other comprehensive income to income, net of tax[1]	Interest expense, net	$4,505	$5,595

Interest expense, net		$(1,492)	$282

1.

Realized gains and losses on interest rate contracts consist of realized net cash received or paid and interest accruals on the interest rate swaps during the periods in addition to amortization of amounts out of other comprehensive income (loss) related to certain terminated hedges and adjustments to interest expense resulting from amortization of inception value of certain off-market designated hedges. For the three months ended March 31, 2025 and 2024, we amortized approximately $2.8 million and $2.6 million, respectively, of the off-market designated hedges which is included in Other, net within operating activities in the Condensed Consolidated Statements of Cash Flows. Net cash received or paid is included within Interest expense, net in the Condensed Consolidated Statements of Operations.

At March 31, 2025, the amount of net gains expected to be reclassified into earnings in the next 12 months is approximately $15.0 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the SOFR rates at the time of net swap cash payments.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$118,768	$118,768	$138,354	$138,354

Long-term debt, including current portion (Level 2)[1]	$(1,036,732)	$(1,036,122)	$(1,036,569)	$(1,035,608)

Company owned life insurance asset (COLI) (Level 3)	$6,332	$6,332	$6,026	$6,026

1.	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 8. EQUITY-BASED COMPENSATION

We issue new shares of common stock to settle performance share awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units. At March 31, 2025, approximately 1.3 million shares were available for future use under our stock incentive plans.

Share-based compensation activity during the three months ended March 31, 2025 included the following:

	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	122,251	—	625
Restricted Stock Units (RSUs)	81,502	500	414

Approximately 0.1 million shares of common stock were issued to employees during the three months ended March 31, 2025, as a result of PSA and RSU vesting during 2024 and 2025.

The following table details compensation expense and the related income tax benefit for company specific equity-based awards:

	Three Months Ended March 31,
(in thousands)	2025	2024
Equity-based compensation expense:
Performance share awards	$1,431	$1,369
Restricted stock units	1,306	1,142
Deferred compensation stock equivalent units expense	22	49
Total equity-based compensation expense	$2,759	$2,560

Total tax benefit recognized for equity-based expense	$182	$159

Performance Share Awards

The weighted-average grant date fair value of PSAs granted during the three months ended March 31, 2025, was $66.00 per share. PSAs granted under the stock incentive plans have a three-year performance period and shares are issued after the end of the period if the performance measures are met. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under the stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the performance measurement period, the recipients will receive dividend equivalents in the form of additional shares of common stock at the date of settlement equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. The share awards are not considered participating securities.

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards granted in 2025:

Stock price as of valuation date	$45.19
Risk-free rate	4.18%
Expected volatility	26.64%
Expected dividend yield[1]	—
Expected term (years)	3.00

1.
Full dividend reinvestment assumed.

Restricted Stock Units

The weighted-average fair value of all RSUs granted during the three months ended March 31, 2025, was $45.19 per share. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The RSU awards granted accrue dividend equivalents based on dividends paid during the RSU vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. The share awards are not considered participating securities.

NOTE 9. INCOME TAXES

As a REIT, we generally are not subject to federal and state corporate income taxes on income from investments in real estate, including our timberlands, that we distribute to our stockholders. We conduct certain activities through our PotlatchDeltic taxable REIT subsidiaries (each, a TRS) which are subject to corporate level federal and state income taxes. These activities are principally composed of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to pre-tax book income or loss of the TRS, as well as permanent book versus tax differences and discrete items.

NOTE 10. LEASES

We lease certain equipment, office space and land. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	March 31, 2025	December 31, 2024
Assets
Operating lease assets	Other long-term assets	$10,481	$10,167
Finance lease assets[1]	Property, plant and equipment, net	12,113	12,266
Total lease assets		$22,594	$22,433

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$3,249	$3,027
Finance lease liabilities	Accounts payable and accrued liabilities	5,236	5,257
Noncurrent:
Operating lease liabilities	Other long-term obligations	6,985	7,030
Finance lease liabilities	Other long-term obligations	6,804	6,959
Total lease liabilities		$22,274	$22,273

1.
Finance lease assets are presented net of accumulated amortization of $12.2 million and $12.6 million at March 31, 2025 and December 31, 2024. respectively.

The following table presents the components of lease expense:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease costs[1]	$895	$839
Finance lease costs:
Amortization of leased assets	1,445	1,269
Interest expense	159	134
Net lease costs	$2,499	$2,242

1.
Excludes short-term leases and variable lease costs, which are immaterial.

The following table presents supplemental cash flow information related to leases:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$942	$887
Operating cash flows for finance leases	$159	$134
Financing cash flows for finance leases	$1,446	$1,312
Leased assets exchanged for new lease liabilities:
Operating leases	$982	$393
Finance leases	$1,273	$1,831

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefit plans (OPEB):

	Three Months Ended March 31,
	Pension		OPEB
(in thousands)	2025	2024	2025	2024
Service cost	$1,266	$1,321	$14	$23
Interest cost	3,228	3,123	252	219
Expected return on plan assets	(2,932)	(3,237)	—	—
Amortization of prior service cost	—	5	—	—
Amortization of actuarial (gain) loss	43	20	(240)	(331)
Total net periodic cost	$1,605	$1,232	$26	$(89)

Funding of our non-qualified pension and other postretirement employee benefit plans was $0.9 million for both the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025 and 2024, we made contributions to our qualified pension benefit plan of $0.7 million and $0, respectively.

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details changes in amounts included in our Accumulated Other Comprehensive Income (AOCI) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended March 31,
(in thousands)	2025	2024
Pension and Other Postretirement Employee Benefits
Balance at beginning of period	$(28,651)	$(18,925)
Reclassifications from AOCI to earnings:
Other[1]	(197)	(306)
Tax effect	49	77
Net of tax amount	(148)	(229)
Balance at end of period	(28,799)	(19,154)
Cash Flow Hedges
Balance at beginning of period	142,792	121,957
Unrecognized gains (losses) arising in AOCI during the period:
Gross	(12,188)	21,872
Tax effect	84	(352)
Reclassifications from AOCI to earnings:
Gross[2]	(4,587)	(5,719)
Tax effect	82	124
Net of tax amount	(16,609)	15,925
Balance at end of period	126,183	137,882
Accumulated other comprehensive income, end of period	$97,384	$118,728

1.
Included in the computation of net periodic pension costs.
2.
Included in Interest expense, net on the Condensed Consolidated Statement of Operations.

See Note 11: Pension and Other Postretirement Employee Benefits and Note 6: Derivative Instruments for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expectations regarding economic conditions, including interest rates and the effect of changes in the federal funds rate on mortgage interest rates; expected seasonal fluctuations in our business segments; expected effectiveness of our hedging instruments and swaps; amount of net earnings on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected return on pension assets; future share repurchases and dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; the expected dollar amount of our share of the total sediment remediation project costs related to Thomson Reservoir; expectations regarding the development of forest carbon credits, carbon sequestration and other natural climate solution (NCS) markets; potential uses of our credit facility; expectations regarding debt obligations, interest payments and debt refinancing; maintenance of our investment grade credit rating; expectations regarding the U.S. housing market and home repair and remodeling activity; the lumber and log markets and pricing; lumber shipment volumes; timber harvest volumes; rural real estate and real estate development sales; sufficiency of cash and any necessary borrowings to meet operating requirements; expected capital expenditures; expectations regarding our ability to capitalize on actions that governments and businesses are taking on climate change and their commitments towards reducing greenhouse gas emissions; and similar matters.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as anticipates, believe, can, continue, could, estimated, expects, future, intends, long-term, may, ongoing, will, or similar words or terminology. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•
the effect of general economic conditions in the U.S. and international economies, including employment rates, interest rate levels, discount rates, housing starts, and the general availability of financing for home mortgages;
•
availability of labor and developable land;
•
changes in the level of residential and commercial construction and remodeling activity;
•
changes in U.S. tariff and trade policies and potential retaliatory actions by affected countries, and uncertainty regarding the timing and scope of such changes;
•
duties and trade agreements involving wood products;
•
changes in demand for our products and real estate;
•
changes in timber prices, harvest levels, and timberland values;
•
changes in silviculture, production and production capacity in the forest products industry;
•
reversal of policy that substantially increases timber sales from government owned land, including opening federal lands to thinning and additional harvesting to reduce fire risks;
•
competitive pricing pressures for our products;
•
disruptions or inefficiencies in our supply chain and/or operations and unanticipated manufacturing disruptions;
•
collectability of amounts owed by customers;
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
•
our ability to achieve the increased production capacity and reduced operating costs expected from the modernization and expansion of the Waldo, Arkansas sawmill; and
•
the failure of third parties to exercise option contracts for the purchase or lease of land intended for planned solar projects.

For a discussion of some of the factors that may affect our business, results and prospects and a nonexclusive listing of forward-looking statements, refer to Cautionary Statement Regarding Forward-Looking Information on page 1 and Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and Risk Factors in Part II, Item 1A in this this Quarterly Report on Form 10-Q. Investors should not interpret the disclosure of a risk to imply that the risk has not already materialized. Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

Our Company

We are a leading timberland REIT with ownership of 2.1 million acres of timberland. We also own six sawmills, an industrial grade plywood mill, a residential and commercial real estate development business and a rural timberland sales program. Our operations are organized into three business segments: Timberlands, Wood Products and Real Estate. Our Timberlands segment supplies our Wood Products segment a portion of its wood fiber needs with intersegment revenues based on prevailing market prices and represent a significant portion of the Timberlands segment’s total revenues. Our other segments generally do not generate intersegment revenues. In the discussion of our consolidated results of operations, our revenues and expenses are reported after elimination of intersegment revenues and expenses; however, in the Business Segment Results discussion below, each segment’s results, as applicable, are presented prior to these eliminations.

Our business segments have been and will continue to be influenced by a variety of factors, including U.S. tariff and trade policies, duties and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland, lumber prices, weather conditions, disruptions or inefficiencies in our supply chain including the availability of transportation, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, inflation, asset dispositions or acquisitions, impact of pandemics, fires at our Wood Product facilities or on our timberlands, other natural disasters, government regulation and enforcement actions, and other factors.

Some of the equipment, parts, and materials used in our operations are sourced from outside the U.S. As a result, the imposition of tariffs on imports could increase our costs. Although our international sales are insignificant, products manufactured by our Wood Products facilities are commodity-based and subject to market fluctuations affected by global supply and demand dynamics. The recent widespread tariffs announced by the U.S. on its major trading partners, the implementation of higher tariffs on imported goods and materials, and actions taken by foreign governments in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements) did not materially impact our first quarter results. While the long-term effects remain uncertain, we continue to closely monitor the evolving tariff policy environment, which presents a mix of impacts, including changes in the market price for the products we sell and higher operating costs. See Part II, Item 1A. Risk Factors for a discussion regarding tariff-related risks.

Global efforts to address climate change also present growth opportunities. As companies and governments pursue net-zero targets, we believe we are well positioned to provide products and services that support these goals through natural climate solution offerings, including selling or leasing land for renewable energy projects such as solar power generation facilities, supplying biomass for green energy, participating in forest carbon offset and carbon capture and storage projects, and other emerging technologies that allow wood fiber to be used in applications ranging from biofuels to bioplastics.

Non-GAAP Measures

To supplement our financial statements presented in accordance with generally accepted accounting principles in the United States (GAAP), we present certain non-GAAP measures on a consolidated basis, including Total Adjusted EBITDDA and Cash Available for Distribution (CAD), which are defined and further explained and reconciled to the nearest GAAP measure in the Liquidity and Performance Measures section below. The presentation of these non-GAAP financial measures should be considered only as supplemental to, and is not intended to be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Our definitions of these non-GAAP measures may differ from similarly titled measures and may not be comparable to other similarly titled non-GAAP measures presented by other companies due to potential inconsistencies in methods of calculation.

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

Demand for timber is tied to the broader need for lumber, pulp, paper, and packaging and is particularly impacted by U.S. home construction and renovation markets. Log markets differ by region and our Timberlands segment is also influenced by the availability of harvestable timber. Our Idaho log market is typically in balance but can be tensioned from time to time, while Southern log markets have historically had more supply. However, additional mill capacity being added in the U.S. South has positioned the region as a critical hub in North America’s lumber industry and has led to tightening of markets in certain geographies. Demand for our manufactured wood products tends to be lowest in the winter months when construction activity is slower, and strongest during spring through fall when construction activity is generally higher.

Rural real estate dispositions and acquisitions can also be adversely affected when access to some properties considered for sale or acquisition is limited due to adverse weather conditions. Development real estate sales occur throughout the year and are dependent upon when our development of residential neighborhoods and commercial lots are substantially completed. The timing of these sales can also be impacted by contractor availability to complete the necessary infrastructure and other improvements.

Interest rates affect our business primarily through their impact on mortgage rates, the broader U.S. economy, and our capital allocation strategies. Although mortgage rates are not directly set by the U.S. Federal Reserve, they tend to follow the movement of 10-year U.S. Treasury bonds, which is influenced by investor expectations regarding future Federal Reserve monetary policy. Factors such as inflation, unemployment, and the overall economic climate can influence the Federal Reserve's decisions regarding short-term borrowing rates. Despite the Federal Reserve reducing the key benchmark interest rates late in 2024, home mortgage rates have remained elevated, averaging approximately 6.65% during the first quarter of 2025 according to data from the Federal Home Loan Mortgage Corporation, primarily due to ongoing economic strength, potential rising inflation and the U.S. budget deficit, coupled with concerns surrounding global trade tensions from recent increased tariffs imposed (or threatened to be imposed) by the U.S. on various countries and retaliatory actions by affected countries.

Housing supply remains below the historical average, while affordability continues to hinder home buying, which has a negative effect on new home construction and repair and remodel activity. In April 2025, the U.S. Census Bureau reported privately-owned housing starts in March 2025 in excess of 1.3 million units (seasonally adjusted), with single-family housing starts averaging about 1.0 million (seasonally adjusted) during the first quarter of 2025, which was consistent with 2024 levels. Additionally, authorized building permits for single-family homes averaged nearly 990,000 units (seasonally adjusted) during the first quarter of 2025, which was consistent with the fourth quarter of 2024. Builders sentiment remains cautious amid high material costs, labor shortages, shortage of buildable lots, and concerns over rising tariffs. The National Association of Home Builders/Wells Fargo Housing Market Index reported in April 2025 that builder confidence for newly built single-family homes was 40, down from 46 in December 2024. While many of these factors are contributing to increased housing costs, we remain optimistic about the housing market’s long-term outlook, as the market continues to grapple with an undersupply of homes, historically low inventory levels, and a large millennial demographic entering their prime home-buying years.

The repair and remodel sector is the largest market segment for lumber demand. While the repair and remodel market faced short-term headwinds causing residential home remodeling to moderate during 2024, the sector is expected to grow at a mild pace throughout 2025. We believe long-term favorable underlying fundamentals, including a healthy labor market, solid household balance sheets, high levels of home equity, an aging existing housing stock and buyers with limited opportunities to move into new homes, will continue to support repair and remodel demand for our products.

In our Timberlands segment, a significant portion of our Idaho sawlog prices are indexed on a one-month lag to lumber prices. Our sawlog prices in the Northern region rose during the first quarter of 2025 compared to the first quarter of 2024, primarily because of higher lumber prices. In the Southern region, our sawlog prices experienced a slight decrease compared to the first quarter of 2024 primarily due to a higher mix of smaller harvested logs during the first quarter of 2025. Our total harvest volume of over 1.9 million tons in the first quarter of 2025 was on par with the first quarter of 2024, with higher Northern sawlog and Southern pulpwood harvests offset by fewer stumpage sales. We expect to harvest between 1.6 and 1.7 million tons during the second quarter of 2025, with approximately 82% of the volume in the Southern region.

In our Wood Products segment, strengthening lumber pricing and increased lumber shipments drove improved results compared to the first quarter of 2024. We shipped 290 million board feet of lumber during the first quarter of 2025, which was up from the first quarter of 2024 primarily as a result of increased shipments from our Waldo, Arkansas sawmill, which completed its ramp-up in production in the first quarter of 2025 following the completion of the construction phase of the expansion and modernization project (the Modernization Project) at the sawmill late in the second quarter of 2024. We expect to ship between 300 and 310 million board feet of lumber during the second quarter of 2025.

Our Real Estate segment benefited from increased rural real estate acres sold during the first quarter of 2025. We expect to sell approximately 8,000 rural acres and 20 residential lots in Chenal Valley during the second quarter of 2025.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Revenues	$268,260	$228,127	$40,133
Costs and expenses:
Cost of goods sold	220,405	212,160	8,245
Selling, general and administrative expenses	19,855	20,727	(872)
Environmental charge	490	—	490
	240,750	232,887	7,863
Operating income (loss)	27,510	(4,760)	32,270
Interest expense, net	(1,492)	282	(1,774)
Non-operating pension and other postretirement employee benefits	(351)	201	(552)
Other	(206)	(145)	(61)
Income (loss) before income taxes	25,461	(4,422)	29,883
Income taxes	344	4,117	(3,773)
Net income (loss)	$25,805	$(305)	$26,110
Total Adjusted EBITDDA[1]	$63,367	$29,722	$33,645

1.	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

First Quarter 2025 Compared with First Quarter 2024

Revenues

Revenues were $268.3 million, a $40.1 million increase compared with the first quarter of 2024 primarily due to higher lumber prices, higher lumber shipments from our Waldo, Arkansas sawmill, higher Idaho sawlog harvest volume and price, and more rural real estate acres sold. These increases were partially offset by lower Southern sawlog prices and stumpage sales, and fewer residential real estate development lot closings in Chenal Valley.

Cost of goods sold

Cost of goods sold increased $8.2 million compared to the first quarter of 2024 primarily due to increased lumber shipments, increased logging and hauling costs from increased harvest activity and more rural real estate acres sold. These impacts were partially offset by lower repair and maintenance costs and fewer residential real estate closings in Chenal Valley. The first quarter of 2024 also included additional depreciation on Waldo, Arkansas sawmill equipment that was removed upon completion of the Modernization Project.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $0.9 million compared with the first quarter of 2024 primarily as a result of lower employee and employee-related costs and mark-to-market adjustments for deferred incentive compensation plans, partially offset by increased professional service fees.

Environmental charge

During the first quarter of 2025, we accrued an additional $0.5 million related to our voluntary participation as a non-federal sponsor in a sediment contamination remediation project in Minnesota. Refer to Note 1: Basis of Presentation in the Notes to Condensed Consolidated Financial Statements for additional information.

Interest expense, net

Interest expense, net increased $1.8 million compared to the first quarter of 2024 primarily due to less interest income earned on lower average cash and cash equivalents held in interest bearing accounts.

Income taxes

Income taxes are primarily due to income or loss from our PotlatchDeltic taxable REIT subsidiaries (TRS). For the three months ended March 31, 2025, we recorded an income tax benefit of $0.3 million on TRS loss before tax of $2.5 million. For the three months ended March 31, 2024, we recorded an income tax benefit of $4.1 million on TRS loss before tax of $16.3 million.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first quarter of 2025 increased $33.6 million compared to the first quarter of 2024 primarily due to increased rural real estate acres sold, higher lumber prices and shipments, higher Northern sawlog prices and harvest volume, and lower general and administrative expenses. The increase in Total Adjusted EBITDDA was partially offset by fewer residential lots sold in Chenal Valley. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Revenues[1]	$102,451	$92,950	$9,501
Costs and expenses:
Logging and hauling	50,950	48,337	2,613
Other	6,934	7,774	(840)
Selling, general and administrative expenses	2,197	2,091	106
Timberlands Adjusted EBITDDA[2]	$42,370	$34,748	$7,622

1.	Prior to elimination of intersegment fiber revenues of $26.4 million and $24.5 million for the three months ended March 31, 2025 and 2024, respectively.
2.	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended March 31,
Harvest Volumes (in tons)	2025	2024	Change
Northern region
Sawlog	354,124	327,423	26,701
Pulpwood	13,893	1,863	12,030
Total	368,017	329,286	38,731

Southern region
Sawlog	654,191	654,623	(432)
Pulpwood	549,664	505,296	44,368
Stumpage	363,627	433,895	(70,268)
Total	1,567,482	1,593,814	(26,332)

Total harvest volume	1,935,499	1,923,100	12,399

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$124	$103	$21
Pulpwood	$52	$35	$17

Southern region
Sawlog	$45	$48	$(3)
Pulpwood	$31	$31	$—
Stumpage	$14	$18	$(4)

1.

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three months ended March 31, 2025 compared with the three months ended March 31, 2024:

(in thousands)	Three Months
Timberlands Adjusted EBITDDA - prior year	$34,748
Sales price and mix	3,256
Harvest volume	1,640
Logging and hauling costs per unit	682
Forest management, indirect and other	2,044
Timberlands Adjusted EBITDDA - current year	$42,370

First Quarter 2025 Compared with First Quarter 2024

Timberlands Adjusted EBITDDA for the first quarter of 2025 increased $7.6 million compared with the first quarter of 2024 primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region rose by 20.4%, to $124 per ton. This increase was driven by higher indexed and cedar sawlog prices in Idaho. In contrast, sawlog prices in the Southern region fell by 6.3% largely due to differences in product mix and market dynamics. Additionally, poor weather in parts of the Southern region during the first quarter of 2024 disrupted harvesting operations, which led to increased competition for available sawlogs and pushed prices higher in those markets compared to the first quarter of 2025.
•
Harvest Volume: Total Northern harvest volume increased 11.8% primarily due to more favorable operating conditions in the first quarter of 2025 allowing us to accelerate logging and hauling activities earlier in 2025 than in 2024. In the Southern region, increased pulpwood harvest volume was more than offset by fewer stumpage sales resulting in a 1.7% decrease in total harvest volume for the region compared to the first quarter of 2024.
•
Logging and Hauling Cost per Unit: Logging and hauling costs per delivered unit were lower, primarily due to shorter hauling distances, lower hourly rates and fuel costs in the Northern region, which was partially offset by longer pulpwood hauling distances in certain Southern markets.

•
Forest Management, Indirect and Other: Spending on roads and forest management activities decreased, while both solar land lease option revenue and third-party asset management fee revenue increased.

Wood Products Segment

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Revenues	$164,645	$148,598	$16,047
Costs and expenses[1]
Fiber costs	76,156	73,460	2,696
Freight, logging and hauling	20,427	18,101	2,326
Manufacturing costs	58,049	57,709	340
Finished goods inventory change	(5,067)	(4,333)	(734)
Selling, general and administrative expenses	3,353	3,709	(356)
Other	87	91	(4)
Wood Products Adjusted EBITDDA[2]	$11,640	$(139)	$11,779

1.	Prior to elimination of intersegment fiber costs of $26.4 million and $24.5 million for the three months ended March 31, 2025 and 2024, respectively.
2.	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended March 31,
	2025	2024	Change
Lumber shipments (MBF)[1]	289,810	271,148	18,662
Lumber sales prices ($ per MBF)	$454	$430	$24

1.	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three months ended March 31, 2025 compared with the three months ended March 31, 2024:

(in thousands)	Three Months
Wood Products Adjusted EBITDDA - prior year	$(139)
Lumber:
Price	6,486
Manufacturing costs per unit	1,791
Log costs per unit	1,427
Volume	157
Residuals, panels and other	1,918
Wood Products Adjusted EBITDDA - current year	$11,640

First Quarter 2025 Compared with First Quarter 2024

Wood Products Adjusted EBITDDA for the first quarter of 2025 increased $11.8 million compared to the first quarter of 2024 primarily as a result of the following:

•
Lumber Price: Average lumber sales price increased to $454 per MBF during the first quarter of 2025 from $430 per MBF during the first quarter of 2024.
•
Manufacturing Costs Per Unit: Manufacturing costs per unit was lower primarily due to increased production at our Waldo, Arkansas sawmill, which completed its ramp-up in production during the first quarter of 2025 following the completion of the Modernization Project at the sawmill late in the second quarter of 2024.
•
Log Costs Per Unit: Log costs per unit were lower primarily due to improved production recoveries at several of our sawmills, including the impact from the ramp-up at the Waldo, Arkansas sawmill, partially offset by higher log costs at our Idaho sawmill due to higher indexed sawlog prices.

•
Residual Sales, Panels and Other: Increased plywood production allowed for improved fixed cost absorption compared to the first quarter of 2024. Additionally, administrative cost decreased compared to the first quarter of 2024, primarily due to lower employee-related costs.

Real Estate Segment

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Revenues	$27,591	$11,107	$16,484
Costs and expenses
Cost of goods sold	3,337	3,191	146
Selling, general and administrative expenses	1,497	1,688	(191)
Real Estate Adjusted EBITDDA[1]	$22,757	$6,228	$16,529

1.	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended March 31,
	2025	2024
Acres sold	7,043	1,801
Average price per acre	$3,303	$3,069

Development Real Estate	Three Months Ended March 31,
	2025	2024
Residential lots	11	24
Average price per lot	$112,745	$119,750

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three months ended March 31, 2025 compared with the three months ended March 31, 2024:

(in thousands)	Three Months
Real Estate Adjusted EBITDDA - prior year	$6,228
Rural real estate sales	17,853
Real estate development sales	(1,356)
Selling, general and administrative expenses	191
Other costs, net	(159)
Real Estate Adjusted EBITDDA - current year	$22,757

First Quarter 2025 Compared with First Quarter 2024

Real Estate Adjusted EBITDDA for the first quarter of 2025 increased $16.5 million compared to the first quarter of 2024 primarily as a result of the following:

•
Rural Sales: There were more rural real estate acres sold in the first quarter of 2025 compared to the first quarter of 2024. Rural real estate sales in the first quarter of 2025 included a 2,200-acre conservation land sale for approximately $3,300 per acre and an 1,100-acre sale for approximately $2,700 per acre, both of which occurred in Georgia. There were no similar transactions in the first quarter of 2024. Rural real estate sales can vary quarter-to-quarter with the average price per acre fluctuating based on both the geographic area of the real estate and product mix.
•
Development Sales: During the first quarter of 2025, we sold 11 residential lots at an average lot price of $112,745 compared to 24 lots at an average lot price of $119,750 during the first quarter of 2024. The average price per residential lot fluctuates based on a variety of factors including size, location, and planned end use within the developments.

Liquidity and Capital Resources

Cash generated by our operations is highly dependent on the selling prices and volumes of our products and can vary from period to period. Changes in significant sources and uses of cash for the three months ended March 31, 2025 and 2024 are presented by category as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Net cash from operating activities	$49,051	$16,029	$33,022
Net cash from investing activities	$(12,808)	$(36,996)	$24,188
Net cash from financing activities	$(40,400)	$(36,571)	$(3,829)

Net Cash Flows from Operating Activities

Net cash from operating activities increased $33.0 million in the first quarter of 2025 compared to the first quarter of 2024 primarily as a result of the following:

•
Cash received from customers increased $40.4 million primarily due to higher lumber prices and shipments, increased Northern sawlog prices and harvest volumes and more rural real estate acres sold. These increases were partially offset by lower Southern sawlog prices and fewer stumpage sales, and fewer development real estate lot closings in Chenal Valley.
•
Cash payments increased $9.3 million primarily due to increased sawlog harvests in the Northern region, increased pulpwood harvests in the Southern region, increased production at our Waldo, Arkansas sawmill and increased development project spend in Chenal Valley. These increases were partially offset by lower employee-related costs, including lower variable compensation, lower repairs and maintenance expenditures at our mills and lower forest management and road costs.
•
During the first quarter of 2024, we received the final $1.7 million of insurance proceeds related to business interruption insurance following the fire at our Ola, Arkansas sawmill in June 2021.
•
Cash paid for interest remained consistent with the first quarter of 2024. Cash from operating activities for the first quarter of 2025 includes reclassification of $7.0 million received from interest rate swaps that contain an other-than-insignificant financing element at inception as investing ($6.6 million) and financing ($0.4 million) activities. Cash from operating activities for first quarter of 2024 includes reclassification of $7.4 million received from interest rate swaps that contain an other-than-insignificant financing element at inception as investing ($6.9 million) and financing ($0.5 million) activities.
•
We received $2.5 million of income tax refunds in the first quarter of 2025.
•
Cash contributions to our pension and other postretirement employee benefit plans increased in the first quarter of 2025, due to a $0.7 million contribution we made to our qualified pension plan.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
Cash expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first quarter of 2025 and 2024 were $19.5 million and $12.9 million, respectively. Cash expenditures during the first quarter of 2025 include the final close out payment of $6.6 million for the Waldo sawmill Modernization Project.
•
Cash expenditures for timberland acquisitions during the first quarter of 2025 was approximately $0.1 million compared to $31.4 million during the first quarter of 2024, which included the acquisition of 16,000 acres of mature timberlands in Arkansas.
•
We received $6.6 million during the first quarter of 2025, compared to $6.9 million during the first quarter of 2024, from certain interest rate swaps that contained an other-than-insignificant financing element at inception, which are required to be classified in investing activities. Cash flows from these above-market interest rate swaps reduce our interest costs on the corresponding variable rate debt.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
During the first quarter of 2025, we repurchased 93,100 shares of our common stock totaling $4.1 million, including $0.2 million of repurchases that were not settled in cash until the second quarter of 2025. No shares of our common stock were repurchased during the first quarter of 2024.
•
Dividend payments of $35.4 million during the first quarter of 2025 compared to $35.8 million during the first quarter of 2024, as a result of fewer shares outstanding.

Future Sources and Uses of Cash

At March 31, 2025, we had cash and cash equivalents of $147.5 million. We expect cash and cash equivalents on hand, cash generated from our operating activities, and available borrowing capacity under our Credit Agreement, if needed, to be adequate to meet our future cash requirements. At March 31, 2025, there were no significant changes in our cash commitments arising in the normal course of business under our known contractual and other obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Capital Expenditures

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on an expected level of return on investments. We expect to spend approximately $60.0 million to $65.0 million for capital expenditures during 2025, which excludes the final closeout payment of $6.6 million for the Waldo sawmill Modernization Project.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). At March 31, 2025, we had remaining authorization of $85.9 million for future stock repurchases under the 2022 Repurchase Program. Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 (the Exchange Act), or through privately negotiated transactions. Subject to the terms of any trading plan, the 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason.

Term Loans, Credit Agreement, and Interest Rate Swap Agreements

At March 31, 2025, our total outstanding long-term debt was $1.0 billion, all of which was drawn under an amended and restated credit agreement dated as of March 22, 2018 (Amended Term Loan Agreement) with our primary lender, AgWest Farm Credit, PCA (as successor in interest to Northwest Farm Credit Services, PCA). All interest rates on our outstanding long-term debt are fixed either under fixed-rate loans or variable-rate loans with an associated interest rate swap that fixes the variable benchmark interest rate component. At March 31, 2025, $127.5 million of our outstanding long-term debt was classified as current on our accompanying Condensed Consolidated Balance Sheets, consisting of a $100.0 million fixed-rate term loan that matures in August 2025 and a $27.5 million variable rate term loan that matures in February 2026. We plan on refinancing the $100.0 million term loan upon maturity and are currently evaluating options to either refinance or payoff the $27.5 million term loan upon maturity. At March 31, 2025, we had a $75.0 million forward-starting interest rate swap available to fix the interest rate on future debt refinancing.

We have a $300.0 million revolving line of credit with a syndicate of lenders, that matures February 14, 2027 (Amended Credit Agreement). Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At March 31, 2025, there were no borrowings under the revolving line of credit and approximately $0.6 million of the credit facility was utilized by outstanding letters of credit.

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

The following table presents the components and applicable limits of Total Asset Value (TAV), a component of the Leverage Ratio, at March 31, 2025:

(in thousands)
Estimated timberland fair value	$5,191,368
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	386,581
Cash and cash equivalents	147,477
Other[1]	8,425
Total Asset Value	$5,733,851

1

Includes, as applicable, Company Owned Life Insurance (limited to 5% of TAV), Construction in Progress (limited to 10% of TAV) and Investments in Affiliates (limited to 15% of TAV) as defined in the Financing Agreements.

As of March 31, 2025, we were in compliance with all covenants under the Financing Agreements. The following table sets forth the financial covenants for the Financing Agreements and our status with respect to these covenants at September 30, 2024:

	Covenant Requirement		Actual
Interest Coverage Ratio	≥	3.00 to 1.00	9.1
Leverage Ratio	≤	40%	18%

Credit Ratings

Two major debt rating agencies routinely evaluate our debt, and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade. There have been no changes in our credit rating during the three months ended March 31, 2025.

Capital Structure

(in thousands)	March 31, 2025	December 31, 2024
Long-term debt (including current portion)	$1,034,917	$1,034,652
Cash and cash equivalents	(147,477)	(151,551)
Net debt	887,440	883,101
Market capitalization[1]	3,550,718	3,088,347
Enterprise value	$4,438,158	$3,971,448

Net debt to enterprise value	20.0%	22.2%
Dividend yield[2]	4.0%	4.6%
Weighted-average cost of debt, after tax[3]	2.3%	2.3%

1.

Market capitalization is based on outstanding shares of 78.7 million, both at March 31, 2025 and December 31, 2024, times closing share prices of $45.12 and $39.25 at March 31, 2025 and December 31, 2024, respectively.

2.	Dividend yield is based on annualized dividends per share of $1.80 and share prices of $45.12 and $39.25 at March 31, 2025 and December 31, 2024, respectively.
3.	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

Liquidity and Performance Measures

The discussion below is presented to enhance the reader’s understanding of our operating performance, and our ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures: Total Adjusted EBITDDA and Cash Available for Distribution (CAD). These measures are not defined by GAAP and the discussion of Total Adjusted EBITDDA and CAD is not intended to conflict with or change any of the GAAP disclosures described herein. These non-GAAP financial measures should be considered only as supplemental to, and are not intended to be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Additionally, these non-GAAP financial measures may not be the same as or comparable to other similarly titled non-GAAP financial measures presented by other companies due to potential inconsistencies in methods of calculation.

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

We reconcile Total Adjusted EBITDDA to net income (loss) for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income (loss) to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income (loss)	$25,805	$(305)
Interest expense, net	1,492	(282)
Income taxes	(344)	(4,117)
Depreciation, depletion and amortization	25,404	30,395
Basis of real estate sold	9,867	4,092
Non-operating pension and other postretirement employee benefits	351	(201)
Environmental charge	490	—
Loss (gain) on disposal of assets	96	(5)
Other	206	145
Total Adjusted EBITDDA	$63,367	$29,722

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

The following table provides a reconciliation of net cash from operating activities to CAD:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Net cash from operating activities[1,2]	$49,051	$16,029	$221,492	$136,001
Capital expenditures[3]	(19,536)	(44,307)	(96,225)	(155,547)
CAD	$29,515	$(28,278)	$125,267	$(19,546)
Net cash from investing activities[4]	$(12,808)	$(36,996)	$(67,874)	$(127,404)
Net cash from financing activities	$(40,400)	$(36,571)	$(186,200)	$(171,481)

1.

Net cash from operating activities for the three and twelve months ended March 31, 2025, includes cash paid for real estate development expenditures of $3.3 million and $10.3 million, respectively. Net cash from operating activities for the three and twelve months ended March 31, 2024, includes cash paid for real estate development expenditures of $1.1 million and $10.2 million, respectively.

2.

Net cash from operating activities for the three and twelve months ended March 31, 2025, excludes $7.0 million and $29.2 million, respectively, of interest rate swap proceeds classified as investing and financing activities. Net cash from operating activities for the three and twelve months ended March 31, 2024, excludes $7.5 million and $27.7 million, respectively, of interest rate swap proceeds classified as investing and financing activities.

3.

The three and twelve months ended March 31, 2025, includes capital expenditures of $6.6 million and $43.9 million, respectively, related to the Waldo Modernization Project. The three and twelve months ended March 31, 2024, includes capital expenditures of $0.6 million and $74.8 million, respectively, related to the Waldo Modernization Project.

4.	Net cash from investing activities includes payment for capital expenditures and acquisition of non-strategic timber and timberlands, which is also included in our reconciliation of CAD.

Critical Accounting Policies and Estimates

There have been no significant changes during 2025 to our critical accounting policies or estimates as presented in our 2024 Annual Report on Form 10-K.

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

For quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposures to market risk have not changed materially since December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2025. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A. RISK FACTORS

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. For a discussion of our risk factors, see Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. With the exception of the risk factor noted below, there have been no material changes from the risk factors previously disclosed therein. The following risk factor and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face; others, either unforeseen or currently deemed not material, may also have a negative impact on our company. If any of the following occurs, our business, operating results, cash flows, and financial condition could be materially adversely affected.

Tariffs and other import measures imposed by the United States, or by other countries in response to such actions or threatened actions by the United States, may adversely affect our business, operations, and financial results.

In January 2025, the U.S. government began a comprehensive review of its trade policies and relations, which has resulted in changes to trade agreements and the imposition of higher tariffs on certain countries, industries, and materials, including those from Canada, Mexico, China, and the European Union.

Some of the equipment, parts, and materials used in our operations are sourced from outside the U.S. As a result, the imposition of tariffs on imports could increase our costs. These cost increases could lead to higher operational expenses and capital investments, potential supply chain disruptions or delays, reduced margins, a pause or discontinuance of capital investments, reduced demand for our products, or diminish our competitive position in the market. Furthermore, some countries affected by these U.S. trade policy changes have imposed retaliatory tariffs, and others are considering similar actions. These retaliatory measures could adversely impact the U.S. economy, our industry, and the global demand for U.S. forest products, potentially leading to a reduction in our business, financial condition, and results of operations.

The products manufactured by our Wood Products facilities are commodity-based and subject to market fluctuations driven by supply and demand dynamics. While our international sales are insignificant, any retaliatory tariffs on U.S. exports imposed by other countries could negatively affect international demand for products from our competitors and customers, which could, in turn, reduce demand for and pricing of our products.

Given the current trade policy environment, we cannot predict how customers will respond to these policy changes, including the imposition of new tariffs, or any actions we take to offset their impact. Customers may reduce spending, delay orders, or shift their purchasing to competitors, all of which could adversely affect our financial performance and competitive position. Additionally, the volatility and unpredictability of trade policies – both in the U.S. and abroad – could complicate our ability to effectively forecast and plan within our operations and execute our capital allocation strategy. We cannot predict future changes in U.S. trade policy, including any changes that may result from shifts in administration, nor can we anticipate the future trade policies of other countries from which we source goods or materials, or the potential impact of trade agreements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 (the Exchange Act), or through privately negotiated transactions. During the three months ended March 31, 2025, we repurchased shares through a trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.

The following table provides information with respect to purchases of common stock made by the company during the three months ended March 31, 2025:

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	$90,000,107
February 1 - February 28	43,800	$44.41	43,800	$88,054,956
March 1 - March 31	49,300	$44.62	49,300	$85,855,311
Total	93,100	$44.52	93,100	$85,855,311

At March 31, 2025, we had remaining authorization of $85.9 million for future stock repurchases under the 2022 Repurchase Program. We record share repurchases upon trade date as opposed to settlement date when cash is disbursed.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of the company's officers or directors adopted, modified, or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

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
101

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed on May 2, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ GLEN F. SMITH
Glen F. Smith
Chief Accounting Officer (Duly Authorized; Principal Accounting Officer)

Date:	May 2, 2025