Form 10-Q
period 2025-06-30
POTLATCHDELTIC CORP
filed 2025-08-01
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding (in thousands) at July 29, 2025, was 77,286.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenues	$274,985	$320,671	$543,245	$548,798
Costs and expenses:
Cost of goods sold	239,332	282,473	459,737	494,633
Selling, general and administrative expenses	21,807	20,752	41,662	41,479
Environmental charge	—	—	490	—
	261,139	303,225	501,889	536,112
Operating income	13,846	17,446	41,356	12,686
Interest expense, net	(10,412)	(8,696)	(11,904)	(8,414)
Non-operating pension and other postretirement employee benefits	(351)	201	(702)	402
Other	741	(23)	535	(168)
Income before income taxes	3,824	8,928	29,285	4,506
Income taxes	3,530	4,750	3,874	8,867
Net income	$7,354	$13,678	$33,159	$13,373

Net income per share:
Basic	$0.09	$0.17	$0.42	$0.17
Diluted	$0.09	$0.17	$0.42	$0.17
Dividends per share	$0.45	$0.45	$0.90	$0.90
Weighted-average shares outstanding
Basic	78,280	79,627	78,643	79,656
Diluted	78,441	79,741	78,781	79,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$7,354	$13,678	$33,159	$13,373
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits	(147)	(230)	(295)	(459)
Cash flow hedges	(7,706)	3,611	(24,315)	19,536
Other comprehensive income (loss), net of tax	(7,853)	3,381	(24,610)	19,077
Comprehensive income (loss)	$(499)	$17,059	$8,549	$32,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$95,277	$151,551
Customer receivables, net	33,799	23,358
Inventories, net	87,037	82,926
Other current assets	42,741	41,295
Total current assets	258,854	299,130
Property, plant and equipment, net	396,167	408,913
Investment in real estate held for development and sale	53,642	50,809
Timber and timberlands, net	2,320,697	2,357,151
Intangible assets, net	12,971	13,861
Other long-term assets	142,372	175,579
Total assets	$3,184,703	$3,305,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$96,569	$95,628
Current portion of long-term debt	127,383	99,552
Current portion of pension and other postretirement employee benefits	5,098	5,098
Total current liabilities	229,050	200,278
Long-term debt	907,786	935,100
Pension and other postretirement employee benefits	75,328	76,272
Deferred tax liabilities, net	16,729	21,123
Other long-term obligations	33,883	35,000
Total liabilities	1,262,776	1,267,773
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, 200,000 shares authorized, 77,286 and 78,684 shares issued and outstanding	77,286	78,684
Additional paid-in capital	2,321,235	2,315,176
Accumulated deficit	(566,125)	(470,331)
Accumulated other comprehensive income	89,531	114,141
Total stockholders’ equity	1,921,927	2,037,670
Total liabilities and stockholders' equity	$3,184,703	$3,305,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,159	$13,373
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	52,537	60,476
Basis of real estate sold	21,348	60,617
Change in deferred taxes	(3,875)	(8,839)
Pension and other postretirement employee benefits	3,263	2,288
Equity-based compensation expense	5,954	5,522
Amortization related to redesignated forward-starting interest rate swaps	5,651	5,286
Interest received under swaps with other-than-insignificant financing element	(13,936)	(14,967)
Other, net	1,163	26
Change in working capital and operating-related activities, net	(4,508)	(3,996)
Real estate development expenditures	(6,104)	(2,722)
Funding of pension and other postretirement employee benefits	(4,602)	(2,135)
Proceeds from insurance recoveries	—	1,680
Net cash from operating activities	90,050	116,609

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(15,750)	(26,603)
Timberlands reforestation and roads	(11,336)	(12,814)
Acquisition of timber and timberlands	(374)	(31,481)
Interest received under swaps with other-than-insignificant financing element	13,123	13,924
Other, net	975	618
Net cash from investing activities	(13,362)	(56,356)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(70,213)	(71,456)
Repurchase of common stock	(60,030)	(23,905)
Other, net	(2,126)	(2,236)
Net cash from financing activities	(132,369)	(97,597)
Change in cash, cash equivalents and restricted cash	(55,681)	(37,344)
Cash, cash equivalents and restricted cash at beginning of period	151,725	237,688
Cash, cash equivalents and restricted cash at end of period	$96,044	$200,344

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$814	$1,177
Accrued timberlands reforestation and roads	$1,842	$1,912
Repurchase of common stock pending settlement	$—	$1,107

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown above in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2025	June 30, 2024
Cash and cash equivalents	$95,277	$199,723
Restricted cash included in other current and long-term assets[1]	767	621
Total cash, cash equivalents, and restricted cash	$96,044	$200,344

1.
Amounts included in restricted cash represent proceeds held by a qualified intermediary that were or are intended to be reinvested in timber and timberlands. At June 30, 2025 and 2024, $0.1 million and $0 were classified as Other current assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income	Equity
Balance, December 31, 2024	78,684	$78,684	$2,315,176	$(470,331)	$114,141	$2,037,670
Net income	—	—	—	25,805	—	25,805
Shares issued for stock compensation	104	104	(104)	—	—	—
Equity-based compensation expense	—	—	2,759	—	—	2,759
Repurchase of common stock	(93)	(93)	—	(4,054)	—	(4,147)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(148)	(148)
Cash flow hedges, net of tax	—	—	—	—	(16,609)	(16,609)
Dividends on common stock, $0.45 per share	—	—	—	(35,435)	—	(35,435)
Other transactions, net	—	—	103	(105)	—	(2)
Balance, March 31, 2025	78,695	78,695	2,317,934	(484,120)	97,384	2,009,893
Net income	—	—	—	7,354	—	7,354
Shares issued for stock compensation	10	10	(10)	—	—	—
Equity-based compensation expense	—	—	3,195	—	—	3,195
Repurchase of common stock	(1,419)	(1,419)	—	(54,464)	—	(55,883)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(147)	(147)
Cash flow hedges, net of tax	—	—	—	—	(7,706)	(7,706)
Dividends on common stock, $0.45 per share	—	—	—	(34,778)	—	(34,778)
Other transactions, net	—	—	116	(117)	—	(1)
Balance, June 30, 2025	77,286	$77,286	$2,321,235	$(566,125)	$89,531	$1,921,927

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income	Equity
Balance, December 31, 2023	79,365	$79,365	$2,303,992	$(315,291)	$103,032	$2,171,098
Net loss	—	—	—	(305)	—	(305)
Shares issued for stock compensation	143	143	(143)	—	—	—
Equity-based compensation expense	—	—	2,560	—	—	2,560
Pension plans and OPEB obligations, net of tax	—	—	—	—	(229)	(229)
Cash flow hedges, net of tax	—	—	—	—	15,925	15,925
Dividends on common stock, $0.45 per share	—	—	—	(35,779)	—	(35,779)
Other transactions, net	—	—	90	(88)	—	2
Balance, March 31, 2024	79,508	79,508	2,306,499	(351,463)	118,728	2,153,272
Net income	—	—	—	13,678	—	13,678
Shares issued for stock compensation	4	4	(4)	—	—	—
Equity-based compensation expense	—	—	2,962	—	—	2,962
Repurchase of common stock	(610)	(610)	—	(24,402)	—	(25,012)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(230)	(230)
Cash flow hedges, net of tax	—	—	—	—	3,611	3,611
Dividends on common stock, $0.45 per share	—	—	—	(35,677)	—	(35,677)
Other transactions, net	—	—	98	(103)	—	(5)
Balance, June 30, 2024	78,902	$78,902	$2,309,555	$(397,967)	$122,109	$2,112,599

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

In May 2025, we paid $2.5 million related to our obligations under the Thomson Reservoir Project, leaving $0.1 million accrued as of June 30, 2025. For additional details regarding the project, refer to the section “Commitments, Contingencies and Legal Matters” in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 require that public entities, on an annual basis, (i) disclose specific categories in the income tax rate reconciliation and (ii) provide additional information for reconciling items, including disaggregation by jurisdiction, that meet a quantitative threshold prescribed by the standard. ASU 2023-09 should be applied on a prospective basis; however, retrospective application is permitted. The adoption of this ASU on January 1, 2025 will be reflected in our annual financial statements for the year ended December 31, 2025. As ASU 2023-09 impacts disclosures only, we do not expect the adoption to have a material impact on our consolidated financial statements.

Recent Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated quantitative disclosure in the notes to the financial statements of prescribed expense categories included within relevant income statement expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. Management is currently evaluating this ASU. As the standard impacts disclosures only, we do not expect the adoption to have a material impact on our consolidated financial statements.

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

The following table presents our revenues by major product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Timberlands
Northern region
Sawlogs	$46,003	$40,564	$89,867	$74,370
Pulpwood	1,122	215	1,851	280
Other	387	375	859	686
Total Northern revenues	47,512	41,154	92,577	75,336

Southern region
Sawlogs	30,958	34,309	60,587	65,525
Pulpwood	15,163	15,315	32,381	30,963
Stumpage	3,692	4,088	8,811	11,720
Other	4,339	3,936	9,759	8,208
Total Southern revenues	54,152	57,648	111,538	116,416
			-
Total Timberlands revenues	101,664	98,802	204,115	191,752

Wood Products
Lumber	136,372	120,888	267,820	237,611
Residuals and Panels	35,447	32,691	68,644	64,566
Total Wood Products revenues	171,819	153,579	336,464	302,177

Real Estate
Rural real estate	23,177	84,853	46,438	90,379
Development real estate	1,882	7,488	3,126	10,362
Other	4,037	3,391	7,123	6,098
Total Real Estate revenues	29,096	95,732	56,687	106,839

Total segment revenues	302,579	348,113	597,266	600,768
Intersegment Timberlands revenues[1]	(27,594)	(27,442)	(54,021)	(51,970)
Total consolidated revenues	$274,985	$320,671	$543,245	$548,798

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

The following tables summarize information for each of the company’s reportable segments and include a reconciliation of Segment operating income (loss) as the closest measurement to GAAP for the reportable segments to Segment Adjusted EBITDDA.

	Three Months Ended June 30, 2025
(in thousands)	Timberlands	Wood Products	Real Estate	Total
Revenues from external customers	$74,070	$171,819	$29,096	$274,985
Intersegment Timberlands revenues[1]	27,594	—	—	27,594
	101,664	171,819	29,096	302,579

Cost of goods sold[2]
Fiber costs[2]	—	80,373	—	80,373
Freight, logging and hauling[2]	48,556	21,627	—	70,183
Manufacturing costs[2,3]	—	64,269	—	64,269
Finished goods inventory change[2]	—	244	—	244
Depreciation, depletion and amortization[2]	15,172	10,388	139	25,699
Basis in real estate sold[2]	—	—	11,486	11,486
Other[4]	10,945	414	4,497	15,856
	74,673	177,315	16,122	268,110
Segment selling, general and administrative expenses[5]	2,924	3,604	1,899	8,427
Segment operating income (loss)	24,067	(9,100)	11,075	26,042

Depreciation, depletion and amortization[6]	15,499	10,495	159	26,153
Basis in real estate sold	—	—	11,486	11,486
Loss on disposal of assets	—	328	—	328
Segment Adjusted EBITDDA	$39,566	$1,723	$22,720	$64,009

The footnotes below the table for the six months ended June 30, 2024 are also applicable to the above table.

	Three Months Ended June 30, 2024
(in thousands)	Timberlands	Wood Products	Real Estate	Total
Revenues from external customers	$71,360	$153,579	$95,732	$320,671
Intersegment Timberlands revenues[1]	27,442	—	—	27,442
	98,802	153,579	95,732	348,113

Cost of goods sold[2]
Fiber costs[2]	—	75,583	—	75,583
Freight, logging and hauling[2]	51,992	20,390	—	72,382
Manufacturing costs[2,3]	—	60,111	—	60,111
Finished goods inventory change[2]	—	389	—	389
Depreciation, depletion and amortization[2]	16,463	12,119	115	28,697
Basis in real estate sold[2]	—	—	56,528	56,528
Other[4]	9,989	25	4,256	14,270
	78,444	168,617	60,899	307,960
Segment selling, general and administrative expenses[5]	3,024	3,928	1,929	8,881
Segment operating income (loss)	17,334	(18,966)	32,904	31,272

Depreciation, depletion and amortization[6]	16,790	12,227	136	29,153
Basis in real estate sold	—	—	56,528	56,528
Gain on disposal of assets	—	(66)	—	(66)
Segment Adjusted EBITDDA	$34,124	$(6,805)	$89,568	$116,887

The footnotes below the table for the six months ended June 30, 2024 are also applicable to the above table.

	Six Months Ended June 30, 2025
(in thousands)	Timberlands	Wood Products	Real Estate	Total
Revenues from external customers	$150,094	$336,464	$56,687	$543,245
Intersegment Timberlands revenues[1]	54,021	—	—	54,021
	204,115	336,464	56,687	597,266

Cost of goods sold[2]
Fiber costs[2]	—	156,529	—	156,529
Freight, logging and hauling[2]	99,506	42,054	—	141,560
Manufacturing costs[2,3]	—	122,318	—	122,318
Finished goods inventory change[2]	—	(4,823)	—	(4,823)
Depreciation, depletion and amortization[2]	30,350	19,833	260	50,443
Basis in real estate sold[2]	—	—	21,354	21,354
Other[4]	17,879	597	7,835	26,311
	147,735	336,508	29,449	513,692
Segment selling, general and administrative expenses[5]	5,448	7,065	3,416	15,929
Segment operating income (loss)	50,932	(7,109)	23,822	67,645

Depreciation, depletion and amortization[6]	31,005	20,048	300	51,353
Basis in real estate sold	—	—	21,354	21,354
Loss on disposal of assets	—	424	—	424
Segment Adjusted EBITDDA	$81,937	$13,363	$45,476	$140,776

The footnotes below the table for the six months ended June 30, 2024 are also applicable to the above table.

	Six Months Ended June 30, 2024
(in thousands)	Timberlands	Wood Products	Real Estate	Total
Revenues from external customers	$139,782	$302,177	$106,839	$548,798
Intersegment Timberlands revenues[1]	51,970	—	—	51,970
	191,752	302,177	106,839	600,768

Cost of goods sold[2]
Fiber costs[2]	—	149,043	—	149,043
Freight, logging and hauling[2]	100,329	38,491	—	138,820
Manufacturing costs[2,3]	—	117,820	—	117,820
Finished goods inventory change[2]	—	(3,944)	—	(3,944)
Depreciation, depletion and amortization[2]	33,760	24,527	231	58,518
Basis in real estate sold[2]	—	—	60,622	60,622
Other[4]	17,763	118	7,440	25,321
	151,852	326,055	68,293	546,200
Segment selling, general and administrative expenses[5]	5,443	7,745	3,639	16,827
Segment operating income (loss)	34,457	(31,623)	34,907	37,741

Depreciation, depletion and amortization[6]	34,415	24,743	274	59,432
Basis in real estate sold	—	—	60,622	60,622
Gain on disposal of assets	—	(64)	(7)	(71)
Segment Adjusted EBITDDA	$68,872	$(6,944)	$95,796	$157,724

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

The following table reconciles Total Segment Adjusted EBITDDA to Total Adjusted EBITDDA and Income before income taxes. Corporate information is included to reconcile segment data to the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total Segment Adjusted EBITDDA	$64,009	$116,887	$140,776	$157,724
Corporate Adjusted EBITDDA[1]	(13,164)	(11,756)	(25,313)	(24,421)
Eliminations and adjustments[2]	1,180	(1,958)	(71)	(408)
Total Adjusted EBITDDA	52,025	103,173	115,392	132,895
Interest expense, net	(10,412)	(8,696)	(11,904)	(8,414)
Depreciation, depletion and amortization[3]	(26,370)	(29,268)	(51,774)	(59,663)
Basis in real estate sold	(11,481)	(56,525)	(21,348)	(60,617)
Environmental charge	—	—	(490)	—
Non-operating pension and other postretirement employee benefits	(351)	201	(702)	402
Loss (gain) on disposal of assets	(328)	66	(424)	71
Other	741	(23)	535	(168)
Income before income taxes	$3,824	$8,928	$29,285	$4,506

1.
Corporate Adjusted EBITDDA includes costs specifically not allocated to the segments including, but not limited to, certain corporate department direct expenses and employee wages and benefits. Corporate Adjusted EBITDDA is regularly provided to the CODM.
2.
Includes elimination of intersegment profit in ending Wood Products inventory for logs purchased from our Timberlands segment and LIFO adjustments.
3.
Excludes amortization of bond discounts and deferred loan fees which are reported within interest expense, net on the Condensed Consolidated Statements of Operations.

The following tables summarize additional reportable segment financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation, depletion and amortization:
Timberlands	$15,499	$16,790	$31,005	$34,415
Wood Products	10,495	12,227	20,048	24,743
Real Estate	159	136	300	274
Corporate	217	115	421	231
	26,370	29,268	51,774	59,663
Bond discounts and deferred loan fees[1]	381	406	763	813
Total depreciation, depletion and amortization	$26,751	$29,674	$52,537	$60,476

Basis of real estate sold:
Real Estate	$11,486	$56,528	$21,354	$60,622
Eliminations and adjustments	(5)	(3)	(6)	(5)
Total basis of real estate sold	$11,481	$56,525	$21,348	$60,617

1.
Included within interest expense, net in the Condensed Consolidated Statements of Operations.

(in thousands)	June 30, 2025	December 31, 2024
Assets:
Timberlands[1]	$2,339,787	$2,396,642
Wood Products	533,168	537,665
Real Estate[2]	95,703	67,527
	2,968,658	3,001,834
Corporate	216,045	303,609
Total consolidated assets	$3,184,703	$3,305,443

1.
We do not report rural real estate separately from Timberlands as we do not report these assets separately to management.
2.
Real Estate assets primarily consist of a master planned community development and a country club.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Capital Expenditures:[1]
Timberlands	$4,048	$4,940	$11,400	$12,845
Wood Products	2,964	20,869	14,713	25,578
Real Estate[2]	3,358	1,843	7,036	3,037
	10,370	27,652	33,149	41,460
Corporate	41	483	41	679
Total capital expenditures	$10,411	$28,135	$33,190	$42,139

1.
Does not include the acquisition of timber and timberlands, all of which were acquired by our Timberlands segment.
2.
Real Estate capital expenditures include development expenditures of $2.8 million and $6.1 million for the three and six months ended June 30, 2025, respectively, and $1.6 million and $2.7 million for the three and six months ended June 30, 2024, respectively.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Basic weighted-average shares outstanding	78,280	79,627	78,643	79,656
Incremental shares due to:
Performance shares	43	49	39	42
Restricted stock units	118	65	99	58
Diluted weighted-average shares outstanding	78,441	79,741	78,781	79,756

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

For the three and six months ended June 30, 2025, there were approximately 257,900 and 281,500 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. For the three and six months ended June 30, 2024, there were approximately 19,000 and 78,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted from time to time in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (each, a Trading Plan). The timing, manner, price and amount of repurchases will be determined according to, and subject to, the terms of a Trading Plan, and, subject to the terms of a Trading Plan, the 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason. During the three and six months ended June 30, 2025, we repurchased 1,418,823 and 1,511,923 shares of our common stock, respectively, for total consideration of $55.9 million and $60.0 million, respectively, under the 2022 Repurchase Program. During the three and six months ended June 30, 2024, we repurchased 609,624 shares of our common stock for total consideration of $25.0 million under the 2022 Repurchase Program. At June 30, 2025, we had remaining authorization of $30.0 million for future stock repurchases under the 2022 Repurchase Program. Transaction costs are not counted against authorized funds.

We record share repurchases upon trade date as opposed to the settlement date. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	June 30, 2025	December 31, 2024
Logs	$29,891	$31,786
Lumber, panels and veneer	41,222	37,689
Materials and supplies	31,757	29,284
Total inventories	102,870	98,759
Less: LIFO reserve	(15,833)	(15,833)
Total inventories, net	$87,037	$82,926

Property, plant and equipment

(in thousands)	June 30, 2025	December 31, 2024
Property, plant and equipment	$711,979	$710,703
Less: accumulated depreciation	(315,812)	(301,790)
Total property, plant and equipment, net	$396,167	$408,913

Timber and timberlands

(in thousands)	June 30, 2025	December 31, 2024
Timber and timberlands, net	$2,228,882	$2,263,991
Logging roads, net	91,815	93,160
Total timber and timberlands, net	$2,320,697	$2,357,151

Accounts payable and accrued liabilities

(in thousands)	June 30, 2025	December 31, 2024
Accrued payroll and benefits	$23,689	$25,249
Accounts payable	17,565	16,991
Deferred revenue[1]	16,756	12,234
Accrued taxes	7,846	5,212
Accrued interest	6,447	6,826
Other current liabilities	24,266	29,116
Total accounts payable and accrued liabilities	$96,569	$95,628

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

NOTE 5. DEBT

TERM LOANS

At June 30, 2025, approximately $1.0 billion was outstanding under our Second Amended and Restated Term Loan Agreement (Amended Term Loan Agreement). Of this amount, approximately $127.5 million was classified as current on our accompanying Condensed Consolidated Balance Sheets, consisting of a $100.0 million fixed-rate term loan that matures in August 2025 and a $27.5 million variable rate term loan that matures in February 2026. Certain borrowings under the Amended Term Loan Agreement are at rates of one-month Secured Overnight Financing Rate (SOFR), plus an applicable margin between 1.61% and 2.30%, or daily simple SOFR plus a spread between 2.20% and 2.30%. We have entered into SOFR-indexed interest rate swaps to fix the interest rate on these variable rate term loans. See Note: 6 Derivative Instruments for additional information.

CREDIT AGREEMENT

Our Third Amended Credit Agreement (as amended, the Amended Credit Agreement) provides for a $300.0 million revolving line of credit that matures February 14, 2027. As provided in the Amended Credit Agreement, borrowing capacity may be increased by up to an additional $500.0 million. The revolving line of credit also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both sub facilities reduces availability under the revolving line of credit. We may utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures. At June 30, 2025, there were no borrowings under the revolving line of credit and approximately $0.6 million of our revolving line of credit was utilized for outstanding letters of credit.

We were in compliance with all debt and credit agreement covenants at June 30, 2025.

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

At June 30, 2025, we had interest rate swaps associated with $761.0 million of SOFR-indexed term loan debt. These cash flow hedges convert variable rates ranging from one-month SOFR plus 1.61% to 2.30%, to fixed rates ranging from 2.14% to 4.83% before patronage credits from lenders. Additionally, at June 30, 2025, we had $176.0 million of interest rate swaps associated with SOFR-indexed term loan debt whereby the cash flow hedges convert variable rates ranging from daily simple SOFR-indexed plus a spread of 2.20% to 2.30%, to fixed rates ranging from 4.02% to 4.28% before patronage credits from lenders. At June 30, 2025, we had a $75.0 million forward-starting interest rate swap designated as a cash flow hedge for expected future debt refinancing that requires settlement on the stated maturity date.

The gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Location	June 30, 2025	December 31, 2024
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, current[1]	$424	$—
Interest rate contracts	Other assets, non-current	107,687	138,354
		$108,111	$138,354

1.
Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss):

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location	2025	2024	2025	2024
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
(Loss) income recognized in other comprehensive income (loss), net of tax		$(3,160)	$9,184	$(15,264)	$30,704
Amounts reclassified from accumulated other comprehensive income to income, net of tax[1]	Interest expense, net	$4,546	$5,573	$9,051	$11,168

Interest expense, net		$10,412	$8,696	$11,904	$8,414

1.

Realized gains and losses on interest rate contracts consist of realized net cash received or paid and interest accruals on the interest rate swaps during the periods in addition to amortization of amounts out of other comprehensive income (loss) related to certain terminated hedges and adjustments to interest expense resulting from amortization of inception value of certain off-market designated hedges. For the six months ended June 30, 2025 and 2024, we amortized approximately $5.7 million and $5.3 million, respectively, of the off-market designated hedges. Net cash received or paid is included within Interest expense, net in the Condensed Consolidated Statements of Operations.

At June 30, 2025, the amount of net gains expected to be reclassified into earnings in the next 12 months is approximately $14.4 million. However, this expected amount to be reclassified into earnings is subject to volatility as the ultimate amount recognized in earnings is based on the SOFR rates at the time of net swap cash payments.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$108,111	$108,111	$138,354	$138,354

Long-term debt, including current portion (Level 2)[1]	$(1,036,894)	$(1,036,633)	$(1,036,569)	$(1,035,608)

Company owned life insurance asset (COLI) (Level 3)	$6,038	$6,038	$6,026	$6,026

1.	The carrying amount of long-term debt includes principal and unamortized discounts.

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

NOTE 8. EQUITY-BASED COMPENSATION

We issue new shares of common stock to settle performance share awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units. At June 30, 2025, approximately 1.2 million shares were available for future use under our stock incentive plans.

Share-based compensation activity during the six months ended June 30, 2025 included the following:

	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	122,251	—	1,249
Restricted Stock Units (RSUs)	113,263	29,206	824

Approximately 0.1 million shares of common stock were issued to employees during the six months ended June 30, 2025, as a result of PSA and RSU vesting during 2024 and 2025.

The following table details compensation expense and the related income tax benefit for company specific equity-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Equity-based compensation expense:
Performance share awards	$1,725	$1,624	$3,156	$2,993
Restricted stock units	1,448	1,289	2,754	2,431
Deferred compensation stock equivalent units expense	22	49	44	98
Total equity-based compensation expense	$3,195	$2,962	$5,954	$5,522

Total tax benefit recognized for equity-based expense	$207	$198	$389	$357

Performance Share Awards

The weighted-average grant date fair value of PSAs granted during the six months ended June 30, 2025, was $66.00 per share. PSAs granted under the stock incentive plans have a three-year performance period and shares are issued after the end of the period if the performance measures are met. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under the stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the performance measurement period, the recipients will receive dividend equivalents in the form of additional shares of common stock at the date of settlement equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. The share awards are not considered participating securities.

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards granted in 2025:

Stock price as of valuation date	$45.19
Risk-free rate	4.18%
Expected volatility	26.64%
Expected dividend yield[1]	—
Expected term (years)	3.00

1.
Full dividend reinvestment assumed.

Restricted Stock Units

The weighted-average fair value of all RSUs granted during the six months ended June 30, 2025, was $43.30 per share. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The RSU awards granted accrue dividend equivalents based on dividends paid during the RSU vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. The share awards are not considered participating securities.

NOTE 9. INCOME TAXES

As a REIT, we generally are not subject to federal and state corporate income taxes on income from investments in real estate, including our timberlands, that we distribute to our stockholders. We conduct certain activities through our PotlatchDeltic taxable REIT subsidiaries (each, a TRS), which are subject to corporate level federal and state income taxes. These activities are principally composed of our wood products manufacturing operations and certain real estate investments. Therefore, income tax expense or benefit is primarily due to pre-tax book income or loss of the TRS, as well as permanent book versus tax differences and discrete items.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA permanently extends key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation and the business interest expense limitation. The legislation includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. In accordance with Accounting Standards Codification 740, Income Taxes, the effects of changes in tax laws must be recognized in the period of enactment. We are currently evaluating the impact of the OBBBA, and the resulting effects will be reflected in the financial statements for the quarter ended September 30, 2025.

NOTE 10. LEASES

We lease certain equipment, office space and land. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	June 30, 2025	December 31, 2024
Assets
Operating lease assets	Other long-term assets	$9,592	$10,167
Finance lease assets[1]	Property, plant and equipment, net	11,971	12,266
Total lease assets		$21,563	$22,433

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$3,234	$3,027
Finance lease liabilities	Accounts payable and accrued liabilities	5,252	5,257
Noncurrent:
Operating lease liabilities	Other long-term obligations	6,241	7,030
Finance lease liabilities	Other long-term obligations	6,616	6,959
Total lease liabilities		$21,343	$22,273

1.
Finance lease assets are presented net of accumulated amortization of $13.2 million and $12.6 million at June 30, 2025 and December 31, 2024, respectively.

The following table presents the components of lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease costs[1]	$921	$861	$1,816	$1,700
Finance lease costs:
Amortization of leased assets	1,421	1,351	2,866	2,620
Interest expense	156	145	315	279
Net lease costs	$2,498	$2,357	$4,997	$4,599

1.
Excludes short-term leases and variable lease costs, which are immaterial.

The following table presents supplemental cash flow information related to leases:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,835	$1,715
Operating cash flows for finance leases	$315	$279
Financing cash flows for finance leases	$2,924	$2,662
Leased assets exchanged for new lease liabilities:
Operating leases	$982	$2,287
Finance leases	$2,574	$3,062

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefit plans (OPEB):

	Three Months Ended June 30,
	Pension		OPEB
(in thousands)	2025	2024	2025	2024
Service cost	$1,267	$1,322	$14	$24
Interest cost	3,230	3,122	251	219
Expected return on plan assets	(2,933)	(3,237)	—	—
Amortization of prior service cost	—	5	—	—
Amortization of actuarial (gain) loss	43	20	(240)	(330)
Total net periodic cost	$1,607	$1,232	$25	$(87)

	Six Months Ended June 30,
	Pension		OPEB
(in thousands)	2025	2024	2025	2024
Service cost	$2,533	$2,643	$28	$47
Interest cost	6,458	6,245	503	438
Expected return on plan assets	(5,865)	(6,474)	—	—
Amortization of prior service cost	—	10	—	—
Amortization of actuarial (gain) loss	86	40	(480)	(661)
Net periodic cost	$3,212	$2,464	$51	$(176)

Funding of our non-qualified pension and other postretirement employee benefit plans was $2.0 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, we made contributions to our qualified pension benefit plan of $2.6 million and $0, respectively.

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details changes in amounts included in our Accumulated Other Comprehensive Income (AOCI) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Pension and Other Postretirement Employee Benefits
Balance at beginning of period	$(28,799)	$(19,154)	$(28,651)	$(18,925)
Reclassifications from AOCI to earnings:
Other[1]	(197)	(305)	(394)	(611)
Tax effect	50	75	99	152
Net of tax amount	(147)	(230)	(295)	(459)
Balance at end of period	(28,946)	(19,384)	(28,946)	(19,384)
Cash Flow Hedges
Balance at beginning of period	126,183	137,882	142,792	121,957
Unrecognized gains (losses) arising in AOCI during the period:
Gross	(3,186)	9,325	(15,374)	31,197
Tax effect	26	(141)	110	(493)
Reclassifications from AOCI to earnings:
Gross[2]	(4,630)	(5,697)	(9,217)	(11,416)
Tax effect	84	124	166	248
Net of tax amount	(7,706)	3,611	(24,315)	19,536
Balance at end of period	118,477	141,493	118,477	141,493
Accumulated other comprehensive income, end of period	$89,531	$122,109	$89,531	$122,109

1.
Included in the computation of net periodic pension costs.
2.
Included in Interest expense, net on the Condensed Consolidated Statement of Operations.

See Note 11: Pension and Other Postretirement Employee Benefits and Note 6: Derivative Instruments for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expectations regarding economic conditions, including interest rates; expected seasonal fluctuations in our business segments; expected effectiveness of our hedging instruments and swaps; amount of net earnings on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected return on pension assets; future share repurchases and dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; the expected dollar amount of our share of the total sediment remediation project costs related to Thomson Reservoir; expectations regarding the development of forest carbon credits, carbon sequestration and other natural climate solution (NCS) markets and products and our position in the market for them; potential uses of our credit facility; expectations regarding debt obligations, interest payments, refinancing or paying off debt and compliance with our covenants under our financing agreements; maintenance of our investment grade credit rating; the timing of reflecting the impact of the One Big Beautiful Bill Act in our financial statements; expectations regarding the U.S. housing market and home repair and remodeling activity; the lumber and log markets and pricing; lumber shipment volumes; timber harvest volumes and timing; rural real estate and real estate development sales; sufficiency of cash and any necessary borrowings to meet future cash requirements; expected capital expenditures; expectations regarding our ability to capitalize on actions that governments and businesses are taking on climate change and their commitments towards reducing greenhouse gas emissions; and similar matters.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as anticipates, believe, can, continue, could, estimated, expects, future, intends, long-term, may, near-term, ongoing, projected, tends, typically, will, or similar words or terminology. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

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
•
reversal of government policy resulting in increased timber sales from government owned land, including opening federal lands to thinning and additional harvesting;
•
competitive pricing pressures for our products;
•
disruptions or inefficiencies in our supply chain and/or operations and unanticipated manufacturing disruptions;
•
collectability of amounts owed by customers;
•
the effect of weather, including floods, windstorms and hurricanes, on our harvesting, real estate and manufacturing activities;
•
the risk of loss from fire at our facilities and on our timberland;
•
the impact of pandemic disease or other human health threats, pest infestation, fungal disease, or other natural disasters;
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
•
changes in standards and requirements governing carbon credit certification, and our ability to obtain and maintain such certifications;
•
changes in the rate or magnitude of climate change, whether actual or perceived, as well as the motivation of businesses and the general public to address;
•
our ability to achieve the increased production capacity and reduced operating costs expected from the modernization and expansion of the Waldo, Arkansas sawmill; and
•
the failure of third parties to exercise option contracts for the purchase or lease of land intended for planned solar projects.

For a discussion of some of the factors that may affect our business, results and prospects and a nonexclusive listing of forward-looking statements, refer to Cautionary Statement Regarding Forward-Looking Information on page 1 and Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Investors should not interpret the disclosure of a risk to imply that the risk has not already materialized. Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

Our Company

We are a leading timberland REIT with ownership of 2.1 million acres of timberland. We also own six sawmills, an industrial grade plywood mill, a residential and commercial real estate development business and a rural timberland sales program. Our operations are organized into three business segments: Timberlands, Wood Products and Real Estate. Our Timberlands segment supplies our Wood Products segment a portion of its wood fiber needs. Intersegment revenues due to these sales are based on prevailing market prices and represent a significant portion of the Timberlands segment’s total revenues. Our other segments generally do not generate intersegment revenues. In the discussion of our consolidated results of operations, our revenues and expenses are reported after elimination of intersegment revenues and expenses; however, in the Business Segment Results discussion below, each segment’s results, as applicable, are presented prior to these eliminations.

Our business segments have been and will continue to be influenced by a variety of factors, including U.S. tariff and trade policies, the U.S. housing market (including mortgage interest rates, home building activity and repair and remodel activity) duties and trade agreements, changes in timber prices and in harvest levels from our timberlands, competition, timberland valuations, demand for our non-strategic timberland, lumber prices, weather conditions, disruptions or inefficiencies in our supply chain including the availability of transportation, the efficiency and level of capacity utilization of our Wood Products manufacturing operations, changes in our principal expenses such as log costs, transportation costs, inflation, asset dispositions or acquisitions, impact of pandemics, fires at our Wood Product facilities or on our timberlands, other natural disasters, government regulation and enforcement actions, and other factors.

Some of the equipment, parts, and materials used in our operations are sourced from outside the United States. As a result, the imposition of tariffs on imported goods could lead to increased operating costs. Although our international sales are currently limited, the products manufactured by our Wood Products facilities are commodity-based and sensitive to global supply and demand fluctuations. Recent and ongoing U.S. trade policy actions have contributed to elevated macroeconomic uncertainty and reduced consumer confidence. These developments, along with potential retaliatory measures by other countries, as well as the outcomes of relevant executive orders and trade investigations, could influence supply and demand trends, increase our operating costs, and affect pricing for our products. While the long-term effects of these trade dynamics remain unclear, we are actively monitoring changes in the tariff environment. See Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 for a discussion regarding tariff-related risks.

Further, we believe global efforts to address climate change also present growth opportunities. As companies and governments pursue net-zero targets, we believe we are well positioned to provide products and services that support these goals through natural climate solution offerings, including selling or leasing land for renewable energy projects such as solar power generation facilities, supplying biomass for green energy, participating in forest carbon offset and carbon capture and storage projects, and emerging technologies that allow wood fiber to be used in applications ranging from biofuels to bioplastics.

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

Business and Economic Trends Affecting Our Operations

The performance of our Timberlands, Wood Products, and Real Estate segments is shaped by the cyclical nature of both the forest products and real estate industries. These cycles are influenced by seasonal weather patterns, broader economic conditions, and regional market dynamics, all of which continue to affect our operations and financial outcomes. Typically, log and pulpwood sales volumes are lower in the first half of the year due to weather-related challenges. In the Southern U.S., winter rains limit access to logging sites, while in the Northern U.S., the spring thaw has a similar effect, reducing harvesting activity. As a result, the third quarter tends to be our Timberlands segment's most productive period.

Timber demand is also closely tied to the broader needs for lumber, pulp, paper, and packaging, and is especially sensitive to trends in U.S. home construction and renovation. Regional differences also play a role in market behavior. For example, log markets in Idaho remain relatively balanced, while parts of the Southern U.S., which have historically been oversupplied, are now experiencing tighter supply conditions driven by increased mill capacity. This shift underscores the growing strategic importance of the Southern region in the North American timber market.

Macroeconomic factors, including interest rates and housing trends, continue to impact our business. Although the U.S. Federal Reserve cut benchmark interest rates in late 2024, mortgage rates remained elevated in the first half of 2025, averaging approximately 6.8%. Persistent economic strength, inflationary pressures, fiscal concerns, and global trade tensions contributed to housing affordability challenges and a moderation in new home construction and remodeling activity.

According to the U.S. Census Bureau, total privately-owned housing starts in June 2025 exceeded 1.3 million units (seasonally adjusted). Single-family starts averaged approximately 0.9 million units in the second quarter of 2025 (seasonally adjusted), slightly below both the first quarter of 2025 and the trailing 12-month average. Authorized building permits for single-family homes also averaged nearly 0.9 million units (seasonally adjusted), down slightly from the first quarter of 2025. Builder sentiment remains cautious amid elevated material costs, labor shortages, limited land availability, and economic policy uncertainty. The NAHB/Wells Fargo Housing Market Index reported builder confidence at 33 in July 2025, down from 40 in April 2025 but slightly above what was reported for June 2025.

Despite near-term headwinds, we remain optimistic about the long-term housing outlook. Structural undersupply, historically low inventory, and strong demographic demand, particularly from millennials entering prime home-buying years, are expected to support future growth.

The repair and remodel sector, the largest driver of lumber demand, slowed in 2024 but is projected to grow modestly through the first half of 2026. We believe favorable long-term fundamentals, including elevated home equity, aging housing stock, and homeowners choosing to upgrade existing homes rather than move into new homes, will continue to support demand for our products.

In our Timberlands segment, a significant portion of Idaho sawlog prices are indexed on a one-month lag to lumber prices. In the second quarter of 2025, sawlog prices in the Northern region increased year-over-year, primarily due to higher lumber prices. In the Southern region, timber price realization remained consistent with the second quarter of 2024. Total harvest volume for the Timberlands segment was 1.8 million tons, down from the second quarter of 2024 primarily due to less favorable Southern operating conditions and accelerated Northern harvest activity in the first quarter 2025 due to more favorable operating conditions. We expect to harvest 1.9 to 2.0 million tons during the third quarter of 2025, with approximately 80% from the Southern region.

In our Wood Products segment, demand is seasonal, with typically lower activity in winter and stronger demand from spring through fall, consistent with construction cycles. The second quarter of 2025 experienced improved results year-over-year, driven by higher lumber prices and increased shipments, particularly from our Waldo, Arkansas sawmill. The facility completed its ramp-up in early 2025 following the completion of its expansion and modernization project (the Modernization Project) late in the second quarter of 2024. We expect to ship between 310 and 320 million board feet of lumber during the third quarter of 2025.

Weather-related access limitations can impact the timing of rural real estate transactions. Our Real Estate segment experienced strong rural sales activity during the second quarter of 2025, benefiting from favorable demand, particularly for conservation and recreational purposes. Development real estate sales occur year-round and are influenced by neighborhood offerings, infrastructure completion and contractor availability. We expect to sell approximately 15,000 rural acres and 50 residential lots in Chenal Valley during the third quarter of 2025.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Revenues	$274,985	$320,671	$(45,686)	$543,245	$548,798	$(5,553)
Costs and expenses:
Cost of goods sold	239,332	282,473	(43,141)	459,737	494,633	(34,896)
Selling, general and administrative expenses	21,807	20,752	1,055	41,662	41,479	183
Environmental charge	—	—	—	490	—	490
	261,139	303,225	(42,086)	501,889	536,112	(34,223)
Operating income	13,846	17,446	(3,600)	41,356	12,686	28,670
Interest expense, net	(10,412)	(8,696)	(1,716)	(11,904)	(8,414)	(3,490)
Non-operating pension and other postretirement employee benefits	(351)	201	(552)	(702)	402	(1,104)
Other	741	(23)	764	535	(168)	703
Income before income taxes	3,824	8,928	(5,104)	29,285	4,506	24,779
Income taxes	3,530	4,750	(1,220)	3,874	8,867	(4,993)
Net income	$7,354	$13,678	$(6,324)	$33,159	$13,373	$19,786
Total Adjusted EBITDDA[1]	$52,025	$103,173	$(51,148)	$115,392	$132,895	$(17,503)

1.	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

Second Quarter 2025 Compared with Second Quarter 2024

Revenues

Revenues for the second quarter of 2025 totaled $275.0 million and reflect higher lumber prices and increased lumber shipments, primarily from our Waldo, Arkansas facility, and increased Northern sawlog prices. Despite these increases, revenues decreased $45.7 million compared to the second quarter of 2024, which included a $56.7 million sale of 34,100 acres of rural timberland to Forest Investment Associates (FIA) and a sale of 12 commercial acres in Chenal Valley. There were no similar large-scale rural real estate transactions or commercial acres sold in the second quarter of 2025.

Cost of goods sold

Cost of goods sold decreased $43.1 million compared to the second quarter of 2024 largely due to fewer rural real estate acres sold (as the second quarter of 2024 included the 34,000 acre sale to FIA) and lower logging and hauling costs resulting from reduced harvest activity. The prior-year quarter also included additional depreciation related to sawmill equipment at the Waldo facility, which was removed following the completion of the Modernization Project. These decreases were partially offset by the impact of increased manufacturing costs associated with higher lumber shipments in our Wood Products segment.

Interest expense, net

Interest expense, net increased $1.7 million compared to the second quarter of 2024 primarily due to less interest income earned on lower average cash and cash equivalents held in interest bearing accounts.

Income taxes

Income taxes are primarily due to income or loss from our PotlatchDeltic taxable REIT subsidiaries (TRS). For the three months ended June 30, 2025, we recorded an income tax benefit of $3.5 million on TRS loss before tax of $14.3 million. For the three months ended June 30, 2024, we recorded an income tax benefit of $4.8 million on TRS loss before tax of $19.2 million.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the second quarter of 2025 decreased $51.1 million compared to the same period in 2024 primarily due to fewer rural real estate and commercial development acreage sold, and fewer sawlogs harvested. These decreases were partially offset by higher lumber prices and shipments along with higher Northern sawlog prices. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Year to Date 2025 Compared with Year to Date 2024

Revenues

Revenues totaled $543.2 million for the period reflecting higher average lumber prices, increased lumber shipments, primarily from our Waldo, Arkansas facility, and higher Northern harvest volumes and prices. Despite these increases, revenues decreased $5.5 million compared to the first half of 2024, which included the 34,100 acres of rural timberland sold to FIA and the sale of 12 commercial acres in Chenal Valley.

Cost of goods sold

Cost of goods sold decreased $34.9 million compared to the first half of 2024, mainly due to fewer rural real estate and commercial acres sold, and lower logging and hauling costs in the Southern region from lower harvest activities. The first half of 2024 also included additional depreciation on Waldo, Arkansas sawmill equipment that was removed upon completion of the Modernization Project. These impacts were partially offset by increased Northern harvest activities and increased lumber shipments, particularly at our Waldo, Arkansas sawmill.

Environmental charge

During the first quarter of 2025, we accrued an additional $0.5 million related to our voluntary participation as a non-federal sponsor in a sediment contamination remediation project in Minnesota. Refer to Note 1: Basis of Presentation in the Notes to Condensed Consolidated Financial Statements for additional information.

Interest expense, net

Interest expense, net increased $3.5 million compared to the first half of 2024 primarily due to less interest income earned on lower average cash and cash equivalents held in interest bearing accounts.

Income taxes

Income taxes are primarily due to income or loss from our TRS. For the six months ended June 30, 2025, we recorded an income tax benefit of $3.9 million on TRS loss before tax of $16.9 million. For the six months ended June 30, 2024, we recorded an income tax benefit of $8.9 million on TRS loss before tax of $35.5 million.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first half of 2025 decreased $17.5 million compared to the first half of 2024 primarily due to fewer rural real estate and commercial development acreage sold. The decrease in Total Adjusted EBITDDA was partially offset by higher lumber prices and increased shipments. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Revenues[1]	$101,664	$98,802	$2,862	$204,115	$191,752	$12,363
Costs and expenses:
Logging and hauling	48,556	51,992	(3,436)	99,506	100,329	(823)
Other	10,945	9,989	956	17,879	17,763	116
Selling, general and administrative expenses	2,597	2,697	(100)	4,793	4,788	5
Timberlands Adjusted EBITDDA[2]	$39,566	$34,124	$5,442	$81,937	$68,872	$13,065

1.

Prior to elimination of intersegment fiber revenues of $27.6 million and $27.4 million for the three months ended June 30, 2025 and 2024, $54.0 million and $52.0 million for the six months ended June 30, 2025 and 2024, respectively.

2.	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
Harvest Volumes (in tons)	2025	2024	Change	2025	2024	Change
Northern region
Sawlog	339,282	359,311	(20,029)	693,406	686,734	6,672
Pulpwood	20,833	5,889	14,944	34,726	7,752	26,974
Total	360,115	365,200	(5,085)	728,132	694,486	33,646

Southern region
Sawlog	671,230	729,107	(57,877)	1,325,421	1,383,730	(58,309)
Pulpwood	494,918	495,948	(1,030)	1,044,582	1,001,244	43,338
Stumpage	294,123	283,709	10,414	657,750	717,604	(59,854)
Total	1,460,271	1,508,764	(48,493)	3,027,753	3,102,578	(74,825)

Total harvest volume	1,820,386	1,873,964	(53,578)	3,755,885	3,797,064	(41,179)

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$136	$113	$23	$130	$108	$22
Pulpwood	$54	$36	$18	$53	$36	$17

Southern region
Sawlog	$46	$47	$(1)	$46	$47	$(1)
Pulpwood	$31	$31	$—	$31	31	$—
Stumpage	$13	$14	$(1)	$13	$16	$(3)

1.

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three and six months ended June 30, 2025 compared with the three and six months ended June 30, 2024:

(in thousands)	Three Months	Six Months
Timberlands Adjusted EBITDDA - prior year	$34,124	$68,872
Sales price and mix	5,242	8,197
Harvest volume	(1,054)	915
Logging and hauling costs per unit	1,695	2,349
Forest management, indirect and other	(441)	1,604
Timberlands Adjusted EBITDDA - current year	$39,566	$81,937

Second Quarter 2025 Compared with Second Quarter 2024

Timberlands Adjusted EBITDDA for the second quarter of 2025 increased $5.4 million compared with the second quarter of 2024 primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region rose by 20.4% to $136 per ton. This increase was driven by higher cedar sawlog prices and indexed sawlog prices in Idaho. Sawlog prices in the Southern region remained stable.
•
Harvest Volume: Northern sawlog harvest volume decreased 5.6% primarily due to favorable operating conditions in the first quarter of 2025 that allowed us to accelerate our logging and hauling activities earlier in the year than in 2024. Total harvest volume in the Southern region declined 3.2% compared to the second quarter of 2024 primarily due to lower sawlog harvest volume partially offset by more stumpage sales.
•
Logging and Hauling Costs per Unit: Logging and hauling costs per delivered unit were lower, primarily due to lower hourly trucking rates and fuel costs in the Northern region coupled with shorter average hauling distances in both the Northern and Southern regions.

Year to Date 2025 Compared with Year to Date 2024

Timberlands Adjusted EBITDDA for the first half of 2025 increased $13.1 million compared with the first half of 2024 primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region rose by 20.4%, to $130 per ton. This increase was driven by higher cedar sawlog prices and indexed sawlog prices in Idaho. Sawlog prices in the Southern region remained stable.
•
Harvest Volume: Total Northern harvest volume increased 4.8% compared to the first half of 2024 primarily due to higher pulpwood harvest. Total harvest volume in the Southern region for the first half of 2025 declined 2.4% compared to the first half of 2024 primarily due to lower sawlog harvest volumes and fewer stumpage sales partially offset by higher pulpwood volume.
•
Logging and Hauling Costs per Unit: Logging and hauling costs per delivered unit were lower, primarily due to lower hourly trucking rates and fuel costs, and shorter hauling distances in the Northern region, which were partially offset by longer average hauling distances in the Southern region earlier in the year.
•
Forest Management, Indirect and Other: Revenue from solar land lease options and third-party asset management fees increased in 2025.

Wood Products Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Revenues	$171,819	$153,579	$18,240	$336,464	$302,177	$34,287
Costs and expenses[1]
Fiber costs	80,373	75,583	4,790	156,529	149,043	7,486
Freight, logging and hauling	21,627	20,390	1,237	42,054	38,491	3,563
Manufacturing costs	64,269	60,111	4,158	122,318	117,820	4,498
Finished goods inventory change	244	389	(145)	(4,823)	(3,944)	(879)
Selling, general and administrative expenses	3,497	3,820	(323)	6,850	7,529	(679)
Other	86	91	(5)	173	182	(9)
Wood Products Adjusted EBITDDA[2]	$1,723	$(6,805)	$8,528	$13,363	$(6,944)	$20,307

1.

Prior to elimination of intersegment fiber costs of $27.6 million and $27.4 million for the three months ended June 30, 2025 and 2024, $54.0 million and $52.0 million for the six months ended June 30, 2025 and 2024, respectively.

2.	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Lumber shipments (MBF)[1]	302,915	285,650	17,265	592,725	556,798	35,927
Lumber sales prices ($ per MBF)	$450	$423	$27	$452	$427	$25

1.	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three and six months ended June 30, 2025 compared with the three and six months ended June 30, 2024:

(in thousands)	Three Months	Six Months
Wood Products Adjusted EBITDDA - prior year	$(6,805)	$(6,944)
Lumber:
Price	7,463	13,959
Manufacturing costs per unit	1,849	2,995
Log costs per unit	1,565	3,557
Volume	(244)	(112)
Inventory charge	(2,289)	(2,195)
Residuals, panels and other	184	2,103
Wood Products Adjusted EBITDDA - current year	$1,723	$13,363

Second Quarter 2025 Compared with Second Quarter 2024

Wood Products Adjusted EBITDDA for the second quarter of 2025 increased $8.5 million compared to the second quarter of 2024 primarily as a result of the following:

•
Lumber Price: Average lumber sales price increased to $450 per MBF during the second quarter of 2025 from $423 per MBF during the second quarter of 2024.
•
Manufacturing Costs Per Unit: Manufacturing costs per unit were lower due to increased production at several of our sawmills, including our Waldo, Arkansas facility, which completed its production ramp-up in the first quarter of 2025 following the completion of the Modernization Project in late second quarter 2024.
•
Log Costs Per Unit: Log costs per unit were lower primarily due to the impact from the ramp-up at the Waldo, Arkansas sawmill on production recoveries, partially offset by higher log costs at our Idaho sawmill due to higher indexed pricing.

•
Inventory charge: Inventory at the end of the second quarter of 2025 was written down by $2.3 million primarily due to higher indexed Idaho log costs and lower spot lumber prices for inventory on hand at some of our sawmills compared to the end of the second quarter of 2024.

Year to Date 2025 Compared with Year to Date 2024

Wood Products Adjusted EBITDDA for the first half of 2025 increased $20.3 million compared to the first half of 2024 primarily as a result of the following:

•
Lumber Price: Average lumber sales price increased to $452 per MBF during the first half of 2025 from $427 per MBF during the first half of 2024.
•
Manufacturing Costs Per Unit: Manufacturing costs per unit were lower primarily due to increased production at several of our sawmills, including our Waldo, Arkansas sawmill.
•
Log Costs Per Unit: Log costs per unit were lower primarily due to the impact from the ramp-up at our Waldo, Arkansas sawmill on production recoveries, partially offset by higher log costs at our Idaho sawmill due to higher indexed pricing.
•
Residual Sales, Panels and Other: During the first half of 2025, residual revenue increased compared to the same period in 2024, primarily due to higher production levels at our Waldo, Arkansas sawmill. In addition, administrative expenses declined, largely driven by lower employee-related costs.
•
Inventory charge: Inventory at the end of the second quarter of 2025 was written down by $2.3 million due to high indexed Idaho log costs and lower spot lumber prices for inventory on hand at some of our sawmills compared to the end of the second quarter of 2024.

Real Estate Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Revenues	$29,096	$95,732	$(66,636)	$56,687	$106,839	$(50,152)
Costs and expenses
Cost of goods sold	4,497	4,256	241	7,835	7,447	388
Selling, general and administrative expenses	1,879	1,908	(29)	3,376	3,596	(220)
Real Estate Adjusted EBITDDA[1]	$22,720	$89,568	$(66,848)	$45,476	$95,796	$(50,320)

1.	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Acres sold	7,457	43,121	14,500	44,922
Average price per acre	$3,108	$1,968	$3,203	$2,012

Development Real Estate	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Residential lots	18	13	29	37
Average price per lot	$102,222	$112,721	$106,214	$117,280

Commercial acres	—	12	—	12
Average price per acre	$—	$492,746	$—	$492,746

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three and six months ended June 30, 2025 compared with the three and six months ended June 30, 2024:

(in thousands)	Three Months	Six Months
Real Estate Adjusted EBITDDA - prior year	$89,568	$95,796
Rural real estate sales	(61,242)	(43,390)
Real estate development sales	(5,655)	(7,011)
Selling, general and administrative expenses	29	220
Other costs, net	20	(139)
Real Estate Adjusted EBITDDA - current year	$22,720	$45,476

Second Quarter 2025 Compared with Second Quarter 2024

Real Estate Adjusted EBITDDA for the second quarter of 2025 decreased $66.8 million compared to the second quarter of 2024 primarily as a result of the following:

•
Rural Sales: Total rural real estate acres sold declined primarily due to the sale of 34,100 acres to FIA in the second quarter of 2024 for $56.7 million. Rural real estate results can significantly vary quarter to quarter based on geographic mix and transaction timing.
•
Development Sales: During the second quarter of 2025, we sold 18 residential lots at an average lot price of $102,222 compared to 13 lots at an average lot price of $112,721 during the second quarter of 2024. There were no commercial land sales in Chenal Valley during the second quarter of 2025, whereas we sold 12 acres of commercial land in Chenal Valley for an average of $492,746 per acre in the second quarter of 2024. The average price per residential lot or commercial acre fluctuates based on a variety of factors, including size, location, and planned end use within the developments.

Year to Date 2025 Compared with Year to Date 2024

Real Estate Adjusted EBITDDA for the first half of 2025 decreased $50.3 million compared to the first half of 2024 primarily as a result of the following:

•
Rural Sales: Rural real estate sales in the first half of 2025 included a 2,200-acre conservation land sale and a 1,100-acre sale in Georgia during the first quarter, and a 2,000-acre conservation land sale in Arkansas in the second quarter. In comparison, the first half of 2024 included the FIA sale and a 2,000-acre conservation land sale in Arkansas.
•
Development Sales: During the first half of 2025, we sold 29 residential lots at an average lot price of $106,214 compared to 37 lots at an average lot price of $117,280 during the first half of 2024. There were no commercial land sales in Chenal Valley during the first half of 2025, whereas we sold 12 acres of commercial land in Chenal Valley for an average price or $492,746 per acre in the first half of 2024.

Liquidity and Capital Resources

Cash generated by our operations is highly dependent on the selling prices and volumes of our products and can vary from period to period. Changes in significant sources and uses of cash for the six months ended June 30, 2025 and 2024 are presented by category as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Net cash from operating activities	$90,050	$116,609	$(26,559)
Net cash from investing activities	$(13,362)	$(56,356)	$42,994
Net cash from financing activities	$(132,369)	$(97,597)	$(34,772)

Net Cash Flows from Operating Activities

Net cash from operating activities decreased $26.6 million in the first half of 2025 compared to the first half of 2024 primarily as a result of the following:

•
Cash received from customers decreased $7.9 million primarily due to fewer rural real estate acres sold as the first half of 2024 included the 34,100-acre sale to FIA, no commercial land sales in the first half of 2025, and lower Southern harvest volumes in the first half of 2025. These decreases were partially offset by higher lumber prices and shipments, increased Northern sawlog and pulpwood prices and harvest volumes, and a higher average sales price per acre on an increased number of recurring rural real estate sales in 2025.
•
Cash payments increased $18.2 million primarily due to increased harvest activities in the Northern region, increased lumber production, and increased neighborhood infrastructure development activity in Chenal Valley.
•
Cash from operating activities for the first half of 2025 includes reclassification of $13.9 million received from interest rate swaps that contain an other-than-insignificant financing element at inception as investing ($13.1 million) and financing ($0.8 million) activities. Cash from operating activities for first half of 2024 includes reclassification of $15.0 million received from interest rate swaps that contain an other-than-insignificant financing element at inception as investing ($13.9 million) and financing ($1.1 million) activities.
•
Cash contributions to our pension and other postretirement employee benefit plans increased $2.6 million in the first half of 2025.
•
We received $2.5 million of income tax refunds in the first half of 2025 and no income tax refunds in the first half of 2025.
•
During the first half of 2024, we received the final $1.7 million of insurance proceeds related to business interruption insurance following the fire at our Ola, Arkansas sawmill in June 2021.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
Cash expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first half of 2025 and 2024 were $27.1 million and $39.4 million, respectively. Cash expenditures during the first half of 2025 include the final close out payment of $6.6 million for the Waldo sawmill Modernization Project. Cash expenditures during the first half of 2024 include $17.9 million for the Waldo sawmill Modernization Project.
•
Cash expenditures for timberland acquisitions during the first half of 2025 was $0.4 million compared to $31.5 million during the first half of 2024, which included the acquisition of 16,000 acres of mature timberlands in Arkansas.
•
We received $13.1 million during the first half of 2025, compared to $13.9 million during the first half of 2024, from certain interest rate swaps that contained an other-than-insignificant financing element at inception, which are required to be classified in investing activities. Cash flows from these above-market interest rate swaps reduce our interest costs on the corresponding variable rate debt.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
During the first half of 2025, we repurchased 1,511,923 shares of our common stock totaling $60.0 million. During the first half of 2024, we repurchased 609,624 shares of our common stock totaling $25.0 million, which included $1.1 million of repurchases that were not settled until the third quarter of 2024.
•
Dividend payments of $70.2 million during the first half of 2025 compared to $71.5 million during the first half of 2024, as a result of fewer shares outstanding due to share repurchases.

Future Sources and Uses of Cash

At June 30, 2025, we had cash and cash equivalents of $95.3 million. We expect cash and cash equivalents on hand, cash generated from our operating activities, and available borrowing capacity under our Credit Agreement, if needed, to be adequate to meet our future cash requirements. At June 30, 2025, there were no significant changes in our cash commitments arising in the normal course of business under our known contractual and other obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Capital Expenditures

We invest cash in maintenance and discretionary capital expenditures at our Wood Products facilities. We also invest cash in the reforestation of timberlands and construction of roads in our Timberlands operations and to develop land in our Real Estate development operations. We evaluate discretionary capital improvements based on an expected level of return on investments. We expect to spend approximately $60.0 million to $65.0 million for capital expenditures during 2025, not including the final closeout payment of $6.6 million for the Waldo sawmill Modernization Project made in the first quarter of 2025.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). At June 30, 2025, we had remaining authorization of $30.0 million for future stock repurchases under the 2022 Repurchase Program. Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or through privately negotiated transactions. Subject to the terms of any trading plan, the 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason.

Term Loans, Credit Agreement, and Interest Rate Swap Agreements

At June 30, 2025, our total outstanding long-term debt was $1.0 billion, all of which was drawn under an amended and restated credit agreement dated as of March 22, 2018 (Amended Term Loan Agreement) with our primary lender, AgWest Farm Credit, PCA (as successor in interest to Northwest Farm Credit Services, PCA). All interest rates on our outstanding long-term debt are fixed either under fixed-rate loans or variable-rate loans with an associated interest rate swap that fixes the variable benchmark interest rate component. At June 30, 2025, $127.5 million of our outstanding long-term debt was classified as current on our accompanying Condensed Consolidated Balance Sheets, consisting of a $100.0 million fixed-rate term loan that matures in August 2025 and a $27.5 million variable rate term loan that matures in February 2026. We intend to refinance the $100.0 million term loan upon maturity and are currently evaluating options to either refinance or payoff the $27.5 million term loan upon maturity. At June 30, 2025, we had a $75.0 million forward-starting interest rate swap, which we intend to utilize to fix the interest rate on the $100.0 million term loan refinancing in August.

We have a $300.0 million revolving line of credit with a syndicate of lenders, that matures February 14, 2027 (Amended Credit Agreement). Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At June 30, 2025, there were no borrowings under the revolving line of credit and approximately $0.6 million of the credit facility was utilized by outstanding letters of credit.

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

The following table presents the components and applicable limits of Total Asset Value (TAV), a component of the Leverage Ratio, at June 30, 2025:

(in thousands)
Estimated timberland fair value	$5,174,666
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	380,484
Cash and cash equivalents	95,277
Other[1]	8,872
Total Asset Value	$5,659,299

1

Includes, as applicable, Company Owned Life Insurance (limited to 5% of TAV), Construction in Progress (limited to 10% of TAV) and Investments in Affiliates (limited to 15% of TAV) as defined in the Financing Agreements.

As of June 30, 2025, we were in compliance with all covenants under the Financing Agreements. The following table sets forth the financial covenants for the Financing Agreements and our status with respect to these covenants at June 30, 2025:

	Covenant Requirement		Actual
Interest Coverage Ratio	≥	3.00 to 1.00	7.0
Leverage Ratio	≤	40%	19%

Credit Ratings

Two major debt rating agencies routinely evaluate our debt, and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade. There have been no changes in our credit rating during the three months ended June 30, 2025.

Capital Structure

(in thousands)	June 30, 2025	December 31, 2024
Long-term debt (including current portion)	$1,035,169	$1,034,652
Cash and cash equivalents	(95,277)	(151,551)
Net debt	939,892	883,101
Market capitalization[1]	2,965,464	3,088,347
Enterprise value	$3,905,356	$3,971,448

Net debt to enterprise value	24.1%	22.2%
Dividend yield[2]	4.7%	4.6%
Weighted-average cost of debt, after tax[3]	2.3%	2.3%

1.	Market capitalization is based on outstanding shares of 77.3 million and 78.7 million times closing share prices of $38.37 and $39.25 at June 30, 2025 and December 31, 2024, respectively.
2.	Dividend yield is based on annualized dividends per share of $1.80 and share prices of $38.37 and $39.25 at June 30, 2025 and December 31, 2024, respectively.
3.	Weighted-average cost of debt excludes deferred debt costs and credit facility fees and includes estimated annual patronage credit on term loan debt.

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

We reconcile Total Adjusted EBITDDA to net income (loss) for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$7,354	$13,678	$33,159	$13,373
Interest expense, net	10,412	8,696	11,904	8,414
Income taxes	(3,530)	(4,750)	(3,874)	(8,867)
Depreciation, depletion and amortization	26,370	29,268	51,774	59,663
Basis of real estate sold	11,481	56,525	21,348	60,617
Non-operating pension and other postretirement employee benefits	351	(201)	702	(402)
Environmental charge	—	—	490	—
Loss (gain) on disposal of assets	328	(66)	424	(71)
Other	(741)	23	(535)	168
Total Adjusted EBITDDA	$52,025	$103,173	$115,392	$132,895

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

The following table provides a reconciliation of net cash from operating activities to CAD:

	Six Months Ended June 30,		Twelve Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net cash from operating activities[1,2]	$90,050	$116,609	$161,911	$199,363
Capital expenditures[3]	(27,460)	(70,898)	(77,558)	(170,041)
CAD	$62,590	$45,711	$84,353	$29,322
Net cash from investing activities[4]	$(13,362)	$(56,356)	$(49,068)	$(140,758)
Net cash from financing activities	$(132,369)	$(97,597)	$(217,143)	$(195,038)

1.

Net cash from operating activities for the six and twelve months ended June 30, 2025, includes cash paid for real estate development expenditures of $6.1 million and $11.5 million, respectively. Net cash from operating activities for the six and twelve months ended June 30, 2024, includes cash paid for real estate development expenditures of $2.7 million and $9.9 million, respectively.

2.

Net cash from operating activities for the six and twelve months ended June 30, 2025, excludes $13.9 million and $28.6 million, respectively, of interest rate swap proceeds classified as investing and financing activities. Net cash from operating activities for the six and twelve months ended June 30, 2024, excludes $15.0 million and $28.9 million, respectively, of interest rate swap proceeds classified as investing and financing activities.

3.

The six and twelve months ended June 30, 2025, includes capital expenditures of $6.6 million and $26.5 million, respectively, related to the Waldo Modernization Project. The six and twelve months ended June 30, 2024, includes capital expenditures of $17.9 million and $92.1 million, respectively, related to the Waldo Modernization Project.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2025. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that could have a material adverse effect on our financial position, operations or liquidity.

SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to the SEC regulations, we use a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required.

ITEM 1A. RISK FACTORS

We do not believe there have been any material changes in the risk factors previously disclosed in Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 (the Exchange Act), or through privately negotiated transactions. During the three months ended June 30, 2025, we repurchased shares through a trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.

The following table provides information with respect to purchases of common stock made by the company during the three months ended June 30, 2025:

Common Share Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	105,000	$39.87	105,000	$81,668,856
May 1 - May 31	1,313,823	$39.33	1,313,823	$30,000,150
June 1 - June 30	—	$—	—	$30,000,150
Total	1,418,823	$39.37	1,418,823	$30,000,150

At June 30, 2025, we had remaining authorization of $30.0 million for future stock repurchases under the 2022 Repurchase Program. We record share repurchases upon trade date as opposed to settlement date when cash is disbursed.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of the company's officers or directors adopted, modified, or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

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
10.1[1]

Eleventh amendment to Second Amended and Restated Term Loan Agreement dated May 1, 2025, by and among the Registrant and its wholly-owned subsidiaries as borrowers and AgWest Farm Credit, PCA (as successor in interest to Northwest Farm Credit Services, PCA), as Administrative Agent, the Guarantors party thereto, the Lenders party thereto, and the Voting Participants party thereto.

10.2[1]

Second Amendment to Third Amended and Restated Credit Agreement dated as of May 1, 2025 by and among the Registrant and its wholly-owned subsidiaries as borrowers, KeyBank National Association as Administrative Agent, and the Lenders party thereto.

31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.
101

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, filed on August 1, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

1 Document filed with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ GLEN F. SMITH
Glen F. Smith
Chief Accounting Officer (Duly Authorized; Principal Accounting Officer)

Date:	August 1, 2025