Form 10-Q
period 2025-09-30
POTLATCHDELTIC CORP
filed 2025-11-07
CIK 1338749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding (in thousands) at November 4, 2025, was 77,291.

POTLATCHDELTIC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenues	$314,179	$255,131	$857,424	$803,929
Costs and expenses:
Cost of goods sold	257,130	227,556	716,867	722,189
Selling, general and administrative expenses	20,088	20,403	61,750	61,882
Merger-related expenses	1,903	—	1,903	—
Environmental charge	—	—	490	—
	279,121	247,959	781,010	784,071
Operating income	35,058	7,172	76,414	19,858
Interest expense, net	(11,461)	(9,635)	(23,365)	(18,049)
Non-operating pension and other postretirement employee benefits	(351)	200	(1,053)	602
Other	1,222	1,516	1,757	1,348
Income (loss) before income taxes	24,468	(747)	53,753	3,759
Income taxes	1,425	4,056	5,299	12,923
Net income	$25,893	$3,309	$59,052	$16,682

Net income per share:
Basic	$0.33	$0.04	$0.75	$0.21
Diluted	$0.33	$0.04	$0.75	$0.21
Dividends per share	$0.45	$0.45	$1.35	$1.35
Weighted-average shares outstanding
Basic	77,635	79,173	78,306	79,494
Diluted	77,889	79,277	78,477	79,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$25,893	$3,309	$59,052	$16,682
Other comprehensive income (loss), net of tax:
Pension and other postretirement employee benefits	(148)	(230)	(443)	(689)
Cash flow hedges	(8,638)	(28,713)	(32,953)	(9,177)
Other comprehensive income (loss), net of tax	(8,786)	(28,943)	(33,396)	(9,866)
Comprehensive income (loss)	$17,107	$(25,634)	$25,656	$6,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$88,773	$151,551
Customer receivables, net	34,718	23,358
Inventories, net	91,203	82,926
Other current assets	41,117	41,295
Total current assets	255,811	299,130
Property, plant and equipment, net	396,509	408,913
Investment in real estate held for development and sale	51,221	50,809
Timber and timberlands, net	2,317,282	2,357,151
Intangible assets, net	12,568	13,861
Other long-term assets	140,148	175,579
Total assets	$3,173,539	$3,305,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$97,611	$95,628
Current portion of long-term debt	27,495	99,552
Current portion of pension and other postretirement employee benefits	5,098	5,098
Total current liabilities	130,204	200,278
Long-term debt	1,007,594	935,100
Pension and other postretirement employee benefits	73,095	76,272
Deferred tax liabilities, net	18,793	21,123
Other long-term obligations	36,453	35,000
Total liabilities	1,266,139	1,267,773
Commitments and contingencies
Stockholders' equity:
Preferred stock, authorized 4,000 shares, no shares issued	—	—
Common stock, $1 par value, 200,000 shares authorized, 77,291 and 78,684 shares issued and outstanding	77,291	78,684
Additional paid-in capital	2,324,498	2,315,176
Accumulated deficit	(575,134)	(470,331)
Accumulated other comprehensive income	80,745	114,141
Total stockholders’ equity	1,907,400	2,037,670
Total liabilities and stockholders' equity	$3,173,539	$3,305,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,052	$16,682
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	78,907	86,369
Basis of real estate sold	47,370	73,522
Change in deferred taxes	(5,299)	(11,896)
Pension and other postretirement employee benefits	4,895	3,431
Equity-based compensation expense	9,113	8,468
Amortization related to redesignated forward-starting interest rate swaps	8,524	7,960
Interest received under swaps with other-than-insignificant financing element	(20,918)	(22,503)
Other, net	571	(1,007)
Change in working capital and operating-related activities, net	(9,023)	(7,036)
Real estate development expenditures	(8,818)	(5,305)
Funding of pension and other postretirement employee benefits	(8,664)	(7,303)
Proceeds from insurance recoveries	—	1,680
Net cash from operating activities	155,710	143,062

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(21,973)	(52,178)
Timberlands reforestation and roads	(17,948)	(19,290)
Acquisition of timber and timberlands	(25,461)	(32,303)
Interest received under swaps with other-than-insignificant financing element	19,698	20,934
Other, net	658	752
Net cash from investing activities	(45,026)	(82,085)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to common stockholders	(104,993)	(106,942)
Repurchase of common stock	(60,030)	(27,413)
Proceeds from issuance of long-term debt	100,000	—
Repayment of long-term debt	(100,000)	—
Other, net	(3,717)	(3,179)
Net cash from financing activities	(168,740)	(137,534)
Change in cash, cash equivalents and restricted cash	(58,056)	(76,557)
Cash, cash equivalents and restricted cash at beginning of period	151,725	237,688
Cash, cash equivalents and restricted cash at end of period	$93,669	$161,131

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property, plant and equipment additions	$526	$985
Accrued timberlands reforestation and roads	$2,323	$2,365

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown above in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2025	September 30, 2024
Cash and cash equivalents	$88,773	$161,131
Restricted cash included in other long-term assets[1]	4,896	—
Total cash, cash equivalents, and restricted cash	$93,669	$161,131

1.
Amounts included in restricted cash represent proceeds held by a qualified intermediary that were or are intended to be reinvested in timber and timberlands.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PotlatchDeltic Corporation and Consolidated Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income	Equity
Balance, December 31, 2024	78,684	$78,684	$2,315,176	$(470,331)	$114,141	$2,037,670
Net income	—	—	—	25,805	—	25,805
Shares issued for stock compensation	104	104	(104)	—	—	—
Equity-based compensation expense	—	—	2,759	—	—	2,759
Repurchase of common stock	(93)	(93)	—	(4,054)	—	(4,147)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(148)	(148)
Cash flow hedges, net of tax	—	—	—	—	(16,609)	(16,609)
Dividends on common stock, $0.45 per share	—	—	—	(35,435)	—	(35,435)
Other transactions, net	—	—	103	(105)	—	(2)
Balance, March 31, 2025	78,695	78,695	2,317,934	(484,120)	97,384	2,009,893
Net income	—	—	—	7,354	—	7,354
Shares issued for stock compensation	10	10	(10)	—	—	—
Equity-based compensation expense	—	—	3,195	—	—	3,195
Repurchase of common stock	(1,419)	(1,419)	—	(54,464)	—	(55,883)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(147)	(147)
Cash flow hedges, net of tax	—	—	—	—	(7,706)	(7,706)
Dividends on common stock, $0.45 per share	—	—	—	(34,778)	—	(34,778)
Other transactions, net	—	—	116	(117)	—	(1)
Balance, June 30, 2025	77,286	77,286	2,321,235	(566,125)	89,531	1,921,927
Net income	—	—	—	25,893	—	25,893
Shares issued for stock compensation	5	5	(5)	—	—	—
Equity-based compensation expense	—	—	3,159	—	—	3,159
Pension plans and OPEB obligations, net of tax	—	—	—	—	(148)	(148)
Cash flow hedges, net of tax	—	—	—	—	(8,638)	(8,638)
Dividends on common stock, $0.45 per share	—	—	—	(34,780)		(34,780)
Other transactions, net	—	—	109	(122)		(13)
Balance, September 30, 2025	77,291	$77,291	$2,324,498	$(575,134)	$80,745	$1,907,400

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except per share amounts)	Shares	Amount	in Capital	Deficit	Income	Equity
Balance, December 31, 2023	79,365	$79,365	$2,303,992	$(315,291)	$103,032	$2,171,098
Net loss	—	—	—	(305)	—	(305)
Shares issued for stock compensation	143	143	(143)	—	—	—
Equity-based compensation expense	—	—	2,560	—	—	2,560
Pension plans and OPEB obligations, net of tax	—	—	—	—	(229)	(229)
Cash flow hedges, net of tax	—	—	—	—	15,925	15,925
Dividends on common stock, $0.45 per share	—	—	—	(35,779)	—	(35,779)
Other transactions, net	—	—	90	(88)	—	2
Balance, March 31, 2024	79,508	79,508	2,306,499	(351,463)	118,728	2,153,272
Net income	—	—	—	13,678	—	13,678
Shares issued for stock compensation	4	4	(4)	—	—	—
Equity-based compensation expense	—	—	2,962	—	—	2,962
Repurchase of common stock	(610)	(610)	—	(24,402)	—	(25,012)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(230)	(230)
Cash flow hedges, net of tax	—	—	—	—	3,611	3,611
Dividends on common stock, $0.45 per share	—	—	—	(35,677)	—	(35,677)
Other transactions, net	—	—	98	(103)	—	(5)
Balance, June 30, 2024	78,902	78,902	2,309,555	(397,967)	122,109	2,112,599
Net income	—	—	—	3,309	—	3,309
Shares issued for stock compensation	16	16	(16)	—	—	—
Equity-based compensation expense	—	—	2,946	—	—	2,946
Repurchase of common stock	(56)	(56)	—	(2,344)	—	(2,400)
Pension plans and OPEB obligations, net of tax	—	—	—	—	(230)	(230)
Cash flow hedges, net of tax	—	—	—	—	(28,713)	(28,713)
Dividends on common stock, $0.45 per share	—	—	—	(35,486)	—	(35,486)
Other transactions, net	—	—	101	(101)	—	—
Balance, September 30, 2024	78,862	$78,862	$2,312,586	$(432,589)	$93,166	$2,052,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX FOR THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

General

PotlatchDeltic Corporation and its subsidiaries (collectively referred to in this report as PotlatchDeltic, the company, us, we or our) is a leading timberland Real Estate Investment Trust (REIT) with operations in nine states. We are engaged in activities associated with timberland management, including the sale of timber, the ownership and management of 2.1 million acres of timberlands and the purchase and sale of timberlands. We are also engaged in the manufacturing and sale of wood products and the development of real estate. Our timberlands, real estate development projects and all of our wood products facilities are located within the continental United States. The primary market for our products is the United States.

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

In May 2025, we paid $2.5 million related to our obligations under the Thomson Reservoir Project, leaving $0.1 million accrued as of September 30, 2025. For additional details regarding the project, refer to the section “Commitments, Contingencies and Legal Matters” in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

Pending Merger with Rayonier Inc.

Refer to Note 13: Pending Merger with Rayonier Inc. in the Notes to Condensed Consolidated Financial Statements for information regarding our pending merger with Rayonier Inc.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted as of the beginning of the annual reporting period. ASU 2025-06 should be applied either prospectively, retrospectively, or utilizing a modified transition approach. Management is currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

Reclassifications

Certain prior period reclassifications were made to conform with current period presentation. These reclassifications had no effect on reported net income, net income per share, comprehensive income (loss), cash flows, total assets, total liabilities, or shareholders’ equity as previously reported.

NOTE 2. SEGMENT INFORMATION

Our operations are organized into three reportable segments: Timberlands, Wood Products and Real Estate, all of which are strategic business units that offer different products and services. The segments are managed separately because each business provides different products and utilizes different marketing strategies. Management activities in the Timberlands segment include planting and harvesting trees and building and maintaining roads. The Timberlands segment also generates revenues from non-timber resources such as hunting leases, recreation permits and leases, solar land lease option agreements, mineral rights contracts, oil and gas royalties and carbon sequestration. The Wood Products segment manufactures and sells lumber and plywood. The Real Estate segment includes the sale of land holdings deemed non-strategic or identified as having higher and better use alternatives, a master planned community development and a country club.

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

The following table presents our revenues by major product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Timberlands
Northern region
Sawlogs	$51,711	$46,236	$141,578	$120,606
Pulpwood	374	232	2,225	512
Other	392	365	1,251	1,051
Total Northern revenues	52,477	46,833	145,054	122,169

Southern region
Sawlogs	28,694	31,711	89,281	97,236
Pulpwood	16,706	18,383	49,087	49,346
Stumpage	4,911	3,899	13,722	15,619
Other	5,201	4,306	14,960	12,514
Total Southern revenues	55,512	58,299	167,050	174,715

Total Timberlands revenues	107,989	105,132	312,104	296,884

Wood Products
Lumber	131,837	107,473	399,657	345,084
Residuals and Panels	34,044	31,939	102,688	96,505
Total Wood Products revenues	165,881	139,412	502,345	441,589

Real Estate
Rural real estate	51,292	24,409	97,730	114,788
Development real estate	14,558	10,912	17,684	21,274
Other	3,732	3,380	10,855	9,478
Total Real Estate revenues	69,582	38,701	126,269	145,540

Total segment revenues	343,452	283,245	940,718	884,013
Intersegment Timberlands revenues[1]	(29,273)	(28,114)	(83,294)	(80,084)
Total consolidated revenues	$314,179	$255,131	$857,424	$803,929

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

	Three Months Ended September 30, 2025
(in thousands)	Timberlands	Wood Products	Real Estate	Total
Revenues from external customers	$78,716	$165,881	$69,582	$314,179
Intersegment Timberlands revenues[1]	29,273	—	—	29,273
	107,989	165,881	69,582	343,452

Cost of goods sold[2]
Fiber costs[2]	—	79,588	—	79,588
Freight, logging and hauling[2]	53,038	21,946	—	74,984
Manufacturing costs[2,3]	—	61,913	—	61,913
Finished goods inventory change[2]	—	1,994	—	1,994
Depreciation, depletion and amortization[2]	15,797	9,474	142	25,413
Basis in real estate sold[2]	—	—	26,024	26,024
Other[4]	11,125	328	4,770	16,223
	79,960	175,243	30,936	286,139
Segment selling, general and administrative expenses[5]	3,104	2,934	1,787	7,825
Segment operating income (loss)	24,925	(12,296)	36,859	49,488

Depreciation, depletion and amortization[6]	16,083	9,582	162	25,827
Basis in real estate sold	—	—	26,024	26,024
(Gain) loss on disposal of assets	(5)	240	—	235
Segment Adjusted EBITDDA	$41,003	$(2,474)	$63,045	$101,574

The footnotes below the table for the nine months ended September 30, 2024 are also applicable to the above table.

	Three Months Ended September 30, 2024
(in thousands)	Timberlands	Wood Products	Real Estate	Total
Revenues from external customers	$77,018	$139,412	$38,701	$255,131
Intersegment Timberlands revenues[1]	28,114	—	—	28,114
	105,132	139,412	38,701	283,245

Cost of goods sold[2]
Fiber costs[2]	—	67,552	—	67,552
Freight, logging and hauling[2]	56,829	17,314	—	74,143
Manufacturing costs[2,3]	—	58,025	—	58,025
Finished goods inventory change[2]	—	2,883	—	2,883
Depreciation, depletion and amortization[2]	16,450	8,288	117	24,855
Basis in real estate sold[2]	—	—	12,908	12,908
Other[4]	10,294	430	4,584	15,308
	83,573	154,492	17,609	255,674
Segment selling, general and administrative expenses[5]	2,513	3,234	2,277	8,024
Segment operating income (loss)	19,046	(18,314)	18,815	19,547

Depreciation, depletion and amortization[6]	16,778	8,395	138	25,311
Basis in real estate sold	—	—	12,908	12,908
Loss on disposal of assets	—	338	—	338
Segment Adjusted EBITDDA	$35,824	$(9,581)	$31,861	$58,104

The footnotes below the table for the nine months ended September 30, 2024 are also applicable to the above table.

	Nine Months Ended September 30, 2025
(in thousands)	Timberlands	Wood Products	Real Estate	Total
Revenues from external customers	$228,810	$502,345	$126,269	$857,424
Intersegment Timberlands revenues[1]	83,294	—	—	83,294
	312,104	502,345	126,269	940,718

Cost of goods sold[2]
Fiber costs[2]	—	236,116	—	236,116
Freight, logging and hauling[2]	152,544	64,000	—	216,544
Manufacturing costs[2,3]	—	184,231	—	184,231
Finished goods inventory change[2]	—	(2,829)	—	(2,829)
Depreciation, depletion and amortization[2]	46,148	29,308	402	75,858
Basis in real estate sold[2]	—	—	47,378	47,378
Other[4]	29,003	923	12,605	42,531
	227,695	511,749	60,385	799,829
Segment selling, general and administrative expenses[5]	8,553	9,999	5,202	23,754
Segment operating income (loss)	75,856	(19,403)	60,682	117,135

Depreciation, depletion and amortization[6]	47,089	29,629	461	77,179
Basis in real estate sold	—	—	47,378	47,378
(Gain) loss on disposal of assets	(5)	663	—	658
Segment Adjusted EBITDDA	$122,940	$10,889	$108,521	$242,350

The footnotes below the table for the nine months ended September 30, 2024 are also applicable to the above table.

	Nine Months Ended September 30, 2024
(in thousands)	Timberlands	Wood Products	Real Estate	Total
Revenues from external customers	$216,800	$441,589	$145,540	$803,929
Intersegment Timberlands revenues[1]	80,084	—	—	80,084
	296,884	441,589	145,540	884,013

Cost of goods sold[2]
Fiber costs[2]	—	216,595	—	216,595
Freight, logging and hauling[2]	157,158	55,805	—	212,963
Manufacturing costs[2,3]	—	175,845	—	175,845
Finished goods inventory change[2]	—	(1,061)	—	(1,061)
Depreciation, depletion and amortization[2]	50,210	32,815	348	83,373
Basis in real estate sold[2]	—	—	73,530	73,530
Other[4]	28,057	549	12,023	40,629
	235,425	480,548	85,901	801,874
Segment selling, general and administrative expenses[5]	7,956	10,979	5,916	24,851
Segment operating income (loss)	53,503	(49,938)	53,723	57,288

Depreciation, depletion and amortization[6]	51,193	33,138	412	84,743
Basis in real estate sold	—	—	73,530	73,530
Loss (gain) on disposal of assets	—	275	(8)	267
Segment Adjusted EBITDDA	$104,696	$(16,525)	$127,657	$215,828

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total Segment Adjusted EBITDDA	$101,574	$58,104	$242,350	$215,828
Corporate Adjusted EBITDDA[1]	(12,042)	(12,203)	(37,355)	(36,624)
Eliminations and adjustments[2]	(269)	1	(340)	(407)
Total Adjusted EBITDDA	89,263	45,902	204,655	178,797
Interest expense, net	(11,461)	(9,635)	(23,365)	(18,049)
Depreciation, depletion and amortization[3]	(26,046)	(25,487)	(77,820)	(85,150)
Basis in real estate sold	(26,022)	(12,905)	(47,370)	(73,522)
Merger-related expenses	(1,903)	—	(1,903)	—
Environmental charge	—	—	(490)	—
Non-operating pension and other postretirement employee benefits	(351)	200	(1,053)	602
Loss on disposal of assets	(234)	(338)	(658)	(267)
Other	1,222	1,516	1,757	1,348
Income (loss) before income taxes	$24,468	$(747)	$53,753	$3,759

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

The following tables summarize additional reportable segment financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation, depletion and amortization:
Timberlands	$16,083	$16,778	$47,089	$51,193
Wood Products	9,582	8,395	29,629	33,138
Real Estate	162	138	461	412
Corporate	219	176	641	407
	26,046	25,487	77,820	85,150
Bond discounts and deferred loan fees[1]	324	406	1,087	1,219
Total depreciation, depletion and amortization	$26,370	$25,893	$78,907	$86,369

Basis of real estate sold:
Real Estate	$26,024	$12,908	$47,378	$73,530
Eliminations and adjustments	(2)	(3)	(8)	(8)
Total basis of real estate sold	$26,022	$12,905	$47,370	$73,522

1.
Included within interest expense, net in the Condensed Consolidated Statements of Operations.

(in thousands)	September 30, 2025	December 31, 2024
Assets:
Timberlands[1]	$2,361,963	$2,396,642
Wood Products	538,700	537,665
Real Estate[2]	68,916	67,527
	2,969,579	3,001,834
Corporate	203,960	303,609
Total consolidated assets	$3,173,539	$3,305,443

1.
We do not report rural real estate separately from Timberlands as we do not report these assets separately to management.
2.
Real Estate assets primarily consist of a master planned community development and a country club.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Capital Expenditures:[1]
Timberlands	$6,612	$6,476	$18,012	$19,321
Wood Products	5,937	25,247	20,650	50,825
Real Estate[2]	2,905	2,791	9,941	5,828
	15,454	34,514	48,603	75,974
Corporate	95	120	136	799
Total capital expenditures	$15,549	$34,634	$48,739	$76,773

1.
Does not include the acquisition of timber and timberlands, all of which were acquired by our Timberlands segment.
2.
Real Estate capital expenditures include development expenditures of $2.7 million and $8.8 million for the three and nine months ended September 30, 2025, respectively, and $2.6 million and $5.3 million for the three and nine months ended September 30, 2024, respectively.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the number of shares used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Basic weighted-average shares outstanding	77,635	79,173	78,306	79,494
Incremental shares due to:
Performance shares	154	30	88	19
Restricted stock units	100	74	83	50
Diluted weighted-average shares outstanding	77,889	79,277	78,477	79,563

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

For the three and nine months ended September 30, 2025, there were 0 and approximately 170,900 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. For the three and nine months ended September 30, 2024, there were approximately 50,000 and 138,000 stock-based awards, respectively, that were excluded from the calculation of diluted earnings per share as they were anti-dilutive. Anti-dilutive stock-based awards could be dilutive in future periods.

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted from time to time in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (each, a Trading Plan). The timing, manner, price and amount of repurchases will be determined according to, and subject to, the terms of a Trading Plan, and, subject to the terms of a Trading Plan, the 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason. During the nine months ended September 30, 2025, we repurchased 1,511,923 shares of our common stock for total consideration of $60.0 million under the 2022 Repurchase Program, none of which were repurchased during the three months ended September 30, 2025. During the three and nine months ended September 30, 2024, we repurchased 56,851 and 666,475 shares of our common stock, respectively, for total consideration of $2.4 million and $27.4 million, respectively, under the 2022 Repurchase Program. At September 30, 2025, we had remaining authorization of $30.0 million for future stock repurchases under the 2022 Repurchase Program. Transaction costs are not counted against authorized funds.

We record share repurchases upon trade date as opposed to the settlement date. We record a liability to account for repurchases that have not been cash settled. We retire shares upon repurchase. Any excess repurchase price over par is recorded in accumulated deficit.

NOTE 4. CERTAIN BALANCE SHEET COMPONENTS

Inventories

(in thousands)	September 30, 2025	December 31, 2024
Logs	$35,298	$31,786
Lumber, panels and veneer	38,885	37,689
Materials and supplies	32,853	29,284
Total inventories	107,036	98,759
Less: LIFO reserve	(15,833)	(15,833)
Total inventories, net	$91,203	$82,926

Property, plant and equipment

(in thousands)	September 30, 2025	December 31, 2024
Property, plant and equipment	$715,863	$710,703
Less: accumulated depreciation	(319,354)	(301,790)
Total property, plant and equipment, net	$396,509	$408,913

Timber and timberlands

(in thousands)	September 30, 2025	December 31, 2024
Timber and timberlands, net	$2,224,042	$2,263,991
Logging roads, net	93,240	93,160
Total timber and timberlands, net	$2,317,282	$2,357,151

In September 2025, we acquired approximately 11,200 acres of mature timberland located in Arkansas for total consideration of $24.8 million, inclusive of transaction costs. In January 2024, we acquired 16,000 acres of mature timberlands in Arkansas for $31.4 million, including transaction costs.

Accounts payable and accrued liabilities

(in thousands)	September 30, 2025	December 31, 2024
Accrued payroll and benefits	$23,024	$25,249
Accounts payable	19,240	16,991
Deferred revenue[1]	14,611	12,234
Accrued taxes	8,615	5,212
Accrued interest	5,724	6,826
Other current liabilities	26,397	29,116
Total accounts payable and accrued liabilities	$97,611	$95,628

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

NOTE 5. DEBT

TERM LOANS

At September 30, 2025, $1.04 billion was outstanding under our Second Amended and Restated Term Loan Agreement (the Amended Term Loan Agreement). Of this amount, $27.5 million was classified as current on our accompanying Condensed Consolidated Balance Sheets, consisting of a variable-rate term loan that matures in February 2026. Certain borrowings under the Amended Term Loan Agreement are at rates of one-month Secured Overnight Financing Rate (SOFR), plus an applicable margin between 1.61% and 2.30%, or daily simple SOFR plus a spread between 2.20% and 2.30%. We have entered into SOFR-indexed interest rate swaps to fix the interest rate on these variable rate term loans. See Note: 6 Derivative Instruments for additional information on our interest rate swaps.

On August 27, 2025, we entered into the twelfth amendment to our Amended Term Loan Agreement, establishing a new unsecured multi-segment term loan facility (the New Term Loan) with a total commitment of up to $127.5 million, maturing on August 27, 2035. An initial draw of $100.0 million under the New Term Loan was used to refinance a $100.0 million term loan under the Amended Term Loan Agreement that matured on August 27, 2025. The remaining $27.5 million commitment under the New Term Loan agreement will be available on February 2, 2026 to refinance a variable-rate term loan maturing on that date. The New Term Loan bears interest at a rate equal to daily simple SOFR plus an applicable margin of 2.30% per annum.

In connection with the New Term Loan, we terminated our final remaining $75.0 million forward-starting interest rate swap and transferred the value realized from its termination into a new interest rate swap to fix the rate at 4.11%, including margin but before patronage credits from lenders. See Note 6: Derivative Instruments for additional information.

CREDIT AGREEMENT

Our Third Amended Credit Agreement (as amended, the Amended Credit Agreement) provides for a $300.0 million revolving line of credit that matures February 14, 2027. As provided in the Amended Credit Agreement, borrowing capacity may be increased by up to an additional $500.0 million. The revolving line of credit also includes a sublimit of $75.0 million for the issuance of standby letters of credit and a sublimit of $25.0 million for swing line loans. Usage under either or both sub facilities reduces availability under the revolving line of credit. We may utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions and other general corporate expenditures. At September 30, 2025, there were no borrowings under the revolving line of credit and approximately $0.6 million of our revolving line of credit was utilized for outstanding letters of credit.

We were in compliance with all debt and credit agreement covenants at September 30, 2025.

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

At September 30, 2025, we had interest rate swaps associated with $1.04 billion of SOFR-indexed term loan debt. These cash flow hedges convert such variable rate loans with margins ranging from 1.61% to 2.30%, to fixed rates ranging from 2.14% to 4.83% before patronage credits from lenders. See Note 5: Debt for additional information.

The gross fair values of derivative instruments on our Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Location	September 30, 2025	December 31, 2024
Derivatives designated in cash flow hedging relationships:
Interest rate contracts	Other assets, current[1]	$232	$—
Interest rate contracts	Other assets, non-current	99,982	138,354
		$100,214	$138,354

1.
Derivative instruments that mature within one year, as a whole, are classified as current.

The following table details the effect of derivatives on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss):

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location	2025	2024	2025	2024
Derivatives designated in cash flow hedging relationships:
Interest rate contracts
(Loss) income recognized in other comprehensive income (loss), net of tax		$(3,811)	$(23,130)	$(19,075)	$7,574
Amounts reclassified from accumulated other comprehensive income to income, net of tax[1]	Interest expense, net	$4,827	$5,583	$13,878	$16,751

Interest expense, net		$11,461	$9,635	$23,365	$18,049

1.

Realized gains and losses on interest rate contracts consist of realized net cash received or paid and interest accruals on the interest rate swaps during the periods in addition to amortization of amounts out of other comprehensive income (loss) related to certain terminated hedges and adjustments to interest expense resulting from amortization of inception value of certain off-market designated hedges. For the nine months ended September 30, 2025 and 2024, we amortized $8.5 million and $8.0 million, respectively, of the off-market designated hedges. Net cash received or paid is included within Interest expense, net in the Condensed Consolidated Statements of Operations.

At September 30, 2025, the amount of net gains expected to be reclassified into earnings in the next 12 months is approximately $12.7 million. However, this expected amount to be reclassified into earnings is subject to change as the ultimate amount recognized in earnings is based on the SOFR rates at the time of net swap cash payments.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents the estimated fair values of our financial instruments:

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative assets related to interest rate swaps (Level 2)	$100,214	$100,214	$138,354	$138,354

Long-term debt, including current portion (Level 2)[1]	$(1,037,000)	$(1,037,000)	$(1,036,569)	$(1,035,608)

Company owned life insurance asset (COLI) (Level 3)	$6,125	$6,125	$6,026	$6,026

1.	At December 31, 2024, the carrying amount of long-term debt included principal and unamortized discounts.

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

NOTE 8. EQUITY-BASED COMPENSATION

We issue new shares of common stock to settle performance share awards (PSAs), restricted stock units (RSUs) and deferred compensation stock equivalent units. At September 30, 2025, approximately 1.2 million shares were available for future use under our current stock incentive plan.

Share-based compensation activity during the nine months ended September 30, 2025 included the following:

	Granted	Vested	Forfeited
Performance Share Awards (PSAs)	122,251	—	3,813
Restricted Stock Units (RSUs)	113,263	42,511	2,523

Approximately 0.1 million shares of common stock were issued to employees during the nine months ended September 30, 2025, as a result of PSA and RSU vesting during 2024 and 2025.

The following table details compensation expense and the related income tax benefit for company specific equity-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Equity-based compensation expense:
Performance share awards	$1,722	$1,635	$4,878	$4,628
Restricted stock units	1,415	1,260	4,169	3,691
Deferred compensation stock equivalent units expense	22	51	66	149
Total equity-based compensation expense	$3,159	$2,946	$9,113	$8,468

Total tax benefit recognized for equity-based expense	$195	$197	$584	$554

Performance Share Awards

The weighted-average grant date fair value of PSAs granted during the nine months ended September 30, 2025, was $66.00 per share. PSAs granted under the stock incentive plans have a three-year performance period and shares are issued after the end of the period if the performance measures are met. The number of shares actually issued, as a percentage of the amount subject to the PSA, could range from 0% to 200%. PSAs granted under the stock incentive plans do not have voting rights unless and until shares are issued upon settlement. If shares are issued at the end of the performance measurement period, the recipients will receive dividend equivalents in the form of additional shares of common stock at the date of settlement equal to the dividends that would have been paid on the shares earned had the recipients owned the shares during the three-year period. The share awards are not considered participating securities.

The following table presents the key inputs used in the Monte Carlo simulation to calculate the fair value of the performance share awards granted in 2025:

Stock price as of valuation date	$45.19
Risk-free rate	4.18%
Expected volatility	26.64%
Expected dividend yield[1]	—
Expected term (years)	3.00

1.
Full dividend reinvestment assumed.

Restricted Stock Units

The weighted-average fair value of all RSUs granted during the nine months ended September 30, 2025, was $43.30 per share. The fair value of RSUs granted equaled our common share price on the date of grant factoring in any required post-vesting holding periods. The RSU awards granted accrue dividend equivalents based on dividends paid during the RSU vesting period. Recipients will receive dividend equivalents in the form of additional shares of common stock at the date the vested RSUs are settled. Any forfeited RSUs will not receive dividends. The share awards are not considered participating securities.

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

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted, permanently extending certain provisions of the Tax Cuts and Jobs Act and includes a broad range of tax reform provisions affecting businesses. The legislation includes staggered effective dates through 2027. As of September 30, 2025, we analyzed the impact of this legislation, including the reinstatement of 100% bonus depreciation, and determined that the OBBBA did not have a material impact on our 2025 annual effective tax rate. We are continuing to monitor additional provisions of the OBBBA that become effective through 2027 for potential future impact.

NOTE 10. LEASES

We lease certain equipment, office space and land. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The following table presents supplemental balance sheet information related to lease assets and liabilities:

(in thousands)	Classification	September 30, 2025	December 31, 2024
Assets
Operating lease assets	Other long-term assets	$8,982	$10,167
Finance lease assets[1]	Property, plant and equipment, net	14,880	12,266
Total lease assets		$23,862	$22,433

Liabilities
Current:
Operating lease liabilities	Accounts payable and accrued liabilities	$3,263	$3,027
Finance lease liabilities	Accounts payable and accrued liabilities	6,085	5,257
Noncurrent:
Operating lease liabilities	Other long-term obligations	5,499	7,030
Finance lease liabilities	Other long-term obligations	8,650	6,959
Total lease liabilities		$23,497	$22,273

1.
Finance lease assets are presented net of accumulated amortization of $12.4 million and $12.6 million at September 30, 2025 and December 31, 2024, respectively.

The following table presents the components of lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease costs[1]	$921	$893	$2,737	$2,593
Finance lease costs:
Amortization of leased assets	1,635	1,441	4,501	4,061
Interest expense	188	152	503	431
Net lease costs	$2,744	$2,486	$7,741	$7,085

1.
Excludes short-term leases and variable lease costs, which are immaterial.

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,860	$2,757
Operating cash flows for finance leases	$503	$431
Financing cash flows for finance leases	$4,594	$4,142
Leased assets exchanged for new lease liabilities:
Operating leases	$1,168	$2,989
Finance leases	$7,116	$5,215

NOTE 11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The following table details the components of net periodic cost (benefit) of our pension plans and other postretirement employee benefit plans (OPEB):

	Three Months Ended September 30,
	Pension		OPEB
(in thousands)	2025	2024	2025	2024
Service cost	$1,266	$1,321	$15	$22
Interest cost	3,230	3,124	252	220
Expected return on plan assets	(2,933)	(3,237)	—	—
Amortization of prior service cost	—	5	—	—
Amortization of actuarial (gain) loss	43	19	(241)	(331)
Total net periodic cost	$1,606	$1,232	$26	$(89)

	Nine Months Ended September 30,
	Pension		OPEB
(in thousands)	2025	2024	2025	2024
Service cost	$3,799	$3,964	$43	$69
Interest cost	9,688	9,369	755	658
Expected return on plan assets	(8,798)	(9,711)	—	—
Amortization of prior service cost	—	15	—	—
Amortization of actuarial (gain) loss	129	59	(721)	(992)
Total net periodic cost	$4,818	$3,696	$77	$(265)

Funding of our non-qualified pension and other postretirement employee benefit plans was $3.0 million and $3.3 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, we made contributions to our qualified pension benefit plan of $5.7 million and $4.0 million, respectively.

NOTE 12. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details changes in amounts included in our Accumulated Other Comprehensive Income (AOCI) by component on our Condensed Consolidated Balance Sheets, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Pension and Other Postretirement Employee Benefits
Balance at beginning of period	$(28,946)	$(19,384)	$(28,651)	$(18,925)
Reclassifications from AOCI to earnings:
Other[1]	(198)	(307)	(592)	(918)
Tax effect	50	77	149	229
Net of tax amount	(148)	(230)	(443)	(689)
Balance at end of period	(29,094)	(19,614)	(29,094)	(19,614)
Cash Flow Hedges
Balance at beginning of period	118,477	141,493	142,792	121,957
Unrecognized gains (losses) arising in AOCI during the period:
Gross	(90)	(23,502)	(15,464)	7,695
Tax effect	380	372	490	(121)
Reclassifications from AOCI to earnings:
Gross[2]	(4,935)	(5,708)	(14,152)	(17,124)
Tax effect	108	125	274	373
Net of tax amount	(4,537)	(28,713)	(28,852)	(9,177)
Other reclassifications[3]	(4,101)	—	(4,101)	—
Balance at end of period	109,839	112,780	109,839	112,780
Accumulated other comprehensive income, end of period	$80,745	$93,166	$80,745	$93,166

1.
Included in the computation of net periodic pension costs.
2.
Included in Interest expense, net on the Condensed Consolidated Statement of Operations.
3.
Deferred tax impact of a forward-starting interest rate swap redesignated from our REIT to the TRS related to the August 2025 debt refinance.

See Note 11: Pension and Other Postretirement Employee Benefits and Note 6: Derivative Instruments for additional information.

NOTE 13. PENDING MERGER WITH RAYONIER INC.

On October 13, 2025, PotlatchDeltic entered into an Agreement and Plan of Merger (the Merger Agreement) with Rayonier Inc. (Rayonier) and Redwood Merger Sub, LLC, a direct wholly owned subsidiary of Rayonier (Merger Sub), pursuant to which PotlatchDeltic will merge with and into Merger Sub with Merger Sub continuing as the surviving entity and a direct wholly owned subsidiary of Rayonier (the Merger). Upon closing, each share of PotlatchDeltic common stock will convert into 1.7339 (the Exchange Ratio) shares of Rayonier common shares, plus cash in lieu of any fractional shares (as such Exchange Ratio and cash amount may be adjusted pursuant to the terms of the Merger Agreement, including as described below, the Merger Consideration).

Concurrently with the Merger announcement, Rayonier declared a one-time special dividend of $1.40 per share (consisting of up to 25% cash and the remainder in Rayonier common shares), payable on December 12, 2025, to shareholders of record as of October 24, 2025 (the Rayonier Special Dividend). To equalize the economic impact of the Rayonier Special Dividend, pursuant to the terms of the Merger Agreement, the Merger Consideration will be adjusted upon the record date of the Rayonier Special Dividend (and calculated immediately following its distribution date). With respect to the stock allocation of the Rayonier Special Dividend, the Exchange Ratio will be increased to account for the number of Rayonier Common Shares issued in the Rayonier Special Dividend. With respect to the cash allocation of the Rayonier Special Dividend, each share of PotlatchDeltic common stock shall be entitled to receive in the Merger an amount of cash equal to the amount of cash paid in the Rayonier Special Dividend on a per-share basis, multiplied by the Exchange Ratio (the Cash Adjustment Amount).

At the effective time of the Merger (the Effective Time), PotlatchDeltic equity awards, including restricted stock units, performance share awards, stock equivalent units, and stock options, will convert into Rayonier equity awards, in each case, pursuant to the terms of the Merger Agreement.

PotlatchDeltic and Rayonier have also agreed to various customary pre-closing covenants, including, to conduct its business in the ordinary course (subject to certain exceptions), to cooperate with respect to seeking regulatory approvals subject to specified limitations, to hold a meeting of its stockholders to obtain the requisite stockholder approvals contemplated by the Merger Agreement, not to solicit proposals relating to alternative business combination transactions, and subject to certain exceptions, not to engage in discussions or negotiations regarding an alternative business combination transaction. PotlatchDeltic and Rayonier have also agreed to coordinate the timing of their regular quarterly dividends prior to closing of the Merger. Each party may also declare and pay additional special dividends (other than the Rayonier Special Dividend) to the extent required to maintain REIT compliance, subject to: (i) an increase to the Cash Adjustment Amount for PotlatchDeltic stockholders if Rayonier declares and pays such a dividend, or (ii) a matching cash distribution by Rayonier if PotlatchDeltic declares and pays such a dividend, in accordance with the Merger Agreement.

The Merger has been unanimously approved by both companies’ boards of directors and remains subject to shareholder approvals, regulatory approval, and other customary closing conditions. The transaction is expected to close in late first quarter or early second quarter of 2026. However, the Merger Agreement may be terminated under certain circumstances by either PotlatchDeltic or Rayonier, including (i) if the Merger has not been completed by July 13, 2026, subject to an automatic extension of 90 calendar days in order to obtain required regulatory approvals if all other closing conditions have been satisfied or waived; (ii) if the approval of either party’s stockholders is not obtained; and (iii) if the other party’s board of directors makes an adverse recommendation change with respect to the proposed Merger. If the Merger Agreement is terminated under certain circumstances, PotlatchDeltic may be required to pay a termination fee to Rayonier equal to $138.0 million, or Rayonier may be required to pay a termination fee to PotlatchDeltic equal to $159.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, expectations regarding economic conditions, including interest rates; expected seasonal fluctuations in our business segments; expected effectiveness of our hedging instruments and swaps; amount of net earnings on cash flow hedges expected to be reclassified into earnings in the next 12 months; expected return on pension assets; future share repurchases and dividend payments; anticipated cash balances, cash flows from operations and expected liquidity; statements regarding our pending merger with Rayonier, Inc. (Rayonier); expectations regarding the development of solar option agreements, forest carbon credits, carbon sequestration and other natural climate solutions (NCS) markets and products and our position in the market for them; potential uses of our credit facility; expectations regarding debt obligations, interest payments, refinancing or paying off debt and compliance with our covenants under our financing agreements; maintenance of our investment grade credit rating; the timing of reflecting the impact of the One Big Beautiful Bill Act in our financial statements; expectations regarding the U.S. housing market and home repair and remodeling activity; the lumber and log markets and pricing; lumber shipment volumes; timber harvest volumes and timing; rural real estate and real estate development sales; sufficiency of cash and any necessary borrowings to meet future cash requirements; expected capital expenditures; expectations regarding our ability to capitalize on actions that governments and businesses are taking on climate change and their commitments towards reducing greenhouse gas emissions; and similar matters.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often involve use of words such as anticipates, believe, can, continue, could, estimated, expects, forecasted, future, intend, long-term, may, ongoing, outlook, potential, tends, typically, will, or similar words or terminology. These forward-looking statements reflect our current views regarding future events based on estimates and assumptions and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The realization of our expectations and the accuracy of our assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•
the effect of general economic conditions in the U.S. and international economies, including the impact of employment rates, interest rate levels, discount rates, housing starts, and the general availability of financing for home mortgages;
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
•
changes in the rate or magnitude of climate change, whether actual or perceived, as well as the motivation of businesses and the general public to address it;
•
the effect of U.S. government shutdowns on government approvals, log sales, real estate transactions, permits, the economy generally, and other matters affecting our business;
•
the failure of third parties to exercise option contracts for the purchase or lease of land intended for planned solar projects; and
•
the failure to obtain necessary approvals of governmental authorities, our stockholders or Rayonier shareholders for the completion of our merger with Rayonier Inc.

For a discussion of some of the factors that may affect our business, results and prospects and a nonexclusive listing of forward-looking statements, refer to Cautionary Statement Regarding Forward-Looking Information on page 1 and Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and Risk Factors in Part II, Item 1A in this Quarterly Report on Form 10-Q. Investors should not interpret the disclosure of a risk to imply that the risk has not already materialized. Forward-looking statements contained in this report present our views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of our views to reflect events or circumstances occurring after the date of this report.

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

Further, we believe global efforts to address climate change also present growth opportunities. As companies and governments pursue net-zero targets, we believe we are well positioned to provide products and services that support these goals through natural climate solutions offerings, including selling or leasing land for renewable energy projects such as solar power generation facilities, supplying biomass for green energy, participating in forest carbon offset and carbon capture and storage projects, and emerging technologies that allow wood fiber to be used in applications ranging from biofuels to bioplastics.

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

Business and Economic Trends Affecting Our Operations

The performance of our Timberlands, Wood Products, and Real Estate segments reflects the cyclical nature of the forest products and real estate industries. These cycles are influenced by seasonal weather patterns, macroeconomic conditions, and regional market dynamics, all of which continue to shape our operations and financial outcomes. Log and pulpwood sales volumes are typically lower in the first half of the year due to weather-related challenges. In the Southern U.S., winter rains limit access to logging sites, while in the Northern U.S., the spring thaw has a similar effect, reducing harvesting activity. As a result, the third quarter tends to be our Timberlands segment’s most productive period.

Timber demand is closely tied to broader needs for lumber, pulp, paper, and packaging, and is especially sensitive to trends in U.S. home construction and renovation. Regional differences also play a role in market behavior. For example, log markets in Idaho remain relatively balanced, while parts of the Southern U.S. — historically oversupplied — are now experiencing tighter supply conditions driven by increased mill capacity. This shift underscores the growing strategic importance of the Southern region in the North American timber market.

Macroeconomic factors, including interest rates and housing trends, continue to impact our business. The U.S. Federal Reserve began cutting benchmark interest rates in late 2024, followed by additional 25 basis point reductions in September and October 2025. While not directly linked to short-term benchmark rates, the average 30-year fixed mortgage rate improved during the first nine months of 2025, ending September at approximately 6.3%, down 55 basis points from year-end 2024. Persistent economic uncertainty, inflationary pressures, fiscal concerns, and global trade tensions have contributed to housing affordability challenges and stagnant growth in new housing starts.

According to the most recent U.S. Census Bureau report, total privately-owned housing starts in August 2025 exceeded 1.3 million units (seasonally adjusted). Single-family starts averaged approximately 0.9 million units between March and August 2025, slightly below the trailing 12-month average. Authorized building permits for single-family homes also averaged nearly 0.9 million units, consistent with the trailing 12-month average.

Builder sentiment improved in October 2025, with the NAHB/Wells Fargo Housing Market Index rising five points from September to 37 — the highest level since April. This uptick may reflect cautious optimism, supported by easing mortgage rates and stronger forward-looking sales expectations. However, continued promotional pricing and persistent supply-side challenges suggest that recovery remains uneven. Elevated material costs, labor shortages, limited land availability, and economic policy uncertainty continue to weigh on the housing market.

The repair and remodel (R&R) sector — the largest driver of lumber demand — slowed in 2024 but is forecasted to grow through 2026. While discretionary remodel activity has softened, structural and maintenance-related demand remains resilient. Many homeowners are choosing to stay in place and reinvest in existing homes, supporting demand for treated lumber, sheathing, and panels. We remain optimistic about the long-term housing and R&R outlook, supported by structural undersupply, historically low inventory, strong demographic demand (particularly from millennials in their prime home-buying years), elevated home equity, aging housing stock, and a preference for upgrading existing homes.

In our Timberlands segment, a significant portion of Idaho sawlog prices are indexed on a one-month lag to lumber prices. In the third quarter of 2025, our average sawlog prices in the Northern region increased year-over-year, primarily due to higher average cedar prices and indexed lumber prices. In the Southern region, timber price realization remained consistent with the third quarter of 2024. Total harvest volume for the Timberlands segment was 1.9 million tons during the third quarter of 2025, which was slightly lower than the third quarter of 2024 primarily due to more Northern harvest activity in the first half of 2025 due to favorable operating conditions. Further, tepid market conditions in the South during the third quarter of 2025 led to production curtailment and extended downtime at mills in several Southern markets. We expect to harvest 1.7 to 1.8 million tons during the fourth quarter of 2025, with approximately 80% from the Southern region.

In our Wood Products segment, demand is seasonal, with typically lower activity in winter and stronger demand from spring through fall, consistent with typical construction cycles. The third quarter of 2025 experienced improved results year-over-year, driven by increased shipments, particularly from our Waldo, Arkansas sawmill. The Waldo facility completed its ramp-up in early 2025 following the completion of its expansion and modernization project (the Modernization Project) late in the second quarter of 2024. Division-wide, we expect to ship between 290 and 300 million board feet of lumber during the fourth quarter of 2025.

In the third quarter of 2025, our Real Estate segment benefited from two large rural land sales in Georgia and a 13-acre commercial sale in Chenal Valley. Development real estate sales occur year-round and are influenced by neighborhood offerings, infrastructure completion and contractor availability. We expect to sell approximately 5,000 rural acres and 46 residential lots in Chenal Valley during the fourth quarter of 2025.

Pending Merger with Rayonier

On October 13, 2025, we entered into a Merger Agreement with Rayonier and Merger Sub, pursuant to which PotlatchDeltic will merge with and into Merger Sub with Merger Sub continuing as the surviving entity and a direct wholly owned subsidiary of Rayonier. Under the terms of the Merger Agreement, at the Effective Time of the Merger, each PotlatchDeltic stockholder will receive 1.7339 shares of Rayonier common shares for each share of PotlatchDeltic common stock and cash in lieu of fractional shares at the Effective Time of the Merger, subject to certain adjustments, including with respect to the Rayonier Special Dividend. The Merger has been unanimously approved by both companies’ boards of directors and remains subject to shareholder approvals, regulatory approvals, and other customary closing conditions. The transaction is expected to close in late first quarter or early second quarter of 2026. Refer to Note 13: Pending Merger with Rayonier Inc. in the Notes to the Condensed Consolidated Financial Statements for additional information. Additional details regarding the Merger Agreement are included as Exhibit 2.1 in the company's Current Report on Form 8-K filed with the SEC on October 14, 2025.

Consolidated Results

The following table sets forth changes in our Condensed Consolidated Statements of Operations. Our Business Segment Results provide a more detailed discussion of our segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Revenues	$314,179	$255,131	$59,048	$857,424	$803,929	$53,495
Costs and expenses:
Cost of goods sold	257,130	227,556	29,574	716,867	722,189	(5,322)
Selling, general and administrative expenses	20,088	20,403	(315)	61,750	61,882	(132)
Merger-related expenses	1,903	—	1,903	1,903	—	1,903
Environmental charge	—	—	—	490	—	490
	279,121	247,959	31,162	781,010	784,071	(3,061)
Operating income	35,058	7,172	27,886	76,414	19,858	56,556
Interest expense, net	(11,461)	(9,635)	(1,826)	(23,365)	(18,049)	(5,316)
Non-operating pension and other postretirement employee benefits	(351)	200	(551)	(1,053)	602	(1,655)
Other	1,222	1,516	(294)	1,757	1,348	409
Income (loss) before income taxes	24,468	(747)	25,215	53,753	3,759	49,994
Income taxes	1,425	4,056	(2,631)	5,299	12,923	(7,624)
Net income	$25,893	$3,309	$22,584	$59,052	$16,682	$42,370
Total Adjusted EBITDDA[1]	$89,263	$45,902	$43,361	$204,655	$178,797	$25,858

1.	See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income (loss), the closest comparable GAAP measure, for each of the periods presented.

Third Quarter 2025 Compared with Third Quarter 2024

Revenues

Revenues for the third quarter of 2025 increased $59.0 million compared to the third quarter of 2024 due to increased lumber shipments, primarily from our Waldo, Arkansas facility, increased Northern sawlog prices, two large rural real estate sales in the Southern region in 2025, and a 13-acre commercial land sale in Chenal Valley. There were no similar large-scale rural real estate transactions or commercial acres sold in the third quarter of 2024. These increases were partially offset by lower harvest activity, primarily in the Southern region, and lower lumber prices.

Cost of goods sold

Cost of goods sold increased $29.6 million compared to the third quarter of 2024 largely due to increased fiber and manufacturing costs associated with higher lumber shipments in our Wood Products segment, along with increased rural real estate and commercial acres sold. These increases were partially offset by lower logging and hauling costs resulting from lower harvest activity.

Merger-related expenses

Merger-related expenses in the third quarter of 2025 were $1.9 million related to professional service fees associated with our pending merger with Rayonier.

Interest expense, net

Interest expense, net increased $1.8 million compared to the third quarter of 2024 primarily due to less interest income earned on lower average cash and cash equivalents held in interest bearing accounts.

Income taxes

Income taxes are primarily due to income or loss from our PotlatchDeltic taxable REIT subsidiaries (TRS). For the three months ended September 30, 2025, we recorded an income tax benefit of $1.4 million on TRS loss before tax of $5.9 million. For the three months ended September 30, 2024, we recorded an income tax benefit of $4.1 million on TRS loss before tax of $15.6 million.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the third quarter of 2025 increased $43.4 million compared to the same period in 2024 primarily due to more rural real estate and commercial development acreage sold and increased lumber shipments. These increases were partially offset by lower harvest volumes and slightly lower lumber prices. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Year to Date 2025 Compared with Year to Date 2024

Revenues

Revenues for the first nine months of 2025 increased $53.5 million compared to the first nine months of 2024 due to higher average lumber prices, increased lumber shipments, primarily from our Waldo, Arkansas facility, and higher Northern sawlog prices. These increases were partially offset by lower Southern sawlog volume, fewer rural real estate acres sold as 2024 included a $56.7 million sale of 34,100 acres of rural timberland to Forest Investment Associates (FIA), and fewer premium residential lots sold in Chenal Valley.

Cost of goods sold

Cost of goods sold decreased $5.3 million compared to the first nine months of 2024, mainly due to fewer rural real estate acres sold and reduced logging and hauling costs in the Southern region from lower harvest activities. Further, the first half of 2024 also included additional depreciation on Waldo, Arkansas sawmill equipment that was removed upon completion of the Modernization Project in June 2024. These impacts were partially offset by increased fiber and manufacturing costs associated with higher lumber shipments, particularly at our Waldo, Arkansas sawmill.

Merger-related expenses

Merger-related expenses during the first nine months of 2025 were $1.9 million related to professional service fees associated with our pending merger with Rayonier.

Environmental charge

During the first quarter of 2025, we accrued an additional $0.5 million related to our voluntary participation as a non-federal sponsor in a sediment contamination remediation project in Minnesota. Refer to Note 1: Basis of Presentation in the Notes to Condensed Consolidated Financial Statements for additional information.

Interest expense, net

Interest expense, net increased $5.3 million compared to the first nine months of 2024 primarily due to less interest income earned on lower average cash and cash equivalents held in interest bearing accounts.

Income taxes

Income taxes are primarily due to income or loss from our TRS. For the nine months ended September 30, 2025, we recorded an income tax benefit of $5.3 million on TRS loss before tax of $22.8 million. For the nine months ended September 30, 2024, we recorded an income tax benefit of $12.9 million on TRS loss before tax of $51.1 million.

Total Adjusted EBITDDA

Total Adjusted EBITDDA for the first nine months of 2025 increased $25.9 million primarily due to higher lumber prices and shipments along with increased Northern sawlog prices. These increases were partially offset by lower Southern harvest volumes, fewer rural real estate acres sold, and fewer premium residential lot sales in Chenal Valley. Refer to the Business Segment Results below for further discussions on activities for each of our segments. See Liquidity and Performance Measures for a reconciliation of Total Adjusted EBITDDA to net income, the closest comparable GAAP measure, for each of the periods presented.

Business Segment Results

Timberlands Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Revenues[1]	$107,989	$105,132	$2,857	$312,104	$296,884	$15,220
Costs and expenses:
Logging and hauling	53,038	56,829	(3,791)	152,544	157,158	(4,614)
Other	11,125	10,294	831	29,008	28,057	951
Selling, general and administrative expenses	2,823	2,185	638	7,612	6,973	639
Timberlands Adjusted EBITDDA[2]	$41,003	$35,824	$5,179	$122,940	$104,696	$18,244

1.

Prior to elimination of intersegment fiber revenues of $29.3 million and $28.1 million for the three months ended September 30, 2025 and 2024, respectively, and $83.3 million and $80.1 million for the nine months ended September 30, 2025 and 2024, respectively.

2.	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Timberlands Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
Harvest Volumes (in tons)	2025	2024	Change	2025	2024	Change
Northern region
Sawlog	402,939	420,896	(17,957)	1,096,345	1,107,630	(11,285)
Pulpwood	7,704	5,964	1,740	42,430	13,716	28,714
Total	410,643	426,860	(16,217)	1,138,775	1,121,346	17,429

Southern region
Sawlog	613,720	668,557	(54,837)	1,939,141	2,052,287	(113,146)
Pulpwood	543,283	591,527	(48,244)	1,587,865	1,592,771	(4,906)
Stumpage	313,064	266,516	46,548	970,814	984,120	(13,306)
Total	1,470,067	1,526,600	(56,533)	4,497,820	4,629,178	(131,358)

Total harvest volume	1,880,710	1,953,460	(72,750)	5,636,595	5,750,524	(113,929)

Sales Price/Unit ($ per ton)[1]
Northern region
Sawlog	$128	$110	$18	$129	$109	$20
Pulpwood	$49	$39	$10	$52	$37	$15

Southern region
Sawlog	$47	$47	$—	$46	$47	$(1)
Pulpwood	$31	$31	$—	$31	31	$—
Stumpage	$16	$15	$1	$14	$16	$(2)

1.

Sawlog and pulpwood sales prices are on a delivered basis, which includes logging and hauling costs. Stumpage sales provide our customers the right to harvest standing timber. As such, the customer contracts the logging and hauling and bears such costs.

Timberlands Adjusted EBITDDA

The following table summarizes Timberlands Adjusted EBITDDA variances for the three and nine months ended September 30, 2025 compared with the three and nine months ended September 30, 2024:

(in thousands)	Three Months	Nine Months
Timberlands Adjusted EBITDDA - prior year	$35,824	$104,696
Sales price and mix	7,065	15,419
Harvest volume	(1,607)	(924)
Logging and hauling costs per unit	266	2,691
Forest management, indirect and other	(545)	1,058
Timberlands Adjusted EBITDDA - current year	$41,003	$122,940

Third Quarter 2025 Compared with Third Quarter 2024

Timberlands Adjusted EBITDDA for the third quarter of 2025 increased $5.2 million compared with the third quarter of 2024 primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region rose by 16.4% to $128 per ton. This increase was driven by higher cedar sawlog prices and indexed sawlog prices in Idaho. Sawlog prices in the Southern region remained stable.
•
Harvest Volume: Northern sawlog harvest volume decreased 4.3% primarily due to favorable operating conditions in the first half of 2025 that allowed more logging and hauling activities earlier in the year than in 2024. Total Southern harvest volume declined 3.7% from the third quarter 2024, reflecting land sales in the region and more harvest volumes earlier in the year due to favorable operating conditions. These declines were partially offset by higher stumpage sales compared to the third quarter of 2024.

Year to Date 2025 Compared with Year to Date 2024

Timberlands Adjusted EBITDDA for the first nine months of 2025 increased $18.2 million compared with the first nine months of 2024 primarily as a result of the following:

•
Sales Price and Mix: Sawlog prices in the Northern region rose by 18.3%, to $129 per ton. This increase was driven by higher cedar sawlog prices and indexed sawlog prices in Idaho. Sawlog prices in the Southern region remained stable.
•
Harvest Volume: Total Northern harvest volume increased 1.6% compared to the first nine months of 2024 primarily due to higher pulpwood harvest. Total Southern region harvest volume for the first nine months of 2025 declined 2.8% compared to the first nine months of 2024 primarily due to recent land sales in the region.
•
Logging and Hauling Costs per Unit: Logging and hauling costs per delivered unit were lower, primarily due to lower hourly trucking rates and fuel costs.
•
Forest Management, Indirect and Other: Revenue from solar land lease options, third-party asset management fees, and carbon credit sales increased in 2025.

Wood Products Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Revenues	$165,881	$139,412	$26,469	$502,345	$441,589	$60,756
Costs and expenses[1]
Fiber costs	79,588	67,552	12,036	236,116	216,595	19,521
Freight, logging and hauling	21,946	17,314	4,632	64,000	55,805	8,195
Manufacturing costs	61,913	58,025	3,888	184,231	175,845	8,386
Finished goods inventory change	1,994	2,883	(889)	(2,829)	(1,061)	(1,768)
Selling, general and administrative expenses	2,826	3,127	(301)	9,678	10,656	(978)
Other	88	92	(4)	260	274	(14)
Wood Products Adjusted EBITDDA[2]	$(2,474)	$(9,581)	$7,107	$10,889	$(16,525)	$27,414

1.

Prior to elimination of intersegment fiber costs of $29.3 million and $28.1 million for the three months ended September 30, 2025 and 2024, respectively, and $83.3 million and $80.1 million for the nine months ended September 30, 2025 and 2024, respectively.

2.	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Wood Products Segment Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Lumber shipments (MBF)[1]	332,724	267,263	65,461	925,449	824,061	101,388
Lumber sales prices ($ per MBF)	$396	$402	$(6)	$432	$419	$13

1.	MBF stands for thousand board feet.

Wood Products Adjusted EBITDDA

The following table summarizes Wood Products Adjusted EBITDDA variances for the three and nine months ended September 30, 2025 compared with the three and nine months ended September 30, 2024:

(in thousands)	Three Months	Nine Months
Wood Products Adjusted EBITDDA - prior year	$(9,581)	$(16,525)
Lumber:
Price	(2,093)	10,539
Manufacturing costs per unit	7,819	11,552
Log costs per unit	3,260	6,603
Volume	(1,689)	(997)
Inventory charge	(2,571)	(4,766)
Residuals, panels and other	2,381	4,483
Wood Products Adjusted EBITDDA - current year	$(2,474)	$10,889

Third Quarter 2025 Compared with Third Quarter 2024

Wood Products Adjusted EBITDDA for the third quarter of 2025 increased $7.1 million compared to the third quarter of 2024 primarily as a result of the following:

•
Lumber Price: Average lumber sales price declined slightly to $396 per MBF during the third quarter of 2025 from $402 per MBF during the third quarter of 2024.
•
Manufacturing Costs Per Unit: Manufacturing costs per unit were lower due to increased production, with the majority occurring at the Waldo, Arkansas sawmill, which completed its production ramp-up in the first quarter of 2025 following the completion of the Modernization Project in late second quarter 2024.
•
Log Costs Per Unit: Log costs per unit were lower primarily due to increased production recoveries at several of our sawmills, including the impact from the ramp-up at the Waldo, Arkansas sawmill, partially offset by higher log costs at our Idaho sawmill due to higher indexed pricing.

•
Inventory charge: Inventory during third quarter of 2025 was written down primarily due to lower spot lumber prices for inventory on hand at certain sawmills compared to the end of the third quarter of 2024.
•
Residual Sales, Panels and Other: Residual revenue increased compared to the same period in 2024, primarily due to higher production levels at our Waldo, Arkansas sawmill. In addition, administrative expenses declined, largely driven by lower employee-related costs.

Year to Date 2025 Compared with Year to Date 2024

Wood Products Adjusted EBITDDA for the first nine months of 2025 increased $27.4 million compared to the first nine months of 2024 primarily as a result of the following:

•
Lumber Price: Average lumber sales price increased to $432 per MBF during the first nine months of 2025 from $419 per MBF during the first nine months of 2024.
•
Manufacturing Costs Per Unit: Manufacturing costs per unit were lower primarily due to increased production, with the majority occurring at the Waldo, Arkansas sawmill.
•
Log Costs Per Unit: Log costs per unit were lower primarily due to increased production recoveries at several of our sawmills, including the impact from the ramp-up at the Waldo, Arkansas sawmill, partially offset by higher log costs at our Idaho sawmill due to higher indexed pricing.
•
Inventory charge: Inventory was written down at September 30, 2025 due to lower spot lumber prices for inventory on hand at certain sawmills compared to the end of the third quarter of 2024.
•
Residual Sales, Panels and Other: During the first nine months of 2025, residual revenue increased compared to the same period in 2024, primarily due to higher production levels at our Waldo, Arkansas sawmill. In addition, administrative expenses declined, largely driven by lower employee-related costs.

Real Estate Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Revenues	$69,582	$38,701	$30,881	$126,269	$145,540	$(19,271)
Costs and expenses
Cost of goods sold	4,770	4,584	186	12,605	12,031	574
Selling, general and administrative expenses	1,767	2,256	(489)	5,143	5,852	(709)
Real Estate Adjusted EBITDDA[1]	$63,045	$31,861	$31,184	$108,521	$127,657	$(19,136)

1.	Management uses Adjusted EBITDDA to evaluate the performance of the segment. See Note 2: Segment Information in the Notes to Condensed Consolidated Financial Statements.

Real Estate Segment Statistics

Rural Real Estate	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Acres sold	15,636	6,548	30,136	51,470
Average price per acre	$3,280	$3,727	$3,243	$2,230

Development Real Estate	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Residential lots	55	53	84	90
Average price per lot	$138,938	$204,851	$127,640	$168,850

Commercial acres	13	—	13	12
Average price per acre	$532,942	$—	$532,942	$492,746

Real Estate Adjusted EBITDDA

The following table summarizes Real Estate Adjusted EBITDDA variances for the three and nine months ended September 30, 2025 compared with the three and nine months ended September 30, 2024:

(in thousands)	Three Months	Nine Months
Real Estate Adjusted EBITDDA - prior year	$31,861	$127,657
Rural real estate sales	27,011	(16,378)
Real estate development sales	3,743	(3,268)
Selling, general and administrative expenses	488	708
Other costs, net	(58)	(198)
Real Estate Adjusted EBITDDA - current year	$63,045	$108,521

Third Quarter 2025 Compared with Third Quarter 2024

Real Estate Adjusted EBITDDA for the third quarter of 2025 increased $31.2 million compared to the third quarter of 2024 primarily as a result of the following:

•
Rural Sales: Total rural real estate acres sold increased primarily due to two transactions in Georgia during the third quarter of 2025: a 6,500-acre conservation sale and a 6,300-acre recreation tract with younger aged timber. There were no similar size sales in the third quarter of 2024. Rural real estate results can significantly vary quarter to quarter based on geographic mix, weather-related access limitations, and transaction size and timing.
•
Development Sales: During the third quarter of 2025, we sold 55 residential lots at an average lot price of $138,938 compared to 53 lots at an average lot price of $204,851 during the third quarter of 2024. In addition, we sold 13 acres of commercial land in Chenal Valley for $532,942 per acre in the third quarter of 2025, compared to no commercial land sales in Chenal Valley during the third quarter of 2024. The average price per residential lot or commercial acre fluctuates based on a variety of factors, including size, location, and planned end use within the developments.

Year to Date 2025 Compared with Year to Date 2024

Real Estate Adjusted EBITDDA for the first nine months of 2025 decreased $19.1 million compared to the first nine months of 2024 primarily as a result of the following:

•
Rural Sales: Rural real estate sales in the first nine months of 2025 included a 2,000-acre conservation land sale in Arkansas along with the two larger rural real estate sales in Georgia. In comparison, the first nine months of 2024 included a 34,100-acre sale to FIA for $56.7 million and a 2,000-acre conservation land sale in Arkansas.
•
Development Sales: During the first nine months of 2025, we sold 84 residential lots at an average lot price of $127,640, compared to 90 residential lots at an average lot price of $168,500 during the first nine months of 2024. In addition, we sold 13 acres of commercial land in Chenal Valley for $532,972 per acre during the first nine months 2025 compared to 12 acres of commercial land for $492,746 per acre during the first nine months of 2024.

Liquidity and Capital Resources

Cash generated by our operations is highly dependent on the selling prices and volumes of our products and can vary from period to period. Changes in significant sources and uses of cash for the nine months ended September 30, 2025 and 2024 are presented by category as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Net cash from operating activities	$155,710	$143,062	$12,648
Net cash from investing activities	$(45,026)	$(82,085)	$37,059
Net cash from financing activities	$(168,740)	$(137,534)	$(31,206)

Net Cash Flows from Operating Activities

Net cash from operating activities increased $12.6 million in the first nine months of 2025 compared to the first nine months of 2024 primarily as a result of the following:

•
Cash received from customers increased $49.8 million. This was driven primarily by higher lumber prices and shipments, along with higher Northern sawlog prices. These increases were partially offset by lower Southern harvest volume and fewer rural real estate acres sold as 2024 included the 34,100-acre sale to FIA.
•
Cash payments increased $39.3 million primarily due to increased lumber production and increased neighborhood infrastructure development activity in Chenal Valley, partially offset by lower Southern logging and hauling activities and lower Northern hauling costs.
•
Cash from operating activities for the first nine months of 2025 includes reclassification of $20.9 million received from interest rate swaps that contain an other-than-insignificant financing element at inception as investing ($19.7 million) and financing ($1.2 million) activities. Cash from operating activities for first nine months of 2024 includes reclassification of $22.5 million received from interest rate swaps that contain an other-than-insignificant financing element at inception as investing ($20.9 million) and financing ($1.6 million) activities.
•
We received $2.9 million of income tax refunds in the first nine months of 2025, and no income tax refunds in the first nine months of 2024.

Net Cash Flows from Investing Activities

Changes in cash flows from investing activities were primarily a result of the following:

•
Cash expenditures for property, plant and equipment, timberlands reforestation and road construction projects during the first nine months of 2025 and 2024 were $39.9 million and $71.5 million, respectively. Cash expenditures during the first nine months of 2025 include the final close out payment of $6.6 million for the Waldo sawmill Modernization Project. Cash expenditures during the first nine months of 2024 included $38.0 million for the Waldo sawmill Modernization Project.
•
Cash expenditures for timberland acquisitions during the first nine months of 2025 and 2024 were $25.5 million and $32.3 million, respectively.
•
We received $19.7 million during the first nine months of 2025, compared to $20.9 million during the first nine months of 2024, from certain interest rate swaps that contained an other-than-insignificant financing element at inception, which are required to be classified in investing activities. Cash flows from these above-market interest rate swaps reduce our interest costs on the corresponding variable rate debt.

Net Cash Flows from Financing Activities

Changes in cash flows from financing activities were primarily a result of the following:

•
During the first nine months of 2025 and 2024, we repurchased 1,511,923 and 666,472 shares of our common stock, respectively, for a purchase price totaling $60.0 million and $27.4 million, respectively.
•
Dividend payments of $105.0 million during the first nine months of 2025 were lower compared to $106.9 million during the first nine months of 2024, as a result of fewer shares outstanding due to share repurchases.

Future Sources and Uses of Cash

At September 30, 2025, we had cash and cash equivalents of $88.8 million. We expect cash and cash equivalents on hand, cash generated from our operating activities, and available borrowing capacity under our Credit Agreement, if needed, to be adequate to meet our future cash requirements. At September 30, 2025, there were no significant changes in our cash commitments arising in the normal course of business under our known contractual and other obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2024. Further, we believe our current liquidity level is sufficient to fund our business, including costs related to the proposed merger with Rayonier, and meet both our short-term (next 12 months) and reasonably foreseeable long-term requirements.

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

Share Repurchase Program

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). At September 30, 2025, we had remaining authorization of $30.0 million for future stock repurchases under the 2022 Repurchase Program. Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or through privately negotiated transactions. Subject to the terms of any trading plan, the 2022 Repurchase Program may be suspended, terminated or modified at any time for any reason.

Term Loans, Credit Agreement, and Interest Rate Swap Agreements

At September 30, 2025, our total outstanding long-term debt was $1.0 billion, all of which was drawn under an amended and restated credit agreement dated as of March 22, 2018 (Amended Term Loan Agreement) with our primary lender, AgWest Farm Credit, PCA (as successor in interest to Northwest Farm Credit Services, PCA). All interest rates on our outstanding long-term debt are variable-rate term loans with an associated interest rate swap that fixes the variable benchmark interest rate component. Of this amount, approximately $27.5 million was classified as current on our accompanying Condensed Consolidated Balance Sheets, consisting of a term loan that matures in February 2026. We are currently evaluating options to either refinance or pay off with cash on hand the $27.5 million term loan when it matures.

On August 27, 2025, we entered into the twelfth amendment to our Amended Term Loan Agreement, establishing a new unsecured multi-segment term loan facility (the New Term Loan) with a total commitment of up to $127.5 million, maturing on August 27, 2035. An initial draw of $100.0 million under the New Term Loan was used to refinance a $100.0 million term loan under the Amended Term Loan Agreement that matured on August 27, 2025. The remaining $27.5 million commitment under the New Term Loan agreement will be available on February 2, 2026, to refinance a variable-rate term loan maturing on that date if we choose to refinance the loan upon maturity. The New Term Loan bears interest at a rate equal to daily simple SOFR plus an applicable margin of 2.30% per annum. The agreement includes a cost-of-capital reset provision at the third, sixth, and ninth anniversaries of the refinance at the sole discretion of the lender.

In connection with refinancing the $100.0 million term loan under the New Term Loan agreement, we terminated our remaining $75.0 million forward-starting interest rate swap and transferred the value realized from its termination into a new interest rate swap to fix the rate on the $100.0 million drawn on the New Term Loan at 4.11%, including margin but before patronage credits from lenders. Following this transaction, we had no remaining forward-starting interest rate swaps.

We have a $300.0 million revolving line of credit with a syndicate of lenders, that matures February 14, 2027 (Amended Credit Agreement). Under the terms of the Amended Credit Agreement, the amount of available principal may be increased up to an additional $500.0 million. We may also utilize borrowings under the Amended Credit Agreement to, among other things, refinance existing indebtedness and provide funding for working capital requirements, capital projects, acquisitions, and other general corporate expenditures. At September 30, 2025, there were no borrowings under the revolving line of credit and approximately $0.6 million of the credit facility was utilized by outstanding letters of credit.

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

The following table presents the components and applicable limits of Total Asset Value (TAV), a component of the Leverage Ratio, at September 30, 2025:

(in thousands)
Estimated timberland fair value	$5,163,877
Wood Products manufacturing facilities book basis (limited to 10% of TAV)	381,031
Cash and cash equivalents	88,773
Other[1]	9,324
Total Asset Value	$5,643,005

1

Includes, as applicable, Company Owned Life Insurance (limited to 5% of TAV), Construction in Progress (limited to 10% of TAV) and Investments in Affiliates (limited to 15% of TAV) as defined in the Financing Agreements.

As of September 30, 2025, we were in compliance with all covenants under the Financing Agreements. The following table sets forth the financial covenants for the Financing Agreements and our status with respect to these covenants at September 30, 2025:

	Covenant Requirement		Actual
Interest Coverage Ratio	≥	3.00 to 1.00	7.9
Leverage Ratio	≤	40%	19%

Credit Ratings

Two major debt rating agencies routinely evaluate our debt, and our cost of borrowing can increase or decrease depending on our credit rating. Both Moody’s and S&P rate our debt as investment grade. There have been no changes in our credit rating during the nine months ended September 30, 2025.

Capital Structure

(in thousands)	September 30, 2025	December 31, 2024
Long-term debt (including current portion)	$1,035,089	$1,034,652
Cash and cash equivalents	(88,773)	(151,551)
Net debt	946,316	883,101
Market capitalization[1]	3,149,608	3,088,347
Enterprise value	$4,095,924	$3,971,448

Net debt to enterprise value	23.1%	22.2%
Dividend yield[2]	4.4%	4.6%
Weighted-average cost of debt, after tax[3]	2.3%	2.3%

1.	Market capitalization is based on outstanding shares of 77.3 million and 78.7 million times closing share prices of $40.75 and $39.25 at September 30, 2025 and December 31, 2024, respectively.
2.	Dividend yield is based on annualized dividends per share of $1.80 and share prices of $40.75 and $39.25 at September 30, 2025 and December 31, 2024, respectively.
3.

Weighted-average cost of debt excludes amortization of deferred debt costs, credit facility fees and non-cash amortization related to redesignated forward swaps and includes estimated annual patronage credit on term loan debt.

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

We reconcile Total Adjusted EBITDDA to net income (loss) for the consolidated company as it is the most comparable GAAP measure.

The following table provides a reconciliation of net income to Total Adjusted EBITDDA for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$25,893	$3,309	$59,052	$16,682
Interest expense, net	11,461	9,635	23,365	18,049
Income taxes	(1,425)	(4,056)	(5,299)	(12,923)
Depreciation, depletion and amortization	26,046	25,487	77,820	85,150
Basis of real estate sold	26,022	12,905	47,370	73,522
Merger-related expenses	1,903	—	1,903	—
Non-operating pension and other postretirement employee benefits	351	(200)	1,053	(602)
Environmental charge	—	—	490	—
Loss on disposal of assets	234	338	658	267
Other	(1,222)	(1,516)	(1,757)	(1,348)
Total Adjusted EBITDDA	$89,263	$45,902	$204,655	$178,797

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

The following table provides a reconciliation of net cash from operating activities to CAD:

	Nine Months Ended September 30,		Twelve Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net cash from operating activities[1,2]	$155,710	$143,062	$201,118	$184,865
Capital expenditures[3]	(65,382)	(103,771)	(82,607)	(178,627)
CAD	$90,328	$39,291	$118,511	$6,238
Net cash from investing activities[4]	$(45,026)	$(82,085)	$(55,003)	$(149,967)
Net cash from financing activities	$(168,740)	$(137,534)	$(213,577)	$(187,643)

1.

Net cash from operating activities for the nine and twelve months ended September 30, 2025, includes cash paid for real estate development expenditures of $8.8 million and $11.6 million, respectively. Net cash from operating activities for the nine and twelve months ended September 30, 2024, includes cash paid for real estate development expenditures of $5.3 million and $7.0 million, respectively.

2.

Net cash from operating activities for the nine and twelve months ended September 30, 2025, excludes $20.9 million and $28.1 million, respectively, of interest rate swap proceeds classified as investing and financing activities. Net cash from operating activities for the nine and twelve months ended September 30, 2024, excludes $22.5 million and $29.5 million, respectively, of interest rate swap proceeds classified as investing and financing activities.

3.

The nine and twelve months ended September 30, 2025, includes capital expenditures of $6.6 million related to the Waldo Modernization Project. The nine and twelve months ended September 30, 2024, includes capital expenditures of $38.0 million and $97.4 million, respectively, related to the Waldo Modernization Project. The nine months ended September 30, 2025 and 2024, includes the acquisition of non-strategic timber and timberland of $25.5 million and $32.3 million, respectively. The twelve months ended September 30, 2025 and 2024, includes the acquisition of non-strategic timber and timberland of $25.5 million and $32.5 million, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2025. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. For a discussion of our risk factors, see Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. With the exception of the risk factors noted below and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, there have been no material changes from the risk factors previously disclosed therein. The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face; others, either unforeseen or currently deemed not material, may also have a negative impact on our company. If any of the following occurs, our business, operating results, cash flows, and financial condition could be materially adversely affected.

Our Pending Merger with Rayonier Inc.

Completion of the Merger is uncertain and subject to risks outside our control, and a delay in completing the Merger may reduce or eliminate the expected benefits from the Merger.

The Merger is subject to a number of conditions, some of which are beyond our control, that could prevent, delay or otherwise materially adversely affect the completion of the transaction. Such conditions include approval by shareholders of both companies, regulatory approvals, and other customary closing conditions. There is no assurance these conditions will be met or that the Merger will close on the expected timeline, or at all. Failure to complete the Merger could adversely affect our business, including adverse market reactions, customer and employee uncertainty, additional costs and litigation risk. We may also incur significant costs, including a termination fee equal to $138 million that would become payable in the event the Merger Agreement is terminated under certain circumstances.

Similarly, a delay in completing the Merger could cause the combined company not to realize some or all of the synergies and other benefits that it expects to achieve if the Merger is successfully completed within its expected time frame. Although the two parties will continue to operate independently until completion of the Merger, the Merger Agreement contains certain restrictions on the conduct of each of the parties’ respective businesses through completion of the Merger. These restrictions could adversely affect our ability to execute business strategies or pursue attractive business opportunities, particularly if the completion of the Merger is delayed. In addition, a delay could enhance the risks that management would focus on completion of the Merger instead of on other opportunities that could be beneficial to the company.

The Exchange Ratio is fixed and will not be adjusted in the event of any change in either PotlatchDeltic’s or Rayonier’s stock price.

Each share of PotlatchDeltic common stock will convert into 1.7339 shares of Rayonier common shares, subject to adjustment for the Rayonier Special Dividend. This Exchange Ratio will not change based on fluctuations in either company’s stock price. As a result, the market value of the Merger Consideration may vary. Factors influencing stock prices include:

•
Market reaction to the Merger announcement and combined company prospects;
•
Changes in the respective business, operations, assets, liabilities or financial outlook of either company;
•
Investor sentiment and perceived likelihood of closing;
•
Economic conditions, interest rates, and regulatory developments and other factors generally affecting the market prices of PotlatchDeltic common stock and Rayonier common shares;
•
Federal, state and local legislation, governmental regulation, and legal developments in the businesses in which PotlatchDeltic and Rayonier operate; and
•
Other factors beyond our control.

The market prices of shares of PotlatchDeltic common stock and Rayonier common shares at the closing of the Merger may vary from their respective prices on the date the Merger Agreement was executed and on the date of the special meeting of PotlatchDeltic’s stockholders. As a result, the market value represented by the Exchange Ratio will also vary. Accordingly, at the time of the PotlatchDeltic’s special meeting of stockholders, PotlatchDeltic stockholders will not know or be able to determine the market value of the consideration they will receive upon completion of the Merger. In addition, if the market price of Rayonier common shares declines between the date the Merger Agreement was signed or the date of the special meeting and the closing of the Merger, including for any of the reasons described above, PotlatchDeltic stockholders will receive Rayonier shares that have a market value upon completion of the Merger that is less than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of the special meeting, respectively.

The Merger Agreement contains provisions that could discourage a potential competing acquirer, or could result in any competing proposal being at a lower price than it might otherwise be.

Pursuant to the Merger Agreement, PotlatchDeltic has agreed not to (i) solicit proposals relating to certain alternative transactions, (ii) engage in discussions or negotiations or provide non-public information in connection with any proposal for an alternative transaction from a third party or (iii) approve or enter into any agreements providing for any such alternative transaction, in each case, subject to certain exceptions to permit members of the PotlatchDeltic board of directors to comply with their duties as directors under applicable law. Notwithstanding these “no-shop” restrictions, prior to obtaining the PotlatchDeltic stockholder approval, under specified circumstances the PotlatchDeltic board of directors may change its recommendation with respect to the Merger, and if the approval of our stockholders is not obtained, PotlatchDeltic may terminate the Merger Agreement to accept a superior proposal upon payment of the termination fee described below.

The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, PotlatchDeltic may be required to pay Rayonier a termination fee equal to $138 million, including, subject to the terms of the Merger Agreement, as a result of a change in recommendation by the PotlatchDeltic board of directors, or in the event of termination at a time when a competing proposal has become public and not withdrawn and is later consummated. These provisions could discourage a potential competing acquirer from considering or proposing an acquisition of PotlatchDeltic, even if it were prepared to pay a higher premium than that proposed in the Merger.

PotlatchDeltic stockholders will be diluted by the Merger.

The Merger will result in PotlatchDeltic stockholders having an ownership stake in the combined company that is smaller than their current stake in PotlatchDeltic. Following the Merger, PotlatchDeltic stockholders will own approximately 46% of the combined company, while Rayonier stockholders will own approximately 54%. This reduced ownership may limit PotlatchDeltic stockholders’ influence over corporate decisions. Additionally, certain equity awards may vest or accelerate, potentially increasing compensation expense and affecting employee retention.

We may become subject to legal proceedings relating to the Merger Agreement, or the transactions contemplated thereby.

Transactions like the Merger are frequently the subject of litigation or other legal proceedings, including actions alleging that either our board of directors or Rayonier’s board of directors, as applicable, breached its respective duties to its stockholders or shareholders, respectively, or other equity holders by entering into the Merger Agreement; by failing to obtain a greater value in the transaction for PotlatchDeltic’s stockholders or Rayonier’s shareholders or other equity holders; by failing to make adequate disclosures; or by otherwise failing to fulfill their fiduciary duties or statutory obligations. While no such litigation is pending or threatened as of the date of this report, litigation or other legal proceedings may be brought against us or against our board of directors in connection with the Merger Agreement, or the transactions contemplated thereby. In such circumstances, we intend to defend against it, but we may not be successful in doing so. An adverse outcome in such matters, as well as the costs, time, and effort of a defense, even if successful, could have a material adverse effect on our ability to consummate the Merger or on our business, results of operations, or financial position, including through the delay of the Merger, the possible diversion of either company’s resources, or the distraction of key personnel.

Uncertainty and restrictions related to the Merger may adversely affect our business.

The announcement and pendency of the Merger may create uncertainty for employees, customers, suppliers, and partners. This could impair our ability to retain talent and maintain relationships. Restrictions on business operations prior to closing may limit our responsiveness to opportunities or competitive threats.

Risks Related to the Combined Company

We may not realize the anticipated benefits of the Merger and will incur significant costs.

The success of the Merger depends on our ability to realize anticipated synergies and benefits, which may be affected by challenges in integrating operations, cultures, and systems. Integration may be complex, costly, and time-consuming, and there is no assurance these benefits will be achieved as expected. It is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business, or inconsistencies in the combined company’s operations, services, standards, controls, procedures, and policies, any of which could adversely affect the ability of the combined company to achieve the anticipated benefits of the Merger, or could otherwise adversely affect the business and financial results of the combined company. In addition, under certain of our or Rayonier’s existing contractual arrangements, the Merger may constitute a change of control or cause certain other triggering events. In such an event, the counterparty may exercise certain rights under such agreement upon the closing of the Merger, which may include termination rights, consent or notice obligations, fees or penalties, pre-payment obligations, and/or rights of first refusal, or similar arrangements, which could adversely impact the anticipated benefits of the Merger, increase costs, and/or impact the combined company’s future performance or operations.

In addition, we expect to incur substantial transaction and integration costs, some of which will be incurred regardless of whether the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of the combined company’s expenses relating to the completion of the Merger and the integration of the combined company’s operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the expenses associated with the Merger could, particularly in the near term, reduce the savings that the combined company expects to achieve following the completion of the Merger. In addition, if the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee to Rayonier equal to $138 million.

The combined company may incur adverse tax consequences if either PotlatchDeltic or Rayonier has failed or fails, or if the combined company fails to qualify as a REIT for U.S. federal income tax purposes.

Both companies intend to maintain REIT status under U.S. federal tax law. Qualification depends on complex legal and factual determinations. If either company, or the combined company, fails to qualify, the combined company may face significant tax liabilities and risk losing REIT status. Additionally, a failure of either PotlatchDeltic or Rayonier to qualify as a REIT could impair the combined company’s ability after the Merger to expand its business and raise capital, and could materially adversely affect the value of Rayonier’s common shares.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees of PotlatchDeltic or Rayonier, which could adversely affect the future business and operations of the combined company following the Merger.

PotlatchDeltic and Rayonier are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans and conduct operations. The combined company’s success after the Merger will depend in part upon its ability to retain key management personnel and other key employees of PotlatchDeltic and Rayonier. Merger-related uncertainty may lead to departures or difficulty attracting talent, which could disrupt operations and strategic execution. Accordingly, no assurance can be given that the combined company will be able to retain key management personnel and other key employees of PotlatchDeltic and Rayonier or attract talent.

The dividends paid by the combined company may be less than the rates currently paid by PotlatchDeltic or Rayonier.

Following the Merger, PotlatchDeltic stockholders may not receive dividends at the same rate they received dividends as PotlatchDeltic stockholders before the Merger, for reasons that may include any of the following factors:

•
the combined company may not have enough cash to pay such dividends due to changes in the combined company’s cash requirements, capital spending plans, cash flow or financial position;
•
the Merger may not be as accretive as currently expected, which could negatively impact the combined company’s cash available for distribution;
•
the combined company may desire to retain cash to maintain or improve its credit ratings; and
•
the actual amount of dividends distributed and the decision to make any distribution will remain at all times entirely at the discretion of the combined company board of directors.

The market price and trading volume of stock of the newly combined company may be volatile in the future as a result of the Merger.

The market price of the newly combined company’s common stock may decline in the future as a result of the Merger for a number of reasons, including management’s inability to successfully integrate the two companies or failure to achieve the perceived benefits of the Merger, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts. Failure to successfully integrate the two companies could negatively impact our revenues, earnings and cash flows, and could materially adversely affect our ability to pay dividends at historical levels, or at all.

Additionally, in the past, securities class action litigation has often been instituted against public companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our cash flows, our ability to execute our business strategy and our ability to make distributions to our stockholders. In addition, securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Lawsuits that may be brought against PotlatchDeltic, Rayonier or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger.

One of the conditions to the closing of the Merger is that no injunction by any governmental entity having jurisdiction over PotlatchDeltic, Rayonier or the Merger Sub has been entered and continues to be in effect and no law has been adopted, in either case, that prohibits the closing of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect PotlatchDeltic's and Rayonier’s respective business, financial condition, cash flows and results of operations. There can be no assurance that any of the defendants would be successful in the outcome of any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the combined company’s business, financial condition, cash flows and results of operations.

The combined company’s anticipated level of indebtedness will increase upon completion of the Merger.

Upon completion of the Merger, the combined company intends to assume and/or refinance certain indebtedness of PotlatchDeltic and, assuming that occurs, the combined company’s consolidated indebtedness will increase substantially and it will be subject to increased risks associated with debt financing, including an increased risk that the combined company’s cash flow could be insufficient to meet required payments on its debt securities or other indebtedness or to pay dividends on its common shares or any preferred shares it may issue. The combined company’s increased indebtedness could have important consequences to holders of its common shares and its debt securities including:

•
increasing the combined company’s vulnerability to general adverse economic and industry conditions;
•
limiting the combined company’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•
requiring the use of a substantial portion of the combined company’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures, and general corporate requirements;
•
limiting the combined company’s flexibility in planning for, or reacting to, changes in its business and its industry; and
•
putting the combined company at a disadvantage compared to its competitors with less indebtedness.

If the combined company defaults under a debt instrument, it will be in default under any other debt instrument that has cross-default provisions, the holders of all such indebtedness may be entitled to demand its immediate repayment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 31, 2022, our board of directors authorized management to repurchase up to $200.0 million of our common stock with no set time limit for the repurchase (the 2022 Repurchase Program). Shares under the 2022 Repurchase Program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 (the Exchange Act), or through privately negotiated transactions. There were no shares repurchased during the three months ended September 30, 2025. At September 30, 2025, we had remaining authorization of $30.0 million for future stock repurchases under the 2022 Repurchase Program. We record share repurchases upon trade date as opposed to settlement date when cash is disbursed.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of the company's officers or directors adopted, modified, or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

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
10.1*

Twelfth amendment to Second Amended and Restated Term Loan Agreement dated August 27, 2025, by and among the Registrant and its wholly-owned subsidiaries as borrowers and AgWest Farm Credit, PCA (as successor in interest to Northwest Farm Credit Services, PCA), as Administrative Agent, the Guarantors party thereto, the Lenders party thereto, and the Voting Participants party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 27, 2025.

10.2[1,2]	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Award Notice (Employee).
10.3[1,2]	Form of PotlatchDeltic 2019 Long-Term Incentive RSU Award Notice (Employee).
10.4[1,2]	Form of PotlatchDeltic 2019 Long-Term Incentive Special RSU Award Notice (Employee).
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.
101

The following financial information from PotlatchDeltic Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, filed on November 7, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Incorporated by reference.

1 Management contract or compensatory plan, contract, or arrangement.

2 Document filed with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PotlatchDeltic Corporation
(Registrant)

		By	/s/ GLEN F. SMITH
Glen F. Smith
Chief Accounting Officer (Duly Authorized; Principal Accounting Officer)

Date:	November 7, 2025